Form 10-K
period 1993-12-31
AMERADA HESS CORP
filed 1994-03-29
CIK 4447

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 Fee Required
                  For the fiscal year ended December 31, 1993
                                       or
         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 No Fee Required
         For the transition period from                 to

                         COMMISSION FILE NUMBER 1-1204

                            ------------------------

                            AMERADA HESS CORPORATION

             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)
                                   13-4921002
                    (I.R.S. Employer Identification Number)

    1185 AVENUE OF THE AMERICAS, NEW YORK, N.Y.                 10036
      (Address of principal executive offices)               (Zip Code)

    (Registrant's telephone number, including area code, is (212) 997-8500)
                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                       ON WHICH REGISTERED
      -------------------                      ---------------------
Common Stock (par value $1.00)                 New York Stock Exchange
                                               Montreal Stock Exchange
                                               Toronto Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
     The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $3,681,000,000 as of February 28, 1994.
     At February 28, 1994, 93,011,355 shares of Common Stock were outstanding. Certain items in Parts I and II incorporate information by reference from the 1993 Annual Report to Stockholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on
May 4, 1994.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Amerada Hess Corporation (the "Registrant") was incorporated in 1920 in the State of Delaware. The Registrant and its subsidiaries (collectively referred to herein as the "Corporation") are engaged in the exploration for and the production, purchase, gathering, transportation and sale of crude oil and natural gas and the manufacture, purchase, transportation and marketing of petroleum products.

EXPLORATION AND PRODUCTION

     The Corporation's exploration and production activities are located primarily in the United States, Canada and the United Kingdom and Norwegian sectors of the North Sea. The Corporation also conducts exploration and/or production activities in Abu Dhabi, Egypt, Gabon, Namibia and Thailand. Of the Company's proved reserves (on a barrel of oil equivalent basis), 32% are located in the United States, 52% are located in the United Kingdom and Norwegian sectors of the North Sea, 12% are located in Canada and the remainder are located in Gabon and Abu Dhabi. Worldwide crude oil and natural gas liquids production amounted to 215,390 barrels per day in 1993 compared with 224,187 barrels per day in 1992. Worldwide natural gas production was 887,309 Mcf per day in 1993 compared with 924,961 Mcf per day in 1992.

     At December 31, 1993, the Corporation has 670 million barrels of proved crude oil and natural gas liquids reserves compared with 652 million barrels at the end of 1992. Proved natural gas reserves were 2,653 million Mcf at December 31, 1993 compared with 2,640 million Mcf at December 31, 1992. The Corporation has an inventory of drillable prospects primarily in the United States, Canada and the United Kingdom and Norwegian sectors of the North Sea.

     UNITED STATES. The Corporation operates principally offshore in the Gulf of Mexico and onshore in the states of Texas, Louisiana and North Dakota. During 1993, 33% of the Corporation's crude oil and natural gas liquids production and 57% of its natural gas production were from United States operations.

     The table below sets forth the Corporation's average daily net production by area in the United States:

                                                                      1993          1992
                                                                     -------       -------
    CRUDE OIL, INCLUDING CONDENSATE AND
      NATURAL GAS LIQUIDS (BARRELS PER DAY)
      Texas........................................................   27,573        28,183
      Gulf of Mexico...............................................   15,389        15,924
      North Dakota.................................................   13,699        13,487
      Alaska.......................................................    4,341         5,016
      Louisiana....................................................    2,546         2,507
      Other........................................................    8,423         8,463
                                                                     -------       -------
              Total................................................   71,971        73,580
                                                                     -------       -------
                                                                     -------       -------
    NATURAL GAS (MCF PER DAY)
      Gulf of Mexico...............................................  283,340       369,063
      Louisiana....................................................   54,848        44,699
      North Dakota.................................................   47,617        39,259
      Texas........................................................   47,508        56,950
      California...................................................   19,744        45,884
      Other........................................................   49,402        45,969
                                                                     -------       -------
              Total................................................  502,459       601,824
                                                                     -------       -------
                                                                     -------       -------

     CANADA. The Corporation, through its wholly-owned Canadian subsidiary, Amerada Hess Canada Ltd., conducts operations in the Provinces of Alberta and British Columbia. The Corporation's crude oil and natural gas liquids production in Canada amounted to 13,492 net barrels per day in 1993 compared to 13,509 net barrels per day in 1992, and its natural gas production increased to 167,839 net Mcf per day in 1993 from 137,680 net Mcf per day in 1992.

     UNITED KINGDOM. The Corporation's activities in the United Kingdom are conducted by its wholly-owned British subsidiary, Amerada Hess Limited. During 1993, 39% of the Corporation's crude oil and natural gas liquids production and 21% of its natural gas production were from United Kingdom operations.

     The table below sets forth the Corporation's average daily net production in the United Kingdom by field and the Corporation's interest in each at December 31, 1993:

                          PRODUCING FIELD           INTEREST           1993          1992
                        ------------------         ----------         ------        ------
        CRUDE OIL, INCLUDING CONDENSATE AND
          NATURAL GAS LIQUIDS (BARRELS PER DAY)
          Ivanhoe/Rob Roy........................     42.08%           27,343        27,452
          Beryl/Ness.............................     20.00            20,478        20,595
          Scott..................................     35.27            10,690            --
          Arbroath/Montrose......................     28.21             9,679        10,556
          Hudson.................................     28.46             4,714            --
          Angus..................................     93.92             4,178        23,053
          Other..................................  Various              6,720         6,077
                                                                      -------       -------
               Total.............................                      83,802        87,733
                                                                      -------       -------
                                                                      -------       -------
        NATURAL GAS (MCF PER DAY)
          Leman..................................     21.74%           48,523        53,777
          Indefatigable..........................     23.08            38,836        55,347
          Beryl/Ness.............................     20.00            46,219        14,484
          Everest/Lomond.........................     18.67%/16.67%    18,596            --
          Anglia.................................     29.29            15,962        11,112
          Amethyst...............................      6.49             9,615         8,962
          Ivanhoe/Rob Roy........................     42.08             6,701         8,575
          Other..................................  Various              3,572         1,342
                                                                      -------       -------
               Total.............................                     188,024       153,599
                                                                      -------       -------
                                                                      -------       -------

     Crude oil production commenced from the Scott and Hudson Fields in the third quarter of 1993. Natural gas production commenced from the Everest and Lomond Fields in mid-1993. The Angus Field ceased production in June 1993.

     NORWAY. The Corporation's activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/S. The Corporation's Norwegian operations accounted for crude oil and natural gas liquids production of 27,820 and 31,305 net barrels per day in 1993 and 1992, respectively. Approximately 60% of this production is from the Corporation's 28.09% interest in the Valhall Field.

     GABON. The Corporation has a 5.5% interest in the Rabi Kounga oil field onshore Gabon. The Corporation's share of production from Gabon averaged 8,136 and 6,660 net barrels of crude oil per day in 1993 and 1992, respectively.

REFINING AND MARKETING

     The Corporation's refining facilities are located in St. Croix, United States Virgin Islands and Port Reading, New Jersey. The Purvis refinery operated throughout 1993 but was mothballed in early 1994. Total crude runs in 1993 averaged 351,000 barrels per day. Approximately 12% of the Corporation's crude runs was supplied from the Corporation's production directly, or indirectly under exchange arrangements with other producers. The balance comes from various suppliers under contracts of one year or less and through spot purchases on the open market. Approximately 85% of the petroleum products marketed in 1993 was obtained from the Corporation's refineries. The Corporation purchased the balance from other companies under short-term supply contracts and by spot purchases from various sources. Sales of refined products averaged 386,000 barrels per day in 1993 compared with 377,000 barrels per day in 1992.

     HESS OIL VIRGIN ISLANDS REFINERY. The Corporation owns and operates a petroleum refinery in St. Croix, United States Virgin Islands through its wholly-owned subsidiary, Hess Oil Virgin Islands Corp. ("HOVIC").

In 1993, refined products produced were approximately 50% gasoline and distillates, 20% refinery feedstocks and the remainder principally residual fuel oil. In addition to crude distillation capacity, the refinery has a fluid catalytic cracking unit which commenced production in the fourth quarter of 1993 and has increased gasoline production. The refinery also has catalytic reforming units, vacuum distillation capacity, visbreakers, a sulfolane unit, a penex unit, distillate desulfurizers, vacuum gas oil desulfurizers and sulfur recovery facilities. The refinery has approximately 30 million barrels of storage capacity.

     The refinery has the capability to process a variety of crude oils, including high-sulfur crudes. The refinery has a 60-foot-deep harbor and docking facilities for ten ocean-going tankers at one time. The refinery's harbor accommodates very large crude carriers after a portion of their crude oil cargo is lightered at the Corporation's storage and transshipment facility in Saint Lucia, which has a 90-foot-deep harbor. The Saint Lucia facility has approximately 10 million barrels of storage capacity.

     PORT READING FACILITY. The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey, which processes vacuum gas oil and operated at the rate of approximately 50,000 barrels per day in 1993. The Port Reading facility primarily produces gasoline and heating oil.

     PURVIS REFINERY. In early 1994, the Corporation mothballed its 30,000 barrel per day Purvis, Mississippi refinery.

     MARKETING. The Corporation markets refined petroleum products principally on the East and Gulf Coasts of the United States to public utilities, industrial and commercial users, governmental agencies, wholesale distributors, commercial airlines and the motoring public.

     At December 31, 1993, the Corporation has 535 HESS(R) gasoline stations of which approximately 83% are operated by the Corporation. Most of the Corporation's stations are concentrated in highly-populated, urban areas, principally in New York, New Jersey and Florida. 147 of the Corporation's stations have HESS MART(R) convenience stores. The Corporation owns in fee approximately 75% of the properties on which its stations are located. The Corporation also has 44 terminals located throughout its marketing area, with aggregate storage capacity of approximately 46 million barrels.

COMPETITION AND MARKET CONDITIONS

     The petroleum industry is highly competitive. The Corporation encounters competition from numerous companies in each of its activities, particularly in acquiring rights to explore for crude oil and natural gas and in the purchasing and marketing of petroleum products. Many competitors are larger and have substantially greater resources than the Corporation. The Corporation is also in competition with producers and marketers of other forms of energy.

     The petroleum business involves large-scale capital expenditures and risk-taking. In the search for new oil and gas reserves, long lead times are often required from successful exploration to subsequent production. Operations in the petroleum industry depend on a depleting natural resource. The number of areas where it can be expected that hydrocarbons will be discovered in commercial quantities is constantly diminishing and exploration risks are high. Areas where hydrocarbons may be found are often in remote locations or in offshore water where exploration and development activities are capital intensive and operating costs are high. In addition, low crude oil prices have reduced the number of areas from which hydrocarbons can be economically produced.

     The major foreign oil producing countries, including the Organization of Petroleum Exporting Countries ("OPEC"), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production, oil prices, and other matters has a significant impact on the oil market and the Corporation. In recent years, the futures markets have become increasingly important in influencing the prices of crude oil, natural gas and petroleum products. The Corporation cannot predict the extent to which future market conditions may be affected by OPEC, the futures markets or other external influences.

     Market conditions continue to affect the Corporation's earnings. The Corporation's refining and marketing results were affected in 1993 by weak refining margins caused, in part, by product prices falling faster than crude oil costs. Residual fuel oil prices continued to be weak because of oversupply and competition from other forms of energy. Results of refining and marketing operations will be negatively affected in the future if conditions comparable to those prevailing in 1993 continue.

     The Corporation's exploration and production operations were profitable in 1993, but are impacted by volatility in the selling prices of crude oil and natural gas. The low worldwide crude oil selling prices which existed in 1993 have continued in the early part of 1994. The balance between supply and demand for natural gas in the United States improved in 1993 and the selling price increased; however, there is no assurance that these conditions will continue.

OTHER ITEMS

     The Corporation's operations may be affected by federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, and changes in import regulations, as well as other political developments. The Corporation has been affected by certain of these events in various countries in which it operates. The Corporation markets motor fuels through lessee-dealers and wholesalers in certain states where legislation prohibits producers or refiners of crude oil from directly engaging in retail marketing of motor fuels. Similar legislation is periodically proposed in Congress and in various other states. The Corporation, at this time, cannot predict the effect of any of the foregoing on its future operations.

     Compliance with the various environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a materially adverse effect on the Corporation's earnings and competitive position within the industry. However, the cost of such compliance has been increasing in recent years and is expected to increase in the future. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $28 million in 1993 and the Corporation anticipates comparable capital expenditures in 1994. These amounts do not include capital expenditures incurred in connection with the upgrading of the Corporation's St. Croix refinery to produce gasolines required under the 1990 amendments to the Clean Air Act. In addition, the Corporation expended $14 million in 1993 for environmental remediation, with at least a comparable amount anticipated for 1994.

     The number of persons employed by the Corporation averaged 10,173 in 1993 and 10,263 in 1992.

     Additional operating and financial information relating to the business and properties of the Corporation appears on pages 9 and 10 under the heading
"United States Exploration and Production," on pages 13, 14 and 17 under the heading "International Exploration and Production," on pages 19 and 20 under the heading "Refining and Marketing," on pages 23 through 27 under the heading "Financial Review" and on pages 28 through 53 of the accompanying 1993 Annual Report to Stockholders, which information is incorporated herein by reference.*
- --------------------------------------------------------------------------------

* Except as to information specifically incorporated herein by reference under Items 1, 2, 5, 6, 7 and 8, no other information or data appearing in the 1993 Annual Report to Stockholders is deemed to be filed with the Securities and Exchange Commission (SEC) as part of this Annual Report on Form 10-K, or otherwise subject to the SEC's regulations or the liabilities of Section 18 of the Securities and Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

     Reference is made to Item 1 and the operating and financial information relating to the business and properties of the Corporation, which is incorporated in Item 1 by reference.

     Additional information relating to the Corporation's oil and gas operations follows.

1. OIL AND GAS RESERVES

     The Corporation's net proved oil and gas reserves at the end of 1993, 1992 and 1991 are presented under Supplementary Oil and Gas Data in the accompanying 1993 Annual Report to Stockholders, which has been incorporated herein by reference.

     During 1993, the Corporation provided oil and gas reserve estimates for 1992 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

     The Corporation has no long-term contracts or agreements to supply fixed quantities of its crude oil production. Approximately 80% of the Corporation's 1993 natural gas production was sold under long-term contracts to various purchasers. Contractual commitments in 1994 (which are expected to be comparable to 1993) will be filled from the Corporation's production and from contractual purchases.

2. AVERAGE SELLING PRICES AND AVERAGE PRODUCTION COSTS

                                                      1993       1992       1991
- ----------------------------------------------------------------------------------
Average selling prices (Note A)
     Crude oil, including condensate and natural
       gas liquids (per barrel)
          United States..........................    $ 17.40    $ 17.94    $ 22.59
          Canada.................................      16.30      17.05      18.21
          Europe.................................      17.04      19.79      19.85
          Other areas............................      16.41      18.70      18.18
          Average................................      17.05      18.92      20.54
     Natural gas (per Mcf)
          United States..........................    $  2.06    $  1.69    $  1.62
          Canada.................................       1.43       1.24       1.22
          Europe.................................       1.83       1.83       1.71
          Average................................       1.87       1.66       1.59
- -----------------------------------------------------------------------------------


     Note A: Includes inter-company transfers valued at approximate market prices and the effect of the Corporation's forward sales activities.

                                                      1993       1992      1991
- ----------------------------------------------------------------------------------
Average production (lifting) costs per barrel of
  production (Note B)
          United States..........................    $  4.06    $  3.43    $  3.61
          Canada.................................       3.21       3.61       4.35
          Europe.................................       4.89       6.03       5.54
          Other areas............................       4.15       4.01       4.40
          Average................................       4.31       4.51       4.39
- ----------------------------------------------------------------------------------


     Note B: Production (lifting) costs consist of amounts incurred to operate and maintain the Corporation's producing oil and gas wells and related equipment and facilities, including severance and other related production taxes. The average production (lifting) costs per barrel of production reflect the crude oil equivalent of natural gas production converted on the basis of relative energy content.

     The foregoing tabulation does not include substantial costs and charges applicable to finding and developing proved oil and gas reserves, nor does it reflect significant outlays for related general and administrative expenses, interest expense and income taxes.

3. GROSS AND NET DEVELOPED ACREAGE AND PRODUCTIVE WELLS AT DECEMBER 31, 1993


                                          DEVELOPED
                                           ACREAGE               PRODUCTIVE WELLS (NOTE A)
                                        APPLICABLE TO      -------------------------------------
                                       PRODUCTIVE WELLS           OIL                 GAS
                                        (IN THOUSANDS)     -----------------    ----------------
- ------------------------------------------------------------------------------------------------
                                       GROSS      NET       GROSS      NET      GROSS      NET
                                       ------    ------    -------    ------    ------    ------
United States......................     3,095       713     14,506     1,673     1,964       763
Canada.............................       779       392      1,914       465     1,003       325
Europe.............................       470        90        348        36       133        27
Other areas........................        91        24        125        15      --        --
                                       ------    ------    -------    ------    ------    ------
          Total....................     4,435     1,219     16,893     2,189     3,100     1,115
                                       ------    ------    -------    ------    ------    ------
                                       ------    ------    -------    ------    ------    ------
- ------------------------------------------------------------------------------------------------


     Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 290 gross wells and 155 net wells.

4. GROSS AND NET UNDEVELOPED ACREAGE AT DECEMBER 31, 1993

                                                    UNDEVELOPED
                                                      ACREAGE
                                                  (IN THOUSANDS)
                                                 -----------------
                                                  GROSS      NET
- --------------------------------------------------------------------------------
United States................................      2,766     1,854
Canada.......................................      1,557       788
Europe.......................................      6,712     1,858
Other areas..................................      6,694     1,664
                                                 -------    ------
          Total..............................     17,729     6,164
                                                 -------    ------
                                                 -------    ------
- --------------------------------------------------------------------------------

5. NUMBER OF NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                       NET EXPLORATORY WELLS      NET DEVELOPMENT WELLS
                                       ----------------------     ----------------------
                                       1993     1992     1991     1993     1992     1991
- ----------------------------------------------------------------------------------------
Productive wells
     United States.................     25       12       31       43       25       31
     Canada........................      9        1        4       10        7        9
     Europe (Note A)...............      6      Nil      Nil        3        7       10
     Other areas...................    Nil        -        -        1        1        1
                                       ----     ----     ----     ----     ----     ----
          Total....................     40       13       35       57       40       51
                                       ----     ----     ----     ----     ----     ----
Dry holes
     United States.................     23       16       19        1        -        2
     Canada........................     10        5       10        2      Nil      Nil
     Europe........................      1        1        4        -        -        -
     Other areas...................      -      Nil        1        -        -        -
                                       ----     ----     ----     ----     ----     ----
          Total....................     34       22       34        3      Nil        2
                                       ----     ----     ----     ----     ----     ----
Total..............................     74       35       69       60       40       53
                                       ----     ----     ----     ----     ----     ----
                                       ----     ----     ----     ----     ----     ----
- ----------------------------------------------------------------------------------------


     Note A: Excludes 1 exploratory well in 1992 and 4 in 1991 which have encountered hydrocarbons, but are not expected to be used for production.

6. NUMBER OF WELLS IN PROCESS OF DRILLING AT DECEMBER 31, 1993

                                                     GROSS      NET
                                                     WELLS     WELLS
- --------------------------------------------------------------------------------
United States....................................      34        10
Canada...........................................       8         5
Europe...........................................       8         1
Other areas......................................       1       Nil
                                                     -----     -----
          Total..................................      51        16
                                                     -----     -----
                                                     -----     -----
- --------------------------------------------------------------------------------


7. NUMBER OF WATERFLOODS AND PRESSURE MAINTENANCE PROJECTS IN PROCESS OF INSTALLATION AT
   DECEMBER 31, 1993 -- FIVE (ONE NET) -- UNITED STATES

- --------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

     On September 29, 1992, Region II of the United States Environmental Protection Agency ("EPA") commenced an administrative proceeding under Section 113(d) of the Federal Clean Air Act against Amerada Hess (Port Reading) Corporation, a wholly-owned subsidiary of the Registrant, alleging violations of Sections 111 and 114 of the Federal Clean Air Act arising out of this subsidiary's alleged failure to comply with certain monitoring and reporting obligations under regulations relating to new source performance standards. The proceeding seeks penalties totaling approximately $198,000 for the alleged violations. The Registrant's subsidiary is actively engaged in settlement discussions with the EPA but is also prepared to vigorously defend this action.

     The Registrant is currently the subject of an investigation by United States Attorneys for federal judicial districts in New Jersey and the U.S. Virgin Islands and by the EPA with respect to possible violations of federal environmental and other laws and regulations in connection with hazardous waste handling at the HOVIC refinery. The investigation apparently focuses on whether or not certain spent catalyst generated at the HOVIC refinery should have been managed as a hazardous waste under the Resource Conservation and Recovery Act. It is not possible at this time for Registrant to state what the outcome of the investigation will be, or, if any proceedings arising out of the investigation were to be commenced against the Registrant or HOVIC, what claims would be asserted or what relief would be sought.

     On April 27, 1993, the Texas Natural Resource Conservation Commission ("TNRCC", then known as the Texas Water Commission) notified the Registrant of alleged violation of the Texas Water Code as a result of alleged discharges of hydrocarbon compounds into the groundwater in the vicinity of the Registrant's terminal in Corpus Christi, Texas. Penalties provided for these violations include administrative penalties not to exceed $10,000 per day. The Registrant has undertaken a groundwater assessment and an interim correction measures program and is formulating other appropriate responses to these allegations. The Registrant expects to enter into an agreed order with the TNRCC that will address any remediation of the soil or groundwater that may be required. The TNRCC has not proposed a penalty amount to be assessed in conjunction with the issuance of such an order. Management does not currently expect that the outcome of this proceeding will have a material adverse effect on the financial condition of the Corporation.

     The Corporation periodically receives notices from the EPA that the Corporation is a "potentially responsible party" under the Superfund legislation with respect to various waste disposal sites. Under this legislation, all potentially responsible parties are jointly and severally liable. For certain sites, EPA's claims or assertions of liability against the Corporation relating to these sites have not been fully developed. With respect to the remaining sites, EPA's claims have been settled, or a proposed settlement is under consideration, in all cases for amounts which are not material. The ultimate impact of these proceedings, and of any related proceedings by private parties, on the business or accounts of the Corporation cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but is not expected to be material.

     The Corporation is from time to time involved in other judicial and administrative proceedings, including proceedings relating to other environmental matters. Although the ultimate outcome of these proceedings cannot be ascertained at this time and some of them may be resolved adversely to the Corporation, no such proceeding is required to be disclosed under applicable rules of the Securities and Exchange Commission. In management's opinion, based upon currently known facts and circumstances, such proceedings in the aggregate will not have a material adverse effect on the financial condition of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1993, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents information as of January 15, 1994 regarding executive officers of the Registrant:

                                                                                       YEAR
                                                                                    INDIVIDUAL
                                                                                    BECAME AN
                                                                                    EXECUTIVE
             NAME            AGE                    OFFICE HELD*                     OFFICER
   --------------------------------------------------------------------------------------------
   Leon Hess...............  79     Chairman of the Board, Chief Executive             1969
                                    Officer and Director
   Robert F. Wright........  68     President, Chief Operating Officer and             1971
                                    Director
   John B. Hess............  39     Senior Executive Vice President and Director       1983
   H. W. McCollum..........  79     Chairman of the Finance Committee and              1969
                                    Director
   J. Barclay Collins II...  49     Executive Vice President, General Counsel and      1986
                                      Director
   W. S. H. Laidlaw........  38     Executive Vice President of the Corporation        1986
                                    and Managing Director, Amerada Hess Limited
   John Y. Schreyer........  54     Executive Vice President, Chief Financial          1990
                                    Officer and Director
   Alan A. Bernstein.......  49     Senior Vice President                              1987
   Marco B. Bianchi........  54     Senior Vice President and Director                 1986
   James F. Cassidy........  66     Senior Vice President                              1992
   F. Lamar Clark..........  60     Senior Vice President                              1990
   Neal Gelfand............  49     Senior Vice President                              1980
   Charles H. Norz.........  56     Senior Vice President                              1982
   Benedict J. O'Bryan.....  56     Senior Vice President                              1991
   Rene L. Sagebien........  53     Senior Vice President                              1990
   Andrew A. Zizinia.......  63     Senior Vice President                              1991
   Gerald A. Jamin.........  52     Treasurer                                          1985
- -------------------------------------------------------------------------------------------


     * All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant, and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 5, 1993. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 4, 1994.

     Except for Mr. Schreyer, each of the above officers has been employed by the Registrant in various managerial and executive capacities for more than five years. Prior to his employment with the Company in July 1990, Mr. Schreyer was a partner with the accounting firm of Ernst & Young.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 1993 and 1992, dividend payments and restrictions thereon and the number of holders of Common Stock is presented on page 27 (Financial Review), page 35 (Long-Term Debt) and on page 50 (Ten-Year Summary of Financial Data) of the accompanying 1993 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     A Ten-Year Summary of Financial Data is presented on pages 48 through 51 of the accompanying 1993 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is presented on pages 23 through 27 of the accompanying 1993 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, including the Report of Ernst & Young, Independent Auditors, the Supplementary Oil and Gas Data (unaudited) and the Quarterly Financial Data (unaudited) are presented on pages 27 through 47 of the accompanying 1993 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            ------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 4, 1994.

     Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to "Election of Directors-Executive Compensation and Other Information", other than information under "Compensation Committee Report on Executive Compensation" and "Performance Graph" included therein, from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 4, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Election of Directors-Ownership of Voting Securities by Certain Beneficial Owners" and "Election of Directors-Ownership of Equity Securities by Management" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 4, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 4, 1994.

                            ------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. AND 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

             The financial statements and schedules filed as part of this Annual Report on Form 10-K are listed in the accompanying index to financial statements and schedules.

         3. EXHIBITS

          3(1)               -Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1988.
          3(2)               -By-Laws of Registrant incorporated by reference to Exhibit 3(2) of
                               Form 10-K of Registrant for the fiscal year ended December 31,
                               1985.
          4(1)               -Note and Warrant Purchase Agreement, dated June 27, 1991 (including the form of the Common Stock Purchase Warrant expiring June 27,
                               2001, included as Exhibit B thereof) incorporated by reference to
                               Exhibit 4 of Form 10-Q of Registrant for the three months ended
                               June 30, 1991.
          4(2)               -Amendment, dated as of May 15, 1992 to the Note and Warrant
                               Purchase Agreement, dated June 27, 1991 (including the form of the common stock purchase warrant expiring June 27, 2001, included as
                               Exhibit B thereof), incorporated by reference to Exhibit 19 of
                               Form 10-Q of Registrant for the three months ended June 30, 1992.
                             -Other instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of
                               Registrant and its subsidiaries on a consolidated basis.
                               Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of
                               Registrant and its subsidiaries upon request.
         10(1)               -Extension and Amendment Agreement between the Government of the
                               Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the
                               three months ended June 30, 1981.
         10(2)               -Restated Second Extension and Amendment Agreement dated July 27,
                               1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form
                               10-Q of Registrant for the three months ended September 30, 1990.
         10(3)               -Technical Clarifying Amendment dated as of November 17, 1993 to
                               Restated Second Extension and Amendment Agreement between the
                               Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
         10(4)*              -Incentive Compensation Award Plan for Key Employees of Amerada Hess
                               Corporation and its subsidiaries incorporated by reference to
                               Exhibit 10(2) of Form 10-K of Registrant for the fiscal year ended
                               December 31, 1980.
         10(5)*              -Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.

         10(6)*              -Executive Long-Term Incentive Compensation and Stock Ownership Plan
                               of Registrant dated June 3, 1981 incorporated by reference to
                               Exhibit 10(5) of Form 10-Q of Registrant for the three months ended June 30, 1981.
         10(7)*              -Amendment dated as of December 5, 1990 to the Executive Long-Term
                               Incentive Compensation and Stock Ownership Plan of Registrant
                               incorporated by reference to Exhibit 10(9) of Form 10-K of
                               Registrant for the fiscal year ended December 31, 1990.
         10(8)*              -Amerada Hess Corporation Pension Restoration Plan dated January 19,
                               1990 incorporated by reference to Exhibit 10(9) of Form 10-K of
                               Registrant for the fiscal year ended December 31, 1989.
         10(9)*              -Letter Agreement dated August 8, 1990 between Registrant and Mr.
                               John Y. Schreyer relating to Mr. Schreyer's participation in the
                               Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the
                               fiscal year ended December 31, 1991.
         13                  -1993 Annual Report to Stockholders of Registrant.
         21                  -Subsidiaries of Registrant.
         23                  -Consent of Ernst & Young, Independent Auditors, dated March 24,
                               1994, to the incorporation by reference in Registrant's
                               Registration Statement on Form S-8 (No. 33-39816) of its report relating to Registrant's financial statements and schedules, which consent appears on page F-2 herein.
- --------------------------------------------------------------------------------


* These exhibits relate to executive compensation plans and arrangements.

     (B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of Registrant's fiscal year ended December 31, 1993.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 24TH DAY OF MARCH 1994.

                                            AMERADA HESS CORPORATION
                                                 (REGISTRANT)

                                            By     /s/  JOHN Y. SCHREYER
                                                ............................
                                                     (JOHN Y. SCHREYER)
                                                EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                               TITLE                    DATE
- ----------------------------------------------------------------------------------------------
                                                  Director, Chairman of
                                                      the Board and
                                                 Chief Executive Officer
             /s/  LEON HESS                   (Principal Executive Officer)   March 24, 1994
     ...................................
                 (LEON HESS)

                                              Director, President and Chief
         /s/  ROBERT F. WRIGHT                      Operating Officer         March 24, 1994
     ...................................
             (ROBERT F. WRIGHT)

         /s/  MARCO B. BIANCHI                          Director              March 24, 1994
     ...................................
             (MARCO B. BIANCHI)

       /s/  J. BARCLAY COLLINS II                       Director              March 24, 1994
     ...................................
           (J. BARCLAY COLLINS II)

                                                        Director              March   , 1994
     ...................................
            (BERNARD T. DEVERIN)

          /s/  PETER S. HADLEY                          Director              March 24, 1994
     ...................................
              (PETER S. HADLEY)

           /s/  JOHN B. HESS                            Director              March 24, 1994
     ...................................
               (JOHN B. HESS)

         /s/  EDITH E. HOLIDAY                          Director              March 24, 1994
     ...................................
             (EDITH E. HOLIDAY)

          /s/  THOMAS H. KEAN                           Director              March 24, 1994
     ...................................
              (THOMAS H. KEAN)

                                                        Director              March   , 1994
     ...................................
             (C. C. F. LAIDLAW)

          /s/  H. W. MCCOLLUM                           Director              March 24, 1994
     ...................................
              (H. W. MCCOLLUM)

         /s/  ROGER B. ORESMAN                          Director              March 24, 1994
     ...................................
             (ROGER B. ORESMAN)

                  SIGNATURE                               TITLE                    DATE
- ----------------------------------------------------------------------------------------------
         /s/  WILLIAM A. POGUE                          Director              March 24, 1994
     ...................................
             (WILLIAM A. POGUE)

                                                        Director              March   , 1994
     ...................................
            (WILLIAM S. RENCHARD)
                                                Director, Executive Vice
                                                        President
                                               and Chief Financial Officer
                                               (Principal Accounting and
         /s/  JOHN Y. SCHREYER                     Financial Officer)         March 24, 1994
     ...................................
             (JOHN Y. SCHREYER)

        /s/  RICHARD B. SELLARS                         Director              March 24, 1994
     ...................................
            (RICHARD B. SELLARS)

        /s/  WILLIAM I. SPENCER                         Director              March 24, 1994
     ...................................
            (WILLIAM I. SPENCER)
- ----------------------------------------------------------------------------------------------

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                    PAGE
                                                                                   NUMBER
- -----------------------------------------------------------------------------------------
Consolidated Balance Sheet at December 31, 1993 and 1992.........................     *
Statement of Consolidated Income for each of the three years in the period ended
  December 31, 1993..............................................................     *
Statement of Consolidated Retained Earnings for each of the three years in the
  period ended December 31, 1993.................................................     *
Statement of Consolidated Cash Flows for each of the three years in the period
  ended December 31, 1993........................................................     *
Statement of Consolidated Changes in Common Stock and Capital in Excess of Par
  Value for each of the three years in the period ended December 31, 1993........     *
Notes to Consolidated Financial Statements.......................................     *
Report of Ernst & Young, Independent Auditors....................................     *
Quarterly Financial Data.........................................................     *
Supplementary Oil and Gas Data...................................................     *
Consent of Independent Auditors..................................................    F-2
Schedules**
        V-Property, Plant and Equipment..........................................    F-3
       VI-Accumulated Depreciation, Depletion, Amortization and Impairment of
            Property, Plant and Equipment........................................    F-4
       IX-Short-Term Borrowings..................................................    F-5
        X-Supplementary Income Statement Information.............................    F-6
- ----------------------------------------------------------------------------------------


     * The financial statements and notes thereto together with the Report of Ernst & Young, Independent Auditors, on pages 28 through 42, the Quarterly Financial Data (unaudited) on page 27, and the Supplementary Oil and Gas Data (unaudited) on pages 43 through 47 of the accompanying 1993 Annual Report to Stockholders are incorporated herein by reference.

     ** Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Amerada Hess Corporation of our report dated February 14, 1994, included in the 1993 Annual Report to Stockholders of Amerada Hess Corporation.

     Our audits also included the consolidated financial statement schedules of Amerada Hess Corporation listed in Item 14(a). These schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statement (Form S-8, No. 33-39816) pertaining to the Amerada Hess Corporation Employees' Savings and Stock Bonus Plan, of our report dated February 14, 1994, with respect to the consolidated financial statements incorporated herein by reference, and of our report included in the preceding paragraph with respect to the consolidated financial statement schedules included in this Annual Report (Form 10-K) of Amerada Hess Corporation.

                                        /s/ ERNST & YOUNG

                                            ERNST & YOUNG
New York, N.Y.
March 24, 1994

                                                                      SCHEDULE V

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                                                                       OTHER
                                                                                    CHANGES --
                                      BALANCE       ADDITIONS       SALES AND           ADD          BALANCE
         CLASSIFICATION              JANUARY 1       AT COST       RETIREMENTS      (DEDUCT)(A)    DECEMBER 31
- ---------------------------------------------------------------------------------------------------------------
1993
    Exploration and
      production................    $ 9,071,396     $  754,876      $ 446,169      $(152,166)(b)    $ 9,227,937
    Refining....................      2,483,357        558,637         47,304            191          2,994,881
    Marketing...................        811,601         32,908          5,047            331            839,793
    Transportation..............        685,067          1,180            406            (23)           685,818
    Other.......................         39,344            440             11           (962)            38,811
                                    -----------     ----------     -----------     -----------      -----------
                                    $13,090,765     $1,348,041      $ 498,937      $(152,629)       $13,787,240
                                    -----------     ----------     -----------     -----------      -----------
                                    -----------     ----------     -----------     -----------      -----------
1992
    Exploration and
      production................    $ 9,174,705     $  915,476      $ 295,705      $(723,080)(b)(c) $ 9,071,396
    Refining....................      1,837,967        615,296          3,994         34,088          2,483,357
    Marketing...................        794,059         24,069          5,091         (1,436)           811,601
    Transportation..............        684,791          1,540          1,089           (175)           685,067
    Other.......................         38,310          1,413             30           (349)            39,344
                                    -----------     ----------     -----------     -----------      -----------
                                    $12,529,832     $1,557,794      $ 305,909      $(690,952)       $13,090,765
                                    -----------     ----------     -----------     -----------      -----------
                                    -----------     ----------     -----------     -----------      -----------
1991
    Exploration and
      production................    $ 8,210,531     $1,292,935      $ 280,691      $ (48,070)(b)   $ 9,174,705
    Refining....................      1,491,025        347,452            678            168         1,837,967
    Marketing...................        738,975         63,193          6,398         (1,711)          794,059
    Transportation..............        682,216          5,404          2,804            (25)          684,791
    Other.......................         35,236          3,331            649            392            38,310
                                    -----------     ----------     -----------     -----------     -----------
                                    $11,157,983     $1,712,315      $ 291,220      $ (49,246)      $12,529,832
                                    -----------     ----------     -----------     -----------     -----------
                                    -----------     ----------     -----------     -----------     -----------

- --------------------------------------------------------------------------------

(a) Includes cost basis adjustments and transfers to and from other accounts.

(b) Reflects decreases of $134,869 in 1993, $884,254 in 1992 and $27,696 in
    1991, resulting from foreign currency translation adjustments under FAS No. 52 (see Notes 1 and 7 to the consolidated financial statements contained in the accompanying 1993 Annual Report to Stockholders).

(c) Includes an increase of $126,915 due to the addition of a capital lease.

     The methods of computing depreciation, depletion and amortization are described in Note 1 to the consolidated financial statements of the accompanying 1993 Annual Report to Stockholders.

                                                                     SCHEDULE VI

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

               ACCUMULATED DEPRECIATION, DEPLETION, AMORTIZATION
                AND IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                                     ADDITIONS                           OTHER
                                                      CHARGED                         CHANGES --
                                      BALANCE         TO COSTS        SALES AND           ADD            BALANCE
           DESCRIPTION               JANUARY 1      AND EXPENSES     RETIREMENTS      (DEDUCT)(A)      DECEMBER 31
- ------------------------------------------------------------------------------------------------------------------
1993
    Exploration and production...    $4,938,833       $694,330        $ 283,275        $ (84,401)(b)   $5,265,487
    Refining.....................       873,275         78,492           47,038              160          904,889
    Marketing....................       425,655         35,015            3,716              265          457,219
    Transportation...............       377,173         15,035              371              (11)         391,826
    Other........................        31,865          1,779               11             (726)          32,907
                                     ----------     ------------     -----------     -------------     -----------
                                     $6,646,801       $824,651        $ 334,411        $ (84,713)      $7,052,328
                                     ----------     ------------     -----------     -------------     -----------
                                     ----------     ------------     -----------     -------------     -----------
1992
    Exploration and production...    $4,720,214       $736,445        $ 140,862        $(376,964)(b)   $4,938,833
    Refining.....................       823,595         53,425            3,781               36          873,275
    Marketing....................       391,417         37,311            2,656             (417)         425,655
    Transportation...............       374,201          4,153            1,026             (155)         377,173
    Other........................        29,805          2,071               30               19           31,865
                                     ----------     ------------     -----------     -------------     -----------
                                     $6,339,232       $833,405        $ 148,355        $(377,481)      $6,646,801
                                     ----------     ------------     -----------     -------------     -----------
                                     ----------     ------------     -----------     -------------     -----------
1991
    Exploration and production...    $4,062,555       $733,230        $  68,911        $  (6,660)(b)   $4,720,214
    Refining.....................       773,897         50,193              624              129          823,595
    Marketing....................       362,096         35,542            3,166           (3,055)         391,417
    Transportation...............       369,564          7,476            2,814              (25)         374,201
    Other........................        26,287          2,324              541            1,735           29,805
                                     ----------     ------------     -----------     -------------     -----------
                                     $5,594,399       $828,765        $  76,056        $  (7,876)      $6,339,232
                                     ----------     ------------     -----------     -------------     -----------
                                     ----------     ------------     -----------     -------------     -----------

- --------------------------------------------------------------------------------

(a) Includes cost basis adjustments and transfers to and from other accounts.

(b) Reflects decreases of $66,163 in 1993, $396,902 in 1992 and $23,791 in 1991,
    resulting from foreign currency translation adjustments under FAS No. 52.

                                                                     SCHEDULE IX

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             SHORT-TERM BORROWINGS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                           (IN THOUSANDS OF DOLLARS)

                                                                      MAXIMUM         AVERAGE         WEIGHTED
                                                       WEIGHTED       AMOUNT          AMOUNT           AVERAGE
           CATEGORY OF                                 AVERAGE      OUTSTANDING     OUTSTANDING     INTEREST RATE
        AGGREGATE SHORT-              BALANCE AT       INTEREST     DURING THE      DURING THE       DURING THE
       TERM BORROWINGS (A)           END OF PERIOD       RATE         PERIOD        PERIOD (B)       PERIOD (C)
- -----------------------------------------------------------------------------------------------------------------
1993
    Notes payable to banks.......      $ 117,900          3.8%       $ 188,000       $  28,292           3.7%
                                     -------------                  -----------     -----------
                                     -------------                  -----------     -----------
1992
    Notes payable to banks.......      $      --           --        $ 160,000       $  18,290           5.2%
                                     -------------                  -----------     -----------
                                     -------------                  -----------     -----------
1991
    Notes payable to banks.......      $ 160,000          5.3%       $ 345,000       $  80,939           7.2%
                                     -------------                  -----------     -----------
                                     -------------                  -----------     -----------

- --------------------------------------------------------------------------------

     (a) The short-term borrowings have varying terms some of which are payable on demand and others at fixed terms with maturities of less than one year.

     (b) The average amount outstanding during the period is based on the average daily outstanding short-term borrowings.

     (c) The weighted average interest rates were determined by dividing total interest expense by the related average daily outstanding short-term borrowings.

                                                                      SCHEDULE X

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                                             CHARGED TO COSTS AND EXPENSES
                                                           ----------------------------------
                         ITEM                                1993         1992         1991
- ---------------------------------------------------------------------------------------------
Maintenance and repairs................................    $297,404     $275,956     $301,001
                                                           --------     --------     --------
                                                           --------     --------     --------
Taxes, other than payroll and income taxes
    Production and other taxes-oil and gas.............    $ 26,580     $ 31,206     $ 31,924
    Property taxes and other...........................      82,430       87,973       77,118
                                                           --------     --------     --------
             Total.....................................    $109,010     $119,179     $109,042
                                                           --------     --------     --------
                                                           --------     --------     --------
- ---------------------------------------------------------------------------------------------

                                 EXHIBIT INDEX

         EXHIBIT
          NUMBER                           DESCRIPTION
        ---------- ------------------------------------------------------------
         3(1)  --  Restated Certificate of Incorporation of Registrant
                   incorporated by reference to Exhibit 19 of Form 10-Q of
                   Registrant for the three months ended September 30, 1988.
         3(2)  --  By-Laws of Registrant incorporated by reference to Exhibit
                   3(2) of Form 10-K of Registrant for the fiscal year ended
                   December 31, 1985.
         4(1)  --  Note and Warrant Purchase Agreement, dated June 27, 1991
                   (including the form of the Common Stock Purchase Warrant
                   expiring June 27, 2001, included as Exhibit B thereof)
                   incorporated by reference to Exhibit 4 of Form 10-Q of
                   Registrant for the three months ended June 30, 1991.
         4(2)  --  Amendment, dated as of May 15, 1992 to the Note and Warrant
                   Purchase Agreement, dated June 27, 1991 (including the form of the common stock purchase warrant expiring June 27, 2001, included as Exhibit B thereof), incorporated by reference to
                   Exhibit 19 of Form 10-Q of Registrant for the three months ended June 30, 1992.
                -- Other instruments defining the rights of holders of
                   long-term debt of Registrant and its consolidated
                   subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not
                   exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of Registrant and
                   its subsidiaries upon request.
        10(1)  --  Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                   incorporated by reference to Exhibit 10(4) of Form 10-Q of
                   Registrant for the three months ended June 30, 1981.
        10(2)  --  Restated Second Extension and Amendment Agreement dated July
                   27, 1990 between Hess Oil Virgin Islands Corp. and the
                   Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three
                   months ended September 30, 1990.
        10(3)  --  Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin
                   Islands Corp.
        10(4)* --  Incentive Compensation Award Plan for Key Employees of
                   Amerada Hess Corporation and its subsidiaries incorporated by reference to Exhibit 10(2) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.
        10(5)* --  Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for
                   the fiscal year ended December 31, 1980.
        10(6)* --  Executive Long-Term Incentive Compensation and Stock
                   Ownership Plan of Registrant dated June 3, 1981 incorporated by reference to Exhibit 10(5) of Form 10-Q of Registrant for the three months ended June 30, 1981.
        10(7)* --  Amendment dated as of December 5, 1990 to the Executive
                   Long-Term Incentive Compensation and Stock Ownership Plan of
                   Registrant incorporated by reference to Exhibit 10(9) of
                   Form 10-K of Registrant for the fiscal year ended December
                   31, 1990.
        10(8)* --  Amerada Hess Corporation Pension Restoration Plan dated
                   January 19, 1990 incorporated by reference to Exhibit 10(9)
                   of Form 10-K of Registrant for the fiscal year ended
                   December 31, 1989.

         EXHIBIT
          NUMBER                           DESCRIPTION
        ---------- ------------------------------------------------------------
        10(9)* --  Letter Agreement dated August 8, 1990 between Registrant and
                   Mr. John Y. Schreyer relating to Mr. Schreyer's
                   participation in the Amerada Hess Corporation Pension
                   Restoration Plan incorporated by reference to Exhibit 10(11)
                   of Form 10-K of Registrant for the fiscal year ended
                   December 31, 1991.
        13      -- 1993 Annual Report to Stockholders of Registrant.
        21      -- Subsidiaries of Registrant.
        23      -- Consent of Ernst & Young, Independent Auditors, dated March
                   24, 1994, to the incorporation by reference in Registrant's
                   Registration Statement on Form S-8 (No. 33-39816) of its
                   report relating to Registrant's financial statements and
                   schedules, which consent appears on page F-2 herein.

- --------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.