Form 10-Q
period 1994-03-31
AMERADA HESS CORP
filed 1994-05-12
CIK 4447

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1994

                                       or

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to

                         COMMISSION FILE NUMBER 1-1204


                            AMERADA HESS CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   13-4921002
                    (I.R.S. employer identification number)

                  1185 AVENUE OF THE AMERICAS, NEW YORK, N.Y.
                    (Address of principal executive offices)
                                     10036
                                   (Zip Code)

     (Registrant's telephone number, including area code is (212) 997-8500)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [x]      No  [ ]

     At March 31, 1994, 93,011,355 shares of Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                          Three Months Ended March 31
                     (in thousands, except per share data)



                                                                         1994                  1993
                                                                       --------              --------
REVENUES
   Sales (excluding excise taxes) and
       other operating revenues                                      $ 1,857,628            $  1,565,169
   Interest, dividends and other revenues                                 11,598                  12,847
                                                                     -----------            ------------

          Total revenues                                               1,869,226               1,578,016
                                                                     -----------            ------------


COSTS AND EXPENSES
   Cost of products sold and operating expenses                        1,205,628               1,120,444
   Exploration expenses, including dry holes                              59,858                  57,787

   Selling, general and administrative expenses                          157,354                 134,745
   Interest expense                                                       60,566                  30,113
   Depreciation, depletion and amortization                              229,869                 171,871

   Lease impairment                                                       12,801                  13,220
   Provision for income taxes                                             59,494                  46,362
                                                                     -----------            ------------

          Total costs and expenses                                     1,785,570               1,574,542
                                                                     -----------            ------------

INCOME BEFORE CUMULATIVE EFFECT
       OF ACCOUNTING CHANGE                                               83,656                   3,474

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
       FOR INCOME TAXES                                                    --                     29,459
                                                                     -----------            ------------
NET INCOME                                                           $    83,656            $     32,933
                                                                     ===========            ============

INCOME PER SHARE BEFORE ACCOUNTING CHANGE                            $       .90            $        .04
                                                                     ===========            ============

NET INCOME PER SHARE                                                 $       .90            $        .36
                                                                     ===========            ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       (FULLY DILUTED BASIS)                                              92,905                  92,596

COMMON STOCK DIVIDENDS PER SHARE                                     $       .15            $        .15





          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)

                                  A S S E T S

                                                                                    MARCH 31,             DECEMBER 31,
                                                                                       1994                   1993
                                                                                   -----------            ------------
CURRENT ASSETS
  Cash and cash equivalents                                                        $    84,306            $     79,635
  Accounts receivable                                                                  492,679                 554,987
  Inventories                                                                          807,512                 853,393
  Prepaid expenses                                                                     183,130                 200,151
                                                                                   -----------            ------------
          Total current assets                                                       1,567,627               1,688,166
                                                                                   -----------            ------------

INVESTMENTS AND ADVANCES                                                               127,840                 137,161
                                                                                   -----------            ------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                   13,856,486              13,787,240
  Less reserves for depreciation, depletion,
    amortization and lease impairment                                                7,239,971               7,052,328
                                                                                   -----------            ------------
          Property, plant and equipment - net                                        6,616,515               6,734,912
                                                                                   -----------            ------------

OTHER ASSETS                                                                            90,250                  81,307
                                                                                   -----------            ------------

TOTAL ASSETS                                                                       $ 8,402,232            $  8,641,546
                                                                                   ===========             ===========

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                                         $   321,390            $    329,648
  Accrued liabilities                                                                  549,516                 613,791
  Deferred revenue                                                                      76,542                 128,566
  Notes payable                                                                         28,000                 117,900
  Taxes payable                                                                        142,166                 106,893
  Current maturities of long-term debt                                                  96,033                 146,342
                                                                                   -----------            ------------
          Total current liabilities                                                  1,213,647               1,443,140
                                                                                   -----------            ------------

LONG-TERM DEBT                                                                       3,277,217               3,423,680
                                                                                   -----------            ------------

CAPITALIZED LEASE OBLIGATIONS                                                           91,242                  91,094
                                                                                   -----------            ------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                                481,450                 462,273
  Other                                                                                229,794                 192,448
                                                                                   -----------            ------------
          Total deferred liabilities and credits                                       711,244                 654,721
                                                                                   -----------            ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
    Authorized - 20,000,000 shares for issuance in series                                --                      --
  Common stock, par value $1.00
    Authorized - 200,000,000 shares
    Issued - 93,011,355 shares at March 31, 1994;
          92,586,855 shares at December 31, 1993                                        93,011                  92,587
  Capital in excess of par value                                                       744,202                 725,443
  Retained earnings                                                                  2,519,030               2,449,325
  Equity adjustment from foreign currency translation                                 (247,361)               (238,444)
                                                                                   -----------            ------------
          Total stockholders' equity                                                 3,108,882               3,028,911
                                                                                   -----------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 8,402,232            $  8,641,546
                                                                                   ===========            ============

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                          Three Months Ended March 31
                                 (in thousands)



                                                                                       1994                  1993
                                                                                      ------                ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $   83,656            $   32,933
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion, amortization and lease impairment                      242,670               185,091
       Exploratory dry hole costs                                                       39,559                29,188
       Changes in operating assets and liabilities                                      81,549               170,509
       Deferred income taxes and other items                                            31,681               (17,711)
                                                                                    ----------            ----------

          Net cash provided by operating activities                                    479,115               400,010
                                                                                    ----------            ----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                               (131,082)             (380,005)
   Proceeds from sales of property, plant and equipment and other                        1,906                   768
                                                                                    ----------            ----------

          Net cash used in investing activities                                       (129,176)             (379,237)
                                                                                    ----------            ----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable                                                           (89,900)                --
   Long-term borrowings                                                                 65,929               111,307
   Repayment of long-term debt and capitalized lease obligations                      (293,768)              (97,142)
   Cash dividends paid                                                                 (27,838)              (13,872)
                                                                                    ----------            ----------

          Net cash provided by (used in) financing activities                         (345,577)                  293
                                                                                    ----------            ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    309                (2,358)
                                                                                    ----------            ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                4,671                18,708

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          79,635               141,014
                                                                                    ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   84,306            $  159,722
                                                                                    ==========            ==========





          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in thousands of dollars)


Note 1  -    The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at March 31, 1994 and December 31, 1993, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March
             31, 1994 and 1993. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

             Certain notes and other information have been condensed or omitted from these interim financial statements. Such statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 1993 Annual Report to Stockholders, which have been incorporated by reference in the Corporation's Form 10-K for the year ended December 31, 1993.


Note 2  -    Inventories consist of the following:

                                                       March 31,     December 31,
                                                          1994          1993
                                                      -----------    -----------
             Crude oil and other charge stocks        $   282,636    $   299,015
             Refined and other finished products          403,915        436,633
             Materials and supplies                       120,961        117,745
                                                      -----------    -----------
                     Total inventories                $   807,512    $   853,393
                                                      ===========    ===========


Note 3  -    The provision for income taxes consisted of the following:


                                                       Three months
                                                      ended March 31
                                                  ----------------------
                                                    1994          1993
                                                  --------      --------
                              Current             $ 32,280      $ 35,655
                              Deferred              27,214        10,707
                                                  --------      --------
                                   Total          $ 59,494      $ 46,362
                                                  ========      ========


             On January 1, 1993, the Corporation changed its method of accounting for income taxes in accordance with FAS No. 109, Accounting for Income Taxes. The cumulative effect of this accounting change at January 1, 1993 was to increase net income by $29,459 ($.32 per share).

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4  -    Foreign currency exchange transactions, reflected in selling, general and administrative expenses, amounted to a loss of $2,053 and a gain of $1,199, respectively, for the three-month periods ended March 31, 1994 and 1993. The net effect, after applicable income taxes, amounted to a loss of $1,792 and a gain of $1,469, respectively, for the three-month periods ended March 31, 1994 and 1993.

Note 5 - Interest cost related to certain long-term construction projects has been capitalized in accordance with FAS No. 34. During the first quarter of 1993, interest cost of $31,335 was capitalized. There was no interest capitalized in the first quarter of 1994.

Note 6 - The Corporation uses futures, forward, option and swap contracts to reduce the price volatility of crude oil, natural gas and refined products. Since these contracts qualify as hedges and correlate to price movements of inventory and crude oil and natural gas production, any gains or losses resulting from market changes will be offset by losses or gains on the Corporation's hedged inventory or production. Total unrealized gains on the Corporation's petroleum hedging activities were approximately $57,000 at March 31, 1994.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


             RESULTS OF OPERATIONS

                  First Quarter 1994 compared with First Quarter 1993.

                  Net income for the first quarter of 1994 amounted to $84
             million ($.90 per share) compared with net income of $33 million ($.36 per share) for the first quarter of 1993. Net income for the first quarter of 1993 included income of $29 million ($.32 per share) from the cumulative effect of the change in accounting for income taxes required by Statement of Financial Accounting Standards No. 109.

                  Following is a summary of net income by major operating
             activity (in millions):

                                                                           Three months
                                                                          ended March 31
                                                                      ----------------------
                                                                        1994          1993
                                                                      --------      --------
             Exploration and production                                $   44        $   60
             Refining and marketing                                        76           (36)
             Corporate administration, including
               interest expense, and other
               operating activities                                       (36)            9
                                                                       ------        ------
                  Total                                                $   84        $   33
                                                                       ======        ======


                  Earnings from exploration and production activities decreased by $16 million in the first quarter of 1994 compared with the corresponding period of 1993, primarily due to lower worldwide crude oil selling prices. The Corporation's average selling prices, including the effects of forward sales, were as follows:

                                                                           Three months
                                                                          ended March 31
                                                                      ----------------------
             Crude oil and natural gas liquids                          1994          1993
                                                                      --------      --------
               (per barrel)
                   United States                                      $ 16.53       $ 19.49
                   Foreign                                              15.11         18.94

             Natural gas (per Mcf)
                   United States                                         2.31          1.87
                   Foreign                                               1.77          1.58

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation's net daily worldwide crude oil and natural gas production increased in the first quarter of 1994, as follows:

                                                                           Three months
                                                                          ended March 31
                                                                     ------------------------
             Crude oil and natural gas liquids                          1994           1993
                                                                     ---------      ---------
               (barrels per day)
                      United States                                    70,412        71,840
                      Foreign                                         185,487       136,794
                                                                     --------      --------
                         Total                                        255,899       208,634
                                                                    =========      ========
             Natural gas (Mcf per day)
                      United States                                   492,033       530,900
                      Foreign                                         515,067       453,432
                                                                    ---------      --------
                         Total                                      1,007,100       984,332
                                                                    =========      ========

                  The increase in foreign crude oil production in the first
             quarter of 1994 resulted primarily from the Scott Field, which commenced production in September of 1993. The decrease in U.S. natural gas production was principally due to natural field decline, but was offset by increases in Canada and the United Kingdom.

                  The benefit of increased crude oil and natural gas production was offset by the negative impact of lower worldwide crude oil selling prices and higher production costs and depreciation, depletion and amortization charges related to the increased production. In the United States, selling, general and administrative expenses were also higher, reflecting expenses related to the consolidation of exploration and production activities and offices. Foreign effective income tax rates increased, largely because of the elimination of the deductibility of exploration and appraisal expenditures in the determination of the Petroleum Revenue Tax in the United Kingdom.

                  Although the Corporation's overall crude oil production in the remaining quarters of 1994 will likely exceed production in the corresponding periods of 1993, exploration and production earnings may continue to be negatively affected by low crude oil selling prices.

                  Earnings from refining and marketing operations were $76
             million in the first quarter of 1994 compared with a loss of $36 million in the first quarter of 1993. The increase was primarily due to improved refined product margins, principally for distillates and residual fuel oils, and increased sales volumes. Selling prices for these products were firm, reflecting the cold winter weather, while crude oil costs were substantially lower. Total refined product sales volumes amounted to 50 million barrels in the first quarter of 1994 compared with 39 million barrels in the first quarter of 1993. The increase reflected higher refinery runs resulting from weather related demand for distillates and higher gasoline production from the fluid catalytic cracking unit at the Virgin Islands refinery, which commenced operations in late 1993. Income taxes were not provided on approximately 50% of the 1994 refining and marketing income, reflecting the utilization of the net operating loss carryforward of a refining subsidiary. Refining and marketing earnings are impacted by supply and demand conditions, including the effects of weather, and will continue to be volatile in the future.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  Corporate administration, including interest expense, and
             other operating activities (principally transportation), had net expenses of $36 million in the first quarter of 1994 compared with income of $9 million in the first quarter of 1993. The results for 1993 included a benefit of $29 million from the adoption of FAS No. 109. Interest expense was higher in the first quarter of 1994, primarily because a substantial amount of interest was capitalized in 1993 as part of the Corporation's major construction projects. Each of these projects is now in operation. Because all interest is currently being expensed and due to increasing interest rates, interest expense for the remainder of 1994 will be higher than in the comparative periods of 1993, even though debt will be reduced.

                  Consolidated revenues were $1,869 million in the first
             quarter of 1994, an increase of $291 million from the first quarter of 1993. The increase was primarily due to higher refined product sales volumes and increased United States and United Kingdom natural gas sales, including sales of purchased gas.


             LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $479 million in the first quarter of 1994 compared with $400 million in the first quarter of 1993. The increase was due to improved operating results. Cash provided by operating activities exceeded capital expenditures of $131 million and $380 million in the first quarter of 1994 and 1993, respectively. The excess cash flow in the first quarter of 1994 was used to repay debt.

                  Total debt was $3,401 million at March 31, 1994 compared with
             $3,688 million at December 31, 1993. The debt to total capitalization ratio decreased to 52% at March 31, 1994 from nearly 55% at year-end 1993. The Corporation anticipates that total borrowings will decline further in 1994 because of lower capital expenditures and increased cash flow from its major North Sea projects and the upgrading of the Virgin Islands refinery. At March 31, 1994, the Corporation had additional borrowing capacity available under existing revolving credit agreements of $689 million and additional unused lines of credit under uncommitted arrangements with banks of $686 million.

                  During the first quarter of 1994, the Corporation exchanged its equity interests in certain shipping partnerships for increased interests in other shipping partnerships, including a controlling interest in one of the partnerships. As a result of these non-cash transactions, assets of approximately $30 million and long-term debt of approximately $30 million have been added to the consolidated balance sheet.

                  In April 1994, the Corporation entered into a $100 million,
             10-year borrowing with an insurance company at a fixed rate of 7.3%. Proceeds of the loan were used to repay revolving credit debt.

                   PART I - FINANCIAL INFORMATION (CONT'D.)

                  In April 1994, Amerada Hess Limited, the Corporation's United
             Kingdom subsidiary, entered into arrangements to transfer its 6.8% interest in the Armada gas field to a third party for approximately $40 million. Under these arrangements, the gain on the transfer is not certain unless a field development plan is approved by the United Kingdom government prior to November 1, 1994. Accordingly, the gain will not be recorded until such time.

                  The Corporation uses futures, forward, option and swap
             contracts to mitigate the effect on its business of volatility in the prices of crude oil, natural gas and refined products. At March 31, 1994, the Corporation has open forward sale positions on approximately 30% of its anticipated worldwide crude oil production over the next twelve months at an average price of approximately $17 per barrel. The Corporation also has option contracts covering an additional 12% of this production, which will generate revenue of approximately $.60 per barrel. The Corporation has hedges (primarily short futures and options) covering approximately 40% of its refining and marketing inventories and has short positions covering an additional 9 million barrels of refined products to be manufactured in the latter part of 1994. As market conditions change, the Corporation will adjust its hedging strategies. Existing hedge positions are not necessarily indicative of future results of operations.

                  Capital expenditures in the first quarter of 1994 amounted to
             $131 million compared with $380 million in the first quarter of 1993. Capital expenditures in the first quarter of 1993 included $245 million related to the Corporation's three major projects. The three major projects were the development of the Scott oil field and the Everest and Lomond natural gas fields and related facilities in the United Kingdom North Sea and the construction of the fluid catalytic cracking complex in the Virgin Islands, all of which have been completed and are in operation.

                  Capital expenditures for the remainder of 1994 are estimated to be approximately $400 million and will be financed by internally generated funds.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

                        None

             (b)  Reports on Form 8-K

        The Registrant filed no report on Form 8-K during the three months ended
          March 31, 1994.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     [S]
                                     AMERADA HESS CORPORATION
                                     (REGISTRANT)





                                     By s/s Leon Hess
                                       ---------------------------------------
                                        LEON HESS
                                        CHAIRMAN OF THE BOARD AND
                                        CHIEF EXECUTIVE OFFICER




                                     By s/s John Y. Schreyer
                                       --------------------------------------
                                        JOHN Y. SCHREYER
                                        EXECUTIVE VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER



Date:  May 6, 1994