Form 10-Q
period 1994-06-30
AMERADA HESS CORP
filed 1994-08-12
CIK 4447

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                             -------------------

                                  FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended June 30, 1994

                                      or

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                        COMMISSION FILE NUMBER 1-1204

                             -------------------

                           AMERADA HESS CORPORATION
            (Exact name of registrant as specified in its charter)


                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

                                  13-4921002
                   (I.R.S. employer identification number)


                  1185 AVENUE OF THE AMERICAS, NEW YORK, N.Y
                   (Address of principal executive offices)
                                    10036
                                  (Zip Code)

    (Registrant's telephone number, including area code is (212) 997-8500)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X      No
                                                ---       ---

        At June 30, 1994, 92,999,355 shares of Common Stock were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

            AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                    (in thousands, except per share data)




                                                                 THREE MONTHS                              SIX MONTHS
                                                                 ENDED JUNE 30                            ENDED JUNE 30
                                                        ------------------------------        -----------------------------------
                                                            1994              1993                 1994                  1993
                                                        ------------      ------------        -------------        --------------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                           $  1,488,226      $  1,414,741        $   3,345,854        $    2,979,910
  Non-operating revenues (expenses)                            7,688            (7,405)              19,286                 5,442
                                                        ------------      ------------        -------------        --------------

               Total revenues                              1,495,914         1,407,336            3,365,140             2,985,352
                                                        ------------      ------------        -------------        --------------

COSTS AND EXPENSES
  Cost of products sold and operating expenses               995,959         1,108,775            2,201,587             2,229,219
  Exploration expenses, including dry holes                   62,516            70,702              122,374               128,489

  Selling, general and administrative expenses               139,353           136,501              296,707               271,246
  Interest expense                                            59,728            30,397              120,294                60,510
  Depreciation, depletion and amortization                   222,171           170,753              452,040               342,624

  Lease impairment                                            12,733            13,941               25,534                27,161
  Provision for income taxes                                  20,185            21,364               79,679                67,726
                                                        ------------      ------------        -------------        --------------
               Total costs and expenses                    1,512,645         1,552,433            3,298,215             3,126,975
                                                        ------------      ------------        -------------        --------------
INCOME (LOSS) BEFORE CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE                             (16,731)         (145,097)              66,925              (141,623)

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING FOR INCOME TAXES                             - -               - -                  - -                    29,459
                                                        ------------      ------------        -------------        --------------

NET INCOME (LOSS)                                       $    (16,731)     $   (145,097)       $      66,925        $     (112,164)
                                                        ============      ============        =============        ==============
INCOME (LOSS) PER SHARE BEFORE
     ACCOUNTING CHANGE                                  $       (.18)     $      (1.57)       $         .72        $        (1.53)
                                                        ============      ============        =============        ==============

NET INCOME (LOSS) PER SHARE                             $       (.18)     $      (1.57)       $         .72        $        (1.21)
                                                        ============      ============        =============        ==============

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING (FULLY DILUTED BASIS)                        93,005            92,603               92,947                92,600

COMMON STOCK DIVIDENDS PER SHARE                        $        .15       $       .15        $         .30        $          .30





         See accompanying notes to consolidated financial statements.

                   PART I - FINANCIAL INFORMATION (CONT'D.)

            AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          (in thousands of dollars)

                   ASSETS
                                                           JUNE 30,        DECEMBER 31,
                                                            1994               1993
                                                       ---------------     ---------------
CURRENT ASSETS
  Cash and cash equivalents                            $        34,812     $        79,635
  Accounts receivable                                          518,827             554,987
  Inventories                                                  957,407             853,393
  Prepaid expenses                                             193,350             200,151
                                                       ---------------     ---------------
          Total current assets                               1,704,396           1,688,166
                                                       ---------------     ---------------
INVESTMENTS AND ADVANCES                                       129,620             137,161
                                                       ---------------     ---------------
PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                           14,022,883          13,787,240
  Less reserves for depreciation, depletion,
     amortization and lease impairment                       7,484,352           7,052,328
                                                       ---------------     ---------------
          Property, plant and equipment - net                6,538,531           6,734,912
                                                       ---------------     ---------------

OTHER ASSETS                                                    92,418              81,307
                                                       ---------------     ---------------

TOTAL ASSETS                                           $     8,464,965     $     8,641,546
                                                       ===============     ===============
          LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                             $       477,627     $       329,648
  Accrued liabilities                                          530,411             613,791
  Deferred revenue                                              49,843             128,566
  Notes payable                                                  3,000             117,900
  Taxes payable                                                134,947             106,893
  Current maturities of long-term debt                         151,624             146,342
                                                       ---------------     ---------------
          Total current liabilities                          1,347,452           1,443,140
                                                       ---------------     ---------------

LONG-TERM DEBT                                               3,172,534           3,423,680
                                                       ---------------     ---------------

CAPITALIZED LEASE OBLIGATIONS                                   87,658              91,094
                                                       ---------------     ---------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                        518,989             462,273
  Other                                                        231,815             192,448
                                                       ---------------     ---------------
          Total deferred liabilities and credits               750,804             654,721
                                                       ---------------     ---------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance
       in series                                                 - -                 - -
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 92,999,355 shares at June 30, 1994;
        92,586,855 shares at December 31, 1993                  92,999              92,587
  Capital in excess of par value                               743,646             725,443
  Retained earnings                                          2,488,367           2,449,325
  Equity adjustment from foreign currency translation         (218,495)           (238,444)
                                                       ---------------     ---------------
          Total stockholders' equity                         3,106,517           3,028,911
                                                       ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     8,464,965     $     8,641,546
                                                       ===============     ===============

         See accompanying notes to consolidated financial statements.

                   PART I - FINANCIAL INFORMATION (CONT'D.)

            AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                           Six Months Ended June 30
                                (in thousands)



                                                                              1994            1993
                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $    66,925     $  (112,164)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion, amortization and lease impairment          477,574         369,785
          Exploratory dry hole costs                                           75,778          75,674
          Changes in operating assets and liabilities                          (6,729)         65,740
          Deferred income taxes and other items                                37,281         (12,235)
                                                                          -----------     -----------

               Net cash provided by operating activities                      650,829         386,800
                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                       (259,391)       (747,470)
  Other, including proceeds from sales of property, plant and equipment        10,082           3,732
                                                                          -----------     -----------

               Net cash used in investing activities                         (249,309)       (743,738)
                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in notes payable                                                  (114,900)       - -
  Long-term borrowings                                                        218,046         539,050
  Repayment of long-term debt and capitalized lease obligations              (509,921)       (188,008)
  Cash dividends paid                                                         (41,770)        (27,762)
                                                                          -----------     -----------

               Net cash provided by (used in) financing activities           (448,545)        323,280
                                                                          -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         2,202           1,769
                                                                          -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (44,823)        (31,889)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 79,635         141,014
                                                                          -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    34,812     $   109,125
                                                                          ===========     ===========





         See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in thousands of dollars)


Note 1  -    The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at June 30, 1994 and December 31, 1993, and the consolidated results of operations for the three and six-month periods ended June 30, 1994 and 1993, and the consolidated cash flows for the six-month periods ended June 30, 1994 and 1993. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

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

Note 2  -    Inventories consist of the following:

                                                                          June 30,            December 31,
                                                                            1994                  1993
                                                                     ---------------       ---------------
                 Crude oil and other charge stocks                     $     390,552         $     299,015
                 Refined and other finished products                         444,821               436,633
                 Materials and supplies                                      122,034               117,745
                                                                      --------------        --------------
                     Total inventories                                 $     957,407         $     853,393
                                                                       =============         =============

Note 3  -    The provision for income taxes consisted of the following:


                                               Three months                              Six months
                                              ended June 30                            ended June 30
                                        --------------------------               -------------------------
                                           1994             1993                   1994              1993
                                        --------          --------              --------          --------
                 Current                 $ 16,425         $ 29,795              $ 48,705          $ 65,450
                 Deferred                   3,760           (8,431)               30,974             2,276
                                        ---------        ---------              --------         ---------
                     Total               $ 20,185         $ 21,364              $ 79,679          $ 67,726
                                         ========         ========              ========          ========


             On January 1, 1993, the Corporation changed its method of accounting for income taxes in accordance with FAS No. 109, Accounting for Income Taxes. The cumulative effect of this accounting change at January 1, 1993 was to increase net income by $29,459 ($.32 per share).

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4  -    Foreign currency exchange transactions, reflected in selling, general and administrative expenses, amounted to losses of $1,226 and $3,279, respectively, for the three and six-month periods ended June 30, 1994, compared to gains of $1,410 and $2,609 for the corresponding periods of 1993. The net effect, after applicable income taxes, amounted to losses of $328 and $2,120, respectively, for the three and six-month periods ended June 30, 1994, compared to gains of $94 and $1,563 for the corresponding periods of 1993.

Note 5 - Interest cost related to certain long-term construction projects has been capitalized in accordance with FAS No. 34. During the three and six-month periods ended June 30, 1993, interest cost of $30,751 and $62,086, respectively, was capitalized. There was no interest capitalized for the corresponding periods of 1994.

Note 6 - The Corporation uses futures, forward, option and swap contracts to reduce the impact of volatility in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any gains or losses are recorded as part of the transaction hedged. Net unrealized gains resulting from the Corporation's petroleum hedging activities were approximately $27,000 at June 30, 1994.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

            RESULTS OF OPERATIONS

                  The results of operations for the second quarter of 1994
            amounted to a net loss of $17 million ($.18 per share) compared with a net loss of $145 million ($1.57 per share) in the second quarter of 1993. In the first half of 1994, the Corporation had net income of $67 million ($.72 per share) compared with a net loss of $112 million ($1.21 per share) in the first half of 1993.

                  Results for the second quarter of 1993 included a net charge of $80 million ($.87 per share) for the write-down to market value of refining and marketing inventories and a net expense of $11 million ($.11 per share) from the refinancing of long-term notes. Results for the first half of 1993 included income of $29 million ($.32 per share) from the cumulative effect of the change in accounting for income taxes required by Statement of Financial Accounting Standards No. 109.

                  Following is a summary of net income by major operating
            activity (in millions):

                                                                 Three months                   Six months
                                                                ended June 30                  ended June 30
                                                             --------------------            ------------------
                                                              1994          1993             1994         1993
                                                             ------        ------           ------       ------
            Exploration and production                       $   23        $   36           $   67       $   96
            Refining and marketing                                8          (140)              84         (177)
            Corporate administration,
             including interest expense,
             and other operating activities                     (48)          (41)             (84)         (31)
                                                             ------        ------           ------       ------
                        Total                                $  (17)       $ (145)          $   67       $ (112)
                                                             ======        ======           ======       ======

                 Earnings from exploration and production activities decreased by $13 million in the second quarter of 1994 and $29 million in the first half of 1994 compared with the corresponding periods of 1993. The decreases were primarily due to lower worldwide crude oil selling prices, and in the second quarter of 1994, to lower United States natural gas selling prices. The Corporation's average selling prices, including the effects of hedging, were as follows:

                                                                Three months                     Six months
                                                                ended June 30                  ended June 30
                                                             -------------------            -------------------
                                                              1994         1993             1994          1993
                                                             ------       ------           ------        ------
            Crude oil and natural gas liquids
              (per barrel)
                 United States                               $15.29        $17.84           $14.82       $17.72
                 Foreign                                      16.30         17.94            15.53        18.23

            Natural gas (per Mcf)
                 United States                                 1.87          2.19             2.10         2.03
                 Foreign                                       1.74          1.66             1.76         1.62

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation's net daily worldwide crude oil and natural gas production was as follows:


                                                                    Three months                       Six months
                                                                    ended June 30                    ended June 30
                                                                --------------------             --------------------
                                                                 1994          1993               1994           1993
                                                                ------        ------             ------         ------
            Crude oil and natural gas liquids
              (barrels per day)
                 United States                                  70,044         71,852            70,227         71,846
                 Foreign                                       187,209        131,263           186,351        134,012
                                                               -------        -------           -------        -------
                      Total                                    257,253        203,115           256,578        205,858
                                                               =======        =======           =======        =======

            Natural gas (Mcf per day)
                 United States                                 449,345        490,214           470,571        510,445
                 Foreign                                       372,899        338,157           443,589        395,476
                                                               -------        -------           -------        -------
                      Total                                    822,244        828,371           914,160        905,921
                                                               =======        =======           =======        =======


                  The increase in foreign crude oil production resulted
            primarily from the Scott Field in the United Kingdom, which commenced production in September 1993. United States natural gas production was lower as a result of natural field decline and voluntary production curtailments. Natural gas production in Canada and the United Kingdom increased.

                  The benefit of increased foreign crude oil production in 1994 was offset by the negative impact of lower worldwide crude oil selling prices and higher depreciation, depletion and amortization charges relating to the increased production. Exploration expenses, principally in the United Kingdom, were lower in the second quarter and first half of 1994. In the first half of 1994, selling, general and administrative expenses in the United States were higher, reflecting expenses related to the consolidation of exploration and production activities in Houston. In the first half of 1994, foreign effective income tax rates were higher, primarily reflecting the effect of the Petroleum Revenue Tax in the United Kingdom.

                  Although the Corporation's overall crude oil production in the second half of 1994 is expected to be higher than in the corresponding period of 1993, future exploration and production earnings will be impacted by changes in crude oil selling prices, exploration expenses, effective income tax rates and other factors.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  Earnings from refining and marketing operations were $8
            million in the second quarter of 1994 and $84 million in the first half of 1994, compared with losses of $140 million and $177 million in the corresponding periods of 1993. In the second quarter of 1993, the Corporation recorded a net write-down of refining and marketing inventories of $80 million. In spite of refined product selling prices that were approximately $2.00 per barrel lower in the second quarter and first half of 1994 than in the respective periods of 1993, refined product margins improved, as the cost of crude oil was significantly lower in 1994. The fluid catalytic cracking unit, which was completed in the fourth quarter of 1993 and increases the Corporation's production of gasoline, contributed to improved results in the second quarter of 1994 and margins for gasoline and other light products improved somewhat from the second quarter of 1993. Earnings in the first half of 1994 benefited from the cold winter weather, which strengthened margins for distillates and residual fuel oils.

                  Refined product sales volumes amounted to 87 million barrels in the first half of 1994 compared with 70 million barrels in the corresponding period of 1993. Sales of gasoline were higher, resulting from production from the fluid catalytic cracking unit at the Virgin Islands refinery. Distillate sales also increased because of weather-related demand in the early part of the year and marketing of premium diesel fuel. No income taxes (benefits) were recorded on a substantial portion of the first half 1994 income and 1993 loss of refining and marketing operations, reflecting the net operating loss carryforward of a refining subsidiary. Refining and marketing earnings will continue to be volatile in the future because of competitive conditions and supply and demand factors, including the effects of weather.

                  Corporate administration, including interest expense, and
            other operating activities (principally transportation), had net expenses of $48 million in the second quarter of 1994 compared with $41 million in the second quarter of 1993. Results for the second quarter of 1993 included a charge of $11 million, after tax, from the refinancing of long-term notes, which was reflected as a non-operating expense in the income statement. Excluding this charge, the higher net expenses were due to increased interest expense, as interest is no longer being capitalized on the Corporation's major construction projects, which are completed and in operation.

                  Corporate expenses amounted to $84 million in the first half of 1994 compared with $31 million in the first half of 1993, including the benefit of $29 million from the cumulative effect of the change in accounting for income taxes. Excluding the accounting change, the difference is primarily due to higher interest expense. In the second half of 1994, interest expense is expected to be higher than in the corresponding period of 1993 because all interest is currently being expensed.

                  Consolidated revenues increased by 6% in the second quarter of 1994 and 13% in the first half of 1994 compared with the corresponding periods of 1993. The increases were primarily due to higher refined product sales volumes. In the first half of 1994, natural gas sales, including sales of purchased gas, also increased.

                    PART I - FINANCIAL INFORMATION (CONT'D.)


            LIQUIDITY AND CAPITAL RESOURCES


                  Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $651 million in the first half of 1994 compared with $387 million in the first half of 1993. The increase was primarily due to improved operating results. Cash provided by operating activities exceeded capital expenditures of $259 million in the first half of 1994. The excess cash flow was used to repay debt. In the first half of 1993, capital expenditures of $747 million exceeded cash flow, primarily because of spending on the Corporation's North Sea projects and the upgrading of the Virgin Islands refinery.

                  Total debt was $3,327 million at June 30, 1994 compared with
            $3,688 million at December 31, 1993. The debt to total capitalization ratio was 52% at June 30, 1994 compared with nearly 55% at year-end 1993. The Corporation anticipates that total borrowings will decline further in the second half of 1994, because of restrained capital spending and increased cash flows from its completed projects. At June 30, 1994, the Corporation has additional borrowing capacity available under existing revolving credit agreements of $796 million and additional unused lines of credit under uncommitted arrangements with banks of $722 million.

                  In April 1994, the Corporation entered into a $100 million,
            10-year borrowing with an insurance company at a fixed rate of 7.3%. In June 1994, the Corporation also issued $40 million of 13-year notes at a fixed rate of 8.6%. Proceeds of the loans were used to repay existing debt.

                  Amerada Hess Limited, the Corporation's United Kingdom
            subsidiary, has agreed to sell its 6.8% interest in the Armada gas field, which will result in a gain of approximately $40 million. The transaction is expected to close in the third quarter at which time the gain will be recorded.

                  The Corporation uses futures, forward, option and swap
            contracts to mitigate the effect on its business of volatility in the prices of crude oil, natural gas and refined products. At June 30, 1994, the Corporation has open forward sale positions on less than 10% of its anticipated worldwide crude oil and natural gas production over the next twelve months at average prices of approximately $18.81 per barrel and $2.23 per Mcf, respectively. The Corporation has hedges (primarily short futures and options) covering approximately 15% of its refining and marketing inventories and has short positions covering the sale of an additional 5% of refined products to be manufactured in the latter part of 1994 and early 1995. The Corporation also has hedged approximately 20% of its annual refinery crude oil purchase requirements. As market conditions change, the Corporation will adjust its hedging strategies. Existing hedge positions are not necessarily indicative of future results of operations.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  Capital expenditures in the first half of 1994 amounted to
            $259 million compared with $747 million in the first half of 1993. Capital expenditures in the first half of 1993 included $448 million related to the Corporation's three major projects. The three major projects were the development of the Scott oil field and the Everest and Lomond natural gas fields and related facilities in the United Kingdom North Sea and the construction of the fluid catalytic cracking complex in the Virgin Islands, all of which were completed in 1993 and are in operation.

                  Capital expenditures for the remainder of 1994 are estimated to be approximately $350 million and will be financed by internally generated funds.

                          PART II - OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS.

                  On June 21, 1994, Region II of the United States
            Environmental Protection Agency ("EPA") commenced an administrative proceeding under Section 325 of the Emergency Planning and Community Right-to-Know Act ("EPCRA") against Hess Oil Virgin Islands Corp. ("HOVIC"), a wholly owned subsidiary of the Registrant, alleging violations of Section 313 of EPCRA arising out of HOVIC's alleged failure to comply with certain reporting requirements relating to toxic chemicals manufactured or otherwise used at HOVIC's refinery. The proceeding seeks civil penalties totaling $252,000 for the alleged violations. HOVIC expects to engage in settlement discussions with the EPA regarding this matter.

                  As reported in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, on September 29, 1992, the EPA commenced an administrative proceeding under Section 113(d) of the Federal Clean Air Act against Amerada Hess (Port Reading) Corporation ("AHPR"), a wholly owned subsidiary of the Registrant, alleging violations of Sections 111 and 114 of the Federal Clean Air Act arising out of AHPR's alleged failure to comply with certain monitoring and reporting obligations under regulations relating to new source performance standards. The proceeding sought penalties totaling approximately $198,000 for the alleged violations. Effective May 31, 1994, AHPR and EPA entered into a consent agreement in full settlement of all civil liabilities that might have attached as a result of the allegations in EPA's complaint. Pursuant to the consent agreement, AHPR paid a civil penalty of $84,000 without admitting EPA's allegations in its complaint or in the consent agreement or EPA's findings of fact or conclusions of law in the consent agreement.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                  The Annual Meeting of Stockholders of the Registrant was held on May 4, 1994. The inspectors of election reported that 78,130,299 shares of Common Stock of the Registrant were represented in person or by proxy at the meeting, constituting 84% of the votes entitled to be cast. At the meeting, stockholders voted upon the election of six nominees for the Board of Directors for the three year term expiring in 1997 and upon the ratification of the selection by the Board of Directors of Ernst & Young as the independent auditors of the Registrant for the fiscal year ending December 31, 1994.

                  With respect to the election of directors, the inspectors of election reported as follows:

                                                                                Authority to Vote
            Name of Nominee                    Vote for Nominee               Withheld for Nominee
            ---------------                    ----------------               ---------------------

            Peter S. Hadley                       77,056,337                        1,073,962
            John B. Hess                          76,856,896                        1,273,403
            Christophor C. F. Laidlaw             76,854,178                        1,276,121
            William A. Pogue                      77,054,879                        1,075,420
            John Y. Schreyer                      76,859,612                        1,270,687
            William I. Spencer                    77,043,386                        1,086,913

                  The inspectors of election further reported that 77,965,316 votes were cast for the ratification of the selection of Ernst & Young as independent auditors for the fiscal year ending December 31, 1994, 63,097 votes were cast against said ratification and holders of 101,886 votes abstained.

                  There were no broker non-votes with respect to either the
            election of directors or the ratification of the selection of independent auditors.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits

                        None

            (b)  Reports on Form 8-K

                        The Registrant filed no report on Form 8-K during the
                         three months ended June 30, 1994.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERADA HESS CORPORATION
                                        (REGISTRANT)




                                        By /s/ LEON HESS
                                           -------------------------------
                                           LEON HESS
                                           CHAIRMAN OF THE BOARD AND
                                           CHIEF EXECUTIVE OFFICER




                                        By /s/ JOHN Y. SCHREYER
                                           -------------------------------
                                           JOHN Y. SCHREYER
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER





Date:  August 9, 1994