Form 10-Q
period 1994-09-30
AMERADA HESS CORP
filed 1994-11-14
CIK 4447

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                            ----------------------

                                  FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1994

                                      or
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                         -----------   ----------

                        COMMISSION FILE NUMBER 1-1204

                            ----------------------

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


    (Registrant's telephone number, including area code is (212) 997-8500)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    x   No
                                                  ------    -----


  At September 30, 1994, 92,972,355 shares of Common Stock were outstanding.

        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                     (in thousands, except per share data)




                                                    Three Months                   Nine Months
                                                 Ended September 30             Ended September 30
                                               -----------------------      -------------------------
                                                  1994         1993            1994          1993
                                               ---------    ----------      ---------    ------------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                  $1,494,042   $1,248,867      $4,839,896   $   4,228,777
  Non-operating revenues                           51,042          888          70,328           6,330
                                               ----------   ----------       ---------   -------------
               Total revenues                   1,545,084    1,249,755       4,910,224       4,235,107
                                               ----------   ----------       ---------   -------------

COSTS AND EXPENSES
  Cost of products sold and operating expenses  1,024,745      817,537       3,226,332       3,046,756
  Exploration expenses, including dry holes        62,168       78,609         184,542         207,098

  Selling, general and administrative expenses    144,357      141,499         441,064         412,745
  Interest expense                                 62,127       36,273         182,421          96,783
  Depreciation, depletion and amortization        207,753      169,567         659,793         512,191

  Lease impairment                                 11,305       13,931          36,839          41,092
  Provision for income taxes                       34,541       14,749         114,220          82,475
                                               ----------   ----------       ---------   -------------
               Total costs and expenses         1,546,996    1,272,165       4,845,211       4,399,140
                                               ----------   ----------       ---------   -------------
INCOME (LOSS) BEFORE CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE                   (1,912)     (22,410)         65,013        (164,033)

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING FOR INCOME TAXES                  - -          - -             - -              29,459
                                               ----------   ----------       ---------   -------------
NET INCOME (LOSS)                              $   (1,912)  $  (22,410)     $   65,013   $    (134,574)
                                               ==========   ==========      ==========   =============
INCOME (LOSS) PER SHARE BEFORE
     ACCOUNTING CHANGE                         $     (.02)  $     (.24)     $      .70   $       (1.77)
                                               ==========   ==========      ==========   =============

NET INCOME (LOSS) PER SHARE                    $     (.02)  $     (.24)     $      .70   $       (1.45)
                                               ==========   ==========      ==========   =============

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING (FULLY DILUTED BASIS)             92,994       92,591          92,961          92,597

COMMON STOCK DIVIDENDS PER SHARE               $      .15   $      .15      $      .45   $         .45


         See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)

                                  A S S E T S

                                                          September 30,    December 31,
                                                              1994             1993
                                                          ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                               $     36,366     $     79,635
  Accounts receivable                                          477,527          554,987
  Inventories                                                1,009,386          853,393
  Prepaid expenses                                             180,923          200,151
                                                          ------------     ------------
               Total current assets                          1,704,202        1,688,166
                                                          ------------     ------------

INVESTMENTS AND ADVANCES                                       133,898          137,161
                                                          ------------     ------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                           14,244,286       13,787,240
  Less reserves for depreciation, depletion,
     amortization and lease impairment                       7,750,108        7,052,328
                                                          ------------     ------------
               Property, plant and equipment - net           6,494,178        6,734,912
                                                          ------------     ------------

OTHER ASSETS                                                   101,420           81,307
                                                          ------------     ------------

TOTAL ASSETS                                              $  8,433,698     $  8,641,546
                                                          ============     ============

        L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                $    284,808     $    329,648
  Accrued liabilities                                          563,361          613,791
  Deferred revenue                                              20,566          128,566
  Notes payable                                                 16,000          117,900
  Taxes payable                                                154,152          106,893
  Current maturities of long-term debt                         179,200          146,342
                                                          ------------     ------------
               Total current liabilities                     1,218,087        1,443,140
                                                          ------------     ------------

LONG-TERM DEBT                                               3,227,892        3,423,680
                                                          ------------     ------------

CAPITALIZED LEASE OBLIGATIONS                                   90,203           91,094
                                                          ------------     ------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                        544,285          462,273
  Other                                                        228,904          192,448
                                                          ------------     ------------
               Total deferred liabilities and credits          773,189          654,721
                                                          ------------     ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series     - -              - -
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 92,972,355 shares at September 30, 1994;
        92,586,855 shares at December 31, 1993                  92,972           92,587
  Capital in excess of par value                               742,460          725,443
  Retained earnings                                          2,472,513        2,449,325
  Equity adjustment from foreign currency translation         (183,618)        (238,444)
                                                          ------------     ------------
               Total stockholders' equity                    3,124,327        3,028,911
                                                          ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  8,433,698     $  8,641,546
                                                          ============     ============

         See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                         Nine Months Ended September 30
                                 (in thousands)



                                                                               1994           1993
                                                                           ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                        $   65,013     $  (134,574)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion, amortization and lease impairment          696,632         553,283
          Exploratory dry hole costs                                          113,023         127,303
          Changes in operating assets and liabilities                        (173,961)        (62,743)
          Deferred income taxes and other items                               (27,245)        (15,685)
                                                                           ----------     -----------
               Net cash provided by operating activities                      673,462         467,584
                                                                           ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                       (398,295)     (1,132,346)
  Other, including proceeds from sales of property, plant and equipment        53,443           5,982
                                                                           ----------     -----------
               Net cash used in investing activities                         (344,852)     (1,126,364)
                                                                           ----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                                       (101,900)        123,902
  Long-term borrowings                                                        266,795         595,454
  Repayment of long-term debt and capitalized lease obligations              (483,760)        (93,989)
  Cash dividends paid                                                         (55,712)        (41,611)
                                                                           ----------     -----------

               Net cash provided by (used in) financing activities           (374,577)        583,756
                                                                           ----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         2,698           3,105
                                                                           ----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (43,269)        (71,919)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 79,635         141,014
                                                                           ----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   36,366     $    69,095
                                                                           ==========     ===========



         See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (in thousands of dollars)


Note 1  -    The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at September 30, 1994 and December
             31, 1993, and the consolidated results of operations for the three and nine-month periods ended September 30, 1994 and 1993, and the consolidated cash flows for the nine-month periods ended September
             30, 1994 and 1993. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

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

Note 2  -    Inventories consist of the following:

                                                                       September 30,         December 31,
                                                                          1994                  1993
                                                                       -------------         -------------
                 Crude oil and other charge stocks                     $     308,893         $     299,015
                 Refined and other finished products                         576,015               436,633
                 Materials and supplies                                      124,478               117,745
                                                                       -------------         -------------
                     Total inventories                                 $   1,009,386         $     853,393
                                                                       =============         =============

Note 3  -    In October 1994, the Corporation reached an agreement in principle with its lenders to replace existing revolving credit facilities in the United States and the United Kingdom (the "existing facilities") with new revolving credit facilities (the "new facilities"). The existing facilities have an aggregate capacity of $2,451,000 and an outstanding balance of $1,861,000 as of September 30, 1994. A substantial portion of the existing facilities was due to be repaid in 1996 and 1997.

             Borrowing capacity under the new facilities consists of $1,400,000 in the United States which becomes due in November 1999, and $800,000 of reducing revolving credit in the United Kingdom which begins to decline in 1999 and terminates in 2002. The new facilities bear interest at .5% and .425% over the London Interbank Offered Rate on the United States and United Kingdom portion of the borrowings, respectively. Commitment fees of .2% and .1875%, respectively, are required on the undrawn balances of the United States facility and the United Kingdom facility.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4  -    The provision for income taxes consisted of the following:

                                                   Three months                             Nine months
                                                 ended Sept. 30                           ended Sept. 30
                                              -------------------------                -------------------------
                                                1994             1993                    1994             1993
                                              --------         --------                --------         --------
                 Current                      $ 49,770         $ 13,394                $ 98,475         $ 78,844
                 Deferred                      (15,229)           1,355                  15,745            3,631
                                              --------         --------                --------         --------
                     Total                    $ 34,541         $ 14,749                $114,220         $ 82,475
                                              ========         ========                ========         ========


             On January 1, 1993, the Corporation changed its method of accounting for income taxes in accordance with FAS No. 109, Accounting for Income Taxes. The cumulative effect of this accounting change at January 1, 1993 was to increase net income by $29,459 ($.32 per share).

Note 5  -    Foreign currency exchange transactions, reflected in selling, general and administrative expenses, amounted to losses of $2,223 and $5,502, respectively, for the three and nine-month periods ended September 30, 1994, compared to a loss of $2,565 and a gain of $44 for the corresponding periods of 1993. The net effect, after applicable income taxes, amounted to losses of $1,242 and $3,362, respectively, for the three and nine-month periods ended
             September 30, 1994, compared to losses of $2,619 and $1,056 for the corresponding periods of 1993.

Note 6 - Interest cost related to certain long-term construction projects has been capitalized in accordance with FAS No. 34. During the three and nine-month periods ended September 30, 1993, interest cost of $26,911 and $88,997, respectively, was capitalized. There was no interest capitalized for the corresponding periods of 1994.

Note 7 - The Corporation uses futures, forward, option and swap contracts to reduce the impact of volatility in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any gains or losses are recorded as part of the transaction hedged. Net unrealized gains resulting from the Corporation's petroleum hedging activities were not material at September 30, 1994.

                    PART I - FINANCIAL INFORMATION (CONT'D.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


             RESULTS OF OPERATIONS

                   The results of operations for the third quarter of 1994
             amounted to a net loss of $2 million ($.02 per share) compared with a net loss of $22 million ($.24 per share) in the third quarter of 1993. In the first nine months of 1994, the Corporation had net income of $65 million ($.70 per share) compared with a net loss of $135 million ($1.45 per share) in the first nine months of 1993.

                   The results for the third quarter of 1994 include a net gain of $41 million ($.44 per share) from the sale of the Corporation's interest in an undeveloped United Kingdom North Sea natural gas field. The results for the first nine months of 1993 included income of $29 million ($.32 per share) from the cumulative effect of the change in accounting for income taxes required by Statement of Financial Accounting Standards No. 109 and a charge of $11 million ($.11 per share) from the refinancing of long-term notes.

                   Following is a summary of net income by major operating
             activity (in millions):

                                                                Three months                    Nine months
                                                               ended Sept. 30                 ended Sept. 30
                                                              -------------------              -----------------
                                                               1994          1993             1994        1993
                                                              ------        ------           ------       -----
             Exploration and production                      $    65       $    12           $  132       $  107
             Refining and marketing                              (14)           (5)              70         (182)
             Corporate administration,
              including interest expense,
              and other operating activities                     (53)          (29)            (137)         (60)
                                                             -------       -------           ------      -------
                         Total                               $    (2)       $  (22)          $   65        $(135)
                                                             =======        ======           ======        =====


                   Excluding the gain from the sale of the natural gas field
             referred to above, earnings from exploration and production activities increased by $12 million in the third quarter of 1994 and decreased by $16 million in the first nine months of 1994, compared with the corresponding periods of 1993. The increase in the third quarter of 1994 was primarily due to higher United Kingdom crude oil and natural gas sales volumes, partially offset by lower crude oil and natural gas selling prices and sales volumes in the United States. The decrease in exploration and production earnings in the nine months ended September 30, 1994 was primarily due to lower average worldwide crude oil selling prices. The Corporation's average selling prices, including the effects of hedging, were as follows:

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                                                                 Three months                    Nine months
                                                                 ended Sept. 30                 ended Sept. 30
                                                              --------------------           -------------------
                                                               1994          1993             1994         1993
                                                              ------        ------           ------       ------
             Crude oil and natural gas liquids
               (per barrel)
                  United States                               $15.67        $16.57           $15.06       $17.36
                  Foreign                                      16.20         16.25            15.76        17.58

             Natural gas (per Mcf)
                  United States                                 1.82          2.15             2.02         2.07
                  Foreign                                       1.72          1.54             1.75         1.60

                   The Corporation's net daily worldwide crude oil and natural gas production was as follows:

                                                                    Three months                     Nine months
                                                                   ended Sept. 30                   ended Sept. 30
                                                               -----------------------          ---------------------
                                                                 1994           1993              1994         1993
                                                               --------       --------          --------     --------
             Crude oil and natural gas liquids
               (barrels per day)
                  United States                                  66,013         71,634            68,807         71,775
                  Foreign                                       167,630        136,954           180,928        135,004
                                                                -------        -------           -------        -------
                       Total                                    233,643        208,588           249,735        206,779
                                                                =======        =======           =======        =======

             Natural gas (Mcf per day)
                  United States                                 384,858        487,317           441,686        502,651
                  Foreign                                       321,793        270,634           402,545        353,405
                                                                -------        -------           -------        -------
                       Total                                    706,651        757,951           844,231        856,056
                                                                =======        =======           =======        =======


                   The increase in foreign crude oil production resulted
             primarily from the Scott Field in the United Kingdom, which commenced production in September 1993. United States natural gas production was lower as a result of natural field decline and voluntary production curtailments due to low natural gas prices. Natural gas production in Canada and the United Kingdom increased.

                   Increased depreciation, depletion and amortization charges and higher production expenses in the third quarter and nine months of 1994 were principally due to the increased United Kingdom crude oil and natural gas production. Such charges are expected to remain at current levels consistent with the higher production. Exploration expenses were lower in the third quarter and nine months of 1994, primarily in the United States, reflecting the Corporation's overall objective of restraining capital spending. In the first nine months of 1994, selling, general and administrative expenses in the United States were higher, largely from expenses related to the further consolidation of exploration and production operations in Houston. For the nine months ended September 30, 1994, foreign effective income tax rates were higher, principally due to the effect of the Petroleum Revenue Tax in the United Kingdom.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   Future exploration and production earnings will be impacted by changes in crude oil and natural gas selling prices, exploration expenses, effective income tax rates and other factors.

                   Refining and marketing operations had a loss of $14 million in the third quarter of 1994 compared with a loss of $5 million in the third quarter of 1993. The change was primarily due to lower margins on gasolines and distillates, reflecting competitive industry conditions. In the first nine months of 1994, refining and marketing operations had income of $70 million compared with a loss of $182 million in the first nine months of 1993. In spite of refined product selling prices that were approximately $1.00 per barrel lower in the first nine months of 1994 than in the comparative period of 1993, refined product margins improved, as the cost of crude oil was significantly lower in 1994. Earnings in the first nine months of 1994 benefited from the cold winter weather, which strengthened margins for distillates and residual fuel oils in the early part of the year. Income taxes (benefits) were not recorded on a substantial portion of the 1994 income and 1993 loss of refining and marketing operations, reflecting the net operating loss carryforward of a refining subsidiary.

                   The operation of the fluid catalytic cracking unit in the
             Virgin Islands has increased the Corporation's production of gasoline and contributed to improved operating results over the first nine months of 1994. Total refined product sales volumes amounted to 126 million barrels in the first nine months of 1994 compared with 99 million barrels in the corresponding period of 1993. Sales of gasoline were higher because of increased production from the Virgin Islands refinery. Distillate sales also increased because of the marketing of premium diesel fuel. Refining and marketing earnings will continue to be volatile because of competitive industry conditions and supply and demand factors, including the effects of weather.

                   Corporate administration, including interest expense, and
             other operating activities (principally transportation), had net expenses of $53 million in the third quarter of 1994 and $137 million in the first nine months of 1994, compared with $29 million and $60 million in the corresponding periods of 1993. The results for the first nine months of 1993 include $29 million from the cumulative effect of the change in accounting for income taxes and a charge of $11 million from the refinancing of long-term notes. The increase in Corporate expenses in 1994 was due to higher interest expense, since interest is no longer being capitalized on the Corporation's major construction projects, which are completed and in operation.

                   Consolidated sales and other operating revenues increased
             by 20% in the third quarter of 1994 and 14% in the first nine months of 1994 compared with the corresponding periods of 1993.
             The increases were primarily due to higher refined product sales volumes and the increased proportion of gasoline sales. The sale of the undeveloped natural gas field in the United Kingdom in the third quarter of 1994 is reflected in non-operating revenues in the income statement.

                    PART I - FINANCIAL INFORMATION (CONT'D.)


             LIQUIDITY AND CAPITAL RESOURCES


                   Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $673 million in the first nine months of 1994 compared with $468 million in the first nine months of 1993. The increase was primarily due to improved operating results. Cash provided by operating activities exceeded capital expenditures of $398 million in the first nine months of 1994. The excess cash flow was primarily used to repay debt. In the first nine months of 1993, capital expenditures of $1,132 million exceeded cash flow, primarily because of spending on the Corporation's North Sea projects and the upgrading of the Virgin Islands refinery.

                   Total debt was $3,423 million at September 30, 1994 compared with $3,688 million at December 31, 1993. The debt to total capitalization ratio was 52% at September 30, 1994 compared with nearly 55% at year-end 1993. At September 30, 1994, the Corporation has additional borrowing capacity available under existing revolving credit agreements, principally in the United States and United Kingdom, of $672 million and additional unused lines of credit under uncommitted arrangements with banks of $710 million.

                   The Corporation has reached an agreement in principle with lenders in the United States and the United Kingdom to refinance its revolving credit facilities. The existing facilities have a capacity of $2,451 million at September 30,1994 ($1,861 million outstanding) and will be replaced with new facilities having a capacity of $2,200 million. A substantial portion of the existing facilities was due to be repaid in 1996 and 1997. The new facilities are due in 1999 and thereafter. The borrowing arrangements are more fully described in Note 3 to the financial statements.

                   The Corporation uses futures, forward, option and swap
             contracts to mitigate the effect on its business of volatility in the prices of crude oil, natural gas and refined products. At September 30, 1994, the Corporation has open forward sales positions on approximately 13% of its anticipated worldwide crude oil production over the next twelve months and has option contracts, which result in varyiing degrees of protection against declines in market prices, covering an additional 6% of crude oil production. The Corporation has open forword sales positions on approximately 3% of its anticipated United States natural gas production for the next twelve months and has option contracts, with varying degrees of price protection, covering an additonal 18% of its natural gas production. The Corporation has also hedged approximately 8% of its annual natural gas purchase requirements. The Corporation has hedges (primarily short futures and options) covering approximately 18% of its refining and marketing inventories and has short positions covering the sale of an additional 15% of refined products to be manufactured in the latter part of 1994 and early 1995. The Corporation also has hedged approximately 3% of its annual refinery crude oil purchase requirements. As market conditions change, the Corporation will adjust its hedging strategies.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   Capital expenditures in the first nine months of 1994
             amounted to $398 million compared with $1,132 million in the first nine months of 1993. Capital expenditures in the first nine months of 1993 included $652 million related to the Corporation's three major projects. The three major projects were the development of the Scott oil field and the Everest and Lomond natural gas fields and related facilities in the United Kingdom North Sea and the construction of the fluid catalytic cracking complex in the Virgin Islands, all of which were completed in 1993 and are in operation.

                   Capital expenditures for the remainder of 1994 are estimated to be approximately $200 million and will be financed by internally generated funds.

                          PART II - OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS.

                   As reported in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the Registrant is currently the subject of an investigation by U.S. Attorneys for federal judicial districts in New Jersey and the U.S. Virgin Islands and by the United States Environmental Protection Agency with respect to possible violations of federal environmental and other laws and regulations in connection with hazardous waste handling at the petroleum refinery in St. Croix, U.S. Virgin Islands owned and operated by Registrant's wholly-owned subsidiary, Hess Oil Virgin Islands Corp. ("HOVIC").
             That investigation apparently focuses on whether or not certain spent catalyst generated at the HOVIC refinery should have been managed as a hazardous waste under the Resource Conservation and Recovery Act ("RCRA"), and, if it should have been managed as a hazardous waste, whether or not such catalyst was stored beyond the time period permitted under RCRA and whether or not Registrant and/or HOVIC failed to comply with certain environmental reporting requirements related thereto. The Registrant is also now the subject of an investigation by U.S. Attorneys for the federal judicial district in Arizona arising out of the shipment of such catalyst to a third party in Arizona. This investigation apparently focuses on whether or not Registrant, HOVIC or such third party failed to comply in a timely manner with certain reporting obligations in connection with the shipment of such catalyst under the Comprehensive Environmental Response, Compensation, and Liability Act. It is not possible at this time for Registrant to state what the outcome of these investigations will be, or, if any proceedings arising out of the investigations were to be commenced against the Registrant or HOVIC, what claims would be asserted or what relief would be sought.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

                         None

             (b)  Reports on Form 8-K

                      The Registrant filed no report on Form 8-K during the
                       three months ended September 30, 1994.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERADA HESS CORPORATION
                                      (REGISTRANT)





                                      By /s/ Leon Hess
                                         ----------------------------
                                         LEON HESS
                                         CHAIRMAN OF THE BOARD AND
                                         CHIEF EXECUTIVE OFFICER




                                      By /s/ John Y. Schreyer
                                         ----------------------------
                                         JOHN Y. SCHREYER
                                         EXECUTIVE VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER





Date:  November 10, 1994