Form 10-K405
AMERADA HESS CORP
filed 1995-03-30
CIK 4447

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 Fee Required
                  For the fiscal year ended December 31, 1994
                                       or
         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 No Fee Required
             For the transition period from                 to
                                            ----------------   -------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                 NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                          ON WHICH REGISTERED
     -------------------                         ---------------------
Common Stock (par value $1.00)                  New York Stock Exchange
                                                Toronto Stock Exchange


       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
     The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $3,892,000,000 as of February 28, 1995.
     At February 28, 1995, 92,992,755 shares of Common Stock were outstanding. Certain items in Parts I and II incorporate information by reference from the 1994 Annual Report to Stockholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 3, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Amerada Hess Corporation (the "Registrant") was incorporated in 1920 in the State of Delaware. The Registrant and its subsidiaries (collectively referred to herein as the "Corporation") are engaged in the exploration for and the production, purchase, gathering, transportation and sale of crude oil and natural gas and the manufacture, purchase, transportation and marketing of refined products.

EXPLORATION AND PRODUCTION

     The Corporation's exploration and production activities are located primarily in the United States, Canada, the United Kingdom and Norwegian sectors of the North Sea and Gabon. The Corporation also conducts exploration and/or production activities in Abu Dhabi, Denmark, Egypt, Namibia and Thailand. Of the Company's proved reserves (on a barrel of oil equivalent basis), 34% are located in the United States, 50% are located in the United Kingdom and Norwegian sectors of the North Sea, 12% are located in Canada and the remainder are located in Gabon and Abu Dhabi. Worldwide crude oil and natural gas liquids production amounted to 250,520 barrels per day in 1994 compared with 215,390 barrels per day in 1993. Worldwide natural gas production was 846,118 Mcf per day in 1994 compared with 887,309 Mcf per day in 1993.

     At December 31, 1994, the Corporation has 644 million barrels of proved crude oil and natural gas liquids reserves compared with 670 million barrels at the end of 1993. Proved natural gas reserves are 2,581 million Mcf at December 31, 1994 compared with 2,653 million Mcf at December 31, 1993. The Corporation has an inventory of drillable prospects primarily in the United States, Canada and the United Kingdom and Norwegian sectors of the North Sea.

     UNITED STATES. The Corporation operates principally offshore in the Gulf of Mexico and onshore in the states of Texas, Louisiana and North Dakota. During 1994, 27% of the Corporation's crude oil and natural gas liquids production and 50% of its natural gas production were from United States operations.

     The table below sets forth the Corporation's average daily net production by area in the United States:

                                                                      1994          1993
                                                                     -------       -------
    CRUDE OIL, INCLUDING CONDENSATE AND
      NATURAL GAS LIQUIDS (BARRELS PER DAY)
      Texas........................................................   26,237        27,573
      Gulf of Mexico...............................................   14,349        15,389
      North Dakota.................................................   13,158        13,699
      Alaska.......................................................    3,735         4,341
      Louisiana....................................................    2,331         2,546
      Other........................................................    7,792         8,423
                                                                     -------       -------
              Total................................................   67,602        71,971
                                                                     =======       =======

    NATURAL GAS (MCF PER DAY)
      Gulf of Mexico...............................................  217,203       283,340
      Louisiana....................................................   51,727        54,848
      North Dakota.................................................   46,530        47,617
      Texas........................................................   39,973        47,508
      New Mexico...................................................   23,276        21,942
      California...................................................   19,623        19,744
      Other........................................................   28,771        27,460
                                                                     -------       -------
              Total................................................  427,103       502,459
                                                                     =======       =======

     CANADA. The Corporation, through its wholly-owned Canadian subsidiary, Amerada Hess Canada Ltd., conducts operations in the Provinces of Alberta and British Columbia. The Corporation's net crude oil and natural gas liquids production in Canada amounted to 12,390 barrels per day in 1994 compared to 13,492 barrels per day in 1993, and its natural gas production increased to 185,856 Mcf per day in 1994 from 167,839 Mcf per day in 1993.

     UNITED KINGDOM. The Corporation's activities in the United Kingdom are conducted by its wholly-owned British subsidiary, Amerada Hess Limited. During 1994, 51% of the Corporation's crude oil and natural gas liquids production and 25% of its natural gas production were from United Kingdom operations.

     The table below sets forth the Corporation's average daily net production in the United Kingdom by field and the Corporation's interest in each at December 31, 1994:

                          PRODUCING FIELD           INTEREST           1994          1993
                          ---------------           --------           ----          ----
        CRUDE OIL, INCLUDING CONDENSATE AND
          NATURAL GAS LIQUIDS (BARRELS PER DAY)
          Scott..................................     34.95%           59,161        10,690
          Ivanhoe/Rob Roy/Hamish.................     42.08            24,913        27,343
          Beryl/Ness.............................     20.00            18,687        20,478
          Arbroath/Montrose......................     28.21             9,823         9,679
          Hudson.................................     28.46             8,413         4,714
          Other..................................     Various           7,802        10,898
                                                                      -------       -------
               Total.............................                     128,799        83,802
                                                                      =======       =======
        NATURAL GAS (MCF PER DAY)
          Beryl/Ness.............................     20.00%           43,329        46,219
          Everest/Lomond.........................     18.67/16.67      41,685        18,596
          Leman..................................     21.74            28,663        48,523
          Indefatigable..........................     23.08            20,855        38,836
          Scott..................................     34.95            26,092         2,153
          Anglia.................................     29.29            19,538        15,962
          Other..................................     Various          28,580        17,735
                                                                      -------       -------
               Total.............................                     208,742       188,024
                                                                      =======       =======

     Crude oil production commenced from the Scott and Hudson Fields in the third quarter of 1993. Natural gas production commenced from the Everest and Lomond Fields in mid-1993.

     NORWAY. The Corporation's activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/S. The Corporation's Norwegian operations accounted for crude oil and natural gas liquids production of 25,599 and 27,820 net barrels per day in 1994 and 1993, respectively. Approximately 60% of this production is from the Corporation's 28.09% interest in the Valhall Field.

     GABON. The Corporation has a 5.5% interest in the Rabi Kounga oil field onshore Gabon. The Corporation's share of production from Gabon averaged 8,746 and 8,136 net barrels of crude oil per day in 1994 and 1993, respectively.

REFINING AND MARKETING

     The Corporation's refining facilities are located in St. Croix, United States Virgin Islands and Port Reading, New Jersey. The Purvis, Mississippi refinery was mothballed in early 1994. Total crude runs averaged 388,000 barrels per day in 1994 and 351,000 barrels per day in 1993. The Corporation's production supplied approximately 15% of its crude runs. The balance came from various suppliers under contracts of one year or less and through spot purchases on the open market. Approximately 80% of the refined products marketed in 1994 was obtained from the Corporation's refineries. The Corporation purchased the balance from other companies under short-term supply contracts and by spot purchases from various sources. Sales of refined products averaged 468,000 barrels per day in 1994 compared with 386,000 barrels per day in 1993.

     HESS OIL VIRGIN ISLANDS REFINERY. The Corporation owns and operates a petroleum refinery in St. Croix, United States Virgin Islands through its wholly-owned subsidiary, Hess Oil Virgin Islands Corp. ("HOVIC").

In 1994, refined products produced were approximately 65% gasoline and distillates, 10% refinery feedstocks and the remainder principally residual fuel oil. In addition to crude distillation capacity, the refinery has a fluid catalytic cracking unit which commenced production in the fourth quarter of 1993 and increased gasoline production. The refinery also has catalytic reforming units, vacuum distillation capacity, visbreakers, a sulfolane unit, a penex unit, distillate desulfurizers, vacuum gas oil desulfurizers and sulfur recovery facilities. The refinery has approximately 31 million barrels of storage capacity.

     The refinery has the capability to process a variety of crude oils, including high-sulfur crudes. The refinery has a 60-foot-deep harbor and docking facilities for ten ocean-going tankers at one time. The refinery's harbor accommodates very large crude carriers after a portion of their crude oil cargo is lightered at the Corporation's storage and transshipment facility in Saint Lucia, which has a 90-foot-deep harbor. The Saint Lucia facility has approximately 9 million barrels of storage capacity.

     PORT READING FACILITY. The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey, which processes vacuum gas oil and operates at a rate of approximately 54,000 barrels per day. The Port Reading facility primarily produces gasoline and heating oil.

     MARKETING. The Corporation markets refined petroleum products principally on the East and Gulf Coasts of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, commercial airlines, governmental agencies and public utilities.

     At December 31, 1994, the Corporation has 541 HESS(R) gasoline stations of which approximately 82% are operated by the Corporation. Most of the Corporation's stations are concentrated in highly-populated, urban areas, principally in New York, New Jersey and Florida. Of the Corporation's stations, 155 have HESS MART(R) convenience stores. The Corporation owns in fee approximately 75% of the properties on which its stations are located. The Corporation also has 46 terminals located throughout its marketing area, with aggregate storage capacity of approximately 49 million barrels.

COMPETITION AND MARKET CONDITIONS

     The petroleum industry is highly competitive. The Corporation encounters competition from numerous companies in each of its activities, particularly in acquiring rights to explore for crude oil and natural gas and in the purchasing and marketing of refined products. Many competitors are larger and have substantially greater resources than the Corporation. The Corporation is also in competition with producers and marketers of other forms of energy.

     The petroleum business involves large-scale capital expenditures and risk-taking. In the search for new oil and gas reserves, long lead times are often required from successful exploration to subsequent production. Operations in the petroleum industry depend on a depleting natural resource. The number of areas where it can be expected that hydrocarbons will be discovered in commercial quantities is constantly diminishing and exploration risks are high. Areas where hydrocarbons may be found are often in remote locations or offshore where exploration and development activities are capital intensive and operating costs are high. In addition, low crude oil prices have reduced the number of areas from which hydrocarbons can be economically produced.

     The major foreign oil producing countries, including the Organization of Petroleum Exporting Countries ("OPEC"), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production, oil prices, and other matters has a significant impact on the oil market and the Corporation. In recent years, the futures markets have become increasingly important in influencing the prices of crude oil, natural gas and refined products. The Corporation cannot predict the extent to which future market conditions may be affected by OPEC, the futures markets or other external influences.

     Market conditions continue to affect the Corporation's earnings. The Corporation's refining and marketing operations were profitable in 1994, reflecting higher margins than in 1993, the operation of the fluid catalytic cracking unit and increased refinery runs. However, the selling prices of all refined products, particularly gasolines, continue to be subject to competitive industry conditions. Supply and demand factors, including the effects of weather, will continue to affect all refined product markets.

     The Corporation's exploration and production operations were also profitable in 1994, but continue to be impacted by volatility in the selling prices of crude oil and natural gas. Average worldwide crude oil selling prices declined in 1994, but improved somewhat late in the year. In 1994, the available supply of natural gas in the United States exceeded demand, resulting in sharply lower selling prices. The lower natural gas selling prices continued into 1995 and the Corporation is unable to predict how long these conditions will exist.

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

     Compliance with the various environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a materially adverse effect on the Corporation's earnings and competitive position within the industry. However, the cost of such compliance is expected to increase in the future. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $8 million in 1994 and the Corporation anticipates comparable capital expenditures in 1995. In addition, the Corporation expended $16 million in 1994 for environmental remediation, with a comparable amount anticipated for 1995.

     The number of persons employed by the Corporation averaged 9,858 in 1994 and 10,173 in 1993.

     Additional operating and financial information relating to the business and properties of the Corporation appears on pages 6 and 9 under the heading "United States Exploration and Production," on pages 10, 13 and 14 under the heading "International Exploration and Production," on pages 17 and 18 under the heading "Refining and Marketing," on pages 21 through 25 under the heading "Financial Review" and on pages 26 through 51 of the accompanying 1994 Annual Report to Stockholders, which information is incorporated herein by reference.*
--------------------------------------------------------------------------------

* Except as to information specifically incorporated herein by reference under Items 1, 2, 5, 6, 7 and 8, no other information or data appearing in the 1994 Annual Report to Stockholders is deemed to be filed with the Securities and Exchange Commission (SEC) as part of this Annual Report on Form 10-K, or otherwise subject to the SEC's regulations or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

     Reference is made to Item 1 and the operating and financial information relating to the business and properties of the Corporation, which is incorporated in Item 1 by reference.

     Additional information relating to the Corporation's oil and gas operations follows.

1. OIL AND GAS RESERVES

     The Corporation's net proved oil and gas reserves at the end of 1994, 1993 and 1992 are presented under Supplementary Oil and Gas Data in the accompanying 1994 Annual Report to Stockholders, which has been incorporated herein by reference.

     During 1994, the Corporation provided oil and gas reserve estimates for 1993 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

     The Corporation has no long-term contracts or agreements to supply fixed quantities of its crude oil production. Approximately 60% of the Corporation's 1994 natural gas sales were made under long-term contracts to various purchasers. Contractual commitments in 1995 (which are expected to be comparable to 1994) will be filled from the Corporation's production and from contractual purchases.

2. AVERAGE SELLING PRICES AND AVERAGE PRODUCTION COSTS

                                                      1994       1993       1992

-----------------------------------------------------------------------------------
Average selling prices (Note A)
     Crude oil, including condensate and natural
       gas liquids (per barrel)
          United States..........................    $ 15.43    $ 17.40    $ 17.94
          Canada.................................      15.94      16.30      17.05
          Europe.................................      15.96      17.04      19.79
          Other areas............................      15.45      16.41      18.70

          Average................................      15.78      17.05      18.92

     Natural gas (per Mcf)
          United States..........................    $  1.91    $  2.11    $  1.76
          Canada.................................       1.36       1.43       1.24
          Europe.................................       2.04       1.83       1.83

          Average................................       1.86       1.98       1.72
----------------------------------------------------------------------------------

     Note A: Includes inter-company transfers valued at approximate market prices and the effect of the Corporation's hedging activities.

                                                      1994       1993      1992
---------------------------------------------------------------------------------
Average production (lifting) costs per barrel of
  production (Note B)
          United States..........................    $  4.10    $  4.06    $  3.43
          Canada.................................       2.98       3.21       3.61
          Europe.................................       4.37       4.89       6.03
          Other areas............................       3.08       4.15       4.01

          Average................................       4.06       4.31       4.51

--------------------------------------------------------------------------------

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

3. GROSS AND NET DEVELOPED ACREAGE AND PRODUCTIVE WELLS AT DECEMBER 31, 1994

                                          DEVELOPED
                                           ACREAGE               PRODUCTIVE WELLS (NOTE A)
                                        APPLICABLE TO      -------------------------------------
                                       PRODUCTIVE WELLS
                                        (IN THOUSANDS)            OIL                 GAS
                                                           -----------------    ----------------
------------------------------------------------------------------------------------------------
                                       GROSS      NET       GROSS      NET      GROSS      NET
                                       -----      ---       -----      ---      -----      ---
United States......................     3,011       686     15,100     1,630     2,003       780
Canada.............................       789       392      1,927       473     1,024       339
Europe.............................       491        91        379        40       133        27
Other areas........................        91        25        131        17         -         -
                                       ------    ------    -------    ------    ------    ------
          Total....................     4,382     1,194     17,537     2,160     3,160     1,146
                                        =====     =====     ======     =====     =====     =====

--------------------------------------------------------------------------------

     Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 240 gross wells and 123 net wells.

4. GROSS AND NET UNDEVELOPED ACREAGE AT DECEMBER 31, 1994

                                                    UNDEVELOPED
                                                      ACREAGE
                                                  (IN THOUSANDS)
                                                 -----------------
                                                  GROSS      NET
------------------------------------------------------------------
United States................................      2,467     1,685
Canada.......................................      1,332       743
Europe.......................................      7,188     2,163
Other areas..................................      6,694     1,664
                                                 -------    ------
          Total..............................     17,681     6,255
                                                  ======     =====

-------------------------------------------------------------------

5. NUMBER OF NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                       NET EXPLORATORY WELLS      NET DEVELOPMENT WELLS
                                       ----------------------     ----------------------
                                       1994     1993     1992     1994     1993     1992
----------------------------------------------------------------------------------------
Productive wells
     United States.................     10       25       12       27       43       25
     Canada........................      9        9        1       13       10        7
     Europe........................      5        6      Nil        6        3        7
     Other areas...................      1      Nil        -        1        1        1
                                       ----     ----     ----     ----     ----     ----
          Total....................     25       40       13       47       57       40
                                       ----     ----     ----     ----     ----     ----
Dry holes
     United States.................     17       23       16        -        1        -
     Canada........................      5       10        5        1        2      Nil
     Europe........................      1        1        1        -        -        -
     Other areas...................    Nil        -      Nil        -        -        -
                                       ----     ----     ----     ----     ----     ----
          Total....................     23       34       22        1        3      Nil
                                       ----     ----     ----     ----     ----     ----
Total..............................     48       74       35       48       60       40
                                       ====     ====     ====     ====     ====     ====

--------------------------------------------------------------------------------

6. NUMBER OF WELLS IN PROCESS OF DRILLING AT DECEMBER 31, 1994

                                                     GROSS      NET
                                                     WELLS     WELLS
--------------------------------------------------------------------------------
United States....................................      41        17
Canada...........................................      11         4
Europe...........................................      11         3
Other areas......................................       2       Nil
                                                     -----     -----
          Total..................................      65        24
                                                     ====      ====

--------------------------------------------------------------------------------

7. NUMBER OF WATERFLOODS AND PRESSURE MAINTENANCE PROJECTS IN PROCESS OF INSTALLATION AT DECEMBER 31, 1994 -- None

--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant is currently the subject of an investigation by United States Attorneys for the federal judicial district in New Jersey and the United States Environmental Protection Agency ("EPA") with respect to possible violations of federal environmental and other laws and regulations in connection with hazardous waste handling at the HOVIC refinery. That investigation apparently focuses on whether or not certain spent catalyst generated at the HOVIC refinery should have been managed as a hazardous waste under the Resource Conservation and Recovery Act ("RCRA"), and, if it should have been managed as a hazardous waste, whether or not such catalyst was stored beyond the time period permitted under RCRA, whether or not Registrant and/or HOVIC failed to comply with certain environmental reporting requirements related thereto and whether or not any false statements were made to the United States government by employees of the Registrant or HOVIC in connection therewith. The Registrant is also the subject of an investigation by United States Attorneys for the federal judicial district in Arizona arising out of the shipment of such catalyst to a third party in Arizona. This investigation apparently focuses on whether or not Registrant or HOVIC participated in a failure to comply in a timely manner with certain reporting obligations in connection with the use and receipt of such catalyst by such third party under the Comprehensive Environmental Response, Compensation, and Liability Act, and whether or not employees of the Registrant or HOVIC made any false statements to the United States government in connection therewith. It is not possible at this time for Registrant to state what the outcome of these investigations will be, or, if any proceedings arising out of the investigations were to be commenced against the Registrant or HOVIC, what claims would be asserted or what relief would be sought.

     On April 27, 1993, the Texas Natural Resource Conservation Commission ("TNRCC", then known as the Texas Water Commission) notified the Registrant of alleged violation of the Texas Water Code as a result of alleged discharges of hydrocarbon compounds into the groundwater in the vicinity of the Registrant's terminal in Corpus Christi, Texas. Penalties provided for these violations include administrative penalties not to exceed $10,000 per day. The Registrant has undertaken a groundwater assessment, an interim correction measures program and other appropriate responses to these allegations. On December 9, 1994, the Executive Director of the TNRCC forwarded a Notice of Executive Director's Preliminary Report and Petition for a TNRCC Order Assessing Administrative Penalties and Requiring Certain Actions of Amerada Hess Corporation. This Notice recommended a $542,400 penalty be assessed and the Registrant be ordered to undertake remedial actions at the Corpus Christi terminal. The Registrant has begun settlement discussions with the TNRCC regarding this matter.

     On June 21, 1994, Region II of the EPA commenced an administrative proceeding under Section 325 of the Emergency Planning and Community Right-to-Know Act ("EPCRA") against HOVIC, alleging violations of Section 313 of EPCRA arising out of HOVIC's alleged failure to comply with certain reporting requirements relating to toxic chemicals manufactured or otherwise used at HOVIC's refinery. The proceeding seeks civil penalties totaling $252,000 for the alleged violations. HOVIC is engaging in settlement discussions with the EPA regarding this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1994, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents information as of February 1, 1995 regarding executive officers of the Registrant:

                                                                                       YEAR
                                                                                    INDIVIDUAL
                                                                                    BECAME AN
                                                                                    EXECUTIVE
             NAME            AGE                    OFFICE HELD*                     OFFICER
   --------------------------------------------------------------------------------------------
   Leon Hess...............  80     Chairman of the Board, Chief Executive             1969
                                      Officer and Director
   Robert F. Wright........  69     President, Chief Operating Officer and             1971
                                      Director
   John B. Hess............  40     Senior Executive Vice President and Director       1983
   H. W. McCollum..........  81     Chairman of the Finance Committee and              1969
                                      Director
   J. Barclay Collins II...  50     Executive Vice President, General Counsel and      1986
                                      Director
   W. S. H. Laidlaw........  39     Executive Vice President and Director              1986
   Michael W. Press........  47     Executive Vice President and Director              1994
   John Y. Schreyer........  55     Executive Vice President, Chief Financial          1990
                                      Officer and Director
   Alan A. Bernstein.......  50     Senior Vice President                              1987
   Marco B. Bianchi........  55     Senior Vice President and Director                 1986
   James F. Cassidy........  67     Senior Vice President                              1992
   F. Lamar Clark..........  61     Senior Vice President                              1990
   Neal Gelfand............  50     Senior Vice President                              1980
   Charles H. Norz.........  57     Senior Vice President                              1982
   Benedict J. O'Bryan.....  57     Senior Vice President                              1991
   Rene L. Sagebien........  54     Senior Vice President                              1990
   Gerald A. Jamin.........  53     Treasurer                                          1985

--------------------------------------------------------------------------------

     * All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant, and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 4, 1994, except that Mr. Press was elected to his present office by the Board of Directors at its regular meeting on October 5, 1994. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 3, 1995.

     Except for Messrs. Schreyer and Press, each of the above officers has been employed by the Registrant in various managerial and executive capacities for more than five years. Prior to his employment with the Registrant in July 1990, Mr. Schreyer was a partner with the accounting firm of Ernst & Young LLP. Prior to his employment with the Registrant in October 1994, Mr. Press was a Senior Vice President of BP Oil Company, a unit of The British Petroleum Company p.l.c.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 1994 and 1993, dividend payments and restrictions thereon and the number of holders of Common Stock is presented on page 25 (Financial Review), page 33 (Long-Term Debt) and on page 48 (Ten-Year Summary of Financial Data) of the accompanying 1994 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     A Ten-Year Summary of Financial Data is presented on pages 46 through 49 of the accompanying 1994 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is presented on pages 21 through 25 of the accompanying 1994 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, including the Report of Ernst & Young LLP, Independent Auditors, the Supplementary Oil and Gas Data (unaudited) and the Quarterly Financial Data (unaudited) are presented on pages 25 through 45 of the accompanying 1994 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            ------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 3, 1995.

     Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to "Election of Directors-Executive Compensation and Other Information," other than information under "Compensation Committee Report on Executive Compensation" and "Performance Graph" included therein, from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 3, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Election of Directors-Ownership of Voting Securities by Certain Beneficial Owners" and "Election of Directors-Ownership of Equity Securities by Management" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 3, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 3, 1995.

                            ------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. AND 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

             The financial statements filed as part of this Annual Report on Form 10-K are listed in the accompanying index to financial statements and schedules.

         3. EXHIBITS

          3(1)       -Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1988.
          3(2)       -By-Laws of Registrant incorporated by reference to Exhibit 3(2) of
                      Form 10-K of Registrant for the fiscal year ended December 31,
                      1985.
          4(1)       -Note and Warrant Purchase Agreement, dated June 27, 1991 (including the form of the Common Stock Purchase Warrant expiring June 27,
                      2001, included as Exhibit B thereof) incorporated by reference to
                      Exhibit 4 of Form 10-Q of Registrant for the three months ended
                      June 30, 1991.
          4(2)       -Amendment, dated as of May 15, 1992 to the Note and Warrant
                      Purchase Agreement, dated June 27, 1991 (including the form of the common stock purchase warrant expiring June 27, 2001, included as
                      Exhibit B thereof), incorporated by reference to Exhibit 19 of
                      Form 10-Q of Registrant for the three months ended June 30, 1992.
                     -Other instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of
                      Registrant and its subsidiaries on a consolidated basis.
                      Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of
                      Registrant and its subsidiaries upon request.
          10(1)      -Extension and Amendment Agreement between the Government of the
                      Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the
                      three months ended June 30, 1981.
          10(2)      -Restated Second Extension and Amendment Agreement dated July 27,
                      1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form
                      10-Q of Registrant for the three months ended September 30, 1990.
          10(3)      -Technical Clarifying Amendment dated as of November 17, 1993 to
                      Restated Second Extension and Amendment Agreement between the
                      Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                      incorporated by reference to Exhibit 10(3) of Form 10-K of
                      Registrant for the fiscal year ended December 31, 1993.
          10(4)*     -Incentive Compensation Award Plan for Key Employees of Amerada Hess
                      Corporation and its subsidiaries incorporated by reference to
                      Exhibit 10(2) of Form 10-K of Registrant for the fiscal year ended
                      December 31, 1980.
          10(5)*     -Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.

          10(6)*          -Executive Long-Term Incentive Compensation and Stock Ownership Plan
                           of Registrant dated June 3, 1981 incorporated by reference to
                           Exhibit 10(5) of Form 10-Q of Registrant for the three months ended June 30, 1981.
          10(7)*          -Amendment dated as of December 5, 1990 to the Executive Long-Term
                           Incentive Compensation and Stock Ownership Plan of Registrant
                           incorporated by reference to Exhibit 10(9) of Form 10-K of
                           Registrant for the fiscal year ended December 31, 1990.
          10(8)*          -Amerada Hess Corporation Pension Restoration Plan dated January 19,
                           1990 incorporated by reference to Exhibit 10(9) of Form 10-K of
                           Registrant for the fiscal year ended December 31, 1989.
          10(9)*          -Letter Agreement dated August 8, 1990 between Registrant and Mr.
                           John Y. Schreyer relating to Mr. Schreyer's participation in the
                           Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the
                           fiscal year ended December 31, 1991.
          10(10)*         -Letter Agreement dated November 2, 1994 between Registrant and Mr.
                           Michael W. Press relating to Mr. Press's participation in the
                           Amerada Hess Corporation Pension Restoration Plan and his
                           severance benefits.
          13              -1994 Annual Report to Stockholders of Registrant.
          21              -Subsidiaries of Registrant.
          23              -Consent of Ernst & Young LLP, Independent Auditors, dated March 24,
                           1995, to the incorporation by reference in Registrant's
                           Registration Statement on Form S-8 (No. 33-39816) of its report relating to Registrant's financial statements, which consent appears on page F-2 herein.
          27              -Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.

     (B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of Registrant's fiscal year ended December 31, 1994.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 24TH DAY OF MARCH 1995.

                                            AMERADA HESS CORPORATION
                                                 (REGISTRANT)

                                            By    /s/  JOHN Y. SCHREYER
                                               ..............................
                                                      (JOHN Y. SCHREYER)
                                                 EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                               TITLE                    DATE
----------------------------------------------------------------------------------------------
                                                  Director, Chairman of
                                                      the Board and
                                                  Chief Executive Officer
             /s/  LEON HESS                    (Principal Executive Officer)   March 24, 1995
.............................................
                 (LEON HESS)

                                             Director, President and Chief
          /s/ ROBERT F. WRIGHT                    Operating Officer            March 24, 1995
.............................................
             (ROBERT F. WRIGHT)


         /s/  MARCO B. BIANCHI                           Director              March 24, 1995
.............................................
             (MARCO B. BIANCHI)

         /s/  NICHOLAS F. BRADY                          Director              March 24, 1995
.............................................
             (NICHOLAS F. BRADY)

       /s/  J. BARCLAY COLLINS II                        Director              March 24, 1995
.............................................
           (J. BARCLAY COLLINS II)

        /s/  BERNARD T. DEVERIN                          Director              March 24, 1995
.............................................
            (BERNARD T. DEVERIN)

          /s/  PETER S. HADLEY                           Director              March 24, 1995
.............................................
              (PETER S. HADLEY)

           /s/  JOHN B. HESS                             Director              March 24, 1995
.............................................
               (JOHN B. HESS)

         /s/  EDITH E. HOLIDAY                           Director              March 24, 1995
.............................................
             (EDITH E. HOLIDAY)

          /s/  THOMAS H. KEAN                            Director              March 24, 1995
.............................................
              (THOMAS H. KEAN)

         /s/  W. S. H. LAIDLAW                           Director              March 24, 1995
.............................................
             (W. S. H. LAIDLAW)

          /s/  H. W. MCCOLLUM                            Director              March 24, 1995
.............................................
              (H. W. MCCOLLUM)

                  SIGNATURE                               TITLE                    DATE
----------------------------------------------------------------------------------------------
         /s/  ROGER B. ORESMAN                          Director              March 24, 1995
.........................................
             (ROGER B. ORESMAN)

         /s/  WILLIAM A. POGUE                          Director              March 24, 1995
.........................................
             (WILLIAM A. POGUE)

         /s/  MICHAEL W. PRESS                          Director              March 24, 1995
.........................................
             (MICHAEL W. PRESS)

                                                Director, Executive Vice
                                                        President
                                               and Chief Financial Officer
                                               (Principal Accounting and
         /s/  JOHN Y. SCHREYER                      Financial Officer)        March 24, 1995
.........................................
             (JOHN Y. SCHREYER)

        /s/  RICHARD B. SELLARS                         Director              March 24, 1995
.........................................
            (RICHARD B. SELLARS)

                                                        Director              March 24, 1995
.........................................
            (WILLIAM I. SPENCER)
----------------------------------------------------------------------------------------------

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                    PAGE
                                                                                   NUMBER
------------------------------------------------------------------------------------------
Consolidated Balance Sheet at December 31, 1994 and 1993.........................     *
Statement of Consolidated Income for each of the three years in the period ended
  December 31, 1994..............................................................     *
Statement of Consolidated Retained Earnings for each of the three years in the
  period ended December 31, 1994.................................................     *
Statement of Consolidated Cash Flows for each of the three years in the period
  ended December 31, 1994........................................................     *
Statement of Consolidated Changes in Common Stock and Capital in Excess of Par
  Value for each of the three years in the period ended December 31, 1994........     *
Notes to Consolidated Financial Statements.......................................     *
Report of Ernst & Young LLP, Independent Auditors................................     *
Quarterly Financial Data.........................................................     *
Supplementary Oil and Gas Data...................................................     *
Consent of Independent Auditors..................................................    F-2
Schedules........................................................................     **

----------------------------------------------------------------------------------------


     * The financial statements and notes thereto together with the Report of Ernst & Young LLP, Independent Auditors, on pages 26 through 40, the Quarterly Financial Data (unaudited) on page 25, and the Supplementary Oil and Gas Data (unaudited) on pages 41 through 45 of the accompanying 1994 Annual Report to Stockholders are incorporated herein by reference.

     ** All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Amerada Hess Corporation of our report dated February 15, 1995, included in the 1994 Annual Report to Stockholders of Amerada Hess Corporation.

     We also consent to the incorporation by reference in the Registration Statement (Form S-8, No. 33-39816) pertaining to the Amerada Hess Corporation Employees' Savings and Stock Bonus Plan, of our report dated February 15, 1995, with respect to the consolidated financial statements incorporated herein by reference.

                                            /S/  ERNST & YOUNG LLP
                                                 ERNST & YOUNG LLP
New York, N.Y.
March 24, 1995

                                 EXHIBIT INDEX

         EXHIBIT
          NUMBER                           DESCRIPTION
        ---------- ------------------------------------------------------------
         3(1)  --  Restated Certificate of Incorporation of Registrant
                   incorporated by reference to Exhibit 19 of Form 10-Q of
                   Registrant for the three months ended September 30, 1988.
         3(2)  --  By-Laws of Registrant incorporated by reference to Exhibit
                   3(2) of Form 10-K of Registrant for the fiscal year ended
                   December 31, 1985.
         4(1)  --  Note and Warrant Purchase Agreement, dated June 27, 1991
                   (including the form of the Common Stock Purchase Warrant
                   expiring June 27, 2001, included as Exhibit B thereof)
                   incorporated by reference to Exhibit 4 of Form 10-Q of
                   Registrant for the three months ended June 30, 1991.
         4(2)  --  Amendment, dated as of May 15, 1992 to the Note and Warrant
                   Purchase Agreement, dated June 27, 1991 (including the form of the common stock purchase warrant expiring June 27, 2001, included as Exhibit B thereof), incorporated by reference to
                   Exhibit 19 of Form 10-Q of Registrant for the three months ended June 30, 1992.
                -- Other instruments defining the rights of holders of
                   long-term debt of Registrant and its consolidated
                   subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not
                   exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of Registrant and
                   its subsidiaries upon request.
        10(1)  --  Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                   incorporated by reference to Exhibit 10(4) of Form 10-Q of
                   Registrant for the three months ended June 30, 1981.
        10(2)  --  Restated Second Extension and Amendment Agreement dated July
                   27, 1990 between Hess Oil Virgin Islands Corp. and the
                   Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three
                   months ended September 30, 1990.
        10(3)  --  Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin
                   Islands Corp. incorporated by reference to Exhibit 10(3) of
                   Form 10-K of Registrant for the fiscal year ended December
                   31, 1993.
        10(4)* --  Incentive Compensation Award Plan for Key Employees of
                   Amerada Hess Corporation and its subsidiaries incorporated by reference to Exhibit 10(2) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.
        10(5)* --  Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for
                   the fiscal year ended December 31, 1980.
        10(6)* --  Executive Long-Term Incentive Compensation and Stock
                   Ownership Plan of Registrant dated June 3, 1981 incorporated by reference to Exhibit 10(5) of Form 10-Q of Registrant for the three months ended June 30, 1981.
        10(7)* --  Amendment dated as of December 5, 1990 to the Executive
                   Long-Term Incentive Compensation and Stock Ownership Plan of
                   Registrant incorporated by reference to Exhibit 10(9) of
                   Form 10-K of Registrant for the fiscal year ended December
                   31, 1990.
        10(8)* --  Amerada Hess Corporation Pension Restoration Plan dated
                   January 19, 1990 incorporated by reference to Exhibit 10(9)
                   of Form 10-K of Registrant for the fiscal year ended
                   December 31, 1989.

         EXHIBIT
          NUMBER                           DESCRIPTION
        ---------- ------------------------------------------------------------
        10(9)* --  Letter Agreement dated August 8, 1990 between Registrant and
                   Mr. John Y. Schreyer relating to Mr. Schreyer's
                   participation in the Amerada Hess Corporation Pension
                   Restoration Plan incorporated by reference to Exhibit 10(11)
                   of Form 10-K of Registrant for the fiscal year ended
                   December 31, 1991.
        10(10)*--  Letter Agreement dated November 2, 1994 between Registrant and Mr. Michael W. Press relating to Mr. Press's
                   participation in the Amerada Hess Corporation Pension
                   Restoration Plan and his severance benefits.
        13      -- 1994 Annual Report to Stockholders of Registrant.
        21      -- Subsidiaries of Registrant.
        23      -- Consent of Ernst & Young LLP, Independent Auditors, dated
                   March 24, 1995, to the incorporation by reference in
                   Registrant's Registration Statement on Form S-8 (No.
                   33-39816) of its report relating to Registrant's financial statements, which consent appears on page F-2 herein.
        27      -- Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.