Form 10-Q
period 1995-03-31
AMERADA HESS CORP
filed 1995-05-12
CIK 4447

================================================================================


                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            _______________________

                                   FORM 10-Q


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1995

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to _______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes (X)  No  ( )

     At March 31, 1995, 92,992,755 shares of Common Stock were outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                          Three Months Ended March 31
                     (in thousands, except per share data)

                                                               1995                1994
                                                           -----------        ------------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                              $ 1,892,211        $  1,857,628
  Interest and other non-operating revenues                     86,123              11,598
                                                           -----------        ------------

               Total revenues                                1,978,334           1,869,226
                                                           -----------        ------------


COSTS AND EXPENSES
  Cost of products sold and operating expenses               1,363,875           1,205,628
  Exploration expenses, including dry holes                     64,748              59,858

  Selling, general and administrative expenses                 154,465             157,354
  Interest expense                                              64,951              60,566
  Depreciation, depletion and amortization                     207,803             229,869

  Lease impairment                                              10,320              12,801
  Provision for income taxes                                    87,010              59,494
                                                           -----------        ------------

               Total costs and expenses                      1,953,172           1,785,570
                                                           -----------        ------------


NET INCOME                                                 $    25,162        $     83,656
                                                           ===========        ============

NET INCOME PER SHARE                                       $       .27        $        .90
                                                           ===========        ============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   92,994              92,905

COMMON STOCK DIVIDENDS PER SHARE                           $       .15        $        .15


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)

                                            A S S E T S
                                                                     MARCH 31,        DECEMBER 31,
                                                                       1995              1994
                                                                   -------------     -------------
CURRENT ASSETS
  Cash and cash equivalents                                        $      37,806     $      53,135
  Accounts receivable                                                    575,222           570,525
  Inventories                                                            841,154           945,635
  Prepaid expenses                                                       151,258           152,366
                                                                   -------------      ------------
               Total current assets                                    1,605,440         1,721,661
                                                                   -------------      ------------

INVESTMENTS AND ADVANCES                                                 173,922           140,300
                                                                   -------------      ------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                     14,553,355        14,304,826
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                 8,221,140         7,938,824
                                                                   -------------      ------------
               Property, plant and equipment - net                     6,332,215         6,366,002
                                                                   -------------      ------------

OTHER ASSETS                                                              85,041           109,977
                                                                   -------------      ------------

TOTAL ASSETS                                                       $   8,196,618     $   8,337,940
                                                                   =============     =============

              L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                         $     288,900     $     291,571
  Accrued liabilities                                                    537,120           555,363
  Notes payable                                                            5,893            63,747
  Taxes payable                                                          163,140           168,927
  Current maturities of long-term debt                                   129,790           121,806
                                                                   -------------      ------------
               Total current liabilities                               1,124,843         1,201,414
                                                                   -------------      ------------

LONG-TERM DEBT                                                         3,009,187         3,154,235
                                                                   -------------      ------------

CAPITALIZED LEASE OBLIGATIONS                                             83,590            80,928
                                                                   -------------      ------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                  577,990           547,537
  Other                                                                  254,166           254,197
                                                                   -------------      ------------
               Total deferred liabilities and credits                    832,156           801,734
                                                                   -------------      ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series               --                --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 92,992,755 shares at March 31, 1995;
        92,995,755 shares at December 31, 1994                            92,993            92,996
  Capital in excess of par value                                         743,404           743,537
  Retained earnings                                                    2,478,482         2,467,267
  Equity adjustment from foreign currency translation                   (168,037)         (204,171)
                                                                   -------------      ------------
               Total stockholders' equity                              3,146,842         3,099,629
                                                                   -------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   8,196,618     $   8,337,940
                                                                   =============     =============


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                          Three Months Ended March 31
                                 (in thousands)

                                                                                   1995            1994
                                                                              ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $     25,162     $    83,656
  Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation, depletion, amortization and lease impairment               218,123         242,670
          Exploratory dry hole costs                                                39,994          39,559
          Changes in operating assets and liabilities                               84,293          81,549
          Deferred income taxes and other items                                     25,538          31,681
                                                                              ------------     -----------

               Net cash provided by operating activities                           393,110         479,115
                                                                              ------------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                            (156,531)       (131,082)
  Other                                                                            (21,458)          1,906
                                                                              ------------     -----------

               Net cash used in investing activities                              (177,989)       (129,176)
                                                                              ------------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in notes payable                                                        (57,974)        (89,900)
  Long-term borrowings                                                            - -               65,929
  Repayment of long-term debt                                                     (147,022)       (293,768)
  Cash dividends paid                                                              (27,895)        (27,838)
                                                                              ------------     -----------

               Net cash used in financing activities                              (232,891)       (345,577)
                                                                              ------------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              2,441             309
                                                                              ------------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (15,329)          4,671

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      53,135          79,635
                                                                              ------------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     37,806     $    84,306
                                                                              ============     ===========









          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 1  -    The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at March 31, 1995 and December 31, 1994, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March
             31, 1995 and 1994. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

             Certain notes and other information have been condensed or omitted from these interim financial statements. Such statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 1994 Annual Report to Stockholders, which have been incorporated by reference in the Corporation's Form 10-K for the year ended December 31, 1994.

Note 2  -    Inventories consist of the following:

                                                                        March 31,            December 31,
                                                                          1995                   1994
                                                                       -----------           ------------
                 Crude oil and other charge stocks                      $ 258,111              $ 250,291
                 Refined and other finished products                      468,837                582,696
                 Materials and supplies                                   114,206                112,648
                                                                        ---------              ---------
                     Total inventories                                  $ 841,154              $ 945,635
                                                                        =========              =========


Note 3  -    The provision for income taxes consisted of the following:

                                                                                Three months
                                                                               ended March 31
                                                                      ---------------------------------
                                                                         1995                  1994
                                                                      -----------           -----------
                 Current                                               $   58,904            $   32,280
                 Deferred                                                  28,106                27,214
                                                                       ----------            ----------
                     Total                                             $   87,010            $   59,494
                                                                       ==========            ==========


Note 4  -    Foreign currency exchange transactions, reflected in selling, general and administrative expenses, amounted to losses of $3,567 and $2,053, respectively, for the three-month periods ended March
             31, 1995 and 1994. The net effect, after applicable income taxes, amounted to losses of $1,039 and $1,792, respectively, for the three-month periods ended March 31, 1995 and 1994.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 5 - The Corporation uses futures, forward, option and swap contracts to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net unrealized losses on the Corporation's petroleum hedging activities were approximately $18,000 at March 31, 1995.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


             RESULTS OF OPERATIONS

                   Net income for the first quarter of 1995 amounted to $25
             million ($.27 per share) compared with net income of $84 million ($.90 per share) for the first quarter of 1994. Net income for the first quarter of 1995 includes income of $44 million ($.47 per share) from the refund of windfall profits taxes applicable to the years 1981 through 1986 and related interest.

                   Following is a summary of net income by major operating
             activity (in millions):

                                                                                Three months
                                                                               ended March 31
                                                                             -------------------
                                                                              1995         1994
                                                                             ------       ------
                   Exploration and production                                $   91       $   44
                   Refining and marketing                                       (15)          76
                   Corporate administration,
                     including interest expense,
                     and other operating activities                             (51)         (36)
                                                                             ------       ------
                               Total                                         $   25       $   84
                                                                             ======       ======


                   Excluding the tax refund referred to above, earnings from
             exploration and production activities increased by $3 million in the first quarter of 1995 compared with the corresponding period of 1994. The Corporation's average selling prices, including the effects of hedging, were as follows:

                                                                                Three months
                                                                               ended March 31
                                                                             -------------------
                                                                              1995         1994
                                                                             ------       ------
                   Crude oil and natural gas liquids
                     (per barrel)
                        United States                                        $16.04       $15.17
                        Foreign                                               16.85        14.80

                   Natural gas (per Mcf)
                        United States                                          1.71         2.33
                        Foreign                                                1.74         1.77

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   The Corporation's net daily worldwide production was as
             follows:

                                                                                 Three months
                                                                                ended March 31
                                                                             ----------------------
                                                                               1995         1994
                                                                             --------     ---------
                   Crude oil and natural gas liquids
                     (barrels per day)
                        United States                                         63,838         70,412
                        Foreign                                              188,739        185,487
                                                                             -------      ---------
                             Total                                           252,577        255,899
                                                                             =======      =========

                   Natural gas (Mcf per day)
                        United States                                        405,351        492,033
                        Foreign                                              519,141        515,067
                                                                             -------      ---------
                             Total                                           924,492      1,007,100
                                                                             =======      =========


                   The benefit of higher worldwide crude oil selling prices in the first quarter of 1995 was partially offset by lower natural gas selling prices in the United States and Canada. Domestic production of crude oil and natural gas was lower, principally because of natural field decline. In the first quarter of 1995, depreciation, depletion and amortization charges were lower for United States exploration and production, reflecting lower production volumes and positive oil and gas reserve revisions at year-end. Exploration expenses were lower in the United States, but the reduction was more than offset by increased foreign exploration activity. The Corporation's exploration and production earnings will continue to be affected by volatility in the selling prices of crude oil and natural gas.

                   Refining and marketing operations had a loss of $15 million in the first quarter of 1995 compared with income of $76 million in the first quarter of 1994. The decrease was due to lower refined product margins, as average selling prices in the first quarter of 1995 approximated the 1994 level, but the cost of crude oil increased. The margins on gasolines improved slightly in the first quarter of 1995; however, this improvement was more than offset by lower margins on distillates and residual fuel oils. Results in the first quarter of 1994 benefited from a colder winter than was experienced in 1995. Income taxes were not provided on a substantial portion of the first quarter 1994 refining and marketing income because of the utilization of a net operating loss carryforward of a refining subsidiary. Total refined product sales volumes amounted to 49 million barrels in the first quarter of 1995, approximately the same as in 1994.

                   Refining and marketing earnings will continue to be affected by competitive industry conditions and supply and demand factors, including the effects of weather.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   Corporate administration, including interest expense, and
             other operating activities (principally transportation), had net expenses of $51 million in the first quarter of 1995 compared with $36 million in the first quarter of 1994. The increase in 1995 was due in part to increased interest expense, reflecting higher interest rates, although debt has been reduced. The first quarter of 1994 included the reversal into income of costs accrued for future maintenance on a ship that was sold early in 1994.

                   Sales and other operating revenues in the first quarter of
             1995 amounted to $1,892 million, an increase of $35 million from the corresponding period of 1994. The increase was primarily due to higher crude oil selling prices. Non-operating revenues increased in the first quarter of 1995 largely reflecting the refund of windfall profits taxes and related interest of $67 million (before income tax effect).


             LIQUIDITY AND CAPITAL RESOURCES


                   Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $393 million in the first quarter of 1995 compared with $479 million in the first quarter of 1994. The decrease was primarily due to lower operating results. Cash provided by operating activities exceeded capital expenditures of $157 million and $131 million in the first quarter of 1995 and 1994, respectively. The excess cash flow in the first quarter of each year was used principally to repay debt.

                   Total debt was $3,145 million at March 31, 1995 compared
             with $3,340 million at December 31, 1994. The debt to total capitalization ratio decreased to 50% at March 31, 1995 from 52% at year-end 1994. The Corporation anticipates that debt will be reduced further in 1995, but the reduction in the first quarter, which included the tax refund referred to above, may not be indicative of the change to be expected for the full year.

                   At March 31, 1995, the Corporation had additional borrowing capacity available under existing revolving credit agreements of $697 million and additional unused lines of credit under uncommitted arrangements with banks of $716 million.

                   In the first quarter of 1995, the Corporation exchanged its
             48% common stock interest in Pict Petroleum plc for an interest in Premier Consolidated Oilfields plc ("Premier"), another United Kingdom independent oil and gas company. The Corporation also purchased additional shares in Premier for $31 million, bringing its total equity interest to 25%.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   The Corporation uses futures, forward, option and swap
             contracts, generally with maturities of one year or less, to reduce the effects of fluctuations in the prices of crude oil, natural gas and refined products. These instruments are used to set the selling and purchase prices of crude oil, natural gas and refined products and the related gains or losses are an integral part of the Corporation's selling prices and costs. At March 31, 1995, the Corporation had open hedge positions on approximately 35% of its estimated worldwide crude oil production over the next twelve months and option contracts, providing varying degrees of protection against declines in market prices, covering an additional 5% of crude oil production. The Corporation also had open contracts equal to approximately 50% of its estimated United States and Canadian natural gas production over the next twelve months and option contracts providing varying degrees of price protection, covering approximately 15% of its natural gas production. The Corporation had hedges covering approximately 40% of its refining and marketing inventories and had additional short positions, principally crack spreads, approximating 10% of refined products to be manufactured in the next twelve months. As market conditions change, the Corporation will adjust its hedging positions.

                   Capital expenditures in the first quarter of 1995 amounted to $157 million compared with $131 million in the corresponding period of 1994. Capital expenditures for exploration and production activities were $143 million in the first quarter of 1995 compared with $114 million in the first three months of 1994.

                   Capital expenditures for the remainder of 1995 are currently expected to be approximately $550 million. It is anticipated that these expenditures will be financed by internally generated funds.

                          PART II - OTHER INFORMATION




ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

                         None

             (b)  Reports on Form 8-K

                         The Registrant filed no report on Form 8-K during the three months ended March 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERADA HESS CORPORATION
                                        (REGISTRANT)





                                        By s/s John B. Hess
                                           ---------------------------------
                                           JOHN B. HESS
                                           CHAIRMAN OF THE BOARD AND
                                           CHIEF EXECUTIVE OFFICER




                                        By s/s John Y. Schreyer
                                           ---------------------------------
                                           JOHN Y. SCHREYER
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER





Date:  May 9, 1995

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule