Form 10-Q
period 1995-06-30
AMERADA HESS CORP
filed 1995-08-14
CIK 4447

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-Q

       /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended June 30, 1995

                                      or

      / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

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

    At June 30, 1995, 93,002,755 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                     (in thousands, except per share data)




                                                            Three Months                       Six Months
                                                            Ended June 30                     Ended June 30
                                                       -----------------------           -------------------------
                                                         1995           1994               1995             1994
                                                       --------       --------           --------        ---------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                          $ 1,773,326   $ 1,488,226      $   3,665,537   $    3,345,854
  Interest and other non-operating revenues                  4,723         7,688             90,846           19,286
                                                       -----------   -----------      -------------   --------------
               Total revenues                            1,778,049     1,495,914          3,756,383        3,365,140
                                                       -----------   -----------      -------------   --------------

COSTS AND EXPENSES
  Cost of products sold and operating expenses           1,268,006       995,959          2,631,881        2,201,587
  Exploration expenses, including dry holes                 77,139        62,516            141,887          122,374

  Selling, general and administrative expenses             149,395       139,353            303,860          296,707
  Interest expense                                          63,026        59,728            127,977          120,294
  Depreciation, depletion and amortization                 202,210       222,171            410,013          452,040

  Lease impairment                                           9,393        12,733             19,713           25,534
  Provision for income taxes                                49,099        20,185            136,109           79,679
                                                       -----------   -----------      -------------   --------------
               Total costs and expenses                  1,818,268     1,512,645          3,771,440        3,298,215
                                                       -----------   -----------      -------------   --------------

NET INCOME (LOSS)                                      $   (40,219)  $   (16,731)     $     (15,057)  $       66,925
                                                       ===========   ===========      =============   ==============

NET INCOME (LOSS) PER SHARE                            $     (0.43)  $     (0.18)     $       (0.16)  $         0.72
                                                       ===========   ===========      =============   ==============

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                                  92,995        93,005             92,995           92,947

COMMON STOCK DIVIDENDS PER SHARE                       $       .15   $       .15      $         .30   $          .30





          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)

                                  A S S E T S

                                                                     June 30,            December 31,
                                                                       1995                 1994
                                                                   ------------       ----------------
CURRENT ASSETS
  Cash and cash equivalents                                       $      48,322     $         53,135
  Accounts receivable                                                   564,867              570,525
  Inventories                                                           926,679              945,635
  Prepaid expenses                                                      112,627              152,366
                                                                  -------------     ----------------
               Total current assets                                   1,652,495            1,721,661
                                                                  -------------     ----------------
INVESTMENTS AND ADVANCES                                                176,857              140,300
                                                                  -------------     ----------------
PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                    14,603,293           14,304,826
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                8,375,159            7,938,824
                                                                  -------------     ----------------
               Property, plant and equipment - net                    6,228,134            6,366,002
                                                                  -------------     ----------------
OTHER ASSETS                                                             89,281              109,977
                                                                  -------------     ----------------
TOTAL ASSETS                                                      $   8,146,767     $      8,337,940
                                                                  =============     ================

                      L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                        $     338,902     $        291,571
  Accrued liabilities                                                   586,481              555,363
  Notes payable                                                          11,800               63,747
  Taxes payable                                                         193,510              168,927
  Current maturities of long-term debt                                  136,689              121,806
                                                                  -------------     ----------------
               Total current liabilities                              1,267,382            1,201,414
                                                                  -------------     ----------------
LONG-TERM DEBT                                                        2,873,692            3,154,235
                                                                  -------------     ----------------
CAPITALIZED LEASE OBLIGATIONS                                            74,453               80,928
                                                                  -------------     ----------------
DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                 594,612              547,537
  Other                                                                 249,839              254,197
                                                                  -------------     ----------------
               Total deferred liabilities and credits                   844,451              801,734
                                                                  -------------     ----------------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series              - -                  - -
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 93,002,755 shares at June 30, 1995;
        92,995,755 shares at December 31, 1994                           93,003               92,996
  Capital in excess of par value                                        743,841              743,537
  Retained earnings                                                   2,424,311            2,467,267
  Equity adjustment from foreign currency translation                  (174,366)            (204,171)
                                                                  -------------     ----------------
               Total stockholders' equity                             3,086,789            3,099,629
                                                                  -------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   8,146,767     $      8,337,940
                                                                  =============     ================

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                            Six Months Ended June 30
                                 (in thousands)



                                                                                        1995              1994
                                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                               $      (15,057)    $      66,925
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion, amortization and lease impairment                     429,726           477,574
          Exploratory dry hole costs                                                      83,720            75,778
          Changes in operating assets and liabilities                                    185,472            (6,729)
          Deferred income taxes and other items                                           32,170            37,281
                                                                                  --------------     -------------
               Net cash provided by operating activities                                 716,031           650,829
                                                                                  --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                  (332,761)         (259,391)
  Other                                                                                  (18,459)           10,082
                                                                                  --------------     -------------
               Net cash used in investing activities                                    (351,220)         (249,309)
                                                                                  --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in notes payable                                                              (51,941)         (114,900)
  Long-term borrowings                                                                    25,000           218,046
  Repayment of long-term debt and capitalized lease obligations                         (304,113)         (509,921)
  Cash dividends paid                                                                    (41,847)          (41,770)
                                                                                  --------------     -------------
               Net cash used in financing activities                                    (372,901)         (448,545)
                                                                                  --------------     -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    3,277             2,202
                                                                                  --------------     -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (4,813)          (44,823)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            53,135            79,635
                                                                                  --------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $       48,322     $      34,812
                                                                                  ==============     =============


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 1  -    The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at June 30, 1995 and December 31, 1994, and the consolidated results of operations for the three and six-month periods ended June 30, 1995 and 1994 and the consolidated cash flows for the six month periods ended June 30, 1995 and 1994. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

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

Note 2  -    Inventories consist of the following:

                                                                         June 30,            December 31,
                                                                          1995                   1994
                                                                       -----------           -----------
                 Crude oil and other charge stocks                      $ 311,780              $ 250,291
                 Refined and other finished products                      501,354                582,696
                 Materials and supplies                                   113,545                112,648
                                                                        ---------              ---------
                     Total inventories                                  $ 926,679              $ 945,635
                                                                        =========              =========


Note 3  -    The provision for income taxes consisted of the following:

                                          Three months                                  Six months
                                          ended June 30                                ended June 30
                                  ------------------------------              ------------------------------
                                     1995               1994                     1995               1994
                                  -----------        -----------              -----------        -----------
                 Current           $   36,934         $   16,425               $  95,838         $   48,705
                 Deferred              12,165              3,760                  40,271             30,974
                                   ----------         ----------               ---------         ----------
                     Total         $   49,099         $   20,185               $ 136,109         $   79,679
                                   ==========         ==========               =========         ==========


Note 4  -    The net effect of foreign currency exchange transactions, after applicable income taxes, amounted to gains of $2,533 and $1,494, respectively, for the three and six-month periods ended June 30, 1995, compared to losses of $328 and $2,120 for the corresponding periods of 1994.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 5 - The Corporation uses futures, forward, option and swap contracts to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net unrealized gains on the Corporation's petroleum hedging activities were approximately $48,000 at June 30, 1995.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


             RESULTS OF OPERATIONS

                   The results of operations for the second quarter of 1995
             amounted to a net loss of $40 million ($.43 per share) compared with a net loss of $17 million ($.18 per share) in the second quarter of 1994. In the first half of 1995, the Corporation had a net loss of $15 million ($.16 per share) compared with net income of $67 million ($.72 per share) in the first half of 1994.

                   The results for the first half of 1995 include income of $44 million ($.47 per share) from the refund of windfall profits taxes applicable to the years 1981 through 1986 and related interest.

                   Following is a summary of net income by major operating
             activity (in millions):

                                                        Three months                        Six months
                                                        ended June 30                     ended June 30
                                                     --------------------              ---------------------
                                                    1995             1994             1995             1994
                                                   ------           ------           ------           ------
             Exploration and production              $    10        $    23          $   101          $    67
             Refining and marketing                        3              8              (12)              84
             Corporate administration,
               including interest expense,
               and other operating activities            (53)           (48)            (104)             (84)
                                                     -------        -------          -------          -------
                           Total                     $   (40)       $   (17)         $   (15)         $    67
                                                     =======        =======          =======          =======


                   Earnings from exploration and production activities
             decreased by $13 million in the second quarter of 1995 and $10 million in the first half of 1995 (excluding the tax refund referred to above) compared with the corresponding periods of 1994. Crude oil selling prices were higher in 1995 than in 1994, but natural gas selling prices decreased. The Corporation's average selling prices, including the effects of hedging, were as follows:

                                                             Three months              Six months
                                                             ended June 30            ended June 30
                                                          -----------------        ------------------
                                                           1995       1994          1995         1994
                                                          ------     ------        ------       ------
             Crude oil and natural gas liquids
               (per barrel)
                  United States                           $15.83     $15.16         $15.94       $15.16
                  Foreign                                  17.66      16.30          17.26        15.53

             Natural gas (per Mcf)
                  United States                             1.59       1.87           1.65         2.10
                  Foreign                                   1.51       1.74           1.64         1.76

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   The Corporation's net daily worldwide production was as
             follows:

                                                                    Three months                    Six months
                                                                     ended June 30                 ended June 30
                                                               ------------------------      ------------------------
                                                                 1995            1994          1995            1994
                                                               --------        --------      ---------       --------
             Crude oil and natural gas liquids
               (barrels per day)
                  United States                                 64,301          70,044          64,071          70,227
                  Foreign                                      174,169         187,209         181,415         186,351
                                                               -------       ---------       ---------       ---------
                       Total                                   238,470         257,253         245,486         256,578
                                                               =======       =========       =========       =========

             Natural gas (Mcf per day)
                  United States                                411,121          449,345        408,252         470,571
                  Foreign                                      438,314          372,899        478,504         443,589
                                                               -------       ----------      ---------       ---------
                       Total                                   849,435          822,244        886,756         914,160
                                                               =======       ==========      =========       =========

                   United States crude oil and natural gas production was lower in 1995, principally reflecting natural decline. Foreign crude oil production was lower in the second quarter of 1995, because of scheduled maintenance in the United Kingdom North Sea. The increase in foreign natural gas production in the second quarter of 1995 largely reflects increased deliverability in Canada.

                   Depreciation, depletion and amortization expense was lower in the second quarter and first half of 1995 compared to the comparable periods of the prior year, reflecting lower United States production volumes and positive oil and gas reserve revisions. Exploration expenses, including dry holes, were higher in the second quarter of 1995 due primarily to increased activity in the United Kingdom. Exploration expenses for the first half of 1995 increased over 1994 because of the increased activity in the United Kingdom and new exploration activity in Denmark, partially offset by reduced United States expenses. The overall effective income tax rate on exploration and production earnings continued to be high, principally reflecting the effect of the Petroleum Revenue Tax in the United Kingdom and the Special Tax in Norway. Future exploration and production earnings will be affected by changes in crude oil and natural gas selling prices, differing income tax rates in the various countries in which the Company operates and other factors.

                   Refining and marketing operations had income of $3 million in the second quarter of 1995 compared with $8 million in the
             second quarter of 1994.    While average refined product selling
             prices increased in the second quarter of 1995 compared with the second quarter of 1994, the cost of crude oil and purchased refined products also increased. In periods of price volatility, movements in the selling prices of refined products may not correspond with movements in the Company's cost of crude oil and other charge stocks. These conditions, which existed in the second quarters of 1995 and 1994, contributed to the earnings decrease.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   In the first half of 1995, refining and marketing operations had a loss of $12 million compared with income of $84 million in the corresponding period of 1994. Cold winter weather in the first half of 1994 resulted in more favorable margins on distillates and residual fuel oil than in 1995. Income taxes were not provided in either period on the earnings of a refining subsidiary that has a net operating loss carryforward. Refined product sales volumes amounted to 92 million barrels in the first half of 1995 compared with 87 million barrels in the corresponding period of 1994. The increase was due to higher sales volumes of gasoline, reflecting increased production from the fluid catalytic cracking unit in the Virgin Islands. Refining and marketing earnings will continue to be affected by competitive industry conditions which impact refined product margins.

                   Corporate administration, including interest expense, and
             other operating activities (principally transportation), had net expenses of $53 million and $104 million in the second quarter and first half of 1995, respectively, compared with $48 million and $84 million in the corresponding periods of 1994. The increase in 1995 is due in part to higher interest expense, reflecting higher interest rates, although debt has been reduced. Corporate expenses in 1995 also reflect an increased effective income tax rate related to the impact of foreign source earnings on United States taxes.

                   Sales and other operating revenues in the second quarter and first half of 1995 increased by 19% and 10%, respectively, compared with the corresponding periods of 1994. The increases are primarily due to higher sales volumes and selling prices of gasoline. Non-operating revenue in the first half of 1995 includes the refund of windfall profits taxes and related interest totaling $67 million (before income tax effect). Selling, general and administrative expenses increased by approximately $10 million in the second quarter of 1995 compared with the second quarter of 1994. The increase was primarily in exploration and production units.

             LIQUIDITY AND CAPITAL RESOURCES


                   Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $716 million in the first half of 1995 compared with $651 million in the first half of 1994. The increase was due to changes in working capital components, partially offset by lower operating results. Cash provided by operating activities exceeded capital expenditures of $333 million and $259 million in the first half of 1995 and 1994, respectively. The excess cash flow in each period was used principally to repay debt.

                   Total debt was $3,022 million at June 30, 1995 compared with
             $3,340 million at December 31, 1994. The debt to total capitalization ratio decreased to 49.5% at June 30, 1995 from nearly 52% at year-end 1994.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   At June 30, 1995, the Corporation had additional borrowing capacity available under existing revolving credit agreements of $764 million and additional unused lines of credit under uncommitted arrangements with banks of $710 million.

                   The Corporation uses futures, forward, option and swap
             contracts to reduce the effects of fluctuations in the prices of crude oil, natural gas and refined products. These instruments are used to set the selling and purchase prices of crude oil, natural gas and refined products and the related gains or losses are an integral part of the Corporation's selling prices and costs. At June 30, 1995, the Corporation had open hedge positions on approximately 25% of its estimated worldwide crude oil production over the next eighteen months. In certain circumstances, hedge counterparties may elect to purchase up to an additional 15% of this production. In addition, the Corporation had open option contracts, providing varying degrees of protection against declines in market prices, covering 5% of crude oil production. The Corporation also had open contracts equal to approximately 5% of its estimated United States and Canadian natural gas production over the next twelve months and option contracts providing varying degrees of price protection, covering approximately 10% of its natural gas production. The Corporation had hedges covering approximately 35% of its refining and marketing inventories and had additional short positions, principally crack spreads, approximating 10% of refined products to be manufactured in the next twelve months. As market conditions change, the Corporation will adjust its hedging positions.

                   Capital expenditures in the first half of 1995 amounted to
             $333 million compared with $259 million in the corresponding period of 1994. Capital expenditures for exploration and production activities were $299 million in the first half of 1995 compared with $229 million in the first six months of 1994.

                   Capital expenditures for the remainder of 1995 are currently expected to be approximately $370 million. It is anticipated that these expenditures will be financed by internally generated funds.

                          PART II - OTHER INFORMATION



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                   The Annual Meeting of Stockholders of the Registrant was
             held on May 3, 1995. The Inspectors of Election reported that 78,449,101 shares of Common Stock of the Registrant were represented in person or by proxy at the meeting, constituting 84% of the votes entitled to be cast. At the meeting, stockholders voted upon the election of six nominees for the Board of Directors for the three year term expiring in 1998 and upon the ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ended December 31, 1995.

                   With respect to the election of directors, the inspectors of election reported as follows:

                                                                         Authority to Vote
             Name of Nominee               Vote for Nominee             Withheld for Nominee
             ---------------               ----------------             --------------------
             Marco B. Bianchi                  77,204,531                    1,244,570
             Nicholas F. Brady                 77,277,437                    1,171,664
             J. Barclay Collins                77,207,412                    1,241,689
             Leon Hess                         77,186,208                    1,262,893
             Thomas H. Kean                    77,277,908                    1,171,193
             H. W. McCollum                    77,266,403                    1,182,698

                   The inspectors further reported that 78,314,517 votes were cast for the ratification of the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1995, 65,064 votes were cast against said ratification and holders of 69,520 votes abstained.

                   There were no broker non-votes with respect to either the
             election of directors or the ratification of the selection of independent auditors.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

                   None

             (b)  Reports on Form 8-K

                  The Registrant filed no report on Form 8-K during the three months ended June 30, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERADA HESS CORPORATION
                                         (REGISTRANT)





                                         By /s/ John B. Hess
                                            JOHN B. HESS
                                            CHAIRMAN OF THE BOARD AND
                                            CHIEF EXECUTIVE OFFICER




                                         By /s/ John Y. Schreyer
                                            JOHN Y. SCHREYER
                                            EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER





Date:  August 10, 1995

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule