Form 10-Q
period 1995-09-30
AMERADA HESS CORP
filed 1995-11-14
CIK 4447

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            -----------------------

                                   FORM 10-Q

             /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1995

                                       or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 1-1204

                            -----------------------

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

     (Registrant's telephone number, including area code is (212) 997-8500)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        Yes   X       No
                                                              -----        -----

   At September 30, 1995, 93,008,755 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                      (in thousands, except per share data)

                                                        THREE MONTHS                 NINE MONTHS
                                                     ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                                 --------------------------    --------------------------
                                                     1995          1994           1995           1994
                                                 -----------    -----------    -----------    -----------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                    $ 1,641,904    $ 1,494,042    $ 5,307,441    $ 4,839,896
  Interest and other non-operating revenues           21,349         51,042        112,195         70,328
                                                 -----------    -----------    -----------    -----------

               Total revenues                      1,663,253      1,545,084      5,419,636      4,910,224
                                                 -----------    -----------    -----------    -----------


COSTS AND EXPENSES
  Cost of products sold and operating expenses     1,200,956      1,024,745      3,832,837      3,226,332
  Exploration expenses, including dry holes           82,379         62,168        224,266        184,542

  Selling, general and administrative expenses       170,579        144,357        474,439        441,064
  Interest expense                                    58,879         62,127        186,856        182,421
  Depreciation, depletion and amortization           207,865        207,753        617,878        659,793

  Lease impairment                                    10,738         11,305         30,451         36,839
  Provision for income taxes                          36,440         34,541        172,549        114,220
                                                 -----------    -----------    -----------    -----------

               Total costs and expenses            1,767,836      1,546,996      5,539,276      4,845,211
                                                 -----------    -----------    -----------    -----------


NET INCOME (LOSS)                                $  (104,583)   $    (1,912)   $  (119,640)   $    65,013
                                                 ===========    ===========    ===========    ===========


NET INCOME (LOSS) PER SHARE                      $     (1.13)   $     (0.02)   $     (1.29)   $      0.70
                                                 ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                            93,007         92,994         92,999         92,961

COMMON STOCK DIVIDENDS PER SHARE                 $       .15    $       .15    $       .45    $       .45





          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)

                                     ASSETS


                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1995            1994
                                                             -------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                  $     88,720    $     53,135
  Accounts receivable                                             675,905         570,525
  Inventories                                                     930,066         945,635
  Prepaid expenses                                                172,107         152,366
                                                             ------------    ------------
               Total current assets                             1,866,798       1,721,661
                                                             ------------    ------------

INVESTMENTS AND ADVANCES                                          180,113         140,300
                                                             ------------    ------------

PROPERTY, PLANT AND EQUIPMENT

  Total - at cost                                              14,619,517      14,304,826
  Less reserves for depreciation, depletion,
     amortization and lease impairment                          8,510,440       7,938,824
                                                             ------------    ------------
               Property, plant and equipment - net              6,109,077       6,366,002
                                                             ------------    ------------

OTHER ASSETS                                                       96,906         109,977
                                                             ------------    ------------

TOTAL ASSETS                                                 $  8,252,894    $  8,337,940
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                   $    484,381    $    291,571
  Accrued liabilities                                             607,320         555,363
  Notes payable                                                   130,000          63,747
  Taxes payable                                                   202,977         168,927
  Current maturities of long-term debt                            103,950         121,806
                                                             ------------    ------------
               Total current liabilities                        1,528,628       1,201,414
                                                             ------------    ------------

LONG-TERM DEBT                                                  2,793,353       3,154,235
                                                             ------------    ------------

CAPITALIZED LEASE OBLIGATIONS                                      74,009          80,928
                                                             ------------    ------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                           627,904         547,537
  Other                                                           260,676         254,197
                                                             ------------    ------------
               Total deferred liabilities and credits             888,580         801,734
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series           --              --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 93,008,755 shares at September 30, 1995;
        92,995,755 shares at December 31, 1994                     93,009          92,996
  Capital in excess of par value                                  744,138         743,537
  Retained earnings                                             2,305,785       2,467,267
  Equity adjustment from foreign currency translation            (174,608)       (204,171)
                                                             ------------    ------------
               Total stockholders' equity                       2,968,324       3,099,629
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  8,252,894    $  8,337,940
                                                             ============    ============



          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                         Nine Months Ended September 30
                                 (in thousands)


                                                                          1995        1994
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(119,640)   $  65,013
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion, amortization and lease impairment     648,329      696,632
          Exploratory dry hole costs                                     133,308      113,023
          Changes in operating assets and liabilities                    198,024     (173,961)
          Deferred income taxes and other items                           60,003      (27,245)
                                                                       ---------    ---------

               Net cash provided by operating activities                 920,024      673,462
                                                                       ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (509,607)    (398,295)
  Other                                                                    3,120       53,443
                                                                       ---------    ---------
               Net cash used in investing activities                    (506,487)    (344,852)
                                                                       ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                                    66,247     (101,900)
  Long-term borrowings                                                    92,808      266,795
  Repayment of long-term debt and capitalized lease obligations         (484,990)    (483,760)
  Cash dividends paid                                                    (55,790)     (55,712)
                                                                       ---------    ---------
               Net cash used in financing activities                    (381,725)    (374,577)
                                                                       ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    3,773        2,698
                                                                       ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      35,585      (43,269)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            53,135       79,635
                                                                       ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  88,720    $  36,366
                                                                       =========    =========


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

Note 1  -    The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at September 30, 1995 and December 31, 1994, and the consolidated results of operations for the three and nine-month periods ended September 30, 1995 and 1994 and the consolidated cash flows for the nine-month periods ended September 30, 1995 and 1994.
             The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Note 2 -     Inventories consist of the following:

                                                                             September 30,     December 31,
                                                                                 1995              1994
                                                                             -------------     ------------
                 Crude oil and other charge stocks                             $ 335,859          $ 250,291
                 Refined and other finished products                             472,565            582,696
                 Materials and supplies                                          121,642            112,648
                                                                               ---------          ---------
                     Total inventories                                         $ 930,066          $ 945,635
                                                                               =========          =========




Note 3  -    The provision for income taxes consisted of the following:


                                          Three months                                 Nine months
                                        ended September 30                          ended September 30
                                   -----------------------------               ----------------------------
                                      1995               1994                     1995               1994
                                   ----------         ----------               ---------          ---------
                 Current           $   11,362         $   49,770               $ 107,200         $   98,475
                 Deferred              25,078            (15,229)                 65,349             15,745
                                   ----------         ----------               ---------          ---------
                     Total         $   36,440         $   34,541               $ 172,549          $ 114,220
                                   ==========         ==========               =========          =========


Note 4 - The net effect of foreign currency exchange transactions, after applicable income taxes, amounted to a loss of $1,135 and a gain of $359, respectively, for the three and nine-month periods ended September 30, 1995, compared to losses of $1,242 and $3,362 for the corresponding periods of 1994.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

Note 5 - The Corporation uses futures, forward, option and swap contracts to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net unrealized gains on the Corporation's petroleum hedging activities were approximately $70,000 at September 30, 1995.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

             RESULTS OF OPERATIONS

                   The results of operations for the third quarter of 1995
             amounted to a net loss of $105 million ($1.13 per share) compared with a net loss of $2 million ($.02 per share) in the third quarter of 1994. In the first nine months of 1995, the Corporation had a net loss of $120 million ($1.29 per share) compared with net income of $65 million ($.70 per share) in the first nine months of 1994.

                   The results for the third quarter of 1995 include charges in connection with damage and unrecovered costs associated with Hurricane Marilyn of $19 million ($.21 per share) and staff reduction costs amounting to $14 million ($.15 per share). Third quarter 1995 results also include income of $8 million ($.08 per share) resulting from a business interruption insurance recovery by a foreign exploration and production subsidiary. In the third quarter of 1994, the Corporation recorded a gain of $41 million ($.44 per share) from the sale of an interest in an undeveloped United Kingdom North Sea natural gas field. The results for the first nine months of 1995 include income of $44 million ($.47 per share) from the refund of windfall profits taxes and related interest.

                   Following is a summary of net income by major operating
             activity (in millions):



                                                 Three months           Nine months
                                              ended September 30      ended September 30
                                              ------------------      ------------------
                                                 1995     1994           1995     1994
                                                -----    -----          -----    -----
             Exploration and production         $  17    $  65          $ 119    $ 132
             Refining and marketing               (56)     (14)           (68)      70
             Corporate administration,
               including interest expense,
               and other operating activities     (66)     (53)          (171)    (137)
                                                -----    -----          -----    -----
                           Total                $(105)   $  (2)         $(120)   $  65
                                                =====    =====          =====    =====

                   Excluding special items, earnings from exploration and
             production activities decreased by $15 million in the third quarter and $24 million in the first nine months of 1995. These decreases were primarily due to lower natural gas selling prices in the United States and Canada and higher exploration expenses, principally in the United Kingdom and Denmark.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   The Corporation's average selling prices, including the
             effects of hedging, were as follows:


                                       Three months           Nine months
                                     ended September 30    ended September 30
                                    -------------------   -------------------
                                      1995       1994       1995       1994
                                    --------   --------   --------   --------
Crude oil and natural gas liquids
  (per barrel)
     United States                  $  15.85   $  15.45   $  15.91   $  15.25
     Foreign                           16.30      16.20      16.93      15.76

Natural gas (per Mcf)
     United States                      1.55       1.82       1.62       2.02
     Foreign                            1.46       1.72       1.58       1.75



        The Corporation's net daily worldwide production was as follows:


                                       Three months          Nine months
                                    ended September 30    ended September 30
                                      1995      1994        1995       1994
                                    -------    -------    -------    -------
Crude oil and natural gas liquids
  (barrels per day)
     United States                    61,452     66,013     63,188     68,807
     Foreign                         202,309    167,630    188,456    180,928
                                     -------    -------    -------    -------
          Total                      263,761    233,643    251,644    249,735
                                     =======    =======    =======    =======

Natural gas (Mcf per day)
     United States                   389,261    384,858    401,852    441,686
     Foreign                         399,025    321,793    451,720    402,545
                                     -------    -------    -------    -------
          Total                      788,286    706,651    853,572    844,231
                                     =======    =======    =======    =======





                   United States crude oil production was lower in 1995,
             principally reflecting natural field decline. The increase in foreign crude oil production in the third quarter of 1995 reflects the commencement of production from the Fife Field in the United Kingdom and higher production from the Scott Field, from which production was reduced in the third quarter of 1994 due to scheduled maintenance. United States natural gas production was lower in the nine months ended September 30, 1995 but was more than offset by increased production in the United Kingdom and Canada.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   In the first nine months of 1995, depreciation, depletion and amortization charges were lower than in 1994, reflecting reduced United States production volumes and positive oil and gas reserve revisions. In the third quarter of 1995, depreciation and related charges were comparable to the 1994 level as lower charges in the United States were offset by increased United Kingdom expenses, resulting from higher production volumes. Exploration expenses in the third quarter and nine months of 1995 were higher than in the 1994 periods due to increased activity in the United Kingdom and new exploration in Denmark, partially offset by reduced United States expenses. The overall effective income tax rate on exploration and production earnings continued to be high, principally reflecting the effect of the Petroleum Revenue Tax on certain fields in the United Kingdom. Future exploration and production earnings will be affected by changes in crude oil and natural gas selling prices, the level of exploration spending, income tax rates in the various countries in which the Company operates and other factors.

                   Excluding the charge of $19 million for costs associated with the hurricane, refining and marketing operations had a loss of $37 million in the third quarter of 1995 compared with a loss of $14 million in the third quarter of 1994. In the third quarter of 1995, refined product margins were negatively impacted by average selling prices, which declined throughout the quarter, while the cost of crude oil processed during the period increased.

                   In the first nine months of 1995, refining and marketing
             operations had a loss of $49 million, excluding the hurricane-related charge, compared with income of $70 million in the corresponding period of 1994. Gasoline margins improved somewhat in 1995, but were more than offset by the effect of lower distillate margins compared with those experienced during the winter of 1994. Income tax benefits were not provided in either period on the results of a refining subsidiary that has a net operating loss carryforward. Refined product sales volumes amounted to 131 million barrels in the first nine months of 1995 compared with 126 million barrels in the corresponding period of 1994. The increase was due to higher sales volumes of gasoline, reflecting increased production from the fluid catalytic cracking unit in the Virgin Islands. Refining and marketing earnings will continue to be affected by competitive industry conditions, which impact refined product margins.

                   Excluding the charge of $14 million for staff reduction
             costs, corporate administration (including interest expense) and other operating activities had net expenses of $52 million and $157 million in the third quarter and first nine months of 1995 compared with $53 million and $137 million in the corresponding periods of 1994. The increase in the nine months of 1995 is due largely to a higher effective income tax rate related to the impact of foreign source earnings on United States taxes.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   Sales and other operating revenues in the third quarter and first nine months of 1995 increased by approximately 10% compared with the corresponding periods of 1994. The increases are primarily due to higher sales volumes of gasoline. Non-operating revenue in the first nine months of 1995 includes the refund of windfall profits taxes and related interest totaling $67 million (before income tax effect) and in the third quarter of 1994 includes the gain on the sale of the United Kingdom natural gas field of $41 million. Selling, general and administrative expenses in the third quarter of 1995 includes approximately $24 million reflecting the pre-tax effect of staff reduction costs.

                   The Corporation is currently quantifying the effect of
             complying with Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," which it plans to adopt in the fourth quarter of 1995.

             LIQUIDITY AND CAPITAL RESOURCES

                   Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $920 million in the first nine months of 1995 compared with $673 million in the first nine months of 1994. The increase was primarily due to changes in working capital components, partially offset by lower operating results. Cash provided by operating activities exceeded capital expenditures of $510 million and $398 million in the first nine months of 1995 and 1994, respectively. The remaining cash flow in each period was used principally to repay debt.

                   Total debt was $3,027 million at September 30, 1995 compared with $3,340 million at December 31, 1994. The debt to total capitalization ratio was 50.5% at September 30, 1995 compared to nearly 52% at year-end 1994. At September 30, 1995, the Corporation had additional borrowing capacity available under existing revolving credit agreements of $853 million and additional unused lines of credit under uncommitted arrangements with banks of $627 million.

                   Amerada Hess Limited, the Corporation's United Kingdom
             subsidiary, has agreed to sell its 1.76% interest in the Britannia field for approximately $28 million. The transaction is expected to be completed in the fourth quarter. The Corporation announced in early November that it will offer for sale its wholly-owned Canadian subsidiary, Amerada Hess Canada Ltd. For the first nine months of 1995, crude oil and natural gas liquids production for Amerada Hess Canada averaged 11,400 barrels per day and natural gas production averaged 217,000 mcf per day. Proved reserves were 130 million barrels on a crude oil equivalent basis at December 31, 1994. The proposed sale is expected to close during the first half of 1996. The Corporation anticipates the sale of certain additional assets. Generally, the proceeds from asset rationalization are expected to be used to repay debt.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   The Corporation uses futures, forward, option and swap
             contracts to reduce the effects of fluctuations in the prices of crude oil, natural gas and refined products. These instruments are used to set the selling and purchase prices of crude oil, natural gas and refined products and the related gains or losses are an integral part of the Corporation's selling prices and costs. At September 30, 1995, the Corporation had open hedge positions equal to approximately 40% of its estimated worldwide crude oil production over the next eighteen months. In certain circumstances, hedge counterparties may elect to purchase up to an additional 20% of this production. In addition, the Corporation had open option contracts, providing varying degrees of protection against declines in market prices, covering 8% of crude oil production. The Corporation also had open contracts equal to approximately 2% of its estimated United States and Canadian natural gas production over the next twelve months and option contracts providing varying degrees of price protection, covering approximately 3% of its natural gas production. The Corporation had hedges covering approximately 60% of its refining and marketing inventories and had additional short positions, principally crack spreads, approximating 10% of refined products to be manufactured in the next twelve months. As market conditions change, the Corporation will adjust its hedging positions.

                   Capital expenditures in the first nine months of 1995
             amounted to $510 million compared with $398 million in the corresponding period of 1994. Capital expenditures for exploration and production activities were $460 million in the first nine months of 1995 compared with $352 million in the first nine months of 1994.

                   Capital expenditures for the remainder of 1995 are currently expected to be approximately $200 million. It is anticipated that these expenditures will be financed by internally generated funds.

                           PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

                   None

             (b)  Reports on Form 8-K

                   The Registrant filed no report on Form 8-K during the three months ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERADA HESS CORPORATION
                                           (REGISTRANT)

                                            By /s/  JOHN B. HESS
                                               -----------------------------
                                                    JOHN B. HESS
                                                    CHAIRMAN OF THE BOARD AND
                                                    CHIEF EXECUTIVE OFFICER

                                            By /s/  JOHN Y. SCHREYER
                                               -----------------------------
                                                    JOHN Y. SCHREYER
                                                    EXECUTIVE VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER

Date:  November 10, 1995

                                EXHIBIT INDEX


                    Exhibit 27  -  Financial Data Schedule