Form 10-K
period 1995-12-31
AMERADA HESS CORP
filed 1996-03-27
CIK 4447

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 Fee Required
                  For the fiscal year ended December 31, 1995
                                       or
         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 No Fee Required
         For the transition period from                 to

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

   TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE
                                                    ON WHICH REGISTERED
Common Stock (par value $1.00)                    New York Stock Exchange
                                                   Toronto Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
     The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $4,097,000,000 as of February 29, 1996.
     At February 29, 1996, 92,998,755 shares of Common Stock were outstanding. Certain items in Parts I and II incorporate information by reference from the 1995 Annual Report to Stockholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 1, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Amerada Hess Corporation (the "Registrant") was incorporated in 1920 in the State of Delaware. The Registrant and its subsidiaries (collectively referred to herein as the "Corporation") engage in the exploration for and the production, purchase, transportation and sale of crude oil and natural gas. The Corporation also manufactures, purchases, transports and markets refined petroleum products.

EXPLORATION AND PRODUCTION

     The Corporation's exploration and production activities are located primarily in the United States, Canada, the United Kingdom, Norway and Gabon. The Corporation also conducts exploration and/or production activities in Abu Dhabi, Denmark, Namibia, Thailand and Indonesia. Of the Company's proved reserves (on a barrel of oil equivalent basis), 34% are located in the United States, 51% are located in the United Kingdom and Norwegian sectors of the North Sea, 10% are located in Canada and the remainder are located in Gabon, Abu Dhabi and Thailand. Worldwide crude oil and natural gas liquids production amounted to 260,460 barrels per day in 1995 compared with 250,520 barrels per day in 1994. Worldwide natural gas production was 884,131 Mcf per day in 1995 compared with 846,118 Mcf per day in 1994.

     At December 31, 1995, the Corporation has 695 million barrels of proved crude oil and natural gas liquids reserves compared with 644 million barrels at the end of 1994. Proved natural gas reserves are 2,481 million Mcf at December 31, 1995 compared with 2,581 million Mcf at December 31, 1994. The Corporation has an inventory of drillable prospects primarily in the United States, Canada and the United Kingdom and Norwegian sectors of the North Sea.

     The Corporation is currently offering for sale its wholly-owned subsidiary, Amerada Hess Canada Ltd., as well as certain United States properties representing approximately 20% of United States production and 15% of proved United States crude oil and natural gas reserves. The Corporation also anticipates the sale of its remaining interest in Abu Dhabi in the first half of 1996 and expects that certain non-core North Sea properties may be sold.

     UNITED STATES. The Corporation operates principally offshore in the Gulf of Mexico and onshore in the states of Texas, Louisiana and North Dakota. During 1995, 24% of the Corporation's crude oil and natural gas liquids production and 45% of its natural gas production were from United States operations.

     The table below sets forth the Corporation's average daily net production by area in the United States:

                                                                      1995          1994
                                                                     -------       -------
    CRUDE OIL, INCLUDING CONDENSATE AND
      NATURAL GAS LIQUIDS (BARRELS PER DAY)
      Texas........................................................   23,256        26,237
      North Dakota.................................................   12,414        13,158
      Gulf of Mexico...............................................   12,114        14,349
      Louisiana....................................................    3,592         2,331
      Alaska*......................................................    3,133         3,735
      Other........................................................    8,497         7,792
                                                                     -------       -------
              Total................................................   63,006        67,602
                                                                     =======       =======
      * Sold in the fourth quarter of 1995.
    NATURAL GAS (MCF PER DAY)
      Gulf of Mexico...............................................  186,427       217,203
      Louisiana....................................................   54,387        51,727
      North Dakota.................................................   48,228        46,530
      Texas........................................................   37,077        39,973
      New Mexico...................................................   23,297        23,276
      Oklahoma.....................................................   21,491        20,986
      California...................................................   15,144        19,623
      Other........................................................   15,530         7,785
                                                                     -------       -------
              Total................................................  401,581       427,103
                                                                     =======       =======

     CANADA. The Corporation, through its wholly-owned Canadian subsidiary, Amerada Hess Canada Ltd., conducts operations in the Provinces of Alberta and British Columbia. The Corporation's net crude oil and natural gas liquids production in Canada amounted to 11,396 barrels per day in 1995 compared to 12,390 barrels per day in 1994, and its natural gas production increased to 215,500 Mcf per day in 1995 from 185,856 Mcf per day in 1994.

     UNITED KINGDOM. The Corporation's activities in the United Kingdom are conducted by its wholly-owned British subsidiary, Amerada Hess Limited. During 1995, 55% of the Corporation's crude oil and natural gas liquids production and 27% of its natural gas production were from United Kingdom operations.

     The table below sets forth the Corporation's average daily net production in the United Kingdom by field and the Corporation's interest in each at December 31, 1995:

                          PRODUCING FIELD           INTEREST           1995          1994
                                                   ----------         -------
        CRUDE OIL, INCLUDING CONDENSATE AND
          NATURAL GAS LIQUIDS (BARRELS PER DAY)
          Scott..................................     34.95%           64,209        59,161
          Beryl/Ness.............................     20.00            18,442        18,687
          Ivanhoe/Rob Roy/Hamish.................     42.08            18,227        24,913
          Fife...................................     85.00            13,123            --
          Arbroath/Montrose......................     28.21            10,484         9,823
          Hudson.................................     28.46             9,813         8,413
          Other..................................  Various              8,031         7,802
                                                                      -------       -------
               Total.............................                     142,329       128,799
                                                                      =======       =======
        NATURAL GAS (MCF PER DAY)
          Beryl/Ness.............................     20.00%           46,725        43,329
          Leman..................................     21.74            46,241        28,663
          Everest/Lomond.........................     18.67/16.67      42,491        41,685
          Scott..................................     34.95            28,913        26,092
          Indefatigable..........................     23.08            27,409        20,855
          Anglia.................................     29.29            18,601        19,538
          Davy/Bessemer..........................     27.78/23.08      11,812            --
          Other..................................  Various             17,115        28,580
                                                                      -------       -------
               Total.............................                     239,307       208,742
                                                                      =======       =======

     Crude oil production commenced from the Fife Field in the third quarter of 1995. Natural gas production commenced from the Davy and Bessemer Fields in the fourth quarter of 1995.

     NORWAY. The Corporation's activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/S. The Corporation's Norwegian operations accounted for crude oil and natural gas liquids production of 26,990 and 25,599 net barrels per day in 1995 and 1994, respectively. Approximately 60% of this production is from the Corporation's 28.09% interest in the Valhall Field.

     GABON. The Corporation has a 5.5% interest in the Rabi Kounga oil field onshore Gabon. The Corporation's share of production from Gabon averaged 9,468 and 8,746 net barrels of crude oil per day in 1995 and 1994, respectively.

REFINING AND MARKETING

     The Corporation's refining facilities are located in St. Croix, United States Virgin Islands and Port Reading, New Jersey. Total crude runs averaged 377,000 barrels per day in 1995 and 388,000 barrels per day in 1994. The Corporation's production supplied approximately 7% of its crude runs. The balance came from various suppliers under contracts of one year or less and through spot purchases on the open market. Approximately 78% of the refined products marketed in 1995 was obtained from the Corporation's refineries. The Corporation purchased the balance from others under short-term supply contracts and by spot purchases from various sources. Sales of refined products averaged 487,000 barrels per day in 1995 compared with 468,000 barrels per day in 1994.

     HESS OIL VIRGIN ISLANDS REFINERY. The Corporation owns and operates a petroleum refinery in St. Croix, United States Virgin Islands through its wholly-owned subsidiary, Hess Oil Virgin Islands Corp. ("HOVIC"). In 1995, refined products produced were approximately 68% gasoline and distillates, 13% refinery feedstocks and the remainder principally residual fuel oil. In addition to crude distillation capacity, the refinery has a fluid catalytic cracking unit, which is currently operated at 110,000 barrels per day. The Corporation expects to increase the production capacity of the catcracker to 125,000 barrels per day in late 1996 or early 1997. The refinery also has catalytic reforming units, vacuum distillation capacity, visbreakers, a sulfolane unit, a penex unit, distillate desulfurizers, vacuum gas oil desulfurizers and sulfur recovery facilities. HOVIC has approximately 31 million barrels of storage capacity.

     The refinery has the capability to process a variety of crude oils, including high-sulfur crudes. The refinery has a 60-foot-deep harbor and docking facilities for ten ocean-going tankers. The refinery's harbor accommodates very large crude carriers after a portion of their crude oil cargo is lightered at the Corporation's storage and transshipment facility in Saint Lucia, which has a 90-foot-deep harbor. The Saint Lucia facility has approximately 9 million barrels of storage capacity.

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

     At December 31, 1995, the Corporation has 551 HESS(R) gasoline stations of which approximately 82% are operated by the Corporation. Most of the Corporation's stations are concentrated in highly-populated, urban areas, principally in New York, New Jersey and Florida. Of the Corporation's stations, 166 have HESS MART(R) convenience stores. The Corporation owns in fee approximately 75% of the properties on which its stations are located. The Corporation also has 42 terminals located throughout its marketing area, with aggregate storage capacity of approximately 47 million barrels.

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

     The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries ("OPEC"), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production, oil prices, and other matters has a significant impact on the oil market and the Corporation. The derivatives markets are also important in influencing the prices of crude oil, natural gas and refined products. The Corporation cannot predict the extent to which future market conditions may be affected by OPEC, the derivatives markets or other external influences.

     Market conditions continue to affect the Corporation's earnings. The Corporation's refining and marketing operations incurred a loss in 1995 after realizing a profit in 1994. While gasoline margins improved in 1995, this improvement was more than offset by lower distillate and residual fuel oil margins. While the average refined product selling price increased in 1995, the cost of purchased crude oil and refined products increased by a greater amount. The selling prices of all refined products, particularly gasolines, continue to be subject to competitive industry conditions. Supply and demand factors, including the effects of weather, will continue to affect all refined product markets.

     The Corporation's exploration and production operations were profitable in 1995, but continue to be impacted by volatility in the selling prices of crude oil and natural gas. Average worldwide crude oil selling prices increased in 1995. The available supply of natural gas in the United States continued to exceed demand in 1995, resulting in lower average selling prices. Natural gas selling prices recovered somewhat in late 1995 and early 1996, but the Corporation is unable to predict how long this trend will continue.

OTHER ITEMS

     The Corporation's operations may be affected by federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, and changes in import regulations, as well as other political developments. The Corporation has been affected by certain of these events in various countries in which it operates. The Corporation markets motor fuels through lessee-dealers and wholesalers in certain states where legislation prohibits producers or refiners of crude oil from directly engaging in retail marketing of motor fuels. Similar legislation is periodically proposed in the U.S. Congress and in various other states. The Corporation, at this time, cannot predict the effect of any of the foregoing on its future operations.

     Compliance with the various environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a materially adverse effect on the Corporation's earnings and competitive position within the industry. However, the cost of such compliance is expected to increase in the future. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $15 million in 1995 and the Corporation anticipates comparable capital expenditures in 1996. In addition, the Corporation expended $15 million in 1995 for environmental remediation, with a comparable amount anticipated for 1996.

     The number of persons employed by the Corporation averaged 9,574 in 1995 and 9,858 in 1994.

     Additional operating and financial information relating to the business and properties of the Corporation appears in the text on pages 6 and 9 under the heading "United States Exploration and Production," on pages 10, 13 and 14 under the heading "International Exploration and Production," on pages 17 and 18 under the heading "Refining and Marketing," on pages 21 through 25 under the heading "Financial Review" and on pages 26 through 51 of the accompanying 1995 Annual Report to Stockholders, which information is incorporated herein by reference.*
--------------------------------------------------------------------------------

* Except as to information specifically incorporated herein by reference under Items 1, 2, 5, 6, 7 and 8, no other information or data appearing in the 1995 Annual Report to Stockholders is deemed to be filed with the Securities and Exchange Commission (SEC) as part of this Annual Report on Form 10-K, or otherwise subject to the SEC's regulations or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

     Reference is made to Item 1 and the operating and financial information relating to the business and properties of the Corporation, which is incorporated in Item 1 by reference.

     Additional information relating to the Corporation's oil and gas operations follows.

1. OIL AND GAS RESERVES

     The Corporation's net proved oil and gas reserves at the end of 1995, 1994 and 1993 are presented under Supplementary Oil and Gas Data in the accompanying 1995 Annual Report to Stockholders, which has been incorporated herein by reference.

     During 1995, the Corporation provided oil and gas reserve estimates for 1994 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

     The Corporation has no long-term contracts or agreements to supply fixed quantities of its crude oil production. Approximately 65% of the Corporation's 1995 natural gas sales were made under long-term contracts to various purchasers. Contractual commitments in 1996 (which are expected to be comparable to 1995) will be filled from the Corporation's production and from contractual purchases.

2. AVERAGE SELLING PRICES AND AVERAGE PRODUCTION COSTS

                                                      1995       1994       1993
----------------------------------------------------------------------------------
Average selling prices (Note A)
     Crude oil, including condensate and natural
       gas liquids (per barrel)
          United States..........................    $ 15.82    $ 15.43    $ 17.40
          Canada.................................      15.77      15.94      16.30
          Europe.................................      17.05      15.96      17.04
          Other areas............................      16.79      15.45      16.41
          Average................................      16.68      15.78      17.05
     Natural gas (per Mcf)
          United States..........................    $  1.70    $  1.91    $  2.11
          Canada.................................       1.02       1.36       1.43
          Europe.................................       2.05       2.04       1.83
          Average................................       1.67       1.86       1.98

--------------------------------------------------------------------------------

     Note A: Includes inter-company transfers valued at approximate market prices and the effect of the Corporation's hedging activities.

                                                      1995      1994     1993
--------------------------------------------------------------------------------
Average production (lifting) costs per barrel of
  production (Note B)
          United States..........................    $ 4.29    $ 4.10    $ 4.06
          Canada.................................      2.65      2.98      3.21
          Europe.................................      4.34      4.37      4.89
          Other areas............................      3.41      3.08      4.15
          Average................................      4.09      4.06      4.31

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

3. GROSS AND NET DEVELOPED ACREAGE AND PRODUCTIVE WELLS AT DECEMBER 31, 1995

                                          DEVELOPED
                                           ACREAGE               PRODUCTIVE WELLS (NOTE A)
                                        APPLICABLE TO      -------------------------------------
                                       PRODUCTIVE WELLS
                                        (IN THOUSANDS)            OIL                 GAS
                                                           -----------------    ----------------
------------------------------------------------------------------------------------------------
                                       GROSS      NET       GROSS      NET      GROSS      NET
                                       ------    ------    -------    ------    ------    ------
United States......................     3,013       712     13,486     1,604     1,955       786
Canada.............................       727       324      1,949       483     1,047       345
Europe.............................       586       125        335        48       142        29
Other areas........................        82        23        146        19         -         -
                                       ------    ------    -------    ------    ------    ------
          Total....................     4,408     1,184     15,916     2,154     3,144     1,160
                                        =====     =====     ======     =====     =====     =====

--------------------------------------------------------------------------------

     Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 173 gross wells and 109 net wells.

4. GROSS AND NET UNDEVELOPED ACREAGE AT DECEMBER 31, 1995

                                                    UNDEVELOPED
                                                      ACREAGE
                                                  (IN THOUSANDS)
                                                 -----------------
                                                  GROSS      NET
United States................................      2,186     1,440
Canada.......................................      1,359       799
Europe.......................................      8,112     2,702
Other areas..................................      9,920     2,370
                                                  ------    ------
          Total..............................     21,577     7,311
                                                  ======     =====

--------------------------------------------------------------------------------

5. NUMBER OF NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                       NET EXPLORATORY WELLS      NET DEVELOPMENT WELLS
                                       ----------------------     ----------------------
                                       1995     1994     1993     1995     1994     1993
-----------------------------------
Productive wells
     United States.................     20       10       25       25       27       43
     Canada........................      3        9        9       12       13       10
     Europe........................      3        5        6       10        6        3
     Other areas...................      -        1        -        1        1        1
                                       ----     ----     ----     ----     ----     ----
          Total....................     26       25       40       48       47       57
                                       ----     ----     ----     ----     ----     ----
Dry holes
     United States.................     24       17       23        3        -        1
     Canada........................     14        5       10        2        1        2
     Europe........................      6        1        1        -        -        -
     Other areas...................      1        -        -        -        -        -
                                       ----     ----     ----     ----     ----     ----
          Total....................     45       23       34        5        1        3
                                       ----     ----     ----     ----     ----     ----
Total..............................     71       48       74       53       48       60
                                       ====     ====     ====     ====     ====     ====

--------------------------------------------------------------------------------

6. NUMBER OF WELLS IN PROCESS OF DRILLING AT DECEMBER 31, 1995

                                                     GROSS      NET
                                                     WELLS     WELLS


--------------------------------------------------------------------------------

United States....................................      30        10
Canada...........................................      14        10
Europe...........................................      10         2
Other areas......................................       1         -
                                                     -----     -----
          Total..................................      55        22
                                                     ====      ====

--------------------------------------------------------------------------------

7. NUMBER OF WATERFLOODS AND PRESSURE MAINTENANCE PROJECTS IN PROCESS OF INSTALLATION AT
   DECEMBER 31, 1995 -- Five (four in the United States and one in Canada)

--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant is under investigation by a grand jury in, and by the United States Attorney's Office for, the District of New Jersey, and is also under investigation by a grand jury in, and by the United States Attorney's Office for, the District of Arizona and by the Environmental Crimes Unit of the United States Department of Justice. The focus of these investigations concerns the storage and shipment of allegedly hazardous waste. The waste at issue was shipped from the HOVIC refinery to various locations in the United States, including Arizona. One question in the investigation is whether criminal violations of the Resource Conservation and Recovery Act resulted from the transportation of hazardous waste without designating the waste as hazardous and from the transportation of that waste to a site that did not have a permit to receive hazardous waste. Another subject of the investigation is whether the Registrant and others failed to report promptly the release of a hazardous substance as required by law. The investigation also includes whether false statements regarding the catalyst were made by representatives of the Registrant to government officials. It is not possible at this time for Registrant to state what the outcome of these investigations will be, or, if an indictment of Registrant and HOVIC were to be returned or any other proceedings arising out of the investigations were to be commenced against the Registrant or HOVIC, what other claims would be asserted or what relief would be sought.

     On April 27, 1993, the Texas Natural Resource Conservation Commission ("TNRCC", then known as the Texas Water Commission) notified the Registrant of alleged violation of the Texas Water Code as a result of alleged discharges of hydrocarbon compounds into the groundwater in the vicinity of the Registrant's terminal in Corpus Christi, Texas. Penalties provided for these violations include administrative penalties not to exceed $10,000 per day. The Registrant has undertaken a groundwater assessment, an interim correction measures program and other appropriate responses to these allegations. On December 9, 1994, the Executive Director of the TNRCC forwarded a Notice of Executive Director's Preliminary Report and Petition for a TNRCC Order Assessing Administrative Penalties and Requiring Certain Actions of Amerada Hess Corporation. This Notice recommended a $542,400 penalty be assessed and the Registrant be ordered to undertake remedial actions at the Corpus Christi terminal. The Registrant is engaging in settlement discussions with the TNRCC regarding this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents information as of February 1, 1996 regarding executive officers of the Registrant:

                                                                                       YEAR
                                                                                    INDIVIDUAL
                                                                                    BECAME AN
                                                                                    EXECUTIVE
             NAME            AGE                    OFFICE HELD*                     OFFICER
   --------------------------------------------------------------------------------------------
   John B. Hess............  41     Chairman of the Board, Chief Executive             1983
                                      Officer and Director
   W. S. H. Laidlaw........  40     President, Chief Operating Officer and             1986
                                      Director
   Leon Hess...............  81     Chairman of the Executive Committee and            1969
                                      Director
   H. W. McCollum..........  82     Chairman of the Finance Committee and              1969
                                      Director
   J. Barclay Collins II...  51     Executive Vice President, General Counsel and      1986
                                      Director
   Michael W. Press........  48     Executive Vice President and Director              1994
   John Y. Schreyer........  56     Executive Vice President, Chief Financial          1990
                                      Officer and Director
   Alan A. Bernstein.......  51     Senior Vice President                              1987
   Marco B. Bianchi........  56     Senior Vice President and Director                 1986
   F. Lamar Clark..........  62     Senior Vice President                              1990
   Neal Gelfand............  51     Senior Vice President                              1980
   Daniel F. McCarthy......  51     Senior Vice President                              1995
   Charles H. Norz.........  58     Senior Vice President                              1982
   Benedict J. O'Bryan.....  58     Senior Vice President                              1991
   Lawrence H. Ornstein....  44     Senior Vice President                              1995
   Rene L. Sagebien........  55     Senior Vice President                              1990
   Gerald A. Jamin.........  54     Treasurer                                          1985

--------------------------------------------------------------------------------

     * All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant, and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 3, 1995, except that Mr. Ornstein was elected to his present office by the Board of Directors at its regular meeting on December 6, 1995. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 1, 1996.

     Except for Mr. Press, each of the above officers has been employed by the Registrant in various managerial and executive capacities for more than five years. Prior to his employment with the Registrant in October 1994, Mr. Press was a Senior Vice President of BP Oil Company, a unit of The British Petroleum Company p.l.c.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 1995 and 1994, dividend payments and restrictions thereon and the number of holders of Common Stock is presented on page 25 (Financial Review), page 33 (Long-Term Debt) and on page 48 (Ten-Year Summary of Financial Data) of the accompanying 1995 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     A Ten-Year Summary of Financial Data is presented on pages 46 through 49 of the accompanying 1995 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is presented on pages 21 through 25 of the accompanying 1995 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, including the Report of Ernst & Young LLP, Independent Auditors, the Supplementary Oil and Gas Data (unaudited) and the Quarterly Financial Data (unaudited) are presented on pages 25 through 45 of the accompanying 1995 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            ------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 1, 1996.

     Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to "Election of Directors-Executive Compensation and Other Information," other than information under "Compensation Committee Report on Executive Compensation" and "Performance Graph" included therein, from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 1, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Election of Directors-Ownership of Voting Securities by Certain Beneficial Owners" and "Election of Directors-Ownership of Equity Securities by Management" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 1, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 1, 1996.

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

                    10(6)*   -Executive Long-Term Incentive Compensation and Stock Ownership Plan
                               of Registrant dated June 3, 1981 incorporated by reference to
                               Exhibit 10(5) of Form 10-Q of Registrant for the three months ended June 30, 1981.
                    10(7)*   -Amendment dated as of December 5, 1990 to the Executive Long-Term
                               Incentive Compensation and Stock Ownership Plan of Registrant
                               incorporated by reference to Exhibit 10(9) of Form 10-K of
                               Registrant for the fiscal year ended December 31, 1990.
                    10(8)*   -Amerada Hess Corporation Pension Restoration Plan dated January 19,
                               1990 incorporated by reference to Exhibit 10(9) of Form 10-K of
                               Registrant for the fiscal year ended December 31, 1989.
                    10(9)*   -Letter Agreement dated August 8, 1990 between Registrant and Mr.
                               John Y. Schreyer relating to Mr. Schreyer's participation in the
                               Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the
                               fiscal year ended December 31, 1991.
                    10(10)*  -Letter Agreement dated November 2, 1994 between Registrant and Mr.
                               Michael W. Press relating to Mr. Press's participation in the
                               Amerada Hess Corporation Pension Restoration Plan and his
                               severance benefits incorporated by reference to Exhibit 10(10) of
                               Form 10-K of Registrant for the fiscal year ended December 31,
                               1994.
                    10(11)*  -1995 Long-Term Incentive Plan, as amended, incorporated by reference to Appendix A of Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 1,
                               1996.**
                    13       -1995 Annual Report to Stockholders of Registrant.
                    21       -Subsidiaries of Registrant.
                    23       -Consent of Ernst & Young LLP, Independent Auditors, dated March 22,
                               1996, to the incorporation by reference in Registrant's
                               Registration Statements on Form S-8 (Nos. 33-39816 and 33-65115)
                               of its report relating to Registrant's financial statements, which consent appears on page F-2 herein.
                    27       -Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.
** This plan was adopted by the Board of Directors of Registrant, subject to stockholder approval of the plan at the next annual meeting of stockholders scheduled to be held on May 1, 1996.

     (b) REPORTS ON FORM 8-K

     During the fourth quarter of 1995, the Registrant filed a report on Form 8-K, dated December 6, 1995. Such report covered Item 5 -- Other Events, and dealt with the issuance of a press release reporting that the Registrant will take a charge to earnings in connection with the adoption of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 22ND DAY OF MARCH 1996.

                                            AMERADA HESS CORPORATION
                                                 (REGISTRANT)

                                            By /s/    JOHN Y. SCHREYER
                                            ....................................
                                                     (JOHN Y. SCHREYER)
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                               TITLE                    DATE
----------------------------------------------------------------------------------------------
                                                  Director, Chairman of
                                                      the Board and
                                                 Chief Executive Officer
/s/             JOHN B. HESS                  (Principal Executive Officer)   March 22, 1996
 ......................................
               (JOHN B. HESS)
                                              Director, President and Chief
/s/            W.S.H. LAIDLAW                       Operating Officer         March 22, 1996
 ......................................
              (W.S.H. LAIDLAW)
                                                        Director              March 22, 1996
 ......................................
             (MARCO B. BIANCHI)

/s/           NICHOLAS F. BRADY                         Director              March 22, 1996
 .....................................
             (NICHOLAS F. BRADY)

/s/         J. BARCLAY COLLINS II                       Director              March 22, 1996
 .....................................
           (J. BARCLAY COLLINS II)

/s/          BERNARD T. DEVERIN                         Director              March 22, 1996
 .....................................
            (BERNARD T. DEVERIN)

/s/            PETER S. HADLEY                          Director              March 22, 1996
 .....................................
              (PETER S. HADLEY)

/s/               LEON HESS                             Director              March 22, 1996
 .....................................
                 (LEON HESS)

/s/           EDITH E. HOLIDAY                          Director              March 22, 1996
 .....................................
             (EDITH E. HOLIDAY)

/s/            THOMAS H. KEAN                           Director              March 22, 1996
 .....................................
              (THOMAS H. KEAN)

/s/            H. W. MCCOLLUM                           Director              March 22, 1996
 .....................................
              (H. W. MCCOLLUM)

/s/           ROGER B. ORESMAN                          Director              March 22, 1996
 .....................................
             (ROGER B. ORESMAN)

                  SIGNATURE                               TITLE                    DATE
----------------------------------------------------------------------------------------------
                                                        Director              March 22, 1996
 .........................................
             (WILLIAM A. POGUE)

/s/           MICHAEL W. PRESS                          Director              March 22, 1996
 .........................................
             (MICHAEL W. PRESS)
                                                Director, Executive Vice
                                                        President
                                               and Chief Financial Officer
                                                (Principal Accounting and
/s/           JOHN Y. SCHREYER                     Financial Officer)         March 22, 1996
 .........................................
             (JOHN Y. SCHREYER)

/s/          RICHARD B. SELLARS                         Director              March 22, 1996
 .........................................
            (RICHARD B. SELLARS)

/s/          WILLIAM I. SPENCER                         Director              March 22, 1996
 .........................................
            (WILLIAM I. SPENCER)
                                                        Director              March 22, 1996

 .........................................
             (ROBERT F. WRIGHT)
----------------------------------------------------------------------------------------------

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                    PAGE
                                                                                   NUMBER
------------------------------------------------------------------------------------------
Consolidated Balance Sheet at December 31, 1995 and 1994.........................     *
Statement of Consolidated Income for each of the three years in the period ended
  December 31, 1995..............................................................     *
Statement of Consolidated Retained Earnings for each of the three years in the
  period ended December 31, 1995.................................................     *
Statement of Consolidated Cash Flows for each of the three years in the period
  ended December 31, 1995........................................................     *
Statement of Consolidated Changes in Common Stock and Capital in Excess of Par
  Value for each of the three years in the period ended December 31, 1995........     *
Notes to Consolidated Financial Statements.......................................     *
Report of Ernst & Young LLP, Independent Auditors................................     *
Quarterly Financial Data.........................................................     *
Supplementary Oil and Gas Data...................................................     *
Consent of Independent Auditors..................................................    F-2
Schedules........................................................................     **

--------------------------------------------------------------------------------

     * The financial statements and notes thereto together with the Report of Ernst & Young LLP, Independent Auditors, on pages 26 through 40, the Quarterly Financial Data (unaudited) on page 25, and the Supplementary Oil and Gas Data (unaudited) on pages 41 through 45 of the accompanying 1995 Annual Report to Stockholders are incorporated herein by reference.

     ** All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Amerada Hess Corporation of our report dated February 15, 1996, included in the 1995 Annual Report to Stockholders of Amerada Hess Corporation.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 33-39816 and 33-65115) pertaining to the Amerada Hess Corporation Employees' Savings and Stock Bonus Plan and the 1995 Long-Term Incentive Plan, of our report dated February 15, 1996, with respect to the consolidated financial statements incorporated herein by reference.

                                          /S/  ERNST & YOUNG LLP
                                               ERNST & YOUNG LLP
New York, N.Y.
March 22, 1996

                                 EXHIBIT INDEX

          EXHIBIT
           NUMBER                           DESCRIPTION
        ------------ ----------------------------------------------------------
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

          EXHIBIT
           NUMBER                           DESCRIPTION
        ------------ ----------------------------------------------------------
        10(8)*   --  Amerada Hess Corporation Pension Restoration Plan dated
                     January 19, 1990 incorporated by reference to Exhibit
                     10(9) of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1989.
        10(9)*   --  Letter Agreement dated August 8, 1990 between Registrant and Mr. John Y. Schreyer relating to Mr. Schreyer's
                     participation in the Amerada Hess Corporation Pension
                     Restoration Plan incorporated by reference to Exhibit
                     10(11) of Form 10-K of Registrant for the fiscal year
                     ended December 31, 1991.
        10(10)* --   Letter Agreement dated November 2, 1994 between Registrant and Mr. Michael W. Press relating to Mr. Press's
                     participation in the Amerada Hess Corporation Pension
                     Restoration Plan and his severance benefits incorporated
                     by reference to Exhibit 10(10) of Form 10-K of Registrant
                     for the fiscal year ended December 31, 1994.
        10(11)* --   1995 Long-Term Incentive Plan, as amended, incorporated by reference to Appendix A of Registrant's definitive proxy
                     statement for the annual meeting of stockholders to be
                     held on May 1, 1996.**
        13        -- 1995 Annual Report to Stockholders of Registrant.
        21        -- Subsidiaries of Registrant.
        23        -- Consent of Ernst & Young LLP, Independent Auditors, dated
                     March 22, 1996, to the incorporation by reference in
                     Registrant's Registration Statements on Form S-8 (Nos.
                     33-39816 and 33-65115) of its report relating to
                     Registrant's financial statements, which consent appears
                     on page F-2 herein.
        27        -- Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.

** This plan was adopted by the Board of Directors of Registrant, subject to stockholder approval of the plan at the next annual meeting of stockholders scheduled to be held on May 1, 1996.