Form 10-Q
period 1996-03-31
AMERADA HESS CORP
filed 1996-05-14
CIK 4447

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                  FORM 10-Q

        /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996

                                       or

            / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                  --------     --------
                         COMMISSION FILE NUMBER 1-1204

                              --------------------

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

                                     10036
                                   (Zip Code)
     (Registrant's telephone number, including area code is (212) 997-8500)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X   No
                                                    ---     ---
        At March 31, 1996, 92,988,755 shares of Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                           Three Months Ended March 31
                      (in thousands, except per share data)

                                                                            1996              1995
                                                                         ----------        ----------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                                            $2,214,537        $1,892,211
  Non-operating revenues                                                     18,011            86,123
                                                                         ----------        ----------

               Total revenues                                             2,232,548         1,978,334
                                                                         ----------        ----------
COSTS AND EXPENSES
  Cost of products sold and operating expenses                            1,644,871         1,363,875
  Exploration expenses, including dry holes                                  61,686            64,748
  Selling, general and administrative expenses                              150,132           154,465

  Interest expense                                                           52,805            64,951
  Depreciation, depletion, amortization and lease impairment                201,549           218,123
  Provision for income taxes                                                 55,528            87,010
                                                                         ----------        ----------

               Total costs and expenses                                   2,166,571         1,953,172
                                                                         ----------        ----------

NET INCOME                                                               $   65,977        $   25,162
                                                                         ==========        ==========

NET INCOME PER SHARE                                                     $      .71        $      .27
                                                                         ==========        ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                93,001            92,994

COMMON STOCK DIVIDENDS PER SHARE                                         $      .15        $      .15

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)

                                  A S S E T S

                                                                                       March 31,       December 31,
                                                                                         1996             1995
                                                                                      ----------        ----------
CURRENT ASSETS
  Cash and cash equivalents                                                          $    71,692       $    56,071
  Accounts receivable                                                                    769,077           798,331
  Inventories                                                                            898,632           838,770
  Other current assets                                                                   268,597           269,372
                                                                                     -----------       -----------
               Total current assets                                                    2,007,998         1,962,544
                                                                                     -----------       -----------

INVESTMENTS AND ADVANCES                                                                 186,054           185,522
                                                                                     -----------       -----------
PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                     13,080,365        13,064,212
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                                 7,817,892         7,694,496
                                                                                     -----------       -----------
               Property, plant and equipment - net                                     5,262,473         5,369,716
                                                                                     -----------       -----------

DEFERRED INCOME TAXES AND OTHER ASSETS                                                   274,759           238,588
                                                                                     -----------       -----------

TOTAL ASSETS                                                                         $ 7,731,284       $ 7,756,370
                                                                                     ===========       ===========

      L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                                           $   469,026       $   443,513
  Accrued liabilities                                                                    569,372           575,886
  Deferred revenue                                                                       105,438           151,416
  Taxes payable                                                                          228,160           239,080
  Notes payable                                                                           21,423            90,000
  Current maturities of long-term debt                                                    84,685           104,685
                                                                                     -----------       -----------
               Total current liabilities                                               1,478,104         1,604,580
                                                                                     -----------       -----------

LONG-TERM DEBT                                                                         2,576,230         2,523,181
                                                                                     -----------       -----------

CAPITALIZED LEASE OBLIGATIONS                                                             63,354            64,202
                                                                                     -----------       -----------
DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                                  596,881           602,792
  Other                                                                                  316,629           301,219
                                                                                     -----------       -----------
               Total deferred liabilities and credits                                    913,510           904,011
                                                                                     -----------       -----------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                                    --                --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 92,988,755 shares at March 31, 1996;
        93,011,255 shares at December 31, 1995                                            92,989            93,011
  Capital in excess of par value                                                         743,222           744,252
  Retained earnings                                                                    2,069,123         2,017,064
  Equity adjustment from foreign currency translation                                   (205,248)         (193,931)
                                                                                     -----------       -----------
               Total stockholders' equity                                              2,700,086         2,660,396
                                                                                     -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 7,731,284       $ 7,756,370
                                                                                     ===========       ===========

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                           Three Months Ended March 31
                                 (in thousands)

                                                                                           1996             1995
                                                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                            $  65,977        $  25,162
  Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation, depletion, amortization and lease impairment                      201,549          218,123
          Exploratory dry hole costs                                                       39,199           39,994
          Changes in operating assets and liabilities                                     (47,487)          84,293
          Deferred income taxes and other items                                           (35,374)          25,538
                                                                                        ---------        ---------

               Net cash provided by operating activities                                  223,864          393,110
                                                                                        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                   (158,190)        (156,531)
  Other                                                                                    11,873          (21,458)
                                                                                        ---------        ---------

               Net cash used in investing activities                                     (146,317)        (177,989)
                                                                                        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in notes payable                                                               (68,556)         (57,974)
  Long-term borrowings                                                                    196,866               --
  Repayment of long-term debt and capitalized lease obligations                          (163,828)        (147,022)
  Cash dividends paid                                                                     (27,868)         (27,895)
                                                                                        ---------        ---------
               Net cash used in financing activities                                      (63,386)        (232,891)
                                                                                        ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     1,460            2,441
                                                                                        ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       15,621          (15,329)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             56,071           53,135
                                                                                        ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  71,692        $  37,806
                                                                                        =========        =========

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

Note 1 - The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at March 31, 1996 and December 31, 1995, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1996 and 1995. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

            Certain notes and other information have been condensed or omitted from these interim financial statements. Such statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 1995 Annual Report to Stockholders, which have been incorporated by reference in the Corporation's Form 10-K for the year ended December 31, 1995.

Note 2 -    Inventories consist of the following:

                                                                                 March 31,              December 31,
                                                                                  1996                     1995
                                                                                 ---------              ------------
                  Crude oil and other charge stocks                              $ 321,216               $ 240,425
                  Refined and other finished products                              474,254                 492,613
                  Materials and supplies                                           103,162                 105,732
                                                                                 ---------               ---------
                     Total inventories                                           $ 898,632               $ 838,770
                                                                                 =========               =========

Note 3  -   The provision for income taxes consisted of the following:

                                                                                           Three months
                                                                                          ended March 31
                                                                                 --------------------------------
                                                                                   1996                    1995
                                                                                 --------                --------
                    Current                                                      $ 75,784                $ 58,904
                    Deferred                                                      (20,256)                 28,106
                                                                                 --------                --------
                      Total                                                      $ 55,528                $ 87,010
                                                                                 ========                ========

Note 4  -   Foreign currency exchange transactions are reflected in selling, general and administrative expenses. The net effect, after applicable income taxes, amounted to a gain of $2,127 and a loss of $1,039, respectively, for the three-month periods ended March 31, 1996 and 1995.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

Note 5 - The Corporation uses futures, forwards, options and swaps to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net unrealized losses on the Corporation's petroleum hedging activities were approximately $60,000 at March 31, 1996.

Note 6 - On April 29, 1996, the Corporation completed the sale of its Canadian subsidiary, Amerada Hess Canada Ltd., with the Corporation receiving cash of $611,000. The proceeds reflect the adjusted selling price of $558,000 and a dividend to Amerada Hess Corporation of $53,000. Amerada Hess Canada Ltd.'s production in the first quarter of 1996 amounted to 10,883 barrels of crude oil and natural gas liquids per day and 189,553 Mcf of natural gas per day. The Corporation anticipates recording an after-tax gain of approximately $230,000 in the second quarter of 1996.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         RESULTS OF OPERATIONS

              Net income for the first quarter of 1996 amounted to $66 million ($.71 per share) compared with net income of $25 million ($.27 per share) for the first quarter of 1995. Net income for the first quarter of 1995 included income of $44 million ($.47 per share) from the refund of windfall profits taxes and related interest.

              The after-tax results by major operating activity for the first quarters of 1996 and 1995 were as follows (in millions):

                                                                         Three months
                                                                        ended March 31
                                                                     ---------------------
                                                                     1996          1995(*)
                                                                     ----          -------
         Exploration and production                                  $ 68           $ 94
         Refining, marketing and shipping                              44            (11)
         Corporate                                                     (5)            (5)
         Interest expense                                             (41)           (53)
                                                                     ----           ----
                                                                     $ 66           $ 25
                                                                     ====           ====

         (*) Restated to conform with current period presentation.

              Excluding the 1995 tax refund referred to above, earnings from exploration and production activities increased by $18 million in the first quarter of 1996 compared with the corresponding period of 1995. The increase was primarily due to higher average foreign crude oil selling prices and increased foreign crude oil and natural gas production.

              The Corporation's average selling prices, including the effects of hedging, were as follows:

                                                                         Three months
                                                                        ended March 31
                                                                     ---------------------
                                                                     1996             1995
                                                                     ----             ----
                      Crude oil and natural gas liquids
                        (per barrel)
                           United States                            $15.81            $16.04
                           Foreign                                   18.21             16.85

                      Natural gas (per Mcf)
                           United States                              2.63              1.71
                           Foreign                                    1.73              1.74

              United States crude oil selling prices did not increase in 1996 due to a material positive impact from hedging in 1995 and a minor negative impact in 1996.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              The Corporation's net daily worldwide production was as follows:

                                                                         Three months
                                                                        ended March 31
                                                                     ---------------------
                                                                     1996             1995
                                                                     ----             ----
                  Crude oil and natural gas liquids
                    (barrels per day)
                       United States                                 57,176            63,838
                       Foreign                                      197,424           188,739
                                                                    -------           -------
                          Total                                     254,600           252,577
                                                                    =======           =======

                  Natural gas (Mcf per day)
                       United States                                401,011           405,351
                       Foreign                                      576,909           519,141
                                                                    -------           -------
                          Total                                     977,920           924,492
                                                                    =======           =======

              United States crude oil production was lower in 1996, principally reflecting natural decline. The increase in foreign crude oil production in 1996 was largely due to the start of production from the Fife Field in the United Kingdom in August 1995. United Kingdom natural gas production also increased because of new fields. In April 1996, the Corporation completed the sale of its Canadian subsidiary, which had net daily production of 10,883 barrels of crude oil and natural gas liquids and 189,553 Mcf of natural gas in the first quarter of 1996. The Corporation also expects to complete the sale of a number of United States producing properties which had first quarter production representing approximately 20% of domestic production on a barrel of oil equivalent basis. The Corporation's remaining Abu Dhabi interest and several non-core United Kingdom fields are also being offered for sale.

              Depreciation, depletion, amortization and lease impairment charges were lower in the first quarter of 1996, reflecting lower asset carrying values and production volumes in the United States and positive oil and gas reserve revisions, partially offset by increased production volumes in the United Kingdom. Foreign exploration expenses were lower in 1996, partially offset by an increase in the United States. The effective income tax rates in each period are higher than the United States statutory rate because of special petroleum taxes in Norway and on certain fields in the United Kingdom.

              The Corporation will have significant gains from asset sales in the second quarter of 1996. Worldwide crude oil and United States natural gas selling prices have improved over last year; however, there is no assurance that the higher selling prices will continue.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              Refining, marketing and shipping operations had income of $44 million in the first quarter of 1996, compared with a loss of $11 million in the first quarter of 1995. Refined product margins for distillates and residual fuel oils improved significantly in the first quarter of 1996, largely reflecting increased demand because of the colder weather during the winter of 1996. Gasoline margins also improved compared with the first quarter of 1995. A substantial amount of income in the first quarter of 1996 was generated by a refining subsidiary, for which income taxes are not provided on earnings due to available loss carryforwards. Total refined product sales volumes increased to 52 million barrels in the first quarter of 1996 from 49 million barrels in the first quarter of 1995. Refining and marketing earnings may continue to be volatile because of competitive industry conditions and supply and demand factors, including the effects of weather.

              Corporate interest expense (after tax) amounted to $41 million in the first quarter of 1996 compared with $53 million in the first quarter of 1995. The decrease was primarily due to lower average debt balances.

              Sales and other operating revenues in the first quarter of 1996 amounted to $2,215 million, an increase of $322 million, or 17%, from the corresponding period of 1995. The increase was primarily due to higher distillate and residual fuel oil selling prices and sales volumes and increased natural gas sales, including sales of purchased gas. Non-operating revenues in 1995 included $67 million from the refund of windfall profits taxes and related interest (before income tax effect).

         LIQUIDITY AND CAPITAL RESOURCES

              Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $224 million in the first quarter of 1996 compared with $393 million in the first quarter of 1995. The decrease was primarily due to changes in working capital components, particularly inventory. Net income adjusted for non-cash charges (depreciation and related charges, exploratory dry hole costs and deferred income taxes) amounted to $286 million and $311 million in the first quarter of 1996 and 1995, respectively. The excess of cash provided by operating activities over capital expenditures was used for debt reduction and cash dividends.

              Total debt was $2,682 million at March 31, 1996 compared with $2,718 million at December 31, 1995, resulting in a debt to total capitalization ratio of approximately 50% in each period. At March 31, 1996, the Corporation had additional borrowing capacity available under existing revolving credit agreements of $902 million and additional unused lines of credit under uncommitted arrangements with banks of $744 million.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              The Corporation anticipates significant debt reduction in the second quarter of 1996 as a result of the sale of its Canadian subsidiary. In addition, other asset sales are expected to be completed in the second quarter, including a number of producing properties in the United States.

              The Corporation uses futures, forwards, options and swaps to reduce the effects of fluctuations in the prices of crude oil, natural gas and refined products. These instruments are used to set the selling and purchase prices of crude oil, natural gas and refined products and the related gains or losses are an integral part of the Corporation's selling prices and costs. At March 31, 1996, the Corporation had open hedge positions equal to approximately 23% of its estimated worldwide crude oil production over the next twelve months and approximately 3% of its production for the succeeding twelve months. In certain circumstances, hedge counterparties may elect to purchase up to an additional 3% of this production. In addition, the Corporation had open option contracts, providing varying degrees of protection against declines in market prices, covering 4% of crude oil production through March 1997. The Corporation also had open contracts equal to approximately 45% of its estimated United States natural gas production over the next twelve months and approximately 20% of its production for the succeeding twelve months. In certain circumstances, hedge counterparties may elect to purchase up to an additional 4% of the production through March 1997. In addition, the Corporation had hedges covering approximately 50% of its refining, marketing and shipping inventories and had additional short positions, principally crack spreads, approximating 10% of refined products to be manufactured in the next twelve months. As market conditions change, the Corporation will adjust its hedge positions.

              Capital expenditures in the first quarter of 1996 amounted to $158 million, approximately the same as in 1995. Capital expenditures for exploration and production activities were $152 million in the first quarter of 1996 compared with $143 million in the first three months of 1995.

              Capital expenditures for the remainder of 1996 are currently expected to be approximately $700 million and will be financed by internally generated funds.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              The Registrant filed no report on Form 8-K during the three months ended March 31, 1996.

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

                                            AMERADA HESS CORPORATION
                                            (REGISTRANT)



                                            By s/s John B. Hess
                                               ---------------------------------
                                               JOHN B. HESS
                                               CHAIRMAN OF THE BOARD AND
                                               CHIEF EXECUTIVE OFFICER



                                            By s/s John Y. Schreyer
                                               ---------------------------------
                                               JOHN Y. SCHREYER
                                               EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

Date: May 10, 1996

              EXHIBIT INDEX

Exhibit No.                 Description
- ----------                  -----------

   27                 Financial Data Schedule