Form 10-Q
period 1996-06-30
AMERADA HESS CORP
filed 1996-08-13
CIK 4447

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                      (in thousands, except per share data)




                                                            THREE MONTHS                        SIX MONTHS
                                                            ENDED JUNE 30                      ENDED JUNE 30
                                                            -------------                      -------------
                                                        1996             1995              1996             1995
                                                     ----------       ----------        ----------       ----------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                        $2,094,840       $1,773,326        $4,309,377       $3,665,537
  Non-operating revenues                                448,916            4,723           466,927           90,846
                                                     ----------       ----------        ----------       ----------

               Total revenues                         2,543,756        1,778,049         4,776,304        3,756,383
                                                     ----------       ----------        ----------       ----------


COSTS AND EXPENSES
  Cost of products sold and operating expenses        1,597,520        1,268,006         3,242,391        2,631,881
  Exploration expenses, including dry holes              61,489           77,139           123,175          141,887
  Selling, general and administrative expenses          151,570          149,395           301,702          303,860

  Interest expense                                       41,902           63,026            94,707          127,977
  Depreciation, depletion, amortization and
       lease impairment                                 183,559          211,603           385,108          429,726
  Provision for income taxes                            131,269           49,099           186,797          136,109
                                                     ----------       ----------        ----------       ----------

               Total costs and expenses               2,167,309        1,818,268         4,333,880        3,771,440
                                                     ----------       ----------        ----------       ----------


NET INCOME (LOSS)                                    $  376,447       $  (40,219)       $  442,424       $  (15,057)
                                                     ==========       ==========        ==========       ==========


NET INCOME (LOSS) PER SHARE                          $     4.04       $    (0.43)       $     4.75       $    (0.16)
                                                     ==========       ==========        ==========       ==========


WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING (FULLY DILUTED BASIS)                   93,132           92,995            93,077           92,995

COMMON STOCK DIVIDENDS PER SHARE                     $      .15       $      .15        $      .30       $      .30




          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)

                                           A S S E T S

                                                                   JUNE 30,         DECEMBER 31,
                                                                     1996               1995
                                                                 -----------        -----------
CURRENT ASSETS
  Cash and cash equivalents                                      $    34,150        $    56,071
  Accounts receivable                                                690,481            798,331
  Inventories                                                        910,401            838,770
  Other current assets                                               184,677            269,372
                                                                 -----------        -----------
               Total current assets                                1,819,709          1,962,544
                                                                 -----------        -----------

INVESTMENTS AND ADVANCES                                             189,815            185,522
                                                                 -----------        -----------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                 11,819,850         13,064,212
  Less reserves for depreciation, depletion,
     amortization and lease impairment                             7,055,371          7,694,496
                                                                 -----------        -----------
               Property, plant and equipment - net                 4,764,479          5,369,716
                                                                 -----------        -----------

DEFERRED INCOME TAXES AND OTHER ASSETS                               262,770            238,588
                                                                 -----------        -----------

TOTAL ASSETS                                                     $ 7,036,773        $ 7,756,370
                                                                 ===========        ===========

               L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y
CURRENT LIABILITIES
  Accounts payable - trade                                       $   470,625        $   443,513
  Accrued liabilities                                                561,529            575,886
  Deferred revenue                                                    60,780            151,416
  Taxes payable                                                      292,061            239,080
  Notes payable                                                       12,800             90,000
  Current maturities of long-term debt                                84,685            104,685
                                                                 -----------        -----------
               Total current liabilities                           1,482,480          1,604,580
                                                                 -----------        -----------

LONG-TERM DEBT                                                     1,523,569          2,523,181
                                                                 -----------        -----------

CAPITALIZED LEASE OBLIGATIONS                                         55,528             64,202
                                                                 -----------        -----------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                              533,261            602,792
  Other                                                              330,519            301,219
                                                                 -----------        -----------
               Total deferred liabilities and credits                863,780            904,011
                                                                 -----------        -----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                --                 --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 93,136,005 shares at June 30, 1996;
        93,011,255 shares at December 31, 1995                        93,136             93,011
  Capital in excess of par value                                     750,567            744,252
  Retained earnings                                                2,431,644          2,017,064
  Equity adjustment from foreign currency translation               (163,931)          (193,931)
                                                                 -----------        -----------
               Total stockholders' equity                          3,111,416          2,660,396
                                                                 -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 7,036,773        $ 7,756,370
                                                                 ===========        ===========

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                            Six Months Ended June 30
                                 (in thousands)


                                                                               1996              1995
                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                        $   442,424        $ (15,057)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion, amortization and lease impairment           385,108          429,726
          Exploratory dry hole costs                                            67,039           83,720
          Pre-tax gain on asset sales                                         (438,663)          (3,438)
          Changes in operating assets and liabilities                          121,270          185,472
          Deferred income taxes and other items                                   (902)          35,608
                                                                           -----------        ---------

               Net cash provided by operating activities                       576,276          716,031
                                                                           -----------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                        (330,666)        (332,761)
  Proceeds from asset sales and other                                          877,164          (18,459)
                                                                           -----------        ---------

               Net cash provided by (used in) investing activities             546,498         (351,220)
                                                                           -----------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in notes payable                                                    (77,200)         (51,941)
  Long-term borrowings                                                              --           25,000
  Repayment of long-term debt and capitalized lease obligations             (1,027,558)        (304,113)
  Cash dividends paid                                                          (41,794)         (41,847)
                                                                           -----------        ---------

               Net cash used in financing activities                        (1,146,552)        (372,901)
                                                                           -----------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          1,857            3,277
                                                                           -----------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (21,921)          (4,813)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  56,071           53,135
                                                                           -----------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    34,150        $  48,322
                                                                           ===========        =========




          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 1 - The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at June 30, 1996 and December 31, 1995, and the consolidated results of operations for the three and six- month periods ended June 30, 1996 and 1995 and the consolidated cash flows for the six-month periods ended June 30, 1996 and 1995. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Note 2 - Inventories consist of the following:

                                                    June 30,        December 31,
                                                      1996              1995
                                                      ----              ----
            Crude oil and other charge stocks       $320,867          $240,425
            Refined and other finished products      486,326           492,613
            Materials and supplies                   103,208           105,732
                                                    --------          --------
               Total inventories                    $910,401          $838,770
                                                    ========          ========


Note 3 - The provision for income taxes consisted of the following:

                               Three months                    Six months
                               ended June 30                  ended June 30
                               -------------                  -------------
                             1996          1995            1996           1995
                             ----          ----            ----           ----
            Current        $101,992       $36,934        $177,776       $ 95,838
            Deferred         29,277        12,165           9,021         40,271
                           --------       -------        --------       --------
               Total       $131,269       $49,099        $186,797       $136,109
                           ========       =======        ========       ========



Note 4 - Foreign currency exchange transactions are reflected in selling, general and administrative expenses. The net effect of foreign currency exchange transactions, after applicable income taxes, amounted to gains of $516 and $2,643, respectively, for the three and six-month periods ended June 30, 1996, compared to gains of $2,533 and $1,494 for the corresponding periods of 1995.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

Note 5 - The Corporation uses futures, forwards, options and swaps to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net unrealized losses on the Corporation's petroleum hedging activities were approximately $45,000 at June 30, 1996.

Note 6 - In the second quarter of 1996, the Corporation sold its Canadian operations, certain United States producing properties, and Abu Dhabi assets resulting in a net gain of $350,100. In the first quarter, Canadian production amounted to 10,883 barrels of crude oil and natural gas liquids per day and 189,553 Mcf of natural gas per day. The sale of certain additional United States properties will be completed in the third quarter. After completion of these sales, approximately 20% of United States production, on a barrel of oil equivalent basis, will have been sold.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


         RESULTS OF OPERATIONS

              Net income for the second quarter of 1996 amounted to $376 million ($4.04 per share) compared with a net loss of $40 million ($.43 per share) in the second quarter of 1995. The results for the second quarter of 1996 include net gains of $350 million ($3.76 per share) from the sale of the Corporation's Canadian operations, certain United States producing properties, and Abu Dhabi assets. The proceeds from asset sales amounted to approximately $860 million and enabled the Corporation to significantly reduce debt.

              In the first half of 1996, the Corporation had net income, including asset sales, of $442 million ($4.75 per share) compared with a net loss of $15 million ($.16 per share) in the first half of 1995. The results for the first half of 1995 included income of $44 million ($.47 per share) from the refund of windfall profits taxes and related interest.

              The after-tax results by major operating activity for the three and six month periods ended June 30, 1996 and 1995 were as follows (in millions):

                                                         Three months              Six months
                                                         ended June 30           ended June 30
                                                         -------------           -------------
                                                      1996       1995 (*)     1996       1995 (*)
                                                      ----       ----         ----       ----
         Exploration and production                   $ 31        $ 13        $ 99        $  62
         Refining, marketing and shipping               35          10          79           --
         Corporate                                      (6)        (14)        (11)         (19)
         Interest expense                              (34)        (49)        (75)        (102)
                                                      ----        ----        ----        -----
         Income (loss), excluding special items         26         (40)         92          (59)

         Special items -
           Gain on sale of exploration
             and production assets                     350          --         350           --
           Windfall profits tax refund                  --          --          --           44
                                                      ----        ----        ----        -----
         Net income (loss)                            $376        $(40)       $442        $ (15)
                                                      ====        ====        ====        =====


              (*) Restated to conform with current period presentation.

              Excluding special items, earnings from exploration and production activities increased by $18 million in the second quarter of 1996 and $37 million in the first half of 1996 compared with the corresponding periods of 1995. The increase in both periods was primarily due to higher average foreign crude oil selling prices and sales volumes.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              The Corporation's average selling prices, including the effects of hedging, were as follows:

                                                     Three months                 Six months
                                                     ended June 30               ended June 30
                                                     -------------               -------------
                                                   1996         1995           1996         1995
                                                   ----         ----           ----         ----
         Crude oil and natural gas liquids
           (per barrel)
              United States                       $15.41       $15.83         $15.61       $15.94
              Foreign                              19.12        17.66          18.66        17.26

         Natural gas (per Mcf)
              United States                         2.20         1.59           2.42         1.65
              Foreign                               1.79         1.51           1.75         1.64


              The United States crude oil selling prices indicated above did not increase in 1996, due to the positive impact of hedging in 1995 and the unfavorable effect of price changes on similar hedge positions in 1996.

              The Corporation's net daily worldwide production was as follows:

                                                        Three months              Six months
                                                        ended June 30            ended June 30
                                                        -------------            -------------
                                                     1996          1995        1996        1995
                                                     ----          ----        ----        ----
         Crude oil and natural gas liquids
           (barrels per day)
              United States                          55,197        64,301      56,186      64,071
              Foreign                               182,980       174,169     190,201     181,415
                                                    -------       -------     -------     -------
                   Total                            238,177       238,470     246,387     245,486
                                                    =======       =======     =======     =======

         Natural gas (Mcf per day)
              United States                         361,114       411,121     381,062     408,252
              Foreign                               316,373       438,314     446,641     478,504
                                                    -------       -------     -------     -------
                   Total                            677,487       849,435     827,703     886,756
                                                    =======       =======     =======     =======

              United States crude oil and natural gas production was lower in 1996, principally reflecting natural decline and the effect of asset sales. The increase in foreign crude oil production largely reflects output from the Fife Field in the United Kingdom since August 1995, partially offset by the effect of the sale of the Corporation's Canadian and Abu Dhabi operations in April and June of 1996, respectively. The decline in foreign natural gas production reflects the sale of the Corporation's Canadian operations, partially offset by increased production in the United Kingdom.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              After completion of the sales of several additional United States properties in the third quarter, approximately 20% of 1995 United States production, on a barrel of oil equivalent basis, will have been sold. Three non-core United Kingdom producing fields are also expected to be sold in the second half of the year.

              The reduction in exploration expenses in the first six months of 1996 was primarily attributable to foreign operations, principally the United Kingdom. Depreciation, depletion and amortization charges were lower in the second quarter and six months, reflecting asset sales, as well as lower asset carrying values and production volumes in the United States and positive oil and gas reserve revisions. Partially offsetting these factors was the effect of increased production in the United Kingdom. The effective income tax rate on exploration and production earnings continues to be higher than the United States statutory rate due to special petroleum taxes on certain fields in the United Kingdom and in Norway.

              The Corporation's oil and gas production in the short term future will be lower due to the impact of asset sales, however, net income is not expected to be materially affected. New U.S. and foreign crude oil and natural gas developments are scheduled or in progress and will add to production in the future. Exploration and production earnings will continue to be subject to changes in crude oil and natural gas selling prices (including the effects of hedging), the level of exploration spending, income taxes and other factors.

              Refining, marketing and shipping operations had income of $35 million in the second quarter of 1996 compared with $10 million in the second quarter of 1995. Refined product margins improved in the second quarter of 1996 as average refined product selling prices increased by approximately $2.00 per barrel, largely due to the selling prices of No. 2 oil and other distillates. Gasoline margins also improved in 1996 compared with 1995. The cost of crude oil increased during the quarter, but was partially offset by lower refinery expenses, including depreciation.

              In the first half of 1996, refining and marketing earnings increased by $79 million compared with the first half of 1995. Refined product margins for distillates and residual fuel oils improved significantly in the first half of 1996, largely reflecting increased weather related demand during the early part of the year. A substantial amount of income in the first half of 1996 was generated by a refining subsidiary, for which income taxes are not provided on earnings due to available loss carryforwards. Refined product sales volumes increased to 101 million barrels in the first half of 1996 from 92 million barrels in the first half of 1995.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              Corporate interest expense (after-tax) decreased by 30% in the second quarter of 1996 and 26% in the first half of 1996, compared with the corresponding periods of 1995. The decrease was primarily due to lower outstanding debt, reflecting cash flow from operations and the proceeds of asset sales. In the second half of 1996, interest expense is expected to continue to be lower than in the comparable period of 1995.

              Other corporate expenses decreased to $6 million and $11 million in the second quarter and first six months of 1996 compared with $14 million and $19 million in the corresponding periods of 1995. The decreases were primarily due to the effect of foreign source income on the provision for United States taxes.

              Sales and other operating revenues in the second quarter and first half of 1996 increased by approximately 18% in each period compared with 1995. The increases were primarily due to higher refined product selling prices and sales volumes and increased sales of natural gas, including purchased gas. Non-operating revenues include the pre-tax gain on asset sales in the first half of 1996 of $439 million and the refund of windfall profits taxes and related interest of $67 million in the first half of 1995.



         LIQUIDITY AND CAPITAL RESOURCES

              Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $576 million in the first half of 1996 compared with $716 million in the first half of 1995. The decrease was primarily due to balance sheet changes.

              The Corporation generated proceeds of approximately $860 million from the sale of its Canadian operations, certain United States producing properties, and Abu Dhabi assets in 1996. In addition, cash flow from operations for the first six months of 1996 exceeded capital expenditures. As a result, debt has been reduced by $1,097 million since December 31, 1995.

              Total debt was $1,621 million at June 30, 1996 compared with $2,718 at December 31, 1995. The debt to total capitalization ratio decreased to 34% from 50% at year-end. At June 30, 1996 the Corporation had additional borrowing capacity available under existing revolving credit agreements of $1,880 million and additional unused lines of credit under uncommitted arrangements with banks of $738 million.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              The Corporation uses futures, forwards, options and swaps to reduce the effects of fluctuations in the prices of crude oil, natural gas and refined products. These instruments are used to set the selling and purchase prices of crude oil, natural gas and refined products and the related gains or losses are an integral part of the Corporation's selling prices and costs. At June 30, 1996, the Corporation had open hedge positions equal to approximately 8% of its estimated worldwide crude oil production over the next twelve months and approximately 1% of its production for the succeeding twelve months. In certain circumstances, hedge counterparties may elect to purchase up to an additional 1% of this production. In addition, the Corporation had open option contracts, providing varying degrees of protection against declines in market prices, covering 2% of crude oil production through June 1997. The Corporation also had open contracts equal to approximately 50% of its estimated United States natural gas production over the next twelve months and approximately 27% of its production for the succeeding twelve months. In addition, the Corporation had hedges covering approximately 18% of its refining, marketing and shipping inventories and had additional short positions, principally crack spreads, approximating 3% of refined products to be manufactured in the next twelve months. As market conditions change, the Corporation will adjust its hedge positions.

              Capital expenditures in the first half of 1996 amounted to $331 million, approximately the same as in 1995. Capital expenditures for exploration and production activities were $314 million in the first half of 1996 compared with $299 million in the corresponding period of 1995.

              Capital expenditures for the remainder of 1996 are currently expected to be approximately $500 million and will be financed primarily by internally generated funds.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              As reported in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, on June 21, 1994 Region II of the Environmental Protection Agency ("EPA") commenced an administrative proceeding under Section 325 of the Emergency Planning and Community Right-to-Know Act ("EPCRA") against Registrant's wholly-owned subsidiary, Hess Oil Virgin Islands Corp. ("HOVIC"), alleging violations of Section 313 of EPCRA arising out of HOVIC's alleged failure to comply with certain reporting requirements relating to toxic chemicals manufactured or otherwise used at HOVIC's refinery. The proceedings sought civil penalties totaling $252,000 for the alleged violations. Effective May 10, 1996, HOVIC and Region II of the EPA entered into a consent agreement in full settlement of all civil liabilities that might have attached as a result of the allegations in EPA's complaint. Pursuant to the consent agreement, HOVIC paid a civil penalty of $95,000 and agreed to expend not more than $81,000 for the purchase of certain environmental remediation equipment, without admitting EPA's allegations in its complaint or EPA's findings of fact or conclusions of law in the consent agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              The Annual Meeting of Stockholders of the Registrant was held on May 1, 1996. The Inspectors of Election reported that 81,186,031 shares of Common Stock of the Registrant were represented in person or by proxy at the meeting, constituting 87.3% of the votes entitled to be cast. At the meeting, stockholders voted upon the election of six nominees for the Board of Directors for the three-year term expiring in 1999, the ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ended December 31, 1996, and the approval of the adoption by the Board of Directors of the 1995 Long-Term Incentive Plan.

              With respect to the election of directors, the inspectors of election reported as follows:

                                           For        Withhold Authority to Vote
                Name                  Nominee Listed      For Nominee Listed
                ----                  --------------      ------------------
         Bernard T. Deverin             80,533,473              652,558
         Edith E. Holiday               80,540,501              645,530
         W.S.H. Laidlaw                 80,461,442              724,589
         Roger B. Oresman               79,759,054            1,426,977
         Richard B. Sellars             80,598,987              587,044
         Robert F. Wright               80,534,256              651,775


              The inspectors further reported that 81,050,066 votes were cast for the ratification of the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1996, 79,641 votes were cast against said ratification and holders of 56,324 votes abstained.

                           PART II - OTHER INFORMATION

              The inspectors further reported that 66,508,293 votes were cast for the proposal to approve the adoption of the 1995 Long-Term Incentive Plan, 13,802,282 votes were cast against said proposal and holders of 875,456 votes abstained.

              There were no broker non-votes with respect to the election of directors, the ratification of the selection of independent auditors or the approval of the adoption of the 1995 Long-Term Incentive Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              During the second quarter of 1996, the Registrant filed a report on Form 8-K, dated April 29, 1996. Such report covered Item 2 - Acquisition or Disposition of Assets, and dealt with the sale of the Registrant's Canadian subsidiary, Amerada Hess Canada Limited, including pro-forma financial information of the Registrant.

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

                                        AMERADA HESS CORPORATION
                                        (REGISTRANT)





                                        By /s/ John B. Hess
                                           -----------------------------
                                           JOHN B. HESS
                                           CHAIRMAN OF THE BOARD AND
                                           CHIEF EXECUTIVE OFFICER



                                        By /s/ John Y. Schreyer
                                           -----------------------------
                                           JOHN Y. SCHREYER
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER




Date:  August 9, 1996

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule