Form 10-Q
period 1996-09-30
AMERADA HESS CORP
filed 1996-11-14
CIK 4447

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------    ---------------
                         COMMISSION FILE NUMBER 1-1204

                               ------------------

                            AMERADA HESS CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   13-4921002
                    (I.R.S. employer identification number)

                  1185 AVENUE OF THE AMERICAS, NEW YORK, N.Y.
                   (Address of principal executive officers)
                                     10036
                                   (Zip Code)

     (Registrant's telephone number, including area code is (212) 997-8500)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X        No
                                                ------        -------

   At September 30, 1996, 93,139,005 shares of Common Stock were outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                      (in thousands, except per share data)




                                                                THREE MONTHS                             NINE MONTHS
                                                             ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                      --------------------------------        --------------------------------
                                                           1996              1995                  1996              1995
                                                      --------------    --------------        --------------    --------------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                         $   1,746,574     $   1,641,904         $   6,055,951     $   5,307,441
  Non-operating revenues
     Asset sales                                            100,262                --               529,271                --
     Other                                                   23,060            21,349                60,978           112,195
                                                      --------------    --------------        --------------    --------------

               Total revenues                             1,869,896         1,663,253             6,646,200         5,419,636
                                                      --------------    --------------        --------------    --------------


COSTS AND EXPENSES
  Cost of products sold and operating expenses            1,284,545         1,200,956             4,526,936         3,832,837
  Exploration expenses, including dry holes                  64,464            82,379               187,639           224,266
  Selling, general and administrative expenses              149,824           170,579               451,526           474,439

  Interest expense                                           33,594            58,879               128,301           186,856
  Depreciation, depletion, amortization and
       lease impairment                                     166,733           218,603               551,841           648,329
  Provision for income taxes                                 72,909            36,440               259,706           172,549
                                                      --------------    --------------        --------------    --------------

               Total costs and expenses                   1,772,069         1,767,836             6,105,949         5,539,276
                                                      --------------    --------------        --------------    --------------


NET INCOME (LOSS)                                     $      97,827     $    (104,583)        $     540,251     $    (119,640)
                                                      ==============    ==============        ==============    ==============


NET INCOME (LOSS) PER SHARE                           $        1.05     $       (1.13)        $        5.80     $       (1.29)
                                                      ==============    ==============        ==============    ==============


WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING (FULLY DILUTED BASIS)                       93,159            93,007                93,101            92,999

COMMON STOCK DIVIDENDS PER SHARE                      $         .15     $         .15         $         .45     $         .45











          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)


                                   A S S E T S

                                                                                        SEPTEMBER 30,             DECEMBER 31,
                                                                                            1996                     1995
                                                                                      -----------------       ------------------
CURRENT ASSETS
  Cash and cash equivalents                                                           $         84,764        $          56,071
  Accounts receivable                                                                          601,931                  798,331
  Inventories                                                                                1,132,299                  838,770
  Other current assets                                                                         168,577                  269,372
                                                                                      -----------------       ------------------
               Total current assets                                                          1,987,571                1,962,544
                                                                                      -----------------       ------------------

INVESTMENTS AND ADVANCES                                                                       199,524                  185,522
                                                                                      -----------------       ------------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                           11,443,360               13,064,212
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                                       6,599,591                7,694,496
                                                                                      -----------------       ------------------
               Property, plant and equipment - net                                           4,843,769                5,369,716
                                                                                      -----------------       ------------------

DEFERRED INCOME TAXES AND OTHER ASSETS                                                         273,892                  238,588
                                                                                      -----------------       ------------------

TOTAL ASSETS                                                                          $      7,304,756        $       7,756,370
                                                                                      =================       ==================

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '  E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                                            $        536,586        $         443,513
  Accrued liabilities                                                                          579,157                  575,886
  Deferred revenue                                                                              14,633                  151,416
  Taxes payable                                                                                277,674                  239,080
  Notes payable                                                                                    - -                   90,000
  Current maturities of long-term debt                                                         114,685                  104,685
                                                                                      -----------------       ------------------
               Total current liabilities                                                     1,522,735                1,604,580
                                                                                      -----------------       ------------------

LONG-TERM DEBT                                                                               1,636,256                2,523,181
                                                                                      -----------------       ------------------

CAPITALIZED LEASE OBLIGATIONS                                                                   56,051                   64,202
                                                                                      -----------------       ------------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                                        560,659                  602,792
  Other                                                                                        326,447                  301,219
                                                                                      -----------------       ------------------
               Total deferred liabilities and credits                                          887,106                  904,011
                                                                                      -----------------       ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                                         - -                      - -
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 93,139,005 shares at September 30, 1996;
        93,011,255 shares at December 31, 1995                                                  93,139                   93,011
  Capital in excess of par value                                                               750,868                  744,252
  Retained earnings                                                                          2,515,390                2,017,064
  Equity adjustment from foreign currency translation                                         (156,789)                (193,931)
                                                                                      -----------------       ------------------
               Total stockholders' equity                                                    3,202,608                2,660,396
                                                                                      -----------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $      7,304,756        $       7,756,370
                                                                                      =================       ==================

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                         Nine Months Ended September 30
                                 (in thousands)



                                                                                             1996                   1995
                                                                                        ---------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                     $      540,251        $      (119,640)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion, amortization and lease impairment                           551,841                648,329
          Exploratory dry hole costs                                                           100,835                133,308
          Pre-tax gain on asset sales                                                         (529,271)                    --
          Changes in operating assets and liabilities                                           19,398                198,024
          Deferred income taxes and other items                                                (13,359)                60,003
                                                                                        ---------------       ----------------

               Net cash provided by operating activities                                       669,695                920,024
                                                                                        ---------------       ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                        (610,038)              (509,607)
  Proceeds from asset sales and other                                                          998,358                  3,120
                                                                                        ---------------       ----------------

               Net cash provided by (used in) investing activities                             388,320               (506,487)
                                                                                        ---------------       ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                                                         (90,046)                66,247
  Long-term borrowings                                                                             - -                 92,808
  Repayment of long-term debt and capitalized lease obligations                               (885,054)              (484,990)
  Cash dividends paid and other                                                                (55,902)               (55,790)
                                                                                        ---------------       ----------------

               Net cash used in financing activities                                        (1,031,002)              (381,725)
                                                                                        ---------------       ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          1,680                  3,773
                                                                                        ---------------       ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       28,693                 35,585

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  56,071                 53,135
                                                                                        ---------------       ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $       84,764        $        88,720
                                                                                        ===============       ================


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 1 - The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at September 30, 1996 and December 31, 1995, and the consolidated results of operations for the three and nine- month periods ended September 30, 1996 and 1995 and the consolidated cash flows for the nine-month periods ended September 30, 1996 and 1995. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Note 2 - Inventories consist of the following:

                                                            September 30,   December 31,
                                                               1996             1995
                                                            ----------       ----------
                  Crude oil and other charge stocks         $  398,934       $  240,425
                  Refined and other finished products          616,794          492,613
                  Materials and supplies                       116,571          105,732
                                                            ----------       ----------
                     Total inventories                      $1,132,299       $  838,770
                                                            ==========       ==========


Note 3  - The provision for income taxes consists of the following:

                                     Three months                   Nine months
                                   ended September 30            ended September 30
                                 -----------------------       -----------------------
                                   1996           1995           1996           1995
                                 --------       --------       --------       --------
                  Current        $ 56,756       $ 11,362       $234,532       $107,200
                  Deferred         16,153         25,078         25,174         65,349
                                 --------       --------       --------       --------
                     Total       $ 72,909       $ 36,440       $259,706       $172,549
                                 ========       ========       ========       ========



Note 4 - Foreign currency exchange transactions are reflected in selling, general and administrative expenses. The net effect of foreign currency exchange transactions, after applicable income taxes, amounted to gains of $282 and $2,925, respectively, for the three and nine-month periods ended September 30, 1996, compared to a loss of $1,135 and a gain of $359 for the corresponding periods of 1995.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 5 - The Corporation uses futures, forwards, options and swaps to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net unrealized losses on the Corporation's petroleum hedging activities were approximately $30,000 at September 30, 1996.

Note 6 - In the third quarter of 1996, certain exploration and production properties in the United States and United Kingdom were sold resulting in a net gain of $71,100. The net gain from asset sales for the nine months ended September 30, 1996 amounts to $421,200, including the sale of the Corporation's Canadian operations.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


              RESULTS OF OPERATIONS

                    Net income for the third quarter of 1996 amounted to $98
              million ($1.05 per share) compared with a net loss of $105 million ($1.13 per share) in the third quarter of 1995. The results for the third quarter of 1996 include net gains of $71 million ($.76 per share) from the sale of exploration and production properties in the United Kingdom and the United States. Special items in the third quarter of 1995 included charges for costs associated with Hurricane Marilyn of $19 million and staff reduction costs amounting to $14 million, as well as income of $7 million from a business interruption insurance recovery.

                    Net income for the first nine months of 1996 was $540
              million ($5.80 per share) compared with a net loss of $120 million ($1.29 per share) in the first nine months of 1995. Earnings for the first nine months of 1996 reflect net gains of $421 million ($4.52 per share) from the sale of exploration and production properties, including the sale of the Corporation's Canadian subsidiary. The results for the first nine months of 1995 included the 1995 special items referred to above and income of $44 million from the refund of windfall profits taxes and related interest.

                    The after-tax results by major operating activity for the
              three and nine month periods ended September 30, 1996 and 1995 were as follows (in millions):

                                                                Three months               Nine months
                                                             ended September 30          ended September 30
                                                             ------------------          ------------------
                                                           1996            1995(*)      1996            1995(*)
                                                           ----            -------      ----            -------
              Exploration and production                   $  22           $  12        $ 121           $  75
              Refining, marketing and shipping                37             (33)         116             (33)
              Corporate                                       (3)            (13)         (14)            (33)
              Interest expense                               (29)            (45)        (104)           (147)
                                                           -----           -----        -----           -----
                Income (loss), excluding special items        27             (79)         119            (138)

              Gain on asset sales                             71            --            421            --
              1995 special items, described above           --               (26)        --                18
                                                           -----           -----        -----           -----
                Net income (loss)                          $  98           $(105)       $ 540           $(120)
                                                           =====           =====        =====           =====


                    (*) Restated to conform with current period presentation.

                    Excluding special items, earnings from exploration and
              production activities increased by $10 million in the third quarter of 1996 and $46 million in the first nine months of 1996. The increases in both periods were primarily due to higher foreign crude oil selling prices.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



              RESULTS OF OPERATIONS (CONTINUED)

                    The Corporation's average selling prices, including the
              effects of hedging, were as follows:

                                                                     Three months                      Nine months
                                                                  ended September 30                ended September 30
                                                                  ------------------                ------------------
                                                                 1996            1995               1996            1995
                                                                 ----            ----               ----            ----
              Crude oil and natural gas liquids
                (per barrel)
                   United States                                $15.55          $15.85             $15.59          $15.91
                   Foreign                                       20.27           16.30              19.15           16.93

              Natural gas (per Mcf)
                   United States(*)                               2.13            1.55               2.33            1.62
                   Foreign                                        1.93            1.46               1.78            1.58

              (*) Includes sales of purchased gas.

                    The United States crude oil selling prices indicated above did not increase in 1996 because hedge positions limited the impact of increasing market prices. Hedge positions in 1995 had a positive effect on selling prices.

                    The Corporation's net daily worldwide production was as
              follows:

                                                                       Three months                     Nine months
                                                                     ended September 30               ended September 30
                                                                     ------------------               ------------------
                                                                    1996              1995           1996            1995
                                                                    ----              ----           ----            ----
              Crude oil and natural gas liquids
                (barrels per day)
                   United States                                   43,168            61,452          51,816           63,188
                   Foreign                                        167,406           202,309         182,546          188,456
                                                                  -------           -------         -------          -------
                        Total                                     210,574           263,761         234,362          251,644
                                                                  =======           =======         =======          =======

              Natural gas (Mcf per day)
                   United States                                  285,089           389,261         348,838          401,852
                   Foreign                                        166,018           399,025         352,417          451,720
                                                                  -------           -------         -------          -------
                        Total                                     451,107           788,286         701,255          853,572
                                                                  =======           =======         =======          =======


                    United States crude oil and natural gas production was lower in 1996, principally reflecting the effects of asset sales and natural decline. The decrease in foreign crude oil production reflects the sale of the Corporation's Canadian and Abu Dhabi operations in April and June of 1996, respectively, and in the third quarter of 1996, reflects a decline in United Kingdom production, largely due to operational problems on two of the Corporation's fields. The decline in foreign natural gas production is principally due to the sale of the Corporation's operations in Canada.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



              RESULTS OF OPERATIONS (CONTINUED)

                    Lower exploration expenses in the third quarter and nine
              months of 1996 were primarily attributable to foreign areas, including the United Kingdom and Denmark. Depreciation, depletion and amortization charges were also lower reflecting asset sales, lower production volumes, reduced asset carrying values and positive crude oil reserve revisions at the end of 1995. The effective income tax rate on exploration and production earnings continues to be higher than the United States statutory rate due to special petroleum taxes on certain fields in the United Kingdom and in Norway.

                    The Corporation's program to sell certain exploration
              and production assets is substantially complete. Oil and gas production in the short-term will be lower than pre-sale levels, however, net income is not expected to be materially affected. New United States and foreign crude oil and natural gas developments will add to production in the future. There is no assurance that market prices of crude oil or natural gas will continue at current levels.

                    Refining, marketing and shipping operations had income of
              $37 million in the third quarter of 1996 compared with a loss of $33 million in the third quarter of 1995. In the first nine months of 1996, refining, marketing and shipping income increased by $149 million over the comparable period of 1995. Refined product margins improved in 1996, as the average selling price increased by more than $3.00 per barrel, largely due to the improved selling prices of distillates and residual fuel oils. The cost of crude oil also increased in 1996, but was more than offset by higher selling prices. In the first nine months of 1996, a substantial amount of income was generated by a refining subsidiary, for which income taxes are not provided on earnings due to available loss carryforwards. The Corporation's inventories are accounted for on the first-in, first-out and average cost methods.

                    Refined product sales volumes increased to 140 million
              barrels in the first nine months of 1996 from 131 million barrels in the first nine months of 1995.

                    Corporate interest expense (after-tax) decreased by 36% in the third quarter of 1996 and 29% in the first nine months of 1996, compared with the corresponding periods of 1995. The decrease reflects the use of cash flow from operations and the proceeds of asset sales to reduce debt.

                    Other corporate expenses decreased to $3 million and $14
              million in the third quarter and first nine months of 1996 compared with $13 million and $33 million in the corresponding periods of 1995. The decreases were primarily due to the effect of foreign source income on the provision for United States taxes.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



              RESULTS OF OPERATIONS (CONTINUED)

                    Sales and other operating revenues in the third quarter and first nine months of 1996 increased by approximately 6% and 14%, respectively, compared to the corresponding periods of 1995. The increases were primarily due to higher refined product selling prices and sales volumes. Also contributing to the increase were higher foreign crude oil selling prices and increased domestic natural gas selling prices, particularly sales of purchased gas. Non-operating revenues include the pre-tax gain on asset sales in the first nine months of 1996 of $529 million and the refund of windfall profits taxes and related interest of $67 million in the first nine months of 1995. Selling, general and administrative expenses were lower in 1996, principally because of the $24 million pre-tax charge for staff reduction costs in the third quarter of 1995.


              LIQUIDITY AND CAPITAL RESOURCES

                    Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $670 million in the first nine months of 1996 compared with $920 million in the first nine months of 1995. The decrease was primarily due to changes in working capital items, including inventory. In 1996, the Corporation generated proceeds of $968 million from the sale of its Canadian operations, certain United States and United Kingdom producing properties, and Abu Dhabi assets. The proceeds from asset sales were used to repay debt.

                    Total debt was $1,824 million at September 30, 1996 compared with $2,718 million at December 31, 1995. The debt to total capitalization ratio decreased to 36% from 50% at year-end 1995. At September 30, 1996, the Corporation had additional borrowing capacity available under existing revolving credit agreements of $1,737 million and additional unused lines of credit under uncommitted arrangements with banks of $751 million.

                    In August 1996, the Corporation announced that its Board of
              Directors had authorized up to $250 million to repurchase shares of common stock. The stock will be purchased from time to time in the open market or as otherwise permitted under applicable rules.

                    In September 1996, the Corporation purchased a 33.33%
              interest in the Jabung Production Sharing Contract in Indonesia for $39 million. The acquisition includes proved reserves, which are in the process of being developed, and exploration prospects.

                    The Corporation uses futures, forwards, options and swaps to reduce the effects of fluctuations in the prices of crude oil, natural gas and refined products. These instruments are used to set the selling and purchase prices of crude oil, natural gas and refined products and the related gains or losses are an integral part of the Corporation's selling prices and costs. At September 30, 1996, the Corporation had open hedge positions equal to approximately 8% of its estimated worldwide crude oil production

                    PART 1 - FINANCIAL INFORMATION (CONT'D.)



              LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

              over the next twelve months and approximately 1% of its production for the succeeding twelve months. In certain circumstances, hedge counterparties may elect to purchase up to an additional 1% of this production. In addition, the Corporation had open option contracts, providing varying degrees of protection against declines in market prices, covering 1% of crude oil production through September 1997. The Corporation also had open contracts equal to approximately 10% of its estimated United States natural gas production over the next twelve months and approximately 2% of its production for the succeeding twelve months. In addition, the Corporation had hedges covering approximately 6% of its refining, marketing and shipping inventories and had additional short positions, principally crack spreads, approximating 2% of refined products to be manufactured in the next twelve months. As market conditions change, the Corporation will adjust its hedge positions.

                    Capital expenditures in the first nine months of 1996
              amounted to $610 million compared with $510 million in 1995. Capital expenditures for exploration and production activities were $574 million in the first nine months of 1996 compared with $460 million in the corresponding period of 1995.

                    Capital expenditures for the remainder of 1996 are currently expected to be approximately $250 million and will be financed primarily by internally generated funds.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

                    On September 24, 1996, Region II of the Environmental
              Protection Agency ("EPA") commenced an administrative proceeding against Registrant and its wholly-owned subsidiary, Hess Oil Virgin Islands Corp. (HOVIC). The complaint alleges that HOVIC did not determine whether two wastes generated from maintenance activities at HOVIC's petroleum refinery in St. Croix, United States Virgin Islands, were hazardous, and that on six occasions in 1994, these wastes were placed on HOVIC's land treatment units in violation of federal land disposal restrictions regulations. EPA is seeking a penalty of $165,917. HOVIC and Registrant have filed answers to the complaint, which contest the validity of EPA's allegations and the amount of the penalty assessed.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits

                    None

              (b)  Reports on Form 8-K

                    The Registrant filed no report on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMERADA HESS CORPORATION
                                                 (REGISTRANT)





                                                 By /s/ John B. Hess
                                                    ----------------------------
                                                    JOHN B. HESS
                                                    CHAIRMAN OF THE BOARD AND
                                                    CHIEF EXECUTIVE OFFICER




                                                 By /s/ John Y. Schreyer
                                                    ----------------------------
                                                    JOHN Y. SCHREYER
                                                    EXECUTIVE VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER






Date:  November 11, 1996