Form 10-K405
period 1996-12-31
AMERADA HESS CORP
filed 1997-03-26
CIK 4447

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $4,237,000,000 as of February 28, 1997.
     At February 28, 1997, 92,920,305 shares of Common Stock were outstanding. Certain items in Parts I and II incorporate information by reference from the 1996 Annual Report to Stockholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 7, 1997.
================================================================================

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

EXPLORATION AND PRODUCTION

     The Corporation's exploration and production activities are located primarily in the United States, United Kingdom, Norway and Gabon. The Corporation also conducts exploration and/or production activities in Denmark, Thailand, Indonesia and other parts of the world. Of the Company's proved reserves (on a barrel of oil equivalent basis), 35% are located in the United States, 61% are located in the United Kingdom, Norwegian and Danish sectors of the North Sea and the remainder are located in Gabon, Indonesia and Thailand. Worldwide crude oil and natural gas liquids production amounted to 236,797 barrels per day in 1996 compared with 260,460 barrels per day in 1995. Worldwide natural gas production was 684,666 Mcf per day in 1996 compared with 884,131 Mcf per day in 1995.

     At December 31, 1996, the Corporation had 578 million barrels of proved crude oil and natural gas liquids reserves compared with 695 million barrels at the end of 1995. Proved natural gas reserves were 1,866 million Mcf at December 31, 1996 compared with 2,481 million Mcf at December 31, 1995. The Corporation also has an inventory of drillable prospects in the United States, the North Sea and in other parts of the world.

     In 1996, the Corporation sold its wholly-owned subsidiary, Amerada Hess Canada Ltd., certain United States and United Kingdom producing properties and Abu Dhabi assets. Reserves sold consisted of 98 million barrels of crude oil and natural gas liquids and 598 million Mcf of natural gas, which generated proceeds of approximately $1 billion. As a result of the asset sales in the second and third quarters of 1996, worldwide production was reduced by approximately 35,000 barrels of crude oil and natural gas liquids per day and 275,000 Mcf of natural gas per day. Of that amount, 12,500 barrels of crude oil per day and 85,000 Mcf of natural gas per day related to United States operations.

     UNITED STATES. The Corporation operates principally offshore in the Gulf of Mexico and onshore in the states of Texas, Louisiana and North Dakota. During 1996, 21% of the Corporation's crude oil and natural gas liquids production and 49% of its natural gas production were from United States operations.

     The table below sets forth the Corporation's average daily net production by area in the United States:

                                                                      1996          1995
                                                                     -------       -------
    CRUDE OIL, INCLUDING CONDENSATE AND
      NATURAL GAS LIQUIDS (BARRELS PER DAY)
      Texas........................................................   19,204        23,256
      North Dakota.................................................   12,366        12,414
      Gulf of Mexico...............................................   10,642        12,114
      Louisiana....................................................    2,155         3,592
      Alaska.......................................................       --         3,133
      Other........................................................    5,758         8,497
                                                                     -------       -------
              Total................................................   50,125        63,006
                                                                     =======       =======

    NATURAL GAS (MCF PER DAY)
      Gulf of Mexico...............................................  133,878       186,427
      North Dakota.................................................   46,934        48,228
      Louisiana....................................................   46,713        54,387
      Texas........................................................   30,632        37,077
      New Mexico...................................................   22,253        23,297
      Mississippi..................................................   17,341         8,898
      California...................................................   16,870        15,144
      Oklahoma.....................................................    5,906        21,491
      Other........................................................   17,126         6,632
                                                                     -------       -------
              Total................................................  337,653       401,581
                                                                     =======       =======

     UNITED KINGDOM. The Corporation's activities in the United Kingdom are conducted by its wholly-owned subsidiary, Amerada Hess Limited. During 1996, 60% of the Corporation's crude oil and natural gas liquids production and 37% of its natural gas production were from United Kingdom operations.

     The table below sets forth the Corporation's average daily net production in the United Kingdom by field and the Corporation's interest in each at December 31, 1996:

                          PRODUCING FIELD           INTEREST           1996          1995
                                                   ----------         -------
        CRUDE OIL, INCLUDING CONDENSATE AND
          NATURAL GAS LIQUIDS (BARRELS PER DAY)
          Scott..................................     34.95%           51,877        64,209
          Fife/Fergus............................     85.00/65.00      31,430        13,123
          Beryl/Ness.............................     20.00            19,037        18,442
          Ivanhoe/Rob Roy/Hamish.................     42.08            14,163        18,227
          Arbroath/Montrose/Arkwright............     28.21             9,320        10,484
          Hudson.................................     28.00             8,343         9,813
          Other..................................  Various              7,184         8,031
                                                                      -------       -------
               Total.............................                     141,354       142,329
                                                                      =======       =======
        NATURAL GAS (MCF PER DAY)
          Beryl/Ness.............................     20.00%           45,581        46,725
          Everest/Lomond.........................     18.67/16.67      44,591        42,491
          Davy/Bessemer..........................     27.78/23.08      40,551        11,812
          Leman..................................     21.74            37,967        46,241
          Indefatigable..........................     23.08            32,736        27,409
          Scott..................................     34.95            22,760        28,913
          Other..................................  Various             29,797        35,716
                                                                      -------       -------
               Total.............................                     253,983       239,307
                                                                      =======       =======

     NORWAY. The Corporation's activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/S. The Corporation's Norwegian operations accounted for crude oil and natural gas liquids production of 29,188 and 26,990 net barrels per day in 1996 and 1995, respectively. Approximately 60% of this production is from the Corporation's 28.09% interest in the Valhall Field.

     GABON. The Corporation has a 5.5% interest in the Rabi Kounga oil field onshore Gabon. The Corporation's share of production from Gabon averaged 9,725 and 9,468 net barrels of crude oil per day in 1996 and 1995, respectively.

REFINING AND MARKETING

     The Corporation's refining facilities are located in St. Croix, United States Virgin Islands and Port Reading, New Jersey. Total crude runs averaged 396,000 barrels per day in 1996 and 377,000 barrels per day in 1995. The Corporation's Virgin Islands refinery was supplied principally under contracts of one year or less with third parties and through spot purchases on the open market. In 1996, the Corporation's production supplied less than 5% of its crude runs. Approximately 80% of the refined products marketed in 1996 was obtained from the Corporation's refineries. The Corporation purchased the balance from others under short-term supply contracts and by spot purchases from various sources. Sales of refined products averaged 495,000 barrels per day in 1996 compared with 487,000 barrels per day in 1995.

     HESS OIL VIRGIN ISLANDS REFINERY. The Corporation owns and operates a petroleum refinery in St. Croix, United States Virgin Islands through its wholly-owned subsidiary, Hess Oil Virgin Islands Corp. ("HOVIC"). In 1996, refined products produced were approximately 69% gasoline and distillates, 10% refinery feedstocks and the remainder principally residual fuel oil. In addition to crude distillation capacity, the refinery has a fluid catalytic cracking unit, which has a current operating rate of approximately 125,000 barrels per day.

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

     PORT READING FACILITY. The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey, which processes vacuum gas oil and operates at a rate of approximately 58,000 barrels per day. The Port Reading facility primarily produces gasoline and heating oil.

     MARKETING. The Corporation markets refined petroleum products principally on the East Coast of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, commercial airlines, governmental agencies and public utilities.

     At December 31, 1996, the Corporation had 548 HESS(R) gasoline stations of which approximately 80% were operated by the Corporation. Most of the Corporation's stations are concentrated in highly-populated, urban areas, principally in New York, New Jersey and Florida. Of the Corporation's stations, 178 have HESS MART(R) convenience stores. The Corporation owns in fee approximately 75% of the properties on which its stations are located. The Corporation also has 41 terminals located throughout its marketing area, with aggregate storage capacity of approximately 45 million barrels.

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

     The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries ("OPEC"), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production, oil prices, and other matters has a significant impact on oil markets and the Corporation. The derivatives markets are also important in influencing the prices of crude oil, natural gas and refined products. The Corporation cannot predict the extent to which future market conditions may be affected by OPEC, the derivatives markets or other external influences.

     Selling prices and margins of refined products are subject to changing market conditions. Supply and demand factors, including the effects of weather, will continue to affect refined product markets. As a result, the Corporation's earnings will continue to be volatile.

OTHER ITEMS

     The Corporation's operations may be affected by federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, and changes in import regulations, as well as other political developments. The Corporation has been affected by certain of these events in various countries in which it operates. The Corporation markets motor fuels through lessee-dealers and wholesalers in certain states where legislation prohibits producers or refiners of crude oil from directly engaging in retail marketing of motor fuels. Similar legislation has been periodically proposed in the U.S. Congress and in various other states. The Corporation, at this time, cannot predict the effect of any of the foregoing on its future operations.

     Compliance with various environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a materially adverse effect on the Corporation's earnings and competitive position within the industry. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $7 million in 1996 and the Corporation anticipates comparable capital expenditures in 1997. In addition, the Corporation expended $13 million in 1996 for environmental remediation, with a comparable amount anticipated for 1997.

     The number of persons employed by the Corporation averaged 9,085 in 1996 and 9,574 in 1995.

     Additional operating and financial information relating to the business and properties of the Corporation appears in the text on page 6 under the heading "United States Exploration and Production," on pages 9 and 10 under the heading "International Exploration and Production," on pages 13 and 14 under the heading "Refining and Marketing," on pages 17 through 21 under the heading "Financial Review" and on pages 22 through 47 of the accompanying 1996 Annual Report to Stockholders, which information is incorporated herein by reference.*
--------------------------------------------------------------------------------

* Except as to information specifically incorporated herein by reference under Items 1, 2, 5, 6, 7 and 8, no other information or data appearing in the 1996 Annual Report to Stockholders is deemed to be filed with the Securities and Exchange Commission (SEC) as part of this Annual Report on Form 10-K, or otherwise subject to the SEC's regulations or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

     Reference is made to Item 1 and the operating and financial information relating to the business and properties of the Corporation, which is incorporated in Item 1 by reference.

     Additional information relating to the Corporation's oil and gas operations follows.

1. OIL AND GAS RESERVES

     The Corporation's net proved oil and gas reserves at the end of 1996, 1995 and 1994 are presented under Supplementary Oil and Gas Data in the accompanying 1996 Annual Report to Stockholders, which has been incorporated herein by reference.

     During 1996, the Corporation provided oil and gas reserve estimates for 1995 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

     The Corporation has no long-term contracts or agreements to sell fixed quantities of its crude oil production. Approximately 60% of the Corporation's 1996 natural gas sales were made under long-term contracts to various purchasers. Contractual commitments in 1997 (which are expected to be comparable to 1996) will be filled from the Corporation's production and from contractual purchases.

2. AVERAGE SELLING PRICES AND AVERAGE PRODUCTION COSTS

                                                      1996       1995       1994
--------------------------------------------------------------------------------
Average selling prices (Note A)
     Crude oil, including condensate and natural
       gas liquids (per barrel)
          United States..........................    $ 16.49    $ 15.82    $ 15.43
          Europe.................................      20.23      17.05      15.96
          Canada.................................      17.83      15.77      15.94
          Other areas............................      20.18      16.79      15.45

          Average................................      19.41      16.68      15.78

     Natural gas (per Mcf)
          United States (Note B).................    $  2.43    $  1.70    $  1.91
          Europe.................................       2.05       2.05       2.04
          Canada.................................       1.35       1.02       1.36

          Average................................       2.31       1.67       1.86

--------------------------------------------------------------------------------

     Note A: Includes inter-company transfers valued at approximate market prices and the effect of the Corporation's hedging activities.

     Note B: Includes sales of purchased gas.

                                                      1996      1995      1994
-------------------------------------------------------------------------------

Average production (lifting) costs per barrel of
  production (Note C)
          United States..........................    $ 4.56    $ 4.29    $ 4.10
          Europe.................................      5.30      4.34      4.37
          Canada.................................      2.74      2.65      2.98
          Other areas............................      2.81      3.41      3.08

          Average................................      4.88      4.09      4.06

--------------------------------------------------------------------------------

     Note C: Production (lifting) costs consist of amounts incurred to operate and maintain the Corporation's producing oil and gas wells, related equipment and facilities (including lease costs of floating production and storage facilities) and production and severance taxes. The average production costs per barrel reflect the crude oil equivalent of natural gas production converted on the basis of relative energy content.

     The foregoing tabulation does not include substantial costs and charges applicable to finding and developing proved oil and gas reserves, nor does it reflect significant outlays for related general and administrative expenses, interest expense and income taxes.

3. GROSS AND NET DEVELOPED ACREAGE AND PRODUCTIVE WELLS AT DECEMBER 31, 1996

                                          DEVELOPED
                                           ACREAGE               PRODUCTIVE WELLS (NOTE A)
                                        APPLICABLE TO      -------------------------------------
                                       PRODUCTIVE WELLS
                                        (IN THOUSANDS)            OIL                 GAS
                                                           -----------------    ----------------
------------------------------------------------------------------------------------------------
                                       GROSS      NET       GROSS      NET      GROSS      NET
                                       ------    ------    -------    ------    ------    ------
United States......................     1,880       544      2,761       797       790       426
Europe.............................       637       141        346        51       143        29
Other areas........................        55         8        103         6         -         -
                                       ------    ------    -------    ------    ------    ------
          Total....................     2,572       693      3,210       854       933       455
                                        =====     =====     ======     =====     =====     =====

--------------------------------------------------------------------------------

     Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 84 gross wells and 47 net wells.

4. GROSS AND NET UNDEVELOPED ACREAGE AT DECEMBER 31, 1996

                                                    UNDEVELOPED
                                                      ACREAGE
                                                  (IN THOUSANDS)
                                                 -----------------
                                                  GROSS      NET

--------------------------------------------------------------------------------

United States................................      1,314       891
Europe.......................................      8,107     2,779
Other areas..................................     16,712     4,676
                                                 -------    ------
          Total..............................     26,133     8,346
                                                  ======     =====

--------------------------------------------------------------------------------

5. NUMBER OF NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                       NET EXPLORATORY WELLS      NET DEVELOPMENT WELLS
                                       ----------------------     ----------------------
                                       1996     1995     1994     1996     1995     1994
-----------------------------------
Productive wells
     United States.................      8       20       10       22       25       27
     Europe........................      6        3        5       12       10        6
     Canada........................      7        3        9        8       12       13
     Other areas...................      -        -        1        1        1        1
                                       ----     ----     ----     ----     ----     ----
          Total....................     21       26       25       43       48       47
                                       ----     ----     ----     ----     ----     ----
Dry holes
     United States.................     22       24       17        -        3        -
     Europe........................      8        6        1        2        -        -
     Canada........................      5       14        5        1        2        1
     Other areas...................      2        1        -        -        -        -
                                       ----     ----     ----     ----     ----     ----
          Total....................     37       45       23        3        5        1
                                       ----     ----     ----     ----     ----     ----
Total..............................     58       71       48       46       53       48
                                       ====     ====     ====     ====     ====     ====

--------------------------------------------------------------------------------

6. NUMBER OF WELLS IN PROCESS OF DRILLING AT DECEMBER 31, 1996

                                                     GROSS      NET
                                                     WELLS     WELLS

--------------------------------------------------------------------------------

United States....................................      13         7
Europe...........................................      13         2
Other areas......................................       2         -
                                                     -----     -----
          Total..................................      28         9
                                                     ====      ====

--------------------------------------------------------------------------------

7. NUMBER OF WATERFLOODS AND PRESSURE MAINTENANCE PROJECTS IN PROCESS OF INSTALLATION AT
   DECEMBER 31, 1996 -- None

--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant and its wholly-owned subsidiary, Hess Oil Virgin Islands Corp. ("HOVIC") had been under investigation by a grand jury in, and by the United States Attorney's Office for, the District of New Jersey, and by a grand jury in, and by the United States Attorney's Office for, the District of Arizona and by the Environmental Crimes Unit of the United States Department of Justice. The focus of these investigations concerned the storage and shipment of allegedly hazardous waste. The waste at issue, spent distillate desulfurizer catalyst, was shipped from the HOVIC refinery in St. Croix, U.S. Virgin Islands, to various locations in the United States, including Arizona. The investigations sought to determine whether criminal violations of the Resource Conservation and Recovery Act ("RCRA") and other federal laws occurred in connection with the handling and transportation of the alleged hazardous waste.

     In December 1996, HOVIC entered into a plea agreement with United States Attorneys for the Districts of New Jersey, Arizona and the Virgin Islands, the Southern District of Texas and the Western District of Louisiana, the U.S. Environmental Protection Agency - Region II (the "EPA") and the U.S. Department of Justice, Environmental and Natural Resource Division (collectively, the "United States"). Pursuant to the plea agreement, which was approved by the United States District Court for the District of New Jersey, HOVIC entered a guilty plea to a one-count information charging it with causing hazardous waste to be transported without a manifest in violation of Title 42, United States Code, Section 6928(d)(5), a provision of RCRA. Under the plea agreement, the United States agreed that it will not bring any further charges against

HOVIC, Registrant or HOVIC's affiliates or any of their respective present or former employees for any criminal violations arising out of or related to: the generation, treatment, storage, transportation and disposal of spent refinery catalyst generated at the HOVIC refinery between April 1990 and January 1992 and transported to certain locations in Texas and Arizona specified in the plea agreement between December 1991 and May 1992; the reporting of or failure to report the release of benzene in connection with the spent catalyst described above; written or oral statements or testimony concerning the spent catalyst described above; or the filing of the 1990/1991 and 1992/1993 EPA Biennial reports filed by HOVIC or Registrant.

     The sentence agreed to be imposed upon HOVIC under the plea agreement, which was approved and imposed by the District Court, as a result of HOVIC's plea of guilty was as follows: (i) HOVIC paid a criminal fine of $3,000,000;
(ii) HOVIC paid $2,300,000 in restitution/community service to be disbursed in accordance with the plea agreement; and (iii) HOVIC further agreed to comply with EPA reporting requirements contained in the plea agreement relating to spent distillate desulfurizer catalyst at the HOVIC refinery.

     Under the plea agreement, it is agreed that the entry of this plea shall not affect the consideration of the EPA of any permit or application. HOVIC and the EPA have also separately agreed that the entry of this plea shall not result in a civil debarment of HOVIC, Registrant or HOVIC's affiliates, provided that HOVIC materially complies with the reporting requirements of the plea agreement. If it is determined that HOVIC or Registrant has materially failed to comply with any provision of the plea agreement, the United States shall be released from its commitments under the plea agreement and shall so notify HOVIC in writing.

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

     On September 24, 1996, the EPA commenced an administrative proceeding against Registrant and HOVIC. The complaint alleges that HOVIC did not determine whether two wastes generated from maintenance activities at HOVIC's refinery were hazardous, and that on six occasions in 1994, these wastes were placed on HOVIC's land treatment units in violation of federal land disposal restrictions regulations. EPA is seeking a penalty of $165,917. HOVIC and Registrant are engaging in settlement discussions with EPA regarding this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents information as of February 1, 1997 regarding executive officers of the Registrant:

                                                                                       YEAR
                                                                                    INDIVIDUAL
                                                                                    BECAME AN
                                                                                    EXECUTIVE
             NAME            AGE                    OFFICE HELD*                     OFFICER
   --------------------------------------------------------------------------------------------
   John B. Hess............  42     Chairman of the Board, Chief Executive               1983
                                    Officer and Director
   W. S. H. Laidlaw........  41     President, Chief Operating Officer and               1986
                                    Director
   Leon Hess...............  82     Chairman of the Executive Committee and              1969
                                      Director
   H. W. McCollum..........  83     Chairman of the Finance Committee and                1969
                                    Director
   J. Barclay Collins II...  52     Executive Vice President, General Counsel and        1986
                                      Director
   John Y. Schreyer........  57     Executive Vice President, Chief Financial            1990
                                    Officer and Director
   Alan A. Bernstein.......  52     Senior Vice President                                1987
   Marco B. Bianchi........  57     Senior Vice President and Director                   1986
   F. Lamar Clark..........  63     Senior Vice President                                1990
   Neal Gelfand............  52     Senior Vice President                                1980
   Daniel F. McCarthy......  52     Senior Vice President                                1995
   Lawrence H. Ornstein....  45     Senior Vice President                                1995
   Rene L. Sagebien........  56     Senior Vice President                                1990
   F. Borden Walker........  43     Senior Vice President                                1996
   Gerald A. Jamin.........  55     Treasurer                                            1985

--------------------------------------------------------------------------------

     * All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant, and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 1, 1996, except that Mr. Walker was elected to his present office by the Board of Directors at its regular meeting on August 7, 1996. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 7, 1997.

     Except for Mr. Walker, each of the above officers has been employed by the Registrant in various managerial and executive capacities for more than five years. Prior to his employment with the Registrant in August 1996, Mr. Walker had been a general manager in the areas of gasoline marketing, convenience store development and advertising at Mobil Corporation.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 1996 and 1995, dividend payments and restrictions thereon and the number of holders of Common Stock is presented on page 21 (Financial Review), page 29 (Long-Term Debt) and on page 44 (Ten-Year Summary of Financial Data) of the accompanying 1996 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     A Ten-Year Summary of Financial Data is presented on pages 42 through 45 of the accompanying 1996 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is presented on pages 17 through 21 of the accompanying 1996 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, including the Report of Ernst & Young LLP, Independent Auditors, the Supplementary Oil and Gas Data (unaudited) and the Quarterly Financial Data (unaudited) are presented on pages 21 through 41 of the accompanying 1996 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            ------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 7, 1997.

     Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to "Election of Directors-Executive Compensation and Other Information," other than information under "Compensation Committee Report on Executive Compensation" and "Performance Graph" included therein, from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 7, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Election of Directors-Ownership of Voting Securities by Certain Beneficial Owners" and "Election of Directors-Ownership of Equity Securities by Management" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 7, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 7, 1997.

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

         3. EXHIBITS

                    3 (1)    - Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1988.
                    3 (2)    - By-Laws of Registrant incorporated by reference to Exhibit 3(2) of
                               Form 10-K of Registrant for the fiscal year ended December 31,
                               1985.
                    4 (1)    - Note and Warrant Purchase Agreement, dated June 27, 1991 (including the form of the Common Stock Purchase Warrant expiring June 27,
                               2001, included as Exhibit B thereof) incorporated by reference to
                               Exhibit 4 of Form 10-Q of Registrant for the three months ended
                               June 30, 1991.
                    4 (2)    - Amendment, dated as of May 15, 1992 to the Note and Warrant
                               Purchase Agreement, dated June 27, 1991 (including the form of the common stock purchase warrant expiring June 27, 2001, included as
                               Exhibit B thereof), incorporated by reference to Exhibit 19 of
                               Form 10-Q of Registrant for the three months ended June 30, 1992.
                             - Other instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of
                               Registrant and its subsidiaries on a consolidated basis.
                               Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of
                               Registrant and its subsidiaries upon request.
                   10(1)     - Extension and Amendment Agreement between the Government of the
                               Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the
                               three months ended June 30, 1981.
                   10(2)     - Restated Second Extension and Amendment Agreement dated July 27,
                               1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form
                               10-Q of Registrant for the three months ended September 30, 1990.
                   10(3)     - Technical Clarifying Amendment dated as of November 17, 1993 to
                               Restated Second Extension and Amendment Agreement between the
                               Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                               incorporated by reference to Exhibit 10(3) of Form 10-K of
                               Registrant for the fiscal year ended December 31, 1993.
                   10(4)*    - Incentive Compensation Award Plan for Key Employees of Amerada Hess
                               Corporation and its subsidiaries incorporated by reference to
                               Exhibit 10(2) of Form 10-K of Registrant for the fiscal year ended
                               December 31, 1980.
                   10(5)*    - Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.

                   10(6)*    - Executive Long-Term Incentive Compensation and Stock Ownership Plan
                               of Registrant dated June 3, 1981 incorporated by reference to
                               Exhibit 10(5) of Form 10-Q of Registrant for the three months ended June 30, 1981.
                   10(7)*    - Amendment dated as of December 5, 1990 to the Executive Long-Term
                               Incentive Compensation and Stock Ownership Plan of Registrant
                               incorporated by reference to Exhibit 10(9) of Form 10-K of
                               Registrant for the fiscal year ended December 31, 1990.
                   10(8)*    - Amerada Hess Corporation Pension Restoration Plan dated January 19,
                               1990 incorporated by reference to Exhibit 10(9) of Form 10-K of
                               Registrant for the fiscal year ended December 31, 1989.
                   10(9)*    - Letter Agreement dated August 8, 1990 between Registrant and Mr.
                               John Y. Schreyer relating to Mr. Schreyer's participation in the
                               Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the
                               fiscal year ended December 31, 1991.
                   10(10)*   - 1995 Long-Term Incentive Plan, as amended, incorporated by reference to Appendix A of Registrant's definitive proxy statement dated March 28, 1996 for the Annual Meeting of Stockholders held on May 1, 1996.
                   13        - 1996 Annual Report to Stockholders of Registrant.
                   21        - Subsidiaries of Registrant.
                   23        - Consent of Ernst & Young LLP, Independent Auditors, dated March 21,
                               1997, to the incorporation by reference in Registrant's
                               Registration Statements on Form S-8 (Nos. 33-39816 and 33-65115)
                               of its report relating to Registrant's financial statements, which consent appears on page F-2 herein.
                   27        - Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.

     (B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of Registrant's fiscal year ended December 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 21ST DAY OF MARCH 1997.

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

                  SIGNATURE                               TITLE                    DATE
----------------------------------------------------------------------------------------------
                                                  Director, Chairman of
                                                      the Board and
                                                 Chief Executive Officer
               /s/ JOHN B. HESS              (Principal Executive Officer)    March 21, 1997
 ...........................................
               (JOHN B. HESS)

                                              Director, President and Chief
             /s/ W.S.H. LAIDLAW                   Operating Officer           March 21, 1997
 ...........................................
              (W.S.H. LAIDLAW)

            /s/ MARCO B. BIANCHI                        Director              March 21, 1997
 ...........................................
             (MARCO B. BIANCHI)

           /s/ NICHOLAS F. BRADY                        Director              March 21, 1997
 ...........................................
             (NICHOLAS F. BRADY)

         /s/ J. BARCLAY COLLINS II                      Director              March 21, 1997
 ...........................................
           (J. BARCLAY COLLINS II)

             /s/ PETER S. HADLEY                        Director              March 21, 1997
 ...........................................
              (PETER S. HADLEY)

               /s/ LEON HESS                            Director              March 21, 1997
 ...........................................
                 (LEON HESS)

           /s/ EDITH E. HOLIDAY                         Director              March 21, 1997
 ...........................................
             (EDITH E. HOLIDAY)

                                                        Director              March 21, 1997
 ...........................................
            (WILLIAM R. JOHNSON)

                                                        Director              March 21, 1997
 ...........................................
              (THOMAS H. KEAN)

             /s/ H. W. MCCOLLUM                         Director              March 21, 1997
 ...........................................
              (H. W. MCCOLLUM

           /s/ ROGER B. ORESMAN                         Director              March 21, 1997
 ...........................................
             (ROGER B. ORESMAN)

                  SIGNATURE                               TITLE                    DATE
----------------------------------------------------------------------------------------------
                                                Director, Executive Vice
                                                        President
                                               and Chief Financial Officer
                                                (Principal Accounting and
                 /s/ JOHN Y. SCHREYER              Financial Officer)         March 21 1997
 ............................................................................................................
             (JOHN Y. SCHREYER)

                                                        Director              March 21, 1997
 ............................................................................................................
            (WILLIAM I. SPENCER)

                 /s/ ROBERT N. WILSON                   Director              March 21, 1997
 ............................................................................................................
             (ROBERT N. WILSON)

                 /s/ ROBERT F. WRIGHT                   Director              March 21, 1997
 ............................................................................................................
             (ROBERT F. WRIGHT)
----------------------------------------------------------------------------------------------

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                    PAGE
                                                                                   NUMBER
---------------------------------------------------------------------------------

Consolidated Balance Sheet at December 31, 1996 and 1995.........................     *
Statement of Consolidated Income for each of the three years in the period ended
  December 31, 1996..............................................................     *
Statement of Consolidated Retained Earnings for each of the three years in the
  period ended December 31, 1996.................................................     *
Statement of Consolidated Cash Flows for each of the three years in the period
  ended December 31, 1996........................................................     *
Statement of Consolidated Changes in Common Stock and Capital in Excess of Par
  Value for each of the three years in the period ended December 31, 1996........     *
Notes to Consolidated Financial Statements.......................................     *
Report of Ernst & Young LLP, Independent Auditors................................     *
Quarterly Financial Data.........................................................     *
Supplementary Oil and Gas Data...................................................     *
Consent of Independent Auditors..................................................    F-2
Schedules........................................................................     **

--------------------------------------------------------------------------------

     * The financial statements and notes thereto together with the Report of Ernst & Young LLP, Independent Auditors, on pages 22 through 36, the Quarterly Financial Data (unaudited) on page 21, and the Supplementary Oil and Gas Data (unaudited) on pages 37 through 41 of the accompanying 1996 Annual Report to Stockholders are incorporated herein by reference.

     ** All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Amerada Hess Corporation of our report dated February 14, 1997, included in the 1996 Annual Report to Stockholders of Amerada Hess Corporation.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 33-39816 and 33-65115) pertaining to the Amerada Hess Corporation Employees' Savings and Stock Bonus Plan and the 1995 Long-Term Incentive Plan, of our report dated February 14, 1997, with respect to the consolidated financial statements incorporated herein by reference.

                                                   /s/ ERNST & YOUNG LLP
                                                       ERNST & YOUNG LLP
New York, N.Y.
March 21, 1997

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
                     and Mr. John Y. Schreyer relating to Mr. Schreyer's
                     participation in the Amerada Hess Corporation Pension
                     Restoration Plan incorporated by reference to Exhibit
                     10(11) of Form 10-K of Registrant for the fiscal year
                     ended December 31, 1991.
        10(10)* --   1995 Long-Term Incentive Plan, as amended, incorporated by reference to Appendix A of Registrant's definitive proxy
                     statement dated March 28, 1996 for the Annual Meeting of
                     Stockholders held on May 1, 1996.
        13        -- 1996 Annual Report to Stockholders of Registrant.
        21        -- Subsidiaries of Registrant.
        23        -- Consent of Ernst & Young LLP, Independent Auditors, dated
                     March 21, 1997, to the incorporation by reference in
                     Registrant's Registration Statements on Form S-8 (Nos.
                     33-39816 and 33-65115) of its report relating to
                     Registrant's financial statements, which consent appears
                     on page F-2 herein.
        27        -- Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.