Form 10-Q
period 1997-03-31
AMERADA HESS CORP
filed 1997-05-13
CIK 4447

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       ---------------  ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X     No
                                                   -----     -----

     At March 31, 1997, 92,806,305 shares of Common Stock were outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                           Three Months Ended March 31
                      (in thousands, except per share data)



                                                                    1997          1996
                                                                ----------    ----------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                                   $2,396,830    $2,214,537
  Non-operating revenues                                            19,268        18,011
                                                                ----------    ----------
               Total revenues                                    2,416,098     2,232,548
                                                                ----------    ----------
COSTS AND EXPENSES
  Cost of products sold and operating expenses                   1,870,899     1,644,871
  Exploration expenses, including dry holes                         50,180        61,686
  Selling, general and administrative expenses                     149,074       150,132

  Interest expense                                                  33,652        52,805
  Depreciation, depletion, amortization and lease impairment       197,495       201,549
  Provision for income taxes                                       110,210        55,528
                                                                ----------    ----------
               Total costs and expenses                          2,411,510     2,166,571
                                                                ----------    ----------
NET INCOME                                                      $    4,588    $   65,977
                                                                ==========    ==========
NET INCOME PER SHARE                                            $      .05    $      .71
                                                                ==========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       93,010        93,001

COMMON STOCK DIVIDENDS PER SHARE                                $      .15    $      .15

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)

                                   A S S E T S

                                                                               March 31,      December 31,
                                                                                 1997             1996
                                                                             ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                                  $    299,727     $    112,522
  Accounts receivable                                                             673,636          848,129
  Inventories                                                                     966,254        1,272,312
  Other current assets                                                            141,638          193,881
                                                                             ------------     ------------
               Total current assets                                             2,081,255        2,426,844
                                                                             ------------     ------------
INVESTMENTS AND ADVANCES                                                          215,860          218,573
                                                                             ------------     ------------
PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                              11,847,685       11,902,419
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                          7,023,692        6,995,136
                                                                             ------------     ------------
               Property, plant and equipment - net                              4,823,993        4,907,283
                                                                             ------------     ------------
DEFERRED INCOME TAXES AND OTHER ASSETS                                            257,747          231,781
                                                                             ------------     ------------
TOTAL ASSETS                                                                 $  7,378,855     $  7,784,481
                                                                             ============     ============
    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '  E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                                   $    531,658     $    666,172
  Accrued liabilities                                                             459,295          501,369
  Deferred revenue                                                                 50,403          103,031
  Taxes payable                                                                   340,412          258,723
  Notes payable                                                                        --           18,000
  Current maturities of long-term debt                                            189,685          189,685
                                                                             ------------     ------------
               Total current liabilities                                        1,571,453        1,736,980
                                                                             ------------     ------------
LONG-TERM DEBT                                                                  1,504,665        1,660,998
                                                                             ------------     ------------
CAPITALIZED LEASE OBLIGATIONS                                                      48,737           50,818
                                                                             ------------     ------------
DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                           593,114          616,900
  Other                                                                           341,917          335,154
                                                                             ------------     ------------
               Total deferred liabilities and credits                             935,031          952,054
                                                                             ------------     ------------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                             --               --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 92,806,305 shares at March 31, 1997;
        93,073,305 shares at December 31, 1996                                     92,806           93,073
  Capital in excess of par value                                                  752,498          754,559
  Retained earnings                                                             2,592,023        2,613,920
  Equity adjustment from foreign currency translation                            (118,358)         (77,921)
                                                                             ------------     ------------
               Total stockholders' equity                                       3,318,969        3,383,631
                                                                             ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  7,378,855     $  7,784,481
                                                                             ============     ============

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                           Three Months Ended March 31
                                 (in thousands)



                                                                           1997          1996
                                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $   4,588     $  65,977
  Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation, depletion, amortization and lease impairment      197,495       201,549
          Exploratory dry hole costs                                       24,926        39,199
          Changes in operating assets and liabilities                     388,024       (47,487)
          Deferred income taxes and other items                            (2,317)      (35,374)
                                                                        ---------     ---------
               Net cash provided by operating activities                  612,716       223,864
                                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                   (219,537)     (158,190)
  Proceeds from asset sales and other                                      12,101        11,873
                                                                        ---------     ---------
               Net cash used in investing activities                     (207,436)     (146,317)
                                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in notes payable                                               (18,000)      (68,556)
  Long-term borrowings                                                         --       196,866
  Repayment of long-term debt                                            (156,524)     (163,828)
  Cash dividends paid                                                     (27,893)      (27,868)
  Common stock acquired                                                   (13,936)           --
                                                                        ---------     ---------
               Net cash used in financing activities                     (216,353)      (63,386)
                                                                        ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (1,722)        1,460
                                                                        ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 187,205        15,621

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            112,522        56,071
                                                                        ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 299,727     $  71,692
                                                                        =========     =========

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)




Note 1 - The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at March 31, 1997 and December 31, 1996, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1997 and 1996. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

         Certain notes and other information have been condensed or omitted from these interim financial statements. Such statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 1996 Annual Report to Stockholders, which have been incorporated by reference in the Corporation's Form 10-K for the year ended December 31, 1996.


Note 2 - Inventories consist of the following:

                                                March 31,    December 31,
                                                  1997           1996
                                                ---------    ------------
         Crude oil and other charge stocks      $340,291      $  441,071
         Refined and other finished products     530,998         734,141
         Materials and supplies                   94,965          97,100
                                                --------      ----------
            Total inventories                   $966,254      $1,272,312
                                                ========      ==========

Note 3 - The provision for income taxes consisted of the following:

                                                   Three months
                                                  ended March 31
                                            --------------------------
                                              1997              1996
                                            --------          --------
         Current                            $100,786          $ 75,784
         Deferred                              9,424           (20,256)
                                            --------          --------
            Total                           $110,210          $ 55,528
                                            ========          ========

Note 4 - Foreign currency exchange transactions are reflected in selling, general and administrative expenses. The net effect, after applicable income taxes, amounted to gains of $1,383 and $2,127, respectively, for the three-month periods ended March 31, 1997 and 1996.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 5 - The Corporation uses futures, forwards, options and swaps to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net deferred gains resulting from the Corporation's petroleum hedging activities were approximately $11,000 at March 31, 1997, including $10,000 of unrealized gains.


Note 6 - Interest cost related to certain long-term construction projects has been capitalized in accordance with FAS No. 34. During the quarter ended March 31, 1997, $1,517 of interest cost was capitalized. There was no interest capitalized for the corresponding period of 1996.

                    PART I - FINANCIAL INFORMATION (CONT'D.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

        RESULTS OF OPERATIONS

            Net income for the first quarter of 1997 amounted to $5 million ($.05 per share) compared with net income of $66 million ($.71 per share) in the first quarter of 1996.

            The after-tax results by major operating activity for the first quarters of 1997 and 1996 were as follows (in millions):

                                                         Three months
                                                        ended March 31
                                                       ---------------
                                                       1997       1996
                                                       ----       ----
         Exploration and production                    $ 97       $ 68
         Refining, marketing and shipping               (56)        44
         Corporate                                       (7)        (5)
         Interest expense                               (29)       (41)
                                                       ----       ----
                                                       $  5       $ 66
                                                       ====       ====

            Earnings from exploration and production activities increased by $29 million in the first quarter of 1997, primarily due to higher average worldwide crude oil selling prices. The Corporation's average selling prices, including the effects of hedging, were as follows:

                                                       Three months
                                                      ended March 31
                                                   --------------------
                                                     1997        1996
                                                   --------    --------
         Crude oil and natural gas liquids
           (per barrel)
            United States                          $  20.68    $  15.81
            Foreign                                   21.43       18.21

         Natural gas (per Mcf)
            United States (*)                          2.73        2.63
            Foreign                                    2.36        1.73

            (*) Includes sales of purchased gas.

            A portion of the increase in the United States crude oil selling price indicated above reflects improved hedging results in 1997. The increase in the average foreign natural gas price in 1997 reflects the absence of sales of lower priced Canadian gas as a result of the sale of the Corporation's Canadian operations in April 1996.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

            The Corporation's net daily worldwide production was as follows:

                                                      Three months
                                                     ended March 31
                                                  ------------------
                                                    1997       1996
                                                  -------    -------
            Crude oil and natural gas liquids
              (barrels per day)
               United States                       42,876     57,176
               Foreign                            191,878    197,424
                                                  -------    -------
                 Total                            234,754    254,600
                                                  =======    =======
            Natural gas (Mcf per day)
               United States                      325,955    401,011
               Foreign                            323,291    576,909
                                                  -------    -------
                 Total                            649,246    977,920
                                                  =======    =======

            United States crude oil and natural gas production was lower in 1997, principally reflecting asset sales in the second and third quarters of 1996. The decrease in foreign crude oil production reflects the sales of the Canadian and Abu Dhabi operations in 1996, partially offset by increased production in the United Kingdom. Lower foreign natural gas production in 1997 reflects the sale of operations in Canada and reduced demand for natural gas in the United Kingdom.

            Depreciation, depletion, amortization and lease impairment charges were lower in the first quarter of 1997, reflecting the lower production volumes noted above. Exploration expenses were lower in the United States in the first quarter of 1997, partially offset by increases in international exploration areas. The effective income tax rate on exploration and production earnings exceeds the United States statutory rate, due to special petroleum taxes in Norway and on certain fields in the United Kingdom.

            The Corporation's exploration and production earnings are subject to changes in the selling prices of crude oil and natural gas, the level of exploration spending, the extent of field maintenance, particularly in the North Sea, and various other factors.

            Refining, marketing and shipping operations had a loss of $56 million in the first quarter of 1997 compared with income of $44 million in the first quarter of 1996. Refined product margins were lower in 1997, principally for distillates and residual fuel oils, as a result of the relatively mild winter on the East Coast. In addition, in the first quarter of 1997, the average refined product selling price declined by more than $4.00 per barrel, resulting in the sale of products below inventory costs. Income taxes (benefits in the first quarter of 1997) were not recorded on the results of a refining subsidiary due to available loss carryforwards.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

            Refined product sales volumes in the first quarter of 1997 amounted to 52 million barrels, the same as in the corresponding period of 1996. Refining and marketing earnings may continue to be volatile because of competitive industry conditions and supply and demand factors, including the effects of weather.

            Corporate interest expense (after-tax) amounted to $29 million in the first quarter of 1997 compared with $41 million in the first quarter of 1996. The decrease was due to lower average debt outstanding.

            Sales and other operating revenues in the first quarter of 1997 amounted to $2,397 million, an increase of $182 million, or 8%, from the corresponding period of 1996. The increase was primarily due to the higher selling price and sales volume of gasoline. Also contributing to the increase was higher foreign crude oil sales, reflecting increased selling prices, partially offset by lower sales volumes.

        LIQUIDITY AND CAPITAL RESOURCES

            Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $613 million in the first quarter of 1997 compared with $224 million in the first quarter of 1996. The increase was primarily due to changes in working capital components, particularly inventory. Net income adjusted for non-cash charges (depreciation and related charges, exploratory dry hole costs and deferred income taxes) amounted to $236 million and $286 million in the first quarters of 1997 and 1996, respectively.

            Total debt was $1,762 million at March 31, 1997 compared with $1,939 million at December 31, 1996, resulting in debt to total capitalization ratios of 34.7% and 36.4%, respectively. At March 31, 1997, the Corporation had additional borrowing capacity available under existing revolving credit agreements of $1,785 million and additional unused lines of credit under uncommitted arrangements with banks of $356 million.

            The Corporation is in the process of refinancing its revolving credit agreements in the United States and the United Kingdom with a $2 billion, five-year, unsecured global revolving credit facility. The new facility will replace $2.2 billion in existing credit facilities, which begin to expire in 1999. Interest rate differentials and fees will be generally lower than under the existing credit agreements.

            Since inception of the Corporation's stock repurchase program in August 1996, through March 31, 1997, 424,700 shares have been purchased at a cost of approximately $24 million.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

            The Corporation and unrelated parties formed a joint venture trading company in the first quarter of 1997. The venture will engage in proprietary transactions in the energy markets including transactions in commodities and related derivatives.

            The Corporation uses futures, forwards, options and swaps to reduce the effects of fluctuations in the prices of crude oil, natural gas and refined products. These instruments are used to set the selling and purchase prices of crude oil, natural gas and refined products and the related gains or losses are an integral part of the Corporation's selling prices and costs. At March 31, 1997, the Corporation had open hedge positions equal to 6% of its estimated worldwide crude oil production over the next twelve months. In certain circumstances, hedge counterparties may elect to purchase up to an additional 1% of this production. The Corporation also had open contracts equal to 15% of its estimated United States natural gas production over the next twelve months and approximately 1% of its production for the succeeding twelve months. The Corporation had hedges covering 48% of its refining and marketing inventories and had additional short positions, principally crack spreads, approximating 6% of refined products to be manufactured in the next twelve months. As market conditions change, the Corporation will adjust its hedge positions.

            The Corporation has acquired interests in several United Kingdom producing properties and exploration areas for approximately $120 million. The acquisition includes additional interests in the blocks containing the Beryl, Ness and Nevis fields and additional interests in two exploration blocks.

            The Corporation reached agreement to acquire the stock of Pick Kwik Corporation based in Tampa, Florida for approximately $38 million and the assumption of $18 million of debt. Pick Kwik currently operates 66 retail sites on the west coast of Florida. The closing is expected to take place by the end of the second quarter.

            Capital expenditures in the first quarter of 1997 amounted to $220 million compared with $158 million in the first quarter of 1996. Capital expenditures for exploration and production activities were $199 million in the first quarter of 1997 compared with $152 million in the first three months of 1996.

            Capital expenditures for the remainder of 1997, including the North Sea and Pick Kwik acquisitions, are currently expected to be approximately $1,030 million, which will be financed principally by internally generated funds.

                           PART II - OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

             None

        (b) Reports on Form 8-K

             The Registrant filed no report on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMERADA HESS CORPORATION
                                               (REGISTRANT)





                                               By /s/ John B. Hess
                                                 -------------------------------
                                                 JOHN B. HESS
                                                 CHAIRMAN OF THE BOARD AND
                                                 CHIEF EXECUTIVE OFFICER






                                               By /s/ John Y. Schreyer
                                                 -------------------------------
                                                 JOHN Y. SCHREYER
                                                 EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER







Date: May 12, 1997