Form 10-Q
period 1997-06-30
AMERADA HESS CORP
filed 1997-08-12
CIK 4447

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                               ----------------------

                                      Form 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended June 30, 1997

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
                                                 Yes   X     No
                                                     -----      -----
        At June 30, 1997, 91,739,105 shares of Common Stock were outstanding.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

               AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          STATEMENT OF CONSOLIDATED INCOME
                        (in thousands, except per share data)




                                                            Three Months              Six Months
                                                           Ended June 30             Ended June 30
                                                     -----------------------    ----------------------
                                                       1997         1996          1997        1996
                                                     ----------   ----------    ---------   ----------
REVENUES
  SALES (excluding excise taxes) and
    other operating revenues                         $1,833,960   $2,094,840   $4,230,790   $4,309,377
  Non-operating revenues
    Asset sales                                          16,463      429,009       16,463      429,009
    Other                                                28,401       19,907       47,669       37,918
                                                     ----------   ----------   ----------   ----------
        Total revenues                                1,878,824    2,543,756    4,294,922    4,776,304
                                                     ----------   ----------   ----------   ----------
COSTS AND EXPENSES
  Cost of products sold and operating expenses        1,360,588    1,597,520    3,231,487    3,242,391
  Exploration expenses, including dry holes              79,143       61,489      129,323      123,175
  Selling, general and administrative expenses          158,806      151,570      307,880      301,702

  Interest expense                                       33,755       41,902       67,407       94,707
  Depreciation, depletion, amortization
    and lease impairment                                170,331      183,559      367,826      385,108
  Provision for income taxes                             34,544      131,269      144,754      186,797
                                                     ----------   ----------   ----------   ----------
        Total costs and expenses                      1,837,167    2,167,309    4,248,677    4,333,880
                                                     ----------   ----------   ----------   ----------
NET INCOME                                           $   41,657   $  376,447   $   46,245   $  442,424
                                                     ==========   ==========   ==========   ==========

NET INCOME PER SHARE                                 $      .45   $     4.04   $      .50   $     4.75
                                                     ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                            92,256       93,132       92,604       93,077


COMMON STOCK DIVIDENDS PER SHARE                     $      .15   $      .15   $      .30   $      .30






            See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)

                                   A S S E T S
                                                                          JUNE 30,          DECEMBER 31,
                                                                             1997                1996
                                                                        ------------        ------------
CURRENT ASSETS
  Cash and cash equivalents                                             $    186,957        $    112,522
  Accounts receivable                                                        520,339             848,129
  Inventories                                                                993,253           1,272,312
  Other current assets                                                       141,450             193,881
                                                                        ------------        ------------
               Total current assets                                        1,841,999           2,426,844
                                                                        ------------        ------------

INVESTMENTS AND ADVANCES                                                     233,159             218,573
                                                                        ------------        ------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                         12,090,972          11,902,419
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                     7,114,764           6,995,136
                                                                        ------------        ------------
               Property, plant and equipment - net                         4,976,208           4,907,283
                                                                        ------------        ------------

DEFERRED INCOME TAXES AND OTHER ASSETS                                       296,439             231,781
                                                                        ------------        ------------

TOTAL ASSETS                                                            $  7,347,805        $  7,784,481
                                                                        ============        ============

        L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                              $    481,099        $    666,172
  Accrued liabilities                                                        429,898             501,369
  Deferred revenue                                                             2,003             103,031
  Taxes payable                                                              314,694             258,723
  Notes payable                                                              155,000              18,000
  Current maturities of long-term debt                                       189,685             189,685
                                                                        ------------        ------------
               Total current liabilities                                   1,572,379           1,736,980
                                                                        ------------        ------------

LONG-TERM DEBT                                                             1,493,771           1,660,998
                                                                        ------------        ------------

CAPITALIZED LEASE OBLIGATIONS                                                 39,058              50,818
                                                                        ------------        ------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                      586,316             616,900
  Other                                                                      350,279             335,154
                                                                        ------------        ------------
               Total deferred liabilities and credits                        936,595             952,054
                                                                        ------------        ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                        --                  --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 91,739,105 shares at June 30, 1997;
        93,073,305 shares at December 31, 1996                                91,739              93,073
  Capital in excess of par value                                             755,210             754,559
  Retained earnings                                                        2,565,235           2,613,920
  Equity adjustment from foreign currency translation                       (106,182)            (77,921)
                                                                        ------------        ------------
               Total stockholders' equity                                  3,306,002           3,383,631
                                                                        ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  7,347,805        $  7,784,481
                                                                        ============        ============

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                            Six Months Ended June 30
                                 (in thousands)


                                                                             1997               1996
                                                                           ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $  46,245        $   442,424
  Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation, depletion, amortization and lease impairment         367,826            385,108
          Exploratory dry hole costs                                          76,466             67,039
          Pre-tax gain on asset sales                                        (16,463)          (429,009)
          Changes in operating assets and liabilities                        343,315            121,270
          Deferred income taxes and other items                              (25,640)           (10,556)
                                                                           ---------        -----------

               Net cash provided by operating activities                     791,749            576,276
                                                                           ---------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                      (611,958)          (330,666)
  Proceeds from asset sales and other                                         59,873            877,164
                                                                           ---------        -----------

               Net cash provided by (used in) investing activities          (552,085)           546,498
                                                                           ---------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                                       137,000            (77,200)
  Long-term borrowings                                                        29,000                 --
  Repayment of long-term debt and capitalized lease obligations             (205,910)        (1,027,558)
  Cash dividends paid                                                        (41,637)           (41,794)
  Common stock acquired                                                      (81,965)                --
                                                                           ---------        -----------

               Net cash used in financing activities                        (163,512)        (1,146,552)
                                                                           ---------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (1,717)             1,857
                                                                           ---------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          74,435            (21,921)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               112,522             56,071
                                                                           ---------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 186,957        $    34,150
                                                                           =========        ===========


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

Note 1  -   The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at June 30, 1997 and December 31, 1996, and the consolidated results of operations for the three and six-month periods ended June 30, 1997 and 1996 and the consolidated cash flows for the six-month periods ended June 30, 1997 and 1996. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Note 2 -    Inventories consist of the following:

                                                          June 30,       December 31,
                                                            1997             1996
                                                          --------       ----------
                Crude oil and other charge stocks         $341,579       $  441,071
                Refined and other finished products        554,452          734,141
                Materials and supplies                      97,222           97,100
                                                          --------       ----------
                          Total inventories               $993,253       $1,272,312
                                                          ========       ==========



Note 3  -   The provision for income taxes consisted of the following:

                                    Three months                     Six months
                                    ended June 30                   ended June 30
                               ------------------------       -------------------------
                                 1997            1996            1997            1996
                               --------        --------       ---------        --------
                Current        $ 44,620        $101,992       $ 145,406        $177,776
                Deferred        (10,076)         29,277            (652)          9,021
                               --------        --------       ---------        --------
                   Total       $ 34,544        $131,269       $ 144,754        $186,797
                               ========        ========       =========        ========



Note 4  -   Foreign currency exchange transactions are reflected in selling, general and administrative expenses. The net effect, after applicable income taxes, amounted to losses of $1,832 and $449, respectively, for the three and six-month periods ended June 30, 1997 compared to gains of $516 and $2,643 for the corresponding periods of 1996.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 5 - The Corporation uses futures, forwards, options and swaps to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net deferred losses resulting from the Corporation's hedging activities were approximately $6,000 at June 30, 1997, including $1,000 of unrealized losses.

Note 6 - Interest cost related to certain long-term construction projects has been capitalized in accordance with FAS No. 34. During the three and six-month periods ended June 30, 1997, interest cost of $1,770 and $3,287, respectively, was capitalized. There was no interest capitalized for the corresponding periods of 1996.

Note 7 - In the second quarter of 1997, the Corporation refinanced its revolving credit agreements in the United States and the United Kingdom. These agreements were replaced with a new revolving credit facility with an available global borrowing capacity of $2,000,000. The Corporation's United Kingdom and Norwegian subsidiaries may borrow on an unguaranteed basis subject to sub-limits of $1,000,000 and $250,000, respectively. Other subsidiaries may borrow with a parent company guarantee.

            The new facility is due in 2002 and may be extended with the consent of the lenders. Capacity may be increased by $400,000, also with lender approval. Borrowings bear interest at a margin above the London Interbank Offered Rate ("LIBOR") based on the Corporation's capitalization ratio. The current borrowing rate is .165% above LIBOR. Facility fees of .11% per annum are payable on the amount of the credit line.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


          RESULTS OF OPERATIONS

              Income excluding asset sales for the second quarter of 1997 amounted to $31 million compared with $26 million for the second quarter of 1996. Income excluding asset sales for the first half of 1997 was $35 million compared with $92 million for the first half of 1996. Net gains on asset sales amounted to $11 million in 1997 and $350 million in 1996.

              The after-tax results by major operating activity for the three and six month periods ended June 30, 1997 and 1996 were as follows (in millions):

                                                    Three months             Six months
                                                   ended June 30             ended June 30
                                                 -----------------        ------------------
                                                 1997         1996         1997         1996
                                                 ----        -----        -----        -----
          Exploration and production             $ 64        $  31        $ 161        $  99
          Refining, marketing and shipping          3           35          (53)          79
          Corporate                                (7)          (6)         (14)         (11)
          Interest expense                        (29)         (34)         (59)         (75)
                                                 ----        -----        -----        -----


          Income excluding asset sales             31           26           35           92
          Net gains on asset sales                 11          350           11          350
                                                 ----        -----        -----        -----

          Net income                             $ 42        $ 376        $  46        $ 442
                                                 ====        =====        =====        =====

          Net income per share                   $.45        $4.04        $ .50        $4.75
                                                 ====        =====        =====        =====

              The 1997 asset sale represents the sale of a small onshore United States natural gas property. The 1996 asset sales reflect the disposals of the Corporation's Canadian operations, certain United States oil and gas properties and Abu Dhabi assets.

              Excluding asset sales, earnings from exploration and production activities increased by $33 million in the second quarter of 1997 and $62 million in the first half of 1997, compared with the corresponding periods of 1996. The increases were primarily due to higher crude oil selling prices (including the effects of hedging) in the United States, increased earnings of a foreign equity investment and lower effective income tax rates on foreign earnings.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              The Corporation's average selling prices, including the effects of hedging, were as follows:

                                                       Three months                   Six months
                                                       ended June 30                 ended June 30
                                                  -----------------------       -----------------------
                                                    1997           1996           1997           1996
                                                  --------       --------       --------       --------
          Crude oil and natural gas liquids
            (per barrel)
               United States                      $  17.92       $  15.41       $  19.29       $  15.61
               Foreign                               17.66          19.12          19.61          18.66

          Natural gas (per Mcf)
               United States(*)                       2.11           2.20           2.42           2.42
               Foreign                                2.32           1.79           2.34           1.75

          (*) Includes sales of purchased gas.

              The increase in the United States crude oil selling price indicated above largely reflects improved hedging results in 1997. The increase in the average foreign natural gas price reflects higher selling prices in the United Kingdom and the absence of lower priced Canadian gas in 1997. The Corporation's Canadian operations were sold in April 1996.

              The Corporation's net daily worldwide production was as follows:

                                                       Three months                  Six months
                                                       ended June 30                ended June 30
                                                   --------------------       ---------------------
                                                   1997          1996          1997          1996
                                                  -------       -------       -------       -------
          Crude oil and natural gas liquids
            (barrels per day)
               United States                       43,158        55,197        43,018        56,186
               Foreign                            164,867       182,980       178,297       190,201
                                                  -------       -------       -------       -------
                    Total                         208,025       238,177       221,315       246,387
                                                  =======       =======       =======       =======


          Natural gas (Mcf per day)
               United States                      313,570       361,114       319,728       381,062
               Foreign                            250,823       316,373       286,857       446,641
                                                  -------       -------       -------       -------
                    Total                         564,393       677,487       606,585       827,703
                                                  =======       =======       =======       =======

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              United States crude oil and natural gas production was lower in 1997, principally reflecting asset sales in the second and third quarters of 1996. The decrease in foreign crude oil production reflects lower United Kingdom volumes due to temporary production interruptions on certain fields, partially offset by production from new fields. 1996 asset sales also contributed to reduced foreign crude oil and natural gas production, particularly the sale of the Corporation's Canadian operations.

              Depreciation, depletion, amortization and lease impairment charges were lower in 1997 primarily reflecting the lower production volumes discussed above. Exploration expenses were higher in the second quarter of 1997, due to increased activity in the North Sea and other international areas, partially offset by reduced exploration expenses in the United States. The effective income tax rate on foreign exploration and production earnings was lower in 1997, primarily due to lower Petroleum Revenue Taxes ("PRT") in the United Kingdom, reflecting lower pre-tax earnings from PRT paying fields and increased deductible allowances. Income taxes were also reduced by the utilization of a net operating loss carryforward of a foreign subsidiary. It is expected that this subsidiary will be in a taxable position in the second half of the year.

              The Corporation's exploration and production earnings are subject to changes in the selling prices of crude oil and natural gas, the level of exploration spending, the extent of field maintenance, effective income tax rates and other factors. The Corporation anticipates that a substantial amount of its 1997 exploration expenditures will be incurred in the third quarter.

              Refining, marketing and shipping operations had income of $3 million in the second quarter of 1997 compared with $35 million in the second quarter of 1996. The decrease was due to lower refined product margins. Selling prices decreased by approximately $2.00 per barrel, while product costs, accounted for on the first-in, first-out and average cost methods, decreased to a lesser extent.

              In the first half of 1997, refining, marketing and shipping operations incurred a loss of $53 million compared with income of $79 million in the first half of 1996. Refined product margins were lower in 1997, including margins for distillates and residual fuel oils which were negatively impacted by the relatively mild winter on the east coast of the United States. A substantial amount of the 1997 loss related to a refining subsidiary for which income tax benefits are not provided due to a cumulative loss carryforward.

              Refined product sales volumes amounted to 95 million barrels in the first half of 1997 compared with 101 million barrels in the first half of 1996. Refining and marketing earnings will continue to be volatile because of competitive industry conditions and other supply and demand factors, including the effects of weather.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              Interest expense (after-tax) decreased by 15% in the second quarter of 1997 and 21% in the first half of 1997, compared with the corresponding periods of 1996, due to lower debt levels. Interest in the second half of 1997 is expected to approximate the amount incurred in the corresponding period of 1996.

              Corporate expenses were comparable in the second quarters of 1997 and 1996, but increased slightly in the first half of 1997 compared with the first half of 1996. The increase resulted largely from Corporate income tax adjustments.

              Sales and other operating revenues decreased by 12% in the second quarter of 1997, principally reflecting lower sales volumes and selling prices of refined products. Sales and operating revenues in the first half of 1997 were 2% below the corresponding period of 1996 due to lower refined product sales volumes. Non-operating revenues included the gain of $429 million from the Corporation's program of asset sales in the first half of 1996. Selling, general and administrative expenses include approximately $16 million and $12 million in the first half of 1997 and 1996, respectively, for the Corporation's financial reengineering project and related systems and software.


          LIQUIDITY AND CAPITAL RESOURCES

              Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $792 million in the first half of 1997 compared with $576 million in the first half of 1996. The increase was primarily due to changes in working capital components. Cash flow resulting from net income excluding asset sales, adjusted for non-cash charges, amounted to $479 million and $553 million in the first half of 1997 and 1996, respectively. In 1996, the Corporation generated proceeds of approximately $860 million from asset sales, resulting in a substantial decrease in debt.

              Total debt was $1,898 million at June 30, 1997 compared with $1,939 million at December 31, 1996, resulting in debt to total capitalization ratios of 36.5% and 36.4%, respectively. At June 30, 1997, the Corporation had additional borrowing capacity available under its revolving credit agreement of $1,523 million and additional unused lines of credit under uncommitted arrangements with banks of $378 million.

              In the second quarter of 1997, the Corporation refinanced its revolving credit agreements in the United States and the United Kingdom with a $2 billion, five-year, unsecured global revolving credit facility. The new facility replaced $2.2 billion in credit facilities, which would have begun to expire in 1999. The new facility has interest rate differentials and fees which are lower than under the credit agreements that were replaced.

                    PART 1 - FINANCIAL INFORMATION (CONT'D.)

              Since inception of the Corporation's stock repurchase program in August 1996, through June 30, 1997, 1,756,400 shares have been purchased at a cost of approximately $91 million, including $82 million in 1997.

              In the second quarter of 1997, the Corporation received approximately $25 million under a United Kingdom court ruling in a legal dispute related to a natural gas pipeline partially owned by the Corporation. A substantial amount of the after-tax gain has been deferred pending the outcome of an appeal of the ruling.

              The Corporation uses futures, forwards, options and swaps to reduce the effects of fluctuations in the prices of crude oil, natural gas and refined products. These instruments are used to set the selling prices of crude oil, natural gas and refined products and the related gains or losses are an integral part of the Corporation's selling prices. At June 30, 1997, the Corporation had open hedge positions equal to 6% of its estimated worldwide crude oil production over the next twelve months. In certain circumstances, hedge counterparties may elect to purchase up to an additional 1% of this production. The Corporation also had open contracts equal to 3% of its estimated United States natural gas production over the next twelve months and approximately 1% of its production for the succeeding twelve months. The Corporation had hedges covering 64% of its refining and marketing inventories and had additional short positions approximating 6% of refined products to be manufactured in the next twelve months. As market conditions change, the Corporation will adjust its hedge positions.

              Capital expenditures in the first half of 1997 amounted to $612 million compared with $331 million in the first half of 1996. Capital expenditures in 1997 include $155 million for the acquisition of oil and gas properties in the United Kingdom North Sea and a chain of retail marketing properties in Florida. Capital expenditures for exploration and production activities were $507 million in the first half of 1997 compared with $314 million in the first six months of 1996.

              Capital expenditures for the remainder of 1997 are currently expected to be approximately $700 million, the majority of which is expected to be financed by internally generated funds and the remainder by increased long-term borrowings.

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

              The Annual Meeting of Stockholders of the Registrant was held on May 7, 1997. The Inspectors of Election reported that 78,343,285 shares of Common Stock of the Registrant were represented in person or by proxy at the meeting, constituting 84.9% of the votes entitled to be cast. At the meeting, stockholders voted upon the election of five nominees for the Board of Directors for the three-year term expiring in 2000 and the ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ended December 31, 1997.

              With respect to the election of directors, the inspectors of election reported as follows:

                                     For         Withhold Authority to Vote
               Name             Nominee Listed     For Nominee Listed
               ----             --------------   --------------------------
          Peter S. Hadley          77,165,932             1,177,353
          John B. Hess             77,173,045             1,170,240
          William R. Johnson       70,116,670             8,226,615
          John Y. Schreyer         77,173,103             1,170,182
          William I. Spencer       77,147,970             1,195,315

              The inspectors further reported that 78,157,723 votes were cast for the ratification of the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1997, 76,966 votes were cast against said ratification and holders of 108,596 votes abstained.

              There were no broker non-votes with respect to the election of directors or the ratification of the selection of independent auditors.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

           4 - Credit Agreement dated as of May 20, 1997 among Registrant, the
               Subsidiary Borrowers thereunder, The Chase Manhattan Bank as Administrative Agent and the Lenders party thereto.

          (b)  Reports on Form 8-K

               The Registrant filed no report on Form 8-K during the three months ended June 30, 1997.

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

                                                AMERADA HESS CORPORATION
                                                (REGISTRANT)





                                                By s/s John B. Hess
                                                   ----------------------------
                                                   JOHN B. HESS
                                                   CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER




                                                By s/s John Y.Schreyer
                                                   ----------------------------
                                                   JOHN Y. SCHREYER
                                                   EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER


Date:  August 11, 1997

                                EXHIBIT INDEX

           4 - Credit Agreement dated as of May 20, 1997 among Registrant, the
               Subsidiary Borrowers thereunder, The Chase Manhattan Bank as Administrative Agent and the Lenders party thereto.