Form 10-Q
period 1997-09-30
AMERADA HESS CORP
filed 1997-11-13
CIK 4447

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               _________________

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER 1-1204

                               _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

   At September 30, 1997, 91,675,105 shares of Common Stock were outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                      (in thousands, except per share data)

                                                             THREE MONTHS                       NINE MONTHS
                                                          ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                     ---------------------------       ---------------------------
                                                        1997             1996             1997             1996
                                                     ----------       ----------       ----------       ----------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                        $1,884,578       $1,746,574       $6,115,368       $6,055,951
  Non-operating revenues
     Asset sales                                             --          100,262           16,463          529,271
     Other                                               16,719           23,060           64,388           60,978
                                                     ----------       ----------       ----------       ----------
               Total revenues                         1,901,297        1,869,896        6,196,219        6,646,200
                                                     ----------       ----------       ----------       ----------
COSTS AND EXPENSES
  Cost of products sold and operating expenses        1,377,183        1,284,545        4,608,670        4,526,936
  Exploration expenses, including dry holes             112,013           64,464          241,336          187,639
  Selling, general and administrative expenses          168,154          149,824          476,034          451,526
  Interest expense                                       33,819           33,594          101,226          128,301
  Depreciation, depletion, amortization
     and lease impairment                               173,176          166,733          541,002          551,841
  Provision for income taxes                             14,273           72,909          159,027          259,706
                                                     ----------       ----------       ----------       ----------
               Total costs and expenses               1,878,618        1,772,069        6,127,295        6,105,949
                                                     ----------       ----------       ----------       ----------
NET INCOME                                           $   22,679       $   97,827       $   68,924       $  540,251
                                                     ==========       ==========       ==========       ==========
NET INCOME PER SHARE                                 $      .25       $     1.05       $      .75       $     5.80
                                                     ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            91,765           93,159           92,352           93,101
COMMON STOCK DIVIDENDS PER SHARE                     $      .15       $      .15       $      .45       $      .45

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)

                                   A S S E T S

                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                     1997                1996
                                                                 ------------        ------------
CURRENT ASSETS
  Cash and cash equivalents                                      $    130,570        $    112,522
  Accounts receivable                                                 636,840             848,129
  Inventories                                                       1,108,311           1,272,312
  Other current assets                                                197,946             193,881
                                                                 ------------        ------------
               Total current assets                                 2,073,667           2,426,844
                                                                 ------------        ------------
INVESTMENTS AND ADVANCES                                              239,745             218,573
                                                                 ------------        ------------
PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                  12,224,761          11,902,419
  Less reserves for depreciation, depletion,
     amortization and lease impairment                              7,215,181           6,995,136
                                                                 ------------        ------------
               Property, plant and equipment - net                  5,009,580           4,907,283
                                                                 ------------        ------------
DEFERRED INCOME TAXES AND OTHER ASSETS                                314,912             231,781
                                                                 ------------        ------------
TOTAL ASSETS                                                     $  7,637,904        $  7,784,481
                                                                 ============        ============

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                       $    597,553        $    666,172
  Accrued liabilities                                                 448,241             501,369
  Deferred revenue                                                      2,003             103,031
  Taxes payable                                                       308,794             258,723
  Notes payable                                                        54,529              18,000
  Current maturities of long-term debt                                159,685             189,685
                                                                 ------------        ------------
               Total current liabilities                            1,570,805           1,736,980
                                                                 ------------        ------------
LONG-TERM DEBT                                                      1,780,468           1,660,998
                                                                 ------------        ------------
CAPITALIZED LEASE OBLIGATIONS                                          37,939              50,818
                                                                 ------------        ------------
DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                               577,466             616,900
  Other                                                               381,375             335,154
                                                                 ------------        ------------
               Total deferred liabilities and credits                 958,841             952,054
                                                                 ------------        ------------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                 --                  --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 91,675,105 shares at September 30,1997;
        93,073,305 shares at December 31, 1996                         91,675              93,073
  Capital in excess of par value                                      754,987             754,559
  Retained earnings                                                 2,570,558           2,613,920
  Equity adjustment from foreign currency translation                (127,369)            (77,921)
                                                                 ------------        ------------
               Total stockholders' equity                           3,289,851           3,383,631
                                                                 ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  7,637,904        $  7,784,481
                                                                 ============        ============

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                         Nine Months Ended September 30
                                 (in thousands)

                                                                              1997                1996
                                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $    68,924        $   540,251
  Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation, depletion, amortization and lease impairment           541,002            551,841
          Exploratory dry hole costs                                           151,464            100,835
          Pre-tax gain on asset sales                                          (16,463)          (529,271)
          Changes in operating assets and liabilities                          225,107             19,398
          Deferred income taxes and other items                                (48,967)           (13,359)
                                                                           -----------        -----------
               Net cash provided by operating activities                       921,067            669,695
                                                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                        (934,289)          (610,038)
  Proceeds from asset sales and other                                           56,994            998,358
                                                                           -----------        -----------
               Net cash provided by (used in) investing activities            (877,295)           388,320
                                                                           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                                          38,712            (90,046)
  Long-term borrowings                                                         236,000                 --
  Repayment of long-term debt and capitalized lease obligations               (156,310)          (885,054)
  Cash dividends paid                                                          (55,386)           (55,750)
  Common stock acquired                                                        (86,240)              (152)
                                                                           -----------        -----------
               Net cash used in financing activities                           (23,224)        (1,031,002)
                                                                           -----------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (2,500)             1,680
                                                                           -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       18,048             28,693

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 112,522             56,071
                                                                           -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   130,570        $    84,764
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
                  normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at September 30, 1997 and December 31, 1996, and the consolidated results of operations for the three and nine-month periods ended
                  September 30, 1997 and 1996 and the consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996.
                  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Note 2  -         Inventories consist of the following:

                                                   September 30,      December 31,
                                                       1997               1996
                                                   ----------         ----------
Crude oil and other charge stocks                  $  351,794         $  441,071
Refined and other finished products                   644,957            734,141
Materials and supplies                                111,560             97,100
                                                   ----------         ----------
        Total inventories                          $1,108,311         $1,272,312
                                                   ==========         ==========

Note 3  -         The provision for income taxes consisted of the following:

                            Three months                      Nine months
                          ended September 30               ended September 30
                     --------------------------       --------------------------
                        1997             1996            1997             1996
                     ---------        ---------       ---------        ---------
Current              $  30,281        $  56,756       $ 175,687        $ 234,532
Deferred               (16,008)          16,153         (16,660)          25,174
                     ---------        ---------       ---------        ---------
   Total             $  14,273        $  72,909       $ 159,027        $ 259,706
                     =========        =========       =========        =========

Note 4  -         Foreign currency exchange transactions are reflected in
                  selling, general and administrative expenses. The net effect on income, after applicable income taxes, amounted to gains of $1,045 and $596, respectively, for the three and nine-month periods ended September 30, 1997 compared to gains of $282 and $2,925 for the corresponding periods of 1996.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 5 - The Corporation uses futures, forwards, options and swaps to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net deferred losses resulting from the Corporation's hedging activities were approximately $27,000 at September 30, 1997, including $14,000 of unrealized losses.

Note 6 - Interest costs related to certain long-term construction projects have been capitalized in accordance with FAS No. 34. During the three and nine-month periods ended September 30, 1997, interest costs of $2,402 and $5,689, respectively, were capitalized. There were no interest costs capitalized for the corresponding periods of 1996.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


         RESULTS OF OPERATIONS

                  Income excluding asset sales for the third quarter of 1997 amounted to $23 million compared with $27 million for the third quarter of 1996. Income excluding asset sales for the first nine months of 1997 was $58 million compared with $119 million for the first nine months of 1996.

                  The after-tax results by major operating activity for the three and nine month periods ended September 30, 1997 and 1996 were as follows (in millions):

                                          Three months               Nine months
                                       ended September 30        ended September 30
                                       ------------------        ------------------
                                        1997         1996         1997         1996
                                       -----        -----        -----        -----
Exploration and production             $  29        $  22        $ 190        $ 121
Refining, marketing and shipping          32           37          (21)         116
Corporate                                 (9)          (3)         (23)         (14)
Interest expense                         (29)         (29)         (88)        (104)
                                       -----        -----        -----        -----
Income excluding asset sales              23           27           58          119
Net gains on asset sales                  --           71           11          421
                                       -----        -----        -----        -----
Net income                             $  23        $  98        $  69        $ 540
                                       =====        =====        =====        =====
Net income per share                   $ .25        $1.05        $ .75        $5.80
                                       =====        =====        =====        =====

                  Exploration and production earnings in the third quarter of 1997 include income of $11 million from adjustment of United Kingdom deferred tax liabilities reflecting a reduction in the statutory income tax rate. The asset sale in the first nine months of 1997 represents the sale of a small onshore United States natural gas property. The 1996 asset sales reflect sales of certain United Kingdom and United States oil and gas properties and the Corporation's Canadian and Abu Dhabi operations.

                  Excluding asset sales, earnings from exploration and production activities increased by $7 million in the third quarter of 1997 compared with the third quarter of 1996. The effective income tax rate on foreign exploration and production earnings was lower in 1997 reflecting the reduction in the statutory Corporate income tax rate in the United Kingdom and lower Petroleum Revenue Taxes ("PRT") due to reduced production volumes from PRT paying fields and increased deductible allowances.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

         Worldwide crude oil and natural gas production increased from third quarter 1996 levels and natural gas selling prices were also higher. Partially offsetting these factors were increased exploration expenses of approximately $48 million, principally as a result of increased exploration activity in the United States and United Kingdom. In addition, average worldwide crude oil selling prices were lower in the third quarter of 1997 than in 1996.

                  Exploration and production earnings increased by $69 million in the first nine months of 1997 compared with the corresponding period of 1996. The increase was primarily due to higher average worldwide crude oil and natural gas selling prices and a lower effective income tax rate in the United Kingdom, partially offset by increased exploration expenses. Exploration expenses were higher as a result of increased activity in the United Kingdom and other international areas, partially offset by lower exploration expense in the United States. It is anticipated that exploration expenses for the full year will exceed the 1996 amount. Increased income taxes on another foreign subsidiary which has utilized its net operating loss carryforward partially offset the lower United Kingdom taxes.

                  The Corporation's average selling prices, including the effects of hedging, were as follows:

                                            Three months              Nine months
                                         ended September 30        ended September 30
                                        -------------------       -------------------
                                         1997         1996         1997         1996
                                        ------       ------       ------       ------
Crude oil and natural gas liquids
  (per barrel)
     United States                      $17.89       $15.55       $18.81       $15.59
     Foreign                             18.61        20.27        19.29        19.15

Natural gas (per Mcf)
     United States(*)                     2.31         2.13         2.38         2.33
     Foreign                              2.06         1.93         2.28         1.78

(*) Includes sales of purchased gas.

                  The increase in the United States crude oil selling price indicated above largely reflects improved hedging results in 1997. The average foreign natural gas price in the first nine months of 1996 reflects the inclusion of lower priced Canadian gas prior to the sale of the Corporation's Canadian operations in April 1996.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation's net daily worldwide production was as follows:

                                            Three months                 Nine months
                                          ended September 30          ended September 30
                                          1997         1996           1997         1996
                                        -------       -------       -------       -------
Crude oil and natural gas liquids
  (barrels per day)
     United States                       44,442        43,168        43,497        51,816
     Foreign                            172,958       167,406       176,496       182,546
                                        -------       -------       -------       -------
          Total                         217,400       210,574       219,993       234,362
                                        =======       =======       =======       =======

Natural gas (Mcf per day)
     United States                      303,485       285,089       314,254       348,838
     Foreign                            160,388       166,018       244,238       352,417
                                        -------       -------       -------       -------
          Total                         463,873       451,107       558,492       701,255
                                        =======       =======       =======       =======

                  United States crude oil and natural gas production was lower in the nine months ended September 30, 1997, principally reflecting the effect of asset sales in 1996. Foreign asset sales in 1996, particularly the sale of the Corporation's Canadian operations reduced foreign crude oil and natural gas production.

                  The Corporation's exploration and production earnings will continue to be subject to changes in the selling prices of crude oil and natural gas, the level of exploration spending, the extent of field maintenance, effective income tax rates and other factors.

                  Refining, marketing and shipping operations had income of $32 million in the third quarter of 1997 compared with $37 million in the third quarter of 1996. Refined product margins were comparable in each period as selling prices and related product costs were lower by approximately $1.00 per barrel in 1997. However, the Corporation's fluid catalytic cracking facility in the Virgin Islands was temporarily shutdown for unscheduled maintenance in the third quarter. The cost of repairs and incremental product cost was approximately $8 million.

                  In the first nine months of 1997, refining, marketing and shipping operations incurred a loss of $21 million compared with income of $116 million in the first nine months of 1996. The decrease was primarily due to lower margins for distillates and residual fuel oils in the first half of the year, primarily reflecting the relatively mild winter on the east coast of the United States. A substantial amount of the refining and marketing results in each period related to a refining subsidiary for which income taxes or benefits are not provided due to a cumulative loss carryforward. Refined product sales volumes amounted to approximately 139 million barrels in the first nine months of each year. Refining and marketing earnings will continue to be volatile reflecting industry conditions.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   Corporate expenses increased to $9 million and $23 million in the third quarter and first nine months of 1997 compared with $3 million and $14 million in the corresponding periods of 1996. The change was primarily due to the benefit from Corporate income tax adjustments in 1996.

                  After-tax interest expense in the third quarter of 1997 was comparable to the amount in the third quarter of 1996. In the first nine months of 1997, after-tax interest decreased by 15% compared with the corresponding period of 1996, due to lower debt levels.

                  Sales and other operating revenues increased by 8% in the third quarter of 1997, principally reflecting higher gasoline sales volumes. Sales and other operating revenues in the first nine months of 1997 and 1996 were comparable. Non-operating revenues included asset sales of $16 million in the first nine months of 1997 compared with $529 million from the Corporation's program of asset sales in 1996. Selling, general and administrative expenses were higher in the third quarter and nine months of 1997, primarily reflecting increased gasoline station operating costs, including the costs of operating the chain of Florida retail marketing properties acquired in June. Selling, general and administrative expenses also include approximately $21 million and $19 million in the first nine months of 1997 and 1996, respectively, for the Corporation's financial reengineering project and related systems and software upgrade.


         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $921 million in the first nine months of 1997 compared with $670 million in the first nine months of 1996. The increase was primarily due to changes in working capital items, particularly inventories. Cash flow, excluding asset sales and changes in working capital components, amounted to $734 million and $797 million in the respective periods. In 1996, the Corporation generated proceeds from asset sales of approximately $1 billion, resulting in a substantial decrease in debt.

                  Total debt was $2,053 million at September 30, 1997 compared with $1,939 million at December 31, 1996, resulting in debt to total capitalization ratios of 38.4% and 36.4%, respectively. At September 30, 1997, the Corporation had additional borrowing capacity available under its revolving credit agreement of $1,236 million and additional unused lines of credit under uncommitted arrangements with banks of $441 million.

                    PART 1 - FINANCIAL INFORMATION (CONT'D.)

                  Since inception of the Corporation's stock repurchase program in August 1996, through September 30, 1997, 1,828,900 shares have been purchased at a cost of approximately $95 million, including $86 million in 1997.

                  The Corporation uses futures, forwards, options and swaps to reduce the effects of fluctuations in the prices of crude oil, natural gas and refined products. These instruments are used to set the selling prices of crude oil, natural gas and refined products and the related gains or losses are an integral part of the Corporation's selling prices. At September 30, 1997, the Corporation had open hedge positions equal to 10% of its estimated worldwide crude oil production over the next twelve months. The Corporation also had open contracts equal to 23% of its estimated United States natural gas production over the next twelve months. The Corporation had hedges covering 21% of its refining and marketing inventories and had additional short positions approximating 4% of refined products to be manufactured in the next twelve months. As market conditions change, the Corporation will adjust its hedge positions.

                  Capital expenditures in the first nine months of 1997 amounted to $934 million compared with $610 million in the first nine months of 1996. Capital expenditures in 1997 include $177 million for the acquisition of oil and gas properties in the United Kingdom North Sea and a chain of retail marketing properties in Florida. 1997 expenditures also reflect increased development spending for substantial new oil and gas production expected to come on stream in late 1998 and 1999. Capital expenditures for exploration and production activities were $794 million in the first nine months of 1997, including the acquisition of oil and gas properties described above, compared with $574 million in the first nine months of 1996.

                  In October 1997, the Corporation and its partners in the Beryl Field reached agreement on the acquisition of additional oil and gas properties in the United Kingdom North Sea. The acquisition consists of varying interests in three undeveloped oil and gas fields, along with exploration acreage, at a cost to the Corporation of $65 million. The transaction is scheduled to be completed by year-end. The Corporation also announced an agreement to sell its .83% interest in a Norwegian oil field (including satellite fields) for approximately $23 million.

                  Capital expenditures for the remainder of 1997 are currently expected to be approximately $450 million, including the fourth quarter acquisition described above. The majority of the expenditures are expected to be financed by internally generated funds and the remainder by increased long-term borrowings.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

                  As reported in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, on September 24, 1996, Region II of the Environmental Protection Agency ("EPA") commenced an administrative proceeding against Registrant and its wholly-owned subsidiary, Hess Oil Virgin Islands Corp. ("HOVIC"), alleging that HOVIC did not determine whether two wastes generated from maintenance activities at HOVIC's refinery were hazardous, and that on six occasions in 1994, such wastes were placed on HOVIC's land treatment units in violation of federal land disposal restrictions regulations. The proceeding sought civil penalties of $165,917. Effective September 18, 1997, HOVIC and the EPA entered into a consent agreement in full settlement of all civil liabilities that might have attached as a result of the allegations in EPA's complaint. Pursuant to the consent agreement, HOVIC paid a civil penalty of $74,000, without admitting EPA's allegations in its complaint or EPA's findings of fact or conclusions of law in the consent agreement.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  The Registrant filed no report on Form 8-K during the three months ended September 30, 1997.

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

Date:  November 10, 1997