Form 10-K
period 1997-12-31
AMERADA HESS CORP
filed 1998-03-30
CIK 4447

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________

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

                              TITLE OF EACH CLASS

Common Stock (par value $1.00)
                             NAME OF EACH EXCHANGE
                              ON WHICH REGISTERED

      New York Stock Exchange
      Toronto Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $4,595,000,000 as of February 28, 1998.
     At February 28, 1998, 91,415,205 shares of Common Stock were outstanding. Certain items in Parts I and II incorporate information by reference from the 1997 Annual Report to Stockholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 6, 1998.
================================================================================

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

EXPLORATION AND PRODUCTION

     The Corporation's exploration and production activities are located primarily in the United States, United Kingdom, Norway and Gabon. The Corporation also conducts exploration and/or production activities in Denmark, Indonesia, Thailand and other parts of the world. Of the Company's proved reserves (on a barrel of oil equivalent basis), 34% are located in the United States, 60% are located in the United Kingdom, Norwegian and Danish sectors of the North Sea and the remainder are located in Gabon, Indonesia and Thailand. Worldwide crude oil and natural gas liquids production amounted to 218,572 barrels per day in 1997 compared with 236,797 barrels per day in 1996. Worldwide natural gas production was 569,254 Mcf per day in 1997 compared with 684,666 Mcf per day in 1996.

     At December 31, 1997, the Corporation had 595 million barrels of proved crude oil and natural gas liquids reserves compared with 578 million barrels at the end of 1996. Proved natural gas reserves were 1,935 million Mcf at December 31, 1997 compared with 1,866 million Mcf at December 31, 1996. The Corporation has a number of oil and gas developments underway in the United States, United Kingdom and in other international areas. It also has an inventory of domestic and foreign drillable prospects. In 1996, the Corporation sold its Canadian and Abu Dhabi operations and certain non-core United States and United Kingdom producing properties.

     UNITED STATES. The Corporation operates principally offshore in the Gulf of Mexico and onshore in the states of Texas, Louisiana and North Dakota. During 1997, 20% of the Corporation's crude oil and natural gas liquids production and 55% of its natural gas production were from United States operations.

     The table below sets forth the Corporation's average daily net production by area in the United States:

                                                               1997         1996
                                                              -------      -------
CRUDE OIL, INCLUDING CONDENSATE AND
  NATURAL GAS LIQUIDS (BARRELS PER DAY)
  Texas.....................................................   16,136       19,204
  North Dakota..............................................   12,077       12,366
  Gulf of Mexico............................................   10,295       10,642
  Louisiana.................................................    1,700        2,155
  Other.....................................................    3,742        5,758
                                                              -------      -------
          Total.............................................   43,950       50,125
                                                              =======      =======

NATURAL GAS (MCF PER DAY)
  Gulf of Mexico............................................  104,803      133,878
  North Dakota..............................................   59,576       46,934
  Texas.....................................................   52,402       30,632
  Louisiana.................................................   43,668       46,713
  California................................................   17,779       16,870
  New Mexico................................................   17,467       22,253
  Mississippi...............................................   14,972       17,341
  Other.....................................................    1,248       23,032
                                                              -------      -------
          Total.............................................  311,915      337,653
                                                              =======      =======

     The Corporation is developing the Baldpate Field in the Gulf of Mexico and is participating in other developments and evaluating additional discoveries, principally in the Garden Banks area.

     UNITED KINGDOM. The Corporation's activities in the United Kingdom are conducted by its wholly-owned subsidiary, Amerada Hess Limited. During 1997, 61% of the Corporation's crude oil and natural gas liquids production and 40% of its natural gas production were from United Kingdom operations.

     The table below sets forth the Corporation's average daily net production in the United Kingdom by field and the Corporation's interest in each at December 31, 1997:

                                         INTEREST           1997         1996
           PRODUCING FIELD               --------           ----         ----
CRUDE OIL, INCLUDING CONDENSATE AND
  NATURAL GAS LIQUIDS (BARRELS PER
  DAY)
  Scott...............................  34.95%              41,040       51,877
  Fife/Fergus.........................  85.00/65.00         25,981       31,430
  Beryl/Ness..........................  22.22               17,697       19,037
  Telford.............................  31.42               10,548          626
  Arbroath/Montrose/Arkwright.........  28.21                9,617        9,320
  Ivanhoe/Rob Roy/Hamish..............  42.08                8,795       14,163
  Hudson..............................  28.00                8,456        8,343
  Nevis...............................  37.34                5,359          869
  Other...............................  Various              5,298        5,689
                                                           -------      -------
       Total..........................                     132,791      141,354
                                                           =======      =======
NATURAL GAS (MCF PER DAY)
  Everest/Lomond......................  18.67/16.67%        50,732       44,591
  Davy/Bessemer.......................  27.78/23.08         41,292       40,551
  Beryl/Ness..........................  22.22               37,076       45,581
  Indefatigable.......................  23.08               27,360       32,736
  Leman...............................  21.74               21,454       37,967
  Scott...............................  34.95               18,811       22,760
  Other...............................  Various             29,079       29,797
                                                           -------      -------
       Total..........................                     225,804      253,983
                                                           =======      =======

     The Corporation is developing several oil and gas fields in the United Kingdom North Sea and is evaluating other discoveries. Production from the Schiehallion and Flora Fields is expected to commence in 1998.

     NORWAY. The Corporation's activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/S. The Corporation's Norwegian operations accounted for crude oil and natural gas liquids production of 31,173 and 29,188 net barrels per day in 1997 and 1996, respectively. Approximately 70% of the 1997 production is from the Corporation's 28.09% interest in the Valhall Field.

     GABON. The Corporation has a 5.5% interest in the Rabi Kounga oil field onshore Gabon. The Corporation's share of production from Gabon averaged 10,127 and 9,725 net barrels of crude oil per day in 1997 and 1996, respectively.

     OTHER INTERNATIONAL. Production from one of the Corporation's interests in Indonesia commenced in 1997 and is averaging approximately 2,000 barrels of crude oil per day. Additional developments are underway in Indonesia and Thailand. The Corporation is also developing the South Arne Field in Denmark with production scheduled to commence in 1999. The Corporation is continuing its active international exploration program.

REFINING AND MARKETING

     The Corporation's refining facilities are located in St. Croix, United States Virgin Islands and Port Reading, New Jersey. Total crude runs averaged 411,000 barrels per day in 1997 and 396,000 barrels per day in 1996. The Corporation's Virgin Islands refinery was supplied principally under contracts of one year or less with third parties and through spot purchases on the open market. In 1997, the Corporation's production supplied less than 5% of its crude runs. Approximately 80% of the refined products marketed in 1997 was obtained from the Corporation's refineries. The Corporation purchased the balance from others under short-term supply contracts and by spot purchases from various sources. Sales of refined products averaged 509,000 barrels per day in 1997 and 495,000 barrels per day in 1996.

     HESS OIL VIRGIN ISLANDS REFINERY. The Corporation owns and operates a petroleum refinery in St. Croix, United States Virgin Islands through its wholly-owned subsidiary, Hess Oil Virgin Islands Corp. ("HOVIC"). In 1997, refined products produced were approximately 72% gasoline and distillates, 7% refinery feedstocks and the remainder principally residual fuel oil. In addition to crude distillation capacity, the refinery has a fluid catalytic cracking unit, which is currently operating at a rate of approximately 135,000 barrels per day. The refinery also has catalytic reforming units, vacuum distillation capacity, visbreakers, a sulfolane unit, a penex unit, distillate desulfurizers, vacuum gas oil desulfurizers and sulfur recovery facilities. HOVIC has approximately 31 million barrels of storage capacity.

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

     On February 3, 1998, the Corporation announced an agreement in principle with Petroleos de Venezuela, S.A. ("PDVSA") to create a joint venture, 50% owned by each party, to own and operate the Corporation's Virgin Islands refinery.

     Under the proposed terms of the transaction, PDVSA will acquire a 50% interest in the refinery for $625 million, consisting of $62.5 million in cash and an interest-bearing note payable over ten years. The Corporation will also receive an additional note for $125 million, which is contingently payable over ten years based on the joint venture's future cash flows. This note will not be included in the purchase price for accounting purposes.

     At closing, the joint venture will purchase the crude oil and refined product inventories and other working capital of the refinery. The joint venture will also enter into a long-term supply contract to purchase Venezuelan crude oil. In addition, the joint venture will finance and construct a coker and related facilities, which will enable the refinery to process lower-cost, heavy crude oil from Venezuela to be purchased under a separate long-term supply contract. These long-term supply contracts cover more than 50% of the refinery's crude oil requirements at its current operating rate.

     The transaction is subject to the preparation of definitive contracts, Virgin Islands governmental authorizations and corporate board approvals.

     PORT READING FACILITY. The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey, which processes vacuum gas oil and residual fuel oil and currently operates at a rate of approximately 60,000 barrels per day. The Port Reading facility primarily produces gasoline and heating oil.

     MARKETING. The Corporation markets refined petroleum products principally on the East Coast of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, commercial airlines, governmental agencies and public utilities. The Corporation also markets natural gas to utilities and other industrial and commercial customers.

     At December 31, 1997, the Corporation had 638 HESS(R) gasoline stations of which approximately 80% were operated by the Corporation. Most of the Corporation's stations are concentrated in relatively densely populated areas, principally in New York, New Jersey and Florida. Of the Corporation's stations, 288 have convenience stores. The Corporation owns in fee approximately 70% of the properties on which its stations are located. The Corporation also has 41 terminals located throughout its marketing area, with aggregate storage capacity of approximately 45 million barrels.

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

     A substantial decline in crude oil and refined product selling prices occurred in late 1997 and is continuing in the first quarter of 1998, as world supply has increased more than demand. The Corporation's results of operations from exploration and production and refining and marketing operations are extremely sensitive to these selling prices and earnings are being negatively affected. The Corporation cannot predict how long these conditions will continue.

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

     Compliance with various environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a materially adverse effect on the Corporation's earnings and competitive position within the industry. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $5 million in 1997 and the Corporation anticipates comparable capital expenditures in 1998. In addition, the Corporation expended $12 million in 1997 for environmental remediation, with a comparable amount anticipated for 1998.

     The number of persons employed by the Corporation averaged 9,216 in 1997 and 9,085 in 1996.

     Additional operating and financial information relating to the business and properties of the Corporation appears in the text on pages 6 through 13 under the heading "Exploration and Production," on pages 14 through 18 under the heading "Refining and Marketing," on pages 20 through 26 under the heading "Financial Review" and on pages 27 through 53 of the accompanying 1997 Annual Report to Stockholders, which information is incorporated herein by reference.*
--------------------------------------------------------------------------------

* Except as to information specifically incorporated herein by reference under Items 1, 2, 5, 6, 7, 7A and 8, no other information or data appearing in the 1997 Annual Report to Stockholders is deemed to be filed with the Securities and Exchange Commission (SEC) as part of this Annual Report on Form 10-K, or otherwise subject to the SEC's regulations or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

     Reference is made to Item 1 and the operating and financial information relating to the business and properties of the Corporation, which is incorporated in Item 1 by reference.

     Additional information relating to the Corporation's oil and gas operations follows.

1. OIL AND GAS RESERVES

     The Corporation's net proved oil and gas reserves at the end of 1997, 1996 and 1995 are presented under Supplementary Oil and Gas Data in the accompanying 1997 Annual Report to Stockholders, which has been incorporated herein by reference.

     During 1997, the Corporation provided oil and gas reserve estimates for 1996 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

     The Corporation has no contracts or agreements in excess of one year's duration to sell fixed quantities of its crude oil production. Approximately 50% of the Corporation's 1997 natural gas sales was made under long-term contracts to various purchasers. Contractual commitments in 1998 (which are expected to be comparable to 1997) will be filled from the Corporation's production and from contractual purchases.

2. AVERAGE SELLING PRICES AND AVERAGE PRODUCTION COSTS

                                                              1997    1996    1995
-----------------------------------------------------------
Average selling prices (Note A)
     Crude oil, including condensate and natural gas
       liquids (per barrel)
          United States....................................  $18.43  $16.49  $15.82
          Europe...........................................   19.20   20.23   17.05
          Africa and Asia..................................   18.48   20.95   17.06
          Canada and Abu Dhabi.............................       -   17.91   16.02

          Average..........................................   19.01   19.41   16.68

     Natural gas (per Mcf)
          United States (Note B)...........................  $ 2.47  $ 2.43  $ 1.70
          Europe...........................................    2.36    2.05    2.05
          Africa and Asia..................................    1.05       -       -
          Canada...........................................       -    1.35    1.02

          Average..........................................    2.45    2.31    1.67

--------------------------------------------------------------------------------

     Note A: Includes inter-company transfers valued at approximate market prices and the effect of the Corporation's hedging activities. The increase in the United States crude oil selling price in 1997 reflects improved hedging results.

     Note B: Includes sales of purchased gas.

                                                             1997   1996   1995
-----------------------------------------------------------

Average production (lifting) costs per barrel of
  production (Note C)
          United States....................................  $4.39  $4.56  $4.29
          Europe...........................................   5.62   5.30   4.34
          Africa and Asia..................................   2.55   2.02   1.99
          Canada and Abu Dhabi.............................      -   3.21   3.00

          Average..........................................   5.13   4.88   4.09

--------------------------------------------------------------------------------

     Note C: Production (lifting) costs consist of amounts incurred to operate and maintain the Corporation's producing oil and gas wells, related equipment and facilities (including lease costs of floating production and storage facilities) and production and severance taxes. The average production costs per barrel reflect the crude oil equivalent of natural gas production converted on the basis of relative energy content (6 Mcf equals one barrel).

     The foregoing tabulation does not include substantial costs and charges applicable to finding and developing proved oil and gas reserves, nor does it reflect significant outlays for related general and administrative expenses, interest expense and income taxes.

3. GROSS AND NET DEVELOPED ACREAGE AND PRODUCTIVE WELLS AT DECEMBER 31, 1997

                                               DEVELOPED
                                                ACREAGE       PRODUCTIVE WELLS (NOTE A)
                                             APPLICABLE TO    -------------------------
                                            PRODUCTIVE WELLS      OIL           GAS
                                             (IN THOUSANDS)   ------------  -----------
---------------------------------------------------------------------------------------
                                             GROSS     NET    GROSS   NET   GROSS  NET
                                             -----     ---    -----   ---   -----  ---
United States.............................   1,882     525    2,829   791    837   417
Europe....................................     613     138      371    58    138    28
Africa and Asia...........................      65      12      139    11      4     2
                                             -----     ---    -----   ---   ----   ---
          Total...........................   2,560     675    3,339   860    979   447
                                             =====     ===    =====   ===   ====   ===

--------------------------------------------------------------------------------

     Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 83 gross wells and 43 net wells.

4. GROSS AND NET UNDEVELOPED ACREAGE AT DECEMBER 31, 1997

                                                       UNDEVELOPED ACREAGE
                                                          (IN THOUSANDS)
                                                       --------------------
                                                         GROSS       NET
--------------------------------------------------------------------------------
United States........................................    1,428        915
Europe...............................................    9,601      3,478
Africa, Asia and other...............................   21,375      6,300
                                                        ------     ------
          Total......................................   32,404     10,693
                                                        ======     ======

--------------------------------------------------------------------------------

5. NUMBER OF NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                             NET EXPLORATORY WELLS      NET DEVELOPMENT WELLS
                                            ------------------------   ------------------------
                                             1997     1996     1995     1997     1996     1995
------------------------------------------
Productive wells
     United States........................     5        8       20       27       22       25
     Europe...............................     5        6        3        8       12       10
     Africa, Asia and other...............     2        -        -        6        1        1
     Canada and Abu Dhabi.................     -        7        3        -        8       12
                                             ---      ---      ---      ---      ---      ---
          Total...........................    12       21       26       41       43       48
                                             ---      ---      ---      ---      ---      ---
Dry holes
     United States........................    11       22       24        3        -        3
     Europe...............................     8        8        6        1        2        -
     Africa, Asia and other...............     1        2        1        -        -        -
     Canada and Abu Dhabi.................     -        5       14        -        1        2
                                             ---      ---      ---      ---      ---      ---
          Total...........................    20       37       45        4        3        5
                                             ---      ---      ---      ---      ---      ---
Total.....................................    32       58       71       45       46       53
                                             ===      ===      ===      ===      ===      ===

--------------------------------------------------------------------------------

6. NUMBER OF WELLS IN PROCESS OF DRILLING AT DECEMBER 31, 1997

                                                             GROSS    NET
                                                             WELLS   WELLS
--------------------------------------------------------------------------------
United States..............................................    6       3
Europe.....................................................    7       2
Africa, Asia and other.....................................    2       1
                                                              --      --
          Total............................................   15       6
                                                              ==      ==

--------------------------------------------------------------------------------

7. NUMBER OF WATERFLOODS AND PRESSURE MAINTENANCE PROJECTS IN PROCESS OF INSTALLATION AT DECEMBER 31, 1997 -- None

--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

     On April 27, 1993, the Texas Natural Resource Conservation Commission ("TNRCC", then known as the Texas Water Commission) notified the Registrant of alleged violations of the Texas Water Code as a result of alleged discharges of hydrocarbon compounds into the groundwater in the vicinity of the Registrant's terminal in Corpus Christi, Texas. Penalties provided for these violations include administrative penalties not to exceed $10,000 per day. Although there are many potential sources for hydrocarbon discharge in this vicinity, the Registrant is continuing a groundwater assessment, corrective measures program and other appropriate responses to these groundwater conditions. On December 9, 1994, the Executive Director of the TNRCC forwarded a Notice of Executive Director's Preliminary Report and Petition for a TNRCC Order Assessing Administrative Penalties and Requiring Certain Actions of Registrant. This Notice recommended a $542,400 penalty be assessed and the Registrant be ordered to undertake remedial actions at the Corpus Christi terminal. The Registrant is engaging in settlement discussions with the TNRCC regarding this matter.

     The Corporation periodically receives notices from the U.S. Environmental Protection Agency (the "EPA") that the Corporation is a "potentially responsible party" under the Superfund legislation with respect to various waste disposal sites. Under this legislation, all potentially responsible parties are jointly and severally liable. For certain sites, EPA's claims or assertions of liability against the Corporation relating to these sites have not been fully developed. With respect to the remaining sites, EPA's claims have been settled, or a proposed settlement is under consideration, in all cases for amounts which are not material. The ultimate impact of these proceedings, and of any related proceedings by private parties, on the business or accounts of the Corporation cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but is not expected to be material.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents information as of February 1, 1998 regarding executive officers of the Registrant:

                                                                                                  YEAR
                                                                                               INDIVIDUAL
                                                                                               BECAME AN
                                                                                               EXECUTIVE
              NAME             AGE                         OFFICE HELD*                         OFFICER
    ------------------------------------------------------------------------------------------------------
    John B. Hess............   43      Chairman of the Board, Chief Executive Officer and         1983
                                         Director
    W. S. H. Laidlaw........   42      President, Chief Operating Officer and Director            1986
    Leon Hess...............   83      Chairman of the Executive Committee and Director           1969
    J. Barclay Collins II...   53      Executive Vice President, General Counsel and              1986
                                         Director
    John Y. Schreyer........   58      Executive Vice President, Chief Financial Officer and      1990
                                         Director
    Alan A. Bernstein.......   53      Senior Vice President                                      1987
    F. Lamar Clark..........   64      Senior Vice President                                      1990
    John A. Gartman.........   50      Senior Vice President                                      1997
    Neal Gelfand............   53      Senior Vice President                                      1980
    Daniel F. McCarthy......   53      Senior Vice President                                      1995
    Lawrence H. Ornstein....   46      Senior Vice President                                      1995
    Rene L. Sagebien........   57      Senior Vice President                                      1990
    F. Borden Walker........   44      Senior Vice President                                      1996
    Gerald A. Jamin.........   56      Treasurer                                                  1985

--------------------------------------------------------------------------------

     * All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant, and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 7, 1997, except that Mr. Gartman was elected to his present office by the Board of Directors at its regular meeting on October 1, 1997. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 6, 1998.

     Except for Messrs. Walker and Gartman, each of the above officers has been employed by the Registrant in various managerial and executive capacities for more than five years. Prior to his employment with the Registrant in August 1996, Mr. Walker had been a general manager in the areas of gasoline marketing, convenience store development and advertising at Mobil Corporation. Mr. Gartman had been a vice president of Public Service Electric and Gas Company in the area of energy marketing prior to his employment with the Registrant in October 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 1997 and 1996, dividend payments and restrictions thereon and the number of holders of Common Stock is presented on page 26 (Financial Review), page 34 (Long-Term Debt) and on page 50 (Ten-Year Summary of Financial Data) of the accompanying 1997 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     A Ten-Year Summary of Financial Data is presented on pages 48 through 51 of the accompanying 1997 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is presented on pages 20 through 26 of the accompanying 1997 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is presented under "Derivative Financial Instruments" on pages 24 and 25 and in Footnote 12 on pages 37 to 39 of the accompanying 1997 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, including the Report of Ernst & Young LLP, Independent Auditors, the Supplementary Oil and Gas Data (unaudited) and the Quarterly Financial Data (unaudited) are presented on pages 26 through 47 of the accompanying 1997 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            ------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 6, 1998.

     Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to "Election of Directors-Executive Compensation and Other Information," other than information under "Compensation Committee Report on Executive Compensation" and "Performance Graph" included therein, from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 6, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Election of Directors-Ownership of Voting Securities by Certain Beneficial Owners" and "Election of Directors-Ownership of Equity Securities by Management" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 6, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 6, 1998.

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

         3. EXHIBITS

                         3(1)       -Restated Certificate of Incorporation of Registrant
                                      incorporated by reference to Exhibit 19 of Form 10-Q of
                                      Registrant for the three months ended September 30, 1988.
                         3(2)       -By-Laws of Registrant incorporated by reference to Exhibit
                                      3(2) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1985.
                         4(1)       -Note and Warrant Purchase Agreement, dated June 27, 1991
                                      (including the form of the Common Stock Purchase Warrant
                                      expiring June 27, 2001, included as Exhibit B thereof)
                                      incorporated by reference to Exhibit 4 of Form 10-Q of
                                      Registrant for the three months ended June 30, 1991.
                         4(2)       -Amendment, dated as of May 15, 1992 to the Note and Warrant
                                      Purchase Agreement, dated June 27, 1991 (including the
                                      form of the common stock purchase warrant expiring June
                                      27, 2001, included as Exhibit B thereof), incorporated by
                                      reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended June 30, 1992.
                         4(3)       -Credit Agreement dated as of May 20, 1997 among Registrant, the Subsidiary Borrowers thereunder, The Chase Manhattan
                                      Bank as Administrative Agent and the Lenders party
                                      thereto, incorporated by reference to Exhibit 4 of Form
                                      10-Q of Registrant for the three months ended June 30,
                                      1997.
                                    -Other instruments defining the rights of holders of
                                      long-term debt of Registrant and its consolidated
                                      subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not
                                      exceed 10 percent of the total assets of Registrant and
                                      its subsidiaries on a consolidated basis. Registrant
                                      agrees to furnish to the Commission a copy of any
                                      instruments defining the rights of holders of long-term
                                      debt of Registrant and its subsidiaries upon request.
                        10(1)       -Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                                      incorporated by reference to Exhibit 10(4) of Form 10-Q of
                                      Registrant for the three months ended June 30, 1981.
                        10(2)       -Restated Second Extension and Amendment Agreement dated
                                      July 27, 1990 between Hess Oil Virgin Islands Corp. and
                                      the Government of the Virgin Islands incorporated by
                                      reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
                        10(3)       -Technical Clarifying Amendment dated as of November 17,
                                      1993 to Restated Second Extension and Amendment Agreement
                                      between the Government of the Virgin Islands and Hess Oil
                                      Virgin Islands Corp. incorporated by reference to Exhibit
                                      10(3) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1993.
                        10(4)*      -Incentive Compensation Award Plan for Key Employees of
                                      Amerada Hess Corporation and its subsidiaries incorporated by reference to Exhibit 10(2) of Form 10-K of Registrant
                                      for the fiscal year ended December 31, 1980.
                        10(5)*      -Financial Counseling Program description incorporated by
                                      reference to Exhibit 10(3) of Form 10-K of Registrant for
                                      the fiscal year ended December 31, 1980.

                        10(6)*      -Executive Long-Term Incentive Compensation and Stock
                                      Ownership Plan of Registrant dated June 3, 1981
                                      incorporated by reference to Exhibit 10(5) of Form 10-Q of
                                      Registrant for the three months ended June 30, 1981.
                        10(7)*      -Amendment dated as of December 5, 1990 to the Executive
                                      Long-Term Incentive Compensation and Stock Ownership Plan
                                      of Registrant incorporated by reference to Exhibit 10(9)
                                      of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1990.
                        10(8)*      -Amerada Hess Corporation Pension Restoration Plan dated
                                      January 19, 1990 incorporated by reference to Exhibit
                                      10(9) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1989.
                        10(9)*      -Letter Agreement dated August 8, 1990 between Registrant
                                      and Mr. John Y. Schreyer relating to Mr. Schreyer's
                                      participation in the Amerada Hess Corporation Pension
                                      Restoration Plan incorporated by reference to Exhibit
                                      10(11) of Form 10-K of Registrant for the fiscal year
                                      ended December 31, 1991.
                        10(10)*     -1995 Long-Term Incentive Plan, as amended, incorporated by reference to Appendix A of Registrant's definitive proxy
                                      statement dated March 28, 1996 for the Annual Meeting of
                                      Stockholders held on May 1, 1996.
                        10(11)*     -Stock Award Program for non-employee directors dated August
                                      6, 1997.
                        13          -1997 Annual Report to Stockholders of Registrant.
                        21          -Subsidiaries of Registrant.
                        23          -Consent of Ernst & Young LLP, Independent Auditors, dated
                                      March 20, 1998, to the incorporation by reference in
                                      Registrant's Registration Statements on Form S-8 (Nos.
                                      333-43569, 333-43571 and 33-65115) of its report relating
                                      to Registrant's financial statements, which consent
                                      appears on page F-2 herein.
                        27          -Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of Registrant's fiscal year ended December 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 20TH DAY OF MARCH 1998.

                                            AMERADA HESS CORPORATION
                                                 (REGISTRANT)

                                            By      /s/ JOHN Y. SCHREYER
                                                ................................
                                                     (JOHN Y. SCHREYER)
                                                EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                       TITLE                        DATE
--------------------------------------------------------------------------------------------------------------
                                                              Director, Chairman of
                                                                  the Board and
                                                             Chief Executive Officer
                       /s/ JOHN B. HESS                   (Principal Executive Officer)       March 20, 1998
 ............................................................................................................
                   (JOHN B. HESS)

                                                          Director, President and Chief
                      /s/ W.S.H. LAIDLAW                        Operating Officer             March 20, 1998
 ............................................................................................................
                  (W.S.H. LAIDLAW)

                    /s/ NICHOLAS F. BRADY                           Director                  March 20, 1998
 ............................................................................................................
                 (NICHOLAS F. BRADY)

                  /s/ J. BARCLAY COLLINS II                         Director                  March 20, 1998
 ............................................................................................................
               (J. BARCLAY COLLINS II)

                     /s/ PETER S. HADLEY                            Director                  March 20, 1998
 ............................................................................................................
                  (PETER S. HADLEY)

                        /s/ LEON HESS                               Director                  March 20, 1998
 ............................................................................................................
                     (LEON HESS)

                                                                    Director                  March 20, 1998
 ............................................................................................................
                 (EDITH E. HOLIDAY)

                                                                    Director                  March 20, 1998
 ............................................................................................................
                (WILLIAM R. JOHNSON)

                      /s/ THOMAS H. KEAN                            Director                  March 20, 1998
 ............................................................................................................
                  (THOMAS H. KEAN)

                      /s/ FRANK A. OLSON                            Director                  March 20, 1998
 ............................................................................................................
                  (FRANK A. OLSON)

                      /s/ H. W. MCCOLLUM                            Director                  March 20, 1998
 ............................................................................................................
                  (H. W. MCCOLLUM)

                                                                    Director                  March 20, 1998
 ............................................................................................................
                 (ROGER B. ORESMAN)

                      SIGNATURE                                       TITLE                        DATE
--------------------------------------------------------------------------------------------------------------

                                                       Director, Executive Vice President
                                                           and Chief Financial Officer
                                                            (Principal Accounting and
                /s/ JOHN Y. SCHREYER                           Financial Officer)             March 20, 1998
 ............................................................................................................
                 (JOHN Y. SCHREYER)

                                                                    Director                  March 20, 1998
 ............................................................................................................
                (WILLIAM I. SPENCER)

                /s/ ROBERT N. WILSON                                Director                  March 20, 1998
 ............................................................................................................
                 (ROBERT N. WILSON)

                /s/ ROBERT F. WRIGHT                                Director                  March 20, 1998
 ............................................................................................................
                 (ROBERT F. WRIGHT)
--------------------------------------------------------------------------------------------------------------

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                PAGE
                                                               NUMBER
------------------------------------------------------------

Statement of Consolidated Income for each of the three years
  in the period ended December 31, 1997.....................     *
Statement of Consolidated Retained Earnings for each of the
  three years in the period ended December 31, 1997.........     *
Consolidated Balance Sheet at December 31, 1997 and 1996....     *
Statement of Consolidated Cash Flows for each of the three
  years in the period ended December 31, 1997...............     *
Statement of Consolidated Changes in Common Stock and
  Capital in Excess of Par Value for each of the three years
  in the period ended December 31, 1997.....................     *
Notes to Consolidated Financial Statements..................     *
Report of Ernst & Young LLP, Independent Auditors...........     *
Quarterly Financial Data....................................     *
Supplementary Oil and Gas Data..............................     *
Consent of Independent Auditors.............................    F-2
Schedules...................................................     **

--------------------------------------------------------------------------------

     * The financial statements and notes thereto together with the Report of Ernst & Young LLP, Independent Auditors, on pages 27 through 42, the Quarterly Financial Data (unaudited) on page 26, and the Supplementary Oil and Gas Data (unaudited) on pages 43 through 47 of the accompanying 1997 Annual Report to Stockholders are incorporated herein by reference.

     ** All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Amerada Hess Corporation of our report dated February 19, 1998, included in the 1997 Annual Report to Stockholders of Amerada Hess Corporation.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 333-43569, 333-43571 and 33-65115) pertaining to the Amerada Hess Corporation Employees' Savings and Stock Bonus Plan, Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees and the 1995 Long-Term Incentive Plan, of our report dated February 19, 1998, with respect to the consolidated financial statements incorporated herein by reference.

                                                   /s/ ERNST & YOUNG LLP
                                                       ERNST & YOUNG LLP
New York, N.Y.
March 20, 1998

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                            DESCRIPTION
          -------                           -----------
         3(1)    --  Restated Certificate of Incorporation of Registrant
                     incorporated by reference to Exhibit 19 of Form 10-Q of
                     Registrant for the three months ended September 30, 1988.
         3(2)    --  By-Laws of Registrant incorporated by reference to Exhibit
                     3(2) of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1985.
         4(1)    --  Note and Warrant Purchase Agreement, dated June 27, 1991
                     (including the form of the Common Stock Purchase Warrant
                     expiring June 27, 2001, included as Exhibit B thereof)
                     incorporated by reference to Exhibit 4 of Form 10-Q of
                     Registrant for the three months ended June 30, 1991.
         4(2)    --  Amendment, dated as of May 15, 1992 to the Note and
                     Warrant Purchase Agreement, dated June 27, 1991 (including the form of the common stock purchase warrant expiring
                     June 27, 2001, included as Exhibit B thereof),
                     incorporated by reference to Exhibit 19 of Form 10-Q of
                     Registrant for the three months ended June 30, 1992.
         4(3)*   --  Credit Agreement dated as of May 20, 1997 among
                     Registrant, the Subsidiary Borrowers thereunder, The Chase
                     Manhattan Bank as Administrative Agent and the Lenders
                     party thereto, incorporated by reference to Exhibit 4 of
                     Form 10-Q of Registrant for the three months ended June
                     30, 1997.
                 --  Other instruments defining the rights of holders of
                     long-term debt of Registrant and its consolidated
                     subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not
                     exceed 10 percent of the total assets of Registrant and
                     its subsidiaries on a consolidated basis. Registrant
                     agrees to furnish to the Commission a copy of any
                     instruments defining the rights of holders of long-term
                     debt of Registrant and its subsidiaries upon request.
        10(1)    --  Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                     incorporated by reference to Exhibit 10(4) of Form 10-Q of
                     Registrant for the three months ended June 30, 1981.
        10(2)    --  Restated Second Extension and Amendment Agreement dated
                     July 27, 1990 between Hess Oil Virgin Islands Corp. and
                     the Government of the Virgin Islands incorporated by
                     reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
        10(3)    --  Technical Clarifying Amendment dated as of November 17,
                     1993 to Restated Second Extension and Amendment Agreement
                     between the Government of the Virgin Islands and Hess Oil
                     Virgin Islands Corp. incorporated by reference to Exhibit
                     10(3) of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1993.
        10(4)*   --  Incentive Compensation Award Plan for Key Employees of
                     Amerada Hess Corporation and its subsidiaries incorporated by reference to Exhibit 10(2) of Form 10-K of Registrant
                     for the fiscal year ended December 31, 1980.
        10(5)*   --  Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for
                     the fiscal year ended December 31, 1980.
        10(6)*   --  Executive Long-Term Incentive Compensation and Stock
                     Ownership Plan of Registrant dated June 3, 1981
                     incorporated by reference to Exhibit 10(5) of Form 10-Q of
                     Registrant for the three months ended June 30, 1981.

          EXHIBIT
          NUMBER                            DESCRIPTION
          -------                           -----------
        10(7)*   --  Amendment dated as of December 5, 1990 to the Executive
                     Long-Term Incentive Compensation and Stock Ownership Plan
                     of Registrant incorporated by reference to Exhibit 10(9)
                     of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1990.
        10(8)*   --  Amerada Hess Corporation Pension Restoration Plan dated
                     January 19, 1990 incorporated by reference to Exhibit
                     10(9) of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1989.
        10(9)*   --  Letter Agreement dated August 8, 1990 between Registrant and Mr. John Y. Schreyer relating to Mr. Schreyer's
                     participation in the Amerada Hess Corporation Pension
                     Restoration Plan incorporated by reference to Exhibit
                     10(11) of Form 10-K of Registrant for the fiscal year
                     ended December 31, 1991.
        10(10)* --   1995 Long-Term Incentive Plan, as amended, incorporated by reference to Appendix A of Registrant's definitive proxy
                     statement dated March 28, 1996 for the Annual Meeting of
                     Stockholders held on May 1, 1996.
        10(11)* --   Stock Award Program for non-employee directors dated
                     August 6, 1997.
        13        -- 1997 Annual Report to Stockholders of Registrant.
        21        -- Subsidiaries of Registrant.
        23        -- Consent of Ernst & Young LLP, Independent Auditors, dated
                     March 20, 1998, to the incorporation by reference in
                     Registrant's Registration Statements on Form S-8 (Nos.
                     333-43569, 333-43571 and 33-65115) of its report relating
                     to Registrant's financial statements, which consent
                     appears on page F-2 herein.
        27        -- Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.