Form 10-Q
period 1998-03-31
AMERADA HESS CORP
filed 1998-05-14
CIK 4447

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   Form 10-Q

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 1998

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

                                     10036
                                   (Zip Code)

     (Registrant's telephone number, including area code is (212) 997-8500)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          -----     -----
     At March 31, 1998, 91,390,005 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                           Three Months Ended March 31
                      (in thousands, except per share data)


                                                                          1998                1997
                                                                       -----------        -----------
REVENUES
  Sales (excluding excise taxes) and other operating revenues          $ 1,825,789        $ 2,396,830
  Non-operating revenues
        Asset sales                                                         80,321               --
        Other                                                               16,876             19,268
                                                                       -----------        -----------

               Total revenues                                            1,922,986          2,416,098
                                                                       -----------        -----------


COSTS AND EXPENSES
  Cost of products sold and operating expenses                           1,411,373          1,872,074
  Exploration expenses, including dry holes and lease impairment           104,467             61,788
  Selling, general and administrative expenses                             178,486            145,324

  Interest expense                                                          33,988             33,652
  Depreciation, depletion and amortization                                 161,769            188,462
  Provision for income taxes                                                45,497            110,210
                                                                       -----------        -----------

               Total costs and expenses                                  1,935,580          2,411,510
                                                                       -----------        -----------


NET INCOME (LOSS)                                                      $   (12,594)       $     4,588
                                                                       ===========        ===========

NET INCOME (LOSS) PER SHARE
     BASIC                                                             $      (.14)       $       .05
                                                                       ===========        ===========

     DILUTED                                                           $      (.14)       $       .05
                                                                       ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                               90,079             92,712

COMMON STOCK DIVIDENDS PER SHARE                                       $       .15        $       .15





          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)

                                                  ASSETS
                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           1998                1997
                                                                                       ------------        ------------
CURRENT ASSETS
  Cash and cash equivalents                                                            $     79,538        $     91,154
  Accounts receivable                                                                       726,724             993,098
  Inventories                                                                               826,874             937,949
  Other current assets                                                                      189,269             181,431
                                                                                       ------------        ------------
               Total current assets                                                       1,822,405           2,203,632
                                                                                       ------------        ------------

INVESTMENTS AND ADVANCES                                                                    259,214             250,458
                                                                                       ------------        ------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                        12,811,126          12,621,635
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                                    7,540,547           7,430,841
                                                                                       ------------        ------------
               Property, plant and equipment - net                                        5,270,579           5,190,794
                                                                                       ------------        ------------

DEFERRED INCOME TAXES AND OTHER ASSETS                                                      324,249             289,735
                                                                                       ------------        ------------

TOTAL ASSETS                                                                           $  7,676,447        $  7,934,619
                                                                                       ============        ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                                             $    602,830        $    752,576
  Accrued liabilities                                                                       373,043             513,389
  Deferred revenue                                                                          123,187             175,684
  Taxes payable                                                                             185,699             195,692
  Notes payable                                                                               3,600              17,825
  Current maturities of long-term debt                                                      214,685              84,685
                                                                                       ------------        ------------
               Total current liabilities                                                  1,503,044           1,739,851
                                                                                       ------------        ------------

LONG-TERM DEBT                                                                            1,935,383           1,975,281
                                                                                       ------------        ------------

CAPITALIZED LEASE OBLIGATIONS                                                                27,873              27,752
                                                                                       ------------        ------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                                     551,938             562,371
  Other                                                                                     459,148             413,665
                                                                                       ------------        ------------
               Total deferred liabilities and credits                                     1,011,086             976,036
                                                                                       ------------        ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                                     --                  --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 91,390,005 shares at March 31, 1998;
        91,451,205 shares at December 31, 1997                                               91,390              91,451
  Capital in excess of par value                                                            773,673             774,631
  Retained earnings                                                                       2,434,179           2,463,005
  Equity adjustment from foreign currency translation                                      (100,181)           (113,388)
                                                                                       ------------        ------------
               Total stockholders' equity                                                 3,199,061           3,215,699
                                                                                       ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  7,676,447        $  7,934,619
                                                                                       ============        ============

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                           Three Months Ended March 31
                                 (in thousands)


                                                                            1998             1997
                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $ (12,594)       $   4,588
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion and amortization                         161,769          188,462
          Exploratory dry hole costs and lease impairment                   67,141           33,959
          Pre-tax gain on asset sales                                      (80,321)            --
          Changes in operating assets and liabilities                       41,226          388,024
          Deferred income taxes and other items                            (18,833)          (2,317)
                                                                         ---------        ---------

               Net cash provided by operating activities                   158,388          612,716
                                                                         ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                    (318,392)        (219,537)
  Proceeds from asset sales and other                                      107,103           12,101
                                                                         ---------        ---------

               Net cash used in investing activities                      (211,289)        (207,436)
                                                                         ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in notes payable                                                (14,241)         (18,000)
  Long-term borrowings                                                     260,000             --
  Repayment of long-term debt and capitalized lease obligations           (169,494)        (156,524)
  Cash dividends paid                                                      (27,445)         (27,893)
  Common stock acquired                                                     (6,441)         (13,936)
                                                                         ---------        ---------

               Net cash provided by (used in) financing activities          42,379         (216,353)
                                                                         ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (1,094)          (1,722)
                                                                         ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (11,616)         187,205

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              91,154          112,522
                                                                         ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  79,538        $ 299,727
                                                                         =========        =========



          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 1 - The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at March 31, 1998 and December 31, 1997, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1998 and 1997. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

         Certain notes and other information have been condensed or omitted from these interim financial statements. Such statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 1997 Annual Report to Stockholders, which have been incorporated by reference in the Corporation's Form 10-K for the year ended December 31, 1997.

Note 2 - On January 1, 1998, the Corporation began capitalizing the costs of internal use software in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This accounting change increased net income during the quarter ended March 31, 1998 by $2,907 ($ .03 per share).

Note 3 - Inventories consist of the following:

                                                   March 31,    December 31,
                                                     1998           1997
                                                  ----------    ------------
           Crude oil and other charge stocks       $255,759       $269,783
           Refined and other finished products      469,016        564,973
           Materials and supplies                   102,099        103,193
                                                   --------       --------
              Total inventories                    $826,874       $937,949
                                                   ========       ========


Note 4 - The provision for income taxes consisted of the following:

                                                        Three months
                                                       ended March 31
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------
           Current                                 $ 52,265       $100,786
           Deferred                                 ( 6,768)         9,424
                                                   --------       --------
              Total                                $ 45,497       $110,210
                                                   ========       ========

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


Note 5 - Foreign currency exchange transactions are reflected in selling, general and administrative expenses. The net effect, after applicable income taxes, amounted to a loss of $278 compared with a gain of $1,383 for the three-month periods ended March 31, 1998 and 1997, respectively.

Note 6 - The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows:

                                              Three months
                                             ended March 31
                                          ---------------------
                                            1998         1997
                                          --------     --------
           Common shares - basic           90,079       92,321
           Effect of dilutive securities
              (equivalent shares)
              Nonvested common stock         --            347
              Stock options                  --             44
                                           ------       ------
           Common shares - diluted         90,079       92,712
                                           ======       ======

         In the first quarter of 1998, the table excludes the antidilutive effect of 594 nonvested common shares and 113 stock options.

Note 7 - The Corporation uses futures, forwards, options and swaps to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net deferred gains resulting from the Corporation's petroleum hedging activities were approximately $17,000 at March 31, 1998, including $15,000 of unrealized gains.

Note 8 - Interest costs related to certain long-term construction projects have been capitalized in accordance with FAS No. 34. During the three months ended March 31, 1998 and 1997, interest costs of $5,593 and $1,517, respectively, were capitalized.

Note 9 - Comprehensive income includes net income and the effects of foreign currency translation recorded in stockholders' equity. Comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $613 and $(35,849), respectively.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

         Results of Operations

                  The results of operations for the first quarter of 1998 amounted to a net loss of $13 million compared with net income of $5 million in the first quarter of 1997. Excluding gains on asset sales of $56 million, the loss in the first quarter of 1998 was $69 million.

                  The after-tax results by major operating activity for the first quarters of 1998 and 1997 were as follows (in millions, except per share data):

                                                          Three Months
                                                         ended March 31
                                                       ------------------
                                                        1998        1997
                                                       ------      ------
           Exploration and production                  $   8        $ 97
           Refining, marketing and shipping              (33)        (56)
           Corporate                                     (15)         (7)
           Interest expense                              (29)        (29)
                                                       -----        ----
           Income (loss) excluding asset sales           (69)          5
           Gain on asset sales                            56         --
                                                       -----        ----
           Net income (loss)                           $ (13)       $  5
                                                       =====        ====
           Net income (loss) per share (diluted)       $(.14)       $.05
                                                       =====        ====


                  Excluding asset sales, earnings from exploration and production activities decreased by $89 million in the first quarter of 1998 primarily due to lower worldwide crude oil selling prices and higher exploration expenses. Natural gas selling prices in the United States were also lower. The Corporation's average selling prices, including the effects of hedging, were as follows:

                                                           Three months
                                                          ended March 31
                                                       ---------------------
                                                        1998           1997
                                                       ------         ------
           Crude oil and natural gas liquids
            (per barrel)
               United States                           $13.89         $20.68
               Foreign                                  14.56          21.43

           Natural gas (per Mcf)
               United States                             2.21           2.70
               Foreign                                   2.47           2.36

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation's net daily worldwide production was as follows:

                                                                Three months
                                                               ended March 31
                                                           ------------------------
                                                            1998             1997
                                                           ------           ------
                  Crude oil and natural gas liquids
                   (barrels per day)
                      United States                         44,825           42,876
                      Foreign                              164,291          191,878
                                                           -------          -------
                        Total                              209,116          234,754
                                                           =======          =======
                  Natural gas (Mcf per day)
                      United States                        298,882          325,955
                      Foreign                              283,459          323,291
                                                           -------          -------
                        Total                              582,341          649,246
                                                           =======          =======


                  The decrease in foreign crude oil production reflects natural decline and temporary production interruptions in certain United Kingdom fields. The decrease in United States natural gas production was due to natural decline and the effect of asset sales. The decrease in foreign natural gas production principally reflects lower demand in the United Kingdom.

                  Depreciation, depletion, and amortization charges were lower in 1998, reflecting lower production volumes and positive oil and gas reserve revisions at the end of 1997. Exploration expenses were higher in 1998 due to increased activity in the early part of the year in the United States and United Kingdom. Exploration expenses for the full year of 1998 are expected to be comparable to the 1997 level. Selling, general and administrative expenses were higher largely due to increased activity in new international areas. The effective income tax rate on exploration and production earnings was higher in 1998 than in 1997, reflecting a higher effective rate in the United Kingdom due to the increased impact of non-deductible items at lower earnings levels and the accrual of an ACT refund in 1997.

                  The United Kingdom government has proposed changes in oil and gas taxation which, if enacted, will materially increase the cost of the Corporation's operations in the United Kingdom. The Corporation's earnings are very sensitive to crude oil selling prices and the Corporation cannot predict how long prices will remain at current low levels.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  Refining, marketing and shipping operations had a loss of $33 million in the first quarter of 1998, compared with a loss of $56 million in the first quarter of 1997. Gross margins in both periods were depressed, as refined product selling prices were low in comparison to the Corporation's cost of crude oil and refined product inventories. The first quarter of each year was negatively impacted by relatively mild weather which depressed margins for distillates and residual fuel oils. A substantial portion of the refining and marketing results were recorded by the Corporation's Virgin Islands subsidiary for which income tax benefits are not recorded due to available loss carryforwards.

                  Refined product sales volumes in the first quarter of 1998 amounted to 49 million barrels compared with 52 million barrels in the first quarter of 1997. Refining and marketing earnings will continue to be volatile.

                  In February 1998, the Corporation announced an agreement in principle with Petroleos de Venezuela, S.A. (PDVSA) to form a joint venture, 50% owned by each party, to own and operate the Corporation's Virgin Islands refinery. At closing, the Corporation will receive the first installment of $62.5 million on a ten-year, $625 million note, as well as an additional note of $125 million, payment of which is contingent on the future cash flow of the joint venture. At closing, the joint venture will also purchase the crude oil and refined product inventories and other working capital of the refinery. The Corporation estimates that it will record a loss of approximately $125 million at closing. Joint venture discussions and planning are continuing.

                  Net corporate expenses amounted to $15 million in the first quarter of 1998 compared with $7 million in the first quarter of 1997. The change includes the effects of timing of accruals for anticipated expenditures and taxes related to foreign source income.

                  After-tax interest expense was comparable in the first quarters of 1998 and 1997. For the full year of 1998, interest expense is anticipated to be somewhat higher than in 1997, reflecting increased borrowing to fund spending on oil and gas development projects.

                  Sales and other operating revenues in the first quarter of 1998 amounted to $1,826 million, a decrease of $571 million, or 24%, from the corresponding period of 1996. The decrease was primarily due to lower crude oil and refined product selling prices and sales volumes.

                    PART I - FINANCIAL INFORMATION (CONT'D.)


                  Liquidity and Capital Resources


                  Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $158 million in the first quarter of 1998 compared with $613 million in the first quarter of 1997. The decrease was primarily due to changes in working capital items, particularly inventories. Cash flow, excluding special items and changes in working capital components, amounted to $117 million in 1998 and $225 million in 1997, with the difference largely reflecting changes in operating income. The sale of three oil and gas properties in the United States and Norway generated proceeds of $98 million in 1998.

                  Total debt was $2,204 million at March 31, 1998 compared with $2,127 million at December 31, 1997, resulting in debt to total capitalization ratios of 40.8% and 39.8%, respectively. At March 31, 1998, floating rate debt amounted to 35% of total debt, including the effect of interest rate conversion (swap) agreements. At March 31, 1998, the Corporation had additional borrowing capacity available under its revolving credit agreement of $942 million and additional unused lines of credit under uncommitted arrangements with banks of $418 million.

                  Since inception of the Corporation's stock repurchase program in August 1996, through March 31, 1998, 2,573,000 shares have been purchased at a cost of approximately $137 million.

                  Futures, forwards, options and swaps are used to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments are used to set the selling prices of the Corporation's products and the related gains or losses are an integral part of the Corporation's selling prices. At March 31, 1998, the Corporation had open hedge positions equal to 6% of its estimated worldwide crude oil production over the next twelve months. The Corporation also had open contracts equal to 22% of its estimated United States natural gas production over the next twelve months. In addition, the Corporation had hedges covering 12% of its refining and marketing inventories and had additional short positions, primarily crack spreads, approximating 3% of refined products to be manufactured in the next twelve months. As market conditions change, the Corporation will adjust its hedge positions.

                  In April 1998, the Corporation purchased an increased interest in an affiliated company with proved crude oil reserves and exploration licenses in Gabon. In addition, the Corporation reached agreement, subject to existing preemptive rights, to acquire various interests in three companies operating in Azerbaijan with production sharing contracts covering developed and undeveloped oil and gas reserves, exploration prospects and transportation rights. The cost to the Corporation of these acquisitions is expected to be approximately $150 million.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  Capital expenditures in the first quarter of 1998 amounted to $318 million compared with $220 million in the first quarter of 1997. Capital expenditures for exploration and production activities were $295 million in the first quarter of 1998 compared with $199 million in the first three months of 1997.

                  Capital expenditures for the remainder of 1998, including the oil and gas reserve acquisitions described above, are currently expected to be approximately $1,150 million and will be financed by internally generated funds and external borrowings.

                           PART II - OTHER INFORMATION




Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits

                    None

              (b)  Reports on Form 8-K

                    During the first quarter of 1998, the Registrant filed a report on Form 8-K, dated February 3, 1998. Such report disclosed the issuance of a press release announcing the agreement in principle between Registrant and Petroleos de Venezuela, S.A. to own and operate the Hess petroleum refinery in St. Croix, U.S. Virgin Islands.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMERADA HESS CORPORATION
                                              (REGISTRANT)


                                              By /s/ John Y. Schreyer
                                                 -------------------------------
                                                 JOHN Y. SCHREYER
                                                 EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL OFFICER
                                                  AND AUTHORIZED SIGNATORY)

Date: May 11, 1998