Form 10-Q
period 1998-06-30
AMERADA HESS CORP
filed 1998-08-13
CIK 4447

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1998

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 1-1204

                                ----------------

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

     At June 30, 1998, 90,957,905 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           THREE MONTHS                     SIX MONTHS
                                                          ENDED JUNE 30                   ENDED JUNE 30
                                                   ----------------------------     ----------------------------
                                                       1998             1997            1998             1997
                                                   -----------      -----------     -----------      -----------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                      $ 1,617,254      $ 1,833,960     $ 3,443,043      $ 4,230,790
  Non-operating revenues
     Asset sales                                          --             16,463          80,321           16,463
     Other                                              27,072           28,401          43,948           47,669
                                                   -----------      -----------     -----------      -----------

               Total revenues                        1,644,326        1,878,824       3,567,312        4,294,922
                                                   -----------      -----------     -----------      -----------


COSTS AND EXPENSES
  Cost of products sold and operating expenses       1,198,111        1,361,763       2,609,484        3,233,837
  Exploration expenses, including dry holes
     and lease impairment                               92,859           91,157         197,326          152,945
  Selling, general and administrative expenses         180,826          155,056         359,312          300,380

  Interest expense                                      33,329           33,755          67,317           67,407
  Depreciation, depletion and amortization             160,048          160,892         321,817          349,354
  Provision for income taxes                               872           34,544          46,369          144,754
                                                   -----------      -----------     -----------      -----------

               Total costs and expenses              1,666,045        1,837,167       3,601,625        4,248,677
                                                   -----------      -----------     -----------      -----------


NET INCOME (LOSS)                                  $   (21,719)     $    41,657     $   (34,313)     $    46,245
                                                   ===========      ===========     ===========      ===========

NET INCOME (LOSS) PER SHARE -
     BASIC AND DILUTED                             $      (.24)     $       .45     $      (.38)     $       .50
                                                   ===========      ===========     ===========      ===========


WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                        89,904           91,787          89,982           92,206

COMMON STOCK DIVIDENDS PER SHARE                   $       .15      $       .15     $       .30      $       .30


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                     ASSETS
                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         1998              1997
                                                                                     ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                                          $     40,894      $     91,154
  Accounts receivable                                                                     656,053           993,098
  Inventories                                                                             826,004           937,949
  Other current assets                                                                    199,594           181,431
                                                                                     ------------      ------------
               Total current assets                                                     1,722,545         2,203,632
                                                                                     ------------      ------------

INVESTMENTS AND ADVANCES                                                                  262,810           250,458
                                                                                     ------------      ------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                      13,125,318        12,621,635
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                                  7,689,270         7,430,841
                                                                                     ------------      ------------
               Property, plant and equipment - net                                      5,436,048         5,190,794
                                                                                     ------------      ------------

DEFERRED INCOME TAXES AND OTHER ASSETS                                                    356,485           289,735
                                                                                     ------------      ------------

TOTAL ASSETS                                                                         $  7,777,888      $  7,934,619
                                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                                           $    588,111      $    752,576
  Accrued liabilities                                                                     445,378           513,389
  Deferred revenue                                                                         71,185           175,684
  Taxes payable                                                                           150,518           195,692
  Notes payable                                                                            76,300            17,825
  Current maturities of long-term debt                                                    139,685            84,685
                                                                                     ------------      ------------
               Total current liabilities                                                1,471,177         1,739,851
                                                                                     ------------      ------------

LONG-TERM DEBT                                                                          2,132,484         1,975,281
                                                                                     ------------      ------------

CAPITALIZED LEASE OBLIGATIONS                                                              15,707            27,752
                                                                                     ------------      ------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                                   567,945           562,371
  Other                                                                                   459,057           413,665
                                                                                     ------------      ------------
               Total deferred liabilities and credits                                   1,027,002           976,036
                                                                                     ------------      ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                                   --                --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 90,957,905 shares at June 30, 1998;
        91,451,205 shares at December 31, 1997                                             90,958            91,451
  Capital in excess of par value                                                          770,018           774,631
  Retained earnings                                                                     2,379,764         2,463,005
  Equity adjustment from foreign currency translation                                    (109,222)         (113,388)
                                                                                     ------------      ------------
               Total stockholders' equity                                               3,131,518         3,215,699
                                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  7,777,888      $  7,934,619
                                                                                     ============      ============


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                            SIX MONTHS ENDED JUNE 30
                                 (IN THOUSANDS)


                                                                          1998           1997
                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (34,313)     $  46,245
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion and amortization                       321,817        349,354
          Exploratory dry hole costs and lease impairment                131,699         94,938
          Pre-tax gain on asset sales                                    (80,321)       (16,463)
          Changes in operating assets and liabilities                     38,791        343,315
          Deferred income taxes and other items                          (16,403)       (25,640)
                                                                       ---------      ---------

               Net cash provided by operating activities                 361,270        791,749
                                                                       ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (709,098)      (611,958)
  Proceeds from asset sales and other                                    108,267         59,873
                                                                       ---------      ---------

               Net cash used in investing activities                    (600,831)      (552,085)
                                                                       ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                               58,458        137,000
  Long-term borrowings                                                   515,000         29,000
  Repayment of long-term debt and capitalized lease obligations         (313,222)      (205,910)
  Cash dividends paid                                                    (41,115)       (41,637)
  Common stock acquired                                                  (28,473)       (81,965)
                                                                       ---------      ---------

               Net cash provided by (used in) financing activities       190,648       (163,512)
                                                                       ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (1,347)        (1,717)
                                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (50,260)        74,435

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            91,154        112,522
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  40,894      $ 186,957
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
              normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at June 30, 1998 and December 31, 1997, and the consolidated results of operations for the three and six-month periods ended June 30, 1998 and 1997 and the consolidated cash flows for the six-month periods ended June 30, 1998 and 1997. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

              Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 1997 Annual Report to Stockholders, which have been incorporated by reference in the Corporation's Form 10-K for the year ended December 31, 1997.

Note 2  -     On January 1, 1998, the Corporation began capitalizing the costs of internal use software in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software
              Developed or Obtained for Internal Use. This accounting change increased net income for the six months ended June 30, 1998 by $6,422 ($.07 per share).

Note 3  -     Inventories consist of the following:

                                                       June 30,       December 31,
                                                         1998             1997
                                                       --------       ------------
Crude oil and other charge stocks                      $247,177         $269,783
Refined and other finished products                     476,450          564,973
Materials and supplies                                  102,377          103,193
                                                       --------         --------
        Total inventories                              $826,004         $937,949
                                                       ========         ========


Note 4  -     The provision for income taxes consisted of the following:

                             Three months                    Six months
                            ended June 30                  ended June 30
                      -------------------------       -------------------------
                         1998            1997            1998            1997
                      ---------       ---------       ---------       ---------
Current               $  (5,299)      $  44,620       $  46,966       $ 145,406
Deferred                  6,171         (10,076)           (597)           (652)
                      ---------       ---------       ---------       ---------
   Total              $     872       $  34,544       $  46,369       $ 144,754
                      =========       =========       =========       =========

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

Note 5  -     Foreign currency exchange transactions are reflected in selling, general and administrative expenses. The net effect, after applicable income taxes, amounted to gains of $593 and $315, respectively, for the three and six-month periods ended June 30, 1998 compared to losses of $1,832 and $449 for the corresponding periods of 1997.

Note 6 - The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows:

                                            Three months           Six months
                                           ended June 30         ended June 30
                                         -----------------     -----------------
                                          1998       1997       1998       1997
                                         ------     ------     ------     ------
Common shares - basic                    89,904     91,387     89,982     91,810
Effect of dilutive securities
   (equivalent shares)
   Nonvested common stock                  --          376       --          361
   Stock options                           --           24       --           35
                                         ------     ------     ------     ------
Common shares - diluted                  89,904     91,787     89,982     92,206
                                         ======     ======     ======     ======

              The antidilutive effects of 656 nonvested common shares and 127 stock options and 626 common shares and 120 stock options are excluded in the three months and six months ended June 30, 1998, respectively.

Note 7 - The Corporation uses futures, forwards, options and swaps to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net deferred gains resulting from the Corporation's petroleum hedging activities were approximately $16,000 at June 30, 1998, including $15,000 of unrealized gains.

Note 8 - Interest costs related to certain long-term construction projects have been capitalized in accordance with FAS No. 34. During the three and six-month periods ended June 30, 1998, interest costs of $7,603 and $13,196, respectively, were capitalized compared to $1,770 and $3,287 for the corresponding periods of 1997.

Note 9 - Comprehensive income, which includes net income and the effects of foreign currency translation recorded directly in stockholders' equity, is as follows:

                                     Three months                Six months
                                    ended June 30              ended June 30
                                ----------------------     ----------------------
                                  1998          1997         1998          1997
                                --------      --------     --------      --------
Comprehensive income (loss)     $(30,760)     $ 53,833     $(30,147)     $ 17,984
                                ========      ========     ========      ========

                    PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


              RESULTS OF OPERATIONS

                    The results of operations for the second quarter of 1998
              amounted to a net loss of $22 million compared with net income of $42 million in the second quarter of 1997. The net loss for the first half of 1998 amounted to $34 million compared with net income of $46 million in the first half of 1997. Excluding gains on asset sales, the loss in the first half of 1998 was $90 million compared with income of $35 million in the first half of 1997.

                    The after-tax results by major operating activity for the
              three and six-month periods ended June 30, 1998 and 1997 were as follows (in millions, except per share data):

                                           Three months           Six months
                                          ended June 30         ended June 30
                                        ----------------      ----------------
                                         1998       1997       1998       1997
                                        -----      -----      -----      -----
Exploration and production              $  (6)     $  64      $   2      $ 161
Refining, marketing and shipping           18          3        (15)       (53)
Corporate                                  (6)        (7)       (20)       (14)
Interest expense                          (28)       (29)       (57)       (59)
                                        -----      -----      -----      -----

Income (loss) excluding asset sales       (22)        31        (90)        35
Gains on asset sales                     --           11         56         11
                                        -----      -----      -----      -----

Net income (loss)                       $ (22)     $  42      $ (34)     $  46
                                        =====      =====      =====      =====
Net income (loss)
   per share (diluted)                  $(.24)     $ .45      $(.38)     $ .50
                                        =====      =====      =====      =====


                    The net gain on asset sales in 1998 of $56 million reflects the sale of three oil and gas properties in the United States and Norway. The 1997 asset sale represents the sale of a United States natural gas property.

              Exploration and Production

                    Excluding gains on asset sales, earnings from exploration
               and production activities decreased by $70 million in the second quarter of 1998 and $159 million in the first half of 1998, compared with the corresponding periods of 1997. The decreases were primarily due to lower worldwide crude oil selling prices and lower United Kingdom crude oil sales volumes. Exploration expenses were higher, particularly in the first quarter of 1998.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                     The Corporation's average selling prices, including the
               effects of hedging, were as follows:

                                           Three months           Six months
                                          ended June 30         ended June 30
                                      --------------------  --------------------
                                         1998       1997       1998       1997
                                      ---------  ---------  ---------  ---------
Crude oil and natural gas liquids
  (per barrel)
     United States                    $   11.82  $   17.92  $   12.86  $   19.29
     Foreign                              13.79      17.66      14.18      19.61

Natural gas (per Mcf)
     United States                         2.10       2.24       2.16       2.47
     Foreign                               2.34       2.32       2.41       2.34


                     The Corporation's net daily worldwide production was as
               follows:

                                          Three months             Six months
                                         ended June 30           ended June 30
                                      -------------------     -------------------
                                       1998        1997        1998        1997
                                      -------     -------     -------     -------
Crude oil and natural gas liquids
  (barrels per day)
     United States                     44,211      43,158      44,516      43,018
     Foreign                          159,237     164,867     161,751     178,297
                                      -------     -------     -------     -------
          Total                       203,448     208,025     206,267     221,315
                                      =======     =======     =======     =======

Natural gas (Mcf per day)
     United States                    287,447     313,570     293,133     319,728
     Foreign                          302,798     250,823     293,182     286,857
                                      -------     -------     -------     -------
          Total                       590,245     564,393     586,315     606,585
                                      =======     =======     =======     =======


                     The decrease in foreign crude oil production reflects
               natural decline and temporary production interruptions in several United Kingdom fields. The decrease in United States natural gas production was due to natural decline and the effect of asset sales. The increase in foreign natural gas production principally reflects higher demand in the United Kingdom. The Corporation has several development projects which are anticipated to increase net production of crude oil in the second half of the year.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                    Depreciation, depletion and amortization charges were
              comparable in the second quarter of 1998 and 1997, but were lower in the first half of 1998 reflecting lower production volumes in the early part of the year. The Corporation also had positive oil and gas reserve revisions at the end of 1997, which reduced depreciation and related charges in 1998. Exploration expenses were comparable in the second quarter of each year, but were higher in the first half of 1998 reflecting increased activity in the United States and United Kingdom in the first quarter. Exploration expenses for the full year of 1998 are expected to be lower than the 1997 level. Exploration and production selling, general and administrative expenses were higher in the second quarter and first half of 1998, reflecting increased activity in new international areas and the expansion of natural gas marketing activities in the United Kingdom.

                    The effective income tax rate on exploration and production earnings was higher in 1998 than in 1997, reflecting a higher effective tax rate in the United Kingdom, principally due to the increased impact of non-deductible items at lower earnings levels and the accrual of an ACT refund in 1997. The effective rate in both years was also affected by exploration expenses in certain international areas outside of the North Sea for which full income tax benefits have not been recorded.

                    The Corporation's exploration and production earnings are
              very sensitive to crude oil selling prices and the Corporation cannot predict how long prices will remain at current low levels.

              Refining, Marketing and Shipping

                    Refining, marketing and shipping operations had income of
              $18 million in the second quarter of 1998 compared with $3 million in the second quarter of 1997. Results for the first half of 1998 amounted to a loss of $15 million compared with a loss of $53 million in the first half of 1997. Refined product margins in 1998 improved somewhat from the 1997 levels in spite of continued low selling prices for gasoline and other refined products. The results, particularly in the early part of each year, were negatively impacted by relatively mild weather which depressed margins for distillates and residual fuel oils.

                    Refined product sales volumes amounted to 93 million barrels in the first half of 1998 compared with 95 million barrels in the first half of 1997. Marketing selling, general and administrative expenses were higher in 1998, reflecting an emphasis on expanding retail activity including the costs of operating the chain of 66 retail marketing properties in Florida which was acquired in June 1997. In 1998 and 1997, income taxes or benefits were not recorded on the results of the Corporation's Virgin Islands subsidiary due to available loss carryforwards. The absence of income tax provisions increases the volatility of reported refining and marketing results.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                    In February 1998, the Corporation announced an agreement in principle with Petroleos de Venezuela, S.A. (PDVSA) to form a joint venture, 50% owned by each party, to own and operate the Corporation's Virgin Islands refinery. In May, the third extension and amendment to the refinery's concession agreement in the Virgin Islands was signed into law extending it to the joint venture effective upon closing. Work is continuing on the underlying joint venture agreements with closing anticipated by year-end. Upon closing, the Corporation will receive the first installment of $62.5 million on a ten-year, $625 million note. The joint venture will also purchase the crude oil and refined product inventories and other working capital of the refinery. The Corporation estimates that at closing it will record a reserve of approximately $125 million for a note, payment of which is contingent on the future cash flow of the joint venture.

              Corporate and Interest

                    Net corporate expenses were comparable in the second
              quarters of 1998 and 1997, but increased by $6 million in the first half of 1998 compared with the first half of 1997. The change includes the effects of timing of accruals for anticipated expenditures and variations in tax provisions related to foreign source income.

                    After-tax interest expense was comparable in 1998 and 1997.
              For the full year of 1998, interest expense is anticipated to be somewhat higher than in 1997, reflecting increased borrowing to fund capital expenditures related to oil and gas development projects.

              Consolidated Revenues

                    Sales and other operating revenues decreased by 12% and 19%
              in the second quarter and first half of 1998, respectively, compared with the comparable periods of 1997. The decreases were primarily due to lower crude oil and refined product selling prices. Crude oil sales volumes were also lower in 1998. Refined product sales volumes increased slightly in the second quarter of 1998 but were lower in the first half of 1998 compared with 1997 sales volumes.


              LIQUIDITY AND CAPITAL RESOURCES

                    Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $361 million in the first half of 1998 compared with $792 million in the first half of 1997. The decrease was primarily due to changes in working capital items, including inventories. Cash flow, excluding special items and changes in working capital components, amounted to $322 million in 1998 and $448 million in 1997. The difference largely resulted from changes in operating income. The sale of three oil and gas properties in the United States and Norway generated proceeds of $98 million in 1998.

                    PART 1 - FINANCIAL INFORMATION (CONT'D.)

                    Total debt was $2,388 million at June 30, 1998 compared with
              $2,127 million at December 31, 1997, resulting in debt to total capitalization ratios of 43.3% and 39.8%, respectively. At June 30, 1998, floating rate debt amounted to 41% of total debt, including the effect of interest rate conversion (swap) agreements. At June 30, 1998, the Corporation had $745 million of additional borrowing capacity available under its revolving credit agreement and additional unused lines of credit under uncommitted arrangements with banks for $408 million. Debt is expected to increase in the third quarter due to exploration and production capital expenditures, but is anticipated to decline in the fourth quarter from the application of proceeds to be received on the closing of the refining joint venture.

                    In August, the Corporation completed private placements of
              $225 million of fixed rate debt with three insurance companies. The weighted average maturity of the three notes is 7.4 years. In addition, the Corporation has entered into a 364-day revolving credit facility of $300 million. The Corporation also plans to sell and lease back its interests in two Gulf of Mexico oil and gas production platforms for approximately $180 million.

                    In August 1996, the Corporation's Board of Directors
              approved a two-year, $250 million stock repurchase program. Through June 30, 1998, 3,004,600 shares have been purchased at a cost of approximately $160 million. In August 1998, the Board extended the term of the repurchase program to March 31, 1999.

                    Futures, forwards, options and swaps are used to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments are used to set the selling prices of the Corporation's products and the related gains or losses are an integral part of the Corporation's selling prices. At June 30, 1998, the Corporation had open hedge positions equal to 3% of its estimated worldwide crude oil production over the next twelve months. The Corporation also had open contracts equal to 14% of its estimated United States natural gas production over the next twelve months and approximately 2% of its production for the succeeding twelve months. In addition, the Corporation had hedges covering 17% of its refining and marketing inventories and had additional short positions, primarily crack spreads, approximating 5% of refined products to be manufactured in the next twelve months. As market conditions change, the Corporation will adjust its hedge positions.

                    Capital expenditures in the first half of 1998 amounted to
              $709 million compared with $612 million in the first half of 1997. Capital expenditures for exploration and production activities were $659 million in the first half of 1998 compared with $507 million in the first six months of 1997. Capital expenditures in 1998 included significant expenditures for oil and gas field developments and $50 million for an increased interest in a consolidated subsidiary with proved crude oil reserves and exploration licenses in Gabon.

                    PART 1 - FINANCIAL INFORMATION (CONT'D.)

                    In the second quarter of 1998, the Corporation reached
              agreement, subject to existing preemptive rights, to acquire various interests in three companies operating in Azerbaijan with production sharing contracts covering developed and undeveloped oil and gas reserves, exploration prospects and transportation rights. The cost to the Corporation of this acquisition, which is scheduled to close in the third quarter, is expected to be approximately $100 million.

                    Capital expenditures for the remainder of 1998 including the pending oil and gas reserve acquisition described above, are expected to be approximately $750 million and will be financed by internally generated funds and external borrowings.

                    The Corporation continues its program of identifying and
               modifying computer programs and systems that otherwise would not properly function in the year 2000. The Corporation expenses year 2000 remediation costs as incurred and expects that total future costs of this program will be approximately $15 million, a portion of which is included in its normal information technology budget.

                           PART II - OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                     The Annual Meeting of Stockholders of the Registrant was
              held on May 6, 1998. The Inspectors of Election reported that 77,787,522 shares of Common Stock of the Registrant were represented in person or by proxy at the meeting, constituting 85.12% of the votes entitled to be cast. At the meeting, stockholders voted upon the election of five nominees for the Board of Directors for the three-year term expiring in 2001 and the ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ended December 31, 1998.

                     With respect to the election of directors, the inspectors
              of election reported as follows:

                                                 For           Withhold Authority to Vote
    Name                                   Nominee Listed          For Nominee Listed
    ----                                   --------------          ------------------
Nicholas F. Brady                            76,807,873                  979,649
J. Barclay Collins                           76,644,696                1,142,826
Leon Hess                                    76,624,828                1,162,694
Thomas H. Kean                               76,653,251                1,134,271
Frank A. Olson                               76,788,686                  998,836

                     The inspectors further reported that 77,639,405 votes were cast for the ratification of the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1998, 65,819 votes were cast against said ratification and holders of 82,298 votes abstained.

                     There were no broker non-votes with respect to the election of directors or the ratification of the selection of independent auditors.



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits

                   None

              (b)  Reports on Form 8-K

                   The Registrant filed no report on Form 8-K during the three months ended June 30, 1998.

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



Date:  August 10, 1998