Form 10-Q
period 1998-09-30
AMERADA HESS CORP
filed 1998-11-13
CIK 4447

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

                    For the quarter ended September 30, 1998

                                       or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ----------------- to ------------------

                         COMMISSION FILE NUMBER 1-1204

                         -----------------------------

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

   At September 30, 1998, 90,364,705 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                      (in thousands, except per share data)

                                                               Three Months                             Nine Months
                                                            Ended September 30                      Ended September 30
                                                      -------------------------------        -------------------------------
                                                         1998                1997               1998                1997
                                                      -----------         -----------        -----------         -----------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                         $ 1,530,941         $ 1,884,578        $ 4,973,984         $ 6,115,368
  Non-operating revenues
     Asset sales                                               --                  --             80,321              16,463
     Other                                                 19,783              16,719             63,731              64,388
                                                      -----------         -----------        -----------         -----------

               Total revenues                           1,550,724           1,901,297          5,118,036           6,196,219
                                                      -----------         -----------        -----------         -----------


COSTS AND EXPENSES
  Cost of products sold and operating expenses          1,133,185           1,378,358          3,742,669           4,612,195
  Exploration expenses, including dry holes
     and lease impairment                                  59,677             123,980            257,003             276,925
  Selling, general and administrative expenses            164,639             164,404            523,951             464,784

  Interest expense                                         41,709              33,819            109,026             101,226
  Depreciation, depletion and amortization                158,380             163,784            480,197             513,138
  Provision (benefit) for income taxes                       (547)             14,273             45,822             159,027
                                                      -----------         -----------        -----------         -----------

               Total costs and expenses                 1,557,043           1,878,618          5,158,668           6,127,295
                                                      -----------         -----------        -----------         -----------


NET INCOME (LOSS)                                     $    (6,319)        $    22,679        $   (40,632)        $    68,924
                                                      ===========         ===========        ===========         ===========

NET INCOME (LOSS) PER SHARE -
     BASIC AND DILUTED                                $      (.07)        $       .25        $      (.45)        $       .75
                                                      ===========         ===========        ===========         ===========


WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                           89,268              91,311             89,732              91,943

COMMON STOCK DIVIDENDS PER SHARE                      $       .15         $       .15        $       .45         $       .45


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)

                                     ASSETS

                                                                                        September 30,         December 31,
                                                                                             1998                 1997
                                                                                         ------------         ------------
CURRENT ASSETS
  Cash and cash equivalents                                                              $     67,181         $     91,154
  Accounts receivable                                                                       1,083,820              993,098
  Inventories                                                                                 925,285              937,949
  Other current assets                                                                        277,270              181,431
                                                                                         ------------         ------------
               Total current assets                                                         2,353,556            2,203,632
                                                                                         ------------         ------------

INVESTMENTS AND ADVANCES                                                                      266,079              250,458
                                                                                         ------------         ------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                          13,621,549           12,621,635
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                                      7,914,207            7,430,841
                                                                                         ------------         ------------
               Property, plant and equipment - net                                          5,707,342            5,190,794
                                                                                         ------------         ------------

DEFERRED INCOME TAXES AND OTHER ASSETS                                                        318,192              289,735
                                                                                         ------------         ------------

TOTAL ASSETS                                                                             $  8,645,169         $  7,934,619
                                                                                         ============         ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                                               $    965,390         $    752,576
  Accrued liabilities                                                                         414,351              513,389
  Deferred revenue                                                                            177,023              175,684
  Taxes payable                                                                               254,095              195,692
  Notes payable                                                                                37,000               17,825
  Current maturities of long-term debt                                                        139,685               84,685
                                                                                         ------------         ------------
               Total current liabilities                                                    1,987,544            1,739,851
                                                                                         ------------         ------------

LONG-TERM DEBT                                                                              2,488,309            1,975,281
                                                                                         ------------         ------------

CAPITALIZED LEASE OBLIGATIONS                                                                  24,489               27,752
                                                                                         ------------         ------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                                       581,877              562,371
  Other                                                                                       456,384              413,665
                                                                                         ------------         ------------
               Total deferred liabilities and credits                                       1,038,261              976,036
                                                                                         ------------         ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                                         --                   --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 90,364,705 shares at September 30, 1998;
        91,451,205 shares at December 31, 1997                                                 90,365               91,451
  Capital in excess of par value                                                              764,844              774,631
  Retained earnings                                                                         2,335,861            2,463,005
  Equity adjustment from foreign currency translation                                         (84,504)            (113,388)
                                                                                         ------------         ------------
               Total stockholders' equity                                                   3,106,566            3,215,699
                                                                                         ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  8,645,169         $  7,934,619
                                                                                         ============         ============


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                         Nine Months Ended September 30
                                 (in thousands)

                                                                              1998                1997
                                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $   (40,632)        $    68,924
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion and amortization                            480,197             513,138
          Exploratory dry hole costs and lease impairment                     160,978             179,328
          Pre-tax gain on asset sales                                         (80,321)            (16,463)
          Changes in operating assets and liabilities                          26,846             225,107
          Deferred income taxes and other items                               (30,397)            (48,967)
                                                                          -----------         -----------

               Net cash provided by operating activities                      516,671             921,067
                                                                          -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                     (1,120,360)           (934,289)
  Proceeds from asset sales and other                                         119,288              56,994
                                                                          -----------         -----------

               Net cash used in investing activities                       (1,001,072)           (877,295)
                                                                          -----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                                    19,158              38,712
  Long-term borrowings                                                        644,000             236,000
  Repayment of long-term debt and capitalized lease obligations               (86,228)           (156,310)
  Cash dividends paid                                                         (54,668)            (55,386)
  Common stock acquired                                                       (58,667)            (86,240)
                                                                          -----------         -----------

               Net cash provided by (used in) financing activities            463,595             (23,224)
                                                                          -----------         -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (3,167)             (2,500)
                                                                          -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (23,973)             18,048

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 91,154             112,522
                                                                          -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    67,181         $   130,570
                                                                          ===========         ===========


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 1 - The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at September 30, 1998 and December 31, 1997, and the consolidated results of operations for the three and nine-month periods ended September 30, 1998 and 1997 and the consolidated cash flows for the nine-month periods ended September 30, 1998 and 1997. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Note 2 - On January 1, 1998, the Corporation began capitalizing the costs of internal use software in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This accounting change increased net income for the nine months ended September 30, 1998 by $9,888 ($.11 per share).

Note 3 -  Inventories consist of the following:

                                                            September 30,       December 31,
                                                                1998                1997
                                                              --------            --------
               Crude oil and other charge stocks              $313,921            $269,783
               Refined and other finished products             497,059             564,973
               Materials and supplies                          114,305             103,193
                                                              --------            --------
                    Total inventories                         $925,285            $937,949
                                                              ========            ========

Note 4 - In the third quarter of 1998, the Corporation issued $225,000 of notes to insurance companies, due through 2008. The weighted average interest rate of these notes is 6.6% and the weighted average maturity is 7.4 years. In addition, the Corporation entered into a 364-day revolving credit agreement with an available borrowing capacity of $300,000. The Corporation also completed a $120,000 sale and leaseback of its interest in a Gulf of Mexico oil and gas production platform. This transaction is being accounted for as a financing, and accordingly, is reflected in long-term debt at quarter end. The Corporation sold forward a portion of its 1999 crude oil production for $155,000, which is included in deferred revenue on the balance sheet.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 5  - The provision (benefit) for income taxes consisted of the following:

                                      Three months                                 Nine months
                                    ended September 30                          ended September 30
                              -------------------------------             -------------------------------
                                1998                  1997                  1998                  1997
                              ---------             ---------             ---------             ---------
          Current             $   8,694             $  30,281             $  55,660             $ 175,687
          Deferred               (9,241)              (16,008)               (9,838)              (16,660)
                              ---------             ---------             ---------             ---------
            Total             $    (547)            $  14,273             $  45,822             $ 159,027
                              =========             =========             =========             =========

Note 6 - Foreign currency exchange transactions are reflected in selling, general and administrative expenses. The net effect, after applicable income taxes, amounted to gains of $1,357 and $1,672, respectively, for the three and nine-month periods ended September 30, 1998 compared to gains of $1,045 and $596 for the corresponding periods of 1997.

Note 7 - The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows:

                                                         Three months                        Nine months
                                                      ended September 30                  ended September 30
                                                   ------------------------            ------------------------
                                                    1998              1997              1998              1997
                                                   ------            ------            ------            ------
          Common shares - basic                    89,268            90,810            89,732            91,508
          Effect of dilutive securities
             (equivalent shares)
             Nonvested common stock                    --               447                --               392
             Stock options                             --                54                --                43
                                                   ------            ------            ------            ------
          Common shares - diluted                  89,268            91,311            89,732            91,943
                                                   ======            ======            ======            ======

          The antidilutive effects of 695 nonvested common shares and 40 stock options and 648 common shares and 90 stock options are excluded in the three months and nine months ended September 30, 1998, respectively.

Note 8 - The Corporation uses futures, forwards, options and swaps to reduce the impact of fluctuations in the prices of crude oil, natural gas and refined products. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net deferred gains resulting from the Corporation's petroleum hedging activities were approximately $7,103 at September 30, 1998, including $834 of unrealized losses.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 9 - Interest costs related to certain long-term construction projects have been capitalized in accordance with FAS No. 34. During the three and nine-month periods ended September 30, 1998, interest costs of $5,897 and $19,093, respectively, were capitalized compared to $2,402 and $5,689 for the corresponding periods of 1997.

Note 10 - Comprehensive income, which includes net income and the effects of foreign currency translation recorded directly in stockholders' equity, is as follows:

                                                         Three months                          Nine months
                                                      ended September 30                   ended September 30
                                                 ---------------------------          ----------------------------
                                                   1998               1997              1998                1997
                                                 --------           --------          --------             -------
          Comprehensive income (loss)            $ 18,399           $  1,492          $(11,748)            $19,476
                                                 ========           ========          ========             =======

Note 11 - In October 1998, the Corporation completed a refinery joint venture transaction with Petroleos de Venezuela, S.A. (PDVSA). The equally owned joint venture company, HOVENSA L.L.C., will own and operate the refinery in St. Croix, United States Virgin Islands, previously owned by Amerada Hess.

          At closing, the Corporation received from PDVSA $62,500 in cash and a 10-year interest-bearing note in the principal amount of $562,500. The Corporation also received $307,000 (subject to final adjustment) from HOVENSA as payment for the refinery's net working capital. In connection with the closing, in October the Corporation recorded a loss of $106,000 resulting from the sale of the 50% interest in the refinery to PDVSA and an additional non-cash, after-tax charge of $44,000 representing a reduction of the book value of related refining and marketing assets. The investment in the joint venture will be accounted for on the equity method.

                    PART I - FINANCIAL INFORMATION (CONT'D.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          RESULTS OF OPERATIONS

              The results of operations for the third quarter of 1998 amounted to a net loss of $6 million compared with net income of $23 million in the third quarter of 1997. The net loss for the first nine months of 1998 amounted to $41 million compared with net income of $69 million in the first nine months of 1997. Excluding gains on asset sales, the loss in the first nine months of 1998 was $97 million compared with income of $58 million in the first nine months of 1997.

              The after-tax results by major operating activity for the three and nine-month periods ended September 30, 1998 and 1997 were as follows (in millions, except per share data):

                                                         Three months               Nine months
                                                      ended September 30          ended September 30
                                                     -------------------         -------------------
                                                      1998          1997          1998          1997
                                                     -----         -----         -----         -----
          Exploration and production                 $   6         $  29         $   8         $ 190
          Refining, marketing and shipping              33            32            18           (21)
          Corporate                                    (12)           (9)          (33)          (23)
          Interest expense                             (33)          (29)          (90)          (88)
                                                     -----         -----         -----         -----

          Income (loss) excluding asset sales           (6)           23           (97)           58
          Gains on asset sales                          --            --            56            11
                                                     -----         -----         -----         -----

          Net income (loss)                          $  (6)        $  23         $ (41)        $  69
                                                     =====         =====         =====         =====
          Net income (loss)
             per share (diluted)                     $(.07)        $ .25         $(.45)        $ .75
                                                     =====         =====         =====         =====

              The net gain on asset sales in 1998 of $56 million reflects the sale of three oil and gas properties in the United States and Norway. The 1997 asset sale represents the sale of a United States natural gas property.

          Exploration and Production

              Excluding gains on asset sales, earnings from exploration and production activities decreased by $23 million in the third quarter of 1998 and $182 million in the first nine months of 1998, compared with the corresponding periods of 1997. The decreases were primarily due to lower worldwide crude oil selling prices and lower United Kingdom crude oil sales volumes. Natural gas selling prices in the United States were also lower. Partially offsetting these factors were lower exploration expenses, particularly in the third quarter of 1998.

              PART I - FINANCIAL INFORMATION (CONT'D.)

              The Corporation's average selling prices, including the effects of hedging, were as follows:

                                                         Three months                     Nine months
                                                      ended September 30               ended September 30
                                                   ------------------------        ------------------------
                                                     1998            1997            1998            1997
                                                   --------        --------        --------        --------
          Crude oil and natural gas liquids
            (per barrel)
               United States                       $  11.26        $  17.89        $  12.33        $  18.81
               Foreign                                12.55           18.61           13.64           19.29

          Natural gas (per Mcf)
               United States                           1.93            2.18            2.08            2.38
               Foreign                                 2.07            2.06            2.21            2.28

              The Corporation's net daily worldwide production was as follows:

                                                        Three months                  Nine months
                                                     ended September 30            ended September 30
                                                   ----------------------        ----------------------
                                                     1998           1997           1998           1997
                                                   -------        -------        -------        -------
          Crude oil and natural gas liquids
            (barrels per day)
               United States                        43,404         44,442         44,141         43,497
               Foreign                             148,384        172,958        157,246        176,496
                                                   -------        -------        -------        -------
                    Total                          191,788        217,400        201,387        219,993
                                                   =======        =======        =======        =======

          Natural gas (Mcf per day)
               United States                       280,807        303,485        288,979        314,254
               Foreign                             250,891        160,388        285,540        244,238
                                                   -------        -------        -------        -------
                    Total                          531,698        463,873        574,519        558,492
                                                   =======        =======        =======        =======

              The decrease in foreign crude oil production reflects the effects of natural decline, maintenance activities and temporary interruptions in production from several United Kingdom fields. The decrease in United States natural gas production was due to natural decline and the effect of asset sales in the first quarter of 1998. The increase in foreign natural gas production principally reflects higher demand in the United Kingdom. Limited production commenced from the Schiehallion Field in the United Kingdom and the Baldpate Field in the United States in the third quarter of 1998. These and other developments will add to crude oil production in the fourth quarter of 1998 and in 1999.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              Depreciation, depletion and amortization charges were lower in the third quarter and first nine months of 1998, principally reflecting lower foreign crude oil production. The Corporation also had positive oil and gas reserve revisions at the end of 1997, which reduced depreciation and related charges in 1998. Exploration expenses were substantially lower in the third quarter of 1998, due to reduced drilling in the United States and United Kingdom. Exploration expenses were also lower on a year-to-date basis reflecting reduced activity as a result of lower oil prices. In the first nine months of 1998, selling, general and administrative expenses were higher, principally due to the expansion of natural gas marketing activities in the United Kingdom.

              The effective income tax rate on exploration and production earnings was higher in 1998 than in 1997. United Kingdom income taxes in the third quarter of 1997 included a benefit of $11 million from adjustment of deferred tax liabilities for a reduction in the statutory income tax rate. The 1998 United Kingdom effective income tax rate was also impacted by the increased effect of non-deductible items at the current low income levels. In addition, income tax benefits for exploration expenses have not been recorded in certain international areas outside of the North Sea.

              The Corporation's exploration and production earnings are very sensitive to crude oil selling prices and the Corporation cannot predict how long prices will remain at current low levels.

          Refining, Marketing and Shipping

              Refining, marketing and shipping operations had income of $33 million in the third quarter of 1998 compared with $32 million in the third quarter of 1997. Income for the first nine months of 1998 amounted to $18 million compared with a loss of $21 million in the first nine months of 1997. Refined product margins were comparable in the third quarter of each year in spite of continued low selling prices for gasoline and other refined products. The results in the third quarter of 1998 improved from the first half of the year when earnings were negatively impacted by relatively mild weather which depressed margins for distillates and residual fuel oils.

              Refined product sales volumes amounted to 138 million barrels in the first nine months of each year. Selling, general and administrative expenses relating to Marketing activities were higher in 1998, reflecting in part an emphasis on expanding retail activity including the costs of operating the chain of 66 retail marketing properties in Florida, which was acquired in June 1997. There was also an increase in selling, general and administrative expenses attributable to energy marketing activities. In 1998 and 1997, income taxes or benefits were not recorded on the results of the Corporation's Virgin Islands subsidiary due to available loss carryforwards. The absence of income tax provisions increases the volatility of reported refining and marketing results.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              On October 30, 1998, the Corporation completed a joint venture transaction with Petroleos de Venezuela, S.A. (PDVSA). Pursuant to this transaction, PDVSA, V.I., Inc. (PDVSA V.I.), a wholly-owned subsidiary of PDVSA, purchased a 50% interest in the refinery fixed assets for $62.5 million in cash, a $562.5 million, 10-year note from PDVSA V.I., bearing interest at 8.46% per annum and requiring principal payments over its term, and a $125 million, 10-year, contingent note from PDVSA V.I., also bearing interest at 8.46% per annum. PDVSA V.I.'s payment obligation under both the note and the contingent note are guaranteed by PDVSA and secured by a pledge of PDVSA V.I.'s membership interest in the joint venture. HOVIC and PDVSA V.I. each contributed their 50% interest in the refinery fixed assets to HOVENSA, L.L.C. (HOVENSA). HOVENSA is 50% owned by HOVIC and 50% owned by PDVSA V.I. and will operate the Virgin Islands refinery.

              At closing, the Corporation also received $307 million (subject to final adjustment) from HOVENSA as payment for the net working capital of the refinery. The Corporation recorded a loss of $106 million resulting from this transaction and an additional noncash, after-tax charge of $44 million representing a reduction of the book value of related refining and marketing assets.

              Pursuant to a long-term supply contract, HOVENSA will immediately begin purchasing approximately 155,000 barrels per day of Venezuelan Mesa crude oil. A delayed coking unit will be constructed at the refinery. Upon completion of construction, PDVSA will sell an additional 115,000 barrels per day of Venezuelan Merey crude oil to HOVENSA. The investment in the joint venture will be accounted for on the equity method. For financial reporting purposes, HOVENSA has elected the last-in, first-out (LIFO) method of accounting for inventory.

          Corporate and Interest

              Net corporate expenses increased by $3 million and $10 million in the third quarter and first nine months of 1998 compared with the corresponding periods of 1997. The changes principally reflect the effect of foreign source earnings on the provision for United States income taxes.

              After-tax interest expense increased by $4 million in the third quarter of 1998 and $2 million in the first nine months of 1998 compared with the same periods in 1997. The increases were due to higher outstanding borrowings to fund capital expenditures for oil and gas field developments, offset by lower interest rates and increased interest capitalization. Interest expense over the remainder of the year is anticipated to be somewhat higher than the 1997 level.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

          Consolidated Revenues

              Sales and other operating revenues decreased by approximately 19% in the third quarter and first nine months of 1998 compared with the comparable periods of 1997. The decreases were primarily due to lower crude oil and refined product selling prices. Crude oil sales volumes were also lower in 1998. Refined product sales volumes increased slightly in the third quarter of 1998 and were comparable with 1997 sales volumes on a year-to-date basis.


          LIQUIDITY AND CAPITAL RESOURCES

              Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $517 million in the first nine months of 1998 compared with $921 million in the first nine months of 1997. The decrease was primarily due to changes in working capital items, including inventories. Cash flow, excluding special items and changes in working capital components, amounted to $490 million in 1998 and $696 million in 1997. The difference largely resulted from lower operating earnings. The sale of three oil and gas properties in the United States and Norway generated proceeds of $98 million in 1998.

              Total debt was $2,714 million at September 30, 1998 compared with $2,127 million at December 31, 1997, resulting in debt to total capitalization ratios of 46.6% and 39.8%, respectively. At September 30, 1998, floating rate debt amounted to 35% of total debt, including the effect of interest rate conversion (swap) agreements. At September 30, 1998, the Corporation had $733 million of additional borrowing capacity available under its long-term revolving credit agreement, $300 million under a 364-day revolving credit line and additional unused lines of credit under uncommitted arrangements with banks of $362 million. Upon finalization of the refining joint venture in October, the Corporation received approximately $370 million which will be used to fund capital expenditures in the fourth quarter.

              In the third quarter, the Corporation completed private placements of $225 million of fixed rate debt with three insurance companies. The weighted average maturity of the three notes is 7.4 years. In addition, the Corporation entered into a 364-day revolving credit facility of $300 million. Also in the third quarter, the Corporation sold 1999 crude oil production for $155 million which reduced debt and is recorded as deferred revenue in the balance sheet. The Corporation also completed the $120 million sale and leaseback of its interest in a Gulf of Mexico oil and gas production platform. This transaction has been accounted for as a financing. The Corporation anticipates completing a similar $65 million sale and leaseback arrangement in the fourth quarter.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              In August 1998, the Corporation's Board of Directors extended the term of the Corporation's $250 million stock repurchase program to March 31, 1999. As of September 30, 1998, 3,594,300 shares had been purchased under the program at a cost of approximately $190 million.

              Futures, forwards, options and swaps are used to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments are used to set the selling prices of the Corporation's products and the related gains or losses are an integral part of the Corporation's selling prices. At September 30, 1998, the Corporation had open hedge positions equal to 1% of its estimated worldwide crude oil production over the next twelve months. The Corporation also had open contracts equal to 6% of its estimated United States natural gas production over the next twelve months. In addition, the Corporation had hedges covering 11% of its refining and marketing inventories. As market conditions change, the Corporation will adjust its hedge positions.

              Capital expenditures in the first nine months of 1998 amounted to $1,120 million compared with $934 million in the first nine months of 1997. Capital expenditures for exploration and production activities were $1,034 million in the first nine months of 1998 compared with $794 million in the first nine months of 1997. Capital expenditures in 1998 included $109 million for exploration and production interests in Azerbaijan and $50 million for an increased interest in a consolidated subsidiary with proved crude oil reserves and exploration licenses in Gabon. Capital expenditures also included approximately $500 million in 1998 and $300 million in 1997 for major oil and gas development projects.

              Capital expenditures for the remainder of 1998 are expected to be approximately $300 million and will be financed primarily by internally generated funds.


          YEAR 2000

              Some older computer software and embedded computer systems use two digits rather than four to reflect dates used in performing calculations. Because these computer programs and embedded systems may not properly recognize the year 2000, errors may result causing potentially serious disruptions. In addition, third parties with which the Corporation does business face the same problems. The

                    PART I - FINANCIAL INFORMATION (CONT'D.)

          Corporation has instituted a worldwide program to identify software and hardware that is not year 2000 compliant. The Corporation is also determining the year 2000 status of major vendors and customers. In addition, the Corporation has begun contingency planning.

          Status of year 2000 project: Since 1995, the Corporation has been installing new financial and business systems as part of its reengineering project. Although the primary purpose of the project is to increase efficiency and effectiveness, the new software is year 2000 compliant. These new systems have replaced, or will replace, approximately 70% of noncompliant software. The reengineering project is scheduled for completion in the second quarter of 1999.

          The Corporation has assessed its remaining software. Remediation and testing of changes is expected to be complete by the end of the second quarter of 1999. The Corporation has used internal resources and external consultants on this project.

          There are embedded computer systems used throughout the Corporation's operations. The Corporation has hired consultants to evaluate embedded systems. The assessment phase should be complete by the end of 1998. Remediation, where required, should finish in the third quarter of 1999.

          The Corporation has also undertaken a supplier and customer analysis of year 2000 readiness. This project is currently in progress and will be completed by the end of the second quarter of 1999.

          Costs: The Corporation expenses year 2000 project costs as incurred. The Corporation expects to spend approximately $15 million on this project. To date, the Corporation has expended approximately $5 million of the expected total. This does not include the costs of the reengineering project. Internally generated funds and external borrowings will finance year 2000 project expenditures.

          The Corporation has not deferred ongoing information technology projects because of year 2000 efforts.

          Risks: There are uncertainties inherent in the year 2000 problem, partially resulting from the readiness of third party customers and suppliers. The failure to correct material year 2000 problems could interrupt business and operations. Uncorrected, these interruptions could have a material effect on the Corporation's financial position and results of operations. Consequently, the Corporation cannot determine whether year 2000 failures will materially affect financial position or results of operations. However, the objective of the Corporation's year 2000 project is to reduce these risks.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

          Contingency planning: Contingency plans are necessary to ensure that risks associated with year 2000 are mitigated. In the normal course of business, the Corporation has developed contingency plans to ensure that it has alternate suppliers for critical materials and equipment and that production of crude oil, natural gas and refined products can be sold. The Corporation is in the preliminary phase of contingency planning for year 2000 and expects to use existing contingency plans in this process. Contingency planning will be finished by the middle of 1999.

          In addition, the Corporation has engaged external consultants to review and benchmark the progress of its year 2000 project.


          Safe Harbor: Certain information in this section on year 2000 is forward looking. This includes projected costs, time tables for completion of projects and possible effects. These disclosures are based on the Corporation's current understanding and assessment of the year 2000 problem. Assumptions used, such as availability of resources, and the status of its year 2000 assessment and remediation projects may change. In addition, suppliers and customers may fail to be ready for year 2000. Consequently, actual results may differ from these disclosures.

                           PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               The Registrant filed no report on Form 8-K during the three months ended September 30, 1998. In November 1998, the Registrant will file a report on Form 8-K, dated October 30, 1998. The report covers Item 2 - Acquisition or Disposition of Assets and deals with the sale of 50% of the Registrant's Virgin Islands refinery and subsequent formation of a refining joint venture, 50% owned by the Registrant.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AMERADA HESS CORPORATION
                                 (REGISTRANT)





                                 By  /s/  John B. Hess
                                    ----------------------------------------
                                    JOHN B. HESS
                                    CHAIRMAN OF THE BOARD AND
                                    CHIEF EXECUTIVE OFFICER




                                 By  /s/  John Y. Schreyer
                                    ----------------------------------------
                                    JOHN Y. SCHREYER
                                    EXECUTIVE VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER



Date:  November 10, 1998