Form 10-K
period 1998-12-31
AMERADA HESS CORP
filed 1999-03-29
CIK 4447

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $3,480,000,000 as of February 28, 1999.
     At February 28, 1999, 90,366,705 shares of Common Stock were outstanding. Certain items in Parts I and II incorporate information by reference from the 1998 Annual Report to Stockholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 5, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Amerada Hess Corporation (the "Registrant") was incorporated in 1920 in the State of Delaware. The Registrant and its subsidiaries (collectively referred to herein as the "Corporation") engage in the exploration for and the production, purchase, transportation and sale of crude oil and natural gas. The Corporation also manufactures, purchases, transports and markets refined petroleum and other energy products.

EXPLORATION AND PRODUCTION

     The Corporation's exploration and production activities are located primarily in the United States, United Kingdom, Norway and Gabon. The Corporation also conducts exploration and/or production activities in Azerbaijan, Brazil, Denmark, Indonesia, Thailand and certain other countries. Of the Company's proved reserves (on a barrel of oil equivalent basis), 29% are located in the United States, 58% are located in the United Kingdom, Norwegian and Danish sectors of the North Sea and the remainder are located in Azerbaijan, Gabon, Indonesia and Thailand. Worldwide crude oil and natural gas liquids production amounted to 205,989 barrels per day in 1998 compared with 218,572 barrels per day in 1997. Worldwide natural gas production was 576,477 Mcf per day in 1998 compared with 569,254 Mcf per day in 1997.

     At December 31, 1998, the Corporation had 695 million barrels of proved crude oil and natural gas liquids reserves compared with 595 million barrels at the end of 1997. Proved natural gas reserves were 2,055 million Mcf at December 31, 1998 compared with 1,935 million Mcf at December 31, 1997. The Corporation has a number of oil and gas developments underway in the United States, United Kingdom, Denmark and in other international areas. It also has an inventory of domestic and foreign drillable prospects.

     UNITED STATES. The Corporation operates principally offshore in the Gulf of Mexico and onshore in the states of Texas, Louisiana and North Dakota. During 1998, 22% of the Corporation's crude oil and natural gas liquids production and 51% of its natural gas production were from United States operations.

     The table below sets forth the Corporation's average daily net production by area in the United States:

                                                               1998         1997
                                                              -------      -------
CRUDE OIL, INCLUDING CONDENSATE AND
  NATURAL GAS LIQUIDS (BARRELS PER DAY)
  Texas.....................................................   15,803       16,136
  North Dakota..............................................   12,958       12,077
  Gulf of Mexico............................................   11,041       10,295
  Louisiana.................................................    1,588        1,700
  Other.....................................................    3,530        3,742
                                                              -------      -------
          Total.............................................   44,920       43,950
                                                              =======      =======

NATURAL GAS (MCF PER DAY)
  Gulf of Mexico............................................  116,392      104,803
  North Dakota..............................................   58,476       59,576
  Louisiana.................................................   56,627       43,668
  Texas.....................................................   26,023       52,402
  California*...............................................   18,320       17,779
  New Mexico................................................   12,442       17,467
  Mississippi...............................................    5,569       14,972
  Other.....................................................       --        1,248
                                                              -------      -------
          Total.............................................  293,849      311,915
                                                              =======      =======

--------------------------------------------------------------------------------

* Properties sold in January 1999.

     UNITED KINGDOM. The Corporation's activities in the United Kingdom are conducted by its wholly-owned subsidiary, Amerada Hess Limited. During 1998, 56% of the Corporation's crude oil and natural gas liquids production and 44% of its natural gas production were from United Kingdom operations.

     The table below sets forth the Corporation's average daily net production in the United Kingdom by field and the Corporation's interest in each at December 31, 1998:

                                       INTEREST              1998         1997
         PRODUCING FIELD               --------              ----         ----
CRUDE OIL, INCLUDING CONDENSATE
  AND NATURAL GAS LIQUIDS
  (BARRELS PER DAY)
  Scott..........................  34.95%                    33,291       41,040
  Beryl/Ness/Nevis...............  22.22/22.22/37.35         23,472       22,901
  Fife/Fergus/Flora..............  85.00/65.00/85.00         20,761       25,981
  Telford........................  31.42                     10,603       10,548
  Arbroath/Montrose/Arkwright....  28.21                      8,945        9,617
  Ivanhoe/Rob Roy/Hamish.........  42.08                      5,041        8,622
  Durward/Dauntless..............  28.00                      5,012        2,677
  Schiehallion...................  15.67                      3,149           --
  Hudson.........................  28.00                      2,262        8,456
  Other..........................  Various                    2,917        2,949
                                                            -------      -------
       Total.....................                           115,453      132,791
                                                            =======      =======
NATURAL GAS (MCF PER DAY)
  Everest/Lomond.................  18.67/16.67%              60,500       50,732
  Beryl/Ness/Nevis...............  22.22/22.22/37.35         51,700       40,943
  Indefatigable..................  23.08                     36,600       27,360
  Leman..........................  21.74                     31,600       21,454
  Davy/Bessemer..................  27.78/23.08               29,000       41,292
  Scott..........................  34.95                     17,200       18,811
  Telford........................  31.42                     13,900       10,768
  Other..........................  Various                   10,500       14,444
                                                            -------      -------
       Total.....................                           251,000      225,804
                                                            =======      =======

--------------------------------------------------------------------------------

     Production from the Schiehallion and Flora Fields commenced in 1998. The Corporation is developing several oil and gas fields in the United Kingdom North Sea and is evaluating other discoveries.

     NORWAY. The Corporation's activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/S. The Corporation's Norwegian operations accounted for crude oil and natural gas liquids production of 28,322 and 31,173 net barrels per day in 1998 and 1997, respectively. Approximately 83% of the 1998 production is from the Corporation's 28.09% interest in the Valhall Field.

     DENMARK. The Corporation is developing the South Arne Field in Denmark, in which it has a 57.5% interest. Production is scheduled to commence in the third quarter of 1999 at the rate of approximately 30,000 net barrels per day.

     GABON. At December 31, 1998, the Corporation had a 10% interest in the Rabi Kounga oil field onshore Gabon. The Corporation's share of production from Gabon averaged 14,345 and 10,127 net barrels of crude oil per day in 1998 and 1997, respectively. In early 1999, the Corporation sold approximately 16% of its investment in Gabon, which will reduce average annual production by approximately 2,000 barrels of crude oil per day.

     OTHER INTERNATIONAL. Production in Indonesia and Azerbaijan is currently averaging approximately 2,500 and 1,500 barrels of crude oil per day, respectively. Additional developments are underway or are planned in Indonesia and Thailand.

REFINING AND MARKETING

     The Corporation has a 50% interest in a refining joint venture in the United States Virgin Islands and has a fluid catalytic cracking facility in Port Reading, New Jersey. The Corporation also markets petroleum products principally on the East Coast of the United States. Of total refined products sold in 1998, approximately 70% was obtained from the Corporation's refineries. The Corporation purchased the balance from others under short-term supply contracts and by spot purchases from various sources. Sales of refined products averaged 482,000 barrels per day in 1998 and 509,000 barrels per day in 1997.

     REFINING JOINT VENTURE. On October 30, 1998, the Corporation and Petroleos de Venezuela, S.A. (PDVSA) formed a 50% joint venture HOVENSA L.L.C. (HOVENSA) to own and operate the refinery located in the United States Virgin Islands, previously 100% owned by the Corporation. Pursuant to this transaction, PDVSA, V.I., Inc. (PDVSA V.I.), a wholly-owned subsidiary of PDVSA, purchased a 50% interest in the fixed assets of the Corporation's refinery. The Corporation's Virgin Islands subsidiary and PDVSA V.I. each contributed their 50% interest in the refinery fixed assets to HOVENSA, which is jointly owned by the Corporation's subsidiary and PDVSA V.I.

     In 1998, total refinery crude runs averaged 433,000 barrels per day for the two months since inception of the joint venture and 419,000 barrels per day for the ten months prior. Refinery crude runs were 411,000 barrels per day in 1997. PDVSA supplies 155,000 barrels per day of Venezuelan Mesa crude oil to HOVENSA pursuant to a long-term crude oil supply contract. The remainder was supplied principally under contracts of one year or less with third parties and through spot purchases on the open market. After sales of refined products by HOVENSA to certain third parties, the Corporation may purchase up to 50% of HOVENSA's remaining production of gasolines, distillates and intermediates and must purchase 50% of the remaining production of residual fuel oil and certain other products.

     In 1999, HOVENSA will begin construction of a 58,000 barrel per day coker to be completed in 2001. HOVENSA has a long-term supply contract with PDVSA to purchase 115,000 barrels per day of Venezuelan heavy Merey crude oil on completion of the coker.

     PORT READING FACILITY. The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey, which processes vacuum gas oil and residual fuel oil and currently operates at a rate of approximately 60,000 barrels per day. The Port Reading facility primarily produces gasoline and heating oil.

     MARKETING. The Corporation markets refined petroleum products principally on the East Coast of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, commercial airlines, governmental agencies and public utilities. The Corporation also markets natural gas to utilities and other industrial and commercial customers and is currently expanding its energy marketing activities to include electricity.

     At December 31, 1998, the Corporation had 637 HESS(R) gasoline stations of which approximately 75% were operated by the Corporation. Most of the Corporation's stations are concentrated in densely populated areas, principally in New York, New Jersey and Florida. Of the Corporation's stations, 335 have convenience stores. The Corporation owns in fee approximately 65% of the properties on which its stations are located. The Corporation also has 41 terminals located throughout its marketing area, with aggregate storage capacity of approximately 44 million barrels. The Corporation is considering the sale of approximately one-third of its United States storage network, principally the terminals located on the Gulf Coast and along the Colonial Pipeline in the southeast United States. The Corporation also expects to sell approximately 40 retail gasoline outlets located in Georgia and South Carolina.

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

     The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries ("OPEC"), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production and other matters has a significant impact on oil markets and the Corporation. The derivatives markets are also important in influencing the prices of crude oil, natural gas and refined products. The Corporation cannot predict the extent to which future market conditions may be affected by foreign oil producing countries, the derivatives markets or other external influences.

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

     Compliance with various environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a materially adverse effect on the Corporation's earnings and competitive position within the industry. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $4 million in 1998 and the Corporation anticipates comparable capital expenditures in 1999. In addition, the Corporation expended $9 million in 1998 for environmental remediation, with a comparable amount anticipated for 1999.

     The number of persons employed by the Corporation averaged 9,777 in 1998 and 9,216 in 1997.

     Additional operating and financial information relating to the business and properties of the Corporation appears in the text on pages 6 through 13 under the heading "Exploration and Production," on pages 14 through 16 under the heading "Refining, Marketing and Environmental Management," on pages 18 through 26 under the heading "Financial Review" and on pages 27 through 55 of the accompanying 1998 Annual Report to Stockholders, which information is incorporated herein by reference.*
--------------------------------------------------------------------------------
* Except as to information specifically incorporated herein by reference under Items 1, 2, 5, 6, 7, 7A and 8, no other information or data appearing in the 1998 Annual Report to Stockholders is deemed to be filed with the Securities and Exchange Commission (SEC) as part of this Annual Report on Form 10-K, or otherwise subject to the SEC's regulations or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

     Reference is made to Item 1 and the operating and financial information relating to the business and properties of the Corporation, which is incorporated in Item 1 by reference.

     Additional information relating to the Corporation's oil and gas operations follows:

1. OIL AND GAS RESERVES

     The Corporation's net proved oil and gas reserves at the end of 1998, 1997 and 1996 are presented under Supplementary Oil and Gas Data in the accompanying 1998 Annual Report to Stockholders, which has been incorporated herein by reference.

     During 1998, the Corporation provided oil and gas reserve estimates for 1997 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

     The Corporation has no contracts or agreements to sell fixed quantities of its crude oil production. In the United States, natural gas is sold through the Company's marketing division to local distribution companies, and commercial, industrial, and other purchasers, on a spot basis and under contracts for varying periods. The Corporation's United States production is expected to approximate 50% of its 1999 commitments under these contracts which total approximately 675,000 Mcf per day. Third party purchases will be used to supplement the Corporation's production in fulfilling its sales commitments and in making spot sales. In the United Kingdom, approximately 60% of annual natural gas production is sold under field specific take or pay contracts. Additionally, approximately 300,000 Mcf per day of natural gas is sold by the Corporation's United Kingdom marketing subsidiary to commercial and industrial companies, generally under one year contracts, and to residential customers. After take or pay sales, the Company could supply approximately one-third of United Kingdom marketing sales commitments from its own production. The remainder will be supplied by purchases of natural gas from third parties. The Corporation attempts to minimize price and supply risks associated with its United States and United Kingdom natural gas supply commitments by entering into purchase contracts with third parties having adequate sources of supply, on terms substantially similar to those under its commitments.

2. AVERAGE SELLING PRICES AND AVERAGE PRODUCTION COSTS

                                                              1998    1997    1996
-----------------------------------------------------------------------------------
Average selling prices (Note A)
     Crude oil, including condensate and natural gas
       liquids (per barrel)
          United States....................................  $12.02  $18.43  $16.49
          Europe...........................................   13.15   19.20   20.23
          Africa and Asia..................................   12.35   18.48   20.95
          Canada and Abu Dhabi.............................       -       -   17.91

          Average..........................................   12.83   19.01   19.41

     Natural gas (per Mcf)
          United States....................................  $ 2.08  $ 2.42  $ 2.13
          Europe...........................................    2.28    2.46    2.17
          Africa and Asia..................................    1.10    1.05       -
          Canada...........................................       -       -    1.35

          Average..........................................    2.18    2.44    2.08
-----------------------------------------------------------------------------------

     Note A: Includes inter-company transfers valued at approximate market prices and the effect of the Corporation's hedging activities.

                                                              1998    1997    1996
-----------------------------------------------------------------------------------
Average production (lifting) costs per barrel of
  production (Note B)
          United States....................................  $ 3.77  $ 4.49  $ 4.70
          Europe...........................................    4.56    5.17    5.12
          Africa and Asia..................................    2.57    2.55    2.02
          Canada and Abu Dhabi.............................       -       -    3.21

          Average..........................................    4.20    4.87    4.82
-----------------------------------------------------------------------------------

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

3. GROSS AND NET DEVELOPED ACREAGE AND PRODUCTIVE WELLS AT DECEMBER 31, 1998

                                               DEVELOPED
                                                ACREAGE       PRODUCTIVE WELLS (NOTE A)
                                             APPLICABLE TO    -------------------------
                                            PRODUCTIVE WELLS      OIL           GAS
                                             (IN THOUSANDS)   ------------  -----------
---------------------------------------------------------------------------------------
                                             GROSS     NET    GROSS   NET   GROSS  NET
                                             -----     ---    -----   ---   -----  ---
United States.............................   1,871     520    2,220   641    376   221
Europe....................................     539     137      264    61    138    28
Africa and Asia...........................     167      19      152    19      5     3
                                             -----     ---    -----   ---   ----   ---
          Total...........................   2,577     676    2,636   721    519   252
                                             =====     ===    =====   ===   ====   ===
---------------------------------------------------------------------------------------

     Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 34 gross wells and 17 net wells.

4. GROSS AND NET UNDEVELOPED ACREAGE AT DECEMBER 31, 1998

                                                       UNDEVELOPED ACREAGE*
                                                          (IN THOUSANDS)
                                                       --------------------
                                                         GROSS       NET
---------------------------------------------------------------------------
United States........................................    1,297        748
Europe...............................................   11,481      3,893
Africa, Asia and other...............................   31,142     13,034
                                                        ------     ------
          Total......................................   43,920     17,675
                                                        ======     ======
---------------------------------------------------------------------------

* Includes acreage held under production sharing contracts.

5. NUMBER OF NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                             NET EXPLORATORY WELLS      NET DEVELOPMENT WELLS
                                            ------------------------   ------------------------
                                             1998     1997     1996     1998     1997     1996
-----------------------------------------------------------------------------------------------
Productive wells
     United States........................     3        5        8       22       27       22
     Europe...............................     2        5        6        9        8       12
     Africa, Asia and other...............     4        2        -        8        6        1
     Canada and Abu Dhabi.................     -        -        7        -        -        8
                                             ---      ---      ---      ---      ---      ---
          Total...........................     9       12       21       39       41       43
                                             ---      ---      ---      ---      ---      ---
Dry holes
     United States........................    11       11       22        6        3        -
     Europe...............................     4        8        8        -        1        2
     Africa, Asia and other...............     4        1        2        -        -        -
     Canada and Abu Dhabi.................     -        -        5        -        -        1
                                             ---      ---      ---      ---      ---      ---
          Total...........................    19       20       37        6        4        3
                                             ---      ---      ---      ---      ---      ---
Total.....................................    28       32       58       45       45       46
                                             ===      ===      ===      ===      ===      ===

--------------------------------------------------------------------------------

6. NUMBER OF WELLS IN PROCESS OF DRILLING AT DECEMBER 31, 1998

                                                             GROSS    NET
                                                             WELLS   WELLS
--------------------------------------------------------------------------
United States..............................................    8       4
Europe.....................................................    8       2
Africa, Asia and other.....................................    7       1
                                                              --      --
          Total............................................   23       7
                                                              ==      ==

--------------------------------------------------------------------------------

7. NUMBER OF WATERFLOODS AND PRESSURE MAINTENANCE PROJECTS IN PROCESS OF INSTALLATION AT DECEMBER 31, 1998 -- None

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

     The Registrant is currently investigating allegations made to the Registrant's internal reporting hotline of noncompliance at the Corpus Christi terminal with federal and state environmental regulations. The Registrant's investigation focuses on (i) onsite disposal of wastes and whether or not such wastes should have been managed as a hazardous waste under the Resource Conservation and Recovery Act and (ii) nonreporting or misreporting of the results of wastewater discharge samples required to be obtained by the Corpus Christi wastewater discharge permit. Registrant is cooperating with the TNRCC and the United States Environmental Protection Agency (the "EPA") in the conduct of its investigation. It is not possible at this time for Registrant to state whether any proceedings arising out of the investigations will be commenced against the Registrant, or what claims would be asserted or what relief would be sought.

     On February 16, 1999, the Florida Department of Environmental Protection ("FLDEP") mailed the Registrant a proposed consent order relating to alleged violations of the Industrial Wastewater Discharge Permit limits for the Tampa, Florida terminal. The consent order proposes a fine of $1,060,000. The Registrant has previously undertaken a program of corrective measures and other appropriate responses to these alleged permit violations. The Registrant is engaging in discussions with the FLDEP to resolve this matter and expects that the amount, if any, ultimately paid by the Registrant will be substantially less than the proposed fine.

     The Corporation periodically receives notices from EPA that the Corporation is a "potentially responsible party" under the Superfund legislation with respect to various waste disposal sites. Under this legislation, all potentially responsible parties are jointly and severally liable. For certain sites, EPA's claims or assertions of liability against the Corporation relating to these sites have not been fully developed. With respect to the remaining sites, EPA's claims have been settled, or a proposed settlement is under consideration, in all cases for amounts which are not material. The ultimate impact of these proceedings, and of any related proceedings by private parties, on the business or accounts of the Corporation cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but is not expected to be material.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents information as of February 3, 1999 regarding executive officers of the Registrant:

                                                                                                  YEAR
                                                                                               INDIVIDUAL
                                                                                               BECAME AN
                                                                                               EXECUTIVE
              NAME             AGE                         OFFICE HELD*                         OFFICER
    ------------------------------------------------------------------------------------------------------
    John B. Hess............   44      Chairman of the Board, Chief Executive Officer and         1983
                                         Director
    W. S. H. Laidlaw........   43      President, Chief Operating Officer and Director            1986
    Leon Hess...............   84      Chairman of the Executive Committee and Director           1969
    J. Barclay Collins II...   54      Executive Vice President, General Counsel and              1986
                                         Director
    John Y. Schreyer........   59      Executive Vice President, Chief Financial Officer and      1990
                                         Director
    Francis R. Gugen........   49      Managing Director, Amerada Hess Limited                    1999
                                         (Corporation's British subsidiary)
    Alan A. Bernstein.......   54      Senior Vice President                                      1987
    F. Lamar Clark..........   65      Senior Vice President                                      1990
    John A. Gartman.........   51      Senior Vice President                                      1997
    Neal Gelfand............   54      Senior Vice President                                      1980
    Gerald A. Jamin.........   57      Senior Vice President and Treasurer                        1985
    Daniel F. McCarthy......   54      Senior Vice President                                      1995
    Lawrence H. Ornstein....   47      Senior Vice President                                      1995
    F. Borden Walker........   45      Senior Vice President                                      1996

--------------------------------------------------------------------------------

     * All officers referred to herein (other than Mr. Gugen who holds office until his successor is duly chosen and qualified) hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant, and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 6, 1998, except that Mr. Gugen was appointed to his present office by the Board of Directors of Amerada Hess Limited on May 4, 1995 and was designated an executive officer of Registrant by the Board of Directors of Registrant in its regular meeting on February 3, 1999. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 5, 1999.

     Except for Messrs. Walker and Gartman, each of the above officers has been employed by the Registrant or its subsidiaries in various managerial and executive capacities for more than five years. Prior to his employment with the Registrant in August 1996, Mr. Walker had been a general manager in the areas of gasoline marketing, convenience store development and advertising at Mobil Corporation. Mr. Gartman had been a vice president of Public Service Electric and Gas Company in the area of energy marketing prior to his employment with the Registrant in October 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 1998 and 1997, dividend payments and restrictions thereon and the number of holders of Common Stock is presented on page 26 (Financial Review), page 35 (Long-Term Debt) and on page 52 (Ten-Year Summary of Financial Data) of the accompanying 1998 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     A Ten-Year Summary of Financial Data is presented on pages 50 through 53 of the accompanying 1998 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is presented on pages 18 through 26 of the accompanying 1998 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is presented under "Derivative Financial Instruments" on page 23 and in Footnote 13 on pages 39 and 40 of the accompanying 1998 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, including the Report of Ernst & Young LLP, Independent Auditors, the Supplementary Oil and Gas Data (unaudited) and the Quarterly Financial Data (unaudited) are presented on pages 26 through 49 of the accompanying 1998 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            ------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 5, 1999.

     Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to "Election of Directors-Executive Compensation and Other Information," other than information under "Compensation Committee Report on Executive Compensation" and "Performance Graph" included therein, from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 5, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Election of Directors-Ownership of Voting Securities by Certain Beneficial Owners" and "Election of Directors-Ownership of Equity Securities by Management" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 5, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 5, 1999.

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

         3. EXHIBITS

                         3(1)       -Restated Certificate of Incorporation of Registrant
                                      incorporated by reference to Exhibit 19 of Form 10-Q of
                                      Registrant for the three months ended September 30, 1988.
                         3(2)       -By-Laws of Registrant incorporated by reference to Exhibit
                                      3(2) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1985.
                         4(1)       -Note and Warrant Purchase Agreement, dated June 27, 1991
                                      (including the form of the Common Stock Purchase Warrant
                                      expiring June 27, 2001, included as Exhibit B thereof)
                                      incorporated by reference to Exhibit 4 of Form 10-Q of
                                      Registrant for the three months ended June 30, 1991.
                         4(2)       -Amendment, dated as of May 15, 1992 to the Note and Warrant
                                      Purchase Agreement, dated June 27, 1991 (including the
                                      form of the common stock purchase warrant expiring June
                                      27, 2001, included as Exhibit B thereof), incorporated by
                                      reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended June 30, 1992.
                         4(3)       -Credit Agreement dated as of May 20, 1997 among Registrant, the Subsidiary Borrowers thereunder, The Chase Manhattan
                                      Bank as Administrative Agent and the Lenders party
                                      thereto, incorporated by reference to Exhibit 4 of Form
                                      10-Q of Registrant for the three months ended June 30,
                                      1997.
                                    -Other instruments defining the rights of holders of
                                      long-term debt of Registrant and its consolidated
                                      subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not
                                      exceed 10 percent of the total assets of Registrant and
                                      its subsidiaries on a consolidated basis. Registrant
                                      agrees to furnish to the Commission a copy of any
                                      instruments defining the rights of holders of long-term
                                      debt of Registrant and its subsidiaries upon request.
                        10(1)       -Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                                      incorporated by reference to Exhibit 10(4) of Form 10-Q of
                                      Registrant for the three months ended June 30, 1981.
                        10(2)       -Restated Second Extension and Amendment Agreement dated
                                      July 27, 1990 between Hess Oil Virgin Islands Corp. and
                                      the Government of the Virgin Islands incorporated by
                                      reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
                        10(3)       -Technical Clarifying Amendment dated as of November 17,
                                      1993 to Restated Second Extension and Amendment Agreement
                                      between the Government of the Virgin Islands and Hess Oil
                                      Virgin Islands Corp. incorporated by reference to Exhibit
                                      10(3) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1993.
                        10(4)       -Third Extension and Amendment Agreement dated April 15,
                                      1998 and effective October 30, 1998 among Hess Oil Virgin
                                      Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the
                                      Government of the Virgin Islands.

                        10(5)*      -Incentive Compensation Award Plan for Key Employees of
                                      Amerada Hess Corporation and its subsidiaries incorporated by reference to Exhibit 10(2) of Form 10-K of Registrant
                                      for the fiscal year ended December 31, 1980.
                        10(6)*      -Financial Counseling Program description incorporated by
                                      reference to Exhibit 10(3) of Form 10-K of Registrant for
                                      the fiscal year ended December 31, 1980.
                        10(7)*      -Executive Long-Term Incentive Compensation and Stock
                                      Ownership Plan of Registrant dated June 3, 1981
                                      incorporated by reference to Exhibit 10(5) of Form 10-Q of
                                      Registrant for the three months ended June 30, 1981.
                        10(8)*      -Amendment dated as of December 5, 1990 to the Executive
                                      Long-Term Incentive Compensation and Stock Ownership Plan
                                      of Registrant incorporated by reference to Exhibit 10(9)
                                      of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1990.
                        10(9)*      -Amerada Hess Corporation Pension Restoration Plan dated
                                      January 19, 1990 incorporated by reference to Exhibit
                                      10(9) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1989.
                        10(10)*     -Letter Agreement dated August 8, 1990 between Registrant
                                      and Mr. John Y. Schreyer relating to Mr. Schreyer's
                                      participation in the Amerada Hess Corporation Pension
                                      Restoration Plan incorporated by reference to Exhibit
                                      10(11) of Form 10-K of Registrant for the fiscal year
                                      ended December 31, 1991.
                        10(11)*     -1995 Long-Term Incentive Plan, as amended, incorporated by reference to Appendix A of Registrant's definitive proxy
                                      statement dated March 28, 1996 for the Annual Meeting of
                                      Stockholders held on May 1, 1996.
                        10(12)*     -Stock Award Program for non-employee directors dated August
                                      6, 1997 incorporated by reference to Exhibit 10(11) of
                                      Form 10-K of Registrant for the fiscal year ended December
                                      31, 1997.
                        10(13)      -Asset Purchase and Contribution Agreement dated as of
                                      October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin
                                      Islands Corp. and HOVENSA L.L.C. (including Glossary of
                                      definitions) incorporated by reference to Exhibit 2.1 of
                                      Form 8-K of Registrant dated October 30, 1998.
                        10(14)      -Amended and Restated Limited Liability Company Agreement of
                                      HOVENSA L.L.C. dated as of October 30, 1998 incorporated
                                      by reference to Exhibit 10.1 of Form 8-K of Registrant
                                      dated October 30, 1998.
                        13          -1998 Annual Report to Stockholders of Registrant.
                        21          -Subsidiaries of Registrant.
                        23          -Consent of Ernst & Young LLP, Independent Auditors, dated
                                      March 19, 1999, to the incorporation by reference in
                                      Registrant's Registration Statements on Form S-8 (Nos.
                                      333-43569, 333-43571 and 33-65115) of its report relating
                                      to Registrant's financial statements, which consent
                                      appears on page F-2 herein.
                        27          -Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.

     (b) REPORTS ON FORM 8-K

     A Current Report on Form 8-K dated October 30, 1998 was filed in the last quarter of Registrant's fiscal year ended December 31, 1998 relating to the disposition of a 50% interest in its refinery in St. Croix, U.S. Virgin Islands to PDVSA V.I., Inc., and the formation of HOVENSA L.L.C., a joint venture which owns and operates the refinery.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 19TH DAY OF MARCH 1999.

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

                      SIGNATURE                                       TITLE                        DATE
--------------------------------------------------------------------------------------------------------------
                                                              Director, Chairman of
                                                                  the Board and
                                                             Chief Executive Officer
                       /s/ JOHN B. HESS                   (Principal Executive Officer)       March 19, 1999
 .....................................................
                   (JOHN B. HESS)

                                                          Director, President and Chief
                      /s/ W.S.H. LAIDLAW                        Operating Officer             March 19, 1999
 .....................................................
                  (W.S.H. LAIDLAW)

                                                                    Director                  March 19, 1999
 .....................................................
                 (NICHOLAS F. BRADY)

              /s/ J. BARCLAY COLLINS II                             Director                  March 19, 1999
 .....................................................
               (J. BARCLAY COLLINS II)

                     /s/ PETER S. HADLEY                            Director                  March 19, 1999
 .....................................................
                  (PETER S. HADLEY)

                        /s/ LEON HESS                               Director                  March 19, 1999
 .....................................................
                     (LEON HESS)

                     /s/ EDITH E. HOLIDAY                           Director                  March 19, 1999
 .....................................................
                 (EDITH E. HOLIDAY)

                    /s/ WILLIAM R. JOHNSON                          Director                  March 19, 1999
 .....................................................
                (WILLIAM R. JOHNSON)

                      /s/ THOMAS H. KEAN                            Director                  March 19, 1999
 .....................................................
                  (THOMAS H. KEAN)

                      /s/ FRANK A. OLSON                            Director                  March 19, 1999
 .....................................................
                  (FRANK A. OLSON)

                     /s/ ROGER B. ORESMAN                           Director                  March 19, 1999
 .....................................................
                 (ROGER B. ORESMAN)

                      SIGNATURE                                       TITLE                        DATE
--------------------------------------------------------------------------------------------------------------
                                                       Director, Executive Vice President
                                                           and Chief Financial Officer
                                                            (Principal Accounting and
                /s/ JOHN Y. SCHREYER                           Financial Officer)             March 19, 1999
 ............................................................................................................
                 (JOHN Y. SCHREYER)

                                                                    Director                  March 19, 1999
 ............................................................................................................
                (WILLIAM I. SPENCER)

                /s/ ROBERT N. WILSON                                Director                  March 19, 1999
 ............................................................................................................
                 (ROBERT N. WILSON)

                /s/ ROBERT F. WRIGHT                                Director                  March 19, 1999
 ............................................................................................................
                 (ROBERT F. WRIGHT)
--------------------------------------------------------------------------------------------------------------

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                PAGE
                                                               NUMBER
--------------------------------------------------------------------------------
Statement of Consolidated Income for each of the three years
  in the period ended December 31, 1998.....................     *
Statement of Consolidated Retained Earnings for each of the
  three years in the period ended December 31, 1998.........     *
Consolidated Balance Sheet at December 31, 1998 and 1997....     *
Statement of Consolidated Cash Flows for each of the three
  years in the period ended December 31, 1998...............     *
Statement of Consolidated Changes in Common Stock and
  Capital in Excess of Par Value for each of the three years
  in the period ended December 31, 1998.....................     *
Statement of Consolidated Comprehensive Income for each of
  the three years in the period ended December 31, 1998.....     *
Notes to Consolidated Financial Statements..................     *
Report of Ernst & Young LLP, Independent Auditors...........     *
Quarterly Financial Data....................................     *
Supplementary Oil and Gas Data..............................     *
Consent of Independent Auditors.............................    F-2
Schedules**
  II -- Valuation and Qualifying Accounts...................    F-3

--------------------------------------------------------------------------------

     * The financial statements and notes thereto together with the Report of Ernst & Young LLP, Independent Auditors, on pages 27 through 44, the Quarterly Financial Data (unaudited) on page 26, and the Supplementary Oil and Gas Data (unaudited) on pages 45 through 49 of the accompanying 1998 Annual Report to Stockholders are incorporated herein by reference.

     ** Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Amerada Hess Corporation of our report dated February 22, 1999, included in the 1998 Annual Report to Stockholders of Amerada Hess Corporation.

     Our audits also included the financial statement schedule of Amerada Hess Corporation listed in Item 14(a). This schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 333-43569, 333-43571 and 33-65115) pertaining to the Amerada Hess Corporation Employees' Savings and Stock Bonus Plan, Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees and the 1995 Long-Term Incentive Plan, of our report dated February 22, 1999, with respect to the consolidated financial statements incorporated herein by reference.

                                                  /s/ ERNST & YOUNG LLP
                                                      ERNST & YOUNG LLP
New York, N.Y.
March 19, 1999

                                                                     SCHEDULE II

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                         ---------------------
                                                          CHARGED
                                                         (CREDITED)
                                                          TO COSTS    CHARGED    DEDUCTIONS
                                              BALANCE       AND       TO OTHER      FROM        BALANCE
                DESCRIPTION                  JANUARY 1    EXPENSES    ACCOUNTS    RESERVES    DECEMBER 31
----------------------------------------------------------------------------------------------------------
1998
     Reserves deducted in the balance sheet
       from the assets to which they apply
          Losses on receivables............  $  2,840     $     92     $3,858*   $     379      $  6,411
                                             ========     ========     ======    =========      ========
          Deferred income tax valuation....  $330,119     $ 28,994     $   --    $ 218,000**    $141,113
                                             ========     ========     ======    =========      ========
1997
     Reserves deducted in the balance sheet
       from the assets to which they apply
          Losses on receivables............  $  2,840     $  2,498     $  154    $   2,652      $  2,840
                                             ========     ========     ======    =========      ========
          Deferred income tax valuation....  $271,213     $ 58,906     $   --    $      --      $330,119
                                             ========     ========     ======    =========      ========
1996
     Reserves deducted in the balance sheet
       from the assets to which they apply
          Losses on receivables............  $  2,786     $    860     $   87    $     893      $  2,840
                                             ========     ========     ======    =========      ========
          Deferred income tax valuation....  $325,739     $(54,526)    $   --    $      --      $271,213
                                             ========     ========     ======    =========      ========
----------------------------------------------------------------------------------------------------------

 * Reflects increase resulting from acquisition of gas marketing customer accounts.

** Reflects effect of reduction in deferred tax assets on formation of refining joint venture.

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                            DESCRIPTION
          -------                           -----------
         3(1)    --  Restated Certificate of Incorporation of Registrant
                     incorporated by reference to Exhibit 19 of Form 10-Q of
                     Registrant for the three months ended September 30, 1988.
         3(2)    --  By-Laws of Registrant incorporated by reference to Exhibit
                     3(2) of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1985.
         4(1)    --  Note and Warrant Purchase Agreement, dated June 27, 1991
                     (including the form of the Common Stock Purchase Warrant
                     expiring June 27, 2001, included as Exhibit B thereof)
                     incorporated by reference to Exhibit 4 of Form 10-Q of
                     Registrant for the three months ended June 30, 1991.
         4(2)    --  Amendment, dated as of May 15, 1992 to the Note and
                     Warrant Purchase Agreement, dated June 27, 1991 (including the form of the common stock purchase warrant expiring
                     June 27, 2001, included as Exhibit B thereof),
                     incorporated by reference to Exhibit 19 of Form 10-Q of
                     Registrant for the three months ended June 30, 1992.
         4(3)*   --  Credit Agreement dated as of May 20, 1997 among
                     Registrant, the Subsidiary Borrowers thereunder, The Chase
                     Manhattan Bank as Administrative Agent and the Lenders
                     party thereto, incorporated by reference to Exhibit 4 of
                     Form 10-Q of Registrant for the three months ended June
                     30, 1997.
                 --  Other instruments defining the rights of holders of
                     long-term debt of Registrant and its consolidated
                     subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not
                     exceed 10 percent of the total assets of Registrant and
                     its subsidiaries on a consolidated basis. Registrant
                     agrees to furnish to the Commission a copy of any
                     instruments defining the rights of holders of long-term
                     debt of Registrant and its subsidiaries upon request.
        10(1)    --  Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                     incorporated by reference to Exhibit 10(4) of Form 10-Q of
                     Registrant for the three months ended June 30, 1981.
        10(2)    --  Restated Second Extension and Amendment Agreement dated
                     July 27, 1990 between Hess Oil Virgin Islands Corp. and
                     the Government of the Virgin Islands incorporated by
                     reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
        10(3)    --  Technical Clarifying Amendment dated as of November 17,
                     1993 to Restated Second Extension and Amendment Agreement
                     between the Government of the Virgin Islands and Hess Oil
                     Virgin Islands Corp. incorporated by reference to Exhibit
                     10(3) of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1993.
        10(4)    --  Third Extension and Amendment Agreement dated April 15,
                     1998 and effective October 30, 1998 among Hess Oil Virgin
                     Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the
                     Government of the Virgin Islands.
        10(5)*   --  Incentive Compensation Award Plan for Key Employees of
                     Amerada Hess Corporation and its subsidiaries incorporated by reference to Exhibit 10(2) of Form 10-K of Registrant
                     for the fiscal year ended December 31, 1980.
        10(6)*   --  Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for
                     the fiscal year ended December 31, 1980.

          EXHIBIT
          NUMBER                            DESCRIPTION
          -------                           -----------
        10(7)*   --  Executive Long-Term Incentive Compensation and Stock
                     Ownership Plan of Registrant dated June 3, 1981
                     incorporated by reference to Exhibit 10(5) of Form 10-Q of
                     Registrant for the three months ended June 30, 1981.
        10(8)*   --  Amendment dated as of December 5, 1990 to the Executive
                     Long-Term Incentive Compensation and Stock Ownership Plan
                     of Registrant incorporated by reference to Exhibit 10(9)
                     of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1990.
        10(9)*   --  Amerada Hess Corporation Pension Restoration Plan dated
                     January 19, 1990 incorporated by reference to Exhibit
                     10(9) of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1989.
        10(10)* --   Letter Agreement dated August 8, 1990 between Registrant
                     and Mr. John Y. Schreyer relating to Mr. Schreyer's
                     participation in the Amerada Hess Corporation Pension
                     Restoration Plan incorporated by reference to Exhibit
                     10(11) of Form 10-K of Registrant for the fiscal year
                     ended December 31, 1991.
        10(11)* --   1995 Long-Term Incentive Plan, as amended, incorporated by reference to Appendix A of Registrant's definitive proxy
                     statement dated March 28, 1996 for the Annual Meeting of
                     Stockholders held on May 1, 1996.
        10(12)* --   Stock Award Program for non-employee directors dated
                     August 6, 1997 incorporated by reference to Exhibit 10(11)
                     of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1997.
        10(13)   --  Asset Purchase and Contribution Agreement dated as of
                     October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin
                     Islands Corp. and HOVENSA L.L.C. (including Glossary of
                     definitions) incorporated by reference to Exhibit 2.1 of
                     Form 8-K of Registrant dated October 30, 1998.
        10(14)   --  Amended and Restated Limited Liability Company Agreement
                     of HOVENSA L.L.C. dated as of October 30, 1998
                     incorporated by reference to Exhibit 10.1 of Form 8-K of
                     Registrant dated October 30, 1998.
        13        -- 1998 Annual Report to Stockholders of Registrant.
        21        -- Subsidiaries of Registrant.
        23        -- Consent of Ernst & Young LLP, Independent Auditors, dated
                     March 19, 1999, to the incorporation by reference in
                     Registrant's Registration Statements on Form S-8 (Nos.
                     333-43569, 333-43571 and 33-65115) of its report relating
                     to Registrant's financial statements, which consent
                     appears on page F-2 herein.
        27        -- Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.