Form 10-Q
period 1999-03-31
AMERADA HESS CORP
filed 1999-05-14
CIK 4447

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ---------- to ----------

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

     (Registrant's telephone number, including area code is (212) 997-8500)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X     No
                                                    ------     ------

     At March 31, 1999, 90,367,705 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                           Three Months Ended March 31
                      (in thousands, except per share data)


                                                                          1999              1998
                                                                       -----------       -----------
REVENUES
  Sales (excluding excise taxes) and other operating revenues          $ 1,538,693       $ 1,825,789
  Non-operating income
        Gain on asset sales                                                 46,322            80,321
        Equity in income of HOVENSA L.L.C.                                  16,462                --
        Other                                                               48,587            17,109
                                                                       -----------       -----------
               Total revenues                                            1,650,064         1,923,219
                                                                       -----------       -----------

COSTS AND EXPENSES
  Cost of products sold                                                    999,072         1,188,406
  Production expenses                                                      115,108           111,163
  Marketing expenses                                                        93,914            88,198
  Other operating expenses                                                  57,235           131,512
  Exploration expenses, including dry holes and lease impairment            62,778           104,219

  General and administrative expenses                                       50,062            68,603
  Interest expense                                                          39,133            33,988
  Depreciation, depletion and amortization                                 138,322           164,227
                                                                       -----------       -----------
               Total costs and expenses                                  1,555,624         1,890,316
                                                                       -----------       -----------
Income before income taxes                                                  94,440            32,903

  Provision for income taxes                                                23,860            45,497
                                                                       -----------       -----------
NET INCOME (LOSS)                                                      $    70,580       $   (12,594)
                                                                       ===========       ===========
NET INCOME (LOSS) PER SHARE -
     BASIC AND DILUTED                                                 $       .79       $      (.14)
                                                                       ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                               89,868            90,079

COMMON STOCK DIVIDENDS PER SHARE                                       $       .15       $       .15


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                     ASSETS
                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    1999                1998
                                                                                ------------        ------------
CURRENT ASSETS
  Cash and cash equivalents                                                     $     54,558        $     73,791
  Accounts receivable                                                              1,273,533           1,013,184
  Inventories                                                                        405,969             482,182
  Other current assets                                                               228,667             317,549
                                                                                ------------        ------------
               Total current assets                                                1,962,727           1,886,706
                                                                                ------------        ------------

INVESTMENTS AND ADVANCES
  HOVENSA L.L.C                                                                      719,043             702,581
  Other                                                                              232,266             232,826
                                                                                ------------        ------------
               Total investments and advances                                        951,309             935,407
                                                                                ------------        ------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                 11,066,921          11,027,239
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                             6,862,586           6,835,301
                                                                                ------------        ------------
               Property, plant and equipment - net                                 4,204,335           4,191,938
                                                                                ------------        ------------

NOTE RECEIVABLE                                                                      538,500             538,500
                                                                                ------------        ------------

DEFERRED INCOME TAXES AND OTHER ASSETS                                               317,438             330,432
                                                                                ------------        ------------

TOTAL ASSETS                                                                    $  7,974,309        $  7,882,983
                                                                                ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                                      $    829,161        $    713,831
  Accrued liabilities                                                                532,649             554,632
  Deferred revenue                                                                   208,953             251,328
  Taxes payable                                                                      152,165             100,686
  Notes payable                                                                       32,500               3,500
  Current maturities of long-term debt                                                44,422             172,820
                                                                                ------------        ------------
               Total current liabilities                                           1,799,850           1,796,797
                                                                                ------------        ------------

LONG-TERM DEBT                                                                     2,608,993           2,476,145
                                                                                ------------        ------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                              412,225             483,843
  Other                                                                              459,608             482,786
                                                                                ------------        ------------
               Total deferred liabilities and credits                                871,833             966,629
                                                                                ------------        ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                                --                  --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 90,367,705 shares at March 31, 1999;
        90,356,705 shares at December 31, 1998                                        90,368              90,357
  Capital in excess of par value                                                     764,937             764,412
  Retained earnings                                                                1,961,090           1,904,066
  Equity adjustment from foreign currency translation                               (122,762)           (115,423)
                                                                                ------------        ------------
               Total stockholders' equity                                          2,693,633           2,643,412
                                                                                ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  7,974,309        $  7,882,983
                                                                                ============        ============

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                           Three Months Ended March 31
                                 (in thousands)



                                                                         1999             1998
                                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $  70,580        $ (12,594)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion and amortization                      138,322          164,227
          Exploratory dry hole costs                                     16,723           54,986
          Lease impairment                                                6,267            8,287
          Gain on asset sales                                           (46,322)         (80,321)
          Provision (benefit) for deferred income taxes                 (29,922)          (6,768)
          Changes in operating assets and liabilities and other         (48,303)          30,571
                                                                      ---------        ---------

               Net cash provided by operating activities                107,345          158,388
                                                                      ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (200,779)        (318,392)
  Proceeds from asset sales and other                                    67,768          107,103
                                                                      ---------        ---------

               Net cash used in investing activities                   (133,011)        (211,289)
                                                                      ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                                   29,000          (14,241)
  Long-term borrowings                                                  250,059          260,000
  Repayment of long-term debt                                          (245,345)        (169,494)
  Cash dividends paid                                                   (27,111)         (27,445)
  Common stock acquired                                                      --           (6,441)
                                                                      ---------        ---------

               Net cash provided by financing activities                  6,603           42,379
                                                                      ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (170)          (1,094)
                                                                      ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (19,233)         (11,616)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           73,791           91,154
                                                                      ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  54,558        $  79,538
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
                  normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at March 31, 1999 and December 31, 1998, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1999 and 1998. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

                  Certain notes and other information have been condensed or omitted from these interim financial statements. Such statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 1998 Annual Report to Stockholders, which have been incorporated by reference in the Corporation's Form 10-K for the year ended December 31, 1998. The 1998 income statement classification of certain accounts has been restated to conform with current period presentation.



Note 2 - Effective January 1, 1999, the Corporation adopted the last-in, first-out (LIFO) inventory method for valuing its refining and marketing inventories. The Corporation believes that the LIFO method more closely matches current costs and revenues and will improve comparability with other oil companies.

                  The change to LIFO decreased net income during the quarter ended March 31, 1999 by $2,794 ($.03 per share basic and diluted). It is not possible to determine the cumulative effect of the change on retained earnings at January 1, 1999 or the pro forma effects of retroactive application of the change for prior periods.



Note 3  -         Inventories consist of the following:

                                                                             March 31,             December 31,
                                                                               1999                    1998
                                                                          --------------          --------------
                    Crude oil and other charge stocks                     $       65,861          $       35,818
                    Refined and other finished products                          272,207                 386,917
                    Materials and supplies                                        67,901                  59,447
                                                                          --------------          --------------
                       Total inventories                                  $      405,969          $      482,182
                                                                          ==============          ==============

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 4  -         The Corporation's investment in the HOVENSA joint venture is accounted for on the equity method. Summarized financial information for HOVENSA as of March 31, 1999 is as follows:

                      Summarized Balance Sheet Information
                                At March 31, 1999

                    Current assets                                   $   412,354
                    Net fixed assets                                   1,331,385
                    Other assets                                          27,299
                    Current liabilities                                 (166,217)
                    Long-term debt                                      (225,000)
                    Deferred liabilities and credits                     (33,449)
                                                                     -----------
                       Partners' equity                              $ 1,346,372
                                                                     ===========

                     Summarized Income Statement Information
                    For the three months ended March 31,1999

                    Total revenues                                    $  538,623
                    Costs and expenses                                  (536,672)
                    Inventory market value changes                        31,999
                                                                      ----------
                       Net income                                     $   33,950*
                                                                      ==========

                  * The Corporation's share of HOVENSA's net income was $16,462.


Note 5  -         The provision for income taxes consisted of the following:

                                                            Three months
                                                           ended March 31
                                                     ---------------------------
                                                       1999              1998
                                                     ---------         ---------
                    Current                          $  53,782         $  52,265
                    Deferred                           (29,922)           (6,768)
                                                     ---------         ---------
                      Total                          $  23,860         $  45,497
                                                     =========         =========

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 6  -         Effective January 1, 1999, the Corporation changed the
                  functional currency used in translating the foreign currency financial statements of its United Kingdom operations from the British pound sterling to the U.S. dollar. During the quarter ended March 31, 1999, the U.S. dollar strengthened in relation to the pound sterling. As a result, the Corporation had an after-tax currency gain of $26,487 compared with a loss of $278 in the first quarter of 1998. Foreign currency gains and losses are reflected in non-operating income in the income statement.


Note 7  -         The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows:

                                                                  Three months
                                                                 ended March 31
                                                                ----------------
                                                                  1999     1998
                                                                -------  -------
                    Common shares - basic                        89,456   90,079
                    Effect of dilutive securities
                       (equivalent shares)
                       Nonvested common stock                       397       --
                       Stock options                                 15       --
                                                                -------  -------
                    Common shares - diluted                      89,868   90,079
                                                                =======  =======

                  In the first quarter of 1998, the table excludes the antidilutive effect of 594 nonvested common shares and 113 stock options.


Note 8  -         The Corporation uses futures, forwards, options and swaps, individually or in combination, to reduce the effects of fluctuations in crude oil, natural gas and refined product prices. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net deferred losses resulting from the Corporation's petroleum hedging activities were approximately
                  $10,071 at March 31, 1999, including $11,300 of unrealized losses.

Note 9  -         Interest costs related to certain long-term construction
                  projects have been capitalized in accordance with FAS No. 34.
                  During the three months ended March 31, 1999 and 1998, interest costs of $5,117 and $5,593, respectively, were capitalized.

Note 10  -        Comprehensive income includes net income and the effects of foreign currency translation recorded in stockholders' equity.
                  Comprehensive income for the three months ended March 31, 1999 and 1998 was $63,241 and $613, respectively.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Note 11  -        The Corporation's results by operating segment in the first quarter of 1999 and 1998 were as follows:

                                                                  Three months
                                                                 ended March 31
                                                           -------------------------
                                                               1999          1998
                                                           -----------   -----------
                    Operating revenues
                       Exploration and production (1)      $   581,300   $   536,000
                       Refining, marketing and shipping        981,500     1,320,300
                                                           -----------   -----------
                          Total                            $ 1,562,800   $ 1,856,300
                                                           ===========   ===========

                    Net income (loss)
                       Exploration and production (2)      $    56,900   $    64,400
                       Refining, marketing and shipping         52,800       (33,500)
                       Corporate (including interest)          (39,100)      (43,500)
                                                           -----------   -----------
                          Total                            $    70,600   $   (12,600)
                                                           ===========   ===========


         (1) Includes transfers to affiliates of $24,100 and $30,500 in 1999 and 1998, respectively.

         (2) Includes gains on asset sales of $30,100 and $56,200 in 1999 and 1998, respectively.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         RESULTS OF OPERATIONS

                  Income excluding asset sales for the first quarter of 1999 amounted to $41 million compared with a loss of $69 million in the first quarter of 1998. Including gains on asset sales, net income amounted to $71 million in the first quarter of 1999 compared with a net loss of $13 million in the first quarter of 1998.

                  The after-tax results by major operating activity for the first quarters of 1999 and 1998 were as follows (in millions, except per share data):

                                                           Three months
                                                          ended March 31
                                                          --------------
                                                           1999    1998
                                                          -----   -----
                  Exploration and production              $  27   $   8
                  Refining, marketing and shipping           53     (33)
                  Corporate                                 (10)    (15)
                  Interest expense                          (29)    (29)
                                                          -----   -----

                  Income (loss) excluding asset sales        41     (69)
                  Gains on asset sales                       30      56
                                                          -----   -----

                  Net income (loss)                       $  71   $ (13)
                                                          =====   =====

                  Net income (loss) per share (diluted)   $ .79   $(.14)
                                                          =====   =====

                  In the first quarter of 1999, exploration and production earnings include net nonrecurring income of $18 million, principally from foreign currency translation adjustments. The net gain from asset sales in 1999 reflects the sale of natural gas properties in California. Assets sold in 1998 include three oil and gas properties in the United States and Norway.


         Exploration and Production

                  Excluding gains on asset sales, earnings from exploration and production activities increased by $19 million in the first quarter of 1999 reflecting increased production volumes, lower exploration expenses and income from foreign currency translation adjustments, partially offset by lower worldwide crude oil selling prices.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation's average selling prices, including the effects of hedging, were as follows:

                                                                 Three months
                                                                ended March 31
                                                             -------------------
                                                               1999        1998
                                                             -------     -------
                  Crude oil and natural gas liquids
                    (per barrel)
                       United States                         $ 10.35     $ 13.89
                       Foreign                                 11.21       14.56

                  Natural gas (per Mcf)
                       United States                            1.76        2.21
                       Foreign                                  2.08        2.56


                  The Corporation's net daily worldwide production was as follows:

                                                                 Three months
                                                                ended March 31
                                                             --------------------
                                                               1999        1998
                                                             --------    --------
                  Crude oil and natural gas liquids
                    (barrels per day)
                       United States                           52,658      44,825
                       Foreign                                171,302     164,291
                                                             --------    --------
                         Total                                223,960     209,116
                                                             ========    ========

                  Natural gas (Mcf per day)
                       United States                          338,972     298,882
                       Foreign                                294,181     283,459
                                                             --------    --------
                         Total                                633,153     582,341
                                                             ========    ========

                  The increase in United States and foreign crude oil production principally reflects new fields which came onstream in late 1998. Increased natural gas production reflects new fields in the United States and higher demand in the United Kingdom.

                  In April 1999, the floating production vessel used to produce the Fife, Fergus and Flora fields in the United Kingdom North Sea was damaged and removed from the fields for repair. The Corporation's share of production from these fields exceeds 20,000 barrels of crude oil per day. The vessel is operated by a third party and repairs are estimated to take four months.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  In 1999, depreciation, depletion, and amortization charges relating to exploration and production activities were comparable to the 1998 amount, but lower on a per barrel-produced basis, reflecting the impact of new lower cost fields and the effect of positive oil and gas reserve revisions at the end of 1998. Exploration expenses were lower in 1999, due to a reduced exploration budget in response to lower oil prices. General and administrative expenses were also lower, principally due to cost reduction initiatives in the United States and United Kingdom. The Corporation's gas marketing activities in the United Kingdom had volume related cost increases in the first quarter of 1999 which are included in marketing expenses in the income statement. The effective income tax rate on exploration and production earnings was lower in 1999, principally reflecting reduced provisions for United Kingdom taxes, due to foreign currency translation adjustments and deductible allowances.

                  In 1999, the Corporation changed the functional currency used in translating the foreign currency financial statements of its United Kingdom operations. The change involved designating the U.S. dollar rather than the British pound sterling as the primary currency. During the first quarter, the U.S. dollar strengthened in relation to the pound sterling. As a result, the Corporation recorded an after-tax currency gain of $26 million, principally on the translation of sterling liabilities. The Corporation has now hedged this translation exposure and would not expect such significant primary currency effects in the future. The Corporation also recorded a charge of $8 million due to the termination of long-term contracts for two marine service vessels.

                  Currently, crude oil selling prices are significantly higher than the average selling prices received by the Corporation in the first quarter of 1999. Exploration and production earnings are very sensitive to these selling prices. The Corporation anticipates that prices will continue to be volatile.


         Refining, Marketing and Shipping

                  Refining, marketing and shipping operations had income of $53 million in the first quarter of 1999, compared with a loss of $33 million in the first quarter of 1998. The Corporation's 50% share of HOVENSA earnings was $16 million in the first quarter of 1999 compared with a loss in the corresponding period of 1998 when the refinery was wholly-owned. Both periods included the positive impact of inventory write-downs that had been recorded at the prior year-ends. Income taxes are not recorded on HOVENSA results due to available loss carryforwards. Refining, marketing and shipping results in the first quarter of 1999 also include interest income of $12 million on the note received in connection with the formation of the joint venture.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  Results from retail operations improved slightly in the first quarter of 1999 compared with the first quarter of 1998, principally reflecting lower operating expenses. Results from energy marketing activities were comparable to the 1998 first quarter. Both periods were negatively affected by relatively mild winter weather.

                  The Corporation periodically takes forward positions on energy contracts outside of its hedging program. The Corporation also has a 50% interest in a consolidated partnership which trades energy commodities. The combined results of these activities were gains of $18 million and $3 million in the first quarter of 1999 and 1998, respectively.

                  Marketing expenses in the consolidated income statement include the costs of retail operations, energy marketing and the consolidated trading partnership. Marketing expenses increased slightly in the first quarter of 1999, principally due to energy marketing and trading activities. Other operating expenses and depreciation relating to refining, marketing and shipping activities are lower in 1999 due to equity accounting for the HOVENSA joint venture.

                  Refined product sales volumes decreased to 397,000 barrels per day in the first quarter of 1999 compared with 543,000 barrels per day in 1998. The decrease is primarily attributable to HOVENSA sales to third parties which are no longer included in the Corporation's reported sales. The Corporation's share of refinery runs amounted to 222,000 barrels per day in the first quarter of 1999 compared with 419,000 barrels per day in 1998 when the St. Croix refinery was wholly-owned.

                  Contracts for the Corporation's planned sale of several non-strategic U.S. oil terminals and retail sites are expected to be signed in the second quarter.

         Corporate and Interest

                  Net corporate expenses decreased by $5 million in the first quarter of 1999 compared with the first quarter of 1998, due in part to lower compensation expenses. After-tax interest expense was comparable in the first quarters of 1999 and 1998 and is expected to be similar to the 1998 amount over the remainder of the year.

         Consolidated Revenues

                  Sales and other operating revenues decreased by approximately 15% in the first quarter of 1999. In addition to the exclusion of third party sales of HOVENSA as a result of equity accounting, the decrease was primarily due to lower crude oil and refined product selling prices. Virgin Islands refinery third party sales amounted to $184 million in the first quarter of 1998.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



         LIQUIDITY AND CAPITAL RESOURCES


                  Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $107 million in the first quarter of 1999 compared with $158 million in the first quarter of 1998. The decrease was primarily due to changes in working capital components, principally accounts receivable. The sale of natural gas properties in California generated proceeds of $54 million in the first quarter of 1999 and the sales of oil and gas properties in the United States and Norway resulted in proceeds of $98 million in 1998.

                  Total debt was $2,686 million at March 31, 1999 compared with $2,652 million at December 31, 1998. The debt to capitalization ratio was 49.9% at March 31, compared with 50.1% at year-end. At March 31, 1999, floating rate debt amounted to 37.2% of total debt, including the effect of interest rate conversion (swap) agreements. At March 31, 1999, the Corporation had $968 million of additional borrowing capacity available under its revolving credit agreements and additional unused lines of credit under uncommitted arrangements with banks of $277 million.

                  The Corporation is considering issuing $400 to $600 million of public debentures in 1999. The proceeds of the issuance would be used for the repayment of bank debt and general corporate purposes.

                  In 1998, the Corporation recorded a charge of $90 million (before income taxes) for the decline in market value of fixed-price drilling service contracts due to low crude oil prices. During the first quarter of 1999, the related accrued liabilities were reduced by $12 million reflecting payments for excess costs on the drilling service contracts. In addition, the Corporation charged $5 million in payments against accrued severance liabilities established in connection with a reduction to its workforce in the fourth quarter of 1998. The remaining severance balance at March 31 is $24 million. No other changes were made to either reserve.

                  Futures, forwards, options and swaps are used to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation's products and the related gains or losses are an integral part of the Corporation's selling prices. At March 31, 1999, the Corporation had open hedge positions equal to 3% of its estimated worldwide crude oil production over the next twelve months. The Corporation also had open contracts equal to 2% of its estimated United States natural gas production over the next twelve months. In addition, the Corporation had hedges covering 22% of its refining and marketing inventories. As market conditions change, the Corporation will adjust its hedge positions.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the currency required in its North Sea operations. At March 31, 1999 the Corporation had $335 million of foreign currency exchange contracts outstanding. In addition, the Corporation uses interest-rate conversion agreements to reduce exposure to floating interest rates. At March 31, the Corporation had $400 million of interest-rate conversion agreements outstanding.

                  No shares were repurchased in the first quarter of 1999 under the Corporation's stock repurchase program. The Corporation's stock repurchase program expired on March 31, 1999.

                  Capital expenditures in the first quarter of 1999 amounted to $201 million compared with $318 million in the first quarter of 1998. Capital expenditures for exploration and production activities were $185 million in the first quarter of 1999 compared with $295 million in the first three months of 1998. Capital expenditures for the remainder of 1999 are expected to be approximately $700 million and will be financed by internally generated funds.


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

                  The Corporation has a worldwide program to identify software and hardware that is not Year 2000 compliant. The Corporation is also determining the Year 2000 status of major vendors and customers and is working on contingency planning. The Corporation's Year 2000 project is jointly managed by its Chief Information Officer and its Vice President of Internal Audit.

         Status of Year 2000 Project

                  Since 1995, the Corporation has been installing new financial and business systems as part of its reengineering project. Although the primary purpose of the project is to increase efficiency and effectiveness, the new software is Year 2000 compliant. These new systems have replaced, or will replace, approximately 70% of noncompliant software. The final phase of the new software installation is scheduled for completion in the second quarter of 1999.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation has assessed its remaining software. Remediation of the remaining software is largely complete and testing of changes is in progress. Testing and certification are scheduled for completion during the second quarter of 1999. Several vendor supplied software packages are scheduled for upgrades during the third quarter of 1999. The Corporation has completed approximately 80% of this portion of the project at March 31. The Corporation principally uses external consultants on this phase of the project.

                  There are embedded computer systems used throughout the Corporation's operations. The Corporation has hired consultants to evaluate embedded systems. The inventory and assessment phases are mostly complete. Remediation of critical systems, where required, should finish in the second quarter of 1999. Remediation of all other systems, where required, will be completed in the third quarter. At March 31, assessment and remediation of embedded computer systems is approximately 70% complete.

                  The Corporation has also undertaken a supplier and customer analysis of Year 2000 readiness. The identification process is complete. Communication with third parties to assess their progress in addressing Year 2000 problems is in progress. The third party analysis will be completed by the end of the second quarter of 1999 and is approximately 65% complete at March 31.

         Costs

                  The new systems that replace approximately 70% of noncompliant software will have a total cost of approximately $50 million (of which approximately 95% has been expended at March 31). The Corporation expects to spend an additional $12 million for remediation of remaining systems, primarily for outside consultants, which is being expensed as incurred. To date, the Corporation has expended approximately $8 million of the expected total.

                  The Corporation has not deferred ongoing information technology projects because of Year 2000 efforts.

         Risks

                  There are uncertainties inherent in the Year 2000 problem, partially resulting from the readiness of customers and suppliers. The failure to correct material Year 2000 problems could interrupt business and operations. Uncorrected, these interruptions could have a material effect on the Corporation's financial position and results of operations. Consequently, the Corporation cannot determine whether Year 2000 failures will materially affect its financial position or results of operations. However, the objective of the Corporation's Year 2000 project is to reduce these risks.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

         Contingency Planning

                  The final portion of the Corporation's Year 2000 program is contingency planning. Contingency plans are necessary to ensure that risks associated with Year 2000 are mitigated. In the normal course of business, the Corporation has developed contingency plans to ensure that it has alternate suppliers for critical materials and equipment and that production of crude oil, natural gas and refined products can be sold. During the first quarter of 1999, the Corporation completed a strategy for developing Year 2000 contingency plans. The Corporation plans to assess risks and write contingency plans by the end of the second quarter of 1999. During the second half of the year, the Corporation will update and enhance the contingency plans as required by changing conditions.

                  In addition, the Corporation has engaged external consultants to review and benchmark the progress of its Year 2000 project.

         Safe Harbor

                  Certain information in this section on Year 2000 is forward looking. This includes projected timetables and costs to complete projects, and possible effects. These disclosures are based on the Corporation's current understanding and assessment of the Year 2000 problem. Assumptions used, such as availability of resources, and the status of its Year 2000 assessment and remediation projects may change. In addition, suppliers and customers may fail to be ready for the Year 2000. Consequently, actual results may differ from these disclosures.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         18 - Letter from Ernst & Young LLP dated May 14, 1999 relating to preferability of last-in, first-out (LIFO) inventory method, adopted January 1, 1999.

(b)      Reports on Form 8-K

         The Registrant filed no report on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMERADA HESS CORPORATION
                                               (REGISTRANT)





                                               By /s/ John B. Hess
                                                  ------------------------------
                                                  JOHN B. HESS
                                                  CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER

                                               By /s/ John Y. Schreyer
                                                  ------------------------------
                                                  JOHN Y. SCHREYER
                                                  EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER






Date:  May 10, 1999