Form 10-Q
period 1999-06-30
AMERADA HESS CORP
filed 1999-08-12
CIK 4447

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

                      For the quarter ended June 30, 1999
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from_________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X     No
                                                    _____      _____

     At June 30, 1999, 90,564,005 shares of Common Stock were outstanding.
===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS                         SIX MONTHS
                                                        ENDED JUNE 30                       ENDED JUNE 30
                                                    1999              1998              1999             1998
                                                    ----              ----              ----             ----
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                    $ 1,429,957      $ 1,608,459       $ 2,968,650      $ 3,434,248
  Non-operating income
     Gain on asset sales                              61,741               --           108,063           80,321
     Equity in income of HOVENSA L.L.C                   569               --            17,031               --
     Other                                            37,622           26,739            86,209           43,848
                                                 -----------      -----------       -----------      -----------

               Total revenues                      1,529,889        1,635,198         3,179,953        3,558,417
                                                 -----------      -----------       -----------      -----------

COSTS AND EXPENSES
  Cost of products sold                              864,792        1,030,851         1,863,864        2,288,257
  Production expenses                                 94,081          126,816           209,189          237,979
  Marketing expenses                                  85,764           91,917           179,678          180,115
  Other operating expenses                            59,041           50,681           116,276          113,193
  Exploration expenses, including dry holes
     and lease impairment                             78,109           99,596           140,887          203,815

  General and administrative expenses                 63,926           60,662           113,988          129,265
  Interest expense                                    38,108           33,329            77,241           67,317
  Depreciation, depletion and amortization           136,179          162,193           274,501          326,420
                                                 -----------      -----------       -----------      -----------

               Total costs and expenses            1,420,000        1,656,045         2,975,624        3,546,361
                                                 -----------      -----------       -----------      -----------

  Income (loss) before income taxes                  109,889          (20,847)          204,329           12,056
  Provision for income taxes                          32,433              872            56,293           46,369
                                                 -----------      -----------       -----------      -----------

NET INCOME (LOSS)                                $    77,456      $   (21,719)      $   148,036      $   (34,313)
                                                 ===========      ===========       ===========      ===========

NET INCOME (LOSS) PER SHARE -
     BASIC AND DILUTED                           $       .86      $      (.24)      $      1.65      $      (.38)
                                                 ===========      ===========       ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                      90,074           89,904            89,988           89,982

COMMON STOCK DIVIDENDS PER SHARE                 $       .15      $       .15       $       .30      $       .30

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)


                                                                                   JUNE 30,            DECEMBER 31,
                                                                                     1999                 1998
                                                                                     ----                 ----
                                  A S S E T S

CURRENT ASSETS
  Cash and cash equivalents                                                       $     82,284       $     73,791
  Accounts receivable                                                                1,479,753          1,013,184
  Inventories                                                                          428,006            482,182
  Other current assets                                                                 250,118            317,549
                                                                                  ------------       ------------
               Total current assets                                                  2,240,161          1,886,706
                                                                                  ------------       ------------

INVESTMENTS AND ADVANCES
  HOVENSA L.L.C                                                                        719,612            702,581
  Other                                                                                224,126            232,826
                                                                                  ------------       ------------
               Total investments and advances                                          943,738            935,407
                                                                                  ------------       ------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                   11,188,529         11,027,239
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                               6,933,386          6,835,301
                                                                                  ------------       ------------
               Property, plant and equipment - net                                   4,255,143          4,191,938
                                                                                  ------------       ------------

NOTE RECEIVABLE                                                                        514,500            538,500
                                                                                  ------------       ------------

DEFERRED INCOME TAXES AND OTHER ASSETS                                                 252,234            330,432
                                                                                  ------------       ------------

TOTAL ASSETS                                                                      $  8,205,776       $  7,882,983
                                                                                  ============       ============

        L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                                        $  1,101,813       $    713,831
  Accrued liabilities                                                                  557,411            554,632
  Deferred revenue                                                                     174,694            251,328
  Taxes payable                                                                        151,186            100,686
  Notes payable                                                                         17,263              3,500
  Current maturities of long-term debt                                                  32,268            172,820
                                                                                  ------------       ------------
               Total current liabilities                                             2,034,635          1,796,797
                                                                                  ------------       ------------

LONG-TERM DEBT                                                                       2,646,806          2,476,145
                                                                                  ------------       ------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                                366,918            483,843
  Other                                                                                388,932            482,786
                                                                                  ------------       ------------
               Total deferred liabilities and credits                                  755,850            966,629
                                                                                  ------------       ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                                  --                 --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 90,564,005 shares at June 30, 1999;
        90,356,705 shares at December 31, 1998                                          90,564             90,357
  Capital in excess of par value                                                       775,086            764,412
  Retained earnings                                                                  2,024,962          1,904,066
  Accumulated other comprehensive income                                              (122,127)          (115,423)
                                                                                  ------------       ------------
               Total stockholders' equity                                            2,768,485          2,643,412
                                                                                  ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  8,205,776       $  7,882,983
                                                                                  ============       ============

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                            Six Months Ended June 30
                                 (in thousands)


                                                                                   1999                     1998
                                                                                   ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $ 148,036               $ (34,313)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion and amortization                                 274,501                 326,420
          Exploratory dry hole costs                                                28,621                 106,445
          Lease impairment                                                          12,806                  17,451
          Gain on asset sales                                                     (108,063)                (80,321)
          Provision (benefit) for deferred income taxes                            (32,548)                   (597)
          Changes in operating assets and liabilities and other                    (95,675)                 26,185
                                                                                 ---------               ---------

               Net cash provided by operating activities                           227,678                 361,270
                                                                                 ---------               ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                            (420,209)               (709,098)
  Proceeds from asset sales and other                                              185,721                 108,267
                                                                                 ---------               ---------

               Net cash used in investing activities                              (234,488)               (600,831)
                                                                                 ---------               ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                                         13,763                  58,458
  Long-term borrowings                                                             370,059                 515,000
  Repayment of long-term debt                                                     (338,025)               (313,222)
  Cash dividends paid                                                              (40,695)                (41,115)
  Stock options exercised                                                           10,345                      --
  Common stock acquired                                                                 --                 (28,473)
                                                                                 ---------               ---------

               Net cash provided by financing activities                            15,447                 190,648
                                                                                 ---------               ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (144)                 (1,347)
                                                                                 ---------               ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 8,493                 (50,260)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      73,791                  91,154
                                                                                 ---------               ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  82,284               $  40,894
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
              normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at June 30, 1999 and December 31, 1998, and the consolidated results of operations for the three and six-month periods ended June 30, 1999 and 1998 and the consolidated cash flows for the six-month periods ended June 30, 1999 and 1998. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

              The Corporation's annual report includes a Summary of Significant Accounting Policies. The accounting policies that follow should be read in conjunction with those included in the Annual Report.

              Revenue Recognition: The Corporation recognizes revenues from the sale of crude oil, natural gas, petroleum products and other merchandise when title passes to the customer.

              The Corporation recognizes revenues from the production of natural gas properties in which the Corporation has an interest based on sales to customers. Differences between sales and the Corporation's share of production are not material.

              Exploration and Development Costs: Oil and gas exploration and production activities are accounted for using the successful efforts method. Costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs, are capitalized.

              Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred.

              Costs of drilling and equipping productive wells, including development dry holes, and related production facilities are capitalized.

              The Corporation does not carry the capitalized costs of exploratory wells as an asset for more than one year, unless oil and gas reserves are found and classified as proved, or additional exploration is underway or planned. If capitalized exploratory wells do not meet these conditions, the costs are charged to expense.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


              Impairment of Oil and Gas Properties: The Corporation reviews oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. If the carrying amounts are not expected to be recovered by undiscounted future cash flow, the properties are impaired and an impairment loss is recorded. The amount of the impairment is based on the estimated fair value of the properties determined by discounting anticipated future net cash flows. The net present value of future cash flows is based on the Corporation's estimates of future prices applied to projected production profiles, discounted at a rate commensurate with the risks involved. The oil and gas prices used for determining asset impairments may differ from those used at year-end in the standardized measure of discounted future net cash flows under FAS No. 69. The impact of forward sales on asset impairments is not material.

              Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors.


Note 2  -     Effective January 1, 1999, the Corporation adopted the last-in, first-out (LIFO) inventory method for valuing its refining and marketing inventories. The Corporation believes that the LIFO method more closely matches current costs and revenues and will improve comparability with other oil companies.

              The change to LIFO decreased net income $28,100 during the three months ended June 30, 1999 ($.31 per share basic and diluted). LIFO decreased net income $30,900 for the six months ended June 30, 1999 ($.34 per share). There is no cumulative effect adjustment as of the beginning of the year for this type of accounting change.


Note 3  -     Inventories consist of the following:

                                                                        June 30,          December 31,
                                                                          1999                1998
                                                                          ----                ----
                  Crude oil and other charge stocks                     $ 44,557            $ 35,818
                  Refined and other finished products                    311,083             386,917
                  Materials and supplies                                  72,366              59,447
                                                                        --------            --------
                     Total inventories                                  $428,006            $482,182
                                                                        ========            ========

              At June 30, 1999, inventory costs were determined using LIFO for approximately 70% of the Corporation's petroleum inventory. If the LIFO inventory were valued at the lower of average cost or market, it would have been approximately $47 million higher.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


Note 4  -     The Corporation accounts for its investment in HOVENSA, L.L.C.
              using the equity method. Summarized financial information for HOVENSA follows:

                      Summarized Balance Sheet Information

                                                                   June 30,          December 31,
                                                                     1999               1998
                                                                     ----               ----
              Current assets                                      $  432,852         $  352,171
              Net fixed assets                                     1,321,558          1,343,712
              Other assets                                            26,060             27,711
              Current liabilities                                   (234,637)          (133,454)
              Long-term debt                                        (165,000)          (250,000)
              Deferred liabilities and credits                       (32,286)           (27,718)
                                                                  ----------         ----------
                    Partners' equity                              $1,348,547         $1,312,422
                                                                  ==========         ==========

                     Summarized Income Statement Information

                                                                 For the three           For the six
                                                                 months ended            months ended
                                                                 June 30,1999            June 30, 1999
                                                                 ------------            -------------
              Total revenues                                      $ 719,684               $ 1,258,307
              Costs and expenses                                   (717,509)               (1,254,181)
              Inventory market value changes                             --                    31,999
                                                                  ---------               -----------
                    Net income                                    $   2,175*              $    36,125*
                                                                  =========               ===========

              * The Corporation's share of HOVENSA's net income was $569 and $17,031 for the three and six-month periods ended June 30, 1999, respectively.


Note 5  -     The provision for income taxes consisted of the following:

                                              Three months                      Six months
                                              ended June 30                    ended June 30
                                            1999          1998              1999           1998
                                            ----          ----              ----           ----
                  Current                 $35,059       $(5,299)          $ 88,841       $46,966
                  Deferred                 (2,626)        6,171            (32,548)         (597)
                                          -------       -------           --------       -------
                    Total                 $32,433       $   872           $ 56,293       $46,369
                                          =======       =======           ========       =======

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


Note 6  -     Effective January 1, 1999, the Corporation changed the functional currency of its United Kingdom operations from the British pound sterling to the U.S. dollar. During the six-months ended June 30, 1999, the U.S. dollar strengthened in relation to the pound sterling, which resulted in gains from the translation of net sterling liability balances for financial reporting purposes.
              Income tax benefits were also recorded for deductible foreign currency losses on U.S. dollar liabilities in the sterling based tax calculation.

              Worldwide currency gains amounted to $8,889 and $35,376, respectively, for the three and six-month periods ended June 30, 1999, of which $12,556 and $18,129 represented income tax benefits. Net foreign currency gains for the corresponding periods of 1998 amounted to $593 and $315.


Note 7  -     The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows:

                                                            Three months                 Six months
                                                            ended June 30               ended June 30
                                                           1999      1998              1999      1998
                                                           ----      ----              ----      ----
                 Common shares - basic                    89,634    89,904            89,547    89,982
                 Effect of dilutive securities
                   (equivalent shares)
                   Nonvested common stock                    378       - -               397       - -
                   Stock options                              62       - -                44       - -
                                                          ------    ------            ------    ------
                 Common shares - diluted                  90,074    89,904            89,988    89,982
                                                          ======    ======            ======    ======

              The antidilutive effects of 656 nonvested common shares and 127 stock options and 626 common shares and 120 stock options are excluded in the three months and six months ended June 30, 1998, respectively.


Note 8  -     The Corporation uses futures, forwards, options and swaps, individually or in combination, to reduce the effects of fluctuations in crude oil, natural gas and refined product prices.
              These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net deferred losses resulting from the Corporation's petroleum hedging activities were approximately $5,592 at June 30, 1999, including $465 of unrealized losses.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


Note 9 - Interest costs related to certain long-term construction projects have been capitalized in accordance with FAS No. 34. During the three and six-month periods ended June 30, 1999, interest costs of $5,683 and $10,800, respectively, were capitalized compared to $7,603 and $13,196 for the corresponding periods of 1998.

Note 10 -     Comprehensive income, which includes net income and the effects of foreign currency translation recorded directly in stockholders' equity, is as follows:

                                                            Three months                     Six months
                                                            ended June 30                   ended June 30
                                                            1999       1998                1999        1998
                                                            ----       ----                ----        ----
              Comprehensive income (loss)                 $78,091    $(30,760)           $141,332    $(30,147)
                                                          =======    ========            ========    ========

Note 11  -    The Corporation's results by operating segment were as follows:

                                                             Three months                    Six months
                                                             ended June 30                  ended June 30
                                                          1999          1998             1999            1998
                                                          ----          ----             ----            ----
              Operating revenues
                Exploration and production(1)          $  541,000    $  449,900       $1,122,200    $  985,800
                Refining, marketing and
                  shipping                                941,100     1,193,000        1,922,600     2,513,400
                                                       ----------    ----------       ----------    ----------
                   Total                               $1,482,100    $1,642,900       $3,044,800    $3,499,200
                                                       ==========    ==========       ==========    ==========

              Net income (loss)
                Exploration and production(2)          $   51,000    $   (6,200)      $  108,000    $   58,200
                Refining, marketing and
                  shipping(3)                              59,200        18,200          111,900       (15,300)
                Corporate (including interest)            (32,800)      (33,700)         (71,900)      (77,200)
                                                       ----------    ----------       ----------    ----------
                   Total                               $   77,400    $  (21,700)      $  148,000    $  (34,300)
                                                       ==========    ==========       ==========    ==========

(1) Includes transfers to affiliates of $52,100 and $76,200 during the three and six-month periods ended June 30, 1999, respectively, compared to $34,400 and $65,000 for the corresponding periods of 1998.

(2) Includes gains on asset sales of $30,100 and $56,200 during the six-months ended June 30, 1999 and 1998, respectively.

(3) Includes gains on asset sales of $40,100 in the three and six-month periods ended June 30, 1999.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


              RESULTS OF OPERATIONS

                    Income excluding asset sales for the second quarter of 1999 amounted to $37 million compared with a loss of $22 million in the second quarter of 1998. Income excluding asset sales for the first half of 1999 was $78 million compared with a loss of $90 million in the first half of 1998. Including gains on asset sales, net income amounted to $77 million in the second quarter of 1999 and $148 million in the first half of 1999, compared with losses of $22 million and $34 million in the corresponding periods of 1998.

                    The after-tax results by major operating activity for the
              three and six-month periods ended June 30, 1999 and 1998 were as follows (in millions, except per share data):

                                                             Three months                 Six months
                                                             ended June 30               ended June 30
                                                            1999        1998            1999        1998
                                                            ----        ----            ----        ----
              Exploration and production                   $  51       $  (6)          $  78       $   2
              Refining, marketing and shipping                19          18              72         (15)
              Corporate                                       (5)         (6)            (15)        (20)
              Interest expense                               (28)        (28)            (57)        (57)
                                                           -----       -----           -----       -----

              Income (loss) excluding asset sales             37         (22)             78         (90)
              Gains on asset sales                            40          --              70          56
                                                           -----       -----           -----       -----

              Net income (loss)                            $  77       $ (22)          $ 148       $ (34)
                                                           =====       =====           =====       =====
              Net income (loss)
                 per share (diluted)                       $ .86       $(.24)          $1.65       $(.38)
                                                           =====       =====           =====       =====

                    The net gain from asset sales in the second quarter of 1999 reflects the sale of the southeast pipeline terminals and certain retail sites in South Carolina. The net gain from asset sales in the first half of 1999 also includes the sale of natural gas properties in California. The 1998 asset sales reflect the sales of three oil and gas properties in the United States and Norway.

              Exploration and Production

                    Excluding gains on asset sales, earnings from exploration
               and production activities increased by $57 million in the second quarter of 1999 and $76 million in the first half of 1999, compared with the corresponding periods of 1998. The increase in the second quarter was due primarily to higher average crude oil selling

                    PART I - FINANCIAL INFORMATION (CONT'D.)

               prices and lower exploration expenses. The increase in the first half of 1999 includes net nonrecurring income of $18 million, principally from foreign currency translation adjustments. The year-to-date increase also reflects higher production volumes, reduced exploration expenses and a lower effective income tax rate in the United Kingdom. These variances are more fully explained below.

                    The Corporation's average selling prices, including the
               effects of hedging, were as follows:

                                                                        Three months               Six months
                                                                        ended June 30             ended June 30
                                                                      1999         1998          1999         1998
                                                                      ----         ----          ----         ----
              Crude oil and natural gas liquids
                (per barrel)
                    United States                                    $14.24       $11.82        $12.47       $12.86
                    Foreign                                           14.86        13.79         12.87        14.18

              Natural gas (per Mcf)
                    United States                                      2.06         2.10          1.91         2.16
                    Foreign                                            1.72         2.40          1.87         2.48

                    The Corporation's net daily worldwide production was as
              follows:

                                                                   Three months                   Six months
                                                                   ended June 30                 ended June 30
                                                               1999            1998            1999           1998
                                                               ----            ----            ----           ----
              Crude oil and natural gas liquids
                (barrels per day)
                    United States                             62,904          44,211          57,809          44,516
                    United Kingdom                            96,887         109,136         112,976         114,061
                    Norway                                    26,796          30,262          26,727          31,821
                    Gabon                                     10,637          17,156          10,891          13,536
                    Indonesia and Azerbaijan                   4,240           2,683           4,247           2,333
                                                             -------         -------         -------         -------
                         Total                               201,464         203,448         212,650         206,267
                                                             =======         =======         =======         =======

              Natural gas (Mcf per day)
                    United States                            328,764         287,447         333,840         293,133
                    United Kingdom                           244,991         268,042         253,200         258,133
                    Norway                                    31,707          30,632          30,600          31,075
                    Indonesia                                  3,598           4,124           3,400           3,974
                                                             -------         -------         -------         -------
                         Total                               609,060         590,245         621,040         586,315
                                                             =======         =======         =======         =======

              Barrels of oil equivalent (per day)            302,974         301,822         316,157         303,986
                                                             =======         =======         =======         =======

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                    The increase in United States crude oil and natural gas
              production principally reflects new fields which came onstream in late 1998. Lower United Kingdom production in the second quarter of 1999 is due largely to shut-in production while damage to a floating production vessel is being repaired by the operator of the vessel. Production is scheduled to resume in the third quarter. New production commenced in July from the South Arne Field in Denmark. Production from this field is expected to reach 30,000 barrels of crude oil per day in 2000.

                    In the first half of 1999, depreciation, depletion, and
              amortization charges relating to exploration and production activities were comparable to the 1998 amounts, but lower on a per barrel-produced basis, reflecting the impact of new lower-cost fields and the effect of positive oil and gas reserve revisions at the end of 1998. Production expenses were lower in the second quarter and first half of 1999 as a result of lower operating costs of new fields and, in the second quarter, production shut-in as a result of the vessel damage noted above. Exploration expenses were lower in 1999, due to a reduced exploration budget. General and administrative expenses were comparable in the second quarter of each year but lower in the first half of 1999, primarily due to cost reduction initiatives in the United States and United Kingdom.

                    The following items are included in 1999 exploration and
              production income (in millions):

                                                                                                1999
                                                                                       Three              Six
                                                                                       months            months
                                                                                       ------            ------
                    United Kingdom foreign currency translation                         $  2              $ 20
                    Tax impact of foreign currency translation                             9                17
                    State income tax refund                                                6                 6
                    Loss on renegotiation of drilling rig contracts                      (17)              (17)
                    Marine service vessel contract termination charge                      -                (8)
                                                                                        ----              ----
                                                                                        $  -              $ 18
                                                                                        ====              ====

                    In 1999, the Corporation changed the functional currency of its United Kingdom operations from the British pound sterling to the U.S. dollar. During the first half of 1999, the U.S. dollar strengthened in relation to the pound sterling resulting in the currency gain and tax effect shown above. The United Kingdom tax calculation continues to be Sterling based and includes deductible losses on dollar denominated liabilities.

                    The effective income tax rate on exploration and production earnings was lower in the first half of 1999, principally reflecting reduced provisions for United Kingdom taxes, due to the foreign currency translation adjustment indicated above and higher deductible allowances. Allowances deducted in calculating the Petroleum Revenue Tax provided incremental tax benefits of approximately $18 million when compared with allowances recorded in the comparable period of 1998. The effective income tax rate on exploration and production earnings is expected to increase in the second half of the year.

                    The selling price of crude oil has increased from the low
              levels experienced in late 1998 and early 1999. However, the Corporation anticipates continued volatility.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              Refining, Marketing and Shipping

                    Excluding asset sales, refining, marketing and shipping
              operations had income of $19 million in the second quarter of 1999 compared with $18 million in the second quarter of 1998. Results for the first half of 1999 amounted to income of $72 million compared with a loss of $15 million in the first half of 1998. The Corporation's downstream operations include HOVENSA, a 50% owned refining joint venture, and retail, energy marketing and other activities as discussed below.

                    HOVENSA

                    Margins for all refined products were weak in the second
              quarter of 1999, resulting in the Corporation recording equity income from HOVENSA of less than $1 million. In the second quarter of 1998, the operating results were higher, due principally to gasoline margins. HOVENSA adopted LIFO at its formation in October 1998, and as a result, its earnings in the second quarter of 1999 were $17 million lower than they would have been using the FIFO method.

                    In the first half of 1999, the Corporation's equity income from HOVENSA was $17 million compared with $4 million in 1998, when the refinery was wholly-owned. Results in 1999 and 1998 included $16 million (AHC share) and $44 million, respectively, resulting from the reversal of inventory writedowns that had been recorded at the prior year-ends. Income taxes are not recorded on HOVENSA results due to available loss carryforwards.

                    Refining, marketing and shipping results also include
              interest income of $12 million in the second quarter and $24 million in the first half of 1999 on the note received in connection with the formation of the joint venture.

                    As a result of equity accounting for HOVENSA, the Company's share of HOVENSA income is recorded in the line item "Equity in income of HOVENSA L.L.C." Therefore, in 1999 no amounts for HOVENSA are included in the income statement captions below. Prior to the formation of HOVENSA, refinery results were fully consolidated. In 1998, the amounts shown below were reflected in the captions indicated (in millions):

                                                                   Three months ended          Six months ended
                                                                      June 30, 1998              June 30, 1998
                                                                      -------------              -------------
              Sales to third parties
                 and other operating revenues                              $198                       $386
              Cost of products sold                                         112                        289
              Other operating expenses                                       22                         51
              Depreciation and amortization                                  22                         43

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                    The Corporation's share of refinery runs amounted to 222,000 barrels per day in the first half of 1999 compared with 436,000 barrels per day in 1998 when the refinery was wholly-owned.

                    Retail, energy marketing and other

                    Retail and energy marketing results improved somewhat in the second quarter and first half of 1999 compared with the corresponding periods of 1998. However, gasoline and distillate margins continued to be negatively affected by competitive industry conditions. Marketing sales volumes decreased to 64 million barrels in the first half of 1999 compared with 74 million barrels in the first half of 1998, reflecting lower spot and contract sales. Operating expenses, excluding amounts related to the refinery in 1998 as indicated above, increased due to expanded third party shipping activities.

                    The Corporation periodically takes forward positions on
              energy contracts outside of its hedging program. The Corporation also has a 50% interest in a consolidated partnership which trades energy commodities. The combined results of these activities were a gain of $19 million in the first half of 1999 compared with a loss of $3 million in 1998.

              Corporate

                    Net corporate expenses were comparable in the second
              quarters of 1999 and 1998. In the first half of 1999, net corporate expenses were $5 million lower than in 1998. The net expenses for both periods were offset by dividend income from insurers, with approximately $5 million more received in 1999.


                    Sales and Other Operating Revenues

                    Sales and other operating revenues decreased by 11% and 14%
              in the second quarter and first half of 1999 compared with the corresponding periods of 1998. In addition to the exclusion of HOVENSA third party sales in 1999 due to equity accounting (as discussed above), the decreases are primarily due to lower refined product sales volumes in the second quarter of 1999 and, in addition, lower average selling prices in the first half.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              LIQUIDITY AND CAPITAL RESOURCES

                   Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $228 million in the first half of 1999 compared with $361 million in the first half of 1998. The decrease was primarily due to changes in working capital components, principally accounts receivable and inventories. The sales of fixed assets, including the southeast pipeline terminals, South Carolina gasoline stations and natural gas properties in California, generated proceeds of $169 million in the first half of 1999. The Corporation expects to receive additional proceeds in excess of $200 million and record approximately $110 million of income in the third quarter upon the closing of the sale of its Gulf Coast terminals and additional retail sites. In 1998, the sales of oil and gas properties in the United States and Norway generated proceeds of $98 million.

                   Total debt was $2,696 million at June 30, 1999 compared with
              $2,652 million at December 31, 1998. The debt to capitalization ratio was 49.3% at June 30, compared with 50.1% at year-end. At June 30, 1999, floating rate debt amounted to 41.5% of total debt, including the effect of interest rate conversion (swap) agreements. At June 30, 1999, the Corporation had $930 million of additional borrowing capacity available under its revolving credit agreements and additional unused lines of credit under uncommitted arrangements with banks of $310 million.

                   The Corporation is considering issuing $400 to $600 million of public debentures in 1999. The proceeds of the issuance would be used for the repayment of bank debt and general corporate purposes.

                   At the end of 1998, the Corporation recorded a charge of $90 million (before income taxes) for the decline in market value of fixed-price drilling service contracts. During the first half of 1999, the Corporation accrued an additional $5 million for a drilling rig that was subcontracted at an amount less than previously estimated. The Corporation reduced the reserve by $43 million for contract payments. The balance of the reserve at the end of the first half of 1999 was $52 million. At this time, the Corporation is unable to determine with any certainty its ability to continue to subcontract drilling rigs, or the value of possible subcontracts, and therefore, is unable to reasonably estimate the adequacy of its reserve. It is possible that future income could be reduced by as much as an additional $30 million related to the rig contracts.

                   At the beginning of 1999, the Corporation had a reserve for severance costs of $21 million and for exit costs (accrued office lease costs) of $8 million. During the first half of 1999, the Corporation charged $15 million in payments against the severance reserve. All employees included in the 1998 severance program have been terminated and the remaining severance liability of $6 million will be paid in the second half of the year.

                    PART 1 - FINANCIAL INFORMATION (CONT'D.)

                   Futures, forwards, options and swaps are used to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation's products and the related gains or losses are an integral part of the Corporation's selling prices. At June 30, 1999, the Corporation had open hedge positions equal to 2% of its estimated worldwide crude oil production over the next twelve months. As market conditions change, the Corporation will adjust its hedge positions.

                   The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the currency required in its North Sea operations. At June 30, 1999, the Corporation had $568 million of foreign currency exchange contracts outstanding. In addition, the Corporation uses interest-rate conversion agreements to reduce exposure to floating interest rates. At June 30, the Corporation had $290 million of interest-rate conversion agreements outstanding.

                   Capital expenditures in the first half of 1999 amounted to
              $420 million compared with $709 million in the first half of 1998. Capital expenditures for exploration and production activities were $383 million in the first half of 1999 compared with $659 million in the first half of 1998. Capital expenditures for the remainder of 1999 are expected to be approximately $450 million and will be financed by internally generated funds.

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

                   The Corporation has a worldwide program to identify software and hardware that is not Year 2000 compliant. The Corporation is also determining the Year 2000 status of major vendors and customers and is working on contingency plans. The Corporation's Chief Information Officer and its Vice President of Internal Audit jointly manage its Year 2000 project.

              Status of Year 2000 Project

                   Since 1995, the Corporation has installed new financial and business systems as part of its reengineering project. Although the primary purpose of this project was to increase efficiency and effectiveness, the new software is Year 2000 compliant. These new systems have replaced approximately 70% of noncompliant software.

                    PART 1 - FINANCIAL INFORMATION (CONT'D.)

                   The Corporation has assessed its remaining software.
              Remediation and testing of the remaining software are largely complete. Several vendor supplied software packages are scheduled for upgrades during the third quarter of 1999. The Corporation has completed approximately 90% of this portion of the project at June
              30. The Corporation principally uses external consultants on this phase of the project.

                   There are embedded computer systems used throughout the
              Corporation's operations. The Corporation has hired consultants to evaluate embedded systems. The inventory and assessment phases are complete and remediation of critical systems is largely finished. Remediation of all other systems, where required, will be completed in the third quarter. At June 30, assessment and remediation of embedded computer systems is approximately 90% complete.

                   The Corporation has also undertaken a supplier and customer analysis of Year 2000 readiness. The identification process is complete. Communication with third parties to assess their progress in addressing Year 2000 problems is in progress and will continue through the remainder of the year. The third party analysis is approximately 85% complete at June 30.

              Costs

                   The new systems that replace approximately 70% of
              noncompliant software cost approximately $50 million. The Corporation expects to spend an additional $12 million for remediation of remaining systems, primarily for outside consultants, which is being expensed as incurred. To date, the Corporation has expended approximately $10 million of the expected $12 million total.

                   The Corporation has not deferred ongoing information
              technology projects because of Year 2000 efforts.

              Risks

                   There are uncertainties inherent in the Year 2000 problem, partially resulting from the readiness of customers and suppliers. The failure to correct material Year 2000 problems could interrupt business and operations. Uncorrected, these interruptions could have a material effect on the Corporation's results of operations. However, the objective of the Corporation's Year 2000 project is to reduce these risks.

                   The Corporation believes that the most reasonably likely
              worst case scenario would be business disruptions at various locations that could adversely affect the Corporation's results of operations. However, the Corporation does not believe that these disruptions will be severe or long-term.

                    PART 1 - FINANCIAL INFORMATION (CONT'D.)

              Contingency Planning

                   The final portion of the Corporation's Year 2000 program is contingency planning. Contingency plans are necessary to ensure that risks associated with Year 2000 are mitigated. In the normal course of business, the Corporation develops contingency plans to ensure that it has alternate suppliers for critical materials and equipment and that production of crude oil, natural gas and refined products can be sold. The Corporation has completed a strategy for developing Year 2000 contingency plans. The Corporation plans to assess risks and finish developing plans during the third quarter of 1999. The Corporation will update and enhance the contingency plans as required by changing internal and external conditions.

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

                          PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS.

                   As reported in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, on April 27, 1993, the Texas Natural Resource Conservation Commission ("TNRCC", then known as the Texas Water Commission) notified the Registrant of alleged violations of the Texas Water Code as a result of alleged discharges of hydrocarbon compounds into the groundwater in the vicinity of the Registrant's terminal in Corpus Christi, Texas. TNRCC sought a civil penalty of $542,400 and sought to require Registrant to undertake remedial actions at the Corpus Christi terminal. Registrant also reported in the Form 10-K allegations made to the Registrant's internal reporting hotline of noncompliance at the Corpus Christi terminal with federal and state environmental regulations and its investigation of those allegations. These allegations and the subsequent investigations were voluntarily disclosed to TNRCC and related to (i) onsite disposal of wastes and whether or not such wastes should have been managed as a hazardous waste under the Resource Conservation and Recovery Act; and (ii) nonreporting or misreporting of the results of wastewater discharge samples required to be obtained by the Corpus Christi wastewater discharge permit. The Registrant has received and anticipates entering into an Agreed Order with TNRCC in full settlement of all civil liabilities to TNRCC that might have attached as a result of the alleged discharge of hydrocarbons and certain specified waste disposal and wastewater discharge allegations which had been investigated and disclosed by Registrant. Pursuant to the proposed Agreed Order, Registrant will pay a civil penalty of $278,063 and undertake remedial actions at Corpus Christi, without admitting the allegations of fact or conclusions of law in the Agreed Order. Groundwater remediation systems are already in operation at Corpus Christi and the remedial action requirements of the proposed Agreed Order are not expected to have a material adverse effect on the Registrant. Investigations by TNRCC and the United States Environmental Protection Agency ("EPA") relating to waste disposal practices and wastewater discharge reporting at Corpus Christi are continuing. It is not possible at this time for Registrant to state whether any additional proceedings arising out of the investigations will be commenced against the Registrant, or what claims would be asserted or what relief would be sought.

                   The Registrant is currently investigating allegations made to the Registrant's internal reporting hotline of noncompliance at its Galena Park, Texas terminal with state environmental regulations. The Registrant's investigation focuses on whether (i) the vapor control system at Galena Park met applicable regulatory requirements during loading of marine vessels; and (ii) Galena Park implemented required controls on air emissions resulting from tank cleaning operations. Registrant voluntarily disclosed these allegations to TNRCC on February 12, 1999. Registrant is cooperating with the TNRCC and EPA in the conduct of its investigation. It is not possible at this time for Registrant to state whether any proceedings arising out of the investigations will be commenced against the Registrant, or what claims would be asserted or what relief would be sought.

                           PART II - OTHER INFORMATION



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                    The Annual Meeting of Stockholders of the Registrant was
              held on May 5, 1999. The Inspectors of Election reported that 83,724,539 shares of Common Stock of the Registrant were represented in person or by proxy at the meeting, constituting 92.7% of the votes entitled to be cast. At the meeting, stockholders voted upon the election of five nominees for the Board of Directors for the three-year term expiring in 2002 and the ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ended December 31, 1999.

                    With respect to the election of directors, the inspectors of election reported as follows:

                                                                 For                         Withhold Authority to Vote
                    Name                                    Nominee Listed                        For Nominee Listed
                    ----                                    --------------                        ------------------
               Edith E. Holiday                               82,797,821                               926,718
               W.S.H. Laidlaw                                 82,743,450                               981,089
               Roger B. Oresman                               82,729,947                               994,592
               Robert N. Wilson                               82,806,815                               917,724
               Robert F. Wright                               82,724,577                               999,962

                    The inspectors further reported that 83,458,463 votes were cast for the ratification of the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1999, 77,466 votes were cast against said ratification and holders of 188,610 votes abstained.

                    There were no broker non-votes with respect to the election of directors or the ratification of the selection of independent auditors.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits

                    None

              (b)  Reports on Form 8-K

                    The Registrant filed no report on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERADA HESS CORPORATION
                                       (REGISTRANT)





                                       By s/s John B. Hess
                                          -------------------------------------
                                          JOHN B. HESS
                                          CHAIRMAN OF THE BOARD AND
                                          CHIEF EXECUTIVE OFFICER




                                       By s/s John Y. Schreyer
                                          -------------------------------------
                                          JOHN Y. SCHREYER
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER





`
Date:  August 9, 1999