Form 10-Q
period 1999-09-30
AMERADA HESS CORP
filed 1999-11-12
CIK 4447

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-1204


                        --------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to
such filing requirements for the past 90 days.         Yes   X       No
                                                           -----        -----

At September 30, 1999, 90,694,905 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS                           NINE MONTHS
                                                         ENDED SEPTEMBER 30                     ENDED SEPTEMBER 30
                                                   ------------------------------         ------------------------------
                                                      1999               1998                1999               1998
                                                   -----------        -----------         -----------        -----------
REVENUES

  Sales (excluding excise taxes) and
     other operating revenues                      $ 1,801,651        $ 1,528,484         $ 4,770,301        $ 4,962,732
  Non-operating revenues
     Gain on asset sales                               165,378                 --             273,441             80,321
     Equity in income of HOVENSA L.L.C                   7,001                 --              24,032                 --
     Other                                                 209             23,578              86,418             67,426
                                                   -----------        -----------         -----------        -----------

               Total revenues                        1,974,239          1,552,062           5,154,192          5,110,479
                                                   -----------        -----------         -----------        -----------


COSTS AND EXPENSES
  Cost of products sold                              1,071,241            968,825           2,935,105          3,257,082
  Production expenses                                  109,213            132,672             318,402            370,651
  Marketing expenses                                   108,016             89,516             287,694            269,631
  Other operating expenses                              52,029             42,560             168,305            155,753
  Exploration expenses, including dry holes
     and lease impairment                               45,446             57,668             186,333            261,483

  General and administrative expenses                   70,068             66,442             184,056            195,707
  Interest expense                                      38,743             41,709             115,984            109,026
  Depreciation, depletion and amortization             159,531            159,536             434,032            485,956
                                                   -----------        -----------         -----------        -----------

               Total costs and expenses              1,654,287          1,558,928           4,629,911          5,105,289
                                                   -----------        -----------         -----------        -----------

  Income (loss) before income taxes                    319,952             (6,866)            524,281              5,190
  Provision (benefit) for income taxes                 161,467               (547)            217,760             45,822
                                                   -----------        -----------         -----------        -----------

NET INCOME (LOSS)                                  $   158,485        $    (6,319)        $   306,521        $   (40,632)
                                                   ===========        ===========         ===========        ===========

NET INCOME (LOSS) PER SHARE -
     BASIC                                         $      1.77        $      (.07)        $      3.42        $      (.45)
                                                   ===========        ===========         ===========        ===========

     DILUTED                                       $      1.75        $      (.07)        $      3.40        $      (.45)
                                                   ===========        ===========         ===========        ===========


WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING - DILUTED                              90,531             89,268              90,169             89,732

COMMON STOCK DIVIDENDS PER SHARE                   $       .15        $       .15         $       .45        $       .45


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                   A S S E T S

                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                       1999                  1998
                                                                   -------------         ------------
CURRENT ASSETS
  Cash and cash equivalents                                        $     25,589          $     73,791
  Accounts receivable                                                 1,342,107             1,013,184
  Inventories                                                           466,983               482,182
  Other current assets                                                  219,183               317,549
                                                                   ------------          ------------
               Total current assets                                   2,053,862             1,886,706
                                                                   ------------          ------------

INVESTMENTS AND ADVANCES
  HOVENSA L.L.C                                                         726,613               702,581
  Other                                                                 219,296               232,826
                                                                   ------------          ------------
               Total investments and advances                           945,909               935,407
                                                                   ------------          ------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                    11,239,319            11,027,239
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                7,011,485             6,835,301
                                                                   ------------          ------------
               Property, plant and equipment - net                    4,227,834             4,191,938
                                                                   ------------          ------------

NOTE RECEIVABLE                                                         490,500               538,500
                                                                   ------------          ------------

DEFERRED INCOME TAXES AND OTHER ASSETS                                  220,859               330,432
                                                                   ------------          ------------

TOTAL ASSETS                                                       $  7,938,964          $  7,882,983
                                                                   ============          ============

      L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                         $    896,123          $    713,831
  Accrued liabilities                                                   644,983               554,632
  Deferred revenue                                                       86,839               251,328
  Taxes payable                                                         173,579               100,686
  Notes payable                                                          33,771                 3,500
  Current maturities of long-term debt                                   31,637               172,820
                                                                   ------------          ------------
               Total current liabilities                              1,866,932             1,796,797
                                                                   ------------          ------------

LONG-TERM DEBT                                                        2,335,848             2,476,145
                                                                   ------------          ------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                 406,102               483,843
  Other                                                                 403,259               482,786
                                                                   ------------          ------------
               Total deferred liabilities and credits                   809,361               966,629
                                                                   ------------          ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                  --                     --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 90,694,905 shares at September 30, 1999;
        90,356,705 shares at December 31, 1998                           90,695                90,357
  Capital in excess of par value                                        782,036               764,412
  Retained earnings                                                   2,169,843             1,904,066
  Accumulated other comprehensive income                               (115,751)             (115,423)
                                                                   ------------          ------------
               Total stockholders' equity                             2,926,823             2,643,412
                                                                   ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  7,938,964          $  7,882,983
                                                                   ============          ============


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                                                             1999               1998
                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                      $   306,521        $   (40,632)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
          Depreciation, depletion and amortization                           434,032            485,956
          Exploratory dry hole costs                                          34,374            125,207
          Lease impairment                                                    23,074             24,211
          Gain on asset sales                                               (273,441)           (80,321)
          Provision (benefit) for deferred income taxes                       44,938             (9,838)
          Changes in operating assets and liabilities and other             (125,269)            12,088
                                                                         -----------        -----------

               Net cash provided by operating activities                     444,229            516,671
                                                                         -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                      (617,258)        (1,120,360)
  Proceeds from asset sales and other                                        413,055            119,288
                                                                         -----------        -----------

               Net cash used in investing activities                        (204,203)        (1,001,072)
                                                                         -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                                   30,271             19,158
  Long-term borrowings                                                       621,075            644,000
  Repayment of long-term debt                                               (902,664)           (86,228)
  Cash dividends paid                                                        (54,299)           (54,668)
  Stock options exercised                                                     17,093                 --
  Common stock acquired                                                           --            (58,667)
                                                                         -----------        -----------

               Net cash provided by (used in) financing activities          (288,524)           463,595
                                                                         -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          296             (3,167)
                                                                         -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (48,202)           (23,973)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                73,791             91,154
                                                                         -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    25,589        $    67,181
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
              normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position at September 30, 1999 and December
              31, 1998, and the consolidated results of operations for the three and nine-month periods ended September 30, 1999 and 1998 and the consolidated cash flows for the nine-month periods ended September
              30, 1999 and 1998. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

              The Corporation's annual report includes a Summary of Significant Accounting Policies. The Corporation's accounting policies that follow are presented to supplement the accounting policies previously disclosed.

              Revenue Recognition: The Corporation recognizes revenues from the sale of crude oil, natural gas, petroleum products and other merchandise when title passes to the customer.

              The Corporation recognizes revenues from the production of natural gas properties in which the Corporation has interests based on sales to customers. Differences between sales and the Corporation's share of production are not material.

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

              The Corporation does not carry the capitalized costs of exploratory wells as an asset for more than one year, unless oil and gas reserves are found and classified as proved, or additional exploration is under-way or planned. If exploratory wells do not meet these conditions, the costs are charged to expense.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

              Impairment of Long-Lived Assets: The Corporation reviews long-lived assets including oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. If the carrying amounts are not expected to be recovered by undiscounted future cash flow, the assets are impaired and an impairment loss is recorded. The amount of the impairment is based on the estimated fair value of the assets determined by discounting anticipated future net cash flows. The net present value of future cash flows is based on the Corporation's estimates, including future oil and gas prices applied to projected production profiles, discounted at a rate commensurate with the risks involved. Oil and gas prices used for determining asset impairments may differ from those used at year-end in the standardized measure of discounted future net cash flows under FAS No. 69. The impact of forward sales on asset impairments is not material.

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

              The change to LIFO decreased net income $46,000 during the three months ended September 30, 1999 ($.51 per share basic and diluted). LIFO decreased net income $76,900 for the nine months ended September 30, 1999 ($.86 per share). There is no cumulative effect adjustment as of the beginning of the year for this type of accounting change.

Note 3  -     Inventories consist of the following:

                                                             September 30,       December 31,
                                                                  1999                1998
                                                             -------------       ------------
                  Crude oil and other charge stocks            $ 116,512           $  35,818
                  Refined and other finished products            388,038             386,917
                  Less: LIFO adjustment                         (118,347)                - -
                  Materials and supplies                          80,780              59,447
                                                               ---------           ---------
                     Total inventories                         $ 466,983           $ 482,182
                                                               =========           =========

              At September 30, 1999, inventory costs were determined using LIFO for approximately 70% of the Corporation's petroleum inventory.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

Note 4  -     The Corporation accounts for its investment in HOVENSA, L.L.C.
              using the equity method. Summarized financial information for HOVENSA follows:

                      Summarized Balance Sheet Information

                                                       September 30,          December 31,
                                                            1999                  1998
                                                       -------------          ------------
              Current assets                            $   441,241           $   352,171
              Net fixed assets                            1,315,509             1,343,712
              Other assets                                   25,288                27,711
              Current liabilities                          (245,829)             (133,454)
              Long-term debt                               (140,000)             (250,000)
              Deferred liabilities and credits              (32,721)              (27,718)
                                                        -----------           -----------
                    Partners' equity                    $ 1,363,488           $ 1,312,422
                                                        ===========           ===========

                     Summarized Income Statement Information

                                                    For the three            For the nine
                                                     months ended            months ended
                                                   September 30,1999      September 30, 1999
                                                   -----------------      ------------------
              Total revenues                          $   866,720            $ 2,125,027
              Costs and expenses                         (851,780)            (2,105,961)
              Inventory market value changes                   --                 31,999
                                                      -----------            -----------
                    Net income                        $    14,940*           $    51,065*
                                                      ===========            ===========

              * The Corporation's share of HOVENSA's net income was $7,001 and $24,032 for the three and nine-month periods ended September 30, 1999, respectively.


Note 5  -     The provision for income taxes consisted of the following:

                                           Three months                          Nine months
                                        ended September 30                   ended September 30
                                    --------------------------           --------------------------
                                      1999              1998               1999              1998
                                    --------          --------           --------          --------
                  Current           $ 83,981          $  8,694           $172,822          $ 55,660
                  Deferred            77,486            (9,241)            44,938            (9,838)
                                    --------          --------           --------          --------
                    Total           $161,467          $   (547)          $217,760          $ 45,822
                                    ========          ========           ========          ========

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

Note 6  -     Worldwide currency losses amounted to $23,840 (including $15,737 of income tax expense) for the three-month period ended September
              30, 1999. Currency gains amounted to $11,536 (including $2,392 of income tax benefits) for the nine-month period ended September 30, 1999. Net foreign currency gains for the corresponding periods of 1998 amounted to $1,357 and $1,672.

              Effective January 1, 1999, the Corporation changed the functional currency of its United Kingdom operations from the British pound sterling to the U.S. dollar. During the nine-months ended September 30, 1999, the U.S. dollar strengthened in relation to the pound sterling, which resulted in gains arising from the translation of net sterling liability balances for financial reporting purposes. However, during the three month period ended September 30, 1999, the U.S. dollar weakened in relation to the pound sterling, resulting in losses.

Note 7  -     The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows:

                                            Three months                    Nine months
                                         ended September 30              ended September 30
                                       ----------------------          ----------------------
                                        1999            1998            1999            1998
                                       ------          ------          ------          ------
Common shares - basic                  89,799          89,268          89,629          89,732
Effect of dilutive securities
  (equivalent shares)
  Nonvested common stock                  469              --             422              --
  Stock options                           263              --             118              --
                                       ------          ------          ------          ------
Common shares - diluted                90,531          89,268          90,169          89,732
                                       ======          ======          ======          ======

              The antidilutive effects of 695 nonvested common shares and 40 stock options and 648 common shares and 90 stock options are excluded in the three months and nine months ended September 30, 1998, respectively.

Note 8  -     The Corporation uses futures, forwards, options and swaps, individually or in combination, to reduce the effects of fluctuations in crude oil, natural gas and refined product prices.
              These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. Net deferred losses resulting from the Corporation's petroleum hedging activities were $37,100 at September 30, 1999, including $25,700 of unrealized losses, of which approximately 70% relates to contracts that will mature in 2000.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

Note 9  -     Interest costs related to certain long-term construction projects have been capitalized in accordance with FAS No. 34. During the three and nine-month periods ended September 30, 1999, interest costs of $3,604 and $14,404, respectively, were capitalized compared to $5,897 and $19,093 for the corresponding periods of 1998.


Note 10 -     Comprehensive income, which includes net income and the effects of foreign currency translation recorded directly in stockholders' equity, is as follows:

                                                         Three months                     Nine months
                                                      ended September 30               ended September 30
                                                  -------------------------         -------------------------
                                                    1999             1998             1999             1998
                                                  --------         --------         --------         --------
              Comprehensive income (loss)         $164,861         $ 18,399         $306,193         $(11,748)
                                                  ========         ========         ========         ========


Note 11 -     The Corporation's results by operating segment were as follows:

                                                                 Three months                               Nine months
                                                              ended September 30                         ended September 30
                                                       --------------------------------          --------------------------------
                                                           1999                 1998                 1999                 1998
                                                       -----------          -----------          -----------          -----------
              Operating revenues
                Exploration and production(1)          $   688,600             $441,400          $ 1,810,800          $ 1,427,200
                Refining, marketing and
                  shipping                               1,166,600            1,120,200            3,089,200            3,633,600
                                                       -----------          -----------          -----------          -----------
                   Total                               $ 1,855,200          $ 1,561,600          $ 4,900,000          $ 5,060,800
                                                       ===========          ===========          ===========          ===========

              Net income (loss)
                Exploration and production(2)          $    71,200          $     5,600          $   179,200          $    63,800
                Refining, marketing and
                  shipping(3)                              128,100               33,400              240,000               18,100
                Corporate (including interest)             (40,800)             (45,300)            (112,700)            (122,500)
                                                       -----------          -----------          -----------          -----------
                   Total                               $   158,500          $    (6,300)         $   306,500          $   (40,600)
                                                       ===========          ===========          ===========          ===========


       (1) Includes transfers to affiliates of $53,500 and $129,700 during the three and nine-months ended September 30, 1999, respectively, compared to $33,200 and $98,100 for the corresponding periods of 1998.

       (2) Includes gains on asset sales of $30,100 and $56,200 during the nine-months ended September 30, 1999 and 1998, respectively.

       (3) Includes gains on asset sales of $105,800 and $145,900 during the three and nine-month periods ended September 30, 1999, respectively.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

Note 12 -     At the end of 1998, the Corporation recorded a charge of $90,000
              ($77,000 after income taxes) for the decline in market value of fixed-price, drilling-service contracts due to low crude oil prices. Because of the uncertainties in estimating the future market value of the drilling rig contracts, it is possible that the Corporation's excess costs could be up to $30,000 greater than accrued.

Note 13 -     On October 1, 1999, the Corporation issued $1,000,000 of public debentures. Of the $1,000,000, $300,000 bears interest at 7 3/8%
              (effective interest rate of 7.44%) and is due in 2009 and $700,000 bears interest at 7 7/8% (effective interest rate of 7.99%) and is due in 2029.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

              RESULTS OF OPERATIONS

                    Income excluding asset sales for the third quarter of 1999 amounted to $52 million compared with a loss of $6 million in the third quarter of 1998. Income excluding asset sales for the first nine months of 1999 was $131 million compared with a loss of $97 million in the first nine months of 1998. Including gains on asset sales, net income amounted to $158 million in the third quarter of 1999 and $307 million in the first nine months of 1999, compared with losses of $6 million and $41 million in the corresponding periods of 1998.

                    The after-tax results by major operating activity for the
              three and nine-month periods ended September 30, 1999 and 1998 were as follows (in millions, except per share data):

                                                Three months                  Nine months
                                             ended September 30            ended September 30
                                            --------------------          --------------------
                                            1999           1998           1999           1998
                                            -----          -----          -----          -----
Exploration and production                  $  71          $   6          $ 149          $   8
Refining, marketing and shipping               22             33             94             18
Corporate                                     (11)           (12)           (26)           (33)
Interest expense                              (30)           (33)           (86)           (90)
                                            -----          -----          -----          -----

Income (loss) excluding asset sales            52             (6)           131            (97)
Gains on asset sales                          106              -            176             56
                                            -----          -----          -----          -----

Net income (loss)                           $ 158          $  (6)         $ 307          $ (41)
                                            =====          =====          =====          =====
Net income (loss)
   per share (diluted)                      $1.75          $(.07)         $3.40          $(.45)
                                            =====          =====          =====          =====


                    The net gain from asset sales in the third quarter of 1999 reflects the sale of the Corporation's Gulf Coast terminals and certain retail sites. The net gain from asset sales in the first nine months of 1999 also includes the sale of the southeast pipeline terminals, additional retail sites and natural gas properties in California. The 1998 asset sales reflect the sales of three oil and gas properties in the United States and Norway.

              Exploration and Production

                    Excluding gains on asset sales, earnings from exploration
              and production activities increased by $65 million in the third quarter of 1999 and $141 million in the

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              first nine months of 1999, compared with the corresponding periods of 1998. Exploration and production earnings in the third quarter of 1999 include net nonrecurring expense of $29 million, principally from foreign currency translation adjustments. Net nonrecurring expense for the first nine months of 1999 amounted to $12 million. The increases in exploration and production earnings were primarily due to higher average crude oil selling prices, increased worldwide crude oil production volumes, higher United States natural gas volumes and lower exploration expenses. These variances are more fully described below.

                    The Corporation's average selling prices, including the
              effects of hedging, were as follows:

                                                Three months                       Nine months
                                              ended September 30                ended September 30
                                          -------------------------         -------------------------
                                            1999             1998             1999             1998
                                          --------         --------         --------         --------
Crude oil and natural gas liquids
  (per barrel)
      United States                       $  18.15         $  11.26         $  14.62         $  12.33
      Foreign                                20.32            12.55            15.48            13.64

Natural gas (per Mcf)
      United States                           2.39             1.93             2.07             2.08
      Foreign                                 1.60             2.14             1.79             2.26


                    The Corporation's net daily worldwide production was as follows:

                                                               Three months                 Nine months
                                                            ended September 30           ended September 30
                                                         ----------------------        ----------------------
                                                          1999           1998           1999           1998
                                                         -------        -------        -------        -------
              Crude oil and natural gas liquids
                (barrels per day)
                    United States                         69,239         43,404         61,661         44,141
                    United Kingdom                       114,901        106,199        113,624        111,412
                    Norway                                27,594         23,617         27,019         29,056
                    Denmark                                6,765            - -          2,280            - -
                    Gabon                                  9,977         15,428         10,583         14,173
                    Indonesia, Azerbaijan
                       and Thailand                        5,079          3,140          4,527          2,605
                                                         -------        -------        -------        -------
                         Total                           233,555        191,788        219,694        201,387
                                                         =======        =======        =======        =======

              Natural gas (Mcf per day)
                    United States                        346,164        280,807        337,993        288,979
                    United Kingdom                       218,778        223,881        241,600        253,200
                    Norway                                31,193         23,256         30,800         28,440
                    Indonesia and Thailand                12,005          3,754          6,300          3,900
                                                         -------        -------        -------        -------
                         Total                           608,140        531,698        616,693        574,519
                                                         =======        =======        =======        =======

              Barrels of oil equivalent (per day)        334,912        280,404        322,476        297,140
                                                         =======        =======        =======        =======

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                    The increase in United States crude oil and natural gas
              production principally reflects new fields which came onstream in late 1998. Higher United Kingdom crude oil production in the third quarter of 1999 is also largely due to new fields. Production resumed in the third quarter of 1999 from a United Kingdom field which had been shut-in earlier in the year due to damage to a floating production vessel. New production commenced in July from the South Arne Field in Denmark. Net crude oil production from this field is expected to reach 30,000 barrels per day in 2000.

                    In 1999, depreciation, depletion and amortization charges
              relating to exploration and production activities were higher than the 1998 amounts, reflecting the increased production volumes shown above. On a per barrel-produced basis, depreciation and related charges for the first nine months of 1999 were lower than in 1998 due to the impact of new lower-cost fields and the effect of positive oil and gas reserve revisions at the end of 1998. In the third quarter of 1999, per barrel depreciation and related charges increased somewhat reflecting mid-year reserve revisions. Production expenses were lower in 1999 as a result of lower operating costs of new fields and shut-in production from the vessel damage noted above. Exploration expenses were also lower in 1999 due to a reduced exploration budget. General and administrative expenses were comparable in the third quarter but lower in the first nine months of 1999, primarily due to cost reduction initiatives in the United States and United Kingdom.

                    The following items are included in 1999 exploration and
              production income (in millions):

                                                                1999
                                                         -------------------
                                                         Three         Nine
                                                         months       months
                                                         ------       ------
United Kingdom foreign currency translation               $ (7)        $ 13
United Kingdom tax on foreign currency translation         (14)           2
Litigation settlement                                       (8)          (8)
State income tax refund                                      -            6
Loss on  renegotiation of drilling rig contracts             -          (17)
Marine service vessel contract termination charge            -           (8)
                                                          ----         ----
                                                          $(29)        $(12)
                                                          ====         ====

                    In 1999, the Corporation changed the functional currency of its United Kingdom operations from the British pound sterling to the U.S. dollar. During the third quarter of 1999, the U.S. dollar weakened in relation to the pound sterling resulting in the currency loss and tax effect shown above. During the nine month period, the U.S. dollar strengthened in relation to the pound sterling. The United Kingdom income tax calculation will continue to be Sterling based until December 31 when it will also be changed to the U.S. dollar functional currency. The Corporation's hedging program and the change to the U.S. dollar functional currency for income taxes will mitigate U.K. currency translation gains or losses in the future.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                    In the third quarter of 1999, a deductible allowance against the Petroleum Revenue Tax (PRT) in the United Kingdom expired, increasing the effective income tax rate on exploration and production earnings. In the first nine months of 1999, the effective income tax rate was lower than in 1998 reflecting the relative significance of nondeductible exploration drilling and other costs at the low levels of income in 1998. The effective income tax rate in 1999 also included the deductible allowance which reduced the United Kingdom PRT tax.

                    The selling price of crude oil has increased from the low
              levels experienced in late 1998 and early 1999. However, the Corporation anticipates continued volatility.

              Refining, Marketing and Shipping

                    Excluding asset sales, refining, marketing and shipping
              operations had income of $22 million in the third quarter of 1999 compared with $33 million in the third quarter of 1998. Results for the first nine months of 1999 amounted to income of $94 million compared with $18 million in the first nine months of 1998. The Corporation's downstream operations include HOVENSA, a 50% owned refining joint venture, and retail, energy marketing and other activities as discussed below.

                    HOVENSA

                    The Corporation recorded equity income of $7 million from
              HOVENSA in the third quarter of 1999 compared with $33 million in the third quarter of 1998 when the refinery was wholly-owned. Margins for all refined products continued to be weak during the third quarter of 1999. HOVENSA accounts for inventory on the LIFO method which has a negative impact on margins during periods of rising crude oil costs. In 1999, LIFO accounting reduced the Corporation's share of HOVENSA's earnings by approximately $40 million.

                    In the first nine months of 1999, the Corporation's equity income from HOVENSA was $24 million compared with $37 million in 1998 when the refinery was wholly-owned. Both periods include the benefit of the reversal of inventory writedowns that had been recorded at the prior year-ends, with $28 million additional benefit recorded in 1998. Income taxes are not recorded on HOVENSA results due to available loss carryforwards.

                    Refining, marketing and shipping results also include
              interest income of $12 million in the third quarter and $35 million in the first nine months of 1999 on the note received in connection with the formation of the joint venture.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                    As a result of equity accounting for HOVENSA, the Company's share of HOVENSA income is recorded in the line item "Equity in income of HOVENSA L.L.C." Prior to the formation of HOVENSA, refinery results were fully consolidated. In 1998, the amounts shown below were reflected in the captions indicated (in millions):

                                                   Three months ended    Nine months ended
                                                   September 30, 1998    September 30, 1998
                                                   ------------------    ------------------
              Sales and other operating revenues          $166                 $552
              Cost of products sold                         99                  388
              Other operating expenses                      21                   72
              Depreciation and amortization                 20                   63


                    The Corporation's share of refinery runs amounted to 214,000 barrels per day in the first nine months of 1999 compared with 423,000 barrels per day in 1998 when the refinery was wholly-owned.

                    Retail, energy marketing and other

                    Retail and energy marketing results declined in the third
              quarter of 1999 compared with the corresponding period of 1998, reflecting the inability to pass along higher product costs through selling prices. Results in the first nine months of 1999 improved somewhat from 1998 in spite of the adoption of LIFO effective January 1. Marketing sales volumes decreased to 93 million barrels in the first nine months of 1999 compared with 110 million barrels in the first nine months of 1998, reflecting lower spot sales. Operating expenses, excluding amounts related to the refinery in 1998 as indicated above, increased due to third party shipping activities. Revenue from shipping operations is included in operating revenue in the income statement.

                    In the third quarter of 1999, refining and marketing results included after-tax charges of $6 million (of which $2 million was the Corporation's share of HOVENSA's expense) relating to the termination of participation in an environmental oil spill response organization. The Corporation is now participating in another spill response organization with lower ongoing operating expenses.

                    The Corporation has a 50% interest in a consolidated
              partnership which trades energy commodities. The Corporation also periodically takes forward positions on energy contracts outside of its hedging program. The combined results of these activities were gains of $9 million and $28 million in the third quarter and nine months of 1999, compared with losses of $2 million and $5 million in the corresponding periods of 1998. Expenses of the trading partnership are included in marketing expenses in the income statement.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              Corporate

                    Net corporate expenses were comparable in the third quarters of 1999 and 1998. In the first nine months of 1999, net corporate expenses were $7 million lower than in 1998. The net expenses for both periods were offset by dividend income from insurers, with approximately $5 million more received in 1999.

                    Sales and Other Operating Revenues

                    Sales and other operating revenues increased by 18% in the third quarter of 1999 and decreased by 4% in the first nine months of 1999 compared with the corresponding periods of 1998. Revenues in 1999 exclude third party sales of HOVENSA due to equity accounting, as discussed above. Excluding the impact of HOVENSA, revenues in the third quarter and nine months increased reflecting higher crude oil and refined product selling prices and increased crude oil and natural gas sales volumes, partially offset by lower refined product sales volumes.

              LIQUIDITY AND CAPITAL RESOURCES

                    Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $444 million in the first nine months of 1999 compared with $517 million in the first nine months of 1998. The decrease was primarily due to changes in working capital components, mainly accounts receivable from trading operations. The sales of the southeast pipeline and Gulf Coast terminals, certain retail sites and natural gas properties in California, generated proceeds of $394 million in the first nine months of 1999. In 1998, the sales of oil and gas properties in the United States and Norway generated proceeds of $98 million.

                    Total debt was $2,401 million at September 30, 1999 compared with $2,652 million at December 31, 1998. The debt to capitalization ratio was 45.1% at September 30, compared with 50.1% at year-end. At September 30, 1999, floating rate debt amounted to 46.5% of total debt. At September 30, 1999, the Corporation had $941 million of additional borrowing capacity available under its revolving credit agreements and additional unused lines of credit under uncommitted arrangements with banks of $345 million.

                    On October 1, 1999, the Corporation issued $1 billion of
              public debentures. The proceeds of the issuance were used to repay bank debt. Of the $1 billion, $300 million bears interest at 7 3/8% (effective interest rate of 7.44%) and is due in 2009 and $700 million bears interest at 7 7/8% (effective interest rate of 7.99%) and is due in 2029.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                    At the end of 1998, the Corporation recorded a charge of $90 million (before income taxes) for the decline in market value of fixed-price drilling service contracts. During the first nine months of 1999, the Corporation accrued an additional $5 million for a drilling rig that was subcontracted at an amount less than previously estimated. The Corporation reduced the reserve by $57 million for contract payments. The balance of the reserve at September 30, 1999 was $38 million. While the Corporation currently anticipates work for all but one of the drilling rigs, it is unable to determine with any certainty its ability to continue to subcontract rigs, or the value of possible subcontracts, and therefore, is unable to reasonably estimate the adequacy of its reserve. It is possible that future income could be reduced by as much as an additional $30 million related to the rig contracts.

                    At the beginning of 1999, the Corporation had a reserve for severance costs of $21 million and for exit costs (accrued office lease costs) of $8 million. During the first nine months of 1999, the Corporation charged $19 million in payments against the severance reserve. All employees included in the 1998 severance program have been terminated and the remaining severance liability of $2 million will be paid during the fourth quarter of the year.

                    Futures, forwards, options and swaps are used to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation's products and the related gains or losses are an integral part of the Corporation's selling prices. At September 30, 1999, the Corporation had open hedge positions equal to 18% of its estimated worldwide crude oil production over the next twelve months and approximately 5% of its production for the succeeding twelve months. The Corporation also had hedges covering 8% of its marketing inventories. As market conditions change, the Corporation will adjust its hedge positions.

                    The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the currency required in its North Sea operations. At September 30, 1999, the Corporation had $563 million of foreign currency exchange contracts outstanding. In addition, the Corporation uses interest-rate conversion agreements to adjust the ratio of fixed and floating interest rate debt. At September 30, there were no interest-rate conversion agreements outstanding; however, on October 1, 1999, the Corporation entered into $300 million of interest-rate conversion agreements in connection with the issuance of public debentures, as discussed above.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                    Capital expenditures in the first nine months of 1999
              amounted to $617 million compared with $1,120 million in the first nine months of 1998. Capital expenditures for exploration and production activities were $560 million in the first nine months of 1999 compared with $1,034 million in the first nine months of 1998. Capital expenditures for the remainder of 1999 are expected to be approximately $250 million and will be financed by internally generated funds.

              YEAR 2000

                    Some older computer software and embedded computer systems use two digits rather than four to define dates used in performing calculations. Because these computer programs and embedded systems may not properly recognize the Year 2000, errors may result causing potentially serious disruptions. In addition, third parties with which the Corporation does business face the same problems.

              The Corporation has a worldwide program to identify software and hardware that is not Year 2000 compliant. The Corporation is also determining the Year 2000 status of major vendors and customers and is working on contingency plans.

              The Corporation's Chief Information Officer and its Vice President of Internal Audit jointly manage the Year 2000 project.

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

                    The Corporation has assessed its remaining software.
              Remediation and testing of the remaining software are complete. Several vendor supplied software packages are scheduled for implementation during the fourth quarter of 1999. The Corporation has completed approximately 98% of this portion of the project at September 30. The Corporation principally uses external consultants on this phase of the project.

                    There are embedded computer systems used throughout the
              Corporation's operations. The Corporation has hired consultants to evaluate embedded systems. The inventory and assessment phases are complete and remediation of critical systems is finished. Remediation of a few non-critical systems, where required, will be completed in the fourth quarter. At September 30, assessment and remediation of embedded computer systems is approximately 99% complete.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                    The Corporation has also undertaken a supplier and customer analysis of Year 2000 readiness. The identification process is complete. Approximately 99% of critical suppliers have indicated that they expect to be able to function properly in 2000. Communication with third parties to assess their progress in addressing Year 2000 problems will continue through the remainder of the year. The third party analysis is approximately 93% complete at September 30.

              Costs

                    The new systems that replaced approximately 70% of
              noncompliant software cost approximately $50 million. In addition, the Corporation has spent $12 million for remediation of remaining systems, primarily for outside consultants. This amount, which was expensed as incurred, represents substantially all of the expected remediation costs.

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

              Contingency Planning

                    The final portion of the Corporation's Year 2000 program is contingency planning. Contingency plans are necessary to ensure that risks associated with Year 2000 are mitigated. In the normal course of business, the Corporation develops contingency plans to ensure that it has alternate suppliers for critical materials and equipment and that production of crude oil, natural gas and refined products can be sold. The Corporation has completed risk assessments and has substantially finished developing contingency plans. The Corporation will update and enhance the contingency plans as required by changing internal and external conditions.

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

                           PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits

              4(1) Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee.

              4(2) First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant's 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029.

              10(1) Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John B. Hess. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and W. S. H. Laidlaw, J. Barclay Collins and John Y. Schreyer.

              10(2) Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and Francis R. Gugen. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(1)).

              (b)  Reports on Form 8-K

                    The Registrant filed no report on Form 8-K during the three months ended September 30, 1999.

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


Date:  November 12, 1999