Form 10-K405
period 1999-12-31
AMERADA HESS CORP
filed 2000-03-27
CIK 4447

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $3,881,000,000 as of February 29, 2000.
     At February 29, 2000, 90,676,405 shares of Common Stock were outstanding. Certain items in Parts I and II incorporate information by reference from the 1999 Annual Report to Stockholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 3, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Amerada Hess Corporation (the "Registrant") is a Delaware corporation, incorporated in 1920. The Registrant and its subsidiaries (collectively referred to as the "Corporation") explore for, produce, purchase, transport and sell crude oil and natural gas. These exploration and production activities take place in the United States, United Kingdom, Norway, Denmark, Gabon, Indonesia, Azerbaijan, Thailand and in certain other countries. The Corporation also manufactures, purchases, transports and markets refined petroleum and other energy products. The Corporation owns 50% of a refinery joint venture in the United States Virgin Islands, and another refining facility, terminals and retail outlets located on the East Coast of the United States.

EXPLORATION AND PRODUCTION

     At December 31, 1999, the Corporation had 698 million barrels of proved crude oil and natural gas liquids reserves compared with 695 million barrels at the end of 1998. Proved natural gas reserves were 1,904 million Mcf at December 31, 1999 compared with 2,055 million Mcf at December 31, 1998. Of the Corporation's proved reserves (on a barrel of oil equivalent basis), 26% are located in the United States, 60% are located in the United Kingdom, Norwegian and Danish sectors of the North Sea and the remainder are located in Azerbaijan, Gabon, Indonesia and Thailand.

     Worldwide crude oil and natural gas liquids production amounted to 232,407 barrels per day in 1999 compared with 205,989 barrels per day in 1998. Worldwide natural gas production was 642,544 Mcf per day in 1999 compared with 576,477 Mcf per day in 1998. The Corporation has a number of oil and gas developments in progress and it also has an inventory of domestic and foreign drillable prospects.

     UNITED STATES. Amerada Hess Corporation operates mainly offshore in the Gulf of Mexico and onshore in Texas, Louisiana and North Dakota. During 1999, 28% of the Corporation's crude oil and natural gas liquids production and 53% of its natural gas production were from United States operations.

     The table below sets forth the Corporation's average daily net production by area in the United States:

                                                               1999         1998
                                                              -------      -------
CRUDE OIL, INCLUDING CONDENSATE AND
  NATURAL GAS LIQUIDS (BARRELS PER DAY)
  Gulf of Mexico............................................   31,926       11,041
  Texas.....................................................   14,577       15,803
  North Dakota..............................................   13,170       12,958
  Louisiana.................................................    1,848        1,588
  Other.....................................................    3,084        3,530
                                                              -------      -------
          Total.............................................   64,605       44,920
                                                              =======      =======

NATURAL GAS (MCF PER DAY)
  Gulf of Mexico............................................  191,002      116,392
  North Dakota..............................................   59,237       58,476
  Louisiana.................................................   52,280       56,627
  Texas.....................................................   21,839       26,023
  New Mexico................................................   11,533       12,442
  California*...............................................    1,463       18,320
  Mississippi...............................................      690        5,569
                                                              -------      -------
          Total.............................................  338,044      293,849
                                                              =======      =======

BARRELS OF OIL EQUIVALENT (PER DAY).........................  120,946       93,895
                                                              =======      =======

--------------------------------------------------------------------------------

* Properties sold in January 1999.

     At December 31, 1999, the Corporation has an interest in 150 exploration blocks in the Gulf of Mexico of which it operates 100. The Corporation has 439,092 net undeveloped acres in the Gulf of Mexico.

     UNITED KINGDOM. The Corporation's activities in the United Kingdom are conducted by its wholly-owned subsidiary, Amerada Hess Limited. During 1999, 51% of the Corporation's crude oil and natural gas liquids production and 40% of its natural gas production were from United Kingdom operations.

     The table below sets forth the Corporation's average daily net production in the United Kingdom by field and the Corporation's interest in each at December 31, 1999:

                                                 INTEREST             1999       1998
            PRODUCING FIELD                      --------            -------    -------
CRUDE OIL, INCLUDING CONDENSATE AND
  NATURAL GAS LIQUIDS (BARRELS PER DAY)
  Scott.................................          34.95%              29,306     33,291
  Beryl/Ness/Nevis/Buckland.............  22.22/22.22/37.35/14.07     25,431     23,472
  Fife/Fergus/Flora.....................     85.00/65.00/85.00        17,507     20,761
  Schiehallion..........................           15.67              12,315      3,149
  Arbroath/Montrose/Arkwright...........           28.21               8,946      8,945
  Telford...............................           31.42               6,894     10,603
  Hudson................................           28.00               6,697      2,262
  Ivanhoe/Rob Roy/Hamish................           42.08               4,102      5,041
  Renee/Rubie...........................        14.00/19.20            2,742         --
  Durward/Dauntless.....................           28.00                 639      5,012
  Other.................................          Various              3,220      2,917
                                                                     -------    -------
       Total............................                             117,799    115,453
                                                                     =======    =======
NATURAL GAS (MCF PER DAY)
  Beryl/Ness/Nevis/Buckland.............  22.22/22.22/37.35/14.07%    81,900     51,700
  Everest/Lomond........................        18.67/16.67           56,900     60,500
  Davy/Bessemer.........................        27.78/23.08           42,300     29,000
  Indefatigable.........................           23.08              26,000     36,600
  Scott.................................           34.95              17,600     17,200
  Leman.................................           21.74              17,200     31,600
  Telford...............................           31.42               7,900     13,900
  Other.................................          Various              8,000     10,500
                                                                     -------    -------
       Total............................                             257,800    251,000
                                                                     =======    =======
BARRELS OF OIL EQUIVALENT (PER DAY).....                             160,766    157,286
                                                                     =======    =======

--------------------------------------------------------------------------------

     The Corporation is developing several oil and gas fields in the United Kingdom North Sea and is evaluating other discoveries.

     Amerada Hess Limited owns 25% of the shares of Premier Oil plc, a United Kingdom company with worldwide exploration and production interests. In 1999, Amerada Hess Limited, Petronas (the Malaysian state oil company) and Premier created an alliance. Both Amerada Hess Limited and Petronas purchased new shares in Premier and each has a 25% interest.

     NORWAY. The Corporation's activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/S. Norwegian operations accounted for crude oil and natural gas liquids production of 27,009 net barrels per day in 1999 and 28,322 net barrels per day in 1998. Substantially all of the 1999 Norwegian production is from the Corporation's 28.09% interest in the Valhall Field. An enhanced-recovery waterflood project for the Valhall Field is being evaluated.

     DENMARK. Amerada Hess A/S, the Corporation's Danish subsidiary, brought the South Arne Field on-stream in the third quarter of 1999. The Corporation operates this field with a 57.48% interest. Net production from the South Arne Field has reached 32,000 barrels of oil per day and 35,000 Mcf of natural gas per day.

     GABON. Amerada Hess Production Gabon (AHPG), the Corporation's majority-owned Gabonese subsidiary, has a 10% interest in the Rabi Kounga Field in Gabon. AHPG's share of production averaged 10,226 net barrels of crude oil per day in 1999 and 14,345 net barrels per day in 1998. The decrease in the Corporation's share of production was largely due to a reduced interest in AHPG in 1999. AHPG has a 40% interest in the developing onshore Atora Field. Production is expected to begin in 2000 and to reach a net level of 4,000 barrels of oil per day late in 2000.

     INDONESIA. The Corporation has a 30% interest in the Jabung Production Sharing Contract, which contains the North Geragai and Makmur fields. Net production from these fields is averaging 3,000 barrels of oil per day. The Jabung production sharing contract area contains additional discoveries for which development plans are either underway or being considered. In addition, the Corporation has interests in other production sharing contracts in Indonesia on which discoveries have been made.

     THAILAND. The Corporation has a 15% interest in the Pailin gas field offshore Thailand. The field came onstream in August 1999. Net production from the Corporation's interest currently is averaging 25,000 Mcf of natural gas per day.

     AZERBAIJAN. The Corporation has a 1.68% equity interest in the AIOC Consortium in the Caspian Sea. Net production from its interest is currently averaging about 1,500 barrels of oil per day. In 1999, the Corporation acquired interests in two onshore fields with initial net production of approximately 1,000 barrels per day of crude oil.

     BRAZIL. The Corporation has 32% net equity interests in and operatorship of Blocks BC-8 in the Southern Campos Basin and BS-2 in the Northern Santos Basin offshore Brazil. A 3D seismic survey was acquired on these blocks and the Corporation expects to commence exploration drilling in the middle of 2000. The Corporation also acquired a 45% interest in an exploration license on Block BM S-3 in the Santos Basin.

REFINING AND MARKETING

     REFINING. The Corporation owns a 50% interest in the HOVENSA refining joint venture in the United States Virgin Islands. In addition, it owns and operates a refining facility in Port Reading, New Jersey.

     HOVENSA. In 1999, total refinery crude runs averaged 418,000 barrels per day compared with 421,000 barrels per day in 1998. The refinery joint venture with a subsidiary of Petroleos de Venezuela S.A. was formed on October 30, 1998. Petroleos de Venezuela supplies 155,000 barrels per day of Venezuelan Mesa crude oil to HOVENSA under a long-term crude oil supply contract. The remaining crude oil is purchased mainly under contracts of one year or less from third parties and through spot purchases on the open market. After sales of refined products by HOVENSA to third parties, the Corporation must purchase 50% of HOVENSA's remaining production at market prices.

     In February 2000, HOVENSA reached agreement on a $600 million bank financing for the construction of a 58,000-barrel per day delayed coking unit and related facilities at its refinery. HOVENSA has begun building the coker, which is anticipated to be completed in 2002. HOVENSA has a long-term supply contract with Petroleos de Venezuela to purchase 115,000 barrels per day of Venezuelan heavy Merey crude oil beginning when the coker is completed.

     Port Reading Facility. The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey. This facility processes vacuum gas oil and residual fuel oil. It currently operates at a rate of approximately 60,000 barrels per day and produces substantially all gasoline and heating oil.

     MARKETING. The Corporation markets refined petroleum products on the East Coast of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, commercial airlines, governmental agencies and public utilities. It also markets natural gas to utilities and other industrial and commercial customers. The Corporation is currently expanding its energy marketing activities to include electricity.

     At December 31, 1999, the Corporation had 701 HESS(R) gasoline stations of which approximately 75% were company operated. Most of the gasoline stations are concentrated in densely populated areas, principally in New York, New Jersey and Florida and approximately 400 have convenience stores. The Corporation owns approximately 70% of the properties on which stations are located.

     On February 14, 2000, the Corporation announced that it entered into an agreement with the Meadville Corporation to acquire the 51% of Meadville's outstanding stock that it does not already own for approximately $168 million in cash and deferred payments, preferred stock or a combination of both as selected by the Meadville stockholders. The purchase includes 178 retail gasoline stations located in the Northeast. The transaction is expected to close in early May.

     The Corporation sold its Gulf Coast and Southeast pipeline terminals in 1999. Following the terminal sales, the Corporation has 27 terminals with an aggregate storage capacity of 22 million barrels concentrated in its East Coast marketing areas.

     Refined product sales averaged 344,000 barrels per day in 1999 and 482,000 barrels per day in 1998. Of total refined products sold in 1999, approximately 70% was obtained from HOVENSA and Port Reading. The Corporation purchased the balance from others under short-term supply contracts and by spot purchases from various sources.

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

     Compliance with various environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a materially adverse effect on the Corporation's earnings and competitive position within the industry. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $2 million in 1999 and the Corporation anticipates comparable capital expenditures in 2000. In addition, the Corporation expended $8 million in 1999 for environmental remediation, with a comparable amount anticipated for 2000.

     The number of persons employed by the Corporation averaged 8,485 in 1999 and 9,777 in 1998.

     Additional operating and financial information relating to the business and properties of the Corporation appears in the text on pages 8 through 14 under the heading "Exploration and Production," on pages 17 and 18 under the heading "Refining and Marketing," on pages 20 through 26 under the heading "Financial Review" and on pages 27 through 57 of the accompanying 1999 Annual Report to Stockholders, which information is incorporated herein by reference.*

ITEM 2.  PROPERTIES

     Reference is made to Item 1 and the operating and financial information relating to the business and properties of the Corporation, which is incorporated in Item 1 by reference.

     Additional information relating to the Corporation's oil and gas operations follows:

1. OIL AND GAS RESERVES

     The Corporation's net proved oil and gas reserves at the end of 1999, 1998 and 1997 are presented under Supplementary Oil and Gas Data in the accompanying 1999 Annual Report to Stockholders, which has been incorporated herein by reference.

     During 1999, the Corporation provided oil and gas reserve estimates for 1998 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

     The Corporation has no contracts or agreements to sell fixed quantities of its crude oil production. In the United States, natural gas is sold through the Company's marketing division to local distribution companies, and commercial, industrial, and other purchasers, on a spot basis and under contracts for varying periods. The Corporation's United States production is expected to approximate 40% of its 2000 commitments under these contracts which total approximately 800,000 Mcf per day. Third party purchases will be used to supplement the Corporation's production in fulfilling its sales commitments and in making spot sales. In the United Kingdom, approximately 35% of annual natural gas production is sold under field specific take or pay contracts. Additionally, approximately 300,000 Mcf per day of natural gas is sold by the Corporation's United Kingdom marketing subsidiary to commercial and industrial companies, generally under one year contracts, and to residential customers. After take or pay sales, the Company can supply approximately 40% of United Kingdom marketing sales commitments from its own production. The remainder will be supplied by purchases of natural gas from third parties. The Corporation attempts to minimize price and supply risks associated with its United States and United Kingdom natural gas supply commitments by entering into purchase contracts with third parties having adequate sources of supply, on terms substantially similar to those under its commitments.

--------------------------------------------------------------------------------

* Except as to information specifically incorporated herein by reference under Items 1, 2, 5, 6, 7, 7A and 8, no other information or data appearing in the 1999 Annual Report to Stockholders is deemed to be filed with the Securities and Exchange Commission (SEC) as part of this Annual Report on Form 10-K, or otherwise subject to the SEC's regulations or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

2. AVERAGE SELLING PRICES AND AVERAGE PRODUCTION COSTS

                                                              1999    1998    1997
-----------------------------------------------------------------------------------
Average selling prices (Note A)
     Crude oil, including condensate and natural gas
       liquids (per barrel)
          United States                                      $16.23  $12.02  $18.43
          Europe                                              17.85   13.15   19.20
          Africa, Asia and other                              18.38   12.35   18.48

          Average                                             17.44   12.83   19.01

     Natural gas (per Mcf)
          United States                                      $ 2.14  $ 2.08  $ 2.42
          Europe                                               1.77    2.28    2.46
          Africa, Asia and other (Note B)                      2.24    1.10    1.05

          Average                                              1.96    2.18    2.44
-----------------------------------------------------------------------------------

Average production (lifting) costs per barrel of
  production (Note C)
          United States                                      $ 2.86  $ 3.76  $ 4.10
          Europe                                               4.58    5.14    5.41
          Africa, Asia and other (Note B)                      3.87    4.87    1.34

          Average                                              3.93    4.70    4.87
-----------------------------------------------------------------------------------

     Note A: Includes inter-company transfers valued at approximate market prices and the effect of the Corporation's hedging activities.

     Note B: Variations in selling prices and production costs reflect changes in the mix of the Corporation's production in Africa and Asia during the three year period.

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

     The foregoing tabulation does not include substantial costs and charges applicable to finding and developing proved oil and gas reserves, nor does it reflect significant outlays for related general and administrative expenses, interest expense and income taxes. Prior year amounts have been restated to conform with the current period presentation.

3. GROSS AND NET UNDEVELOPED ACREAGE AT DECEMBER 31, 1999

                                                       UNDEVELOPED ACREAGE*
                                                          (IN THOUSANDS)
                                                       --------------------
                                                         GROSS       NET
---------------------------------------------------------------------------
United States........................................    1,200        678
Europe...............................................    9,840      3,191
Africa, Asia and other...............................   26,308     12,667
                                                        ------     ------
          Total......................................   37,348     16,536
                                                        ======     ======
---------------------------------------------------------------------------

* Includes acreage held under production sharing contracts.

4. GROSS AND NET DEVELOPED ACREAGE AND PRODUCTIVE WELLS AT DECEMBER 31, 1999

                                               DEVELOPED
                                                ACREAGE       PRODUCTIVE WELLS (NOTE A)
                                             APPLICABLE TO    -------------------------
                                            PRODUCTIVE WELLS      OIL           GAS
                                             (IN THOUSANDS)   ------------  -----------
---------------------------------------------------------------------------------------
                                             GROSS     NET    GROSS   NET   GROSS  NET
                                             -----     ---    -----   ---   -----  ---
United States.............................   1,833     505    2,263   641    248   124
Europe....................................     539     145      328    75    154    32
Africa, Asia and other....................     871     158      178    19     22     5
                                             -----     ---    -----   ---   ----   ---
          Total...........................   3,243     808    2,769   735    424   161
                                             =====     ===    =====   ===   ====   ===
---------------------------------------------------------------------------------------

     Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 53 gross wells and 22 net wells.

5. NUMBER OF NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                             NET EXPLORATORY WELLS      NET DEVELOPMENT WELLS
                                            ------------------------   ------------------------
                                             1999     1998     1997     1999     1998     1997
-----------------------------------------------------------------------------------------------
Productive wells
     United States........................     4        3        5       19       22       27
     Europe...............................     -        2        5       10        9        8
     Africa, Asia and other...............     2        4        2        4        8        6
                                             ---      ---      ---      ---      ---      ---
          Total...........................     6        9       12       33       39       41
                                             ---      ---      ---      ---      ---      ---
Dry holes
     United States........................     4       11       11        -        6        3
     Europe...............................     4        4        8        -        -        1
     Africa, Asia and other...............     1        4        1        -        -        -
                                             ---      ---      ---      ---      ---      ---
          Total...........................     9       19       20        -        6        4
                                             ---      ---      ---      ---      ---      ---
Total.....................................    15       28       32       33       45       45
                                             ===      ===      ===      ===      ===      ===

--------------------------------------------------------------------------------

6. NUMBER OF WELLS IN PROCESS OF DRILLING AT DECEMBER 31, 1999

                                                             GROSS    NET
                                                             WELLS   WELLS
--------------------------------------------------------------------------
United States..............................................    6       3
Europe.....................................................    5       1
Africa, Asia and other.....................................    3       1
                                                              --      --
          Total............................................   14       5
                                                              ==      ==

--------------------------------------------------------------------------------

7. NUMBER OF WATERFLOODS AND PRESSURE MAINTENANCE PROJECTS IN PROCESS OF INSTALLATION AT DECEMBER 31, 1999 -- One

--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

     As reported in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, allegations were made to the Registrant's internal reporting hotline concerning noncompliance at the Corpus Christi terminal, formerly owned by Registrant, with federal and state environmental regulations and its investigation of those allegations. These allegations and the subsequent investigations were voluntarily disclosed to the Texas Natural Resource Conservation Commission ("TNRCC") and related to (i) onsite disposal of wastes and whether or not such wastes should have been managed as hazardous wastes under the

Resource Conservation and Recovery Act; and (ii) nonreporting or misreporting of the results of wastewater discharge samples required to be obtained by the Corpus Christi wastewater discharge permit. The Registrant settled all civil liabilities to TNRCC that might have attached as a result of the alleged discharge of hydrocarbons and certain specified waste disposal and wastewater discharge allegations. Investigations by TNRCC and the United States Environmental Protection Agency ("EPA") relating to waste disposal practices and wastewater discharge reporting at Corpus Christi may be continuing. It is not possible at this time for Registrant to state whether any additional proceedings arising out of the investigations will be commenced against the Registrant, or what claims would be asserted or what relief would be sought.

     The Registrant investigated and disclosed to TNRCC allegations made to the Registrant's internal reporting hotline of noncompliance at the Galena Park, Texas terminal, formerly owned by Registrant, with state environmental regulations. The Registrant's investigation focused on whether (i) the vapor control system at Galena Park met applicable regulatory requirements during loading of marine vessels; and (ii) Galena Park implemented required controls on air emissions resulting from tank cleaning operations. It is not possible at this time for Registrant to state whether any proceedings arising out of the investigations will be commenced against the Registrant, or what claims would be asserted or what relief would be sought.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents information as of February 1, 2000 regarding executive officers of the Registrant:

                                                                                                  YEAR
                                                                                               INDIVIDUAL
                                                                                               BECAME AN
                                                                                               EXECUTIVE
              NAME             AGE                         OFFICE HELD*                         OFFICER
    ------------------------------------------------------------------------------------------------------
    John B. Hess............   45      Chairman of the Board, Chief Executive Officer and         1983
                                         Director
    W. S. H. Laidlaw........   44      President, Chief Operating Officer and Director            1986
    J. Barclay Collins II...   55      Executive Vice President, General Counsel and              1986
                                         Director
    John Y. Schreyer........   60      Executive Vice President, Chief Financial Officer and      1990
                                         Director
    Alan A. Bernstein.......   55      Senior Vice President                                      1987
    F. Lamar Clark..........   66      Senior Vice President                                      1990
    John A. Gartman.........   52      Senior Vice President                                      1997
    Neal Gelfand............   55      Senior Vice President                                      1980
    Gerald A. Jamin.........   58      Senior Vice President and Treasurer                        1985
    Lawrence H. Ornstein....   48      Senior Vice President                                      1995
    F. Borden Walker........   46      Senior Vice President                                      1996

--------------------------------------------------------------------------------

     * All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant, and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 5, 1999. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 3, 2000.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 1999 and 1998, dividend payments and restrictions thereon and the number of holders of Common Stock is presented on page 26 (Financial Review), pages 36 and 37 (Long-Term Debt) and on page 54 (Ten-Year Summary of Financial Data) of the accompanying 1999 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     A Ten-Year Summary of Financial Data is presented on pages 52 through 55 of the accompanying 1999 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is presented on pages 20 through 26 of the accompanying 1999 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is presented under "Derivative Financial Instruments" on pages 24 and 25 and in Footnote 14 on pages 42 and 43 of the accompanying 1999 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, including the Report of Ernst & Young LLP, Independent Auditors, the Supplementary Oil and Gas Data (unaudited) and the Quarterly Financial Data (unaudited) are presented on pages 26 through 51 of the accompanying 1999 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            ------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 3, 2000.

     Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to "Election of Directors-Executive Compensation and Other Information," other than information under "Compensation Committee Report on Executive Compensation" and "Performance Graph" included therein, from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 3, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Election of Directors-Ownership of Voting Securities by Certain Beneficial Owners" and "Election of Directors-Ownership of Equity Securities by Management" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 3, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 3, 2000.

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

         3. EXHIBITS

                         3(1)       -Restated Certificate of Incorporation of Registrant
                                      incorporated by reference to Exhibit 19 of Form 10-Q of
                                      Registrant for the three months ended September 30, 1988.
                         3(2)       -By-Laws of Registrant incorporated by reference to Exhibit
                                      3(2) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1985.
                         4(1)       -Note and Warrant Purchase Agreement, dated June 27, 1991
                                      (including the form of the Common Stock Purchase Warrant
                                      expiring June 27, 2001, included as Exhibit B thereof)
                                      incorporated by reference to Exhibit 4 of Form 10-Q of
                                      Registrant for the three months ended June 30, 1991.
                         4(2)       -Amendment, dated as of May 15, 1992 to the Note and Warrant
                                      Purchase Agreement, dated June 27, 1991 (including the
                                      form of the common stock purchase warrant expiring June
                                      27, 2001, included as Exhibit B thereof), incorporated by
                                      reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended June 30, 1992.
                         4(3)       -Credit Agreement dated as of May 20, 1997 among Registrant, the Subsidiary Borrowers thereunder, The Chase Manhattan
                                      Bank as Administrative Agent and the Lenders party
                                      thereto, incorporated by reference to Exhibit 4 of Form
                                      10-Q of Registrant for the three months ended June 30,
                                      1997.
                         4(4)       -Indenture dated as of October 1, 1999 between Registrant
                                      and The Chase Manhattan Bank, as Trustee, incorporated by
                                      reference to Exhibit 4(1) of Form 10-Q of Registrant for
                                      the three months ended September 30, 1999.
                         4(5)       -First Supplemental Indenture dated as of October 1, 1999
                                      between Registrant and The Chase Manhattan Bank, as
                                      Trustee, relating to Registrant's 7 3/8% Notes due 2009
                                      and 7 7/8% Notes due 2029, incorporated by reference to
                                      Exhibit 4(2) to Form 10-Q of Registrant for the three
                                      months ended September 30, 1999.
                                    -Other instruments defining the rights of holders of
                                      long-term debt of Registrant and its consolidated
                                      subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not
                                      exceed 10 percent of the total assets of Registrant and
                                      its subsidiaries on a consolidated basis. Registrant
                                      agrees to furnish to the Commission a copy of any
                                      instruments defining the rights of holders of long-term
                                      debt of Registrant and its subsidiaries upon request.
                        10(1)       -Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                                      incorporated by reference to Exhibit 10(4) of Form 10-Q of
                                      Registrant for the three months ended June 30, 1981.
                        10(2)       -Restated Second Extension and Amendment Agreement dated
                                      July 27, 1990 between Hess Oil Virgin Islands Corp. and
                                      the Government of the Virgin Islands incorporated by
                                      reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.

                        10(3)       -Technical Clarifying Amendment dated as of November 17,
                                      1993 to Restated Second Extension and Amendment Agreement
                                      between the Government of the Virgin Islands and Hess Oil
                                      Virgin Islands Corp. incorporated by reference to Exhibit
                                      10(3) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1993.
                        10(4)       -Third Extension and Amendment Agreement dated April 15,
                                      1998 and effective October 30, 1998 among Hess Oil Virgin
                                      Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the
                                      Government of the Virgin Islands.
                        10(5)*      -Incentive Compensation Award Plan for Key Employees of
                                      Amerada Hess Corporation and its subsidiaries incorporated by reference to Exhibit 10(2) of Form 10-K of Registrant
                                      for the fiscal year ended December 31, 1980.
                        10(6)*      -Financial Counseling Program description incorporated by
                                      reference to Exhibit 10(3) of Form 10-K of Registrant for
                                      the fiscal year ended December 31, 1980.
                        10(7)*      -Executive Long-Term Incentive Compensation and Stock
                                      Ownership Plan of Registrant dated June 3, 1981
                                      incorporated by reference to Exhibit 10(5) of Form 10-Q of
                                      Registrant for the three months ended June 30, 1981.
                        10(8)*      -Amendment dated as of December 5, 1990 to the Executive
                                      Long-Term Incentive Compensation and Stock Ownership Plan
                                      of Registrant incorporated by reference to Exhibit 10(9)
                                      of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1990.
                        10(9)*      -Amerada Hess Corporation Pension Restoration Plan dated
                                      January 19, 1990 incorporated by reference to Exhibit
                                      10(9) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1989.
                        10(10)*     -Letter Agreement dated August 8, 1990 between Registrant
                                      and Mr. John Y. Schreyer relating to Mr. Schreyer's
                                      participation in the Amerada Hess Corporation Pension
                                      Restoration Plan incorporated by reference to Exhibit
                                      10(11) of Form 10-K of Registrant for the fiscal year
                                      ended December 31, 1991.
                        10(11)*     -1995 Long-Term Incentive Plan, as amended, incorporated by reference to Appendix A of Registrant's definitive proxy
                                      statement dated March 28, 1996 for the Annual Meeting of
                                      Stockholders held on May 1, 1996.
                        10(12)*     -Amended and Restated 1995 Long-Term Incentive Plan
                                      incorporated by reference to Exhibit 4 of Registrant's
                                      Registration Statement on Form S-8 No. 333-94851, filed
                                      December 30, 1999.
                        10(13)*     -Stock Award Program for non-employee directors dated August
                                      6, 1997 incorporated by reference to Exhibit 10(11) of
                                      Form 10-K of Registrant for the fiscal year ended December
                                      31, 1997.
                        10(14)*     -Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John B. Hess,
                                      incorporated by reference to Exhibit 10(1) of Form 10-Q of
                                      Registrant for the three months ended September 30, 1997.
                                      Substantially identical agreements (differing only in the
                                      signatories thereto) were entered into between Registrant
                                      and W. S. H. Laidlaw, J. Barclay Collins and John Y.
                                      Schreyer.
                        10(15)*     -Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and F. Borden
                                      Walker. Substantially identical agreements (differing only in the signatories thereto) were entered into between
                                      Registrant and other executive officers (other than the
                                      named executive officers referred to in Exhibit 10(14)).
                        10(16)*     -Deferred Compensation Plan of Registrant dated December 1,
                                      1999.

                        10(17)      -Asset Purchase and Contribution Agreement dated as of
                                      October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin
                                      Islands Corp. and HOVENSA L.L.C. (including Glossary of
                                      definitions) incorporated by reference to Exhibit 2.1 of
                                      Form 8-K of Registrant dated October 30, 1998.
                        10(18)      -Amended and Restated Limited Liability Company Agreement of
                                      HOVENSA L.L.C. dated as of October 30, 1998 incorporated
                                      by reference to Exhibit 10.1 of Form 8-K of Registrant
                                      dated October 30, 1998.
                        13          -1999 Annual Report to Stockholders of Registrant.
                        18          -Letter from Ernst & Young LLP dated May 14, 1999 relating to preferability of last-in, first-out (LIFO) inventory
                                      method, adopted January 1, 1999, incorporated by reference to Exhibit 18 to Form 10-Q of Registrant for the three
                                      months ended March 31, 1999.
                        21          -Subsidiaries of Registrant.
                        23          -Consent of Ernst & Young LLP, Independent Auditors, dated
                                      March 22, 2000, to the incorporation by reference in
                                      Registrant's Registration Statements on Form S-3 (No.
                                      33-79317) and Form S-8 (Nos. 333-94851, 333-43569,
                                      333-43571 and 33-65115) of its report relating to
                                      Registrant's financial statements, which consent appears
                                      on page F-2 herein.
                        27          -Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of Registrant's fiscal year ended December 31, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 22ND DAY OF MARCH 2000.

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

                      SIGNATURE                                       TITLE                        DATE
--------------------------------------------------------------------------------------------------------------
                                                              Director, Chairman of
                                                                  the Board and
                                                             Chief Executive Officer
                       /s/ JOHN B. HESS                   (Principal Executive Officer)       March 22, 2000
 .....................................................
                   (JOHN B. HESS)

                                                          Director, President and Chief
                      /s/ W.S.H. LAIDLAW                        Operating Officer             March 22, 2000
 .....................................................
                  (W.S.H. LAIDLAW)

                    /s/ NICHOLAS F. BRADY                           Director                  March 22, 2000
 .....................................................
                 (NICHOLAS F. BRADY)

              /s/ J. BARCLAY COLLINS II                             Director                  March 22, 2000
 .....................................................
               (J. BARCLAY COLLINS II)

                     /s/ PETER S. HADLEY                            Director                  March 22, 2000
 .....................................................
                  (PETER S. HADLEY)

                     /s/ EDITH E. HOLIDAY                           Director                  March 22, 2000
 .....................................................
                 (EDITH E. HOLIDAY)

                    /s/ WILLIAM R. JOHNSON                          Director                  March 22, 2000
 .....................................................
                (WILLIAM R. JOHNSON)

                      /s/ THOMAS H. KEAN                            Director                  March 22, 2000
 .....................................................
                  (THOMAS H. KEAN)

                      /s/ FRANK A. OLSON                            Director                  March 22, 2000
 .....................................................
                  (FRANK A. OLSON)

                     /s/ ROGER B. ORESMAN                           Director                  March 22, 2000
 .....................................................
                 (ROGER B. ORESMAN)

                      SIGNATURE                                       TITLE                        DATE
--------------------------------------------------------------------------------------------------------------
                                                       Director, Executive Vice President
                                                           and Chief Financial Officer
                                                            (Principal Accounting and
                /s/ JOHN Y. SCHREYER                           Financial Officer)             March 22, 2000
 ............................................................................................................
                 (JOHN Y. SCHREYER)

               /s/ WILLIAM I. SPENCER                               Director                  March 22, 2000
 ............................................................................................................
                (WILLIAM I. SPENCER)

                /s/ ROBERT N. WILSON                                Director                  March 22, 2000
 ............................................................................................................
                 (ROBERT N. WILSON)

                /s/ ROBERT F. WRIGHT                                Director                  March 22, 2000
 ............................................................................................................
                 (ROBERT F. WRIGHT)
--------------------------------------------------------------------------------------------------------------

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                PAGE
                                                               NUMBER
-----------------------------------------------------------------------

Statement of Consolidated Income for each of the three years
  in the period ended December 31, 1999.....................     *
Statement of Consolidated Retained Earnings for each of the
  three years in the period ended December 31, 1999.........     *
Consolidated Balance Sheet at December 31, 1999 and 1998....     *
Statement of Consolidated Cash Flows for each of the three
  years in the period ended December 31, 1999...............     *
Statement of Consolidated Changes in Common Stock and
  Capital in Excess of Par Value for each of the three years
  in the period ended December 31, 1999.....................     *
Statement of Consolidated Comprehensive Income for each of
  the three years in the period ended December 31, 1999.....     *
Notes to Consolidated Financial Statements..................     *
Report of Ernst & Young LLP, Independent Auditors...........     *
Quarterly Financial Data....................................     *
Supplementary Oil and Gas Data..............................     *
Consent of Independent Auditors.............................    F-2
Schedules**
  II -- Valuation and Qualifying Accounts...................    F-3

--------------------------------------------------------------------------------

     * The financial statements and notes thereto together with the Report of Ernst & Young LLP, Independent Auditors, on pages 27 through 46, the Quarterly Financial Data (unaudited) on page 26, and the Supplementary Oil and Gas Data (unaudited) on pages 47 through 51 of the accompanying 1999 Annual Report to Stockholders are incorporated herein by reference.

   ** Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Amerada Hess Corporation of our report dated February 24, 2000, included in the 1999 Annual Report to Stockholders of Amerada Hess Corporation.

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

     We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-79317) and in the related Prospectus, and in the Registration Statements (Form S-8, Nos. 333-94851, 333-43569, 333-43571 and
33-65115) pertaining to the Amerada Hess Corporation Employees' Savings and Stock Bonus Plan, Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees and the 1995 Long-Term Incentive Plan, of our report dated February 24, 2000, with respect to the consolidated financial statements incorporated herein by reference.

                                                /s/ERNST & YOUNG LLP
                                                  Ernst & Young LLP
New York, N.Y.
March 22, 2000

                                                                     SCHEDULE II

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                    ---------------------
                                                     CHARGED
                                                     TO COSTS    CHARGED     DEDUCTIONS
                                        BALANCE        AND       TO OTHER       FROM         BALANCE
             DESCRIPTION               JANUARY 1     EXPENSES    ACCOUNTS     RESERVES     DECEMBER 31
-------------------------------------------------------------------------------------------------------
1999
          Losses on receivables......  $  6,411      $    353     $   26     $   1,074       $  5,716
                                       ========      ========     ======     =========       ========
          Deferred income tax
            valuation................  $141,113      $ 41,140     $   --     $      --       $182,253
                                       ========      ========     ======     =========       ========
          Major maintenance..........  $ 33,210      $ 13,304     $   --     $  10,116       $ 36,398
                                       ========      ========     ======     =========       ========
1998
          Losses on receivables......  $  2,840      $     92     $3,858(A)  $     379       $  6,411
                                       ========      ========     ======     =========       ========
          Deferred income tax
            valuation................  $330,119      $ 28,994     $   --     $ 218,000(B)    $141,113
                                       ========      ========     ======     =========       ========
          Major maintenance..........  $ 63,427      $ 59,109     $   --     $  89,326(C)    $ 33,210
                                       ========      ========     ======     =========       ========
1997
          Losses on receivables......  $  2,840      $  2,498     $  154     $   2,652       $  2,840
                                       ========      ========     ======     =========       ========
          Deferred income tax
            valuation................  $271,213      $ 58,906     $   --     $      --       $330,119
                                       ========      ========     ======     =========       ========
          Major maintenance..........  $ 56,459      $ 65,068     $   --     $  58,100       $ 63,427
                                       ========      ========     ======     =========       ========
-------------------------------------------------------------------------------------------------------

(A) Reflects increase resulting from acquisition of gas marketing customer accounts.

(B) Reflects effect of reduction in deferred tax assets on formation of refining joint venture.

(C) Includes reduction of $42,419 due to formation of HOVENSA joint venture in October 1998.

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                            DESCRIPTION
          -------                           -----------
         3(1)    --  Restated Certificate of Incorporation of Registrant
                     incorporated by reference to Exhibit 19 of Form 10-Q of
                     Registrant for the three months ended September 30, 1988.
         3(2)    --  By-Laws of Registrant incorporated by reference to Exhibit
                     3(2) of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1985.
         4(1)    --  Note and Warrant Purchase Agreement, dated June 27, 1991
                     (including the form of the Common Stock Purchase Warrant
                     expiring June 27, 2001, included as Exhibit B thereof)
                     incorporated by reference to Exhibit 4 of Form 10-Q of
                     Registrant for the three months ended June 30, 1991.
         4(2)    --  Amendment, dated as of May 15, 1992 to the Note and
                     Warrant Purchase Agreement, dated June 27, 1991 (including the form of the common stock purchase warrant expiring
                     June 27, 2001, included as Exhibit B thereof),
                     incorporated by reference to Exhibit 19 of Form 10-Q of
                     Registrant for the three months ended June 30, 1992.
         4(3)    --  Credit Agreement dated as of May 20, 1997 among
                     Registrant, the Subsidiary Borrowers thereunder, The Chase
                     Manhattan Bank as Administrative Agent and the Lenders
                     party thereto, incorporated by reference to Exhibit 4 of
                     Form 10-Q of Registrant for the three months ended June
                     30, 1997.
         4(4)    --  Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by
                     reference to Exhibit 4(1) of Form 10-Q of Registrant for
                     the three months ended September 30, 1999.
         4(5)    --  First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as
                     Trustee, relating to Registrant's 7 3/8% Notes due 2009
                     and 7 7/8% Notes due 2029, incorporated by reference to
                     Exhibit 4(2) to Form 10-Q of Registrant for the three
                     months ended September 30, 1999.
                 --  Other instruments defining the rights of holders of
                     long-term debt of Registrant and its consolidated
                     subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not
                     exceed 10 percent of the total assets of Registrant and
                     its subsidiaries on a consolidated basis. Registrant
                     agrees to furnish to the Commission a copy of any
                     instruments defining the rights of holders of long-term
                     debt of Registrant and its subsidiaries upon request.
        10(1)    --  Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                     incorporated by reference to Exhibit 10(4) of Form 10-Q of
                     Registrant for the three months ended June 30, 1981.
        10(2)    --  Restated Second Extension and Amendment Agreement dated
                     July 27, 1990 between Hess Oil Virgin Islands Corp. and
                     the Government of the Virgin Islands incorporated by
                     reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
        10(3)    --  Technical Clarifying Amendment dated as of November 17,
                     1993 to Restated Second Extension and Amendment Agreement
                     between the Government of the Virgin Islands and Hess Oil
                     Virgin Islands Corp. incorporated by reference to Exhibit
                     10(3) of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1993.

          EXHIBIT
          NUMBER                            DESCRIPTION
          -------                           -----------
        10(4)    --  Third Extension and Amendment Agreement dated April 15,
                     1998 and effective October 30, 1998 among Hess Oil Virgin
                     Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the
                     Government of the Virgin Islands.
        10(5)*   --  Incentive Compensation Award Plan for Key Employees of
                     Amerada Hess Corporation and its subsidiaries incorporated by reference to Exhibit 10(2) of Form 10-K of Registrant
                     for the fiscal year ended December 31, 1980.
        10(6)*   --  Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for
                     the fiscal year ended December 31, 1980.
        10(7)*   --  Executive Long-Term Incentive Compensation and Stock
                     Ownership Plan of Registrant dated June 3, 1981
                     incorporated by reference to Exhibit 10(5) of Form 10-Q of
                     Registrant for the three months ended June 30, 1981.
        10(8)*   --  Amendment dated as of December 5, 1990 to the Executive
                     Long-Term Incentive Compensation and Stock Ownership Plan
                     of Registrant incorporated by reference to Exhibit 10(9)
                     of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1990.
        10(9)*   --  Amerada Hess Corporation Pension Restoration Plan dated
                     January 19, 1990 incorporated by reference to Exhibit
                     10(9) of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1989.
        10(10)* --   Letter Agreement dated August 8, 1990 between Registrant
                     and Mr. John Y. Schreyer relating to Mr. Schreyer's
                     participation in the Amerada Hess Corporation Pension
                     Restoration Plan incorporated by reference to Exhibit
                     10(11) of Form 10-K of Registrant for the fiscal year
                     ended December 31, 1991.
        10(11)* --   1995 Long-Term Incentive Plan, as amended, incorporated by reference to Appendix A of Registrant's definitive proxy
                     statement dated March 28, 1996 for the Annual Meeting of
                     Stockholders held on May 1, 1996.
        10(12)* --   Amended and Restated 1995 Long-Term Incentive Plan
                     incorporated by reference to Exhibit 4 of Registrant's
                     Registration Statement on Form S-8 No. 333-94851, filed
                     December 30, 1999.
        10(13)* --   Stock Award Program for non-employee directors dated
                     August 6, 1997 incorporated by reference to Exhibit 10(11)
                     of Form 10-K of Registrant for the fiscal year ended
                     December 31, 1997.
        10(14)* --   Change of Control Termination Benefits Agreement dated as
                     of September 1, 1999 between Registrant and John B. Hess,
                     incorporated by reference to Exhibit 10(1) of Form 10-Q of
                     Registrant for the three months ended September 30, 1997.
                     Substantially identical agreements (differing only in the
                     signatories thereto) were entered into between Registrant
                     and W. S. H. Laidlaw, J. Barclay Collins and John Y.
                     Schreyer.
        10(15)* --   Change of Control Termination Benefits Agreement dated as
                     of September 1, 1999 between Registrant and F. Borden
                     Walker. Substantially identical agreements (differing only in the signatories thereto) were entered into between
                     Registrant and other executive officers (other than the
                     named executive officers referred to in Exhibit 10(14)).
        10(16)* --   Deferred Compensation Plan of Registrant dated December
                     31, 1999.
        10(17)   --  Asset Purchase and Contribution Agreement dated as of
                     October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin
                     Islands Corp. and HOVENSA L.L.C. (including Glossary of
                     definitions) incorporated by reference to Exhibit 2.1 of
                     Form 8-K of Registrant dated October 30, 1998.

          EXHIBIT
          NUMBER                            DESCRIPTION
          -------                           -----------
        10(18)   --  Amended and Restated Limited Liability Company Agreement
                     of HOVENSA L.L.C. dated as of October 30, 1998
                     incorporated by reference to Exhibit 10.1 of Form 8-K of
                     Registrant dated October 30, 1998.
        13        -- 1999 Annual Report to Stockholders of Registrant.
        18        -  Letter from Ernst & Young LLP dated May 14, 1999 relating to preferability of last-in, first-out (LIFO) inventory
                     method, adopted January 1, 1999, incorporated by reference to Exhibit 18 to Form 10-Q of Registrant for the three
                     months ended March 31, 1999.
        21        -- Subsidiaries of Registrant.
        23        -- Consent of Ernst & Young LLP, Independent Auditors, dated
                     March 22, 2000, to the incorporation by reference in
                     Registrant's Registration Statements on Form S-3 (No.
                     33-79317) and Form S-8 (Nos. 333-94851, 333-43569,
                     333-43571 and 33-65115) of its report relating to
                     Registrant's financial statements, which consent appears
                     on page F-2 herein.
        27        -- Financial Data Schedule (for electronic filing only).

--------------------------------------------------------------------------------

 * These exhibits relate to executive compensation plans and arrangements.