Form 10-Q
period 2000-03-31
AMERADA HESS CORP
filed 2000-05-12
CIK 4447

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

                      For the quarter ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                ----------   ------------

                         COMMISSION FILE NUMBER 1-1204

                           --------------------------

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

     At March 31, 2000, 90,600,105 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                           Three Months Ended March 31
                      (in millions, except per share data)

                                                                                           2000             1999
                                                                                       ------------     ------------
REVENUES
  Sales (excluding excise taxes) and other operating revenues                         $      2,831      $     1,539
  Non-operating income
        Gain on asset sales                                                                    - -               46
        Equity in income of HOVENSA L.L.C.                                                      11               16
        Other                                                                                   28               52
                                                                                       ------------     ------------
               Total revenues                                                                2,870            1,653
                                                                                       ------------     ------------
COSTS AND EXPENSES
  Cost of products sold                                                                      1,875              999
  Production expenses                                                                          133              118
  Marketing expenses                                                                           106               94
  Other operating expenses                                                                      57               57
  Exploration expenses, including dry holes and lease impairment                                62               63
  General and administrative expenses                                                           51               50
  Interest expense                                                                              38               39
  Depreciation, depletion and amortization                                                     174              138
                                                                                       ------------     ------------
               Total costs and expenses                                                      2,496            1,558
                                                                                       ------------     ------------

  Income before income taxes                                                                   374               95

  Provision for income taxes                                                                   150               24
                                                                                       ------------     ------------

NET INCOME                                                                             $       224      $        71
                                                                                       ============     ============

NET INCOME PER SHARE -
     BASIC                                                                             $      2.49      $       .79
                                                                                       ============     ============
     DILUTED                                                                           $      2.47      $       .79
                                                                                       ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                 90.5             89.9

COMMON STOCK DIVIDENDS PER SHARE                                                       $       .15      $       .15








          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)
                    ----------------------------------------

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in millions of dollars)

                                   A S S E T S

                                                                                 MARCH 31,            DECEMBER 31,
                                                                                   2000                  1999
                                                                               -------------         --------------
CURRENT ASSETS
  Cash and cash equivalents                                                    $         26          $          41
  Accounts receivable                                                                 1,602                  1,175
  Inventories                                                                           272                    373
  Other current assets                                                                  318                    239
                                                                               -------------         --------------
               Total current assets                                                   2,218                  1,828
                                                                               -------------         --------------
INVESTMENTS AND ADVANCES
  HOVENSA L.L.C.                                                                        721                    710
  Other                                                                                 275                    282
                                                                               -------------         --------------
               Total investments and advances                                           996                    992
                                                                               -------------         --------------
PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                    11,126                 11,065
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                                7,149                  7,013
                                                                               -------------         --------------
               Property, plant and equipment - net                                    3,977                  4,052
                                                                               -------------         --------------
NOTE RECEIVABLE                                                                         538                    538
                                                                               -------------         --------------
DEFERRED INCOME TAXES AND OTHER ASSETS                                                  305                    318
                                                                               -------------         --------------
TOTAL ASSETS                                                                   $      8,034          $       7,728
                                                                               =============         ==============

     L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                                     $        804          $         772
  Accrued liabilities                                                                   839                    625
  Taxes payable                                                                         291                    159
  Notes payable                                                                          28                     18
  Current maturities of long-term debt                                                    5                      5
                                                                               -------------         --------------
               Total current liabilities                                              1,967                  1,579
                                                                               -------------         --------------
LONG-TERM DEBT                                                                        2,008                  2,287
                                                                               -------------         --------------
DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                                 433                    442
  Other                                                                                 376                    382
                                                                               -------------         --------------
               Total deferred liabilities and credits                                   809                    824
                                                                               -------------         --------------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series                              - -                    - -
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 90,600,105 shares at March 31, 2000;
        90,676,405 shares at December 31, 1999                                           91                     91
  Capital in excess of par value                                                        793                    782
  Retained earnings                                                                   2,489                  2,287
  Accumulated other comprehensive income                                               (123)                  (122)
                                                                               -------------         --------------
               Total stockholders' equity                                             3,250                  3,038
                                                                               -------------         --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $      8,034          $       7,728
                                                                               =============         ==============

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)
                    ----------------------------------------

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                           Three Months Ended March 31
                                  (in millions)



                                                                                           2000               1999
                                                                                       -----------        -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                           $       224         $       71
  Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation, depletion and amortization                                            174                138
          Exploratory dry hole costs                                                           28                 17
          Lease impairment                                                                      6                  6
          Gain on asset sales                                                                 - -                (46)
          Provision (benefit) for deferred income taxes                                        26                (30)
          Undistributed earnings of affiliates                                                 (3)               (16)
                                                                                       -----------        -----------
                                                                                              455                140
          Changes in operating assets and liabilities and other                               (18)               (33)
                                                                                       -----------        -----------
               Net cash provided by operating activities                                      437                107
                                                                                       -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                       (162)              (201)
  Proceeds from asset sales and other                                                          10                 68
                                                                                       -----------        -----------

               Net cash used in investing activities                                         (152)              (133)
                                                                                       -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                                                    10                 29
  Long-term borrowings                                                                         16                250
  Repayment of long-term debt                                                                (295)              (245)
  Cash dividends paid                                                                         (27)               (27)
  Common stock acquired                                                                       (10)               - -
  Stock options exercised                                                                       5                - -
                                                                                       -----------        -----------

               Net cash provided by (used in) financing activities                           (301)                  7
                                                                                       -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         1                - -
                                                                                       -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (15)               (19)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 41                 74
                                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $       26         $       55
                                                                                       ===========        ===========










           See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (in millions)


Note 1 - The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation's consolidated financial position at March 31, 2000 and December 31, 1999, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2000 and 1999. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

          Certain notes and other information have been condensed or omitted from these interim financial statements. Such statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 1999 Annual Report to Stockholders, which have been incorporated by reference in the Corporation's Form 10-K for the year ended December 31, 1999.

Note 2 -  Inventories consist of the following:

                                                                             March 31,               Dec. 31,
                                                                               2000                    1999
                                                                          -------------           -------------
                  Crude oil and other charge stocks                       $         151           $          67
                  Refined and other finished products                               299                     393
                  Less: LIFO adjustment                                            (244)                   (149)
                                                                          -------------           -------------
                                                                                    206                     311
                  Materials and supplies                                             66                      62
                                                                          -------------           -------------
                     Total inventories                                    $         272           $         373
                                                                          =============           =============

Note 3 -  The Corporation accounts for its investment in HOVENSA L.L.C.
          using the equity method. Summarized income statement information for HOVENSA follows:


                                                                                    Three months
                                                                                   ended March 31
                                                                                  ----------------
                                                                                  2000        1999
                                                                              -----------   --------
                              Total revenues                                  $   1,129     $   539
                           Costs and expenses                                     1,106         505
                                                                              ----------    --------
                                 Net income *                                 $      23     $    34
                                                                              ===========   =======


          * The Corporation's share of HOVENSA's net income was $11 and $16 for the three-month periods ended March 31, 2000 and 1999, respectively.

                    PART I - FINANCIAL INFORMATION (CONT'D.)
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (in millions)


Note 3 - (Continued)

          In February 2000, HOVENSA reached agreement on a $600 bank financing for the construction of a 58,000 barrel per day delayed coking unit and related facilities at its refinery and for general working capital requirements. In connection with the financing, the Corporation and PDVSA V.I. agreed to amend the note received by the Corporation at the formation of the joint venture. PDVSA V.I. will defer principal payments on the note until after completion of coker construction but not later than February 14, 2003. Principal payments are due ratably until maturity on February 14, 2011. The interest rate on the note has been increased to 9.46%. PDVSA V.I. has the option to reduce the interest rate to the original rate of 8.46% by repaying principal in accordance with the original amortization schedule.

Note 4 -  The provision for income taxes consisted of the following:


                                                                                       Three months
                                                                                      ended March 31
                                                                                ---------------------------
                                                                                    2000            1999
                                                                                ----------      -----------
                             Current                                            $      124      $        54
                             Deferred                                                   26              (30)
                                                                                ----------      -----------
                               Total                                            $      150      $        24
                                                                                ==========      ===========


Note 5 - Worldwide currency gains, after income tax effect, amounted to $4 and $26 for the three-month periods ended March 31, 2000 and 1999.

Note 6 - The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows:


                                                                                        Three months
                                                                                       ended March 31
                                                                                ---------------------------
                                                                                    2000            1999
                                                                                ----------      -----------
                             Common shares - basic                                    89.9             89.5
                             Effect of dilutive securities
                               (equivalent shares)
                               Nonvested common stock                                   .4               .4
                               Stock options                                            .2               --
                                                                                -----------      ----------
                             Common shares - diluted                                  90.5             89.9
                                                                                ===========      ==========

                    PART I - FINANCIAL INFORMATION (CONT'D.)
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (in millions)



Note 7 - The Corporation uses futures, forwards, options and swaps, individually or in combination, to reduce the effects of fluctuations in crude oil, natural gas and refined product prices. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. After-tax deferred losses on the Corporation's petroleum hedging contracts expiring through 2001 were $99 at March 31, 2000, including $82 of unrealized losses.

Note 8 - Interest costs related to certain long-term construction projects have been capitalized in accordance with FAS No. 34. During the three-month period ended March 31, 2000, interest costs of $3 were capitalized compared to $5 for the corresponding period of 1999.

Note 9 - Comprehensive income, which includes net income and the effects of foreign currency translation adjustments recorded directly in stockholders' equity, is as follows:


                                                                                       Three months
                                                                                      ended March 31
                                                                               ----------------------------
                                                                                   2000            1999
                                                                               ----------      ------------
                    Comprehensive income                                        $      223      $        63
                                                                                ==========      ===========

Note 10 -  The Corporation's results by operating segment were as follows:


                                                                                       Three months
                                                                                      ended March 31
                                                                               ---------------------------
                                                                                   2000            1999
                                                                               ----------      -----------
                    Operating revenues
                      Exploration and production (1)                            $    1,050      $    623
                      Refining, marketing and shipping                               1,929           982
                                                                               ------------     ---------
                          Total                                                 $    2,979      $  1,605
                                                                                ==========      =========

                    Net income (loss)
                      Exploration and production (2)                            $      218      $     57
                      Refining, marketing and shipping                                  48            53
                      Corporate, including interest                                    (42)          (39)
                                                                                -----------     ---------
                          Total                                                 $      224      $     71
                                                                                ===========     =========


                    (1) Includes transfers to affiliates of $148 during the three-months ended March 31, 2000, compared to $66 for the corresponding period of 1999.

                    (2) Includes gain on asset sale of $30 during the three-months ended March 31, 1999.

                    PART I - FINANCIAL INFORMATION (CONT'D.)
                    ----------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          RESULTS OF OPERATIONS
          ---------------------

             Operating earnings for the first quarter of 2000 amounted to $224 million compared with earnings of $41 million in the first quarter of 1999. The after-tax results by major operating activity for the first quarters of 2000 and 1999 were as follows (in millions, except per share data):


                                                                                       Three months
                                                                                      ended March 31
                                                                               -----------------------------
                                                                                   2000            1999
                                                                               ----------      -------------
                    Exploration and production                                  $    218           $     27
                    Refining, marketing and shipping                                  48                 53
                    Corporate                                                        (12)               (10)
                    Interest expense                                                 (30)               (29)
                                                                                ---------          ---------
                    Operating earnings                                               224                 41
                    Gain on asset sale                                              - -                  30
                                                                                ---------          ---------
                    Net income                                                  $    224           $     71
                                                                                =========          =========
                    Net income per share (diluted)                              $   2.47           $    .79
                                                                                =========          =========


              The net gain from the asset sale in 1999 reflects the sale of natural gas properties in California.

         Exploration and Production
         --------------------------

             Operating earnings from exploration and production activities increased by $191 million in the first quarter of 2000, principally reflecting higher worldwide crude oil selling prices and increased crude oil and natural gas production volumes.

         The Corporation's average selling prices, including the effects of hedging, were as follows:


                                                                                       Three months
                                                                                      ended March 31
                                                                               -----------------------------
                                                                                   2000            1999
                                                                               ----------      -------------
                      Crude oil and natural gas liquids
                        (per barrel)
                          United States                                        $ 22.23            $  10.35
                          Foreign                                                25.51               11.21

                      Natural gas (per Mcf)
                          United States                                           2.40                1.76
                          Foreign                                                 2.08                2.08

                    PART I - FINANCIAL INFORMATION (CONT'D.)
                    ----------------------------------------

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

The Corporation's net daily worldwide production was as follows:


                                                                                             Three months
                                                                                            ended March 31
                                                                                      -------------------------
                                                                                         2000            1999
                                                                                      ----------      ---------
   Crude oil and natural gas liquids
   (thousands of barrels per day)
      United States                                                                           66        53
      United Kingdom                                                                         118       129
      Norway                                                                                  25        27
      Denmark                                                                                 30       - -
      Gabon                                                                                    8        11
      Indonesia, Azerbaijan and Thailand                                                       8         4
                                                                                             ---       ---
            Total                                                                            255       224
                                                                                             ===       ===
   Natural gas (thousands of Mcf per day)
      United States                                                                          294       339
      United Kingdom                                                                         345       262
      Norway                                                                                  26        29
      Denmark                                                                                 35       - -
      Indonesia and Thailand                                                                  36         3
                                                                                             ---       ---
            Total                                                                            736       633
                                                                                             ===       ===
   Barrels of oil equivalent
      (thousands of barrels per day)                                                         378       330
                                                                                             ===       ===


   The increase in United States crude oil production in 2000 was principally due to development drilling in a Gulf of Mexico field which commenced production late in 1998. The decrease in United Kingdom crude oil production reflects temporary production interruptions in several United Kingdom fields. The decrease in United States natural gas production reflects natural decline and temporary production interruptions. The increase in natural gas production in the United Kingdom is principally due to production from new fields. Overall the Corporation's oil and gas production on a barrel of oil equivalent basis, increased by 15% in the first quarter of 2000 compared with the comparable period of 1999.

   Depreciation, depletion, and amortization charges relating to exploration and production activities were higher in 2000 reflecting increased production volumes and development drilling in several United Kingdom fields. Production expenses were also higher reflecting increased volumes, but were comparable on a per barrel basis. Exploration expenses were comparable in both periods.

                    PART I - FINANCIAL INFORMATION (CONT'D.)
                    ----------------------------------------

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

   The effective income tax rate on exploration and production earnings in the first quarter of 2000 was 40%. This rate exceeds the first quarter 1999 effective rate when United Kingdom taxes were reduced by unusual currency translation adjustments and certain deductible allowances which expired in June 1999. The Corporation has fully utilized its loss carryforward in Denmark for financial reporting purposes, which will increase the effective rate over the remainder of the year.

   In the first quarter of 1999, operating earnings from exploration and production activities included net nonrecurring income of $18 million reflecting foreign currency exchange gains of $26 million, partially offset by a charge of $8 million due to the termination of long-term contracts on two marine service vessels.

   The worldwide crude oil selling price is currently below the favorable selling prices experienced in the first quarter of 2000, which may result in lower exploration and production earnings in subsequent periods.

Refining, Marketing and Shipping
--------------------------------

   Operating earnings for refining, marketing and shipping activities amounted to $48 million in the first quarter of 2000 compared with $53 million in the first quarter of 1999. The Corporation's downstream operations include its equity share of HOVENSA, a 50% owned refining joint venture.

   HOVENSA

   The Corporation's share of HOVENSA's income was $11 million in the first quarter of 2000 compared with $16 million in the first quarter of 1999. Margins for all refined products were weak in the first quarter of 2000, reflecting the high cost of crude oil. Refining margins have improved somewhat in the second quarter, but are expected to continue to be volatile. The Corporation's share of HOVENSA's refinery runs amounted to 200,000 barrels per day in the first quarter of 2000 compared with 222,000 barrels per day in the first quarter of 1999. The decrease was due to planned maintenance on one of the refinery's crude units. Income taxes are not recorded on HOVENSA results due to available loss carryforwards. Operating earnings from refining, marketing and shipping activities in 2000 and 1999 also include $12 million of interest income in each period on the note received from PDVSA V.I. in connection with the formation of the joint venture.

                    PART I - FINANCIAL INFORMATION (CONT'D.)
                    ----------------------------------------

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

   Retail, energy marketing and other

   Results from retail gasoline operations were lower in the first quarter of 2000 compared with the comparable period of 1999. Margins were reduced as retail price increases did not keep pace with rising product costs. Earnings from energy marketing activities increased in 2000 largely due to a period of cold weather in the Corporation's marketing area. Total refined product sales amounted to 36 million barrels in the first quarter of 2000, an amount comparable to the first quarter of 1999. Marketing expenses increased in the first quarter of 2000 compared with 1999, principally reflecting expanded retail operations.

   The Corporation has a 50% voting interest in a consolidated partnership which trades energy commodities. The Corporation also periodically takes forward positions on energy contracts in addition to its hedging program. The Corporation's results from trading activities, including its share of the earnings of the trading partnership which was profitable in each period, amounted to a loss of $10 million in the first quarter of 2000 compared with income of $18 million in the first quarter of 1999. Expenses of the trading partnership are included in marketing expenses.

   The results of refining, marketing and shipping activities will continue to be volatile, reflecting competitive industry conditions and supply and demand factors, including the effects of weather.

Corporate and Interest
----------------------

   Net corporate expenses, including interest, in the first quarter of 2000 were comparable to the amounts in the first quarter of 1999.

Consolidated Operating Revenues
-------------------------------

   Sales and other operating revenues increased by 84% in the first quarter of 2000 compared with the first quarter of 1999, largely reflecting substantially higher crude oil and refined product selling prices. Crude oil and natural gas sales volumes were also higher. The Corporation's cost of products sold also increased because of higher purchased crude oil and refined product prices.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $437 million in the first quarter of 2000 compared with $107 million in the first quarter of 1999. The increase was primarily due to improved operating results. The sale of natural gas properties in California generated proceeds of $54 million in the first quarter of 1999.

                    PART I - FINANCIAL INFORMATION (CONT'D.)
                    ----------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

   Total debt was $2,041 million at March 31, 2000 compared with $2,310 million at December 31, 1999. The debt to capitalization ratio decreased to 39% at March 31 compared to 43% at year-end. At March 31, 2000, the Corporation had $1,984 million of additional borrowing capacity available under its revolving credit agreements and additional unused lines of credit under uncommitted arrangements with banks of $350 million.

   The Corporation uses futures, forwards, options and swaps to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation's products and the related gains or losses are an integral part of the Corporation's selling prices. At March 31, 2000, the Corporation had open hedge positions equal to 33% of its estimated worldwide crude oil production over the next twelve months and approximately 15% of its production for the succeeding twelve months. The Corporation also had hedges covering 6% of its marketing inventories. As market conditions change, the Corporation will adjust its hedge positions.

   The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the currency required in its North Sea operations. At March 31, 2000, the Corporation had $734 million of foreign currency exchange contracts outstanding. In addition, the Corporation uses interest-rate conversion agreements to balance its exposure to interest rates. At March 31, the Corporation had substantially all fixed-rate debt and had $450 million of notional value, interest-rate conversion agreements that increased its percentage of floating-rate debt to 25%.

   At March 31, 2000, the Corporation had a remaining reserve of $40 million for the decline in market value of drilling service fixed-price contracts. During the first quarter of 2000, the reserve was reduced by $15 million for contract payments.

   In February, the Corporation entered into an agreement with the Meadville Corporation to acquire the 51% of Meadville's outstanding stock that it does not already own for approximately $168 million in cash and deferred payments, preferred stock or a combination of both as selected by the Meadville stockholders. The purchase includes 178 Merit retail gasoline stations located in the Northeast. The transaction is expected to close in mid-May.

   In April, the Corporation announced that it reached an agreement with the Algerian National Oil Company to form a joint venture, 49% owned by the Corporation, to redevelop three Algerian oil fields. The fields currently produce 30,000 barrels of crude oil per day which the joint venture plans to increase by 2003 as a result of the development work. The Corporation will invest $55 million in 2000 and up to $500 million over the next five years for new wells, workovers of existing wells and water injection and gas compression facilities. A significant portion of the $500 million will be funded by the cash flows from these fields.

                    PART I - FINANCIAL INFORMATION (CONT'D.)
                    ----------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

   Capital expenditures in the first quarter of 2000 amounted to $162 million compared with $201 million in the first quarter of 1999. Capital expenditures for exploration and production activities were $127 million in the first quarter of 2000 and $185 million in the first quarter of 1999. For the remainder of 2000, capital expenditures, excluding acquisitions, are expected to be approximately $650 million and will be financed by internally generated funds.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.       LEGAL PROCEEDINGS.

              On March 30, 2000, Region II of the United States Environmental Protection Agency issued to Hess Oil Virgin Islands Corp. ("HOVIC"), a subsidiary of the Corporation, HOVENSA L.L.C. and five (5) other companies a Draft Administrative Order on Consent (the "Draft Order"). The Draft Order seeks to require the recipients to investigate and remediate hydrocarbon contamination existing under the St. Croix Alumina L.L.C. site adjacent to the former HOVIC refinery on St. Croix, United States Virgin Islands. HOVIC and HOVENSA have responded to the Draft Order, asserting that they are not liable for the hydrocarbon releases which the Draft Order seeks to address. Negotiations with EPA and the other parties are proceeding regarding the Draft Order. Even if HOVIC or HOVENSA are determined to be liable for the releases which are the subject of the Draft Order, the Corporation does not expect the cost of investigation and remediation to be material with respect to its business or financial condition.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits
                   --------

                    None

              (b)  Reports on Form 8-K
                   -------------------

                    The Registrant filed no report on Form 8-K during the three-months ended March 31, 2000.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMERADA HESS CORPORATION
                                              (REGISTRANT)



                                              By s/s John B. Hess
                                                 ------------------------
                                                 JOHN B. HESS
                                                 CHAIRMAN OF THE BOARD AND
                                                 CHIEF EXECUTIVE OFFICER

                                              By s/s John Y. Schreyer
                                                 -----------------------------
                                                 JOHN Y. SCHREYER
                                                 EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

Date:  May 10, 2000