Form 10-Q
period 2000-06-30
AMERADA HESS CORP
filed 2000-08-10
CIK 4447

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

                      For the quarter ended June 30, 2000

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

     At June 30, 2000, 90,083,505 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        STATEMENT OF CONSOLIDATED INCOME

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS             SIX MONTHS
                                                    ENDED JUNE 30           ENDED JUNE 30
                                                 ------------------      ------------------
                                                  2000        1999        2000        1999
                                                 ------      ------      ------      ------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                    $2,644      $1,430      $5,475      $2,969
  Non-operating income
     Gain on asset sales                             --          62          --         108
     Equity in income of HOVENSA L.L.C               41           1          52          17
     Other                                           29          40          57          92
                                                 ------      ------      ------      ------

               Total revenues                     2,714       1,533       5,584       3,186
                                                 ------      ------      ------      ------


COSTS AND EXPENSES
  Cost of products sold                           1,717         865       3,592       1,864
  Production expenses                               129          97         262         215
  Marketing expenses                                122          86         228         180
  Other operating expenses                           51          59         108         116
  Exploration expenses, including dry holes
     and lease impairment                            90          78         152         141
  General and administrative expenses                51          64         102         114
  Interest expense                                   39          38          77          77
  Depreciation, depletion and amortization          167         137         341         275
                                                 ------      ------      ------      ------

               Total costs and expenses           2,366       1,424       4,862       2,982
                                                 ------      ------      ------      ------

  Income before income taxes                        348         109         722         204
  Provision for income taxes                        146          32         296          56
                                                 ------      ------      ------      ------

NET INCOME                                       $  202      $   77      $  426      $  148
                                                 ======      ======      ======      ======

NET INCOME PER SHARE
     Basic                                       $ 2.25      $  .86      $ 4.74      $ 1.65
                                                 ======      ======      ======      ======
     Diluted                                     $ 2.24      $  .86      $ 4.71      $ 1.65
                                                 ======      ======      ======      ======

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                   90.5        90.1        90.5        90.0

COMMON STOCK DIVIDENDS PER SHARE                 $  .15      $  .15      $  .30      $  .30

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            (in millions of dollars)


                                                A S S E T S
                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   2000           1999
                                                                                 --------       --------
CURRENT ASSETS
  Cash and cash equivalents                                                      $    178       $     41
  Accounts receivable                                                               1,896          1,175
  Inventories                                                                         242            373
  Other current assets                                                                556            239
                                                                                 --------       --------
               Total current assets                                                 2,872          1,828
                                                                                 --------       --------

INVESTMENTS AND ADVANCES
  HOVENSA L.L.C                                                                       761            710
  Other                                                                               221            282
                                                                                 --------       --------
               Total investments and advances                                         982            992
                                                                                 --------       --------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                  11,482         11,065
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                              7,273          7,013
                                                                                 --------       --------
               Property, plant and equipment - net                                  4,209          4,052
                                                                                 --------       --------

NOTE RECEIVABLE                                                                       539            539
                                                                                 --------       --------

DEFERRED INCOME TAXES AND OTHER ASSETS                                                278            317
                                                                                 --------       --------

TOTAL ASSETS                                                                     $  8,880       $  7,728
                                                                                 ========       ========

                   L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                                       $  1,174       $    772
  Accrued liabilities                                                               1,002            625
  Taxes payable                                                                       327            159
  Notes payable                                                                        20             18
  Current maturities of long-term debt                                                 55              5
                                                                                 --------       --------
               Total current liabilities                                            2,578          1,579
                                                                                 --------       --------

LONG-TERM DEBT                                                                      2,039          2,287
                                                                                 --------       --------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                               468            442
  Other                                                                               387            382
                                                                                 --------       --------
               Total deferred liabilities and credits                                 855            824
                                                                                 --------       --------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series
        3% cumulative convertible series
          Authorized -- 330,000 shares
           Issued -- 326,805 shares in 2000 (liquidation preference of $16)            --             --
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 90,083,505 shares at June 30, 2000;
        90,676,405 shares at December 31, 1999                                         90             91
  Capital in excess of par value                                                      815            782
  Retained earnings                                                                 2,633          2,287
  Accumulated other comprehensive income                                             (130)          (122)
                                                                                 --------       --------
               Total stockholders' equity                                           3,408          3,038
                                                                                 --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  8,880       $  7,728
                                                                                 ========       ========


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                            SIX MONTHS ENDED JUNE 30

                                  (in millions)

                                                                         2000        1999
                                                                        -----       -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $ 426       $ 148
  Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation, depletion and amortization                        341         275
          Exploratory dry hole costs                                       65          29
          Lease impairment                                                 13          13
          Gain on asset sales                                              --        (108)
          Provision (benefit) for deferred income taxes                    89         (33)
          Undistributed earnings of affiliates                            (42)         (6)
                                                                        -----       -----
                                                                          892         318
          Changes in operating assets and liabilities and other            16         (90)
                                                                        -----       -----

               Net cash provided by operating activities                  908         228
                                                                        -----       -----


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                   (405)       (420)
  Proceeds from asset sales and other                                      10         185
                                                                        -----       -----

               Net cash used in investing activities                     (395)       (235)
                                                                        -----       -----


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                                 2          14
  Long-term borrowings                                                     --         370
  Repayment of long-term debt                                            (294)       (338)
  Cash dividends paid                                                     (41)        (41)
  Common stock acquired                                                   (62)         --
  Stock options exercised                                                  20          10
                                                                        -----       -----

               Net cash provided by (used in) financing activities       (375)         15
                                                                        -----       -----

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (1)         --
                                                                        -----       -----

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 137           8

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             41          74
                                                                        -----       -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 178       $  82
                                                                        =====       =====

          See accompanying notes to consolidated financial statements.

                  PART I - FINANCIAL INFORMATION (CONT'D.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in millions)



Note 1 - The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation's consolidated financial position at June 30, 2000 and December 31, 1999, and the consolidated results of operations for the three- and six-month periods ended June 30, 2000 and 1999 and the consolidated cash flows for the six-month periods ended June 30, 2000 and 1999. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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


Note 2 - Inventories consist of the following:

                                                    June 30,     December 31,
                                                      2000           1999
                                                     -----          -----
         Crude oil and other charge stocks           $  99          $  67
         Refined and other finished products           348            393
         Less: LIFO adjustment                        (281)          (149)
                                                     -----          -----
                                                       166            311
         Materials and supplies                         76             62
                                                     -----          -----
             Total inventories                       $ 242          $ 373
                                                     =====          =====

Note 3 - The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized income statement information for HOVENSA follows:

                                        Three months             Six months
                                        ended June 30           ended June 30
                                     ------------------      ------------------
                                      2000        1999        2000        1999
                                     ------      ------      ------      ------
         Total revenues              $1,343      $  725      $2,472      $1,269
         Costs and expenses           1,261         723       2,367       1,233
                                     ------      ------      ------      ------
            Net income               $   82      $    2      $  105      $   36
                                     ======      ======      ======      ======

         Amerada Hess
            Corporation's share      $   41      $    1      $   52      $   17
                                     ======      ======      ======      ======

                  PART I - FINANCIAL INFORMATION (CONT'D.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in millions)




         In February 2000, HOVENSA reached agreement on a $600 bank financing for the construction of a 58 thousand barrel per day delayed coking unit and related facilities at its refinery and for general working capital requirements. In connection with this financing, the Corporation and PDVSA V.I. agreed to amend the note received by the Corporation at the formation of the joint venture. PDVSA V.I. deferred principal payments on the note until after completion of coker construction but not later than February 14, 2003. Principal payments are due ratably until maturity on February 14, 2011. The interest rate on the note increased to 9.46%. PDVSA V.I. has the option to reduce the interest rate to the original rate of 8.46% by repaying principal in accordance with the original amortization schedule.


Note 4 - The provision for income taxes consisted of the following:

                                 Three months            Six months
                                 ended June 30          ended June 30
                                ---------------        ---------------
                                2000       1999        2000       1999
                                ----       ----        ----       ----
         Current                $ 83       $ 35        $207       $ 89
         Deferred                 63         (3)         89        (33)
                                ----       ----        ----       ----
            Total               $146       $ 32        $296       $ 56
                                ====       ====        ====       ====


Note 5 - Foreign currency gains (losses), after income tax effects, amounted to the following:

                                    Three months            Six months
                                    ended June 30          ended June 30
                                  -----------------      ----------------
                                   2000        1999       2000       1999
                                  -----       -----      -----      -----
         Foreign currency
            gains (losses)        $  (2)      $   9      $   2      $  35
                                  =====       =====      =====      =====


Note 6 - The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows:

                                               Three months             Six months
                                               ended June 30           ended June 30
                                            ------------------      ------------------
                                             2000        1999        2000        1999
                                            ------      ------      ------      ------
         Common shares - basic                89.8        89.6        89.9        89.5
         Effect of dilutive securities
         (equivalent shares)
           Nonvested common stock               .3          .4          .4          .4
           Stock options                        .3          .1          .2          .1
           Convertible preferred
             stock                              .1          --          --          --
                                            ------      ------      ------      ------
         Common shares - diluted              90.5        90.1        90.5        90.0
                                            ======      ======      ======      ======

                  PART I - FINANCIAL INFORMATION (CONT'D.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in millions)




Note 7 - The Corporation uses futures, forwards, options and swaps, individually or in combination, to reduce the effects of fluctuations in crude oil, natural gas and refined product prices. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. After-tax deferred losses on the Corporation's petroleum hedging contracts expiring through 2001 were $160 at June 30, 2000, including $136 of unrealized losses.


Note 8 - Interest costs related to certain long-term construction projects have been capitalized in accordance with FAS No. 34 as follows:

                                     Three months           Six months
                                     ended June 30         ended June 30
                                   ----------------      ----------------
                                    2000       1999       2000       1999
                                   -----      -----      -----      -----
         Interest capitalized      $  --      $   6      $   3      $  11
                                   =====      =====      =====      =====


Note 9 - Comprehensive income, which includes net income and the effects of foreign currency translation recorded directly in stockholders' equity, is as follows:

                                     Three months           Six months
                                     ended June 30         ended June 30
                                   ----------------      ----------------
                                    2000       1999       2000       1999
                                   -----      -----      -----      -----
         Comprehensive income      $ 195      $  78      $ 418      $ 141
                                   =====      =====      =====      =====


Note 10 - On May 15, 2000, the Corporation acquired the 51% of The Meadville Corporation's outstanding stock that it did not already own for approximately $168 in cash, deferred payments and preferred stock. The deferred payments are non-interest bearing and have been discounted to $97 using a market rate. The Corporation accounted for this acquisition using the purchase method. The Meadville Corporation owned and operated 178 Merit retail gasoline stations located in the northeastern United States. This acquisition does not materially affect the Corporation's financial position or results of operations.

                  PART I - FINANCIAL INFORMATION (CONT'D.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in millions)




Note 11 - The Corporation's results by operating segment were as follows:

                                          Three months                 Six months
                                          ended June 30               ended June 30
                                      ---------------------       ---------------------
                                        2000          1999          2000          1999
                                      -------       -------       -------       -------
Operating revenues
 Exploration and production (1)       $   870       $   596       $ 1,920       $ 1,219
 Refining, marketing
   and shipping                         1,959           941         3,889         1,923
                                      -------       -------       -------       -------
      Total                           $ 2,829       $ 1,537       $ 5,809       $ 3,142
                                      =======       =======       =======       =======

Net income (loss)
 Exploration and production (2)       $   178       $    51       $   396       $   108
 Refining, marketing
   and shipping (3)                        64            59           112           112
 Corporate, including interest            (40)          (33)          (82)          (72)
                                      -------       -------       -------       -------
      Total                           $   202       $    77       $   426       $   148
                                      =======       =======       =======       =======



(1) Includes transfers to affiliates of $185 and $334 during the three- and six-month periods ended June 30, 2000, respectively, compared to $107 and $173 for the corresponding periods of 1999.

(2) Includes gains on asset sales of $30 during the six-months ended June 30, 1999.

(3) Includes gains on asset sales of $40 in the three- and six-month periods ended June 30, 1999.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


         RESULTS OF OPERATIONS

                  Operating earnings for the second quarter of 2000 amounted to $202 million compared with earnings of $37 million in the second quarter of 1999. Operating earnings in the first half of 2000 were $426 million compared with earnings of $78 million in the first half of 1999.

                  The after-tax results by major operating activity for the three and six months ended June 30, 2000 and 1999 were as follows (in millions, except per share data):


                                                 Three months             Six months
                                                 ended June 30           ended June 30
                                               -----------------       -----------------
                                                2000        1999        2000        1999
                                               -----       -----       -----       -----
         Exploration and production            $ 178       $  51       $ 396       $  78
         Refining, marketing and shipping         64          19         112          72
         Corporate                               (10)         (5)        (22)        (15)
         Interest expense                        (30)        (28)        (60)        (57)
                                               -----       -----       -----       -----

         Operating earnings                      202          37         426          78
         Gains on asset sales                     --          40          --          70
                                               -----       -----       -----       -----

         Net income                            $ 202       $  77       $ 426       $ 148
                                               =====       =====       =====       =====
         Net income per share (diluted)        $2.24       $ .86       $4.71       $1.65
                                               =====       =====       =====       =====


                  The net gain from asset sales in the second quarter of 1999 reflects the sale of southeast pipeline terminals and certain retail sites in South Carolina. The net gain from asset sales in the first half of 1999 also includes the sale of natural gas properties in California.

         Exploration and Production

                  Operating earnings from exploration and production activities increased by $127 million in the second quarter of 2000 and $318 million in the first half of 2000, reflecting higher worldwide crude oil and natural gas selling prices and sales volumes.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation's average selling prices, including the effects of hedging, were as follows:

                                                   Three months                 Six months
                                                   ended June 30               ended June 30
                                               ----------------------      ----------------------
                                                 2000          1999          2000          1999
                                               --------      --------      --------      --------
         Crude oil (per barrel)
              United States                    $  24.46      $  14.78      $  23.55      $  12.90
              Foreign                             24.09         15.08         24.89         13.00

         Natural gas liquids (per barrel)
              United States                    $  18.69      $  10.31      $  19.84      $   9.51
              Foreign                             20.64         10.90         21.60         10.13

         Natural gas (per Mcf)
              United States                    $   3.37      $   2.06      $   2.90      $   1.91
              Foreign                              2.10          1.72          2.09          1.87

                  The Corporation's net daily worldwide production was as follows (in thousands):

                                                   Three months       Six months
                                                   ended June 30     ended June 30
                                                   -------------     -------------
                                                   2000     1999     2000     1999
                                                   ----     ----     ----     ----
         Crude oil (barrels per day)
              United States                          55       55       53       51
              United Kingdom                        112       90      112      106
              Norway                                 27       25       25       25
              Denmark                                19       --       25       --
              Gabon                                   7       11        8       11
              Indonesia and Azerbaijan                7        4        7        4
                                                    ---      ---      ---      ---

                   Total                            227      185      230      197
                                                    ===      ===      ===      ===

         Natural gas liquids (barrels per day)
              United States                          12        8       13        7
              Foreign                                10        8        9        8
                                                    ---      ---      ---      ---
                   Total                             22       16       22       15
                                                    ===      ===      ===      ===

         Natural gas (Mcf per day)
               United States                        298      329      296      334
               United Kingdom                       299      245      322      253
               Norway                                24       32       25       31
               Denmark                               25       --       29       --
               Indonesia and Thailand                33        3       35        3
                                                    ---      ---      ---      ---

                   Total                            679      609      707      621
                                                    ===      ===      ===      ===

         Barrels of oil equivalent                  362      303      370      316
                                                    ===      ===      ===      ===

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The increase in United Kingdom crude oil and natural gas production in the second quarter and first half of 2000 reflects production from new fields and the effect of temporary production interruptions in several United Kingdom fields in 1999. Production commenced from the South Arne Field in Denmark in the third quarter of 1999 and was temporarily curtailed in the second quarter of 2000. Production from South Arne has resumed at a rate of approximately 36,000 net barrels of oil equivalent per day. Overall the Corporation's oil and gas production, on a barrel of oil equivalent basis, increased by 19% in the second quarter and 17% in the first half of 2000 compared with the corresponding periods of 1999.

                  Depreciation, depletion, and amortization charges relating to exploration and production activities were higher in the second quarter and first half of 2000 compared with the corresponding periods of 1999. The increases reflect higher production volumes as described above, development drilling in the North Sea and the mix of production from various fields. Production expenses were also higher in the second quarter and first half of 2000 reflecting increased production volumes, mix of production and workovers. Exploration expenses were higher in the second quarter of 2000 reflecting increased activity in the Gulf of Mexico and international exploration areas outside of the North Sea. General and administrative expenses relating to exploration and production activities were lower, primarily as a result of cost reductions in the United Kingdom.

                  The effective income tax rate on exploration and production earnings in the first half of 2000 was 42%. This rate exceeds the effective rate in the first half of 1999 when United Kingdom taxes were reduced by unusual currency translation adjustments and certain deductible allowances which expired in June 1999. The Corporation fully utilized its loss carryforward in Denmark for financial reporting purposes in the first quarter of 2000, which will increase the effective rate somewhat over the remainder of the year.

                  In the first half of 1999, operating earnings from exploration and production activities included net nonrecurring income of $18 million, principally reflecting foreign currency exchange gains, partially offset by charges for the renegotiation and termination of certain long-term contracts on drilling rigs and related service vessels.

                  Crude oil and natural gas selling prices continue to be volatile. Exploration and production earnings would be adversely affected by lower selling prices in the future.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

         Refining, Marketing and Shipping

                  Operating earnings for refining, marketing and shipping activities amounted to $64 million and $112 million in the second quarter and first half of 2000, compared with $19 million and $72 million in the corresponding periods of 1999. The Corporation's downstream operations include its 50% equity share of HOVENSA, a refining joint venture.

                  HOVENSA

                  The Corporation's share of HOVENSA's income was $41 million in the second quarter of 2000 compared with $1 million in the second quarter of 1999. The Corporation's share of HOVENSA's income in the first half of 2000 was $52 million compared with $17 million in 1999. Refined product margins improved in the second quarter of 2000, principally reflecting higher selling prices for gasoline. Throughout most of 1999 and early 2000 refined product margins were weak. The Corporation's share of HOVENSA's refining runs amounted to 212,000 barrels per day in the first half of 2000 compared with 222,000 barrels per day in the first half of 1999. In 2000, HOVENSA's earnings constitute a significant portion of the Corporation's total refining and marketing earnings. Income taxes are not recorded on HOVENSA's results due to available loss carryforwards.

                  Operating earnings from refining, marketing and shipping activities in the first half of 2000 and 1999 also include interest income of $25 million and $24 million, respectively, on the note received from PDVSA V.I. in connection with the formation of the joint venture.


                  Retail, energy marketing and other

                  Results from retail gasoline operations were lower in the second quarter and first half of 2000, compared with the corresponding periods of 1999, as selling prices did not keep pace with rising product costs. Results of energy marketing activities were comparable in the second quarter of each year but higher in the first half of 2000 due to a period of cold weather in the Corporation's marketing area. Total refined product sales volumes amounted to 68 million barrels in the first half of 2000 compared with 64 million barrels in the first half of 1999. Marketing expenses increased in the second quarter and first half of 2000, principally reflecting expanded retail operations.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation has a 50% voting interest in a consolidated partnership which trades energy commodities. The Corporation also periodically takes forward positions on energy contracts in addition to its hedging program. The Corporation's results from trading activities, including its share of the earnings of the trading partnership which was profitable in 2000 and 1999, amounted to a loss of $10 million in the first half of 2000 compared with income of $19 million in the first half of 1999. Expenses of the trading partnership are included in marketing expenses.

                  The results of refining, marketing and shipping activities will continue to be volatile, reflecting competitive industry conditions and supply and demand factors, including the effects of weather.

         Corporate

                  Corporate administrative expenses were comparable in 2000 and 1999. However, the difference in net expenses of $5 million in the second quarter of 2000, compared with 1999, primarily reflects dividend income from reinsurers, with a greater amount received in 1999.

         Consolidated Operating Revenues

                  Sales and other operating revenues increased by approximately 85% in the second quarter and first half of 2000 compared with the corresponding periods of 1999. The increases were primarily due to higher crude oil and refined product selling prices and sales volumes. The Corporation's cost of products sold also increased as a result of higher prices for purchased products.


         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $908 million in the first half of 2000 compared with $228 million in the first half of 1999. The increase was primarily due to improved operating results. The sale of fixed assets, including southeast pipeline terminals, South Carolina gasoline stations and natural gas properties in California generated proceeds of $169 million in the first half of 1999.

                  Total debt was $2,114 million at June 30, 2000 compared with $2,310 million at December 31, 1999. The debt to capitalization ratio decreased to 38% at June 30 compared with 43% at year-end. At June 30, 2000, the Corporation had $2 billion of additional borrowing capacity available under its revolving credit agreements and additional unused lines of credit under uncommitted arrangements with banks of $351 million.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation's Board of Directors approved a $300 million stock repurchase program in March 2000. Through June 30, 2000, 972,000 shares have been repurchased for approximately $62 million.

                  The Corporation uses futures, forwards, options and swaps to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation's production and the related gains or losses are an integral part of the Corporation's selling prices. At June 30, 2000, the Corporation had open hedge positions equal to 33% of its estimated worldwide crude oil production over the next twelve months and approximately 12% of its production for the succeeding twelve months. As market conditions change, the Corporation will adjust its hedge positions.

                  The Corporation uses value at risk to estimate the potential effects of changes in fair values of derivatives and other instruments used in hedging activities and derivatives and commodities used in trading activities. The Corporation estimates that at June 30, 2000, the value at risk was $23 million ($13 million at December 31, 1999) related to hedging activities and $17 million ($6 million at December 31, 1999) on trading activities.

                  The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the currency required in its North Sea operations. At June 30, 2000, the Corporation had $658 million of foreign currency exchange contracts outstanding. In addition, the Corporation uses interest-rate conversion agreements to balance its exposure to interest rates. At June 30, the Corporation had substantially all fixed-rate debt and had $450 million of notional value, interest-rate swaps that increased its percentage of floating-rate debt to 23%.

                  At June 30, 2000, the Corporation had a remaining reserve of $27 million for the decline in market value of drilling service fixed-price contracts. During the first half of 2000, the reserve was reduced by $28 million for contract payments.

                  In May, the Corporation acquired the 51% of The Meadville Corporation's outstanding stock that it did not already own for approximately $168 million in cash, deferred payments and preferred stock. The purchase includes 178 Merit retail gasoline stations located in the northeastern United States.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  In April, the Corporation reached an agreement with the Algerian National Oil Company to form a joint venture, 49% owned by the Corporation, to redevelop three Algerian oil fields. The fields currently produce 30,000 barrels of crude oil per day that the joint venture plans to increase by 2003 as a result of the development work. The Corporation will invest $55 million in 2000 and up to $500 million over the next five years for new wells, workovers of existing wells and water injection and gas compression facilities. A significant portion of the $500 million will be funded by the cash flows from these fields.

                  In July, the Corporation announced an agreement to acquire an additional 2.08% interest in three fields in Azerbaijan. The total purchase price is $150 million in cash and notes. The Corporation owned a 1.68% interest in these fields. The purchase is subject to the consent of the government of Azerbaijan and co-venturers in the fields.

                  Capital expenditures in the first half of 2000 amounted to $405 million compared with $420 million in the first half of 1999. Capital expenditures for exploration and production activities were $321 million in the first half of 2000 and $383 million in the first half of 1999. For the remainder of 2000, capital expenditures, excluding acquisitions, are expected to be approximately $500 million and will be financed by internally generated funds.

         FORWARD LOOKING INFORMATION

                  Certain sections of Management's Discussion and Analysis of Results of Operations and Financial Condition, including references to the Corporation's future results of operations and financial position, contain forward looking information. These disclosures are based on the Corporation's current assessments and reasonable assumptions about the future. Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

                  As disclosed in Registrant's Annual Report on Form 10-K for the period ended December 31, 1999, Registrant investigated and disclosed to the Texas Natural Resource Conservation Commission ("TNRCC") allegations made to the Registrant's internal reporting hotline of noncompliance with state environmental regulations at the Galena Park, Texas terminal formerly owned by Registrant. The Registrant's investigation focused on whether (i) the vapor control system at Galena Park met applicable regulatory requirements during loading of marine vessels; and (ii) Galena Park implemented required controls on air emissions resulting from tank cleaning operations. On June 28, 2000, TNRCC proposed a civil administrative penalty of $87,500 to resolve the noncompliances disclosed by Registrant relating to the tank cleaning operations. It is not possible at this time for Registrant to state whether any other proceedings arising out of the investigations will be commenced against the Registrant, or what claims would be asserted or what relief would be sought.

ITEM 2. CHANGES IN SECURITIES AND USE IN PROCEEDS.

                  On May 15, 2000, The Meadville Corporation ("Meadville") was merged into the Registrant pursuant to an Agreement and Plan of Merger between the Registrant and Meadville dated February 10, 2000 (the "Merger Agreement"). In connection therewith, 326,805 shares of Registrant's preferred stock, 3% cumulative convertible series, par value $1.00 per share and liquidation value $50 per share (the "Preferred Stock") were issued to certain holders of Meadville common stock. Pursuant to the Merger Agreement, each outstanding share of Meadville's common stock not held by Meadville or Registrant was automatically converted at the election of the beneficial holder thereof into 30.9 shares of Preferred Stock or $1,645 in cash payable in three installments on the date of the merger and on each of the first and second anniversary dates of the merger. Of the 108,579 shares of Meadville Common Stock outstanding not held by the Registrant, holders of 10,576.25 shares elected to convert such shares into shares of Preferred Stock. There were no underwriters in connection with the issuance of Preferred Stock.

                  The Preferred Stock is convertible into shares of Registrant's Common Stock, par value $1.00 per share (the "Common Stock") at the option of the holder thereof at any time after the date of the merger upon surrender of certificates evidencing the Preferred Stock at a rate of .6261 shares of Common Stock for each share of Preferred Stock. The number of shares of Common Stock into which shares of Preferred Stock is convertible is subject to adjustment in the event Registrant declares a dividend payable in shares of Common Stock, or in the event Registrant subdivides, combines or reclassifies shares of its Common Stock.

                      PART II - OTHER INFORMATION (CONT'D.)


                  The conversion ratio is also subject to adjustment in accordance with specified formulas if Registrant (i) distributes rights or warrants to all holders of Common Stock allowing them to purchase, within 60 days following the record date for such distribution, shares of Common Stock at a price less than the then current market price of the Common Stock, or (ii) distributes to all holders of Common Stock any of its assets (other than cash) or debt securities or rights to purchase securities of Registrant.

                  In addition, if any other transaction applicable to holders of the Common Stock generally adversely affects the conversion ratio of Preferred Stock but is not strictly addressed by the foregoing provisions, Registrant will appoint a disinterested financial expert to determine, or the Board of Directors shall determine, the adjustment, if any, necessary to preserve the conversion rights without dilution of the Preferred Stock.

                  The shares of Preferred Stock are not redeemable at the option of the holder. Shares of Preferred Stock may not be redeemed by Registrant for 20 years and one month following the date of the merger. On or after such date, shares of Preferred Stock may be redeemed by Registrant at $50 per share plus all accrued and unpaid dividends to the redemption date.

                  Holders of shares of Preferred Stock have no voting rights except in certain limited circumstances involving non-payment of dividends thereon.

                  Shares of Preferred Stock were issued without registration under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder. Each holder of Meadville common stock who elected to receive Preferred Stock was an accredited investor as defined in Regulation D promulgated under the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                  The Annual Meeting of Stockholders of the Registrant was held on May 3, 2000. The Inspectors of Election reported that 78,040,319 shares of Common Stock of the Registrant were represented in person or by proxy at the meeting, constituting 86.1% of the votes entitled to be cast. At the meeting, stockholders voted upon the election of five nominees for the Board of Directors for the three-year term expiring in 2003, the ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ended December 31, 2000, and approval of the adoption of the Corporation's Amended and Restated 1995 Long-Term Incentive Plan.

                      PART II - OTHER INFORMATION (CONT'D.)


                  With respect to the election of directors, the inspectors of election reported as follows:

                                         For              Withhold Authority to Vote
                Name                Nominee Listed            For Nominee Listed
         Peter S. Hadley              76,935,331                   1,104,988
         John B. Hess                 65,010,283                  13,030,036
         William R. Johnson           76,949,297                   1,091,022
         John Y. Schreyer             76,946,765                   1,093,554
         William I. Spencer           76,925,089                   1,115,230

                  The inspectors reported that 77,748,763 votes were cast for the ratification of the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2000, 45,939 votes were cast against said ratification and holders of 245,617 votes abstained.

                  The inspectors further reported that 69,676,273 votes were cast for approval of the adoption of the Corporation's Amended and Restated 1995 Long-Term Incentive Plan, 3,423,058 votes were cast against approval, 323,875 votes abstained and there were 4,617,113 broker non-votes.

                  There were no broker non-votes with respect to the election of directors or the ratification of the selection of independent auditors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                   4 - Certificate of Designations, Preferences and Rights of 3%
                       Cumulative Convertible Preferred Stock of Registrant.

                  10 - Amended and Restated 1995 Long-Term Incentive Plan.

         (b)      Reports on Form 8-K

                  The Registrant filed no report on Form 8-K during the three months ended June 30, 2000.

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



Date: August 10, 2000