Form 10-Q
period 2000-09-30
AMERADA HESS CORP
filed 2000-11-03
CIK 4447

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

                    For the quarter ended September 30, 2000

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________


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

Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes     X          No
                                                    ----------        ----------

       At September 30, 2000, 88,574,505 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS                  NINE MONTHS
                                                          ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                                       -----------------------       -----------------------
                                                         2000           1999           2000           1999
                                                       --------       --------       --------       --------
REVENUES
  Sales (excluding excise taxes) and
     other operating revenues                          $  2,833       $  1,802       $  8,308       $  4,770
  Non-operating income
     Gains on asset sales                                   - -            165            - -            273
     Equity in income of HOVENSA L.L.C                       24              7             76             24
     Other                                                   30              3             87             95
                                                       --------       --------       --------       --------

               Total revenues                             2,887          1,977          8,471          5,162
                                                       --------       --------       --------       --------


COSTS AND EXPENSES
  Cost of products sold                                   1,768          1,073          5,361          2,935
  Production expenses                                       139            111            401            327
  Marketing expenses                                        157            108            385            288
  Other operating expenses                                   60             52            168            168
  Exploration expenses, including dry holes
     and lease impairment                                    65             45            217            186
  General and administrative expenses                        50             70            152            184
  Interest expense                                           42             39            119            116
  Depreciation, depletion and amortization                  176            159            516            434
                                                       --------       --------       --------       --------

               Total costs and expenses                   2,457          1,657          7,319          4,638
                                                       --------       --------       --------       --------

  Income before income taxes                                430            320          1,152            524
  Provision for income taxes                                173            162            469            217
                                                       --------       --------       --------       --------

NET INCOME                                             $    257       $    158       $    683       $    307
                                                       ========       ========       ========       ========

NET INCOME PER SHARE
     Basic                                             $   2.89       $   1.77       $   7.63       $   3.42
                                                       ========       ========       ========       ========
     Diluted                                           $   2.86       $   1.75       $   7.57       $   3.40
                                                       ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                           89.8           90.5           90.2           90.2

COMMON STOCK DIVIDENDS PER SHARE                       $    .15       $    .15       $    .45       $    .45



          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in millions of dollars)


                                   ASSETS
                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                         2000             1999
                                                                                      ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                                            $     259        $      41
  Accounts receivable                                                                      1,848            1,175
  Inventories                                                                                367              373
  Other current assets                                                                       585              239
                                                                                       ---------        ---------
               Total current assets                                                        3,059            1,828
                                                                                       ---------        ---------

INVESTMENTS AND ADVANCES
  HOVENSA L.L.C                                                                              785              710
  Other                                                                                      236              282
                                                                                       ---------        ---------
               Total investments and advances                                              1,021              992
                                                                                       ---------        ---------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                         11,621           11,065
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                                     7,423            7,013
                                                                                       ---------        ---------
               Property, plant and equipment - net                                         4,198            4,052
                                                                                       ---------        ---------

NOTE RECEIVABLE                                                                              539              539
                                                                                       ---------        ---------

DEFERRED INCOME TAXES AND OTHER ASSETS                                                       252              317
                                                                                       ---------        ---------

TOTAL ASSETS                                                                           $   9,069        $   7,728
                                                                                       =========        =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                                             $   1,389        $     772
  Accrued liabilities                                                                        923              625
  Taxes payable                                                                              329              159
  Notes payable                                                                                2               18
  Current maturities of long-term debt                                                        57                5
                                                                                       ---------        ---------
               Total current liabilities                                                   2,700            1,579
                                                                                       ---------        ---------

LONG-TERM DEBT                                                                             1,940            2,287
                                                                                       ---------        ---------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                                      516              442
  Other                                                                                      370              382
                                                                                       ---------        ---------
               Total deferred liabilities and credits                                        886              824
                                                                                       ---------        ---------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00
     Authorized - 20,000,000 shares for issuance in series
        3% cumulative convertible series
          Authorized -- 330,000 shares
           Issued -- 326,805 shares in 2000 (liquidation preference of $16)                  - -              - -
  Common stock, par value $1.00
     Authorized - 200,000,000 shares
     Issued - 88,574,505 shares at September 30, 2000;
        90,676,405 shares at December 31, 1999                                                89               91
  Capital in excess of par value                                                             825              782
  Retained earnings                                                                        2,769            2,287
  Accumulated other comprehensive income                                                    (140)            (122)
                                                                                       ---------        ---------
               Total stockholders' equity                                                  3,543            3,038
                                                                                       ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $   9,069        $   7,728
                                                                                       =========        =========


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                         Nine Months Ended September 30
                                  (in millions)


                                                                              2000            1999
                                                                             -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $   683        $   307
  Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation, depletion and amortization                               516            434
          Exploratory dry hole costs                                              91             34
          Lease impairment                                                        20             23
          Gains on asset sales                                                   - -           (273)
          Provision for deferred income taxes                                    181             45
          Undistributed earnings of affiliates                                   (69)            (6)
                                                                             -------        -------
                                                                               1,422            564
          Changes in operating assets and liabilities and other                    9           (120)
                                                                             -------        -------

               Net cash provided by operating activities                       1,431            444
                                                                             -------        -------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                          (610)          (617)
  Proceeds from asset sales and other                                             (2)           413
                                                                             -------        -------

               Net cash used in investing activities                            (612)          (204)
                                                                             -------        -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                                           (16)            30
  Long-term borrowings                                                           - -            621
  Repayment of long-term debt                                                   (394)          (902)
  Cash dividends paid                                                            (54)           (54)
  Common stock acquired                                                         (188)           - -
  Stock options exercised                                                         51             17
                                                                             -------        -------

               Net cash used in financing activities                            (601)          (288)
                                                                             -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          - -            - -
                                                                             -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             218            (48)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    41             74
                                                                             -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   259        $    26
                                                                             =======        =======


          See accompanying notes to consolidated financial statements.

                     PART I - FINANCIAL INFORMATION (CONTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (in millions)


Note 1 - The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation's consolidated financial position at September 30, 2000 and December 31, 1999, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 and the consolidated cash flows for the nine-month periods ended September 30, 2000 and 1999. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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


Note 2 - Inventories consist of the following:

                                           September 30,  December 31,
                                               2000           1999
                                           -------------  ------------
Crude oil and other charge stocks              $  119        $   67
Refined and other finished products               469           393
Less: LIFO adjustment                            (310)         (149)
                                               ------        ------
                                                  278           311
Materials and supplies                             89            62
                                               ------        ------
     Total inventories                         $  367        $  373
                                               ======        ======


Note 3 - The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized income statement information for HOVENSA follows:

                                               Three months                 Nine months
                                            ended September 30          ended September 30
                                          ---------------------       ---------------------
                                            2000         1999          2000          1999
                                          -------       -------       -------       -------
Total revenues                            $ 1,353       $   873       $ 3,825       $ 2,142
Costs and expenses                          1,304           858         3,671         2,091
                                          -------       -------       -------       -------
        Net income                        $    49       $    15       $   154       $    51
                                          =======       =======       =======       =======

Amerada Hess
        Corporation's share               $    24       $     7       $    76       $    24
                                          =======       =======       =======       =======

                     PART I - FINANCIAL INFORMATION (CONTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (in millions)


         In February 2000, HOVENSA reached agreement on a $600 bank financing for the construction of a 58 thousand barrel per day delayed coking unit and related facilities at its refinery and for general working capital requirements. In connection with this financing, the Corporation and PDVSA V.I. agreed to amend the note received by the Corporation at the formation of the joint venture. PDVSA V.I. deferred principal payments on the note until after completion of coker construction but not later than February 14, 2003. The interest rate on the note increased to 9.46%. In October 2000, PDVSA V.I. exercised its option to repay principal in accordance with the original amortization schedule and reduced the interest rate to the original rate of 8.46%.


Note 4 - The provision for income taxes consisted of the following:

                         Three months              Nine months
                       ended September 30        ended September 30
                      -------------------       -------------------
                       2000         1999         2000         1999
                      ------       ------       ------       ------
Current               $   81       $   84       $  288       $  172
Deferred                  92           78          181           45
                      ------       ------       ------       ------
   Total              $  173       $  162       $  469       $  217
                      ======       ======       ======       ======


Note 5 - Foreign currency gains (losses), after income tax effects, amounted to the following:

                                       Three months                                 Nine months
                                    ended September 30                          ended September 30
                           ------------------------------------        ------------------------------------
                                 2000                1999                    2000                1999
                           ----------------     ---------------        ---------------     ----------------
Foreign currency
   gains (losses)          $            - -     $           (24)       $             3     $             12
                           ================     ===============        ===============     ================


Note 6 - The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows:

                                             Three months               Nine months
                                           ended September 30        ended September 30
                                          -------------------       -------------------
                                           2000         1999         2000         1999
                                          ------       ------       ------       ------
Common shares - basic                       88.8         89.8         89.5         89.6
Effect of dilutive securities
(equivalent shares)
  Nonvested common stock                      .3           .4           .3           .5
  Stock options                               .5           .3           .3           .1
  Convertible preferred
    stock                                     .2          - -           .1          - -
                                          ------       ------       ------       ------
Common shares - diluted                     89.8         90.5         90.2         90.2
                                          ======       ======       ======       ======

                     PART I - FINANCIAL INFORMATION (CONTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (in millions)


Note 7 - The Corporation uses futures, forwards, options and swaps, individually or in combination, to reduce the effects of fluctuations in crude oil, natural gas and refined product prices. These contracts correlate to movements in the value of inventory and the prices of crude oil and natural gas, and as hedges, any resulting gains or losses are recorded as part of the hedged transaction. After-tax earnings from exploration and production activities were reduced by approximately $50 and $100 for the third quarter and nine months of 2000, due to hedging activities. At September 30, 2000, after-tax deferred losses on the Corporation's petroleum hedging contracts expiring through 2001 were approximately $190, including $145 of unrealized losses.


Note 8 - Interest costs related to certain long-term construction projects have been capitalized in accordance with FAS No. 34 as follows:

                                            Three months                                 Nine months
                                         ended September 30                          ended September 30
                                ------------------------------------        ------------------------------------
                                      2000                1999                    2000                1999
                                ----------------     ---------------        ---------------     ----------------

Interest capitalized            $            - -     $             3        $             3     $             14
                                ================     ===============        ===============     ================


Note 9 - Comprehensive income, which includes net income and the effects of foreign currency translation recorded directly in stockholders' equity, is as follows:

                                                     Three months                                 Nine months
                                                  ended September 30                          ended September 30
                                         ------------------------------------        ------------------------------------
                                               2000                1999                    2000                1999
                                         ----------------     ---------------        ---------------     ----------------

Comprehensive income                     $            247     $           165        $           665     $            306
                                         ================     ===============        ===============     ================


Note 10 - On May 15, 2000, the Corporation acquired the 51% of The
          Meadville Corporation's outstanding stock that it did not already own for approximately $168 in cash, deferred payments and preferred stock. The deferred payments are non-interest bearing and have been discounted to $97 using a market interest rate. The Corporation accounted for this acquisition using the purchase method. The Meadville Corporation owned and operated 178 Merit retail gasoline stations located in the northeastern United States. This acquisition does not materially affect the Corporation's financial position or results of operations.

                     PART I - FINANCIAL INFORMATION (CONTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (in millions)



Note 11 - The Corporation's results by operating segment were as follows:

                                                   Three months                      Nine months
                                                ended September 30                ended September 30
                                            -------------------------         -------------------------
                                              2000             1999             2000             1999
                                            --------         --------         --------         --------
Operating revenues
 Exploration and production (1)             $    973         $    766         $  2,893         $  1,984
 Refining, marketing
   and shipping                                2,080            1,166            5,969            3,089
                                            --------         --------         --------         --------
       Total                                $  3,053         $  1,932         $  8,862         $  5,073
                                            ========         ========         ========         ========

Net income (loss)
 Exploration and production (2)             $    238         $     71         $    634         $    179
 Refining, marketing
   and shipping (3)                               62              128              174              240
 Corporate, including interest                   (43)             (41)            (125)            (112)
                                            --------         --------         --------         --------
       Total                                $    257         $    158         $    683         $    307
                                            ========         ========         ========         ========


         (1) Includes transfers to affiliates of $220 and $554 during the three- and nine-month periods ended September 30, 2000, respectively, compared to $130 and $303 for the corresponding periods of 1999.

         (2) Includes after-tax gains on asset sales of $30 during the nine-months ended September 30, 1999.

         (3) Includes after-tax gains on asset sales of $106 and $146 in the three- and nine-month periods ended September 30, 1999, respectively.

Note 12 - The Corporation will adopt FAS No. 133, Accounting for Derivative Instruments and Hedging Activity, on January 1, 2001. The Corporation has not yet determined what the effects of FAS No. 133 will be on its income and financial position.

                    PART I - FINANCIAL INFORMATION (CONT'D.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


         RESULTS OF OPERATIONS

                  Operating earnings for the third quarter of 2000 amounted to $257 million compared with earnings of $52 million in the third quarter of 1999. Operating earnings in the first nine months of 2000 were $683 million compared with earnings of $131 million in the first nine months of 1999.

                  The after-tax results by major operating activity for the three- and nine-month periods ended September 30, 2000 and 1999 were as follows (in millions, except per share data):

                                              Three months ended            Nine months ended
                                                 September 30                  September 30
                                            ---------------------         ---------------------
                                             2000           1999           2000           1999
                                            ------         ------         ------         ------

Exploration and production                  $  238         $   71         $  634         $  149
Refining, marketing and shipping                62             22            174             94
Corporate                                      (10)           (11)           (32)           (26)
Interest expense                               (33)           (30)           (93)           (86)
                                            ------         ------         ------         ------

Operating earnings                             257             52            683            131
Gains on asset sales                           - -            106            - -            176
                                            ------         ------         ------         ------

Net income                                  $  257         $  158         $  683         $  307
                                            ======         ======         ======         ======
Net income per share (diluted)              $ 2.86         $ 1.75         $ 7.57         $ 3.40
                                            ======         ======         ======         ======


                  The net gain from asset sales in the third quarter of 1999 reflects the sale of the Corporation's Gulf Coast terminals and certain retail sites. The net gain from asset sales in the first nine months of 1999 also includes the sale of southeast pipeline terminals, additional retail sites and natural gas properties in California.

         Exploration and Production

                  Operating earnings from exploration and production activities increased by $167 million in the third quarter of 2000 and $485 million in the first nine months of 2000 over the 1999 periods, reflecting higher worldwide crude oil and natural gas selling prices and increased sales volumes.

                    PART I - FINANCIAL INFORMATION (CONT'D.)


         RESULTS OF OPERATIONS (CONTINUED)

                  The Corporation's average selling prices, including the effects of hedging, were as follows:

                                              Three months ended           Nine months ended
                                                 September 30                 September 30
                                            -----------------------     -----------------------
                                               2000         1999          2000          1999
                                            ---------     ---------     ---------     ---------
Crude oil (per barrel)
     United States                          $   24.40     $   18.93     $   23.84     $   15.10
     Foreign                                    26.55         20.47         25.72         15.64

Natural gas liquids (per barrel)
     United States                          $   23.81     $   14.42     $   21.22     $   11.76
     Foreign                                    24.54         16.44         22.50         12.02

Natural gas (per Mcf)
     United States                          $    3.98     $    2.39     $    3.26     $    2.07
     Foreign                                     2.16          1.60          2.12          1.79


                  The Corporation's net daily worldwide production was as follows (in thousands):

                                                 Three months ended       Nine months ended
                                                    September 30             September 30
                                                 ------------------       -----------------
                                                  2000        1999         2000       1999
                                                 ------      ------       ------     ------

Crude oil (barrels per day)
     United States                                  56          57          54          53
     United Kingdom                                123         111         116         108
     Norway                                         23          26          24          25
     Denmark                                        26           7          25           2
     Gabon                                           7          10           8          11
     Indonesia and Azerbaijan                        8           4           7           4
                                                   ---         ---         ---         ---
          Total                                    243         215         234         203
                                                   ===         ===         ===         ===

Natural gas liquids (barrels per day)
     United States                                  13          12          13           9
     Foreign                                         8           7           9           7
                                                   ---         ---         ---         ---
          Total                                     21          19          22          16
                                                   ===         ===         ===         ===

Natural gas (Mcf per day)
     United States                                 282         346         292         338
     United Kingdom                                239         219         294         242
     Norway                                         21          31          23          31
     Denmark                                        45         - -          35         - -
     Indonesia and Thailand                         29          12          33           6
                                                   ---         ---         ---         ---
          Total                                    616         608         677         617
                                                   ===         ===         ===         ===

Barrels of oil equivalent                          367         335         369         322
                                                   ===         ===         ===         ===

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  On a barrel of oil equivalent basis, the Corporation's oil and gas production increased by 10% in the third quarter and 15% in the first nine months of 2000 compared with the corresponding periods of 1999. The increase in United Kingdom crude oil production in the third quarter and first nine months of 2000 principally reflects production from new fields. Production commenced from the South Arne Field in Denmark in the third quarter of 1999 and was temporarily interrupted in the second quarter of 2000. Production from South Arne resumed in the third quarter. Increased natural gas production principally from new fields in the United Kingdom, Denmark and Thailand offset lower production from natural decline in the United States.

                  Depreciation, depletion, and amortization charges relating to exploration and production activities were higher in the third quarter and first nine months of 2000 compared with the corresponding periods of 1999. The increases reflect higher production volumes and development drilling. Production expenses were also higher in the third quarter and first nine months of 2000 because of increased production volumes and higher workover costs. Exploration expenses were higher in the third quarter and nine months of 2000 reflecting increased activity in the Gulf of Mexico and international exploration areas outside of the North Sea. General and administrative expenses relating to exploration and production activities were lower, primarily as a result of cost reductions in the United Kingdom. Marketing expenses increased as a result of providing a reserve of $10 million for receivables in the United Kingdom.

                  The effective income tax rate on exploration and production earnings in the first nine months of 2000 was 42%. This rate compares to an effective rate of 46% in the first nine months of 1999.

                  In the third quarter of 1999, exploration and production earnings included net nonrecurring expenses of $29 million, principally reflecting losses on foreign currency translation. In the first nine months of 1999 nonrecurring expense of $12 million resulted primarily from charges for the renegotiation and termination of long-term contracts on drilling rigs and related service vessels, partially offset by gains on foreign currency translation. Pre-tax foreign currency gains or losses are included in non-operating income on the income statement.

                  Crude oil and natural gas selling prices continue to be volatile. Exploration and production earnings would be adversely affected by lower selling prices in the future.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

         Refining, Marketing and Shipping

                  Operating earnings for refining, marketing and shipping activities amounted to $62 million and $174 million in the third quarter and first nine months of 2000, compared with $22 million and $94 million in the corresponding periods of 1999. The Corporation's downstream operations include its 50% equity share of HOVENSA, a refining joint venture.


                  HOVENSA

                  The Corporation's share of HOVENSA's income was $24 million in the third quarter of 2000 compared with $7 million in the third quarter of 1999. The Corporation's share of HOVENSA's income in the first nine months of 2000 was $76 million compared with $24 million in 1999. Refined product margins improved in the third quarter and first nine months of 2000, principally reflecting higher selling prices for gasoline and distillates. Throughout most of 1999 refined product margins were weak. The Corporation's share of HOVENSA's refining runs amounted to 209,000 barrels per day in the first nine months of 2000 compared with 214,000 barrels per day in the first nine months of 1999. Income taxes on HOVENSA's results are offset by available loss carryforwards.

                  Operating earnings from refining, marketing and shipping activities in the first nine months of 2000 and 1999 also include interest income of $38 million and $35 million, respectively, on the note received from PDVSA V.I. in connection with the formation of the joint venture.


                  Retail, energy marketing and other

                  Results from retail gasoline operations were slightly higher in the third quarter but lower in the first nine months of 2000, compared with the corresponding periods of 1999. Selling prices did not generally keep pace with rising product costs. Results of energy marketing activities were comparable in the third quarter of each year but higher in the first nine months of 2000 due to a period of cold weather in the Corporation's marketing area. Total refined product sales volumes amounted to 98 million barrels in the first nine months of 2000 compared with 93 million barrels in the first nine months of 1999.

                  Marketing expenses increased in the third quarter and first nine months of 2000, reflecting expanded retail operations. Other operating expenses were higher in the third quarter of 2000 compared to the same period of 1999 because of higher operating expenses on company owned vessels chartered to third parties. These costs are more than offset by higher operating revenues.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities. The Corporation also periodically takes forward positions on energy contracts in addition to its hedging program. The Corporation's results from trading activities, including its share of the earnings of the trading partnership which was profitable in 2000 and 1999, amounted to a loss of $5 million in the first nine months of 2000 compared with income of $28 million in the first nine months of 1999. Expenses of the trading partnership are included in marketing expenses, including in the third quarter of 2000, a provision of $5 million after-tax for a potential loss on a receivable from a counterparty.

                  The results of refining, marketing and shipping activities will continue to be volatile, reflecting competitive industry conditions and supply and demand factors, including the effects of weather.


         Corporate

                  Corporate administrative expenses of $32 million for the first nine months of 2000 exceeded the comparable 1999 period by $6 million. Administrative expenses for the two periods were comparable; however, operating earnings of an insurance subsidiary and dividends from reinsurers were lower by $12 million pre-tax ($8 million after-tax).


         Consolidated Operating Revenues

                  Sales and other operating revenues increased by approximately 57% in the third quarter and 74% in the first nine months of 2000 compared with the corresponding periods of 1999. The increases were primarily due to higher crude oil and refined product selling prices and sales volumes. The Corporation's cost of products sold also increased as a result of higher prices for purchased products.


         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $1,431 million in the first nine months of 2000 compared with $444 million in the first nine months of 1999. Excluding changes in operating assets and liabilities, the increase was $858 million and was mainly due to improved operating results. The sales of the southeast pipeline operations, Gulf Coast terminals, certain retail sites and natural gas properties in California generated proceeds of $394 million in the first nine months of 1999.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  Total debt was $1,999 million at September 30, 2000 compared with $2,310 million at December 31, 1999. The debt to capitalization ratio decreased to 36% at September 30 compared with 43% at year-end. At September 30, 2000, the Corporation had $2 billion of additional borrowing capacity available under its revolving credit agreements and additional unused lines of credit under uncommitted arrangements with banks of $369 million.

                  The Corporation's Board of Directors approved a $300 million stock repurchase program in March 2000. Through September 30, 2000, 2,957,000 shares have been repurchased for approximately $188 million.

                  The Corporation uses futures, forwards, options and swaps to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation's production and the related gains or losses are an integral part of the Corporation's selling prices. At September 30, 2000, the Corporation had open hedge positions equal to 35% of its estimated worldwide crude oil production over the next twelve months and approximately 11% of its production for the succeeding twelve months. As market conditions change, the Corporation will adjust its hedge positions.

                  The Corporation uses value at risk to estimate the potential effects of changes in fair values of derivatives and other instruments used in hedging activities and derivatives and commodities used in trading activities. The Corporation estimates that at September 30, 2000, the value at risk was $25 million ($13 million at December 31, 1999) related to hedging activities and $18 million ($6 million at December 31, 1999) on trading activities.

                  The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the currency required in its North Sea operations. At September 30, 2000, the Corporation had $645 million of foreign currency exchange contracts outstanding. In addition, the Corporation uses interest-rate swaps to balance its exposure to interest rates. At September 30, the Corporation had substantially all fixed-rate debt and had $225 million of notional value, interest-rate swaps that increased its percentage of floating-rate debt to 12%.

                  At September 30, 2000, the Corporation had a remaining reserve of $22 million for the decline in market value of drilling service fixed-price contracts. During the first nine months of 2000, $33 million of contract payments reduced the reserve.

                  In May, the Corporation acquired the 51% of The Meadville Corporation's outstanding stock that it did not already own for approximately $168 million in cash, deferred payments and preferred stock. The purchase includes 178 Merit retail gasoline stations located in the northeastern United States.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  In April, the Corporation reached an agreement with the Algerian National Oil Company to form a joint venture, 49% owned by the Corporation, to redevelop three Algerian oil fields. The fields currently produce 30,000 barrels of crude oil per day and the joint venture plans to increase their production. The Corporation will invest $55 million in 2000 and up to $500 million over the next five years for new wells, workovers of existing wells and water injection and gas compression facilities. A significant portion of the $500 million will be funded by the cash flows from these fields.

                  In July, the Corporation announced an agreement to acquire an additional 2.08% interest in three fields in Azerbaijan. The total purchase price is $150 million in cash and notes. The purchase is subject to the consent of the government of Azerbaijan and to preemption rights of co-venturers in the fields. The Corporation currently owns a 1.68% interest in these fields.

                  In October, the Corporation announced that it was exploring a potential joint venture with a company that owns and operates 120 gasoline stations and convenience stores and 21 travel centers.

                  Capital expenditures in the first nine months of 2000 amounted to $610 million compared with $617 million in the first nine months of 1999. Capital expenditures for exploration and production activities were $492 million in the first nine months of 2000 and $560 million in the first nine months of 1999. For the remainder of 2000, capital expenditures, excluding acquisitions, are expected to be approximately $400 million and will be financed by internally generated funds.


         FORWARD LOOKING INFORMATION

                  Certain sections of Management's Discussion and Analysis of Results of Operations and Financial Condition, including references to the Corporation's future results of operations and financial position, contain forward-looking information. These disclosures are based on the Corporation's current assessments and reasonable assumptions about the future. Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors.

                  PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  The Registrant filed no report on Form 8-K during the three months ended September 30, 2000. On October 25, 2000, the Registrant filed a Form 8-K including its third quarter earnings release and information related to its earnings teleconference.

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




Date:  November 3, 2000