Form 10-K
period 2000-12-31
AMERADA HESS CORP
filed 2001-03-28
CIK 4447

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $5,396,000,000 as of February 28, 2001.
     At February 28, 2001, 88,853,955 shares of Common Stock were outstanding. Certain items in Parts I and II incorporate information by reference from the 2000 Annual Report to Stockholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 2, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Amerada Hess Corporation (the "Registrant") is a Delaware corporation, incorporated in 1920. The Registrant and its subsidiaries (collectively referred to as the "Corporation") explore for, produce, purchase, transport and sell crude oil and natural gas. These exploration and production activities take place in the United States, United Kingdom, Norway, Denmark, Gabon, Algeria, Azerbaijan, Indonesia, Thailand, Malaysia, Brazil and other countries. The Corporation also manufactures, purchases, transports, trades and markets refined petroleum and other energy products. The Corporation owns 50% of a refinery joint venture in the United States Virgin Islands, and another refining facility, terminals and retail outlets located on the East Coast of the United States.

EXPLORATION AND PRODUCTION

     At December 31, 2000, the Corporation had 755 million barrels of proved crude oil and natural gas liquids reserves compared with 698 million barrels at the end of 1999. Proved natural gas reserves were 1,807 million Mcf at December 31, 2000 compared with 1,904 million Mcf at December 31, 1999. Of the Corporation's proved reserves (on a barrel of oil equivalent basis), 23% are located in the United States, 55% are located in the United Kingdom, Norwegian and Danish sectors of the North Sea and the remainder are located in Algeria, Azerbaijan, Gabon, Indonesia and Thailand.

     Worldwide crude oil and natural gas liquids production amounted to 261,000 barrels per day in 2000 compared with 232,000 barrels per day in 1999. Worldwide natural gas production was 679,000 Mcf per day in 2000 compared with 643,000 Mcf per day in 1999. The Corporation has a number of oil and gas developments in progress and it also has an inventory of domestic and foreign drillable prospects.

     UNITED STATES. Amerada Hess Corporation operates mainly offshore in the Gulf of Mexico and onshore in Texas, Louisiana and North Dakota. During 2000, 26% of the Corporation's crude oil and natural gas liquids production and 42% of its natural gas production were from United States operations.

     The table below sets forth the Corporation's average daily net production by area in the United States:

                                                              2000      1999
                                                              ----      ----
CRUDE OIL, INCLUDING CONDENSATE AND
  NATURAL GAS LIQUIDS (THOUSANDS OF BARRELS PER DAY)
  Gulf of Mexico............................................   35        32
  Texas.....................................................   14        15
  North Dakota..............................................   14        13
  Louisiana.................................................    1         2
  Other.....................................................    3         3
                                                              ---       ---
          Total.............................................   67        65
                                                              ===       ===

NATURAL GAS (THOUSANDS OF MCF PER DAY)
  Gulf of Mexico............................................  160       191
  North Dakota..............................................   55        59
  Louisiana.................................................   40        52
  Texas.....................................................   19        22
  New Mexico................................................   13        12
  Other.....................................................    1         2
                                                              ---       ---
          Total.............................................  288       338
                                                              ===       ===

BARRELS OF OIL EQUIVALENT (THOUSANDS OF BARRELS PER DAY)....  115       121
                                                              ===       ===

--------------------------------------------------------------------------------

     At December 31, 2000, the Corporation has an interest in 151 exploration blocks in the Gulf of Mexico of which it operates 101. The Corporation has 514,000 net undeveloped acres in the Gulf of Mexico.

     In the first quarter of 2001, the Corporation reached agreement to purchase natural gas properties onshore and offshore Louisiana for approximately $750 million. Production from these properties is averaging about 200,000 Mcf of natural gas equivalent per day in 2001 and will peak at about 250,000 Mcf per day in 2003. In addition, the Corporation acquired Gulf of Mexico properties that will produce about 30,000 Mcf of natural gas equivalent per day in 2001.

     UNITED KINGDOM. The Corporation's activities in the United Kingdom are conducted by its wholly-owned subsidiary, Amerada Hess Limited. During 2000, 48% of the Corporation's crude oil and natural gas liquids production and 44% of its natural gas production were from United Kingdom operations.

     The table below sets forth the Corporation's average daily net production in the United Kingdom by field and the Corporation's interest in each at December 31, 2000:

                                                       INTEREST            2000    1999
               PRODUCING FIELD                         --------            ----    ----
CRUDE OIL, INCLUDING CONDENSATE AND NATURAL
  GAS LIQUIDS (THOUSANDS OF BARRELS PER DAY)
  Scott/Telford...............................       34.95/31.42%           28      36
  Beryl/Ness/Nevis/Buckland...................  22.22/22.22/37.35/14.07     26      25
  Fife/Fergus/Flora...........................     85.00/65.00/85.00        20      17
  Schiehallion................................           15.67              15      12
  Arbroath/Montrose/Arkwright.................           28.21               7       9
  Hudson......................................           28.00               7       7
  Ivanhoe/Rob Roy/Hamish......................           76.56               7       4
  Bittern.....................................           28.28               7      --
  Other.......................................          Various              8       7
                                                                           ---     ---
       Total..................................                             125     117
                                                                           ===     ===
NATURAL GAS (THOUSANDS OF MCF PER DAY)
  Beryl/Ness/Nevis/Buckland...................  22.22/22.22/37.35/14.07%    72      82
  Everest/Lomond..............................        18.67/16.67           58      57
  Davy/Bessemer...............................        27.78/23.08           45      42
  Easington Catchment Area....................           23.84              39      --
  Indefatigable...............................           23.08              21      26
  Scott/Telford...............................        34.95/31.42           19      26
  Other.......................................          Various             43      25
                                                                           ---     ---
       Total..................................                             297     258
                                                                           ===     ===
BARRELS OF OIL EQUIVALENT (THOUSANDS OF
  BARRELS PER DAY)............................                             174     161
                                                                           ===     ===

--------------------------------------------------------------------------------

     The Corporation is developing several oil and gas fields in the United Kingdom North Sea and is evaluating other discoveries. Amerada Hess Limited owns 25% of the shares of Premier Oil plc, a United Kingdom company with international exploration and production interests.

     NORWAY. The Corporation's activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/S. Norwegian operations accounted for crude oil and natural gas liquids production of 27,000 barrels per day in 2000 and 1999. Natural gas production averaged 24,000 Mcf and 31,000 Mcf per day in 2000 and 1999, respectively. Substantially all of the 2000 Norwegian production is from the Corporation's 28.09% interest in the Valhall Field. An enhanced-recovery waterflood project for the Valhall Field has been approved and initial water injection is scheduled for 2003.

     DENMARK. Amerada Hess ApS, the Corporation's Danish subsidiary, operates the South Arne Field, which completed its first full year of production in 2000. Net production from the Corporation's 57.48% interest in the South Arne Field was 25,000 barrels of oil per day and 37,000 Mcf of natural gas per day in 2000.

     GABON. Amerada Hess Production Gabon (AHPG), the Corporation's 77.5% Gabonese subsidiary, has a 10% interest in the Rabi Kounga Field in Gabon. The Corporation's share of production averaged 7,000 net barrels of crude oil per day in 2000 and 10,000 net barrels per day in 1999. AHPG has a 40% interest in the onshore Atora Field, which began producing in 2001. Net production in 2001 is expected to be approximately 9,000 barrels of crude oil per day from the Corporation's interests in Gabon.

     INDONESIA. The Corporation has a 30% interest in the Jabung Production Sharing Contract, which contains the North Geragai and Makmur fields. Net production from these fields averaged 4,000 barrels of oil per day in 2000. The Jabung production sharing contract area contains additional discoveries for which development plans are either underway or being considered. In addition, the Corporation has interests in other production sharing contracts in Indonesia on which discoveries have been made.

     THAILAND. The Corporation has a 15% interest in the Pailin gas field offshore Thailand. Net production from the Corporation's interest in 2000 averaged 23,000 Mcf of natural gas per day.

     ALGERIA. In 2000, the Corporation acquired a 49% interest in a joint venture with the Algerian national oil company, which will redevelop three Algerian oil fields. The Corporation will invest up to $500 million over the next five years for new wells, workovers of existing wells and water injection and gas compression facilities. The Corporation expects net production of 14,000 barrels of crude oil per day in 2001.

     AZERBAIJAN. The Corporation has a 2.72% equity interest in the AIOC Consortium in the Caspian Sea. Net production from its interest averaged 3,000 barrels of oil per day in 2000 and is expected to average in excess of 5,000 barrels per day late in 2001.

     BRAZIL. The Corporation has varying interests in six exploration blocks offshore Brazil. Seismic acquisitions and initial drilling have taken place. Additional seismic activity and two exploration wells are planned in 2001.

REFINING AND MARKETING

     REFINING. The Corporation owns a 50% interest in the HOVENSA refining joint venture in the United States Virgin Islands. In addition, it owns and operates a refining facility in Port Reading, New Jersey.

     HOVENSA. In 2000, the Corporation's share of refinery crude runs averaged 211,000 barrels per day compared with 209,000 barrels per day in 1999. The refinery joint venture with a subsidiary of Petroleos de Venezuela S.A. was formed on October 30, 1998. Petroleos de Venezuela supplies 155,000 barrels per day of Venezuelan Mesa crude oil to HOVENSA under a long-term crude oil supply contract. The remaining crude oil is purchased mainly under contracts of one year or less from third parties and through spot purchases on the open market. After sales of refined products by HOVENSA to third parties, the Corporation purchases 50% of HOVENSA's remaining production at market prices. Construction is in process on a 58,000 barrel per day delayed coking unit and related facilities, which are anticipated to be completed in the second quarter of 2002. HOVENSA has a long-term supply contract with Petroleos de Venezuela to purchase 115,000 barrels per day of heavy Venezuelan Merey crude oil commencing on completion of the coker.

     Port Reading Facility. The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey. This facility processes vacuum gas oil and residual fuel oil. It currently operates at a rate of approximately 60,000 barrels per day and produces substantially all gasoline and heating oil.

     MARKETING. The Corporation markets refined petroleum products on the East Coast of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, commercial airlines, governmental agencies and public utilities. It also markets natural gas to utilities and other industrial and commercial customers. The Corporation has expanded its energy marketing activities to include electricity.

     Including gasoline stations acquired from the Meadville Corporation in 2000, the Corporation has 929 HESS(R) gasoline stations at December 31, 2000, of which approximately 75% are company operated. Most of the gasoline stations are concentrated in densely populated areas, principally in New York, New Jersey, Pennsylvania and Florida, and approximately 540 have convenience stores. The Corporation owns approximately 70% of the properties on which the stations are located.

     In late 2000, the Corporation announced that it plans to invest approximately $90 million in a 50% joint venture which will own and operate 120 gasoline stations and 21 travel centers, located primarily in North Carolina, South Carolina and Virginia. Gasoline and diesel fuel will be sold under the Hess brand. The Corporation also reached agreement to purchase 53 retail outlets located in Boston and southern New Hampshire. The Corporation expects these transactions to close early in the second quarter of 2001.

     During 2000, the Corporation's energy marketing activities included the sale and distribution of distillate and fuel oil to customers in its East Coast market area and the continued expansion of its natural gas marketing activities to industrial and commercial customers, principally through acquisitions. In addition, the Corporation has a wholly-owned subsidiary which provides distributed electric generation to industrial and commercial customers as an alternative to purchasing electric from local utilities. The Corporation also has invested in long-term technology to develop fuel cells for electricity generation through a joint venture with two other parties.

     The Corporation has 23 terminals with an aggregate storage capacity of 22 million barrels concentrated in its East Coast marketing areas. Refined product sales averaged 366,000 barrels per day in 2000 and 344,000 barrels per day in 1999. Of total refined products sold in 2000, approximately 60% was obtained from HOVENSA and Port Reading. The Corporation purchased the balance from others under short-term supply contracts and by spot purchases from various sources.

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

     The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries ("OPEC"), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production and other matters has a significant impact on oil markets and the Corporation. The derivatives markets are also important in influencing the selling prices of crude oil, natural gas and refined products. The Corporation cannot predict the extent to which future market conditions may be affected by foreign oil producing countries, the derivatives markets or other external influences.

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

     Compliance with various environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a materially adverse effect on the Corporation's earnings and competitive position within the industry. The Corporation expended $7 million in 2000 for environmental remediation, with a comparable amount anticipated for 2001. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $5 million in 2000 and the Corporation anticipates comparable capital expenditures in 2001. Regulatory changes already made or anticipated in the United States will alter the composition and emissions characteristics of motor fuels. Future capital expenditures necessary to comply with these regulations may be substantial.

     The number of persons employed by the Corporation averaged 9,891 in 2000 and 8,485 in 1999.

     Additional operating and financial information relating to the business and properties of the Corporation appears in the text on pages 6 through 12 under the heading "Exploration and Production," on pages 15 and 16 under the heading "Refining and Marketing," on pages 19 through 26 under the heading "Financial Review" and on pages 27 through 57 of the accompanying 2000 Annual Report to Stockholders, which information is incorporated herein by reference.*

ITEM 2.  PROPERTIES

     Reference is made to Item 1 and the operating and financial information relating to the business and properties of the Corporation which is incorporated in Item 1 by reference.

     Additional information relating to the Corporation's oil and gas operations follows:

1. OIL AND GAS RESERVES

     The Corporation's net proved oil and gas reserves at the end of 2000, 1999 and 1998 are presented under Supplementary Oil and Gas Data in the accompanying 2000 Annual Report to Stockholders, which has been incorporated herein by reference.

     During 2000, the Corporation provided oil and gas reserve estimates for 1999 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

     The Corporation has no contracts or agreements to sell fixed quantities of its crude oil production, although derivative instruments are used to reduce the effects of changes in selling prices. In the United States, natural gas is sold through the Company's marketing division to local distribution companies, and commercial, industrial, and other purchasers, on a spot basis and under contracts for varying periods. The Corporation's United States production is expected to approximate 40% of its 2001 commitments under these contracts which total approximately 1,100,000 Mcf per day. Third party purchases will be used to supplement the Corporation's production in fulfilling its sales commitments and in making spot sales. In the United Kingdom, approximately 25% of annual natural gas production is sold under field specific take or pay contracts. Additionally, approximately 300,000 Mcf per day of natural gas is sold by the Corporation's United Kingdom marketing subsidiary to commercial and industrial companies, generally under one year contracts, and to residential customers. After take or pay sales, the Company can supply approximately 70% of United Kingdom marketing sales commitments from its own production. The remainder will be supplied by purchases of natural gas from third parties. The Corporation attempts to minimize price and supply risks associated with its United States and United Kingdom natural gas supply commitments by entering into purchase contracts with third parties having adequate sources of supply, on terms substantially similar to those under its commitments.

--------------------------------------------------------------------------------

* Except as to information specifically incorporated herein by reference under Items 1, 2, 5, 6, 7, 7A and 8, no other information or data appearing in the 2000 Annual Report to Stockholders is deemed to be filed with the Securities and Exchange Commission (SEC) as part of this Annual Report on Form 10-K, or otherwise subject to the SEC's regulations or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

2. AVERAGE SELLING PRICES AND AVERAGE PRODUCTION COSTS

                                                              2000    1999    1998
-----------------------------------------------------------------------------------
Average selling prices (Note A)
     Crude oil, including condensate and natural gas
       liquids (per barrel)
          United States                                      $23.66  $16.23  $12.02
          Europe                                              25.28   17.85   13.15
          Africa, Asia and other                              27.06   18.38   12.35

          Average                                             24.99   17.44   12.83

     Natural gas (per Mcf)
          United States                                      $ 3.74  $ 2.14  $ 2.08
          Europe                                               2.18    1.77    2.28
          Africa, Asia and other                               2.45    2.24    1.10

          Average                                              2.82    1.96    2.18
-----------------------------------------------------------------------------------

Average production (lifting) costs per barrel of
  production (Note B)
          United States                                      $ 3.52  $ 2.86  $ 3.76
          Europe                                               4.17    4.58    5.14
          Africa, Asia and other (Note C)                      5.78    3.87    4.87

          Average                                              4.07    3.93    4.70
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

     Note C: Variations in production costs reflect changes in the mix of the Corporation's producing fields in Africa and Asia, including fields under production sharing contracts.

     The foregoing tabulation does not include substantial costs and charges applicable to finding and developing proved oil and gas reserves, nor does it reflect significant outlays for related general and administrative expenses, interest expense and income taxes.

3. GROSS AND NET UNDEVELOPED ACREAGE AT DECEMBER 31, 2000

                                                       UNDEVELOPED ACREAGE*
                                                          (IN THOUSANDS)
                                                       --------------------
                                                         GROSS       NET
---------------------------------------------------------------------------
United States........................................    1,002        616
Europe...............................................    8,531      2,916
Africa, Asia and other...............................   23,740     11,503
                                                        ------     ------
          Total......................................   33,273     15,035
                                                        ======     ======
---------------------------------------------------------------------------

* Includes acreage held under production sharing contracts.

4. GROSS AND NET DEVELOPED ACREAGE AND PRODUCTIVE WELLS AT DECEMBER 31, 2000

                                            DEVELOPED ACREAGE    PRODUCTIVE WELLS (NOTE A)
                                              APPLICABLE TO     ---------------------------
                                             PRODUCTIVE WELLS       OIL            GAS
                                              (IN THOUSANDS)    ------------  -------------
-------------------------------------------------------------------------------------------
                                             GROSS      NET     GROSS   NET   GROSS    NET
                                            --------  --------  ------  ----  ------   ----
United States.............................   1,834       508    2,185   598    224     144
Europe....................................     728       193      308    83    158      33
Africa, Asia and other....................   1,246       393      495    93     60      11
                                             -----     -----    -----   ---    ---     ---
          Total...........................   3,808     1,094    2,988   774    442     188
                                             =====     =====    =====   ===    ===     ===
-------------------------------------------------------------------------------------------

     Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 44 gross wells and 18 net wells.

5. NUMBER OF NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                             NET EXPLORATORY WELLS      NET DEVELOPMENT WELLS
                                            ------------------------   ------------------------
                                             2000     1999     1998     2000     1999     1998
-----------------------------------------------------------------------------------------------
Productive wells
     United States........................     2        4        3       19       19       22
     Europe...............................     1        -        2        6       10        9
     Africa, Asia and other...............     1        2        4       11        4        8
                                              --       --       --       --       --       --
          Total...........................     4        6        9       36       33       39
                                              --       --       --       --       --       --
Dry holes
     United States........................     9        4       11        3        -        6
     Europe...............................     3        4        4        -        -        -
     Africa, Asia and other...............     3        1        4        -        -        -
                                              --       --       --       --       --       --
          Total...........................    15        9       19        3        -        6
                                              --       --       --       --       --       --
Total.....................................    19       15       28       39       33       45
                                              ==       ==       ==       ==       ==       ==

--------------------------------------------------------------------------------

6. NUMBER OF WELLS IN PROCESS OF DRILLING AT DECEMBER 31, 2000

                                                             GROSS    NET
                                                             WELLS   WELLS
--------------------------------------------------------------------------
United States..............................................   16      12
Europe.....................................................   12       2
Africa, Asia and other.....................................    8       3
                                                              --      --
          Total............................................   36      17
                                                              ==      ==

--------------------------------------------------------------------------------

7. NUMBER OF WATERFLOODS AND PRESSURE MAINTENANCE PROJECTS IN PROCESS OF INSTALLATION AT DECEMBER 31, 2000 -- 4

--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

     As reported in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, allegations were made to the Registrant's internal reporting hotline concerning noncompliance at the Corpus Christi terminal, formerly owned by Registrant, with federal and state environmental regulations and its investigation of this noncompliance. These allegations and the subsequent investigations were voluntarily disclosed to the Texas Natural Resource Conservation Commission ("TNRCC") and related to (i) onsite disposal of wastes and whether or not such wastes should have been managed as hazardous wastes under the Resource Conservation and Recovery Act; and (ii) nonreporting or misreporting of the results of wastewater discharge samples required to be obtained by the Corpus Christi wastewater discharge permit. The Registrant settled all civil liabilities to TNRCC that might have attached as a result of the alleged discharge of hydrocarbons and certain specified waste disposal and wastewater discharge allegations. Investigations by TNRCC and the United States Environmental Protection Agency ("EPA") relating to waste disposal practices and wastewater discharge reporting at Corpus Christi may be continuing. It is not possible at this time for Registrant to state whether any additional proceedings arising out of the investigations will be commenced against the Registrant, or what claims would be asserted or what relief would be sought.

     The Registrant investigated and disclosed to TNRCC allegations made to the Registrant's internal reporting hotline of noncompliance at the Galena Park, Texas terminal, formerly owned by Registrant, with state environmental regulations. The Registrant's investigation focused on whether (i) the vapor control system at Galena Park met applicable regulatory requirements during loading of marine vessels; and (ii) Galena Park implemented required controls on air emissions resulting from tank cleaning operations. The Registrant settled all civil liabilities relating to air emissions from tank cleaning by payment of a fine of $47,600 on September 22, 2000. On December 22, 2000, TNRCC issued a proposed Appeal Order assessing a fine of $103,125 relating to control of emissions from loading of marine vessels. The Registrant and the current owner of the Galena Park terminal, Williams Terminals Holdings, LLC are engaging in discussion with TNRCC and anticipate resolution of this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents information as of February 1, 2001 regarding executive officers of the Registrant:

                                                                                                  YEAR
                                                                                               INDIVIDUAL
                                                                                               BECAME AN
                                                                                               EXECUTIVE
              NAME             AGE                         OFFICE HELD*                         OFFICER
    ------------------------------------------------------------------------------------------------------
    John B. Hess............   46      Chairman of the Board, Chief Executive Officer and         1983
                                         Director
    W. S. H. Laidlaw........   45      President, Chief Operating Officer and Director            1986
    J. Barclay Collins II...   56      Executive Vice President, General Counsel and              1986
                                         Director
    John Y. Schreyer........   61      Executive Vice President, Chief Financial Officer and      1990
                                         Director
    Alan A. Bernstein.......   56      Senior Vice President                                      1987
    F. Lamar Clark..........   67      Senior Vice President                                      1990
    John A. Gartman.........   53      Senior Vice President                                      1997
    Neal Gelfand............   56      Senior Vice President                                      1980
    Gerald A. Jamin.........   59      Senior Vice President and Treasurer                        1985
    Lawrence H. Ornstein....   49      Senior Vice President                                      1995
    Robert P. Strode........   44      Senior Vice President                                      2000
    F. Borden Walker........   47      Senior Vice President                                      1996

--------------------------------------------------------------------------------

     * All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant, and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 3, 2000. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 2, 2001.

     Except for Messrs. Strode, Gartman and Walker, each of the above officers has been employed by the Registrant or its subsidiaries in various managerial and executive capacities for more than five years. Mr. Strode had served in senior executive positions in the area of exploration at Vastar Resources, Inc. and Atlantic Richfield Company prior to his employment with Registrant in April 2000. Prior to his employment with the Registrant in August 1996, Mr. Walker had been a general manager in the areas of gasoline marketing, convenience store development and advertising at Mobil Corporation. Mr. Gartman had been a vice president of Public Service Electric and Gas Company in the area of energy marketing prior to his employment with the Registrant in October 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 2000 and 1999, dividend payments and restrictions thereon and the number of holders of Common Stock is presented on page 26 (Financial Review), pages 36 and 37 (Long-Term Debt) and on page 54 (Ten-Year Summary of Financial Data) of the accompanying 2000 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     A Ten-Year Summary of Financial Data is presented on pages 52 through 55 of the accompanying 2000 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is presented on pages 19 through 26 of the accompanying 2000 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is presented under "Derivative Instruments" on pages 24 and 25 and in Footnote 14 on pages 42 and 43 of the accompanying 2000 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, including the Report of Ernst & Young LLP, Independent Auditors, the Supplementary Oil and Gas Data (unaudited) and the Quarterly Financial Data (unaudited) are presented on pages 26 through 51 of the accompanying 2000 Annual Report to Stockholders, which has been incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            ------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 2, 2001.

     Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to "Election of Directors-Executive Compensation and Other Information," other than information under "Compensation Committee Report on Executive Compensation" and "Performance Graph" included therein, from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 2, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Election of Directors-Ownership of Voting Securities by Certain Beneficial Owners" and "Election of Directors-Ownership of Equity Securities by Management" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 2, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is incorporated herein by reference to "Election of Directors" from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 2, 2001.

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

         3. EXHIBITS

                        3 (1)       -Restated Certificate of Incorporation of Registrant
                                      incorporated by reference to Exhibit 19 of Form 10-Q of
                                      Registrant for the three months ended September 30, 1988.
                        3 (2)       -By-Laws of Registrant incorporated by reference to Exhibit
                                      3(2) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1985.
                        4 (1)       -Certificate of designations, preferences and rights of 3%
                                      cumulative convertible preferred stock of Registrant
                                      incorporated by reference to Exhibit 4 of Form 10-Q of
                                      Registrant for the three months ended June 30, 2000.
                        4 (2)       -Note and Warrant Purchase Agreement, dated June 27, 1991
                                      (including the form of the Common Stock Purchase Warrant
                                      expiring June 27, 2001, included as Exhibit B thereof)
                                      incorporated by reference to Exhibit 4 of Form 10-Q of
                                      Registrant for the three months ended June 30, 1991.
                        4 (3)       -Amendment, dated as of May 15, 1992 to the Note and Warrant
                                      Purchase Agreement, dated June 27, 1991 (including the
                                      form of the common stock purchase warrant expiring June
                                      27, 2001, included as Exhibit B thereof), incorporated by
                                      reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended June 30, 1992.
                        4 (4)       -Third Amended and Restated Credit Agreement ("Facility A")
                                      dated as of January 23, 2001 among Amerada Hess
                                      Corporation, the lenders party thereto and The Chase
                                      Manhattan Bank, as Administrative Agent.
                        4 (5)       -Third Amended and Restated Credit Agreement ("Facility B")
                                      dated as of January 23, 2001 among Amerada Hess
                                      Corporation, the lenders party thereto and The Chase
                                      Manhattan Bank, as Administrative Agent.
                        4 (6)       -Indenture dated as of October 1, 1999 between Registrant
                                      and The Chase Manhattan Bank, as Trustee, incorporated by
                                      reference to Exhibit 4(1) of Form 10-Q of Registrant for
                                      the three months ended September 30, 1999.
                        4 (7)       -First Supplemental Indenture dated as of October 1, 1999
                                      between Registrant and The Chase Manhattan Bank, as
                                      Trustee, relating to Registrant's 7 3/8% Notes due 2009
                                      and 7 7/8% Notes due 2029, incorporated by reference to
                                      Exhibit 4(2) to Form 10-Q of Registrant for the three
                                      months ended September 30, 1999.
                                    -Other instruments defining the rights of holders of
                                      long-term debt of Registrant and its consolidated
                                      subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not
                                      exceed 10 percent of the total assets of Registrant and
                                      its subsidiaries on a consolidated basis. Registrant
                                      agrees to furnish to the Commission a copy of any instru-
                                      ments defining the rights of holders of long-term debt of
                                      Registrant and its subsidiaries upon request.
                       10 (1)       -Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                                      incorporated by reference to Exhibit 10(4) of Form 10-Q of
                                      Registrant for the three months ended June 30, 1981.
                       10 (2)       -Restated Second Extension and Amendment Agreement dated
                                      July 27, 1990 between Hess Oil Virgin Islands Corp. and
                                      the Government of the Virgin Islands incorporated by
                                      reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.

                       10 (3)       -Technical Clarifying Amendment dated as of November 17,
                                      1993 to Restated Second Extension and Amendment Agreement
                                      between the Government of the Virgin Islands and Hess Oil
                                      Virgin Islands Corp. incorporated by reference to Exhibit
                                      10(3) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1993.
                       10 (4)       -Third Extension and Amendment Agreement dated April 15,
                                      1998 and effective October 30, 1998 among Hess Oil Virgin
                                      Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the
                                      Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.
                       10 (5)*      -Incentive Compensation Award Plan for Key Employees of
                                      Amerada Hess Corporation and its subsidiaries incorporated by reference to Exhibit 10(2) of Form 10-K of Registrant
                                      for the fiscal year ended December 31, 1980.
                       10 (6)*      -Financial Counseling Program description incorporated by
                                      reference to Exhibit 10(3) of Form 10-K of Registrant for
                                      the fiscal year ended December 31, 1980.
                       10 (7)*      -Executive Long-Term Incentive Compensation and Stock
                                      Ownership Plan of Registrant dated June 3, 1981
                                      incorporated by reference to Exhibit 10(5) of Form 10-Q of
                                      Registrant for the three months ended June 30, 1981.
                       10 (8)*      -Amendment dated as of December 5, 1990 to the Executive
                                      Long-Term Incentive Compensation and Stock Ownership Plan
                                      of Registrant incorporated by reference to Exhibit 10(9)
                                      of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1990.
                       10 (9)*      -Amerada Hess Corporation Pension Restoration Plan dated
                                      January 19, 1990 incorporated by reference to Exhibit
                                      10(9) of Form 10-K of Registrant for the fiscal year ended
                                      December 31, 1989.
                       10 (10)*     -Letter Agreement dated August 8, 1990 between Registrant
                                      and Mr. John Y. Schreyer relating to Mr. Schreyer's
                                      participation in the Amerada Hess Corporation Pension
                                      Restoration Plan incorporated by reference to Exhibit
                                      10(11) of Form 10-K of Registrant for the fiscal year
                                      ended December 31, 1991.
                       10 (11)*     -Amended and Restated 1995 Long-Term Incentive Plan
                                      incorporated by reference to Form 10-Q of Registrant for
                                      the three months ended June 30, 2000.
                       10 (12)*     -Stock Award Program for non-employee directors dated August
                                      6, 1997 incorporated by reference to Exhibit 10(11) of
                                      Form 10-K of Registrant for the fiscal year ended December
                                      31, 1997.
                       10 (13)*     -Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John B. Hess,
                                      incorporated by reference to Exhibit 10(1) of Form 10-Q of
                                      Registrant for the three months ended September 30, 1999.
                                      Substantially identical agreements (differing only in the
                                      signatories thereto) were entered into between Registrant
                                      and W. S. H. Laidlaw, J. Barclay Collins and John Y.
                                      Schreyer.
                       10 (14)*     -Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and F. Borden
                                      Walker incorporated by reference to Exhibit 10(15) of Form
                                      10-K of Registrant for the fiscal year ended December 31,
                                      1999. Substantially identical agreements (differing only
                                      in the signatories thereto) were entered into between
                                      Registrant and other executive officers (other than the
                                      named executive officers referred to in Exhibit 10(14)).

                       10 (15)*     -Deferred Compensation Plan of Registrant dated December 1,
                                      1999 incorporated by reference to Exhibit 10(16) of Form
                                      10-K of Registrant for the fiscal year ended December 31,
                                      1999.
                       10 (16)      -Asset Purchase and Contribution Agreement dated as of
                                      October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin
                                      Islands Corp. and HOVENSA L.L.C. (including Glossary of
                                      definitions) incorporated by reference to Exhibit 2.1 of
                                      Form 8-K of Registrant dated October 30, 1998.
                       10 (17)      -Amended and Restated Limited Liability Company Agreement of
                                      HOVENSA L.L.C. dated as of October 30, 1998 incorporated
                                      by reference to Exhibit 10.1 of Form 8-K of Registrant
                                      dated October 30, 1998.
                       13           -2000 Annual Report to Stockholders of Registrant.
                       18           -Letter from Ernst & Young LLP dated May 14, 1999 relating to preferability of last-in, first-out (LIFO) inventory
                                      method, adopted January 1, 1999, incorporated by reference to Exhibit 18 to Form 10-Q of Registrant for the three
                                      months ended March 31, 1999.
                       21           -Subsidiaries of Registrant.
                       23           -Consent of Ernst & Young LLP, Independent Auditors, dated
                                      March 21, 2001, to the incorporation by reference in
                                      Registrant's Registration Statements on Form S-3 (No.
                                      333-79317) and Form S-8 (Nos. 333-94851, 333-43569,
                                      333-43571 and 33-65115) of its report relating to
                                      Registrant's financial statements, which consent appears
                                      on page F-2 herein.

--------------------------------------------------------------------------------

* These exhibits relate to executive compensation plans and arrangements.

     (b) REPORTS ON FORM 8-K

     A current report on Form 8-K dated November 6, 2000 was filed in the last quarter of Registrant's fiscal year ended December 31, 2000 relating to Registrant's announcement of a recommended cash and share offer for the entire issued share capital of Lasmo plc, a public company incorporated under the laws of England and Wales. This offer subsequently lapsed. A current report on Form 8-K dated October 25, 2000 was filed in the last quarter of Registrant's fiscal year ended December 31, 2000 setting forth certain information discussed in a teleconference relating to Registrant's operating results for the third quarter of 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 21ST DAY OF MARCH 2001.

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

                      SIGNATURE                                       TITLE                        DATE
--------------------------------------------------------------------------------------------------------------
                                                              Director, Chairman of
                                                                  the Board and
                                                             Chief Executive Officer
                       /s/ JOHN B. HESS                   (Principal Executive Officer)       March 21, 2001
 .....................................................
                   (JOHN B. HESS)

                                                          Director, President and Chief
                      /s/ W.S.H. LAIDLAW                        Operating Officer             March 21, 2001
 .....................................................
                  (W.S.H. LAIDLAW)

                    /s/ NICHOLAS F. BRADY                           Director                  March 21, 2001
 .....................................................
                 (NICHOLAS F. BRADY)

              /s/ J. BARCLAY COLLINS II                             Director                  March 21, 2001
 .....................................................
               (J. BARCLAY COLLINS II)

                     /s/ PETER S. HADLEY                            Director                  March 21, 2001
 .....................................................
                  (PETER S. HADLEY)

                     /s/ EDITH E. HOLIDAY                           Director                  March 21, 2001
 .....................................................
                 (EDITH E. HOLIDAY)

                    /s/ WILLIAM R. JOHNSON                          Director                  March 21, 2001
 .....................................................
                (WILLIAM R. JOHNSON)

                      /s/ THOMAS H. KEAN                            Director                  March 21, 2001
 .....................................................
                  (THOMAS H. KEAN)

                      /s/ FRANK A. OLSON                            Director                  March 21, 2001
 .....................................................
                  (FRANK A. OLSON)

                     /s/ ROGER B. ORESMAN                           Director                  March 21, 2001
 .....................................................
                 (ROGER B. ORESMAN)

                      SIGNATURE                                       TITLE                        DATE
--------------------------------------------------------------------------------------------------------------
                                                       Director, Executive Vice President
                                                           and Chief Financial Officer
                                                            (Principal Accounting and
                /s/ JOHN Y. SCHREYER                           Financial Officer)             March 21, 2001
 .....................................................
                 (JOHN Y. SCHREYER)

                                                                    Director                  March 21, 2001
 .....................................................
                (WILLIAM I. SPENCER)

                /s/ ROBERT N. WILSON                                Director                  March 21, 2001
 .....................................................
                 (ROBERT N. WILSON)

                /s/ ROBERT F. WRIGHT                                Director                  March 21, 2001
 .....................................................
                 (ROBERT F. WRIGHT)
--------------------------------------------------------------------------------------------------------------

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                PAGE
                                                               NUMBER
-----------------------------------------------------------------------

Statement of Consolidated Income for each of the three years
  in the period ended December 31, 2000.....................     *
Statement of Consolidated Retained Earnings for each of the
  three years in the period ended December 31, 2000.........     *
Consolidated Balance Sheet at December 31, 2000 and 1999....     *
Statement of Consolidated Cash Flows for each of the three
  years in the period ended December 31, 2000...............     *
Statement of Consolidated Changes in Preferred Stock, Common
  Stock and Capital in Excess of Par Value for each of the
  three years in the period ended December 31, 2000.........     *
Statement of Consolidated Comprehensive Income for each of
  the three years in the period ended December 31, 2000.....     *
Notes to Consolidated Financial Statements..................     *
Report of Ernst & Young LLP, Independent Auditors...........     *
Quarterly Financial Data....................................     *
Supplementary Oil and Gas Data..............................     *
Consent of Independent Auditors.............................    F-2
Schedules**
  II -- Valuation and Qualifying Accounts...................    F-3

--------------------------------------------------------------------------------

     * The financial statements and notes thereto together with the Report of Ernst & Young LLP, Independent Auditors, on pages 27 through 46, the Quarterly Financial Data (unaudited) on page 26, and the Supplementary Oil and Gas Data (unaudited) on pages 47 through 51 of the accompanying 2000 Annual Report to Stockholders are incorporated herein by reference.

   ** Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Amerada Hess Corporation of our report dated February 21, 2001, included in the 2000 Annual Report to Stockholders of Amerada Hess Corporation.

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

     We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-79317) and in the related Prospectus, and in the Registration Statements (Form S-8, Nos. 333-94851, 333-43569, 333-43571 and
33-65115) pertaining to the Amerada Hess Corporation Employees' Savings and Stock Bonus Plan, Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees and the 1995 Long-Term Incentive Plan, of our report dated February 21, 2001, with respect to the consolidated financial statements incorporated herein by reference.

                                                 /s/ ERNST & YOUNG LLP
                                          --------------------------------------
                                                     Ernst & Young LLP
New York, N.Y.
March 21, 2001

                                                                     SCHEDULE II

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                      -------------------
                                                      CHARGED
                                                      TO COSTS   CHARGED     DEDUCTIONS
                                          BALANCE       AND      TO OTHER       FROM         BALANCE
              DESCRIPTION                JANUARY 1    EXPENSES   ACCOUNTS     RESERVES     DECEMBER 31
-------------------------------------------------------------------------------------------------------
2000
          Losses on receivables........  $  5,716     $32,927     $  286      $  4,775       $ 34,154
                                         ========     =======     ======      ========       ========
          Deferred income tax
            valuation..................  $182,253     $    --     $   --      $ 71,160(A)    $111,093
                                         ========     =======     ======      ========       ========
          Major maintenance............  $ 36,398     $13,119     $   --      $ 31,007(B)    $ 18,510
                                         ========     =======     ======      ========       ========
1999
          Losses on receivables........  $  6,411     $   353     $   26      $  1,074       $  5,716
                                         ========     =======     ======      ========       ========
          Deferred income tax
            valuation..................  $141,113     $41,140     $   --      $     --       $182,253
                                         ========     =======     ======      ========       ========
          Major maintenance............  $ 33,210     $13,304     $   --      $ 10,116       $ 36,398
                                         ========     =======     ======      ========       ========
1998
          Losses on receivables........  $  2,840     $    92     $3,858      $    379       $  6,411
                                         ========     =======     ======      ========       ========
          Deferred income tax
            valuation..................  $330,119     $28,994     $   --      $218,000(C)    $141,113
                                         ========     =======     ======      ========       ========
          Major maintenance............  $ 63,427     $59,109     $   --      $ 89,326(C)    $ 33,210
                                         ========     =======     ======      ========       ========
-------------------------------------------------------------------------------------------------------

(A) Primarily reflects use of tax loss carryforward.

(B) Represents cost of turnaround at refining facility.

(C) Primarily due to formation of refining joint venture.

                                 EXHIBIT INDEX

            EXHIBIT
            NUMBER                                DESCRIPTION
            -------                               -----------
            3(1)     -Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1988.
            3(2)     -By-Laws of Registrant incorporated by reference to Exhibit 3(2) of
                       Form 10-K of Registrant for the fiscal year ended December 31, 1985.
            4(1)     -Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended
                       June 30, 2000.
            4(2)     -Note and Warrant Purchase Agreement, dated June 27, 1991 (including the form of the Common Stock Purchase Warrant expiring June 27,
                       2001, included as Exhibit B thereof) incorporated by reference to
                       Exhibit 4 of Form 10-Q of Registrant for the three months ended June
                       30, 1991.
            4(3)     -Amendment, dated as of May 15, 1992 to the Note and Warrant Purchase
                       Agreement, dated June 27, 1991 (including the form of the common stock purchase warrant expiring June 27, 2001, included as Exhibit B thereof), incorporated by reference to Exhibit 19 of Form 10-Q of
                       Registrant for the three months ended June 30, 1992.
            4(4)     -Third Amended and Restated Credit Agreement ("Facility A") dated as of January 23, 2001 among Amerada Hess Corporation, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent.
            4(5)     -Third Amended and Restated Credit Agreement ("Facility B") dated as of January 23, 2001 among Amerada Hess Corporation, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent.
            4(6)     -Indenture dated as of October 1, 1999 between Registrant and The
                       Chase Manhattan Bank, as Trustee, incorporated by reference to
                       Exhibit 4(1) of Form 10-Q of Registrant for the three months ended
                       September 30, 1999.
            4(7)     -First Supplemental Indenture dated as of October 1, 1999 between
                       Registrant and The Chase Manhattan Bank, as Trustee, relating to
                       Registrant's 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029,
                       incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.
                     -Other instruments defining the rights of holders of long-term debt of
                       Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of
                       Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries upon request.

            EXHIBIT
            NUMBER                                DESCRIPTION
            -------                               -----------
            10(1)    -Extension and Amendment Agreement between the Government of the
                       Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.
            10(2)    -Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the
                       Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
            10(3)    -Technical Clarifying Amendment dated as of November 17, 1993 to
                       Restated Second Extension and Amendment Agreement between the
                       Government of the Virgin Islands and Hess Oil Virgin Islands Corp.
                       incorporated by reference to Exhibit 10(3) of Form 10-K of
                       Registrant for the fiscal year ended December 31, 1993.
            10(4)    -Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp.,
                       PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin
                       Islands incorporated by reference to Exhibit 10(4) of Form 10-K of
                       Registrant for the fiscal year ended December 31, 1998.
            10(5)*   -Incentive Compensation Award Plan for Key Employees of Amerada Hess
                       Corporation and its subsidiaries incorporated by reference to
                       Exhibit 10(2) of Form 10-K of Registrant for the fiscal year ended
                       December 31, 1980.
            10(6)*   -Financial Counseling Program description incorporated by reference to
                       Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended
                       December 31, 1980.
            10(7)*   -Executive Long-Term Incentive Compensation and Stock Ownership Plan
                       of Registrant dated June 3, 1981 incorporated by reference to
                       Exhibit 10(5) of Form 10-Q of Registrant for the three months ended
                       June 30, 1981.
            10(8)*   -Amendment dated as of December 5, 1990 to the Executive Long-Term
                       Incentive Compensation and Stock Ownership Plan of Registrant
                       incorporated by reference to Exhibit 10(9) of Form 10-K of
                       Registrant for the fiscal year ended December 31, 1990.
            10(9)*   -Amerada Hess Corporation Pension Restoration Plan dated January 19,
                       1990 incorporated by reference to Exhibit 10(9) of Form 10-K of
                       Registrant for the fiscal year ended December 31, 1989.
            10(10)*  -Letter Agreement dated August 8, 1990 between Registrant and Mr. John
                       Y. Schreyer relating to Mr. Schreyer's participation in the Amerada
                       Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the fiscal year ended December 31, 1991.
            10(11)*  -Amended and Restated 1995 Long-Term Incentive Plan incorporated by reference to Form 10-Q of Registrant for the three months ended June
                       30, 2000.
            10(12)*  -Stock Award Program for non-employee directors dated August 6, 1997 incorporated by reference to Exhibit 10(11) of Form 10-K of
                       Registrant for the fiscal year ended December 31, 1997.

            EXHIBIT
            NUMBER                                DESCRIPTION
            -------                               -----------
            10(13)*  -Change of Control Termination Benefits Agreement dated as of
                       September 1, 1999 between Registrant and John B. Hess, incorpo-
                       rated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended September 30, 1999. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and W. S. H. Laidlaw, J. Barclay Collins and
                       John Y. Schreyer.
            10(14)*  -Change of Control Termination Benefits Agreement dated as of
                       September 1, 1999 between Registrant and F. Borden Walker
                       incorporated by reference to Exhibit 10(15) of Form 10-K of
                       Registrant for the fiscal year ended December 31, 1999. Substan-
                       tially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in
                       Exhibit 10(14)).
            10(15)*  -Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of
                       Registrant for the fiscal year ended December 31, 1999.
            10(16)   -Asset Purchase and Contribution Agreement dated as of October 26,
                       1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and
                       HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30,
                       1998.
            10(17)   -Amended and Restated Limited Liability Company Agreement of HOVENSA
                       L.L.C. dated as of October 30, 1998 incorporated by reference to
                       Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
            13       -2000 Annual Report to Stockholders of Registrant.
            18       -Letter from Ernst & Young LLP dated May 14, 1999 relating to preferability of last-in, first-out (LIFO) inventory method, adopted
                       January 1, 1999, incorporated by reference to Exhibit 18 to Form
                       10-Q of Registrant for the three months ended March 31, 1999.
            21       -Subsidiaries of Registrant.
            23       -Consent of Ernst & Young LLP, Independent Auditors, dated March 21,
                       2001, to the incorporation by reference in Registrant's Registration
                       Statements on Form S-3 (No. 333-79317) and Form S-8 (Nos. 333-94851,
                       333-43569, 333-43571 and 33-65115) of its report relating to
                       Registrant's financial statements, which consent appears on page F-2 herein.

--------------------------------------------------------------------------------

 * These exhibits relate to executive compensation plans and arrangements.