Form 10-Q
period 2001-03-31
AMERADA HESS CORP
filed 2001-05-11
CIK 4447

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

                    For the quarter ended March 31, 2001

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

       At March 31, 2001, 89,137,355 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                           THREE MONTHS ENDED MARCH 31
                 (in millions of dollars, except per share data)


                                                                              2001           2000
                                                                           ----------     ----------
REVENUES
  Sales (excluding excise taxes) and other operating revenues              $   4,182      $   2,831
  Non-operating income
        Equity in income of HOVENSA L.L.C.                                        14             11
        Other                                                                     33             28
                                                                           ----------     ----------

               Total revenues                                                  4,229          2,870
                                                                           ----------     ----------


COSTS AND EXPENSES
  Cost of products sold                                                        2,933          1,875
  Production expenses                                                            153            133
  Marketing expenses                                                             153            106
  Exploration expenses, including dry holes
       and lease impairment                                                       84             62
  Other operating expenses                                                        56             57
  General and administrative expenses                                             65             51
  Interest expense                                                                40             38
  Depreciation, depletion and amortization                                       181            174
                                                                           ----------     ----------

               Total costs and expenses                                        3,665          2,496
                                                                           ----------     ----------

  Income before income taxes                                                     564            374

  Provision for income taxes                                                     227            150
                                                                           ----------     ----------

NET INCOME                                                                 $     337      $     224
                                                                           ==========     ==========

NET INCOME PER SHARE -

     BASIC                                                                 $    3.83      $    2.49
                                                                           ==========     ==========

     DILUTED                                                               $    3.79      $    2.47
                                                                           ==========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                                                88.9           90.5

COMMON STOCK DIVIDENDS PER SHARE                                           $     .30      $     .15




          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (in millions of dollars, thousands of shares)

                                                   A S S E T S
                                                                                MARCH 31,             DECEMBER 31,
                                                                                   2001                   2000
                                                                              -------------          -------------
CURRENT ASSETS
  Cash and cash equivalents                                                   $        700           $        312
  Accounts receivable                                                                2,800                  2,996
  Inventories                                                                          342                    401
  Other current assets                                                                 179                    406
                                                                              -------------          -------------
               Total current assets                                                  4,021                  4,115
                                                                              -------------          -------------

INVESTMENTS AND ADVANCES
  HOVENSA L.L.C.                                                                       845                    831
  Other                                                                                216                    219
                                                                              -------------          -------------
               Total investments and advances                                        1,061                  1,050
                                                                              -------------          -------------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                   12,153                 11,898
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                               7,732                  7,575
                                                                              -------------          -------------
               Property, plant and equipment - net                                   4,421                  4,323
                                                                              -------------          -------------

NOTE RECEIVABLE                                                                        419                    443
                                                                              -------------          -------------

DEFERRED INCOME TAXES AND OTHER ASSETS                                                 324                    343
                                                                              -------------          -------------

TOTAL ASSETS                                                                  $     10,246           $     10,274
                                                                              =============          =============

                        L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

CURRENT LIABILITIES
  Accounts payable - trade                                                    $      1,768           $      1,875
  Accrued liabilities                                                                  760                  1,158
  Taxes payable                                                                        534                    440
  Notes payable                                                                          2                      7
  Current maturities of long-term debt                                                 276                     58
                                                                              -------------          -------------
               Total current liabilities                                             3,340                  3,538
                                                                              -------------          -------------

LONG-TERM DEBT                                                                       1,764                  1,985
                                                                              -------------          -------------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                                490                    510
  Other                                                                                366                    358
                                                                              -------------          -------------
               Total deferred liabilities and credits                                  856                    868
                                                                              -------------          -------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00, 20,000 shares authorized
  3% cumulative convertible series
     Authorized - 330 shares
     Issued - 327 shares ($16 million liquidation preference)                          - -                    - -
  Common stock, par value $1.00
     Authorized - 200,000 shares
     Issued - 89,137 shares at March 31, 2001;
        88,744 shares at December 31, 2000                                              89                     89
  Capital in excess of par value                                                       893                    864
  Retained earnings                                                                  3,374                  3,069
  Accumulated other comprehensive income                                               (70)                  (139)
                                                                              -------------          -------------
               Total stockholders' equity                                            4,286                  3,883
                                                                              -------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     10,246           $     10,274
                                                                              =============          =============


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                           Three Months Ended March 31
                            (in millions of dollars)


                                                                                          2001               2000
                                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                          $      337         $      224
  Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation, depletion and amortization                                           181                174
          Exploratory dry hole costs                                                          43                 28
          Lease impairment                                                                     6                  6
          Provision for deferred income taxes                                                 32                 26
          Undistributed earnings of affiliates                                                (9)                (3)
                                                                                      -----------        -----------
                                                                                             590                455
          Changes in operating assets and liabilities                                        163                (18)
                                                                                      -----------        -----------

               Net cash provided by operating activities                                     753                437
                                                                                      -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                      (331)              (162)
  Proceeds from asset sales and other                                                         (1)                10
                                                                                      -----------        -----------

               Net cash used in investing activities                                        (332)              (152)
                                                                                      -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                                                        (5)                10
  Long-term borrowings                                                                       - -                 16
  Repayment of long-term debt                                                                 (5)              (295)
  Cash dividends paid                                                                        (40)               (27)
  Common stock acquired                                                                       (6)               (10)
  Stock options exercised                                                                     25                  5
                                                                                      -----------        -----------

               Net cash used in financing activities                                         (31)              (301)
                                                                                      -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (2)                 1
                                                                                      -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         388                (15)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               312                 41
                                                                                      -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $      700         $       26
                                                                                      ===========        ===========




          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation's consolidated financial position at March 31, 2001 and December 31, 2000, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2001 and 2000. The unaudited results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

         Certain notes and other information have been condensed in, or omitted from, these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 2000 Annual Report to Stockholders, which have been incorporated by reference in the Corporation's Form 10-K for the year ended December 31, 2000.

Note 2 - Inventories consist of the following (in millions):

                                                                                 March 31,        Dec. 31,
                                                                                   2001             2000
                                                                                ----------      -----------
                  Crude oil and other charge stocks                             $      110      $       103
                  Refined and other finished products                                  385              502
                  Less: LIFO adjustment                                               (236)            (281)
                                                                                ----------      -----------
                                                                                       259              324
                  Materials and supplies                                                83               77
                                                                                ----------      -----------
                     Total inventories                                          $      342      $       401
                                                                                ==========      ===========


Note 3 - The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized income statement information for HOVENSA follows (in millions):


                                                                                      Three months
                                                                                     ended March 31
                                                                                ---------------------------
                                                                                   2001            2000
                                                                                ----------      -----------
                  Total revenues                                                $    1,115      $     1,129
                  Costs and expenses                                                 1,086            1,106
                                                                                ----------      -----------
                  Net income                                                    $       29      $        23
                                                                                ==========       ==========

                  Amerada Hess Corporation's
                     share of income                                            $       14      $        11
                                                                                ==========      ===========

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - In January 2001, the Corporation replaced its $2 billion global revolving credit facility, which was due to expire in 2002, with two new committed revolving credit facilities. The first provides for $1.5 billion of short-term revolving credit through January 2002 and bears interest at .525% above the London Interbank Offered Rate ("LIBOR"). The second is a $1.5 billion five-year revolving credit, which expires in January 2006 and bears interest at .50% above LIBOR. Facility fees of .10% and .125% per annum are payable on the credit lines. The Corporation has the option to extend up to $500 million of outstanding debt under the short-term facility for an additional 364 days.

Note 5 - The provision for income taxes consisted of the following (in millions):

                                                                                        Three months
                                                                                       ended March 31
                                                                                ---------------------------
                                                                                   2001            2000
                                                                                ----------      -----------
                             Current                                            $      195      $       124
                             Deferred                                                   32               26
                                                                                ----------      -----------
                               Total                                            $      227      $       150
                                                                                ==========      ===========

Note 6 - Foreign currency transaction gains, after income tax effects, amounted to $10 million and $4 million for the three-month periods ended March 31, 2001 and 2000.

Note 7 - The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

                                                                                        Three months
                                                                                       ended March 31
                                                                                ---------------------------
                                                                                   2001            2000
                                                                                ----------      -----------
                             Common shares - basic                                  87,902           89,931
                             Effect of dilutive securities
                               (equivalent shares)
                               Nonvested common stock                                  364              443
                               Stock options                                           421              152
                               Convertible preferred stock                             205               --
                                                                                ----------      -----------
                             Common shares - diluted                                88,892           90,526
                                                                                ==========      ===========

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - The Corporation adopted FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This statement requires that the Corporation recognize all derivatives on the balance sheet at fair value and establishes criteria for using derivatives as hedges.

         The Corporation uses futures, forwards, options and swaps to reduce the effects of fluctuations in crude oil, natural gas and refined product prices. The Corporation also uses derivatives in its energy marketing activities to fix the purchase and selling prices of energy products. Related hedge gains or losses are an integral part of the selling or purchase prices. Generally, these derivatives are designated as hedges of expected future cash flows or forecasted transactions (cash flow hedges), and the gains or losses are recorded in other comprehensive income. The Corporation's use of fair value hedges is not material. The Corporation's remaining derivatives, including foreign currency contracts, are not designated as hedges and the change in fair value is included in income currently.

         The January 1 transition adjustment resulting from adopting FAS No.133 was a cumulative increase in other comprehensive income of $145 million before income taxes ($100 million after income taxes), substantially all of which results from crude oil and natural gas hedges. The transition adjustment did not have a material effect on net income. The accounting change also affected current assets and liabilities.

         The Corporation reclassifies hedging gains and losses included in other comprehensive income to earnings at the time the hedged transactions are recognized. Results from exploration and production activities in the first quarter of 2001 were reduced $31 million ($20 million after income taxes) by reclassified hedge losses. The impact of hedging on refining and marketing results was immaterial.

         At March 31, 2001, after-tax deferred gains from hedging crude oil and natural gas contracts expiring through 2003 were approximately $70 million (including $50 million of unrealized gains). Of the total, $31 million relates to the remainder of 2001.

         The ineffective portion of hedges is included in current earnings. The amount of hedge ineffectiveness was not material during the quarter ended March 31, 2001.

         The Corporation uses derivative contracts in its trading activities. The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The results from trading activities, including the Corporation's share of the earnings of the trading partnership, amounted to income of $24 million in the first quarter of 2001 and losses of $10 million in the first quarter of 2000.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Accumulated other comprehensive income consists of the following (in millions):

                                                                                 Deferred         Foreign
                                                                                   cash           currency
                                                                                   flow         translation
                                                                  Total           hedges         adjustment
                                                               -------------   -------------    -------------

Balance at January 1, 2001                                      $      (139)    $         -      $      (139)
   FAS 133 transition adjustment                                        100             100                -
   Reclassification of deferred hedging
      loss to earnings                                                   20              20                -
   Change in fair value of derivatives and
      foreign currency translation adjustment                           (51)            (46)              (5)
                                                               -------------   -------------    -------------

Balance at March 31, 2001                                       $       (70)    $        74      $      (144)
                                                               =============   =============    =============

Note 10 - The Corporation's results by operating segment were as follows (in millions):

                                                                                        Three months
                                                                                       ended March 31
                                                                                ---------------------------
                                                                                   2001            2000
                                                                                ----------      -----------
                    Operating revenues
                      Exploration and production (*)                            $    1,275      $     1,050
                      Refining, marketing and shipping                               3,170            1,929
                                                                                ----------      -----------
                          Total                                                 $    4,445      $     2,979
                                                                                ==========      ===========

                    Net income (loss)
                      Exploration and production                                $      275      $       218
                      Refining, marketing and shipping                                 105               48
                      Corporate, including interest                                    (43)             (42)
                                                                                ----------      -----------
                          Total                                                 $      337      $       224
                                                                                ==========      ===========


         (*) Includes transfers to affiliates of $263 million during the three-months ended March 31, 2001, compared to $148 million for the corresponding period of 2000.

                    PART I - FINANCIAL INFORMATION (CONT'D.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         RESULTS OF OPERATIONS

                  Net income for the first quarter of 2001 amounted to $337 million compared with $224 million in the first quarter of 2000. The after-tax results by major operating activity for the first quarters of 2001 and 2000 were as follows (in millions, except per share data):


                                                                                              Three months
                                                                                             ended March 31
                                                                                      ----------------------------
                                                                                             2001         2000
                                                                                      -----------      -----------
                    Exploration and production                                        $       275      $       218
                    Refining, marketing and shipping                                          105               48
                    Corporate                                                                 (13)             (12)
                    Interest expense                                                          (30)             (30)
                                                                                      -----------      -----------

                    Net income                                                        $       337      $       224
                                                                                      ===========      ===========

                    Net income per share (diluted)                                    $      3.79      $      2.47
                                                                                      ===========      ===========


         Exploration and Production

                  Operating earnings from exploration and production activities increased by $57 million in the first quarter of 2001 over the first quarter of 2000, principally reflecting higher worldwide crude oil and natural gas sales volumes and increased natural gas selling prices.

                  The Corporation's average selling prices, including the effects of hedging, were as follows:


                                                                                              Three months
                                                                                             ended March 31
                                                                                      ----------------------------
                                                                                          2001             2000
                                                                                      -----------      -----------
                    Crude oil (per barrel)
                          United States                                                $    24.23      $     22.58
                          Foreign                                                           25.62            25.65

                    Natural gas liquids (per barrel)
                          United States                                                $    26.76      $     20.87
                          Foreign                                                           22.32            22.61

                    Natural gas (per Mcf)
                          United States                                                $     5.45      $      2.40
                          Foreign                                                            2.95             2.08

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                  The Corporation's net daily worldwide production was as follows:

                                                                                               Three months
                                                                                              ended March 31
                                                                                         ------------------------
                                                                                            2001          2000
                                                                                         ----------    ----------
                    Crude oil (thousands of barrels per day)
                          United States                                                          57            52
                          United Kingdom                                                        120           112
                          Norway                                                                 25            23
                          Denmark                                                                23            30
                          Gabon                                                                   7             9
                          Indonesia                                                               5             3
                          Azerbaijan                                                              4             3
                          Algeria                                                                14           - -
                                                                                         ----------    ----------
                                Total                                                           255           232
                                                                                         ==========    ==========

                    Natural gas liquids (thousands of barrels per day)
                          United States                                                          11            14
                          Foreign                                                                10             9
                                                                                         ----------    ----------
                                Total                                                            21            23
                                                                                         ==========    ==========

                    Natural gas (thousands of Mcf per day)
                          United States                                                         322           294
                          United Kingdom                                                        344           345
                          Norway                                                                 25            26
                          Denmark                                                                49            35
                          Indonesia and Thailand                                                 31            36
                                                                                         ----------    ----------
                                Total                                                           771           736
                                                                                         ==========    ==========

                    Barrels of oil equivalent
                          (thousands of barrels per day)                                        405           378
                                                                                         ==========    ==========


                  On a barrel of oil equivalent basis, the Corporation's oil and gas production increased by 7% in the first quarter of 2001 compared with the corresponding period of 2000. The increase in United States crude oil production in the first quarter of 2001 was primarily due to production from the Conger Field in the Gulf of Mexico, which commenced in the fourth quarter of 2000. Natural gas production in the United States increased because of new production from the Conger and Northwestern Fields. United Kingdom crude oil production increased principally as a result of production from the Bittern Field, which commenced in the second half of 2000. Crude oil production from the South Arne Field in Denmark decreased in 2001 compared with the first quarter of 2000, however, natural gas production from the

                    PART I - FINANCIAL INFORMATION (CONT'D.)

         field increased. Crude oil production in the first quarter of 2001 also reflects production from the Corporation's interest in a redevelopment project in Algeria.

                  At the end of the first quarter, the Corporation completed the purchase of three natural gas fields in the Gulf of Mexico. In early April, the Corporation also completed the purchase of substantially all of the assets of a privately held exploration and production company operating in the Gulf of Mexico and onshore Louisiana. The acquisitions will add approximately 230,000 Mcf of natural gas equivalent per day to United States production.

                  Production expenses in the first quarter of 2001 were higher than in the first quarter of 2000, partially due to increased production volumes and on a per-barrel basis, due to the mix of producing fields. Depreciation, depletion and amortization charges were also higher in 2001, reflecting increased production volumes, while per-barrel costs were lower due to year-end reserve revisions. Exploration expense was higher in 2001 reflecting seismic purchases in the United States and exploration drilling in Asia. General and administrative expenses relating to exploration and production activities were also slightly higher. The effective income tax rate in the first quarter of 2001 was 41%, comparable to the first quarter of 2000.

                  Crude oil and natural gas selling prices continue to be volatile and fluctuations are only partially mitigated by the Corporation's hedging program.


         Refining, Marketing and Shipping

                  Operating earnings for refining, marketing and shipping activities amounted to $105 million in the first quarter of 2001 compared with $48 million in the first quarter of 2000. The Corporation's downstream operations include its equity share of HOVENSA, a 50% owned refining joint venture.

         HOVENSA

                  The Corporation's share of HOVENSA's income was $14 million in the first quarter of 2001 compared with $11 million in the first quarter of 2000. Margins for refined products were higher in the first quarter of 2001. During the first quarter of 2001, the fluid catalytic cracking unit was shutdown for six weeks of scheduled maintenance. As a result, refinery earnings were reduced. Income taxes on HOVENSA's results are offset by available loss carryforwards.

                  Operating earnings from refining, marketing and shipping activities also included interest income of $10 million in 2001 and $12 million in 2000 on the note received from PDVSA V.I. in connection with the formation of the joint venture.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

         Retail, energy marketing and other

                  Results from retail gasoline operations for the first quarter of 2001 were slightly higher than the comparable period of 2000, despite rising product costs. The Corporation's Port Reading refining facility had increased earnings, reflecting improved margins and the shutdown for scheduled maintenance in the first quarter of last year. Earnings from energy marketing activities decreased in the first quarter of 2001 compared with the corresponding period of 2000.
         Total refined product sales volumes amounted to 42 million barrels in the first quarter of 2001, compared with 36 million barrels in the first quarter of 2000. Marketing expenses increased $47 million in the first quarter of 2001 compared with 2000, principally reflecting expanded retail and energy marketing operations.

                  The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions in addition to its hedging program. The combined results of these trading activities amounted to income of $24 million in the first quarter of 2001 compared with a loss of $10 million in the first quarter of 2000. Expenses of the trading partnership are included in marketing expenses.

                  Demand for refined products in the first quarter of 2001 provided favorable margins, however, there can be no assurance that these margins will continue indefinitely and, therefore, overall refining and marketing earnings will fluctuate over time.


         Corporate

                  Corporate results in the first quarter of 2001 were comparable to those of 2000, as higher interest income offset increased general and administrative expenses, including compensation related costs and bank fees.


         Consolidated Operating Revenues

                  Sales and other operating revenues increased by 48% in the first quarter of 2001 compared with the first quarter of 2000. The increase primarily reflects higher selling prices and increased sales volumes of refined products and purchased natural gas. Crude oil and natural gas production volumes and natural gas selling prices were also higher.

                    PART I - FINANCIAL INFORMATION (CONT'D.)




         LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $753 million in the first quarter of 2001 compared with $437 million in the first quarter of 2000. Excluding changes in balance sheet accounts, the increase was $135 million and resulted primarily from improved operating results.

                  Total debt was $2,042 million at March 31, 2001 compared with $2,050 million at December 31, 2000. The debt to capitalization ratio decreased to 32% at March 31 compared to 35% at year-end. At March 31, 2001, the Corporation had $3 billion of additional borrowing capacity available under its revolving credit agreements and additional unused lines of credit under uncommitted arrangements with banks of $219 million.

                  Since inception of the Corporation's $300 million common stock repurchase program in March 2000, the Corporation has repurchased 3,524,000 shares as of March 31, 2001, for approximately $225 million.

                  The Corporation uses futures, forwards, options and swaps to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation's production and the related gains or losses are an integral part of the Corporation's selling prices. At March 31, 2001, the Corporation had open hedge positions on 46% of its estimated worldwide crude oil production and 32% of its U.S. natural gas production for the remainder of the year. The Corporation has also hedged 17% of its estimated crude oil production and 19% of its U.S. natural gas production for 2002 and 6% of its U.S. natural gas production for 2003. As market conditions change, the Corporation may adjust its hedge positions.

                  The Corporation uses value at risk to estimate the potential effects of changes in fair values of derivatives and other instruments used in hedging activities and derivatives and commodities used in trading activities. The Corporation estimates that at March 31, 2001, the value at risk was $34 million ($36 million at December 31, 2000) related to hedging activities and $22 million ($16 million at December 31, 2000) for trading activities.

                  The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the foreign currency required in its North Sea operations. At March 31, 2001, the Corporation had $405 million of notional value foreign exchange contracts outstanding.

                    PART I - FINANCIAL INFORMATION (CONT'D.)



         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

                  Capital expenditures in the first quarter of 2001 amounted to $331 million, of which $318 million related to exploration and production activities. These expenditures include the purchase of natural gas reserves in the Gulf of Mexico for $98 million. Capital expenditures in the first quarter of 2000 amounted to $162 million including $127 million for exploration and production. For the remainder of 2001, capital expenditures, excluding acquisitions, are expected to be approximately $1 billion and will be financed largely by internally generated funds.

                  In early April, the Corporation purchased substantially all of the assets of a privately held exploration and production company for $767 million. These properties are located on the Gulf of Mexico shelf and onshore Louisiana. The purchase was financed primarily with internally generated funds. In April, the Corporation also invested $86 million in a 50% joint venture with a company that owns and operates 120 gasoline stations and convenience stores and 21 travel centers located in Virginia, North Carolina and South Carolina. The Corporation also plans to lease 53 retail outlets in Boston and southern New Hampshire.


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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             The Registrant filed no report on Form 8-K during the three months ended March 31, 2001.

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






Date:  May 10, 2001