Form 10-Q
period 2001-06-30
AMERADA HESS CORP
filed 2001-08-07
CIK 4447

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________

                         Commission File Number 1-1204


                       -----------------------------------

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

     (Registrant's telephone number, including area code is (212) 997 8500)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X    No _____

     At June 30, 2001, 89,523,255 shares of Common Stock were outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                      (in millions, except per share data)




                                                                    THREE MONTHS           SIX MONTHS
                                                                    ENDED JUNE 30         ENDED JUNE 30
                                                                  -----------------     -----------------
                                                                   2001       2000       2001       2000
                                                                  ------     ------     ------     ------
REVENUES
  Sales (excluding excise taxes) and other operating revenues     $3,461     $2,644     $7,644     $5,475
  Non-operating income
     Equity in income of HOVENSA L.L.C.                               51         41         66         52
     Other                                                            53         29         84         57
                                                                  ------     ------     ------     ------

               Total revenues                                      3,565      2,714      7,794      5,584
                                                                  ------     ------     ------     ------


COSTS AND EXPENSES
  Cost of products sold                                            2,236      1,717      5,168      3,592
  Production expenses                                                173        129        326        262
  Marketing expenses                                                 152        122        305        228
  Exploration expenses, including dry holes
     and lease impairment                                             73         90        157        152
  Other operating expenses                                            54         51        110        108
  General and administrative expenses                                 58         51        123        102
  Interest expense                                                    41         39         81         77
  Depreciation, depletion and amortization                           229        167        410        341
                                                                  ------     ------     ------     ------

               Total costs and expenses                            3,016      2,366      6,680      4,862
                                                                  ------     ------     ------     ------

  Income before income taxes                                         549        348      1,114        722
  Provision for income taxes                                         192        146        420        296
                                                                  ------     ------     ------     ------

NET INCOME                                                        $  357     $  202     $  694     $  426
                                                                  ======     ======     ======     ======

NET INCOME PER SHARE
     BASIC                                                        $ 4.03     $ 2.25     $ 7.86     $ 4.74
                                                                  ======     ======     ======     ======
     DILUTED                                                      $ 3.98     $ 2.24     $ 7.77     $ 4.71
                                                                  ======     ======     ======     ======

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                                    89.6       90.5       89.3       90.5

COMMON STOCK DIVIDENDS PER SHARE                                  $  .30     $  .15     $  .60     $  .30




          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (in millions of dollars, thousands of shares)

                                           ASSETS

                                                                     JUNE 30,    DECEMBER 31,
                                                                       2001          2000
                                                                     --------      --------
CURRENT ASSETS
  Cash and cash equivalents                                          $     58      $    312
  Accounts receivable                                                   2,827         2,996
  Inventories                                                             479           401
  Other current assets                                                    361           406
                                                                     --------      --------
               Total current assets                                     3,725         4,115
                                                                     --------      --------

INVESTMENTS AND ADVANCES
  HOVENSA L.L.C                                                           897           831
  Other                                                                   299           219
                                                                     --------      --------
               Total investments and advances                           1,196         1,050
                                                                     --------      --------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                      13,146        11,898
  Less reserves for depreciation, depletion,
     amortization and lease impairment                                  7,920         7,575
                                                                     --------      --------
               Property, plant and equipment - net                      5,226         4,323
                                                                     --------      --------

NOTE RECEIVABLE                                                           419           443
                                                                     --------      --------

DEFERRED INCOME TAXES AND OTHER ASSETS                                    298           343
                                                                     --------      --------

TOTAL ASSETS                                                         $ 10,864      $ 10,274
                                                                     ========      ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                           $  1,784      $  1,875
  Accrued liabilities                                                     866         1,158
  Taxes payable                                                           477           440
  Notes payable                                                             8             7
  Current maturities of long-term debt                                    274            58
                                                                     --------      --------
               Total current liabilities                                3,409         3,538
                                                                     --------      --------

LONG-TERM DEBT                                                          1,998         1,985
                                                                     --------      --------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                   485           510
  Other                                                                   351           358
                                                                     --------      --------
               Total deferred liabilities and credits                     836           868
                                                                     --------      --------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00, 20,000 shares authorized
      3% cumulative convertible series
        Authorized - 330 shares
        Issued - 327 shares ($16 million liquidation preference)           --            --
  Common stock, par value $1.00
     Authorized - 200,000 shares
     Issued - 89,523 shares at June 30, 2001;
        88,744 shares at December 31, 2000                                 90            89
  Capital in excess of par value                                          908           864
  Retained earnings                                                     3,691         3,069
  Accumulated other comprehensive income                                  (68)         (139)
                                                                     --------      --------
               Total stockholders' equity                               4,621         3,883
                                                                     --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 10,864      $ 10,274
                                                                     ========      ========

          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                            Six Months Ended June 30
                                  (in millions)




                                                                         2001         2000
                                                                       -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $   694      $   426
  Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation, depletion and amortization                         410          341
          Exploratory dry hole costs                                        82           65
          Lease impairment                                                  14           13
          Provision for deferred income taxes                               58           89
          Undistributed earnings of affiliates                             (57)         (42)
                                                                       -------      -------
                                                                         1,201          892
          Changes in operating assets and liabilities                     (180)          16
                                                                       -------      -------

               Net cash provided by operating activities                 1,021          908
                                                                       -------      -------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (1,467)        (405)
  Other                                                                    (55)          10
                                                                       -------      -------

               Net cash used in investing activities                    (1,522)        (395)
                                                                       -------      -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                                  1            2
  Long-term borrowings                                                     282           --
  Repayment of long-term debt                                               (5)        (294)
  Cash dividends paid                                                      (67)         (41)
  Common stock acquired                                                    (20)         (62)
  Stock options exercised                                                   56           20
                                                                       -------      -------

               Net cash provided by (used in) financing activities         247         (375)
                                                                       -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     --           (1)
                                                                       -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (254)         137

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             312           41
                                                                       -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    58      $   178
                                                                       =======      =======



          See accompanying notes to consolidated financial statements.

                     PART I - FINANCIAL INFORMATION (CONTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  -     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation's consolidated financial position at June 30, 2001 and December 31, 2000, and the consolidated results of operations for the three- and six-month periods ended June 30, 2001 and 2000 and the consolidated cash flows for the six-month periods ended June
              30, 2001 and 2000. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Note 2  -     Inventories consist of the following (in millions):

                                                          June 30,     December 31,
                                                            2001           2000
                                                          -------------------------
                 Crude oil and other charge stocks         $ 133          $ 103
                 Refined and other finished products         478            502
                 Less: LIFO adjustment                      (222)          (281)
                                                           -----          -----
                                                             389            324
                 Materials and supplies                       90             77
                                                           -----          -----
                     Total inventories                     $ 479          $ 401
                                                           =====          =====


Note 3  -     The Corporation accounts for its investment in HOVENSA L.L.C.
              using the equity method. Summarized income statement information for HOVENSA follows (in millions):

                                               Three months          Six months
                                              ended June 30         ended June 30
                                            -----------------     -----------------
                                             2001       2000       2001       2000
                                            ------     ------     ------     ------
                 Total revenues             $1,230     $1,343     $2,345     $2,472
                 Costs and expenses          1,126      1,261      2,212      2,367
                                            ------     ------     ------     ------
                    Net income              $  104     $   82     $  133     $  105
                                            ======     ======     ======     ======

                 Amerada Hess
                    Corporation's share     $   51     $   41     $   66     $   52
                                            ======     ======     ======     ======

Note 4  -     In January 2001, the Corporation replaced its $2 billion Global
              Revolving Credit Facility, which was due to expire in 2002, with two new committed revolving credit facilities. The first provides for $1.5 billion of short-term revolving credit through January
              2002 and bears interest at .525% above the London Interbank
              Offered Rate ("LIBOR"). The second is for $1.5 billion of five-year revolving credit, which expires in

                     PART I - FINANCIAL INFORMATION (CONTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



              January 2006 and currently bears interest at .50% above LIBOR. Facility fees of .10% and .125% per annum are currently payable on the credit lines. Interest rate spreads and facility fees fluctuate based on the Corporation's public debt rating. The Corporation has the option to extend up to $500 million of outstanding debt under the short-term facility for an additional 364 days.

              After the end of the quarter, the Corporation entered into an agreement for an additional $1 billion of two-year revolving credit. This revolving credit facility currently bears interest at .525% above LIBOR. A facility fee of .10% per annum is currently payable on the credit line. Interest rate spreads and facility fees fluctuate based on the Corporation's public debt rating. The amount of the facility is automatically reduced by the proceeds resulting from the issuance of any long-term debt security in the capital markets.

Note 5  -     The provision for income taxes consisted of the following (in millions):

                                             Three months          Six months
                                            ended June 30         ended June 30
                                           ---------------       ---------------
                                           2001       2000       2001       2000
                                           ----       ----       ----       ----
                  Current                  $166       $ 83       $362       $207
                  Deferred                   26         63         58         89
                                           ----       ----       ----       ----
                    Total                  $192       $146       $420       $296
                                           ====       ====       ====       ====


Note 6  -     Foreign currency transaction gains (losses), after income tax effects, amounted to the following (in millions):

                                          Three months         Six months
                                         ended June 30        ended June 30
                                        ---------------      ---------------
                                         2001      2000       2001      2000
                                        -----     -----      -----     -----
                  Foreign currency
                     gains (losses)     $   4     $  (2)     $  14     $   2
                                        =====     =====      =====     =====


Note 7  -     The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

                                                      Three months          Six months
                                                     ended June 30         ended June 30
                                                   -----------------     -----------------
                                                    2001       2000       2001       2000
                                                   ------     ------     ------     ------
                 Common shares - basic             88,407     89,818     88,159     89,875
                 Effect of dilutive securities
                 (equivalent shares)
                   Nonvested common stock             441        342        402        382
                   Stock options                      589        299        501        238
                   Convertible preferred
                     stock                            205         77        205         44
                                                   ------     ------     ------     ------
                 Common shares - diluted           89,642     90,536     89,267     90,539
                                                   ======     ======     ======     ======

                     PART I - FINANCIAL INFORMATION (CONTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8  -     The Corporation adopted FAS No. 133, Accounting for Derivative
              Instruments and Hedging Activities, on January 1, 2001. This statement requires that the Corporation recognize all derivatives on the balance sheet at fair value and establishes criteria for using derivatives as hedges. The Corporation uses derivatives in its hedging program and its trading activities, including its 50% owned trading partnership.

              The Corporation reclassifies hedging gains and losses included in other comprehensive income to earnings at the time the hedged transactions are recognized. Hedging increased exploration and production results by $21 million ($14 million after income taxes) in the second quarter of 2001 and reduced income by $10 million ($6 million after income taxes) in the first half of 2001. The impact of hedging on refining and marketing results was not material.

              At June 30, 2001, after-tax deferred gains from hedging crude oil and natural gas contracts expiring through 2003 were approximately $72 million (including $60 million of unrealized gains). Of the total, $6 million relates to the remainder of 2001.


Note 9  -     Comprehensive income, which includes net income and the effects of foreign currency translation and cash flow hedges recorded directly in stockholders' equity, was as follows (in millions):

                                             Three months        Six months
                                            ended June 30       ended June 30
                                           ---------------     ---------------
                                            2001      2000      2001      2000
                                           -----     -----     -----     -----
                  Comprehensive income     $ 359     $ 195     $ 665     $ 418
                                           =====     =====     =====     =====


Note 10 -     The Corporation's results by operating segment were as follows (in millions):

                                                      Three months              Six months
                                                     ended June 30             ended June 30
                                                 --------------------      --------------------
                                                   2001         2000         2001         2000
                                                 -------      -------      -------      -------
             Operating revenues
              Exploration and production (*)     $ 1,244      $   870      $ 2,520      $ 1,920
              Refining, marketing
                and shipping                       2,478        1,959        5,648        3,889
                                                 -------      -------      -------      -------
                   Total                         $ 3,722      $ 2,829      $ 8,168      $ 5,809
                                                 =======      =======      =======      =======

             Net income (loss)
              Exploration and production         $   304      $   178      $   579      $   396
              Refining, marketing
                and shipping                         101           64          206          112
              Corporate, including interest          (48)         (40)         (91)         (82)
                                                 -------      -------      -------      -------
                   Total                         $   357      $   202      $   694      $   426
                                                 =======      =======      =======      =======

                     PART I - FINANCIAL INFORMATION (CONTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



              (*) Includes transfers to affiliates of $261 million and $524 million during the three- and six-months ended June 30, 2001, compared to $185 million and $334 million for the corresponding periods of 2000.


Note 11 -     In June 2001, the Financial Accounting Standards Board issued FAS
              No. 141, Business Combinations, and FAS No. 142, Goodwill and
              Other Intangible Assets. These new statements require the use of the purchase method of accounting for all business combinations entered into after June 29, 2001. In addition, the new rules will require that goodwill no longer be amortized as an expense.
              Instead, goodwill will be subject to an annual impairment test.

              Except for the accounting for new goodwill as discussed below, the Corporation will adopt these rules on January 1, 2002. Early in 2002, the Corporation will perform the first of the required impairment tests of goodwill. The Corporation has not yet determined what the effects of the new accounting standards will be on its income and financial position.

              When the planned acquisition of Triton Energy Limited is completed, goodwill recorded in connection with this purchase will be accounted for under the provisions of FAS No. 142 and will not be amortized.

                    PART I - FINANCIAL INFORMATION (CONT'D.)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

              RESULTS OF OPERATIONS

                     Net income for the second quarter of 2001 amounted to $357 million compared with $202 million in the second quarter of 2000. Net income for the first half of 2001 was $694 million compared with $426 million in the first half of 2000.

                     The after-tax results by major operating activity for the
              three- and six-month periods ended June 30, 2001 and 2000 were as follows (in millions, except per share data):

                                                      Three months          Six months
                                                     ended June 30         ended June 30
                                                   ----------------      ----------------
                                                    2001       2000       2001       2000
                                                   -----      -----      -----      -----
              Exploration and production           $ 304      $ 178      $ 579      $ 396
              Refining, marketing and shipping       101         64        206        112
              Corporate                              (19)       (10)       (32)       (22)
              Interest expense                       (29)       (30)       (59)       (60)
                                                   -----      -----      -----      -----

              Net income                           $ 357      $ 202      $ 694      $ 426
                                                   =====      =====      =====      =====
              Net income per share (diluted)       $3.98      $2.24      $7.77      $4.71
                                                   =====      =====      =====      =====


              Exploration and Production

                     Operating earnings from exploration and production
              activities were $126 million higher in the second quarter of 2001 compared with the second quarter of 2000. For the first six months, exploration and production earnings were $183 million higher in 2001 than 2000. These increases mainly reflect higher worldwide crude oil and natural gas selling prices and sales volumes.

                     The Corporation's average selling prices, including the
              effects of hedging, were as follows:

                                                        Three months              Six months
                                                       ended June 30             ended June 30
                                                   ---------------------     ---------------------
                                                     2001         2000         2001         2000
                                                   --------     --------     --------     --------
              Crude oil (per barrel)
                   United States                   $  24.82     $  24.46     $  24.55     $  23.55
                   Foreign                            27.87        24.09        26.76        24.89

              Natural gas liquids (per barrel)
                   United States                   $  20.25     $  18.69     $  22.98     $  19.84
                   Foreign                            20.28        20.64        21.41        21.60

              Natural gas (per Mcf)
                   United States                   $   4.64     $   3.37     $   4.96     $   2.90
                   Foreign                             2.48         2.10         2.73         2.09

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                     The Corporation's net daily worldwide production was as
              follows (in thousands):

                                                           Three months          Six months
                                                          ended June 30         ended June 30
                                                        -----------------     -----------------
                                                         2001       2000       2001       2000
                                                        ------     ------     ------     ------
              Crude oil (barrels per day)
                   United States                            69         55         63         53
                   United Kingdom                          117        112        119        112
                   Norway                                   25         27         25         25
                   Denmark                                  17         19         20         25
                   Algeria                                  13         --         13         --
                   Gabon                                     9          7          8          8
                   Indonesia                                 6          4          6          4
                   Azerbaijan                                4          3          4          3
                                                        ------     ------     ------     ------
                        Total                              260        227        258        230
                                                        ======     ======     ======     ======

              Natural gas liquids (barrels per day)
                   United States                            15         12         13         13
                   Foreign                                   8         10          9          9
                                                        ------     ------     ------     ------
                        Total                               23         22         22         22
                                                        ======     ======     ======     ======

              Natural gas (Mcf per day)
                   United States                           474        298        399        296
                   United Kingdom                          289        299        316        322
                   Denmark                                  38         25         44         29
                   Norway                                   25         24         25         25
                   Indonesia and Thailand                   34         33         32         35
                                                        ------     ------     ------     ------
                        Total                              860        679        816        707
                                                        ======     ======     ======     ======

              Barrels of oil equivalent
                   (barrels per day)                       426        362        416        370
                                                        ======     ======     ======     ======

                     On a barrel of oil equivalent basis, the Corporation's oil and gas production increased by 18% in the second quarter of 2001 compared with the corresponding period of 2000. The increases in United States crude oil and natural gas production mainly resulted from the purchase of substantially all of the assets of a privately held exploration and production company in April. In addition, production from the Conger Field in the Gulf of Mexico, which commenced in the fourth quarter of 2000, contributed to the increase. United Kingdom crude oil production increased principally because of production from the Bittern Field, which commenced in the second half of 2000. Crude oil production in the first half of 2001 also reflects production from the Corporation's interest in a redevelopment project in Algeria. The failure of power generation turbines in late June through July 17 will reduce crude oil production from the South Arne Field in Denmark in the third quarter.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                     Production expenses in 2001 were higher than 2000,
              partially due to increased production volumes and to the mix of producing fields. Depreciation, depletion and amortization charges were also higher in 2001, reflecting higher production and increased per-barrel costs from the acquisition completed in April. The effective income tax rate on exploration and production earnings in the first half of 2001 was 40%, compared with 42% in the first half of 2000.

                     Crude oil and natural gas selling prices are currently
              below the average selling prices that the Corporation received in the second quarter. The effect of lower prices on the Corporation's third quarter earnings will only be partially mitigated by its hedging program.

              Refining, Marketing and Shipping

                     Operating earnings for refining, marketing and shipping
              activities amounted to $101 million and $206 million in the second quarter and first half of 2001, compared with $64 million and $112 million in the corresponding periods of 2000. The Corporation's downstream operations include its 50% equity share of HOVENSA, a refining joint venture.

                     HOVENSA

                     The Corporation's share of HOVENSA's income was $51 million in the second quarter of 2001 compared with $41 million in the second quarter of 2000. The Corporation's share of HOVENSA's income in the first half of 2001 was $66 million compared with $52 million in 2000. Margins for refined products were higher in the second quarter and first half of 2001 compared with the corresponding periods of 2000. Increased margins were partially offset by scheduled maintenance on the fluid catalytic cracking unit for six weeks during the first half of the year. Income taxes on HOVENSA's results are offset by available loss carryforwards.

                     Operating earnings from refining, marketing and shipping
              activities also included interest income of $20 million in the first half of 2001 and $25 million in the first half of 2000 on the note received from PDVSA V.I. in connection with the formation of the joint venture.

                     Retail, energy marketing and other

                     Results from retail gasoline operations for the second
              quarter and first half of 2001 were higher than the corresponding periods of 2000, reflecting higher margins at gasoline stations. The Corporation's Port Reading refining facility had increased earnings, reflecting improved margins and the shutdown for scheduled maintenance in the first quarter of last year. Earnings from energy marketing activities decreased in the second quarter and first half of 2001 compared with the corresponding periods of 2000. The reduced earnings in the second quarter included an after-tax

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              charge of $13 million, reflecting adjustments to the cost of natural gas purchased for resale to customers of recently acquired energy marketing businesses. Marketing expenses increased by $30 million in the second quarter and $77 million in the first half of 2001 compared with 2000, principally reflecting expanded retail and energy marketing operations. Total refined product sales volumes amounted to 77 million barrels in the first half of 2001 compared with 68 million barrels in the first half of 2000.

                     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions in addition to its hedging program. The combined results from trading activities amounted to a loss of $12 million in the second quarter and income of $12 million in the first half of 2001. This compares with breakeven results in the second quarter of 2000 and a loss of $10 million in the first half of 2000. Expenses of the trading partnership are included in marketing expenses.

                     During the second quarter of 2001, the Corporation sold its fleet of tugs and barges in the Northeast United States, resulting in an after-tax gain of $17 million. The pre-tax gain of $26 million is included in non-operating income in the income statement.

                     Refining margins deteriorated at the end of the second
              quarter and continue to be depressed. This will negatively affect HOVENSA and Port Reading earnings in the third quarter.


              Corporate

                     Corporate results in the second quarter and first half of
              2001 were higher than the comparable periods of 2000, because of lower interest income and lower dividend income from reinsurers and increased administrative expenses.

              Consolidated Operating Revenues

                     Sales and other operating revenues increased by 31% in the second quarter and 40% in the first half of 2001 compared with the same periods in 2000. The increase primarily reflects higher selling prices and increased sales volumes of refined products and purchased natural gas. Crude oil and natural gas production volumes and natural gas selling prices were also higher.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

              LIQUIDITY AND CAPITAL RESOURCES

                     On July 10, 2001 the Corporation announced that it entered into a definitive agreement to commence a cash tender offer for all outstanding ordinary shares of Triton Energy Limited for $45 per share. The transaction has a total cost of approximately $3.2 billion, including the assumption of approximately $500 million in Triton debt. A private investment firm holding 38% of Triton shares has given the Corporation an irrevocable commitment to sell its interest to the Corporation. The Corporation plans to finance this transaction using existing credit facilities and new borrowings.

                     Net cash provided by operating activities, including
              changes in operating assets and liabilities, amounted to $1,021 million in the first half of 2001 compared with $908 million in the first half of 2000. Excluding changes in balance sheet accounts, the increase was $309 million and resulted primarily from improved operating results.

                     Total debt was $2,280 million at June 30, 2001 compared
              with $2,050 million at December 31, 2000. The debt to capitalization ratio decreased to 33% at June 30 compared to 35% at year-end. At June 30, 2001, the Corporation had $2.7 billion of additional borrowing capacity available under its revolving credit agreements and additional unused lines of credit under uncommitted arrangements with banks of $219 million. In July 2001, the Corporation entered into an agreement for an additional $1 billion of two-year revolving credit. The Corporation has also filed a shelf registration statement for $3 billion of debt securities, which became effective on July 27, 2001. The Corporation currently intends to issue approximately $1.2 billion of these debt securities to fund a portion of the Triton acquisition. The $1 billion, two-year revolving credit facility will be reduced by the proceeds of this debt issuance. The Corporation intends to fund the remainder of the purchase under its existing revolving credit agreements and with available cash.

                     Since inception of the Corporation's $300 million common
              stock repurchase program in March 2000, the Corporation has repurchased 3,707,100 shares as of June 30, 2001, for approximately $240 million.

                     The Corporation uses futures, forwards, options and swaps
              to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation's production and the related gains or losses are an integral part of the Corporation's selling prices. At June 30, 2001, the Corporation had open hedge positions on 17% of its estimated worldwide crude oil production and 20% of its U.S. natural gas production for the remainder of the year. The Corporation has also hedged 13% of its estimated crude oil production and 19% of its U.S. natural gas production for 2002 and 6% of its U.S. natural gas production for 2003. As market conditions change, the Corporation may adjust its hedge positions.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

                     The Corporation uses value at risk to estimate the
              potential effects of changes in fair values of derivatives and other instruments used in hedging activities and derivatives and commodities used in trading activities. The Corporation estimates that at June 30, 2001, the value at risk was $17 million ($36 million at December 31, 2000) related to hedging activities and $21 million ($16 million at December 31, 2000) for trading activities.

                     The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the foreign currency required in its North Sea operations. At June 30, 2001, the Corporation had $448 million of notional value foreign exchange contracts outstanding.

                     Capital expenditures in the first half of 2001 amounted to
              $1,467 million, of which $1,365 million related to exploration and production activities. These expenditures include the purchases of oil and natural gas reserves in the Gulf of Mexico and onshore Louisiana for $865 million. Capital expenditures in the first half of 2000 amounted to $405 million including $321 million for exploration and production. For the remainder of 2001, capital expenditures, excluding Triton acquisition costs and post acquisition Triton capital expenditures, are expected to be approximately $760 million and will be financed by internally generated funds and borrowings. In April, the Corporation also invested $86 million in a 50% joint venture with a company that owns and operates 120 gasoline stations and convenience stores and 21 travel centers located in Virginia, North Carolina and South Carolina. In May, the Corporation leased 53 retail outlets in Boston and southern New Hampshire.


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

                           PART II - OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

              The Annual Meeting of Stockholders of the Registrant was held on May 2, 2001. The Inspectors of Election reported that 80,130,348 shares of Common Stock of the Registrant were represented in person or by proxy at the meeting, constituting 89.91% of the votes entitled to be cast. At the meeting, stockholders voted upon the election of four nominees for the Board of Directors for the three-year term expiring in 2004 and the ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ended December 31, 2001.

                     With respect to the election of directors, the inspectors
              of election reported as follows:

                                                                FOR                    WITHHOLD AUTHORITY TO VOTE
                     NAME                                 NOMINEE LISTED                   FOR NOMINEE LISTED
                     ----                                 --------------                   ------------------
                     Nicholas F. Brady                      79,373,844                           756,504
                     J. Barclay Collins                     79,400,610                           729,738
                     Thomas H. Kean                         79,385,973                           744,375
                     Frank A. Olson                         79,399,220                           731,128

                     The inspectors reported that 79,546,147 votes were cast for the ratification of the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001, 348,519 votes were cast against said ratification and holders of 235,682 votes abstained.

                     There were no broker non-votes with respect to the election of directors or the ratification of the selection of independent auditors.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.


              (a)  Exhibits

                   4 - Credit agreement dated as of July 30, 2001 between
                       Registrant and Citibank, N.A.

              (b)  Reports on Form 8-K

                   The Registrant filed no reports on Form 8-K during the three months ended June 30, 2001.

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




Date:  August 7, 2001