Form 10-Q
period 2001-09-30
AMERADA HESS CORP
filed 2001-11-09
CIK 4447

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            -------------------------

                                   FORM 10-Q


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

                                       or

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         COMMISSION FILE NUMBER 1-1204

                            -------------------------


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

        At September 30, 2001, 88,693,455 shares of Common Stock were outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                      (in millions, except per share data)


                                                                           THREE MONTHS            NINE MONTHS
                                                                        ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                                       -------------------     -------------------
                                                                        2001        2000        2001        2000
                                                                       -------     -------     -------     -------
REVENUES
  Sales (excluding excise taxes) and other operating revenues          $ 2,888     $ 2,833     $10,531     $ 8,308
  Non-operating income
    Equity in income of HOVENSA L.L.C.                                      11          24          77          76
    Other                                                                   35          30         120          87
                                                                       -------     -------     -------     -------

        Total revenues                                                   2,934       2,887      10,728       8,471
                                                                       -------     -------     -------     -------

COSTS AND EXPENSES
  Cost of products sold                                                  1,848       1,768       7,016       5,361
  Production expenses                                                      196         139         522         401
  Marketing expenses                                                       161         157         466         385
  Exploration expenses, including dry holes
    and lease impairment                                                    75          65         232         217
  Other operating expenses                                                  54          60         163         168
  General and administrative expenses                                       71          50         195         152
  Interest expense                                                          51          42         132         119
  Depreciation, depletion and amortization                                 254         176         664         516
                                                                       -------     -------     -------     -------

        Total costs and expenses                                         2,710       2,457       9,390       7,319
                                                                       -------     -------     -------     -------

  Income before income taxes                                               224         430       1,338       1,152
  Provision for income taxes                                                57         173         478         469
                                                                       -------     -------     -------     -------

NET INCOME                                                             $   167     $   257     $   860     $   683
                                                                       =======     =======     =======     =======

NET INCOME PER SHARE
  BASIC                                                                $  1.90     $  2.89     $  9.76     $  7.63
                                                                       =======     =======     =======     =======
  DILUTED                                                              $  1.86     $  2.86     $  9.63     $  7.57
                                                                       =======     =======     =======     =======

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                             89.4        89.8        89.3        90.2

COMMON STOCK DIVIDENDS PER SHARE                                       $   .30     $   .15     $   .90     $   .45





          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)


             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (in millions of dollars, thousands of shares)


                                                ASSETS
                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                2001              2000
                                                                            -------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                                   $      65        $     312
  Accounts receivable                                                             2,914            2,996
  Inventories                                                                       553              401
  Other current assets                                                              395              406
                                                                              ---------        ---------
        Total current assets                                                      3,927            4,115
                                                                              ---------        ---------

INVESTMENTS AND ADVANCES
  HOVENSA L.L.C.                                                                    908              831
  Other                                                                             740              219
                                                                              ---------        ---------
        Total investments and advances                                            1,648            1,050
                                                                              ---------        ---------

PROPERTY, PLANT AND EQUIPMENT
  Total - at cost                                                                16,226           11,898
  Less reserves for depreciation, depletion,
    amortization and lease impairment                                             8,174            7,575
                                                                              ---------        ---------
        Property, plant and equipment - net                                       8,052            4,323
                                                                              ---------        ---------

NOTE RECEIVABLE                                                                     395              443
                                                                              ---------        ---------

GOODWILL                                                                            978               --
                                                                              ---------        ---------

DEFERRED INCOME TAXES AND OTHER ASSETS                                              291              343
                                                                              ---------        ---------

TOTAL ASSETS                                                                  $  15,291        $  10,274
                                                                              =========        =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                                    $   2,013        $   1,875
  Accrued liabilities                                                               927            1,158
  Taxes payable                                                                     497              440
  Notes payable                                                                      59                7
  Current maturities of long-term debt                                              275               58
                                                                              ---------        ---------
        Total current liabilities                                                 3,771            3,538
                                                                              ---------        ---------

LONG-TERM DEBT                                                                    5,162            1,985
                                                                              ---------        ---------

DEFERRED LIABILITIES AND CREDITS
  Deferred income taxes                                                           1,117              510
  Other                                                                             421              358
                                                                              ---------        ---------
        Total deferred liabilities and credits                                    1,538              868
                                                                              ---------        ---------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00, 20,000 shares authorized
    3% cumulative convertible series
      Authorized - 330 shares
      Issued - 327 shares ($16 million liquidation preference)                       --               --
  Common stock, par value $1.00
    Authorized - 200,000 shares
    Issued - 88,693 shares at September 30, 2001;
      88,744 shares at December 31, 2000                                             89               89
  Capital in excess of par value                                                    902              864
  Retained earnings                                                               3,780            3,069
  Accumulated other comprehensive income                                             49             (139)
                                                                              ---------        ---------
        Total stockholders' equity                                                4,820            3,883
                                                                              ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  15,291        $  10,274
                                                                              =========        =========


          See accompanying notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION (CONT'D.)

             AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                                 (in millions)

                                                                                   2001                    2000
                                                                                ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $     860               $     683
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation, depletion and amortization                                        664                     516
      Exploratory dry hole costs                                                      122                      91
      Lease impairment                                                                 24                      20
      Provision for deferred income taxes                                              99                     181
      Undistributed earnings of affiliates                                            (68)                    (69)
                                                                                ---------               ---------
                                                                                    1,701                   1,422
      Changes in operating assets and liabilities                                     (19)                      9
                                                                                ---------               ---------

        Net cash provided by operating activities                                   1,682                   1,431
                                                                                ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (1,981)                   (610)
  Acquisition of Triton Energy Limited, net of cash                                (2,720)                     --
  Other                                                                               (30)                     (2)
                                                                                ---------               ---------

        Net cash used in investing activities                                      (4,731)                   (612)
                                                                                ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                                                 52                     (16)
  Long-term borrowings                                                              2,891                      --
  Repayment of long-term debt                                                          (5)                   (394)
  Cash dividends paid                                                                 (94)                    (54)
  Common stock acquired                                                              (100)                   (188)
  Stock options exercised                                                              59                      51
                                                                                ---------               ---------

        Net cash provided by (used in) financing activities                         2,803                    (601)
                                                                                ---------               ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (1)                     --
                                                                                ---------               ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (247)                    218

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        312                      41
                                                                                ---------               ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      65               $     259
                                                                                =========               =========


          See accompanying notes to consolidated financial statements.

                   PART I - FINANCIAL INFORMATION (CONT'D.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation's consolidated financial position at September 30, 2001 and December 31, 2000, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 and the consolidated cash flows for the nine-month periods ended September 30, 2001 and 2000. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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


Note 2 - On August 14, 2001, the Corporation acquired 97.3% of the outstanding ordinary shares of Triton Energy Limited, an international oil and gas exploration and production company.
           The acquisition of Triton improves the Corporation's competitive position and strengthens its exploration and production business, providing access to long life international reserves and to exploration potential.

           The Corporation accounted for the acquisition of Triton as a purchase using the accounting standards established in Statement of Financial Accounting Standard Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. FAS No. 141 requires use of the purchase method of accounting for business combinations. These accounting rules also require that the goodwill related to the Triton acquisition not be amortized. This goodwill, however, must be tested for impairment at least annually. The Corporation's consolidated financial statements include Triton's results of operations for the period beginning August 14, 2001.

           The Corporation's investment in Triton was $2,720 million (net of $200 million of cash acquired) on the closing date, August 14, 2001. The estimated fair values of assets acquired and liabilities assumed at August 14, 2001 follow (in millions):

              Current assets (net of cash acquired)               $      101
              Investments and advances                                   447
              Property, plant and equipment                            2,605
              Other assets                                                 7
              Goodwill                                                   978
                                                                  ----------
                    Total assets acquired                              4,138
                                                                  ----------
              Current liabilities                                       (269)
              Long-term debt (average rate 6.3%,
              due through 2007)                                         (555)
              Deferred liabilities and credits                          (594)
                                                                  ----------
                    Total liabilities assumed                         (1,418)
                                                                  ----------

                    Net assets acquired                           $    2,720
                                                                  ==========

                   PART I - FINANCIAL INFORMATION (CONT'D.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The goodwill relates to the exploration and production segment and is not deductible for tax purposes. Minor adjustments to the purchase price allocation, including estimated assumed liabilities, may still be required.

           The following pro forma results of operations present information as if the Triton acquisition occurred at the beginning of each year (in millions, except per share data):


                                                              Pro forma information
                                           --------------------------------------------------------
                                                  Three months                    Nine months
                                               ended September 30             ended September 30
                                           --------------------------     -------------------------
                                               2001          2000             2001          2000
                                           -----------    -----------     -----------    ----------
           Revenue                         $     2,988    $     2,985     $    11,051    $    8,717
           Net income                              164            261             860           673
           Earnings per share
              Basic                               1.86           2.94            9.76          7.52
              Diluted                             1.83           2.91            9.63          7.46

Note 3 - Inventories consist of the following (in millions):

                                                            September 30,       December 31,
                                                                2001                2000
                                                           --------------      --------------
              Crude oil and other charge stocks            $          143      $          103
              Refined and other finished products                     478                 502
              Less: LIFO adjustment                                  (185)               (281)
                                                           --------------      --------------
                                                                      436                 324
              Materials and supplies                                  117                  77
                                                           --------------      --------------
                  Total inventories                        $          553      $          401
                                                           ==============      ==============

Note 4 - The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized income statement information for HOVENSA follows (in millions):

                                                  Three months                    Nine months
                                               ended September 30             ended September 30
                                           --------------------------     -------------------------
                                               2001          2000             2001          2000
                                           -----------    -----------     -----------    ----------
           Total revenues                   $    1,058    $     1,353     $     3,403    $    3,825
           Costs and expenses                    1,035          1,304           3,246         3,671
                                            ----------    -----------     -----------    ----------
                 Net income                 $       23    $        49     $       157    $      154
                                            ==========    ===========     ===========    ==========

           Amerada Hess
                 Corporation's share        $       11    $        24     $        77    $       76
                                            ==========    ===========     ===========    ==========

                   PART I - FINANCIAL INFORMATION (CONT'D.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - In January 2001, the Corporation replaced its $2 billion Global Revolving Credit Facility, which was due to expire in 2002, with two new committed revolving credit facilities. The first is a $1.5 billion, five-year revolving credit agreement, which expires in January 2006 and bears interest at .50% above the London Interbank Offered Rate. The second provided $1.5 billion of short-term revolving credit and was cancelled in August 2001. A facility fee of .10% per annum is currently payable on the $1.5 billion credit line that remains outstanding. The interest rate and facility fee are adjusted if the Corporation's public debt rating changes.

           In August 2001, the Corporation issued $2.5 billion of public debentures with the following terms (in millions):

               Maturity - August 15                 2004           2006          2011          2031
               Principal                            $500           $500          $750          $750
               Coupon rate                          5.30%          5.90%         6.65%         7.30%
               Effective rate after discount        5.34%          5.92%         6.67%         7.37%

           In the third quarter, the Corporation entered into a $1 billion, two-year revolving credit agreement. The facility was automatically cancelled upon the issuance of the public debentures.


Note 6 - During the three- and nine-month periods ended September 30, 2001, the Corporation capitalized interest of $14 million on major development projects.


Note 7 - The provision for income taxes consisted of the following (in millions):

                                                  Three months                    Nine months
                                               ended September 30             ended September 30
                                            -------------------------     -------------------------
                                               2001          2000             2001          2000
                                            ----------    -----------     -----------    ----------
           Current                          $       17    $        81     $       379    $      288
           Deferred                                 40             92              99           181
                                            ----------    -----------     -----------    ----------
              Total                         $       57    $       173     $       478    $      469
                                            ==========    ===========     ===========    ==========


Note 8 - Foreign currency gains (losses), after income tax effect, amounted to the following (in millions):


                                                  Three months                    Nine months
                                               ended September 30             ended September 30
                                            -------------------------     -------------------------
                                               2001          2000             2001          2000
                                            ----------    -----------     -----------    ----------
           Foreign currency
              gains (losses)                $      (13)   $        --     $        --    $        3
                                            ==========    ===========     ===========    ==========

                                      6

                   PART I - FINANCIAL INFORMATION (CONT'D.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

                                                  Three months                    Nine months
                                               ended September 30             ended September 30
                                            -------------------------     -------------------------
                                               2001          2000             2001          2000
                                            ----------    -----------     -----------    ----------
           Common shares - basic                88,133         88,811          88,116        89,481
           Effect of dilutive securities
           (equivalent shares)
             Nonvested common stock                470            322             422           364
             Stock options                         593            458             523           300
             Convertible preferred
               stock                               205            205             205            92
                                            ----------    -----------     -----------    ----------
           Common shares - diluted              89,401         89,796          89,266        90,237
                                            ==========    ===========     ===========    ==========

Note 10 -  The Corporation adopted FAS No. 133, Accounting for Derivative
           Instruments and Hedging Activities, on January 1, 2001. This statement requires that the Corporation recognize all derivatives on the balance sheet at fair value and establishes criteria for using derivatives as hedges. The Corporation uses derivatives in its hedging program and its trading activities, including its 50% owned trading partnership.

           The Corporation reclassifies hedging gains and losses included in other comprehensive income to earnings at the time the hedged transactions are recognized. Hedging increased exploration and production results by $19 million ($12 million after income taxes) in the third quarter of 2001 and increased income by $9 million ($6 million after income taxes) in the first nine months of 2001. The impact of hedging on refining and marketing results was not material.

           At September 30, 2001, after-tax deferred gains from crude oil and natural gas contracts used as hedges and expiring through 2003 were approximately $190 million (including $173 million of unrealized gains). Of the total, $43 million relates to the remainder of 2001.


Note 11 -  Comprehensive income, which includes net income and the effects of foreign currency translation and cash flow hedges recorded directly in stockholders' equity, was as follows (in millions):


                                                  Three months                    Nine months
                                               ended September 30             ended September 30
                                            -------------------------     -------------------------
                                               2001          2000             2001          2000
                                            ----------    -----------     -----------    ----------
               Comprehensive income         $      284    $       247     $       949    $      665
                                            ==========    ===========     ===========    ==========

                   PART I - FINANCIAL INFORMATION (CONT'D.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -  The Corporation's results by operating segment were as follows (in millions):

                                                  Three months                    Nine months
                                               ended September 30             ended September 30
                                            -------------------------     -------------------------
                                               2001          2000             2001          2000
                                            ----------    -----------     -----------    ----------
          Operating revenues
           Exploration and production (*)   $    1,060    $       973     $     3,579    $    2,893
           Refining, marketing
             and shipping                        2,015          2,080           7,664         5,969
                                            ----------    -----------     -----------    ----------
                Total                       $    3,075    $     3,053     $    11,243    $    8,862
                                            ==========    ===========     ===========    ==========

          Net income (loss)
           Exploration and production       $      228    $       238     $       808    $      634
           Refining, marketing
             and shipping                            5             62             210           174
           Corporate, including interest           (66)           (43)           (158)         (125)
                                            ----------    -----------     -----------    ----------
                Total                       $      167    $       257     $       860    $      683
                                            ==========    ===========     ===========    ==========

           (*) Includes transfers to affiliates of $187 million and $712 million during the three and nine months ended September 30, 2001, compared to $220 million and $554 million for the corresponding periods of 2000.


Note 13 -  The Corporation adopted FAS No. 141 and FAS No. 142 for the Triton acquisition and related goodwill. Certain remaining provisions of these standards become effective on January 1, 2002. Early in 2002, the Corporation will perform the first of the required impairment tests of goodwill.

           The Financial Accounting Standards Board also recently issued FAS No. 143, Accounting for Asset Retirement Obligations. This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets for which a legal retirement obligation exists, such as certain oil and gas production facilities. This standard becomes effective in 2003.

           The Corporation has not yet determined what the future effects of adopting the new accounting standards will be on its income and financial position.

                   PART I - FINANCIAL INFORMATION (CONT'D.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

            RESULTS OF OPERATIONS

                 Net income for the third quarter of 2001 amounted to $167
            million compared with $257 million in the third quarter of 2000. Net income for the first nine months of 2001 was $860 million compared with $683 million in the first nine months of 2000.

                 The after-tax results by major operating activity for the
            three- and nine-month periods ended September 30, 2001 and 2000 were as follows (in millions, except per share data):


                                                       Three months ended         Nine months ended
                                                          September 30              September 30
                                                       ------------------        ------------------
                                                         2001       2000           2001       2000
                                                       --------   -------        --------   -------
            Exploration and production                 $    228   $   238        $    808   $   634
            Refining, marketing and shipping                  5        62             210       174
            Corporate                                       (32)      (10)            (65)      (32)
            Interest expense                                (34)      (33)            (93)      (93)
                                                       --------   -------        --------   -------

            Net income                                 $    167   $   257        $    860   $   683
                                                       ========   =======        ========   =======
            Net income per share (diluted)             $   1.86   $  2.86        $   9.63   $  7.57
                                                       ========   =======        ========   =======

            Exploration and Production

                 Earnings from exploration and production activities decreased by $10 million in the third quarter of 2001 compared with the third quarter of 2000. The results for the third quarter of 2001 include income of $48 million from the resolution of a United Kingdom income tax dispute. Excluding the tax settlement, exploration and production earnings were lower in the third quarter of 2001 principally reflecting lower crude oil and natural gas selling prices and higher unit costs.

                 The Corporation's average selling prices, including the
            effects of hedging, were as follows:

                                                       Three months ended         Nine months ended
                                                          September 30              September 30
                                                       ------------------        ------------------
                                                         2001       2000           2001       2000
                                                       --------   -------        --------   -------
            Crude oil (per barrel)
                 United States                        $  23.38   $  24.40        $ 24.15   $  23.84
                 Foreign                                 24.62      26.55          26.02      25.72

            Natural gas liquids (per barrel)
                 United States                        $  17.73   $  23.81        $ 20.94   $  21.22
                 Foreign                                 17.86      24.54          20.29      22.50

            Natural gas (per Mcf)
                 United States                        $   3.42   $   3.98        $  4.39   $   3.26
                 Foreign                                  1.96       2.16           2.51       2.12

                                      9

                   PART I - FINANCIAL INFORMATION (CONT'D.)

                 The Corporation's net daily worldwide production was as follows (in thousands):

                                                       Three months ended         Nine months ended
                                                          September 30              September 30
                                                       ------------------        ------------------
                                                         2001       2000           2001       2000
                                                       --------   -------        --------   -------
            Crude oil (barrels per day)
                United States                                66        56              64        54
                United Kingdom                              114       123             117       116
                Norway                                       23        23              24        24
                Denmark                                      18        26              20        25
                Algeria                                      13        --              13        --
                Colombia                                     14        --               5        --
                Equatorial Guinea                             9        --               3        --
                Gabon                                         9         7               8         8
                Indonesia                                     6         5               6         4
                Azerbaijan                                    4         3               4         3
                                                      ---------  --------        --------  --------
                   Total                                    276       243             264       234
                                                      =========  ========        ========  ========

            Natural gas liquids (barrels per day)
                United States                                16        13              14        13
                Foreign                                       8         8               9         9
                                                      ---------  --------        --------  --------
                   Total                                     24        21              23        22
                                                      =========  ========        ========  ========

            Natural gas (Mcf per day)
                United States                               464       282             421       292
                United Kingdom                              240       239             291       294
                Denmark                                      39        45              42        35
                Norway                                       24        21              25        23
                Indonesia, Thailand and other                30        29              31        33
                                                      ---------  --------        --------  --------
                   Total                                    797       616             810       677
                                                      =========  ========        ========  ========

            Barrels of oil equivalent
                (barrels per day)                           433       367             422       369
                                                      =========  ========        ========  ========

                 Third quarter production included 23,000 barrels of crude oil per day from the acquisition of Triton Energy Limited on August
            14. Increased United States crude oil and natural gas production in the third quarter and nine months of 2001 resulted primarily from the purchase of onshore and offshore Gulf of Mexico assets in the first half of the year. In addition, production from the Conger Field in the Gulf of Mexico commenced in the fourth quarter of 2000 and contributed to the increase. The third quarter decrease in United Kingdom crude oil production reflects scheduled maintenance on several fields. Reduced production in Denmark resulted from a production interruption on the South Arne field in the third quarter. Crude oil production in 2001 includes production from the Corporation's interest in a redevelopment project in Algeria.

                   PART I - FINANCIAL INFORMATION (CONT'D.)

                 Production expenses in the third quarter and first nine
            months of 2001 were higher than 2000, due to increased production volumes and higher per-barrel costs reflecting the mix of producing fields. Depreciation, depletion and amortization charges were also higher in 2001, reflecting increased production and higher per-barrel costs from acquisitions. The resolution of the United Kingdom income tax dispute referred to above, relates to refunds of Advance Corporation Tax and deductions for exploratory drilling outside of the United Kingdom. Excluding the effect of this income tax settlement, the effective income tax rate on exploration and production earnings in the first nine months of 2001 was 40%, approximately the same as in the first nine months of 2000.

                 Crude oil and natural gas selling prices are currently below the average selling prices that the Corporation received in the third quarter. The effect of lower prices on the Corporation's fourth quarter earnings will only be partially mitigated by its hedging program.

            Refining, Marketing and Shipping

                 Earnings from refining, marketing and shipping activities
            amounted to $5 million and $210 million in the third quarter and first nine months of 2001, compared with $62 million and $174 million in the corresponding periods of 2000. The third quarter results include an after-tax loss of $46 million resulting primarily from adjustments to costs associated with natural gas in prior quarters. The loss resulted from contracting and operational problems, as well as system and data integration issues, associated with energy marketing business acquisitions. Contracts have been modified and operational processes and information systems are being upgraded.

                 HOVENSA

                 The Corporation's share of HOVENSA's income was $11 million in the third quarter of 2001 compared with $24 million in the third quarter of 2000. The decrease in HOVENSA's results was primarily due to lower refining margins. The Corporation's share of HOVENSA's income in the first nine months of 2001 was $77 million compared with $76 million in 2000. Increased margins were partially offset by scheduled maintenance on the fluid catalytic cracking unit. Income taxes on HOVENSA's results are offset by available loss carryforwards.

                 Operating earnings from refining, marketing and shipping
            activities also included interest income of $30 million in the first nine months of 2001 and $38 million in the first nine months of 2000 on the note received from PDVSA V.I. in connection with the formation of the joint venture.

                   PART I - FINANCIAL INFORMATION (CONT'D.)

                 Retail, energy marketing and other

                 Results from retail gasoline operations for the third quarter and first nine months of 2001 were higher than the corresponding periods of 2000, reflecting higher margins at gasoline stations. The Corporation's Port Reading refining facility had reduced earnings in the third quarter of 2001 compared with 2000, reflecting lower margins. Port Reading's earnings in the first nine months of 2001 were higher than the corresponding period of 2000, reflecting improved margins and a shutdown for scheduled maintenance last year.

                 Marketing expenses increased in the first nine months of 2001 compared with 2000, principally reflecting expanded retail and energy marketing operations. Total refined product sales volumes amounted to 109 million barrels in the first nine months of 2001, an increase over the 98 million barrels in the first nine months of 2000.

                 The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions in addition to its hedging program. The Corporation's results from trading activities, including its share of the earnings of the trading partnership, amounted to income of $14 million in the third quarter and $26 million in the first nine months of 2001. This compares with income of $5 million in the third quarter of 2000 and a loss of $5 million in the first nine months of 2000. Expenses of the trading partnership are included in marketing expenses.

                 Refining margins continue to be weak, which may result in
            continued depressed earnings from HOVENSA and Port Reading in the fourth quarter.


            Corporate

                 Net corporate expenses in the third quarter of 2001 were $32 million compared with $10 million in 2000. Net expenses in the first nine months of 2001 were $65 million compared with $32 million in 2000. The increases are due to after-tax severance costs of $7 million, a contribution to the Twin Towers Fund of $3 million ($5 million before-tax) and increased United States taxes related to foreign source income. The year-to-date results also reflect lower dividend and interest income and higher bank facility fees, as well as increased administrative costs.

            Consolidated Operating Revenues

                 Sales and other operating revenues were comparable in the
            third quarter of 2001 and 2000, but increased by 27% in the first nine months of 2001 compared with the same period of last year. The increase primarily reflects higher selling prices and sales volumes of refined products and purchased natural gas. Crude oil and natural gas production volumes and natural gas selling prices were also higher.

                   PART I - FINANCIAL INFORMATION (CONT'D.)


            LIQUIDITY AND CAPITAL RESOURCES

                 On August 14, 2001, the Corporation acquired 97.3% of the
            outstanding ordinary shares of Triton Energy Limited, an international oil and gas exploration and production company. The Corporation intends to purchase the remaining shares prior to year-end. Triton's principal operations are in Equatorial Guinea, Colombia and the joint development area of Malaysia and Thailand. The Corporation accounted for the acquisition as a purchase and consolidated Triton's results beginning August 14, 2001. The assets had a total cost of approximately $3.2 billion, including the assumption of Triton debt. The Corporation financed the acquisition principally with new borrowings and existing credit facilities.

                 Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $1,682 million in the first nine months of 2001 compared with $1,431 million in the first nine months of 2000. Excluding changes in balance sheet accounts, the increase was $279 million and resulted primarily from improved operating results.

                 Total debt was $5,496 million at September 30, 2001 compared with $2,050 million at December 31, 2000. The Corporation's debt to capitalization ratio increased to 53% at September 30 compared with 35% at year-end, as a result of the Triton acquisition. In connection with the acquisition, the Corporation issued $2.5 billion of public debentures on August 14, 2001. Of the total, $500 million bears interest at 5.3% and is due in 2004, $500 million bears interest at 5.9% and is due in 2006, $750 million bears interest at 6.65% and is due in 2011 and $750 million bears interest at 7.3% and is due in 2031. At September 30, 2001, the Corporation had $1.1 billion of additional borrowing capacity available under its revolving credit agreements and additional unused lines of credit under uncommitted arrangements with banks of $219 million.

                 During the third quarter, the Corporation completed its $300 million stock repurchase program with the purchase of 814,800 shares for approximately $60 million. In total, the Corporation repurchased 4,521,900 shares since inception of the program in March 2000.

                 The Corporation uses futures, forwards, options and swaps to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation's production and the related gains or losses are an integral part of the Corporation's selling prices. At September 30, 2001, the Corporation had open hedge positions for the remainder of the year on 40% of its estimated worldwide crude oil production and 30% of its U.S. natural gas production. The Corporation has also hedged 35% of its estimated crude oil production and 40% of its U.S. natural gas production for 2002 and 30% of its U.S. natural gas production for 2003. As market conditions change, the Corporation may adjust its hedge positions.

                    PART I - FINANCIAL INFORMATION (CONT'D.)





            LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

                 The Corporation uses value at risk to estimate the potential effects of changes in fair values of derivatives and other instruments used in hedging activities and derivatives and commodities used in trading activities. The Corporation estimates that at September 30, 2001, the value at risk was $45 million ($36 million at December 31, 2000) related to hedging activities and $12 million ($16 million at December 31, 2000) for trading activities.

                 The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the foreign currency required in its North Sea operations. At September 30, 2001, the Corporation had $443 million of notional value foreign exchange contracts outstanding.

                 Excluding the assumption of debt, the capital expenditure for the Triton acquisition was $2,720 million, net of cash acquired. Additional capital expenditures in the first nine months of 2001 amounted to $1,981 million, of which $1,853 million related to exploration and production activities. These expenditures include the purchases of crude oil and natural gas reserves in the Gulf of Mexico and onshore Louisiana for $865 million. Capital expenditures in the first nine months of 2000 amounted to $610 million including $492 million for exploration and production. For the remainder of 2001, capital expenditures are expected to be approximately $500 million and will be financed by internally generated funds and borrowings.


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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

                 As reported in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, the Florida Department of Environmental Protection ("FLDEP") furnished to the Registrant a proposed consent order relating to alleged violations of the Industrial Wastewater Discharge Permit limits for the Tampa, Florida terminal. The consent order originally proposed a fine of $1,000,000. The Registrant had previously undertaken a program of corrective measures and other appropriate responses to these alleged permit violations. Following extensive discussions between Registrant and the FLDEP, Registrant entered into a consent order in August 2001 resolving this matter with the FLDEP pursuant to which Registrant paid a $2,500 fine.

                 An alleged subsidiary of Triton Energy Limited ("Triton"),
            98% of the ordinary shares of which was acquired by Registrant on August 17, 2001, has been named a potentially responsible party with respect to the Operating Industries Inc. (OII) Superfund Site in Los Angeles County, California. The subsidiary's involvement with this site arises out of the disposal of oilfield production wastes from its former Redondo Beach Field operations from 1974 to 1982. Pursuant to the Eighth Partial Consent Decree for the site, Triton has received a settlement offer from the United States Environment Protection Agency ("EPA") proposing to relieve this subsidiary of further liability with respect to this site for approximately $5.6 million. Registrant previously advised Triton's and the subsidiary's insurance underwriters of the EPA's proposal. Prior to EPA's filing of the Consent Decree, the Registrant accepted the proposal and will continue to seek contributions from the underwriters.

                 Registrant has been served with a complaint from the New York
            State Department of Environmental Conservation ("DEC") relating to alleged violations at its petroleum terminal in Brooklyn, New York. The complaint, which seeks an order to shut down the terminal and penalties in unspecified amounts, alleges violations involving the structural integrity of certain tanks, the erosion of shorelines and bulkheads, petroleum discharges and improper certification of tank repairs. Registrant believes that many of the allegations are factually inaccurate or based on an incorrect interpretation of applicable law. Registrant has already undertaken efforts to address certain conditions discussed in the complaint. Registrant intends to vigorously contest the complaint, but is involved in Settlement discussions with DEC.

            On July 20, 2001, Registrant was served notice from the Texas Natural Resource Conservation Commission ("TNRCC") of a proposed administrative penalty of $272,250 relating to exceedances of hourly limits for SO2 emissions at its Seminole Gas Processing Plant in Seminole, Texas. Registrant believes that such exceedances were associated with planned maintenance procedures or upset occurrences at the Plant and therefore qualify for regulatory exemptions, as timely reported by the Registrant. Despite disagreeing that the exceedances qualify for exemptions, the TNRCC recently met to consider the Registrant's request for reconsideration. Registrant anticipates that the proposed penalty will be settled in the near future.

                      PART II - OTHER INFORMATION (CONT'D.)



                 In July through October 1998, eight lawsuits were filed
            against Triton and Thomas G. Finck and Peter Rugg, in their capacities as former officers of Triton. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange act of 1934, and Rule 10b-5 promulgated thereunder, in connection with disclosures concerning its properties, operations, and value relating to a prospective sale in 1998 of Triton or of all or a part of its assets. The lawsuits seek recovery of an unspecified amount of compensatory damages, fees and costs. Triton filed a motion to dismiss which was denied. Discovery is proceeding. A motion for class certification is pending. Triton believes its disclosures were accurate and intends to vigorously defend these actions but can make no assurance that the litigation will be resolved in its favor.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.   Exhibits

            4 Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant's 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30%
                 Notes due 2031, incorporated by reference to Registrant's prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.

         10(1) Acquisition Agreement dated as of July 9, 2001 among Registrant, Amerada Hess (Cayman) Limited and Triton, incorporated by reference to Exhibit (d)(1) of the Registrant's Schedule TO filed on July 17, 2001.

         10(2) Principal Shareholders Agreement dated as of July 9, 2001 among Registrant, Amerada Hess (Cayman) Limited, Triton, HM4 Triton, L.P. and the other shareholders of Triton listed on Annex A thereto, incorporated by reference to Exhibit (d)(2) of Registrant's Schedule TO filed on July 17, 2001.

            b.   Reports on Form 8-K

                 During the three months ended September 30, 2001, Registrant filed the following Reports on Form 8-K: i) a filing on July 10, 2001, as amended by a report on Form 8-K/A, reporting under Item 5 the issuance of a press release relating to an agreement to commence a tender offer for all of the outstanding ordinary shares of Triton; (ii) a filing on July 25, 2001 reporting under Item 5 the issuance of a press release announcing Registrant's results of operations for the three months ended June 30, 2001; (iii) a filing on August 9, 2001 under Item 7 of an exhibit setting forth a computation of Registrant's ratio of earnings to fixed charges; and (iv) a filing on August 29, 2001 reporting under Item 2 the acquisition of ordinary shares of Triton pursuant to its previously announced tender offer for such shares.

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






Date:  November 9, 2001