Form 10-K
period 2001-12-31
AMERADA HESS CORP
filed 2002-03-27
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

(Registrant’s telephone number, including area code, is (212) 997-8500)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered

Common Stock (par value $1.00)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $5,255,000,000 as of February 28, 2002.
      At February 28, 2002, 88,777,680 shares of Common Stock were outstanding.
      Certain items in Parts I and II incorporate information by reference from the 2001 Annual Report to Stockholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 1, 2002.

AMERADA HESS CORPORATION

Form 10-K

PART I

Item 1. Business

      Amerada Hess Corporation (the “Registrant”) is a Delaware corporation, incorporated in 1920. The Registrant and its subsidiaries (collectively referred to as the “Corporation”) explore for, produce, purchase, transport and sell crude oil and natural gas. These exploration and production activities take place in the United States, United Kingdom, Norway, Denmark, Gabon, Indonesia, Thailand, Azerbaijan, Algeria, Colombia, Equatorial Guinea, Malaysia and other countries. The Corporation also manufactures, purchases, transports, trades and markets refined petroleum and other energy products. The Corporation owns 50% of a refinery joint venture in the United States Virgin Islands, and another refining facility, terminals and retail gasoline stations located on the East Coast of the United States.

Exploration and Production

      At December 31, 2001, the Corporation had 955 million barrels of proved crude oil and natural gas liquids reserves compared with 766 million barrels at the end of 2000. Proved natural gas reserves were 2,881 million Mcf at December 31, 2001 compared with 2,127 million Mcf at December 31, 2000. The crude oil and natural gas reserves include the Corporation’s proportionate share of the reserves of equity investees. Of the total proved reserves (on a barrel of oil equivalent basis), 20% are located in the United States, 40% are located in the United Kingdom, Norwegian and Danish sectors of the North Sea and the remainder are located in Algeria, Azerbaijan, Colombia, Equatorial Guinea, Gabon, Indonesia, Thailand and Malaysia.

      Worldwide crude oil and natural gas liquids production amounted to 298,000 barrels per day in 2001 compared with 261,000 barrels per day in 2000. Worldwide natural gas production was 812,000 Mcf per day in 2001 compared with 679,000 Mcf per day in 2000. The Corporation has a number of oil and gas developments in progress and it also has an inventory of domestic and foreign drillable prospects.

      Acquisition of Triton Energy Limited. On August 14, 2001, the Corporation acquired Triton Energy Limited (Triton), an international oil and gas exploration and production company. Its principal properties, operations and oil and gas reserves are in Equatorial Guinea, Colombia and the Joint Development Area of Malaysia-Thailand.

      Equatorial Guinea. Triton has interests in production sharing contracts covering three offshore blocks. Net crude oil production from Triton’s 85% interest in the Ceiba Field averaged 14,500 barrels per day since acquisition in August 2001. The Corporation expects net crude oil production in 2002 to average over 45,000 barrels per day. The Corporation is considering development alternatives for other oil discoveries in Equatorial Guinea and plans additional exploration wells.

      Colombia. Triton participates in three contract areas with a 12% interest (9.6% after royalties) and another contract area with a 10% interest (8% after royalties). These contract areas include the Cusiana and Cupiagua Fields. The Corporation’s share of crude oil production from these fields averaged 26,400 barrels per day since acquisition in August 2001.

      Malaysia-Thailand. Triton owns one-half of a corporate joint venture that holds a 50% interest in a production sharing contract in the Joint Development Area of the Gulf of Thailand. In 1999, the parties to the production sharing contract entered into a gas sales agreement for the sale of the first phase of gas production. Commencement of production is subject to completion of pipeline facilities to be constructed by the gas purchaser.

      United States.  Amerada Hess Corporation operates mainly offshore in the Gulf of Mexico and onshore in Texas, Louisiana and North Dakota. During 2001, 26% of the Corporation’s crude oil and natural gas liquids production and 52% of its natural gas production were from United States operations.

      The table below sets forth the Corporation’s average daily net production by area in the United States:

	2001	2000

Crude Oil, Including Condensate and Natural Gas Liquids (thousands of barrels per day)

Gulf of Mexico	41	35

North Dakota	14	14

Texas	13	14

Louisiana	6	1

New Mexico	3	3

Total	77	67

Natural Gas (thousands of Mcf per day)

Gulf of Mexico	233	160

Louisiana	104	40

North Dakota	61	55

Texas	15	19

New Mexico	11	13

Other	—	1

Total	424	288

Barrels of Oil Equivalent (thousands of barrels per day)	148	115

      At December 31, 2001, the Corporation has an interest in 177 exploration blocks in the Gulf of Mexico of which it operates 123. The Corporation has 535,000 net undeveloped acres in the Gulf of Mexico.

      United Kingdom.  The Corporation’s activities in the United Kingdom are conducted by its wholly-owned subsidiary, Amerada Hess Limited. During 2001, 42% of the Corporation’s crude oil and natural gas liquids production and 36% of its natural gas production were from United Kingdom operations.

      The table below sets forth the Corporation’s average daily net production in the United Kingdom by field and the Corporation’s interest in each at December 31, 2001:

	Interest	2001	2000
Producing Field
Crude Oil, Including Condensate and Natural Gas Liquids (thousands of barrels per day)

Scott/Telford	34.95/31.42%	25	28

Beryl/Ness/Nevis/Buckland/Skene	22.22/22.22/37.35/14.07/9.07	22	26

Fife/Fergus/Flora/Angus	85.00/65.00/85.00/85.00	17	20

Bittern	28.28	15	7

Schiehallion	15.67	14	15

Ivanhoe/Rob Roy/Hamish	76.56	8	7

Arbroath/Montrose/Arkwright	28.21	7	7

Hudson	28.00	5	7

Other	Various	13	8

Total		126	125

Natural Gas (thousands of Mcf per day)

Beryl/Ness/Nevis/Buckland	22.22/22.22/37.35/14.07%	56	72

Easington Catchment Area	23.84	56	39

Everest/Lomond	18.67/16.67	53	58

Indefatigable/Leman	23.08/21.74	52	50

Davy/Bessemer	27.78/23.08	28	45

Scott/Telford	34.95/31.42	19	19

Other	Various	27	14

Total		291	297

Barrels of Oil Equivalent (thousands of barrels per day)		175	174

      The Corporation is developing several oil and gas fields in the United Kingdom North Sea and is evaluating other discoveries. Amerada Hess Limited owns 25% of the shares of Premier Oil plc, a United Kingdom company with international exploration and production interests.

      Norway.  The Corporation’s activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/S. Norwegian operations accounted for crude oil and natural gas liquids production of 26,000 and 27,000 barrels per day in 2001 and 2000, respectively. Natural gas production averaged 25,000 Mcf and 24,000 Mcf per day in 2001 and 2000, respectively. Substantially all of the Norwegian production is from the Corporation’s 28.09% interest in the Valhall Field. An enhanced-recovery waterflood project for the Valhall Field has been approved and initial water injection is scheduled for 2003.

      Denmark.  Amerada Hess ApS, the Corporation’s Danish subsidiary, operates the South Arne Field, which completed its first full year of production in 2000. Net crude oil production from the Corporation’s 57.48% interest in the South Arne Field was 20,000 barrels of oil per day in 2001 compared to 25,000 barrels of oil per day in 2000. Natural gas production was 43,000 Mcf and 37,000 Mcf of natural gas per day in 2001 and 2000, respectively.

      Gabon.  Amerada Hess Production Gabon (AHPG), the Corporation’s 77.5% Gabonese subsidiary, has a 10% interest in the Rabi Kounga Field and a 40% interest in the Atora Field, which began producing in 2001. The Corporation’s share of production averaged 9,000 net barrels of crude oil per day in 2001 and 7,000 net barrels per day in 2000.

      Indonesia.  The Corporation has a 30% interest in the Jabung Production Sharing Contract, which contains the North Geragai and Makmur fields. Net production from these fields averaged 6,000 barrels of oil per day in 2001 and 4,000 barrels of oil per day in 2000. The Jabung production sharing contract area contains additional discoveries for which development plans are either underway or being considered. In addition, the Corporation has interests in other production sharing contracts in Indonesia on which discoveries have been made.

      Thailand.  The Corporation has a 15% interest in the Pailin gas field offshore Thailand. Net production from the Corporation’s interest averaged 20,000 Mcf and 23,000 Mcf of natural gas per day in 2001 and 2000, respectively.

      Algeria.  The Corporation has a 49% interest in a joint venture with the Algerian national oil company, which is redeveloping three Algerian oil fields. The Corporation’s share of production averaged 13,000 barrels of crude oil per day in 2001.

      Azerbaijan.  The Corporation has a 2.72% equity interest in the AIOC Consortium in the Caspian Sea. Net production from its interest averaged 4,000 barrels and 3,000 barrels of oil per day in 2001 and 2000, respectively.

Refining and Marketing

      Refining.  The Corporation owns a 50% interest in the HOVENSA refining joint venture in the United States Virgin Islands. In addition, it owns and operates a refining facility in Port Reading, New Jersey.

      HOVENSA.  In 2001, the Corporation’s share of refinery crude runs averaged 202,000 barrels per day compared with 211,000 barrels per day in 2000. The refinery is a joint venture with a subsidiary of Petroleos de Venezuela S.A. Petroleos de Venezuela supplies 155,000 barrels per day of Venezuelan Mesa crude oil to HOVENSA under a long-term crude oil supply contract. The remaining crude oil is purchased mainly under contracts of one year or less from third parties and through spot purchases on the open market. After sales of refined products by HOVENSA to third parties, the Corporation purchases 50% of HOVENSA’s remaining production at market prices. Construction is in process on a 58,000 barrel per day delayed coking unit and related facilities, which are anticipated to be completed in the second quarter of 2002. HOVENSA has a long-term supply contract with Petroleos de Venezuela to purchase 115,000 barrels per day of heavy Venezuelan Merey crude oil commencing on completion of the coker.

      Port Reading Facility.  The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey. This facility processes vacuum gas oil and residual fuel oil. It currently operates at a rate of approximately 55,000 barrels per day and produces substantially all gasoline and heating oil.

      Marketing.  The Corporation markets refined petroleum products on the East Coast of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, governmental agencies and public utilities. It also markets natural gas to utilities and other industrial and commercial customers. The Corporation’s energy marketing activities include the sale of electricity. The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and derivatives. The Corporation also takes trading positions for its own account.

      The Corporation has 1,158 HESS® gasoline stations at December 31, 2001, of which approximately 65% are company operated. Most of the gasoline stations are concentrated in densely populated areas, principally in New York, New Jersey, Pennsylvania, Florida, Massachusetts and North and South Carolina, and 787 have convenience stores. The Corporation owns approximately 55% of the properties on which the stations are located.

      In 2001, the Corporation invested $86 million in a 50% joint venture which owns and operates 120 gasoline stations and 21 travel centers, located primarily in North Carolina, South Carolina and Virginia. Gasoline and diesel fuel are sold under the Hess brand. The Corporation added 53 retail outlets located in the Boston metropolitan area and southern New Hampshire. These sites, most of which include convenience stores, were rebranded HESS.

      The Corporation’s energy marketing activities include the sale and distribution of distillate and fuel oil to customers in its East Coast market area and natural gas to industrial, commercial and retail customers. In addition, the Corporation has a wholly-owned subsidiary which provides distributed electric generation to industrial and commercial customers as an alternative to purchasing electric from local utilities. The Corporation also has invested in long-term technology to develop fuel cells for electricity generation through a venture with other parties.

      The Corporation has 23 terminals with an aggregate storage capacity of 22 million barrels in its East Coast marketing areas. Refined product sales averaged 387,000 barrels per day in 2001 and 366,000 barrels per day in 2000. Of total refined products sold in 2001, approximately 50% was obtained from HOVENSA and Port Reading. The Corporation purchased the balance from others under short-term supply contracts and by spot purchases from various sources.

Competition and Market Conditions

      The petroleum industry is highly competitive. The Corporation encounters competition from numerous companies in each of its activities, particularly in acquiring rights to explore for crude oil and natural gas and in the purchasing and marketing of refined products and natural gas. Many competitors are larger and have substantially greater resources than the Corporation. The Corporation is also in competition with producers and marketers of other forms of energy.

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

      The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries (“OPEC”), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production and other matters has a significant impact on oil markets and the Corporation. The derivatives markets are also important in influencing the selling prices of crude oil, natural gas and refined products. The Corporation cannot predict the extent to which future market conditions may be affected by foreign oil producing countries, the derivatives markets or other external influences.

Other Items

      The Corporation’s operations may be affected by federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, and changes in import regulations, as well as other political developments. The Corporation has been affected by certain of these events in various countries in which it operates. The Corporation markets motor fuels through lessee-dealers and wholesalers in certain states where legislation prohibits producers or refiners of crude oil from directly engaging in retail marketing of motor fuels. Similar legislation has been periodically proposed in the U.S. Congress and in various other states. The Corporation, at this time, cannot predict the effect of any of the foregoing on its future operations.

      Compliance with various environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a materially adverse effect on the Corporation’s earnings and competitive position within the industry. The Corporation spent $8 million in 2001 for environmental remediation, with a comparable amount anticipated for 2002. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $6 million in 2001 and the Corporation anticipates $12 million in 2002. Regulatory changes already made or anticipated in the United States will alter the composition and emissions characteristics of motor fuels. Future capital expenditures necessary to comply with these regulations may be substantial. The Environmental Protection Agency has adopted rules that limit the amount of sulfur in gasoline and diesel fuel. These rules phase in beginning in 2004. Capital expenditures necessary to comply with the low-sulfur gasoline requirements at Port Reading are expected to be approximately $70 million over the next three years. Capital expenditures to comply with low-sulfur gasoline and diesel fuel requirements at HOVENSA are currently expected to be $460 million over the next four years. HOVENSA expects to finance these capital expenditures through cash flow and, if necessary, future borrowings.

      The number of persons employed by the Corporation averaged 10,838 in 2001 and 9,891 in 2000.

      Additional operating and financial information relating to the business and properties of the Corporation appears in the text on pages 4 through 9 under the heading “Exploration & Production,” on page 10 under the heading “Refining,” on page 12 under the heading “Marketing,” on pages 17 through 26 under the heading “Financial Review” and on pages 27 through 57 of the accompanying 2001 Annual Report to Stockholders, which information is incorporated herein by reference.*

Item 2. Properties

      Reference is made to Item 1 and the operating and financial information relating to the business and properties of the Corporation which is incorporated in Item 1 by reference.

      Additional information relating to the Corporation’s oil and gas operations follows:

1. Oil and gas reserves

      The Corporation’s net proved oil and gas reserves at the end of 2001, 2000 and 1999 are presented under Supplementary Oil and Gas Data in the accompanying 2001 Annual Report to Stockholders, which has been incorporated herein by reference.

      During 2001, the Corporation provided oil and gas reserve estimates for 2000 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

      The Corporation has no contracts or agreements to sell fixed quantities of its crude oil production, although derivative instruments are used to reduce the effects of changes in selling prices. In the United States, natural gas is sold through the Company’s marketing division to local distribution companies, and commercial, industrial, and other purchasers, on a spot basis and under contracts for varying periods. The Corporation’s United States production is expected to approximate 55% of its 2002 commitments under these contracts which total approximately 700,000 Mcf per day. Natural gas sales commitments for 2003 are comparable. The Corporation attempts to minimize price and supply risks associated with its United States natural gas supply commitments by entering into purchase contracts with third parties having adequate sources of supply, on terms substantially similar to those under its commitments.

*	Except as to information specifically incorporated herein by reference under Items 1, 2, 5, 6, 7, 7A and 8, no other information or data appearing in the 2001 Annual Report to Stockholders is deemed to be filed with the Securities and Exchange Commission (SEC) as part of this Annual Report on Form 10-K, or otherwise subject to the SEC’s regulations or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

2. Average selling prices and average production costs

	2001	2000	1999

Average selling prices (Note A)
Crude oil, including condensate and natural gas liquids (per barrel)

United States	$22.44	$23.66	$16.23

Europe	24.49	25.28	17.85

Africa, Asia and other	23.76	27.06	18.38

Average	23.83	24.99	17.44

Natural gas (per Mcf)

United States	$3.99	$3.74	$2.14

Europe	2.51	2.18	1.77

Africa, Asia and other	2.94	2.45	2.24

Average	3.27	2.82	1.96

Average production (lifting) costs per barrel of production (Note B)

United States	$3.95	$3.52	$2.86

Europe	4.40	4.17	4.58

Africa, Asia and other (Note C)	6.45	5.78	3.87

Average	4.50	4.07	3.93

      Note A: Includes inter-company transfers valued at approximate market prices and the effect of the Corporation’s hedging activities.

      Note B: Production (lifting) costs consist of amounts incurred to operate and maintain the Corporation’s producing oil and gas wells, related equipment and facilities (including lease costs of floating production and storage facilities) and production and severance taxes. The average production costs per barrel reflect the crude oil equivalent of natural gas production converted on the basis of relative energy content (six Mcf equals one barrel).

      Note C: Variations in production costs reflect changes in the mix of the Corporation’s producing fields in Africa and Asia, including fields under production sharing contracts.

      The foregoing tabulation does not include substantial costs and charges applicable to finding and developing proved oil and gas reserves, nor does it reflect significant outlays for related general and administrative expenses, interest expense and income taxes.

3. Gross and net undeveloped acreage at December 31, 2001

	Undeveloped acreage*
	(in thousands)

	Gross	Net

United States	1,157	625

Europe	7,921	2,938

Africa, Asia and other	30,043	13,061

Total	39,121	16,624

* Includes acreage held under production sharing contracts.

4. Gross and net developed acreage and productive wells at December 31, 2001

			Productive wells (Note A)
	Developed acreage
	applicable to
	productive wells		Oil		Gas
	(in thousands)

	Gross	Net	Gross	Net	Gross	Net

United States	1,897	558	2,268	663	347	208

Europe	736	192	332	85	163	33

Africa, Asia and other	957	233	581	110	87	16

Total	3,590	983	3,181	858	597	257

      Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 137 gross wells and 42 net wells.

5. Number of net exploratory and development wells drilled

	Net exploratory wells			Net development wells

	2001	2000	1999	2001	2000	1999

Productive wells

United States	7	2	4	46	19	19

Europe	3	1	–	6	6	10

Africa, Asia and other	4	1	2	15	11	4

Total	14	4	6	67	36	33

Dry holes

United States	7	9	4	2	3	–

Europe	2	3	4	–	–	–

Africa, Asia and other	4	3	1	–	–	–

Total	13	15	9	2	3	–

Total	27	19	15	69	39	33

6. Number of wells in process of drilling at December 31, 2001

	Gross	Net
	wells	wells

United States	25	17

Europe	12	4

Africa, Asia and other	16	5

Total	53	26

7.	Number of waterfloods and pressure maintenance projects in process of installation at December 31, 2001 — 3

Item 3. Legal Proceedings

      In July through October 1998, eight lawsuits were filed against Registrant’s subsidiary, Triton Energy Limited (“Triton”) and Thomas G. Finck and Peter Rugg, in their capacities as former officers of Triton. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, in connection with disclosures concerning its properties, operations, and value relating to a prospective sale in 1998 of Triton or of all or a part of its assets. The lawsuits seek recovery of an unspecified amount of compensatory damages, fees and costs. Triton filed a motion to dismiss which was denied. Discovery is proceeding. A motion for class certification is pending. Triton believes its disclosures were accurate and intends to vigorously defend these actions but can make no assurance that the litigation will be resolved in its favor.

      As reported in Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, allegations were made to the Registrant’s internal reporting hotline concerning noncompliance at the Corpus Christi terminal, formerly owned by Registrant, with federal and state environmental regulations and its investigation of this noncompliance. These allegations and the subsequent investigations were voluntarily disclosed to the Texas Natural Resource Conservation Commission (“TNRCC”) and related to (i) onsite disposal of wastes and whether or not such wastes should have been managed as hazardous wastes under the Resource Conservation and Recovery Act; and (ii) nonreporting or misreporting of the results of wastewater discharge samples required to be obtained by the Corpus Christi wastewater discharge permit. The Registrant settled all civil liabilities to TNRCC that might have attached as a result of the alleged discharge of hydrocarbons and certain specified waste disposal and wastewater discharge allegations. Investigations by the United States relating to waste disposal practices and wastewater discharge reporting at Corpus Christi may be continuing. It is not possible at this time for Registrant to state whether any additional proceedings arising out of the investigations will be commenced against the Registrant, or what claims would be asserted or what relief would be sought.

      The Registrant investigated and disclosed to TNRCC allegations made to the Registrant’s internal reporting hotline of noncompliance at the Galena Park, Texas terminal, formerly owned by Registrant, with state environmental regulations. The Registrant’s investigation focused on whether (i) the vapor control system at Galena Park met applicable regulatory requirements during loading of marine vessels; and (ii) Galena Park implemented required controls on air emissions resulting from tank cleaning operations. The Registrant settled all civil liabilities relating to air emissions from tank cleaning by payment of a fine of $47,600 on September 22, 2000. On December 22, 2000, TNRCC issued a proposed order assessing a civil fine of $103,125 relating to control of emissions from loading of marine vessels. On March 5, 2001, Registrant entered into an agreed order with the TNRCC agreeing to pay this fine to resolve this matter.

      Registrant has been served with a complaint from the New York State Department of Environmental Conservation (“DEC”) relating to alleged violations at its petroleum terminal in Brooklyn, New York. The complaint, which seeks an order to shut down the terminal and penalties in unspecified amounts, alleges violations involving the structural integrity of certain tanks, the erosion of shorelines and bulkheads, petroleum discharges and improper certification of tank repairs. Registrant believes that many of the allegations are factually inaccurate or based on an incorrect interpretation of applicable law. Registrant has already undertaken efforts to address certain conditions discussed in the complaint. Registrant intends to vigorously contest the complaint, but is involved in settlement discussions with DEC.

      On July 20, 2001, Registrant was served notice from the TNRCC of a proposed administrative penalty of $272,250 relating to exceedances of hourly limits for SO2 emissions at its Seminole gas processing plant in Seminole, Texas. Registrant believes that such exceedances were associated with planned maintenance procedures or upset occurrences at the plant and therefore qualify for regulatory exemptions, as timely reported by the Registrant. Registrant has been engaged in settlement discussions with TNRCC and has agreed in principle to an administrative penalty of $107,800, with an additional $26,950 deferral payable based on Registrant’s compliance with the terms of the order settling this matter.

      The Corporation periodically receives notices from EPA that the Corporation is a “potentially responsible party” under the Superfund legislation with respect to various waste disposal sites. Under this legislation, all potentially responsible parties are jointly and severally liable. For certain sites, EPA’s claims or assertions of liability against the Corporation relating to these sites have not been fully developed. With respect to the remaining sites, EPA’s claims have been settled, or a proposed settlement is under consideration, in all cases for amounts which are not material. The ultimate impact of these proceedings, and of any related proceedings by private parties, on the business or accounts of the Corporation cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but is not expected to be material.

      The Corporation is from time to time involved in other judicial and administrative proceedings, including proceedings relating to other environmental matters. Although the ultimate outcome of these proceedings cannot be ascertained at this time and some of them may be resolved adversely to the Corporation, no such proceeding is required to be disclosed under applicable rules of the Securities and Exchange Commission. In management’s opinion, based upon currently known facts and circumstances, such proceedings in the aggregate will not have a material adverse effect on the financial condition of the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

      The following table presents information as of February 1, 2002 regarding executive officers of the Registrant:

			Year
			individual
			became an
Name	Age	Office Held*	executive officer

John B. Hess	47	Chairman of the Board, Chief Executive Officer and Director	1983

J. Barclay Collins II	57	Executive Vice President, General Counsel and Director	1986

John J. O’Connor	55	Executive Vice President, President of Worldwide Exploration and Production and Director	2001

John Y. Schreyer	62	Executive Vice President, Chief Financial Officer and Director	1990

F. Borden Walker	48	Executive Vice President and President of Refining and Marketing	1996

Alan A. Bernstein	57	Senior Vice President	1987

F. Lamar Clark	68	Senior Vice President	1990

John A. Gartman	54	Senior Vice President	1997

Neal Gelfand	57	Senior Vice President	1980

Gerald A. Jamin	60	Senior Vice President and Treasurer	1985

Lawrence H. Ornstein	50	Senior Vice President	1995

Robert P. Strode	45	Senior Vice President	2000

*	All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 2, 2001, except for Messrs. O’Connor and Walker, who were elected to their current offices in November 2001, and February 2002, respectively. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 1, 2002.

      Except for Messrs. O’Connor, Strode and Gartman, each of the above officers has been employed by the Registrant or its subsidiaries in various managerial and executive capacities for more than five years. Mr. O’Connor had served in senior executive positions at Texaco Inc. and BHP Petroleum prior to his employment with the Registrant in October 2001. Prior to his employment with the Registrant in April 2000, Mr. Strode had served in senior executive positions in the area of exploration at Vastar Resources, Inc. and Atlantic Richfield Company. Mr. Gartman had been a vice president of Public Service Electric and Gas Company in the area of energy marketing prior to his employment with the Registrant in October 1997.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      Information pertaining to the market for the Registrant’s Common Stock, high and low sales prices of the Common Stock in 2001 and 2000, dividend payments and restrictions thereon and the number of holders of Common Stock is presented on page 26 (Financial Review), pages 36 and 37 (Long-Term Debt) and on page 54 (Ten-Year Summary of Financial Data) of the accompanying 2001 Annual Report to Stockholders, which has been incorporated herein by reference.

Item 6.  Selected Financial Data

      A Ten-Year Summary of Financial Data is presented on pages 52 through 55 of the accompanying 2001 Annual Report to Stockholders, which has been incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is presented on pages 17 through 26 of the accompanying 2001 Annual Report to Stockholders, which has been incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is presented under “Derivative Instruments” on pages 22 through 24 and in Footnote 14 on pages 41 through 43 of the accompanying 2001 Annual Report to Stockholders, which has been incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The consolidated financial statements, including the Report of Ernst & Young LLP, Independent Auditors, the Supplementary Oil and Gas Data (unaudited) and the Quarterly Financial Data (unaudited) are presented on pages 26 through 51 of the accompanying 2001 Annual Report to Stockholders, which has been incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 1, 2002.

      Information regarding executive officers is included in Part I hereof.

Item 11.  Executive Compensation

      Information relating to executive compensation is incorporated herein by reference to “Election of Directors–Executive Compensation and Other Information,” other than information under “Compensation Committee Report on Executive Compensation” and “Performance Graph” included therein, from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 1, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors–Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors–Ownership of Equity Securities by Management” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 1, 2002.

Item 13.  Certain Relationships and Related Transactions

      Information relating to this item is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 1, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. and 2. Financial statements and financial statement schedules

The financial statements filed as part of this Annual Report on Form 10-K are listed in the accompanying index to financial statements and schedules.

               3. Exhibits

3	(1)	–Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1988.
3	(2)	–By-Laws of Registrant incorporated by reference to Exhibit 3(2) of Form 10-K of Registrant for the fiscal year ended December 31, 1985.
4	(1)
 –Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended June 30, 2000.

4	(2)
 –Third Amended and Restated Credit Agreement (“Facility B”) dated as of January 23, 2001 among Amerada Hess Corporation, the lenders party thereto and JP Morgan Chase Bank (formerly, The Chase Manhattan Bank, N.A.), as Administrative Agent.

4	(3)
 –Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.

4	(4)
 –First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.

4	(5)
 –Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.

4	(6)
 –Prospectus Supplement dated February 28, 2002 to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on February 28, 2002.

 –Other instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries upon request.

10	(1)
 –Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.

10	(2)
 –Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.

               3. Exhibits (continued)

10	(3)
 –Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.

10	(4)
 –Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.

10	(5)*
 –Incentive Compensation Award Plan for Key Employees of Amerada Hess Corporation and its subsidiaries incorporated by reference to Exhibit 10(2) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.

10	(6)*	–Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.
10	(7)*
 –Executive Long-Term Incentive Compensation and Stock Ownership Plan of Registrant dated June 3, 1981 incorporated by reference to Exhibit 10(5) of Form 10-Q of Registrant for the three months ended June 30, 1981.

10	(8)*
 –Amendment dated as of December 5, 1990 to the Executive Long-Term Incentive Compensation and Stock Ownership Plan of Registrant incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1990.

10	(9)*	–Amerada Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10	(10)*
 –Letter Agreement dated August 8, 1990 between Registrant and Mr. John Y. Schreyer relating to Mr. Schreyer’s participation in the Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the fiscal year ended December 31, 1991.

10	(11)*	–Amended and Restated 1995 Long-Term Incentive Plan incorporated by reference to Form 10-Q of Registrant for the three months ended June 30, 2000.
10	(12)*	–Stock Award Program for non-employee directors dated August 6, 1997 incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the fiscal year ended December 31, 1997.
10	(13)*
 –Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John B. Hess, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended September 30, 1999. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and J. Barclay Collins, John J. O’Connor, John Y. Schreyer and F. Borden Walker.

10	(14)*
 –Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John A. Gartman. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(13)).

10	(15)*	–Letter Agreement dated March 18, 2002 between Registrant and John J. O’Connor relating to Mr. O’Connor’s participation in the Amerada Hess Corporation Pension Restoration Plan.

               3. Exhibits (continued)

10	(16)*	–Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Amerada Hess Corporation Pension Restoration Plan.
10	(17)*	–Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10	(18)
 –Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.

10	(19)	–Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
13		–2001 Annual Report to Stockholders of Registrant.
18
 –Letter from Ernst & Young LLP dated May 14, 1999 relating to preferability of last-in, first-out (LIFO) inventory method, adopted January 1, 1999, incorporated by reference to Exhibit 18 to Form 10-Q of Registrant for the three months ended March 31, 1999.

21		–Subsidiaries of Registrant.
23
 –Consent of Ernst & Young LLP, Independent Auditors, dated March 21, 2002, to the incorporation by reference in Registrant’s Registration Statements on Form S-8 (Nos. 333-94851, 333-43569, 333-43571 and 33-65115) and Form S-3 No. 333-65542 and in the related Prospectus, of its report relating to Registrant’s financial statements, which consent appears on page F-2 herein.

* These exhibits relate to executive compensation plans and arrangements.

          (b) Reports on Form 8-K

      No reports were filed on Form 8-K during the last quarter of Registrant’s fiscal year ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March 2002.

AMERADA HESS CORPORATION
(Registrant)

By	/s/ JOHN Y. SCHREYER

.....................................................
(John Y. Schreyer)
Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN B. HESS .................................................... (John B. Hess)	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 21, 2002
/s/ NICHOLAS F. BRADY	Director	March 21, 2002

.................................................. (Nicholas F. Brady)
/s/ J. BARCLAY COLLINS II	Director	March 21, 2002

.................................................. (J. Barclay Collins II)
/s/ PETER S. HADLEY	Director	March 21, 2002

.................................................. (Peter S. Hadley)
/s/ EDITH E. HOLIDAY	Director	March 21, 2002

.................................................. (Edith E. Holiday)
/s/ WILLIAM R. JOHNSON	Director	March 21, 2002

.................................................. (William R. Johnson)
/s/ THOMAS H. KEAN	Director	March 21, 2002

.................................................. (Thomas H. Kean)
/s/ JOHN J. O’CONNOR	Director	March 21, 2002

.................................................. (John J. O’Connor)
/s/ FRANK A. OLSON	Director	March 21, 2002

.................................................. (Frank A. Olson)
/s/ ROGER B. ORESMAN	Director	March 21, 2002

.................................................. (Roger B. Oresman)

Signature	Title	Date

/s/ JOHN Y. SCHREYER .................................................... (John Y. Schreyer)	Director, Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 21, 2002
/s/ ROBERT N. WILSON	Director	March 21, 2002

.................................................. (Robert N. Wilson)
/s/ ROBERT F. WRIGHT	Director	March 21, 2002

.................................................. (Robert F. Wright)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
number

Statement of Consolidated Income for each of the three years in the period ended December 31, 2001	*

Statement of Consolidated Retained Earnings for each of the three years in the period ended December 31, 2001	*

Consolidated Balance Sheet at December 31, 2001 and 2000	*

Statement of Consolidated Cash Flows for each of the three years in the period ended December 31, 2001	*

Statement of Consolidated Changes in Preferred Stock, Common Stock and Capital in Excess of Par Value for each of the three years in the period ended December 31, 2001	*

Statement of Consolidated Comprehensive Income for each of the three years in the period ended December 31, 2001	*

Notes to Consolidated Financial Statements	*

Report of Ernst & Young LLP, Independent Auditors	*

Quarterly Financial Data	*

Supplementary Oil and Gas Data	*

Consent of Independent Auditors	F-2

Schedules** II — Valuation and Qualifying Accounts	F-3

*	The financial statements and notes thereto together with the Report of Ernst & Young LLP, Independent Auditors, on pages 27 through 46, the Quarterly Financial Data (unaudited) on page 26, and the Supplementary Oil and Gas Data (unaudited) on pages 47 through 51 of the accompanying 2001 Annual Report to Stockholders are incorporated herein by reference.

**	Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in this Annual Report (Form 10-K) of Amerada Hess Corporation of our report dated February 22, 2002, included in the 2001 Annual Report to Stockholders of Amerada Hess Corporation.

      Our audits also included the financial statement schedule of Amerada Hess Corporation listed in Item 14(a). This schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 333-94851, 333-43569, 333-43571 and 33-65115) pertaining to the Amerada Hess Corporation Employees’ Savings and Stock Bonus Plan, Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees and the 1995 Long-Term Incentive Plan, and Form S-3 No. 333-65542 and in the related Prospectus, of our report dated February 22, 2002, with respect to the consolidated financial statements incorporated herein by reference.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

New York, N.Y.
March 21, 2002

Schedule II

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2000 and 1999

(in millions)

		Additions

		Charged
		to costs	Charged	Deductions
	Balance	and	to other	from		Balance
Description	January 1	expenses	accounts	reserves		December 31

2001

Losses on receivables	$34	$10	$3	$32	(A)	$15

Deferred income tax valuation	$111	$—	$—	$18		$93

Major maintenance	$19	$16	$—	$16		$19

2000

Losses on receivables	$6	$33	$—	$5		$34

Deferred income tax valuation	$182	$—	$—	$71	(B)	$111

Major maintenance	$36	$14	$—	$31	(C)	$19

1999

Losses on receivables	$6	$1	$—	$1		$6

Deferred income tax valuation	$141	$41	$—	$—		$182

Major maintenance	$33	$13	$—	$10		$36

(A)	Reflects write-off of uncollectible accounts.

(B)	Primarily reflects use of tax loss carryforward.

(C)	Primarily represents cost of turnaround at refining facility.

EXHIBIT INDEX

Exhibit
Number	Description

3(1)	–Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1988.
3(2)	–By-Laws of Registrant incorporated by reference to Exhibit 3(2) of Form 10-K of Registrant for the fiscal year ended December 31, 1985.
4(1)
 –Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended June 30, 2000.

4(2)
 –Third Amended and Restated Credit Agreement (“Facility B”) dated as of January 23, 2001 among Amerada Hess Corporation, the lenders party thereto and JP Morgan Chase Bank (formerly, The Chase Manhattan Bank, N.A.), as Administrative Agent.

4(3)
 –Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.

4(4)
 –First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.

4(5)
 –Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.

4(6)
 –Prospectus Supplement dated February 28, 2002 to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on February 28, 2002.

 –Other instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries upon request.

10(1)
 –Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.

Exhibit
Number	Description

10(2)
 –Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.

10(3)
 –Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.

10(4)
 –Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.

10(5)*
 –Incentive Compensation Award Plan for Key Employees of Amerada Hess Corporation and its subsidiaries incorporated by reference to Exhibit 10(2) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.

10(6)*	–Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.
10(7)*
 –Executive Long-Term Incentive Compensation and Stock Ownership Plan of Registrant dated June 3, 1981 incorporated by reference to Exhibit 10(5) of Form 10-Q of Registrant for the three months ended June 30, 1981.

10(8)*
 –Amendment dated as of December 5, 1990 to the Executive Long-Term Incentive Compensation and Stock Ownership Plan of Registrant incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1990.

10(9)*	–Amerada Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10(10)*
 –Letter Agreement dated August 8, 1990 between Registrant and Mr. John Y. Schreyer relating to Mr. Schreyer’s participation in the Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the fiscal year ended December 31, 1991.

10(11)*	–Amended and Restated 1995 Long-Term Incentive Plan incorporated by reference to Form 10-Q of Registrant for the three months ended June 30, 2000.
10(12)*	–Stock Award Program for non-employee directors dated August 6, 1997 incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the fiscal year ended December 31, 1997.

Exhibit
Number	Description

10(13)*
 –Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John B. Hess, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended September 30, 1999. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and J. Barclay Collins, John J. O’Connor, John Y. Schreyer and F. Borden Walker.

10(14)*
 –Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John A. Gartman. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(13)).

10(15)*	–Letter Agreement dated March 18, 2002 between Registrant and John J. O’Connor relating to Mr. O’Connor’s participation in the Amerada Hess Corporation Pension Restoration Plan.
10(16)*	–Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Amerada Hess Corporation Pension Restoration Plan.
10(17)*	–Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(18)
 –Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.

10(19)	–Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
13	–2001 Annual Report to Stockholders of Registrant.
18
 –Letter from Ernst & Young LLP dated May 14, 1999 relating to preferability of last-in, first-out (LIFO) inventory method, adopted January 1, 1999, incorporated by reference to Exhibit 18 to Form 10-Q of Registrant for the three months ended March 31, 1999.

21	–Subsidiaries of Registrant.
23
 –Consent of Ernst & Young LLP, Independent Auditors, dated March 21, 2002, to the incorporation by reference in Registrant’s Registration Statements on Form S-8 (Nos. 333-94851, 333-43569, 333-43571 and 33-65115) and Form S-3 No. 333-65542 and in the related Prospectus, of its report relating to Registrant’s financial statements, which consent appears on page F-2 herein.

*	These exhibits relate to executive compensation plans and arrangements.