Form 10-Q
period 2002-03-31
AMERADA HESS CORP
filed 2002-05-14
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 1—1204

AMERADA HESS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

13-4921002
(I.R.S. employer identification number)

1185 AVENUE OF THE AMERICAS, NEW YORK, N.Y.
(Address of principal executive offices)
10036
(Zip Code)

(Registrant’s telephone number, including area code is (212) 997-8500)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X                      No

         At March 31, 2002, 88,968,180 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended March 31
(in millions, except per share data)

	2002	2001

REVENUES

Sales (excluding excise taxes) and other operating revenues	$3,021	$4,182

Non-operating income
Equity in income (loss) of HOVENSA L.L.C	(26)	14

Other	62	33

Total revenues	3,057	4,229

COSTS AND EXPENSES

Cost of products sold	1,925	2,933

Production expenses	182	153

Marketing expenses	160	153

Exploration expenses, including dry holes and lease impairment	54	84

Other operating expenses	50	56

General and administrative expenses	63	65

Interest expense	70	40

Depreciation, depletion and amortization	302	181

Total costs and expenses	2,806	3,665

Income before income taxes	251	564

Provision for income taxes	110	227

NET INCOME	$141	$337

NET INCOME PER SHARE
BASIC	$1.60	$3.83

DILUTED	$1.58	$3.79

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	88.8	88.9

COMMON STOCK DIVIDENDS PER SHARE	$.30	$.30

See accompanying notes to consolidated financial statements.

PART 1 — FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

ASSETS

	March 31,	December 31,
	2002	2001

CURRENT ASSETS

Cash and cash equivalents	$61	$37

Accounts receivable	1,827	2,962

Inventories	474	550

Other current assets	273	397

Total current assets	2,635	3,946

INVESTMENTS AND ADVANCES

HOVENSA L.L.C	863	889

Other	744	747

Total investments and advances	1,607	1,636

PROPERTY, PLANT AND EQUIPMENT

Total — at cost	17,040	16,627

Less reserves for depreciation, depletion, amortization and lease impairment	8,748	8,462

Property, plant and equipment — net	8,292	8,165

NOTE RECEIVABLE	371	395

GOODWILL	982	982

DEFERRED INCOME TAXES AND OTHER ASSETS	275	245

TOTAL ASSETS	$14,162	$15,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable — trade	$1,175	$1,807

Accrued liabilities	800	1,115

Taxes payable	376	414

Notes payable	9	106

Current maturities of long-term debt	90	276

Total current liabilities	2,450	3,718

LONG-TERM DEBT	5,456	5,283

DEFERRED LIABILITIES AND CREDITS

Deferred income taxes	1,109	1,111

Other	345	350

Total deferred liabilities and credits	1,454	1,461

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1.00, 20,000 shares authorized 3% cumulative convertible series

Authorized - 330 shares

Issued - 327 shares ($16 million liquidation preference)	—	—

Common stock, par value $1.00

Authorized - 200,000 shares

Issued - 88,968 shares at March 31, 2002; 88,757 shares at December 31, 2001	89	89

Capital in excess of par value	917	903

Retained earnings	3,921	3,807

Accumulated other comprehensive income (loss)	(125)	108

Total stockholders’ equity	4,802	4,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,162	$15,369

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
Three months ended March 31
(in millions)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$141	$337

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation, depletion and amortization	302	181

Exploratory dry hole costs	16	43

Lease impairment	11	6

Gain on asset sales	(41)	—

Provision (benefit) for deferred income taxes	(2)	32

Undistributed earnings of affiliates	26	(9)

	453	590

Changes in operating assets and liabilities	(42)	139

Net cash provided by operating activities	411	729

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(452)	(331)

Payment received on note	24	24

Proceeds from asset sales and other	229	(3)

Net cash used in investing activities	(199)	(310)

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in notes payable	(98)	(5)

Long-term borrowings	597	—

Repayment of long-term debt	(646)	(5)

Cash dividends paid	(53)	(40)

Common stock acquired	—	(6)

Stock options exercised	12	25

Net cash used in financing activities	(188)	(31)

NET INCREASE IN CASH AND CASH EQUIVALENTS	24	388

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37	312

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61	$700

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	-	The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at March 31, 2002 and December 31, 2001, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2002 and 2001. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 2001 Annual Report to Stockholders, which have been incorporated by reference in the Corporation’s Form 10-K for the year ended December 31, 2001.

Note 2	-	Inventories consist of the following (in millions):

	March 31,	December 31,
	2002	2001

Crude oil and other charge stocks	$93	$108

Refined and other finished products	417	440

Less: LIFO adjustment	(157)	(111)

	353	437

Materials and supplies	121	113

Total inventories	$474	$550

Note 3	-	The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized financial information for HOVENSA follows (in millions):

	At	At
	March 31,	December 31,
	2002	2001

Summarized balance sheet
Current assets	$414	$491

Net fixed assets	1,878	1,846

Other assets	33	35

Current liabilities	(358)	(294)

Long-term debt	(297)	(365)

Deferred liabilities and credits	(29)	(23)

Partners’ equity	$1,641	$1,690

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months
	ended March 31

	2002	2001

Summarized income statement
Total revenues	$779	$1,115

Costs and expenses	831	1,086

Net income (loss)	$(52)	$29

Amerada Hess Corporation’s share	$(26)	$14

Note 4	-	In the first quarter of 2002, the Corporation refinanced existing debt through the issuance of $600 million of public debentures bearing interest at 7.125%, due in 2033.

Note 5	-	During the three-month period ended March 31, 2002, the Corporation capitalized interest of $25 million on major development projects (none during the corresponding period of 2001).

Note 6	-	The provision for income taxes consisted of the following (in millions):

	Three months
	ended March 31

	2002	2001

Current	$112	$195

Deferred	(2)	32

Total	$110	$227

Note 7	-	Foreign currency gains, after income tax effect, amounted to $1 million and $10 million for the quarters ended March 31, 2002 and 2001.

Note 8	-	The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months
	ended March 31

	2002	2001

Common shares — basic	87,840	87,902

Effect of dilutive securities (equivalent shares)

Nonvested common stock	460	364

Stock options	262	421

Convertible preferred stock	205	205

Common shares — diluted	88,767	88,892

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9	-	Comprehensive income (loss) was as follows (in millions):

	Three months
	ended March 31

	2002	2001

Net income	$141	$337

FAS 133 transition adjustment	—	100

Net change in hedging activities	(243)	(26)

Change in foreign currency translation adjustment	10	(5)

Total comprehensive income	$(92)	$406

The Corporation reclassifies hedging gains and losses included in other comprehensive income to earnings at the time the hedged transactions are recognized. Hedging increased exploration and production results by $76 million ($116 million before income taxes) in the first quarter of 2002. Hedging reduced exploration and production results by $20 million ($32 million before income taxes) for the corresponding period of 2001.

At March 31, 2002, after-tax deferred gains from crude oil and natural gas contracts used as hedges and expiring through 2003 were approximately breakeven, including $54 million of unrealized losses, offset by realized gains.

Note 10 -	The Corporation’s results by operating segment were as follows (in millions):

	Three months
	ended March 31

	2002	2001

Operating revenues
Exploration and production (*)	$1,263	$1,275

Refining, marketing and shipping	1,886	3,170

Total	$3,149	$4,445

Net income (loss)
Exploration and production	$227	$275

Refining, marketing and shipping	(22)	105

Corporate, including interest	(64)	(43)

Total	$141	$337

(*)	Includes transfers to affiliates of $128 million during the three-months ended March 31, 2002, compared to $263 million for the corresponding period of 2001.

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11	-	The Financial Accounting Standards Board issued FAS No. 143, Accounting for Asset Retirement Obligations. This statement significantly changes the method of accruing costs associated with the retirement of fixed assets for which a legal retirement obligation exists, such as certain oil and gas production facilities. This standard becomes effective in 2003. The Corporation has not yet determined what the future effects of adopting the new accounting standard will be on its income and financial position.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Net income, including gains on asset sales, amounted to $141 million in the first quarter of 2002 compared with $337 million in the first quarter of 2001. Excluding asset sales, operating earnings amounted to $113 million in the first quarter of 2002. The after-tax results by major operating activity for the three-months ended March 31, 2002 and 2001 were as follows (in millions, except per share data):

	Three months
	ended March 31

	2002	2001

Exploration and production	$199	$275

Refining, marketing and shipping	(22)	105

Corporate	(15)	(13)

Interest expense	(49)	(30)

Operating earnings	113	337

Net gain from asset sales	28	—

Net income	$141	$337

Net income per share (diluted)	$1.58	$3.79

Exploration and Production

Operating earnings from exploration and production activities decreased by $76 million in the first quarter of 2002 compared with the first quarter of 2001. The decrease in earnings principally reflects lower worldwide crude oil and natural gas selling prices and increased per barrel costs for depreciation and related charges, partially offset by higher crude oil and natural gas sales volumes.

The Corporation’s average selling prices, including the effects of hedging, were as follows:

	Three months
	ended March 31

	2002	2001

Crude oil (per barrel)
United States	$21.51	$24.23

Foreign	23.82	25.62

Natural gas liquids (per barrel)
United States	$12.90	$26.76

Foreign	16.36	22.32

Natural gas (per Mcf)
United States	$3.43	$5.45

Foreign	2.37	2.95

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

The Corporation’s net daily worldwide production was as follows (in thousands):

	Three months
	ended March 31

	2002	2001

Crude oil (barrels per day)
United States	59	57

United Kingdom	112	120

Equatorial Guinea	30	—

Colombia	24	—

Norway	23	25

Denmark	23	23

Algeria	12	14

Gabon	9	7

Indonesia	6	5

Azerbaijan	4	4

Total	302	255

Natural gas liquids (barrels per day)
United States	13	11

Foreign	9	10

Total	22	21

Natural gas (Mcf per day)
United States	394	322

United Kingdom	326	344

Denmark	42	49

Norway	23	25

Indonesia, Thailand and other	28	31

Total	813	771

Barrels of oil equivalent (barrels per day)	460	405

The Corporation’s oil and gas production, on a barrel-of-oil equivalent basis, increased by 14% in the first quarter of 2002 compared with the first quarter of 2001. First quarter 2002 crude oil production included 54,000 barrels per day from fields acquired in the purchase of Triton Energy Limited in August 2001. The decrease in United Kingdom crude oil production reflected temporary operational issues affecting several North Sea fields. Increased United States natural gas production resulted primarily from the purchase of onshore and offshore Gulf of Mexico assets in 2001.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

Production expenses in the first quarter of 2002 were higher than 2001, primarily due to increased production volumes. Depreciation, depletion and amortization charges were also higher in 2002, reflecting higher per-barrel costs and increased production volumes from fields acquired in 2001 in the Gulf of Mexico and in the Triton acquisition. Exploration expenses were lower in the first quarter of 2002 compared with 2001, principally reflecting greater drilling success, including discoveries in Equatorial Guinea. The effective income tax rate on exploration and production earnings in the first quarter of 2002 was 40%, approximately the same as in the full year 2001.

In April, the United Kingdom government proposed tax changes for oil and gas exploration and production companies. Under the proposed changes, companies will pay a supplementary charge of 10% on profits from United Kingdom oil and gas production, in addition to the current 30% Corporation Tax. The government has also proposed abolishing royalties sometime in the future.

If this tax proposal is enacted, the Corporation anticipates recording a one-time, non-cash charge of approximately $45 million to increase the existing United Kingdom deferred income tax liability on its balance sheet. In addition, the Corporation expects that the tax proposal will increase the effective income tax rate on exploration and production operations by approximately 4% for the remainder of 2002. However, cash payments in 2002 will be slightly lower, since most capital expenditures will be immediately deductible in the year the expenditure is made. Had the new tax rate been in place for the full year 2001, net income would have been reduced by approximately $60 million. If the United Kingdom abolishes royalties, the annual benefit would be approximately $7 million.

Crude oil and natural gas selling prices are volatile and prices are presently below the Corporation’s average selling prices for the second quarter of last year.

Refining, Marketing and Shipping

The results of refining, marketing and shipping activities amounted to a loss of $22 million in the first quarter of 2002, compared with income of $105 million in the corresponding period of 2001. The decrease was primarily due to lower refining margins, warmer weather in the northeastern United States and decreased trading results.

HOVENSA

The Corporation’s share of HOVENSA’s loss was $26 million in the first quarter of 2002 compared with income of $14 million in the first quarter of 2001. Refining margins were depressed throughout much of the first quarter of 2002.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

The fluid catalytic cracking unit at HOVENSA was shutdown in mid-March for scheduled maintenance. During start-up, problems were encountered and certain equipment was damaged. At present, this equipment is being repaired and the unit is expected to be back in operation by the second half of May. The Corporation estimates that its share of lost margin from the shutdown was approximately $5 million in the first quarter. At current margins, the Corporation estimates that its share of lost earnings will be approximately $20 million in the second quarter and repair costs will be approximately $5 million.

The Corporation’s share of HOVENSA’s crude runs amounted to 196,000 barrels per day in the first quarter of 2002 compared with 206,000 barrels per day in the first quarter of 2001. Income taxes (benefits) on the Corporation’s share of HOVENSA’s results are not recorded, due to available loss carryforwards.

Operating earnings from refining, marketing and shipping activities also included interest income of $9 million in the first quarter of 2002 and $10 million in the first quarter of 2001 on the note received from PDVSA V.I. in connection with the formation of the joint venture.

Retail, energy marketing and other

Results from retail gasoline operations amounted to a loss in the first quarter of 2002 compared with income in the corresponding period of 2001, reflecting lower margins at gasoline stations. In addition, results from energy marketing activities and the Port Reading refining facility were lower in the first quarter of 2002.

Marketing expenses increased slightly in 2002 compared with 2001, principally reflecting expanded retail operations. Total refined product sales volumes amounted to 37 million barrels in the first quarter of 2002, a decrease of 5 million barrels from the first quarter of 2001, largely due to warmer weather in the northeastern United States.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions in addition to its hedging program. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, were breakeven in the first quarter of 2002. This compares with income of $24 million in the same period of 2001.

Refining and marketing earnings will continue to be volatile. Second quarter results will be negatively impacted by the shutdown of the fluid catalytic cracking unit at HOVENSA.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

Corporate

Net corporate expenses in the first quarter of 2002 were $15 million compared with $13 million in 2001. The change principally reflects lower interest income in the first quarter of 2002 compared with 2001.

Consolidated Operating Revenues

Sales and other operating revenues decreased by 28% in the first quarter of 2002 compared with the first quarter of 2001. The decrease primarily reflects lower selling prices and sales volumes of refined products and purchased natural gas.

Liquidity and Capital Resources

Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $411 million in the first quarter of 2002 compared with $729 million in the first quarter of 2001. Excluding changes in balance sheet accounts, operating cash flow was $453 million compared with $590 million.

Total debt was $5,555 million at March 31, 2002 compared with $5,665 million at December 31, 2001. The Corporation’s debt to capitalization ratio was 53.6% at March 31, 2002. In the first quarter of 2002, the Corporation issued $600 million of public debentures to refinance existing debt. This debt is due in 2033 and bears interest at 7.125%. The Corporation also recorded a capital lease in the amount of $57 million for the floating production vessel in the Ceiba Field in Equatorial Guinea.

Loan agreement covenants allow the Corporation to borrow an additional $2,450 million for the construction or acquisition of assets at March 31, 2002. The Corporation has $1,363 million of additional borrowing capacity available under its revolving credit agreements and has additional unused lines of credit for $214 million under uncommitted arrangements with banks.

During the first quarter of 2002, debt was reduced by $110 million. The Corporation has set a goal to reduce debt by $600 million during the year. In the first quarter of 2002, the Corporation sold its energy marketing business and several small oil and gas fields in the United Kingdom for net proceeds of $211 million. Additional asset sales are being considered. The net gain from asset sales of $28 million also includes the writedown of the carrying value of a small field that is held for sale.

In the first quarter of 2002, the Corporation has retired, through open market purchases, a small portion of the public debt of its wholly-owned subsidiary, Triton Energy Limited. The Corporation anticipates it will continue with such purchases in the future.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

Total stockholders’ equity decreased by $105 million at March 31 compared with the 2001 year-end. The change includes a decrease in accumulated other comprehensive income resulting from a reduction of deferred hedge gains.

Following is a table showing aggregated information about certain contractual obligations at March 31, 2002 (in millions):

	Payments due by period

		Remainder	2003	2005
		of	and	and
	Total	2002	2004	2006	Thereafter

Short-term notes	$9	$9	$—	$—	$—

Long-term debt, including capital leases	5,546	67	554	894	4,031

Operating leases	1,086	61	195	112	718

The Corporation has off-balance sheet financings primarily related to retail gasoline station leases. The commitments under these leases are included in the operating lease obligations shown in the above table. The net present value of the off-balance sheet financings is approximately $380 million, using interest rates inherent in the leases.

None of the Corporation’s debt or lease obligations would be terminated, nor would principal or interest payments be accelerated, solely because of a credit rating downgrade to non-investment status. However, certain contracts with trading counterparties would require cash margin or collateral. The amount of potential margin fluctuates depending on trading volumes and market prices and, at March 31, 2002, was estimated to be approximately $60 million.

The Corporation uses futures, forwards, options and swaps to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation’s production and the related gains or losses are an integral part of the Corporation’s selling prices. At March 31, 2002, the Corporation had open hedge positions on 46% of its estimated worldwide crude oil production and 75% of its U.S. natural gas production for the remainder of the year. The Corporation has also hedged 10% of its estimated crude oil production and 55% of its U.S. natural gas production for 2003. As market conditions change, the Corporation may adjust its hedge positions.

The Corporation uses value at risk to estimate the potential effects of changes in fair values of derivatives and other instruments used in hedging activities and derivatives and commodities used in trading activities. The Corporation estimates that at March 31, 2002, the value at risk was $51 million ($35 million at December 31, 2001) related to hedging activities and $13 million ($13 million at December 31, 2001) for trading activities.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

The Corporation’s trading activities consist of a consolidated trading partnership, in which the Corporation owns a 50% voting interest, and its proprietary trading accounts. Trading transactions are marked-to-market and are reflected in income currently. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary accounts (in millions):

Fair value at beginning of period	$(58)

Realized losses	68

Other changes in fair value	17

Fair value at end of period	$27

Other changes in fair value reflect changes in market prices of existing positions and new positions added. There was no material change in fair value related to changes in valuation techniques and assumptions. After expenses and income taxes, the Corporation’s share of net trading income was breakeven.

The table below summarizes the sources used in determining fair values for trading activities at March 31, 2002:

	Percentage of total fair
	value by year of maturity

Source of fair value	Total	2002	2003	2004

Prices actively quoted	86%	71%	13%	2%

Other external sources	8	8	—	—

Internal estimates	6	6	—	—

Total	100%	85%	13%	2%

The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit rating of counterparties at March 31 (in millions):

Investment grade determined by outside sources	$262

Investment grade determined internally*	74

Less than investment grade	67

Not determined	12

Total	$415

* Based on information provided by counterparties and other available sources.

The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the foreign currency required in its North Sea operations. At March 31, 2002, the Corporation had $90 million of notional value foreign exchange contracts outstanding.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

During the first quarter of 2002, the Corporation made payments of $10 million against accrued severance liabilities established in connection with cost reduction initiatives in the fourth quarter of 2001. The remaining severance balance is $8 million. No additional charges were made to the reserve.

Capital expenditures in the first quarter of 2002 amounted to $452 million, of which $434 million related to exploration and production activities. Capital expenditures in the first quarter of 2001 amounted to $331 million, including $318 million for exploration and production activities. For the remainder of 2002, capital expenditures are expected to be approximately $1 billion and will be financed by internally generated funds.

Forward-Looking Information

Certain sections of Management’s Discussion and Analysis of Results of Operations and Financial Condition, including references to the Corporation’s future results of operations and financial position, liquidity and capital resources, capital expenditures, oil and gas production, debt repayment and derivative disclosures, represent forward-looking information. Forward-looking disclosures are based on the Corporation’s current understanding and assessment of these activities and reasonable assumptions about the future. Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	a.	Exhibits

None

	b.	Reports on Form 8-K

On February 14, 2002, Registrant filed a Report on Form 8-K: reporting under Item 5 the issuance of a press release announcing Registrant’s results for the fiscal quarter and the year ended December 31, 2001.

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

Date: May 13, 2002