Form 10-Q
period 2002-06-30
AMERADA HESS CORP
filed 2002-08-07
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No

At June 30, 2002, 89,234,430 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME
(in millions, except per share data)

	Three months		Six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

REVENUES
Sales (excluding excise taxes) and other operating revenues	$2,796	$3,461	$5,818	$7,644
Non-operating income
Equity in income (loss) of HOVENSA L.L.C.	(18)	51	(44)	66
Other	16	53	77	84

Total revenues	2,794	3,565	5,851	7,794

COSTS AND EXPENSES
Cost of products sold	1,563	2,236	3,486	5,168
Production expenses	184	173	367	326
Marketing expenses	197	152	357	305
Exploration expenses, including dry holes and lease impairment	50	73	104	157
Other operating expenses	46	54	97	110
General and administrative expenses	60	58	123	123
Interest expense	70	41	140	81
Depreciation, depletion and amortization	368	229	670	410

Total costs and expenses	2,538	3,016	5,344	6,680

Income before income taxes	256	549	507	1,114
Provision for income taxes	107	192	218	420

NET INCOME	$149	$357	$289	$694

NET INCOME PER SHARE
BASIC	$1.68	$4.03	$3.28	$7.86

DILUTED	$1.66	$3.98	$3.25	$7.77

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	89.5	89.6	89.1	89.3
COMMON STOCK DIVIDENDS PER SHARE	$.30	$.30	$.60	$.60

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35	$37
Accounts receivable	1,535	2,962
Inventories	531	550
Other current assets	272	397

Total current assets	2,373	3,946

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	845	889
Other	737	747

Total investments and advances	1,582	1,636

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	17,512	16,627
Less reserves for depreciation, depletion, amortization and lease impairment	9,197	8,462

Property, plant and equipment — net	8,315	8,165

NOTE RECEIVABLE	371	395

GOODWILL	982	982

DEFERRED INCOME TAXES AND OTHER ASSETS	239	245

TOTAL ASSETS	$13,862	$15,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — trade	$1,046	$1,807
Accrued liabilities	785	1,115
Taxes payable	370	414
Notes payable	3	106
Current maturities of long-term debt	14	276

Total current liabilities	2,218	3,718

LONG-TERM DEBT	5,285	5,283

DEFERRED LIABILITIES AND CREDITS
Deferred income taxes	1,137	1,111
Other	273	350

Total deferred liabilities and credits	1,410	1,461

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized 3% cumulative convertible series Authorized — 330 shares
Issued — 327 shares ($16 million liquidation preference)	—	—
Common stock, par value $1.00 Authorized — 200,000 shares
Issued — 89,234 shares at June 30, 2002; 88,757 shares at December 31, 2001	89	89
Capital in excess of par value	934	903
Retained earnings	4,042	3,807
Accumulated other comprehensive income (loss)	(116)	108

Total stockholders’ equity	4,949	4,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,862	$15,369

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS
Six months ended June 30
(in millions)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$289	$694
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	670	410
Exploratory dry hole costs	34	82
Lease impairment	21	14
Gain on asset sales	(41)	—
Provision (benefit) for deferred income taxes	(5)	58
Undistributed earnings of affiliates	46	(57)

	1,014	1,201
Changes in operating assets and liabilities	(20)	(204)

Net cash provided by operating activities	994	997

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(877)	(1,467)
Payment received on note	24	24
Proceeds from asset sales and other	235	(55)

Net cash used in investing activities	(618)	(1,498)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in notes payable	(103)	1
Long-term borrowings	597	282
Repayment of long-term debt	(820)	(5)
Cash dividends paid	(80)	(67)
Common stock acquired	—	(20)
Stock options exercised	28	56

Net cash provided by (used in) financing activities	(378)	247

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2)	(254)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37	312

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35	$58

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at June 30, 2002 and December 31, 2001, and the consolidated results of operations for the three- and six-month periods ended June 30, 2002 and 2001 and the consolidated cash flows for the six-month periods ended June 30, 2002 and 2001. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 2001 Annual Report to Stockholders, which have been incorporated by reference in the Corporation’s Form 10-K for the year ended December 31, 2001.

Note 2	Inventories consist of the following (in millions):

	June 30,	December 31,
	2002	2001

Crude oil and other charge stocks	$121	$108

Refined and other finished products	431	440

Less: LIFO adjustment	(174)	(111)

	378	437

Materials and supplies	153	113

Total inventories	$531	$550

Note 3	The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized financial information for HOVENSA follows (in millions):

	At	At
	June 30,	December 31,
Balance sheet	2002	2001

Assets

Current assets	$442	$491

Net fixed assets	1,904	1,846

Other assets	32	35

Total assets	$2,378	$2,372

Liabilities and partners’ equity

Current liabilities	312	294

Short-term debt	42	—

Long-term debt	382	365

Deferred liabilities and credits	32	23

Partners’ equity	1,610	1,690

Total liabilities and partners’ equity	$2,378	$2,372

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months		Six months
	ended June 30		ended June 30

Income statement	2002	2001	2002	2001

Total revenues	$789	$1,230	$1,568	$2,345

Costs and expenses	824	1,126	1,655	2,212

Net income (loss)	$(35)	$104	$(87)	$133

Amerada Hess

Corporation’s share	$(18)	$51	$(44)	$66

Note 4	-	During the three- and six-month periods ended June 30, 2002, the Corporation capitalized interest of $24 million and $49 million on major development projects (none during the corresponding periods of 2001).

Note 5	-	The provision for income taxes consisted of the following (in millions):

	Three months		Six months
	ended June 30		ended June 30

	2002	2001	2002	2001

Current	$110	$166	$223	$362

Deferred	(3)	26	(5)	58

Total	$107	$192	$218	$420

Note 6	-	Foreign currency gains (losses), after income tax effects, amounted to the following (in millions):

	Three months		Six months
	ended June 30		ended June 30

	2002	2001	2002	2001

Foreign currency gains (losses)	$(13)	$4	$(12)	$14

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7	-	The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Six months
	ended June 30		ended June 30

	2002	2001	2002	2001

Common shares — basic	88,202	88,407	88,025	88,159

Effect of dilutive securities (equivalent shares)

Nonvested common stock	489	441	472	402

Stock options	603	589	431	501

Convertible preferred stock	205	205	205	205

Common shares — diluted	89,499	89,642	89,133	89,267

Note 8	-	Comprehensive income was as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30

	2002	2001	2002	2001

Net income	$149	$357	$289	$694

FAS 133 transition adjustment	—	—	—	100

Net change in gain (loss) from hedging activities not recognized in net income	(10)	2	(252)	(24)

Change in foreign currency translation adjustment	17	—	28	(5)

Total comprehensive income	$156	$359	$65	$765

The Corporation reclassifies hedging gains and losses included in other comprehensive income to earnings at the time the hedged transactions are recognized. Hedging increased exploration and production results by $11 million ($17 million before tax) in the second quarter of 2002 and $87 million ($133 million before tax) in the first half of 2002. Hedging increased exploration and production results by $14 million ($21 million before tax) and reduced income by $6 million ($10 million before tax) for the corresponding periods of 2001.

At June 30, 2002, the after-tax deferred loss from crude oil and natural gas contracts used as hedges and expiring through 2003 was approximately $1 million ($5 million of unrealized losses and $4 million of realized gains).

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9	-	The Corporation’s results by operating segment were as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30

	2002	2001	2002	2001

Operating revenues

Exploration and production(*)	$928	$1,244	$2,192	$2,520

Refining, marketing and shipping	2,041	2,478	3,926	5,648

Total	$2,969	$3,722	$6,118	$8,168

Net income (loss)

Exploration and production	$198	$304	$425	$579

Refining, marketing and shipping	17	101	(6)	206

Corporate, including interest	(66)	(48)	(130)	(91)

Total	$149	$357	$289	$694

(*) Includes transfers to affiliates of $173 million and $300 million during the three- and six-months ended June 30, 2002, compared to $261 million and $524 million for the corresponding periods of 2001.

Note 10	-	The Financial Accounting Standards Board issued FAS No. 143, Accounting for Asset Retirement Obligations. This statement significantly changes the method of accruing costs associated with the retirement of fixed assets for which a legal retirement obligation exists, such as certain oil and gas production facilities. This standard becomes effective in 2003. The Corporation has not yet determined what the future effects of adopting the new accounting standard will be on its income and financial position.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Operating earnings, excluding special items, amounted to $171 million in the second quarter of 2002 compared with $357 million in the second quarter of 2001. Operating earnings for the first half of 2002 were $283 million compared with $694 million in the first half of 2001. Including special items, net income amounted to $149 million in the second quarter and $289 million in the first half of 2002. The after-tax results by major operating activity for the three- and six-months ended June 30, 2002 and 2001 were as follows (in millions, except per share data):

	Three months		Six months
	ended June 30		ended June 30

	2002	2001	2002	2001

Exploration and production	$198	$304	$397	$579

Refining, marketing and shipping	39	101	16	206

Corporate	(18)	(19)	(33)	(32)

Interest expense	(48)	(29)	(97)	(59)

Operating earnings	171	357	283	694

Special items	(22)	—	6	—

Net income	$149	$357	$289	$694

Net income per share (diluted)	$1.66	$3.98	$3.25	$7.77

Exploration and Production

Operating earnings from exploration and production activities decreased by $106 million and $182 million, respectively, in the second quarter and first half of 2002. The decrease principally reflects lower average worldwide crude oil and natural gas selling prices and increased depreciation and depletion expense, partially offset by higher crude oil sales volumes.

The Corporation’s average selling prices, including the effects of hedging, were as follows:

	Three months		Six months
	ended June 30		ended June 30

	2002	2001	2002	2001

Crude oil (per barrel)

United States	$25.46	$24.82	$23.46	$24.55

Foreign	24.50	27.87	24.17	26.76

Natural gas liquids (per barrel)

United States	$15.34	$20.25	$14.12	$22.98

Foreign	17.67	20.28	16.99	21.41

Natural gas (per Mcf)

United States	$3.52	$4.64	$3.47	$4.96

Foreign	1.94	2.48	2.16	2.73

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

The Corporation’s net daily worldwide production was as follows (in thousands):

	Three months		Six months
	ended June 30		ended June 30

	2002	2001	2002	2001

Crude oil (barrels per day)

United States	57	69	58	63

United Kingdom	115	117	113	119

Equatorial Guinea	48	—	39	—

Norway	24	25	23	25

Colombia	21	—	23	—

Denmark	21	17	22	20

Algeria	14	13	13	13

Gabon	9	9	9	8

Indonesia	3	6	5	6

Azerbaijan	4	4	4	4

Total	316	260	309	258

Natural gas liquids (barrels per day)

United States	13	15	13	13

Foreign	8	8	9	9

Total	21	23	22	22

Natural gas (Mcf per day)

United States	422	474	408	399

United Kingdom	272	289	299	316

Denmark	36	38	39	44

Norway	24	25	24	25

Indonesia, Thailand and other	36	34	32	32

Total	790	860	802	816

Barrels of oil equivalent

(barrels per day)	469	426	464	416

The Corporation’s oil and gas production, on a barrel-of-oil equivalent basis, increased by 10% and 12% in the second quarter and first half of 2002 compared with the corresponding periods of 2001. Crude oil production included 69,000 barrels per day in the second quarter of 2002 (62,000 barrels per day in the first half) from fields in Equatorial Guinea and Colombia, which were acquired with the purchase of Triton Energy Limited in August 2001. The decrease in crude oil production in the United States principally reflects natural decline.

Production expenses in the second quarter and first half of 2002 were higher than in 2001, primarily due to increased production volumes. Increased depreciation, depletion and amortization charges in 2002 reflect higher per barrel costs and production volumes. The increased per barrel costs include the impact of new production in the Gulf of Mexico which has higher costs than the production experiencing natural decline. In addition, production in Equatorial Guinea represents a higher percentage of the Corporation’s total production in 2002. This

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

new production has acquisition cost included in its depletable base. The Corporation is also experiencing a more severe decline curve than expected on several Gulf of Mexico natural gas fields. As a result, it is anticipated that proved reserves will be reduced by approximately 15 million barrels of oil equivalent (approximately 1% of the Corporation’s total proved reserves). In the second quarter, this reserve reduction increased depreciation and depletion from what it otherwise would have been by $28 million before-tax ($17 million after-tax). Depreciation and depletion will be increased by approximately $60 million before-tax ($38 million after-tax) in the second half of 2002.

The effective income tax rate on exploration and production earnings in the first half of 2002 was 39%, compared with 40% in the first half of 2001. In July, the United Kingdom government enacted tax changes for oil and gas exploration and production companies. As a result of the changes, companies will pay a supplementary charge of 10% on profits from United Kingdom oil and gas production, in addition to the current 30% Corporation Tax. In the third quarter, the Corporation will record a one-time charge of approximately $45 million to increase the existing UK deferred tax liability on its balance sheet. In addition, it is estimated that an additional $27 million of income taxes will be recorded in the third quarter, $12 million of which relates to the period from the effective date (April 17) through June 30. The Corporation expects its full year effective income tax rate for exploration and production activities to be approximately 42% (excluding the one-time deferred tax charge).

Refining, Marketing and Shipping

The operating earnings of refining and marketing activities amounted to income of $39 million in the second quarter of 2002 compared with income of $101 million in the corresponding period of 2001. For the first half of 2002, refining and marketing had income of $16 million compared with $206 million in 2001.

HOVENSA

The Corporation’s share of HOVENSA’s loss was $18 million in the second quarter of 2002 compared with income of $51 million in the second quarter of 2001. The Corporation’s share of HOVENSA’s loss in the first half of 2002 was $44 million compared with income of $66 million in 2001. Refining margins were depressed throughout much of the first half of 2002.

The fluid catalytic cracking unit at HOVENSA was shutdown from mid-March until May 19. The unit is now fully operational. The Corporation estimates that its share of lost margin from the shutdown was approximately $20 million in the second quarter. In addition, the Corporation’s share of repair costs expensed in the second quarter was $6 million.

The Corporation’s share of HOVENSA’s crude runs amounted to 176,000 barrels per day in the first half of 2002 compared with 204,000 barrels per day in

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

the first half of 2001, reflecting downtime at the fluid catalytic cracking unit and lower refining margins. Income taxes on the Corporation’s share of HOVENSA’s results are not recorded due to available loss carryforwards.

Operating earnings from refining and marketing activities also included interest income of $18 million in the first half of 2002 and $20 million in the first half of 2001 on the note received from PDVSA V.I. in connection with the formation of the joint venture.

Retail, energy marketing and other

Results from retail gasoline operations were profitable in the second quarter of 2002, but lower than the corresponding period of 2001, reflecting lower margins at gasoline stations. Retail results were also lower in the first half of 2002 compared with the first half of 2001. Earnings from energy marketing activities were higher in the second quarter and first half of 2002 compared with the same periods last year. Results of the Port Reading refining facility decreased in the second quarter and first half of 2002, reflecting lower refining margins.

Total refined product sales volumes amounted to 70 million barrels in the first half of 2002, a decrease of 7 million barrels from the first half of 2001. The decrease was largely due to lower demand for distillates and residual fuel oils.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions in addition to its hedging program. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to income of $17 million in both the second quarter and first half of 2002. Trading activities had a loss of $12 million in the second quarter of 2001 and income of $12 million in the first half of 2001.

Refining and marketing earnings will continue to be volatile reflecting competitive industry conditions and supply and demand factors, including the effects of weather.

Corporate

Net corporate expenses were $18 million in the second quarter and $33 million in the first half of 2002, comparable to the amounts for 2001.

Interest

After-tax interest increased to $48 million in the second quarter of 2002 compared with $29 million in the second quarter of 2001. In the first half of 2002, after-tax interest amounted to $97 million compared with $59 million in the same period of 2001. The change is due to increased borrowings related to acquisitions in 2001, partially offset by lower interest rates and higher amounts capitalized. Pre-tax

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

capitalized interest amounted to $49 million in the first half of 2002. There was no capitalized interest in the corresponding period of 2001.

Special Items

In the second quarter of 2002, the Corporation recorded an after-tax charge of $14 million for the write-off of intangible assets in its U.S. energy marketing business. In addition, after-tax accrued severance of $8 million was recorded for cost reduction initiatives in refining and marketing, principally in energy marketing. Approximately 165 positions were eliminated and one office will be closed. The estimated annual savings from the staff reductions is $10 million, after-tax. The pre-tax expense related to these items is $35 million and is reflected in marketing expense in the income statement.

In the first half of 2002, the Corporation had an after-tax gain of $28 million from the sale of several small oil and gas fields and the United Kingdom energy marketing business. The net gain from asset sales also included the writedown of the carrying value of a small field that is held for sale. The pre-tax gain from asset sales of $41 million is recorded in non-operating income in the income statement.

Consolidated Operating Revenues

Sales and other operating revenues decreased by 19% in the second quarter and 24% in the first half of 2002, compared with the corresponding periods of 2001. The decreases reflect lower selling prices of crude oil, natural gas and refined products, as well as lower sales volumes of refined products and purchased natural gas related to energy marketing activities.

Liquidity and Capital Resources

Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $994 million in the first half of 2002 compared with $997 million in the first half of 2001. Excluding changes in balance sheet accounts, operating cash flow was $1,014 million in 2002 compared with $1,201 million in the first half of 2001.

Total debt was $5,302 million at June 30, 2002 compared with $5,665 million at December 31, 2001. The Corporation’s debt to capitalization ratio decreased to 51.7% at June 30, 2002 compared with 53.6% at year-end.

Loan agreement covenants allow the Corporation to borrow an additional $2,947 million for the construction or acquisition of assets at June 30, 2002. The Corporation has $1,380 million of additional borrowing capacity available under its revolving credit agreements and has additional unused lines of credit for $203 million under uncommitted arrangements with banks.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

The Corporation expects to continue to reduce debt in the second half of the year and has set a goal of total debt reduction of $600 million for the year. In the first half of 2002, the Corporation sold its energy marketing business and several small oil and gas fields in the United Kingdom for net proceeds of $211 million. Additional asset sales are being considered.

The balances in accounts receivable, as well as accounts payable and accrued liabilities, are substantially lower at June 30, 2002 than at December 31, 2001. This decrease is largely due to the sale of the United Kingdom energy marketing business and the impact of lower selling prices and sales volumes on energy marketing activities in the United States.

In the first half of 2002, the Corporation has retired, through open market purchases, approximately $160 million of public debt. The Corporation anticipates it will continue purchases of its debt in the future.

Following is a table showing aggregated information about certain contractual obligations at June 30, 2002 (in millions):

	Payments due by period

		Remainder	2003	2005
		of	and	and
	Total	2002	2004	2006	Thereafter

Short-term notes	$3	$3	$—	$—	$—

Long-term debt, including capital leases	5,299	14	531	848	3,906

Operating leases	1,173	42	201	120	810

The Corporation has entered into leveraged leases which are not included in the Corporation’s balance sheet, primarily related to retail gasoline stations. The commitments under these leases are included in the operating lease obligations shown in the above table. The net present value of the financings is approximately $405 million, using interest rates inherent in the leases.

None of the Corporation’s debt or lease obligations would be terminated, nor would principal or interest payments be accelerated, solely because of a credit rating downgrade to non-investment status. However, certain contracts with trading counterparties would require cash margin or collateral. The amount of potential margin fluctuates depending on trading volumes and market prices and, at June 30, 2002, was estimated to be approximately $50 million.

The Corporation uses futures, forwards, options and swaps to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation’s production and the related gains or losses are an integral part of the Corporation’s selling prices. At June 30, 2002, the Corporation had open hedge positions on

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

40% of its estimated worldwide crude oil production and 30% of its U.S. natural gas production for the remainder of the year. The Corporation has also hedged 20% of its estimated crude oil production and 25% of its U.S. natural gas production for 2003. The average price of WTI crude oil hedges for the remainder of 2002 is $24.90 and for 2003 is $24.30. The average price of U.S. natural gas hedges for the remainder of 2002 is $4.30 and for 2003 is $4.00. As market conditions change, the Corporation may adjust its hedge positions.

The Corporation uses value at risk to estimate the potential effects of changes in fair values of derivatives and other instruments used in hedging activities and derivatives and commodities used in trading activities. The Corporation estimates that at June 30, 2002, the value at risk was $34 million ($35 million at December 31, 2001) related to hedging activities and $12 million ($13 million at December 31, 2001) for trading activities.

The Corporation’s trading activities consist of a consolidated trading partnership, in which the Corporation owns a 50% voting interest, and its proprietary trading accounts. Trading transactions are marked-to-market and are reflected in income currently. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary accounts (in millions):

Fair value of unrealized positions at beginning of period	$(58)

Realized losses	3

Other changes in fair value	81

Fair value of unrealized positions at end of period	$26

Other changes in fair value reflect changes in market prices of existing positions and new positions added. There was no material change in fair value related to changes in valuation techniques and assumptions. After expenses and income taxes, the Corporation’s results from trading activities, including its share of the earnings of the trading partnership amounted to income of $17 million in the first half of 2002.

The table below summarizes the sources used in determining fair values for trading activities at June 30, 2002:

	Percentage of total fair
	value by year of maturity

Source of fair value	Total	2002	2003

Prices actively quoted	94%	84%	10%

Other external sources	4	3	1

Internal estimates	2	2	—

Total	100%	89%	11%

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit rating of counterparties at June 30 (in millions):

Investment grade determined by outside sources	$188

Investment grade determined internally*	66

Less than investment grade	41

Not determined	2

Total	$297

*	Based on information provided by counterparties and other available sources.

The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the foreign denominated liabilities of its North Sea operations. At June 30, 2002, the Corporation had $163 million of notional value foreign exchange contracts outstanding.

During the first half of 2002, the Corporation made payments of $14 million relating to accrued severance liabilities established in connection with fourth quarter 2001 cost reduction initiatives in exploration and production operations. The remaining severance balance is $18 million, including provisions made in the second quarter relating to refining and marketing operations. The remaining balance will be paid primarily in the next twelve months.

Capital expenditures in the first half of 2002 amounted to $877 million, of which $792 million related to exploration and production activities. Capital expenditures in the first half of 2001 amounted to $1,467 million, including $1,365 million for exploration and production activities. Exploration and production expenditures in 2001 include the purchase of crude oil and natural gas reserves for $865 million. For the remainder of 2002, capital expenditures are expected to be approximately $700 million and will be financed by internally generated funds.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

On July 22, the Corporation was served with a complaint filed in the U.S. District Court for the District of New Jersey alleging that sales of the Corporation’s common stock by 10 persons who are officers or directors violated federal securities laws. The Corporation believes that the action is without merit and that it will have no material effect on the Corporation.

Item 4.   Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of the Registrant was held on May 1, 2002. The Inspectors of Election reported that 78,892,239 shares of Common Stock of the Registrant were represented in person or by proxy at the meeting, constituting 88.73% of the votes entitled to be cast. At the meeting, stockholders voted upon the election of five nominees for the Board of Directors for the three-year term expiring in 2005 and the ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ending December 31, 2002.

With respect to the election of directors, the inspectors of election reported as follows:

	For	Withhold Authority to Vote
Name	Nominee Listed	For Nominee Listed

Edith E. Holiday	77,336,734	1,555,505

John J. O’Connor	77,982,703	909,536

Roger B. Oresman	76,651,177	2,241,062

Robert N. Wilson	77,400,481	1,491,758

Robert F. Wright	77,944,101	948,138

The inspectors reported that 75,410,419 votes were cast for the ratification of the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002, 3,444,938 votes were cast against said ratification and holders of 36,882 votes abstained.

There were no broker non-votes with respect to the election of directors or the ratification of the selection of independent auditors.

Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibits

3	-	By-Laws of Registrant, as amended as of May 1, 2002.

99(1)	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(2)	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the three months ended June 30, 2002.

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

Date: August 7, 2002