Form 10-Q
period 2002-09-30
AMERADA HESS CORP
filed 2002-11-12
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number 1-1204

AMERADA HESS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

13-4921002
(I.R.S. employer identification number)

1185 AVENUE OF THE AMERICAS, NEW YORK, N.Y.
(Address of principal executive offices)
10036
Zip Code

(Registrant’s telephone number, including area code is (212) 997-8500)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes       ☒       No       ☐

At September 30, 2002, 89,200,930 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME
(in millions, except per share data)

	Three Months		Nine months
	ended September 30		ended September 30

	2002	2001	2002	2001

REVENUES

Sales (excluding excise taxes) and other operating revenues	$2,818	$2,888	$8,635	$10,531

Non-operating income

Equity in income (loss) of HOVENSA L.L.C.	(6)	11	(50)	77

Other	83	35	162	120

Total revenues	2,895	2,934	8,747	10,728

COSTS AND EXPENSES

Cost of products sold	1,629	1,848	5,118	7,016

Production expenses	222	196	589	522

Marketing expenses	144	161	500	466

Exploration expenses, including dry holes and lease impairment	105	75	209	232

Other operating expenses	49	54	145	163

General and administrative expenses	72	71	195	195

Interest expense	64	51	204	132

Depreciation, depletion and amortization	342	254	1,012	664

Asset impairment	394	- -	394	- -

Total costs and expenses	3,021	2,710	8,366	9,390

Income (loss) before income taxes	(126)	224	381	1,338

Provision for income taxes	10	57	228	478

NET INCOME (LOSS)	$(136)	$167	$153	$860

NET INCOME (LOSS) PER SHARE

BASIC	$(1.54)	$1.90	$1.74	$9.76

DILUTED	$(1.54)	$1.86	$1.72	$9.63

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	88.3	89.4	89.3	89.3

COMMON STOCK DIVIDENDS PER SHARE	$.30	$.30	$.90	$.90

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

ASSETS

	September 30,	December 31,
	2002	2001

CURRENT ASSETS

Cash and cash equivalents	$48	$37

Accounts receivable	1,773	2,962

Inventories	522	550

Other current assets	131	397

Total current assets	2,474	3,946

INVESTMENTS AND ADVANCES

HOVENSA L.L.C.	839	889

Other	769	747

Total investments and advances	1,608	1,636

PROPERTY, PLANT AND EQUIPMENT

Total — at cost	16,593	16,627

Less reserves for depreciation, depletion, amortization and lease impairment	8,852	8,462

Property, plant and equipment — net	7,741	8,165

NOTES RECEIVABLE	376	395

GOODWILL	977	982

DEFERRED INCOME TAXES AND OTHER ASSETS	451	245

TOTAL ASSETS	$13,627	$15,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable — trade	$1,267	$1,807

Accrued liabilities	791	1,115

Taxes payable	304	414

Notes payable	3	106

Current maturities of long-term debt	15	276

Total current liabilities	2,380	3,718

LONG-TERM DEBT	5,065	5,283

DEFERRED LIABILITIES AND CREDITS

Deferred income taxes	1,196	1,111

Other	303	350

Total deferred liabilities and credits	1,499	1,461

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1.00, 20,000 shares authorized 3% cumulative convertible series Authorized - 330 shares Issued - 327 shares ($16 million liquidation preference)	- -	- -

Common stock, par value $1.00 Authorized - 200,000 shares Issued - 89,201 shares at September 30, 2002; 88,757 shares at December 31, 2001	89	89

Capital in excess of par value	932	903

Retained earnings	3,880	3,807

Accumulated other comprehensive income (loss)	(218)	108

Total stockholders’ equity	4,683	4,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,627	$15,369

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS
Nine months ended September 30
(in millions)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$153	$860

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation, depletion and amortization	1,012	664

Asset impairment	394	- -

Exploratory dry hole costs	99	122

Lease impairment	33	24

Gain on asset sales	(103)	- -

Provision (benefit) for deferred income taxes	(70)	99

Undistributed earnings of affiliates	52	(68)

	1,570	1,701

Changes in operating assets and liabilities	(143)	(67)

Net cash provided by operating activities	1,427	1,634

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(1,207)	(1,981)

Acquisition of Triton Energy Limited, net of cash	- -	(2,720)

Payment received on note	48	48

Proceeds from asset sales and other	363	(31)

Net cash used in investing activities	(796)	(4,684)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in notes payable	(103)	52

Long-term borrowings	597	2,891

Repayment of long-term debt	(1,035)	(5)

Cash dividends paid	(107)	(94)

Common stock acquired	- -	(100)

Stock options exercised	28	59

Net cash provided by (used in) financing activities	(620)	2,803

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11	(247)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37	312

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48	$65

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at September 30, 2002 and December 31, 2001, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and the consolidated cash flows for the nine-month periods ended September 30, 2002 and 2001. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 2001 Annual Report to Stockholders, which have been incorporated by reference in the Corporation’s Form 10-K for the year ended December 31, 2001.

Note 2 -	In the third quarter of 2002, the Corporation recorded an impairment of $394 million ($256 million after income taxes) to reduce the carrying value of certain producing oil and gas fields and exploration acreage in the Gulf of Mexico to their estimated fair values. The impairment principally reflects reduced reserve estimates on these fields. Estimated fair values were determined by discounting anticipated future net cash flows.

Note 3 -	In September 2002, the Corporation recorded a gain of $103 million ($67 million after income taxes) from the sale of six United States flag tankers and ancillary assets. In connection with this sale, the Corporation has agreed to support the buyer’s charter hire rates for these vessels for up to five years. Consequently, the Corporation has deferred a pre-tax gain of $50 million as part of the sale transaction to reflect potential obligations under the support agreement.

Note 4 -	Inventories consist of the following (in millions):

	September 30,	December 31,
	2002	2001

Crude oil and other charge stocks	$94	$108

Refined and other finished products	477	440

Less: LIFO adjustment	(222)	(111)

	349	437

Materials and supplies	173	113

Total inventories	$522	$550

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 -	The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized financial information for HOVENSA follows (in millions):

	At	At
	September 30,	December 31,
	2002	2001

Balance sheet

Assets

Current assets	$474	$491

Net fixed assets	1,908	1,846

Other assets	31	35

Total assets	$2,413	$2,372

Liabilities and partners’ equity

Current liabilities	$383	$294

Long-term debt	397	365

Deferred liabilities and credits	34	23

Partners’ equity	1,599	1,690

Total liabilities and partners’ equity	$2,413	$2,372

	Three months		Nine months
	ended September 30		ended September 30

	2002	2001	2002	2001

Income statement

Total revenues	$1,054	$1,058	$2,622	$3,403

Costs and expenses	1,065	1,035	2,720	3,246

Net income (loss)	$(11)	$23	$(98)	$157

Amerada Hess Corporation’s share	$(6)	$11	$(50)	$77

In connection with the startup of the new coking facilities in the third quarter of 2002, HOVENSA reduced its last-in, first-out (LIFO) inventory of high sulfur crude oil. Consequently, HOVENSA recognized LIFO inventory cost in its cost of sales that is lower than the current cost. This reduced Amerada Hess Corporation’s share of HOVENSA’s loss by approximately $13 million.

Note 6 -	During the three- and nine-month periods ended September 30, 2002, the Corporation capitalized interest of $26 million and $75 million on major development projects ($14 million during the three- and nine-month periods ended September 30, 2001).

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -	The provision for income taxes consisted of the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30

	2002	2001	2002	2001

Current	$75	$17	$298	$379

Deferred	(65)	40	(70)	99

Total	$10	$57	$228	$478

Note 8 -	Foreign currency gains (losses), after income tax effects, amounted to the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30

	2002	2001	2002	2001

Foreign currency gains (losses)	$20	$(13)	$8	$—

Note 9 -	The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Nine months
	ended September 30		ended September 30

	2002	2001	2002	2001

Common shares — basic	88,328	88,133	88,116	88,116

Effect of dilutive securities

(equivalent shares)

Nonvested common stock	—	470	477	422

Stock options	—	593	491	523

Convertible preferred stock	—	205	205	205

Common shares — diluted	88,328	89,401	89,289	89,266

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 -	Comprehensive income (loss) was as follows (in millions):

	Three months		Nine months
	ended September 30		ended September 30

	2002	2001	2002	2001

Net income (loss)	$(136)	$167	$153	$860

FAS 133 transition adjustment	—	—	—	100

Net change in gain (loss) from hedging activities not recognized in net income (loss)	(100)	113	(352)	89

Change in foreign currency translation adjustment	(2)	4	26	—

Total comprehensive income (loss)	$(238)	$284	$(173)	$1,049

The Corporation reclassifies hedging gains and losses included in other comprehensive income to earnings at the time the hedged transactions are recognized. Hedging results for exploration and production operations were approximately breakeven in the third quarter of 2002 and hedging increased earnings by $87 million ($133 million before taxes) in the first nine months of 2002. Hedging increased exploration and production results by $12 million ($19 million before taxes) and $6 million ($9 million before taxes) for the corresponding periods of 2001.

At September 30, 2002, the after-tax deferred loss from crude oil and natural gas contracts used as exploration and production hedges and expiring through 2004 was approximately $94 million ($86 million of unrealized losses and $8 million of realized losses).

Note 11 -	The Corporation’s results by operating segment were as follows (in millions):

	Three months		Nine months
	ended September 30		ended September 30

	2002	2001	2002	2001

Operating revenues

Exploration and production(*)	$1,009	$1,060	$3,201	$3,579

Refining, marketing and shipping	1,962	2,015	5,888	7,664

Total	$2,971	$3,075	$9,089	$11,243

Net income (loss)

Exploration and production	$(143)	$228	$281	$808

Refining, marketing and shipping	70	5	65	210

Corporate, including interest	(63)	(66)	(193)	(158)

Total	$(136)	$167	$153	$860

(*)	Includes transfers to affiliates of $153 million and $454 million during the three and nine months ended September 30, 2002, compared to $187 million and $712 million for the corresponding periods of 2001.

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -	The Financial Accounting Standards Board issued FAS No. 143, Accounting for Asset Retirement Obligations. This statement significantly changes the method of accruing costs associated with the retirement of fixed assets for which a legal retirement obligation exists, such as certain oil and gas production facilities. This standard becomes effective in 2003. The Corporation does not expect the effect of adopting the new accounting standard to be material to its income or financial position.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Operating earnings, excluding special items, amounted to $121 million in the third quarter of 2002 compared with $167 million in the third quarter of 2001. Operating earnings for the first nine months of 2002 were $405 million compared with $860 million in the first nine months of 2001. There was a net loss of $136 million in the third quarter of 2002, including a charge for asset impairment and other special items. Net income was $153 million in the first nine months of 2002. The after-tax results by major operating activity for the three and nine months ended September 30, 2002 and 2001 were as follows (in millions, except per share data):

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

Exploration and production	$181	$228	$578	$808

Refining, marketing and shipping	3	5	20	210

Corporate	(23)	(32)	(56)	(65)

Interest expense	(40)	(34)	(137)	(93)

Operating earnings	121	167	405	860

Special items	(257)	—	(252)	—

Net income (loss)	$(136)	$167	$153	$860

Net income (loss) per share	$(1.54)	$1.86	$1.72	$9.63

Exploration and Production

Operating earnings from exploration and production activities decreased by $47 million and $230 million, respectively, in the third quarter and first nine months of 2002. The 2001 third quarter included income of $48 million from the resolution of a United Kingdom income tax dispute. Excluding the tax settlement, exploration and production earnings in the third quarter of each year were comparable. Results in the first nine months of 2002 were lower than the corresponding period of 2001 reflecting lower average crude oil and natural gas selling prices and higher unit costs, partially offset by increased production volumes.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

The Corporation’s average selling prices, including the effects of hedging, were as follows:

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

Crude oil (per barrel)

United States	$26.19	$23.38	$24.33	$24.15

Foreign	26.25	24.62	24.91	26.02

Natural gas liquids (per barrel)

United States	$16.31	$17.73	$14.84	$20.94

Foreign	19.52	17.86	17.86	20.29

Natural gas (per Mcf)

United States	$3.40	$3.42	$3.45	$4.39

Foreign	2.17	1.96	2.17	2.51

The Corporation’s net daily worldwide production was as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

Crude oil (barrels per day)

United States	53	66	56	64

United Kingdom	112	114	113	117

Equatorial Guinea	39	9	39	3

Norway	26	23	24	24

Colombia	21	14	22	5

Denmark	20	18	21	20

Algeria	15	13	14	13

Gabon	8	9	9	8

Indonesia	4	6	5	6

Azerbaijan	4	4	4	4

Total	302	276	307	264

Natural gas liquids (barrels per day)

United States	12	16	13	14

Foreign	9	8	9	9

Total	21	24	22	23

Natural gas (Mcf per day)

United States	355	464	390	421

United Kingdom	227	240	275	291

Denmark	30	39	36	42

Norway	28	24	25	25

Indonesia, Thailand and other	63	30	42	31

Total	703	797	768	810

Barrels of oil equivalent (barrels per day)	441	433	456	422

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

The Corporation’s oil and gas production, on a barrel-of-oil equivalent basis, increased by 2% in the third quarter and 8% in the first nine months of 2002 compared with the corresponding periods of 2001. The increase was primarily due to crude oil production from fields in Equatorial Guinea and Colombia acquired in August 2001, offset by lower United States crude oil and natural gas production, due principally to natural decline. The Corporation currently anticipates that 2003 crude oil and natural gas production will be lower than in 2002.

Production expenses and depreciation, depletion and amortization charges were higher in the third quarter and first nine months of 2002, compared to the same periods of last year. The increases are due to higher production volumes and increased per barrel costs. Increased production expense per barrel principally reflects higher workover expense on several fields in the United States and North Sea. Per barrel depreciation, depletion and amortization charges reflect higher costs from production in Equatorial Guinea and certain Gulf of Mexico properties which were acquired in 2001 and have acquisition cost in their depletable base. The production from these properties has become a more significant portion of the Corporation’s total production in 2002. These per barrel expenses may continue to increase in 2003.

Exploration expense was higher in the third quarter of 2002 compared with 2001 largely reflecting a $19 million expense for a prior year natural gas discovery in the United Kingdom, for which there are no current development plans. Exploration expense decreased in the first nine months of 2002 compared with 2001, while total spending for exploration drilling was comparable. The decrease was primarily due to improved exploration results.

Foreign currency gains were $20 million in the third quarter of 2002 compared with a loss of $13 million in the third quarter of 2001. The gain largely reflects the strengthening of the U.S. dollar in relation to the Colombian peso. In the first nine months of 2002 foreign currency gains were $8 million compared with breakeven in the first nine months of 2001. This increase was due to a currency gain in Colombia, partially offset by a loss in the United Kingdom.

Excluding the one-time deferred tax charge referred to below, the effective income tax rate on exploration and production earnings in the first nine months of 2002 was 40%, the same as in 2001. During the third quarter, the United Kingdom government enacted a 10% supplementary tax on profits from oil and gas production. A one-time charge of $43 million was recorded as a special item to increase the existing United Kingdom deferred tax liability on the balance sheet. In addition, the third quarter operating results include $23 million related to this tax increase. Nine million of the $23 million is the tax for the period from the retroactive effective date of April 17 through June 30 and $14 million is the tax on third quarter income.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

Refining, Marketing and Shipping

The operating earnings of refining and marketing activities amounted to income of $3 million in the third quarter of 2002 compared with income of $5 million in the corresponding period of 2001. For the first nine months of 2002, refining and marketing had income of $20 million compared with $210 million in 2001.

HOVENSA

The Corporation’s share of HOVENSA’s loss was $6 million in the third quarter of 2002 compared with income of $11 million in the third quarter of 2001. The Corporation’s share of HOVENSA’s loss in the first nine months of 2002 was $50 million compared with income of $77 million in 2001. Refining margins were depressed throughout the first nine months of 2002. In connection with the startup of the new coking facilities in the third quarter of 2002, HOVENSA reduced its last-in, first-out (LIFO) inventory of high sulfur crude oil. As a result, LIFO inventory cost was recognized in cost of sales that was lower than current cost. This reduced the Corporation’s share of HOVENSA’s loss by approximately $13 million. Income taxes on the Corporation’s share of HOVENSA’s results are not recorded due to available loss carryforwards.

The Corporation’s share of HOVENSA’s crude runs amounted to 175,000 barrels per day in the first nine months of 2002 compared with 204,000 barrels per day in the first nine months of 2001, reflecting downtime at the fluid catalytic cracking unit and lower refining margins. The 58,000 barrel per day coker at HOVENSA is now fully operational.

Operating earnings from refining and marketing activities also included interest income of $27 million in the first nine months of 2002 and $30 million in the first nine months of 2001 on the note received from PDVSA V.I. in connection with the formation of the joint venture.

Effective October 2002, the Corporation agreed to surrender for cancellation the $125 million contingent note of PDVSA, V.I. issued to it in connection with the formation of HOVENSA. The cancellation of the contingent note was made in connection with the amendment of certain contracts relating to the HOVENSA joint venture, including a six-year extension of the contract for the supply of Mesa crude oil by an affiliate of Petroleos de Venezuela S.A. (“PDVSA”), an amendment to the pricing formula for the Merey crude oil supplied by an affiliate of PDVSA and an amendment to the services agreement between the Corporation and HOVENSA. The contingent note was not valued for accounting purposes and its cancellation will have no effect on the Corporation’s financial condition. In addition, in connection with the amendments to certain financing documents between HOVENSA and its lenders, the Corporation agreed to increase its obligation to provide funding to meet senior debt obligations from $15 million to $40 million until implementation of final low sulfur fuel regulations. After implementation, the Corporation’s support obligation will be reduced to $15 million.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

Retail, energy marketing and other

Results from retail gasoline operations were profitable in the third quarter and first nine months of 2002, but significantly lower than the corresponding periods of 2001, reflecting lower margins at gasoline stations. Energy marketing activities were slightly profitable in the third quarter of 2002 compared with a loss in the third quarter of 2001. Energy marketing results were also higher in the first nine months of 2002 compared with the same period last year. Results of the Port Reading refining facility in the third quarters of each year were comparable, but were lower in the first nine months of 2002, reflecting reduced refining margins.

Total refined product sales volumes amounted to 103 million barrels in the first nine months of 2002 compared with 109 million barrels in the first nine months of 2001. The decrease was largely due to lower demand for distillates and residual fuel oils.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions in addition to its hedging program. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to losses of $14 million in the third quarter and income of $4 million in the first nine months of 2002. Trading activities had income of $14 million in the third quarter and $26 million in the first nine months of 2001.

Refining and marketing earnings will continue to be volatile reflecting competitive industry conditions and supply and demand factors, including the effects of weather.

Corporate

Net corporate expenses were $23 million in the third quarter and $56 million in the first nine months of 2002, compared to $32 million and $65 million in the same periods of 2001. The 2001 expenses include after-tax severance of $7 million and a contribution to the Twin Towers Fund of $3 million ($5 million before tax). There was also a higher provision for United States taxes on foreign source income in 2001. Pension expense increased in 2002.

Interest

After-tax interest increased to $40 million in the third quarter of 2002 compared with $34 million in the third quarter of 2001. In the first nine months of 2002, after-tax interest amounted to $137 million compared with $93 million in the same period of 2001. The change is due to increased borrowings related to acquisitions in 2001, partially offset by lower interest rates and higher amounts capitalized. Pre-tax capitalized interest amounted to $75 million in the first nine months of 2002 compared to $14 million in the corresponding period of 2001.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

Special Items

After-tax special items in the third quarter and first nine months of 2002 were as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

Asset impairment	$(256)	$—	$(256)	$—

Net gain from asset sales	42	—	69	—

Charge for increase in United Kingdom income tax rate	(43)	—	(43)	—

Reduction in carrying value of intangible assets	—	—	(14)	—

Severance accrual	—	—	(8)	—

	$(257)	$—	$(252)	$—

In the third quarter of 2002, the Corporation recorded an after-tax impairment charge of $256 million to reduce the carrying value of certain producing oil and gas fields and exploration acreage in the Gulf of Mexico. The charge principally reflects reduced reserve estimates on these fields. The estimated reserve reduction is 29 million barrels of oil equivalent, or approximately 2% of proved reserves.

In the third quarter, the Corporation completed the sale of six United States flag vessels for $161 million in cash and a note for $29 million. The sale resulted in a net gain of $67 million. The Corporation has agreed to support the buyer’s charter rate for these vessels for up to five years. A pre-tax gain of $50 million has been deferred as part of the sale transaction to reflect potential obligations under the support agreement. While the Corporation’s eventual obligations under the support agreement could exceed the amount of the deferred gain, based on current charter rates the amount recorded is considered adequate.

In addition, several small oil and gas producing properties, principally in the United States, were sold for a loss of $25 million. The net gain from asset sales in the first nine months of 2002 included the sale of several small United Kingdom oil and gas fields and the Corporation’s United Kingdom energy marketing business. The pre-tax gain from asset sales of $103 million in the first nine months of 2002 is recorded in non-operating income in the income statement.

As a result of the United Kingdom tax law change in the third quarter, the Corporation recorded a one-time charge of $43 million to increase the deferred tax liability on its balance sheet.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

Consolidated Operating Revenues

Sales and other operating revenues decreased by 2% in the third quarter and 18% in the first nine months of 2002, compared with the corresponding periods of 2001. The decrease in the third quarter primarily reflects the sale of the United Kingdom energy marketing business. The decrease in the first nine months of 2002 also reflects lower sales volumes of refined products and purchased natural gas related to U.S. energy marketing activities.

Liquidity and Capital Resources

Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $1,427 million in the first nine months of 2002 compared with $1,634 million in the first nine months of 2001. Excluding changes in balance sheet accounts, operating cash flow was $1,570 million in 2002 compared with $1,701 million in the first nine months of 2001.

Total debt was $5,083 million at September 30, 2002 compared with $5,665 million at December 31, 2001. The Corporation’s debt to capitalization ratio decreased to 52.0% at September 30, 2002 compared with 53.6% at year-end. The Corporation expects to meet its debt reduction goal of $600 million for the year, including the purchase of $260 million of public debt in the first nine months of 2002.

Loan agreement covenants allow the Corporation to borrow an additional $2,722 million for the construction or acquisition of assets at September 30, 2002. The Corporation has $1,495 million of additional borrowing capacity available under its revolving credit agreements and has additional unused lines of credit for $203 million under uncommitted arrangements with banks.

In the first nine months of 2002, the Corporation sold United States flag vessels, its energy marketing business in the United Kingdom and several small oil and gas fields for net proceeds of $378 million. During the quarter, the Corporation entered into an agreement with Premier Oil PLC to exchange the Corporation’s 25% shareholding interest in Premier, plus $17 million in cash, for a 23% stake in Natuna Sea Block A in Indonesia. Completion of the transaction is conditional upon certain governmental consents. The Corporation does not expect a material income statement impact from this transaction. In addition, selected assets representing 5% to 10% of the Corporation’s crude oil and natural gas production are being considered for sale.

The balances in accounts receivable, as well as accounts payable and accrued liabilities, are substantially lower at September 30, 2002 than at December 31, 2001. This decrease is largely due to the sale of the United Kingdom energy marketing business and the impact of lower selling prices and sales volumes on energy marketing activities in the United States.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

The Corporation has increased cash contributions to its U.S. qualified pension plan in 2002. To date, $25 million has been contributed to the plan and a comparable amount is expected to be contributed by year-end or in early 2003. In addition to these two contributions, the Corporation expects to contribute approximately $50 million in 2003. Because of declines in equity markets and interest rates, the fair value of the Corporation’s pension plan assets is currently below the accumulated benefit obligation. If equity investment values do not significantly increase by the end of the year, the Corporation will record a non-cash charge of approximately $80 million, after-tax, to accumulated other comprehensive income in stockholders’ equity. The amount of the charge will vary based on changes in the fair value of pension assets and interest rates used to determine the present value of the accumulated benefits obligation.

Following is a table showing aggregated information about certain contractual obligations at September 30, 2002 (in millions):

	Payments due by period

		Remainder	2003	2005
		of	and	and
	Total	2002	2004	2006	Thereafter

Short-term notes	$3	$3	$—	$—	$—

Long-term debt, including capital leases	5,080	9	531	712	3,828

Operating leases	1,146	15	198	121	812

The Corporation has entered into leveraged leases that are not included in the Corporation’s balance sheet, primarily related to retail gasoline stations. The rental commitments under these leases are included in the operating lease obligations shown in the above table. The net present value of the financings is approximately $425 million.

None of the Corporation’s debt or lease obligations would be terminated, nor would principal or interest payments be accelerated, solely because of a credit rating downgrade to non-investment status. However, certain contracts with trading counterparties would require cash margin or collateral. The amount of potential additional margin fluctuates depending on trading volumes and market prices and, at September 30, 2002, it was approximately $150 million.

The Corporation uses futures, forwards, options and swaps to reduce the effects of changes in the selling prices of crude oil, natural gas and refined products. These instruments fix the selling prices of a portion of the Corporation’s production and the related gains or losses are an integral part of the Corporation’s selling prices. The Corporation also uses derivatives in its energy marketing activities, generally to fix the purchase prices of energy products. At September 30, 2002, the Corporation had open hedge positions on 60% of its estimated worldwide crude oil production and 35% of its U.S. natural gas production for the remainder of the year. The Corporation has also hedged 70% of its estimated crude

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

oil production and 35% of its U.S. natural gas production for 2003 and 5% of its estimated crude oil production for 2004. The average price of WTI crude oil hedges is $25.25 for the remainder of 2002, $24.80 for 2003 and $24.05 for 2004. The average price of U.S. natural gas exploration and production hedges is $4.40 for the remainder of 2002 and $4.05 for 2003. In its energy marketing business, the Corporation has entered into fixed price sales contracts with deferred losses of $34 million, partially offset by financial instruments which fix the future purchase price. As market conditions change, the Corporation may adjust its hedge positions.

The Corporation uses value at risk to estimate the potential effects of changes in fair values of derivatives and other instruments used in hedging activities and derivatives and commodities used in trading activities. Value at risk represents the maximum potential negative one-day change in fair value with 95% confidence. The Corporation estimates that at September 30, 2002, the value at risk was $62 million ($35 million at December 31, 2001) related to hedging activities and $10 million ($13 million at December 31, 2001) for trading activities.

The Corporation’s trading activities consist of a consolidated trading partnership, in which the Corporation owns a 50% voting interest, and its proprietary trading accounts. Trading transactions are marked-to-market and are reflected in income currently. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary accounts (in millions):

Fair value of unrealized positions at January 1, 2002	$(58)

Realized losses	59

Other changes in fair value	57

Fair value of unrealized positions at September 30, 2002	$58

Other changes in fair value reflect changes in market prices of existing positions and new positions added. There was no material change in fair value related to changes in valuation techniques and assumptions. After expenses and income taxes, the Corporation’s share of net trading income was $4 million in the first nine months of 2002.

The table below summarizes the sources used in determining fair values for trading activities at September 30, 2002:

	Percentage of total fair
	value by year of maturity

Source of fair value	Total	2002	2003

Prices actively quoted	92%	74%	18%

Other external sources	7	4	3

Internal estimates	1	1	—

Total	100%	79%	21%

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit rating of counterparties at September 30, 2002 (in millions):

Investment grade determined by outside sources	$235

Investment grade determined internally*	66

Less than investment grade	32

Not determined	1

Total	$334

* Based on information provided by counterparties and other available sources.

The Corporation reduces its exposure to fluctuating foreign exchange rates by using forward contracts to fix the exchange rate on a portion of the foreign denominated liabilities of its North Sea operations. At September 30, 2002, the Corporation had $271 million of notional value foreign exchange contracts outstanding.

During the first nine months of 2002, the Corporation made payments of $14 million relating to accrued severance liabilities established in connection with cost reduction initiatives in exploration and production and refining and marketing operations. An immaterial amount of accrued severance was reversed to income in the third quarter of 2002. The remaining severance balance is $15 million and will be paid primarily in the next twelve months.

Capital expenditures in the first nine months of 2002 amounted to $1,207 million, of which $1,101 million related to exploration and production activities. Capital expenditures in the first nine months of 2001 amounted to $4,701 million, including the acquisition of Triton Energy Limited and the purchase of United States crude oil and natural gas reserves. Excluding acquisitions, capital expenditures in the first nine months of 2001 amounted to $1,116 million. For the remainder of 2002, capital expenditures are expected to be approximately $350 million and will be financed by internally generated funds. Capital expenditures for 2003 are expected to be approximately $1,750 million.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d - 14(c)) as of September 30, 2002, John B. Hess, Chief Executive Officer, and John Y. Schreyer, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2002.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls after September 30, 2002.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As reported in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, on July 22, the Corporation was served with a complaint filed in the U.S. District Court for the District of New Jersey alleging that sales of the Corporation’s common stock by 10 persons who are officers or former officers or directors violated federal securities laws. On August 5, the Corporation was served with a second complaint filed in the same court and making the same allegations. Each of these actions purports to be a class action.

On September 10, a derivative complaint was filed in the Superior Court of the State of New Jersey in Middlesex County against all of the directors and certain officers and former officers and a former director alleging, among other grounds, breach of fiduciary duty in connection with sales of common stock of the Corporation by persons who are officers or former officers or directors of the Corporation. Two additional derivative complaints were filed in September in the same court and a third additional complaint was filed in October in New Jersey Superior Court in Mercer County against some or all of the same individuals also alleging, among other things, breach of fiduciary duty in connection with such sales.

The Corporation believes that these actions are without merit and that they will have no material effect on the Corporation.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

99(1)	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(2)	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

During the three months ended September 30, 2002, Registrant filed the following reports on Form 8-K: i) a filing on August 8, 2002, reporting under Items 7 and 9 the filing of certifications of both John B. Hess, Chairman of the Board and Chief Executive Officer of the Registrant, and John Y. Schreyer, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to the Commission’s Order No. 4-460, and ii) a filing on August 12, 2002, reporting under Item 5 the resignation of William R. Johnson as a member of the Registrant’s Board of Directors for personal reasons.

On October 24, 2002, Registrant filed a report on Form 8-K reporting under Item 9 the prepared remarks of the Chairman of the Board of Registrant at a public conference call held on that date.

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

JOHN Y. SCHREYER EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Date: November 8, 2002

CERTIFICATIONS

I, John B. Hess, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Amerada Hess Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ John B. Hess

JOHN B. HESS CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Date: November 8, 2002

I, John Y. Schreyer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Amerada Hess Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ John Y. Schreyer

JOHN Y. SCHREYER EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Date: November 8, 2002