Form 10-K
period 2002-12-31
AMERADA HESS CORP
filed 2003-03-26
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ✓  No
      The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $3,415,000,000 as of February 28, 2003.
      At February 28, 2003, 89,935,430 shares of Common Stock were outstanding.
      Certain items in Parts I and II incorporate information by reference from the 2002 Annual Report to Stockholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 7, 2003.

AMERADA HESS CORPORATION

Form 10-K

PART I

Item 1. Business

      Amerada Hess Corporation (the “Registrant”) is a Delaware corporation, incorporated in 1920. The Registrant and its subsidiaries (collectively referred to as the “Corporation”) explore for, produce, purchase, transport and sell crude oil and natural gas. These exploration and production activities take place in the United States, United Kingdom, Norway, Denmark, Equatorial Guinea, Gabon, Indonesia, Thailand, Azerbaijan, Algeria, Malaysia, Colombia and other countries. The Corporation also manufactures, purchases, transports, trades and markets refined petroleum and other energy products. The Corporation owns 50% of a refinery joint venture in the United States Virgin Islands, and another refining facility, terminals and retail gasoline stations located on the East Coast of the United States.

Exploration and Production

      At December 31, 2002, the Corporation had 782 million barrels of proved crude oil and natural gas liquids reserves compared with 955 million barrels at the end of 2001. Proved natural gas reserves were 2,477 million Mcf at December 31, 2002 compared with 2,881 million Mcf at December 31, 2001. These crude oil and natural gas reserves include the Corporation’s proportionate share of the reserves of equity investees. Proved reserves at December 31, 2002 include 27% and 33%, respectively, of crude oil and natural gas held under production sharing contracts. Of the total proved reserves (on a barrel of oil equivalent basis), 19% are located in the United States, 42% are located in the United Kingdom, Norwegian and Danish sectors of the North Sea and the remainder are located in Algeria, Azerbaijan, Equatorial Guinea, Gabon, Indonesia, Thailand, Malaysia and Colombia. On a barrel of oil equivalent basis, 33% of the Corporation’s December 31, 2002 worldwide proved reserves are undeveloped (35% in 2001). Subsequent to year-end, the Corporation exchanged its producing properties in Colombia for an additional 25% interest in a block with proved reserves in the Joint Development Area between Malaysia and Thailand (“JDA”). The Corporation has also agreed to exchange its 25% interest in Premier Oil plc, an oil and gas exploration and production company, for an interest in a producing gas field in Indonesia.

      Worldwide crude oil and natural gas liquids production amounted to 325,000 barrels per day in 2002 compared with 298,000 barrels per day in 2001. Worldwide natural gas production was 754,000 Mcf per day in 2002 compared with 812,000 Mcf per day in 2001. The Corporation presently estimates that its 2003 barrel of oil equivalent production will be approximately 20% less than its 2002 production. The Corporation is developing a number of oil and gas fields and also has an inventory of domestic and foreign drillable prospects.

      United States.  Amerada Hess Corporation operates mainly offshore in the Gulf of Mexico and onshore in Texas, Louisiana and North Dakota. During 2002, 20% of the Corporation’s crude oil and natural gas liquids production and 49% of its natural gas production were from United States operations.

      The table below sets forth the Corporation’s average daily net production by area in the United States:

	2002	2001

Crude Oil, Including Condensate and Natural Gas Liquids (thousands of barrels per day)
Gulf of Mexico	31	41
North Dakota	14	14
Texas	12	13
Louisiana	6	6
New Mexico	3	3

Total	66	77

	2002	2001

Natural Gas (thousands of Mcf per day)
Gulf of Mexico	208	233
Louisiana	84	104
North Dakota	57	61
Texas	14	15
New Mexico	10	11

Total	373	424

Barrels of Oil Equivalent* (thousands of barrels per day)	128	148

*	Reflects natural gas production converted on the basis of relative energy content (six Mcf equals one barrel).

      The Llano Field (AHC 27.50%) on Garden Banks Blocks 385 and 386 in the Gulf of Mexico is currently being developed with initial production expected in 2004. Appraisal drilling is planned for the Shenzi prospect (AHC 28%) on Green Canyon Block 654 in the deepwater Gulf of Mexico.

      At December 31, 2002, the Corporation has an interest in 318 exploration blocks in the Gulf of Mexico of which it operates 206. The Corporation has 668,000 net undeveloped acres in the Gulf of Mexico.

      United Kingdom.  The Corporation’s activities in the United Kingdom are conducted by its wholly-owned subsidiary, Amerada Hess Limited. During 2002, 36% of the Corporation’s crude oil and natural gas liquids production and 37% of its natural gas production were from United Kingdom operations.

      The table below sets forth the Corporation’s average daily net production in the United Kingdom by field and the Corporation’s interest in each at December 31, 2002:

	Interest	2002	2001
Producing Field
Crude Oil, Including Condensate and Natural Gas Liquids (thousands of barrels per day)
Scott/Telford	34.95/31.42%	21	25
Beryl/Ness/Nevis/Buckland/Skene	22.22/22.22/37.35/14.07/9.07	20	22
Fife/Fergus/Flora/Angus	85.00/65.00/85.00/85.00	19	17
Bittern	28.28	15	15
Schiehallion	15.67	15	14
Ivanhoe/Rob Roy/Hamish	76.56	8	8
Arbroath/Montrose/Arkwright	28.21	6	7
Hudson	28.00	4	5
Other	Various	10	13

Total		118	126

Natural Gas (thousands of Mcf per day)
Beryl/Ness/Nevis/Buckland	22.22/22.22/37.35/14.07%	54	56
Easington Catchment Area	23.84	47	56
Everest/Lomond	18.67/16.67	59	53
Indefatigable/Leman	23.08/21.74	46	52
Davy/Bessemer	27.78/23.08	27	28
Scott/Telford	34.95/31.42	20	19
Other	Various	24	27

Total		277	291

Barrels of Oil Equivalent (thousands of barrels per day)		164	175

      During 2002, the Halley Field (AHC 40%) was brought onstream. Development of the Clair Field (AHC 9.29%) is proceeding and it is expected to begin production in 2004. The Atlantic (AHC 25%) and Cromarty (AHC 90%) fields are awaiting approval for development.

      Amerada Hess Limited has entered into an agreement with Premier Oil plc, a United Kingdom company with international exploration and production interests, to exchange its 25% shareholding interest in Premier for a 23% interest in Natuna Sea Block A in Indonesia.

      Norway.  The Corporation’s activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/S. Norwegian operations accounted for crude oil and natural gas liquids production of 25,000 and 26,000 barrels per day respectively, in 2002 and 2001. Natural gas production averaged 25,000 Mcf per day in both 2002 and 2001. Substantially all of the Norwegian production is from the Corporation’s 28.09% interest in the Valhall Field. An enhanced-recovery waterflood project for the Valhall Field has been approved and initial water injection is scheduled for late 2003.

      Denmark.  Amerada Hess ApS, the Corporation’s Danish subsidiary, operates the South Arne Field. Net crude oil production from the Corporation’s 57.48% interest in the South Arne Field was 23,000 barrels of crude oil per day in 2002 compared to 20,000 barrels of oil per day in 2001. Natural gas production was 37,000 Mcf and 43,000 Mcf of natural gas per day in 2002 and 2001, respectively.

      Equatorial Guinea. The Corporation has interests in production sharing contracts covering three offshore blocks, acquired in August 2001. Net crude oil production from the Corporation’s 85% interest in the Ceiba Field averaged 37,000 barrels of crude oil per day in 2002 and 6,000 barrels per day in 2001 at an annualized rate. Development plans for the Okume, Oveng and Elon fields (AHC 85%) in the Rio Muni Basin offshore Equatorial Guinea were submitted for approval to the Government of Equatorial Guinea late in 2002. Exploration discoveries in 2002 included the Ebano, Elon, Akom and Abang fields (AHC 85%). Additional appraisal drilling is planned for these discoveries and development plans are being considered. An appraisal well was drilled in early 2003 that confirmed an earlier discovery well in 2002 and further appraisal drilling is planned.

      Gabon.  Amerada Hess Production Gabon, the Corporation’s 77.5% owned Gabonese subsidiary, has a 10% interest in the Rabi Kounga Field and a 40% interest in the Atora Field. The Corporation’s share of production averaged 9,000 net barrels of crude oil per day in 2002 and 2001.

      Indonesia.  The Corporation has a 30% interest in the Jabung production sharing contract, which includes the North Geragai and Makmur fields. Net production from these fields averaged 4,000 barrels of oil per day in 2002 and 6,000 barrels of oil per day in 2001. The Jabung production sharing contract area is currently being considered for sale. The Corporation has agreed to acquire a 23% interest in the Natuna Sea Block A production sharing contract from Premier Oil plc in exchange for its 25% shareholding in Premier. A natural gas discovery in the Pangkah production sharing contract area is currently being developed and other discoveries in Indonesia are being evaluated.

      Thailand.  The Corporation has a 15% interest in the Pailin gas field offshore Thailand. Net production from the Corporation’s interest averaged 35,000 Mcf and 20,000 Mcf of natural gas per day in 2002 and 2001, respectively.

      Algeria.  The Corporation has a 49% interest in a venture with the Algerian national oil company, which is redeveloping three Algerian oil fields. The Corporation’s share of production averaged 15,000 and 13,000 barrels of crude oil per day in 2002 and 2001, respectively.

      Azerbaijan.  The Corporation has a 2.72% interest in the AIOC Consortium in the Caspian Sea. Net production from its interest averaged 4,000 barrels of oil per day in 2002 and 2001, respectively.

      Malaysia — Thailand.  At year-end 2002, the Corporation owned a 25% interest in a production sharing contract in Block A-18 of the Joint Development Area (“JDA”) of Malaysia and Thailand through its 50% interest in an equity investee.

      In the first quarter of 2003, the Corporation acquired an additional 25% interest in the Block A-18 reserves in the JDA. The production sharing contract has a gas sales agreement for the sale of the first phase of gas production. Commencement of production is subject to completion of pipeline facilities to be constructed by the gas purchaser.

      Colombia.  The Corporation’s share of production averaged 22,000 barrels of crude oil per day in 2002 and 10,000 barrels per day in 2001 at an annualized rate. In February 2003, the Corporation exchanged its crude oil producing properties in Colombia, plus $10 million in cash, for an additional 25% interest in Block A-18 of the JDA.

Refining and Marketing

      Refining.  The Corporation owns a 50% interest in the HOVENSA refining joint venture in the United States Virgin Islands. In addition, it owns and operates a refining facility in Port Reading, New Jersey.

      HOVENSA. The refinery is a joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA). In 2002, the Corporation’s share of refinery crude runs averaged 181,000 barrels per day compared with 202,000 barrels per day in 2001. During 2002, the 58,000 barrel per day coking unit at the refinery became operational. The coker permits HOVENSA to run lower-cost heavy crude oil. PDVSA supplies 155,000 barrels per day of Venezuelan Mesa crude oil to HOVENSA under a long-term crude oil supply contract. HOVENSA has a second long-term supply contract with PDVSA to purchase 115,000 barrels per day of Venezuelan Merey heavy crude oil. The remaining crude oil is purchased mainly under contracts of one year or less from third parties and through spot purchases on the open market. After sales of refined products by HOVENSA to third parties, the Corporation purchases 50% of HOVENSA’s remaining production at market prices.

      Port Reading Facility.  The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey. This facility processes vacuum gas oil and residual fuel oil. It currently operates at a rate of approximately 55,000 barrels per day and substantially all of its production is gasoline and heating oil.

      Marketing.  The Corporation markets refined petroleum products on the East Coast of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, governmental agencies and public utilities. It also markets natural gas to utilities and other industrial, commercial customers. The Corporation’s energy marketing activities include the sale of electricity. The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and derivatives. The Corporation also takes trading positions for its own account.

      The Corporation has 1,187 HESS® gasoline stations at December 31, 2002, of which approximately 67% are company operated. Most of the gasoline stations are concentrated in densely populated areas, principally in New York, New Jersey, Pennsylvania, Florida, Massachusetts and North and South Carolina, and 836 have convenience stores. The Corporation owns approximately 50% of the properties on which the stations are located.

      The Corporation has a wholly-owned subsidiary which provides distributed electricity generating equipment to industrial and commercial customers as an alternative to purchasing electricity from local utilities. The Corporation also has invested in long-term technology to develop fuel cells for electricity generation through a venture with other parties.

      The Corporation has 22 terminals with an aggregate storage capacity of 22 million barrels in its East Coast marketing areas. Refined product sales averaged 383,000 barrels per day in 2002 and 387,000 barrels per day in 2001. Of total refined products sold in 2002, approximately 46% was obtained from HOVENSA and Port Reading. The Corporation purchased the balance from others under short-term supply contracts and by spot purchases from various sources.

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

      Compliance with various environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a materially adverse effect on the Corporation’s earnings and competitive position within the industry. The Corporation spent $9 million in 2002 for environmental remediation, with a comparable amount anticipated for 2003. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $5 million in 2002 and the Corporation anticipates $15 million in 2003. Regulatory changes already made or anticipated in the United States will alter the composition and emissions characteristics of motor fuels. Future capital expenditures necessary to comply with these regulations will be substantial. The Environmental Protection Agency has adopted rules that limit the amount of sulfur in gasoline and diesel fuel. These rules phase in beginning in 2004. Capital expenditures necessary to comply with the low-sulfur gasoline requirements at Port Reading are expected to be approximately $70 million over the next four years. Capital expenditures to comply with low-sulfur gasoline and diesel fuel requirements at HOVENSA are currently expected to be approximately $450 million over the next four years. HOVENSA expects to finance these capital expenditures through cash flow and, if necessary, future borrowings.

      The number of persons employed by the Corporation averaged 11,662 in 2002 and 10,838 in 2001.

      Additional operating and financial information relating to the business and properties of the Corporation appears in the text on pages 10 and 11 under the heading “Exploration & Production,” on page 12 under the heading “Refining & Marketing,” on pages 14 through 25 under the heading “Financial Review” and on pages 26 through 57 of the accompanying 2002 Annual Report to Stockholders, which information is incorporated herein by reference.*

      The Corporation’s Internet address is www.hess.com. The Corporation makes available free of charge on its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files with or furnishes such material to the Securities and Exchange Commission.

Item 2. Properties

      Reference is made to Item 1 and the operating and financial information relating to the business and properties of the Corporation which is incorporated in Item 1 by reference.

      Additional information relating to the Corporation’s oil and gas operations follows:

1. Oil and gas reserves

      The Corporation’s net proved oil and gas reserves at the end of 2002, 2001 and 2000 are presented under Supplementary Oil and Gas Data in the accompanying 2002 Annual Report to Stockholders, which has been incorporated herein by reference.

      During 2002, the Corporation provided oil and gas reserve estimates for 2001 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

      The Corporation has no contracts or agreements to sell fixed quantities of its crude oil production, although derivative instruments are used to reduce the effects of changes in selling prices. In the United States, natural gas is sold to local distribution companies, and commercial, industrial, and other purchasers, on a spot basis and under contracts for varying periods. The Corporation’s United States production is expected to approximate 60% of its 2003 commitments under these contracts which total approximately 345,000 Mcf per day. Natural gas sales commitments for 2004 are comparable. The Corporation attempts to minimize price and supply risks associated with its United States natural gas supply commitments by entering into purchase contracts with third parties having adequate sources of supply, on terms substantially similar to those under its commitments.

*	Except as to information specifically incorporated herein by reference under Items 1, 2, 5, 6, 7, 7A and 8, no other information or data appearing in the 2002 Annual Report to Stockholders is deemed to be filed with the Securities and Exchange Commission (SEC) as part of this Annual Report on Form 10-K, or otherwise subject to the SEC’s regulations or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

2. Average selling prices and average production costs

	2002	2001	2000

Average selling prices (Note A)
Crude oil, including condensate and natural gas liquids (per barrel)
United States	$22.58	$22.44	$23.66
Europe	24.84	24.49	25.28
Africa, Asia and other	24.53	23.76	27.06

Average	24.30	23.83	24.99

Natural gas (per Mcf)
United States	$3.65	$3.99	$3.74
Europe	2.16	2.51	2.18
Africa, Asia and other	3.08	2.94	2.45

Average	2.92	3.27	2.82

Average production (lifting) costs per barrel of oil equivalent produced (Note B)
United States	$5.15	$3.95	$3.52
Europe	4.99	4.40	4.17
Africa, Asia and other (Note C)	4.83	6.45	5.78

Average	5.00	4.50	4.07

      Note A: Includes inter-company transfers valued at approximate market prices and the effect of the Corporation’s hedging activities.

      Note B: Production (lifting) costs consist of amounts incurred to operate and maintain the Corporation’s producing oil and gas wells, related equipment and facilities (including lease costs of floating production and storage facilities) and production and severance taxes. The average production costs per barrel of oil equivalent reflect the crude oil equivalent of natural gas production converted on the basis of relative energy content (six Mcf equals one barrel).

      Note C: Variations in production costs reflect changes in the mix of the Corporation’s producing fields in Africa and Asia, including fields held under production sharing contracts.

      The foregoing tabulation does not include substantial costs and charges applicable to finding and developing proved oil and gas reserves, nor does it reflect significant outlays for related general and administrative expenses, interest expense and income taxes.

3. Gross and net undeveloped acreage at December 31, 2002

	Undeveloped acreage (Note A)
	(in thousands)

	Gross	Net

United States	1,304	743
Europe	5,220	1,733
Africa, Asia and other	25,322	10,491

Total (Note B)	31,846	12,967

      Note A: Includes acreage held under production sharing contracts.

      Note B: Approximately one-third of net undeveloped acreage held at December 31, 2002 will expire during the next three years.

4. Gross and net developed acreage and productive wells at December 31, 2002

			Productive wells (Note A)
	Developed acreage
	applicable to
	productive wells		Oil		Gas
	(in thousands)

	Gross	Net	Gross	Net	Gross	Net

United States	1,871	547	2,147	624	301	177
Europe	690	185	310	79	169	35
Africa, Asia and other	775	179	280	57	166	25

Total	3,336	911	2,737	760	636	237

      Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 158 gross wells and 43 net wells.

5. Number of net exploratory and development wells drilled

	Net exploratory wells			Net development wells

	2002	2001	2000	2002	2001	2000

Productive wells
United States	11	7	2	26	46	19
Europe	2	3	1	5	6	6
Africa, Asia and other	8	4	1	25	15	11

Total	21	14	4	56	67	36

Dry holes
United States	3	7	9	4	2	3
Europe	1	2	3	–	–	–
Africa, Asia and other	7	4	3	1	–	–

Total	11	13	15	5	2	3

Total	32	27	19	61	69	39

6. Number of wells in process of drilling at December 31, 2002

	Gross	Net
	wells	wells

United States	1	1
Europe	5	2
Africa, Asia and other	7	2

Total	13	5

7.	Number of waterfloods and pressure maintenance projects in process of installation at December 31, 2002 — 2

Item 3. Legal Proceedings

      Two actions, which have been consolidated in United States District Court for the District of New Jersey, have been commenced against certain executive officers and former executive officers of the Registrant alleging that these individuals sold shares of the Registrant’s common stock in advance of the Registrant’s acquisition of Triton Energy Limited (“Triton”) in 2001 in violation of federal securities laws. In addition to the federal actions, four derivative actions seeking damages on behalf of the Registrant, all of which have been consolidated as a derivative action in the Superior Court of the State of New Jersey, have been commenced against certain executive officers and former executive officers of the Registrant, some of whom are also directors, alleging, among other things, that the officers breached their fiduciary duties by misusing material non-public information of the Registrant to personally profit from sales of the Registrant’s common stock. The Registrant believes that these actions are without merit and is advancing expenses to these individuals in accordance with the By-Laws of the Registrant to defend these actions. The Registrant believes that these actions will not have a material adverse effect on the Registrant.

      In July through October 1998, eight lawsuits were filed against Registrant’s subsidiary, Triton and Thomas G. Finck and Peter Rugg, in their capacities as former officers of Triton. The lawsuits were filed in the United States District Court for the Eastern District of Texas, Texarkana Division, and have been consolidated and are styled In re: Triton Energy Limited Securities Litigation. The consolidated complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, in connection with disclosures concerning its properties, operations, and value relating to a prospective sale in 1998 of Triton or of all or a part of its assets. The lawsuits sought recovery of an unspecified amount of compensatory damages, fees and costs.

      On July 29, 2002, Triton, together with Messrs. Finck and Rugg entered into a Stipulation and Agreement of Settlement with the lead plaintiffs and class members (respectively, the “Lead Plaintiffs” and “Class Members”) involved in In Re Triton Energy Limited Securities Litigation pursuant to which Triton agreed to pay a total of $42,000,000 to $49,500,000, depending on proofs of claims submitted by Class Members, to settle all claims asserted by the Lead Plaintiffs and the Class Members against the Defendants. Of this amount, $20,000,000 is covered by Registrant’s insurance. On September 23, 2002 the United States District Court for the Eastern District of Texas, Texarkana Division, entered an Order and Final Judgment approving the settlement. As of the date hereof, Triton and its insurers have paid a total of $42,000,000.

      Registrant has been served with a complaint from the New York State Department of Environmental Conservation (“DEC”) relating to alleged violations at its petroleum terminal in Brooklyn, New York. The complaint, which seeks an order to shut down the terminal and penalties in unspecified amounts, alleges violations involving the structural integrity of certain tanks, the erosion of shorelines and bulkheads, petroleum discharges and improper certification of tank repairs. DEC is also seeking relief relating to remediation of certain gasoline stations in the New York metropolitan area. Registrant believes that many of the allegations are factually inaccurate or based on an incorrect interpretation of applicable law. Registrant has already undertaken efforts to address certain conditions discussed in the complaint. Registrant intends to vigorously contest the complaint, but is involved in settlement discussions with DEC.

      Over the last five years, many refiners have entered into consent agreements to resolve EPA’s assertions that these facilities were modified or expanded without complying with New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations which impose emissions control requirements. These consent agreements, which arise out of an EPA enforcement initiative focusing on petroleum refiners and utilities, have typically imposed substantial civil fines and penalties and required significant capital expenditures to install emissions control equipment. EPA’s enforcement initiative is expected to continue in the refining sector. However, no enforcement action has been threatened or instituted against the Corporation or HOVENSA.

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

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

      The following table presents information as of February 1, 2003 regarding executive officers of the Registrant:

			Year
			individual
			became an
Name	Age	Office Held*	executive officer

John B. Hess	48	Chairman of the Board, Chief Executive Officer and Director	1983
J. Barclay Collins II	58	Executive Vice President, General Counsel and Director	1986
John J. O’Connor	56	Executive Vice President, President of Worldwide Exploration and Production and Director	2001
John Y. Schreyer	63	Executive Vice President, Chief Financial Officer and Director	1990
F. Borden Walker	49	Executive Vice President and President of Refining and Marketing	1996
Brent Cheshire	47	Senior Vice President	2002
John A. Gartman	55	Senior Vice President	1997
Neal Gelfand	58	Senior Vice President	1980
Gerald A. Jamin	61	Senior Vice President and Treasurer	1985
Brian F. Maxted	45	Senior Vice President	2002
Lawrence H. Ornstein	51	Senior Vice President	1995
Howard Paver	52	Senior Vice President	2002
John P. Rielly	40	Vice President and Controller	2002
Robert P. Strode	46	Senior Vice President	2000

*	All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 1, 2002. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 7, 2003.

      Except for Messrs. O’Connor, Maxted, Paver, Rielly and Strode, each of the above officers has been employed by the Registrant or its subsidiaries in various managerial and executive capacities for more than five years. Mr. O’Connor had served in senior executive positions at Texaco Inc. and BHP Petroleum prior to his employment with the Registrant in October 2001. Prior to the acquisition by Registrant of Triton Energy Limited (“Triton”) in 2001, Mr. Maxted served in a senior executive position at Triton. Mr. Paver had served in a senior executive position at BHP Petroleum prior to his employment with a subsidiary of Registrant in October 2002. Mr. Rielly had been a partner of Ernst & Young LLP prior to his employment with the Registrant in April 2001. Prior to his employment with the Registrant in April 2000, Mr. Strode had served in senior executive positions in the area of exploration at Vastar Resources, Inc. and Atlantic Richfield Company.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      Information pertaining to the market for the Registrant’s Common Stock, high and low sales prices of the Common Stock in 2002 and 2001, dividend payments and restrictions thereon and the number of holders of Common Stock is presented on page 25 (Financial Review), page 36 (Long-Term Debt) and on page 54 (Ten-Year Summary of Financial Data) of the accompanying 2002 Annual Report to Stockholders, which has been incorporated herein by reference.

Item 6.  Selected Financial Data

      A Ten-Year Summary of Financial Data is presented on pages 52 through 55 of the accompanying 2002 Annual Report to Stockholders, which has been incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is presented on pages 14 through 25 of the accompanying 2002 Annual Report to Stockholders, which has been incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is presented under “Market Risk Disclosure” on pages 20 through 23 and in Footnote 15 on pages 41 and 42 of the accompanying 2002 Annual Report to Stockholders, which has been incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The consolidated financial statements, including the Report of Ernst & Young LLP, Independent Auditors, the Supplementary Oil and Gas Data (unaudited) and the Quarterly Financial Data (unaudited) are presented on pages 25 through 51 of the accompanying 2002 Annual Report to Stockholders, which has been incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2003.

      Information regarding executive officers is included in Part I hereof.

Item 11.  Executive Compensation

      Information relating to executive compensation is incorporated herein by reference to “Election of Directors–Executive Compensation and Other Information,” other than information under “Compensation Committee Report on Executive Compensation” and “Performance Graph” included therein, from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors–Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors–Ownership of Equity Securities by Management” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2003.

      Following is information on the Registrant’s equity compensation plans at December 31, 2002:

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,390,000	$59.06	937,000 *
Equity compensation plans not approved by security holders	—	—	—

*	In February 2003, the Corporation awarded 742,500 shares of non-vested common stock.

Item 13.  Certain Relationships and Related Transactions

      Information relating to this item is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2003.

Item 14.  Controls and Procedures

      Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of December 31, 2002, John B. Hess, Chief Executive Officer, and John Y. Schreyer, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2002.

      There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls after December 31, 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. and 2. Financial statements and financial statement schedules

The financial statements filed as part of this Annual Report on Form 10-K are listed in the accompanying index to financial statements and schedules.

               3. Exhibits

3	(1)	–Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1988.
3	(2)	–By-Laws of Registrant incorporated by reference to Exhibit 3 of Form 10-Q of Registrant for the three months ended June 30, 2002.
4	(1)
 –Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended June 30, 2000.

4	(2)
 –Third Amended and Restated Credit Agreement (“Facility B”) dated as of January 23, 2001 among Amerada Hess Corporation, the lenders party thereto and JP Morgan Chase Bank (formerly, The Chase Manhattan Bank, N.A.), as Administrative Agent, incorporated by reference to Exhibit 4(2) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.

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

10	(6)*	–Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.
10	(7)*	–Amerada Hess Corporation Savings and Stock Bonus Plan.
10	(8)*	–Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees.
10	(9)*	–Amerada Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10	(10)*
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
 –Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John A. Gartman incorporated by reference to Exhibit 10(14) of Form 10-K of Registrant for the fiscal year ended December 31, 2001. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(13)).

10	(15)*
 –Letter Agreement dated March 18, 2002 between Registrant and John J. O’Connor relating to Mr. O’Connor’s participation in the Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(15) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.

               3. Exhibits (continued)

10	(16)*
 –Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.

10	(17)*	–Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10	(18)*	–Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Amerada Hess Corporation Pension Restoration Plan.
10	(19)
 –Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.

10	(20)	–Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
13		–2002 Annual Report to Stockholders of Registrant.
21		–Subsidiaries of Registrant.
23
 –Consent of Ernst & Young LLP, Independent Auditors, dated March 26, 2003, to the incorporation by reference in Registrant’s Registration Statements on Form S-8 (Nos. 333-94851, 333-43569, 333-43571 and 33-65115), of its report relating to Registrant’s financial statements, which consent appears on page F-2 herein.

99	(1)	–Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	(2)	–Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* These exhibits relate to executive compensation plans and arrangements.

          (b) Reports on Form 8-K

      During the three months ended December 31, 2002, Registrant filed or furnished the following reports on Form 8-K: i) report on October 24, 2002 furnishing under Item 9 the prepared remarks of the Chairman of the Board of Registrant at a public conference call held on that date, and (ii) a filing on December 5, 2002 reporting under Item 5 the election of Craig G. Matthews as a member of the Registrant’s Board of Directors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2003.

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

Signature	Title	Date

/s/ JOHN B. HESS .................................................... (John B. Hess)	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2003
/s/ NICHOLAS F. BRADY	Director	March 26, 2003

.................................................. (Nicholas F. Brady)
/s/ J. BARCLAY COLLINS II	Director	March 26, 2003

.................................................. (J. Barclay Collins II)
/s/ EDITH E. HOLIDAY	Director	March 26, 2003

.................................................. (Edith E. Holiday)
/s/ THOMAS H. KEAN	Director	March 26, 2003

.................................................. (Thomas H. Kean)
/s/ CRAIG G. MATTHEWS	Director	March 26, 2003

.................................................. (Craig G. Matthews)
/s/ JOHN J. O’CONNOR	Director	March 26, 2003

.................................................. (John J. O’Connor)
/s/ FRANK A. OLSON	Director	March 26, 2003

.................................................. (Frank A. Olson)
/s/ JOHN P. RIELLY .................................................... (John P. Rielly)	Vice President and Controller (Principal Accounting Officer)	March 26, 2003
/s/ JOHN Y. SCHREYER .................................................... (John Y. Schreyer)	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2003
/s/ ERNST H. VON METZSCH	Director	March 26, 2003

.................................................. (Ernst H. von Metzsch)
/s/ ROBERT N. WILSON	Director	March 26, 2003

.................................................. (Robert N. Wilson)

I, John B. Hess, certify that:

      1. I have reviewed this annual report on Form 10-K of Amerada Hess Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ JOHN B. HESS

....................................................
John B. Hess
Chairman of the Board and
Chief Executive Officer

Date: March 26, 2003

I, John Y. Schreyer, certify that:

      1. I have reviewed this annual report on Form 10-K of Amerada Hess Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ JOHN Y. SCHREYER

....................................................
John Y. Schreyer
Executive Vice President and
Chief Financial Officer

Date: March 26, 2003

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
number

Statement of Consolidated Income for each of the three years in the period ended December 31, 2002	*
Statement of Consolidated Retained Earnings for each of the three years in the period ended December 31, 2002	*
Consolidated Balance Sheet at December 31, 2002 and 2001	*
Statement of Consolidated Cash Flows for each of the three years in the period ended December 31, 2002	*
Statement of Consolidated Changes in Preferred Stock, Common Stock and Capital in Excess of Par Value for each of the three years in the period ended December 31, 2002	*
Statement of Consolidated Comprehensive Income for each of the three years in the period ended December 31, 2002	*
Notes to Consolidated Financial Statements	*
Report of Ernst & Young LLP, Independent Auditors	*
Quarterly Financial Data	*
Supplementary Oil and Gas Data	*
Consent of Independent Auditors	F-2
Schedules** II — Valuation and Qualifying Accounts	F-3
HOVENSA L.L.C. Financial Statements as of December 31, 2002	H-1

*	The financial statements and notes thereto together with the Report of Ernst & Young LLP, Independent Auditors, on pages 26 through 46, the Quarterly Financial Data (unaudited) on page 25, and the Supplementary Oil and Gas Data (unaudited) on pages 47 through 51 of the accompanying 2002 Annual Report to Stockholders are incorporated herein by reference.

**	Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in this Annual Report (Form 10-K) of Amerada Hess Corporation of our report dated February 21, 2003, included in the 2002 Annual Report to Stockholders of Amerada Hess Corporation.

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

      We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 333-94851, 333-43569, 333-43571 and 33-65115) pertaining to the Amerada Hess Corporation Employees’ Savings and Stock Bonus Plan, Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees and the 1995 Long-Term Incentive Plan.

New York, N.Y.

March 26, 2003

Schedule II

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(in millions)

		Additions

		Charged
		to costs	Charged	Deductions
	Balance	and	to other	from		Balance
Description	January 1	expenses	accounts	reserves		December 31

2002
Losses on receivables	$15	$7	$4	$13		$13

Deferred income tax valuation	$93	$2	$—	$—		$95

Major maintenance	$19	$19	$—	$18		$20

2001
Losses on receivables	$34	$10	$3	$32	(A)	$15

Deferred income tax valuation	$111	$—	$—	$18		$93

Major maintenance	$19	$16	$—	$16		$19

2000
Losses on receivables	$6	$33	$—	$5		$34

Deferred income tax valuation	$182	$—	$—	$71	(B)	$111

Major maintenance	$36	$14	$—	$31	(C)	$19

(A)	Reflects write-off of uncollectible accounts.

(B)	Primarily reflects use of tax loss carryforward.

(C)	Primarily represents cost of turnaround at refining facility.

HOVENSA L.L.C

FINANCIAL STATEMENTS

As of December 31, 2002

REPORT OF INDEPENDENT AUDITORS

Executive Committee and Members
HOVENSA L.L.C.

      We have audited the accompanying balance sheet of HOVENSA L.L.C. (the “Company”) as of December 31, 2002 and 2001, and the related statements of operations and cumulative earnings, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOVENSA L.L.C. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

February 21, 2003

HOVENSA L.L.C.

BALANCE SHEET

at December 31,

(Thousands of Dollars)

	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$11,103	$24,880
Restricted cash	52,657	10,502
Accounts receivable
Members and affiliates	67,762	73,293
Trade	68,823	49,344
Other	19,845	534
Inventories	250,349	323,748
Deposits and prepaid expenses	49,547	8,304

Total Current Assets	520,086	490,605

Property, Plant and Equipment
Land	19,315	19,315
Refinery facilities	2,054,994	1,333,732
Other	42,880	37,010
Construction in progress	23,733	640,937

Total — at cost	2,140,922	2,030,994
Less accumulated depreciation	(245,936)	(184,497)

Property, Plant and Equipment — Net	1,894,986	1,846,497

Other Assets	40,353	34,962

Total Assets	$2,455,425	$2,372,064

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable
Members and affiliates	$116,873	$121,158
Trade	148,768	110,706
Other	74	12
Accrued liabilities	27,965	30,866
Taxes payable	1,278	1,090
Current maturities of long-term debt	39,500	30,000

Total Current Liabilities	334,458	293,832

Long-Term Debt	467,253	365,000

Other Liabilities	45,581	23,252

Members’ Equity
Members’ initial investment	1,343,429	1,343,429
Cumulative earnings	264,704	353,506
Accumulated other comprehensive income	—	(6,955)

Total Members’ Equity	1,608,133	1,689,980

Total Liabilities and Members’ Equity	$2,455,425	$2,372,064

See accompanying notes to financial statements.

HOVENSA L.L.C.

STATEMENT OF INCOME AND CUMULATIVE EARNINGS

For the Years Ended December 31,

(Thousands of Dollars)

	2002	2001	2000

Sales	$3,783,348	$4,208,658	$5,242,739

Cost of Sales
Product costs	3,453,026	3,654,980	4,636,468
Operating expenses	359,939	365,538	289,393
Depreciation	65,345	56,647	59,140

Total Cost of Sales	3,878,310	4,077,165	4,985,001

Margin	(94,962)	131,493	257,738

Other
Interest expense	(8,951)	—	(4,187)
Other income (expense)	15,111	(11,573)	(6,852)

Net Income (Loss)	$(88,802)	$119,920	$246,699

Cumulative Earnings
Opening balance	$353,506	$233,586	$(13,113)
Net income (loss) for the period	(88,802)	119,920	246,699

Closing balance	$264,704	$353,506	$233,586

See accompanying notes to the financial statements.

HOVENSA L.L.C.

STATEMENT OF CASH FLOWS

For the Years Ended December 31,

(Thousands of Dollars)

	2002	2001	2000

Cash Flows from Operating Activities
Net income (loss)	$(88,802)	$119,920	$246,699
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	65,345	56,647	59,140
(Increase) decrease in accounts receivable	(33,259)	90,743	(50,093)
(Increase) decrease in inventories	73,399	(25,039)	(42,912)
(Increase) decrease in prepaid expenses	(41,243)	436	(731)
(Increase) decrease in other assets	(5,391)	1,624	(9,492)
Increase (decrease) in accounts payable and accrued liabilities	37,893	(166,184)	140,773
Increase (decrease) in taxes payable	188	(89)	66
Increase (decrease) in other liabilities	22,329	1,012	(3,510)

Net cash provided by operating activities	30,459	79,070	339,940

Cash Flows from Investing Activities
Capital expenditures
Coker	(85,960)	(236,982)	(309,465)
All other	(27,874)	(70,748)	(16,683)
Net cash used in investing activities	(113,834)	(307,730)	(326,148)

Cash Flows from Financing Activities
Long-term borrowing	226,753	264,000	—
Repayment of long-term debt	(115,000)	—	(19,000)
Short-term borrowing	—	—	2,000
Repayment of short-term debt	—	(2,000)	—
Increase in restricted cash	(42,155)	(10,502)	—

Net cash provided by (used in) financing activities	69,598	251,498	(17,000)

Increase (Decrease) in Cash and Cash Equivalents	(13,777)	22,838	(3,208)
Cash and Cash Equivalents — Beginning of the Year	24,880	2,042	5,250

Cash and Cash Equivalents — End of the Year	$11,103	$24,880	$2,042

See accompanying notes to the financial statements.

HOVENSA L.L.C.

STATEMENT OF COMPREHENSIVE INCOME

For the Years Ended December 31,

(Thousands of Dollars)

	2002	2001	2000

Components of Comprehensive Income (Loss)
Net Income (loss)	$(88,802)	$119,920	$246,699
Unrealized gains (losses) on cash flow hedges	—	(4,045)	—
Reclassification of cash flow hedges to income	6,955	—	—
FAS 133 transition adjustment	—	(2,910)	—

Comprehensive Income (Loss)	$(81,847)	$112,965	$246,699

See accompanying notes to the financial statements.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars)

Note 1:     Basis of Financial Statements and Significant Accounting Policies

      Nature of Business: HOVENSA L.L.C. (Company) was formed as a joint venture between Petroleos de Venezuela, SA. (PDVSA) and Amerada Hess Corporation (AHC) to operate the Company’s refinery. The Company purchases crude oil from PDVSA, AHC and third parties. It manufactures and sells petroleum products primarily to PDVSA and AHC. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of income. Actual results could differ from those estimates. Estimates made by management include: inventory and other asset valuations, environmental obligations, depreciable lives and turnaround accruals.

      The Company is jointly owned by PDVSA V.I., Inc. (PDVSA V.I.), a subsidiary of PDVSA, and Hess Oil Virgin Islands Corp. (HOVIC), a subsidiary of AHC.

      A summary of all material transactions between the Company, its members and affiliates follows:

	2002	2001	2000

Sale of petroleum products:
AHC	$1,283,433	$1,499,540	$2,080,286
PDVSA	1,346,879	1,498,636	1,954,918
Purchases of crude oil and products:
AHC	78,582	109,598	97,858
PDVSA	2,046,769	1,619,781	1,926,486
Administrative service agreement fee paid to AHC	7,829	8,737	8,422
Marine revenues received from PDVSA and AHC	1,416	1,443	754
Freight expenses paid to AHC related to purchases from affiliates	4,881	6,457	5,426
Storage expenses paid to AHC	—	—	1,795

      The Company has a product sales agreement with AHC and Petroleum Marketing International (Petromar), a subsidiary of PDVSA. After any sales of refined products by HOVENSA to third parties, Petromar and AHC each must purchase 50% of HOVENSA’s gasoline, distillate, residual fuel and other products at market prices. The Company also has long-term crude oil supply agreements with Petromar, by which Petromar agrees to sell to HOVENSA a monthly average of 155,000 barrels per day of Mesa crude oil and 115,000 barrels per day of Merey crude oil. Because of civil unrest in Venezuela, PDVSA invoked force majeure under its crude oil supply agreements in December 2002 and curtailed delivery of crude oil. Consequently, the Company reduced its crude oil charge rate and began purchasing crude oil from other sources. In March 2003, the force majeure was lifted and crude oil supplies from PDVSA have returned to normal.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

      PDVSA and AHC each guarantee the payment of up to 50% of the value of the crude oil purchases from third parties. In addition, PDVSA and AHC have agreed to provide funding (50% each) to the extent that the Company does not have funds to meet its senior debt obligations due prior to completion of coker construction, as defined to include specified post-construction performance tests. After completion of the coker construction project, this amount decreases to $ 40,000 each, until completion of construction required to meet final low sulfur fuel regulations, after which the amount becomes $ 15,000 each.

      Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less when acquired.

      Restricted Cash: Restricted cash at December 31 was as follows:

	2002	2001

Funds reserved for construction of the Coker facilities	$—	$10,502
Debt service reserve fund	52,657	—

Total restricted cash	$52,657	$10,502

      Restricted Cash at December 31, 2001 related to funds associated with tax exempt financing. Use of these funds was limited to the construction of the Company’s delayed coking unit and related facilities only. These funds were used in 2002. In November 2002, the Company established a Debt Service Reserve Fund under the terms of its loan agreements. This fund represents 75% of the total estimated debt service for the next 12 month period.

      Inventories: Inventories of crude oil and refined products are valued at the lower of last-in, first-out (LIFO) cost or market. During 2002, a reduction of inventory quantities resulted in a liquidation of LIFO inventories carried at below market costs, which increased net income by approximately $ 30,900. At December 31, 2002, LIFO inventory cost was $178,803 lower than it would have been using the average cost method.

      Inventories of materials and supplies are valued at the lower of cost or market.

      Revenue Recognition: The Company recognizes revenues from the sale of petroleum products when title passes to the customer.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

      Depreciation: Depreciation of refinery facilities is determined principally on the units-of-production method based on estimated production volumes. Depreciation of all other equipment is determined on the straight-line method based on estimated useful lives.

      Maintenance and Repairs: The estimated cost of major maintenance (turnarounds) is accrued. Other expenditures for maintenance and repairs are charged against income as incurred. Renewals and improvements are treated as additions to property, plant and equipment, and items replaced are treated as retirements.

      Environmental Policy: The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the future costs are probable and reasonably estimable.

      Income Taxes: The Company is a limited liability company and, as a result, income taxes are the responsibility of the members.

      Interest Hedges: In 2001, under the terms of its bank credit agreement, the Company was required to use interest rate collars to reduce the effects of fluctuations in interest expense related to long-term debt. These derivatives were designated as hedges of future cash flow (cash flow hedges) and the gains or losses were recorded in other comprehensive income until the related transactions were expensed in 2002. The company’s obligation to maintain these hedges was completed in 2002.

Note 2:     Inventories as of December 31 were as follows:

	2002	2001

Crude oil	$148,540	$136,948
Refined and other finished products	224,496	185,619
Less: LIFO adjustment	(178,803)	(52,745)

	194,233	269,822
Materials and supplies	56,116	53,926

Total	$250,349	$323,748

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

Note 3: Other income and expense in the income statement included the following:

	2002	2001	2000

Settlement of business interruption claims	$23,100	$—	$—
Settlement of crude quality claims	13,400	—	—
Repairs related to 2002 FCC outage	(14,320)	—	—
Repairs related to 2001 fire damage	—	(9,000)	—
V.I. Gross Receipts tax & export fee	(4,626)	(5,303)	(5,734)
Other	(2,443)	2,730	(1,118)

Total other income (expense)	$15,111	$(11,573)	$(6,852)

Note 4: Insurance Proceeds: The Company recognized insurance proceeds in 2002 related to the settlement of two business interruption claims:

Settlement — 2001 fire at Platformer No. 4	$4,100
Partial settlement — 2002 outage at the FCC complex	19,000

Total Insurance settlements recognized	$23,100

      The cash related to the FCC settlement was received in the 1st quarter of 2003.

Note 5: Long-Term Debt

      Long-term debt at December 31 was as follows:

	2002	2001

Term loan facility with banks, weighted average rate of 4.77%	$350,000	$250,000
General purpose revolving credit facility with banks, weighted average rate of 4.49%	30,000	145,000
Tax-Exempt Revenue Bonds at a rate of 6.50%	126,753	—

	506,753	395,000
Less amount included in current maturities	(39,500)	(30,000)

	$467,253	$365,000

      The Company has a $ 546,000 credit agreement with banks. This agreement consists of a $ 396,000 term loan facility to finance the construction of a 58,000 barrel per day delayed coking unit and related facilities and to refinance outstanding amounts under a previous credit agreement. The term debt is scheduled to be repaid in semi-annual installments beginning December 2003 and will be fully amortized by June 2008. The agreement also includes a $ 150,000 general purposes revolving credit facility, due to be repaid by 2007. Borrowings under this agreement bear interest at a margin of 3.00% above the London Interbank Offered Rate (LIBOR). At completion of the Coker Project, this margin will increase by 0.25%. Although operational, completion of the Coker Project, as defined in the loan agreements, including post-construction performance testing, has not yet been achieved. Commitment fees of .375% per annum are payable on the unused portion of the facilities. The agreement is collateralized by the physical assets and certain material contracts of the Company.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

      In November 2002, the Company issued $ 126,753 of Senior Secured Tax-Exempt Revenue Bonds under the authority of the Government of the U.S. Virgin Islands and the Virgin Islands Public Finance Authority. The Bonds begin to amortize in 2014 and will be fully amortized by July 1, 2021.

      The debt agreements contain various restrictions and conditions with respect to incurrence of additional debt as well as cash distributions, with cash distributions prohibited until the completion of the Coker Project and restricted by means of cash flow coverage ratio covenants until completion of construction required to meet final low sulfur fuel regulations.

      In accordance with the debt agreements, long-term debt is scheduled to be repaid as follows:

Debt
Year	Repayment

2003	$39,500
2004	72,000
2005	47,250
2006	65,250
2007	76,500
Subsequent years	176,253

Totals	$476,753

      The general purpose revolving credit facility reduces by $ 50,000 at December 31 in each of the years 2005, 2006 and 2007.

      In 2002, the Company capitalized interest of $18,901 on the delayed coker unit ($21,232 in 2001). The interest paid (net of amounts capitalized) was $8,619 in 2002, $0 in 2001 and $3,232 in 2000.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

Note 6:     Pension plan

      The Company has a defined benefit pension plan for substantially all of its employees. The following table reconciles the pension benefit obligation and fair value of plan assets and shows the funded status:

	2002	2001

Reconciliation of pension benefit obligation
Benefit obligation at January 1	$9,858	$6,156
Service costs	3,293	2,879
Interest costs	756	473
Actuarial loss	1,889	393
Benefit payments	(75)	(43)

Pension benefit obligation at December 31	15,721	9,858

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	6,216	2,880
Actual return on plan assets	(781)	(191)
Employer contributions	2,936	3,570
Benefit payments	(75)	(43)

Fair value of plan assets at December 31	8,296	6,216
Funded status at December 31
Funded status	(7,425)	(3,642)
Unrecognized loss	4,904	1,663

Accrued pension liability	$(2,521)	$(1,979)

      Pension expense consisted of the following:

	2002	2001	2000

Service cost	$3,293	$2,879	$2,549
Interest cost	756	473	234
Expected return on plan assets	(709)	(411)	(113)
Recognized loss	136	53	—

Pension expense	$3,476	$2,994	$2,670

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

      The actuarial assumptions used by the Company’s pension plan at December 31 were as follows:

	2002	2001

Discount rate	6.8%	7.3%
Expected long-term rate of return on plan assets	9.0%*	9.0%
Rate of compensation increases	4.5%	4.5%

*	Reduced to 8.5% effective January 1, 2003.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

Note 7:     Interest Hedges

      On January 1, 2001, the Company adopted FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement required that the Company recognize all derivatives on the balance sheet at fair value and established criteria for using derivatives as hedges.

      The Company used interest rate collars to reduce the effects of fluctuations in interest expense related to long-term debt.

      The January 1, 2001 transition adjustment from adopting FAS No. 133 resulted from these hedges and was a cumulative decrease in accumulated other comprehensive income of $2,910. The accounting change also affected current liabilities. The adoption of FAS No. 133 did not affect net income or cumulative earnings.

      The interest rate collars and the hedged transactions matured in 2002. These interest rate collars were designated as hedges of expected future cash flows (cash flow hedges), and the losses were recorded in other comprehensive income until the hedged interest was recognized. At December 31, 2001, deferred losses from interest hedging were $6,955.

      The Company reclassified hedging gains and losses on interest rate collars from accumulated other comprehensive income to interest expense (portions of which were capitalized) over the period hedged. Hedging increased interest expense in 2001 by $3,415 (including $1,360 associated with the transition adjustment at the beginning of the year) and $6,955 in 2002. The ineffective portion of hedges is included in current earnings. The amount of hedge ineffectiveness was not material during the years ended December 31, 2002 and 2001.

Note 8:     Environmental Requirements

      In December 1999, the United States Environmental Protection Agency (EPA) adopted rules that phase in limitation on the sulfur content of gasoline beginning in 2004. In December 2000, the EPA adopted regulations to reduce substantially the allowable sulfur content of diesel fuel by 2006. The EPA and individual states are also considering restriction or a prohibition on the use of MTBE, a gasoline additive that the Company produces and uses to meet United States regulations requiring oxygenation of reformulated gasoline.

      The Company is reviewing options to determine the most cost effective compliance strategies for these new fuel regulations. The costs to comply will depend on a variety of factors, including the availability of suitable technology and contractors and whether the minimum oxygen content requirement for reformulated gasoline remains in place if MTBE is banned. Capital Expenditures necessary to comply with the low sulfur gasoline and diesel fuel requirements are estimated to be $450,000 over the next four years.

EXHIBIT INDEX

Exhibit
Number	Description

3(1)	–Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1988.
3(2)	–By-Laws of Registrant incorporated by reference to Exhibit 3 of Form 10-Q of Registrant for the three months ended June 30, 2002.
4(1)
 –Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended June 30, 2000.

4(2)
 –Third Amended and Restated Credit Agreement (“Facility B”) dated as of January 23, 2001 among Amerada Hess Corporation, the lenders party thereto and JP Morgan Chase Bank (formerly, The Chase Manhattan Bank, N.A.), as Administrative Agent, incorporated by reference to Exhibit 4(2) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.

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

10(6)*	–Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.
10(7)*	–Amerada Hess Corporation Savings and Stock Bonus Plan.
10(8)*	–Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees.
10(9)*	–Amerada Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
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

Exhibit
Number	Description

10(14)*
 –Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John A. Gartman incorporated by reference to Exhibit 10(14) of Form 10-K of Registrant for the fiscal year ended December 31, 2001. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(13)).

10(15)*
 –Letter Agreement dated March 18, 2002 between Registrant and John J. O’Connor relating to Mr. O’Connor’s participation in the Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(15) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.

10(16)*
 –Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.

10(17)*	–Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(18)*	–Letter Agreement dated May 17, 2001 between Registrant and J.P. Rielly relating to Mr. Rielly’s participation in the Amerada Hess Corporation Pension Restoration Plan.
10(19)
 –Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.

10(20)	–Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
13	–2002 Annual Report to Stockholders of Registrant.
21	–Subsidiaries of Registrant.
23
 –Consent of Ernst & Young LLP, Independent Auditors, dated March 26, 2003, to the incorporation by reference in Registrant’s Registration Statements on Form S-8 (Nos. 333-94851, 333-43569, 333-43571 and 33-65115), of its report relating to Registrant’s financial statements, which consent appears on page F-2 herein.

99(1)	–Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(2)	–Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits relate to executive compensation plans and arrangements.