Form 10-Q
period 2003-03-31
AMERADA HESS CORP
filed 2003-05-14
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    [X]    No   [  ]

At March 31, 2003, 89,928,430 shares of Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended March 31
(in millions, except per share data)

	2003	2002(*)

REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$4,297	$2,958
Non-operating income
Gain on asset sales	47	41
Equity in income (loss) of HOVENSA L.L.C.	50	(26)
Other	13	21

Total revenues and non-operating income	4,407	2,994

COSTS AND EXPENSES
Cost of products sold	3,055	1,923
Production expenses	205	173
Marketing expenses	170	160
Exploration expenses, including dry holes and lease impairment	108	54
Other operating expenses	51	42
General and administrative expenses	78	63
Interest expense	74	66
Depreciation, depletion and amortization	295	283

Total costs and expenses	4,036	2,764

Income from continuing operations before income taxes	371	230
Provision for income taxes	155	102

Income from continuing operations	216	128
Income (loss) from discontinued operations	(47)	13
Cumulative effect of change in accounting principle	7	—

NET INCOME	$176	$141

BASIC EARNINGS PER SHARE
Continuing operations	$2.43	$1.45
Net income	1.98	1.60
DILUTED EARNINGS PER SHARE
Continuing operations	$2.43	$1.44
Net income	1.98	1.58
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	89.1	88.8
COMMON STOCK DIVIDENDS PER SHARE	$.30	$.30

(*) Reclassified to conform with current period presentation.

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

	March 31,	December 31,
	2003	2002

A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$196	$197
Accounts receivable	2,316	1,972
Inventories	351	492
Other current assets	105	95

Total current assets	2,968	2,756

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	893	842
Other	292	780

Total investments and advances	1,185	1,622

PROPERTY, PLANT AND EQUIPMENT
Total - at cost	16,924	16,149
Less reserves for depreciation, depletion, amortization and lease impairment	8,991	9,117

Property, plant and equipment - net	7,933	7,032

NOTES RECEIVABLE	332	363

GOODWILL	977	977

DEFERRED INCOME TAXES AND OTHER ASSETS	568	512

TOTAL ASSETS	$13,963	$13,262

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
CURRENT LIABILITIES
Accounts payable - trade	$1,719	$1,401
Accrued liabilities	708	830
Taxes payable	344	306
Notes payable	—	2
Current maturities of long-term debt	15	14

Total current liabilities	2,786	2,553

LONG-TERM DEBT	4,834	4,976

DEFERRED LIABILITIES AND CREDITS
Deferred income taxes	965	1,044
Asset retirement obligations	521	—
Other	471	440

Total deferred liabilities and credits	1,957	1,484

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized 3% cumulative convertible series Authorized - 330 shares Issued - 327 shares ($16 million liquidation preference)	—	—
Common stock, par value $1.00 Authorized - 200,000 shares Issued - 89,928 shares at March 31, 2003; 89,193 shares at December 31, 2002	90	89
Capital in excess of par value	965	932
Deferred compensation	(34)	—
Retained earnings	3,631	3,482
Accumulated other comprehensive loss	(266)	(254)

Total stockholders’ equity	4,386	4,249

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,963	$13,262

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
Three months ended March 31
(in millions)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$176	$141
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	295	283
Exploratory dry hole costs	42	16
Lease impairment	15	11
Gain on asset sales	(47)	(41)
Provision (benefit) for deferred income taxes	45	(2)
Undistributed earnings of affiliates	(49)	26
Non-cash effect of discontinued operations	58	19
Changes in operating assets and liabilities	(47)	(42)

Net cash provided by operating activities	488	411

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(341)	(445)
Payment received on note	30	24
Proceeds from asset sales and other	(2)	222

Net cash used in investing activities	(313)	(199)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of 90 days or less - decrease	(1)	(441)
Debt with maturities of greater than 90 days
Borrowings	—	602
Repayments	(121)	(308)
Cash dividends paid	(54)	(53)
Stock options exercised	—	12

Net cash used in financing activities	(176)	(188)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	24
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	197	37

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196	$61

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	-	The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at March 31, 2003 and December 31, 2002, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2003 and 2002. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 2002 Annual Report to Stockholders, which have been incorporated by reference in the Corporation’s Form 10-K for the year ended December 31, 2002. Certain information in the financial statements and notes has been reclassified to conform with current period presentation.

Note 2	-	Inventories consist of the following (in millions):

	At	At
	March 31,	December 31,
	2003	2002

Crude oil and other charge stocks	$135	$99
Refined and other finished products	382	497
Less: LIFO adjustment	(318)	(261)

	199	335
Materials and supplies	152	157

Total inventories	$351	$492

Note 3	-	The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized financial information for HOVENSA follows (in millions):

	At	At
	March 31,	December 31,
	2003	2002

Summarized balance sheet
Current assets	$679	$520
Net fixed assets	1,880	1,895
Other assets	39	40
Current liabilities	(401)	(335)
Long-term debt	(437)	(467)
Deferred liabilities and credits	(50)	(45)

Partners’ equity	$1,710	$1,608

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months
	ended March 31

	2003	2002

Summarized income statement
Total revenues	$1,392	$779
Costs and expenses	1,290	831

Net income (loss)	$102	$(52)

Amerada Hess Corporation’s share	$50	$(26)

Note 4	-	During the three-month period ended March 31, 2003, the Corporation capitalized interest of $13 million on major development projects ($25 million during the corresponding period of 2002).

Note 5	-	The provision for income taxes consisted of the following (in millions):

	Three months
	ended March 31

	2003	2002

Current	$129	$103
Deferred	26	(1)

Total	$155	$102

Note 6	-	Foreign currency gains or losses, after income tax effect, amounted to a loss of $2 million in the quarter ended March 31, 2003 and a gain of $1 million in the quarter ended March 31, 2002.

Note 7	-	The Corporation uses the intrinsic value method to account for employee stock options. Because the exercise prices of employee stock options equal or exceed the market price of the stock on the date of grant, the Corporation does not recognize compensation expense. The Corporation records compensation expense for nonvested common stock awards ratably over the vesting period, which is generally five years.

The Corporation uses the Black-Scholes model to estimate the fair value of employee stock options for pro forma disclosure. Using the fair value method, stock option expense would be recognized over the one year vesting period. The following pro forma financial information presents the effect on net income and earnings per share as if the Corporation used the fair value method for stock options granted during the previous year (in millions, except per share data):

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months
	ended March 31

	2003	2002

Net income	$176	$141
Add nonvested common stock compensation expense included in net income, net of taxes	2	2
Less total stock-based employee compensation expense (nonvested common stock and stock option expense determined using the fair value method), net of taxes	(2)	(6)

Pro forma net income	$176	$137

Net income per share as reported
Basic	$1.98	$1.60

Diluted	$1.98	$1.58

Pro forma net income per share
Basic	$1.98	$1.55

Diluted	$1.98	$1.54

Note 8	-	The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months
	ended March 31

	2003	2002

Common shares - basic	88,614	87,840
Effect of dilutive securities (equivalent shares)
Nonvested common stock	221	460
Stock options	25	262
Convertible preferred stock	205	205

Common shares - diluted	89,065	88,767

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share are as follows:

	Three months
	ended March 31

	2003	2002

Basic
Continuing operations	$2.43	$1.45
Discontinued operations	(0.53)	0.15
Cumulative effect of change in accounting principle	0.08	—

Net income	$1.98	$1.60

Diluted
Continuing operations	$2.43	$1.44
Discontinued operations	(0.53)	0.14
Cumulative effect of change in accounting principle	0.08	—

Net income	$1.98	$1.58

Note 9	-	Comprehensive income (loss) was as follows (in millions):

	Three months
	ended March 31

	2003	2002

Net income	$176	$141
Net change in hedging activities	(8)	(243)
Change in foreign currency translation adjustment	(4)	10

Comprehensive income (loss)	$164	$(92)

The Corporation reclassifies hedging gains and losses included in other comprehensive income to earnings at the time the hedged transactions are recognized. Hedging reduced exploration and production results by $102 million ($164 million before income taxes) in the first quarter of 2003. Hedging increased exploration and production results by $67 million ($102 million before income taxes) for the corresponding period of 2002.

At March 31, 2003, the after-tax deferred loss from crude oil and natural gas contracts used as exploration and production cash flow hedges, expiring through 2004, was approximately $108 million ($69 million of unrealized losses and $39 million of realized losses).

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10	-	The Corporation’s results by operating segment were as follows (in millions):

	Three months
	ended March 31

	2003	2002

Operating revenues
Exploration and production(*)	$894	$1,200
Refining and marketing	3,548	1,886

Total	$4,442	$3,086

Net income (loss)
Exploration and production	$107	$227
Refining and marketing	136	(22)
Corporate, including interest	(67)	(64)

Total	$176	$141

(*)	Includes transfers to affiliates of $145 million during the three-months ended March 31, 2003, compared to $128 million for the corresponding period of 2002.

Identifiable assets by operating segment were as follows (in millions):

	At	At
	March 31,	December 31,
	2003	2002

Identifiable assets
Exploration and production	$8,944	$8,392
Refining and marketing	4,323	4,218
Corporate	696	652

Total	$13,963	$13,262

The Corporation has two operating segments, exploration and production, and refining and marketing. Management has determined that these are its operating segments because, in accordance with FAS No. 131, these are the segments of the Corporation (i) that engage in business activities from which revenues are earned and expenses are incurred, (ii) whose operating results are regularly reviewed by the Corporation’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance and (iii) for which discrete financial information is available. Mr. John B. Hess, Chairman of the Board and Chief Executive Officer of the Corporation, is the chief operating decision maker (“CODM”) as defined in FAS No. 131, because he is responsible for performing the functions within the Corporation of allocating resources to and assessing the performance of the Corporation’s operating segments. Mr. Hess utilizes only the operating results of each segment as a whole to make decisions about resources to be allocated to each segment and assess the segment performance. The CODM manages each segment

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

globally and does not regularly review the operating results of any component (e.g., geographic area) or asset within each segment or any information by geographical location, oil and gas property or project, subsidiary or division, to make decisions about resources to be allocated or to assess performance. While the CODM does review and approve initial corporate funding for a new project using information about the project, he does not review subsequent operating results by project after the initial funding. Each operating segment has one manager. The segment managers are responsible for allocating resources within the segments, reviewing financial results of components within the segments, and assessing the performance of the components. The CODM evaluates the performance of the segment managers based on performance metrics related to each manager’s operating segment as a whole. The Board of Directors of the Corporation does not receive more detailed information than that used by the CODM to operate and manage the Corporation.

Note 11	-	In February 2003, the Corporation exchanged its crude oil producing properties in Colombia (acquired in 2001 as part of the Triton acquisition), plus $10 million in cash, for an additional 25% interest in natural gas reserves in the joint development area of Malaysia and Thailand. The exchange resulted in a net charge to income of $47 million, after-tax, which the Corporation reported as a loss from discontinued operations. This charge includes a reduction of $43 million in book value of the assets exchanged to fair value and losses on existing hedges of $17 million, partially offset by operating income of $13 million in the first quarter of 2003. Income from discontinued operations was $13 million in the first quarter of 2002. Revenues were $36 million in the first quarter of 2003 and $64 million for the same period of the prior year. At the time of the exchange, the net book value of fixed assets in Colombia was $670 million and the related deferred income tax liability was $142 million. These assets were included in the exploration and production segment.

In this transaction, the Corporation acquired the 50% interest in a corporate joint venture that it did not previously own. Prior to the exchange, the Corporation accounted for its 50% interest in the corporate joint venture using the equity method. As a result of the exchange, the joint venture became a wholly owned subsidiary. Consequently, the Corporation has consolidated this subsidiary, which holds a 50% interest in a production sharing contract with natural gas reserves in the joint development area of Malaysia and Thailand.

In the second quarter of 2003, the Corporation completed the sale of its 30% interest in the Jabung production sharing contract. At March 31, 2003, the net book value of the fixed assets sold was approximately $67 million and the related deferred income tax liability was approximately $15 million. The Corporation is also considering the sale of certain other oil and gas producing assets. At March 31, 2003, the net book value of these assets was approximately $225 million and the related dismantlement liabilities were approximately $128 million.

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12	-	On January 1, 2003, the Corporation changed its method of accounting for asset retirement obligations as required by FAS No. 143, Accounting for Asset Retirement Obligations. Previously, the Corporation had accrued the estimated costs of dismantlement, restoration and abandonment, less estimated salvage values, of offshore oil and gas production platforms and pipelines using the units-of-production method. This cost was reported as a component of depreciation expense and accumulated depreciation. Using the new accounting method required by FAS No. 143, the Corporation now recognizes asset retirement obligations, when legally required, for oil and gas production facilities and pipelines in the period in which they are incurred based on the estimated fair value. The Corporation capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived asset.

The cumulative effect of this change on prior years resulted in a credit to income of $7 million (net of income taxes of $18 million) or $0.08 per share, basic and diluted. The cumulative effect is included in income for the quarter ended March 31, 2003. The effect of the change on the quarter ended March 31, 2003 was to increase income before the cumulative effect of the accounting change by $3 million, after-tax ($0.03 per share diluted). Pro forma net income and pro forma net income per share assuming the accounting change is applied retroactively to January 1, 2002 (rather than January 1, 2003) are presented below (in millions, except per share data):

	Three months
	ended March 31

	2003	2002

Pro forma income from continuing operations	$216	$127
Pro forma income from continuing operations per common share
Basic	$2.43	$1.43
Diluted	$2.43	$1.42
Pro forma net income	$169	$140
Pro forma net income per common share
Basic	$1.90	$1.58
Diluted	$1.90	$1.56

The following table describes changes to the Corporation’s asset retirement obligations (in millions):

Asset retirement obligations at January 1, 2003	$556
Liabilities settled or disposed of	(41)
Accretion expense	7
Foreign currency translation	(1)

Asset retirement obligations at March 31, 2003	$521

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If FAS No. 143 was applied at January 1, 2002 (rather than at January 1, 2003), the pro forma liability for asset retirement obligations at that date would have been $537 million.

The Corporation has adopted Emerging Issues Task Force abstract 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. In accordance with EITF 02-3, the Corporation began accounting for trading inventory purchased after October 25, 2002 at the lower of cost or market. Inventory purchased prior to this date was marked-to-market and reflected in income currently. Beginning January 1, 2003, the Corporation accounted for all trading inventory at the lower of cost or market. This accounting change did not have a material effect on the Corporation’s income or financial position.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net income for the first quarter of 2003 was $176 million compared with income of $141 million in the first quarter of 2002. Income from continuing operations amounted to $216 million and $128 million in the first quarters of 2003 and 2002, respectively. The after-tax results by major operating activity for the three months ended March 31, 2003 and 2002 were as follows (in millions, except per share amounts):

	Three months ended
	March 31 (unaudited)

	2003	2002(*)

Exploration and production	$146	$210
Refining and marketing	136	(22)
Corporate	(20)	(15)
Interest expense	(46)	(45)

Income from continuing operations	216	128
Discontinued operations	(47)	13
Income from cumulative effect of accounting change	7	—

Net income	$176	$141

Income per share from continuing operations (diluted)	$2.43	$1.44

Net income per share (diluted)	$1.98	$1.58

(*) Reclassified to conform with current period presentation.

Exploration and Production

First quarter 2003 earnings decreased by $64 million from the first quarter of 2002, principally reflecting lower sales volumes and higher exploration expenses, partially offset by increased crude oil and natural gas selling prices. Exploration and production earnings include after-tax gains from asset sales of $31 million and $28 million in the first quarters of 2003 and 2002, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

The Corporation’s average selling prices, including the effects of hedging, were as follows:

	Three months
	ended March 31

	2003	2002

Crude oil (per barrel)
United States	$25.28	$21.51
Foreign	25.63	23.35
Natural gas liquids (per barrel)
United States	$26.81	$12.90
Foreign	27.12	16.36
Natural gas (per Mcf)
United States	$4.89	$3.43
Foreign	3.04	2.37

The Corporation’s net daily worldwide production was as follows (in thousands):

	Three months
	ended March 31

	2003	2002

Crude oil (barrels per day)
United States	50	59
United Kingdom	102	112
Equatorial Guinea	25	30
Denmark	25	23
Norway	24	23
Algeria	20	12
Gabon	11	9
Indonesia	4	6
Azerbaijan	2	4
Colombia (*)	12	24

Total	275	302

Natural gas liquids (barrels per day)
United States	11	13
Foreign	9	9

Total	20	22

Natural gas (Mcf per day)
United States	317	394
United Kingdom	321	326
Denmark	34	42
Norway	26	23
Indonesia and Thailand	56	28

Total	754	813

Barrels of oil equivalent (barrels per day)(**)	421	460

(*)  Reflected as a discontinued operation in the financial statements.

(**)  Reflects natural gas production converted on the basis of relative energy content (six Mcf equals one barrel).

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

The Corporation’s oil and gas production, on a barrel-of-oil equivalent basis, decreased by 8% in the first quarter of 2003 compared with the corresponding period of 2002. Crude oil and natural gas production in the United States was lower, primarily due to natural decline. United Kingdom crude oil production was also lower, largely reflecting temporary production interruptions. Production from the Ceiba field in Equatorial Guinea averaged 25,000 barrels per day in the first quarter, a decrease from 30,000 barrels per day in the first quarter of 2002, due to reservoir management. In February, the Corporation exchanged its producing fields in Colombia for an increased interest in the joint development area of Malaysia and Thailand, which is not yet producing.

Production expenses increased in the first quarter of 2003 compared with 2002, reflecting higher per barrel costs, including workovers. Depreciation, depletion and amortization charges were higher in the first quarter of 2003 principally in the United Kingdom and Algeria. General and administrative expenses relating to exploration and production activities were higher reflecting increased employee benefit costs including pension expense and one-time charges relating to the consolidation of the Houston and Dallas offices. Exploration expenses increased to $108 million in the first quarter of 2003 from $54 million in 2002. Drilling costs of the Devil’s Island prospect of $25 million, which were capitalized approximately one year ago and for which there are as yet no current development plans, were included in exploration expense in 2003.

The effective income tax rate on exploration and production earnings in the first quarter of 2003 was 53%. This rate is higher than the full year 2002 rate of 41%, in part due to the absence of Colombian operations, which are classified as discontinued operations and had a lower effective rate than the average for the year of 2002. In addition, the first quarter of 2003 includes Corporation Tax in the United Kingdom at a higher 40% rate. A 10% increase in this tax became effective in April 2002. We anticipate that the full year 2003 effective income tax rate will be comparable to the first quarter rate.

The Corporation’s future exploration and production earnings may be impacted by volatility in the selling prices of crude oil and natural gas, reserve and production changes and changes in tax rates.

Refining and Marketing

Refining and marketing activities had income of $136 million in the first quarter of 2003 compared with a loss of $22 million in the corresponding period of 2002.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

HOVENSA

The Corporation’s share of HOVENSA’s income was $50 million in the first quarter of 2003 compared with a loss of $26 million in the first quarter of 2002. The increase was due to higher refining margins reflecting colder weather and low industry inventories. Income taxes on the Corporation’s share of HOVENSA’s results are not recorded due to available loss carryforwards.

The Corporation’s share of HOVENSA’s crude runs amounted to 198,000 barrels per day in the first three months of 2003 compared with 196,000 barrels per day in the first three months of 2002. HOVENSA is currently receiving contract quantities of crude oil from PDVSA after political disturbances in Venezuela earlier in the year interrupted crude oil deliveries.

Refining and marketing earnings also included interest income of $8 million in the first quarter of 2003 and $9 million in the first quarter of 2002 on the note received from PDVSA V.I. in connection with the formation of the joint venture.

Retail, energy marketing and other

Results from retail gasoline operations were profitable in the first quarter of 2003, compared to a loss in the corresponding period of 2002, reflecting higher margins at gasoline stations. Earnings from energy marketing activities were significantly higher in the first quarter of 2003 compared with 2002, reflecting higher sales volumes and margins from the colder winter. Results of the Port Reading refining facility were approximately breakeven in the first quarter of both 2003 and 2002.

Total refined product sales volumes increased by 5 million barrels to 42 million barrels in the first three months of 2003 compared with the same period of 2002. The increase was largely due to higher demand for distillates and residual fuel oils.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions in addition to its hedging program. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to $18 million in the first quarter of 2003 compared with breakeven results in the first quarter of 2002.

Refining and marketing earnings will likely continue to be volatile reflecting competitive industry conditions and supply and demand factors, including the effects of weather.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

Corporate

Net corporate expenses were $20 million in the first quarter of 2003, compared with $15 million in the same period of 2002. Corporate expenses increased because of higher professional fees and a loss on the repurchase of publicly held bonds.

Interest

After-tax interest amounted to $46 million in the first quarter of 2003 compared with $45 million in the first quarter of 2002. Interest incurred in the first quarter of 2003 is lower than in the first quarter of 2002, due to debt reduction, however, less interest has been capitalized in the first quarter of 2003. Pre-tax capitalized interest amounted to $13 million in the first three months of 2003 compared with $25 million in the corresponding period of 2002.

Discontinued Operations

In the first quarter of 2003, the Corporation exchanged its crude oil producing properties in Colombia, plus $10 million in cash, for an additional 25% interest in Block A-18 in the joint development area of Malaysia and Thailand. The exchange resulted in a charge to income of $47 million, after-tax, which the Corporation reported as a loss from discontinued operations. The loss on this exchange includes an adjustment to fair value of the book value of the Colombian assets. The adjustment to fair value was a non-cash charge of $43 million, resulting primarily from a revision in crude oil reserves. The loss also includes $17 million from the recognition in earnings of the value of related hedge contracts at the time of the exchange. These items were partially offset by first quarter earnings in Colombia, prior to the exchange, of $13 million.

Change in Accounting Principle

The Corporation adopted FAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. A net after-tax gain of $7 million resulting from the cumulative effect of this accounting change was recorded in the first quarter. At the date of adoption, a liability of $556 million representing the present value of the Corporation’s required dismantlement obligations was recorded on the balance sheet. In addition, a dismantlement asset of $311 million was recorded, as well as accumulated depreciation of $203 million. For the full year of 2003, the depreciation of the dismantlement asset, plus accretion of the dismantlement liability, will be approximately $50 million, a decrease of 17% from the dismantlement expense under the previous accounting policy.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

Consolidated Operating Revenues

Sales and other operating revenues increased by 45% to $4,297 million in the first quarter of 2003, compared with the corresponding period of 2002. The increase reflects higher selling prices of crude oil, natural gas and refined products and increased sales volumes of refined products and purchased natural gas.

Liquidity and Capital Resources

Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $488 million in the first quarter of 2003 compared with $411 million in the first quarter of 2002. The increase is due to improved operating results. Changes in working capital accounts, principally receivables and payables, reduced net cash provided by operating activities by $47 million and $42 million in the first quarter of 2003 and 2002, respectively. Excluding these changes, cash flow from operations was $535 million in the first quarter of 2003 and $453 million in the first quarter of 2002. Management believes that cash flow from operations is a more predictable measure of its liquidity for financial management purposes.

In February 2003, the Corporation exchanged its crude oil producing properties in Colombia (acquired in 2001 as part of the Triton acquisition), plus $10 million in cash, for an additional 25% interest in natural gas reserves in the joint development area of Malaysia and Thailand (JDA). Production from Colombia at the date of exchange was approximately 19,000 barrels per day. The JDA production facilities are complete, but production will not commence until the construction of a natural gas pipeline and gas plant is completed by the purchasers of the gas. It is anticipated that production will begin in 2005. Assuming quarter-end prices, this exchange of assets will reduce the Corporation’s estimated 2003 cash flow after capital expenditures by approximately $35 million. This change in cash flow after related capital expenditures will not impact the Corporation’s ability to make required debt repayments and will not create the need for additional financing.

In the second quarter of 2003, the Corporation completed the sale of its 30% interest in the Jabung natural gas development in Indonesia. Proceeds from this sale were approximately $142 million, including working capital. This amount excludes $22 million of deferred payments due to the Corporation if certain milestones are met on an associated downstream liquified petroleum gas and light naphtha project. The Corporation’s share of production from these fields was 4,000 barrels of oil equivalent per day. The sale will increase cash flow available for financial management purposes, including debt reduction in 2003 and will not have a material negative impact on cash flow in the future.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

The Corporation has several other non-strategic assets that are being considered for sale. These assets are certain Gulf of Mexico shelf properties and several small United Kingdom fields. The current production from these other oil and gas properties is approximately 20,000 barrels of oil equivalent per day. It is also considering the sale of a shipping asset.

The Corporation presently estimates using current prices that its 2003 operating cash flow, excluding changes in working capital and proceeds from the asset sales, will be approximately 25% below the 2002 level, due to production declines and the asset sales and exchanges described above. The proceeds from asset sales will increase cash available for financial management purposes, including debt reduction in 2003 and assuming current prices will reduce available cash flow in the future.

Total debt was $4,849 million at March 31, 2003 compared with $4,992 million at December 31, 2002. The Corporation’s debt to capitalization ratio was 52.5% at March 31, 2003 compared with 54.0% at December 31, 2002.

Loan agreement covenants allow the Corporation to borrow an additional $2.4 billion for the construction or acquisition of assets at March 31, 2003. The amount that can be borrowed under the loan agreements for the payment of dividends is $902 million. At March 31, 2003, the Corporation has $1.5 billion of additional borrowing capacity available under its revolving credit agreement and has additional unused lines of credit for $206 million under uncommitted arrangements with banks.

The Corporation has lease financings, a portion of which are leveraged lease financings not included in its balance sheet, primarily related to retail gasoline stations. The net present value of the financings is $448 million at March 31, 2003, using interest rates inherent in the leases. The Corporation’s March 31 debt to capitalization ratio would increase from 52.5% to 54.7% if the lease financings were included.

While the Corporation continues to maintain investment grade credit ratings, two rating agencies have reduced their ratings of the Corporation’s debt since March 31. The rating change did not result in the termination or reduction of any of the Corporation’s debt or leasing capacity, nor were principal or interest payments accelerated. The Corporation’s commercial paper ratings have also been reduced, which will restrict its ability to access the commercial paper market. However, it has $1.5 billion in unused revolving credit capacity available. Certain contracts with hedging and trading counterparties required additional cash margin or collateral of approximately $50 million as a result of the downgrade. Assuming current conditions, the Corporation estimates the change in credit ratings will increase financing costs associated with outstanding debt and the cost of letters of credit by approximately $1.1 million annually.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

If the Corporation’s credit rating were to be reduced below investment grade, the Corporation may be required to provide additional security under a lease with remaining payments of $48 million and to comply with more stringent financial covenants contained in debt instruments assumed in the Triton acquisition, unless it elects to defease these obligations. The Corporation would have been in compliance with such covenants as of the balance sheet date. In addition, the amount of cash margin or collateral required under contracts with hedging and trading counterparties at April 30, 2003 would increase to $97 million.

The Corporation guarantees the payment of up to 50% of the value of HOVENSA’s crude oil purchases from suppliers other than PDVSA. This amount fluctuates based on the volume of crude oil purchased and the related crude oil prices. At March 31, 2003, this amount was $ 193 million. This amount is not representative of the normal contingent obligation because reduced crude oil shipments from Venezuela earlier in the quarter caused HOVENSA to purchase additional crude oil from other parties. Generally this contingent obligation is approximately $100 million.

In addition, the Corporation has agreed to provide funding, in proportion to its 50% interest, to the extent HOVENSA does not have funds to meet its senior debt obligations due prior to the completion of coker construction, as defined. At March 31, 2003, the Corporation’s pro-rata share of HOVENSA’s senior debt was $109 million after deducting HOVENSA funds available for debt service. After completion of the coker construction project, this pro-rata share becomes $40 million until completion of construction required to meet final low sulfur fuel regulations, after which the amount reduces to $15 million.

In connection with the sale of six vessels in 2002, the Corporation agreed to support the buyer’s charter rate on these vessels for up to five years. The support agreement requires that, if the actual contracted rate for the charter of a vessel is less than the stipulated support rate in the agreement, the Corporation pay to the buyer the difference between the contracted rate and the stipulated rate. At January 1, 2003, the charter support reserve was $48 million. During the first quarter of 2003, the Corporation paid $1 million of charter support, reducing the reserve to $47 million. In addition, the Corporation had a severance reserve of approximately $8 million at the beginning of the year, which was reduced by cash payments to $2 million at March 31.

Capital expenditures in the first quarter of 2003 were $341 million of which $321 million related to exploration and production activities. Capital expenditures in the first quarter of 2002 were $445 million, including $427 million for exploration and production. Capital expenditures for the remainder of 2003 are estimated to be $1,175 million.

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosure

In the normal course of business, the Corporation is exposed to commodity risks related to changes in the price of crude oil, natural gas, refined products and electricity. In the disclosures that follow, these operations are referred to as non-trading activities. The Corporation also has trading operations, principally through a 50% voting interest in a trading partnership. These activities are also exposed to commodity risks principally related to the prices of crude oil, natural gas and refined products.

Instruments: The Corporation uses forward commodity contracts, foreign exchange forward contracts, futures, swaps and options in the Corporation’s non-trading and trading activities. These contracts are widely traded instruments with standardized terms.

Quantitative Measures: The Corporation uses value-at-risk to monitor and control commodity risk within its trading and non-trading activities. The value-at-risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. The potential change in fair value based on commodity price risk is presented in the non-trading and trading sections below.

Non-Trading: The Corporation’s non-trading activities include hedging of crude oil and natural gas production. Futures and swaps are used to fix the selling prices of a portion of the Corporation’s future production and the related gains or losses are an integral part of the Corporation’s selling prices. As of March 31, the Corporation has open hedge positions equal to 75% of its estimated 2003 worldwide crude oil production for the period April 1, 2003 to December 31, 2003 and 50% of its estimated 2004 worldwide crude oil production. The average price for West Texas Intermediate (WTI) related open hedge positions is $24.60 in 2003 and $24.30 in 2004. The average price for Brent related open hedge positions is $23.80 in 2003 and $23.25 in 2004. Approximately 20% of the Corporation’s hedges are WTI related and the remainder are Brent. The Corporation also has hedged 20% of its 2003 United States natural gas production for the period from April 1, 2003 to December 31, 2003 at an average price of $4.40 per Mcf. As market conditions change, the Corporation may adjust its hedge positions.

The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures and swaps to fix the purchase prices of commodities to be sold under fixed-price sales contracts.

The Corporation estimates that at March 31, 2003, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $47 million ($50 million at December 31, 2002). The results may vary from time to time as hedge levels change.

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosure (Continued)

Trading: The trading partnership in which the Corporation has a 50% voting interest trades energy commodities and derivatives. The accounts of the partnership are consolidated with those of the Corporation. The Corporation also takes trading positions for its own account. These strategies include proprietary position management and trading to enhance the potential return on assets. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.

In trading activities, the Corporation is exposed to changes in crude oil, natural gas and refined product prices, primarily in North America and Europe. Trading positions include futures, swaps and options. In some cases, physical purchase and sale contracts are used as trading instruments and are included in the trading results.

Derivative trading transactions are marked-to-market and are reflected in income currently. Total net realized losses, before income taxes, for the quarter ended March 31, 2003 amounted to $36 million and net unrealized gains were $120 million. The following table provides an assessment of the factors affecting the changes in fair value of trading activities in the first quarter of 2003 and represents 100% of the trading partnership and other trading activities (in millions):

Fair value of contracts outstanding at January 1, 2003	$36
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31, 2003	35
Reversal of fair value for contracts closed during the period	11
Fair value of contracts entered into during the period	74

Fair value of contracts outstanding at March 31, 2003	$156

The Corporation uses observable market values for determining the fair value of its trading instruments. The majority of valuations are based on actively quoted market values. In cases where actively quoted prices are not available, other external sources or internal estimates are used. External sources incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. The Corporation’s risk management department compares valuations regularly to independent sources and models. The sources of fair value follow (in millions):

	Total	2003	2004

Prices actively quoted	$143	$138	$5
Other external sources	13	13	—

Total	$156	$151	$5

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosure (Continued)

The Corporation estimates that at March 31, 2003, the value-at-risk for trading activities, including commodities, was $12 million ($6 million at December 31, 2002). The results may change from time to time as strategies change to capture potential market rate movements.

The following table summarizes the fair values of net receivables, including option premiums, relating to the Corporation’s trading activities and the credit rating of counterparties at March 31, 2003 (in millions):

Investment grade determined by outside sources	$299
Investment grade determined internally*	112
Less than investment grade	68
Not determined	11

Total	$490

* Based on information provided by counterparties and other available sources.

Other

The Corporation has recorded $977 million of goodwill in connection with the purchase of Triton. In accordance with FAS No. 142, goodwill is no longer amortized but must be tested for impairment annually. The impairment test is performed at the reporting unit level, which for the Corporation is the exploration and production operating segment.

As discussed in the Corporation’s 2002 Form 10-K, as part of its initiative to monitor the public filings of Fortune 500 companies, the Staff of the Division of Corporation Finance of the Securities and Exchange Commission reviewed and commented on the Corporation’s Form 10-K for the year ended December 31, 2001 and certain quarterly and current reports on Forms 10-Q and 8-K filed or furnished thereafter. The Staff has also issued several comments on the December 31, 2002 Form 10-K in a letter dated April 29, 2003. While most of the Staff’s comments have been resolved, the Staff has questioned whether components of the Corporation’s exploration and production business at the oil and gas field level should constitute reporting units for goodwill impairment testing. The Corporation and its independent auditors continue to believe that its overall exploration and production business is the reporting unit and that this determination conforms with the applicable accounting requirements; however, the Staff may disagree. If it was ultimately determined that the overall exploration and production business is not the reporting unit, goodwill would be allocated and tested for impairment at a lower reporting unit level, which could result in the Corporation recognizing an impairment of goodwill that it would not otherwise need to recognize.

PART I - FINANCIAL INFORMATION (CONT’D.)

Forward-Looking Information

Certain sections of Management’s Discussion and Analysis of Results of Operations and Financial Condition, including references to the Corporation’s future results of operations and financial position, liquidity and capital resources, capital expenditures, oil and gas production, debt repayment, hedging, and derivative disclosures, represent forward-looking information. Forward-looking disclosures are based on the Corporation’s current understanding and assessment of these activities and reasonable assumptions about the future. Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Market Risk Disclosure.”

Item 4.	Controls and Procedures

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d - 14(c)) as of March 31, 2003, John B. Hess, Chief Executive Officer, and John Y. Schreyer, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2003.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls after March 31, 2003.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2003 HOVENSA L.L.C., a 50% joint venture with Petroleos de Venezuela, S.A., received a notice of violation from the Virgin Islands Department of Planning and Natural Resources (“DPNR”), relating to certain alleged wastewater permit exceedances occurring in 2001 and 2002 at HOVENSA. The notice proposes a fine of $219,000 and requires corrective actions to address the alleged violations. HOVENSA is reviewing the notice and intends to engage in settlement discussions with DPNR to resolve this matter.

Item 6.	Exhibits and Reports on Form 8-K

	a.	Exhibits

		99(1) -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99(2) -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	b.	Reports on Form 8-K

During the three months ended March 31, 2003, Registrant filed or furnished the following reports on Form 8-K: (i) a filing on January 6, 2003 reporting under Item 5 the election of Ernst H. von Metzsch as a member of the Registrant’s Board of Directors; (ii) a report on January 30, 2003 furnishing under Item 9 the prepared remarks of the Chairman of the Board and two Executive Vice Presidents of Registrant at a public conference call held on that date, and (iii) a filing on March 6, 2003 reporting under Item 5 the retirement of three directors from membership on Registrant’s Board of Directors.

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003