Form 10-K
period 2003-12-31
AMERADA HESS CORP
filed 2004-03-12
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-1204

Amerada Hess Corporation

(Exact name of Registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)
13-4921002
(I.R.S. Employer Identification Number)

1185 AVENUE OF THE AMERICAS, NEW YORK, N.Y. (Address of principal executive offices)	10036 (Zip Code)

(Registrant’s telephone number, including area code, is (212) 997-8500)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered

Common Stock (par value $1.00)	New York Stock Exchange
7% Mandatory Convertible Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ✓  No
      The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $3,771,000,000 as of June 30, 2003.
      At January 31, 2004, 89,856,630 shares of Common Stock were outstanding.
      Certain items in Parts I and II incorporate information by reference from the 2003 Annual Report to Stockholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 5, 2004.

AMERADA HESS CORPORATION

Form 10-K

PART I

Item 1. Business

      Amerada Hess Corporation (the “Registrant”) is a Delaware corporation, incorporated in 1920. The Registrant and its subsidiaries (collectively referred to as the “Corporation”) explore for, produce, purchase, transport and sell crude oil and natural gas. These exploration and production activities take place in the United States, United Kingdom, Norway, Denmark, Equatorial Guinea, Algeria, Gabon, Indonesia, Thailand, Azerbaijan, Malaysia and other countries. The Corporation also manufactures, purchases, trades and markets refined petroleum and other energy products. The Corporation owns 50% of a refinery joint venture in the United States Virgin Islands, and another refining facility, terminals and retail gasoline stations located on the East Coast of the United States.

Exploration and Production

      At December 31, 2003, the Corporation had 646 million barrels of proved crude oil and natural gas liquids reserves compared with 782 million barrels at the end of 2002. Proved natural gas reserves were 2,332 million Mcf at December 31, 2003 compared with 2,477 million Mcf at December 31, 2002. These crude oil and natural gas reserves included the Corporation’s proportionate share of the reserves of equity investees in prior years. The decrease in proved reserves resulted from asset sales and production. Proved reserves at December 31, 2003 include 32% and 43%, respectively, of crude oil and natural gas held under production sharing contracts. Of the total proved reserves (on a barrel of oil equivalent basis), 18% are located in the United States, 42% are located in the United Kingdom, Norwegian and Danish sectors of the North Sea and the remainder are located in Algeria, Azerbaijan, Equatorial Guinea, Gabon, Indonesia, Thailand and Malaysia. On a barrel of oil equivalent basis, 32% of the Corporation’s December 31, 2003 worldwide proved reserves are undeveloped (33% in 2002).

      Worldwide crude oil and natural gas liquids production amounted to 259,000 barrels per day in 2003 compared with 325,000 barrels per day in 2002. Worldwide natural gas production was 683,000 Mcf per day in 2003 compared with 754,000 Mcf per day in 2002. The Corporation presently estimates that its 2004 barrel of oil equivalent production will be approximately 13% less than 2003. The Corporation is developing a number of oil and gas fields and also has an inventory of domestic and foreign drillable prospects.

      United States.  Amerada Hess Corporation operates mainly offshore in the Gulf of Mexico and onshore in Texas, Louisiana and North Dakota. During 2003, 21% of the Corporation’s crude oil and natural gas liquids production and 37% of its natural gas production were from United States operations.

      The table below sets forth the Corporation’s average daily net production by area in the United States:

	2003	2002

Crude Oil, Including Condensate and Natural Gas Liquids (thousands of barrels per day)
Gulf of Mexico	23	31
North Dakota	13	14
Texas	11	12
Louisiana	5	6
New Mexico	3	3

Total	55	66

	2003	2002

Natural Gas (thousands of Mcf per day)
Gulf of Mexico	117	208
Louisiana	58	84
North Dakota	58	57
Texas	11	14
New Mexico	9	10

Total	253	373

Barrels of Oil Equivalent* (thousands of barrels per day)	97	128

*	Reflects natural gas production converted on the basis of relative energy content (six Mcf equals one barrel).

      The Llano Field (AHC 50%) on Garden Banks Blocks 385 and 386 in the Gulf of Mexico is currently being developed with initial net production expected in mid-2004 at an average rate of 12,000 barrels of oil equivalent per day. Additional appraisal drilling is planned for the Shenzi prospect (AHC 28%) on Green Canyon Block 654 in the deepwater Gulf of Mexico. Further appraisal drilling is also planned for the Tubular Bells discovery (AHC 20%) on Mississippi Canyon Block 725, also in the deepwater Gulf of Mexico.

      At December 31, 2003, the Corporation has interests in approximately 290 exploration blocks in the Gulf of Mexico of which it operates 202. The Corporation has 910,000 net undeveloped acres in the Gulf of Mexico.

      United Kingdom.  The Corporation’s activities in the United Kingdom are conducted by its wholly-owned subsidiary, Amerada Hess Limited. During 2003, 37% of the Corporation’s crude oil and natural gas liquids production and 46% of its natural gas production were from United Kingdom operations.

      The table below sets forth the Corporation’s average daily net production in the United Kingdom by field and the Corporation’s interest in each at December 31, 2003:

	Interest	2003	2002
Producing Field
Crude Oil, Including Condensate and Natural Gas Liquids (thousands of barrels per day)
Beryl/Ness/Nevis/Buckland/Skene	22.22/22.22/37.35/14.07/9.07%	19	20
Schiehallion	15.67	16	15
Bittern	28.28	15	15
Scott/Telford	20.95/17.42	14	21
Fife/Fergus/Flora/Angus	85.00/65.00/85.00/85.00	14	19
Ivanhoe/Rob Roy/Hamish	76.56	5	8
Hudson	28.00	4	4
Other	Various	8	16

Total		95	118

	Interest	2003	2002
Producing Field
Natural Gas (thousands of Mcf per day)
Easington Catchment Area	23.84%	84	47
Everest/Lomond	18.67/16.67	61	59
Beryl/Ness/Nevis/Buckland	22.22/22.22/37.35/14.07	52	54
Indefatigable/Leman	23.08/21.74	47	46
Davy/Bessemer	27.78/23.08	31	27
Scott/Telford	20.95/17.42	18	20
Other	Various	19	24

Total		312	277

Barrels of Oil Equivalent (thousands of barrels per day)		147	164

      Development of the Clair Field (AHC 9.29%) is proceeding and it is expected to begin production in 2005. The Atlantic (AHC 25%) and Cromarty (AHC 90%) natural gas fields are also being developed. These fields are expected to have combined net production of approximately 25,000 barrels of oil equivalent per day in 2006.

      During 2003, Amerada Hess Limited exchanged its 25% shareholding interest in Premier Oil plc, for a 23% interest in Natuna Sea Block A in Indonesia.

      Norway.  The Corporation’s activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/S. Norwegian operations accounted for crude oil and natural gas liquids production of 25,000 barrels per day in both 2003 and 2002. Natural gas production averaged 26,000 Mcf per day in 2003 and 25,000 Mcf per day in 2002. Substantially all of the Norwegian production is from the Corporation’s 28.09% interest in the Valhall Field. An enhanced-recovery waterflood project for the Valhall Field has commenced with water injection starting in the first quarter of 2004.

      Denmark.  Amerada Hess ApS, the Corporation’s wholly-owned Danish subsidiary, operates the South Arne Field. Net crude oil production from the Corporation’s 57.48% interest in the South Arne Field was 24,000 barrels of crude oil per day in 2003 compared to 23,000 barrels of oil per day in 2002. Natural gas production was 29,000 Mcf and 37,000 Mcf of natural gas per day in 2003 and 2002, respectively.

      Equatorial Guinea. The Corporation has interests in production sharing contracts covering three offshore blocks, acquired in August 2001. Net crude oil production from the Corporation’s 85% interest in the Ceiba Field averaged 22,000 barrels of crude oil per day in 2003 and 37,000 barrels per day in 2002. The results of an appraisal drilling program are being incorporated into the development plan for Northern Block G discoveries (AHC 85%). It is anticipated that the development plan will be submitted for government approval in the second quarter of 2004.

      Malaysia — Thailand. In 2003, the Corporation exchanged its oil and gas assets in Colombia for an additional 25% interest in long-lived natural gas reserves in the joint development area of Malaysia and Thailand, bringing the Corporation’s interest to 50%. This production sharing contract has a gas sales agreement for the sale of the first phase of gas production. Construction of the buyer’s pipeline commenced in the second half of 2003. First production from the field is expected in mid-2005.

      Algeria. The Corporation has a 49% interest in a venture with the Algerian national oil company that is redeveloping three oil fields. The Corporation’s share of production averaged 19,000 and 15,000 barrels of crude oil per day in 2003 and 2002, respectively. A seismic program is underway and appraisal drilling is planned on a 2003 discovery on an exploration block in Algeria.

      Gabon. Amerada Hess Production Gabon, the Corporation’s 77.5% owned Gabonese subsidiary, has a 10% interest in the Rabi Kounga Field and interests in two other Gabonese fields. The Corporation’s share of production averaged 11,000 net barrels of crude oil per day in 2003 and 9,000 barrels per day in 2002.

      Indonesia. Reflecting the sale of the Jabung production sharing contract, net production in Indonesia amounted to 1,000 barrels of crude oil per day in 2003 compared with 4,000 barrels per day in 2002. During 2003, the Corporation acquired a 23% interest in the Natuna Sea Block A production sharing contract in exchange for its shares of Premier Oil plc. Consequently, natural gas production in Indonesia increased to 11,000 Mcf per day in 2003 from 6,000 Mcf per day in 2002. A natural gas discovery in the Pangkah production sharing contract area is being developed.

      Thailand. The Corporation has a 15% interest in the Pailin gas field offshore Thailand. Net production from the Corporation’s interest averaged 52,000 Mcf and 35,000 Mcf of natural gas per day in 2003 and 2002, respectively. Additional appraisal drilling is planned in 2004 on an onshore discovery on Phu Horm Block E5N (AHC 35%).

      Azerbaijan. The Corporation has a 2.72% interest in the AIOC Consortium in the Caspian Sea. Net production from its interest averaged 2,000 barrels of crude oil per day in 2003 and 4,000 barrels per day in 2002. Development of the Azeri, Chirag and Guneshli fields is continuing.

Refining and Marketing

      Refining.  The Corporation owns a 50% interest in the HOVENSA refining joint venture in the United States Virgin Islands with a subsidiary of Petroleos de Venezuela S.A. (PDVSA). In addition, it owns and operates a refining facility in Port Reading, New Jersey.

      HOVENSA. HOVENSA’s total crude runs amounted to 440,000 barrels per day in 2003 and 361,000 barrels per day in 2002. The fluid catalytic cracking unit at HOVENSA operated at the rates of 142,000 and 116,000 barrels per day in 2003 and 2002, respectively. The coking unit at HOVENSA commenced production in August 2002. The unit operated at the rate of 53,000 barrels per day in 2003. The coker permits HOVENSA to run lower-cost heavy crude oil. HOVENSA has a long-term supply contract with PDVSA to purchase 115,000 barrels per day of Venezuelan Merey heavy crude oil. PDVSA also supplies 155,000 barrels per day of Venezuelan Mesa crude oil to HOVENSA under a long-term crude oil supply contract. The remaining crude oil requirements are purchased mainly under contracts of one year or less from third parties and through spot purchases on the open market. After sales of refined products by HOVENSA to third parties, the Corporation purchases 50% of HOVENSA’s remaining production at market prices.

      Port Reading Facility.  The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey. This facility processes vacuum gas oil and residual fuel oil. During 2003, the facility operated at a rate of approximately 54,000 barrels per day and substantially all of its production was gasoline and heating oil.

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

      The Corporation has 1,195 HESS® gasoline stations at December 31, 2003, of which approximately 68% are company operated. In early 2004, a 50% owned joint venture acquired a chain of gasoline stations, adding approximately 50 HESS® retail outlets. Most of the Corporation’s gasoline stations are concentrated in densely populated areas, principally in New York, New Jersey, Pennsylvania, Florida, Massachusetts and North and South Carolina, and 856 gasoline stations have convenience stores. The Corporation owns approximately 50% of the properties on which the stations are located.

      The Corporation has 22 terminals with an aggregate storage capacity of 21 million barrels in its East Coast marketing areas.

      Refined product sales averaged 419,000 barrels per day in 2003 and 383,000 barrels per day in 2002. Of total refined products sold in 2003, approximately 50% was obtained from HOVENSA and Port Reading. The

Corporation purchased the balance from others under short-term supply contracts and by spot purchases from various sources.

      The Corporation has a wholly-owned subsidiary that provides distributed electricity generating equipment to industrial and commercial customers as an alternative to purchasing electricity from local utilities. The Corporation also has invested in long-term technology to develop fuel cells for electricity generation through a venture with other parties.

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

      Compliance with various existing environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a material adverse effect on the Corporation’s earnings and competitive position within the industry. The Corporation spent $12 million in 2003 for environmental remediation, with a comparable amount anticipated for 2004. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $7 million in 2003 and the Corporation anticipates approximately $10 million in 2004. Regulatory changes already made or anticipated in the United States will alter the composition and emissions characteristics of motor fuels. Future capital expenditures necessary to comply with these regulations will be substantial. The Environmental Protection Agency has adopted rules that limit the amount of sulfur in gasoline and diesel fuel. These rules phase in beginning in 2004. Capital expenditures necessary to comply with the low-sulfur gasoline requirements at Port Reading are estimated to be approximately $70 million over the next several years. Capital expenditures to comply with low-sulfur gasoline and diesel fuel requirements at HOVENSA are currently expected to be approximately $450 million over the next three years. HOVENSA expects to finance these capital expenditures through cash flow and, if necessary, future borrowings.

      The number of persons employed by the Corporation averaged 11,481 in 2003 and 11,662 in 2002.

      Additional operating and financial information relating to the business and properties of the Corporation appears in the text on pages 10 and 11 under the heading “Exploration & Production,” on pages 12 and 13 under the heading “Refining & Marketing,” on pages 15 through 33 under the heading “Financial Review” and on pages 34 through 69 of the accompanying 2003 Annual Report to Stockholders, which information is incorporated herein by reference.*

      The Corporation’s Internet address is www.hess.com. On its website, the Corporation makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files with or furnishes such material to the Securities and Exchange Commission. Copies of the Corporation’s Code of Business Conduct and Ethics, its Corporate Governance Guidelines and the charters of the Audit Committee, the Compensation and Management Development Committee and the Corporate Governance and Nominating Committee of the Board of Directors are available on the Corporation’s website and are also available free of charge upon request to the Secretary of the Corporation at its principal executive offices.

Item 2. Properties

      Reference is made to Item 1 and the operating and financial information relating to the business and properties of the Corporation which is incorporated in Item 1 by reference.

      Additional information relating to the Corporation’s oil and gas operations follows:

1. Oil and gas reserves

      The Corporation’s net proved oil and gas reserves at the end of 2003, 2002 and 2001 are presented under Supplementary Oil and Gas Data in the accompanying 2003 Annual Report to Stockholders, which has been incorporated herein by reference.

      During 2003, the Corporation provided oil and gas reserve estimates for 2002 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

      The Corporation has no contracts or agreements to sell fixed quantities of its crude oil production, although derivative instruments are used to reduce the effects of changes in selling prices. In the United States, natural gas is sold to local distribution companies, and commercial, industrial, and other purchasers, on a spot basis and under contracts for varying periods. The Corporation’s United States production is expected to approximate 45% of its 2004 sales commitments under long-term contracts which total approximately 355,000 Mcf per day. Natural gas sales commitments for 2005 are expected to be comparable. The Corporation attempts to minimize price and supply risks associated with its United States natural gas supply commitments by entering into purchase contracts with third parties having adequate sources of supply, on terms substantially similar to those under its commitments.

*	Except as to information specifically incorporated herein by reference under Items 1, 2, 5, 6, 7, 7A and 8, no other information or data appearing in the 2003 Annual Report to Stockholders is deemed to be filed with the Securities and Exchange Commission (SEC) as part of this Annual Report on Form 10-K, or otherwise subject to the SEC’s regulations or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

2. Average selling prices and average production costs

	2003	2002	2001

Average selling prices (Note A)
Crude oil, including condensate and natural gas liquids (per barrel)
United States	$24.13	$22.48	$22.50
Europe	24.58	24.84	24.51
Africa, Asia and other	25.68	23.65	22.87

Average	24.73	24.07	23.77

Natural gas (per Mcf)
United States	$4.02	$3.72	$4.02
Europe	3.00	2.15	2.51
Africa, Asia and other	3.10	3.15	2.98

Average	3.34	2.88	3.21

Average production (lifting) costs per barrel of oil equivalent produced (Note B)
United States	$5.90	$5.19	$4.04
Europe	5.49	4.88	4.31
Africa, Asia and other (Note C)	7.99	5.28	7.65

Average	6.06	5.04	4.54

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

3. Gross and net undeveloped acreage at December 31, 2003

	Undeveloped acreage (Note A)
	(in thousands)

	Gross	Net

United States	1,405	940
Europe	3,285	1,276
Africa, Asia and other	17,138	6,867

Total (Note B)	21,828	9,083

      Note A: Includes acreage held under production sharing contracts.

      Note B: Approximately one-half of net undeveloped acreage held at December 31, 2003 will expire during the next three years.

4. Gross and net developed acreage and productive wells at December 31, 2003

			Productive wells (Note A)
	Developed acreage
	applicable to
	productive wells		Oil		Gas
	(in thousands)

	Gross	Net	Gross	Net	Gross	Net

United States	1,561	421	2,868	678	206	169
Europe	734	204	301	72	173	36
Africa, Asia and other	2,430	684	177	45	202	31

Total	4,725	1,309	3,346	795	581	236

      Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 99 gross wells and 30 net wells.

5. Number of net exploratory and development wells drilled

	Net exploratory wells			Net development wells

	2003	2002	2001	2003	2002	2001

Productive wells
United States	2	11	7	19	26	46
Europe	—	2	3	7	5	6
Africa, Asia and other	3	8	4	12	25	15

Total	5	21	14	38	56	67

Dry holes
United States	3	3	7	1	4	2
Europe	2	1	2	1	—	—
Africa, Asia and other	4	7	4	2	1	—

Total	9	11	13	4	5	2

Total	14	32	27	42	61	69

6. Number of wells in process of drilling at December 31, 2003

	Gross	Net
	wells	wells

United States	3	2
Europe	6	2
Africa, Asia and other	6	3

Total	15	7

7.	Number of waterfloods and pressure maintenance projects in process of installation at December 31, 2003 — 3

Item 3. Legal Proceedings

      Purported class actions consolidated under the complaint captioned In re Amerada Hess Corporation Securities Litigation are pending in the United States District Court for the District of New Jersey, against certain executive officers and former executive officers of the Registrant alleging that these individuals sold shares of Registrant’s common stock in advance of Registrant’s acquisition of Triton Energy Limited (“Triton”) in 2001 in violation of federal securities laws. In addition, derivative actions seeking damages on behalf of the Registrant and consolidated under a complaint captioned In re Amerada Hess Derivative Action are pending in the Superior Court of the State of New Jersey against certain executive officers and former executive officers of the Registrant, some of whom are also directors, alleging, among other things, that the officers breached their fiduciary duties by misusing material non-public information of the Registrant to personally profit from the sale of the Registrant’s common stock in connection with the Triton acquisition. Two other purported class actions, based in large part on the same factual background, were commenced in May and August 2003 and were consolidated under a complaint captioned Falk et. al. v. Amerada Hess Corporation, et. al. in the United States District Court for the District of New Jersey against certain named executive officers, certain directors and former directors and certain employees of Registrant on behalf of participants in the Registrant’s savings and stock bonus plan, alleging that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, resulting in losses to participants in the plan who held shares of the Registrant’s common stock. The Registrant believes that these actions are without merit and is advancing expenses to these individuals in accordance with its By-Laws to defend these actions. Based on current legal and factual circumstances, Registrant does not believe these actions will have a material adverse effect on its financial condition.

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

      Over the last five years, many refiners have entered into consent agreements to resolve EPA’s assertions that refining facilities were modified or expanded without complying with New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations which impose emissions control requirements. These consent agreements, which arise out of an EPA enforcement initiative focusing on petroleum refiners and utilities, have typically imposed substantial civil fines and penalties and required significant capital expenditures to install emissions control equipment. EPA contacted Registrant and HOVENSA L.L.C. (HOVENSA), its 50% owned joint venture with Petroleos de Venezuela, regarding the petroleum refinery initiative in August, 2003 and held an initial meeting in October 2003. While EPA has not made any specific assertions that the Registrant or HOVENSA violated the New Source Review regulations, the Registrant and HOVENSA expect to have further discussions with EPA regarding the petroleum refining initiative.

      In June 2001, the Corporation voluntarily investigated and disclosed to the New Jersey Department of Environmental Protection (NJDEP) that there was a calculation error in the program code of the Port Reading refining facility’s Wet Gas Scrubber (WGS) Continuous Emissions Monitoring System (CEMS). The error in the code resulted in the CEM system under calculating CO, NOx and SO2 emissions from the WGS beginning in late 1998 and some exceedances of the permit limits for NOx. After discovery, the code error was promptly corrected. In November 2003, the Corporation received a notice of violation from the NJDEP relating to the CEM coding error which proposes a fine of $649,600. The Corporation is engaging in settlement discussions with NJDEP to resolve this matter, particularly as regards to a reduction in the penalty to reflect the voluntary self disclosure of issue.

      The Registrant, along with other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of the methyl tertiary butyl ether (MTBE) in gasoline. A series of substantially identical lawsuits, many involving water utilities or governmental entities, have been recently filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produce gasoline containing MTBE, including Registrant. The principal allegation is that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. Additional property damage and personal injury lawsuits and claims related to the use of MTBE are expected. Prior class action product liability based litigation involving MTBE in gasoline has been resolved without a material effect on the Registrant. While the damages claimed in these actions are substantial, Registrant has no reason to believe, based on factual and legal circumstances currently known to the Registrant, that these actions will have a material adverse effect on its financial condition. However, these actions are in their preliminary stages, and the factual and legal circumstances may change.

      In April 2003 HOVENSA received a notice of violation from the Virgin Islands Department of Planning and Natural Resources (“DPNR”), relating to certain alleged wastewater permit exceedances occurring in 2001 and 2002 at HOVENSA. The notice proposes a fine of $219,000 and requires corrective actions to address the alleged violations. HOVENSA is engaging in settlement discussions with DPNR to resolve this matter.

      The Registrant periodically receives notices from EPA that it is a “potential responsible party” under the Superfund legislation with respect to various waste disposal sites. Under this legislation, all potentially responsible parties are jointly and severally liable. For certain sites, EPA’s claims or assertions of liability against the Corporation relating to these sites have not been fully developed. With respect to the remaining sites, EPA’s claims have been settled, or a proposed settlement is under consideration, in all cases for amounts which are not material. The ultimate impact of these proceedings, and of any related proceedings by private parties, on the business or accounts of the Corporation cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but is not expected to be material.

      Registrant is one of approximately 40 companies that have received a directive from the New Jersey Department of Environmental Protection to remediate contamination in the sediments of the lower Passaic River and NJDEP is also seeking natural resource damages. The directive, insofar as it affects Registrant, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey now owned by Registrant. EPA has also issued an order relating to the same contamination, but has not named Registrant. The costs of remediation of the Passaic River are preliminary, but NJDEP has estimated them at approximately $900 million. Based on currently known facts and circumstances, Registrant does not believe that this matter will result in material liability because its terminal could not have contributed contamination along most of the river’s length and did not store or use contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in the cost of remediation and damages.

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

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2003, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

      The following table presents information as of February 1, 2004 regarding executive officers of the Registrant:

			Year
			individual
			became an
Name	Age	Office Held*	executive officer

John B. Hess	49	Chairman of the Board, Chief Executive Officer and Director	1983
J. Barclay Collins II	59	Executive Vice President, General Counsel and Director	1986
John J. O’Connor	57	Executive Vice President, President of Worldwide Exploration and Production and Director	2001
John Y. Schreyer	64	Executive Vice President, Chief Financial Officer and Director	1990
F. Borden Walker	50	Executive Vice President and President of Refining and Marketing	1996
E. Clyde Crouch	55	Senior Vice President	2003
John A. Gartman	56	Senior Vice President	1997
Neal Gelfand	59	Senior Vice President	1980
Gerald A. Jamin	62	Senior Vice President and Treasurer	1985
Lawrence H. Ornstein	52	Senior Vice President	1995
Howard Paver	53	Senior Vice President	2002
John P. Rielly	41	Vice President and Controller	2002
George F. Sandison	47	Senior Vice President	2003
Robert P. Strode	47	Senior Vice President	2000

*	All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 7, 2003. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 5, 2004.

      Except for Messrs. O’Connor, Paver, Rielly, Sandison and Strode, each of the above officers has been employed by the Registrant or its subsidiaries in various managerial and executive capacities for more than five years. Mr. O’Connor had served in senior executive positions at Texaco Inc. and BHP Petroleum prior to his employment with the Registrant in October 2001. Mr. Paver had served in a senior executive position at BHP Petroleum prior to his employment with a subsidiary of Registrant in October 2002. Mr. Rielly had been a partner of Ernst & Young LLP prior to his employment with the Registrant in April 2001. Mr. Sandison served in senior executive positions in the area of global drilling with Texaco, Inc. prior to his employment with a subsidiary of Registrant in 2002. Prior to his employment with the Registrant in April 2000, Mr. Strode had served in senior executive positions in the area of exploration at Vastar Resources, Inc. and Atlantic Richfield Company.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      Information pertaining to the market for the Registrant’s Common Stock, high and low sales prices of the Common Stock in 2003 and 2002, dividend payments and restrictions thereon and the number of holders of Common Stock is presented on page 32 (Financial Review), page 47 (Long-Term Debt) and on page 66 (Ten-Year Summary of Financial Data) of the accompanying 2003 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 6.  Selected Financial Data

      A Ten-Year Summary of Financial Data is presented on pages 64 through 67 of the accompanying 2003 Annual Report to Stockholders, which summary is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is presented on pages 15 through 33 of the accompanying 2003 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is presented under “Market Risk Disclosure” on pages 25 through 28 and in Note 17 on pages 53 through 55 of the accompanying 2003 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The consolidated financial statements, including the Report of Ernst & Young LLP, Independent Auditors, the Supplementary Oil and Gas Data (unaudited) and the Quarterly Financial Data (unaudited) are presented on pages 33 through 63 of the accompanying 2003 Annual Report to Stockholders, which financial statements, Report and Data are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003, John B. Hess, Chief Executive Officer, and John Y. Schreyer, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2003.

      There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls after December 31, 2003.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2004.

      Information regarding executive officers is included in Part I hereof.

Item 11.  Executive Compensation

      Information relating to executive compensation is incorporated herein by reference to “Election of Directors–Executive Compensation and Other Information,” other than information under “Compensation Committee Report on Executive Compensation” and “Performance Graph” included therein, from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors–Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors–Ownership of Equity Securities by Management” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2004.

      Following is information on the Registrant’s equity compensation plans at December 31, 2003:

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,160,900	$58.54	479,000*
Equity compensation plans not approved by security holders**	—	—	—

*	These securities may be awarded as stock options, restricted stock or other awards permitted under the Registrant’s equity compensation plan.

**	Registrant has a Stock Award Program adopted in 1997 pursuant to which each non-employee director receives 500 shares of Registrant’s common stock each year. These awards are made from treasury shares purchased by the Company in the open market. This equity compensation plan was not approved by stockholders.

Item 13.  Certain Relationships and Related Transactions

      Information relating to this item is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2004.

Item 14.  Principal Accounting Fees and Services

      Information relating to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2004.

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
 –Certificate of designation, preferences and relative, optional and other special rights and qualifications, limitations and restrictions of 7% mandatory convertible preferred stock of Registrant, incorporated by reference to Exhibit 3 of Form 8-K of Registrant dated November 19, 2003.

4	(3)
 –Third Amended and Restated Credit Agreement (“Facility B”) dated as of January 23, 2001 among Amerada Hess Corporation, the lenders party thereto and JP Morgan Chase Bank (formerly, The Chase Manhattan Bank, N.A.), as Administrative Agent, incorporated by reference to Exhibit 4(2) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.

4	(4)
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

4	(6)
 –Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.

4	(7)
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

               3. Exhibits (continued)

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

10	(6)*	–Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.
10	(7)*	–Amerada Hess Corporation Savings and Stock Bonus Plan, incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10	(8)*
 –Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees, incorporated by reference to Exhibit 10(8) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.

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
 –Amended and Restated 1995 Long-Term Incentive Plan incorporated by reference to Form 10-Q of Registrant for the three months ended June 30, 2000. On May 2, 2001, the Board of Directors approved an increase in the shares to be awarded to non-employee directors from 200 to 500 shares per year. All other provisions of the program remain in effect.

10	(12)*	–Stock Award Program for non-employee directors dated August 6, 1997 incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the fiscal year ended December 31, 1997.
10	(13)*	–Amendment to Stock Award Program for Non-Employee Directors dated August 6, 1997.
10	(14)*
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

               3. Exhibits (continued)

10	(15)*
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

10	(16)*
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

10	(18)*	–Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10	(19)*
 –Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Amerada Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.

10	(20)
 –Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.

10	(21)	–Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
13		–2003 Annual Report to Stockholders of Registrant.
21		–Subsidiaries of Registrant.
23
 –Consent of Ernst & Young LLP, Independent Auditors, dated March 11, 2004, to the incorporation by reference in Registrant’s Registration Statements (Form S-8, Nos. 333-94851, 333-43569 and 333-43571, and Form S-3, No. 333-110294), of its report relating to Registrant’s financial statements, which consent appears on page F-2 herein.

31	(1)	–Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31	(2)	–Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32	(1)	–Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32	(2)	–Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

* These exhibits relate to executive compensation plans and arrangements.

          (b) Reports on Form 8-K

      During the three months ended December 31, 2003, Registrant filed or furnished the following reports on Form 8-K: i) report on October 29, 2003 furnishing under Item 7 a news release dated October 29, 2003 reporting results for the third quarter of 2003 and under Items 7 and 9 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of the Corporation, in a public conference call; ii) a filing on November 6, 2003 updating certain financial information reported in the Corporation’s 2002 Form 10-K to conform with the presentation used in 2003 for an asset exchange and certain asset sales that were accounted for as discontinued operations; and iii) a filing on November 19, 2003 reporting under Items 5 and 7 the terms of mandatory convertible preferred stock.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2004.

AMERADA HESS CORPORATION
(Registrant)

By	/s/ JOHN Y. SCHREYER

(John Y. Schreyer)
Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN B. HESS (John B. Hess)	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/s/ NICHOLAS F. BRADY (Nicholas F. Brady)	Director	March 11, 2004

/s/ J. BARCLAY COLLINS II (J. Barclay Collins II)	Director	March 11, 2004

/s/ EDITH E. HOLIDAY (Edith E. Holiday)	Director	March 11, 2004

/s/ THOMAS H. KEAN (Thomas H. Kean)	Director	March 11, 2004

/s/ CRAIG G. MATTHEWS (Craig G. Matthews)	Director	March 11, 2004

/s/ JOHN J. O’CONNOR (John J. O’Connor)	Director	March 11, 2004

/s/ FRANK A. OLSON (Frank A. Olson)	Director	March 11, 2004

/s/ JOHN P. RIELLY (John P. Rielly)	Vice President and Controller (Principal Accounting Officer)	March 11, 2004

/s/ JOHN Y. SCHREYER (John Y. Schreyer)	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2004

/s/ ERNST H. VON METZSCH (Ernst H. von Metzsch)	Director	March 11, 2004

/s/ ROBERT N. WILSON (Robert N. Wilson)	Director	March 11, 2004

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
number

Statement of Consolidated Income for each of the three years in the period ended December 31, 2003	*
Statement of Consolidated Retained Earnings for each of the three years in the period ended December 31, 2003	*
Consolidated Balance Sheet at December 31, 2003 and 2002	*
Statement of Consolidated Cash Flows for each of the three years in the period ended December 31, 2003	*
Statement of Consolidated Changes in Preferred Stock, Common Stock and Capital in Excess of Par Value for each of the three years in the period ended December 31, 2003	*
Statement of Consolidated Comprehensive Income for each of the three years in the period ended December 31, 2003	*
Notes to Consolidated Financial Statements	*
Report of Ernst & Young LLP, Independent Auditors	*
Quarterly Financial Data	*
Supplementary Oil and Gas Data	*
Consent of Independent Auditors	F-2
Schedules** II — Valuation and Qualifying Accounts	F-3
HOVENSA L.L.C. Financial Statements as of December 31, 2003	H-1

*	The financial statements and notes thereto together with the Report of Ernst & Young LLP, Independent Auditors, on pages 34 through 58, the Quarterly Financial Data (unaudited) on page 33, and the Supplementary Oil and Gas Data (unaudited) on pages 59 through 63 of the accompanying 2003 Annual Report to Stockholders are incorporated herein by reference.

**	Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in this Annual Report (Form 10-K) of Amerada Hess Corporation of our report dated February 20, 2004, included in the 2003 Annual Report to Stockholders of Amerada Hess Corporation.

      Our audits also included the financial statement schedule of Amerada Hess Corporation listed in Item 15(a). This schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We also consent to the incorporation by reference in Registration Statements (Form S-8, Nos. 333-94851, 333-43569 and 333-43571, and Form S-3, No. 333-110294) pertaining to the Amerada Hess Corporation Employees’ Savings and Stock Bonus Plan, Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees, Amended and Restated 1995 Long-Term Incentive Plan and the Amerada Hess Corporation Registration Statement of our report dated February 20, 2004, with respect to the consolidated financial statements of Amerada Hess Corporation incorporated by reference in the Annual Report (Form 10-K), and the financial statement schedule included in the Annual Report (Form 10-K), for the year ended December 31, 2003, and our report dated January 27, 2004 with respect to the financial statements of HOVENSA L.L.C. included in the Amerada Hess Corporation Annual Report (Form 10-K) for the year ended December 31, 2003.

New York, NY

March 11, 2004

Schedule II

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(in millions)

		Additions

		Charged
		to costs	Charged	Deductions
	Balance	and	to other	from		Balance
Description	January 1	expenses	accounts	reserves		December 31

2003
Losses on receivables	$13	$7	$—	$2		$18

Deferred income tax valuation	$95	$—	$—	$2		$93

Major maintenance	$20	$11	$—	$8		$23

2002
Losses on receivables	$15	$7	$4	$13		$13

Deferred income tax valuation	$93	$2	$—	$—		$95

Major maintenance	$19	$19	$—	$18		$20

2001
Losses on receivables	$34	$10	$3	$32	(A)	$15

Deferred income tax valuation	$111	$—	$—	$18		$93

Major maintenance	$19	$16	$—	$16		$19

(A)	Reflects write-off of uncollectible accounts.

EXHIBIT INDEX

Exhibit
Number	Description

3(1)	–Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1988.
3(2)	–By-Laws of Registrant incorporated by reference to Exhibit 3 of Form 10-Q of Registrant for the three months ended June 30, 2002.
4(1)
 –Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended June 30, 2000.

4(2)
 –Certificate of designation, preferences and relative, optional and other special rights and qualifications, limitations and restrictions of 7% mandatory convertible preferred stock of Registrant, incorporated by reference to Exhibit 3 of Form 8-K of Registrant dated November 19, 2003.

4(3)
 –Third Amended and Restated Credit Agreement (“Facility B”) dated as of January 23, 2001 among Amerada Hess Corporation, the lenders party thereto and JP Morgan Chase Bank (formerly, The Chase Manhattan Bank, N.A.), as Administrative Agent, incorporated by reference to Exhibit 4(2) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.

4(4)
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

4(6)
 –Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.

4(7)
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

10(6)*	–Financial Counseling Program description incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1980.
10(7)*	–Amerada Hess Corporation Savings and Stock Bonus Plan, incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(8)*
 –Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees, incorporated by reference to Exhibit 10(8) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.

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

10(11)*
 –Amended and Restated 1995 Long-Term Incentive Plan incorporated by reference to Form 10-Q of Registrant for the three months ended June 30, 2000. On May 2, 2001, the Board of Directors approved an increase in the shares to be awarded to non-employee directors from 200 to 500 shares per year. All other provisions of the program remain in effect.

10(12)*	–Stock Award Program for non-employee directors dated August 6, 1997 incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the fiscal year ended December 31, 1997.
10(13)*	–Amendment to Stock Award Program for Non-Employee Directors dated August 6, 1997.

Exhibit
Number	Description

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

10(15)*
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

10(16)*
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

10(18)*	–Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(19)*
 –Letter Agreement dated May 17, 2001 between Registrant and J.P. Rielly relating to Mr. Rielly’s participation in the Amerada Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.

10(20)
 –Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.

10(21)	–Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
13	–2003 Annual Report to Stockholders of Registrant.
21	–Subsidiaries of Registrant.
23
 –Consent of Ernst & Young LLP, Independent Auditors, dated March 11, 2004, to the incorporation by reference in Registrant’s Registration Statements (Form S-8, Nos. 333-94851, 333-43569 and 333-43571, and Form S-3, No. 333-110294), of its report relating to Registrant’s financial statements, which consent appears on page F-2 herein.

Exhibit
Number	Description

31(1)	–Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	–Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	–Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	–Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	These exhibits relate to executive compensation plans and arrangements.