Form 10-K/A
period 2003-12-31
AMERADA HESS CORP
filed 2004-03-15
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Amerada Hess Corporation

Form 10-K/A
Amendment No. 1

Explanatory Note

This Amendment No. 1 on Form 10-K/A to Amerada Hess Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 is being filed solely to add the financial statements of HOVENSA L.L.C., a 50% owned joint venture. These financial statements (pages H-1 to H-16) were inadvertently omitted by our filing agent during the edgarization process. The Consent of Independent Auditors is included as page H-17.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERADA HESS CORPORATION
(Registrant)

By	/s/ JOHN Y. SCHREYER

(John Y. Schreyer)
Executive Vice President and
Chief Financial Officer

Date: March 15, 2004

HOVENSA L.L.C.

FINANCIAL STATEMENTS

As of December 31, 2003

With Report of Independent Auditors

HOVENSA L.L.C.

Financial Statements

December 31, 2003

REPORT OF INDEPENDENT AUDITORS

Executive Committee and Members
HOVENSA L.L.C.

      We have audited the accompanying balance sheet of HOVENSA L.L.C. (the “Company”) as of December 31, 2003 and 2002, and the related statements of income and cumulative earnings, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOVENSA L.L.C. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

New York, NY

January 27, 2004

HOVENSA L.L.C.

BALANCE SHEET

at December 31,

(Thousands of Dollars)

	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$341,169	$11,103
Debt service reserve fund	15,984	52,657
Accounts receivable
Members and affiliates	136,163	67,762
Trade	61,973	68,823
Other	884	19,845
Inventories	277,355	250,349
Deposits and prepaid expenses	48,222	49,547

Total Current Assets	881,750	520,086

Property, Plant and Equipment
Land	19,315	19,315
Refinery facilities	2,071,668	2,054,994
Other	42,956	42,880
Construction in progress	28,890	23,733

Total — at cost	2,162,829	2,140,922
Less accumulated depreciation	(344,701)	(245,936)

Property, Plant and Equipment — Net	1,818,128	1,894,986

Other Assets	36,743	40,353

Total Assets	$2,736,621	$2,455,425

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable
Members and affiliates	$223,664	$116,873
Trade	154,982	148,768
Other	—	74
Accrued liabilities	61,050	27,965
Taxes payable	1,229	1,278
Current maturities of long-term debt	—	39,500

Total Current Liabilities	440,925	334,458

Long-Term Debt	391,928	467,253

Other Liabilities	56,215	45,581

Members’ Equity
Members’ initial investment	1,343,429	1,343,429
Cumulative earnings	504,124	264,704

Total Members’ Equity	1,847,553	1,608,133

Total Liabilities and Members’ Equity	$2,736,621	$2,455,425

See accompanying notes to financial statements.

HOVENSA L.L.C.

STATEMENT OF INCOME AND CUMULATIVE EARNINGS

For the Years Ended December 31,

(Thousands of Dollars)

	2003	2002	2001

Sales	$5,451,330	$3,783,348	$4,208,658

Cost of Sales
Product costs	4,697,426	3,453,026	3,654,980
Operating expenses	385,254	359,939	365,538
Depreciation	99,174	65,345	56,647

Total Cost of Sales	5,181,854	3,878,310	4,077,165

Margin	269,476	(94,962)	131,493

Other
Interest expense	(23,050)	(8,951)	—
Other Income (expense)	(7,006)	15,111	(11,573)

Net Income (Loss)	$239,420	$(88,802)	$119,920

Cumulative Earnings
Opening balance	$264,704	$353,506	$233,586
Net income (loss)	239,420	(88,802)	119,920

Closing balance	$504,124	$264,704	$353,506

See accompanying notes to the financial statements.

HOVENSA L.L.C.

STATEMENT OF CASH FLOWS

For the Years Ended December 31,

(Thousands of Dollars)

	2003	2002	2001

Cash Flows from Operating Activities
Net income (loss)	$239,420	$(88,802)	$119,920
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	99,174	65,345	56,647
(Increase) decrease in accounts receivable	(42,590)	(33,259)	90,743
(Increase) decrease in inventories	(27,006)	73,399	(25,039)
(Increase) decrease in deposits and prepaid expenses	1,325	(41,243)	436
(Increase) decrease in other assets	3,610	(5,391)	1,624
Increase (decrease) in accounts payable and accrued liabilities	146,016	37,893	(166,184)
Increase (decrease) in taxes payable	(49)	188	(89)
Increase in other liabilities	10,634	22,329	1,012

Net cash provided by operating activities	430,534	30,459	79,070

Cash Flows from Investing Activities
Capital expenditures
Coker	(6,743)	(85,960)	(236,982)
All other	(15,573)	(27,874)	(70,748)

Net Cash used in investing activities	(22,316)	(113,834)	(307,730)

Cash Flows from Financing Activities
Long-term borrowing	74,175	226,753	264,000
Repayment of long-term debt	(189,000)	(115,000)	—
Repayment of short-term debt	—	—	(2,000)
(Increase) decrease in debt service reserve fund	36,673	(42,155)	(10,502)

Net cash provided by (used in) financing activities	(78,152)	69,598	251,498

Increase (Decrease) in Cash and Cash Equivalents	330,066	(13,777)	22,838
Cash and Cash Equivalents — Beginning of the Year	11,103	24,880	2,042

Cash and Cash Equivalents — End of the Year	$341,169	$11,103	$24,880

See accompanying notes to financial statements.

HOVENSA L.L.C.

STATEMENT OF COMPREHENSIVE INCOME

For the Years Ended December 31,

(Thousands of Dollars)

	2003	2002	2001

Components of Comprehensive Income (Loss)
Net Income (loss)	$239,420	$(88,802)	$119,920
Unrealized losses on cash flow hedges	—	—	(4,045)
Reclassification of cash flow hedges to income	—	6,955	—
FAS 133 transition adjustment	—	—	(2,910)

Comprehensive Income (Loss)	$239,420	$(81,847)	$112,965

See accompanying notes to financial statements.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars)

Note 1:     Basis of Financial Statements and Significant Accounting Policies

      Nature of Business: HOVENSA L.L.C. (Company) was formed as a joint venture between Petroleos de Venezuela, SA. (PDVSA) and Amerada Hess Corporation (AHC) to own and operate the Company’s refinery. The Company purchases crude oil from PDVSA, AHC and third parties. It manufactures and sells petroleum products primarily to PDVSA and AHC. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of income. Actual results could differ from those estimates. Estimates made by management include: inventory and other asset valuations, environmental obligations, depreciable lives and turnaround accruals.

      The Company is jointly owned by PDVSA V.I., Inc. (PDVSA V.I.), a subsidiary of PDVSA, and Hess Oil Virgin Islands Corp. (HOVIC), a subsidiary of AHC.

      A summary of all material transactions between the Company, its members and affiliates follows:

	2003	2002	2001

Sale of petroleum products:
AHC	$2,036,641	$1,283,433	$1,499,540
PDVSA	2,031,295	1,346,879	1,498,636
Purchases of crude oil and products:
AHC	412,582	78,582	109,598
PDVSA	2,274,860	2,046,769	1,619,781
Freight expenses paid to AHC	58,944	20,036	54,915
Administrative service agreement fee paid to AHC	7,358	7,829	8,737
Marine revenues received from PDVSA and AHC	1,758	1,416	1,443
Bareboat charter of tugs and barges paid to HOVIC	3,442	3,442	3,770

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

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

      PDVSA and AHC each guarantee the payment of up to 50% of the value of the crude oil purchases from third parties. In addition, PDVSA and AHC have agreed to provide funding (50% each) to the extent that the Company does not have funds to meet its senior debt obligations up to $40,000 each, until completion of construction required to meet final low sulfur fuel regulations, after which the amount becomes $15,000 each.

      Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less when acquired.

      Debt Service Reserve Fund: Cash held by a trustee that is not available for general corporate purposes.

      Inventories: Inventories of crude oil and refined products are valued at the lower of last-in, first-out (LIFO) cost or market. During 2003, a reduction of inventory quantities in a LIFO pool resulted in a liquidation of LIFO inventories carried at below market costs, which increased net income by approximately $9,000. At December 31, 2003, LIFO inventory cost was $185,192 lower than it would have been using the average cost method.

      Inventories of materials and supplies are valued at the lower of average cost or market.

      Revenue Recognition: The Company recognizes revenues from the sale of petroleum products when title passes to the customer.

      Depreciation: Depreciation of refinery facilities is determined principally on the units-of-production method based on estimated production volumes. Depreciation of all other equipment is determined on the straight-line method based on estimated useful lives.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

      Maintenance and Repairs: The estimated cost of major maintenance (turnarounds) is accrued. Other expenditures for maintenance and repairs are charged against income as incurred. Renewals and improvements are treated as additions to property, plant and equipment, and items replaced are treated as retirements.

      Environmental Policy: The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Company accrues environmental expenses resulting from existing conditions that relate to past operations when the future costs are probable and reasonably estimable.

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

Note 2: Inventories as of December 31 were as follows:

	2003	2002

Crude oil	$140,171	$148,540
Refined and other finished products	264,933	224,496
Less: LIFO adjustment	(185,192)	(178,803)

	219,912	194,233
Materials and supplies	57,443	56,116

Total	$277,355	$250,349

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

Note 3: Other income and expense in the income statement included the following:

	2003	2002	2001

Business interruption insurance settlements	$4,000	$23,100	$—
Settlement of crude quality claims	—	13,400	—
Repairs related to 2002 FCC outage	—	(14,320)	—
Repairs related to 2001 fire damage	—	—	(9,000)
V.I. gross receipts tax & export fee	(5,548)	(4,626)	(5,303)
Write off of finance costs upon prepayment of debt	(2,540)	—	—
Other	(2,918)	(2,443)	2,730

Total other income (expense)	$(7,006)	$15,111	$(11,573)

Note 4: Long-Term Debt

      Long-term debt at December 31 was as follows:

	2003	2002

Term loan facility with banks, weighted average rate of 4.34%	$191,000	$350,000
General purpose revolving credit facility with banks	—	30,000
Tax-exempt revenue bonds (issued in 2002) at a rate of 6.50%	126,753	126,753
Tax-exempt revenue bonds (issued in 2003) at a rate of 6.125%	74,175	—

	391,928	506,753
Less amount included in current maturities	—	(39,500)

	$391,928	$467,253

      The Company has a $ 341,000 credit agreement with banks at December 31, 2003. This agreement consists of a $ 191,000 term loan facility used to finance the construction of a 58,000 barrel per day delayed coking unit and related facilities. The term debt is scheduled to be repaid in semi-annual installments beginning in 2006 and is scheduled to be fully amortized by June 2008. The agreement also includes a $150,000 general purpose revolving credit facility, which is undrawn at December 31, 2003. This facility will be reduced by $ 50,000 on December 31 of each of 2005, 2006 and 2007. Borrowings under this agreement bear interest at a margin of 3.25% above the London Interbank Offered Rate (LIBOR). The agreement is collateralized by the physical assets and certain material contracts of the Company.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

      In November 2002, the Company issued $ 126,753 of Senior Secured Tax-Exempt Revenue Bonds under the authority of the Government of the U.S. Virgin Islands and the Virgin Islands Public Finance Authority. The principal payments on the Bonds commence in 2014 and will be fully paid by July 1, 2021.

      In December 2003, the Company issued $ 74,175 of Senior Secured Tax-Exempt Revenue Bonds under the authority of the Virgin Islands Public Finance Authority. The principal payments on the Bonds commence in 2015 and will be fully paid by July 1, 2022. The proceeds from this issue were used to pre-pay principal installments under the bank term loan facility.

      In addition, the Company has $ 50,000 in uncommitted credit facilities with two financial institutions, which were undrawn as of December 31, 2003.

      The debt agreements contain various restrictions and conditions with respect to incurrence of additional debt as well as cash distributions. Cash distributions are restricted based on cash flow coverage ratio covenants.

      In accordance with the debt agreements, long-term debt is scheduled to be repaid as follows:

Debt
Year	Repayment

2004	$—
2005	—
2006	65,000
2007	76,500
2008	49,500
Subsequent years	200,928

Totals	$391,928

      In 2002, the Company capitalized interest of $ 18,901 on the delayed coker unit. The interest paid (net of amounts capitalized) was $ 24,584 in 2003, $ 8,619 in 2002 and, $ 0 in 2001.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

Note 5:     Pension Plan

      The Company has a noncontributory, defined benefit pension plan for substantially all of its employees. The plan provides defined benefits based on years of service and final average salary. The Company uses December 31 as the measurement date for its plan.

      The following table reconciles the benefit obligation and fair value of plan assets and shows the funded status of the pension plan:

	2003	2002

Reconciliation of pension benefit obligation
Benefit obligation at January 1	$15,721	$9,858
Service costs	3,649	3,293
Interest costs	1,085	756
Actuarial loss	2,150	1,889
Benefit payments	(130)	(75)

Pension benefit obligation at December 31	22,475	15,721

Reconciliation of fair value of plan assets
Fair value of plan assets at December 31	8,296	6,216
Actual return on plan assets	1,887	(781)
Employer contributions	3,302	2,936
Benefit payments	(130)	(75)

Fair value of plan assets at December 31	13,355	8,296
Funded status (plan assets less than benefit obligations)	(9,120)	(7,425)
Unrecognized net actuarial loss	5,489	4,904

Net amount recognized	$(3,631)	$(2,521)

      The accumulated benefit obligation was $17,309 at December 31, 2003 and $11,147 at December 31, 2002.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

      Components of funded pension expense consist of the following:

	2003	2002	2002

Service cost	$3,649	$3,293	$2,879
Interest cost	1,085	756	473
Expected return on plan assets	(854)	(709)	(411)
Amortization of net loss	452	136	53

Net periodic benefit cost	$4,332	$3,476	$2,994

      Prior service costs and gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active employees.

      The actuarial assumptions used in the Company’s pension plan were as follows:

	2003	2002	2001

Assumptions used to determine benefit obligations at December 31
Discount rate	6.25%	6.75%	7.25%
Rate of compensation increase	4.50%	4.50%	4.50%
Assumptions used to determine net costs for years ended December 31
Discount rate	6.75%	7.25%	7.25%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%	4.50%

      HOVENSA’s pension asset allocation is similar to that of one of its members. The pension plan’s assumed long-term rate of return is consistent with the long-term rate of return on plan assets of the member’s plan with a similar asset allocation. The member’s long-term rate of return is based on historical long-term returns, adjusted downward slightly to reflect lower prevailing interest rates.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

      The Company’s pension plan assets by category are as follows:

Asset Category	2003	2002

Equity securities	56%	53%
Debt securities	44%	47%
Total	100%	100%

      The target investment allocations for the plan assets are 55% equity securities and 45% debt securities. Asset allocations are rebalanced on a regular basis throughout the year to bring assets to within 2-3% range of target levels. Target allocations take into account analyses performed by the Company’s pension consultant to optimize long term risk/return relationships. All assets are highly liquid and may be readily adjusted to provide liquidity for current benefit payment requirements.

      The Company expects to contribute approximately $ 7 million to its pension plan in 2004.

Note 6:     Interest Hedges

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

      The January 1, 2001 transition adjustment from adopting FAS No. 133 resulted from these hedges and was a cumulative decrease in accumulated other comprehensive income of $ 2,910. The adoption of FAS No. 133 did not affect net income or cumulative earnings.

      The interest rate collars and the hedged transactions matured in 2002. These interest rate collars were designated as hedges of expected future cash flows (cash flow hedges), and the losses were recorded in other comprehensive income until the hedged interest was recognized. At December 31, 2001, deferred losses from interest hedging were $ 6,955.

      The Company reclassified hedging gains and losses on interest rate collars from accumulated other comprehensive income to interest expense (portions of which were capitalized) over the period hedged. Hedging increased interest expense in 2001 by $ 3,415 (including $ 1,360 associated with the transition adjustment at the beginning of the year) and $ 6,955 in 2002. The ineffective portion of hedges is included in current earnings. The amount of hedge ineffectiveness was not material.

HOVENSA L.L.C.

NOTES TO THE FINANCIAL STATEMENTS

(Thousands of Dollars) — (Continued)

Note 7:     Environmental Requirements

      In December 1999, the United States Environmental Protection Agency (EPA) adopted rules that phase in limitations on the sulfur content of gasoline beginning in 2004. In December 2000, the EPA adopted regulations to reduce substantially the allowable sulfur content of diesel fuel by 2006. The EPA is also considering restriction or a prohibition on the use of MTBE (New York and Connecticut have banned it effective January 1, 2004), a gasoline additive that the Company produces and uses to meet United States regulations requiring oxygenation of reformulated gasoline.

      The Company is reviewing options to determine the most cost effective compliance strategies for these new fuel regulations. The costs to comply will depend on a variety of factors, including the availability of suitable technology and contractors and whether the minimum oxygen content requirement for reformulated gasoline remains in place if MTBE is banned. Capital expenditures necessary to comply with the low sulfur gasoline and diesel fuel requirements are estimated to be $ 446,000 (including approximately $ 8,850 already incurred) and are expected to be completed by 2006.

Note 8:     Contingencies

      The Company is party to litigation arising out of the normal course of its business. In the opinion of management, all matters are adequately covered by insurance or reserves or, if not covered or reserved for, are not likely to have a material adverse effect on the financial position of the Company.

CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in Registration Statements (Form S-8, Nos. 333-94851, 333-43569 and 333-43571, and Form S-3, No. 333-110294) pertaining to the Amerada Hess Corporation Employees’ Savings and Stock Bonus Plan, Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees, Amended and Restated 1995 Long-Term Incentive Plan and the Amerada Hess Corporation Registration Statement of our report dated January 27, 2004 with respect to the financial statements of HOVENSA L.L.C. included in the Amerada Hess Corporation Form 10-K/A, Amendment No. 1, for the year ended December 31, 2003.

New York, NY

March 12, 2004