Form 10-Q
period 2004-03-31
AMERADA HESS CORP
filed 2004-05-07
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

At March 31, 2004, 90,018,930 shares of Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
Three Months Ended March 31
(in millions, except per share data)

	2004	2003(*)
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$4,488	$4,254
Non-operating income
Gain on asset sales	19	47
Equity in income of HOVENSA L.L.C.	51	50
Other	4	12

Total revenues and non-operating income	4,562	4,363

COSTS AND EXPENSES
Cost of products sold	3,288	3,088
Production expenses	187	192
Marketing expenses	177	170
Exploration expenses, including dry holes and lease impairment	78	106
Other operating expenses	48	51
General and administrative expenses	76	77
Interest expense	57	74
Depreciation, depletion and amortization	226	276

Total costs and expenses	4,137	4,034

Income from continuing operations before income taxes	425	329
Provision for income taxes	144	139

Income from continuing operations	281	190
Discontinued operations
Net loss from asset sales	—	(60)
Income from operations	—	39
Cumulative effect of change in accounting principle	—	7

NET INCOME	$281	$176

Preferred stock dividends	12	—

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$269	$176

BASIC EARNINGS PER SHARE
Continuing operations	$3.03	$2.13
Net income	3.03	1.98
DILUTED EARNINGS PER SHARE
Continuing operations	$2.77	$2.13
Net income	2.77	1.98

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (DILUTED)	101.4	89.1

COMMON STOCK DIVIDENDS PER SHARE	$.30	$.30

(*) Reclassified to conform with current period presentation.

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

	March 31,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$492	$518
Short-term investments	65	—
Accounts receivable	2,099	1,902
Inventories	393	579
Other current assets	147	187

Total current assets	3,196	3,186

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	1,011	960
Other	121	135

Total investments and advances	1,132	1,095

PROPERTY, PLANT AND EQUIPMENT
Total - at cost	16,352	16,100
Less reserves for depreciation, depletion, amortization and lease impairment	8,316	8,122

Property, plant and equipment - net	8,036	7,978

NOTES RECEIVABLE	272	302

GOODWILL	977	977

DEFERRED INCOME TAXES AND OTHER ASSETS	503	445

TOTAL ASSETS	$14,116	$13,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,666	$1,542
Accrued liabilities	754	855
Taxes payable	241	199
Current maturities of long-term debt	73	73

Total current liabilities	2,734	2,669

LONG-TERM DEBT	3,855	3,868

DEFERRED LIABILITIES AND CREDITS
Deferred income taxes	1,100	1,144
Asset retirement obligations	470	462
Other	468	500

Total deferred liabilities and credits	2,038	2,106

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
7% cumulative mandatory convertible series
Authorized - 13,500 shares
Issued - 13,500 shares ($675 liquidation preference)	14	14
3% cumulative convertible series
Authorized - 330 shares
Issued - 327 shares ($16 liquidation preference)	—	—
Common stock, par value $1.00
Authorized - 200,000 shares
Issued - 90,019 shares at March 31, 2004; 89,868 shares at December 31, 2003	90	90
Capital in excess of par value	1,612	1,603
Retained earnings	4,253	4,011
Accumulated other comprehensive income (loss)	(454)	(350)
Deferred compensation	(26)	(28)

Total stockholders’ equity	5,489	5,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,116	$13,983

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Three months ended March 31
(in millions)

	2004	2003(*)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$281	$176
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	226	276
Exploratory dry hole costs	29	42
Lease impairment	19	15
Pre-tax gain on asset sales	(19)	(5)
Provision (benefit) for deferred income taxes	(44)	45
Undistributed earnings of affiliates	(49)	(49)
Non-cash effect of discontinued operations	—	35
Changes in operating assets and liabilities	(49)	(47)

Net cash provided by operating activities	394	488

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(364)	(341)
Payment received on note	30	30
Increase in short-term investments	(65)	—
Proceeds from asset sales and other	48	(2)

Net cash used in investing activities	(351)	(313)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt with maturities of 90 days or less	—	(1)
Debt with maturities of greater than 90 days
Borrowings	7	—
Repayments	(20)	(121)
Cash dividends paid	(67)	(54)
Stock options exercised	11	—

Net cash used in financing activities	(69)	(176)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26)	(1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	518	197

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$492	$196

(*) Reclassified to conform with current period presentation.

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	-	The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at March 31, 2004 and December 31, 2003, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2004 and 2003. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 2003 Annual Report to Stockholders, which have been incorporated by reference in the Corporation’s Form 10-K for the year ended December 31, 2003. Certain information in the financial statements and notes has been reclassified to conform with current period presentation.

Note 2	-	In 2003, the Corporation took initiatives to reshape its portfolio of exploration and production assets to reduce costs, lengthen reserve lives, provide capital for investment and reduce debt.

In the first quarter of 2003, the Corporation exchanged its crude oil producing properties in Colombia (acquired in 2001 as part of the Triton acquisition), plus $10 million in cash, for an additional 25% interest in natural gas reserves in the joint development area of Malaysia and Thailand. The exchange resulted in a charge to income of $69 million before income taxes, which the Corporation reported as a loss on asset sale in discontinued operations in the first quarter of 2003. Discontinued operations in the first quarter of 2003 also included $18 million (before income taxes) of income from operations prior to the exchange.

In the second quarter of 2003, the Corporation sold producing properties in the Gulf of Mexico shelf, the Jabung Field in Indonesia and several small United Kingdom fields. Discontinued operations in the first quarter of 2003 included $41 million before income taxes of income from operations from these assets.

Note 3	-	Inventories consist of the following (in millions):

	At	At
	March 31,	December 31,
	2004	2003
Crude oil and other charge stocks	$117	$138
Refined and other finished products	392	567
Less LIFO adjustment	(283)	(293)

	226	412
Materials and supplies	167	167

Total inventories	$393	$579

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4	-	The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized financial information for HOVENSA follows (in millions):

	At	At
	March 31,	December 31,
	2004	2003
Summarized balance sheet
Current assets	$1,019	$882
Net fixed assets	1,813	1,818
Other assets	38	37
Current liabilities	(451)	(441)
Long-term debt	(392)	(392)
Deferred liabilities and credits	(75)	(56)

Partners’ equity	$1,952	$1,848

	Three months
	ended March 31
	2004	2003
Summarized income statement
Total revenues	$1,647	$1,392
Costs and expenses	1,543	1,290

Net income	$104	$102

Amerada Hess Corporation’s share	$51	$50

Note 5	-	During the quarter ended March 31, 2004, the Corporation capitalized interest of $16 million on major development projects ($13 million during the corresponding period of 2003).

Note 6	-	The provision for income taxes from continuing operations consisted of the following (in millions):

	Three months
	ended March 31
	2004	2003
Current	$188	$113
Deferred	(44)	26

Total	$144	$139

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7	-	Pre-tax foreign currency losses from continuing operations amounted to $17 million in the quarter ended March 31, 2004 and $4 million in the quarter ended March 31, 2003.

Note 8	-	The Corporation records compensation expense for nonvested common stock awards (restricted stock) ratably over the vesting period, which is generally five years. The Corporation uses the intrinsic value method to account for employee stock options. Because the exercise prices of employee stock options equal or exceed the market price of the stock on the date of grant, the Corporation does not recognize compensation expense.

The Corporation uses the Black-Scholes model to estimate the fair value of employee stock options for pro forma disclosure. Using the fair value method, stock option expense would be recognized over the one-year vesting period. The following pro forma financial information presents the effect on net income and earnings per share as if the Corporation used the fair value method (in millions, except per share data):

	Three months
	ended March 31
	2004	2003
Net income	$281	$176
Add stock-based employee compensation expense included in net income, net of taxes	2	2
Less total stock-based employee compensation expense, net of taxes (*)	(2)	(2)

Pro forma net income	$281	$176

Net income per share as reported
Basic	$3.03	$1.98

Diluted	$2.77	$1.98

Pro forma net income per share
Basic	$3.03	$1.98

Diluted	$2.77	$1.98

(*) Represents nonvested common stock and stock option expense determined using the fair value method.

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9	-	The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months
	ended March 31
	2004	2003
Common shares - basic	88,693	88,614
Effect of dilutive securities (equivalent shares)
Convertible preferred stock	12,204	205
Nonvested common stock	495	221
Stock options	54	25

Common shares - diluted	101,446	89,065

Earnings per share are as follows:

	Three months
	ended March 31
	2004	2003
Basic
Continuing operations	$3.03	$2.13
Discontinued operations	—	(0.23)
Cumulative effect of change in accounting principle	—	0.08

Net income	$3.03	$1.98

Diluted
Continuing operations	$2.77	$2.13
Discontinued operations	—	(0.23)
Cumulative effect of change in accounting principle	—	0.08

Net income	$2.77	$1.98

Note 10	-	Comprehensive income was as follows (in millions):

	Three months
	ended March 31
	2004	2003
Net income	$281	$176
Net change in cash flow hedges	(97)	(8)
Change in foreign currency translation adjustment	(7)	(4)

Comprehensive income	$177	$164

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation reclassifies hedging gains and losses included in other comprehensive income to earnings at the time the hedged transactions are recognized. Hedging reduced exploration and production results by $118 million before income taxes in the first quarter of 2004. Hedging reduced exploration and production results by $164 million before income taxes for the corresponding period of 2003.

At March 31, 2004, accumulated other comprehensive income (loss) included after-tax deferred losses of $329 million ($285 million of unrealized losses and $44 million of realized losses) related to crude oil and natural gas contracts used as hedges. In its energy marketing business, the Corporation has entered into cash flow hedges to fix the purchase prices of natural gas, heating oil, residual fuel oil and electricity related to contracted future sales. At March 31, 2004, the net after-tax deferred gain in accumulated other comprehensive income from these hedge contracts was $48 million.

Note 11	-	The Corporation’s results by operating segment were as follows (in millions):

	Three months
	ended March 31
	2004	2003
Operating revenues
Exploration and production (*)	$934	$816
Refining and marketing	3,623	3,548

Total	$4,557	$4,364

Net income
Exploration and production	$207	$120
Refining and marketing	112	136
Corporate, including interest	(38)	(66)

Income from continuing operations	281	190
Discontinued operations	—	(21)
Income from cumulative effect of accounting change	—	7

Total	$281	$176

(*) Includes transfers to affiliates of $69 million during the three-months ended March 31, 2004 and $110 million for the corresponding period of 2003.

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets by operating segment were as follows (in millions):

	At	At
	March 31,	December 31,
	2004	2003
Identifiable assets
Exploration and production	$9,403	$9,149
Refining and marketing	4,115	4,267
Corporate	598	567

Total	$14,116	$13,983

Note 12	-	On January 1, 2003, the Corporation changed its method of accounting for asset retirement obligations as required by FAS No. 143, Accounting for Asset Retirement Obligations. Using the accounting method required by FAS No. 143, the Corporation recognizes a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred. The Corporation capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived assets. The cumulative effect of this change in the first quarter of 2003 was a credit to income of $7 million or $.08 per share, basic and diluted.

Note 13	-	Components of pension expense consisted of the following (in millions):

	Three months
	ended March 31
	2004	2003
Service cost	$6	$7
Interest cost	12	14
Expected return on plan assets	(11)	(12)
Amortization of prior service cost	—	1
Amortization of net loss	5	5

Pension expense	$12	$15

In 2004, the Corporation expects to contribute $82 million to its funded pension plans and $20 million to the trust established for its unfunded pension plan. During the first quarter of 2004, the Corporation contributed $39 million to its funded pension plans and $10 million to its unfunded pension plan.

Note 14	-	In the first quarter of 2004, the Corporation guaranteed its share of an investee’s borrowings to finance construction of an oil pipeline. The amount guaranteed is approximately $39 million. The guarantee will last through the end of pipeline construction, which is expected to be approximately two years.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

          The Corporation had strong first quarter 2004 earnings of $281 million. Earnings from exploration and production were $207 million in the first quarter of 2004, reflecting higher crude oil and natural gas prices and lower first quarter costs. Refining and marketing earnings were $112 million for the first quarter of 2004, resulting from favorable refining margins and high utilization rates. The first quarter results may not be indicative of future operating results.

          The Corporation continues to progress its twelve development projects. The Llano Field is expected to commence production in the second quarter and the installation of the offshore pipeline for the joint development area of Malaysia-Thailand is proceeding as planned. In Equatorial Guinea, the plan of development for the Northern Block G fields is expected to be submitted to the government in June.

          With regard to Libya, the United States Government’s easing of sanctions should allow the Corporation and its partners to further advance plans to return to our operations there. Negotiations regarding the terms of re-entry are underway.

Results of Operations

          Net income for the first quarter of 2004 amounted to $281 million compared with $176 million in the first quarter of 2003. Income in the first quarter of 2004 includes a net gain from an asset sale of $19 million and an income tax benefit of $13 million resulting from the completion of a prior year United States income tax audit. Results for the first quarter of 2003 included a net gain from an asset sale of $31 million. The after-tax results by major operating activity for the three-months ended March 31, 2004 and 2003 were as follows (in millions, except per share data):

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

	Three months ended
	March 31 (unaudited)
	2004	2003(*)
Exploration and production	$207	$120
Refining and marketing	112	136
Corporate	(2)	(20)
Interest expense	(36)	(46)

Income from continuing operations	281	190
Discontinued operations	—	(21)
Income from cumulative effect of accounting change	—	7

Net income	$281	$176

Income per share from continuing operations (diluted)	$2.77	$2.13

Net income per share (diluted)	$2.77	$1.98

(*) Reclassified to conform to current period presentation.

Comparison of Results

          In the discussion that follows, the financial effects of certain transactions are disclosed on an after-tax basis. Management reviews segment earnings on an after-tax basis and uses after-tax amounts in its review of variances in segment earnings. Management believes that after-tax amounts are a preferable method of explaining variances in earnings, since they show the entire effect of a transaction rather than only the pre-tax amount. After-tax amounts are determined by applying the appropriate income tax rate in each tax jurisdiction to pre-tax amounts.

Exploration and Production

          Exploration and production earnings amounted to $207 million in the first quarter of 2004 compared with $120 million in the first quarter of 2003. These earnings include after-tax gains on asset sales of $19 million and $31 million ($19 million and $47 million before income taxes) in the first quarters of 2004 and 2003, respectively. The gain in the first quarter of 2004 reflects the sale of an office building in Aberdeen, Scotland. The gain in the first quarter of 2003 is from the sale of the Corporation’s 1.5% interest in the Trans Alaska Pipeline System.

          After considering the gains on asset sales described above, the remaining changes in exploration and production earnings are primarily attributable to changes in selling prices, sales volumes and operating costs and exploration expenses, as discussed below.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

          Selling prices: Higher average selling prices of crude oil and natural gas increased exploration and production revenues by approximately $78 million in the first quarter of 2004 compared with the same period of 2003. The Corporation’s average selling prices, including the effects of hedging, were as follows:

	Three months
	ended March 31
	2004	2003
Crude oil (per barrel)
United States	$25.49	$24.41
Foreign	27.10	25.40
Natural gas liquids (per barrel)
United States	$25.78	$26.88
Foreign	23.44	27.04
Natural gas (per Mcf)
United States	$5.20	$4.43
Foreign	4.22	3.04

          The after-tax impact of crude oil and U.S. natural gas hedges in the first quarter of 2004 was an opportunity cost of $73 million compared with an opportunity cost of $102 million in the prior year period.

          Sales and production volumes: The change in crude oil and natural gas sales volumes in the first quarter of 2004 compared to the first quarter of 2003 did not materially affect earnings from continuing operations, however, crude oil and natural gas production was lower. The Corporation’s oil and gas production, on a barrel of oil equivalent basis, decreased to 346,000 barrels per day in the first quarter of 2004 from 421,000 barrels per day in 2003. Approximately 60% of this decline was due to asset sales and exchanges in 2003. The remainder was due to maintenance and natural decline. The Corporation anticipates that its average production for the full year of 2004 will be approximately 6% below the first quarter level. The Corporation’s net daily worldwide production in the first quarter of each year was as follows (in thousands):

	Three months
	ended March 31
	2004	2003
Crude oil (barrels per day)
United States	40	50
United Kingdom	78	102
Norway	27	24
Denmark	22	25
Equatorial Guinea	22	25
Algeria	20	20
Gabon	13	11
Azerbaijan	2	2
Indonesia	1	4
Colombia	—	12

Total	225	275

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

	Three months
	ended March 31
	2004	2003
Natural gas liquids (barrels per day)
United States	12	11
Foreign	9	9

Total	21	20

Natural gas (Mcf per day)
United States	183	317
United Kingdom	282	321
Norway	28	26
Denmark	23	34
Indonesia and Thailand	86	56

Total	602	754

Barrels of oil equivalent (barrels per day)(*)	346	421

Barrels of oil equivalent production included above related to discontinued operations	—	37

(*) Reflects natural gas production converted based on relative energy content (six Mcf equals one barrel).

          Operating costs and exploration expenses: Operating costs and exploration expenses from continuing operations decreased by approximately $88 million in the first quarter of 2004 compared with the corresponding period in the prior year. Depreciation, depletion and amortization charges were lower in the first quarter of 2004 compared with 2003, reflecting lower production volumes and lower unit cost per barrel from changes in the mix of producing fields. Production expenses decreased slightly in the first quarter of 2004 reflecting lower production volumes. Exploration expense was also lower in 2004 compared with 2003 primarily because of lower dry hole costs.

          Other: After-tax foreign currency losses amounted to $3 million ($13 million before income taxes) in the first quarter of 2004 compared with losses of $1 million ($3 million before income taxes) in the first quarter of 2003. The pre-tax amounts of foreign currency losses are included in non-operating income (expense) in the income statement.

          The effective income tax rate for exploration and production operations in the first quarter of 2004 was 46% compared to 56% in the first quarter of 2003.

          The Corporation’s future exploration and production earnings may be impacted by volatility in the selling prices of crude oil and natural gas, reserve and production changes and changes in tax rates.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

Refining and Marketing

          Earnings from refining and marketing activities amounted to $112 million in the first quarter of 2004 compared with $136 million in the corresponding period of 2003. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), accounted for on the equity method. Additional refining and marketing activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.

          HOVENSA: The Corporation’s share of HOVENSA’s income was $51 million in the first quarter of 2004 compared with income of $50 million in the first quarter of 2003. HOVENSA’s total crude runs amounted to 495,000 barrels per day in the first quarter of 2004 and 397,000 barrels per day in the first quarter of 2003. Crude runs in the first quarter of 2003 were reduced as a result of interruptions in crude oil deliveries from Venezuela. Refining margins continued to be high in the first quarter of 2004 and sales volumes increased. Income taxes on the Corporation’s share of HOVENSA’s results were offset by available loss carryforwards.

          Earnings from refining and marketing activities also include interest income on the note received from PDVSA at the formation of the joint venture. Interest on the PDVSA note amounted to $7 million in the first quarter of 2004 and $8 million in the same period of 2003. Interest income is recorded in non-operating income in the income statement.

          Retail, Energy Marketing and Other: Results of retail gasoline operations were lower in the first quarter of 2004 compared with the corresponding period of 2003 reflecting higher wholesale fuel prices, although sales volumes increased. Energy marketing activities had lower earnings in the first quarter of 2004 due to decreased margins compared with 2003. Results of the Port Reading refining facility improved in the first quarter of 2004 reflecting higher margins than in same period of 2003. Total refined product sales volumes were 44 million barrels in the first quarter of 2004, an increase of 5% compared with the corresponding period of 2003.

          The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions in addition to its hedging program. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership amounted to income of $15 million in the first quarter of 2004 and $18 million in the first quarter of 2003. Before income taxes, the trading income was $24 million in the first quarter of 2004 and $29 million in the first quarter of 2003.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

          Refining and marketing earnings will likely continue to be volatile reflecting competitive industry conditions and supply and demand factors, including the effects of weather.

Corporate

          After-tax corporate expenses amounted to $2 million in the first quarter of 2004 compared with $20 million in same period of 2003. The results for the first quarter of 2004 include a non-cash income tax benefit of $13 million resulting from the completion of a prior year United States income tax audit. After-tax corporate expenses for 2004 are estimated to be in the range of $60 to $70 million excluding the tax benefit.

Interest

          After-tax interest totaled $36 million in the first quarter of 2004 compared with $46 million in the first quarter of 2003. The corresponding amounts before income taxes were $57 million in the first quarter of 2004 and $74 million in the first quarter of 2003. Interest incurred in 2004 was lower than in 2003 because of lower average outstanding debt. Capitalized interest was $16 million in the first quarter of 2004 and $13 million in the first quarter of 2003. After-tax interest expense for the full year of 2004 is anticipated to be approximately 15% below the 2003 level.

Discontinued Operations

          In the first quarter of 2003, the Corporation exchanged its crude oil producing properties in Colombia (acquired in 2001 as part of the Triton acquisition), plus $10 million in cash, for an additional 25% interest in Block A-18 in the joint development area of Malaysia and Thailand (JDA). The exchange resulted in a net after-tax charge to income of $60 million ($69 million before income taxes) in discontinued operations in the first quarter of 2003. Discontinued operations in the first quarter of 2003 also included $13 million ($18 million before income taxes) of income from operations prior to the exchange. The JDA production facilities are complete, but production cannot commence until the purchasers of the gas complete the construction of a natural gas pipeline. The Corporation anticipates that production will begin in the second half of 2005.

          In the second quarter of 2003, the Corporation sold Gulf of Mexico shelf properties, the Jabung Field in Indonesia and several small United Kingdom fields. Discontinued operations in the first quarter of 2003 also included $26 million of income ($41 million before income taxes) from operations of these assets.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

Sales and Other Operating Revenues

          Sales and other operating revenues increased by 6% in the first quarter of 2004 compared with the corresponding period of 2003. This increase principally reflects increased sales volumes of refined products partially offset by decreased sales of purchased gas in energy marketing. The increase in cost of goods sold also reflects the change in sales volumes of refined products.

Liquidity and Capital Resources

          Overview: Cash flows from operating activities, including changes in operating assets and liabilities, totaled $394 million in the first quarter of 2004. Cash and short-term investments at the end of the first quarter of 2004 totaled $557 million, an increase of $39 million from year-end. At March 31, 2004, the Corporation’s debt to capitalization ratio was 41.7% compared to 42.5% at December 31, 2003. Total debt was $3,928 million at March 31, 2004 and $3,941 million at December 31, 2003. The Corporation has hedged the selling prices of a significant portion of its crude oil and natural gas production in 2004 and 2005 to help generate a level of cash flow that will meet operating and capital commitments.

          Cash Flows from Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, totaled $394 million in the first quarter of 2004 compared with $488 million in the first quarter of 2003.

          Cash Flows from Investing Activities: Capital expenditures in the first three months of 2004 were $364 million of which $352 million related to exploration and production activities. Capital expenditures in the first three months of 2003 were $341 million, including $321 million for exploration and production. The Corporation invested $65 million in short-term investments during the quarter.

          Cash Flows from Financing Activities: The Corporation reduced debt by $13 million during the first quarter of 2004. During the remainder of 2004, $63 million of debt becomes due and $60 million is due in 2005. Debt reduction in the first quarter of 2003 was $143 million. Dividends paid were $67 million in the first quarter of 2004 compared with $54 million in the same period of the prior year. The increase was because of dividends paid on the 7% preferred stock issued in the fourth quarter of 2003.

          Future Capital Requirements and Resources: Capital expenditures excluding acquisitions, if any, for the remainder of 2004 are currently estimated to be approximately $1.2 billion. The Corporation anticipates that available cash and cash flow from operations will fund these expenditures. At March 31, 2004, the Corporation has an undrawn facility of $1.5 billion under its committed revolving credit agreement and has additional unused lines of credit of $206 million under uncommitted arrangements with banks. The Corporation’s revolving credit agreement expires in 2006 and the Corporation expects it will be able to arrange a new committed facility prior to expiration, if required. The Corporation also has a

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

shelf registration under which it may issue $825 million of additional debt securities, warrants, common stock or preferred stock.

          Loan agreement covenants allow the Corporation to borrow an additional $5.2 billion for the construction or acquisition of assets at March 31, 2004. At period end, the amount that can be borrowed under the loan agreements for the payment of dividends is $1.9 billion.

          Prior to June 30, 1986, the Corporation had extensive exploration and production operations in Libya; however, it was required to suspend participation in these operations because of U.S. Government sanctions. The book value of the Corporation’s Libyan assets was written-off in connection with the cessation of operations. On February 24, 2004, the Corporation received U.S. Government authorization to negotiate and enter into an executory agreement with the government of Libya that would define the terms for resuming active participation in the Libyan properties. On April 29, 2004, the U.S. Government lifted most of the sanctions imposed on Libya. It has also taken the necessary steps to have the Iran-Libya Sanctions Act of 1976 terminated by Congress with respect to Libya. As a result, the Corporation and its partners will be able to resume operations in Libya if they are able to reach a successful conclusion to their ongoing commercial negotiations. If these negotiations are successful, management anticipates capital expenditures will likely increase over the current plan. Production and reserves would also increase.

          Credit Ratings: During the first quarter of 2004, two credit rating agencies downgraded their ratings of the Corporation’s debt. One of the revised ratings was below investment grade. Consequently, the Corporation’s cash margin or collateral requirements under certain contracts with hedging and trading counterparties and certain lenders increased. Outstanding letters of credit increased to $516 million at March 31, 2004 compared with $229 million at December 31, 2003. This increase relates to higher commodity prices and the additional collateral required because of the lower rating. All hedging and trading counterparty liabilities are recorded on the balance sheet. If an additional rating agency were to reduce its credit rating below investment grade, the incremental margin requirements at March 31, 2004 would not be material.

          Other: In connection with the sale of six vessels in 2002, the Corporation agreed to support the buyer’s charter rate on these vessels for up to five years. The support agreement requires that if the actual contracted rate for the charter of a vessel is less than the stipulated support rate in the agreement, the Corporation will pay to the buyer the difference between the contracted rate and the stipulated rate. The balance in the charter support reserve at January 1, 2004 was $32 million. During the first three months of 2004, the Corporation paid $1 million of charter support, reducing the reserve to $31 million.

PART I - FINANCIAL INFORMATION (CONT’D.)

          At December 31, 2003, the Corporation had an accrual of $38 million for severance and leased office space in London. During the first quarter of 2004, $4 million of additional pre-tax costs were accrued and $5 million of payments were made. The March 31, 2004 accrual for severance and office lease costs is $37 million. Additional accruals for severance and lease costs of approximately $10 million before income taxes are anticipated over the next several quarters. The estimated annual savings from this 2003 cost reduction initiative is approximately $50 million before income taxes.

          Off-Balance Sheet Arrangements: The Corporation has leveraged lease financings not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these financings is $459 million at March 31, 2004. The Corporation’s March 31, 2004 debt to capitalization ratio would increase from 41.7% to 44.4% if the lease financings were included.

          The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. The amount of the Corporation’s guarantee fluctuates based on the volume of crude oil purchased and related prices. At March 31, 2004, the guarantee totaled $185 million. In addition, the Corporation has agreed to provide funding up to a maximum of $40 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

          In the first quarter of 2004, the Corporation guaranteed its share of an investee’s borrowings to finance construction of an oil pipeline. The amount guaranteed is approximately $39 million. The guarantee will be in place through the end of the pipeline’s construction, which is expected to be approximately two years.

Market Risk Disclosure

          In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the price of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, these operations are referred to as non-trading activities. The Corporation also has trading operations, principally through a 50% voting interest in a trading partnership. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas and refined products.

          Instruments: The Corporation uses forward commodity contracts, foreign exchange forward contracts, futures, swaps and options in the Corporation’s non-trading and trading activities. These contracts are widely traded instruments mainly with standardized terms.

PART I - FINANCIAL INFORMATION (CONT’D.)

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

          Non-Trading: The Corporation’s non-trading activities include hedging of crude oil and natural gas production. Futures and swaps are used to fix the selling prices of a portion of the Corporation’s future production and the related gains or losses are an integral part of the Corporation’s selling prices. As of March 31, the Corporation has open hedge positions equal to 70% of its estimated 2004 worldwide crude oil production for the period from April 1 to December 31, 2004 and 55% of its estimated 2005 worldwide crude oil production. The average price for West Texas Intermediate crude oil (WTI) related open hedge positions is $27.02 in 2004 and $26.25 in 2005. The average price for Brent crude oil related open hedge positions is $25.00 in 2004 and $24.87 in 2005. Approximately 18% of the Corporation’s hedges are WTI related and the remainder are Brent. In addition, the Corporation has 24,000 barrels of oil per day of Brent related production hedged from 2006 through 2012 at an average price of $26.20 per barrel. The majority of these hedges cover a portion of our planned production from Equatorial Guinea. A portion of the 2006 through 2012 hedges was transacted subsequent to the quarter end. The Corporation also has hedged 35% of its remaining 2004 United States natural gas production at an average price of $5.04 per Mcf. As market conditions change, the Corporation may adjust its hedge percentages.

          The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures and swaps to fix the purchase prices of commodities to be sold under fixed-price sales contracts.

          The Corporation estimates that at March 31, 2004, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $52 million ($44 million at December 31, 2003). The results may vary from time to time as hedge levels change.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosure (Continued)

          In trading activities, the Corporation is exposed to changes in crude oil, natural gas and refined product prices, primarily in North America and Europe. Trading positions include futures, forwards, swaps and options. In some cases, physical purchase and sale contracts are used as trading instruments and are included in the trading results.

          Gains or losses from sales of physical products are recorded at the time of sale. Derivative trading transactions are marked-to-market and are reflected in income currently. Total realized losses for the first three months of 2004 amounted to $8 million ($36 million of realized losses for the first three months of 2003). The following table provides an assessment of the factors affecting the changes in fair value of trading activities and represents 100% of the trading partnership and other trading activities (in millions):

	2004	2003
Fair value of contracts outstanding at January 1	$67	$36
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31	48	35
Reversal of fair value for contracts closed during the period	14	11
Fair value of contracts entered into during the period	(36)	74

Fair value of contracts outstanding at March 31	$93	$156

          The Corporation uses observable market values for determining the fair value of its trading instruments. The majority of valuations are based on actively quoted market values. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The sources of fair value at March 31, 2004 follow (in millions):

		Instruments Maturing
					2007
					and
	Total	2004	2005	2006	2008
Prices actively quoted	$54	$41	$25	$(3)	$(9)
Other external sources	40	5	12	15	8
Internal estimates	(1)	5	(6)	—	—

Total	$93	$51	$31	$12	$(1)

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosure (Continued)

          The Corporation estimates that at March 31, 2004, the value-at-risk for trading activities, including commodities, was $7 million ($7 million at December 31, 2003). The results may change from time to time as strategies change to capture potential market rate movements.

          The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit rating of counterparties at March 31 (in millions):

Investment grade determined by outside sources	$297
Investment grade determined internally*	53
Less than investment grade	24

Total	$374

*Based on information provided by counterparties and other available sources.

Forward-Looking Information

          Certain sections of Management’s Discussion and Analysis of Results of Operations and Financial Condition, including references to the Corporation’s future results of operations and financial position, liquidity and capital resources, capital expenditures, oil and gas production, tax rates, debt repayment, hedging, derivative, and market risk disclosures and off-balance sheet arrangements include forward looking information. Forward-looking disclosures are based on the Corporation’s current understanding and assessment of these activities and reasonable assumptions about the future. Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Disclosure.”

Item 4.	Controls and Procedures

          Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d - 14(c)) as of March 31, 2004, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2004.

          There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls after March 31, 2004.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

          As disclosed in Registrant’s 10-K for the fiscal year ended December 31, 2003, purported class actions consolidated under a complaint captioned: In re Amerada Hess Securities Litigation were pending in United States District Court for the District of New Jersey against Registrant and certain executive officers and former executive officers of the Registrant alleging that these individuals sold shares of the Registrant’s common stock in advance of the Registrant’s acquisition of Triton Energy Limited (“Triton”) in 2001 in violation of federal securities laws. In April 2003, the Registrant and the other defendants filed a motion to dismiss for failure to state a claim and failure to plead fraud with particularity. On March 31, 2004, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs were granted leave to file an amended complaint by May 19, 2004.

PART II – OTHER INFORMATION (CONT’D.)

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

During the three months ended March 31, 2004, Registrant filed one report on Form 8-K dated January 28, 2004 furnishing under Item 7 a news release dated January 28, 2004 reporting results for the fourth quarter and year of 2003 and under Items 7 and 9 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of the Corporation, in a public conference call.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERADA HESS CORPORATION (REGISTRANT)

By	/s/ John B. Hess

JOHN B. HESS
CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly

JOHN P. RIELLY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: May 7, 2004