Form 10-Q
period 2004-06-30
AMERADA HESS CORP
filed 2004-08-06
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑            No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes ☑            No ☐

At June 30, 2004, 91,143,730 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
SIGNATURES
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$3,803	$3,199	$8,291	$7,453
Non-operating income (expense)
Gain (loss) on asset sales	3	(9)	22	39
Equity in income of HOVENSA L.L.C.	97	15	148	65
Other	33	8	37	19

Total revenues and non-operating income	3,936	3,213	8,498	7,576

COSTS AND EXPENSES
Cost of products sold	2,618	2,140	5,906	5,228
Production expenses	197	191	384	382
Marketing expenses	174	167	351	337
Exploration expenses, including dry holes and lease impairment	63	88	141	194
Other operating expenses	47	49	95	100
General and administrative expenses	96	106	172	183
Interest expense	60	77	117	151
Depreciation, depletion and amortization	239	270	465	546

Total costs and expenses	3,494	3,088	7,631	7,121

Income from continuing operations before income taxes	442	125	867	455
Provision for income taxes	161	62	305	203

Income from continuing operations	281	63	562	252
Discontinued operations
Net gain from asset sales	—	175	—	116
Income from operations	7	14	7	53
Cumulative effect of change in accounting principle	—	—	—	7

NET INCOME	$288	$252	$569	$428

Preferred stock dividends	12	—	24	—

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$276	$252	$545	$428

BASIC EARNINGS PER SHARE
Continuing operations	$3.03	$.71	$6.05	$2.85
Net income	3.11	2.85	6.13	4.83
DILUTED EARNINGS PER SHARE
Continuing operations	$2.77	$.71	$5.54	$2.84
Net income	2.84	2.83	5.61	4.81
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (DILUTED)	101.4	89.0	101.5	89.1
COMMON STOCK DIVIDENDS PER SHARE	$.30	$.30	$.60	$.60

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

	June 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$601	$518
Short-term investments	10	—
Accounts receivable	1,948	1,902
Inventories	463	579
Other current assets	274	187

Total current assets	3,296	3,186

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	1,108	960
Other	135	135

Total investments and advances	1,243	1,095

PROPERTY, PLANT AND EQUIPMENT
Total - at cost	16,705	16,100
Less reserves for depreciation, depletion, amortization and lease impairment	8,561	8,122

Property, plant and equipment - net	8,144	7,978

NOTES RECEIVABLE	243	302

GOODWILL	977	977

DEFERRED INCOME TAXES AND OTHER ASSETS	643	445

TOTAL ASSETS	$14,546	$13,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,951	$1,542
Accrued liabilities	699	855
Taxes payable	416	199
Current maturities of long-term debt	104	73

Total current liabilities	3,170	2,669

LONG-TERM DEBT	3,785	3,868

DEFERRED LIABILITIES AND CREDITS
Deferred income taxes	1,089	1,144
Asset retirement obligations	468	462
Other	467	500

Total deferred liabilities and credits	2,024	2,106

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
7% cumulative mandatory convertible series
Authorized - 13,500 shares Issued - 13,500 shares ($675 million liquidation preference)	14	14
3% cumulative convertible series
Authorized - 330 shares Issued - 327 shares ($16 million liquidation preference)	—	—
Common stock, par value $1.00
Authorized - 200,000 shares Issued - 91,144 shares at June 30, 2004; 89,868 shares at December 31, 2003	91	90
Capital in excess of par value	1,686	1,603
Retained earnings	4,503	4,011
Accumulated other comprehensive income (loss)	(676)	(350)
Deferred compensation	(51)	(28)

Total stockholders’ equity	5,567	5,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,546	$13,983

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Six months ended June 30
(in millions)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$569	$428
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	465	546
Exploratory dry hole costs	46	95
Lease impairment	39	30
Pre-tax gain on asset sales	(23)	(244)
Provision (benefit) for deferred income taxes	(114)	74
Undistributed earnings of HOVENSA L.L.C.	(148)	(65)
Non-cash effect of discontinued operations	(7)	46
Changes in operating assets and liabilities	5	149

Net cash provided by operating activities	832	1,059

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(736)	(709)
Payment received on notes	59	31
Increase in short-term investments	(10)	—
Proceeds from asset sales and other	44	508

Net cash used in investing activities	(643)	(170)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt with maturities of 90 days or less	—	(2)
Debt with maturities of greater than 90 days
Borrowings	7	—
Repayments	(59)	(326)
Cash dividends paid	(106)	(81)
Stock options exercised	52	—

Net cash used in financing activities	(106)	(409)

NET INCREASE IN CASH AND CASH EQUIVALENTS	83	480
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	518	197

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$601	$677

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at June 30, 2004 and December 31, 2003, the consolidated results of operations for the three- and six-month periods ended June 30, 2004 and 2003 and the consolidated cash flows for the six-month periods ended June 30, 2004 and 2003. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the 2003 Annual Report to Stockholders, which have been incorporated by reference in the Corporation’s Form 10-K, as amended, for the year ended December 31, 2003.

Note 2 -	In 2003, the Corporation took initiatives to reshape its portfolio of exploration and production assets to reduce costs, lengthen reserve lives, provide capital for investment and reduce debt.

In the second quarter of 2003, the Corporation sold producing properties in the Gulf of Mexico shelf, the Jabung Field in Indonesia and several small United Kingdom fields for $445 million. In the first half of 2003, the Corporation exchanged crude oil producing properties in Colombia (acquired in 2001 as part of the Triton acquisition), plus $10 million in cash, for an additional 25% interest in natural gas reserves in a non-producing property under development in the joint development area of Malaysia and Thailand. After tax income from discontinued operations was $14 million for the second quarter of 2003 and $53 million for the first six months of 2003. The net gain from asset sales from discontinued operations was $175 million and $116 million for the same periods. The net production from fields sold or exchanged at the time of disposition was approximately 45,000 barrels of oil equivalent per day.

Income from discontinued operations of $7 million in the second quarter of 2004 reflects the settlement of a previously accrued contingency relating to a foreign exploration and production operation that was disposed of in 2003.

Note 3 -	Inventories consist of the following (in millions):

	At	At
	June 30,	December 31,
	2004	2003
Crude oil and other charge stocks	$144	$138
Refined and other finished products	486	567
Less LIFO adjustment	(346)	(293)

	284	412
Materials and supplies	179	167

Total inventories	$463	$579

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized financial information for HOVENSA follows (in millions):

	At	At
	June 30,	December 31,
	2004	2003
Summarized balance sheet
Cash and short-term investments	$724	$341
Other current assets	518	541
Net fixed assets	1,819	1,818
Other assets	38	37
Current liabilities	(490)	(441)
Long-term debt	(377)	(392)
Deferred liabilities and credits	(86)	(56)

Partners’ equity	$2,146	$1,848

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Summarized income statement
Total revenues	$1,928	$1,172	$3,575	$2,564
Costs and expenses	1,733	1,142	3,276	2,432

Net income	$195	$30	$299	$132

Amerada Hess Corporation’s share (*)	$97	$15	$148	$65

(*) Before Virgin Islands income taxes, which are recorded by the Corporation.

Note 5 -	During the three- and six-month periods ended June 30, 2004, the Corporation capitalized interest of $13 million and $29 million on major development projects ($9 million and $21 million during the corresponding periods of 2003).

Note 6 -	Pre-tax foreign currency gains (losses) from continuing operations amounted to the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Foreign currency gains (losses)	$15	$(13)	$(2)	$(17)

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -	Components of pension expense consisted of the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Service cost	$6	$6	$12	$13
Interest cost	13	13	25	27
Expected return on plan assets	(11)	(11)	(22)	(23)
Amortization of prior service cost	1	—	1	1
Amortization of net loss	4	5	9	10

Pension expense	$13	$13	$25	$28

In 2004, the Corporation expects to contribute $82 million to its funded pension plans and $20 million to the trust established for its unfunded pension plan. During the first half of 2004, the Corporation contributed $54 million to its funded pension plans and $20 million to the trust established for its unfunded pension plan.

Note 8 -	The provision for income taxes from continuing operations consisted of the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Current	$231	$19	$419	$133
Deferred	(70)	43	(114)	70

Total	$161	$62	$305	$203

Note 9 -	The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Common shares – basic	89,149	88,614	88,936	88,614
Effect of dilutive securities (equivalent shares)
Convertible preferred stock	11,417	205	11,867	205
Nonvested common stock	561	222	526	222
Stock options	284	—	174	14

Common shares – diluted	101,411	89,041	101,503	89,055

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share are as follows:

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Basic
Continuing operations	$3.03	$.71	$6.05	$2.85
Discontinued operations	.08	2.14	.08	1.91
Cumulative effect of change in accounting principle	—	—	—	.07

Net income	$3.11	$2.85	$6.13	$4.83

Diluted
Continuing operations	$2.77	$.71	$5.54	$2.84
Discontinued operations	.07	2.12	.07	1.90
Cumulative effect of change in accounting principle	—	—	—	.07

Net income	$2.84	$2.83	$5.61	$4.81

Note 10 -	The Corporation records compensation expense for nonvested common stock awards (restricted stock) ratably over the vesting period, which is generally three to five years. The Corporation uses the intrinsic value method to account for employee stock options. Because the exercise prices of employee stock options equal or exceed the market price of the stock on the date of grant, the Corporation does not recognize compensation expense.

The Corporation uses the Black-Scholes model to estimate the fair value of employee stock options for pro forma disclosure. Using the fair value method, stock option expense would be recognized over the one- to three-year vesting periods. The following pro forma financial information presents the effect on net income and earnings per share as if the Corporation used the fair value method (in millions, except per share data):

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Net income	$288	$252	$569	$428
Add stock-based employee compensation expense included in net income, net of taxes	4	2	5	4
Less total stock-based employee compensation expense, net of taxes(*)	(5)	(2)	(6)	(4)

Pro forma net income	$287	$252	$568	$428

Net income per share as reported
Basic	$3.11	$2.85	$6.13	$4.83

Diluted	$2.84	$2.83	$5.61	$4.81

Pro forma net income per share
Basic	$3.10	$2.85	$6.12	$4.83

Diluted	$2.83	$2.83	$5.60	$4.81

(*) Represents nonvested common stock and stock option expense determined using the fair value method.

Note 11 -	Comprehensive income was as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Net income	$288	$252	$569	$428
Net change in cash flow hedges	(215)	(38)	(312)	(46)
Change in foreign currency translation adjustment	(7)	(2)	(14)	(6)

Comprehensive income	$66	$212	$243	$376

The Corporation reclassifies hedging gains and losses included in other comprehensive income to earnings at the time the hedged transactions are recognized. Hedging decreased exploration and production results by $124 million ($198 million before income taxes) in the second quarter of 2004 and $197 million ($316 million before income taxes)

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the first half of 2004. Hedging decreased exploration and production results by $45 million ($72 million before income taxes) in the second quarter of 2003 and $147 million ($235 million before income taxes) in the first half of 2003.

At June 30, 2004, accumulated other comprehensive income (loss) included after-tax deferred losses of $543 million ($116 million of realized losses and $427 million of unrealized losses) related to crude oil and natural gas contracts used as hedges of exploration and production sales. In its energy marketing business, the Corporation has entered into cash flow hedges to fix the purchase prices of natural gas, heating oil, residual fuel oil and electricity related to contracted future sales. At June 30, 2004, the net after-tax deferred gain in accumulated other comprehensive income from these hedge contracts was $47 million.

Note 12 -	In the first quarter of 2004, the Corporation guaranteed its share of an investee’s borrowings to finance construction of an oil pipeline. The amount guaranteed at June 30, 2004 is approximately $39 million. The guarantee will last through the end of pipeline construction, which is expected to be approximately two years.

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 -	The Corporation’s results by operating segment were as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Operating revenues
Exploration and production (*)	$843	$770	$1,777	$1,586
Refining and marketing	3,028	2,503	6,651	6,051

Total	$3,871	$3,273	$8,428	$7,637

Net income
Exploration and production	$182	$88	$389	$207
Refining and marketing	160	46	272	183
Corporate, including interest	(61)	(71)	(99)	(138)

Income from continuing operations	281	63	562	252
Discontinued operations	7	189	7	169
Income from cumulative effect of accounting change	—	—	—	7

Total	$288	$252	$569	$428

(*)	Includes transfers to affiliates of $68 million and $137 million during the three- and six-months ended June 30, 2004, and $74 million and $184 million for the corresponding periods of 2003.

Identifiable assets by operating segment were as follows (in millions):

	At	At
	June 30,	December 31,
	2004	2003
Identifiable assets
Exploration and production	$9,540	$9,149
Refining and marketing	4,113	4,267
Corporate	893	567

Total	$14,546	$13,983

Note 14 -	On January 1, 2003, the Corporation changed its method of accounting for asset retirement obligations as required by FAS No. 143, Accounting for Asset Retirement Obligations. Using the accounting method required by FAS No. 143, the Corporation recognizes a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred. The Corporation capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived assets. The cumulative effect of this change in the first half of 2003 was a credit to income of $7 million or $.07 per share, basic and diluted.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

Income from continuing operations for the second quarter of 2004 was $281 million and net income was $288 million.

The Corporation’s refining and marketing business posted quarterly earnings of $160 million. These results benefited from the operations of the HOVENSA joint venture refinery, which ran near full capacity during the quarter and experienced strong refining margins.

Exploration and production operations generated income of $182 million for the second quarter of 2004. Worldwide oil and gas production averaged 349,000 barrels of oil equivalent per day during the first half of the year. As a result of this production performance, the Corporation anticipates that full-year 2004 production will average 340,000 barrels of oil equivalent per day, an increase from the previous estimate of 325,000 barrels of oil equivalent per day. However, in the third quarter, production will be lower than in the first half of the year, primarily as a result of normal North Sea facilities maintenance.

In the deepwater Gulf of Mexico, the Llano Field, in which the Corporation has a 50% interest, commenced production on April 30. Net production is currently in excess of 14,000 barrels of oil equivalent per day.

On Block A-18 in the Malaysia-Thailand joint development area, the installation of the offshore pipeline was completed during the second quarter and construction of the onshore portion of the pipeline is on schedule to be completed by early 2005. It is estimated that first gas production will occur during the first half of 2005.

In Equatorial Guinea, the Corporation submitted the Plan of Development for the Northern Block G fields to the government on June 7. In August 2004, the Corporation announced that the Plan of Development was approved by the government of Equatorial Guinea. First production is expected to occur by the first quarter of 2007.

Results of Operations

Net income for the second quarter of 2004 amounted to $288 million, compared with $252 million in the second quarter of 2003. Income from discontinued operations was $7 million in the second quarter of 2004 and $189 million in the second quarter of 2003. Net income for the first half of 2004 was $569 million compared with $428 million in the first half of 2003, including $7 million and $169 million from discontinued operations, respectively. The after-tax results by major operating activity for the three- and six- months ended June 30, 2004 and 2003 were as follows (in millions, except per share data):

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Exploration and production	$182	$88	$389	$207
Refining and marketing	160	46	272	183
Corporate	(24)	(27)	(26)	(47)
Interest expense	(37)	(44)	(73)	(91)

Income from continuing operations	281	63	562	252
Discontinued operations	7	189	7	169
Income from cumulative effect of accounting change	—	—	—	7

Net income	$288	$252	$569	$428

Income per share from continuing operations (diluted)	$2.77	$.71	$5.54	$2.84

Net income per share (diluted)	$2.84	$2.83	$5.61	$4.81

Comparison of Results

     In the discussion that follows, the financial effects of certain transactions are disclosed on an after-tax basis. Management reviews segment earnings on an after-tax basis and uses after-tax amounts in its analysis of variances in segment earnings. Management believes that after-tax amounts are a preferable method of explaining variances in earnings, since they show the entire effect of a transaction rather than only the pre-tax amount. After-tax amounts are determined by applying the appropriate income tax rate in each tax jurisdiction to pre-tax amounts.

Exploration and Production

     Exploration and production earnings from continuing operations increased by $94 million in the second quarter and $182 million in the first half of 2004 compared with the corresponding periods of 2003. Earnings include an after-tax gain of $15 million ($3 million before income taxes) in the second quarter of 2004 from the sale of a non-producing property in Malaysia. Earnings for the first six months of 2004 and 2003 include after-tax gains on asset sales of $33 million ($23 million before income taxes) and $31 million ($47 million before income taxes), respectively. Earnings also include after-tax charges of $6 million and $23 million in the second quarters of 2004 and 2003 ($10 million and $38 million before income taxes), respectively, for accrued severance and a reduction in leased office space in London.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

     After considering the gains on asset sales and other items described above, the remaining changes in exploration and production earnings are primarily attributable to changes in selling prices, sales volumes and operating costs and exploration expenses, as discussed below.

     Selling prices: Higher average selling prices of crude oil and natural gas increased exploration and production revenues by approximately $100 million in the second quarter and $190 million in the first six months of 2004 compared with the same periods of 2003. The Corporation’s average selling prices, including the effects of hedging, were as follows:

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Crude oil (per barrel)
United States	$25.27	$23.12	$25.38	$23.79
Foreign	25.87	24.31	26.52	24.82
Natural gas liquids (per barrel)
United States	$26.33	$21.84	$26.06	$24.60
Foreign	29.21	19.44	26.08	22.81
Natural gas (per Mcf)
United States	$5.23	$4.09	$5.22	$4.27
Foreign	3.54	2.58	3.87	2.81

     The after-tax impacts of crude oil and U.S. natural gas hedges were opportunity costs of $124 million in the second quarter and $197 million in the first six months of 2004 compared with opportunity costs of $45 million and $147 million in the same periods of the prior year.

     Production and sales volumes: The Corporation’s oil and gas production, on a barrel of oil equivalent basis, decreased to 349,000 barrels per day in the first half of 2004 from 398,000 barrels per day in 2003. This decline was primarily due to asset sales and exchanges in 2003 and natural field decline. The Corporation anticipates that its average production for the full year of 2004 will be approximately 340,000 barrels of oil equivalent per day. The Corporation’s net daily worldwide production was as follows (in thousands):

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

	Three months		Six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Crude oil (barrels per day)
United States	41	45	40	47
United Kingdom	77	96	77	99
Norway	27	24	27	24
Equatorial Guinea	27	24	25	25
Algeria	24	15	22	18
Denmark	23	23	23	24
Gabon	11	10	12	10
Azerbaijan	2	2	2	2
Indonesia	1	1	1	2
Colombia	—	—	—	6

Total	233	240	229	257

Natural gas liquids (barrels per day)
United States	12	9	12	10
Foreign	6	11	8	10

Total	18	20	20	20

Natural gas (Mcf per day)
United States	160	264	171	291
United Kingdom	306	327	294	324
Norway	27	28	28	27
Denmark	25	28	24	31
Indonesia and Thailand	83	48	85	52

Total	601	695	602	725

Barrels of oil equivalent (per day) (*)	351	376	349	398

Barrels of oil equivalent production included above related to discontinued operations	—	14	—	26

(*)	Reflects natural gas production converted based on relative energy content (six Mcf equals one barrel).

     The changes in crude oil and natural gas sales volumes in 2004 compared to the same periods of 2003 resulted in lower income before income taxes of approximately $30 million for the second quarter and $50 million for the first half of 2004 compared with the corresponding periods of 2003.

     Operating costs and exploration expenses: Operating costs and exploration expenses from continuing operations decreased by approximately $30 million in the second quarter of 2004 compared with the corresponding period in the prior year. Exploration expense decreased in the second quarter of 2004 compared with 2003 primarily because of lower exploratory drilling activity. Depreciation, depletion and amortization charges were also lower in the second quarter of 2004 compared with 2003, reflecting lower production volumes and lower unit cost per barrel. Production expenses increased slightly in the second quarter of 2004 primarily reflecting workovers in the United States and United Kingdom.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

     For the first six months of 2004 compared with the same period of 2003, operating costs and exploration expenses from continuing operations decreased by approximately $120 million. Exploratory drilling was lower in the first half of 2004, but is expected to be higher in the second half of the year. Depreciation, depletion and amortization charges were also lower in the first half of 2004 compared with 2003, reflecting lower production volumes and lower unit cost per barrel from changes in the mix of producing fields.

     Other: After-tax foreign currency translation resulted in gains of $11 million ($15 million before income taxes) in the second quarter of 2004 and gains of $8 million ($2 million before income taxes) in the first half of 2004 compared with losses of $12 million ($13 million before income taxes) and $13 million ($17 million before income taxes) in the corresponding periods of 2003. The pre-tax amounts of foreign currency gains or losses are included in non-operating income (expense) in the income statement.

     The effective income tax rate for exploration and production operations in the first half of 2004 was 46% compared to 49% in the first half of 2003.

     The Corporation’s future exploration and production earnings may be impacted by volatility in the selling prices of crude oil and natural gas, reserve and production changes and changes in tax rates.

Refining and Marketing

     Earnings from refining and marketing activities amounted to $160 million in the second quarter of 2004 compared with $46 million in the corresponding period of 2003. For the first half of 2004, refining and marketing operations earned $272 million compared with $183 million in 2003. The second quarter of 2003 includes an after-tax loss on the sale of the Corporation’s interest in a shipping joint venture of $20 million ($9 million before income taxes).

     The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), accounted for on the equity method. Additional refining and marketing activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations. In the second quarter of 2004, the Corporation formed Hess LNG L.L.C., a joint venture, to pursue investments in liquified natural gas terminals and related supply, trading and marketing opportunities.

     HOVENSA: The Corporation’s share of HOVENSA’s income was $97 million in the second quarter of 2004 compared with $15 million in the second quarter of 2003. For the first half of 2004, the Corporation’s share of HOVENSA’s income was $148 million compared with $65 million for the first half of 2003. HOVENSA’s total crude runs amounted to 492,000 barrels per day in the first half of 2004 and 414,000 barrels per day in the first half of 2003. Crude runs in the first half of 2004 reflect higher utilization rates as a result of higher refining margins. In the early part of 2003 crude runs were reduced reflecting interruptions in crude oil deliveries from Venezuela.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

     In the second quarter of 2004, the Corporation began recording deferred income tax expense in refining and marketing earnings to reflect the reduction in the deferred tax asset resulting from the utilization of net operating loss carryforwards associated with the Corporation’s investment in HOVENSA L.L.C. The amount of the deferred tax provided was $11 million. It is anticipated that for the remainder of the year deferred taxes will be provided on HOVENSA earnings at a rate of approximately 15%. In 2005, it is expected that deferred taxes will be recorded at the Virgin Islands statutory rate of 38.5%. As of June 30, the Corporation has approximately $320 million of net operating loss carryforwards available to offset its share of future HOVENSA taxable income.

     Earnings from refining and marketing activities also include interest income on the note received from PDVSA at the formation of the joint venture. Interest on the PDVSA note amounted to $13 million in the first half of 2004 and $16 million in the same period of 2003. Interest income is recorded in non-operating income in the income statement.

     Retail, Energy Marketing and Other: Results of retail gasoline operations were lower in the second quarter and first half of 2004 compared with the corresponding periods of 2003 reflecting lower gasoline margins, although sales volumes increased. Energy marketing earnings were also lower in the second quarter and first half of 2004 due to decreased margins compared with 2003. Results of the Port Reading refining facility improved in the second quarter and first half of 2004 reflecting higher margins than in same period of 2003. Refined product sales volumes were 404,000 barrels per day in the second quarter of 2004 and 444,000 barrels per day in the first half of 2004, compared with 399,000 and 431,000 barrels per day in the corresponding periods of 2003.

     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and derivatives. The Corporation also takes trading positions in addition to its hedging program. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership amounted to income of $18 million ($32 million before income taxes) in the second quarter and $32 million ($56 million before income taxes) in the first half of 2004. Trading activities resulted in a loss of $6 million ($11 million before income taxes) in the second quarter and income of $12 million ($18 million before income taxes) in the first half of 2003.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

     Refining and marketing earnings will likely continue to be volatile reflecting competitive industry conditions and supply and demand factors, including the effects of weather.

Corporate

     After-tax corporate expenses amounted to $24 million in the second quarter and $26 million in the first half of 2004 compared with $27 million and $47 million in same periods of 2003. The results for the first half of 2004 include a non-cash income tax benefit of $13 million resulting from the completion of a prior year United States income tax audit. After-tax corporate expenses for the remainder of 2004 are estimated to be approximately $18 million per quarter.

Interest

     After-tax interest totaled $37 million in the second quarter of 2004 compared with $44 million in the second quarter of 2003. In the first half of 2004, after-tax interest amounted to $73 million compared with $91 million in the first half of 2003. The corresponding amounts before income taxes were $60 million in the second quarter of 2004, $77 million in the second quarter of 2003, $117 million in the first half of 2004 and $151 million in the first half of 2003. Interest incurred in 2004 was lower than in 2003 due to lower average outstanding debt. Capitalized interest was $29 million in the first half of 2004 and $21 million in the first half of 2003.

Discontinued Operations

     Income from discontinued operations of $7 million in the second quarter of 2004 reflects the settlement of a previously accrued contingency relating to a foreign exploration and production operation that was disposed of in 2003.

     In the first quarter of 2003, the Corporation exchanged its crude oil producing properties in Colombia (acquired in 2001 as part of the Triton acquisition), plus $10 million in cash, for an additional 25% interest in Block A-18 in the joint development area of Malaysia and Thailand (JDA). The exchange resulted in an after-tax charge to income of $59 million in discontinued operations in the first quarter of 2003.

     In the second quarter of 2003, the Corporation sold Gulf of Mexico Shelf properties, the Jabung Field in Indonesia and several small United Kingdom fields for $445 million. An after-tax gain from these asset sales of $175 million was included in discontinued operations in the second quarter. Discontinued operations in the second quarter and first half of 2003 also include $14 million and $53 million, respectively, of income from operations prior to the sales of these assets.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

Sales and Other Operating Revenues

     Sales and other operating revenues increased by 19% in the second quarter and 11% in the first half of 2004 compared with the corresponding periods of 2003. This increase principally reflects higher selling prices and sales volumes of refined products partially offset by decreased sales of purchased natural gas in energy marketing. The increase in cost of goods sold also reflects the change in sales volumes of refined products.

Liquidity and Capital Resources

     Overview: Cash flows from operating activities, including changes in operating assets and liabilities, totaled $832 million in the first half of 2004. Cash and short-term investments at June 30, 2004 totaled $611 million, an increase of $93 million from year-end. At June 30, 2004, the Corporation’s debt to capitalization ratio was 41.1% compared to 42.5% at December 31, 2003. Total debt was $3,889 million at June 30, 2004 and $3,941 million at December 31, 2003. The Corporation has hedged the selling prices of a significant portion of its crude oil and natural gas production in 2004 and 2005 to help generate a level of cash flow that will meet operating and capital commitments.

     Cash Flows from Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, totaled $832 million in the first half of 2004 compared with $1,059 million in the first half of 2003. This change is primarily due to the timing of cash flows associated with changes in working capital accounts in 2003.

     Cash Flows from Investing Activities: Capital expenditures in the first six months of 2004 were $736 million of which $709 million related to exploration and production activities. Capital expenditures in the same period of 2003 were $709 million, including $660 million for exploration and production. Proceeds from asset sales were $40 million in 2004 and $508 million in 2003.

     Cash Flows from Financing Activities: The Corporation reduced debt by $52 million during the first half of 2004. Debt reduction in the first half of 2003 was $350 million. Dividends paid were $106 million in the first half of 2004 compared with $81 million in the same period of the prior year. The increase was due to dividends on the 7% preferred stock issued in the fourth quarter of 2003. During the first six months of 2004, the Corporation received proceeds from the exercise of stock options totaling $52 million.

     Future Capital Requirements and Resources: Capital expenditures excluding acquisitions, if any, for the remainder of 2004 are currently estimated to be approximately $800 million. The Corporation anticipates that available cash and cash flow from operations will fund these expenditures. At June 30, 2004, the Corporation had an undrawn facility of $1.5 billion under its committed revolving credit agreement and additional unused lines of credit of $78 million under uncommitted arrangements with banks. The Corporation’s revolving credit agreement expires in 2006 and the Corporation expects it will be able to arrange a new committed facility prior to expiration,

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources(Continued)

if required. The Corporation also has a shelf registration under which it may issue $825 million of additional debt securities, warrants, common stock or preferred stock.

     Loan agreement covenants allow the Corporation to borrow an additional $5.4 billion for the construction or acquisition of assets at June 30, 2004. At period end, the amount that can be borrowed under the loan agreements for the payment of dividends is $2.0 billion.

     Prior to June 30, 1986, the Corporation had extensive exploration and production operations in Libya; however, it was required to suspend participation in these operations because of U.S. Government sanctions. The book value of the Corporation’s Libyan assets was written-off in connection with the cessation of operations. On February 24, 2004, the Corporation received U.S. Government authorization to negotiate and enter into an executory agreement with the government of Libya that would define the terms for resuming active participation in the Libyan properties. On April 29, 2004, the U.S. Government lifted most of the sanctions imposed on Libya. It has also taken the necessary steps to have the Iran-Libya Sanctions Act of 1976 terminated by Congress with respect to Libya. As a result, the Corporation and its partners will be able to resume operations in Libya if they are able to reach a successful conclusion to ongoing commercial negotiations. If these negotiations are successful, management anticipates capital expenditures will likely increase over the current plan. Production and reserves would also increase.

     Credit Ratings: In the first quarter of 2004, two credit rating agencies downgraded their ratings of the Corporation’s debt. One of the revised ratings was below investment grade. Consequently, the Corporation’s cash margin or collateral requirements under certain contracts with hedging and trading counterparties and certain lenders increased. Outstanding letters of credit increased to $678 million at June 30, 2004 compared with $229 million at December 31, 2003. This increase relates primarily to higher commodity prices and, to a lesser extent, the additional collateral required on hedging contracts because of the lower rating. All hedging and trading counterparty liabilities are recorded on the balance sheet. If an additional rating agency were to reduce its credit rating below investment grade, the incremental margin requirements at June 30, 2004 would be $130 million.

     Other: In connection with the sale of six vessels in 2002, the Corporation agreed to support the buyer’s charter rate on these vessels for up to five years. The support agreement requires that if the actual contracted rate for the charter of a vessel is less than the stipulated support rate in the agreement, the Corporation will pay to the buyer the difference between the contracted rate and the stipulated rate. The balance in the charter support reserve at January 1, 2004 was $32 million. During the first six months of 2004, the Corporation paid $3 million of charter support, reducing the reserve to $29 million.

     At December 31, 2003, the Corporation had an accrual of $38 million for severance and leased office space in London. During the first six months of 2004, $13 million of additional pre-tax costs were accrued and $10 million of payments were made. The June 30, 2004 accrual for severance and office lease costs is $41 million. Additional

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources(Continued)

accruals for severance and lease costs of approximately $25 million before income taxes are anticipated in 2005.

     Off-Balance Sheet Arrangements: The Corporation has leveraged lease financings not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these financings is $460 million at June 30, 2004. The Corporation’s June 30, 2004 debt to capitalization ratio would increase from 41.1% to 43.9% if the lease financings were included as debt.

     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil and feedstock purchases from suppliers other than PDVSA. The amount of the Corporation’s guarantee fluctuates based on the volume of crude oil purchased and related prices. At June 30, 2004, the guarantee totaled $170 million. In addition, the Corporation has agreed to provide funding up to a maximum of $40 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosure(Continued)

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

     Non-Trading: The Corporation’s non-trading activities include hedging of crude oil and natural gas production. Futures and swaps are used to fix the selling prices of a portion of the Corporation’s future production and the related gains or losses are an integral part of the Corporation’s selling prices. As of June 30, the Corporation has open hedge positions equal to 60% of its estimated 2004 worldwide crude oil production for the period from July 1 to December 31, 2004 and 55% of its estimated 2005 worldwide crude oil production. The average price for West Texas Intermediate crude oil (WTI) related open hedge positions is $28.76 in 2004 and $27.18 in 2005. The average price for Brent crude oil related open hedge positions is $26.33 in 2004 and $26.16 in 2005. Approximately 18% of the Corporation’s hedges are WTI related and the remainder are Brent. In addition, the Corporation has 24,000 barrels per day of Brent related crude oil production hedged from 2006 through 2012 at an average price of $26.20 per barrel. The Corporation also has hedged 10% of its remaining 2004 United States natural gas production at an average price of $6.30 per Mcf. As market conditions change, the Corporation may adjust its hedge percentages.

     The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures and swaps to fix the purchase prices of commodities to be sold under fixed-price sales contracts.

     The Corporation estimates that at June 30, 2004, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $89 million ($44 million at December 31, 2003). The results may vary from time to time as hedge levels change.

     Trading and Risk Management: The trading partnership in which the Corporation has a 50% voting interest trades energy commodities and derivatives. The accounts of the partnership are consolidated with those of the Corporation. The Corporation also takes trading positions for its own account. These strategies include proprietary position management and trading to enhance the potential return on assets. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.

     In trading activities, the Corporation is exposed to changes in crude oil, natural gas and refined product prices, primarily in North America and Europe. Trading positions include futures, forwards, swaps and options. In some cases, physical purchase and sale contracts are used as trading instruments and are included in the trading results.

     Gains or losses from sales of physical products are recorded at the time of sale. Derivative trading transactions are marked-to-market and are reflected in income currently. Total realized gains for the first six months of 2004 amounted to $104 million ($16 million of realized gains for the first six months of 2003). The following table provides an assessment of the factors affecting the changes in fair value of trading activities and represents 100% of the trading partnership and other trading activities (in millions):

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosure(Continued)

	2004	2003
Fair value of contracts outstanding at January 1	$67	$36
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at June 30	68	65
Reversal of fair value for contracts closed during the period	(6)	(20)
Fair value of contracts entered into during the period	(1)	18

Fair value of contracts outstanding at June 30	$128	$99

     The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The sources of fair value at June 30, 2004 follow (in millions):

		Instruments Maturing
					2007
					and
	Total	2004	2005	2006	2008
Prices actively quoted	$27	$6	$63	$(27)	$(15)
Other external sources	111	25	42	29	15
Internal estimates	(10)	3	(12)	(1)	—

Total	$128	$34	$93	$1	$—

     The Corporation estimates that at June 30, 2004, the value-at-risk for trading activities, including commodities, was $12 million ($7 million at December 31, 2003). The results may change from time to time as strategies change to capture potential market rate movements.

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosure(Continued)

     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit rating of counterparties at June 30 (in millions):

Investment grade determined by outside sources	$380
Investment grade determined internally*	63
Less than investment grade	31

Total	$474

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

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d — 14(c)) as of June 30, 2004, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2004.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls after June 30, 2004.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As disclosed in Registrant’s 10-K for the fiscal year ended December 31, 2003 (the Form 10-K), purported class actions consolidated under a complaint captioned: In re Amerada Hess Securities Litigation were pending in United States District Court for the District of New Jersey against Registrant and certain executive officers and former executive officers of the Registrant alleging that these individuals sold shares of the Registrant’s common stock in advance of the Registrant’s acquisition of Triton Energy Limited (“Triton”) in 2001 in violation of federal securities laws. In April 2003, the Registrant and the other defendants filed a motion to dismiss for failure to state a claim and failure to plead fraud with particularity. On March 31, 2004, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs were granted leave to file an amended complaint. Plaintiffs filed an amended complaint in June 2004. Defendants will continue to defend vigorously these actions.

As also disclosed in the Form 10-K, derivative actions seeking damages on behalf of Registrant and consolidated under a complaint captioned In re Amerada Hess Derivative Action, were pending in the Superior Court in the State of New Jersey against certain executive officers and former executive officers of the Registrant alleging, among other things, that the directors breached their fiduciary duties by misusing material non-public information of Registrant to personally profit from the sale of Registrant’s common stock in connection with the Triton acquisition. Registrant and the individual defendants filed motions to dismiss this action in May 2003 and in May 2004 the Superior Court dismissed this action for failure to make a demand on Registrant’s Board of Directors. Plaintiffs were given leave to file an appeal by July 2004. The time for Plaintiffs to file a notice of appeal has expired.

As also disclosed in the Form 10-K, two class actions based on the same factual background were commenced in May and August 2003 and consolidated under a complaint captioned Falk et al. v. Amerada Hess Corporation in the United States District Court for the District of New Jersey against certain named executives officers, certain directors, former directors and certain employees of the Registrant on behalf of participants in Registrant’s savings and stock bonus plan, alleging defendants breached their fiduciary duties under the Employee Retirement Income Security Act that resulted in losses to participants in the plan who held shares of the Registrant’s common stock. Registrant and the other defendants filed a motion to dismiss these actions in December 2003. The motion to dismiss was denied by the district court in May 2004. Registrant and the other defendants will continue to defend vigorously these actions.

Item 4.	Submission of Matters to a Vote of Security-Holders
The Annual Meeting of Stockholders of the Registrant was held on May 5, 2004. The Inspectors of Election reported that 79,903,886 shares of common stock of the Registrant were represented in person or by proxy at the meeting, constituting 88.75% of the votes entitled to be cast. At the meeting, stockholders voted on:

•	The election of four nominees for the Board of Directors for the three-year term expiring in 2007.

PART II — OTHER INFORMATION(CONT’D.)

•	The ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ended December 31, 2004.

•	The approval of the Corporation’s second amended and restated 1995 long-term incentive plan.

•	A stockholder proposal to establish an office of the Board of Directors for stockholder communication.

With respect to the election of directors, the inspectors of election reported as follows:

	For	Withhold Authority to Vote
Name	Nominee Listed	For Nominee Listed
Nicholas F. Brady	59,832,642	20,071,244
J. Barclay Collins II	75,286,148	4,617,738
Thomas H. Kean	75,069,695	4,834,191
Frank A. Olson	76,436,212	3,467,674

The inspectors reported that 77,563,378 votes were cast for the ratification of the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004, 1,960,098 votes were cast against said ratification and holders of 380,410 votes abstained.

The inspectors also reported that 64,416,497 votes were cast approving the Corporation’s second amended and restated 1995 long-term incentive plan, 7,043,786 votes were cast against and holders of 734,124 votes abstained. There were 7,709,479 broker non-votes with respect to this matter.

Finally, the inspectors reported that 15,397,312 votes were cast for the stockholder proposal for a formal mechanism for dialogue between independent directors and shareholders, 54,877,948 votes were cast against this proposal and holders of 1,919,147 votes abstained. There were 7,709,479 broker non-votes with respect to this matter.

PART II — OTHER INFORMATION(CONT’D.)

Item 6.	Exhibits and Reports on Form 8-K

	a.	Exhibits

		10	(1)	Seconded Amended and Restated 1995 Long-Term Incentive Plan incorporated by reference to Appendix B of the definitive proxy statement of Registrant dated March 26, 2004.

		31	(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

		31	(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

		32	(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

		32	(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

	b.	Reports on Form 8-K

		During the three months ended June 30, 2004, Registrant filed four reports on Form 8-K:

		(i	)	a filing on April 1, 2004 reporting under Item 5 the election of John P. Rielly as Senior Vice President and Chief Financial Officer of the Amerada Hess Corporation;

		(ii)		a filing dated April 28, 2004 reporting under Items 7 and 12 a news release dated April 28, 2004 reporting results for the first quarter of 2004;

		(iii)		a filing on May 5, 2004 reporting under Item 5 the retirement of John Y. Schreyer from the Registrant’s Board of Directors and as Executive Vice President; and

		(iv)		a filing on June 2, 2004 reporting under Item 5 the election to the Registrant’s Board of Directors of Dr. Risa Lavizzo-Mourey, Chief Executive Officer and President of The Robert Wood Johnson Foundation, and F. Borden Walker, Executive Vice President and President, Refining and Marketing of the Registrant.

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
Date: August 6, 2004