Form 10-Q
period 2004-09-30
AMERADA HESS CORP
filed 2004-11-05
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

At September 30, 2004, 91,652,580 shares of Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months		Nine months
	ended September 30		ended September 30
	2004	2003	2004	2003
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$3,830	$3,230	$12,120	$10,683
Non-operating income
Gain on asset sales	—	—	23	39
Equity in income of HOVENSA L.L.C.	75	43	223	108
Other	25	23	63	42

Total revenues and non-operating income	3,930	3,296	12,429	10,872

COSTS AND EXPENSES
Cost of products sold	2,742	2,194	8,650	7,423
Production expenses	202	207	586	589
Marketing expenses	186	171	537	508
Exploration expenses, including dry holes and lease impairment	64	59	204	253
Other operating expenses	52	44	147	144
General and administrative expenses	81	70	253	252
Interest expense	62	73	179	224
Depreciation, depletion and amortization	230	253	695	799

Total costs and expenses	3,619	3,071	11,251	10,192

Income from continuing operations before income taxes	311	225	1,178	680
Provision for income taxes	133	79	437	282

Income from continuing operations	178	146	741	398
Discontinued operations
Net gain from asset sales	—	—	—	116
Income from operations	—	—	7	53
Cumulative effect of change in accounting principle	—	—	—	7

NET INCOME	$178	$146	$748	$574

Preferred stock dividends	12	—	36	—

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$166	$146	$712	$574

BASIC EARNINGS PER SHARE
Continuing operations	$1.85	$1.65	$7.89	$4.49
Net income	1.85	1.65	7.98	6.48
DILUTED EARNINGS PER SHARE
Continuing operations	$1.74	$1.64	$7.27	$4.47
Net income	1.74	1.64	7.34	6.45
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (DILUTED)	102.4	89.1	101.8	89.1
COMMON STOCK DIVIDENDS PER SHARE	$.30	$.30	$.90	$.90

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

	September 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$937	$518
Short-term investments	119	—
Accounts receivable	2,065	1,902
Inventories	529	579
Other current assets	428	187

Total current assets	4,078	3,186

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	1,095	960
Other	135	135

Total investments and advances	1,230	1,095

PROPERTY, PLANT AND EQUIPMENT
Total - at cost	17,092	16,100
Less reserves for depreciation, depletion, amortization and lease impairment	8,818	8,122

Property, plant and equipment - net	8,274	7,978

NOTES RECEIVABLE	212	302

GOODWILL	977	977

DEFERRED INCOME TAXES	817	306

OTHER ASSETS	147	139

TOTAL ASSETS	$15,735	$13,983

LIABILITIES AND STOCK HOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$3,168	$1,542
Accrued liabilities	895	855
Taxes payable	455	199
Current maturities of long-term debt	50	73

Total current liabilities	4,568	2,669

LONG-TERM DEBT	3,786	3,868

DEFERRED LIABILITIES AND CREDITS
Deferred income taxes	1,146	1,144
Asset retirement obligations	487	462
Other	487	500

Total deferred liabilities and credits	2,120	2,106

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
7% cumulative mandatory convertible series: Authorized - 13,500 shares, Issued - 13,500 shares ($675 million liquidation preference)	14	14
3% cumulative convertible series: Authorized - 330 shares, Issued - 327 shares ($16 million liquidation preference)	—	—
Common stock, par value $1.00 Authorized - 200,000 shares Issued - 91,653 shares at September 30, 2004; 89,868 shares at December 31, 2003	92	90
Capital in excess of par value	1,721	1,603
Retained earnings	4,642	4,011
Accumulated other comprehensive income (loss)	(1,162)	(350)
Deferred compensation	(46)	(28)

Total stockholders’ equity	5,261	5,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,735	$13,983

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Nine months ended September 30
(in millions)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$748	$574
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	695	799
Exploratory dry hole costs	65	107
Lease impairment	59	47
Pre-tax gain on asset sales	(23)	(244)
Provision (benefit) for deferred income taxes	(130)	170
Undistributed earnings of HOVENSA L.L.C.	(135)	(108)
Non-cash effect of discontinued operations	(7)	46
Changes in operating assets and liabilities	377	(232)

Net cash provided by operating activities	1,649	1,159

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,092)	(1,015)
Payment received on notes	90	61
Increase in short-term investments	(119)	—
Proceeds from asset sales and other	57	525

Net cash used in investing activities	(1,064)	(429)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt with maturities of 90 days or less	—	(2)
Debt with maturities of greater than 90 days
Borrowings	25	—
Repayments	(131)	(478)
Cash dividends paid	(145)	(108)
Stock options exercised	85	—

Net cash used in financing activities	(166)	(588)

NET INCREASE IN CASH AND CASH EQUIVALENTS	419	142
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	518	197

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$937	$339

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at September 30, 2004 and December 31, 2003, the consolidated results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 and the consolidated cash flows for the nine-month periods ended September 30, 2004 and 2003. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Note 2 -	In the first quarter of 2003, the Corporation exchanged crude oil producing properties in Colombia (acquired in 2001 as part of the Triton acquisition), plus $10 million in cash, for an additional 25% interest in natural gas reserves in a non-producing property under development in the joint development area of Malaysia and Thailand. In the second quarter of 2003, the Corporation sold producing properties in the Gulf of Mexico shelf, the Jabung Field in Indonesia and several small United Kingdom fields for $445 million. After tax income from these discontinued operations was $53 million for the first nine months of 2003. The net gain from asset sales from discontinued operations was $116 million for the same period.

Income from discontinued operations of $7 million in the first nine months of 2004 reflects the settlement of a previously accrued contingency relating to a foreign exploration and production operation that was disposed of in 2003.

Note 3 -	Inventories consist of the following (in millions):

	At	At
	September 30,	December 31,
	2004	2003
Crude oil and other charge stocks	$170	$138
Refined and other finished products	564	567
Less LIFO adjustment	(399)	(293)

	335	412
Materials and supplies	194	167

Total inventories	$529	$579

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized financial information for HOVENSA follows (in millions):

	At	At
	September 30,	December 31,
	2004	2003
Summarized balance sheet
Cash and short-term investments	$725	$341
Other current assets	619	541
Net fixed assets	1,821	1,818
Other assets	39	37
Current liabilities	(613)	(441)
Long-term debt	(377)	(392)
Deferred liabilities and credits	(92)	(56)

Partners’ equity	$2,122	$1,848

	Three months		Nine months
	ended September 30		ended September 30
	2004	2003	2004	2003
Summarized income statement
Total revenues	$2,154	$1,506	$5,729	$4,070
Costs and expenses	2,003	1,419	5,279	3,851

Net income	$151	$87	$450	$219

Amerada Hess Corporation’s share (*)	$75	$43	$223	$108

(*) Before Virgin Islands income taxes, which were recorded by the Corporation.

During the third quarter of 2004, the Corporation received a cash distribution of $88 million from HOVENSA.

Note 5 -	During the three - and nine-month periods ended September 30, 2004, the Corporation capitalized interest of $12 million and $41 million on major development projects ($9 million and $31 million during the corresponding periods of 2003).

Note 6 -	Pre-tax foreign currency gains (losses) from continuing operations amounted to the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2004	2003	2004	2003
Foreign currency gains (losses)	$9	$2	$6	$(15)

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -	Components of pension expense consisted of the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2004	2003	2004	2003
Service cost	$7	$6	$19	$19
Interest cost	14	13	39	40
Expected return on plan assets	(18)	(11)	(40)	(34)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	4	5	13	15
Settlement cost	5	—	5	—

Pension expense	$13	$14	$38	$42

In 2004, the Corporation expects to contribute $82 million to its funded pension plans and $20 million to the trust established for its unfunded pension plan. During the first nine months of 2004, the Corporation contributed $55 million to its funded pension plans and $20 million to the trust established for its unfunded pension plan.

Note 8 -	The provision for income taxes from continuing operations consisted of the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2004	2003	2004	2003
Current	$149	$10	$567	$143
Deferred	(16)	69	(130)	139

Total	$133	$79	$437	$282

Note 9 -	The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Nine months
	ended September 30		ended September 30
	2004	2003	2004	2003
Common shares – basic	89,813	88,617	89,220	88,615
Effect of dilutive securities (equivalent shares)
Convertible preferred stock	11,416	205	11,731	205
Nonvested common stock	650	317	569	255
Stock options	522	1	291	11

Common shares – diluted	102,401	89,140	101,811	89,086

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share are as follows:

	Three months		Nine months
	ended September 30		ended September 30
	2004	2003	2004	2003
Basic
Continuing operations	$1.85	$1.65	$7.89	$4.49
Discontinued operations	—	—	.09	1.91
Cumulative effect of change in accounting principle	—	—	—	.08

Net income	$1.85	$1.65	$7.98	$6.48

Diluted
Continuing operations	$1.74	$1.64	$7.27	$4.47
Discontinued operations	—	—	.07	1.90
Cumulative effect of change in accounting principle	—	—	—	.08

Net income	$1.74	$1.64	$7.34	$6.45

Note 10 -	The Corporation records compensation expense for nonvested common stock awards (restricted stock) ratably over the vesting period, which is generally three to five years. The Corporation uses the intrinsic value method to account for employee stock options. Because the exercise prices of employee stock options equal or exceed the market price of the stock on the date of grant, the Corporation does not recognize compensation expense.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months		Nine months
	ended September 30		ended September 30
	2004	2003	2004	2003
Net income	$178	$146	$748	$574
Add stock-based employee compensation expense included in net income, net of taxes	3	1	8	5
Less total stock-based employee compensation expense, net of taxes (*)	(6)	(1)	(12)	(5)

Pro forma net income	$175	$146	$744	$574

Net income per share as reported
Basic	$1.85	$1.65	$7.98	$6.48

Diluted	$1.74	$1.64	$7.34	$6.45

Pro forma net income per share
Basic	$1.82	$1.65	$7.93	$6.47

Diluted	$1.71	$1.64	$7.31	$6.44

(*) Represents nonvested common stock and stock option expense determined using the fair value method.

PART I - FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -	Comprehensive income was as follows (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2004	2003	2004	2003
Net income	$178	$146	$748	$574
Net change in cash flow hedges	(509)	13	(821)	(33)
Change in foreign currency translation adjustment	24	9	10	3

Comprehensive income (loss)	$(307)	$168	$(63)	$544

The Corporation reclassifies hedging gains and losses included in other comprehensive income to earnings at the time the hedged transactions are recognized. Hedging decreased exploration and production results by $180 million ($288 million before income taxes) in the third quarter of 2004 and $377 million ($604 million before income taxes) in the first nine months of 2004. Hedging decreased exploration and production results by $54 million ($87 million before income taxes) in the third quarter of 2003 and $201 million ($321 million before income taxes) in the first nine months of 2003.

At September 30, 2004, accumulated other comprehensive income (loss) included after-tax deferred losses of $1,047 million ($205 million of realized losses and $842 million of unrealized losses) related to crude oil and natural gas contracts used as hedges of exploration and production sales. Realized losses in accumulated other comprehensive income represent losses on closed contracts that are deferred until the underlying barrels are sold. Approximately $80 million of the realized loss will reduce fourth quarter earnings and the remainder will be recognized in 2005. The pre-tax amount of the hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

In its energy marketing business, the Corporation has entered into cash flow hedges to fix the purchase prices of natural gas, heating oil, residual fuel oil and electricity related to contracted future sales. At September 30, 2004, the net after-tax deferred gain in accumulated other comprehensive income from these hedge contracts was $43 million.

Note 12 -	In the first quarter of 2004, the Corporation guaranteed its share of an investee’s borrowings to finance construction of an oil pipeline. The amount guaranteed at September 30, 2004 is approximately $43 million. The guarantee will be in place through the end of pipeline construction, which the Corporation expects to be in 2006.

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 —	The Corporation’s results by operating segment were as follows (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2004	2003	2004	2003
Operating revenues
Exploration and production (*)	$836	$748	$2,612	$2,333
Refining and marketing	3,071	2,548	9,723	8,600

Total	$3,907	$3,296	$12,335	$10,933

Net income
Exploration and production	$155	$124	$544	$331
Refining and marketing	85	89	358	272
Corporate, including interest	(62)	(67)	(161)	(205)

Income from continuing operations	178	146	741	398
Discontinued operations	—	—	7	169
Income from cumulative effect of accounting change	—	—	—	7

Total	$178	$146	$748	$574

(*) Includes transfers to affiliates of $77 million and $215 million during the three- and nine-months ended September 30, 2004, and $66 million and $250 million for the corresponding periods of 2003.

Identifiable assets by operating segment were as follows (in millions):

	At	At
	September 30,	December 31,
	2004	2003
Identifiable assets
Exploration and production	$10,006	$9,149
Refining and marketing	4,644	4,267
Corporate	1,085	567

Total	$15,735	$13,983

Note 14 —	On January 1, 2003, the Corporation changed its method of accounting for asset retirement obligations as required by FAS No. 143, Accounting for Asset Retirement Obligations. Using the accounting method required by FAS No. 143, the Corporation recognizes a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred. The Corporation capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived assets. The cumulative effect of this change in the first nine months of 2003 was a credit to income of $7 million or $.08 per share, basic and diluted.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

     Net income was $178 million for the third quarter of 2004, including $155 million from exploration and production operations and $85 million from refining and marketing activities.

     Worldwide oil and gas production averaged 323,000 barrels of oil equivalent per day during the third quarter of 2004 and 340,000 barrels of oil equivalent per day during the first nine months of the year. In the third quarter, production was lower than in the first half of the year, primarily because of normal North Sea facilities maintenance. The Corporation anticipates that full-year 2004 production will average 340,000 barrels of oil equivalent per day. In the third quarter of 2004, the Corporation’s average crude oil selling price was $26.59 per barrel, including the effects of hedging (see discussion of selling prices on page 13).

     In August, the government of Equatorial Guinea approved the Plan of Development for Northern Block G. The Corporation is currently awarding many of the major contracts on this development and expects first production in early 2007.

     On Block A-18 in the Malaysia-Thailand joint development area, the Corporation anticipates first production early in 2005. The Corporation expects to reach the full contracted rate of 160 million cubic feet per day, net, by the end of 2005, following completion of the buyers’ gas separation plant, which is being constructed onshore Thailand. Negotiations with the buyers regarding additional gas sales are at an advanced stage.

     In Libya, the Corporation and its partners are in the final stages of negotiations with the Libyan National Oil Company on terms of reentry into our former operations in the country.

Results of Operations

     Net income for the third quarter of 2004 amounted to $178 million, compared with $146 million in the third quarter of 2003. Net income for the first nine months of 2004 was $748 million compared with $574 million in the first nine months of 2003, including $7 million and $169 million, respectively, from discontinued operations. The after-tax results by major operating activity for the three- and nine-months ended September 30, 2004 and 2003 were as follows (in millions, except per share data):

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Exploration and production	$155	$124	$544	$331
Refining and marketing	85	89	358	272
Corporate	(23)	(25)	(49)	(73)
Interest expense	(39)	(42)	(112)	(132)

Income from continuing operations	178	146	741	398
Discontinued operations	—	—	7	169
Income from cumulative effect of accounting change	—	—	—	7

Net income	$178	$146	$748	$574

Income per share from continuing operations (diluted)	$1.74	$1.64	$7.27	$4.47

Net income per share (diluted)	$1.74	$1.64	$7.34	$6.45

Comparison of Results

     In the discussion that follows, the financial effects of certain transactions are disclosed on an after-tax basis. Management reviews segment earnings on an after-tax basis and uses after-tax amounts in its analysis of variances in segment earnings. Management believes that after-tax amounts are a preferable method of explaining variances in earnings, since they show the entire effect of transactions rather than only the pre-tax amounts. After-tax amounts are determined by applying the appropriate income tax rate in each tax jurisdiction to pre-tax amounts.

Exploration and Production

     Exploration and production earnings from continuing operations increased by $31 million in the third quarter and $213 million in the first nine months of 2004 compared with the corresponding periods of 2003. Earnings in the third quarter of 2003 include $30 million of United States income tax benefits relating to foreign exploration activities. Earnings for the first nine months of 2004 and 2003 include after-tax gains on asset sales of $33 million ($23 million before income taxes) and $31 million ($47 million before income taxes), respectively. Earnings for the first nine months of 2004 and 2003 also include after-tax charges of $9 million and $23 million ($15 million and $38 million before income taxes), respectively, for accrued severance and a reduction in leased office space in London.

     After considering the gains on asset sales and other items described above, the remaining changes in exploration and production earnings are primarily attributable to changes in selling prices, sales volumes and operating costs and exploration expenses, as discussed below.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

     Selling prices: Higher average selling prices of crude oil and natural gas increased exploration and production revenues by approximately $142 million in the third quarter and $295 million in the first nine months of 2004 compared with the same periods of 2003. The Corporation’s average selling prices, including the effects of hedging, were as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Crude oil (per barrel)
United States	$28.26	$24.33	$26.41	$23.97
Foreign	26.16	24.72	26.41	24.79
Natural gas liquids (per barrel)
United States	$31.73	$22.00	$28.03	$23.64
Foreign	29.04	23.33	26.98	22.95
Natural gas (per Mcf)
United States	$4.40	$3.53	$4.95	$4.03
Foreign	3.65	2.54	3.80	2.73

     The after-tax impacts of crude oil and U.S. natural gas hedges were opportunity costs of $180 million in the third quarter and $377 million in the first nine months of 2004 compared with opportunity costs of $54 million and $201 million in the same periods of the prior year.

     The Corporation has after-tax deferred hedge losses of $1,047 million recorded in accumulated other comprehensive income. Of this amount, $842 million is unrealized and relates to open hedge positions. The remaining $205 million deferred loss is realized and relates to closed hedge positions. The deferred realized loss will be recognized in earnings as the underlying barrels are sold.

     The Corporation has open hedge positions equal to 70% of its estimated worldwide crude oil production for the fourth quarter of 2004 and 60% of its estimated worldwide crude oil production for 2005. The average price for United States crude oil open hedge positions is $37.12 in 2004 and $31.24 in 2005. The average price for foreign crude oil open hedge positions is $32.14 in 2004 and $29.49 in 2005. In addition to the gains or losses on these open hedge positions, approximately $80 million of the $205 million deferred realized loss will reduce fourth quarter earnings and the remaining deferred realized loss will be recognized in 2005.

     Production and sales volumes: The Corporation’s oil and gas production, on a barrel of oil equivalent basis, was 323,000 barrels per day in the third quarter of 2004 compared with 339,000 barrels per day in the third quarter of 2003. The decrease results primarily from natural field decline and increased maintenance. The Corporation’s oil and gas production in the first nine months of 2004 decreased to

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

340,000 barrels per day from 378,000 barrels per day in 2003. This decline was primarily due to asset sales and exchanges in 2003 and natural field decline. The Corporation anticipates that its average production for the full year of 2004 will be approximately 340,000 barrels of oil equivalent per day. The Corporation’s net daily worldwide production was as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Crude oil (barrels per day)
United States	44	41	41	45
United Kingdom	66	78	74	92
Equatorial Guinea	28	21	26	24
Norway	23	22	26	23
Algeria	22	23	22	19
Denmark	20	24	22	24
Gabon	12	11	12	10
Azerbaijan	2	2	2	2
Indonesia	—	—	—	2
Colombia	—	—	—	4

Total	217	222	225	245

Natural gas liquids (barrels per day)
United States	12	12	12	11
Foreign	8	7	8	9

Total	20	19	20	20

Natural gas (Mcf per day)
United States	164	216	169	266
United Kingdom	224	262	271	303
Norway	25	24	27	26
Denmark	21	30	23	31
Indonesia and Thailand	82	59	85	54

Total	516	591	575	680

Barrels of oil equivalent (per day) (*)	323	339	340	378

Barrels of oil equivalent production included above related to discontinued operations	—	—	—	17

(*) Reflects natural gas production converted based on relative energy content (six Mcf equals one barrel).

     The changes in crude oil and natural gas sales volumes in 2004 compared to the same periods of 2003 resulted in lower income before income taxes of approximately $85 million for the third quarter and $105 million for the first nine months of 2004 compared with the corresponding periods of 2003.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

     Operating costs and exploration expenses: Operating costs and exploration expenses from continuing operations decreased by approximately $18 million in the third quarter of 2004 compared with the corresponding period in the prior year. Depreciation, depletion and amortization charges were lower in the third quarter of 2004 compared with 2003, reflecting lower production volumes and lower unit cost per barrel. Production expenses decreased slightly in the third quarter of 2004; however, on a barrel of oil equivalent basis, unit lifting costs per barrel increased.

     For the first nine months of 2004 compared with the same period of 2003, operating costs and exploration expenses from continuing operations decreased by approximately $130 million. Exploratory drilling was lower in the first nine months of 2004; however, a larger portion of the annual drilling program is scheduled for the fourth quarter. Depreciation, depletion and amortization charges were also lower in the first nine months of 2004 compared with 2003, reflecting lower production volumes and lower unit cost per barrel from changes in the mix of producing fields.

     Other: Foreign currency translation resulted in pre-tax gains of $9 million in the third quarter of 2004 and $11 million in the first nine months of 2004 compared with gains of $2 million and losses of $15 million in the corresponding periods of 2003. Foreign currency gains or losses are included in non-operating income (expense) in the income statement.

     The effective income tax rate for exploration and production operations in the first nine months of 2004 was 46% compared to 52% in the first nine months of 2003.

     The Corporation’s future exploration and production earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes and changes in tax rates.

Refining and Marketing

     Earnings from refining and marketing activities amounted to $85 million in the third quarter of 2004 compared with $89 million in the corresponding period of 2003. For the first nine months of 2004, refining and marketing operations earned $358 million compared with $272 million in 2003. The first nine months of 2003 includes an after-tax loss on the sale of the Corporation’s interest in a shipping joint venture of $20 million ($9 million before income taxes).

     The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), accounted for on the equity method. Additional refining and marketing activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

operations. In the second quarter of 2004, the Corporation invested in a joint venture, Hess LNG L.L.C., to pursue investments in liquified natural gas terminals and related supply, trading and marketing opportunities.

     HOVENSA: The Corporation’s share of HOVENSA’s income, before income taxes, was $75 million in the third quarter of 2004 compared with $43 million in the third quarter of 2003. For the first nine months of 2004, the Corporation’s share of HOVENSA’s income was $223 million compared with $108 million for the first nine months of 2003. HOVENSA’s total crude runs amounted to 488,000 barrels per day in the first nine months of 2004 and 436,000 barrels per day in the first nine months of 2003. In the early part of 2003, crude runs were reduced reflecting interruptions in crude oil deliveries from Venezuela. During the third quarter of 2004, the Corporation received a cash distribution of $88 million from HOVENSA.

     In the third quarter and first nine months of 2004, the Corporation recorded deferred income tax expense in refining and marketing results of $18 million and $29 million, respectively, relating to HOVENSA’s earnings. The Corporation anticipates that for the remainder of the year deferred taxes will be provided on HOVENSA earnings at a rate of approximately 20% to 25%. In 2005, the Corporation expects that deferred taxes will be recorded at the Virgin Islands statutory rate of 38.5%. As of September 30, the Corporation has approximately $200 million of net operating loss carryforwards available to offset its share of future HOVENSA taxable income.

     Earnings from refining and marketing activities also include interest income on the note received from PDVSA at the formation of the joint venture. Interest on the PDVSA note amounted to $19 million in the first nine months of 2004 and $23 million in the same period of 2003. Interest income is recorded in non-operating income in the income statement.

     Retail, Energy Marketing and Other: Results of retail gasoline operations were lower in the third quarter and first nine months of 2004 compared with the corresponding periods of 2003 reflecting lower gasoline margins, although sales volumes increased. Energy marketing earnings were also lower in the third quarter and first nine months of 2004 due to decreased margins compared with 2003. Results of the Port Reading refining facility were lower in the third quarter of 2004 than in the same period of the prior year, but higher in the first nine months of 2004 reflecting changes in margins in each period and a storm related shutdown for 25 days in the third quarter of 2004. Refined product sales volumes were 394,000 barrels per day in the third quarter of 2004 and 427,000 barrels per day in the first nine months of 2004, compared with 390,000 and 417,000 barrels per day in the corresponding periods of 2003.

     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

activities, including its share of the earnings of the trading partnership amounted to income of $11 million ($18 million before income taxes) in the third quarter and $44 million ($75 million before income taxes) in the first nine months of 2004. Trading activities resulted in income of $3 million ($8 million before income taxes) in the third quarter and $15 million ($26 million before income taxes) in the first nine months of 2003.

     Marketing expenses increased in the third quarter and first nine months of 2004, compared with the corresponding periods of the prior year. The increases include employee costs relating to new convenience stores, repairs of storm related damage and increased compensation costs resulting from higher earnings of the trading partnership.

     Refining and marketing earnings will likely continue to be volatile reflecting competitive industry conditions and supply and demand factors, including the effects of weather.

Corporate

     After-tax corporate expenses amounted to $23 million in the third quarter and $49 million in the first nine months of 2004 compared with $25 million and $73 million in the same periods of 2003. The third quarter 2004 amount includes $7 million after tax ($10 million before tax) from incremental pension and benefit costs. The results for the first nine months of 2004 include a non-cash income tax benefit of $13 million resulting from the completion of a prior year United States income tax audit. Corporate expenses in the first nine months of 2003 include after-tax charges of $15 million ($27 million before income taxes) from early repayment of debt.

Interest Expense

     After-tax interest totaled $39 million in the third quarter of 2004 compared with $42 million in the third quarter of 2003. In the first nine months of 2004, after-tax interest amounted to $112 million compared with $132 million in the first nine months of 2003. The corresponding amounts before income taxes were $62 million in the third quarter of 2004, $73 million in the third quarter of 2003, $179 million in the first nine months of 2004 and $224 million in the first nine months of 2003. Interest expense in 2004 was lower than in 2003 due to lower average outstanding debt and higher capitalized interest. Capitalized interest was $41 million in the first nine months of 2004 and $31 million in the first nine months of 2003.

Discontinued Operations

     Income from discontinued operations of $7 million in the first nine months of 2004 reflects the settlement of a previously accrued contingency relating to a foreign exploration and production operation that was disposed of in 2003.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (Continued)

     In the first quarter of 2003, the Corporation exchanged its crude oil producing properties in Colombia (acquired in 2001 as part of the Triton acquisition), plus $10 million in cash, for an additional 25% interest in Block A-18 in the joint development area of Malaysia and Thailand (JDA). The exchange resulted in an after-tax charge to income of $59 million in discontinued operations in the first quarter of 2003. In the second quarter of 2003, the Corporation sold Gulf of Mexico Shelf properties, the Jabung Field in Indonesia and several small United Kingdom fields for $445 million. An after-tax gain from these asset sales of $175 million was included in discontinued operations. Discontinued operations in first nine months of 2003 also include $53 million of income from operations prior to the sales of these assets.

Sales and Other Operating Revenues

     Sales and other operating revenues increased by 19% in the third quarter and 13% in the first nine months of 2004 compared with the corresponding periods of 2003. This increase principally reflects higher selling prices and sales volumes of refined products, partially offset by decreased sales of purchased natural gas in energy marketing. The increase in cost of goods sold also reflects the change in sales volumes of refined products.

Liquidity and Capital Resources

     Overview: Cash flows from operating activities in the first nine months of 2004 totaled $1,649 million, including changes in operating assets and liabilities of $377 million. Cash and short-term investments at September 30, 2004 totaled $1,056 million, an increase of $538 million from year-end. At September 30, 2004, the Corporation’s debt to capitalization ratio was 42.2% compared to 42.5% at December 31, 2003. Total debt was $3,836 million at September 30, 2004 and $3,941 million at December 31, 2003.

     Cash Flows from Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, totaled $1,649 million in the first nine months of 2004 compared with $1,159 million in the first nine months of 2003. This change is primarily due to higher earnings and the timing of cash flows associated with changes in operating assets and liabilities, principally working capital accounts. Operating assets and liabilities increased $377 million in 2004 and decreased $232 million in 2003. During the third quarter of 2004, the Corporation received a cash distribution of $88 million from HOVENSA.

     Cash Flows from Investing Activities: Capital expenditures in the first nine months of 2004 were $1,092 million of which $1,047 million related to exploration and production activities. Capital expenditures in the same period of 2003 were $1,015 million, including $958 million for exploration and production. Proceeds from asset and investment sales totaled $53 million in 2004 and $525 million in 2003.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

     Cash Flows from Financing Activities: The Corporation reduced debt by $106 million during the first nine months of 2004. Debt reduction in the first nine months of 2003 was $502 million. Dividends paid were $145 million in the first nine months of 2004 compared with $108 million in the same period of the prior year. The increase was due to dividends on the 7% preferred stock issued in the fourth quarter of 2003. During the first nine months of 2004, the Corporation received proceeds from the exercise of stock options totaling $85 million.

     Future Capital Requirements and Resources: Capital expenditures excluding acquisitions, if any, for the remainder of 2004 are currently estimated to be approximately $450 million. The Corporation anticipates that available cash and cash flow from operations will fund these expenditures.

     At September 30, 2004, the Corporation had a $1.5 billion credit facility under its committed revolving credit agreement. During the third quarter, the Corporation entered into an amendment of this agreement that permits the Corporation to request the issuance of letters of credit up to $1.5 billion. The Corporation’s revolving credit agreement expires in 2006; however, the Corporation anticipates that it will enter into a new committed facility before the existing facility expires. The Corporation also has a shelf registration under which it may issue $825 million of additional debt securities, warrants, common stock or preferred stock.

     With higher crude oil prices, the Corporation’s collateral requirements under certain contracts with hedging and trading counterparties have increased. The Corporation used letters of credit from the credit facility and uncommitted lines to meet these collateral requirements. Outstanding letters of credit increased to $1,627 million at September 30, 2004 compared with $229 million at December 31, 2003. At September 30, the Corporation has used $762 million of the $1.5 billion facility for letters of credit. The amount of the credit line remaining is $738 million.

     Loan agreement covenants allow the Corporation to borrow an additional $4.9 billion for the construction or acquisition of assets at September 30, 2004. At September 30, 2004, the maximum amount of dividends that can be paid from borrowings under the loan agreements is $1.8 billion.

     Prior to June 30, 1986, the Corporation had extensive exploration and production operations in Libya; however, U.S. Government sanctions required suspension of participation in these operations. The Corporation wrote off the book value of its Libyan assets in connection with the cessation of operations. On February 24, 2004, the Corporation received U.S. Government authorization to negotiate and enter into an executory agreement with the government of Libya that would define the terms for resuming active participation in the Libyan properties. On April 29, 2004, the U.S. Government lifted most of the sanctions imposed on Libya. It has also taken the necessary steps to have the Iran-Libya Sanctions Act of 1976 terminated by Congress with respect to Libya. As a result, the Corporation

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

and its partners will be able to resume operations in Libya if they are able to reach a successful conclusion to ongoing commercial negotiations. If these negotiations are successful, management anticipates capital expenditures will likely increase over the current plan.

     In the fourth quarter of 2004, the President signed the American Jobs Creation Act (the Act), which will allow corporations to repatriate foreign earnings at an effective income tax rate of 5.25%. The Corporation is evaluating the repatriation provisions of the Act. The maximum amount that the Corporation could repatriate under the Act is $1.9 billion. The Corporation has not determined the amount, if any, of such repatriation. A repatriation of earnings would result in an additional income tax charge on the amount remitted.

     Credit Ratings: In the first quarter of 2004, two credit rating agencies downgraded their ratings of the Corporation’s debt. One of the revised ratings was below investment grade. If an additional rating agency were to reduce its credit rating below investment grade, the incremental margin requirements at September 30, 2004 would be approximately $30 million.

     Other: In connection with the sale of six vessels in 2002, the Corporation agreed to support the buyer’s charter rate on these vessels for up to five years. The support agreement requires that if the actual contracted rate for the charter of a vessel is less than the stipulated support rate in the agreement, the Corporation will pay to the buyer the difference between the contracted rate and the stipulated rate. The balance in the charter support reserve at January 1, 2004 was $32 million. During the first nine months of 2004, the Corporation made net payments of $3 million for charter support, reducing the reserve to $29 million.

     At December 31, 2003, the Corporation had an accrual of $38 million for severance and leased office space in London. During the first nine months of 2004, $15 million of additional pre-tax costs were accrued and $16 million of payments were made. The September 30, 2004 accrual for severance and office lease costs is $37 million. Additional accruals for lease costs of approximately $20 million before income taxes are anticipated in 2005.

     Off-Balance Sheet Arrangements: The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $464 million at September 30, 2004. The Corporation’s September 30, 2004 debt to capitalization ratio would increase from 42.2% to 45.0% if the leases were included as debt.

     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil and feedstock purchases from suppliers other than PDVSA. The amount of the Corporation’s guarantee fluctuates based on the volume of crude oil purchased and related prices. At September 30, 2004, the guarantee totaled $220 million. In addition, the Corporation has agreed to provide funding up to a maximum of $40

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (Continued)

million to the extent HOVENSA does not have funds to meet its senior debt obligations.

     In the first quarter of 2004, the Corporation guaranteed its share of an investee’s borrowings to finance construction of an oil pipeline. The amount guaranteed is approximately $43 million. The guarantee will be in place through the end of the pipeline’s construction, which the Corporation expects to be in 2006.

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

     Quantitative Measures: The Corporation uses value-at-risk and other limits to monitor and control commodity risk within its trading and non-trading activities. The value-at-risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. The potential change in fair value based on commodity price risk is presented in the non-trading and trading sections below.

     Non-Trading: The Corporation’s non-trading activities include hedging of crude oil and natural gas production. Futures and swaps are used to fix the selling prices of a portion of the Corporation’s future production and the related gains or losses are an integral part of the Corporation’s selling prices. As of September 30, the Corporation has open hedge positions equal to 70% of its estimated worldwide crude oil production for the period from October 1 to December 31, 2004 and 60% of its estimated 2005 worldwide crude oil production. The average price for West Texas Intermediate crude oil (WTI) related open hedge positions is $37.12 in 2004 and $31.24 in 2005. The average price for Brent crude oil related open hedge positions is $32.14 in 2004 and $29.49 in 2005. Approximately 20% of the Corporation’s hedges are WTI related and the remainder is Brent. In addition, the Corporation has 24,000 barrels per day of Brent related crude oil production hedged from 2006 through 2012 at an average price of $26.20 per barrel. As market conditions change, the Corporation may adjust its hedge percentages.

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosure (Continued)

     Because the selling price of crude oil has increased since the beginning of the year, accumulated other comprehensive income (loss) at September 30, 2004 includes after-tax deferred losses of $1,047 million ($205 million of realized losses and $842 million of unrealized losses) related to crude oil and natural gas contracts used as hedges of exploration and production sales. Realized losses in accumulated other comprehensive income represent losses on closed contracts that are deferred until the underlying barrels are sold. Approximately $80 million of the realized loss will reduce fourth quarter earnings and the remainder will be recognized in 2005. The pre-tax amount of all deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

     The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures and swaps to fix the purchase prices of commodities to be sold under fixed-price sales contracts.

     The Corporation estimates that at September 30, 2004, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $111 million ($44 million at December 31, 2003). The results may vary from time to time as hedge levels and oil and gas prices change.

     Trading and Risk Management: The trading partnership in which the Corporation has a 50% voting interest trades energy commodities and derivatives. The accounts of the partnership are consolidated with those of the Corporation. The Corporation also takes trading positions for its own account. These strategies are primarily proprietary position management. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.

     In trading activities, the Corporation is exposed to changes in crude oil, natural gas and refined product prices, primarily in North America and Europe. Trading positions may include futures, forwards, swaps and options. In some cases, physical purchase and sale contracts are used as trading instruments and are included in the trading results.

     Gains or losses from sales of physical products are recorded at the time of sale. Derivative trading transactions are marked-to-market and are reflected in income currently. Total realized gains for the first nine months of 2004 amounted to $112 million ($35 million of realized gains for the first nine months of 2003). The following table provides an assessment of the factors affecting the changes in fair value of trading activities and represents 100% of the trading partnership and other trading activities (in millions):

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosure (Continued)

	2004	2003
Fair value of contracts outstanding at January 1	$67	$36
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at September 30	76	32
Reversal of fair value for contracts closed during the period	(15)	(20)
Fair value of contracts entered into during the period	65	56

Fair value of contracts outstanding at September 30	$193	$104

     The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The sources of fair value at September 30, 2004 follow (in millions):

		Instruments Maturing
					2007
					and
	Total	2004	2005	2006	2008
Prices actively quoted	$59	$(3)	$22	$37	$3
Other external sources	137	23	52	41	21
Internal estimates	(3)	—	(3)	—	—

Total	$193	$20	$71	$78	$24

     The Corporation estimates that at September 30, 2004, the value-at-risk for trading activities, including commodities, was $14 million ($7 million at December 31, 2003). The results may change from time to time.

     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit rating of counterparties at September 30 (in millions):

Investment grade determined by outside sources	$411
Investment grade determined internally*	152
Less than investment grade	61

Total	$624

     *Based on information provided by counterparties and other available sources.

PART I - FINANCIAL INFORMATION (CONT’D.)

Forward-Looking Information

     Certain sections of Management’s Discussion and Analysis of Results of Operations and Financial Condition, including references to the Corporation’s future results of operations and financial position, liquidity and capital resources, capital expenditures, oil and gas production, tax rates, debt repayment, hedging, derivative and market risk disclosures and off-balance sheet arrangements include forward-looking information. Forward-looking disclosures are based on the Corporation’s current understanding and assessment of these activities and reasonable assumptions about the future. Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Market Risk Disclosure.”

Item 4. Controls and Procedures

     Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d - 14(c)) as of September 30, 2004, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2004.

     There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls after September 30, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about July 15, 2004, Hess Oil Virgin Islands Corp. (“HOVIC”), a wholly owned subsidiary of Registrant, and HOVENSA L.L.C., in which Registrant owns a 50% interest, each received a letter from the Commissioner of the Virgin Islands Department of Planning and Natural Resources and Natural Resources Trustee, advising of the Trustee’s intention to bring suit against HOVIC and HOVENSA under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). The letter alleges that HOVIC and HOVENSA are potentially responsible for damages to natural resources arising from releases of hazardous substances from the “HOVENSA Oil Refinery.” HOVENSA currently owns and operates a petroleum refinery on the south shore of St. Croix, United States Virgin Islands, which had been operated by HOVIC until October 1998. The letter does not specify the basis for the claim or a claimed damage amount. If an action is brought, Registrant and HOVENSA intend to vigorously defend it.

PART II - OTHER INFORMATION (CONT’D.)

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

4(1)	Amendment dated as of August 31, 2004 to the Third Amended and Restated Credit Agreement dated as of January 23, 2001 among Registrant and lenders party thereto.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

b.	Reports on Form 8-K

During the three months ended September 30, 2004, Registrant filed two reports on Form 8-K:

(i)	a filing dated July 28, 2004 reporting under Items 7 and 12 a news release dated July 28, 2004 reporting results for the second quarter of 2004 and under Items 7 and 9 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Amerada Hess Corporation at a public conference call held July 28, 2004; and

(ii)	a filing dated August 31, 2004 reporting under Item 1.01 that the Corporation entered into an amendment of a credit agreement establishing a letter of credit facility that permits the Corporation to request letters of credit under the agreement.

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

Date: November 5, 2004