Form 10-K
period 2004-12-31
AMERADA HESS CORP
filed 2005-03-14
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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
None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $6,163,000,000 as of June 30, 2004.
      At December 31, 2004, 91,715,180 shares of Common Stock were outstanding.
      Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 4, 2005.

AMERADA HESS CORPORATION
Form 10-K

PART I

Items 1 and 2.	Business and Properties
      Amerada Hess Corporation (the Registrant) is a Delaware corporation, incorporated in 1920. The Registrant and its subsidiaries (collectively referred to as the “Corporation”) explore for, produce, purchase, transport and sell crude oil and natural gas. These exploration and production activities take place in the United States, United Kingdom, Norway, Denmark, Equatorial Guinea, Algeria, Gabon, Indonesia, Thailand, Azerbaijan, Malaysia and other countries. The Corporation also manufactures, purchases, trades and markets refined petroleum and other energy products. The Corporation owns 50% of a refinery joint venture in the United States Virgin Islands, and another refining facility, terminals and retail gasoline stations located on the East Coast of the United States.
Exploration and Production
      At December 31, 2004, the Corporation had 646 million barrels of proved crude oil and natural gas liquids reserves, the same as at the end of 2003. Proved natural gas reserves were 2,400 million Mcf at December 31, 2004 compared with 2,332 million Mcf at December 31, 2003. Proved reserves at December 31, 2004 include 37% and 52%, respectively, of crude oil and natural gas reserves held under production sharing contracts. Of the total proved reserves (on a barrel of oil equivalent basis), 17% are located in the United States, 39% are located in the United Kingdom, Norwegian and Danish sectors of the North Sea, 17% are located in Africa and the remainder are located in Indonesia, Thailand, Malaysia and Azerbaijan. On a barrel of oil equivalent basis, 38% of the Corporation’s December 31, 2004 worldwide proved reserves are undeveloped (32% in 2003). Most of the proved undeveloped reserves relate to properties being developed in Africa and Asia.
      Worldwide crude oil and natural gas liquids production amounted to 246,000 barrels per day in 2004 compared with 259,000 barrels per day in 2003. Worldwide natural gas production was 575,000 Mcf per day in 2004 compared with 683,000 Mcf per day in 2003. On a barrel of oil equivalent basis, production from continuing operations was 342,000 barrels per day in 2004 compared with 360,000 barrels per day in 2003. The Corporation presently estimates that its 2005 barrel of oil equivalent production will be approximately 350,000 barrels per day. The Corporation is developing a number of oil and gas fields and has an inventory of domestic and foreign exploration prospects.
      Worldwide crude oil and natural gas production was as follows:

	2004	2003

Worldwide Crude Oil, Natural Gas Liquids and Natural Gas
Crude oil (thousands of barrels per day)
United States	44	44
United Kingdom	70	89
Norway	27	24
Equatorial Guinea	26	22
Algeria	23	19
Denmark	22	24
Gabon	12	11
Azerbaijan	2	2
Indonesia	—	1
Colombia	—	3

Total	226	239

	2004	2003

Natural gas liquids (thousands of barrels per day)
United States	12	11
United Kingdom	5	6
Norway	1	1
Indonesia and Thailand	2	2

Total	20	20

Natural gas (thousands of Mcf per day)
United States	171	253
United Kingdom	268	312
Norway	27	26
Denmark	24	29
Indonesia and Thailand	85	63

Total	575	683

Barrels of oil equivalent*	342	373**

*	Reflects natural gas production converted on the basis of relative energy content (six Mcf equals one barrel).

**	Includes production from properties classified as discontinued operations of 13 thousand barrels of oil equivalent per day.
     United States. Amerada Hess Corporation operates mainly offshore in the Gulf of Mexico and onshore in Texas, Louisiana and North Dakota. During 2004, 23% of the Corporation’s crude oil and natural gas liquids production and 30% of its natural gas production were from United States operations.
      The table below sets forth the Corporation’s average daily net production by area in the United States:

	2004	2003

Crude Oil, Including Condensate and Natural Gas Liquids (thousands of barrels per day)
Gulf of Mexico	26	23
North Dakota	13	13
Texas	11	11
Louisiana	4	5
New Mexico	2	3

Total	56	55

Natural Gas (thousands of Mcf per day)
Gulf of Mexico	80	117
North Dakota	45	58
Louisiana	31	58
New Mexico	9	9
Texas	6	11

Total	171	253

Barrels of Oil Equivalent (thousands of barrels per day)	84	97

      The Llano Field on Garden Banks Blocks 385 and 386 in the Gulf of Mexico commenced production in April and the Corporation’s 50% interest is currently averaging approximately 20,000 barrels of oil equivalent per day. Additional appraisal drilling is planned for the Shenzi prospect (AHC 28%) on Green Canyon

Block 654 in the deepwater Gulf of Mexico. Further appraisal drilling is also planned for the Tubular Bells discovery (AHC 20%) on Mississippi Canyon Block 725 in the deepwater Gulf of Mexico.
      At December 31, 2004, the Corporation has interests in approximately 376 exploration blocks in the Gulf of Mexico of which it operates 260. The Corporation has 1,341,000 net undeveloped acres in the Gulf of Mexico.
      United Kingdom. The Corporation’s activities in the United Kingdom are conducted by its wholly-owned subsidiary, Amerada Hess Limited. During 2004, 30% of the Corporation’s crude oil and natural gas liquids production and 47% of its natural gas production were from United Kingdom operations.
      The table below sets forth the Corporation’s average daily net production in the United Kingdom by field and the Corporation’s interest in each at December 31, 2004:

Producing Field	Interest	2004	2003

Crude Oil, Including Condensate and Natural Gas Liquids (thousands of barrels per day)
Beryl/ Ness/ Nevis/ Buckland/ Skene	22.22/22.22/37.35/14.07/9.07%	16	19
Schiehallion	15.67	14	16
Bittern	28.28	13	15
Fife/ Fergus/ Flora/ Angus	85.00/65.00/85.00/85.00	10	14
Scott/ Telford	20.95/17.42	8	14
Ivanhoe/ Rob Roy/ Hamish	76.56	4	5
Hudson	28.00	3	4
Other	Various	7	8

Total		75	95

Natural Gas (thousands of Mcf per day)
Easington Catchment Area	28.84%	77	84
Everest/ Lomond	18.67/16.67	54	61
Beryl/ Ness/ Nevis/ Buckland	22.22/22.22/37.35/14.07	47	52
Indefatigable/ Leman	23.08/21.74	41	47
Davy/ Bessemer	27.78/23.08	19	31
Scott/ Telford	20.95/17.42	12	18
Other	Various	18	19

Total		268	312

Barrels of Oil Equivalent (thousands of barrels per day)		120	147

      Production from the Clair Field (AHC 9.29%) commenced in early 2005. The Atlantic (AHC 25%) and Cromarty (AHC 90%) natural gas fields are also being developed. These fields are expected to produce at an annualized rate of approximately 25,000 barrels of oil equivalent per day when they are onstream in 2006.
      During 2003, the Corporation exchanged 14% interests in the Scott and Telford fields for an additional 22.5% interest in the Llano Field in the Gulf of Mexico. In addition, Amerada Hess Limited exchanged its 25% shareholding interest in Premier Oil plc, for a 23% interest in Natuna Sea Block A in Indonesia.
      Norway. The Corporation’s activities in Norway are conducted through its wholly-owned Norwegian subsidiary, Amerada Hess Norge A/ S. Norwegian operations accounted for crude oil and natural gas liquids production of 28,000 barrels per day in 2004 and 25,000 barrels per day in 2003. Natural gas production averaged 27,000 Mcf per day in 2004 and 26,000 Mcf per day in 2003. Substantially all of the Norwegian

production is from the Corporation’s 28.09% interest in the Valhall Field. Drilling for the enhanced-recovery waterflood project in the Valhall Field is scheduled to commence in 2005.
      Denmark. Amerada Hess ApS, the Corporation’s wholly-owned Danish subsidiary, operates the South Arne Field. Net crude oil production from the Corporation’s 57.48% interest in the South Arne Field was 22,000 barrels of crude oil per day in 2004 and 24,000 barrels of crude oil per day in 2003. Natural gas production was 24,000 Mcf and 29,000 Mcf per day in 2004 and 2003, respectively.
      Equatorial Guinea. The Corporation has interests in production sharing contracts covering three offshore blocks. Net crude oil production from the Corporation’s 85% interest in the Ceiba Field averaged 26,000 barrels of crude oil per day in 2004 and 22,000 barrels per day in 2003. The development plan for the Okume Complex, formerly referred to as Northern Block G, received government approval during 2004. Most of the major contracts for construction have been authorized and development drilling will begin in 2006. First production from the Okume Complex is expected in early 2007.
      Malaysia — Thailand. In 2003, the Corporation exchanged its oil and gas assets in Colombia for an additional 25% interest in long-lived natural gas reserves in the joint development area of Malaysia and Thailand (JDA), bringing the Corporation’s interest to 50%. In 2004, the Corporation negotiated additional gas sales covering Block A-18 in the JDA, which will result in production growth in the future. First production from the field under the original gas sales agreement commenced in early 2005.
      Algeria. The Corporation has a 49% interest in a venture with the Algerian national oil company that is redeveloping three oil fields. The Corporation’s share of production averaged 23,000 and 19,000 barrels of crude oil per day in 2004 and 2003, respectively. During 2004, the second phase of the project to redevelop these fields was approved, resulting in an increased investment commitment of approximately $400 million.
      Gabon. Amerada Hess Production Gabon, the Corporation’s 77.5% owned Gabonese subsidiary, has a 10% interest in the Rabi Kounga Field and interests in two other Gabonese fields. The Corporation’s share of production averaged 12,000 net barrels of crude oil per day in 2004 and 11,000 barrels per day in 2003.
      Indonesia. During 2003, the Corporation acquired a 23% interest in the Natuna Sea Block A production sharing contract in exchange for its shares of Premier Oil plc. Natural gas production in Indonesia increased to 32,000 Mcf per day in 2004 from 11,000 Mcf per day in 2003. In December 2004, the Ujung Pangkah gas sales agreement was approved and gas sales are expected to commence by early 2007.
      Thailand. The Corporation has a 15% interest in the Pailin gas field offshore Thailand. Net production from the Corporation’s interest averaged 53,000 Mcf and 52,000 Mcf of natural gas per day in 2004 and 2003, respectively. An onshore discovery on Phu Horm Block E5N (AHC 35%) has been successfully appraised and is now in the permitting process. It is expected that this project will be approved in 2005 with first production in 2007.
      Azerbaijan. The Corporation has a 2.72% interest in the AIOC Consortium in the Caspian Sea. Net production from its interest averaged 2,000 barrels of crude oil per day in 2004 and 2003. Phase three of the development of the Azeri, Chirag and Guneshli Fields was approved in 2004 and will result in increased production in the future. The Corporation also holds a 2.36% interest in the BTC Pipeline.
Refining and Marketing
      Refining. The Corporation owns a 50% interest in the HOVENSA refining joint venture in the United States Virgin Islands with a subsidiary of Petroleos de Venezuela S.A. (PDVSA). In addition, it owns and operates a refining facility in Port Reading, New Jersey.
      HOVENSA. HOVENSA’s total crude runs amounted to 484,000 barrels per day in 2004 and 440,000 barrels per day in 2003. The fluid catalytic cracking unit at HOVENSA operated at the rates of 139,000 and 142,000 barrels per day in 2004 and 2003, respectively. The coking unit at HOVENSA operated at the rate of 55,000 barrels per day in 2004 and 53,000 barrels per day in 2003. The coker permits HOVENSA to run lower-cost heavy crude oil. HOVENSA has a long-term supply contract with PDVSA to purchase 115,000 barrels per day of Venezuelan Merey heavy crude oil. PDVSA also supplies 155,000 barrels per day of Venezuelan Mesa medium gravity crude oil to HOVENSA under a long-term crude oil supply contract. The remaining crude oil requirements are purchased mainly under contracts of one year or less from third parties and through spot purchases on the open market. After sales of refined products by HOVENSA to third parties, the Corporation purchases 50% of HOVENSA’s remaining production at market prices.
      Port Reading Facility. The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey. This facility processes vacuum gas oil and residual fuel oil and operated at a rate of approximately 52,000 barrels per day in 2004 and 54,000 barrels per day in 2003. Substantially all of Port Reading’s production is gasoline and heating oil.
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
      The Corporation has 1,254 HESS® gasoline stations at December 31, 2004, of which approximately 67% are company operated. The Corporation has 941 convenience stores at its gasoline stations. In early 2004, a 50% owned joint venture acquired a chain of gasoline stations, adding approximately 50 HESS® retail outlets. Most of the Corporation’s gasoline stations are in New York, New Jersey, Pennsylvania, Florida, Massachusetts and North and South Carolina. The Corporation owns approximately 50% of the properties on which the stations are located.
      The Corporation has 22 terminals with an aggregate storage capacity of 21 million barrels in its East Coast marketing areas.
      Refined product sales averaged 428,000 barrels per day in 2004 and 419,000 barrels per day in 2003. Of total refined products sold in 2004, approximately 54% was obtained from HOVENSA and Port Reading. The Corporation purchased the balance from others under short-term supply contracts and by spot purchases from various sources.
      In June 2004, the Corporation formed a 50% owned joint venture, Hess LNG, which will pursue investments in liquefied natural gas (LNG) terminals and related supply, trading and marketing opportunities. The joint venture is pursuing development of an LNG terminal project located in Fall River, Massachusetts.
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
      The petroleum business involves large-scale capital expenditures and risk-taking. In the search for new oil and gas reserves, long lead times are often required from successful exploration to subsequent production. Operations in the petroleum industry are dependent upon a depleting natural resource. The number of areas where it can be expected that hydrocarbons will be discovered in commercial quantities is constantly diminishing and exploration risks are high. Areas where hydrocarbons may be found are often in remote locations or offshore where exploration and development activities are capital intensive and operating costs are high.

      The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries (OPEC), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production and other matters has a significant impact on oil markets and the Corporation. The derivatives markets are also important in influencing the selling prices of crude oil, natural gas and refined products. The Corporation cannot predict the extent to which future market conditions may be affected by foreign oil producing countries, the derivatives markets or other external influences.
Other Items
      Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, and changes in import regulations, as well as other political developments may affect the Corporation’s operations. The Corporation has been affected by certain of these events in various countries in which it operates. The Corporation markets motor fuels through lessee-dealers and wholesalers in certain states where legislation prohibits producers or refiners of crude oil from directly engaging in retail marketing of motor fuels. Similar legislation has been periodically proposed in the U.S. Congress and in various other states. The Corporation, at this time, cannot predict the effect of any of the foregoing on its future operations.
      Compliance with various existing environmental and pollution control regulations imposed by federal, state and local governments is not expected to have a material adverse effect on the Corporation’s earnings and competitive position within the industry. The Corporation spent $12 million in 2004 for environmental remediation, with a comparable amount anticipated for 2005. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $1 million in 2004 and the Corporation anticipates approximately $35 million in 2005. Regulatory changes already made or anticipated in the United States will alter the composition and emissions characteristics of motor fuels. Future capital expenditures necessary to comply with these regulations will be substantial. The Environmental Protection Agency has adopted rules that limit the amount of sulfur in gasoline and diesel fuel. Capital expenditures necessary to comply with the low-sulfur gasoline requirements at Port Reading are estimated to be approximately $70 million over the next two years. Capital expenditures to comply with low-sulfur gasoline and diesel fuel requirements at HOVENSA are currently expected to be approximately $400 million over the next two years, $50 million of which has already been spent. HOVENSA expects to finance these capital expenditures through cash flow and, if necessary, future borrowings.
      The number of persons employed by the Corporation averaged 11,119 in 2004 and 11,481 in 2003.
      The Corporation’s Internet address is www.hess.com. On its website, the Corporation makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files with or furnishes such material to the Securities and Exchange Commission. Copies of the Corporation’s Code of Business Conduct and Ethics, its Corporate Governance Guidelines and the charters of the Audit Committee, the Compensation and Management Development Committee and the Corporate Governance and Nominating Committee of the Board of Directors are available on the Corporation’s website and are also available free of charge upon request to the Secretary of the Corporation at its principal executive offices. The Corporation has also filed with the New York Stock Exchange (NYSE) its annual certification that the Corporation’s chief executive officer is unaware of any violation of the NYSE’s corporate governance standards.
Oil and Gas Reserves
      The Corporation’s net proved oil and gas reserves at the end of 2004, 2003 and 2002 are presented under Supplementary Oil and Gas Data in the accompanying financial statements.
      During 2004, the Corporation provided oil and gas reserve estimates for 2003 to the Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.
      The Corporation has no contracts or agreements to sell fixed quantities of its crude oil production, although derivative instruments are used to reduce the effects of changes in selling prices. In the United States, natural gas is sold to local distribution companies, and commercial, industrial and other purchasers, on a spot basis and under contracts for varying periods. The Corporation’s United States production is expected to approximate 55% of its 2005 sales commitments under long-term contracts that total approximately 275,000 Mcf per day. Natural gas sales commitments for 2006 are expected to be comparable. The Corporation attempts to minimize price and supply risks associated with its United States natural gas supply commitments by entering into purchase contracts with third parties having adequate sources of supply, on terms substantially similar to those under its commitments.
Average selling prices and average production costs

	2004	2003	2002

Average selling prices (Note A)
Crude oil, including condensate and natural gas liquids (per barrel)
United States	$27.87	$24.13	$22.48
Europe	26.24	24.58	24.84
Africa	26.35	25.43	23.89
Asia and other	38.36	28.49	20.84
Average	26.86	24.73	24.07
Natural gas (per Mcf)
United States	$5.18	$4.02	$3.72
Europe	3.96	3.00	2.15
Africa, Asia and other	3.90	3.10	3.15
Average	4.31	3.34	2.88

Average production (lifting) costs per barrel of oil equivalent produced (Note B)
United States	$6.42	$5.90	$5.19
Europe	6.35	5.49	4.88
Africa	7.72	8.96	5.47
Asia and other	6.05	4.54	4.40
Average	6.59	6.06	5.04

     Note A: Includes inter-company transfers valued at approximate market prices and the effect of the Corporation’s hedging activities.
     Note B: Production (lifting) costs consist of amounts incurred to operate and maintain the Corporation’s producing oil and gas wells, related equipment and facilities (including lease costs of floating production and storage facilities) and production and severance taxes. The average production costs per barrel of oil equivalent reflect the crude oil equivalent of natural gas production converted based on the basis of relative energy content (six Mcf equals one barrel).
     The foregoing tabulation does not include substantial costs and charges applicable to finding and developing proved oil and gas reserves, nor does it reflect the costs of related general and administrative expenses, interest expense and income taxes.

Gross and net undeveloped acreage at December 31, 2004

	Undeveloped
	Acreage (Note A)

	Gross	Net

	(In thousands)
United States	1,896	1,371
Europe	5,894	2,498
Africa	4,230	2,029
Asia and other	8,870	2,737

Total (Note B)	20,890	8,635

     Note A: Includes acreage held under production sharing contracts.
     Note B: Approximately two-thirds of net undeveloped acreage held at December 31, 2004 will expire during the next three years.
Gross and net developed acreage and productive wells at December 31, 2004

	Developed		Productive Wells (Note A)
	Acreage
	Applicable to
	Productive Wells		Oil		Gas

	Gross	Net	Gross	Net	Gross	Net

	(In thousands)
United States	1,580	436	2,845	646	223	166
Europe	714	200	321	77	154	35
Africa	294	128	154	51	—	—
Asia and other	2,839	1,027	22	2	238	35

Total	5,427	1,791	3,342	776	615	236

     Note A: Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 71 gross wells and 52 net wells.

Number of net exploratory and development wells drilled

	Net Exploratory			Net Development
	Wells			Wells

	2004	2003	2002	2004	2003	2002

Productive wells
United States	4	2	11	32	19	26
Europe	—	—	2	5	7	5
Africa	1	2	6	12	7	8
Asia and other	1	1	2	2	5	17

Total	6	5	21	51	38	56

Dry holes
United States	1	3	3	—	1	4
Europe	1	2	1	1	1	—
Africa	2	4	4	1	2	1
Asia and other	1	—	3	1	—	—

Total	5	9	11	3	4	5

Total	11	14	32	54	42	61

Number of wells in process of drilling at December 31, 2004

	Gross	Net
	Wells	Wells

United States	10	6
Europe	3	—
Africa	4	2
Asia and other	3	1

Total	20	9

Number of waterfloods and pressure maintenance projects in process of installation at December 31, 2004 — 1

Item 3.	Legal Proceedings
      Purported class actions consolidated under the complaint captioned In re Amerada Hess Corporation Securities Litigation are pending in the United States District Court for the District of New Jersey, against certain executive officers and former executive officers of the Registrant alleging that these individuals sold shares of Registrant’s common stock in advance of Registrant’s acquisition of Triton Energy Limited (Triton) in 2001 in violation of federal securities laws. In April 2003, the Registrant and the other defendants filed a motion to dismiss for failure to state a claim and failure to plead fraud with particularity. On March 31, 2004, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs were granted leave to file an amended complaint. Plaintiffs filed an amended complaint in June 2004. In August 2004, defendant moved to dismiss the plaintiffs amended complaint. This motion is currently pending with the District Court. Two other purported class actions, based in large part on the same factual background, were commenced in May and August 2003 and were consolidated under a complaint captioned Falk et. al. v. Amerada Hess Corporation, et. al. in the United States District Court for the District of New Jersey against certain named executive officers, certain directors and former directors and certain employees of Registrant on behalf of participants in the

Registrant’s savings and stock bonus plans, alleging that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act, resulting in losses to participants in the plan who held shares of the Registrant’s common stock. Registrant and the other defendants moved to dismiss these actions in December 2003. This motion was denied by the District Court in May 2004. Registrant has reached a tentative settlement of these actions, subject to approval of the District Court. The Registrant is advancing expenses to these individuals in accordance with its By-Laws to defend these actions. Based on current legal and factual circumstances, Registrant does not believe these actions will have a material adverse effect on its financial condition.
      Registrant has been served with a complaint from the New York State Department of Environmental Conservation (DEC) relating to alleged violations at its petroleum terminal in Brooklyn, New York. The complaint, which seeks an order to shut down the terminal and penalties in unspecified amounts, alleges violations involving the structural integrity of certain tanks, the erosion of shorelines and bulkheads, petroleum discharges and improper certification of tank repairs. DEC is also seeking relief relating to remediation of certain gasoline stations in the New York metropolitan area. Registrant believes that many of the allegations are factually inaccurate or based on an incorrect interpretation of applicable law. Registrant has already addressed the primary conditions discussed in the complaint. Registrant intends to vigorously contest the complaint, but is involved in settlement discussions with DEC.
      Over the last several years, many refiners have entered into consent agreements to resolve EPA’s assertions that refining facilities were modified or expanded without complying with New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations that impose emissions control requirements. These consent agreements, which arise out of an EPA enforcement initiative focusing on petroleum refiners and utilities, have typically imposed substantial civil fines and penalties and required significant capital expenditures to install emissions control equipment. EPA contacted Registrant and HOVENSA L.L.C. (HOVENSA), its 50% owned joint venture with Petroleos de Venezuela, regarding the petroleum refinery initiative in August 2003 and held an initial meeting in October 2003. While EPA has not made any specific assertions that the Registrant or HOVENSA violated the New Source Review regulations, the Registrant and HOVENSA expect to have further discussions with EPA regarding the petroleum refining initiative.
      In June 2001, the Corporation voluntarily investigated and disclosed to the New Jersey Department of Environmental Protection (NJDEP) that there was a calculation error in the program code of the Port Reading refining facility’s Wet Gas Scrubber (WGS) Continuous Emissions Monitoring System (CEM). The error in the code resulted in the CEM system under calculating CO, NOx and SO2 emissions from the WGS beginning in late 1998 and some exceedances of the permit limits for NOx. After discovery, the code error was promptly corrected. In November 2003, the Corporation received a notice of violation from the NJDEP relating to the CEM coding error that proposes a fine of $649,600, subsequently revised to $319,600. The Corporation is engaging in settlement discussions with NJDEP to resolve this matter, particularly as regards to a reduction in the revised penalty to reflect the voluntary self-disclosure of the issue.
      The Registrant, along with other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of the methyl tertiary butyl ether (MTBE) in gasoline. A series of substantially identical lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produce gasoline containing MTBE, including Registrant. These cases have been consolidated in the Southern District of New York. The principal allegation is that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. Additional property damage and personal injury lawsuits and claims related to the use of MTBE are expected. Prior class action product liability based litigation involving MTBE in gasoline has been resolved without a material effect on the Registrant. While the damages claimed in these actions are substantial, Registrant has no reason to believe, based on factual and legal circumstances currently known to the Registrant, that these actions will have a material adverse effect on its financial condition. However, these actions are in their preliminary stages, and the factual and legal circumstances may change.

      In April 2003, HOVENSA received a notice of violation from the Virgin Islands Department of Planning and Natural Resources (DPNR), relating to certain alleged wastewater permit exceedances occurring in 2001 and 2002 at HOVENSA. The notice proposes a fine of $219,000 and requires corrective actions to address the alleged violations. HOVENSA is engaging in settlement discussions with DPNR to resolve this matter.
      The Registrant periodically receives notices from EPA that it is a “potential responsible party” under the Superfund legislation with respect to various waste disposal sites. Under this legislation, all potentially responsible parties are jointly and severally liable. For certain sites, EPA’s claims or assertions of liability against the Corporation relating to these sites have not been fully developed. With respect to the remaining sites, EPA’s claims have been settled, or a proposed settlement is under consideration, in all cases for amounts that are not material. The ultimate impact of these proceedings, and of any related proceedings by private parties, on the business or accounts of the Corporation cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but is not expected to be material.
      Registrant is one of approximately 40 companies that have received a directive from the New Jersey Department of Environmental Protection to remediate contamination in the sediments of the lower Passaic River and NJDEP is also seeking natural resource damages. The directive, insofar as it affects Registrant, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey now owned by Registrant. EPA has also issued an order relating to the same contamination. The costs of remediation of the Passaic River are preliminary, but NJDEP has estimated them at approximately $900 million. Based on currently known facts and circumstances, Registrant does not believe that this matter will result in material liability because its terminal could not have contributed contamination along most of the river’s length and did not store or use contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in the cost of remediation and damages.
      On or about July 15, 2004, Hess Oil Virgin Islands Corp. (HOVIC), a wholly owned subsidiary of Registrant, and HOVENSA L.L.C., in which Registrant owns a 50% interest, each received a letter from the Commissioner of the Virgin Islands Department of Planning and Natural Resources and Natural Resources Trustees, advising of the Trustee’s intention to bring suit against HOVIC and HOVENSA under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The letter alleges that HOVIC and HOVENSA are potentially responsible for damages to natural resources arising from releases of hazardous substances from the “HOVENSA Oil Refinery.” HOVENSA currently owns and operates a petroleum refinery on the south shore of St. Croix, United States Virgin Islands, which had been operated by HOVIC until October 1998. The letter does not specify the basis for the claim or a claimed damages amount. If an action is brought, Registrant and HOVENSA intend to vigorously defend it.
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
      During the fourth quarter of 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant
      The following table presents information as of February 1, 2005 regarding executive officers of the Registrant:

			Year Individual
			Became an
			Executive
Name	Age	Office Held*	Officer

John B. Hess	50	Chairman of the Board, Chief Executive Officer and Director	1983
J. Barclay Collins II	60	Executive Vice President, General Counsel and Director	1986
John J. O’Connor	58	Executive Vice President, President of Worldwide Exploration and Production and Director	2001
F. Borden Walker	51	Executive Vice President and President of Refining and Marketing	1996
Brian J. Bohling	44	Senior Vice President	2004
E. Clyde Crouch	56	Senior Vice President	2003
John A. Gartman	57	Senior Vice President	1997
Scott Heck	47	Senior Vice President	2005
Lawrence H. Ornstein	53	Senior Vice President	1995
Howard Paver	54	Senior Vice President	2002
John P. Rielly	42	Senior Vice President and Chief Financial Officer	2002
George F. Sandison	48	Senior Vice President	2003
John J. Scelfo	47	Senior Vice President	2004
Robert P. Strode	49	Senior Vice President	2000
Robert J. Vogel	45	Vice President & Treasurer	2004

*	All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 5, 2004, except Messrs. Bohling, Heck and Vogel, who were elected to their offices on October 1, 2004, January 1, 2005 and October 1, 2004, respectively. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 4, 2005.
     Except for Messrs. O’Connor, Bohling, Paver, Rielly, Sandison, Scelfo and Strode, each of the above officers has been employed by the Registrant or its subsidiaries in various managerial and executive capacities for more than five years. Mr. O’Connor had served in senior executive positions at Texaco Inc. and BHP Petroleum prior to his employment with the Registrant in October 2001. Mr. Bohling was employed in senior human resource positions with American Standard Corporation and CDI Corporation before joining the Registrant in 2004. Mr. Paver had served in a senior executive position at BHP Petroleum prior to his employment with a subsidiary of Registrant in October 2002. Prior to his employment with the Registrant in April 2001, Mr. Rielly had been a partner of Ernst & Young LLP. Mr. Scelfo was chief financial officer of Sirius Satellite Radio and a division of Dell Computer before his employment by the Registrant in 2003. Mr. Sandison served in senior executive positions in the area of global drilling with Texaco, Inc. before he was employed by the Registrant in 2003. Prior to his employment with the Registrant in April 2000, Mr. Strode had served in senior executive positions in the area of exploration at Vastar Resources, Inc. and Atlantic Richfield Company.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters
Stock Market Information
      The common stock of Amerada Hess Corporation is traded principally on the New York Stock Exchange (ticker symbol: AHC). High and low sales prices in 2004 and 2003 were as follows:

	2004		2003

Quarter Ended	High	Low	High	Low

March 31	$67.48	$53.24	$57.20	$41.14
June 30	79.49	62.05	51.50	43.51
September 30	89.73	75.81	50.90	45.04
December 31	93.89	76.13	55.25	46.09

      The high and low sales prices of the Corporation’s 7% cumulative mandatory convertible preferred stock (traded on the New York Stock Exchange, ticker symbol: AHCPR) since issuance in the fourth quarter of 2003 were as follows:

	2004		2003

Quarter Ended	High	Low	High	Low

March 31	$64.75	$54.90	$—	$—
June 30	72.45	60.71	—	—
September 30	80.05	68.93	—	—
December 31	83.65	68.70	55.43	49.50

     Holders
      At December 31, 2004, 6,450 stockholders (based on number of holders of record) owned 91,715,180 shares of common stock.
     Dividends
      Cash dividends on common stock totaled $1.20 per share ($.30 per quarter) during 2004 and 2003. Annual dividends on the 7% cumulative mandatory convertible preferred stock totaled $3.50 per share ($.875 per quarter) in 2004. See Note 8 on Long-Term Debt in the financial statements for a discussion of restrictions on dividends.

     Equity Compensation Plans
      Following is information on the Registrant’s equity compensation plans at December 31, 2004:

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to	Weighted	Under Equity
	Be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans
	of Outstanding	of Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,787,000	$62.99	6,502,000*
Equity compensation plans not approved by security holders**	—	—	—

*	These securities may be awarded as stock options, restricted stock or other awards permitted under the Registrant’s equity compensation plan.

**	Registrant has a Stock Award Program adopted in 1997 pursuant to which each non-employee director receives 500 shares of Registrant’s common stock each year. These awards are made from treasury shares purchased by the Company in the open market. Stockholders did not approve this equity compensation plan.
     See Note 9 on Stock-Based Compensation Plans in the financial statements for further discussion of the Corporation’s equity compensation plans.

Item 6.	Selected Financial Data
      A five-year summary of selected financial data follows:

	2004		2003		2002		2001		2000

	(Millions of dollars, except per share amounts)
Sales and other operating revenues
Crude oil and natural gas liquids	$2,594		$2,295		$2,702		$2,317		$2,241
Natural gas (including sales of purchased gas)	4,638		4,522		3,077		4,501		3,239
Petroleum and other energy products	8,125		6,250		4,635		5,087		5,320
Convenience store sales and other operating revenues	1,376		1,244		1,137		1,147		947

Total	$16,733		$14,311		$11,551		$13,052		$11,747

Income (loss) from continuing operations	$970	(a)	$467	(b)	$(245	)(c)	$816	(d)	$917	(e)
Discontinued operations	7		169		27		98		106
Cumulative effect of change in accounting principle	—		7		—		—		—

Net income (loss)	$977		$643		$(218)		$914		$1,023

Less preferred stock dividends	48		5		—		—		—

Net income (loss) applicable to common shareholders	$929		$638		$(218)		$914		$1,023

Basic earnings (loss) per share
Continuing operations	$10.30		$5.21		$(2.78)		$9.26		$10.29
Net income (loss)	10.38		7.19		(2.48)		10.38		11.48
Diluted earnings (loss) per share
Continuing operations	$9.50		$5.17		$(2.78)		$9.15		$10.20
Net income (loss)	9.57		7.11		(2.48)		10.25		11.38
Total assets	$16,312		$13,983		$13,262		$15,369		$10,274
Total debt	3,835		3,941		4,992		5,665		2,050
Stockholders’ equity	5,597		5,340		4,249		4,907		3,883
Dividends per share of common stock	$1.20		$1.20		$1.20		$1.20		$0.60

(a)	Includes net after-tax gains of $76 million ($40 million before income taxes) primarily from sales of assets and income tax adjustments.

(b)	Includes net after-tax charges of $25 million ($73 million before income taxes), principally from premiums on bond repurchases and accrued severance and office costs, partially offset by income tax adjustments and asset sales.

(c)	Includes net after-tax charges aggregating $708 million ($931 million before income taxes), principally resulting from asset impairments.

(d)	Includes after-tax charges of $31 million ($47 million before income taxes) for losses related to the bankruptcy of certain subsidiaries of Enron and accrued severance.

(e)	Includes an after-tax gain of $60 million ($97 million before income taxes) on termination of an acquisition, partially offset by a $24 million ($38 million before income taxes) charge for costs associated with a research and development venture.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The Corporation is a global integrated energy company that operates in two segments, exploration and production (E&P) and refining and marketing (R&M). The E&P segment explores for, produces and sells crude oil and natural gas. The R&M segment manufactures, purchases, trades and markets refined petroleum and other energy products.
      The Corporation’s goal for the E&P segment is to grow reserves and production profitably with its portfolio of development projects and to deliver exploration success. During 2002 and 2003, the Corporation reshaped its E&P asset portfolio by:

•	Selling higher cost properties predominantly in the shallow water Gulf of Mexico and the North Sea for proceeds of $738 million.

•	Exchanging interests in mature producing assets for increased interests in development stage assets in the joint development area of Malaysia and Thailand and deepwater Gulf of Mexico.

•	Participating in two oil discoveries in the deepwater Gulf of Mexico.
      The asset sales and exchanges contributed significantly to the decline in production from 451,000 barrels of oil equivalent per day in 2002 to 342,000 barrels of oil equivalent per day in 2004. In 2005, the Corporation forecasts that crude oil and natural gas production will average 350,000 barrels of oil equivalent per day.
      In 2004, the Corporation continued to make progress in its development projects that are expected to provide significant new production in 2006 and 2007, which will more than offset natural declines in existing fields. Milestones accomplished on our development projects in 2004 were:

•	In April, the Llano Field in the deepwater Gulf of Mexico commenced production. The Corporation has a 50% interest in this field and net production at year-end is averaging approximately 20,000 barrels of oil equivalent per day.

•	In August, the government of Equatorial Guinea approved the development plan for the Corporation’s Northern Block G fields, which is now called the Okume Complex. The Corporation anticipates first production in 2007.

•	In August, the second phase of the project to redevelop the Gassi El Agreb fields in Algeria was approved, resulting in an increased investment commitment of approximately $400 million. This change reflects the Corporation’s success in the area. Since 2000, the Corporation has increased gross production from 20,000 barrels of oil equivalent per day to 55,000 barrels of oil equivalent per day.

•	In December, the Corporation negotiated additional gas sales from Block A-18 in the Malaysia-Thailand joint development area. The Corporation anticipates that this agreement will allow it to double proved reserves on the field over the next several years and contribute to future production growth. First sales of natural gas from this block under the original gas sales agreement began in 2005.

•	In December, the Corporation approved the Ujung Pangkah development in Indonesia. Gas sales should commence by early 2007.

•	In the United Kingdom, first production from the Clair Field commenced in 2005 and production from the Atlantic and Cromarty gas fields is expected to commence in 2006. Combined net production from these three fields is anticipated to be at an annualized rate of 25,000 barrels of oil equivalent per day when all three fields are onstream in 2006.
      During 2004, the Corporation drilled successful appraisal wells at the Shenzi prospect in the deepwater Gulf of Mexico, at the Phu Horm Field onshore Thailand, and at Ujung Pangkah. In December, the Corporation announced a natural gas discovery at the Belud prospect offshore Malaysia. The Corporation has an inventory of exploration prospects and will drill several high impact wells in 2005.
      The Corporation has two exploration wells currently drilling in the Gulf of Mexico that will have estimated pre-tax capitalized drilling costs of approximately $100 to $110 million upon completion. If either or both of these wells are unsuccessful, after-tax first quarter 2005 earnings would be reduced by up to $70 million.

      Proved reserves increased to 1.046 billion barrels of oil equivalent at year-end 2004 from 1.035 billion barrels of oil equivalent at the end of 2003. The Corporation’s reserves included in this Form 10-K are calculated by an independent third party reserve engineer. See further discussion of management’s governance over the estimation of oil and gas reserves in the Supplementary Oil and Gas Data on page 73.
      The strategic goals for R&M are to maximize returns from existing assets and generate free cash flow. The Corporation may grow the retail and energy marketing businesses opportunistically. During 2004 and 2003, the R&M segment’s results improved significantly, primarily due to higher refining margins. The HOVENSA and Port Reading refineries operated near maximum capacity for most of the year, enabling them to take full advantage of the strong margins. HOVENSA’s capacity to process lower cost heavy crude oil enhanced profitability in 2004, due to a significant price differential between light and heavy crude oil. In 2004, the Corporation received a cash distribution of $88 million from HOVENSA. The HOVENSA fluid catalytic cracking unit was shutdown for approximately 30 days of planned maintenance in the first quarter of 2005. Planned maintenance of the fluid catalytic cracking unit at the Port Reading facility is underway and expected to last for approximately 30 days.
      The Corporation’s liquidity and financial position have improved significantly since year-end 2002. At December 31, 2002, the Corporation’s debt was $5 billion and its debt to capitalization ratio was 54%. As of December 31, 2004, the Corporation’s debt has been reduced to $3.8 billion and the debt to capitalization ratio was 40.7%. Aggregate debt maturities through 2006 are $128 million. The Corporation’s cash balance at December 31, 2004 was $877 million.
      Capital expenditures were $1.5 billion in 2004, $1.4 billion in 2003 and $1.5 billion in 2002. Capital expenditures for 2005 are forecast to be $2.1 billion, with $2.0 billion dedicated to the exploration and production segment. This higher spending reflects the Corporation’s portfolio of organic growth projects and attractive investment opportunities. The Corporation has hedged approximately 60% of its 2005 worldwide crude oil production to underpin its cash flows to fund development projects. See further discussion on hedging starting on page 34.
Consolidated Results of Operations
      Net income in 2004 was $977 million compared with net income of $643 million in 2003 and a net loss of $218 million in 2002, including impairments. Included in these amounts was income from discontinued operations of $7 million in 2004, $169 million in 2003 and $27 million in 2002. See the following page for a table of items affecting the comparability of earnings between periods.
      The after-tax results by major operating activity for 2004, 2003 and 2002 are summarized below:

	2004	2003	2002

	(Millions of dollars, except per share data)
Exploration and production	$755	$414	$(102)
Refining and marketing	451	327	85
Corporate	(85)	(101)	(63)
Interest expense	(151)	(173)	(165)

Income (loss) from continuing operations	970	467	(245)
Discontinued operations
Net gains from asset sales	—	116	—
Income from operations	7	53	27
Income from cumulative effect of accounting change	—	7	—

Net income (loss)	$977	$643	$(218)

Income (loss) per share from continuing operations — diluted	$9.50	$5.17	$(2.78)

Net income (loss) per share — diluted	$9.57	$7.11	$(2.48)

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
      The following items, on an after-tax basis, are included in income from continuing operations for the years 2004, 2003 and 2002:

	2004	2003	2002

	(Millions of dollars)
Net gains from asset sales	$54	$11	$100
Income tax adjustments	32	30	(43)
Corporate insurance accrual	(13)	—	—
LIFO inventory liquidation	12	—	—
Accrued severance and office costs	(9)	(32)	—
Premiums on bond repurchases	—	(34)	(6)
Asset impairments	—	—	(737)
Reduction in carrying value of refining and marketing intangible assets and severance	—	—	(22)

	$76	$(25)	$(708)

      The items in the table above are explained on pages 21 through 24. The pre-tax amounts are shown on pages 21, 23 and 24.
Comparison of Results
      Exploration and Production: After considering the exploration and production items in the preceding table, the remaining changes in exploration and production earnings are primarily attributable to changes in selling prices, production volumes and operating costs and exploration expenses, as discussed below.
      Selling prices: Higher average selling prices of crude oil, natural gas liquids and natural gas increased exploration and production revenues from continuing operations by approximately $400 million in 2004 compared with 2003. In 2003, the change in average selling prices increased revenues by approximately $170 million compared with 2002. The Corporation’s average selling prices from continuing operations, including the effects of hedging, were as follows:

	2004	2003	2002

Crude oil (per barrel)
United States	$27.42	$24.23	$24.04
Foreign	26.40	24.93	24.69
Natural gas liquids (per barrel)
United States	29.50	23.74	16.12
Foreign	30.02	24.09	19.09
Natural gas (per Mcf)
United States	5.18	4.02	3.72
Foreign	3.94	3.01	2.26

      The after-tax impacts of crude oil and U.S. natural gas hedges reduced earnings by $583 million ($935 million before income taxes) in 2004 and $260 million ($418 million before income taxes) in 2003 compared with an increase of $48 million ($82 million before income taxes) in 2002.
      The Corporation has after-tax, deferred hedge losses of $875 million recorded in accumulated other comprehensive income at December 31, 2004. Of this amount, $680 million is unrealized and relates to open hedge positions. The remaining $195 million deferred loss is realized and relates to closed hedge positions. The deferred realized loss will be recognized in earnings as the underlying barrels are sold in 2005.
      The Corporation has open hedge positions equal to 60% of its estimated worldwide crude oil production for 2005. The average price per barrel for open United States crude oil hedges is $33.06. The average price for open foreign crude oil hedges is $31.17. Approximately 20% of the Corporation’s hedges are WTI related and the remainder are Brent. In addition to the gains or losses on these open hedge positions, approximately $52 million of the $195 million deferred realized loss will reduce first quarter 2005 earnings and the remaining deferred realized loss will be recognized in earnings over the balance of the year. The Corporation also has approximately 24,000 barrels per day of Brent related production hedged from 2006 to 2012. The average price of these hedge positions is $26.20 per barrel. There were no natural gas hedges outstanding at December 31, 2004.
      Production and sales volumes: The Corporation’s crude oil and natural gas production, on a barrel of oil equivalent basis, was 342,000 barrels per day in 2004, 373,000 barrels per day in 2003 and 451,000 barrels per day in 2002. Approximately 50% of the production declines in 2004 and 2003 resulted from sales and exchanges of oil and gas producing properties. The remainder resulted principally from natural decline, and in 2003 compared with 2002, disappointing results from fields acquired in the United States in 2001 and reduced production from the Ceiba Field in Equatorial Guinea. The Corporation anticipates that its 2005 production, including anticipated production from Libya, will be approximately 350,000 barrels of oil equivalent per day. See page 27 for the current status of the discussions on the Corporation’s return to Libya. The Corporation’s net daily worldwide production was as follows:

	2004	2003	2002

Crude oil (thousands of barrels per day)
United States	44	44	54
Foreign	182	195	250

Total	226	239	304

Natural gas liquids (thousands of barrels per day)
United States	12	11	12
Foreign	8	9	9

Total	20	20	21

Natural gas (thousands of Mcf per day)
United States	171	253	373
Foreign	404	430	381

Total	575	683	754

Barrels of oil equivalent* (thousands of barrels per day)	342	373	451

Barrels of oil equivalent production included above related to discontinued operations	—	13	51

*	Reflects natural gas production converted on the basis of relative energy content (six Mcf equals one barrel).

     Decreased sales volumes resulted in lower revenue from continuing operations of approximately $75 million in 2004 compared with 2003 and lower revenue of approximately $425 million in 2003 compared with 2002.
      Operating costs and exploration expenses: Operating costs and exploration expenses from continuing operations decreased by approximately $115 million in 2004 compared with 2003 and increased by $70 million in 2003 compared with 2002. Depreciation, depletion and amortization charges were lower in 2004 and 2003 principally reflecting decreased production volumes. Exploration expenses were lower in 2004 as a result of lower dry hole costs. Exploration expenses were higher in 2003, reflecting increased activity in the United States and Equatorial Guinea, as well as additional lease cost amortization. Production expenses increased in 2004 and 2003 primarily due to the weakening of the U.S. dollar which increased costs incurred in foreign currencies. In addition, higher selling prices of crude oil and natural gas increased the costs of production taxes, transportation, maintenance and fuel. Unit costs per barrel totaled $17.26 in 2004, $17.32 in 2003 and $15.11 in 2002. Unit cost per barrel includes production expense, depreciation, depletion and amortization, exploration expense and administrative costs.
      Other: After-tax foreign currency gains amounted to $6 million ($29 million before income taxes) in 2004, compared with a loss of $22 million ($4 million before income taxes) in 2003 and income of $6 million ($26 million before income taxes) in 2002.
      Excluding items in the following table, the effective income tax rate for exploration and production operations in 2004 was 46%. This includes income taxes paid in jurisdictions with rates in excess of the United States statutory rate, such as the United Kingdom and Norway. It also reflects an income tax deduction for the Corporation’s hedging results at the U.S. statutory rate. Each of these factors increases the Corporation’s overall exploration and production effective income tax rate. The effective income tax rate for exploration and production operations in 2005 is expected to be in the range of 45% to 49%. Assuming agreements are finalized and the Corporation returns to Libya, the exploration and production effective income tax rate will exceed the range above.
      Exploration and production earnings from continuing operations include the following items:

	After Income Taxes

	2004	2003	2002

	(Millions of dollars)
Gains from asset sales	$54	$31	$34
Income tax adjustments	19	30	(43)
Accrued severance and office costs	(9)	(32)	—
Asset impairments	—	—	(737)

	$64	$29	$(746)

	Before Income Taxes

	2004	2003	2002

	(Millions of dollars)
Gains from asset sales	$55	$47	$41
Accrued severance and office costs	(15)	(53)	—
Asset impairments	—	—	(1,024)

	$40	$(6)	$(983)

      2004: The Corporation recognized gains on the sales of an office building in Aberdeen, Scotland, a non-producing property in Malaysia and two mature Gulf of Mexico properties. It also recorded foreign income tax benefits resulting from a change in tax law and a tax settlement. The Corporation accrued an additional amount for severance and costs for vacated office space during 2004. Additional accruals for vacated office space of approximately $35 million before income taxes are anticipated in 2005.
      2003: The Corporation recorded an after-tax charge of $32 million for accrued severance in the United States and United Kingdom and a reduction of leased office space in London. The pre-tax amount of this charge was $53 million, of which $32 million relates to vacated office space. The remainder of $21 million relates to severance for positions that were eliminated in London, Aberdeen and Houston.
      The Corporation recorded an income tax benefit reflecting the recognition for United States income tax purposes of certain prior year foreign exploration expenses. The gain from asset sale in 2003 reflects the sale of the Corporation’s 1.5% interest in the Trans Alaska Pipeline System.
      2002: Exploration and production earnings included after-tax asset impairments of $737 million, $530 million of which related to the Ceiba Field in Equatorial Guinea. The pre-tax amount of the Ceiba Field impairment was $706 million. The charge resulted from a 12% reduction in the estimated total field reserves that will ultimately be produced from the field, as well as higher anticipated development costs needed to produce the remaining reserves at lower production rates over a longer period. The reduction in estimated recoverable reserves was attributable to disappointing 2002 year-end drilling results on the western flank of the field. The reduction in probable reserves and higher estimated future development costs resulted in an asset impairment because projected cash flows were less than the book value of the field, which includes allocated purchase price from the Triton acquisition.
      The Corporation also recorded an after-tax impairment charge of $207 million to reduce the carrying value of oil and gas properties located primarily in the Main Pass/ Breton Sound area of the Gulf of Mexico. Most of these properties were obtained in the 2001 LLOG acquisition and consisted of producing oil and gas fields with proved and probable reserves and exploration acreage. This charge principally reflects reduced reserve estimates on these fields resulting from unfavorable production performance. The fair values of producing properties were determined by using discounted cash flows. Exploration properties were evaluated by using results of drilling and production data from nearby fields and seismic data for these and other properties in the area.
      During 2002, the United Kingdom government enacted a 10% supplementary tax on profits from oil and gas production. A one-time charge of $43 million was recorded to increase the existing United Kingdom deferred tax liability on the balance sheet.
      The gain on asset sales in 2002 reflected the disposal of oil and gas producing properties in the United States, United Kingdom and Azerbaijan, and the Corporation’s energy marketing business in the United Kingdom.
      The Corporation’s future exploration and production earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes and changes in tax rates.
      Refining and Marketing: Earnings from refining and marketing activities amounted to $451 million in 2004, $327 million in 2003 and $85 million in 2002. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA) that is accounted for using the equity method. Additional refining and marketing activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations. In 2004, the Corporation invested in a 50% joint venture, Hess LNG L.L.C., to pursue investments in liquified natural gas terminals and related supply, trading and marketing opportunities.
      HOVENSA: The Corporation’s share of HOVENSA’s income was $244 million in 2004, compared with income of $117 million in 2003 and a loss of $47 million in 2002. The increases in 2004 and 2003 were due primarily to higher refining margins compared with prior years. HOVENSA’s total crude runs amounted to 484,000 barrels per day in 2004, 440,000 barrels per day in 2003 and 361,000 barrels per day in 2002. In late 2002 and early 2003, crude oil deliveries to HOVENSA were interrupted due to political disturbances in Venezuela. For the remainder of 2003 and in 2004, HOVENSA received contracted quantities of crude oil from PDVSA. The fluid catalytic cracking unit at HOVENSA operated at 139,000, 142,000 and 116,000 barrels per day in 2004, 2003 and 2002, respectively. The coking unit at HOVENSA commenced production in August 2002. The unit operated at the rate of 55,000 barrels per day in 2004 and 53,000 barrels per day in 2003. Planned maintenance of the fluid catalytic cracking unit at HOVENSA was completed during the first quarter of 2005.
      Earnings from refining and marketing activities also include interest income on the note received from PDVSA at the formation of the joint venture. Interest on the PDVSA note amounted to $25 million in 2004, $30 million in 2003 and $35 million in 2002. Interest income is reflected in non-operating income in the income statement. In 2004, the Corporation recorded deferred income tax expense of $32 million in refining and marketing results relating to HOVENSA’s earnings and interest on the PDVSA note. In 2005, the Corporation expects that deferred income taxes will be recorded at the Virgin Islands statutory rate of 38.5%. At December 31, 2004, the Corporation has approximately $190 million of net operating loss carryforwards available to offset its share of future HOVENSA taxable income.
      Retail, Energy Marketing and Other: Retail gasoline operations in 2004 were profitable but less so than in 2003, reflecting lower margins. Earnings from retail gasoline operations were higher in 2003 compared with 2002, reflecting higher margins. Energy marketing earnings were lower in 2004 compared with 2003 because of lower margins. Energy marketing activities had higher earnings in 2003, reflecting increased margins and sales volumes in the early part of the year resulting from the cold winter. Results of the Port Reading refining facility improved in 2004 reflecting higher margins than in 2003, which was also an improvement over 2002 results. Total refined product sales volumes were 428,000 barrels per day in 2004, 419,000 barrels per day in 2003 and 383,000 barrels per day in 2002. Planned maintenance at the Port Reading fluid catalytic cracking unit is underway in the first quarter of 2005.
      The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership amounted to income of $37 million in 2004, $17 million in 2003 and $3 million in 2002. Before income taxes, the trading income was $72 million in 2004, $30 million in 2003 and $6 million in 2002.
      Marketing expenses increased in 2004 compared with 2003 reflecting higher expenses from retail operations and the trading partnership.
      Refining and marketing earnings include the following items:

	After Income Taxes

	2004	2003	2002

	(Millions of dollars)
LIFO inventory liquidation	$12	$—	$—
Gain (loss) from asset sales	—	(20)	67
Reduction in carrying value of intangible assets	—	—	(14)
Severance accrual	—	—	(8)

	$12	$(20)	$45

	Before Income Taxes

	2004	2003	2002

	(Millions of dollars)
LIFO inventory liquidation	$20	$—	$—
Gain (loss) from asset sales	—	(9)	102
Reduction in carrying value of intangible assets	—	—	(22)
Severance accrual	—	—	(13)

	$20	$(9)	$67

      In 2004, refining and marketing results include income of $12 million from the liquidation of LIFO inventories. In 2003, refining and marketing earnings were reduced by a loss from the sale of the Corporation’s interest in a shipping joint venture. In 2002, the Corporation completed the sale of six United States flag vessels for $161 million in cash and a note for $29 million. The sale resulted in a net gain of $67 million. In connection with this sale, the Corporation agreed to support the buyer’s charter rate on these vessels for up to five years. The support agreement requires that if the actual contracted rate for the charter of a vessel is less than the stipulated support rate in the agreement, the Corporation will pay to the buyer the difference between the contracted rate and the stipulated rate. At January 1, 2004, the charter support reserve was $32 million. During 2004, the Corporation made net payments of $4 million for charter support. Based on contractual long-term charters and estimates of future charter rates, the Corporation lowered the estimated charter support reserve by $18 million in 2004. The balance in this reserve at December 31, 2004 was $10 million. In 2002, the Corporation recorded a charge for the write-off of intangible assets in its U.S. energy marketing business. In addition, severance was recorded for cost reduction initiatives in refining and marketing, principally energy marketing.
      Refining and marketing earnings will likely continue to be volatile reflecting competitive industry conditions and supply and demand factors, including the effects of weather.
      Corporate: After-tax corporate expenses amounted to $85 million in 2004, $101 million in 2003 and $63 million in 2002. The 2004 corporate expenses include $13 million ($20 million before income taxes) of insurance costs related to retrospective premium increases. In addition, corporate results include an income tax benefit of $13 million from the settlement of a federal tax audit. The 2003 amount includes expenses of $34 million for premiums paid on the repurchase of bonds compared with $6 million in 2002. The pre-tax amounts of the bond repurchase premiums were $58 million in 2003 and $15 million in 2002 and are recorded in non-operating income (expense) in the income statement. Recurring after-tax corporate expenses for 2005 are estimated to be in the range of $90 to $100 million.
      Interest: After-tax interest expense in 2004, 2003 and 2002 was as follows:

	2004	2003	2002

	(Millions of dollars)
Total interest incurred	$295	$334	$357
Less capitalized interest	54	41	101

Interest expense before income taxes	241	293	256
Less income taxes	90	120	91

After-tax interest expense	$151	$173	$165

      Interest incurred decreased in 2004 and 2003 reflecting lower average outstanding debt. After-tax interest expense in 2005 is anticipated to be lower than the 2004 level because of higher estimated capitalized interest.
      Discontinued Operations: In 2003, the Corporation exchanged its crude oil producing properties in Colombia (acquired in 2001 as part of the Triton acquisition), plus $10 million in cash, for an additional 25% interest in Block A-18 in the joint development area of Malaysia and Thailand (JDA). The exchange resulted in an after-tax charge to income of $47 million ($51 million before income taxes). The after-tax loss on this exchange included a $43 million adjustment of the book value of the Colombian assets to fair value. The loss also included $17 million from the recognition in earnings of the value of related hedge contracts at the time of the exchange. These items were partially offset by after-tax earnings in Colombia prior to the exchange of $13 million. Income from discontinued operations of $7 million in 2004 reflects the settlement of a previously accrued contingency relating to the Colombian asset exchange.
      In 2003, the Corporation also sold Gulf of Mexico shelf properties, the Jabung Field in Indonesia and several small United Kingdom fields for $445 million. The after-tax gain from these asset sales of $176 million ($248 million before income taxes) was included in discontinued operations. Discontinued operations in 2003 also included $40 million of income from operations prior to the sales of these assets.
      Change in Accounting Principle: The Corporation adopted FAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. A net after-tax gain of $7 million resulting from the cumulative effect of this accounting change was recorded at the beginning of 2003. At the date of adoption, a liability of $556 million representing the estimated fair value of the Corporation’s required dismantlement obligations was recorded on the balance sheet. In addition, a dismantlement asset of $311 million was recorded, as well as accumulated depreciation of $203 million.
      Sales and Other Operating Revenues: In 2004, sales and other operating revenues totaled $16,733 million, an increase of 17% compared with 2003. This increase principally reflects higher selling prices and sales volumes of refined products, partially offset by decreased sales of purchased natural gas in energy marketing. Sales and other operating revenues increased by 24% in 2003 compared with 2002, reflecting increased sales volumes and selling prices of refined products and the higher selling price of purchased natural gas in energy marketing activities. The change in cost of goods sold in each year reflects the change in sales volumes and prices of refined products and purchased natural gas.
Liquidity and Capital Resources
      Overview: Cash flows from operating activities, including changes in operating assets and liabilities, totaled $1,903 million in 2004. During the year, the Corporation repaid $106 million of debt, which decreased its debt to capitalization ratio to 40.7% at December 31, 2004 from 42.5% at December 31, 2003. Total debt was $3,835 million at December 31, 2004 and $3,941 million at December 31, 2003. The Corporation has debt maturities of $128 million during the next two years. In 2004, the Corporation entered into a new $2.5 billion revolving credit facility, expiring in 2009. Cash and cash equivalents at the end of 2004 totaled $877 million, an increase of $359 million for the year.
      Cash Flows from Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, totaled $1,903 million in 2004, $1,581 million in 2003 and $1,965 million in 2002. The increased cash flows in 2004 resulted primarily from higher earnings and the timing of cash flows associated with changes in operating assets and liabilities. In 2004, the Corporation also received a cash distribution of $88 million from HOVENSA. Lower cash flows in 2003 were primarily due to reduced exploration and production sales volumes. Changes in operating assets and liabilities increased cash flow by $230 million in 2004 and decreased cash flow by $120 million in 2003.

      Cash Flows from Investing Activities: The following table summarizes the Corporation’s capital expenditures in 2004, 2003 and 2002:

	2004	2003	2002

	(Millions of dollars)
Exploration and production
Exploration	$230	$196	$239
Production and development	1,204	1,067	1,095
Acquisitions	—	23	70

	1,434	1,286	1,404

Refining and marketing
Operations	67	72	83
Acquisitions	20	—	47

	87	72	130

Total	$1,521	$1,358	$1,534

      Proceeds from asset sales in 2004 totaled $57 million. In 2003, the Corporation sold certain producing properties in the Gulf of Mexico Shelf, the Jabung Field in Indonesia, several small United Kingdom fields and an interest in a shipping joint venture. Proceeds from asset sales totaled $545 million in 2003. In addition, the Corporation completed several asset exchanges. The Corporation swapped mature, high-cost assets in Colombia for an additional 25% interest in long-lived natural gas reserves in Block A-18 in the joint development area of Malaysia and Thailand, bringing the Corporation’s interest in the area to 50%. The Corporation exchanged its 25% equity investment in Premier Oil plc for a 23% interest in Natuna Sea Block A in Indonesia, plus approximately $10 million in cash. In the fourth quarter of 2003, the Corporation exchanged 14% interests in the Scott and Telford fields in the United Kingdom for an additional 22.5% interest in the Llano Field in the Gulf of Mexico and $17 million in cash. This exchange increased the Corporation’s working interest in the Llano Field to 50% and decreased its interest in the Scott Field to 21% and the Telford Field to 17%. The net production from fields sold or exchanged in 2003 at the time of disposition was approximately 50,000 barrels of oil equivalent per day.
      In 2002, the Corporation sold six United States Flag vessels, its energy marketing business in the United Kingdom and several small oil and gas fields for net proceeds of $412 million.
      Cash Flows from Financing Activities: The Corporation reduced debt by $106 million in 2004, $1,051 million in 2003 and $673 million in 2002. The debt reduction in 2004 was due to cash flow from operations. In 2003, debt was reduced by proceeds from the issuance of preferred stock and from asset sales, as well as cash flow from operations. In 2003, the Corporation issued 13,500,000 shares of mandatory convertible preferred stock for net proceeds of $653 million. In 2004, the Corporation received proceeds from the exercise of stock options totaling $90 million. Dividends paid were $157 million in 2004, $108 million in 2003 and $107 million in 2002. The increase in 2004 was due to dividends on the 7% preferred stock issued in the fourth quarter of 2003.
      Future Capital Requirements and Resources: Capital expenditures in 2005 are expected to be approximately $2.1 billion, including an estimated amount for re-entering Libya. The Corporation anticipates that these expenditures will be funded by available cash and cash flow from operations, however, revolving credit facilities are available, if necessary.
      With higher crude oil prices, the Corporation’s collateral requirements under certain contracts with hedging and trading counterparties have increased. Outstanding letters of credit were $1,487 million at December 31, 2004, including $570 million drawn against the Corporation’s $2.5 billion syndicated, revolving credit facility, compared with outstanding letters of credit of $229 million at December 31, 2003. At December 31, 2004, the Corporation has $1,930 million available under its committed revolving credit agreement and has additional unused lines of credit of approximately $150 million, primarily for letters of credit, under uncommitted arrangements with banks. The Corporation also has a shelf registration under which it may issue $825 million of additional debt securities, warrants, common stock or preferred stock.
      Loan agreement covenants allow the Corporation to borrow an additional $5.5 billion for the construction or acquisition of assets at December 31, 2004. At year end, the maximum amount of dividends or stock repurchases that can be paid from borrowings under the loan agreements is $2.0 billion.
      The Corporation’s aggregate maturities of long-term debt total $128 million over the next two years. Based on current estimates of production, capital expenditures and other factors, and assuming West Texas Intermediate oil prices average $35 per barrel and United States natural gas prices average $6 per Mcf, the Corporation anticipates it will fund its 2005 operations, including capital expenditures, dividends and required debt repayments, with existing cash on-hand and cash flow from operations. If necessary, additional financing is available from its revolving credit facility and shelf registration.
      Libya: Prior to June 30, 1986, the Corporation had extensive exploration and production operations in Libya; however, U.S. government sanctions required suspension of participation in these operations. The Corporation wrote off the book value of its Libyan assets in connection with the cessation of operations. During 2004, the Corporation received U.S. government authorization to negotiate and execute an agreement with the government of Libya that would define the terms for resuming active participation in the Libyan properties. The U.S. Government has lifted most of the sanctions imposed on Libya and has rescinded the Libya portions of the Iran-Libya Sanctions Act of 1976. As a result, the Corporation and its partners will be able to resume operations in Libya if they are able to reach a successful conclusion to ongoing commercial negotiations.
      Repatriation Provisions of the American Jobs Creation Act of 2004: On October 22, 2004, the President signed the American Jobs Creation Act (the Act) that effectively provides for a one-time reduction of the income tax rate to 5.25% on eligible dividends from foreign subsidiaries to a U.S. parent. Subsequent to December 31, 2004, the Corporation decided to repatriate approximately $1.3 billion of unremitted foreign earnings. As a result, the Corporation expects to record a tax provision of approximately $41 million in the first quarter of 2005. Had the additional taxes been recorded at the end of 2004, net income would have been $936 million ($9.93 per share basic and $9.17 per share diluted). The Corporation is reviewing the possibility of additional repatriations during 2005. The maximum additional amount that the Corporation could repatriate under the Act is approximately $600 million. The Corporation estimates that an additional tax provision of up to $32 million would be recorded, depending on the incremental amount distributed, if any.
      Credit Ratings: In 2004, two credit rating agencies downgraded their ratings of the Corporation’s debt. One of the revised ratings was below investment grade. If another rating agency were to reduce its credit rating below investment grade, the Corporation would have to comply with a more stringent financial covenant contained in its revolving credit facility. In addition, the incremental margin requirements with hedging and trading counterparties at December 31, 2004 would be approximately $23 million.
      Contractual Obligations and Contingencies: Following is a table showing aggregated information about certain contractual obligations at December 31, 2004:

		Payments Due by Period

			2006 and	2008 and
	Total	2005	2007	2009	Thereafter

		(Millions of dollars)
Long-term debt	$3,835	$50	$270	$467	$3,048
Operating leases	1,445	79	157	157	1,052
Purchase obligations
Supply commitments	14,435	4,794	4,850	4,791	*
Capital expenditures	1,374	932	409	33	—
Operating expenses	426	220	131	69	6
Other long-term liabilities	199	58	72	36	33

*	The Corporation intends to continue purchasing refined product supply from HOVENSA. Current purchases amount to approximately $2.4 billion annually.

     In the preceding table, the Corporation’s supply commitments include its estimated purchases of 50% of HOVENSA’s production of refined products, after anticipated sales by HOVENSA to unaffiliated parties. Also included are normal term purchase agreements at market prices for additional gasoline necessary to supply the Corporation’s retail marketing system and feedstocks for the Port Reading refining facility. In addition, the Corporation has commitments to purchase natural gas for use in supplying contracted customers in its energy marketing business. These commitments were computed based on year-end market prices.
      The table also reflects that portion of the Corporation’s planned capital expenditures that are contractually committed at December 31. The Corporation’s 2005 capital expenditures are estimated to be approximately $2.1 billion. Obligations for operating expenses include commitments for transportation, seismic purchases, oil and gas production expenses and other normal business expenses. Other long-term liabilities reflect contractually committed obligations on the balance sheet at December 31, including minimum pension plan funding requirements.
      In connection with the sale of six vessels in 2002, the Corporation agreed to support the buyer’s charter rate on these vessels for up to five years. The support agreement requires that if the actual contracted rate for the charter of a vessel is less than the stipulated support rate in the agreement, the Corporation will pay to the buyer the difference between the contracted rate and the stipulated rate. The balance in the charter support reserve at December 31, 2004 was $10 million.
      The Corporation has a contingent purchase obligation to acquire the remaining 50% interest in a retail marketing and gasoline station joint venture for approximately $90 million.
      The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. The amount of the Corporation’s guarantee fluctuates based on the volume of crude oil purchased and related prices and at December 31, 2004 amounted to $97 million. In addition, the Corporation has agreed to provide funding up to a maximum of $40 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
      At December 31, the Corporation has $1,415 million of letters of credit principally relating to accrued liabilities with hedging and trading counterparties recorded on its balance sheet. In addition, the Corporation is contingently liable under letters of credit and under guarantees of the debt of other entities directly related to its business, as follows:

	Total

	(Millions of
	dollars)
Letters of credit	$72
Guarantees	237	*

	$309

*	Includes $40 million HOVENSA debt and $97 million crude oil purchase guarantees discussed above. The remainder relates principally to loan guarantees — $55 million for a natural gas pipeline in which the Corporation owns a 5% interest and $45 million for an oil pipeline in which the Corporation owns a 2.36% interest.
     Off-Balance Sheet Arrangements: The Corporation has leveraged lease financings not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these financings is $467 million at December 31, 2004 compared with $462 million at December 31, 2003. The Corporation’s December 31, 2004 debt to capitalization ratio would increase from 40.7% to 43.5% if the lease financings were included as debt.
      See also “Contractual Obligations and Contingencies” above, Note 5, “Refining Joint Venture,” and Note 16, “Guarantees and Contingencies,” in the financial statements.

      Foreign Operations: The Corporation conducts exploration and production activities in many foreign countries, including the United Kingdom, Norway, Denmark, Gabon, Indonesia, Thailand, Azerbaijan, Algeria, Malaysia and Equatorial Guinea. Therefore, the Corporation is subject to the risks associated with foreign operations. These exposures include political risk (including tax law changes) and currency risk. The effects of these events are accounted for when they occur and generally have not been material to the Corporation’s liquidity or financial position.
      HOVENSA L.L.C., owned 50% by the Corporation and 50% by Petroleos de Venezuela, S.A. (PDVSA), owns and operates a refinery in the Virgin Islands. Although there have in the past been political disruptions in Venezuela that reduced the availability of Venezuelan crude oil used in refining operations, these disruptions did not have a material adverse effect on the Corporation’s financial position. The Corporation also has a note receivable of $273 million at December 31, 2004 from a subsidiary of PDVSA. The Corporation anticipates collection of the remaining balance.
Critical Accounting Policies and Estimates
      Accounting policies and estimates affect the recognition of assets and liabilities on the Corporation’s balance sheet and revenues and expenses on the income statement. The accounting methods used can affect net income, stockholders’ equity and various financial statement ratios. However, the Corporation’s accounting policies generally do not change cash flows or liquidity.
      Accounting for Exploration and Development Costs: Oil and gas exploration and production activities are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs, are capitalized. Annual lease rentals, exploration expenses and exploratory dry hole costs are expensed as incurred. Costs of drilling and equipping productive wells, including development dry holes, and related production facilities are capitalized.
      The costs of exploratory wells that find oil and gas reserves are capitalized pending determination of whether proved reserves have been found. In an area requiring a major capital expenditure before production can begin, an exploration well is carried as an asset if sufficient reserves are discovered to justify its completion as a production well, and additional exploration drilling is underway or firmly planned. The Corporation does not capitalize the cost of other exploratory wells for more than one year unless proved reserves are found.
      Crude Oil and Natural Gas Reserves: The determination of estimated proved reserves is a significant element in arriving at the results of operations of exploration and production activities. The estimates of proved reserves affect well capitalizations, undeveloped leasehold impairments and the unit of production depreciation rates of proved properties, wells and equipment. Reductions in reserve estimates may result in the need for increased depreciation or impairments of proved properties and related assets.
      The Corporation’s oil and gas reserves are calculated in accordance with SEC regulations and interpretations and the requirements of the Financial Accounting Standards Board. For reserves to be booked as proved they must be commercially producible, government approvals must be obtained and depending on the amount of the project cost, senior management or the board of directors must commit to fund the project. The Corporation’s oil and gas reserve estimation and reporting process involves an annual independent third party reserve determination as well as internal technical appraisals of reserves. The Corporation maintains its own internal reserve estimates that are calculated by technical staff that work directly with the oil and gas properties. The Corporation’s technical staff updates reserve estimates throughout the year based on evaluations of new wells, performance reviews, new technical data and other studies. To provide consistency throughout the Corporation, standard reserve estimation guidelines, definitions, reporting reviews and approval practices are used. The internal reserve estimates are subject to internal technical audits and senior management reviews the estimates.
      The oil and gas reserve estimates reported in the Supplementary Oil and Gas Data in accordance with FAS No. 69 are determined independently by the consulting firm of DeGolyer and MacNaughton (D&M) and are consistent with internal estimates. Annually, the Corporation provides D&M with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination. The Corporation’s and D&M’s technical staffs meet to review and discuss the information provided. Senior management and the Board of Directors review the final reserve estimates issued by D&M.
      Impairment of Long-Lived Assets and Goodwill: As explained below there are significant differences in the way long-lived assets and goodwill are evaluated and measured for impairment testing. The Corporation reviews long-lived assets, including oil and gas fields, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. Long-lived assets are tested at the lowest level for which cash flows are identifiable and are largely independent of the cash flows of other assets and liabilities. If the carrying amounts of the long-lived assets are not expected to be recovered by undiscounted future net cash flow estimates, the assets are impaired and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets determined by discounting anticipated future net cash flows.
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
      The Corporation’s impairment tests of long-lived exploration and production producing assets are based on its best estimates of future production volumes (including recovery factors), selling prices, operating and capital costs and the timing of future production, which are updated each time an impairment test is performed. In 2002, the Corporation recorded impairments of the Ceiba Field and LLOG properties that were required primarily because of reduced estimates of oil and gas production volumes and, in the case of Ceiba, anticipated additional development costs. The impairment charges did not result from changes in the other factors. The change in the estimated timing of production on the Ceiba Field did not significantly affect the undiscounted future cash flows, but did significantly reduce the fair value of the field determined by discounted cash flows. The Corporation could have additional impairments if the projected production volumes from oil and gas fields were reduced. Significant extended declines in crude oil and natural gas selling prices could also result in asset impairments.
      The Corporation recorded $977 million of goodwill in connection with the purchase of Triton Energy Limited in 2001. Factors contributing to the recognition of goodwill included the strategic value of expanding global operations to access new growth areas outside of the United States and the North Sea, obtaining critical mass in Africa and Southeast Asia, and synergies, including cost savings, improved processes and portfolio high grading opportunities. In accordance with FAS No. 142, goodwill is no longer amortized but must be tested for impairment annually. FAS No. 142 requires that goodwill be tested for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. A component is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. An operating segment shall be deemed a reporting unit if all of its components are economically similar.
      Within the Corporation’s exploration and production operating segment there are currently two components: (1) Americas and West Africa and (2) Europe, North Africa and Asia. Each component has a manager who reports to the segment manager. The Corporation has determined the components have similar economic characteristics and, therefore, has aggregated the components into a single reporting unit — the exploration and production operating segment. As a result, goodwill has been assigned to the exploration and production operating segment. If the Corporation reorganized its exploration and production business such that there was more than one operating segment, or its components were no longer economically similar, goodwill would be assigned to two or more reporting units. The goodwill would be allocated to any new reporting units using a relative fair value approach in accordance with FAS No. 142. Goodwill impairment testing for lower level reporting units could result in the recognition of an impairment that would not otherwise be recognized at the current higher level of aggregation.
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
      The determination of the fair value of the exploration and production operating segment depends on estimates about oil and gas reserves, future prices, timing of future net cash flows and market premiums. Significant extended declines in crude oil and natural gas prices or reduced reserve estimates could lead to a decrease in the fair value of the exploration and production operating segment that could result in an impairment of goodwill. In addition, changes in management structure or sales or dispositions of a portion of the exploration and production segment may result in goodwill impairment.
      Because there are significant differences in the way long-lived assets and goodwill are evaluated and measured for impairment testing, there may be impairments of individual assets that would not cause an impairment of the $977 million of goodwill assigned to the exploration and production segment. In 2002, the Corporation recognized asset impairments because reduced estimates of oil and gas production volumes caused the expected undiscounted cash flows of the assets to be lower than the asset carrying amounts. No impairment of goodwill existed because the fair value of the overall exploration and production operating segment continued to exceed its recorded book value.
      Segments: The Corporation has two operating segments, exploration and production, and refining and marketing. Management has determined that these are its operating segments because, in accordance with FAS No. 131, these are the segments of the Corporation (i) that engage in business activities from which revenues are earned and expenses are incurred, (ii) whose operating results are regularly reviewed by the Corporation’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance and (iii) for which discrete financial information is available. The Chairman of the Board and Chief Executive Officer of the Corporation, is the chief operating decision maker (CODM) as defined in FAS No. 131, because he is responsible for performing the functions within the Corporation of allocating resources to, and assessing the performance of, the Corporation’s operating segments. The CODM uses only the operating results of each segment as a whole to make decisions about resources to be allocated to each segment and to assess the segment performance. The CODM manages each segment globally and does not regularly review the operating results of any component (e.g., geographic area) or asset within each segment or any such information by geographical location, oil and gas property or project, subsidiary or division, to make decisions about resources to be allocated or to assess performance. While the CODM does review and approve initial corporate funding for a new project using information about the project, he does not review subsequent operating results by project after the initial funding. Each operating segment has one manager. The segment managers are responsible for allocating resources within the segments, reviewing financial results of components within the segments, and assessing the performance of the components. The CODM evaluates the performance of the segment managers based on performance metrics related to each manager’s operating segment as a whole. The Board of Directors of the Corporation does not receive more detailed information than that used by the CODM to operate and manage the Corporation.
      Hedging: The Corporation may use futures, forwards, options and swaps, individually or in combination, to reduce the effects of fluctuations in crude oil, natural gas and refined product selling prices. Related hedge gains or losses are an integral part of the selling or purchase prices. Generally, these derivatives are designated as hedges of expected future cash flows or forecasted transactions (cash flow hedges), and the changes in fair value are recorded in accumulated other comprehensive income. These transactions meet the requirements for hedge accounting, including correlation. The Corporation reclassifies hedging gains and losses included in accumulated other comprehensive income to earnings at the time the hedged transactions are recognized. The ineffective portion of hedges is included in current earnings. The Corporation’s remaining derivatives, including foreign currency contracts, are not designated as hedges and the change in fair value is included in income currently. At December 31, 2004, the Corporation has $875 million of deferred exploration and production hedging losses, after income taxes, included in accumulated other comprehensive income.
      Income Taxes: Judgments are required in the determination and recognition of income tax assets and liabilities in the financial statements. The Corporation has net operating loss carryforwards in several jurisdictions, including the United States, and has recorded deferred tax assets for those losses. Additionally, the Corporation has deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities. Regular assessments are made as to the likelihood of those deferred tax assets being realized. If it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that will be realized. In evaluating realizability of deferred tax assets, the Corporation refers to the reversal periods for temporary differences, available carryforward periods for net operating losses, estimates of future taxable income, the availability of tax planning strategies, the existence of appreciated assets and other factors. Estimates of future taxable income are based on assumptions of oil and gas reserves and selling prices that are consistent with the Corporation’s internal business forecasts.
Environment, Health and Safety
      The Corporation has implemented a values-based, socially-responsible strategy focused on improving environment, health and safety performance and making a positive impact on communities. The strategy is supported by the Corporation’s environment, health, safety and social responsibility policies and by environment and safety management systems that help protect the Corporation’s workforce, customers and local communities. The Corporation’s management systems are based on international standards and are intended to promote internal consistency, adherence to policy objectives and continual improvement in EHS performance. Improved performance may increase the Corporation’s operating costs and could also require increased capital expenditures to reduce potential risks to assets, reputation and license to operate. While overall governance is the responsibility of senior management, the Corporation has programs in place to evaluate regulatory compliance, audit facilities, train employees and to generally meet corporate EHS goals.
      The Port Reading refining facility and the HOVENSA refinery manufacture conventional and reformulated gasolines that are cleaner burning than that required under current U.S. regulations. The production of motor and other fuels in the United States and elsewhere has faced increasing regulatory pressures to reduce sulfur content in recent years. In 2004, new regulations went into effect that significantly reduced gasoline sulfur content and additional rules to reduce the allowable sulfur content in diesel fuel will go into effect in 2006. Fuels production will likely continue to be subject to more stringent regulation in future years and as such may require additional large capital expenditures.

      The Corporation and HOVENSA continue to evaluate options to determine the most cost effective compliance strategies for known fuel regulations. Estimated capital expenditures necessary to comply with low-sulfur gasoline requirements at Port Reading are approximately $70 million over the next two years. Capital expenditures to comply with low-sulfur gasoline and diesel fuel requirements at HOVENSA are presently expected to be approximately $400 million in total, $50 million of which has already been spent. Remaining capital expenditures are projected to be $350 million over the next two years. HOVENSA plans to finance these capital expenditures through cash flow from operations. If it becomes necessary to finance a portion of the capital expenditures, HOVENSA has $400 million of available revolving credit capacity.
      Federal legislation to restrict or ban the use of MTBE, a gasoline oxygenate, and to require the use of ‘renewable’ fuels was considered by the United States Congress in 2004 and will likely be reconsidered in 2005. The Corporation and HOVENSA both manufacture and use MTBE, where permitted, to meet the federal requirement for oxygen in reformulated gasoline. In states within the Corporation’s marketing area where MTBE bans have been enacted, such as Connecticut and New York, the Corporation markets reformulated gasoline without oxygenates and ethanol is added to the gasoline downstream from the refineries to meet regulatory requirements. If Congress bans MTBE nationally or if additional state bans take effect, or if an obligation to use ethanol or other renewable fuels is imposed, the effect on the Corporation and HOVENSA could be significant. Whether the effect is significant will depend on several factors, including the extent and timing of any such bans of MTBE or obligations to use ethanol, requirements for maintenance of certain air emission reductions if MTBE is banned, the cost and availability of alternative oxygenates or credits and whether the minimum oxygen content standard for reformulated gasoline remains in effect. The Corporation will continue to review various options to market and produce reformulated gasolines if additional MTBE bans take effect.
      As described in Item 3 “Legal Proceedings” in 2003, the Corporation and HOVENSA began discussions with the U.S. EPA regarding the EPA’s Petroleum Refining Initiative (PRI). The PRI is an ongoing program that is designed to reduce certain air emissions at all U.S. refineries. Since 2000, EPA has entered into settlements addressing these emissions with petroleum refining companies that control over 50% of the nation’s refining capacity in 26 states and negotiations continue with many refiners. Depending on the outcome of these discussions, the Corporation and HOVENSA may experience increased capital and operating expenses related to air emissions controls. The PRI allows for controls to be phased in over several years.
      The Corporation recognizes the worldwide concern about the environmental and social impact of air emissions. On a global scale, climate change is an issue that has prompted much public debate and has a potential impact on future economic growth and development. The Corporation has undertaken a program to assess, monitor and reduce the emission of “greenhouse gases,” including carbon dioxide and methane. The challenges associated with this program may be significant, not only from the standpoint of technical feasibility, but also from the perspective of adequately measuring the Corporation’s entire greenhouse gas inventory.
      The Corporation expects continuing expenditures for environmental assessment and remediation related primarily to existing conditions. Sites where corrective action may be necessary include gasoline stations, terminals, onshore exploration and production facilities, refineries (including solid waste management units under permits issued pursuant to the Resource Conservation and Recovery Act) and, although not currently significant, “Superfund” sites where the Corporation has been named a potentially responsible party.
      The Corporation accrues for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. At year-end 2004, the Corporation’s reserve for its estimated environmental liability was approximately $81 million. The Corporation does not discount its environmental liability. The Corporation expects that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites. Remediation spending was $12 million in 2004 and 2003 and $9 million in 2002. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, were $1 million in 2004, $7 million in 2003 and $5 million in 2002.

Forward Looking Information
      Certain sections of Management’s Discussion and Analysis of Results of Operations and Financial Condition and Quantitative and Qualitative Disclosures about Market Risk, including references to the Corporation’s future results of operations and financial position, liquidity and capital resources, capital expenditures, oil and gas production, tax rates, debt repayment, hedging, derivative, market risk and environmental disclosures, off-balance sheet arrangements and contractual obligations and contingencies include forward looking information. Forward-looking disclosures are based on the Corporation’s current understanding and assessment of these activities and reasonable assumptions about the future. Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the price of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, these operations are referred to as non-trading activities. The Corporation also has trading operations, principally through a 50% voting interest in a trading partnership. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas and refined products. The following describes how these risks are controlled and managed.
      Controls: The Corporation maintains a control environment under the direction of its chief risk officer and through its corporate risk policy, which the Corporation’s senior management has approved. Controls include volumetric, term and value-at-risk limits. In addition, the chief risk officer must approve the use of new instruments or commodities. Risk limits are monitored daily and exceptions are reported to business units and to senior management. The Corporation’s risk management department also performs independent verifications of sources of fair values and validations of valuation models. These controls apply to all of the Corporation’s non-trading and trading activities, including the consolidated trading partnership. The Corporation’s treasury department administers foreign exchange rate and interest rate hedging programs.
      Instruments: The Corporation primarily uses forward commodity contracts, foreign exchange forward contracts, futures, swaps, options and energy commodity linked securities in its non-trading and trading activities. These contracts are widely traded instruments mainly with standardized terms. The following describes these instruments and how the Corporation uses them:

•	Forward Commodity Contracts: The forward purchase and sale of commodities is performed as part of the Corporation’s normal activities. At title date, the notional value of the contract is exchanged for physical delivery of the commodity. Forward contracts that are designated as normal purchase and sale contracts under FAS No. 133 are excluded from the quantitative market risk disclosures.

•	Forward Foreign Exchange Contracts: Forward contracts include forward purchase contracts for both the British pound sterling and the Danish kroner. These foreign currency contracts commit the Corporation to purchase a fixed amount of pound sterling and kroner at a predetermined exchange rate on a certain date.

•	Futures: The Corporation uses exchange traded futures contracts on a number of different underlying energy commodities. These contracts are settled daily with the relevant exchange and are subject to exchange position limits.

•	Swaps: The Corporation uses financially settled swap contracts with third parties as part of its hedging and trading activities. Cash flows from swap contracts are determined based on underlying commodity prices and are typically settled over the life of the contract.

•	Options: Options on various underlying energy commodities include exchange traded and third party contracts and have various exercise periods. As a seller of options, the Corporation receives a premium at the outset and bears the risk of unfavorable changes in the price of the commodity underlying the option. As a purchaser of options, the Corporation pays a premium at the outset and has the right to participate in the favorable price movements in the underlying commodities.

•	Energy Commodity Linked Securities: Securities where the price is linked to the price of an underlying energy commodity. These securities may be issued by a company or government.
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
      For foreign exchange rate risk, the impact of a 10% change in foreign exchange rates on the value of the Corporation’s portfolio of foreign currency forward contracts is presented in the non-trading section. Similarly, the impact of a 15% change in interest rates on the fair value of the Corporation’s debt is also presented in the non-trading section. A 10% change in foreign exchange rates and a 15% change in the rate of interest over one year are considered reasonable possibilities for providing sensitivity disclosures.
      Non-Trading: The Corporation’s non-trading activities include hedging of crude oil and natural gas production. Futures and swaps are used to fix the selling prices of a portion of the Corporation’s future production and the related gains or losses are an integral part of the Corporation’s selling prices. As of December 31, the Corporation has open hedge positions equal to 60% of its estimated 2005 worldwide crude oil production. The average price for West Texas Intermediate crude oil (WTI) related open hedge positions is $33.06. The average price for Brent crude oil related open hedge positions is $31.17. Approximately 20% of the Corporation’s hedges is WTI related and the remainder is Brent. In addition, the Corporation has approximately 24,000 barrels per day of Brent related crude oil production hedged from 2006 through 2012 at an average price of $26.20 per barrel. There were no hedges of natural gas production at year end. As market conditions change, the Corporation may adjust its hedge percentages.
      Because the selling price of crude oil has increased during 2004, accumulated other comprehensive income (loss) at December 31, 2004 includes after-tax deferred losses of $875 million ($195 million of realized losses and $680 million of unrealized losses) related to crude oil contracts used as hedges of exploration and production sales. Realized losses in accumulated other comprehensive income represent losses on closed contracts that are deferred until the underlying barrels are sold. In addition to the impact of the open hedge positions described above, approximately $52 million of the realized losses will reduce earnings in the first quarter of 2005 and the remainder will reduce earnings during the balance of 2005. The pre-tax amount of all deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.
      The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures and swaps to fix the purchase prices of commodities to be sold under fixed-price sales contracts.
      The following table summarizes the value-at-risk results of commodity related derivatives that are settled in cash and used in non-trading activities. The results may vary from time to time as hedge levels change.

Non-Trading Activities

(Millions of dollars)
2004
At December 31	$108
Average for the year	90
High during the year	111
Low during the year	52
2003
At December 31	$44
Average for the year	43
High during the year	47
Low during the year	40

      The increase in the value at risk in 2004 principally reflects additional hedge positions on Brent related production for the years 2006 through 2012.
      The Corporation uses foreign exchange contracts to reduce its exposure to fluctuating foreign exchange rates by entering into forward purchase contracts for both the British pound sterling and the Danish kroner. At December 31, 2004, the Corporation has $476 million of notional value foreign exchange contracts maturing in 2005 ($384 million at December 31, 2003). The fair value of foreign exchange contracts recorded as assets was $49 million at December 31, 2004 ($40 million at December 31, 2003). The change in fair value of the foreign exchange contracts from a 10% change in exchange rates is estimated to be $53 million at December 31, 2004 ($43 million at December 31, 2003).
      At December 31, 2004, the interest rate on substantially all of the Corporation’s debt was fixed and there were no interest rate swaps. The Corporation’s outstanding debt of $3,835 million has a fair value of $4,327 million at December 31, 2004 (debt of $3,941 million at December 31, 2003 had a fair value of $4,440 million). A 15% change in the rate of interest would change the fair value of debt by approximately $260 million at December 31, 2004 and by approximately $270 million at December 31, 2003.
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
      Gains or losses from sales of physical products are recorded at the time of sale. Derivative trading transactions are marked-to-market and are reflected in income currently. Total realized gains for the year amounted to $79 million. The following table provides an assessment of the factors affecting the changes in fair value of trading activities and represents 100% of the trading partnership and other trading activities.

	2004	2003

	(Millions of
	dollars)
Fair value of contracts outstanding at the beginning of the year	$67	$36
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at the end of year	13	36
Reversal of fair value for contracts closed during the year	(10)	(26)
Fair value of contracts entered into during the year and still outstanding	114	21

Fair value of contracts outstanding at the end of the year	$184	$67

      The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities:

					2008 and
	Total	2005	2006	2007	Beyond

	(Millions of dollars)
Source of fair value
Prices actively quoted	$57	$2	$23	$(1)	$33
Other external sources	132	68	43	19	2
Internal estimates	(5)	(5)	—	—	—

Total	$184	$65	$66	$18	$35

      The following table summarizes the value-at-risk results for all trading activities. The results may change from time to time as strategies change to capture potential market rate movements.

Trading Activities

(Millions of
dollars)
2004
At December 31	$17
Average for the year	12
High during the year	17
Low during the year	7
2003
At December 31	$7
Average for the year	9
High during the year	12
Low during the year	7

      The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at December 31:

	2004	2003

	(Millions of
	dollars)
Investment grade determined by outside sources	$307	$246
Investment grade determined internally*	48	89
Less than investment grade	25	16

Fair value of net receivables outstanding at the end of the year	$380	$351

*	Based on information provided by counterparties and other available sources.

Item 8.	Financial Statements and Supplementary Data
AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
Number

Management’s Report on Internal Control over Financial Reporting	39
Reports of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheet at December 31, 2004 and 2003	42
Statement of Consolidated Income for each of the three years in the period ended December 31, 2004	43
Statement of Consolidated Retained Earnings for each of the three years in the period ended December 31, 2004	44
Statement of Consolidated Cash Flows for each of the three years in the period ended December 31, 2004	45
Statement of Consolidated Changes in Preferred Stock, Common Stock and Capital in Excess of Par Value for each of the three years in the period ended December 31, 2004	46
Statement of Consolidated Comprehensive Income for each of the three years in the period ended December 31, 2004	46
Notes to Consolidated Financial Statements	47
Supplementary Oil and Gas Data	70
Quarterly Financial Data	77
Consent of Independent Registered Public Accounting Firm	F-1
Schedule* II — Valuation and Qualifying Accounts	F-2
HOVENSA L.L.C. Financial Statements as of December 31, 2004	F-3

*	Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

By	/s/ John P. Rielly John P. Rielly Senior Vice President and Chief Financial Officer	By	/s/ John B. Hess John B. Hess Chairman of the Board and Chief Executive Officer
February 21, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Amerada Hess Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Amerada Hess Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amerada Hess Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Amerada Hess Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Amerada Hess Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Amerada Hess Corporation and consolidated subsidiaries as of December 31, 2004 and 2003, and the related statements of consolidated income, retained earnings, cash flows, changes in preferred stock, common stock and capital in excess of par value and comprehensive income for each of the three years in the period ended December 31, 2004, and our report dated February 21, 2005 expressed an unqualified opinion on these statements.

New York, NY
February 21, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Amerada Hess Corporation
      We have audited the accompanying consolidated balance sheet of Amerada Hess Corporation and consolidated subsidiaries as of December 31, 2004 and 2003, and the related statements of consolidated income, retained earnings, cash flows, changes in preferred stock, common stock and capital in excess of par value and comprehensive income for each of the three years in the period ended December 31, 2004. Our audits also included the Financial Statement Schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerada Hess Corporation and consolidated subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Financial Statement Schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amerada Hess Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2005 expressed an unqualified opinion thereon.

New York, NY
February 21, 2005

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	At December 31

	2004	2003

	(Millions of dollars;
	thousands of shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$877	$518
Accounts receivable
Trade	2,185	1,717
Other	182	185
Inventories	596	579
Other current assets	495	187

Total current assets	4,335	3,186

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	1,116	960
Other	138	135

Total investments and advances	1,254	1,095

PROPERTY, PLANT AND EQUIPMENT
Exploration and production	16,095	14,614
Refining and marketing	1,537	1,486

Total — at cost	17,632	16,100
Less reserves for depreciation, depletion, amortization and lease impairment	9,127	8,122

Property, plant and equipment — net	8,505	7,978

NOTES RECEIVABLE	212	302
GOODWILL	977	977
DEFERRED INCOME TAXES	834	306
OTHER ASSETS	195	139

TOTAL ASSETS	$16,312	$13,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,280	$1,542
Accrued liabilities	920	855
Taxes payable	447	199
Current maturities of long-term debt	50	73

Total current liabilities	4,697	2,669

LONG-TERM DEBT	3,785	3,868

DEFERRED LIABILITIES AND CREDITS
Deferred income taxes	1,184	1,144
Asset retirement obligations	511	462
Other	538	500

Total deferred liabilities and credits	2,233	2,106

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
7% cumulative mandatory convertible series
Authorized — 13,500 shares
Issued — 13,500 shares in 2004 and 2003 ($675 million liquidation preference)	14	14
3% cumulative convertible series
Authorized — 330 shares
Issued — 327 shares in 2004 and 2003 ($16 million liquidation preference)	—	—
Common stock, par value $1.00
Authorized — 200,000 shares
Issued — 91,715 shares in 2004; 89,868 shares in 2003	92	90
Capital in excess of par value	1,727	1,603
Retained earnings	4,831	4,011
Accumulated other comprehensive income (loss)	(1,024)	(350)
Deferred compensation	(43)	(28)

Total stockholders’ equity	5,597	5,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,312	$13,983

The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities. See accompanying notes to consolidated financial statements.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME

	For the Years Ended December 31

	2004	2003	2002

	(Millions of dollars, except per share data)
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$16,733	$14,311	$11,551
Non-operating income (expense)
Gain on asset sales	55	39	143
Equity in income (loss) of HOVENSA L.L.C.	244	117	(47)
Other	94	13	85

Total revenues and non-operating income	17,126	14,480	11,732

COSTS AND EXPENSES
Cost of products sold	11,971	9,947	7,226
Production expenses	825	796	736
Marketing expenses	737	709	703
Exploration expenses, including dry holes and lease impairment	287	369	316
Other operating expenses	195	192	165
General and administrative expenses	342	340	253
Interest expense	241	293	256
Depreciation, depletion and amortization	970	1,053	1,118
Asset impairments	—	—	1,024

Total costs and expenses	15,568	13,699	11,797

Income (loss) from continuing operations before income taxes	1,558	781	(65)
Provision for income taxes	588	314	180

Income (loss) from continuing operations	970	467	(245)
Discontinued operations
Net gain from asset sales	—	116	—
Income from operations	7	53	27
Cumulative effect of change in accounting principle	—	7	—

NET INCOME (LOSS)	$977	$643	$(218)

Less preferred stock dividends	48	5	—

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$929	$638	$(218)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$10.30	$5.21	$(2.78)
Net income (loss)	10.38	7.19	(2.48)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$9.50	$5.17	$(2.78)
Net income (loss)	9.57	7.11	(2.48)
See accompanying notes to consolidated financial statements.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED RETAINED EARNINGS

	For the Years Ended
	December 31

	2004	2003	2002

	(Millions of dollars,
	except per share data)
BALANCE AT BEGINNING OF YEAR	$4,011	$3,482	$3,807
Net income (loss)	977	643	(218)
Dividends declared on common stock ($1.20 per share in 2004, 2003 and 2002)	(109)	(109)	(107)
Dividends on preferred stock ($3.50 per share in 2004 and $.34 per share in 2003)	(48)	(5)	—

BALANCE AT END OF YEAR	$4,831	$4,011	$3,482

See accompanying notes to consolidated financial statements.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Years Ended December 31

	2004	2003	2002

	(Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$977	$643	$(218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	970	1,053	1,118
Asset impairments	—	—	1,024
Exploratory dry hole costs	81	162	157
Lease impairment	77	65	41
Pre-tax gain on asset sales	(55)	(245)	(117)
Provision (benefit) for deferred income taxes	(211)	107	(258)
Undistributed earnings of HOVENSA L.L.C.	(156)	(117)	47
Non-cash effect of discontinued operations	(7)	46	280
Changes in other operating assets and liabilities
(Increase) decrease in accounts receivable	(519)	47	(104)
(Increase) decrease in inventories	(16)	(107)	51
Increase (decrease) in accounts payable and accrued liabilities	783	18	(217)
Increase (decrease) in taxes payable	131	(39)	50
Changes in prepaid expenses and other	(152)	(52)	111

Net cash provided by operating activities	1,903	1,581	1,965

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
Exploration and production	(1,434)	(1,286)	(1,404)
Refining and marketing	(87)	(72)	(130)

Total capital expenditures	(1,521)	(1,358)	(1,534)
Proceeds from asset sales	57	545	412
Payment received on notes receivable	90	61	48
Other	3	(25)	(22)

Net cash used in investing activities	(1,371)	(777)	(1,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt with maturities of 90 days or less	—	(2)	(581)
Debt with maturities of greater than 90 days
Borrowings	25	—	637
Repayments	(131)	(1,026)	(686)
Proceeds from issuance of preferred stock	—	653	—
Cash dividends paid	(157)	(108)	(107)
Stock options exercised	90	—	28

Net cash used in financing activities	(173)	(483)	(709)

NET INCREASE IN CASH AND CASH EQUIVALENTS	359	321	160
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	518	197	37

CASH AND CASH EQUIVALENTS AT END OF YEAR	$877	$518	$197

See accompanying notes to consolidated financial statements.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN PREFERRED
STOCK, COMMON STOCK AND CAPITAL IN EXCESS OF PAR VALUE

	Preferred Stock		Common Stock
					Capital in
	Number of		Number of		Excess of
	Shares	Amount	Shares	Amount	Par Value

	(Millions of dollars; thousands of shares)
BALANCE AT JANUARY 1, 2002	327	$—	88,757	$89	$903
Cancellations of nonvested common stock awards (net)	—	—	(55)	—	(3)
Employee stock options exercised	—	—	491	—	32

BALANCE AT DECEMBER 31, 2002	327	—	89,193	89	932
Issuance of preferred stock	13,500	14	—	—	639
Distributions to trustee of nonvested common stock awards (net)	—	—	675	1	32

BALANCE AT DECEMBER 31, 2003	13,827	14	89,868	90	1,603
Distributions to trustee of nonvested common stock awards (net)	—	—	309	—	24
Employee stock options exercised	—	—	1,538	2	100

BALANCE AT DECEMBER 31, 2004	13,827	$14	91,715	$92	$1,727

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	For the Years Ended December 31

	2004	2003	2002

	(Millions of dollars)
COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$977	$643	$(218)
Change in foreign currency translation adjustment	36	13	34
Additional minimum pension liability, after tax	(25)	(1)	(71)
Deferred gains (losses) on oil and gas cash flow hedges, after tax Reclassification of deferred hedging to income	511	203	(56)
Net change in fair value of cash flow hedges	(1,196)	(311)	(269)

COMPREHENSIVE INCOME (LOSS)	$303	$547	$(580)

See accompanying notes to consolidated financial statements.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
      Nature of Business: Amerada Hess Corporation and subsidiaries (the Corporation) engage in the exploration for and the production, purchase, transportation and sale of crude oil and natural gas. These activities are conducted in the United States, United Kingdom, Norway, Denmark, Equatorial Guinea, Algeria, Azerbaijan, Gabon, Indonesia, Malaysia, Thailand and other countries. In addition, the Corporation manufactures, purchases, transports, trades and markets refined petroleum and other energy products. The Corporation owns 50% of HOVENSA L.L.C., a refinery joint venture in the United States Virgin Islands. An additional refining facility, terminals and retail gasoline stations are located on the East Coast of the United States.
      In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the income statement. Actual results could differ from those estimates. Among the estimates made by management are oil and gas reserves, asset valuations, depreciable lives, pension liabilities, environmental obligations, dismantlement costs and income taxes.
      Certain information in the financial statements and notes has been reclassified to conform to current period presentation.
      Principles of Consolidation: The consolidated financial statements include the accounts of Amerada Hess Corporation and entities in which the Corporation owns more than a 50% voting interest or entities that the Corporation controls. The Corporation’s undivided interests in unincorporated oil and gas exploration and production ventures are proportionately consolidated.
      Investments in affiliated companies, 20% to 50% owned, including HOVENSA but excluding a trading partnership, are stated at cost of acquisition plus the Corporation’s equity in undistributed net income since acquisition. The change in the equity in net income of these companies is included in non-operating income in the income statement. The Corporation consolidates the trading partnership in which it owns a 50% voting interest and over which it exercises control.
      Intercompany transactions and accounts are eliminated in consolidation.
      Revenue Recognition: The Corporation recognizes revenues from the sale of crude oil, natural gas, petroleum products and other merchandise when title passes to the customer. The Corporation recognizes revenues from the production of natural gas properties based on sales to customers. Differences between natural gas volumes sold and the Corporation’s share of natural gas production are not material.
      In its exploration and production activities, the Corporation enters into buy-sell arrangements for crude oil that involve linked sale and purchase transactions for the primary purpose of changing location or quality. These arrangements are reported net in the income statement. In its refining and marketing activities, the Corporation exchanges refined products with other oil companies and enters into buy-sell arrangements that involve linked sale and purchase transactions with the same counterparty for the purpose of changing location and quality. These arrangements are reported net in the income statement. The amount of netted buy-sell transactions is less than 10% of sales in each year in the three year period ended December 31, 2004.
      Derivatives (futures, forwards, options and swaps) used in energy trading activities are marked to market, with net gains and losses recorded in operating revenue. Gains or losses from the sale of physical products are recorded at the time of sale.
      Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less when acquired.
      Inventories: Crude oil and refined product inventories are valued at the lower of average cost or market. For inventories valued at cost, the Corporation uses principally the last-in, first-out (LIFO) inventory method.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Inventories of merchandise, materials and supplies are valued at the lower of average cost or market.
      Exploration and Development Costs: Oil and gas exploration and production activities are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs, are capitalized. Annual lease rentals, exploration expenses and exploratory dry hole costs are expensed as incurred. Costs of drilling and equipping productive wells, including development dry holes, and related production facilities are capitalized.
      The costs of exploratory wells that find oil and gas reserves are capitalized pending determination of whether proved reserves have been found. In an area requiring a major capital expenditure before production can begin, an exploration well is carried as an asset if sufficient reserves are discovered to justify its completion as a production well, and additional exploration drilling is underway or firmly planned. The Corporation does not capitalize the cost of other exploratory wells for more than one year unless proved reserves are found.
      Depreciation, Depletion and Amortization: The Corporation calculates depletion expense for acquisition costs of proved properties using the units of production method over proved oil and gas reserves. Depreciation and depletion expense for oil and gas production equipment and wells is calculated using the units of production method over proved developed oil and gas reserves. Depreciation of all other plant and equipment is determined on the straight-line method based on estimated useful lives. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors.
      Asset Retirement Obligations: On January 1, 2003, the Corporation changed its method of accounting for asset retirement obligations as required by FAS No. 143, Accounting for Asset Retirement Obligations. Previously, the Corporation had accrued the estimated costs of dismantlement, restoration and abandonment, less estimated salvage values, of offshore oil and gas production platforms and pipelines using the units-of-production method. This cost was reported as a component of depreciation expense and accumulated depreciation. Using the new accounting method required by FAS No. 143, the Corporation recognizes a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred. The Corporation capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived assets. The cumulative effect of this change on prior years resulted in a credit to income of $7 million or $.07 per share, basic and diluted. The cumulative effect is included in income for the year ended December 31, 2003. The effect of the change on the year 2003 was to increase income before the cumulative effect of the accounting change by $3 million, after-tax ($.03 per share diluted).
      Impairment of Long-Lived Assets: The Corporation reviews long-lived assets, including oil and gas properties at a field level, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. If the carrying amounts are not expected to be recovered by undiscounted future cash flows, the assets are impaired and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets determined by discounting anticipated future net cash flows. In the case of oil and gas fields, the net present value of future cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes of individual fields and discounted at a rate commensurate with the risks involved. The projected production volumes represent reserves, including probable reserves, expected to be produced based on a stipulated amount of capital expenditures. The production volumes, prices and timing of production are consistent with internal projections and other externally reported information. Oil and gas prices used for determining asset impairments will generally differ from the year-end prices used in the standardized measure of discounted future net cash flows.
      Impairment of Equity Investees: The Corporation reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
occurred. The amount of the impairment is based on quoted market prices, where available, or other valuation techniques, including discounted cash flows.
      Impairment of Goodwill: In accordance with FAS No. 142, Goodwill and Other Intangible Assets, goodwill cannot be amortized; however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level, which is the exploration and production segment for the Corporation’s goodwill. The Corporation identifies potential impairments by comparing the fair value of the reporting unit to its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the Corporation calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, an impairment would be recorded.
      Maintenance and Repairs: The estimated costs of major maintenance, including turnarounds at the Port Reading refining facility, are accrued. Other expenditures for maintenance and repairs are expensed as incurred. Capital improvements are recorded as additions to property, plant and equipment.
      Environmental Expenditures: The Corporation capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Corporation accrues environmental expenses to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable.
      Stock-Based Compensation: The Corporation records compensation expense for restricted common stock awards ratably over the vesting period. The Corporation uses the intrinsic value method to account for employee stock options. Because the exercise prices of employee stock options equal or exceed the market price of the stock on the date of grant, the Corporation does not recognize compensation expense (see Note 9). The following pro forma financial information presents the effect on net income and earnings per share as if the Corporation used the fair value method for stock options.

	2004	2003	2002

	(Millions of dollars, except
	per share data)
Net income (loss)	$977	$643	$(218)
Add stock-based employee compensation expense included in net income, net of taxes	11	7	5
Less total stock-based employee compensation expense determined using the fair value method, net of taxes	(18)	(8)	(19)

Pro forma net income (loss)	$970	$642	$(232)

Net income (loss) per share as reported
Basic	$10.38	$7.19	$(2.48)
Diluted	9.57	7.11	(2.48)
Pro forma net income (loss) per share
Basic	$10.31	$7.19	$(2.63)
Diluted	9.50	7.11	(2.63)

      Foreign Currency Translation: The U.S. dollar is the functional currency (primary currency in which business is conducted) for most foreign operations. For these operations, adjustments resulting from translating foreign currency assets and liabilities into U.S. dollars are recorded in income. For operations that use the local currency as the functional currency, adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of stockholders’ equity

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
entitled accumulated other comprehensive income. Gains or losses resulting from transactions in other than the functional currency are reflected in net income.
      Hedging: The Corporation may use futures, forwards, options and swaps, individually or in combination, to reduce the effects of fluctuations in crude oil, natural gas and refined product selling prices. Related hedge gains or losses are an integral part of the selling or purchase prices. Generally, these derivatives are designated as hedges of expected future cash flows or forecasted transactions (cash flow hedges), and the changes in fair value are recorded in accumulated other comprehensive income. These transactions meet the requirements for hedge accounting, including correlation. The Corporation reclassifies hedging gains and losses included in accumulated other comprehensive income to earnings at the time the hedged transactions are recognized. The ineffective portion of hedges is included in current earnings. The Corporation’s remaining derivatives, including foreign currency contracts, are not designated as hedges and the change in fair value is included in income currently.
      Income Taxes: Deferred income taxes are determined using the liability method. The Corporation regularly assesses the realizability of deferred tax assets, based on estimates of future taxable income, the availability of tax planning strategies, the existence of appreciated assets, the available carryforward periods for net operating losses and other factors. The Corporation does not provide for deferred U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.
      Accounting Change: The Corporation has adopted Emerging Issues Task Force abstract 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. In accordance with EITF 02-3, the Corporation began accounting for trading inventory purchased after October 25, 2002 at the lower of cost or market. Inventory purchased prior to this date was marked-to-market with changes reflected in income currently. Beginning January 1, 2003, the Corporation accounted for all trading inventory at the lower of cost or market. This accounting change did not have a material effect on the Corporation’s income or financial position.

2.	Items Affecting Income from Continuing Operations
      The following items are included in income from continuing operations:

	Items Affecting Income Before Taxes

	2004	2003	2002

	(Millions of dollars, income (expense))
Gains from asset sales	$55	$38	$143
Corporate insurance accrual	(20)	—	—
LIFO inventory liquidation	20	—	—
Accrued severance and office costs	(15)	(53)	—
Premium on bonds repurchased	—	(58)	(15)
Asset impairments	—	—	(1,024)
Reduction in carrying value of refining and marketing intangibles and severance	—	—	(35)

	$40	$(73)	$(931)

	Items Affecting Income Taxes

	2004	2003	2002

Income tax adjustments	$32	$30	$(43)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      2004: Earnings from exploration and production operations included gains totaling $55 million from the sales of an office building in Aberdeen, Scotland, a non-producing property in Malaysia and two mature Gulf of Mexico properties. Exploration and production results also reflected an additional accrual of $15 million for vacated office lease costs. Exploration and production earnings also included foreign income tax adjustments of $19 million resulting from a tax law change and a tax settlement.
      Refining and marketing results include $20 million of income from the liquidation of LIFO inventories. Corporate expenses include $20 million of insurance costs related to retrospective premium increases and a $13 million income tax benefit arising from the settlement of a federal tax audit.
      2003: The Corporation recorded a charge of $58 million for premiums paid on the repurchase of bonds. This charge is reflected in non-operating income (expense) in the income statement.
      Exploration and production results included expenses of $53 million for accrued severance and vacated office costs. Of this amount, $32 million relates to leased office space and the remainder relates to severance for positions that were eliminated in London, Aberdeen and Houston. The 2003 expense is reflected principally in general and administrative expense in the income statement. At December 31, 2003, the Corporation had a related accrual of $38 million for severance and vacated office costs. During 2004, the Corporation accrued $17 million of additional costs and reduced the accrual by $16 million for severance payments and lease costs. At December 31, 2004, the accrual for severance and vacated office space was $39 million.
      Exploration and production earnings in 2003 included income tax benefits of $30 million reflecting the recognition of certain prior year foreign exploration expenses for United States income tax purposes. In addition, the Corporation recorded a gain of $47 million from the sale of its 1.5% interest in the Trans-Alaska Pipeline System. A loss of $9 million was recorded in refining and marketing earnings due to the sale of a shipping joint venture.
      2002: The Corporation recorded an impairment charge of $706 million relating to the Ceiba field in Equatorial Guinea. The charge resulted from a reduction in probable reserves of approximately 12% of total field reserves, as well as the additional development costs of producing these reserves over a longer field life. Fair value was determined by discounting anticipated future net cash flows. The Corporation also recorded an impairment charge of $318 million to reduce the carrying value of oil and gas properties located primarily in the Main Pass/Breton Sound area of the Gulf of Mexico. Most of these properties were obtained in the 2001 LLOG acquisition and consisted of producing oil and gas fields with proved and probable reserves and exploration acreage. This charge principally reflects reduced reserve estimates on these fields resulting from unfavorable production performance. The fair values of producing properties were determined by using discounted cash flows. Exploration properties were evaluated by using results of drilling and production data from nearby fields and seismic data for these and other properties in the area. These charges were recorded in the caption asset impairments in the income statement.
      During 2002, the Corporation completed the sale of six United States flag vessels in its refining and marketing segment for $161 million in cash and a note for $29 million. The sale resulted in a gain of $102 million. The Corporation agreed to support the buyer’s charter rate for these vessels for up to five years. A gain of $50 million was deferred as part of the sale transaction to reflect potential obligations of the support agreement. The support agreement requires that, if the actual contracted rate for the charter of a vessel is less than the stipulated charter rate in the agreement, the Corporation pays to the buyer the difference between the contracted rate and the stipulated rate. If the actual contracted rate exceeds the stipulated rate, the buyer must apply such amount to reimburse the Corporation for any payments made by the Corporation up to that date. At January 1, 2004, the charter support reserve was $32 million. During 2004, the Corporation paid $4 million of charter support. Based on contractual long-term charter rates and estimates of future charter

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rates, the Corporation lowered the estimated charter support reserve by $18 million. At December 31, 2004, the remaining balance in the charter support reserve was $10 million.
      Gains of $41 million were recorded during 2002 from sales of oil and gas producing properties in the United States, United Kingdom and Azerbaijan and the Corporation’s energy marketing business in the United Kingdom.
      In 2002, the Corporation recorded a charge of $22 million for the write-off of intangible assets in its U.S. energy marketing business. In addition, accrued severance of $13 million was recorded for cost reduction initiatives in refining and marketing, principally in energy marketing.
      The United Kingdom government enacted a 10% supplementary tax on profits from oil and gas production in 2002. Because of this tax law change, the Corporation recorded a one-time provision for deferred taxes of $43 million to increase the deferred tax liability on its balance sheet.

3.	Discontinued Operations
      In 2003, the Corporation exchanged its crude oil producing properties in Colombia (acquired in 2001 as part of the Triton acquisition), plus $10 million in cash, for an additional 25% interest in natural gas reserves in the joint development area of Malaysia and Thailand. The exchange resulted in a charge to income of $51 million before income taxes, which the Corporation reported as a loss from discontinued operations. The loss on this exchange included a $43 million adjustment of the book value of the Colombian assets to fair value resulting primarily from a revision in crude oil reserves. The loss also included a $26 million charge from the recognition in earnings of the value of related hedge contracts at the time of the exchange. These items were partially offset by earnings of $18 million in Colombia prior to the exchange. Income from discontinued operations of $7 million in 2004 reflects the settlement of a previously accrued contingency relating to the exchanged Colombian assets.
      In 2003, the Corporation sold producing properties in the Gulf of Mexico shelf, the Jabung Field in Indonesia and several small United Kingdom fields. The aggregate proceeds from these sales were $445 million and the after-tax gain from disposition was $176 million.
      Sales and other operating revenues (net of intercompany sales) from discontinued operations were $97 million in 2003 and $381 million in 2002. Pretax operating profit for the same periods was $82 million and $14 million, respectively. Income tax expense (benefit) was $29 million and $(13) million for the same periods. The net production from fields accounted for as discontinued operations in 2003 at the time of disposition was approximately 45,000 barrels of oil equivalent per day.

4.	Inventories
      Inventories at December 31 are as follows:

	2004	2003

	(Millions of dollars)
Crude oil and other charge stocks	$174	$138
Refined and other finished products	700	567
Less: LIFO adjustment	(446)	(293)

	428	412
Merchandise, materials and supplies	168	167

Total	$596	$579

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, the Corporation reduced LIFO inventories, which are carried at lower costs than current inventory costs. The effect of the LIFO inventory liquidation was to decrease cost of products sold by approximately $20 million.

5.	Refining Joint Venture
      The Corporation has an investment in HOVENSA L.L.C., a 50% joint venture with Petroleos de Venezuela, S.A. (PDVSA). HOVENSA owns and operates a refinery in the Virgin Islands.
      The Corporation accounts for its investment in HOVENSA using the equity method. Summarized financial information for HOVENSA as of December 31, 2004, 2003 and 2002 and for the years then ended follows:

	2004	2003	2002

	(Millions of dollars)
Summarized Balance Sheet
At December 31
Cash and cash equivalents	$518	$341	$11
Other current assets	675	541	509
Net fixed assets	1,843	1,818	1,895
Other assets	36	37	40
Current liabilities	(606)	(441)	(335)
Long-term debt	(252)	(392)	(467)
Deferred liabilities and credits	(48)	(56)	(45)

Partners’ equity	$2,166	$1,848	$1,608

Summarized Income Statement
For the years ended December 31
Total revenues	$7,776	$5,451	$3,783
Costs and expenses	(7,282)	(5,212)	(3,872)

Net income (loss)	$494	$239	$(89)

Amerada Hess Corporation’s share(a)	$244	$117	$(47)

(a)	Before Virgin Islands income taxes, which were recorded by the Corporation.
     During 2004, the Corporation received a cash distribution of $88 million from HOVENSA. The Corporation’s share of HOVENSA’s undistributed income at December 31, 2004 aggregated $398 million.
      The Corporation has agreed to purchase 50% of HOVENSA’s production of refined products at market prices, after sales by HOVENSA to unaffiliated parties. Such purchases amounted to approximately $2,940 million during 2004, $2,040 million during 2003 and $1,280 million during 2002. The Corporation sold crude oil to HOVENSA for approximately $35 million during 2004, $410 million during 2003 and $80 million during 2002. In addition, the Corporation billed HOVENSA freight charter costs of $75 million during 2004, $59 million during 2003 and $20 million during 2002.
      The Corporation guarantees the payment of up to 50% of the value of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At December 31, 2004, the guarantee amounted to $97 million. This amount fluctuates based on the volume of crude oil purchased and the related crude oil prices. In addition, the

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Corporation has agreed to provide funding up to a maximum of $40 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
      At formation of the joint venture, PDVSA V.I., a wholly-owned subsidiary of PDVSA, purchased a 50% interest in the fixed assets of the Corporation’s Virgin Islands refinery for $62.5 million in cash and a 10-year note from PDVSA V.I. for $562.5 million bearing interest at 8.46% per annum and requiring principal payments over its term. At December 31, 2004 and 2003, the principal balance of the note was $273 million and $334 million, respectively.

6.	Property, Plant and Equipment
      Property, plant and equipment at December 31 consists of the following:

	2004	2003

	(Millions of dollars)
Exploration and production
Unproved properties	$450	$950
Proved properties	3,267	2,732
Wells, equipment and related facilities	12,378	10,932
Refining and marketing	1,537	1,486

Total — at cost	17,632	16,100
Less reserves for depreciation, depletion, amortization and lease impairment	9,127	8,122

Property, plant and equipment, net	$8,505	$7,978

      During 2003, the Corporation recorded non-cash additions to fixed assets of $1,340 million. Of this total, $485 million related to assets that were previously accounted for as an equity investment in a company that holds natural gas reserves in Malaysia and Thailand. The remaining $855 million resulted from asset exchanges. The Corporation also recorded deferred income tax liabilities of $105 million related to the asset exchanges. The assets and liabilities relinquished in these exchanges included fixed assets of approximately $770 million, an additional equity investment of $145 million and deferred income tax liabilities of $145 million.
      The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31, 2004, 2003 and 2002 and the changes therein:

	2004	2003	2002

	(Millions of dollars)
Beginning balance at January 1	$225	$211	$156
Additions to capitalized exploratory well costs pending the determination of proved reserves	150	78	168
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(149)	(1)	(34)
Capitalized exploratory well costs charged to expense	(6)	(41)	(37)
Sales, exchanges or disposals (includes discontinued operations)	—	(22)	(42)

Ending balance at December 31	$220	$225	$211

Number of wells at end of year	15	26	26

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The preceding table excludes exploratory dry hole costs of $75 million, $121 million and $120 million in 2004, 2003 and 2002, respectively, relating to wells that were drilled and expensed in the same year. At December 31, 2004 and 2003, the capitalized costs relate to wells in process of drilling and capitalized successful wells in the United States Gulf of Mexico and planned developments in Equatorial Guinea, Indonesia and Thailand. The Financial Accounting Standards Board has issued a proposed FASB Staff Position (FSP) which would further define the criteria for capitalizing exploration wells. If this FSP is issued in final form, no material effect on the Corporation’s results of operations or financial position is anticipated.

7.	Asset Retirement Obligations
      The following table describes changes to the Corporation’s asset retirement obligations:

	2004	2003

	(Millions of dollars)
Asset retirement obligations at January 1	$462	$556
Liabilities incurred	2	15
Liabilities settled or disposed of	(40)	(173)
Accretion expense	24	28
Revisions	49	25
Foreign currency translation	14	11

Asset retirement obligations at December 31	$511	$462

8.	Long-Term Debt
      Long-term debt at December 31 consists of the following:

	2004	2003

	(Millions of dollars)
Fixed rate debentures, weighted average rate 7.3%, due through 2033	$3,160	$3,222
Pollution Control Revenue Bonds, weighted average rate 5.9%, due through 2034	53	53
Fixed rate notes, payable principally to insurance companies, weighted average rate 8.4%, due through 2014	446	450
Project lease financing, weighted average rate 5.1%, due through 2014	166	164
Other loans, weighted average rate 6.4%, due through 2019	10	52

	3,835	3,941
Less amount included in current maturities	50	73

Total	$3,785	$3,868

      The aggregate long-term debt maturing during the next five years is as follows (in millions): 2005 — $50 (included in current liabilities); 2006 — $78; 2007 — $192; 2008 — $129 and 2009 — $338.
      At December 31, 2004, the Corporation’s public fixed rate debentures have a face value of $3,176 million ($3,160 million net of unamortized discount). Interest rates on the debentures range from 5.9% to 8% and have a weighted average rate of 7.3%. During 2003, the Corporation repurchased $1,015 million of fixed rate debentures.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, the Corporation entered into a new $2.5 billion syndicated, revolving credit facility expiring in December 2009, which can be used for borrowings and letters of credit. At December 31, 2004, the Corporation has used $570 million of this facility for letters of credit. Borrowings under the facility currently would bear interest at ..80% above the London Interbank Offered Rate. A facility fee of ..20% per annum is currently payable on the amount of the credit line. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes.
      The Corporation’s long-term debt agreements contain restrictions on the amount of total borrowings and cash dividends allowed. At December 31, 2004, the Corporation is permitted to borrow an additional $5.5 billion for the construction or acquisition of assets. At year-end, the amount that can be borrowed for the payment of dividends or stock repurchases is $2.0 billion. Under the Corporation’s revolving credit agreement, if two stated credit rating agencies classify the Corporation’s public debt below investment grade, an additional covenant becomes effective requiring that the Corporation’s ratio of total consolidated debt to consolidated EBITDA, as defined, shall not exceed 3.5. The Corporation would have been in compliance with this covenant had it been in effect for the year ended December 31, 2004. This covenant shall be deleted from the credit agreement if both credit rating agencies’ ratings are simultaneously investment grade.
      In 2004, 2003 and 2002, the Corporation capitalized interest of $54 million, $41 million and $101 million, respectively, on major development projects. The total amount of interest paid (net of amounts capitalized), principally on short-term and long-term debt, in 2004, 2003 and 2002 was $243 million, $313 million and $274 million, respectively.

9.	Stock-Based Compensation Plans
      The Corporation has outstanding restricted stock and stock options under its Amended and Restated 1995 Long-Term Incentive Plan. Generally, stock options vest from one to three years from the date of grant and the exercise price equals or exceeds the market price on the date of grant. Outstanding restricted common stock generally vests three to five years from the date of grant.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Corporation’s stock option activity in 2004, 2003 and 2002 consisted of the following:

		Weighted-
		Average
		Exercise Price
	Options	per Share

	(Thousands)
Outstanding at January 1, 2002	4,874	$58.87
Granted	46	66.45
Exercised	(492)	57.81
Forfeited	(53)	59.79

Outstanding at December 31, 2002	4,375	59.06
Granted	65	47.07
Forfeited	(283)	64.08

Outstanding at December 31, 2003	4,157	58.54
Granted	1,198	72.79
Exercised	(1,538)	58.53
Forfeited	(30)	65.93

Outstanding at December 31, 2004	3,787	$62.99

Exercisable at December 31, 2002	4,329	$58.99
Exercisable at December 31, 2003	4,092	58.72
Exercisable at December 31, 2004	2,607	58.55

      Exercise prices for employee stock options at December 31, 2004 ranged from $45.81 to $89.90 per share. The weighted-average remaining contractual life of employee stock options is 7 years.
      The Corporation uses the Black-Scholes model to estimate the fair value of employee stock options for pro forma disclosure of the effects on net income and earnings per share. The Corporation used the following weighted-average assumptions in the Black-Scholes model for 2004, 2003 and 2002, respectively: risk-free interest rates of 4.3%, 3.6% and 4.2%; expected stock price volatility of .293, .288 and .262; dividend yield of 1.7%, 2.6% and 1.9%; and an expected life of seven years. The weighted-average fair values per share of options granted for which the exercise price equaled the market price on the date of grant were $23.75 in 2004, $12.60 in 2003 and $19.63 in 2002. The Corporation’s net income would have been reduced by approximately $7 million in 2004, $1 million in 2003 and $14 million in 2002 if option expenses were recorded using the fair value method.
      Total compensation expense for restricted common stock was $17 million in 2004, $11 million in 2003 and $7 million in 2002. Awards of restricted common stock were as follows:

	Shares of	Weighted-
	Restricted	Average
	Common	Price on
	Stock	Date of
	Awarded	Grant

	(Thousands)
Granted in 2002	21	$66.29
Granted in 2003	765	46.73
Granted in 2004	423	72.97

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the number of common shares reserved for issuance under the 1995 Long-Term Incentive Plan is as follows (in thousands):

Future awards	6,502
Stock options outstanding	3,787

Total	10,289

      In 2004, the Financial Accounting Standards Board reissued Statement No. 123, Share-Based Payment (FAS 123R). This new standard requires that compensation expense for all stock-based payments to employees, including grants of employee stock options, be recognized in the income statement based on fair values. Had the Corporation adopted FAS 123R in prior periods, the impact would have approximated the additional expenses disclosed above and in the table under Stock-Based Compensation in Note 1. The Corporation must adopt FAS 123R no later than July 1, 2005.

10.	Foreign Currency Translation
      Foreign currency gains (losses) from continuing operations before income taxes amounted to $29 million in 2004, $(6) million in 2003 and $26 million in 2002. The balances in accumulated other comprehensive income related to foreign currency translation were reductions in stockholders’ equity of $58 million at December 31, 2004 and $94 million at December 31, 2003.

11.	Pension Plans
      The Corporation has funded noncontributory defined benefit pension plans for substantially all of its employees. In addition, the Corporation has an unfunded supplemental pension plan covering certain employees. The unfunded supplemental pension plan provides for incremental pension payments from the Corporation’s funds so that total pension payments equal amounts that would have been payable from the Corporation’s principal pension plans, were it not for limitations imposed by income tax regulations. The plans provide defined benefits based on years of service and final average salary. The Corporation uses December 31 as the measurement date for its plans.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles the projected benefit obligation and the fair value of plan assets and shows the funded status of the pension plans:

	Funded		Unfunded
	Pension		Pension
	Plans		Plan

	2004	2003	2004	2003

	(Millions of dollars)
Reconciliation of projected benefit obligation
Balance at January 1	$817	$721	$65	$61
Service cost	23	24	3	3
Interest cost	50	47	4	4
Actuarial loss	67	57	25	3
Benefit payments	(32)	(32)	(20)	(6)

Balance at December 31	925	817	77	65

Reconciliation of fair value of plan assets
Balance at January 1	626	487	—	—
Actual return on plan assets	74	104	—	—
Employer contributions	82	67	20	6
Benefit payments	(32)	(32)	(20)	(6)

Balance at December 31	750	626	—	—

Funded status (plan assets less than benefit obligations)	(175)	(191)	(77)*	(65)*
Unrecognized net actuarial loss	230	190	34	18
Unrecognized prior service cost	2	3	4	3

Net amount recognized	$57	$2	$(39)	$(44)

*	The trust established by the Corporation to fund the supplemental plan held assets valued at $44 million at December 31, 2004 and $40 million at December 31, 2003.
     Amounts recognized in the consolidated balance sheet at December 31 consist of the following:

	Funded		Unfunded
	Pension Plans		Pension Plan

	2004	2003	2004	2003

	(Millions of dollars)
Accrued benefit liability	$(80)	$(106)	$(61)	$(53)
Intangible assets	2	3	4	3
Accumulated other comprehensive income*	135	105	18	6

Net amount recognized	$57	$2	$(39)	$(44)

*	The amounts included in accumulated other comprehensive income after income taxes was $98 million at December 31, 2004 and $73 million at December 31, 2003.
     The accumulated benefit obligation for the funded defined benefit pension plans was $830 million at December 31, 2004 and $733 million at December 31, 2003. The accumulated benefit obligation for the unfunded defined benefit pension plan was $61 million at December 31, 2004 and $53 million at December 31, 2003.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All pension plans had accumulated benefit obligations in excess of plan assets at December 31, 2004 and 2003.
      Components of pension expense for funded and unfunded plans consisted of the following:

	2004	2003	2002

	(Millions of dollars)
Service cost	$26	$27	$25
Interest cost	54	51	49
Expected return on plan assets	(56)	(44)	(44)
Amortization of prior service cost	2	2	2
Amortization of net loss	16	19	5
Settlement loss	6	—	—

Net periodic benefit cost	$48	$55	$37

Increase in minimum liability included in other comprehensive income	$41	$1	$110

      Prior service costs and gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active employees.
      The weighted-average actuarial assumptions used by the Corporation’s funded and unfunded pension plans were as follows:

	2004	2003	2002

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.8%	6.2%	6.6%
Rate of compensation increase	4.5	4.5	4.4
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	6.2	6.6	7.0
Expected return on plan assets	8.5	8.5	9.0
Rate of compensation increase	4.5	4.4	4.5

      The assumed long-term rate of return on assets is based on historical, long-term returns of the plan, adjusted to reflect lower prevailing interest rates. Effective January 1, 2005, the Corporation lowered the assumed long-term rate of return on plan assets to 7.5%.
      The Corporation’s funded pension plan assets by asset category are as follows:

	At December 31

Asset Category	2004	2003

Equity securities	56%	57%
Debt securities	44	43

Total	100%	100%

      For 2004 and 2003, the target investment allocations for the plan assets were 55% equity securities and 45% debt securities. Asset allocations are rebalanced on a regular basis throughout the year to bring assets to within a 2-3% range of target levels. Target allocations take into account analyses performed to optimize long-

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term risk and return relationships. All assets are highly liquid and can be readily adjusted to provide liquidity for current benefit payment requirements.
      The Corporation has budgeted contributions of approximately $46 million to its funded pension plans in 2005. The Corporation also has budgeted contributions of approximately $12 million to the trust established for the unfunded plan.
      Estimated future pension benefit payments for the funded and unfunded plans, which reflect expected future service, are as follows:

(Millions of dollars)
2005	$44
2006	40
2007	43
2008	45
2009	48
Years 2010 to 2014	309

12.	Provision for Income Taxes
      The provision for income taxes on income from continuing operations consisted of:

	2004	2003	2002

	(Millions of dollars)
United States Federal
Current	$—	$(180)	$30
Deferred	(162)	78	(158)
State	(23)	(13)	5

	(185)	(115)	(123)

Foreign
Current	801	431	401
Deferred	(28)	(2)	(141)

	773	429	260

Adjustment of deferred tax liability for foreign income tax rate change	—	—	43

Total provision for income taxes on continuing operations*	$588	$314	$180

* See Note 2 for items affecting comparability of income taxes between years.
     Income (loss) from continuing operations before income taxes consisted of the following:

	2004	2003	2002

	(Millions of dollars)
United States(a)	$(411)	$(245)	$(378)
Foreign(b)	1,969	1,026	313

Total income from continuing operations	$1,558	$781	$(65)

(a)	Includes substantially all of the Corporation’s interest expense and the results of hedging activities.

(b)	Foreign income includes the Corporation’s Virgin Islands and other operations located outside of the United States.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their recorded amounts in the financial statements. A summary of the components of deferred tax liabilities and assets at December 31 follows:

	2004	2003

	(Millions of
	dollars)
Deferred tax liabilities
Fixed assets and investments	$1,455	$1,391
Foreign petroleum taxes	311	281
Other	215	226

Total deferred tax liabilities	1,981	1,898

Deferred tax assets
Net operating loss carryforwards	1,043	602
Accrued liabilities	417	209
Dismantlement liability	157	169
Tax credit carryforwards	178	155
Other	97	64

Total deferred tax assets	1,892	1,199
Valuation allowance	(107)	(144)

Net deferred tax assets	1,785	1,055

Net deferred tax liabilities	$196	$843

      The difference between the Corporation’s effective income tax rate and the United States statutory rate is reconciled below:

	2004	2003	2002

United States statutory rate	35.0%	35.0%	(35.0)%
Effect of foreign operations	5.0	4.6	321.5 *
Loss on repurchase of bonds	—	(0.6)	(15.4)
State income taxes, net of Federal income tax	(0.9)	(1.1)	8.1
Prior year adjustments	0.3	2.8	(1.5)
Federal audit settlement	(0.9)	—	—
Other	(0.7)	(0.4)	(0.1)

Total	37.8%	40.3%	277.6%

*	Reflects high effective tax rates in certain foreign jurisdictions, including special taxes in the United Kingdom and Norway, and losses in other jurisdictions that were benefited at lower rates.
     The Corporation has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are expected to be indefinitely reinvested in foreign operations. The Corporation had undistributed earnings from foreign subsidiaries of approximately $4 billion at December 31, 2004. On October 22, 2004, the President signed the American Jobs Creation Act (the Act) that effectively provides for a one-time reduction of the income tax rate to 5.25% on eligible dividends from foreign subsidiaries to a U.S.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
parent. Subsequent to December 31, 2004, the Corporation decided to repatriate approximately $1.3 billion of unremitted foreign earnings. As a result, the Corporation expects to record a tax provision of approximately $41 million in the first quarter of 2005. Had the additional taxes been recorded at the end of 2004, net income would have been $936 million ($9.93 per share basic and $9.17 per share diluted). The Corporation is reviewing the possibility of additional repatriations during 2005. The maximum additional amount eligible for repatriation under the Act is approximately $600 million. The Corporation estimates that an additional tax provision of up to $32 million would be recorded, depending on the incremental amount distributed, if any. If the earnings of foreign subsidiaries, in excess of the amounts eligible for repatriation under the Act were not indefinitely reinvested, a deferred tax liability of approximately $230 million would be required, assuming utilization of available foreign tax credits.
      For income tax reporting at December 31, 2004, the Corporation has alternative minimum tax credit carryforwards of approximately $128 million, which can be carried forward indefinitely. The Corporation also has approximately $40 million of general business credits. At December 31, 2004, the Corporation has net operating loss carryforwards in the United States of approximately $1.9 billion, substantially all of which expire in 2022 through 2024. At December 31, 2004, a Virgin Islands net operating loss carryforward of approximately $190 million, which expires in 2017 through 2022, is also available to offset the Corporation’s share of HOVENSA joint venture income and to reduce taxes on interest income from the PDVSA note. In addition, a foreign exploration and production subsidiary has a net operating loss carryforward of approximately $670 million, which can be carried forward indefinitely.
      Income taxes paid (net of refunds) in 2004, 2003 and 2002 amounted to $632 million, $361 million and $410 million, respectively.

13.	Stockholders’ Equity and Net Income Per Share
      The weighted average number of common shares used in the basic and diluted earnings per share computations for each year is summarized below:

	2004	2003	2002

	(Thousands of shares)
Common shares — basic	89,452	88,618	88,187
Effect of dilutive securities
Convertible preferred stock	11,659	1,425	—
Nonvested common stock	605	290	—
Stock options	370	9	—

Common shares — diluted	102,086	90,342	88,187

      The table above excludes the effect of out-of-the-money options on 861,000 shares, 4,170,000 shares and 633,000 shares in 2004, 2003 and 2002, respectively. In 2002, the table also excludes the antidilutive effect of 461,000 restricted common shares, 424,000 stock options and 205,000 shares of convertible preferred stock.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Earnings per share are as follows:

	2004	2003	2002

Basic
Continuing operations	$10.30	$5.21	$(2.78)
Discontinued operations	.08	1.91	.30
Cumulative effect of change in accounting	—	.07	—

Net income (loss)	$10.38	$7.19	$(2.48)

Diluted
Continuing operations	$9.50	$5.17	$(2.78)
Discontinued operations	.07	1.87	.30
Cumulative effect of change in accounting	—	.07	—

Net income (loss)	$9.57	$7.11	$(2.48)

      In 2003, the Corporation issued 13,500,000 shares of 7% cumulative mandatory convertible preferred stock. Dividends are payable on March 1, June 1, September 1 and December 1 of each year. The cumulative mandatory convertible preferred shares have a liquidation preference of $675 million ($50 per share). Each cumulative mandatory convertible preferred share will automatically convert on December 1, 2006 into .8305 to 1.0299 shares of common stock, depending on the average closing price of the Corporation’s common stock over a 20-day period before conversion. The Corporation has reserved 13,903,650 shares of common stock for the conversion of these preferred shares. Holders of the cumulative mandatory convertible preferred stock have the right to convert their shares at any time prior to December 1, 2006 at the rate of .8305 share of common stock for each preferred share converted. The cumulative mandatory convertible preferred shares do not have voting rights, except in certain limited circumstances.
14.     Leased Assets
      The Corporation and certain of its subsidiaries lease gasoline stations, tankers, floating production systems, drilling rigs, office space and other assets for varying periods. At December 31, 2004, future minimum rental payments applicable to noncancelable leases with remaining terms of one year or more (other than oil and gas property leases) are as follows:

Operating
Leases

(Millions
of
dollars)
2005	$79
2006	80
2007	78
2008	77
2009	80
Remaining years	1,051

Total minimum lease payments	1,445
Less: Income from subleases	30

Net minimum lease payments	$1,415

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain operating leases provide an option to purchase the related property at fixed prices.
      Rental expense for all operating leases, other than rentals applicable to oil and gas property leases, was as follows:

	2004	2003	2002

	(Millions of dollars)
Total rental expense	$238	$190	$160
Less income from subleases	58	52	34

Net rental expense	$180	$138	$126

15.	Financial Instruments, Non-trading and Trading Activities
      Non-Trading: FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the Corporation recognize all derivatives on the balance sheet at fair value and establishes criteria for using derivatives as hedges. The Corporation reclassifies hedging gains and losses from accumulated other comprehensive income to earnings at the time the hedged transactions are recognized. Hedging decreased exploration and production results by $935 million before income taxes in 2004 and $418 million in 2003. Hedging increased exploration and production results before income taxes by $82 million in 2002. The amount of hedge ineffectiveness reflected in income was not material during the years ended December 31, 2004, 2003 and 2002. The pre-tax amount of all deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.
      The Corporation produced 90 million barrels of crude oil and natural gas liquids and 210 million Mcf of natural gas in 2004. The Corporation’s crude oil and natural gas hedging activities included commodity futures and swap contracts. At December 31, 2004, crude oil hedges maturing in 2005 cover 52 million barrels of crude oil production (93 million barrels of crude oil at December 31, 2003). The Corporation also has hedged approximately 9 million barrels per year of Brent related production from 2006 through 2012. The Corporation has no natural gas hedges at December 31, 2004 (18 million Mcf of natural gas at December 31, 2003). At December 31, 2004, net after tax deferred losses in accumulated other comprehensive income from the Corporation’s crude oil hedging contracts were $875 million ($1,374 million before income taxes), including $195 million of realized losses and $680 million of unrealized losses. Realized losses in accumulated other comprehensive income represent losses on closed contracts that are deferred until the underlying barrels are sold. Approximately $52 million of the realized loss will reduce earnings in the first quarter of 2005 and the remainder will reduce earnings during the balance of 2005. Of the net after-tax deferred loss, $493 million matures during 2005. At December 31, 2003, net after-tax deferred losses were $229 million ($352 million before income taxes), including $196 million of unrealized losses.
      Commodity Trading: The Corporation, principally through a consolidated partnership, trades energy commodities, including futures, forwards, options, swaps and energy commodity linked securities, based on expectations of future market conditions. The Corporation’s income before income taxes from trading activities, including its share of the earnings of the trading partnership amounted to $72 million in 2004, $30 million in 2003 and $6 million in 2002.
      Other Financial Instruments: Foreign currency contracts are used to protect the Corporation from fluctuations in exchange rates. The Corporation enters into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently. The Corporation has $476 million of notional value foreign currency forward contracts maturing in 2005 ($384 million at December 31, 2003). Notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts. The fair values of the

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
foreign currency forward contracts recorded by the Corporation were receivables of $49 million at December 31, 2004 and $40 million at December 31, 2003.
      The Corporation also has $1,487 million in letters of credit outstanding at December 31, 2004 ($229 million at December 31, 2003). Of the total letters of credit outstanding at December 31, 2004, $72 million relates to contingent liabilities; the remaining $1,415 million relates to liabilities recorded on the balance sheet.
      Fair Value Disclosure: The Corporation estimates the fair value of its fixed-rate notes receivable and debt generally using discounted cash flow analysis based on current interest rates for instruments with similar maturities. Foreign currency exchange contracts are valued based on current termination values or quoted market prices of comparable contracts. The Corporation’s valuation of commodity contracts considers quoted market prices where applicable. In the absence of quoted market prices, the Corporation values contracts at fair value considering time value, volatility of the underlying commodities and other factors.
      The following table presents the year-end fair values of energy commodities and derivative financial instruments used in non-trading and trading activities:

	Fair Value at December 31,

	2004	2003

	(Millions of dollars, asset (liability))
Futures and forwards
Assets	$404	$219
Liabilities	(392)	(218)
Options
Held	1,624	975
Written	(1,721)	(948)
Swaps
Assets	2,310	1,157
Liabilities (including hedging contracts)	(3,466)	(1,384)

      The carrying amounts of the Corporation’s financial instruments and commodity contracts, including those used in the Corporation’s non-trading and trading activities, generally approximate their fair values at December 31, 2004 and 2003, except as follows:

	2004		2003

	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Amount	Value	Amount	Value

	(Millions of dollars, asset (liability))
Fixed-rate debt	$(3,822)	$(4,314)	$(3,935)	$(4,434)

      Credit Risks: The Corporation’s financial instruments expose it to credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated. The Corporation reduces its risk related to certain counterparties by using master netting agreements and requiring collateral, generally cash or letters of credit.
      In its trading activities the Corporation has net receivables of $380 million at December 31, 2004, which are concentrated with counterparties as follows: domestic and foreign trading companies — 52%, banks and major financial institutions — 25%, gas and power companies — 10% and integrated energy companies — 6%.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Guarantees and Contingencies
      In the normal course of business, the Corporation provides guarantees for investees of the Corporation. These guarantees are contingent commitments that ensure performance for repayment of borrowings and other arrangements. The Corporation’s guarantees include $40 million of HOVENSA’s senior debt obligation and $97 million of HOVENSA’s crude oil purchases (see Note 5). The remainder relates principally to loan guarantees, $55 million for a natural gas pipeline in which the Corporation owns a 5% interest and $45 million for an oil pipeline in which the Corporation owns a 2.36% interest. The guarantee of the natural gas pipeline debt declines over its term. The guarantee of the crude oil pipeline will be in place through the end of pipeline construction, which the Corporation expects to be in 2005. In addition, the Corporation has $72 million in letters of credit for which it is contingently liable. The maximum potential amount of future payments that the Corporation could be required to make under its guarantees at December 31, 2004 is $309 million ($233 million at December 31, 2003).
      The Corporation is also subject to contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Corporation considers these routine and incidental to its business and not material to its financial position or results of operations. The Corporation accrues liabilities when the future costs are probable and reasonably estimable.

17.	Segment Information
      The Corporation has two operating segments that comprise the structure used by senior management to make key operating decisions and assess performance. These are (1) exploration and production and (2) refining and marketing. Operating segments have not been aggregated. Exploration and production operations include the exploration for and the production, purchase, transportation and sale of crude oil and natural gas. Refining and marketing operations include the manufacture, purchase, transportation, trading and marketing of petroleum and other energy products.
      The following table presents financial data by operating segment for each of the three years ended December 31, 2004:

	Exploration	Refining	Corporate
	and Production	and Marketing	and Interest	Consolidated*

	(Millions of dollars)
2004
Operating revenues
Total operating revenues	$3,586	$13,448	$1
Less: Transfers between affiliates	302	—	—

Operating revenues from unaffiliated customers	$3,284	$13,448	$1	$16,733

Income (loss) from continuing operations	$755	$451	$(236)	$970
Discontinued operations	7	—	—	7

Net income (loss)	$762	$451	$(236)	$977

Equity in income of HOVENSA L.L.C.	$—	$244	$—	$244
Interest income	17	32	1	50
Interest expense	—	—	241	241
Depreciation, depletion, amortization and lease impairment	995	50	2	1,047
Provision (benefit) for income taxes	571	158	(141)	588
Investments in equity affiliates	—	1,226	—	1,226
Identifiable assets	10,407	4,850	1,055	16,312
Capital employed	7,603	2,402	(573)	9,432
Capital expenditures	1,434	85	2	1,521

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Exploration	Refining	Corporate
	and Production	and Marketing	and Interest	Consolidated*

	(Millions of dollars)
2003
Operating revenues
Total operating revenues	$3,153	$11,473	$1
Less: Transfers between affiliates	316	—	—

Operating revenues from unaffiliated customers	$2,837	$11,473	$1	$14,311

Income (loss) from continuing operations	$414	$327	$(274)	$467
Discontinued operations	170	—	(1)	169
Income from cumulative effect of accounting change	7	—	—	7

Net income (loss)	$591	$327	$(275)	$643

Equity in income of HOVENSA L.L.C.	$—	$117	$—	$117
Interest income	10	34	2	46
Interest expense	—	—	293	293
Depreciation, depletion, amortization and lease impairment	1,063	54	1	1,118
Provision (benefit) for income taxes	363	126	(175)	314
Investments in equity affiliates	—	1,055	—	1,055
Identifiable assets	9,149	4,267	567	13,983
Capital employed	6,689	2,620	(28)	9,281
Capital expenditures	1,286	66	6	1,358

2002
Operating revenues
Total operating revenues	$3,735	$8,351	$1
Less: Transfers between affiliates	536	—	—

Operating revenues from unaffiliated customers	$3,199	$8,351	$1	$11,551

Income (loss) from continuing operations	$(102)	$85	$(228)	$(245)
Discontinued operations	40	—	(13)	27

Net income (loss)	$(62)	$85	$(241)	$(218)

Equity in income (loss) of HOVENSA L.L.C.	$—	$(47)	$—	$(47)
Interest income	5	38	1	44
Interest expense	—	—	256	256
Depreciation, depletion, amortization and lease impairment	1,103	55	1	1,159
Asset impairments	1,024	—	—	1,024
Provision (benefit) for income taxes	265	47	(132)	180
Investments in equity affiliates	617	1,001	—	1,618
Identifiable assets	8,392	4,218	652	13,262
Capital employed	6,561	2,566	113	9,240
Capital expenditures	1,404	123	7	1,534

*	After elimination of transactions between affiliates, which are valued at approximate market prices.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Financial information by major geographic area for each of the three years ended December 31, 2004 follows:

	United			Asia and
	States	Europe	Africa	other	Consolidated

	(Millions of dollars)
2004
Operating revenues	$14,254	$1,705	$548	$226	$16,733
Property, plant and equipment (net)	1,880	2,591	2,293	1,741	8,505
2003
Operating revenues	$12,019	$1,694	$450	$148	$14,311
Property, plant and equipment (net)	1,705	2,538	2,043	1,692	7,978
2002
Operating revenues	$8,684	$2,185	$558	$124	$11,551
Property, plant and equipment (net)	1,770	2,327	1,805	1,130	7,032

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY OIL AND GAS DATA
(Unaudited)
      The supplementary oil and gas data that follows is presented in accordance with Statement of Financial Accounting Standards (FAS) No. 69, Disclosures about Oil and Gas Producing Activities, and includes (1) costs incurred, capitalized costs and results of operations relating to oil and gas producing activities, (2) net proved oil and gas reserves, and (3) a standardized measure of discounted future net cash flows relating to proved oil and gas reserves, including a reconciliation of changes therein.
      The Corporation produces crude oil and/or natural gas in the United States, Europe, Equatorial Guinea, Algeria, Gabon, Indonesia, Thailand and Azerbaijan. Exploration activities are also conducted, or are planned, in additional countries.
      During 2004, the development plan for the Okume Complex was approved by the government of Equatorial Guinea and most of the major contracts for construction were authorized. Production is expected to commence in 2007. Additional gas sales were negotiated covering Block A-18 in the joint development area of Malaysia and Thailand (JDA). First production from the JDA commenced in 2005 under the original gas sales contract. During 2004, the Ujung Pangkah gas sales agreement was approved.
      During 2003, the Corporation exchanged its interests in producing oil and gas fields in the United Kingdom for an increased interest in a Gulf of Mexico field. The Corporation sold producing properties in the Gulf of Mexico Shelf, the Jabung Field in Indonesia and several small United Kingdom fields. The Corporation also exchanged producing properties in Colombia for an additional 25% interest in the JDA. Because of this exchange, the Corporation has consolidated its oil and gas interests in the JDA. In 2003, the Corporation also exchanged its 25% equity investment in Premier Oil plc for an interest in a producing field in Indonesia.
Costs Incurred in Oil and Gas Producing Activities

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other

	(Millions of dollars)
2004
Property acquisitions
Unproved	$62	$62	$—	$—	$—
Exploration	297	194	22	35	46
Production and development	1,207	190	421	505	91

2003
Property acquisitions
Unproved	$16	$16	$—	$—	$—
Proved	23	—	—	—	23
Exploration	321	143	49	96	33
Production and development	1,082	118	501	395	68

2002
Property acquisitions
Unproved	$23	$22	$—	$1	$—
Proved	70	—	—	—	70
Exploration	335	120	53	83	79
Production and development	1,095	146	509	355	85
Share of equity investees’ costs incurred	39	—	25	—	14

Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31

	2004	2003

	(Millions of dollars)
Unproved properties	$450	$950
Proved properties	3,267	2,732
Wells, equipment and related facilities	12,378	10,932

Total costs	16,095	14,614
Less: Reserve for depreciation, depletion, amortization and lease impairment	8,469	7,512

Net capitalized costs	$7,626	$7,102

Results of Operations for Oil and Gas Producing Activities
      The results of operations for oil and gas producing activities shown below exclude non-operating income (including gains on sales of oil and gas properties), interest expense and gains and losses resulting from foreign exchange transactions. Therefore, these results are on a different basis than the net income from exploration and production operations reported in management’s discussion and analysis of results of operations and in Note 17 to the financial statements.

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other

	(Millions of dollars)
2004
Sales and other operating revenues
Unaffiliated customers	$3,114	$607	$1,753	$568	$186
Inter-company	302	302	—	—	—

Total revenues	3,416	909	1,753	568	186

Costs and expenses
Production expenses, including related taxes	825	198	415	171	41
Exploration expenses, including dry holes and lease impairment	287	135	28	78	46
General, administrative and other expenses*	150	57	31	25	37
Depreciation, depletion and amortization	918	147	497	215	59

Total costs and expenses	2,180	537	971	489	183

Results of continuing operations before income taxes	1,236	372	782	79	3
Provision for income taxes	543	132	381	36	(6)

Results of continuing operations	693	240	401	43	9
Discontinued operations	7	—	—	—	7

Results of operations	$700	$240	$401	$43	$16

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other

	(Millions of dollars)
2003
Sales and other operating revenues
Unaffiliated customers	$2,771	$469	$1,716	$469	$117
Inter-company	316	316	—	—	—

Total revenues	3,087	785	1,716	469	117

Costs and expenses
Production expenses, including related taxes	796	194	408	170	24
Exploration expenses, including dry holes and lease impairment	369	147	60	116	46
General, administrative and other expenses*	168	65	63	13	27
Depreciation, depletion and amortization	998	260	553	153	32

Total costs and expenses	2,331	666	1,084	452	129

Results of continuing operations before income taxes	756	119	632	17	(12)
Provision for income taxes	358	42	291	32	(7)

Results of continuing operations	398	77	341	(15)	(5)
Discontinued operations	42	25	4	—	13

Results of operations	$440	$102	$345	$(15)	$8

2002
Sales and other operating revenues
Unaffiliated customers	$2,766	$365	$1,768	$541	$92
Inter-company	568	536	32	—	—

Total revenues	3,334	901	1,800	541	92

Costs and expenses
Production expenses, including related taxes	736	208	387	121	20
Exploration expenses, including dry holes and lease impairment	316	85	94	70	67
General, administrative and other expenses	105	45	16	5	39
Depreciation, depletion and amortization	1,061	345	518	178	20
Asset impairment	1,024	318	—	706	—

Total costs and expenses	3,242	1,001	1,015	1,080	146

Results of continuing operations before income taxes	92	(100)	785	(539)	(54)
Provision for income taxes	225	(33)	376	(120)	2

Results of continuing operations	(133)	(67)	409	(419)	(56)
Discontinued operations	52	(51)	14	—	89

Results of operations	$(81)	$(118)	$423	$(419)	$33

Share of equity investees’ results of operations	$8	$—	$(3)	$—	$11

*	Includes accrued severance and costs for vacated office space of approximately $15 million and $40 million in 2004 and 2003, respectively.

Oil and Gas Reserves
      The Corporation’s oil and gas reserves are calculated in accordance with SEC regulations and interpretations and the requirements of the Financial Accounting Standards Board. For reserves to be booked as proved they must be commercially producible; government approvals must be obtained and depending on the amount of the project cost, senior management or the board of directors must commit to fund the project. The Corporation’s oil and gas reserve estimation and reporting process involves an annual independent third party reserve determination as well as internal technical appraisals of reserves. The Corporation maintains its own internal reserve estimates that are calculated by technical staff that work directly with the oil and gas properties. The Corporation’s technical staff updates reserve estimates throughout the year based on evaluations of new wells, performance reviews, new technical data and other studies. To provide consistency throughout the Corporation, standard reserve estimation guidelines, definitions, reporting reviews and approval practices are used. The internal reserve estimates are subject to internal technical audits and senior management reviews the estimates.
      The oil and gas reserve estimates reported below are determined independently by the consulting firm of DeGolyer and MacNaughton (D&M) and are consistent with internal estimates. Annually, the Corporation provides D&M with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination. The Corporation’s and D&M’s technical staffs meet to review and discuss the information provided. Senior management and the Board of Directors review the final reserve estimates issued by D&M.

	Crude Oil, Condensate and Natural Gas Liquids						Natural Gas

									Africa,
	United			Asia and		Equity	United		Asia and		Equity
	States	Europe	Africa	Other	Total	Investees	States	Europe	Other	Total	Investees

	(Millions of barrels)						(Millions of Mcf)
Net Proved Developed and Undeveloped Reserves
At January 1, 2002	162	408	178	186	934	21	717	1,011	326	2,054	827
Revisions of previous estimates(a)	(10)	7	(28)	(45)	(76)	(5)	(82)	(16)	8	(90)	(81)
Extensions, discoveries and other additions	13	11	11	4	39	—	69	24	31	124	3
Sales of minerals in place	(3)	(1)	(1)	(5)	(10)	—	(29)	(43)	—	(72)	—
Production	(24)	(61)	(22)	(12)	(119)	(2)	(136)	(124)	(15)	(275)	(13)

At December 31, 2002	138	364	138	128	768	14	539	852	350	1,741	736

Revisions of previous estimates(a)	8	8	12	21	49	—	(8)	14	(25)	(19)	—
Extensions, discoveries and other additions	1	6	4	—	11	—	3	81	4	88	—
Purchase of minerals in place(c)	8	—	—	14	22	(6)	21	—	1,023 (b)	1,044	(405	)(b)
Sales of minerals in place(c)	(8)	(20)	—	(81)	(109)	(7)	(103)	(13)	(157)	(273)	(316)
Production	(20)	(53)	(19)	(3)	(95)	(1)	(92)	(134)	(23)	(249)	(15)

At December 31, 2003	127	305	135	79	646	—	360	800	1,172	2,332	—

Revisions of previous estimates(a)	15	20	8	(14)	29	—	(1)	75	(76)	(2)	—
Extensions, discoveries and other additions	3	3	53	3	62	—	13	2	287	302	—
Purchase of minerals in place	—	—	—	—	—	—	1	—	—	1	—
Sales of minerals in place	(1)	—	—	—	(1)	—	(6)	—	—	(6)	—
Production	(20)	(46)	(22)	(2)	(90)	—	(67)	(126)	(34)	(227)	—

At December 31, 2004(d)	124	282	174	66	646	—	300 (e)	751	1,349	2,400	—

	Crude Oil, Condensate and Natural Gas Liquids						Natural Gas

									Africa,
	United			Asia and		Equity	United		Asia and		Equity
	States	Europe	Africa	Other	Total	Investees	States	Europe	Other	Total	Investees

	(Millions of barrels)						(Millions of Mcf)
Net Proved Developed Reserves
At January 1, 2002	144	318	105	91	658	7	580	709	111	1,400	220
At December 31, 2002	113	294	85	55	547	8	450	631	154	1,235	221
At December 31, 2003	105	249	95	16	465	—	297	518	633	1,448	—
At December 31, 2004	110	234	80	12	436	—	260	528	471	1,259	—

(a)	Includes the impact of changes in selling prices on production sharing contracts with cost recovery provisions and stipulated rates of return. In 2004, revisions included reductions of approximately 23 million barrels of crude oil and 52 million Mcf of natural gas relating to higher selling prices. In 2003, such revisions were immaterial. In 2002, revisions included reductions of approximately 44 million barrels of crude oil and 26 million Mcf of natural gas relating to higher selling prices. In 2002, revisions also reflected reductions in reserves on fields acquired in the LLOG and Triton acquisitions.

(b)	Includes the reclassification of reserves to Africa, Asia and other from Equity Investees as a result of the consolidation of the Corporation’s interest in the JDA.

(c)	Includes additions and reductions to reserves from asset exchanges.

(d)	Includes 37% of crude oil reserves and 52% of natural gas reserves held under production sharing contracts. These reserves are located outside of the United States and are subject to different political and economic risks.

(e)	Excludes 438 million Mcf of carbon dioxide gas for sale or use in company operations.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
      Future net cash flows are calculated by applying year-end oil and gas selling prices (adjusted for price changes provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future development and production costs, which are based on year-end costs and existing economic assumptions. Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the pre-tax net cash flows relating to the Corporation’s proved oil and gas reserves. Future net cash flows are discounted at the prescribed rate of 10%. The discounted future net cash flow estimates required by FAS No. 69 do not include exploration expenses, interest expense or corporate general and administrative expenses. The selling prices of crude oil and natural gas are highly volatile. The year-end prices, which are required to be used for the discounted future net cash flows and do not include the effects of hedges, may not be representative of future selling prices. The future net cash flow estimates could be materially different if other assumptions were used.

		United			Asia and
At December 31,	Total	States	Europe	Africa	other

	(Millions of dollars)
2004
Future revenues	$34,425	$6,542	$14,743	$6,161	$6,979

Less:
Future development and production costs	11,989	1,623	5,007	2,939	2,420
Future income tax expenses	8,168	1,641	5,190	485	852

	20,157	3,264	10,197	3,424	3,272

Future net cash flows	14,268	3,278	4,546	2,737	3,707
Less: Discount at 10% annual rate	5,091	1,138	1,450	887	1,616

Standardized measure of discounted future net cash flows	$9,177	$2,140	$3,096	$1,850	$2,091

		United			Asia and
At December 31,	Total	States	Europe	Africa	other

	(Millions of dollars)
2003
Future revenues	$27,823	$5,742	$12,417	$3,922	$5,742

Less:
Future development and production costs	10,065	1,546	5,181	1,697	1,641
Future income tax expenses	6,022	1,299	3,496	370	857

	16,087	2,845	8,677	2,067	2,498

Future net cash flows	11,736	2,897	3,740	1,855	3,244
Less: Discount at 10% annual rate	4,719	1,062	1,333	553	1,771

Standardized measure of discounted future net cash flows	$7,017	$1,835	$2,407	$1,302	$1,473

2002
Future revenues	$28,208	$6,219	$13,203	$4,109	$4,677

Less:
Future development and production costs	10,133	1,843	4,863	2,130	1,297
Future income tax expenses	6,875	1,228	4,042	423	1,182

	17,008	3,071	8,905	2,553	2,479

Future net cash flows	11,200	3,148	4,298	1,556	2,198
Less: Discount at 10% annual rate	4,115	1,178	1,441	586	910

Standardized measure of discounted future net cash flows	$7,085	$1,970	$2,857	$970	$1,288

Share of equity investees’ standardized measure	$587	$—	$23	$—	$564

Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

For the years ended December 31,	2004	2003	2002

	(Millions of dollars)
Standardized measure of discounted future net cash flows at beginning of year	$7,017	$7,085	$5,056

Changes during the year
Sales and transfers of oil and gas produced during year, net of production costs	(2,591)	(2,291)	(2,964)
Development costs incurred during year	1,207	1,082	1,095
Net changes in prices and production costs applicable to future production	3,683	774	5,767
Net change in estimated future development costs	(1,564)	(726)	(546)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	997	265	287
Revisions of previous oil and gas reserve estimates	578	632	(939)
Sales of minerals in-place, net	(29)	(469)	(247)
Accretion of discount	1,057	960	796
Net change in income taxes	(1,463)	112	(1,701)
Revision in rate or timing of future production and other changes	285	(407)	481

Total	2,160	(68)	2,029

Standardized measure of discounted future net cash flows at end of year	$9,177	$7,017	$7,085

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(Unaudited)
      Quarterly results of operations for the years ended December 31, 2004 and 2003 follow:

	Sales and
	Other				Net
	Operating	Gross	Net		Income
	Revenues	Profit(a)	Income(b)		per Share

	(Million of dollars, except per share data)
2004
First	$4,488	$562	$281	(c)	$2.77
Second	3,803	528	288	(d)	2.84
Third	3,830	418	179		1.74
Fourth	4,612	527	229	(e)	2.22
2003
First	$4,254	$477	$177	(f)	$1.98
Second	3,199	382	252	(g)	2.83
Third	3,230	361	146	(h)	1.64
Fourth	3,628	394	68	(g)(i)	0.71

(a)	Gross profit represents sales and other operating revenues, less cost of products sold, production expenses, marketing expenses, other operating expenses and depreciation, depletion and amortization.

(b)	Includes net income (loss) from discontinued operations, as follows:

Quarter	2004	2003

First	$—	$(20)
Second	7	189

(c)	Includes a net gain of $19 million from an asset sale and an income tax benefit of $13 million resulting from the completion of a prior year United States income tax audit.

(d)	Includes an after-tax gain of $15 million ($3 million before income taxes) from the sale of a non-producing asset. Also includes an after-tax charge of $6 million ($10 million before income taxes) for accrued severance and costs of vacated office space.

(e)	Includes an after-tax gain of $21 million ($32 million before income taxes) resulting from the disposal of two Gulf of Mexico properties and tax benefits of $19 million from a change in tax law and a tax settlement. Also included is an after-tax gain of $12 million ($20 million before income taxes) from a partial liquidation of prior year LIFO inventories, and an after-tax loss of $13 million ($20 million before income taxes) from a Corporate insurance accrual.

(f)	Includes income of $7 million from the cumulative effect of the adoption of FAS No. 143, Accounting for Asset Retirement Obligations. Also includes income of $31 million ($47 million before income taxes) from asset sales.

(g)	Includes after-tax charges of $23 million ($38 million before income taxes) in the second quarter and $9 million ($15 million before income taxes) in the fourth quarter for accrued severance and costs of vacated office space. Also includes a net loss in the second quarter of $20 million ($9 million before income taxes) from the sale of a shipping joint venture.

(h)	Includes a U.S. income tax benefit of $30 million for the recognition of certain prior year foreign exploration expenses.

(i)	Includes $19 million after-tax ($31 million before income taxes) for premiums paid on repurchase of bonds.
     The results of operations for the periods reported herein should not be considered as indicative of future operating results.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2004.
      There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls after December 31, 2004.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2005.
      Information regarding executive officers is included in Part I hereof.

Item 11.	Executive Compensation
      Information relating to executive compensation is incorporated herein by reference to “Election of Directors — Executive Compensation and Other Information,” other than information under “Compensation Committee Report on Executive Compensation” and “Performance Graph” included therein, from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors — Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors — Ownership of Equity Securities by Management” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2005.
      See “Equity Compensation Plans” in Item 5.

Item 13.	Certain Relationships and Related Transactions
      Information relating to this item is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2005.

Item 14.	Principal Accounting Fees and Services
      Information relating to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2005.
      Ernst & Young LLP (EY), the Corporation’s independent auditor, recently informed the Corporation and the Corporation’s Audit Committee that certain non-audit work has raised questions regarding EY’s independence. An affiliate of EY in Indonesia held de minimis tax-related funds and made payment of such funds to taxing authorities in connection with tax compliance services provided by EY to certain expatriate employees of the Corporation. The amount of funds handled by EY over the three-year period was approximately $3,500. The services provided by the EY affiliate have been discontinued. Custody of the assets of an audit client is not permitted under the auditor independence rules in Regulation S-X of the Securities Exchange Commission.
      The Corporation’s Audit Committee and EY have considered the impact that these actions may have on EY’s independence with respect to the Corporation and have concluded that there has been no impairment of EY’s independence. In making this determination, the Audit Committee considered the de minimis amount of the funds involved and the ministerial nature of the actions. In addition, the Corporation’s subsidiary involved is not material to the Corporation’s consolidated financial statements.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. and 2. Financial statements and financial statement schedules
      The financial statements filed as part of this Annual Report on Form 10-K are listed in the accompanying index to financial statements and schedules in Item 8, “Financial Statements and Supplementary Data.”

3.	Exhibits

3(1)	Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1988.
3(2)	By-Laws of Registrant incorporated by reference to Exhibit 3 of Form 10-Q of Registrant for the three months ended June 30, 2002.
4(1)	Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended June 30, 2000.
4(2)	Certificate of designation, preferences and relative, optional and other special rights and qualifications, limitations and restrictions of 7% mandatory convertible preferred stock of Registrant, incorporated by reference to Exhibit 3 of Form 8-K of Registrant dated November 19, 2003.
4(3)	Revolving Credit Agreement dated as of December 10, 2004 among Amerada Hess Corporation, the lenders party thereto and JP Morgan Chase Bank (formerly, The Chase Manhattan Bank, N.A.), as Administrative Agent.
4(4)	Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.
4(5)	First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.
4(6)	Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.
4(7)	Prospectus Supplement dated February 28, 2002 to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on February 28, 2002.
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

10(1)	Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.
10(2)	Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
10(3)	Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.
10(4)	Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.
10(5)*	Incentive Cash Bonus Plan description incorporated by reference to Item 1.01 of Form 8-K of Registrant dated February 2, 2005.
10(6)*	Financial Counseling Program description.
10(7)*	Amerada Hess Corporation Savings and Stock Bonus Plan, incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(8)*	Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees, incorporated by reference to Exhibit 10(8) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(9)*	Amerada Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10(10)	* Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Amerada Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(11)	* Second Amended and Restated 1995 Long-Term Incentive Plan, including forms of awards thereunder.
10(12)	* Stock Award Program for non-employee directors dated August 6, 1997 incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the fiscal year ended December 31, 1997.
10(13)	* Amendment to Stock Award Program for Non-Employee Directors dated August 6, 1997 incorporated by reference to Exhibit 10(13) of Form 10-K of Registrant for the fiscal year ended December 31, 2003.
10(14)	* Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K Registrant dated January 1, 2005.
10(15)	* Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John B. Hess, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended September 30, 1999. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and J. Barclay Collins, John J. O’Connor, and F. Borden Walker.
10(16)	* Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John A. Gartman incorporated by reference to Exhibit 10(14) of Form 10-K of Registrant for the fiscal year ended December 31, 2001. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(15)).
10(17)	* Letter Agreement dated March 18, 2002 between Registrant and John J. O’Connor relating to Mr. O’Connor’s participation in the Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(15) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.

10(18)	* Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(19)	* Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(20)	Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.
10(21)	Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated March 11, 2005, to the incorporation by reference in Registrant’s Registration Statements (Forms S-8, Nos. 333-115844, 333-94851, 333-43569 and 333-43571, and Form S-3, No. 333-110294), of its reports relating to Registrant’s financial statements, which consent appears on page F-1 herein.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	These exhibits relate to executive compensation plans and arrangements.
(b) Reports on Form 8-K
      During the three months ended December 31, 2004, Registrant filed or furnished the following reports on Form 8-K:

1. Filing dated October 27, 2004 reporting under Items 2.02 and 9.01 a news release dated October 27, 2004 reporting results for the third quarter of 2004.

2. Filing dated December 10, 2004 reporting under Items 1.01 and 2.03 that the Registrant entered into a revolving credit agreement.

3. Filing dated December 23, 2004 reporting under Items 8.01 and 9.01 a news release on an agreement relating to future natural gas sales from Block A-18 of the Malaysia-Thailand Joint Development Area.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2005.

AMERADA HESS CORPORATION
(Registrant)

By	/s/ John P. Rielly

(John P. Rielly)
Senior Vice President and
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Hess (John B. Hess)	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2005

/s/ Nicholas F. Brady (Nicholas F. Brady)	Director	March 11, 2005

/s/ J. Barclay Collins II (J. Barclay Collins II)	Director	March 11, 2005

/s/ Edith E. Holiday (Edith E. Holiday)	Director	March 11, 2005

/s/ Thomas H. Kean (Thomas H. Kean)	Director	March 11, 2005

/s/ Dr. Risa Lavizzo-Mourey (Dr. Risa Lavizzo-Mourey)	Director	March 11, 2005

/s/ Craig G. Matthews (Craig G. Matthews)	Director	March 11, 2005

/s/ John J. O’Connor (John J. O’Connor)	Director	March 11, 2005

/s/ Frank A. Olson (Frank A. Olson)	Director	March 11, 2005

Signature	Title	Date

/s/ John P. Rielly (John P. Rielly)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ Ernst H. von Metzsch (Ernst H. von Metzsch)	Director	March 11, 2005

/s/ F. Borden Walker (F. Borden Walker)	Director	March 11, 2005

/s/ Robert N. Wilson (Robert N. Wilson)	Director	March 11, 2005

Consent of Independent Registered Public Accounting Firm
      We consent to the incorporation by reference in Registration Statements (Form S-8, Nos. 333-115844, 333-94851, 333-43569, and 333-43571, and Form S-3, No. 333-110294) pertaining to the Second Amended and Restated 1995 Long-Term Incentive Plan, the Amended and Restated 1995 Long-Term Incentive Plan, and the Amerada Hess Corporation Employees’ Savings and Stock Bonus Plan, Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees, and the Amerada Hess Corporation Registration Statement of our reports dated February 21, 2005, with respect to i) the consolidated financial statements of Amerada Hess Corporation and the financial statement schedule, and ii) Amerada Hess Corporation management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Amerada Hess Corporation, which reports are included in the Amerada Hess Corporation Annual Report (Form 10-K), for the year ended December 31, 2004, and our report dated February 21, 2005, with respect to the financial statements of HOVENSA L.L.C. included in the Amerada Hess Corporation Annual Report (Form 10-K) for the year ended December 31, 2004.

New York, NY
March 11, 2005

Schedule II
AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002

		Additions

		Charged
		to Costs	Charged	Deductions
	Balance	and	to Other	from	Balance
Description	January 1	Expenses	Accounts	Reserves	December 31

	(In millions)
2004
Losses on receivables	$18	$2	$2	$5	$17

Deferred income tax valuation	$144	$14	$20	$71	$107

Major maintenance	$23	$14	$—	$12	$25

2003
Losses on receivables	$13	$7	$—	$2	$18

Deferred income tax valuation*	$146	$34	$—	$36	$144

Major maintenance	$20	$11	$—	$8	$23

2002
Losses on receivables	$15	$7	$4	$13	$13

Deferred income tax valuation*	$126	$10	$10	$—	$146

Major maintenance	$19	$19	$—	$18	$20

*	Certain prior-year amounts have been reclassified.

Report of Independent Registered Public Accounting Firm
Executive Committee and Members
HOVENSA L.L.C.
      We have audited the accompanying balance sheet of HOVENSA L.L.C. (the “Company”) as of December 31, 2004 and 2003, and the related statements of income and retained earnings, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOVENSA L.L.C. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

February 21, 2005
New York, N.Y.

HOVENSA L.L.C.
BALANCE SHEET
at December 31,
(Thousands of dollars)

	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$518,302	$341,169
Short term investments	38,841	—
Debt service reserve fund	11,954	15,984
Accounts receivable
Members and affiliates	223,063	136,163
Trade	72,610	61,973
Other	711	884
Inventories	310,219	277,355
Deposits and prepaid expenses	17,665	48,222

TOTAL CURRENT ASSETS	1,193,365	881,750

PROPERTY, PLANT AND EQUIPMENT
Land	19,315	19,315
Refinery facilities	2,077,465	2,071,668
Other	43,244	42,956
Construction in progress	149,060	28,890

Total — at cost	2,289,084	2,162,829
Less accumulated depreciation	(446,523)	(344,701)

PROPERTY, PLANT AND EQUIPMENT — NET	1,842,561	1,818,128

OTHER ASSETS	36,272	36,743

TOTAL ASSETS	$3,072,198	$2,736,621

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Members and affiliates	$317,902	$223,664
Trade	187,779	154,982
Accrued liabilities	98,333	61,050
Taxes payable	1,775	1,229

TOTAL CURRENT LIABILITIES	605,789	440,925

LONG-TERM DEBT	251,588	391,928

OTHER LIABILITIES	48,533	56,215

MEMBERS’ EQUITY
Members’ initial investment	1,343,429	1,343,429
Retained earnings	822,859	504,124

TOTAL MEMBERS’ EQUITY	2,166,288	1,847,553

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$3,072,198	$2,736,621

See accompanying notes to financial statements.

HOVENSA L.L.C.
STATEMENT OF INCOME AND RETAINED EARNINGS
For the Years Ended December 31,
(Thousands of dollars)

	2004	2003	2002

SALES	$7,776,254	$5,451,330	$3,783,348

COST OF SALES
Product costs	6,750,756	4,697,426	3,453,026
Operating expenses	406,528	385,254	359,939
Depreciation	104,281	99,174	65,345

TOTAL COST OF SALES	7,261,565	5,181,854	3,878,310

MARGIN	514,689	269,476	(94,962)

OTHER
Interest expense	(18,757)	(23,050)	(8,951)
Other income (expense)	(1,899)	(7,006)	15,111

NET INCOME (LOSS)	$494,033	$239,420	$(88,802)

RETAINED EARNINGS
Opening balance	$504,124	$264,704	$353,506
Net income (loss)	494,033	239,420	(88,802)
Distribution to members	(175,298)	—	—

Closing balance	$822,859	$504,124	$264,704

STATEMENT OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars)

	2004	2003	2002

COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$494,033	$239,420	$(88,802)
Reclassification of cash flow hedges to income	—	—	6,955

COMPREHENSIVE INCOME (LOSS)	$494,033	$239,420	$(81,847)

See accompanying notes to financial statements.

HOVENSA L.L.C.
STATEMENT OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$494,033	$239,420	$(88,802)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	104,281	99,174	65,345
Increase in accounts receivable	(97,364)	(42,590)	(33,259)
(Increase) decrease in inventories	(32,864)	(27,006)	73,399
(Increase) decrease in deposits and prepaid expenses	30,557	1,325	(41,243)
(Increase) decrease in other assets	471	3,610	(5,391)
Increase in accounts payable and accrued liabilities	164,318	146,016	37,893
Increase (decrease) in taxes payable	546	(49)	188
Increase (decrease) in other liabilities	(7,682)	10,634	22,329

Net cash provided by operating activities	656,296	430,534	30,459

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
Low sulfur projects	(43,346)	(1,720)	(5,823)
Coker	(406)	(6,743)	(85,960)
FCC expander project	(33,672)	(433)	—
All other	(51,290)	(13,420)	(22,051)

Total capital expenditures	(128,714)	(22,316)	(113,834)

Short term investments	(38,841)	—	—

Net cash used in investment activities	(167,555)	(22,316)	(113,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term borrowing	50,660	74,175	226,753
Repayment of long-term debt	(191,000)	(189,000)	(115,000)
(Increase) decrease in restricted cash	4,030	36,673	(42,155)
Distribution to Members	(175,298)	—	—

Net cash provided by (used in) financing activities	(311,608)	(78,152)	69,598

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177,133	330,066	(13,777)
CASH AND CASH EQUIVALENTS — BEGINNING OF THE YEAR	341,169	11,103	24,880

CASH AND CASH EQUIVALENTS — END OF THE YEAR	$518,302	$341,169	$11,103

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
      The Company is jointly owned by PDVSA V.I., Inc. (PDVSA V.I.), a subsidiary of PDVSA, and Hess Oil Virgin Islands Corp. (HOVIC), a subsidiary of AHC.
      A summary of all material transactions between the Company, its members and affiliates follows:

	2004	2003	2002

Sale of petroleum products:
AHC	$2,940,204	$2,036,641	$1,283,433
PDVSA	2,883,284	2,031,295	1,346,879
Purchases of crude oil and products:
AHC	35,134	412,587	78,582
PDVSA	3,556,714	2,274,860	2,046,769
Freight expenses paid to AHC	74,683	58,944	20,036
Administrative service agreement fee paid to AHC	6,957	7,358	7,829
Marine revenues received from PDVSA and AHC	1,515	1,758	1,416
Bareboat charter of tugs and barges paid to HOVIC	3,451	3,442	3,442
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
      Short Term Investments: Instruments with an original maturity to the Company of over 90 days. At December 31, 2004 this balance was $38,841. The Company intends and has the ability to hold these investments to maturity.
      Debt Service Reserve Fund: Cash held by the Trustee for debt service that is not available for general corporate purposes.

HOVENSA L.L.C.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
      Inventories: Inventories of crude oil and refined products are valued at the lower of last-in, first-out (LIFO) cost or market. During 2004 and 2003, a reduction of inventory quantities in a LIFO pool resulted in a liquidation of LIFO inventories carried at below market costs, which increased net income by approximately $600 and $9,000, respectively. At December 31, 2004, LIFO inventory cost was $331,967 lower than it would have been using the average cost method.
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
      Environmental Policy: The Company capitalizes environmental expenditures that increase the life of property or that reduce or prevent environmental contamination. The Company accrues environmental expenses resulting from existing conditions that relate to past operations when the future costs are probable and reasonably estimable.
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

Note 2:	Inventories

Inventories as of December 31 were as follows:

	2004	2003

Crude oil	$225,031	$140,171
Refined and other finished products	357,651	264,933
Less: LIFO adjustment	(331,967)	(185,192)

	250,715	219,912
Materials and supplies	59,504	57,443

Total	$310,219	$277,355

HOVENSA L.L.C.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

Note 3:	Other Income and Expense
      Other income and expense in the income statement included the following:

	2004	2003	2002

Insurance settlement — 2002 outage at the FCC	$700	$4,000	$19,000
Interest income	7,685	—	—
V.I. gross receipts tax and export fee	(6,734)	(5,548)	(4,626)
Write off of finance costs upon prepayment of debt	(4,997)	(2,540)	—
Insurance settlement — 2001 fire at platformer no. 4	—	—	4,100
Settlement of crude quality claims	—	—	13,400
Repairs related to 2002 FCC outage	—	—	(14,320)
Other	1,447	(2,918)	(2,443)

Total other income (expense)	$(1,899)	$(7,006)	$15,111

Note 4:     Long-term Debt
      Long-term debt at December 31 was as follows:

	2004	2003

Tax-exempt revenue bonds (issued in 2002) at a rate of 6.50%	$126,753	$126,753
Tax-exempt revenue bonds (issued in 2003) at a rate of 6.125%	74,175	74,175
Tax-exempt revenue bonds (issued in 2004) at a rate of 5.875%	50,660	—
Term loan facility with banks	—	191,000

	251,588	391,928
Less amount included in current maturities	—	—

	$251,588	$391,928

      The Company retired the existing term loan facility and the $150,000 general purpose revolver on November 12, 2004. Another general purpose revolver was established on the same day for $400,000, expiring in November 2008. This new facility remained undrawn at December 31, 2004. Borrowings under this agreement currently would bear interest at 2.5% above the London Interbank Offered Rate. A facility fee of .625% per annum is payable on the undrawn portion of the credit line. The interest rate and facility fee are subject to adjustment if the Company’s credit rating changes. The agreement is collateralized by the physical assets and certain material contracts of the Company.
      In November 2002, the Company issued $126,753 of Senior Secured Tax-Exempt Revenue Bonds under the authority of the Government of the U.S. Virgin Islands and the Virgin Islands Public Finance Authority. The principal payments on the Bonds commence in 2014 and will be fully paid by July 1, 2021.
      In December 2003, the Company issued $74,175 of Senior Secured Tax-Exempt Revenue Bonds under the authority of the Virgin Islands Public Finance Authority. The principal payments on the Bonds commence in 2015 and will be fully paid by July 1, 2022. The proceeds from this issue were used to pre-pay principal installments under the bank term loan facility.
      In April 2004, the Company issued $50,660 of Senior Secured Tax-Exempt Revenue Bonds under the authority of the Virgin Islands Public Finance Authority. The principal payments on the Bonds commence in

HOVENSA L.L.C.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
2015 and will be fully paid by July 1, 2022. The proceeds from this issue were used to pre-pay principal installments under the bank term loan facility.
      The debt agreements contain various restrictions and conditions with respect to incurrence of additional debt as well as cash distributions. Cash distributions are restricted based on cash flow coverage ratio covenants until such time as the Company completes the construction required to meet final low sulfur fuel regulations.
      The Company capitalized interest of $2,958 in 2004 and $18,901 in 2002. The interest paid (net of amounts capitalized) was $18,757 in 2004, $24,584 in 2003 and $8,619 in 2002.

Note 5:	Pension Plan
      The Company has a noncontributory, defined benefit pension plan for substantially all of its employees. The plan provides defined benefits based on years of service and final average salary. The Company uses December 31 as the measurement date for its plan.
      The following table reconciles the benefit obligation and fair value of plan assets and shows the funded status of the pension plan:

	2004	2003

Reconciliation of pension benefit obligation
Benefit obligation at January 1	$22,475	$15,721
Service costs	3,948	3,649
Interest costs	1,359	1,085
Actuarial loss	1,625	2,150
Benefit payments	(202)	(130)

Pension benefit obligation at December 31	29,205	22,475

Reconciliation of fair value of plan assets
Fair value of plan assets at December 31	13,355	8,296
Actual return on plan assets	1,695	1,887
Employer contributions	7,439	3,302
Benefit payments	(202)	(130)

Fair value of plan assets at December 31	22,287	13,355
Funded status (plan assets less than benefit obligations)	(6,918)	(9,120)
Unrecognized net actuarial loss	6,496	5,489

Net amount recognized	$(422)	$(3,631)

      The accumulated benefit obligation was $22,784 at December 31, 2004 and $17,309 at December 31, 2003.

HOVENSA L.L.C.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
      Components of funded pension expense consist of the following:

	2004	2003	2002

Service cost	$3,948	$3,649	$3,293
Interest cost	1,359	1,085	756
Expected return on plan assets	(1,407)	(854)	(709)
Amortization of net loss	330	452	136

Net periodic benefit cost	$4,230	$4,332	$3,476

      Prior service costs and gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active employees.
      The actuarial assumptions used in the Company’s pension plan were as follows:

	2004	2003	2002

Assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	4.50	4.50	4.50
Assumptions used to determine net costs for years ended December 31
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.50	8.50	9.00
Rate of compensation increase	4.50	4.50	4.50
      The pension plan’s assumed long-term rate of return is consistent with the long-term rate of return on plan assets of Amerada Hess Corporation’s plan with a similar asset allocation. The member’s long-term rate of return is based on historical long-term returns, adjusted slightly to reflect lower prevailing interest rates. Effective January 1, 2005, the Company lowered the assumed long-term rate of return on plan assets to 7.5%.
      The Company’s pension plan assets by category are as follows:

Asset Category	2004	2003

Equity securities	57%	56%
Debt securities	43	44

Total	100%	100%

      The target investment allocations for the plan assets are 55% equity securities and 45% debt securities. Asset allocations are rebalanced on a regular basis throughout the year to bring assets to within 2-3% range of target levels. Target allocations take into account analyses performed by the Company’s pension consultant to optimize long term risk/ return relationships. All assets are highly liquid and may be readily adjusted to provide liquidity for current benefit payment requirements.
      The Company expects to contribute approximately $4,000 to its pension plan in 2005.

HOVENSA L.L.C.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
      Estimated future pension benefit payments, which reflect expected future service, are as follows:

2005	$435
2006	616
2007	818
2008	1,060
2009	1,348
Years 2010 to 2014	11,244

Note 6:	Interest Hedges
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
      The Company reclassified hedging gains and losses on interest rate collars from accumulated other comprehensive income to interest expense (portions of which were capitalized) over the period hedged. Hedging increased interest expense in 2002 by $6,955. The ineffective portion of hedges was included in earnings. The amount of hedge ineffectiveness was not material.

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
      The Company is reviewing options to determine the most cost effective compliance strategies for these new fuel regulations. The costs to comply will depend on a variety of factors, including the availability of suitable technology and contractors and whether the minimum oxygen content requirement for reformulated gasoline remains in place if MTBE is banned. Capital expenditures necessary to comply with the low sulfur gasoline and diesel fuel requirements are estimated to be $400,000 (including approximately $50,000 already spent). Remaining capital expenditures are expected to be $350,000 over the next two years.

Note 8:	Contingencies
      The Company is party to litigation arising out of the normal course of its business. In the opinion of management, all matters are adequately covered by insurance or reserves or, if not covered or reserved for, are not likely to have a material adverse effect on the financial position of the Company.

EXHIBIT INDEX

Exhibit
Number	Description

3(1)	Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1988.
3(2)	By-Laws of Registrant incorporated by reference to Exhibit 3 of Form 10-Q of Registrant for the three months ended June 30, 2002.
4(1)	Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended June 30, 2000.
4(2)	Certificate of designation, preferences and relative, optional and other special rights and qualifications, limitations and restrictions of 7% mandatory convertible preferred stock of Registrant, incorporated by reference to Exhibit 3 of Form 8-K of Registrant dated November 19, 2003.
4(3)	Revolving Credit Agreement dated as of December 10, 2004 among Amerada Hess Corporation, the lenders party thereto and JP Morgan Chase Bank (formerly, The Chase Manhattan Bank, N.A.), as Administrative Agent.
4(4)	Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.
4(5)	First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.
4(6)	Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.
4(7)	Prospectus Supplement dated February 28, 2002 to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on February 28, 2002.
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
10(1)	Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.
10(2)	Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
10(3)	Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.
10(4)	Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.
10(5)*	Incentive Cash Bonus Plan description incorporated by reference to Item 1.01 of Form 8-K of Registrant dated February 2, 2005.
10(6)*	Financial Counseling Program description.

Exhibit
Number	Description

10(7)*	Amerada Hess Corporation Savings and Stock Bonus Plan, incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(8)*	Amerada Hess Corporation Savings and Stock Bonus Plan for Retail Operations Employees, incorporated by reference to Exhibit 10(8) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(9)*	Amerada Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10(10)*	Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Amerada Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(11)*	Second Amended and Restated 1995 Long-Term Incentive Plan, including forms of awards thereunder.
10(12)*	Stock Award Program for non-employee directors dated August 6, 1997 incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for the fiscal year ended December 31, 1997.
10(13)*	Amendment to Stock Award Program for Non-Employee Directors dated August 6, 1997 incorporated by reference to Exhibit 10(13) of Form 10-K of Registrant for the fiscal year ended December 31, 2003.
10(14)*	Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K Registrant dated January 1, 2005.
10(15)*	Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John B. Hess, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended September 30, 1999. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and J. Barclay Collins, John J. O’Connor, and F. Borden Walker.
10(16)*	Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John A. Gartman incorporated by reference to Exhibit 10(14) of Form 10-K of Registrant for the fiscal year ended December 31, 2001. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(15)).
10(17)*	Letter Agreement dated March 18, 2002 between Registrant and John J. O’Connor relating to Mr. O’Connor’s participation in the Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(15) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(18)*	Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Amerada Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(19)*	Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(20)	Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.
10(21)	Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated March 11, 2005, to the incorporation by reference in Registrant’s Registration Statements (Forms S-8, Nos. 333-115844, 333-94851, 333-43569 and 333-43571, and Form S-3, No. 333-110294), of its reports relating to Registrant’s financial statements, which consent appears on page F-1 herein.

Exhibit
Number		Description

31	(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31	(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32	(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32	(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	These exhibits relate to executive compensation plans and arrangements.