Form 10-Q
period 2005-03-31
AMERADA HESS CORP
filed 2005-05-06
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

At March 31, 2005, 92,317,680 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
Three Months Ended March 31
(in millions, except per share data)

	2005	2004
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$4,957	$4,488
Non-operating income
Gain on asset sales	18	19
Equity in income of HOVENSA L.L.C.	50	51
Other	45	4

Total revenues and non-operating income	5,070	4,562

COSTS AND EXPENSES
Cost of products sold	3,628	3,288
Production expenses	225	187
Marketing expenses	197	177
Exploration expenses, including dry holes and lease impairment	133	78
Other operating expenses	31	48
General and administrative expenses	85	76
Interest expense	61	57
Depreciation, depletion and amortization	254	226

Total costs and expenses	4,614	4,137

Income before income taxes	456	425
Provision for income taxes	237	144

NET INCOME	$219	$281

Preferred stock dividends	12	12

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$207	$269

NET INCOME PER SHARE
BASIC	$2.29	$3.03
DILUTED	2.12	2.77

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (DILUTED)	103.2	101.4

COMMON STOCK DIVIDENDS PER SHARE	$.30	$.30

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

	March 31,
	2005	December 31,
	(Unaudited)	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$834	$877
Short-term investments	10	—
Accounts receivable	2,548	2,367
Inventories	578	596
Other current assets	442	495

Total current assets	4,412	4,335

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	1,054	1,116
Other	137	138

Total investments and advances	1,191	1,254

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	17,835	17,632
Less reserves for depreciation, depletion, amortization and lease impairment	9,257	9,127

Property, plant and equipment — net	8,578	8,505

NOTE RECEIVABLE	182	212

GOODWILL	977	977

DEFERRED INCOME TAXES	1,354	834

OTHER ASSETS	222	195

TOTAL ASSETS	$16,916	$16,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,362	$3,280
Accrued liabilities	863	920
Taxes payable	535	447
Current maturities of long-term debt	50	50

Total current liabilities	5,810	4,697

LONG-TERM DEBT	3,776	3,785

DEFERRED LIABILITIES AND CREDITS
Deferred income taxes	1,227	1,184
Asset retirement obligations	506	511
Other	571	538

Total deferred liabilities and credits	2,304	2,233

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
7% cumulative mandatory convertible series; Authorized - 13,500 shares; Issued - 13,500 shares ($675 million liquidation preference)	14	14
3% cumulative convertible series; Authorized - 330 shares; Issued - 327 shares ($16 million liquidation preference)	—	—
Common stock, par value $1.00; Authorized - 200,000 shares
Issued - 92,318 shares at March 31, 2005; 91,715 shares at December 31, 2004	92	92
Capital in excess of par value	1,775	1,727
Retained earnings	5,010	4,831
Accumulated other comprehensive income (loss)	(1,799)	(1,024)
Deferred compensation	(66)	(43)

Total stockholders’ equity	5,026	5,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,916	$16,312

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Three months ended March 31
(in millions)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$219	$281
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	254	226
Exploratory dry hole costs	99	29
Lease impairment	18	19
Pre-tax gain on asset sales	(18)	(19)
Benefit for deferred income taxes	(47)	(44)
Distributed (undistributed) earnings of HOVENSA L.L.C.	62	(51)
Changes in operating assets and liabilities	(126)	(47)

Net cash provided by operating activities	461	394

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(467)	(364)
Payment received on note receivable	30	30
Increase in short-term investments	(10)	(65)
Proceeds from asset sales and other	3	48

Net cash used in investing activities	(444)	(351)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	—	7
Repayments	(9)	(20)
Cash dividends paid	(67)	(67)
Stock options exercised	16	11

Net cash used in financing activities	(60)	(69)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43)	(26)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	877	518

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$834	$492

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at March 31, 2005 and December 31, 2004 and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2005 and 2004. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2004.

FASB Staff Position No. FAS 19-1, Accounting for Suspended Well Costs, was issued in April 2005 and will be effective in the third quarter. This FASB Staff Position (FSP) addresses circumstances that would permit the continued capitalization of exploratory well costs beyond one year. The Corporation does not expect that this FSP will have a material effect on its financial position or results of operations.

During the first quarter of 2005, the Corporation expensed $93 million of capitalized exploratory well costs ($55 million capitalized at year-end 2004) relating to two deepwater Gulf of Mexico wells. Other than current period exploratory drilling costs, there were no other material changes to capitalized exploratory well costs at March 31, 2005 compared with December 31, 2004.

Note 2 -	Inventories consist of the following (in millions):

	At	At
	March 31,	December 31,
	2005	2004
Crude oil and other charge stocks	$190	$174
Refined and other finished products	623	700
Less LIFO adjustment	(418)	(446)

	395	428
Merchandise, materials and supplies	183	168

Total inventories	$578	$596

During the first quarter of 2005, the Corporation permanently reduced LIFO inventories, which are carried at lower costs than current inventory costs. The effect of the LIFO inventory liquidation, before income taxes, was to decrease cost of products sold by approximately $11 million.

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized financial information for HOVENSA follows (in millions):

	At	At
	March 31,	December 31,
	2005	2004
Summarized balance sheet
Cash and short-term investments	$488	$557
Other current assets	646	636
Net fixed assets	1,875	1,843
Other assets	36	36
Current liabilities	(689)	(606)
Long-term debt	(252)	(252)
Deferred liabilities and credits	(61)	(48)

Partners’ equity	$2,043	$2,166

	Three months
	ended March 31
	2005	2004
Summarized income statement
Total revenues	$2,091	$1,647
Costs and expenses	(1,989)	(1,543)

Net income	$102	$104

Amerada Hess Corporation’s share, before income taxes	$50	$51

During the first quarter of 2005, the Corporation received a cash distribution of $112 million from HOVENSA.

Note 4 -	During the quarter ended March 31, 2005, the Corporation capitalized interest of $14 million on development projects ($16 million during the corresponding period of 2004).

Note 5 -	Foreign currency gains or losses, before income taxes, amounted to a gain of $2 million in the quarter ended March 31, 2005 and a loss of $17 million in the quarter ended March 31, 2004.

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -	Components of pension expense consisted of the following (in millions):

	Three months
	ended March 31
	2005	2004
Service cost	$6	$6
Interest cost	13	12
Expected return on plan assets	(12)	(11)
Amortization of net loss	6	5

Pension expense	$13	$12

In 2005, the Corporation expects to contribute $46 million to its funded pension plans and $12 million to the trust established for its unfunded pension plan. During the first quarter of 2005, the Corporation contributed $2 million to its funded pension plans.

Note 7 -	The provision for income taxes consisted of the following (in millions):

	Three months
	ended March 31
	2005	2004
Current	$284	$188
Deferred	(47)	(44)

Total	$237	$144

In the first quarter of 2005, the Corporation recorded an income tax charge of $41 million related to the planned repatriation of $1.3 billion of foreign earnings under the American Jobs Creation Act of 2004.

Note 8 -	The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months
	ended March 31
	2005	2004
Common shares — basic	90,393	88,693
Effect of dilutive securities
Convertible preferred stock	11,416	12,204
Restricted common stock	772	495
Stock options	661	54

Common shares — diluted	103,242	101,446

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -	The Corporation records compensation expense for restricted common stock ratably over the vesting period, which is generally three to five years. The Corporation uses the intrinsic value method to account for employee stock options. Because the exercise prices of employee stock options equal or exceed the market price of the stock on the date of grant, the Corporation does not recognize compensation expense.

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

	Three months
	ended March 31
	2005	2004
Net income	$219	$281
Add stock-based employee compensation expense included in net income, net of taxes	4	2
Less total stock-based employee compensation expense, net of taxes (*)	(9)	(2)

Pro forma net income	$214	$281

Net income per share as reported
Basic	$2.29	$3.03

Diluted	$2.12	$2.77

Pro forma net income per share
Basic	$2.24	$3.03

Diluted	$2.07	$2.77

(*)	Includes restricted common stock and stock option expense determined using the fair value method.

In 2004, the Financial Accounting Standards Board reissued Statement No. 123, Share-Based Payment (FAS 123R). This new standard requires that compensation expense for all stock-based payments to employees, including grants of employee stock options, be recognized in the income statement based on fair values. The Corporation must adopt FAS 123R no later than January 1, 2006. Had the Corporation adopted FAS 123R in the periods shown above, the impact would have approximated the additional compensation expense disclosed in the above table.

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 -	Comprehensive income (loss) was as follows (in millions):

	Three months
	ended March 31
	2005	2004
Net income	$219	$281
Net change in cash flow hedges	(763)	(97)
Change in foreign currency translation adjustment	(12)	(7)

Comprehensive income (loss)	$(556)	$177

The Corporation reclassifies hedging gains and losses included in other comprehensive income (loss) to earnings at the time the hedged transactions are recognized. Hedging decreased exploration and production results by $195 million ($308 million before income taxes) in the first quarter of 2005 and $73 million ($118 million before income taxes) in the first quarter of 2004.

At March 31, 2005, accumulated other comprehensive income (loss) included after-tax deferred losses of $1,658 million ($144 million of realized losses and $1,514 million of unrealized losses) related to crude oil contracts used as hedges of exploration and production sales. Realized losses in accumulated other comprehensive income represent losses on closed contracts that are deferred until the underlying barrels are sold. After-tax realized losses will reduce 2005 income as follows: second quarter - $51 million, third quarter - $48 million and fourth quarter - $45 million. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

In its energy marketing business, the Corporation has entered into cash flow hedges to fix the purchase prices of natural gas, heating oil, residual fuel oil and electricity related to contracted future sales. At March 31, 2005, the net after-tax deferred gain in accumulated other comprehensive income from these hedge contracts was $27 million.

PART I — FINANCIAL INFORMATION (CONT’D.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -	The Corporation’s results by operating segment were as follows (in millions):

	Three months
	ended March 31
	2005	2004
Operating revenues
Exploration and production (*)	$1,077	$934
Refining and marketing	3,965	3,623

Total	$5,042	$4,557

Net income (loss)
Exploration and production	$263	$207
Refining and marketing	63	112
Corporate, including interest	(107)	(38)

Total	$219	$281

(*)	Includes transfers to affiliates of $85 million during the three-months ended March 31, 2005, compared to $69 million for the corresponding period of 2004.

Identifiable assets by operating segment were as follows (in millions):

	At	At
	March 31,	December 31,
	2005	2004
Identifiable assets
Exploration and production	$10,378	$10,407
Refining and marketing	4,928	4,850
Corporate	1,610	1,055

Total	$16,916	$16,312

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

      Overview

          The Corporation is a global integrated energy company that operates in two segments, exploration and production (E&P) and refining and marketing (R&M). The E&P segment explores for, produces and sells crude oil and natural gas. The R&M segment manufactures, purchases, trades and markets refined petroleum products and other energy products. Net income was $219 million for the first quarter of 2005, including $263 million from E&P activities and $63 million from R&M operations.

          Exploration and Production: Worldwide oil and gas production averaged 358,000 barrels of oil equivalent per day during the first quarter of 2005. In this period, production commenced from three new fields. In the joint development area of Malaysia and Thailand, production started on Block A-18, which is currently producing natural gas at the rate of approximately 10,000 barrels of oil equivalent per day. The Corporation expects net production from this field to reach approximately 23,000 barrels of oil equivalent per day, following completion of the buyers’ gas separation plant, which is expected by the end of the fourth quarter of 2005. In the United Kingdom, the Clair Field commenced production and is currently producing 1,200 barrels of crude oil per day. The Corporation expects production to increase to a net plateau rate of 6,000 barrels per day. In Azerbaijan, the Corporation has a 2.72% working interest in the ACG fields where crude oil production from the Central Azeri Field started in mid-February.

          At the end of March 2005, the Corporation acquired a 65% interest in a company operating in the Volga-Urals region of Russia. Production is currently averaging 7,500 barrels of oil per day and the Corporation continues to evaluate opportunities in this region.

          In Equatorial Guinea, the Corporation has awarded major contracts on the Okume Complex and the project is on schedule to begin production in early 2007.

          During the first quarter of 2005, the Corporation expensed two deepwater Gulf of Mexico dry holes with costs totaling $93 million before income taxes ($61 million after income taxes). In the second quarter, the Corporation plans to begin drilling two offshore wells in Gabon and the Belud North well offshore Malaysia, which follows our recent Belud South discovery. At the end of the second quarter, the Corporation expects to begin drilling on the Ouachita prospect in Green Canyon Block 376 in the deepwater Gulf of Mexico.

PART I — FINANCIAL INFORMATION (CONT’D.)

     Overview (Continued)

          Refining and Marketing: In the first quarter of 2005, the Corporation received a cash distribution of $112 million from HOVENSA. Also during the first quarter, scheduled maintenance was completed on the fluid catalytic cracking units at HOVENSA and Port Reading and the refineries are currently operating at full capacity.

          Corporate: In the first quarter of 2005, the Corporation’s Board of Directors approved a plan to repatriate $1.3 billion of foreign earnings under the American Jobs Creation Act of 2004. As a result of approving the plan of repatriation, the Corporation recorded a tax charge of $41 million.

     Results of Operations

          Net income for the first quarter of 2005 amounted to $219 million compared with $281 million in the first quarter of 2004. See the following page for a table of items affecting the comparability of earnings between periods. The after-tax results by major operating activity for the three-months ended March 31, 2005 and 2004 were as follows (in millions, except per share data):

	Three months ended
	March 31 (unaudited)
	2005	2004
Exploration and production	$263	$207
Refining and marketing	63	112
Corporate	(69)	(2)
Interest expense	(38)	(36)

Net income	$219	$281

Net income per share (diluted)	$2.12	$2.77

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

          The following items, on an after-tax basis, are included in net income in the first quarter of 2005 and 2004 (in millions):

PART I — FINANCIAL INFORMATION (CONT’D.)

     Results of Operations (Continued)

	Three months ended
	March 31
	2005	2004
Exploration and production
Gains from asset sales	$11	$19
Legal settlement	11	—
Corporate
Income tax adjustments	(41)	13

	$(19)	$32

          The first quarter of 2005 includes a net gain of $11 million ($18 million before income taxes) on the disposition of a mature North Sea asset. In addition, a net gain of $11 million ($19 million before income taxes) was recorded on a legal settlement reflecting the favorable resolution of contingencies on a prior year asset sale. The Corporation also recorded an income tax charge of $41 million related to the planned repatriation of $1.3 billion of foreign earnings under the American Jobs Creation Act of 2004. Income in the first quarter of 2004 includes a net gain from an asset sale of $19 million and an income tax benefit of $13 million resulting from the completion of a prior year United States income tax audit.

     Comparison of Results

     Exploration and Production

          Following is a summarized income statement of the Corporation’s exploration and production operations for the first quarter of 2005 and 2004 (in millions):

	Three months ended
	March 31
	2005	2004
Sales and other operating revenues	$1,030	$868
Non-operating income	47	12

Total revenues	1,077	880

Costs and expenses
Production expenses, including related taxes	225	187
Exploration expenses, including dry holes and lease impairment	133	78
General, administrative and other expenses	29	36
Depreciation, depletion and amortization	241	213

Total costs and expenses	628	514

Results of operations before income taxes	449	366
Provision for income taxes	186	159

Results of operations	$263	$207

PART I — FINANCIAL INFORMATION (CONT’D.)

     Results of Operations (Continued)

          After considering the gains from asset sales and the legal settlement described above, the remaining changes in exploration and production earnings are primarily attributable to changes in selling prices, sales volumes and operating costs and exploration expenses, as discussed below.

          Selling prices: Higher average selling prices of crude oil and natural gas increased exploration and production revenues by $157 million in the first quarter of 2005 compared with 2004. The Corporation’s average selling prices were as follows:

	Three months
	ended March 31
	2005	2004
Average selling prices (including hedging)
Crude oil (per barrel)
United States	$32.18	$25.49
Europe	31.21	27.19
Africa, Asia and other	30.92	27.04

Natural gas liquids (per barrel)
United States	$32.83	$25.78
Europe	31.69	21.22

Natural gas (per Mcf)
United States	$6.15	$5.20
Europe	5.41	4.34
Africa, Asia and other	3.93	3.72

Average selling prices (excluding hedging)
Crude oil (per barrel)
United States	$45.18	$33.55
Europe	46.82	32.19
Africa, Asia and other	44.87	31.64

Natural gas liquids (per barrel)
United States	$32.83	$25.78
Europe	31.69	21.22

Natural gas (per Mcf)
United States	$6.15	$5.19
Europe	5.41	4.34
Africa, Asia and other	3.93	3.72

          Crude oil hedges reduced earnings by $195 million ($308 million before income taxes) in the first quarter of 2005 compared with $73 million ($118 million before income taxes) in the first quarter of 2004.

PART I — FINANCIAL INFORMATION (CONT’D.)

     Results of Operations (Continued)

          The Corporation has after-tax, deferred hedge losses of $1,658 million recorded in accumulated other comprehensive income (loss) at March 31, 2005 related to crude oil hedges. Of this amount, $1,514 million is unrealized and relates to open hedge positions and the remaining $144 million is realized and relates to closed hedge positions. The deferred realized loss will be recognized in earnings as the underlying barrels are sold. In addition to the gains or losses on open hedge positions, the deferred realized loss on closed hedge positions will reduce earnings during the remainder of 2005 as follows: second quarter - $51 million, third quarter - $48 million and fourth quarter - $45 million. See Market Risk Disclosure for a summary of the Corporation’s open hedge positions.

          Sales and production volumes: The Corporation’s oil and gas production, on a barrel of oil equivalent basis was 358,000 barrels per day in the first quarter of 2005 compared with 346,000 barrels per day in the same period of 2004. The Corporation anticipates that its average production for the full year of 2005 will be approximately 350,000 barrels per day. The Corporation’s net daily worldwide production in the first quarter of each year was as follows (in thousands):

	Three months
	ended March 31
	2005	2004
Crude oil (barrels per day)
United States	49	40
Europe	120	127
Africa, Asia and other	69	60

Total	238	227

Natural gas liquids (barrels per day)
United States	13	12
Europe	7	7

Total	20	19

Natural gas (Mcf per day)
United States	165	183
Europe	336	333
Africa, Asia and other	103	86

Total	604	602

Barrels of oil equivalent (barrels per day)(*)	358	346

(*)	Reflects natural gas production converted based on relative energy content (six Mcf equals one barrel).

PART I — FINANCIAL INFORMATION (CONT’D.)

     Results of Operations (Continued)

          Increased production in the first quarter of 2005 includes production from the Llano Field in the Gulf of Mexico, which commenced in the second quarter of 2004. In addition, new production began in the first quarter of 2005 from Block A-18 in the joint development area of Malaysia and Thailand, the Clair Field in the United Kingdom and the Central Azeri Field in Azerbaijan. Due to the timing of liftings in each period, sales volumes were comparable in the first quarter of 2005 and 2004.

          Operating costs and exploration expenses: Production expenses were higher in the first quarter of 2005 reflecting increased production volumes as well as increased maintenance expenses and higher production taxes. Exploration expense was higher in the first quarter of 2005 compared with the first quarter of 2004, primarily due to increased dry hole expense on deepwater Gulf of Mexico wells. In addition, depreciation, depletion and amortization charges were higher in the first quarter of 2005 due to increased production and higher depreciation rates.

          Other: After-tax foreign currency gains amounted to $8 million ($3 million before income taxes) in the first quarter of 2005 compared with losses of $3 million ($13 million before income taxes) in the first quarter of 2004. The pre-tax amounts of foreign currency gains (losses) are included in non-operating income (expense) in the income statement.

          The effective income tax rate for exploration and production operations in the first quarter of 2005 was 42% compared with 46% in the first quarter of 2004.

          The Corporation’s future exploration and production earnings may be impacted by volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses and changes in tax rates.

     Refining and Marketing

          Earnings from refining and marketing activities amounted to $63 million in the first quarter of 2005 compared with $112 million in the corresponding period of 2004. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), accounted for on the equity method. Additional refining and marketing activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.

          Refining: Refining earnings, which consist of the Corporation’s share of HOVENSA’s results, Port Reading earnings, interest income on the PDVSA note and other miscellaneous items, were $42 million in the first quarter of 2005 compared with $74 million in the first quarter of 2004. The Corporation’s share of HOVENSA’s income, after income taxes of $19 million, was $31 million in the first quarter of 2005 compared with income of $51 million in the first quarter of 2004. The fluid catalytic cracking unit at HOVENSA was shutdown for 30 days of planned maintenance in the first quarter. Port Reading earnings were $7 million in the first quarter of 2005 compared with $14 million in the first quarter of 2004, reflecting the effects of a 36-day shutdown for planned maintenance in 2005.

PART I — FINANCIAL INFORMATION (CONT’D.)

     Results of Operations (Continued)

          After-tax interest on the PDVSA note amounted to $4 million in the first quarters of 2005 and 2004. In 2005, the Corporation provided deferred income taxes at the Virgin Islands statutory rate of 38.5% on HOVENSA’s income and the interest income on the PDVSA note. In the first quarter of 2004, income taxes on HOVENSA’s earnings were offset by available loss carryforwards.

          The following table summarizes refinery utilization rates in the first quarter of 2005 and 2004:

		Refinery utilization
	Refinery	three months
	capacity	ended March 31
	(barrels per day)	2005		2004
HOVENSA
Crude	500	89.8%		99.0%
Fluid catalytic cracker	150	57.2	%(*)	96.4%
Coker	58	92.9%		99.8%
Port Reading	62	56.5	%(*)	91.9%

(*) Reflects reduced utilization from scheduled maintenance.

          Marketing: Marketing earnings, which consist principally of retail gasoline and energy marketing activities, were $13 million in the first quarter of 2005 compared with $23 million in the same period of 2004. Retail gasoline operations generated losses in the first quarter of 2005 and 2004 due to weak margins. Earnings from energy marketing activities were comparable in the first quarter of 2005 and 2004. Total refined product sales volumes were 462,000 barrels per day in the first quarter of 2005 and 483,000 barrels per day in the first quarter of 2004.

          The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership amounted to income of $8 million in the first quarter of 2005 and $15 million in the first quarter of 2004.

          Refining and marketing earnings will likely continue to be volatile reflecting competitive industry conditions and supply and demand factors, including the effects of weather.

PART I — FINANCIAL INFORMATION (CONT’D.)

     Results of Operations (Continued)

     Corporate

          After-tax corporate expenses amounted to $69 million in the first quarter of 2005 compared with $2 million in same period of 2004. The first quarter of 2005 includes an income tax provision of $41 million for repatriation of foreign earnings to the United States under the American Jobs Creation Act of 2004. The results for the first quarter of 2004 include a non-cash income tax benefit of $13 million resulting from the completion of a prior year United States income tax audit. Excluding these items, the increase in Corporate expenses is primarily due to severance and other benefit costs.

     Interest

          Interest expense in the first quarter of 2005 and 2004 was as follows:

	Three months
	ended March 31
	2005	2004
Total interest incurred	$75	$73
Less capitalized interest	14	16

Interest expense before income taxes	61	57
Less income taxes	23	21

After-tax interest expense	$38	$36

          After-tax interest expense for the full year of 2005 is anticipated to be lower than in 2004, primarily due to increased capitalized interest.

     Sales and Other Operating Revenues

          Sales and other operating revenues increased by 10% in the first quarter of 2005 compared with the corresponding period of 2004. This increase principally reflects increased selling prices of crude oil, natural gas and refined products, partially offset by lower sales volumes of refined products. The increase in cost of goods sold also reflects the increased costs of refined products purchased.

PART I — FINANCIAL INFORMATION (CONT’D.)

     Liquidity and Capital Resources

          Overview: Cash flows from operating activities in the first quarter of 2005 totaled $461 million, including changes in operating assets and liabilities. Cash and short-term investments at March 31, 2005 totaled $844 million, a decrease of $33 million from year-end. At March 31, 2005, the Corporation’s debt to capitalization ratio was 43.2% compared to 40.7% at December 31, 2004. Total debt was $3,826 million at March 31, 2005 and $3,835 million at December 31, 2004.

          Cash Flows from Operating Activities: Net cash provided by operating activities including changes in operating assets and liabilities totaled $461 million in the first quarter of 2005 compared with $394 million in the same period of 2004. In the first quarter of 2005, the Corporation received a cash distribution of $112 million from HOVENSA.

          Cash Flows from Investing Activities: The following table summarizes the Corporation’s capital expenditures:

	Three months ended
	March 31
	2005	2004
Exploration and production
Exploration	$56	$72
Production and development	382	280

	438	352
Refining and marketing
Operations	29	12

Total	$467	$364

          Investing activities in the first quarter of 2005 include $25 million for the initial investment in a company with a producing property and exploration acreage in Russia and $15 million for the purchase of energy marketing customer accounts and related assets. Proceeds from asset sales totaled $18 million in 2005 and $33 million in 2004.

          Cash Flows from Financing Activities: The Corporation reduced debt by $9 million during the first quarter of 2005. Debt reduction in the first quarter of 2004 was $13 million. Dividends paid were approximately $67 million in both periods. During the first three months of 2005, the Corporation received proceeds from the exercise of stock options totaling $16 million ($11 million in the same period of 2004).

PART I — FINANCIAL INFORMATION (CONT’D.)

     Liquidity and Capital Resources (Continued)

          Future Capital Requirements and Resources: Capital expenditures excluding acquisitions, if any, for the remainder of 2005 are currently estimated to be approximately $1,650 million. The Corporation anticipates that available cash and cash flow from operations will fund these expenditures; however, revolving credit facilities are available, if necessary.

          With higher crude oil prices, the Corporation’s collateral requirements under certain contracts with hedging and trading counterparties have increased. Outstanding letters of credit were $2,425 million at March 31, 2005, including $800 million drawn against the Corporation’s revolving credit facility, $500 million under a committed short-term letter of credit facility entered into in the first quarter of 2005, and the remainder under uncommitted lines. Outstanding letters of credit were $1,487 million at December 31, 2004. At March 31, 2005, the Corporation has $1,700 million available under its $2.5 billion syndicated revolving credit agreement and has additional unused lines of credit of $27 million, primarily for letters of credit, under uncommitted arrangements with banks. The Corporation also has a shelf registration under which it may issue $825 million of additional debt securities, warrants, common stock or preferred stock.

          Loan agreement covenants allow the Corporation to borrow an additional $4.5 billion for the construction or acquisition of assets at March 31, 2005. The maximum amount of dividends that can be paid from borrowings under the loan agreements is $1.7 billion at March 31, 2005.

          Libya: Prior to June 30, 1986, the Corporation had extensive exploration and production operations in Libya; however, U.S. Government sanctions required suspension of participation in these operations. The Corporation wrote off the book value of its Libyan assets in connection with the cessation of operations. During 2004, the Corporation received U.S. Government authorization to negotiate and execute an agreement with the government of Libya that would define the terms for resuming active participation in the Libyan properties. The U.S. Government has lifted most of the sanctions imposed on Libya and has rescinded the Libya portions of the Iran-Libya Sanction Act of 1976. As a result, the Corporation and its partners will be able to resume operations in Libya if they are able to reach a successful conclusion to commercial negotiations. If these negotiations are successful, management anticipates capital expenditures will increase over the current plan.

          Repatriation Provisions of the American Jobs Creation Act of 2004: The American Jobs Creation Act (the Act) provides for a one-time reduction in the income tax rate to 5.25% on eligible dividends from foreign subsidiaries to a U.S. parent. In the first quarter of 2005, the Corporation’s Board of Directors approved a plan to repatriate $1.3 billion of unremitted foreign earnings. As a result, the Corporation recorded a tax provision of $41 million in the first quarter of 2005. The Corporation is reviewing the possibility of additional repatriations during 2005. The maximum additional amount that the Corporation could repatriate under the Act is approximately $600 million. The Corporation estimates that an additional tax provision of up to $32 million would be recorded, depending on the incremental amount repatriated, if any.

PART I — FINANCIAL INFORMATION (CONT’D.)

     Liquidity and Capital Resources (Continued)

          Credit Ratings: Two credit rating agencies have rated the Corporation’s debt as investment grade; one agency’s rating is below investment grade. If another rating agency were to reduce its credit rating below investment grade, the Corporation would have to comply with a more stringent financial covenant contained in its revolving credit facility. In addition, the incremental margin requirements with hedging and trading counterparties at March 31, 2005 would be approximately $57 million.

          Other: In connection with the sale of six vessels in 2002, the Corporation agreed to support the buyer’s charter rate on these vessels for up to five years. The support agreement requires that if the actual contracted rate for the charter of a vessel is less than the stipulated support rate in the agreement, the Corporation will pay to the buyer the difference between the contracted rate and the stipulated rate. The balance in the charter support reserve at January 1 and March 31, 2005 was approximately $10 million.

          At January 1, 2005, the Corporation had an accrual of $39 million for severance and vacated office costs in London. During the first three months of 2005, $2 million of payments were made, reducing the accrual to $37 million at March 31, 2005. Additional accruals totaling $35 million, before income taxes, for office space to be vacated are anticipated in the second half of 2005.

          Off-Balance Sheet Arrangements: The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $471 million at March 31, 2005. The Corporation’s March 31, 2005 debt to capitalization ratio would increase from 43.2% to 46.1% if the leases were included as debt.

          The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At March 31, 2005, the guarantee amounted to $128 million. This amount fluctuates based on the volume of crude oil purchased and related crude oil prices. In addition, the Corporation has agreed to provide funding up to a maximum of $40 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

PART I — FINANCIAL INFORMATION (CONT’D.)

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

          Non-Trading: The Corporation’s exploration and production segment uses futures and swaps to fix the selling prices of a portion of its future production and the related gains or losses are an integral part of its selling prices. As of March 31, the Corporation has open hedge positions on a portion of its worldwide crude oil production, but no natural gas hedges. Following is a summary of the crude oil hedges:

	West Texas Intermediate		Brent
	Average	Thousands	Average	Thousands
	Selling	of Barrels	Selling	of Barrels
Maturities	Price	per Day	Price	per Day
2005
Second quarter	$33.28	28	$31.37	118
Third quarter	32.65	28	30.82	118
Fourth quarter	32.16	28	30.37	118
2006	—	—	28.10	30
2007	—	—	25.85	24
2008	—	—	25.56	24
2009	—	—	25.54	24
2010	—	—	25.78	24
2011	—	—	26.37	24
2012	—	—	26.90	24

PART I — FINANCIAL INFORMATION (CONT’D.)

     Market Risk Disclosure (Continued)

          Because the selling price of crude oil has increased significantly since the hedges were acquired, accumulated other comprehensive income (loss) at March 31, 2005 includes after-tax deferred losses of $1,658 million ($144 million of realized losses and $1,514 million of unrealized losses) related to crude oil contracts used as hedges of exploration and production sales. As market conditions change, the Corporation may adjust its hedge percentages.

          The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures and swaps to fix the purchase prices of commodities to be sold under fixed-price sales contracts.

          The Corporation estimates that at March 31, 2005, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $121 million ($108 million at December 31, 2004). The results may vary from time to time as hedge levels change.

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

          In trading activities, the Corporation is exposed to changes in crude oil, natural gas and refined product prices. Trading positions include futures, forwards, swaps, options and energy commodity linked securities. In some cases, physical purchase and sale contracts are used as trading instruments and are included in the trading results.

          The following table provides an assessment of the factors affecting the changes in fair value of trading activities and represents 100% of the trading partnership and other trading activities (in millions):

	2005	2004
Fair value of contracts outstanding at January 1	$184	$67
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31	75	48
Reversal of fair value for contracts closed during the period	43	14
Fair value of contracts entered into during the period and still outstanding	66	(36)

Fair value of contracts outstanding at March 31	$368	$93

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

          Gains or losses from sales of physical products are recorded at the time of sale. Derivative trading transactions are marked-to-market and are reflected in income currently. Total realized losses for the first quarter of 2005 amounted to $93 million ($8 million for the first three months of 2004).

          The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at March 31, 2005 (in millions):

		Instruments Maturing
						2009
						and
Source of Fair Value	Total	2005	2006	2007	2008	beyond
Prices actively quoted	$241	$128	$11	$48	$15	$39
Other external sources	137	57	37	26	3	14
Internal estimates	(10)	(3)	(7)	—	—	—

Total	$368	$182	$41	$74	$18	$53

          The Corporation estimates that at March 31, 2005, the value-at-risk for trading activities, including commodities, was $7 million ($17 million at December 31, 2004). The results may change from time to time as strategies change to capture potential market rate movements.

          The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at March 31, 2005 (in millions):

Investment grade determined by outside sources	$320
Investment grade determined internally (*)	149
Less than investment grade	47

Fair value of net receivables outstanding at end of period	$516

(*)	Based on information provided by counterparties and other available sources.

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

Item 4. Controls and Procedures

          Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d - 14(c)) as of March 31, 2005, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2005.

          There were no significant changes in the Corporation’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls during the quarter ended March 31, 2005.

PART II- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

     b. Reports on Form 8-K

During the quarter ended March 31, 2005, Registrant filed three reports on Form 8-K:

(i)	Filing dated January 1, 2005 reporting under Item 1.01 ordinary course director compensation actions taken by the Board of Directors of Amerada Hess Corporation.

(ii)	Filing dated January 26, 2005 reporting under Items 2.02 and 9.01 a news release dated January 26, 2005 reporting results for the fourth quarter of 2004 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Amerada Hess Corporation at a public conference call held January 26, 2005.

(iii)	Filing dated February 2, 2005 reporting under Item 1.01 that the Corporation’s Compensation and Management Development Committee approved target bonuses for the five most highly compensated executive officers of the Corporation.

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

Date: May 6, 2005