Form 10-Q
period 2005-06-30
AMERADA HESS CORP
filed 2005-08-05
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
At June 30, 2005, 92,886,855 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$4,963	$3,803	$9,920	$8,291
Non-operating income
Equity in income of HOVENSA L.L.C.	108	97	158	148
Gain on asset sales	—	3	18	23
Other	11	33	56	36

Total revenues and non-operating income	5,082	3,936	10,152	8,498

COSTS AND EXPENSES
Cost of products sold	3,621	2,618	7,250	5,906
Production expenses	242	197	466	384
Marketing expenses	205	174	402	351
Exploration expenses, including dry holes and lease impairment	87	63	220	141
Other operating expenses	38	47	69	95
General and administrative expenses	86	96	171	172
Interest expense	54	60	115	117
Depreciation, depletion and amortization	261	239	515	465

Total costs and expenses	4,594	3,494	9,208	7,631

Income from continuing operations before income taxes	488	442	944	867
Provision for income taxes	189	161	426	305

Income from continuing operations	299	281	518	562

Discontinued operations	—	7	—	7

NET INCOME	$299	$288	$518	$569

Preferred stock dividends	12	12	24	24

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$287	$276	$494	$545

BASIC EARNINGS PER SHARE
Continuing operations	$3.17	$3.03	$5.46	$6.05
Net income	3.17	3.11	5.46	6.13

DILUTED EARNINGS PER SHARE
Continuing operations	$2.89	$2.77	$5.01	$5.54
Net income	2.89	2.84	5.01	5.61

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (DILUTED)	103.7	101.4	103.5	101.5

COMMON STOCK DIVIDENDS PER SHARE	$.30	$.30	$.60	$.60
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

	June 30,
	2005	December 31,
	(Unaudited)	2004
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$916	$877
Accounts receivable	2,417	2,367
Inventories	687	596
Other current assets	470	495

Total current assets	4,490	4,335

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	1,162	1,116
Other	143	138

Total investments and advances	1,305	1,254

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	18,277	17,632
Less reserves for depreciation, depletion, amortization and lease impairment	9,497	9,127

Property, plant and equipment — net	8,780	8,505

NOTE RECEIVABLE	182	212

GOODWILL	977	977

DEFERRED INCOME TAXES	1,498	834

OTHER ASSETS	227	195

TOTAL ASSETS	$17,459	$16,312

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y

CURRENT LIABILITIES
Accounts payable	$4,784	$3,280
Accrued liabilities	828	920
Taxes payable	466	447
Current maturities of long-term debt	25	50

Total current liabilities	6,103	4,697

LONG-TERM DEBT	3,761	3,785

DEFERRED LIABILITIES AND CREDITS
Deferred income taxes	1,233	1,184
Asset retirement obligations	561	511
Other	534	538

Total deferred liabilities and credits	2,328	2,233

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
7% cumulative mandatory convertible series
Authorized - 13,500 shares
Issued - 13,500 shares ($675 million liquidation preference)	14	14
3% cumulative convertible series
Authorized - 330 shares
Issued - 327 shares ($16 million liquidation preference)	—	—
Common stock, par value $1.00
Authorized - 200,000 shares
Issued - 92,887 shares at June 30, 2005; 91,715 shares at December 31, 2004	93	92
Capital in excess of par value	1,817	1,727
Retained earnings	5,270	4,831
Accumulated other comprehensive income (loss)	(1,867)	(1,024)
Deferred compensation	(60)	(43)

Total stockholders’ equity	5,267	5,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,459	$16,312

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Six months ended June 30
(in millions)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$518	$569
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	515	465
Exploratory dry hole costs	133	46
Lease impairment	36	39
Pre-tax gain on asset sales	(18)	(23)
Benefit for deferred income taxes	(116)	(114)
Undistributed earnings of HOVENSA L.L.C.	(46)	(148)
Non-cash effect of discontinued operations	—	(7)
Changes in operating assets and liabilities	45	5

Net cash provided by operating activities	1,067	832

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(959)	(736)
Payment received on notes receivable	30	59
Increase in short-term investments	—	(10)
Proceeds from asset sales and other	5	44

Net cash used in investing activities	(924)	(643)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	104	7
Repayments	(153)	(59)
Cash dividends paid	(107)	(106)
Stock options exercised	52	52

Net cash used in financing activities	(104)	(106)

NET INCREASE IN CASH AND CASH EQUIVALENTS	39	83

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	877	518

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$916	$601

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at June 30, 2005 and December 31, 2004, the consolidated results of operations for the three- and six-month periods ended June 30, 2005 and 2004 and the consolidated cash flows for the six-month periods ended June 30, 2005 and 2004. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2004.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47) Accounting for Conditional Asset Retirement Obligations, which clarifies the term “conditional asset retirement obligation”, as used in FASB Statement 143. FIN 47 requires recognition of a liability for legally required asset retirement obligations, when the timing or method of settlement are conditional on a future event, if the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Corporation is assessing the effect of FIN 47, but does not expect it to have a material effect on the Corporation’s financial position or results of operations.

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

During the first half of 2005, the Corporation expensed $108 million of capitalized exploratory well costs ($55 million capitalized at year-end 2004) relating to two deepwater Gulf of Mexico wells. Other than current period exploratory drilling costs, there were no other material changes to capitalized exploratory well costs at June 30, 2005 compared with December 31, 2004.

Note 2 -	Inventories consist of the following (in millions):

	At	At
	June 30,	December 31,
	2005	2004
Crude oil and other charge stocks	$207	$174
Refined and other finished products	862	700
Less LIFO adjustment	(574)	(446)

	495	428
Merchandise, materials and supplies	192	168

Total inventories	$687	$596

During the first quarter of 2005, the Corporation permanently reduced LIFO inventories, which are carried at lower costs than current inventory costs. The effect of the LIFO inventory liquidation, before income taxes, was to decrease cost of products sold by approximately $11 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized financial information for HOVENSA follows (in millions):

	At	At
	June 30,	December 31,
	2005	2004
Summarized balance sheet
Cash and short-term investments	$509	$557
Other current assets	821	636
Net fixed assets	1,895	1,843
Other assets	34	36
Current liabilities	(672)	(606)
Long-term debt	(252)	(252)
Deferred liabilities and credits	(76)	(48)

Partners’ equity	$2,259	$2,166

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Summarized income statement
Total revenues	$2,725	$1,928	$4,816	$3,575
Costs and expenses	(2,509)	(1,733)	(4,498)	(3,276)

Net income	$216	$195	$318	$299

Amerada Hess
Corporation’s share, before income taxes	$108	$97	$158	$148

During the first half of 2005, the Corporation received a cash distribution of $112 million from HOVENSA.

Note 4 -	During the three- and six-month periods ended June 30, 2005, the Corporation capitalized interest of $22 million and $36 million on development projects ($13 million and $29 million during the corresponding periods of 2004).

Note 5 -	Pre-tax foreign currency gains (losses) from continuing operations amounted to the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Foreign currency gains (losses)	$(9)	$15	$(6)	$(2)

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -	Components of pension expense consisted of the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Service cost	$7	$6	$14	$12
Interest cost	14	13	28	25
Expected return on plan assets	(14)	(11)	(27)	(22)
Amortization of prior service cost	1	1	1	1
Amortization of net loss	6	4	12	9

Pension expense	$14	$13	$28	$25

In 2005, the Corporation expects to contribute $46 million to its funded pension plans and $12 million to the trust established for its unfunded pension plan. During the first six months of 2005, the Corporation contributed $23 million to its funded pension plans and $6 million to the trust for its unfunded pension plan.

Note 7 -	The provision for income taxes from continuing operations consisted of the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Current	$259	$231	$542	$419
Deferred	(65)	(70)	(111)	(114)
Adjustment of deferred tax liability for foreign income tax rate change	(5)	—	(5)	—

Total	$189	$161	$426	$305

Note 8 -	The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Common shares – basic	90,711	89,149	90,553	88,936
Effect of dilutive securities (equivalent shares)
Convertible preferred stock	11,416	11,416	11,416	11,867
Nonvested common stock	857	562	814	526
Stock options	740	284	700	174

Common shares – diluted	103,724	101,411	103,483	101,503

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share are as follows:

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004

Basic
Continuing operations	$3.17	$3.03	$5.46	$6.05
Discontinued operations	—	.08	—	.08

Net income	$3.17	$3.11	$5.46	$6.13

Diluted
Continuing operations	$2.89	$2.77	$5.01	$5.54
Discontinued operations	—	.07	—	.07

Net income	$2.89	$2.84	$5.01	$5.61

Note 9 -	The Corporation records compensation expense for restricted common stock ratably over the vesting period, which is generally three to five years. The Corporation uses the intrinsic value method to account for employee stock options. Because the exercise prices of employee stock options equal or exceed the market price of the stock on the date of grant, the Corporation does not recognize compensation expense.

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

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Net income	$299	$288	$518	$569
Add stock-based employee compensation expense included in net income, net of taxes	5	4	9	5
Less total stock-based employee compensation expense, net of taxes (*)	(10)	(5)	(19)	(6)

Pro forma net income	$294	$287	$508	$568

Net income per share as reported
Basic	$3.17	$3.11	$5.46	$6.13

Diluted	$2.89	$2.84	$5.01	$5.61

Pro forma net income per share
Basic	$3.11	$3.10	$5.35	$6.12

Diluted	$2.84	$2.83	$4.91	$5.60

(*)	Includes restricted common stock and stock option expense determined using the fair value method.

In 2004, the Financial Accounting Standards Board reissued Statement No. 123, Share-Based Payment (FAS 123R). This new standard requires that compensation expense for all stock-based payments to employees, including grants of employee stock options, be recognized in the income statement based on fair values. The Corporation must adopt FAS 123R no later than January 1, 2006. The Corporation is evaluating the requirements of FAS 123R and believes that if it adopted the standard in the periods shown above, the impact would not have differed materially from the additional compensation expense disclosed in the above table.

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 -	Comprehensive income (loss) was as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Net income	$299	$288	$518	$569
Net change in cash flow hedges	(57)	(215)	(819)	(312)
Change in foreign currency translation adjustment	(11)	(7)	(24)	(14)

Comprehensive income (loss)	$231	$66	$(325)	$243

The Corporation reclassifies hedging gains and losses included in other comprehensive income (loss) to earnings at the time the hedged transactions are recognized. Hedging decreased exploration and production results by $231 million ($363 million before income taxes) in the second quarter of 2005 and $426 million ($671 million before income taxes) in the first half of 2005. Hedging decreased exploration and production results by $124 million ($198 million before income taxes) in the second quarter of 2004 and $197 million ($316 million before income taxes) in the first half of 2004.

At June 30, 2005, accumulated other comprehensive income (loss) included after-tax deferred losses of $1,702 million ($93 million of realized losses and $1,609 million of unrealized losses) related to crude oil contracts used as hedges of future exploration and production sales. Realized losses in accumulated other comprehensive income represent losses on closed contracts that are deferred until the underlying barrels are sold. After-tax realized losses will reduce 2005 income as follows: third quarter — $48 million and fourth quarter — $45 million. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

In its energy marketing business, the Corporation has entered into cash flow hedges to fix the purchase prices of natural gas, heating oil, residual fuel oil and electricity related to contracted future sales. At June 30, 2005, the net after-tax deferred gain in accumulated other comprehensive income from these hedge contracts was $14 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -	The Corporation’s results by operating segment were as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Operating revenues
Exploration and production (*)	$1,082	$843	$2,158	$1,777
Refining and marketing	3,965	3,028	7,930	6,651

Total	$5,047	$3,871	$10,088	$8,428

Net income
Exploration and production	$263	$182	$526	$389
Refining and marketing	98	160	161	272
Corporate, including interest	(62)	(61)	(169)	(99)

Income from continuing operations	299	281	518	562
Discontinued operations	—	7	—	7

Total	$299	$288	$518	$569

(*)	Includes transfers to affiliates of $84 million and $168 million during the three- and six-months ended June 30, 2005, and $68 million and $137 million for the corresponding periods of 2004.

Identifiable assets by operating segment were as follows (in millions):

	At	At
	June 30,	December 31,
	2005	2004
Identifiable assets
Exploration and production	$10,230	$10,407
Refining and marketing	5,027	4,850
Corporate	2,202	1,055

Total	$17,459	$16,312

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Overview
     The Corporation is a global integrated energy company that operates in two segments, exploration and production (E&P) and refining and marketing (R&M). The E&P segment explores for, produces and sells crude oil and natural gas. The R&M segment manufactures, purchases, trades and markets refined petroleum products and other energy products. Net income was $518 million for the first half of 2005, including $526 million from E&P activities and $161 million from R&M operations.
     Exploration and Production: Worldwide oil and gas production averaged 355,000 barrels of oil equivalent per day during the second quarter of 2005, an increase of 1% over the second quarter of 2004. Strong operating performance from existing assets and new production from the JDA, Clair Field, and Russia all contributed to these results. For 2005, our current production forecast is 350,000 to 360,000 barrels of oil equivalent per day, excluding any contribution from Libya. The Corporation continues to believe that re-entry into the Oasis concessions will happen; however, the timing of our return is difficult to predict.
     In March the Corporation announced the acquisition of a controlling interest in Samara-Nafta, a company operating in the Volga-Urals region of Russia. Since then, the Russian venture has acquired three additional licenses, increasing our investment to approximately $200 million. Production from Russia averaged 7,000 barrels per day in the second quarter.
     On July 19, the Corporation announced that an agreement was signed for the sale of gas from the Phu Horm Field, located onshore Thailand. Amerada Hess is the operator with a 35% interest. Gross production from the field is expected to average 80,000 to 100,000 mcf per day in 2007.
     Refining and Marketing: In the second quarter of 2005, the HOVENSA refinery operated at full capacity and benefited from a strong margin environment. While the retail marketing business posted higher same store gasoline volumes and convenience store sales compared with last year, income was negatively impacted by lower retail gasoline margins, resulting from the run up in wholesale prices during the quarter.
     The WilcoHess joint venture acquired 102 retail outlets in eastern North Carolina. The acquisition, which was financed by the joint venture, with no capital contribution by Amerada Hess, has solidified its competitive position in North Carolina, where it now has 233 sites, and has increased the total number of Hess branded retail outlets to 1,355.

PART I — FINANCIAL INFORMATION (CONT’D.)
Overview (Continued)
     In the second quarter, Hess LNG, a 50% joint venture, received approval from the Federal Energy Regulatory Commission (FERC) to proceed with the Weaver’s Cove LNG regasification terminal in Fall River, Massachusetts. While additional federal, state and local permits are required, the receipt of the FERC certificate is an important milestone.
     The Corporation’s current estimate of 2005 capital and exploratory expenditures is $2.4 to $2.6 billion. This level of spending is up from the previous estimate of $2.1 billion and is opportunity driven. The Corporation’s investment in Russia accounts for approximately $200 million of the increase, with the balance coming from additional opportunities in its portfolio.
Results of Operations
     Net income for the second quarter of 2005 amounted to $299 million compared with $288 million in the second quarter of 2004. Net income for the first half of 2005 was $518 million compared with $569 million in the first half of 2004. See the following page for a table of items affecting the comparability of earnings between periods. The after-tax results by major operating activity for the three- and six-month periods ended June 30, 2005 and 2004 were as follows (in millions, except per share data):

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Exploration and production	$263	$182	$526	$389
Refining and marketing	98	160	161	272
Corporate	(28)	(24)	(97)	(26)
Interest expense	(34)	(37)	(72)	(73)

Income from continuing operations	299	281	518	562
Discontinued operations	—	7	—	7

Net income	$299	$288	$518	$569

Income per share from continuing operations (diluted)	$2.89	$2.77	$5.01	$5.54

Net income per share (diluted)	$2.89	$2.84	$5.01	$5.61

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

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     The following items, on an after-tax basis, are included in net income for the three- and six-month periods ended June 30, 2005 and 2004 (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Exploration and production
Income tax adjustments	$11	$—	$11	$—
Gains from asset sales	—	15	11	34
Legal settlement	—	—	11	—
Corporate
Premiums on bond repurchases	(7)	—	(7)	—
Income tax adjustments	—	—	(41)	13

	$4	$15	$(15)	$47

     Earnings in the second quarter of 2005 include income tax benefits of $11 million, reflecting the effect on deferred income taxes of a reduction in the income tax rate in Denmark and a tax settlement in the United Kingdom. Second quarter 2005 results also include a charge of $7 million ($10 million before income taxes) for premiums on bond repurchases.
     The first half of 2005 includes a net gain of $11 million ($18 million before income taxes) on the disposition of a mature North Sea asset. In addition, a net gain of $11 million ($19 million before income taxes) was recorded on a legal settlement reflecting the favorable resolution of contingencies on a prior year asset sale. The Corporation also recorded an income tax charge of $41 million related to the repatriation of $1.3 billion of foreign earnings under the American Jobs Creation Act of 2004. Income in the first half of 2004 includes gains from asset sales of $34 million and an income tax benefit of $13 million resulting from the completion of a prior year United States income tax audit.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
Comparison of Results
Exploration and Production
     Following is a summarized income statement of the Corporation’s exploration and production operations for the three- and six-month periods ended June 30, 2005 and 2004 (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Sales and other operating revenues	$1,038	$832	$2,068	$1,700
Non-operating income (expense)	(1)	19	46	31

Total revenues	1,037	851	2,114	1,731

Costs and expenses
Production expenses, including related taxes	242	197	466	384
Exploration expenses, including dry holes and lease impairment	87	63	220	141
General, administrative and other expenses	35	46	66	82
Depreciation, depletion and amortization	247	226	488	439

Total costs and expenses	611	532	1,240	1,046

Results of operations from continuing operations before income taxes	426	319	874	685
Provision for income taxes	163	137	348	296

Results from continuing operations	263	182	526	389
Discontinued operations	—	7	—	7

Results of operations	$263	$189	$526	$396

     After considering the items affecting exploration and production results described above, the remaining changes in exploration and production earnings are primarily attributable to changes in selling prices, sales volumes and operating costs and exploration expenses, as discussed below.
     Selling prices: Higher average selling prices of crude oil and natural gas increased exploration and production revenues by $192 million in the second quarter and $355 million in the first half of 2005 compared with the corresponding periods of 2004. The Corporation’s average selling prices were as follows:

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Average selling prices (including hedging)

Crude oil (per barrel)
United States	$32.44	$25.27	$32.31	$25.38
Europe	33.22	25.39	32.30	26.31
Africa, Asia and other	31.10	27.47	31.00	27.23

Natural gas liquids (per barrel)
United States	$34.98	$26.33	$33.94	$26.06
Europe	35.49	27.33	33.69	24.05

Natural gas (per Mcf)
United States	$6.47	$5.23	$6.30	$5.22
Europe	4.60	3.47	5.03	3.89
Africa, Asia and other	3.95	3.85	3.95	3.78

Average selling prices (excluding hedging)

Crude oil (per barrel)
United States	$47.83	$35.54	$46.49	$34.55
Europe	50.10	35.39	48.60	33.76
Africa, Asia and other	47.78	35.04	46.22	33.12

Natural gas liquids (per barrel)
United States	$34.98	$26.33	$33.94	$26.06
Europe	35.49	27.33	33.69	24.05

Natural gas (per Mcf)
United States	$6.47	$5.76	$6.30	$5.45
Europe	4.60	3.47	5.03	3.89
Africa, Asia and other	3.95	3.85	3.95	3.78
     Crude oil hedges reduced exploration and production earnings by $231 million and $426 million in the second quarter and first half of 2005 ($363 million and $671 million before income taxes). Hedging decreased exploration and production results by $124 million ($198 million before income taxes) in the second quarter of 2004 and $197 million ($316 million before income taxes) in the first half of 2004.
     The Corporation has after-tax, deferred hedge losses of $1,702 million recorded in accumulated other comprehensive income (loss) at June 30, 2005 related to crude oil hedges. Of this amount, $1,609 million is unrealized and relates to open hedge positions and the remaining $93 million is realized and relates to closed hedge positions. The deferred realized loss will be recognized in earnings as the underlying barrels are sold. In addition to the gains or losses on open hedge positions, the deferred realized loss on closed hedge positions will reduce earnings during the remainder of 2005 as follows: third quarter — $48 million and fourth quarter — $45 million. See Market Risk Disclosure for a summary of the Corporation’s open hedge positions.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     Sales and production volumes: The Corporation’s oil and gas production, on a barrel of oil equivalent basis was 355,000 barrels per day in the second quarter of 2005 compared with 351,000 barrels per day in the same period of 2004. Production in the first half of 2005 was 356,000 barrels per day compared with 349,000 barrels per day in the first half of 2004. The Corporation anticipates that its average production for the full year of 2005 will be approximately 350,000 to 360,000 barrels per day. The Corporation’s net daily worldwide production was as follows (in thousands):

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Crude oil (barrels per day)
United States	47	41	48	40
Europe	117	127	118	127
Africa, Asia and other	75	66	73	64

Total	239	234	239	231

Natural gas liquids (barrels per day)
United States	14	12	13	12
Europe	5	5	6	6

Total	19	17	19	18

Natural gas (Mcf per day)
United States	148	160	156	171
Europe	289	358	312	346
Africa, Asia and other	138	83	121	85

Total	575	601	589	602

Barrels of oil equivalent (barrels per day)(*)	355	351	356	349

(*)	Reflects natural gas production converted based on relative energy content (six Mcf equals one barrel).
     Increased production in the second quarter of 2005 includes new crude oil production from the Corporation’s interest in a Russian joint venture. In addition, there was increased crude oil production from the Llano Field in the Gulf of Mexico and the Ceiba Field in Equatorial Guinea. New natural gas production began in the first half of 2005 from Block A-18 in the joint development area of Malaysia and Thailand. Crude oil production also commenced from the Clair Field in the United Kingdom and the Central Azeri Field in Azerbaijan in the first half of 2005. Crude oil and natural gas production in Europe was lower in the second quarter and first half of 2005 primarily reflecting natural decline and maintenance. Higher sales volumes resulted in increased revenues of approximately $20 million in the second quarter and first half of 2005, compared with the corresponding periods of 2004.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     Operating costs and exploration expenses: Production expenses were higher in the second quarter and first half of 2005 compared with 2004 reflecting increased production volumes and higher maintenance and production taxes. Exploration expenses increased in the second quarter and first half of 2005, principally reflecting increased drilling activity compared with 2004. Depreciation, depletion and amortization charges were also higher in 2005 due to increased production and higher depreciation rates. General and administrative expenses were lower in the second quarter and first half of 2005, due to the inclusion of costs for vacated office space in London in 2004.
     Other: After-tax foreign currency gains amounted to $8 million in the second quarter and $15 million in the first half of 2005 compared with gains of $11 million and $8 million in the corresponding periods of 2004. The pre-tax amounts were losses of $9 million and $5 million in the second quarter and first half of 2005 compared with a gain of $15 million in the second quarter and $2 million in the first half of 2004. Pre-tax amounts are recorded in non-operating income (expense).
     The effective income tax rate for exploration and production operations in the first half of 2005 was 41% compared with 46% in the first half of 2004.
     The Corporation’s future exploration and production earnings may be impacted by volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses and changes in tax rates.
Refining and Marketing
     Earnings from refining and marketing activities amounted to $98 million in the second quarter of 2005 compared with $160 million in the corresponding period of 2004. For the first half of 2005, refining and marketing operations earned $161 million compared with $272 million in 2004. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA) accounted for on the equity method. Additional refining and marketing activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
     Refining: Refining earnings, which consist of the Corporation’s share of HOVENSA’s results, Port Reading earnings, interest income on the note receivable from PDVSA and other miscellaneous items, were $77 million in the second quarter and $119 million in the first half of 2005 compared with $123 million in the second quarter and $198 million in the first half of 2004.
     The Corporation’s share of HOVENSA’s income before income taxes was $108 million ($66 million after income taxes) in the second quarter of 2005 compared with income of $97 million ($86 million after income taxes) in the second quarter of 2004. For the first half of 2005, the Corporation’s share of HOVENSA’s income was $158 million ($97 million after income taxes) compared with $148 million ($137 million after income taxes) in the first half of 2004. In 2005, the Corporation provided deferred income taxes at the Virgin Islands statutory rate of 38.5% on HOVENSA’s income and

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
the interest income on the PDVSA note. In the first half of 2004, income taxes on HOVENSA’s earnings were largely offset by available loss carryforwards. The fluid catalytic cracking unit at HOVENSA was shutdown for 30 days of planned maintenance in the first quarter of 2005.
     Pre-tax interest on the PDVSA note amounted to $6 million in the second quarter and $11 million in the first half of 2005 compared with $6 million and $13 million in the corresponding periods of 2004.
     Port Reading earnings were $7 million in the second quarter and $14 million in the first half of 2005 compared with $31 million and $45 million in the corresponding periods of 2004. Port Reading’s refined product margins were lower in 2005 than in 2004. In addition, the Port Reading facility was shutdown for 36 days of planned maintenance in the first quarter of 2005.
     The following table summarizes refinery utilization rates for the second quarter and first half of 2005 and 2004:

		Refinery utilization
	Refinery	Three months		Six months
	capacity	ended June 30		ended June 30
	(thousands of	2005	2004	2005		2004
	barrels per day)
HOVENSA
Crude	500	100.1%	97.7%	95.0%		98.3%
Fluid catalytic cracker	150	93.3%	95.5%	75.3	%(*)	95.9%
Coker	58	100.9%	100.2%	96.9%		100.0%
Port Reading	65	89.2%	89.2%	72.8	%(*)	90.2%

(*) Reflects reduced utilization from scheduled maintenance.
     Marketing: Marketing earnings, which consist principally of retail gasoline and energy marketing activities, were $14 million in the second quarter and $27 million in the first half of 2005 compared with $19 million and $42 million in the same periods of 2004. Retail gasoline operations were slightly profitable in the second quarter of 2005, but generated a loss in the first half of 2005, reflecting weak margins. Retail operations were profitable in the corresponding periods of 2004. Marketing expenses were higher in the first half of 2005 compared with 2004 primarily reflecting additional retail sites. Earnings from energy marketing activities were higher in the second quarter and first half of 2005 compared with the corresponding periods of 2004, reflecting improved margins. Total refined product sales volumes were 448,000 barrels per day in the first half of 2005 and 444,000 barrels per day in the first half of 2004.
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to income of $7 million ($12 million before income taxes) in the second quarter and $15 million

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
($28 million before income taxes) in the first half of 2005. Trading activities resulted in income of $18 million ($32 million before income taxes) in the second quarter and $32 million ($56 million before income taxes) in the first half of 2004.
     Refining and marketing earnings will likely continue to be volatile reflecting competitive industry conditions and supply and demand factors, including the effects of weather.
Corporate
     After-tax corporate expenses amounted to $28 million in the second quarter and $97 million in the first half of 2005 compared with $24 million and $26 million in same periods of 2004. Results for the second quarter of 2005 include net expenses of $7 million ($10 million before income taxes) for premiums on bond repurchases. The first half of 2005 includes an income tax provision of $41 million for the repatriation of foreign earnings to the United States under the American Jobs Creation Act of 2004. The results for the first half of 2004 include a non-cash income tax benefit of $13 million resulting from the completion of a prior year United States income tax audit. Excluding these items, the increase in Corporate expenses is primarily due to severance and other benefit costs.
Interest
     Interest expense in the second quarter and first half of 2005 and 2004 was as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Total interest incurred	$76	$73	$151	$146
Less capitalized interest	22	13	36	29

Interest expense before income taxes	54	60	115	117
Less income taxes	20	23	43	44

After-tax interest expense	$34	$37	$72	$73

     After-tax interest expense for the full year of 2005 is anticipated to be lower than the 2004 amount, primarily due to increased capitalized interest.
Sales and Other Operating Revenues
     Sales and other operating revenues increased by 31% in the second quarter and 20% in the first half of 2005 compared with the corresponding periods of 2004. This increase principally reflects increased selling prices of crude oil, natural gas and refined products. The increase in cost of goods sold also reflects the increased costs of refined products purchased.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
Discontinued Operations
     Income from discontinued operations of $7 million in the second quarter of 2004 reflects the settlement of a previously accrued contingency relating to a foreign exploration and production operation that was disposed of in 2003.
Liquidity and Capital Resources
     Overview: Cash and cash equivalents at June 30, 2005 totaled $916 million, an increase of $39 million from year-end. At June 30, 2005, the Corporation’s debt to capitalization ratio was 41.8% compared to 40.7% at December 31, 2004. Total debt was $3,786 million at June 30, 2005 and $3,835 million at December 31, 2004.
     Cash Flows from Operating Activities: Net cash provided by operating activities including changes in operating assets and liabilities totaled $1,067 million in the first half of 2005 compared with $832 million in the same period of 2004. In the first half of 2005, the Corporation received a cash distribution of $112 million from HOVENSA.
     Cash Flows from Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Six months ended
	June 30
	2005	2004
Exploration and production
Exploration	$118	$57
Production and development	727	611
Asset acquisitions, including undeveloped lease costs	66	41

	911	709
Refining and marketing	48	27

Total	$959	$736

     Cash Flows from Financing Activities: The Corporation reduced debt by $49 million during the first half of 2005. Debt reduction in the first half of 2004 was $52 million. Dividends paid were approximately $107 million in the first half of 2005 and $106 million in the first half of 2004. During both the first half of 2005 and 2004, the Corporation received proceeds from the exercise of stock options of $52 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
     Future Capital Requirements and Resources: Capital and exploratory expenditures for 2005 are currently estimated to be approximately $2.4 to 2.6 billion. The Corporation anticipates that available cash and cash flow from operations will fund these expenditures; however, revolving credit facilities are available, if necessary.
     With higher crude oil prices, the Corporation’s collateral requirements under certain contracts with hedging and trading counterparties have increased. Outstanding letters of credit were $2,892 million at June 30, 2005, including $336 million drawn against the Corporation’s revolving credit facility, $1,425 million under committed short-term letter of credit facilities entered into in the first half of 2005, and the remainder under uncommitted lines. Outstanding letters of credit were $1,487 million at December 31, 2004. At June 30, 2005, the Corporation has $2,060 million available under its $2.5 billion syndicated revolving credit agreement and has additional unused lines of credit of $95 million, primarily for letters of credit, under uncommitted arrangements with banks. The Corporation also has a shelf registration under which it may issue $825 million of additional debt securities, warrants, common stock or preferred stock.
     Loan agreement covenants allow the Corporation to borrow an additional $5 billion for the construction or acquisition of assets at June 30, 2005. The maximum amount of dividends that can be paid from borrowings under the loan agreements is $1.9 billion at June 30, 2005.
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
     Repatriation Provisions of the American Jobs Creation Act of 2004: The American Jobs Creation Act (the Act) provides for a one-time reduction in the income tax rate to 5.25% on eligible dividends from foreign subsidiaries to a U.S. parent. In March 2005, the Corporation’s Board of Directors approved a plan to repatriate $1.3 billion of unremitted foreign earnings. As a result, the Corporation recorded a tax provision of $41 million in the first quarter of 2005. In August 2005, the Corporation’s Board of Directors approved an additional repatriation plan in the amount of $600 million, which will result in an income tax provision of $32 million in the third quarter.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
     Credit Ratings: Two credit rating agencies have rated the Corporation’s debt as investment grade; one agency’s rating is below investment grade. If another rating agency were to reduce its credit rating below investment grade, the Corporation would have to comply with a more stringent financial covenant contained in its revolving credit facility. In addition, margin requirements with hedging and trading counterparties at June 30, 2005 would increase by an immaterial amount.
     Other: In connection with the sale of six vessels in 2002, the Corporation agreed to support the buyer’s charter rate on these vessels for up to five years. The support agreement requires that if the actual contracted rate for the charter of a vessel is less than the stipulated support rate in the agreement, the Corporation will pay to the buyer the difference between the contracted rate and the stipulated rate. The balance in the charter support reserve at January 1 and June 30, 2005 was approximately $10 million.
     At January 1, 2005, the Corporation had an accrual of $39 million for vacated office costs in London. During the first six months of 2005, $2 million of payments were made reducing the accrual to $37 million at June 30, 2005. Additional accruals totaling $21 million, before income taxes, are anticipated in the first half of 2006 for office space to be vacated.
     Off-Balance Sheet Arrangements: The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $474 million at June 30, 2005. The Corporation’s June 30, 2005 debt to capitalization ratio would increase from 41.8% to 44.7% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At June 30, 2005, the guarantee amounted to $162 million. This amount fluctuates based on the volume of crude oil purchased and related crude oil prices. In addition, the Corporation has agreed to provide funding up to a maximum of $40 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)
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
     Quantitative Measures: The Corporation uses value-at-risk to monitor and control commodity risk within its trading activities. The value-at-risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. The potential change in fair value based on commodity price risk is presented in the non-trading and trading sections below.
     Non-Trading: The Corporation’s exploration and production segment uses futures and swaps to fix the selling prices of a portion of its future production and the related gains or losses are an integral part of its selling prices. As of June 30, the Corporation has not hedged any of its future natural gas production. Following is a summary of the crude oil hedges as of June 30, 2005:

	West Texas Intermediate		Brent
	Average	Thousands	Average	Thousands
	Selling	of Barrels	Selling	of Barrels
Maturities	Price	per Day	Price	per Day
2005
Third quarter	$32.65	28	$30.82	118
Fourth quarter	32.16	28	30.37	118
2006	—	—	28.10	30
2007	—	—	25.85	24
2008	—	—	25.56	24
2009	—	—	25.54	24
2010	—	—	25.78	24
2011	—	—	26.37	24
2012	—	—	26.90	24
     Because the selling price of crude oil has increased significantly since the hedges were acquired, accumulated other comprehensive income (loss) at June 30, 2005 includes after-tax deferred losses of $1,702 million related to crude oil contracts used as hedges of exploration and production sales. As market conditions change, the Corporation may adjust its hedge percentages.
     The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures and swaps to fix the purchase prices of commodities to be sold under fixed-price sales contracts.
     The Corporation estimates that at June 30, 2005, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $127 million ($108 million at December 31, 2004). The results may vary from time to time as hedge levels change.

PART I — FINANCIAL INFORMATION (CONT’D.)
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
     The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2005	2004
Fair value of contracts outstanding at January 1	$184	$67
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at June 30	16	68
Contracts realized or otherwise settled during the period	71	(6)
Fair value of contracts entered into during the period and still outstanding	96	(1)

Fair value of contracts outstanding at June 30	$367	$128

     Gains or losses from sales of physical products are recorded at the time of sale. Derivative trading transactions are marked-to-market and are reflected in income currently. Total realized gains for the first half of 2005 amounted to $55 million ($104 million of realized gains for the first half of 2004).
     The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at June 30, 2005 (in millions):

		Instruments Maturing
						2009
						and
Source of Fair Value	Total	2005	2006	2007	2008	beyond
Prices actively quoted	$238	$127	$43	$65	$(18)	$21
Other external sources	143	41	43	29	6	24
Internal estimates	(14)	(1)	(13)	—	—	—

Total	$367	$167	$73	$94	$(12)	$45

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)
     The Corporation estimates that at June 30, 2005, the value-at-risk for trading activities, including commodities, was $8 million ($17 million at December 31, 2004). The results may change from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at June 30, 2005 (in millions):

Investment grade determined by outside sources	$303
Investment grade determined internally (*)	115
Less than investment grade	54

Fair value of net receivables outstanding at end of period	$472

(*)	Based on information provided by counterparties and other available sources.
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
Item 4. Controls and Procedures
     Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d — 14(c)) as of June 30, 2005, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2005.
     There were no significant changes in the Corporation’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls during the quarter ended June 30, 2005.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

As disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2004 (the Form 10-K), purported class actions consolidated under a complaint captioned: In re Amerada Hess Securities Litigation were pending in United States District Court for the District of New Jersey against Registrant and certain executive officers and former executive officers of the Registrant alleging that these individuals sold shares of the Registrant’s common stock in advance of the Registrant’s acquisition of Triton Energy Limited (“Triton”) in 2001 in violation of federal securities laws. In April 2003, the Registrant and the other defendants filed a motion to dismiss for failure to state a claim and failure to plead fraud with particularity. On March 31, 2004, the court granted the defendant’s motion to dismiss the complaint. The plaintiffs were granted leave to file an amended complaint. Plaintiffs filed an amended complaint in June 2004. Defendants moved to dismiss the amended complaint. In June 2005, this motion was denied. Defendants believe this action is without merit and will continue to defend this action vigorously.

As reported in Registrant’s Form 10-K, the Registrant, along with other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of substantially identical lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produce gasoline containing MTBE, including Registrant. These cases have been consolidated in the United States District Court for the Southern District of New York. The principal allegation is that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damages to groundwater resources and are required to take remedial action to ameliorate the alleged effect on the environment of releases of MTBE. In some cases, punitive damages are also sought. Additional property damage of personal injury lawsuits and claims related to the use of MTBE are expected. Prior class action product liability based litigation involving MTBE in gasoline has been resolved without a material effect on the Registrant. While the damages claimed in these actions are substantial, these actions are in their preliminary phases of discovery and only limited information is available to evaluate the factual merits of those claims. In April 2005, the District Court denied the primary legal aspects of defendants’ motion to dismiss these actions. Registrant believes that significant legal uncertainty remains regarding the validity of causes of action asserted by plaintiffs. Accordingly, there is insufficient information on which to evaluate the Registrant’s exposure in these cases.

The Securities and Exchange Commission (“SEC”) has notified the Registrant that on July 21, 2005, it commenced a private investigation into payments made to the government of Equatorial Guinea or to officials and persons affiliated with officials of the government of Equatorial Guinea. The staff of the SEC has requested documents and information from the Registrant and other oil and gas companies that have operations or interests in Equatorial Guinea. The staff of the SEC had previously been conducting an informal inquiry into such matters. The Registrant has been cooperating and continues to cooperate with the SEC investigation.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Registrant was held on May 4, 2005. The Inspectors of Election reported that 84,620,933 shares of common stock of the Registrant were represented in person or by proxy at the meeting, constituting 92% of the votes entitled to be cast. At the meeting, stockholders voted on:
•	The election of four nominees for the Board of Directors for the three-year term expiring in 2008.

•	The ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ended December 31, 2005.
With respect to the election of directors, the inspectors of election reported as follows:

	For	Withholding Authority to Vote
Name	Nominee Listed	For Nominee Listed
Edith E. Holiday	80,099,390	4,521,543
John J. O’Connor	80,988,536	3,632,397
F. Borden Walker	81,023,268	3,597,665
Robert N. Wilson	82,461,212	2,159,721

The inspectors reported that 81,626,469 votes were cast for the ratification of the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005, 2,333,534 votes were cast against said ratification and holders of 660,930 votes abstained.

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
b.	Reports on Form 8-K
During the quarter ended June 30, 2005, Registrant filed one report on Form 8-K:
(i)	Filing dated April 27, 2005 reporting under Items 2.02 and 9.01 a news release dated April 27, 2005 reporting results for the first quarter of 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERADA HESS CORPORATION (REGISTRANT)
By:	/s/ John B. Hess
JOHN B. HESS
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

By:	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Date: August 5, 2005