Form 10-Q
period 2005-09-30
AMERADA HESS CORP
filed 2005-11-07
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At September 30, 2005, 93,034,819 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months		Nine Months
	ended September 30		ended September 30
	2005	2004	2005	2004
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$5,769	$3,830	$15,688	$12,120
Non-operating income
Equity in income of HOVENSA L.L.C.	151	75	309	223
Gain on asset sales	—	—	18	23
Other	36	25	93	63

Total revenues and non-operating income	5,956	3,930	16,108	12,429

COSTS AND EXPENSES
Cost of products sold	4,424	2,742	11,674	8,650
Production expenses	256	202	722	586
Marketing expenses	202	186	604	537
Exploration expenses, including dry holes and lease impairment	91	64	310	204
Other operating expenses	31	52	100	147
General and administrative expenses	83	81	254	253
Interest expense	54	62	169	179
Depreciation, depletion and amortization	251	230	767	695

Total costs and expenses	5,392	3,619	14,600	11,251

Income from continuing operations before income taxes	564	311	1,508	1,178
Provision for income taxes	292	133	718	437

Income from continuing operations	272	178	790	741

Discontinued operations	—	—	—	7

NET INCOME	$272	$178	$790	$748

Preferred stock dividends	12	12	36	36

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$260	$166	$754	$712

BASIC EARNINGS PER SHARE
Continuing operations	$2.85	$1.85	$8.31	$7.89
Net income	2.85	1.85	8.31	7.98

DILUTED EARNINGS PER SHARE
Continuing operations	$2.60	$1.74	$7.61	$7.27
Net income	2.60	1.74	7.61	7.34

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (DILUTED)	104.4	102.4	103.8	101.8

COMMON STOCK DIVIDENDS PER SHARE	$.30	$.30	$.90	$.90
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

	September 30,
	2005	December 31,
	(Unaudited)	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$759	$877
Accounts receivable	3,082	2,367
Inventories	918	596
Other current assets	704	495

Total current assets	5,463	4,335

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	1,150	1,116
Other	153	138

Total investments and advances	1,303	1,254

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	18,890	17,632
Less reserves for depreciation, depletion, amortization and lease impairment	9,747	9,127

Property, plant and equipment — net	9,143	8,505

NOTE RECEIVABLE	152	212

GOODWILL	977	977

DEFERRED INCOME TAXES	1,568	834

OTHER ASSETS	249	195

TOTAL ASSETS	$18,855	$16,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,760	$3,280
Accrued liabilities	849	920
Taxes payable	483	447
Current maturities of long-term debt	78	50

Total current liabilities	7,170	4,697

LONG-TERM DEBT	3,709	3,785

DEFERRED LIABILITIES AND CREDITS
Deferred income taxes	1,338	1,184
Asset retirement obligations	564	511
Other	550	538

Total deferred liabilities and credits	2,452	2,233

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
7% cumulative mandatory convertible series Authorized - 13,500 shares Issued - 13,500 shares ($675 million liquidation preference)	14	14
3% cumulative convertible series Authorized - 330 shares Issued - 324 shares at September 30, 2005 ($16 million liquidation preference)	—	—
Common stock, par value $1.00 Authorized - 200,000 shares Issued - 93,035 shares at September 30, 2005; 91,715 shares at December 31, 2004	93	92
Capital in excess of par value	1,830	1,727
Retained earnings	5,502	4,831
Accumulated other comprehensive income (loss)	(1,861)	(1,024)
Deferred compensation	(54)	(43)

Total stockholders’ equity	5,524	5,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,855	$16,312

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
AMERADA HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Nine Months ended September 30
(in millions)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$790	$748
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	767	695
Exploratory dry hole costs	161	65
Lease impairment	57	59
Pre-tax gain on asset sales	(18)	(23)
Benefit for deferred income taxes	(127)	(130)
Undistributed earnings of HOVENSA L.L.C.	(34)	(135)
Non-cash effect of discontinued operations	—	(7)
Changes in operating assets and liabilities	(45)	377

Net cash provided by operating activities	1,551	1,649

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,616)	(1,092)
Payment received on notes receivable	60	90
Increase in short-term investments	—	(119)
Proceeds from asset sales and other	21	57

Net cash used in investing activities	(1,535)	(1,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	104	25
Repayments	(152)	(131)
Cash dividends paid	(147)	(145)
Stock options exercised	61	85

Net cash used in financing activities	(134)	(166)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(118)	419

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	877	518

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$759	$937

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at September 30, 2005 and December 31, 2004, the consolidated results of operations for the three- and nine-month periods ended September 30, 2005 and 2004 and the consolidated cash flows for the nine-month periods ended September 30, 2005 and 2004. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2004.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, which clarifies the term “conditional asset retirement obligation”, as used in FASB Statement 143. FIN 47 requires recognition of a liability for legally required asset retirement obligations, when the timing or method of settlement is conditional on a future event, if the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Corporation is assessing the effect of FIN 47, but does not expect it to have a material effect on its financial position or results of operations.

In September 2005, the Emerging Issues Task Force reached a consensus on EITF Issue No. 04-13 (EITF 04-13), Accounting for Purchases and Sales of Inventory With the Same Counterparty. EITF 04-13 prescribes the income statement presentation of inventory purchase and sale transactions with the same counterparty that are entered into in contemplation of one another. EITF 04-13 is effective for interim reporting periods beginning after March 15, 2006. The Corporation is assessing the effect of EITF 04-13, but does not expect it to have a material effect on its results of operations or classification of revenues or expenses.

Note 2 -	Inventories consist of the following (in millions):

	At	At
	September 30,	December 31,
	2005	2004
Crude oil and other charge stocks	$255	$174
Refined and other finished products	1,271	700
Less LIFO adjustment	(819)	(446)

	707	428
Merchandise, materials and supplies	211	168

Total inventories	$918	$596

During the first quarter of 2005, the Corporation permanently reduced LIFO inventories, which were carried at a lower cost than the inventory cost at the time of the decrement. The effect of the LIFO inventory liquidation, before income taxes, was to decrease cost of products sold by approximately $11 million.

PART I - FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized financial information for HOVENSA follows (in millions):

	At	At
	September 30,	December 31,
	2005	2004
Summarized balance sheet
Cash and short-term investments	$578	$557
Other current assets	806	636
Net fixed assets	1,903	1,843
Other assets	35	36
Current liabilities	(720)	(606)
Long-term debt	(252)	(252)
Deferred liabilities and credits	(112)	(48)

Partners’ equity	$2,238	$2,166

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Summarized income statement

Total revenues	$2,806	$2,154	$7,622	$5,729
Costs and expenses	(2,502)	(2,003)	(7,000)	(5,279)

Net income	$304	$151	$622	$450

Amerada Hess
Corporation’s share, before income taxes	$151	$75	$309	$223

During the first nine months of 2005, the Corporation received cash distributions of $275 million from HOVENSA. Cash distributed to the Corporation by HOVENSA in the first nine months of 2004 was $88 million.

Note 4 -	FASB Staff Position No. FAS 19-1, Accounting for Suspended Well Costs, was issued in April 2005 and is effective in the third quarter. This FASB Staff Position (FSP) addresses circumstances that permit the continued capitalization of exploratory well costs beyond one year. The FSP did not have a material effect on the Corporation’s financial position or results of operations.

The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at September 30, 2005 and December 31, 2004 and the changes therein (dollars in millions):

PART I - FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended	Year ended
	September 30, 2005	December 31, 2004
Balance at January 1	$220	$225
Additions to capitalized exploratory well costs pending the determination of proved reserves	29	150
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(14)	(149)
Capitalized exploratory well costs charged to expense	(58)	(6)

Balance at end of period	$177	$220

Number of wells at end of period	14	15

The preceding table excludes exploratory dry hole costs of $103 million in the first nine months of 2005 and $75 million in the year 2004 relating to wells that were drilled and expensed within the same period. Capitalized well costs of $58 million were expensed in the first nine months of 2005, principally relating to deepwater Gulf of Mexico wells in the process of drilling at December 31, 2004. The period end capitalized costs reflected above relate to wells in process of drilling and capitalized successful wells primarily in the Gulf of Mexico. At September 30, 2005, $116 million of capitalized costs are associated with wells that are one to three years old. These wells related to three projects which are progressing towards development.

Note 5 -	During the three- and nine-month periods ended September 30, 2005, the Corporation capitalized interest of $22 million and $57 million on development projects ($12 million and $41 million during the corresponding periods of 2004).

Note 6 -	Pre-tax foreign currency gains (losses) from continuing operations amounted to the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Foreign currency gains (losses)	$5	$9	$(1)	$6

PART I - FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -	Components of pension expense consisted of the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Service cost	$9	$7	$23	$19
Interest cost	15	14	43	39
Expected return on plan assets	(16)	(18)	(43)	(40)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	6	4	18	13
Settlement cost	—	5	—	5

Pension expense	$15	$13	$43	$38

In 2005, the Corporation expects to contribute $46 million to its funded pension plans and $12 million to the trust established for its unfunded pension plan. During the first nine months of 2005, the Corporation contributed $25 million to its funded pension plans and $12 million to the trust for its unfunded pension plan.

Note 8 -	The provision for income taxes from continuing operations consisted of the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Current	$302	$149	$845	$567
Deferred	(10)	(16)	(122)	(130)
Adjustment of deferred tax liability for foreign income tax rate change	—	—	(5)	—

Total	$292	$133	$718	$437

The third quarter and first nine months of 2005 include income tax provisions of $31 million and $72 million, respectively, related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

PART I - FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -	The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Common shares – basic	91,192	89,813	90,750	89,220
Effect of dilutive securities (equivalent shares)
Convertible preferred stock	11,416	11,416	11,416	11,731
Nonvested common stock	950	650	861	569
Stock options	853	522	762	291

Common shares – diluted	104,411	102,401	103,789	101,811

Earnings per share are as follows:

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Basic
Continuing operations	$2.85	$1.85	$8.31	$7.89
Discontinued operations	—	—	—	.09

Net income	$2.85	$1.85	$8.31	$7.98

Diluted
Continuing operations	$2.60	$1.74	$7.61	$7.27
Discontinued operations	—	—	—	.07

Net income	$2.60	$1.74	$7.61	$7.34

Note 10 -	The Corporation records compensation expense for restricted common stock ratably over the vesting period, which is generally three to five years. The Corporation uses the intrinsic value method to account for employee stock options. Because the exercise prices of employee stock options equal or exceed the market price of the stock on the date of grant, the Corporation does not recognize compensation expense.

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

PART I - FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Net income	$272	$178	$790	$748
Add stock-based employee compensation expense included in net income, net of taxes	5	3	13	8
Less total stock-based employee compensation expense, net of taxes (*)	(9)	(6)	(27)	(12)

Pro forma net income	$268	$175	$776	$744

Net income per share as reported
Basic	$2.85	$1.85	$8.31	$7.98

Diluted	$2.60	$1.74	$7.61	$7.34

Pro forma net income per share
Basic	$2.80	$1.82	$8.15	$7.93

Diluted	$2.56	$1.71	$7.47	$7.31

(*)	Includes restricted common stock and stock option expense determined using the fair value method.

In 2004, the Financial Accounting Standards Board issued Statement No. 123R, Share-Based Payment (FAS 123R). This standard requires that compensation expense for all stock-based payments to employees, including grants of employee stock options, be recognized in the income statement based on fair values. The Corporation must adopt FAS 123R no later than January 1, 2006. The Corporation is evaluating the requirements of FAS 123R and believes that if it adopted the standard in the periods shown above, the impact would not have differed materially from the additional compensation expense disclosed in the above table.

PART I - FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -	Comprehensive income (loss) was as follows (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Net income	$272	$178	$790	$748
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	282	166	699	326
Net change in fair value of cash flow hedges	(276)	(675)	(1,513)	(1,147)
Change in foreign currency translation adjustment	(1)	24	(24)	10

Comprehensive income (loss)	$277	$(307)	$(48)	$(63)

At September 30, 2005, accumulated other comprehensive income (loss) included after-tax deferred losses of $1,713 million ($45 million of realized losses and $1,668 million of unrealized losses) related to crude oil contracts used as hedges of future exploration and production sales. Realized losses in accumulated other comprehensive income represent losses on closed contracts that are deferred until the underlying barrels are sold. After-tax realized losses will reduce fourth quarter 2005 income by $45 million. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

In its energy marketing business, the Corporation has entered into cash flow hedges to fix the purchase prices of natural gas, heating oil, residual fuel oil and electricity related to contracted future sales. At September 30, 2005, the net after-tax deferred gain in accumulated other comprehensive income from these hedge contracts was $31 million.

PART I - FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -	The Corporation’s results by operating segment were as follows (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Operating revenues
Exploration and production (*)	$1,077	$836	$3,236	$2,612
Refining and marketing	4,774	3,071	12,703	9,723

Total	$5,851	$3,907	$15,939	$12,335

Net income
Exploration and production	$235	$155	$760	$544
Refining and marketing	125	85	286	358
Corporate, including interest	(88)	(62)	(256)	(161)

Income from continuing operations	272	178	790	741
Discontinued operations	—	—	—	7

Total	$272	$178	$790	$748

(*)	Includes transfers to affiliates of $82 million and $251 million during the three- and nine-months ended September 30, 2005, and $77 million and $215 million for the corresponding periods of 2004.

Identifiable assets by operating segment were as follows (in millions):

	At	At
	September 30,	December 31,
	2005	2004
Identifiable assets
Exploration and production	$10,594	$10,407
Refining and marketing	6,058	4,850
Corporate	2,203	1,055

Total	$18,855	$16,312

PART I- FINANCIAL INFORMATION (CONT’D.)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Overview
     The Corporation is a global integrated energy company that operates in two segments, exploration and production (E&P) and refining and marketing (R&M). The E&P segment explores for, produces and sells crude oil and natural gas. The R&M segment manufactures, purchases, trades and markets refined petroleum products and other energy products. Net income was $790 million for the first nine months of 2005, including $760 million from E&P activities and $286 million from R&M operations.
     Exploration and Production: Worldwide oil and gas production averaged 312,000 barrels of oil equivalent per day during the third quarter of 2005, a decrease of 3% from the third quarter of 2004. Hurricane-related downtime in the Gulf of Mexico and temporary interruptions at several non-operated fields in the North Sea resulted in this decline. It is anticipated that 85% of Gulf of Mexico production impacted by hurricane activity will be restored in November and over 90% will be restored in December. As a result of the hurricanes and temporary interruptions at production facilities, fourth quarter production is estimated to be in the range of 320,000 to 330,000 barrels of oil equivalent per day.
     The Corporation recently announced an agreement with another oil company to acquire its 55% working interest in the deepwater section of the West Mediterranean Block 1 Concession in Egypt for $413 million. In a separate transaction, the same company will acquire the Corporation’s interests in eight fields located in the Permian Basin in West Texas and New Mexico for $404 million. The West Mediterranean transaction is subject to Egyptian Government and other regulatory approvals and the Permian Basin transaction is subject to the exercise of preferential rights. Completion of these transactions is expected in the first quarter of 2006.
     In early 2005, the Corporation announced the acquisition of a controlling interest in Samara-Nafta, a company operating in the Volga-Urals region of Russia. Through the end of October 2005, Samara-Nafta has acquired five additional licenses, increasing our total investment to approximately $230 million. Production from our Russian subsidiary averaged 8,000 barrels per day in the third quarter.
     Refining and Marketing: The HOVENSA refinery benefited from a strong margin environment, but operated at somewhat reduced throughput as a result of a scheduled turnaround of a crude unit. Marketing results were negatively impacted by lower margins, reflecting the higher cost of post-hurricane product supply.

PART I- FINANCIAL INFORMATION (CONT’D.)
Results of Operations
     Net income for the third quarter of 2005 amounted to $272 million compared with $178 million in the third quarter of 2004. Net income for the first nine months of 2005 was $790 million compared with $748 million in the first nine months of 2004. See the table below for a summary of items affecting the comparability of earnings between periods. The after-tax results by major operating activity for the three- and nine-month periods ended September 30, 2005 and 2004 were as follows (in millions, except per share data):

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Exploration and production	$235	$155	$760	$544
Refining and marketing	125	85	286	358
Corporate	(54)	(23)	(151)	(49)
Interest expense	(34)	(39)	(105)	(112)

Income from continuing operations	272	178	790	741
Discontinued operations	—	—	—	7

Net income	$272	$178	$790	$748

Income per share from continuing operations (diluted)	$2.60	$1.74	$7.61	$7.27

Net income per share (diluted)	$2.60	$1.74	$7.61	$7.34

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
     The following items, on an after-tax basis, are included in net income for the three- and nine-month periods ended September 30, 2005 and 2004 (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Exploration and production
Hurricane related costs	$(14)	$—	$(14)	$—
Income tax adjustments	—	—	11	—
Gains from asset sales	—	—	11	34
Legal settlement	—	—	11	—
Corporate
Premiums on bond repurchases	—	—	(7)	—
Income tax adjustments	(31)	—	(72)	13

	$(45)	$—	$(60)	$47

PART I- FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     Earnings in the third quarter of 2005 include a charge of $14 million ($22 million before income taxes) resulting from incremental hurricane related expenses. Substantially all of the pre-tax costs were recorded in production expenses. The Corporate tax charges of $31 million in the third quarter and $72 million in the first nine months of 2005 represent income tax provisions relating to the repatriation of foreign earnings under the American Jobs Creation Act of 2004.
     Earnings in the first nine months of 2005 include income tax benefits of $11 million, reflecting the effect on deferred income taxes of a reduction in the income tax rate in Denmark and a tax settlement in the United Kingdom. Year-to-date results also include a net gain of $11 million ($18 million before income taxes) on the disposition of a mature North Sea asset. In addition, a net gain of $11 million ($19 million before income taxes) was recorded on a legal settlement reflecting the favorable resolution of contingencies on a prior year asset sale. Results for the first nine months of 2005 also include a charge of $7 million ($10 million before income taxes) for premiums on bond repurchases.
Comparison of Results
Exploration and Production
     Following is a summarized income statement of the Corporation’s exploration and production operations for the three- and nine-month periods ended September 30, 2005 and 2004 (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Sales and other operating revenues	$1,042	$787	$3,110	$2,487
Non-operating income	16	11	63	42

Total revenues	1,058	798	3,173	2,529

Costs and expenses
Production expenses, including related taxes	256	202	722	586
Exploration expenses, including dry holes and lease impairment	91	64	310	204
General, administrative and other expenses	32	30	100	113
Depreciation, depletion and amortization	236	217	724	656

Total costs and expenses	615	513	1,856	1,559

Results of operations from continuing operations before income taxes	443	285	1,317	970
Provision for income taxes	208	130	557	426

Results from continuing operations	235	155	760	544
Discontinued operations	—	—	—	7

Results of operations	$235	$155	$760	$551

PART I- FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     After considering the items affecting exploration and production results described above, the remaining changes in exploration and production earnings are primarily attributable to changes in selling prices, sales volumes and operating costs and exploration expenses, as discussed below.
     Selling prices: Higher average selling prices of crude oil and natural gas increased exploration and production revenues by $253 million in the third quarter and $605 million in the first nine months of 2005 compared with the corresponding periods of 2004. The Corporation’s average selling prices were as follows:

	Three months		Nine months
	ended September 30		ended September 30
Average selling prices (including hedging)	2005	2004	2005	2004
Crude oil (per barrel)
United States	$34.86	$28.26	$33.10	$26.41
Europe	34.59	26.07	33.00	26.24
Africa, Asia and other	37.75	26.69	33.35	26.91

Natural gas liquids (per barrel)
United States	$40.90	$31.73	$35.98	$28.03
Europe	36.77	24.17	34.40	24.08

Natural gas (per Mcf)
United States	$8.53	$4.40	$6.94	$4.95
Europe	4.12	3.58	4.79	3.80
Africa, Asia and other	4.12	3.86	4.01	3.81

Average selling prices (excluding hedging)

Crude oil (per barrel)
United States	$58.32	$40.53	$50.16	$36.68
Europe	59.47	42.09	51.93	36.01
Africa, Asia and other	59.56	39.50	50.87	35.56

Natural gas liquids (per barrel)
United States	$40.90	$31.73	$35.98	$28.03
Europe	36.77	24.17	34.40	24.08

Natural gas (per Mcf)
United States	$8.53	$5.13	$6.94	$5.35
Europe	4.12	3.58	4.79	3.80
Africa, Asia and other	4.12	3.86	4.01	3.81
     Crude oil hedges reduced exploration and production earnings by $294 million and $720 million in the third quarter and first nine months of 2005 ($479 million and $1,150 million before income taxes). Hedging decreased exploration and production results by $184 million ($294 million before income taxes) in the third quarter of 2004 and $383 million ($613 million before income taxes) in the first nine months of 2004.

PART I- FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     The Corporation has after-tax, deferred hedge losses of $1,713 million recorded in accumulated other comprehensive income (loss) at September 30, 2005 related to crude oil hedges. Of this amount, $1,668 million is unrealized and relates to open hedge positions and the remaining $45 million is realized. The realized loss of $45 million will reduce earnings during the fourth quarter of 2005 as the related barrels are sold. See Market Risk Disclosure for a summary of the Corporation’s open hedge positions.
     Sales and production volumes: The Corporation’s oil and gas production, on a barrel of oil equivalent basis was 312,000 barrels per day in the third quarter of 2005 compared with 323,000 barrels per day in the same period of 2004. Production in the first nine months of 2005 was 341,000 barrels per day compared with 340,000 barrels per day in the first nine months of 2004. The Corporation anticipates that its average production for the fourth quarter of 2005 will be approximately 320,000 to 330,000 barrels per day. The Corporation’s net daily worldwide production was as follows (in thousands):

	Three months		Nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Crude oil (barrels per day)
United States	42	44	46	41
Europe	102	109	113	122
Africa, Asia and other	74	66	73	64

Total	218	219	232	227

Natural gas liquids (barrels per day)
United States	11	12	12	12
Europe	2	6	5	6

Total	13	18	17	18

Natural gas (Mcf per day)
United States	125	164	146	169
Europe	218	270	281	321
Africa, Asia and other	141	82	127	85

Total	484	516	554	575

Barrels of oil equivalent
(barrels per day)(*)	312	323	341	340

(*)	Reflects natural gas production converted based on relative energy content (six Mcf equals one barrel).
     United States crude oil and natural gas production in the third quarter of 2005 was lower than in the corresponding period of 2004 due to interruptions from hurricane activity in the Gulf of Mexico. Crude oil and natural gas production in Europe was lower in the third quarter and first nine months of 2005 compared with 2004, primarily reflecting natural decline and maintenance. These decreases were partially offset by new production in 2005 from Block A-18 in the joint development area of Malaysia and Thailand, Samara-Nafta, our Russian subsidiary and the Central Azeri Field in Azerbaijan. In addition, during 2005 there was increased crude oil production from the Llano Field in the Gulf of Mexico and Ceiba Field in Equatorial Guinea. Crude oil and

PART I- FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
natural gas sales volumes were comparable in the third quarter of 2005 and 2004. Higher sales volumes increased revenues by $19 million in the first nine months of 2005 compared with 2004.
     Operating costs and exploration expenses: Production expenses were higher in the third quarter and first nine months of 2005 compared with 2004 principally reflecting higher maintenance expenses and increased production taxes. Exploration expenses increased in the third quarter and first nine months of 2005, reflecting increased drilling and seismic activity compared with 2004. Depreciation, depletion and amortization charges were also higher in 2005 principally due to higher depreciation rates. General and administrative expenses were comparable in the third quarters of 2005 and 2004, but lower in the first nine months of 2005, due to charges for vacated office space in London during 2004.
     Other: After-tax foreign currency gains relating to exploration and production activities amounted to $2 million in the third quarter and $17 million in the first nine months of 2005 compared with gains of $4 million and $12 million in the corresponding periods of 2004. The pre-tax amounts were gains of $5 million and losses of $.3 million in the third quarter and first nine months of 2005 compared with a gain of $9 million in the third quarter and $11 million in the first nine months of 2004. Pre-tax amounts are recorded in non-operating income (expense).
     The effective income tax rate for exploration and production operations in the first nine months of 2005 was 43% compared with 46% in the first nine months of 2004.
     The Corporation’s future exploration and production earnings may be impacted by volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses and changes in tax rates.
Refining and Marketing
     Earnings from refining and marketing activities amounted to $125 million in the third quarter of 2005 compared with $85 million in the corresponding period of 2004. For the first nine months of 2005, refining and marketing operations earned $286 million compared with $358 million in 2004. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA) accounted for on the equity method. Additional refining and marketing activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
     Refining: Refining earnings, which consist of the Corporation’s share of HOVENSA’s results, Port Reading earnings, interest income on the note receivable from PDVSA and other miscellaneous items, were $144 million in the third quarter and $263 million in the first nine months of 2005 compared with $68 million in the third quarter and $265 million in the first nine months of 2004.

PART I- FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     The Corporation’s share of HOVENSA’s income before income taxes was $151 million ($93 million after income taxes) in the third quarter of 2005 compared with income of $75 million ($58 million after income taxes) in the third quarter of 2004. For the first nine months of 2005, the Corporation’s share of HOVENSA’s income was $309 million ($190 million after income taxes) compared with $223 million ($189 million after income taxes) in the first nine months of 2004. The increased earnings in the third quarter and first nine months of 2005 were due to higher refined product margins. In 2005, the Corporation provided income taxes at the Virgin Islands statutory rate of 38.5% on HOVENSA’s income and the interest income on the PDVSA note. In the first nine months of 2004, income taxes on HOVENSA’s earnings were partially offset by available loss carryforwards. A crude unit at HOVENSA was shutdown for 30 days of planned maintenance in the third quarter of 2005 and the fluid catalytic cracking unit was shutdown for 30 days of maintenance in the first quarter.
     Pre-tax interest on the PDVSA note amounted to $5 million in the third quarter and $15 million in the first nine months of 2005 compared with $6 million and $19 million in the corresponding periods of 2004.
     Port Reading earnings were $48 million in the third quarter and $62 million in the first nine months of 2005 compared with $4 million and $49 million in the corresponding periods of 2004, reflecting higher margins. The Port Reading facility was shutdown for 36 days of planned maintenance in the first quarter of 2005. In the third quarter of 2004, the Port Reading facility had a storm-related shutdown for 25 days.
     The following table summarizes refinery utilization rates for the third quarter and first nine months of 2005 and 2004:

		Refinery utilization
	Refinery	Three months ended		Nine months ended
	capacity	September 30		September 30
	(thousands of
	barrels per day)	2005	2004	2005		2004
HOVENSA
Crude	500	82.5%*	95.9%	90.8	%*	97.5%
Fluid catalytic cracker	150	89.7%	93.9%	80.2	%*	95.2%
Coker	58	92.4%	94.1%	95.4%		98.0%
Port Reading	65	95.5%	64.2%**	80.4	%*	81.5%**

*	Reflects reduced utilization from scheduled maintenance.

**	Represents a storm-related interruption.
     Marketing: Marketing operations, which consist principally of retail gasoline and energy marketing activities, generated a loss of $22 million in the third quarter of 2005 and income of $5 million in the first nine months of 2005 compared with income of $6 million and $49 million in the same periods of 2004. The decreases reflected lower margins, primarily due to the higher cost of post-hurricane product supply. Marketing expenses were higher in the third quarter and first nine months of 2005 compared with 2004 primarily reflecting additional retail sites. Total refined product sales volumes were 435,000 barrels per day in the first nine months of 2005 and 427,000 barrels per day in the first nine months of 2004.

PART I- FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to income of $3 million ($6 million before income taxes) in the third quarter and $18 million ($34 million before income taxes) in the first nine months of 2005. Trading activities resulted in income of $11 million ($18 million before income taxes) in the third quarter and $44 million ($75 million before income taxes) in the first nine months of 2004.
     Refining and marketing earnings will likely continue to be volatile reflecting competitive industry conditions and supply and demand factors, including the effects of weather.
Corporate
     After-tax corporate expenses amounted to $54 million in the third quarter and $151 million in the first nine months of 2005 compared with $23 million and $49 million in the same periods of 2004. The third quarter and first nine months of 2005 include income tax provisions of $31 million and $72 million, respectively, for the repatriation of foreign earnings to the United States under the American Jobs Creation Act of 2004. Net Corporate expenses in the first nine months of 2005 also include net expenses of $7 million ($10 million before income taxes) for premiums on bond repurchases. The results for the first nine months of 2004 include a non-cash income tax benefit of $13 million resulting from the completion of a prior year United States income tax audit. Excluding these items, corporate expenses were comparable in the third quarters of 2005 and 2004 and higher in the first nine months of 2005 reflecting severance and other benefit costs.
Interest
     Interest expense in the third quarter and first nine months of 2005 and 2004 was as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Total interest incurred	$76	$74	$226	$220
Less capitalized interest	22	12	57	41

Interest expense before income taxes	54	62	169	179
Less income taxes	20	23	64	67

After-tax interest expense	$34	$39	$105	$112

     After-tax interest expense for the full year of 2005 is anticipated to be lower than the 2004 amount, primarily due to increased capitalized interest.

PART I- FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
Sales and Other Operating Revenues
     Sales and other operating revenues increased by 51% in the third quarter and 29% in the first nine months of 2005 compared with the corresponding periods of 2004. This increase reflects higher selling prices of crude oil, natural gas and refined products. The increase in cost of goods sold also reflects the increased costs of refined products purchased.
Discontinued Operations
     Income from discontinued operations of $7 million in the first nine months of 2004 reflects the settlement of a previously accrued contingency relating to a foreign exploration and production operation that was disposed of in 2003.
Liquidity and Capital Resources
     Overview: Cash and cash equivalents at September 30, 2005 totaled $759 million, a decrease of $118 million from year-end. The Corporation’s debt to capitalization ratio was 40.7% the same as at December 31, 2004. Total debt was $3,787 million at September 30, 2005 and $3,835 million at December 31, 2004. The Corporation has debt maturities of $1 million during the remainder of 2005 and $78 million in 2006.
     Cash Flows from Operating Activities: Net cash provided by operating activities including changes in operating assets and liabilities totaled $1,551 million in the first nine months of 2005 compared with $1,649 million in the same period of 2004. In the first nine months of 2004, changes in operating assets and liabilities increased net cash provided by $377 million. In the first nine months of 2005, the Corporation received cash distributions of $275 million from HOVENSA, compared with $88 million in the first nine months of 2004.
     Cash Flows from Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Nine months ended
	September 30
	2005	2004
Exploration and production
Exploration	$150	$99
Production and development	1,195	894
Asset acquisitions, including undeveloped lease costs	198	54

	1,543	1,047
Refining and marketing	73	45

Total	$1,616	$1,092

PART I- FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
     Cash Flows from Financing Activities: The Corporation reduced debt by $48 million during the first nine months of 2005 and $106 million in the first nine months of 2004. Dividends paid were $147 million and $145 million in the first nine months of 2005 and 2004, respectively. The Corporation received proceeds from the exercise of stock options of $61 million in the first nine months of 2005 and $85 million in the corresponding period of 2004.
     Future Capital Requirements and Resources: Capital and exploratory expenditures for 2005 are currently estimated to be approximately $2.4 to $2.6 billion. The Corporation anticipates that available cash and cash flow from operations will fund these expenditures; however, revolving credit facilities are available, if necessary.
     With higher crude oil prices, the Corporation’s collateral requirements under certain contracts with hedging and trading counterparties have increased. Outstanding letters of credit were $3,048 million at September 30, 2005, including $344 million drawn against the Corporation’s revolving credit facility, $1,625 million under committed short-term letter of credit facilities entered into in the first nine months of 2005, and the remainder under uncommitted lines. Outstanding letters of credit were $1,487 million at December 31, 2004. At September 30, 2005, the Corporation has $2,052 million available under its $2.5 billion syndicated revolving credit agreement and has additional unused lines of credit of $289 million, primarily for letters of credit, under uncommitted arrangements with banks. The Corporation also has a shelf registration under which it may issue $825 million of additional debt securities, warrants, common stock or preferred stock.
     Loan agreement covenants allow the Corporation to borrow an additional $5.4 billion for the construction or acquisition of assets at September 30, 2005. The maximum amount of dividends that can be paid from borrowings under the loan agreements is $2 billion at September 30, 2005.
     In October 2005, the Corporation announced that it had reached an agreement to acquire a 55% working interest in the deepwater section of a concession with natural gas discoveries offshore Egypt for approximately $413 million. A 25 year development lease for the deepwater section of the block has been signed and a gas sales agreement is in place for sales to the Egyptian market. Commencement of production is planned for 2009. The Corporation also announced the sale to the same company of certain producing properties located in the Permian Basin in West Texas and New Mexico for approximately $404 million. The transactions are subject to government and other regulatory approvals and are expected to close in the first quarter of 2006.
     Libya: Prior to June 30, 1986, the Corporation had extensive exploration and production operations in Libya; however, U.S. Government sanctions required suspension of participation in these operations. The Corporation wrote off the book value of its Libyan assets in connection with the cessation of operations. During 2004, the Corporation received U.S. Government authorization to negotiate and execute an agreement with the government of Libya that would define the terms for resuming active participation in the Libyan properties. The U.S. Government has lifted most of the sanctions imposed on Libya and has rescinded the Libya portions of the Iran-Libya Sanction Act of 1976. As a result, the Corporation and its partners will be able to resume

PART I- FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
operations in Libya if they are able to reach a successful conclusion to commercial negotiations. If these negotiations are successful, management anticipates capital expenditures will increase over the current plan.
     Repatriation Provisions of the American Jobs Creation Act of 2004: The American Jobs Creation Act (the Act) provides for a one-time reduction in the income tax rate to 5.25% on eligible dividends from foreign subsidiaries to a U.S. parent. During 2005, the Corporation’s Board of Directors approved plans to repatriate $1.9 billion of unremitted foreign earnings. As a result, the Corporation recorded a tax provision of $72 million, including $31 million in the third quarter. The Corporation’s Board of Directors has now approved repatriation plans at the maximum level permitted under the Act.
     Credit Ratings: Two credit rating agencies have rated the Corporation’s debt as investment grade; one agency’s rating is below investment grade. If another rating agency were to reduce its credit rating below investment grade, the Corporation would have to comply with a more stringent financial covenant contained in its revolving credit facility. In addition, margin requirements with hedging and trading counterparties at September 30, 2005 would increase by approximately $15 million.
     Other: In connection with the sale of six vessels in 2002, the Corporation agreed to support the buyer’s charter rate on these vessels for up to five years. The support agreement requires that if the actual contracted rate for the charter of a vessel is less than the stipulated support rate in the agreement, the Corporation will pay to the buyer the difference between the contracted rate and the stipulated rate. The balance in the charter support reserve at January 1 was approximately $10 million and at September 30 was $9 million.
     At January 1, 2005, the Corporation had an accrual of $39 million for vacated office costs in London. During the first nine months of 2005, $5 million of payments were made reducing the accrual to $34 million at September 30, 2005. Additional accruals totaling approximately $25 to $30 million, before income taxes, are anticipated in the first half of 2006 for office space to be vacated.
     Off-Balance Sheet Arrangements: The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $480 million at September 30, 2005. The Corporation’s September 30, 2005 debt to capitalization ratio would increase from 40.7% to 43.6% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At September 30, 2005, the guarantee amounted to $173 million. This amount fluctuates based on the volume of crude oil purchased and related crude oil prices. In addition, the Corporation has agreed to provide funding up to a maximum of $40 million to the extent HOVENSA does not have funds to meet its senior debt obligations. The Corporation also has a loan guarantee of $57 million relating to a foreign crude oil pipeline in which it has a 2.36% interest.

PART I- FINANCIAL INFORMATION (CONT’D.)
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
     Non-Trading: The Corporation’s exploration and production segment uses futures and swaps to fix the selling prices of a portion of its future production and the related gains or losses are an integral part of its selling prices. As of September 30, the Corporation has not hedged any of its future natural gas production. Following is a summary of the crude oil hedges as of September 30, 2005:

	West Texas Intermediate		Brent
	Average	Thousands	Average	Thousands
	Selling	of Barrels	Selling	of Barrels
Maturities	Price	per Day	Price	per Day
2005
Fourth quarter	$32.16	28	$30.37	118
2006	—	—	28.10	30
2007	—	—	25.85	24
2008	—	—	25.56	24
2009	—	—	25.54	24
2010	—	—	25.78	24
2011	—	—	26.37	24
2012	—	—	26.90	24
     Because the selling price of crude oil has increased significantly since the hedges were acquired, accumulated other comprehensive income (loss) at September 30, 2005 includes after-tax deferred losses of $1,713 million related to crude oil contracts used as hedges of future exploration and production sales. As market conditions change, the Corporation may adjust its hedge percentages.

PART I- FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)
     The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures and swaps to fix the purchase prices of commodities to be sold under fixed-price sales contracts.
     The Corporation estimates that at September 30, 2005, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $104 million ($108 million at December 31, 2004). The results may vary from time to time as hedge levels change.
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
     The following table provides an assessment of the factors affecting the changes in fair value of trading contracts, including cash premiums paid or received (in millions):

	2005	2004
Fair value of contracts outstanding at January 1	$184	$67
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at September 30	64	76
Contracts realized or otherwise settled during the period	90	(15)
Fair value of contracts entered into during the period and still outstanding	435	65

Fair value of contracts outstanding at September 30	$773	$193

     Gains or losses from sales of physical products are recorded at the time of sale. Derivative trading transactions are marked-to-market and are reflected in income currently. Total realized losses for the first nine months of 2005 amounted to $194 million ($112 million of realized gains for the first nine months of 2004).
     The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at September 30, 2005 (in millions):

PART I- FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)

		Instruments Maturing
						2009
						and
Source of Fair Value	Total	2005	2006	2007	2008	beyond
Prices actively quoted	$656	$230	$201	$87	$80	$58
Other external sources	131	37	44	12	7	31
Internal estimates	(14)	(7)	(7)	—	—	—

Total	$773	$260	$238	$99	$87	$89

     The Corporation estimates that at September 30, 2005, the value-at-risk for trading activities, including commodities, was $10 million ($17 million at December 31, 2004). The results may change from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at September 30, 2005 (in millions):

Investment grade determined by outside sources	$385
Investment grade determined internally (*)	68
Less than investment grade	49

Fair value of net receivables outstanding at end of period	$502

(*)	Based on information provided by counterparties and other available sources.
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

PART I- FINANCIAL INFORMATION (CONT’D.)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Market Risk Disclosure.”
Item 4. Controls and Procedures
     Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14(c) and 15d — 14(c)) as of September 30, 2005, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2005.
     There were no significant changes in the Corporation’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls during the quarter ended September 30, 2005.

PART II- OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
a. Exhibits

31	(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31	(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32	(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32	(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
b. Reports on Form 8-K
     During the quarter ended September 30, 2005, Registrant filed one report on Form 8-K:
(i)	Filing dated July 27, 2005 reporting under Items 2.02 and 9.01 a news release dated July 27, 2005 reporting results for the second quarter of 2005 and under Items 7 and 9 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Amerada Hess Corporation, and John J. O’Connor, Executive Vice President and President, Worldwide Exploration and Production at a public conference call held on July 27, 2005.

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

Date: November 7, 2005