Form 10-Q
period 2006-03-31
HESS CORP
filed 2006-05-05
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No   ☑
At March 31, 2006, 93,462,944 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
Three Months Ended March 31
(in millions of dollars, except per share data)

	2006	2005
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$7,159	$4,957
Non-operating income
Equity in income (loss) of HOVENSA L.L.C.	(2)	50
Gain on asset sales	289	18
Other, net	15	45

Total revenues and non-operating income	7,461	5,070

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	5,229	3,628
Production expenses	265	225
Marketing expenses	231	197
Exploration expenses, including dry holes and lease impairment	112	133
Other operating expenses	31	31
General and administrative expenses	106	85
Interest expense	57	61
Depreciation, depletion and amortization	266	254

Total costs and expenses	6,297	4,614

Income before income taxes	1,164	456
Provision for income taxes	469	237

NET INCOME	$695	$219

Preferred stock dividends	12	12

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$683	$207

NET INCOME PER SHARE
BASIC	$7.45	$2.29
DILUTED	6.62	2.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (DILUTED)	104.9	103.2

COMMON STOCK DIVIDENDS PER SHARE	$.30	$.30
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

	March 31,
	2006	December 31,
	(Unaudited)	2005
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$504	$315
Accounts receivable	3,102	3,655
Inventories	668	855
Other current assets	305	465

Total current assets	4,579	5,290

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	1,015	1,217
Other	174	172

Total investments and advances	1,189	1,389

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	21,113	19,464
Less reserves for depreciation, depletion, amortization and lease impairment	10,143	9,952

Property, plant and equipment — net	10,970	9,512

NOTE RECEIVABLE	121	152
GOODWILL	1,246	977
DEFERRED INCOME TAXES	1,553	1,544
OTHER ASSETS	227	251

TOTAL ASSETS	$19,885	$19,115

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y

CURRENT LIABILITIES
Accounts payable	$4,497	$4,995
Accrued liabilities	1,059	1,029
Taxes payable	505	397
Short-term debt and current maturities of long-term debt	107	26

Total current liabilities	6,168	6,447

LONG-TERM DEBT	3,668	3,759
DEFERRED INCOME TAXES	1,925	1,401
ASSET RETIREMENT OBLIGATIONS	632	564
OTHER LIABILITIES AND DEFERRED CREDITS	733	658

Total liabilities	13,126	12,829

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
7% cumulative mandatory convertible series
Authorized and outstanding - 13,500 shares ($675 million liquidation preference)	14	14
3% cumulative convertible series
Authorized - 330 shares
Outstanding - 324 shares ($16 million liquidation preference)	—	—
Common stock, par value $1.00
Authorized - 200,000 shares
Outstanding - 93,463 shares at March 31, 2006;
93,066 shares at December 31, 2005	93	93
Capital in excess of par value	1,810	1,842
Retained earnings	6,570	5,914
Accumulated other comprehensive income (loss)	(1,728)	(1,526)
Deferred compensation	—	(51)

Total stockholders’ equity	6,759	6,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,885	$19,115

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Three Months ended March 31
(in millions of dollars)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$695	$219
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	266	254
Exploratory dry hole costs	36	99
Lease impairment	25	18
Pre-tax gain on asset sales	(289)	(18)
Provision (benefit) for deferred income taxes	120	(47)
Distributed earnings of HOVENSA L.L.C., net	202	62
Changes in other operating assets and liabilities	143	(126)

Net cash provided by operating activities	1,198	461

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,336)	(467)
Payment received on note receivable	31	30
(Increase) decrease in short-term investments	11	(10)
Proceeds from asset sales and other	357	3

Net cash used in investing activities	(937)	(444)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt with maturities of 90 days or less	80	—
Repayments of debt with maturities of greater than 90 days	(90)	(9)
Cash dividends paid	(69)	(67)
Stock options exercised	7	16

Net cash used in financing activities	(72)	(60)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	189	(43)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	315	877

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$504	$834

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Basis of Presentation

On May 3, 2006, Amerada Hess Corporation changed its name to Hess Corporation (the Corporation). The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at March 31, 2006 and December 31, 2005 and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2006 and 2005. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2005.

2.	Acquisitions and Divestiture

In January 2006, the Corporation, in conjunction with its Oasis Group partners, re-entered its former oil and gas production operations in the Waha concessions in Libya, in which the Corporation holds an 8.16% interest. The re-entry terms include a 25-year extension of the concessions and a payment in January 2006 by the Corporation to the Libyan National Oil Corporation of $260 million. The Corporation also accrued $106 million that will be paid in the fourth quarter of 2006, related to certain investments in fixed assets made by the Libyan National Oil Corporation since 1986. This transaction was accounted for as a business combination.

The following table summarizes the preliminary allocation of the purchase price to assets and liabilities acquired (in millions):

Property, plant and equipment	$366
Goodwill	236

Total assets acquired	602

Deferred tax liabilities	(236)

Net assets acquired	$366

The goodwill recorded in this transaction relates to the deferred tax liability recorded for the difference in book and tax bases of the assets acquired. The goodwill is not expected to be deductible for income tax purposes. Production from the Libyan operation averaged 23,000 barrels per day in the first quarter of 2006, but there were no liftings in the quarter. The primary reason for the Libyan investment was to acquire long-lived crude oil reserves.

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In January 2006, the Corporation acquired a 55% working interest in the deepwater section of the West Mediterranean Block 1 Concession (the West Med Block) in Egypt for $413 million. The Corporation has a 25-year development lease for the West Med Block, which contains four existing natural gas discoveries and additional exploration opportunities. This transaction was accounted for as an acquisition of assets.

In the first quarter of 2006, the Corporation completed the sale of its interests in certain producing properties located in the Permian Basin in Texas and New Mexico for $358 million. This asset sale resulted in an after-tax gain of $186 million ($289 million before income taxes).

3.	Inventories

Inventories consist of the following (in millions):

	March 31,	December 31,
	2006	2005
Crude oil and other charge stocks	$250	$161
Refined and other finished products	912	1,149
Less LIFO adjustment	(691)	(656)

	471	654
Merchandise, materials and supplies	197	201

Total inventories	$668	$855

During the first quarter of 2005, the Corporation reduced LIFO inventories, which are carried at lower costs than current inventory costs. The effect of this LIFO inventory liquidation was to decrease cost of products sold by approximately $11 million.

4.	Refining Joint Venture

The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method. Summarized financial information for HOVENSA follows (in millions):

	March 31,	December 31,
	2006	2005
Summarized balance sheet
Cash and short-term investments	$523	$875
Other current assets	560	814
Net fixed assets	1,976	1,950
Other assets	40	39
Current liabilities	(808)	(996)
Long-term debt	(252)	(252)
Deferred liabilities and credits	(69)	(57)

Partners’ equity	$1,970	$2,373

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months
	ended March 31
	2006	2005
Summarized income statement
Total revenues	$2,616	$2,091
Costs and expenses	(2,619)	(1,989)

Net income (loss)	$(3)	$102

Hess Corporation’s share, before income taxes	$(2)	$50

During the first quarter of 2006 and 2005, the Corporation received cash distributions from HOVENSA of $200 million and $112 million, respectively.

5.	Capitalized Exploratory Well Costs

Capitalized exploratory well costs pending the determination of proved reserves were $335 million at March 31, 2006 and $244 million at December 31, 2005. The increase relates to costs of exploration wells drilling at March 31, 2006, primarily in the Gulf of Mexico, and other wells where the Corporation is undertaking commercial and exploration activities consistent with FASB Staff Position 19-1.

6.	Capitalized Interest

During the quarter ended March 31, 2006, the Corporation capitalized interest of $24 million on development projects ($14 million during the corresponding period of 2005).

7.	Foreign Currency

Foreign currency gains, before income taxes, amounted to $10 million and $2 million in the quarter ended March 31, 2006 and 2005, respectively.

8.	Pension Plans

Components of pension expense consisted of the following (in millions):

	Three months
	ended March 31
	2006	2005
Service cost	$8	$6
Interest cost	16	13
Expected return on plan assets	(15)	(12)
Amortization of net loss	6	6

Pension expense	$15	$13

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In 2006, the Corporation expects to contribute approximately $40 million to its funded pension plans and $20 million to the trust established for its unfunded pension plan. Through March 31, 2006, the Corporation contributed $2 million to its funded pension plans.

9.	Provision for Income Taxes

The provision for income taxes consisted of the following (in millions):

	Three months
	ended March 31
	2006	2005
Current	$349	$284
Deferred	120	(47)

Total	$469	$237

In the first quarter of 2005, the Corporation recorded an income tax charge of $41 million related to the repatriation of $1.3 billion of foreign earnings under the American Jobs Creation Act of 2004.

10.	Weighted Average Common Shares

The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months
	ended March 31
	2006	2005
Common shares — basic	91,677	90,393
Effect of dilutive securities
Convertible preferred stock	11,414	11,416
Restricted common stock	837	772
Stock options	1,018	661

Common shares — diluted	104,946	103,242

11.	Stock-based Compensation

Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R). This standard requires that all stock based compensation to employees, including grants of stock options, be expensed over the vesting period. Awards of restricted common stock were expensed over the vesting period under previous accounting requirements and will continue to be expensed under FAS 123R. The Corporation records compensation expense for both stock options and restricted stock on a straight-line basis over the vesting period.

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Corporation adopted FAS 123R using the modified prospective application method. Under this method, compensation cost in the first quarter of 2006 includes expense for restricted stock, previously awarded unvested stock options outstanding at January 1, 2006 based on the grant date fair-values used for disclosure purposes under previous accounting requirements, and stock options awarded subsequent to January 1, 2006 determined under the provisions of FAS 123R. For the quarter ended March 31, 2006, stock-based compensation expense was $13 million ($9 million after income taxes), of which $6 million ($4 million after income taxes) related to the expensing of stock options. The remainder of the compensation expense related to restricted stock. Stock option expense recorded in the first quarter of 2006 reduced basic and diluted earnings per share by $.05 and $.04 per share, respectively. The cumulative effect on prior years of this change in accounting principle was immaterial.

The Corporation’s stock option activity in the first quarter of 2006 consisted of the following:

	Options	Weighted Average
	(Thousands)	Exercise Price Per Share
Outstanding at January 1, 2006	3,817	$72.27
Granted	892	148.65
Exercised	(102)	66.45
Forfeited	(2)	72.43

Outstanding at March 31, 2006	4,605	$87.19

Exercisable at March 31, 2006	2,197	$64.88

The intrinsic value of outstanding options and exercisable options at March 31, 2006 was $254 million and $170 million, respectively. At March 31, 2006, assuming forfeitures of 2% per year, the number of outstanding options that are expected to vest is 4,542 shares with a weighted average exercise price of $86.72 per share. At March 31, 2006, the weighted average remaining term of exercisable options was 6 years and the remaining term of all outstanding options was 7 years.

The Corporation uses the Black-Scholes model to estimate the fair value of employee stock options. The following weighted average assumptions were utilized for stock options awarded for the quarter ended March 31:

	2006	2005
Risk free interest rate	4.51%	3.93%
Stock price volatility	.321	.300
Dividend yield	.81%	1.34%
Expected term in years	5	7
Weighted average fair value per option granted	$49.56	$30.30

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The assumption above for the risk free interest rate is based on the expected terms of the options and is obtained from published sources. The stock price volatility is determined from historical experience using the same period as the expected terms of the options. The expected stock option term is based on historical exercise patterns and the expected future holding period.

The Corporation’s restricted stock activity in the first quarter of 2006 consisted of the following:

	Shares of Restricted	Weighted-Average
	Common Stock Awarded	Price on Date of Grant
	(Thousands)
Outstanding at January 1, 2006	1,454	$66.97
Granted	297	152.01
Forfeited	(2)	59.72

Outstanding at March 31, 2006	1,749	$81.42

At March 31, 2006, the number of common shares reserved for issuance under the 1995 Long-Term Incentive Plan is as follows (in thousands):

Future awards of restricted stock and stock options	3,938
Stock options outstanding	4,605

8,543

Based on restricted stock and stock option awards outstanding at March 31, 2006, unearned compensation expense, before income taxes, will be recognized as follows: remainder of 2006 — $53 million, 2007 — $54 million and 2008 — $31 million.

If FAS 123R had been adopted in the quarter ended March 31, 2005, pro-forma net income would have been $214 million (compared with reported net income of $219 million) and diluted earnings per share would have been $2.07 per share (compared with reported diluted earnings per share of $2.12).

12.	Comprehensive Income

Comprehensive income (loss) was as follows (in millions):

	Three months
	ended March 31
	2006	2005
Net income	$695	$219
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	61	195
Net change in fair value of cash flow hedges	(272)	(958)
Change in foreign currency translation adjustment	9	(12)

Comprehensive income (loss)	$493	$(556)

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Corporation reclassifies hedging gains and losses included in other comprehensive income (loss) to earnings at the time the hedged transactions are recognized. Hedging decreased Exploration and Production results by $65 million ($101 million before income taxes) in the first quarter of 2006 and $195 million ($308 million before income taxes) in the first quarter of 2005.

At March 31, 2006, accumulated other comprehensive income (loss) included after-tax unrealized deferred losses of $1,514 million primarily related to crude oil contracts used as hedges of future Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

13.	Segment Information

The Corporation’s results by operating segment were as follows (in millions):

	Three months
	ended March 31
	2006	2005
Operating revenues
Exploration and Production (*)	$1,579	$1,077
Marketing and Refining	5,678	3,965

Total (**)	$7,257	$5,042

Net income (loss)
Exploration and Production	$706	$263
Marketing and Refining	49	63
Corporate, including interest	(60)	(107)

Total	$695	$219

(*)	Includes transfers to affiliates of $98 million during the three-months ended March 31, 2006, compared to $85 million for the corresponding period of 2005.

(**)	Operating revenues are reported net of excise and similar taxes of approximately $457 million and $502 million in the first quarter of 2006 and 2005, respectively.
Identifiable assets by operating segment were as follows (in millions):

	March 31,	December 31,
	2006	2005
Identifiable assets
Exploration and Production	$12,621	$10,961
Marketing and Refining	5,291	6,337
Corporate	1,973	1,817

Total	$19,885	$19,115

PART I — FINANCIAL INFORMATION (CONT’D.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Subsequent Event
On May 3, 2006, the Corporation’s shareholders voted to increase the number of authorized common shares from 200 million to 600 million and the board of directors declared a three-for-one stock split in the form of a stock dividend that will be issued on May 31, 2006 to shareholders of record on May 17, 2006. The par value remained at $1.00 per share. All common share and per share amounts in these financial statements and notes are on a pre-split basis.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     Overview
     On May 3, 2006, Amerada Hess Corporation changed its name to Hess Corporation (the Corporation). The Corporation is a global integrated energy company that operates in two segments, Exploration and Production and Marketing and Refining. The Exploration and Production segment explores for, develops, produces and sells crude oil and natural gas. The Marketing and Refining segment manufactures, purchases, trades and markets refined petroleum products and other energy products. Net income was $695 million for the first quarter of 2006, compared with $219 million in the first quarter of 2005.
     Exploration and Production: Exploration and Production net income was $706 million for the first quarter of 2006, compared with $263 million in the first quarter of 2005. Exploration and Production’s first quarter results included an after tax gain from asset sales of $186 million and benefited from strong oil prices and reduced hedge positions. Worldwide crude oil and natural gas production was 361,000 barrels of oil equivalent per day (boepd) in the first quarter of 2006 compared with 358,000 boepd in the same period of 2005. The Corporation anticipates that its production for the full year of 2006 will average between 360,000 and 380,000 boepd.
     The Corporation completed the following significant transactions in the first quarter:
•	In January 2006, in conjunction with its Oasis Group partners, the Corporation re-entered its former oil and gas production operations in the Waha concessions in Libya, in which the Corporation holds an 8.16% interest. The re-entry terms include a 25-year extension of the licenses and a payment in January 2006 by the Corporation to the Libyan National Oil Corporation of $260 million. The Corporation will make an additional payment of $106 million in the fourth quarter of 2006 related to certain investments in fixed assets made by the Libyan National Oil Corporation since 1986. Production from the Libyan operations averaged 23,000 boepd in the first quarter of 2006, but there were no liftings in the first quarter. The Corporation’s first lifting of Libyan crude oil is scheduled for May.

•	In January 2006, the Corporation acquired a 55% working interest in the deepwater section of the West Mediterranean Block 1 Concession (the West Med Block) in Egypt for $413 million. The Corporation has a 25-year development lease for the West Med Block, which contains four existing natural gas discoveries and additional exploration opportunities.

•	In the first quarter of 2006, the Corporation sold its interests in certain producing properties located in the Permian Basin in Texas and New Mexico for $358 million resulting in an after-tax gain of $186 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Overview (Continued)
     Following is an update on the Corporation’s exploration and development activities:
•	Commissioning of the onshore gas handling facilities for the Atlantic and Cromarty natural gas fields in the United Kingdom is nearing completion and production is expected to commence in May.

•	At the Okume Complex in Equatorial Guinea, the two deepwater tension leg platforms and four shallow water jackets have been installed. First production is expected in the first quarter of 2007.

•	In Southeast Asia, the Phu Horm and Pangkah developments are progressing with first production scheduled to commence in the first quarter and first half of 2007, respectively.

•	In the deepwater Gulf of Mexico, the Corporation is drilling the Pony and Ouachita prospects. The Barossa exploration well encountered non-commercial quantities of hydrocarbons and was plugged and abandoned.
     Marketing and Refining: Marketing and Refining earnings were $49 million for the first quarter of 2006, compared with $63 million in the first quarter of 2005. In the first quarter of 2006, earnings from HOVENSA were adversely impacted by the unscheduled shutdown and maintenance of the Fluid Catalytic Cracking (FCC) unit which lasted for approximately 20 days. The Corporation received a cash distribution of $200 million from HOVENSA in the first quarter of 2006.
     Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three months ended
	March 31
	2006	2005
Exploration and Production	$706	$263
Marketing and Refining	49	63
Corporate	(23)	(69)
Interest expense	(37)	(38)

Net income	$695	$219

Net income per share (diluted)	$6.62	$2.12

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (Continued)
     The following items of income (expense), on an after-tax basis, affect the comparability of earnings between periods (in millions):

	Three months ended
	March 31
	2006	2005
Exploration and Production
Gains from asset sales	$186	$11
Legal settlement	—	11
Corporate
Tax on repatriated earnings	—	(41)

	$186	$(19)

     The net gain from asset sales in the first quarter of 2006 reflects the disposition of certain producing properties located in the Permian Basin in Texas and New Mexico ($289 million gain before income taxes). The first quarter 2005 gain from asset sales related to the exchange of a mature North Sea asset for an increased interest in the Pangkah natural gas development in Indonesia ($18 million gain before income taxes). In addition, first quarter 2005 earnings include a gain recorded on a legal settlement reflecting the favorable resolution of contingencies on a prior year asset sale ($19 million gain before income taxes) that is included in non-operating income. The Corporation also recorded an income tax charge in the first quarter of 2005 related to repatriation of foreign earnings under the American Jobs Creation Act of 2004.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (Continued)
     Comparison of Results
     Exploration and Production
     Following is a summarized income statement of the Corporation’s Exploration and Production operations (in millions):

	Three months ended
	March 31
	2006	2005
Sales and other operating revenues	$1,551	$1,030
Non-operating income	301	47

Total revenues	1,852	1,077

Costs and expenses
Production expenses, including related taxes	265	225
Exploration expenses, including dry holes and lease impairment	112	133
General, administrative and other expenses	45	29
Depreciation, depletion and amortization	251	241

Total costs and expenses	673	628

Results of operations before income taxes	1,179	449
Provision for income taxes	473	186

Results of operations	$706	$263

     After considering the gains from asset sales and the legal settlement described above, the remaining changes in Exploration and Production earnings are primarily attributable to changes in selling prices, sales volumes and operating costs and exploration expenses, as discussed below.
     Selling prices: Higher average realized selling prices of crude oil and natural gas increased Exploration and Production revenues by approximately $550 million in the first quarter of 2006 compared with 2005. The Corporation’s average selling prices were as follows:

	Three months ended
	March 31
	2006	2005
Average selling prices (including hedging)
Crude oil (per barrel)
United States	$57.39	$32.18
Europe	54.98	31.21
Africa	45.67	30.06
Asia and other	59.04	45.32

Natural gas liquids (per barrel)
United States	$44.21	$32.83
Europe	47.16	31.69

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (Continued)

	Three months ended
	March 31
	2006	2005
Natural gas (per Mcf)
United States	$7.73	$6.15
Europe	8.39	5.41
Asia and other	3.89	3.93

Average selling prices (excluding hedging)
Crude oil (per barrel)
United States	$57.39	$45.18
Europe	56.89	46.82
Africa	61.61	44.84
Asia and other	59.04	45.32

Natural gas liquids (per barrel)
United States	$44.21	$32.83
Europe	47.16	31.69

Natural gas (per Mcf)
United States	$7.73	$6.15
Europe	8.39	5.41
Asia and other	3.89	3.93
     Crude oil hedges reduced earnings by $65 million ($101 million before income taxes) in the first quarter of 2006 compared with $195 million ($308 million before income taxes) in the first quarter of 2005.
     Sales and production volumes: The Corporation’s oil and natural gas production, on a barrel of oil equivalent basis was 361,000 boepd in the first quarter of 2006 compared with 358,000 boepd in the same period of 2005. The Corporation anticipates that its production for the full year of 2006 will average between 360,000 and 380,000 boepd. The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three months ended
	March 31
	2006	2005
Crude oil (barrels per day)
United States	41	49
Europe	113	120
Africa	82	64
Asia and other	10	5

Total	246	238

Natural gas liquids (barrels per day)
United States	9	13
Europe	4	7

Total	13	20

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (Continued)

	Three months ended
	March 31
	2006	2005
Natural gas (Mcf per day)
United States	123	165
Europe	280	336
Asia and other	207	103

Total	610	604

Barrels of oil equivalent per day (*)	361	358

(*)	Natural gas production is converted assuming six Mcf equals one barrel.
     Crude oil and natural gas production in the United States was lower in the first quarter of 2006 due to the loss of production caused by the effect of hurricanes in 2005, asset sales and natural decline. Production in Europe was lower due to increased maintenance at a number of facilities and natural decline, partially offset by increased production from Russia. Increased crude oil production in Africa in the first quarter of 2006 was due to production from Libya at the rate of 23,000 boepd, partially offset by lower production in Algeria. Higher crude oil prices in 2006 reduced the Corporation’s entitlement to Algerian production. Natural gas production in Asia was higher due to increased production from Block A-18 in the Joint Development Area between Malaysia and Thailand (JDA).
     Lower crude oil and natural gas sales volumes reduced revenue by approximately $30 million in the first quarter of 2006 compared with the first quarter of 2005.
     Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $56 million in the first quarter of 2006 compared with the corresponding period of 2005. The increase reflects higher production taxes and increased costs of services and materials. Depreciation, depletion and amortization charges were higher in the first quarter of 2006 reflecting higher production volumes and per barrel rates.
     Exploration expenses: Exploration expenses were lower in the first quarter of 2006 compared with 2005 by $21 million. The decrease principally reflects lower dry hole costs, partially offset by higher seismic expense.
     Other: After-tax foreign currency gains amounted to $7 million ($10 million before income taxes) in the first quarter of 2006 and $8 million ($3 million before income taxes) in the first quarter of 2005. The pre-tax amounts of foreign currency gains are included in other non-operating income.
     The effective income tax rate for Exploration and Production operations in the first quarter of 2006 and 2005 was 42%.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     The Corporation’s future Exploration and Production earnings may be impacted by external and other factors, such as political risk, volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses and changes in tax rates.
Marketing and Refining
     Earnings from Marketing and Refining activities amounted to $49 million in the first quarter of 2006 compared with $63 million in the corresponding period of 2005. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), accounted for on the equity method. Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
     Refining: Refining earnings were $21 million in the first quarter of 2006 compared with $42 million in the first quarter of 2005. The Corporation’s share of HOVENSA’s results, after income taxes, was a loss of $1 million in the first quarter of 2006 compared with income of $31 million in the first quarter of 2005 reflecting reduced refining margins and lower charge rates. The HOVENSA refinery experienced an unplanned shutdown of its FCC unit, which lasted approximately 20 days, and also completed a scheduled turnaround of a crude unit and accelerated the turnaround of a vacuum unit that was scheduled for the second quarter.
     Interest on the PDVSA note was $3 million after income taxes in the first quarter of 2006 and $4 million in the first quarter of 2005. At March 31, 2006, the remaining balance of the PDVSA note was $182 million, which is scheduled to be fully repaid by February 2009.
     Port Reading’s after tax earnings were $19 million in the first quarter of 2006 compared with $7 million in the first quarter of 2005. The increase reflects higher margins and sales volumes. In the first quarter of 2005, the Port Reading facility was shutdown 36 days for planned maintenance.
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three months
	capacity	ended March 31
	(thousands of
	barrels per day)	2006		2005
HOVENSA
Crude	500	84.0	%(*)	89.8%
Fluid catalytic cracker	150	66.4	%(**)	57.2	%(*)
Coker	58	85.7	%(**)	92.9%
Port Reading	65	98.6%		56.5	%(*)

(*)	Reflects reduced utilization primarily resulting from scheduled maintenance.

(**)	Utilization for these units was impacted by unscheduled refinery maintenance.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     Marketing: Marketing earnings, which consist principally of retail gasoline and energy marketing activities, were $12 million in the first quarter of 2006 compared with $13 million in the same period of 2005. Retail gasoline operations generated losses in the first quarter of 2006 and 2005 due to weak margins. Earnings from energy marketing activities were comparable in the first quarter of 2006 and 2005. Total refined product sales volumes were 520,000 barrels per day in the first quarter of 2006 and 462,000 barrels per day in the first quarter of 2005.
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to income of $16 million in the first quarter of 2006 and $8 million in the first quarter of 2005.
     The Corporation’s future Marketing and Refining earnings may be impacted by volatility in marketing and refining margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.
Corporate
     After-tax corporate expenses were $23 million in the first quarter of 2006 compared with $69 million in the first quarter of 2005. Included in the 2005 amount was an income tax charge of $41 million related to repatriation of foreign earnings under the American Jobs Creation Act of 2004.
Interest
     Interest expense was as follows (in millions):

	Three months ended
	March 31
	2006	2005
Total interest incurred	$81	$75
Less capitalized interest	24	14

Interest expense before income taxes	57	61
Less income taxes	20	23

After-tax interest expense	$37	$38

Sales and Other Operating Revenues
     Sales and other operating revenues increased by 44% in the first quarter of 2006 compared with the corresponding period of 2005. This increase principally reflects increased realized selling prices of crude oil. Natural gas and refined products selling prices also increased. The increase in cost of goods sold reflects the increased costs of refined products purchased.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$504	$315
Short-term debt and current maturities of long-term debt	107	26
Total debt	3,775	3,785
Stockholders’ equity	6,759	6,286
Debt to capitalization ratio*	35.8%	37.6%

*	Total debt as a percentage of the sum of total debt plus stockholders’ equity.
Cash Flows: The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Three months ended
	March 31
	2006	2005
Net cash provided by (used in):
Operating activities	$1,198	$461
Investing activities	(937)	(444)
Financing activities	(72)	(60)

Net increase (decrease) in cash and cash equivalents	$189	$(43)

     Operating Activities: Net cash provided by operating activities increased in the first quarter of 2006 compared with 2005, reflecting higher earnings, changes in operating assets and liabilities and an increased distribution from HOVENSA. In the first quarter of 2006, the Corporation received a cash distribution of $200 million from HOVENSA compared with $112 million in 2005.
     Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Three months ended
	March 31
	2006	2005
Exploration and Production
Exploration	$130	$56
Production and development	480	357
Acquisitions (including leasehold)	693	25

	1,303	438
Marketing and Refining	33	29

Total	$1,336	$467

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
     Investing activities in the first quarter of 2006 include payments of $260 million related to the Corporation’s re-entry into its former oil and gas production operations in the Waha concessions in Libya and $413 million to acquire a 55% working interest in the West Med Block in Egypt.
     Proceeds from asset sales totaled $362 million in the first quarter of 2006, including the sale of the Corporation’s interests in certain producing properties located in the Permian Basin in Texas and New Mexico for $358 million. Proceeds from asset sales totaled $18 million in the first quarter of 2005.
     Financing Activities: The Corporation reduced debt by $10 million during the first quarter of 2006 ($9 million in the first quarter of 2005). Dividends paid were $69 million in the first quarter of 2006 ($67 million in the first quarter of 2005). During the first three months of 2006, the Corporation received proceeds from the exercise of stock options totaling $7 million ($16 million in the same period of 2005).
Future Capital Requirements and Resources: The Corporation anticipates investing a total of approximately $4 billion, excluding additional acquisitions, if any, in capital and exploratory expenditures during 2006. The Corporation expects that it will fund its 2006 operations, including capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand and cash flow from operations and, as necessary, additional borrowings on the revolving credit facility.
     At March 31, 2006, the Corporation has $1,952 million available under its $2.5 billion syndicated revolving credit agreement and has additional unused lines of credit of $263 million, primarily for letters of credit, under uncommitted arrangements with banks. The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     A loan agreement covenant allows the Corporation to borrow up to an additional $7.5 billion for the construction or acquisition of assets at March 31, 2006. The maximum amount of dividends or stock repurchases that can be paid from borrowings under this covenant is $2.8 billion at March 31, 2006.
     Outstanding letters of credit, principally relating to hedging activities were as follows (in millions):

	March 31,	December 31,
	2006	2005
Lines of Credit
Revolving credit facility	$22	$28
Committed short-term letter of credit facilities	1,675	1,675
Uncommitted lines	1,303	982

	$3,000	$2,685

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
Credit Ratings: Two credit rating agencies have rated the Corporation’s debt as investment grade; one agency’s rating is below investment grade. If another rating agency were to reduce its credit rating below investment grade, the Corporation would have to comply with a more stringent financial covenant contained in its revolving credit facility. In addition, the incremental margin requirements with counterparties at March 31, 2006 would be approximately $30 million.
Other: At March 31, 2006, the Corporation had an accrual of $31 million for vacated office space in London. Additional accruals totaling $30 million, before income taxes, are anticipated in the second quarter of 2006 for office space to be vacated.
Off-Balance Sheet Arrangements: The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $478 million at March 31, 2006. The Corporation’s March 31, 2006 debt to capitalization ratio would increase from 35.8% to 38.6% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At March 31, 2006, the guarantee amounted to $195 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $40 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
New Accounting Pronouncement
     In 2004, the Financial Accounting Standards Board reissued Statement No. 123, Share-Based Payment (FAS 123R). This standard requires that compensation expense for all stock-based payments to employees, including grants of employee stock options, be recognized in the income statement based on fair values. The Corporation adopted FAS 123R as of January 1, 2006. For the quarter ended March 31, 2006, stock-based compensation expense was $13 million ($9 million after income taxes), of which $6 million ($4 million after income taxes) related to the expensing of stock options. The remainder of the compensation expense related to restricted stock. Stock option expense recorded in the first quarter of 2006 reduced basic and diluted earnings per share by $.05 and $.04 per share, respectively. The estimated incremental expense in 2006 of adopting FAS 123R is approximately $30 million before income taxes ($20 million after income taxes).

PART I — FINANCIAL INFORMATION (CONT’D.)
Subsequent Event
On May 3, 2006, the Corporation’s shareholders voted to increase the number of authorized common shares from 200 million to 600 million and the board of directors declared a three-for-one stock split in the form of a stock dividend that will be issued on May 31, 2006 to shareholders of record on May 17, 2006. The par value remained at $1.00 per share. All common share and per share amounts in management’s discussion and analysis are on a pre-split basis.
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
Instruments: The Corporation primarily uses forward commodity contracts, foreign exchange forward contracts, futures, swaps, options and energy commodity based securities in its non-trading and trading activities. Generally, these contracts are widely traded instruments with standardized terms.
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
Non-Trading: The Corporation’s Exploration and Production segment uses futures and swaps to fix the selling prices of a portion of its future production and the related gains or losses are an integral part of its selling prices. Following is a summary of the Corporation’s outstanding crude oil hedges at March 31, 2006:

	Brent Crude Oil
	Average	Thousands
	Selling	of Barrels
Maturities	Price	per Day
2006
Second quarter	$28.21	30
Third quarter	27.96	30
Fourth quarter	27.75	30
2007	25.85	24
2008	25.56	24
2009	25.54	24
2010	25.78	24
2011	26.37	24
2012	26.90	24

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)
     There were no hedges of WTI crude oil or natural gas production at March 31, 2006. As market conditions change, the Corporation may adjust its hedge positions. The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures and swaps to manage the risk in its marketing activities.
     Accumulated other comprehensive income (loss) at March 31, 2006 includes after-tax unrealized deferred losses of $1,514 million primarily related to crude oil contracts used as hedges of Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.
     The Corporation estimates that at March 31, 2006, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $86 million ($93 million at December 31, 2005). The results may vary from time to time as hedge levels change.
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
     Total realized gains for the first quarter of 2006 amounted to $321 million ($93 million of realized losses for the first three months of 2005). The following table provides an assessment of the factors affecting the changes in fair value of trading activities and represents 100% of the trading partnership and other trading activities (in millions):

	2006	2005
Fair value of contracts outstanding at January 1	$1,109	$184
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31	(183)	75
Reversal of fair value for contracts closed during the period	(195)	43
Fair value of contracts entered into during the period and still outstanding	153	66

Fair value of contracts outstanding at March 31	$884	$368

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)
     The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at March 31, 2006 (in millions):

		Instruments Maturing
					2009
					and
Source of Fair Value	Total	2006	2007	2008	beyond
Prices actively quoted	$859	$260	$301	$149	$149
Other external sources	8	(7)	6	(2)	11
Internal estimates	17	9	4	3	1

Total	$884	$262	$311	$150	$161

     The Corporation estimates that at March 31, 2006, the value-at-risk for trading activities, including commodities, was $22 million ($18 million at December 31, 2005). The results may change from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at March 31, 2006 (in millions):

Investment grade determined by outside sources	$402
Investment grade determined internally (*)	58
Less than investment grade	54

Fair value of net receivables outstanding at end of period	$514

(*)	Based on information provided by counterparties and other available sources.
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
Item 4. Controls and Procedures
     Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2006, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2006.
     There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits

31	(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31	(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32	(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32	(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
b.	Reports on Form 8-K

During the quarter ended March 31, 2006, Registrant filed one report on Form 8-K:
(i)	Filing dated January 25, 2006 reporting under Items 2.02 and 9.01 a news release dated January 25, 2006 reporting results for the fourth quarter of 2005 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Amerada Hess Corporation at a public conference call held January 25, 2006.

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

Date: May 5, 2006