Form 10-Q
period 2006-06-30
HESS CORP
filed 2006-08-08
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2006, there were 280,526,337 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II- OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-3: RESTATED CERTIFICATE OF INCORPORATION
EX-4: FIVE-YEAR CREDIT AGREEMENT
EX-10: PERFORMANCE INCENTIVE PLAN FOR SENIOR OFFICERS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(in millions of dollars, except per share data)

	Three Months		Six Months
	ended June 30		ended June 30
	2006	2005	2006	2005
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$6,718	$4,963	$13,877	$9,920
Non-operating income
Equity in income of HOVENSA L.L.C.	103	108	101	158
Gain on asset sales	80	—	369	18
Other, net	19	11	34	56

Total revenues and non-operating income	6,920	5,082	14,381	10,152

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	4,724	3,621	9,955	7,250
Production expenses	303	242	569	466
Marketing expenses	225	205	456	402
Exploration expenses, including dry holes and lease impairment	79	87	191	220
Other operating expenses	31	38	61	69
General and administrative expenses	134	86	239	171
Interest expense	44	54	101	115
Depreciation, depletion and amortization	283	261	548	515

Total costs and expenses	5,823	4,594	12,120	9,208

Income before income taxes	1,097	488	2,261	944
Provision for income taxes	532	189	1,001	426

NET INCOME	$565	$299	$1,260	$518

Preferred stock dividends	12	12	24	24

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$553	$287	$1,236	$494

NET INCOME PER SHARE*
BASIC	$2.01	$1.06	$4.49	$1.82
DILUTED	1.79	.96	4.00	1.67

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)*	315.5	311.2	315.2	310.5

COMMON STOCK DIVIDENDS PER SHARE*	$.10	$.10	$.20	$.20

*	Weighted average number of shares and per-share amounts in all periods reflect the impact of a 3-for-1 stock split on May 31, 2006.
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

	June 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$486	$315
Accounts receivable	3,046	3,655
Inventories	1,148	855
Other current assets	313	465

Total current assets	4,993	5,290

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	1,118	1,217
Other	183	172

Total investments and advances	1,301	1,389

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	21,901	19,464
Less reserves for depreciation, depletion, amortization and lease impairment	10,219	9,952

Property, plant and equipment — net	11,682	9,512

NOTE RECEIVABLE	121	152
GOODWILL	1,249	977
DEFERRED INCOME TAXES	1,591	1,544
OTHER ASSETS	307	251

TOTAL ASSETS	$21,244	$19,115

LIABILITIES AND STOCKHOLDERS ‘ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,864	$4,995
Accrued liabilities	1,146	1,029
Taxes payable	706	397
Short-term debt and current maturities of long-term debt	95	26

Total current liabilities	6,811	6,447

LONG-TERM DEBT	3,679	3,759
DEFERRED INCOME TAXES	2,011	1,401
ASSET RETIREMENT OBLIGATIONS	866	564
OTHER LIABILITIES	719	658

Total liabilities	14,086	12,829

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
7% cumulative mandatory convertible series
Authorized and outstanding - 13,500 shares ($675 million liquidation preference)	14	14
3% cumulative convertible series
Authorized - 330 shares
Outstanding - 324 shares ($16 million liquidation preference)	—	—
Common stock*, par value $1.00
Authorized - 600,000 shares
Outstanding - 280,526 shares at June 30, 2006; 279,197 shares at December 31, 2005	281	279
Capital in excess of par value*	1,649	1,656
Retained earnings	7,094	5,914
Accumulated other comprehensive income (loss)	(1,880)	(1,526)
Deferred compensation	—	(51)

Total stockholders’ equity	7,158	6,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,244	$19,115

*	Common stock and Capital in excess of par value as of December 31, 2005 are restated to reflect the impact of a 3-for-1 stock split on May 31, 2006.
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Six Months ended June 30
(in millions of dollars)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,260	$518
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	548	515
Exploratory dry hole costs	40	133
Lease impairment	51	36
Pre-tax gain on asset sales	(369)	(18)
Provision (benefit) for deferred income taxes	191	(116)
Distributed (undistributed) earnings of HOVENSA L.L.C., net	99	(46)
Changes in other operating assets and liabilities	64	45

Net cash provided by operating activities	1,884	1,067

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,095)	(959)
Proceeds from asset sales	444	3
Payment received on note receivable	31	30
Other	11	2

Net cash used in investing activities	(1,609)	(924)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt with maturities of 90 days or less	68	—
Debt with maturities of greater than 90 days
Borrowings	2	104
Repayments	(81)	(153)
Cash dividends paid	(108)	(107)
Stock options exercised	15	52

Net cash used in financing activities	(104)	(104)

NET INCREASE IN CASH AND CASH EQUIVALENTS	171	39

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	315	877

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$486	$916

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Basis of Presentation

On May 3, 2006, Amerada Hess Corporation changed its name to Hess Corporation (the Corporation).

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at June 30, 2006 and December 31, 2005 and the consolidated results of operations and the consolidated cash flows for the three- and six-month periods ended June 30, 2006 and 2005. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2005.

2.	Stock Split

On May 3, 2006, the Corporation’s shareholders voted to increase the number of authorized common shares from 200 million to 600 million and the board of directors declared a three-for-one stock split. The stock split was completed in the form of a stock dividend that was issued on May 31, 2006 to shareholders of record on May 17, 2006. The common share par value remained at $1.00 per share. All common share and per share amounts in these financial statements and notes are on an after-split basis for all periods presented.

3.	Acquisitions and Divestitures

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

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The goodwill recorded in this transaction relates to the deferred tax liability recorded for the difference in book and tax bases of the assets acquired. The goodwill is not expected to be deductible for income tax purposes. Production from the Libyan operation averaged 23,000 barrels per day in the six months ended June 30, 2006 and liftings commenced in the second quarter. The primary reason for the Libyan investment was to acquire long-lived crude oil reserves.

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

In June 2006, the Corporation completed the sale of U.S. Gulf Coast onshore oil and gas producing assets for $86 million resulting in an after-tax gain of $50 million ($80 million before income taxes). These assets were producing at a combined net rate of approximately 2,600 barrels of oil equivalent per day.

4.	Inventories

Inventories consist of the following (in millions):

	June 30,	December 31,
	2006	2005
Crude oil and other charge stocks	$254	$161
Refined and other finished products	1,518	1,149
Less LIFO adjustment	(853)	(656)

	919	654
Merchandise, materials and supplies	229	201

Total inventories	$1,148	$855

During the first quarter of 2005, the Corporation liquidated LIFO inventories, which decreased cost of products sold by approximately $11 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	Refining Joint Venture

The Corporation accounts for its investment in HOVENSA L.L.C. using the equity method.

Summarized financial information for HOVENSA follows (in millions):

	June 30,	December 31,
	2006	2005
Summarized balance sheet
Cash and short-term investments	$544	$875
Other current assets	861	814
Net fixed assets	2,033	1,950
Other long-term assets	46	39
Current liabilities	(973)	(996)
Long-term debt	(252)	(252)
Other long-term liabilities	(81)	(57)

Partners’ equity	$2,178	$2,373

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Summarized income statement

Total revenues	$3,133	$2,725	$5,749	$4,816
Costs and expenses	(2,925)	(2,509)	(5,544)	(4,498)

Net income	$208	$216	$205	$318

Hess Corporation’s share, before income taxes	$103	$108	$101	$158

During the first half of 2006 and 2005, the Corporation received cash distributions from HOVENSA of $200 million and $112 million, respectively.

6.	Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the six months ended June 30, 2006 (in millions):

Beginning balance at January 1	$244
Additions to capitalized exploratory well costs pending the determination of proved reserves	238
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(141)

Ending balance at June 30	$341

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Capitalized exploratory well costs greater than one year old after completion of drilling were $61 million as of June 30, 2006 and $150 million as of December 31, 2005.

7.	Long-Term Debt

In May 2006, the Corporation amended and restated its existing syndicated, revolving credit facility to increase the credit line to $3 billion from $2.5 billion and extend the term to May 2011 from December 2009. The facility can be used for borrowings and letters of credit. Current borrowings under the amended facility bear interest at .525% above the London Interbank Offered Rate and a facility fee of .125% per annum is payable on the amount of the credit line. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The restrictions on the amount of total borrowings and cash dividends remain unchanged.

Capitalized interest on development projects amounted to the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Capitalized interest	$26	$22	$50	$36

8.	Foreign Currency

Pre-tax foreign currency gains (losses) amounted to the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Foreign currency gains (losses)	$3	$(9)	$13	$(6)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.	Pension Plans

Components of pension expense consisted of the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Service cost	$9	$7	$17	$14
Interest cost	16	14	32	28
Expected return on plan assets	(16)	(14)	(31)	(27)
Amortization of prior service cost	1	1	1	1
Amortization of net loss	6	6	12	12

Pension expense	$16	$14	$31	$28

In 2006, the Corporation expects to contribute $40 million to its funded pension plans and $20 million to the trust established for its unfunded pension plan. Through June 30, 2006, the Corporation contributed $24 million to its funded pension plans and $20 million to the trust for its unfunded pension plan.

10.	Stock-based Compensation

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

The Corporation adopted FAS 123R using the modified prospective application method. Under this method, compensation cost includes expense for restricted stock, previously awarded unvested stock options outstanding at January 1, 2006 based on the grant date fair-values used for disclosure purposes under previous accounting requirements, and stock options awarded subsequent to January 1, 2006 determined under the provisions of FAS 123R. For the six months ended June 30, 2006, stock-based compensation expense was $31 million ($20 million after income taxes), of which $14 million ($9 million after income taxes) related to stock options and the remainder related to restricted stock. Stock option expense recorded in the first half of 2006 reduced basic and diluted earnings per share by $.03 per share. The cumulative effect on prior years of this change in accounting principle was immaterial.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Corporation’s stock option activity in the first half of 2006 consisted of the following:

		Weighted Average
	Options	Exercise Price Per Share
	(Thousands)
Outstanding at January 1, 2006	11,451	$24.09
Granted	2,753	49.47
Exercised	(463)	23.01
Forfeited	(36)	31.62

Outstanding at June 30, 2006	13,705	$29.20

Exercisable at June 30, 2006	7,561	$21.95

The intrinsic value of outstanding options and exercisable options at June 30, 2006 was $324 million and $234 million, respectively. At June 30, 2006, assuming forfeitures of 2% per year, the number of outstanding options that are expected to vest is 13,516,000 shares with a weighted average exercise price of $29.05 per share. At June 30, 2006 the weighted average remaining term of exercisable options was 6 years and the remaining term of all outstanding options was 7 years.

The Corporation uses the Black-Scholes model to estimate the fair value of employee stock options. The following weighted average assumptions were utilized for stock options awarded for the six months ended June 30:

	2006	2005
Risk free interest rate	4.52%	3.93%
Stock price volatility	.321	.300
Dividend yield	.81%	1.34%
Expected term in years	5	7
Weighted average fair value per option granted	$16.50	$10.11
The assumption above for the risk free interest rate is based on the expected terms of the options and is obtained from published sources. The stock price volatility is determined from historical experience using the same period as the expected terms of the options. The expected stock option term is based on historical exercise patterns and the expected future holding period.

The Corporation’s restricted stock activity in the first half of 2006 consisted of the following:

	Shares of Restricted	Weighted-Average
	Common Stock Awarded	Price on Date of Grant
	(Thousands)
Outstanding at January 1, 2006	4,363	$22.32
Granted	921	50.55
Distributed	(84)	27.13
Forfeited	(39)	22.49

Outstanding at June 30, 2006	5,161	$27.28

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At June 30, 2006, the number of common shares reserved for issuance under the 1995 Long-Term Incentive Plan is as follows (in thousands):

Future awards of restricted stock and stock options	11,772
Stock options outstanding	13,705

25,477

Based on restricted stock and stock option awards outstanding at June 30, 2006, unearned compensation expense, before income taxes, will be recognized as follows: remainder of 2006 — $35 million, 2007 — $55 million and 2008 — $32 million.

If FAS 123R had been adopted on January 1, 2005, pro-forma net income for the first half of 2005 would have been $508 million (compared with reported net income of $518 million) and diluted earnings per share would have been $1.64 per share (compared with reported diluted earnings per share of $1.67).

11.	Provision for Income Taxes

The provision for income taxes consisted of the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Current	$462	$259	$811	$542
Deferred	70	(65)	190	(111)
Adjustment of deferred tax liability for foreign income tax rate change	—	(5)	—	(5)

Total	$532	$189	$1,001	$426

In the first quarter of 2005, the Corporation recorded an income tax charge of $41 million related to the repatriation of $1.3 billion of foreign earnings under the American Jobs Creation Act of 2004.

12.	Stockholders’ Equity and Weighted Average Common Shares

At June 30, 2006, the Corporation has outstanding 13,500,000 shares of 7% cumulative mandatory convertible preferred stock (“7% Preferred”). The 7% Preferred have a liquidation preference of $675 million ($50 per share). After adjustment for the stock split, the following conversion terms apply to the 7% Preferred. Each 7% Preferred share will automatically convert on December 1, 2006 into 2.4915 to 3.0897 shares of common stock, depending on the average closing price of the Corporation’s common stock over a 20-day period before conversion. The conversion rate will be 2.4915 shares of common stock for each share of 7% Preferred, if the common stock price is $20.07 or greater, and up to 3.0897 shares of common stock for each preferred share, if the common stock price is lower. Holders of the 7% Preferred have the right to convert their shares at any time prior to December 1, 2006 at the rate of 2.4915 shares of common stock for each preferred share converted.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At June 30, 2006, the Corporation has outstanding 323,715 shares of 3% cumulative convertible preferred stock (“3% Preferred”) which carry a liquidation value of $16 million ($50 per share). After adjustment for the stock split, each share of the 3% Preferred is convertible at the option of the holder into 1.8783 shares of common stock.

The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005(*)	2006	2005(*)
Common shares – basic	275,215	272,134	275,121	271,658
Effect of dilutive securities
Convertible preferred stock	34,243	34,249	34,243	34,249
Stock options	3,346	2,220	3,194	2,100
Restricted common stock	2,706	2,570	2,606	2,443

Common shares – diluted	315,510	311,173	315,164	310,450

(*)	Restated for three-for-one stock split issued on May 31, 2006.
13.	Comprehensive Income

Comprehensive income (loss) was as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Net income	$565	$299	$1,260	$518
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	94	222	155	417
Net change in fair value of cash flow hedges	(270)	(279)	(542)	(1,236)
Change in foreign currency translation adjustment	24	(11)	33	(24)

Comprehensive income (loss)	$413	$231	$906	$(325)

The Corporation reclassifies hedging gains and losses included in other comprehensive income (loss) to earnings at the time the hedged transactions are recognized. Hedging decreased Exploration and Production results by $83 million ($128 million before income taxes) in the second quarter of 2006 and $231 million ($363 million before income taxes) in the second quarter of 2005. Hedging decreased Exploration and Production results by $147 million ($229 million before income taxes) in the six months ended June 30, 2006 and $426 million ($671 million before income taxes) in the six months ended June 30, 2005.

At June 30, 2006, accumulated other comprehensive income (loss) included after-tax unrealized deferred losses of $1,689 million primarily related to crude oil contracts used as hedges of future Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.	Segment Information

The Corporation’s results by operating segment were as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Operating revenues
Exploration and Production (*)	$1,769	$1,082	$3,349	$2,158
Marketing and Refining	5,014	3,965	10,691	7,930

Total (**)	$6,783	$5,047	$14,040	$10,088

Net income (loss)
Exploration and Production	$501	$263	$1,207	$526
Marketing and Refining	121	98	170	161
Corporate, including interest	(57)	(62)	(117)	(169)

Total	$565	$299	$1,260	$518

(*)	Includes transfers to affiliates of $65 million and $84 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $163 million and $168 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

(**)	Operating revenues are reported net of excise and similar taxes of approximately $449 million and $446 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $906 million and $948 million for the six months ended June 30, 2006 and June 30, 2005, respectively.
Identifiable assets by operating segment were as follows (in millions):

	June 30,	December 31,
	2006	2005
Identifiable assets
Exploration and Production	$13,407	$10,961
Marketing and Refining	5,767	6,337
Corporate	2,070	1,817

Total	$21,244	$19,115

15.	Subsequent Event

In July 2006, the United Kingdom enacted an additional 10% supplementary tax on petroleum operations with an effective date of January 1, 2006. As a result, the Corporation will record a charge in the third quarter of approximately $105 million. This charge includes a provision of approximately $60 million representing the incremental tax on earnings for the first half of the year and a charge of approximately $45 million to adjust the deferred tax liability in the U.K.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Overview
     On May 3, 2006, Amerada Hess Corporation changed its name to Hess Corporation (the Corporation) and declared a three-for-one stock split in the form of a stock dividend that was issued on May 31, 2006. The Corporation is a global integrated energy company that operates in two segments, Exploration and Production and Marketing and Refining. The Exploration and Production segment explores for, develops, produces and sells crude oil and natural gas. The Marketing and Refining segment manufactures, purchases, trades and markets refined petroleum products and other energy products. Net income was $565 million for the second quarter of 2006, compared with $299 million for the second quarter of 2005.
     Exploration and Production: Exploration and Production net income was $501 million for the second quarter of 2006, compared with $263 million in the second quarter of 2005. Worldwide crude oil and natural gas production was 354,000 barrels of oil equivalent per day (boepd) in the second quarter of 2006 compared with 355,000 boepd in the same period of 2005. The Corporation anticipates that its production for the full year of 2006 will average between 360,000 and 370,000 boepd.
The following is an update of Exploration and Production activities during the second quarter of 2006:
•	In June, production commenced at the Atlantic and Cromarty natural gas fields in the United Kingdom and averaged 13,000 Mcf per day in the second quarter. The fields are currently producing at a rate of approximately 80,000 Mcf net to Hess.

•	The Shenzi oil and gas field in the deepwater Gulf of Mexico was sanctioned by the operator and first oil is expected in 2009.

•	An exploration well on the Pony Prospect in the deepwater Gulf of Mexico encountered 475 feet of oil saturated sandstone in Miocene age reservoirs. The Corporation is also drilling the Ouachita and Alsace prospects and an appraisal well at its Tubular Bells discovery.

•	In June 2006, the Corporation completed the sale of U.S. Gulf Coast onshore oil and gas producing assets for $86 million resulting in an after-tax gain of $50 million. These assets were producing at a combined net rate of approximately 2,600 barrels of oil equivalent per day.

PART I — FINANCIAL INFORMATION (CONT’D.)
Overview (Continued)
     Marketing and Refining: Marketing and Refining earnings were $121 million for the second quarter of 2006, compared with $98 million in the second quarter of 2005.
     In June 2006, the Corporation acquired energy marketing customer accounts and related assets to expand the Corporation’s natural gas and electric sales in the Northeast.
     Corporate: In May 2006, the Corporation amended and restated its existing syndicated, revolving credit facility to increase the facility to $3 billion from $2.5 billion and extend the term to May 2011 from December 2009.
Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Exploration and Production	$501	$263	$1,207	$526
Marketing and Refining	121	98	170	161
Corporate	(29)	(28)	(52)	(97)
Interest expense	(28)	(34)	(65)	(72)

Net income	$565	$299	$1,260	$518

Net income per share (diluted)	$1.79	$0.96	$4.00	$1.67

Items Affecting Comparability Between Periods
     The following items of income (expense), on an after-tax basis, affect the comparability of earnings between periods (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Exploration and Production
Gains from asset sales	$50	$—	$236	$11
Accrued office closing costs	(18)	—	(18)	—
Income tax adjustments	—	11	—	11
Legal settlement	—	—	—	11
Corporate
Tax on repatriated earnings	—	—	—	(41)
Premiums on bond repurchases	—	(7)	—	(7)

	$32	$4	$218	$(15)

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     The net gain from asset sales in the second quarter of 2006 relates to the sale of U.S. Gulf Coast onshore oil and gas producing assets ($80 million before income taxes). In the second quarter of 2006, the Corporation also recorded an after-tax charge for vacated leased office space ($30 million before income taxes, recorded in general and administrative expenses). The net gain from asset sales for the six months ended June 30, 2006 also reflects the disposition of certain producing properties located in the Permian Basin in Texas and New Mexico ($289 million before income taxes).
     Earnings in the second quarter of 2005 include income tax benefits of $11 million, reflecting the effect on deferred income taxes of a reduction in the income tax rate in Denmark and a tax settlement in the United Kingdom. Second quarter 2005 results also include a charge of $7 million ($10 million before income taxes) for premiums on bond repurchases. The first half of 2005 also includes a net gain of $11 million ($18 million before income taxes) on the disposition of a mature North Sea asset, a net gain of $11 million ($19 million before income taxes) for a legal settlement reflecting the favorable resolution of contingencies on a prior year asset sale, and an income tax charge of $41 million related to the repatriation of $1.3 billion of foreign earnings under the American Jobs Creation Act of 2004.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
Comparison of Results
Exploration and Production
     Following is a summarized income statement of the Corporation’s Exploration and Production operations (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Sales and other operating revenues	$1,625	$1,038	$3,177	$2,068
Non-operating income (expense)	92	(1)	392	46

Total revenues	1,717	1,037	3,569	2,114

Costs and expenses
Production expenses, including related taxes	303	242	569	466
Exploration expenses, including dry holes and lease impairment	79	87	191	220
General, administrative and other expenses	72	35	117	66
Depreciation, depletion and amortization	267	247	517	488

Total costs and expenses	721	611	1,394	1,240

Results of operations before income taxes	996	426	2,175	874
Provision for income taxes	495	163	968	348

Results of operations	$501	$263	$1,207	$526

After considering the items affecting comparability between periods, the remaining changes in Exploration and Production earnings are primarily attributable to changes in selling prices, sales volumes and operating costs and exploration expenses, as discussed below.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     Selling prices: Higher average selling prices of crude oil and natural gas and reduced crude oil hedge positions increased Exploration and Production revenues by approximately $635 million in the second quarter and $1,215 million in the first half of 2006 compared with the corresponding periods of 2005. The Corporation’s average selling prices were as follows:

	Three months		Six months
	ended June 30		ended June 30
Average selling prices	2006	2005	2006	2005
Crude oil — per barrel (including hedging)
United States	$64.53	$32.44	$60.81	$32.31
Europe	60.63	33.22	57.69	32.30
Africa	53.04	28.43	50.01	29.33
Asia and other	68.64	51.78	63.54	49.44
Worldwide	59.00	32.47	56.21	31.90

Crude oil — per barrel (excluding hedging)
United States	$64.53	$47.83	$60.81	$46.49
Europe	63.27	50.10	59.95	48.60
Africa	67.18	47.27	64.89	45.93
Asia and other	68.64	51.78	63.54	49.44
Worldwide	65.03	49.01	61.72	47.45

Natural gas liquids — per barrel
United States	$47.35	$34.98	$45.87	$33.94
Europe	47.44	35.49	47.33	33.69
Worldwide	47.38	35.14	46.30	33.86

Natural gas — per Mcf
United States	$6.23	$6.47	$7.00	$6.30
Europe	5.55	4.60	7.06	5.03
Asia and other	3.85	3.95	3.87	3.95
Worldwide	5.06	4.92	5.91	5.15
     Crude oil hedges reduced Exploration and Production earnings by $83 million and $147 million in the second quarter and first half of 2006 ($128 million and $229 million before income taxes). Crude oil hedges reduced Exploration and Production earnings by $231 million and $426 million in the second quarter and first half of 2005 ($363 million and $671 million before income taxes).

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     Sales and production volumes: The Corporation’s crude oil and natural gas production, on a barrel of oil equivalent basis was 354,000 boepd in the second quarter of 2006 compared with 355,000 boepd in the same period of 2005. Production in the first half of 2006 was 357,000 boepd compared with 356,000 boepd in the first half of 2005. The Corporation anticipates that its production for the full year of 2006 will average between 360,000 and 370,000 boepd. The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Crude oil (barrels per day)
United States	38	47	40	48
Europe	110	117	111	118
Africa	84	68	84	67
Asia and other	12	7	10	6

Total	244	239	245	239

Natural gas liquids (barrels per day)
United States	10	14	9	13
Europe	4	5	4	6

Total	14	19	13	19

Natural gas (Mcf per day)
United States	117	148	120	156
Europe	244	289	262	312
Asia and other	214	138	211	121

Total	575	575	593	589

Barrels of oil equivalent per day(*)	354	355	357	356

(*)	Natural gas production is converted assuming six Mcf equals one barrel.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     Crude oil and natural gas production in the United States was lower in the second quarter and first half of 2006 due to asset sales, natural decline and decreased production caused by hurricanes in 2005. Production in Europe was lower due to increased maintenance and natural decline, partially offset by increased production from Russia and the Atlantic and Cromarty natural gas fields in the United Kingdom, which commenced production in June. Increased crude oil production in Africa in the second quarter and first half of 2006 was primarily due to production from Libya. Natural gas production in Asia was higher due to increased production from Block A-18 in the Joint Development Area between Malaysia and Thailand (JDA).
     Lower crude oil and natural gas sales volumes reduced Exploration and Production revenues by approximately $50 million in the second quarter and $110 million in the first half of 2006 compared with the corresponding periods of 2005.
     Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, totaled $345 million and $656 million in the second quarter and first half of 2006, an increase of $68 million and $124 million, respectively, from the corresponding periods of 2005. The increase reflects higher production taxes resulting from higher oil prices, higher maintenance and repair costs and increased costs of services and materials. Depreciation, depletion and amortization charges increased in 2006 reflecting higher per barrel rates.
     Exploration expenses: Exploration expenses were $79 million and $191 million in the second quarter and first half of 2006, a decrease of $8 million and $29 million, from 2005. The decrease principally reflects lower dry hole costs, partially offset by higher seismic expense.
     Income Taxes: The effective income tax rate for Exploration and Production operations in the first half of 2006 was 46% compared with 41% in the first half of 2005. The increase is primarily due to income taxes on sales of Libyan crude oil. In July 2006, the United Kingdom enacted an additional 10% supplementary tax on petroleum operations with an effective date of January 1, 2006. As a result, we will record a charge in the third quarter of approximately $105 million. This charge includes a provision of approximately $60 million representing the incremental tax on earnings for the first half of the year and a charge of approximately $45 million to adjust the deferred tax liability in the U.K. Excluding this special charge for the change in U.K. supplementary tax, we expect the Exploration & Production effective rate for the year to be in the range of 50% to 53%.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     The Corporation’s future Exploration and Production earnings may be impacted by external factors, such as political risk, volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses, the effects of weather and changes in foreign exchange and income tax rates.
Marketing and Refining
     Earnings from Marketing and Refining activities amounted to $121 million in the second quarter of 2006 compared with $98 million in the corresponding period of 2005. Earnings from Marketing and Refining activities amounted to $170 million in the first half of 2006 compared with $161 million in the corresponding period of 2005. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA). Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
     Refining: Refining earnings, which consist of the Corporation’s share of HOVENSA’s results, Port Reading earnings, interest income on the note receivable from PDVSA and other miscellaneous items, were $107 million in the second quarter of 2006 and $127 million in the first half of 2006 compared with $77 million in the second quarter and $119 million in the first half of 2005.
     The Corporation’s share of HOVENSA’s income after income taxes was $63 million in the second quarter of 2006 compared with income of $66 million in the second quarter of 2005. The decrease was primarily due to lower charge rates, resulting from a combination of planned and unplanned maintenance. For the first half of 2006, the Corporation’s share of HOVENSA’s after-tax income was $62 million compared with $97 million in the first half of 2005, reflecting lower charge rates.
     Interest income after income taxes on the PDVSA note was $2 million in the second quarter and $5 million in the first half of 2006 compared with $3 million in the second quarter and $7 million in the first half of 2005. At June 30, 2006, the remaining balance of the PDVSA note was $182 million, which is scheduled to be fully repaid by February 2009.
     Port Reading’s after tax earnings were $40 million in the second quarter and $59 million in the first half of 2006 compared with $7 million in the second quarter and $14 million in the first half of 2005. The increase reflects higher margins and sales volumes. In the first quarter of 2005, the Port Reading facility was shutdown for planned maintenance.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three months		Six months
	capacity	ended June 30		ended June 30
	(thousands of	2006	2005	2006	2005
	barrels per day)
HOVENSA
Crude	500	85.9%	100.1%	85.0%	95.0%
Fluid catalytic cracker	150	87.3%	93.3%	76.9%	75.3%
Coker	58	73.2%	100.9%	79.4%	96.9%
Port Reading	65	96.9%	89.2%	97.8%	72.8%
     Marketing: Marketing earnings, which consist principally of retail gasoline and energy marketing activities, were $15 million in the second quarter of 2006 and $28 million in the first half of 2006 compared with $14 million in the second quarter and $27 million in the first half of 2005. Retail gasoline operations generated losses in the second quarter and first half of 2006 as wholesale prices rose more quickly than retail prices. Retail gasoline operations were slightly profitable in the second quarter of 2005, but generated a loss in the first half of 2005. Earnings from energy marketing activities increased slightly in the second quarter and first half of 2006 compared with the corresponding periods of 2005. Total refined product sales volumes were 466,000 barrels per day in the first half of 2006 and 448,000 barrels per day in the first half of 2005.
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to a loss of $1 million in the second quarter of 2006 and income of $15 million in the first half of 2006 compared with earnings of $7 million in the second quarter and $15 million in the first half of 2005.
     The Corporation’s future Marketing and Refining earnings may be impacted by volatility in marketing and refining margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.
Corporate
     After-tax corporate expenses were $29 million in the second quarter of 2006 and $52 million in the first half of 2006 compared with $28 million in the second quarter and $97 million in the first half of 2005. Results for the second quarter of 2005 include net expenses of $7 million ($10 million before income taxes) for premiums on bond repurchases. The results for the first half of 2005 also include an income tax charge of $41 million related to repatriation of foreign earnings under the American Jobs Creation Act of 2004. Excluding these items, the increase in corporate expenses in 2006 compared to 2005 reflects the expensing of stock options commencing January 1, 2006 and increases in the costs of insurance and other employee benefit costs.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (Continued)
Interest
     Interest expense was as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Total interest incurred	$70	$76	$151	$151
Less capitalized interest	26	22	50	36

Interest expense before income taxes	44	54	101	115
Less income taxes	16	20	36	43

After-tax interest expense	$28	$34	$65	$72

     After-tax interest expense for the full year of 2006 is anticipated to be lower than the 2005 amount, primarily due to increased capitalized interest and lower average interest rates on outstanding borrowings.
Sales and Other Operating Revenues
     Sales and other operating revenues increased by 35% in the second quarter and 40% in the first half of 2006 compared with the corresponding periods of 2005. This increase principally reflects increased selling prices of crude oil, natural gas and refined products and reduced crude oil hedge positions. The increase in cost of goods sold reflects the increased costs of refined products purchased.
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	June 30,	December 31,
	2006	2005
Cash and cash equivalents	$486	$315
Short-term debt and current maturities of long-term debt	95	26
Total debt	3,774	3,785
Stockholders’ equity	7,158	6,286
Debt to capitalization ratio*	34.5%	37.6%

*	Total debt as a percentage of the sum of total debt plus stockholders’ equity.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
Cash Flows: The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Six months ended
	June 30
	2006	2005
Net cash provided by (used in):
Operating activities	$1,884	$1,067
Investing activities	(1,609)	(924)
Financing activities	(104)	(104)

Net increase (decrease) in cash and cash equivalents	$171	$39

     Operating Activities: Net cash provided by operating activities including changes in operating assets and liabilities totaled $1,884 million in the first half of 2006, an increase of $817 million compared with the same period of 2005, reflecting higher earnings and an increased distribution from HOVENSA. In the first half of 2006, the Corporation received a cash distribution of $200 million from HOVENSA compared with $112 million in 2005.
     Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Six months ended
	June 30
	2006	2005
Exploration and Production
Exploration	$345	$118
Production and development	982	727
Asset acquisitions, including undeveloped lease costs	693	66

	2,020	911
Marketing and Refining	75	48

Total	$2,095	$959

     Capital expenditures in the first half of 2006 include payments of $260 million related to the Corporation’s re-entry into its former oil and gas production operations in the Waha concessions in Libya and $413 million to acquire a 55% working interest in the West Med Block in Egypt.
     Proceeds from asset sales totaled $444 million in the first half of 2006, including the sale of the Corporation’s interests in certain producing properties in the Permian Basin and onshore Gulf Coast. Proceeds from asset sales totaled $3 million in the first half of 2005.
     Financing Activities: The Corporation reduced debt by $11 million during the first half of 2006 compared with $49 million in the first half of 2005. Dividends paid were $108 million in the first half of 2006 compared with $107 million in the first half of 2005. During the first half of 2006, the Corporation received proceeds related to the exercise of stock options totaling $15 million compared with $52 million in the same period of 2005.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
Future Capital Requirements and Resources: The Corporation anticipates that its capital and exploratory expenditures, excluding additional acquisitions, will be approximately $4.1 billion to $4.3 billion during 2006. The Corporation expects that it will fund its 2006 operations, including capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand and cash flow from operations. If necessary, unused borrowing capacity is available on the revolving credit facility.
     In May 2006, the Corporation amended and restated its existing syndicated, revolving credit facility to increase the credit line to $3 billion from $2.5 billion and extend the term to May 2011 from December 2009. The facility can be used for borrowings and letters of credit. Current borrowings under the amended facility bear interest at .525% above the London Interbank Offered Rate and a facility fee of .125% per annum is payable on the amount of the credit line. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The restrictions on the amount of total borrowings and cash dividends remain unchanged.
     A loan agreement covenant allows the Corporation to borrow up to an additional $8.2 billion for the construction or acquisition of assets at June 30, 2006. The maximum amount of dividends or stock repurchases that can be paid from borrowings under this covenant is $3.1 billion at June 30, 2006.
     Outstanding letters of credit, principally relating to hedging activities were as follows (in millions):

	June 30,	December 31,
	2006	2005
Lines of Credit
Revolving credit facility	$312	$28
Committed short-term letter of credit facilities	1,875	1,675
Uncommitted lines	1,033	982

	$3,220	$2,685

     At June 30, 2006, the Corporation has $2,138 million available under the amended and restated revolving credit facility and has additional unused lines of credit of $785 million, primarily for letters of credit, under uncommitted arrangements with banks. The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
Off-Balance Sheet Arrangements: The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $480 million at June 30, 2006. The Corporation’s June 30, 2006 debt to capitalization ratio would increase from 34.5% to 37.3% if the leases were included as debt.
Contingencies and Other: At January 1, 2006, the Corporation had an accrual of $31 million for the costs of vacated office space. In the first half of 2006, the Corporation recorded an additional $30 million charge for vacated leased office space ($18 million after income taxes) and made payments of $5 million. At June 30, 2006, the Corporation had a remaining accrual of $56 million for vacated office space.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At June 30, 2006, the guarantee amounted to $377 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
     In December 2005, the Minerals Management Service (MMS) issued an order to the Corporation to pay royalties on certain deep water exploration leases in the Gulf of Mexico held by the Corporation subject to the Deep Water Royalty Relief Act of 1995. The Corporation is paying all royalties as demanded by the MMS for these leases.
Stock Split
     On May 3, 2006, the Corporation’s shareholders voted to increase the number of authorized common shares from 200 million to 600 million and the board of directors declared a three-for-one stock split. The stock split was completed in the form of a stock dividend that was issued on May 31, 2006 to shareholders of record on May 17, 2006. The common share par value remained at $1.00 per share. All common share and per share amounts in the financial statements and notes and management’s discussion and analysis are on an after-split basis for all periods presented.

PART I — FINANCIAL INFORMATION (CONT’D.)
New Accounting Pronouncements
     Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R). This standard requires that the fair value of all stock based compensation to employees, including grants of stock options, be expensed over the vesting period. Through December 31, 2005, the Corporation used the intrinsic value method to account for employee stock options. Because the exercise prices of employee stock options equaled or exceeded the market price of the stock on the date of grant, the Corporation did not recognize compensation expense under the intrinsic value method. See Note 10 to the consolidated financial statements.
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Corporation is currently evaluating the requirements and will adopt the provisions of FIN 48 on January 1, 2007.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)
Non-Trading: The Corporation’s Exploration and Production segment uses derivative instruments to fix the selling prices of a portion of its future production and the related gains or losses are an integral part of its selling prices. Following is a summary of the Corporation’s outstanding crude oil hedges at June 30, 2006:

	Brent Crude Oil
	Average	Thousands
	Selling	of Barrels
Maturities	Price	per Day
2006
Third quarter	$27.96	30
Fourth quarter	27.75	30
2007	25.85	24
2008	25.56	24
2009	25.54	24
2010	25.78	24
2011	26.37	24
2012	26.90	24
     There were no hedges of WTI crude oil or natural gas production at June 30, 2006. As market conditions change, the Corporation may adjust its hedge positions. The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses derivative instruments to manage the risk in its marketing activities.
     Accumulated other comprehensive income (loss) at June 30, 2006 includes after-tax unrealized deferred losses of $1,689 million primarily related to crude oil contracts used as hedges of Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.
     The Corporation estimates that at June 30, 2006, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $79 million ($93 million at December 31, 2005). The results may vary from time to time as hedge levels change.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)
     Total realized gains for the first half of 2006 amounted to $399 million compared with $55 million of realized gains for the first half of 2005. The following table provides an assessment of the factors affecting the changes in fair value of trading activities and represents 100% of the trading partnership and other trading activities (in millions):

	2006	2005
Fair value of contracts outstanding at January 1	$1,109	$184
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at June 30	(167)	16
Reversal of fair value for contracts closed during the period	(148)	71
Fair value of contracts entered into during the period and still outstanding	(96)	96

Fair value of contracts outstanding at June 30	$698	$367

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
     The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at June 30, 2006 (in millions):

		Instruments Maturing
					2009
					and
Source of Fair Value	Total	2006	2007	2008	beyond
Prices actively quoted	$711	$171	$234	$128	$178
Other external sources	(20)	(9)	(4)	(9)	2
Internal estimates	7	—	4	2	1

Total	$698	$162	$234	$121	$181

     The Corporation estimates that at June 30, 2006, the value-at-risk for trading activities was $19 million ($18 million at December 31, 2005). The results may change from time to time as strategies change to capture potential market rate movements.

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at June 30, 2006 (in millions):

Investment grade determined by outside sources	$349
Investment grade determined internally (*)	100
Less than investment grade	49

Fair value of net receivables outstanding at end of period	$498

(*)	Based on information provided by counterparties and other available sources.
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
Item 4. Controls and Procedures
     Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2006, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2006.
     There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of the Registrant was held on May 3, 2006. The Inspectors of Election reported that 83,784,599 shares of common stock of the Registrant were represented in person or by proxy at the meeting, constituting 90% of the votes entitled to be cast. At the meeting, stockholders voted on:
•	The election of four nominees for the Board of Directors for the three-year term expiring in 2009.

•	The ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ended December 31, 2006.

•	A proposal to amend the Registrant’s Restated Certificate of Incorporation to change the name of the Registrant to Hess Corporation.

•	A proposal to amend the Registrant’s Restated Certificate of Incorporation to increase the number of shares of common stock that the Registrant has authority to issue to 600,000,000 and the total number of shares of all classes of stock which the Registrant has authority to issue to 620,000,000 shares.

•	A proposal to approve a performance incentive plan for senior officers of the Registrant.
With respect to the election of directors, the inspectors of election reported as follows:

	For	Withhold Authority to Vote
Name	Nominee Listed	For Nominee Listed
J.B. Hess	81,998,344	1,786,255
C.G. Matthews	82,736,408	1,048,191
R. Lavizzo-Mourey	82,720,272	1,064,327
E.H. von Metzsch	82,689,343	1,095,256
     The inspectors reported that 82,447,550 votes were cast for the ratification of the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2006, votes cast against said ratification were 926,001 and holders of 411,048 votes abstained.
     The inspectors reported that 83,182,734 votes were cast for the proposed amendment to the Restated Certificate of Incorporation to change the name of the Registrant, 202,148 votes were cast against said proposal and holders of 399,717 votes abstained. There were no broker non-votes with respect to this matter.

PART II — OTHER INFORMATION (CONT’D.)
     The inspectors reported that 75,546,699 votes were cast for the proposed amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 600,000,000 shares and the number of shares of all classes of stock to 620,000,000 shares, 7,819,103 votes were cast against said proposal and holders of 418,797 votes abstained. There were no broker non-votes with respect to this matter.
     The inspectors reported that 79,424,167 votes were cast for the proposal to approve the performance incentive plan for senior officers, 3,897,157 votes were cast against said proposal and holders of 463,275 votes abstained. There were no broker non-votes with respect to this matter.
Item 6. Exhibits and Reports on Form 8-K
a. Exhibits
(3)	Restated Certificate of Incorporation of Registrant, including amendment thereto dated May 3, 2006.

(4)	Five-Year Credit Agreement dated as of December 10, 2004, as amended and restated as of May 12, 2006 among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A., as lender and administrative agent, and the other lenders party thereto.

(10)	Performance Incentive Plan for Senior Officers.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b)) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b)) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
b. Reports on Form 8-K
          During the quarter ended June 30, 2006, Registrant filed three reports on Form 8-K:
(i)	Filing dated April 26, 2006 reporting under Items 2.02 and 9.01 a news release dated April 26, 2006 reporting results for the first quarter of 2006.

(ii)	Filing dated May 3, 2006 reporting under Item 1.01 the adoption of the Performance Plan for Senior Officers and under Item 5.03 reporting amendments to Registrant’s Restated Certificate of Incorporation to change its name to Hess Corporation and increase the authorized common stock to 600,000,000 shares.

(iii)	Filing dated May 12, 2006 reporting under Item 1.01 the entry into an amended and restated revolving credit agreement.

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

Date: August 7, 2006