Form 10-Q
period 2006-09-30
HESS CORP
filed 2006-11-02
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At September 30, 2006, there were 281,157,915 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(in millions of dollars, except per share data)

	Three Months		Nine Months
	ended September 30		ended September 30
	2006	2005	2006	2005
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$7,035	$5,769	$20,912	$15,688
Non-operating income
Equity in income of HOVENSA L.L.C.	70	151	171	309
Gain on asset sales	—	—	369	18
Other, net	25	36	59	93

Total revenues and non-operating income	7,130	5,956	21,511	16,108

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	4,899	4,424	14,854	11,674
Production expenses	323	256	892	722
Marketing expenses	230	202	686	604
Exploration expenses, including dry holes and lease impairment	221	91	412	310
Other operating expenses	34	31	95	100
General and administrative expenses	115	83	354	254
Interest expense	49	54	150	169
Depreciation, depletion and amortization	323	251	871	767

Total costs and expenses	6,194	5,392	18,314	14,600

Income before income taxes	936	564	3,197	1,508
Provision for income taxes	639	292	1,640	718

NET INCOME	$297	$272	$1,557	$790

Preferred stock dividends	12	12	36	36

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$285	$260	$1,521	$754

NET INCOME PER SHARE*
BASIC	$1.03	$.95	$5.52	$2.77
DILUTED	.94	.87	4.93	2.54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)*	316.0	313.2	315.5	311.4

COMMON STOCK DIVIDENDS PER SHARE*	$.10	$.10	$.30	$.30

*	Weighted average number of shares and per-share amounts in all periods reflect the impact of a 3-for-1 stock split on May 31, 2006.
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions of dollars, thousands of shares)

	September 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$546	$315
Accounts receivable	3,229	3,655
Inventories	1,234	855
Other current assets	246	465

Total current assets	5,255	5,290

INVESTMENTS AND ADVANCES
HOVENSA L.L.C.	1,088	1,217
Other	191	172

Total investments and advances	1,279	1,389

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	22,169	19,464
Less reserves for depreciation, depletion, amortization and lease impairment	10,227	9,952

Property, plant and equipment — net	11,942	9,512

NOTE RECEIVABLE	91	152
GOODWILL	1,249	977
DEFERRED INCOME TAXES	1,501	1,544
OTHER ASSETS	310	251

TOTAL ASSETS	$21,627	$19,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,626	$4,995
Accrued liabilities	1,224	1,029
Taxes payable	508	397
Current maturities of long-term debt	29	26

Total current liabilities	6,387	6,447

LONG-TERM DEBT	3,746	3,759
DEFERRED INCOME TAXES	2,103	1,401
ASSET RETIREMENT OBLIGATIONS	864	564
OTHER LIABILITIES	797	658

Total liabilities	13,897	12,829

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
7% cumulative mandatory convertible series
Authorized and outstanding — 13,500 shares ($675 million liquidation preference)	14	14
3% cumulative convertible series
Authorized — 330 shares
Outstanding — 324 shares ($16 million liquidation preference)	—	—
Common stock*, par value $1.00
Authorized — 600,000 shares
Outstanding — 281,158 shares at September 30, 2006;
279,197 shares at December 31, 2005	281	279
Capital in excess of par value*	1,686	1,656
Retained earnings	7,351	5,914
Accumulated other comprehensive loss	(1,602)	(1,526)
Deferred compensation	—	(51)

Total stockholders’ equity	7,730	6,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,627	$19,115

*	Common stock and Capital in excess of par value as of December 31, 2005 are restated to reflect the impact of a 3-for-1 stock split on May 31, 2006.
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Nine Months ended September 30
(in millions of dollars)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,557	$790
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	871	767
Exploratory dry hole costs	192	161
Lease impairment	79	57
Pre-tax gain on asset sales	(369)	(18)
Provision (benefit) for deferred income taxes	283	(127)
Distributed (undistributed) earnings of HOVENSA L.L.C., net	129	(34)
Changes in other operating assets and liabilities	(30)	(45)

Net cash provided by operating activities	2,712	1,551

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,883)	(1,616)
Proceeds from asset sales	444	3
Payment received on note receivable	61	60
Other	20	18

Net cash used in investing activities	(2,358)	(1,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	21	104
Repayments	(31)	(152)
Cash dividends paid	(148)	(147)
Stock options exercised	35	61

Net cash used in financing activities	(123)	(134)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231	(118)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	315	877

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$546	$759

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Basis of Presentation and Recently Issued Accounting Pronouncements

On May 3, 2006, Amerada Hess Corporation changed its name to Hess Corporation (the Corporation).

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at September 30, 2006 and December 31, 2005 and the consolidated results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 and the consolidated cash flows for the nine month periods ended September 30, 2006 and 2005. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R). FAS 123R requires that the fair value of all stock based compensation to employees, including grants of stock options, be expensed over the vesting period. Through December 31, 2005, the Corporation used the intrinsic value method to account for employee stock options. Because the exercise prices of employee stock options equaled or exceeded the market price of the stock on the date of grant, the Corporation did not recognize compensation expense under the intrinsic value method. See note 10 to the consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. FAS 158 also requires additional disclosure about certain effects on net periodic benefit costs that arise from delayed recognition of actuarial gains and losses and prior service costs and credits. As required, the Corporation plans to prospectively adopt the provisions of FAS 158 on December 31, 2006. The Corporation is currently evaluating the impact of adoption on its financial statements. However, if the Corporation had adopted FAS 158 on January 1, 2006, it would have decreased stockholders’ equity by approximately $100 million through an adjustment to accumulated other comprehensive loss.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. The Corporation is currently evaluating the impact of adoption on its

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
financial statements but does not expect a material change to its financial position. As required, the Corporation will adopt the provisions of FIN 48 on January 1, 2007.

In September 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP eliminates the accrue-in-advance method of accounting for planned major maintenance. As a result, the Corporation will recognize expenses associated with refinery turnarounds when such costs are incurred. The Corporation will retrospectively change its method of accounting for refinery turnarounds on January 1, 2007, the effective date of this pronouncement. The change is not expected to have a material effect on the Corporation’s financial position or cash flows, but will impact the timing of recognition of major maintenance expenses in the results of operations.
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

The following table summarizes the preliminary allocation of the purchase price to assets and liabilities acquired (in millions):

Property, plant and equipment and other	$366
Goodwill	236

Total assets acquired	602

Deferred tax liabilities	(236)

Net assets acquired	$366

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The goodwill recorded in this transaction relates to the deferred tax liability recorded for the difference in book and tax bases of the assets acquired. The goodwill is not expected to be deductible for income tax purposes. The primary reason for the Libyan investment was to acquire long-lived crude oil reserves. Production from Libya averaged 23,000 barrels of oil equivalent per day in the nine months ended September 30, 2006 and liftings commenced in the second quarter.

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

In the first quarter of 2006, the Corporation completed the sale of its interests in certain producing properties located in the Permian Basin in Texas and New Mexico for $358 million. This asset sale resulted in an after-tax gain of $186 million ($289 million before income taxes). These assets were producing at a combined net rate of approximately 5,500 barrels of oil equivalent per day.

In June 2006, the Corporation completed the sale of certain U.S. Gulf Coast onshore oil and gas producing assets for $86 million resulting in an after-tax gain of $50 million ($80 million before income taxes). These assets were producing at a combined net rate of approximately 2,600 barrels of oil equivalent per day.

4.	Inventories

Inventories consist of the following (in millions):

	September 30,	December 31,
	2006	2005
Crude oil and other charge stocks	$261	$161
Refined and other finished products	1,411	1,149
Less LIFO adjustment	(725)	(656)

	947	654
Merchandise, materials and supplies	287	201

Total inventories	$1,234	$855

During the first quarter of 2005, the Corporation liquidated LIFO inventories, which decreased cost of products sold by approximately $11 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	Refining Joint Venture

The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method.

Summarized financial information for HOVENSA follows (in millions):

	September 30,	December 31,
	2006	2005
Summarized balance sheet

Cash and short-term investments	$578	$875
Other current assets	804	814
Net fixed assets	2,063	1,950
Other long-term assets	34	39
Current liabilities	(1,021)	(996)
Long-term debt	(252)	(252)
Other long-term liabilities	(86)	(57)

Partners’ equity	$2,120	$2,373

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Summarized income statement

Total revenues	$3,338	$2,806	$9,086	$7,622
Costs and expenses	(3,196)	(2,502)	(8,739)	(7,000)

Net income	$142	$304	$347	$622

Hess Corporation’s share, before income taxes	$70	$151	$171	$309

During the first nine months of 2006 and 2005, the Corporation received cash distributions from HOVENSA of $300 million and $275 million, respectively.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.	Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the nine months ended September 30, 2006 (in millions):

Beginning balance at January 1	$244
Additions to capitalized exploratory well costs pending the determination of proved reserves	262
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(141)

Ending balance at September 30	$365

The preceding table excludes dry hole costs of $192 million related to exploration wells that were drilled and expensed within the first nine months of 2006. Capitalized exploratory well costs greater than one year old after completion of drilling were $61 million as of September 30, 2006 and $150 million as of December 31, 2005.

7.	Long-Term Debt

In May 2006, the Corporation amended and restated its existing syndicated, revolving credit facility to increase the credit line to $3 billion from $2.5 billion and extend the term to May 2011 from December 2009. This facility can be used for borrowings and letters of credit. Current borrowings under the amended facility bear interest at .525% above the London Interbank Offered Rate and a facility fee of .125% per annum is payable on the amount of the credit line. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The restrictions on the amount of total borrowings and cash dividends remain unchanged.

Capitalized interest on development projects amounted to the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Capitalized interest	$25	$22	$75	$57

8.	Foreign Currency

Pre-tax foreign currency gains (losses) amounted to the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Foreign currency gains (losses)	$(2)	$5	$11	$(1)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.	Pension Plans

Components of pension expense consisted of the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Service cost	$9	$9	$26	$23
Interest cost	17	15	49	43
Expected return on plan assets	(18)	(16)	(49)	(43)
Amortization of prior service cost	—	1	1	2
Amortization of net loss	8	6	20	18

Pension expense	$16	$15	$47	$43

In 2006, the Corporation expects to contribute $40 million to its funded pension plans and $20 million to the trust established for its unfunded pension plan. Through September 30, 2006, the Corporation contributed $25 million to its funded pension plans and $20 million to the trust for its unfunded pension plan.
10.	Share-based Compensation

The Corporation has elected to use the modified prospective application method for the adoption of FAS 123R. Under this method, compensation cost includes expense for restricted stock, previously awarded unvested stock options outstanding at January 1, 2006 based on the grant date fair-values used for disclosure purposes under previous accounting requirements, and stock options awarded subsequent to January 1, 2006 determined under the provisions of FAS 123R.

For the nine months ended September 30, 2006, share-based compensation expense was $49 million ($32 million after income taxes), of which $22 million ($14 million after income taxes) related to stock options and the remainder related to restricted stock. Stock option expense recorded in the first nine months of 2006 reduced basic and diluted earnings per share by $.05 and $.04, respectively. If FAS 123R had been adopted on January 1, 2005, pro-forma net income for the nine months ended September 30, 2005 would have been $776 million (compared with reported net income of $790 million) and diluted earnings per share would have been $2.49 per share (compared with reported diluted earnings per share of $2.54). The cumulative effect on prior years of this change in accounting principle was immaterial.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Corporation’s stock option activity in the nine months ended September 30, 2006 consisted of the following:

		Weighted Average
	Options	Exercise Price Per Share
	(Thousands)
Outstanding at January 1, 2006	11,451	$24.09
Granted	2,804	49.55
Exercised	(1,080)	22.81
Forfeited	(85)	38.69

Outstanding at September 30, 2006	13,090	$29.56

Exercisable at September 30, 2006	7,005	$22.09

The intrinsic value of outstanding options and exercisable options at September 30, 2006 was $155 million and $135 million, respectively. At September 30, 2006, assuming forfeitures of 2% per year, the number of outstanding options that are expected to vest is 12,903,000 shares with a weighted average exercise price of $29.40 per share. At September 30, 2006 the weighted average remaining term of exercisable options was 6 years and the remaining term of all outstanding options was 7 years.

The Corporation uses the Black-Scholes model to estimate the fair value of employee stock options. The following weighted average assumptions were utilized for stock options awarded for the nine months ended September 30:

	2006	2005
Risk free interest rate	4.53%	3.94%
Stock price volatility	.321	.300
Dividend yield	.81%	1.31%
Expected term in years	5	7
Weighted average fair value per option granted	$16.54	$10.48
The assumption above for the risk free interest rate is based on the expected terms of the options and is obtained from published sources. The stock price volatility is determined from historical experience using the same period as the expected terms of the options. The expected stock option term is based on historical exercise patterns and the expected future holding period.

\

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Corporation’s restricted stock activity in the first nine months of 2006 consisted of the following:

	Shares of Restricted	Weighted-Average
	Common Stock Awarded	Price on Date of Grant
	(Thousands)
Outstanding at January 1, 2006	4,363	$22.32
Granted	958	50.51
Distributed	(102)	26.96
Forfeited	(62)	28.84

Outstanding at September 30, 2006	5,157	$27.39

At September 30, 2006, the number of common shares reserved for issuance under the 1995 Long-Term Incentive Plan is as follows (in thousands):

Total common shares reserved for issuance	24,846
Less: stock options outstanding	13,090

Available for future awards of restricted stock and stock options	11,756

Based on restricted stock and stock option awards outstanding at September 30, 2006, unearned compensation expense, before income taxes, will be recognized as follows: remainder of 2006 — $18 million, 2007 — $56 million and 2008 — $33 million.

11.	Provision for Income Taxes
The provision for income taxes consisted of the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Current	$546	$302	$1,357	$845
Deferred	48	(10)	238	(122)
Adjustment of deferred tax liability for foreign income tax rate change	45	—	45	(5)

Total	$639	$292	$1,640	$718

In July 2006, the United Kingdom increased by 10% the supplementary tax on petroleum operations with an effective date of January 1, 2006. As a result, in the third quarter of 2006 the Corporation recorded a charge of $105 million consisting of an incremental income tax of $60 million on operating earnings for the first half of 2006 and $45 million to adjust the United Kingdom deferred tax liability.

In the third quarter, the Algerian government amended its hydrocarbon laws to introduce a windfall profits tax ranging from 5% to 50% on profits in excess of $30 per barrel for Brent crude oil applicable to foreign companies with which it has entered into Production Sharing Contracts. The detailed regulations for calculating the tax have not been issued by the Algerian Government. Until these regulations are published it is not possible to reasonably estimate the financial impact on the Corporation.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine-month periods ended September 30, 2005, income taxes include charges of $31 million and $72 million, respectively, related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

12.	Stockholders’ Equity and Weighted Average Common Shares

At September 30, 2006, the Corporation has outstanding 13,500,000 shares of 7% cumulative mandatory convertible preferred stock (“7% Preferred”). The 7% Preferred has a liquidation preference of $675 million ($50 per share). After adjustment for the stock split, the following conversion terms apply to the 7% Preferred. Each 7% Preferred share will automatically convert on December 1, 2006 into 2.4915 to 3.0897 shares of common stock, depending on the average closing price of the Corporation’s common stock over a 20-day period before conversion. The conversion rate will be 2.4915 shares of common stock for each share of 7% Preferred, if the common stock price is $20.07 or greater, and up to 3.0897 shares of common stock for each preferred share, if the common stock price is lower. Holders of the 7% Preferred have the right to convert their shares at any time prior to December 1, 2006 at the rate of 2.4915 shares of common stock for each preferred share converted.

At September 30, 2006, the Corporation has outstanding 323,715 shares of 3% cumulative convertible preferred stock (“3% Preferred”) which carry a liquidation value of $16 million ($50 per share). After adjustment for the stock split, each share of the 3% Preferred is convertible at the option of the holder into 1.8783 shares of common stock.

The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005(*)	2006	2005(*)
Common shares — basic	275,680	273,575	275,320	272,250
Effect of dilutive securities:
Convertible preferred stock	34,243	34,248	34,243	34,249
Stock options	3,237	2,560	3,187	2,285
Restricted common stock	2,889	2,851	2,701	2,582

Common shares — diluted	316,049	313,234	315,451	311,366

(*)	Restated for three-for-one stock split issued on May 31, 2006.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.	Comprehensive Income

Comprehensive income (loss) was as follows (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Net income	$297	$272	$1,557	$790
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	102	282	257	699
Net change in fair value of cash flow hedges	186	(276)	(356)	(1,513)
Change in foreign currency translation adjustment	(10)	(1)	23	(24)

Comprehensive income (loss)	$575	$277	$1,481	$(48)

The Corporation reclassifies hedging gains and losses included in other comprehensive income (loss) to earnings at the time the hedged transactions are recognized. Hedging decreased Exploration and Production results by $81 million ($128 million before income taxes) in the third quarter of 2006 and $294 million ($479 million before income taxes) in the third quarter of 2005. Hedging decreased Exploration and Production results by $228 million ($357 million before income taxes) in the nine months ended September 30, 2006 and $720 million ($1,150 million before income taxes) in the nine months ended September 30, 2005.

At September 30, 2006, accumulated other comprehensive income (loss) included after-tax unrealized deferred losses of $1,403 million primarily related to crude oil contracts used as hedges of future Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.	Segment Information

The Corporation’s results by operating segment were as follows (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Operating revenues
Exploration and Production (*)	$1,736	$1,077	$5,085	$3,236
Marketing and Refining	5,360	4,774	16,051	12,703

Total (**)	$7,096	$5,851	$21,136	$15,939

Net income (loss)
Exploration and Production	$206	$235	$1,413	$760
Marketing and Refining	153	125	323	286
Corporate, including interest	(62)	(88)	(179)	(256)

Total	$297	$272	$1,557	$790

(*)	Includes transfers to affiliates of $61 million and $82 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $224 million and $251 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

(**)	Operating revenues are reported net of excise and similar taxes of approximately $456 million and $470 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $1,362 million and $1,418 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.
Identifiable assets by operating segment were as follows (in millions):

	September 30,	December 31,
	2006	2005
Exploration and Production	$13,838	$10,961
Marketing and Refining	5,892	6,337
Corporate	1,897	1,817

Total	$21,627	$19,115

PART I — FINANCIAL INFORMATION (CONT’D)
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

On May 3, 2006, Amerada Hess Corporation changed its name to Hess Corporation (the Corporation) and declared a three-for-one stock split in the form of a stock dividend that was issued on May 31, 2006. The Corporation is a global integrated energy company that operates in two segments, Exploration and Production and Marketing and Refining. The Exploration and Production segment explores for, develops, produces and sells crude oil and natural gas. The Marketing and Refining segment manufactures, purchases, trades and markets refined petroleum products and other energy products. Net income was $297 million for the third quarter of 2006, compared with $272 million for the third quarter of 2005.

Exploration and Production: Exploration and Production net income was $206 million for the third quarter of 2006, compared with $235 million in the third quarter of 2005. The third quarter 2006 results include a $105 million charge related to a United Kingdom supplementary tax enacted in July 2006. Worldwide crude oil and natural gas production was 352,000 barrels of oil equivalent per day (boepd) in the third quarter of 2006 compared with 312,000 boepd in the same period of 2005. The Corporation anticipates that its production for the full year of 2006 will be approximately 360,000 boepd.

The following is an update of Exploration and Production activities during the third quarter of 2006:
•	The Okume Complex and Phu Horm developments in Equatorial Guinea and Thailand, respectively, are both on schedule to commence production in the first quarter of 2007.

•	The Pangkah development in Indonesia is expected to begin production in the second quarter of 2007.

•	The Tubular Bells appraisal well on Mississippi Canyon Block 682 (Hess 20%) successfully encountered hydrocarbons approximately 5 miles from the initial discovery well. The operator intends to drill two sidetrack wells which will further delineate the field.

•	The Corporation recorded dry hole costs of $152 million ($93 million after-tax), primarily associated with two deepwater Gulf of Mexico exploration wells.

PART I — FINANCIAL INFORMATION (CONT’D)
       Overview (Continued)
•	Drilling of the sidetrack well at the Corporation’s Pony discovery on Green Canyon Block 468 commenced at the end of September 2006 and will target the prospective section about 4,000 feet northeast of the discovery well.
Marketing and Refining: Marketing and Refining earnings were $153 million for the third quarter of 2006, compared with $125 million in the third quarter of 2005. The increase in the third quarter of 2006 principally reflects higher marketing earnings resulting from stronger margins which were partially offset by lower refining earnings due to lower refined product margins.

Results of Operations

The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Exploration and Production	$206	$235	$1,413	$760
Marketing and Refining	153	125	323	286
Corporate	(31)	(54)	(83)	(151)
Interest expense	(31)	(34)	(96)	(105)

Net income	$297	$272	$1,557	$790

Net income per share (diluted)	$0.94	$0.87 *	$4.93	$2.54 *

(*)	Restated for three-for-one stock split issued on May 31, 2006.
Items Affecting Comparability Between Periods

The following items of income (expense), on an after-tax basis, affect the comparability of earnings between periods (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Exploration and Production
Gains from asset sales	$—	$—	$236	$11
Income tax adjustments	(105)	—	(45)	11
Accrued office closing costs	—	—	(18)	—
Hurricane related costs	—	(14)	—	(14)
Legal settlement	—	—	—	11
Corporate
Tax on repatriated earnings	—	(31)	—	(72)
Premiums on bond repurchases	—	—	—	(7)

	$(105)	$(45)	$173	$(60)

PART I — FINANCIAL INFORMATION (CONT’D)

Results of Operations (Continued)

In July 2006, the United Kingdom increased by 10% the supplementary tax on petroleum operations with an effective date of January 1, 2006. As a result, in the third quarter of 2006 the Corporation recorded a charge of $105 million consisting of an incremental income tax of $60 million on operating earnings for the first half of 2006 and $45 million to adjust the United Kingdom deferred tax liability. For the nine months ended September 30, 2006, only the one-time adjustment to the deferred tax liability of $45 million is included as an item affecting comparability between periods.

The gain from asset sales for the nine months ended September 30, 2006 relates to the sale of certain United States producing properties located in the Permian Basin and Gulf Coast. The results for the first nine months of 2006 also include a charge for vacated leased office space.

Earnings in the third quarter of 2005 include a charge of $14 million ($22 million before income taxes) resulting from hurricane related expenses. Substantially all of the pre-tax costs were recorded in production expenses. The Corporation recorded income tax charges of $31 million in the third quarter of 2005 and $72 million in the first nine months of 2005 related to the repatriation of $600 million and $1.9 billion, respectively, of foreign earnings under the American Jobs Creation Act of 2004.

In this discussion, the financial effects of certain transactions are disclosed on an after-tax basis. Management reviews segment earnings on an after-tax basis and uses after-tax amounts in its review of variances in segment earnings. Management believes that after-tax amounts are a preferable method of explaining variances in earnings, since they show the entire effect of a transaction rather than only the pre-tax amount. After-tax amounts are determined by applying the appropriate income tax rate in each tax jurisdiction to pre-tax amounts.

PART I — FINANCIAL INFORMATION (CONT’D)
Results of Operations (Continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s Exploration and Production operations (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Sales and other operating revenues	$1,665	$1,042	$4,842	$3,110
Non-operating income	15	16	407	63

Total revenues	1,680	1,058	5,249	3,173

Costs and expenses
Production expenses, including related taxes	323	256	892	722
Exploration expenses, including dry holes and lease impairment	221	91	412	310
General, administrative and other expenses	46	32	163	100
Depreciation, depletion and amortization	306	236	823	724

Total costs and expenses	896	615	2,290	1,856

Results of operations before income taxes	784	443	2,959	1,317
Provision for income taxes	578	208	1,546	557

Results of operations	$206	$235	$1,413	$760

After considering the items affecting comparability between periods, the remaining changes in Exploration and Production earnings are primarily attributable to changes in selling prices, sales volumes and operating costs and exploration expenses, as discussed below.

Selling prices: Higher average selling prices and reduced crude oil hedge positions increased Exploration and Production revenues by approximately $465 million in the third quarter and $1,650 million in the first nine months of 2006 compared with the corresponding periods of 2005. The Corporation’s average selling prices were as follows:

PART I — FINANCIAL INFORMATION (CONT’D)
       Results of Operations (Continued)

	Three months		Nine months
	ended September 30		ended September 30
Average selling prices	2006	2005	2006	2005

Crude oil — per barrel (including hedging)
United States	$65.41	$34.86	$62.22	$33.10
Europe	59.97	34.59	58.41	33.00
Africa	54.52	35.16	51.86	31.34
Asia and other	67.24	62.04	64.39	54.25
Worldwide	58.81	35.74	57.10	33.13

Crude oil — per barrel (excluding hedging)
United States	$65.41	$58.32	$62.22	$50.16
Europe	62.79	59.47	60.85	51.93
Africa	66.43	59.30	65.52	50.54
Asia and other	67.24	62.04	64.39	54.25
Worldwide	64.73	59.28	62.75	51.23

Natural gas liquids — per barrel
United States	$49.17	$40.90	$47.07	$35.98
Europe	50.30	36.77	48.50	34.40
Worldwide	49.54	39.92	47.51	35.53

Natural gas — per Mcf
United States	$5.99	$8.53	$6.68	$6.94
Europe	5.37	4.12	6.47	4.79
Asia and other	3.91	4.12	3.93	4.01
Worldwide	4.94	5.26	5.59	5.18
Crude oil hedges reduced Exploration and Production earnings by $81 million and $228 million in the third quarter of 2006 and first nine months of 2006 ($128 million and $357 million before income taxes). Crude oil hedges reduced Exploration and Production earnings by $294 million and $720 million in the third quarter of 2005 and first nine months of 2005 ($479 million and $1,150 million before income taxes).

PART I — FINANCIAL INFORMATION (CONT’D)
       Results of Operations (Continued)
Sales and production volumes: The Corporation’s crude oil and natural gas production, on a barrel of oil equivalent basis was 352,000 boepd in the third quarter of 2006 compared with 312,000 boepd in the same period of 2005. Production in the first nine months of 2006 was 356,000 boepd compared with 341,000 boepd in the first nine months of 2005. The Corporation anticipates that its production for the full year of 2006 will be approximately 360,000 boepd. The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Crude oil (barrels per day)
United States	34	42	38	46
Europe	102	102	109	113
Africa	86	67	84	67
Asia and other	13	7	11	6

Total	235	218	242	232

Natural gas liquids (barrels per day)
United States	11	11	10	12
Europe	5	2	4	5

Total	16	13	14	17

Natural gas (Mcf per day)
United States	109	125	116	146
Europe	274	218	266	281
Asia and other	226	141	218	127

Total	609	484	600	554

Barrels of oil equivalent per day(*)	352	312	356	341

(*)	Natural gas production is converted assuming six Mcf equals one barrel.
Crude oil and natural gas production in the United States was lower in the third quarter and first nine months of 2006, principally due to asset sales and natural decline. In the third quarter of 2006, natural gas production in Europe increased due to new production from the Atlantic and Cromarty fields in the United Kingdom, which commenced in June 2006. Increased crude oil production in Africa in the third quarter and first nine months of 2006 was primarily due to production from Libya. Natural gas production in Asia was higher due to increased production from Block A-18 in the Joint Development Area between Malaysia and Thailand (JDA).

Higher crude oil and natural gas sales volumes increased Exploration and Production revenues by approximately $160 million in the third quarter and $80 million in the first nine months of 2006 compared with the corresponding periods of 2005.

PART I — FINANCIAL INFORMATION (CONT’D)
Results of Operations (Continued)
     Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, totaled $369 million and $1,025 million in the third quarter and first nine months of 2006, an increase of $102 million and $224 million, respectively, from the corresponding periods of 2005. The increase reflects higher maintenance costs, increased costs of services and materials and higher production taxes resulting from higher oil prices. Depreciation, depletion and amortization charges increased in the third quarter and first nine months of 2006 reflecting increased production volumes and higher per barrel rates, due to new production from the Atlantic and Cromarty fields and higher asset retirement obligations.
     Exploration expenses: Exploration expenses were $221 million and $412 million in the third quarter and first nine months of 2006, an increase of $130 million and $102 million, from 2005. The increases reflect higher dry hole costs.
     Income Taxes: In July 2006, the United Kingdom increased by 10% the supplementary tax on petroleum operations with an effective date of January 1, 2006. As a result, in the third quarter of 2006 the Corporation recorded a charge of $105 million consisting of an incremental income tax of $60 million on operating earnings for the first half of 2006 and $45 million to adjust the United Kingdom deferred tax liability. In addition to this charge, the incremental tax on third quarter 2006 United Kingdom earnings was $21 million. The effective income tax rate for Exploration and Production operations in the first nine months of 2006 was 53% compared with 43% in the first nine months of 2005, due primarily to Libyan income taxes and the U.K. supplementary tax. We expect the Exploration & Production effective tax rate for the year to be in the range of 53% to 55%. For purposes of estimating our normalized 2006 effective tax rates, we have included the 10% supplementary tax on 2006 earnings, but have excluded the one-time adjustment to the United Kingdom deferred tax liability.
     In the third quarter, the Algerian government amended its hydrocarbon laws to introduce a windfall profits tax ranging from 5% to 50% on profits in excess of $30 per barrel for Brent crude oil applicable to foreign companies with which it has entered into Production Sharing Contracts. The detailed regulations for calculating the tax have not been issued by the Algerian Government. Until these regulations are published it is not possible to reasonably estimate the financial impact on the Corporation.
     The Corporation’s future Exploration and Production earnings may be impacted by external factors, such as political risk, volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses, the effects of weather and changes in foreign exchange and income tax rates.

PART I — FINANCIAL INFORMATION (CONT’D)
Results of Operations (Continued)
Marketing and Refining
     Marketing and Refining earnings were $153 million in the third quarter of 2006 compared with $125 million in the corresponding period of 2005. Earnings from Marketing and Refining activities amounted to $323 million in the first nine months of 2006 compared with $286 million in 2005. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA). Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
     Refining: Refining earnings, which consist of the Corporation’s share of HOVENSA’s results, Port Reading earnings, interest income on the note receivable from PDVSA and other miscellaneous items, were $64 million in the third quarter of 2006 and $191 million in the first nine months of 2006 compared with $144 million in the third quarter and $263 million in the first nine months of 2005.
     The Corporation’s share of HOVENSA’s income after income taxes was $43 million in the third quarter of 2006 compared with $93 million in the third quarter of 2005. The decrease was primarily due to lower refined product margins. For the first nine months of 2006, the Corporation’s share of HOVENSA’s after-tax income was $105 million compared with $190 million in the first nine months of 2005, principally reflecting lower margins and maintenance activities.
     Interest income after income taxes on the PDVSA note was $2 million in the third quarter of 2006 and $7 million in the first nine months of 2006 compared with $3 million in the third quarter of 2005 and $10 million in the first nine months of 2005. At September 30, 2006, the remaining balance of the PDVSA note was $152 million, which is scheduled to be fully repaid by February 2009.
     Port Reading’s after tax earnings were $18 million in the third quarter of 2006 compared with $48 million in the third quarter of 2005, reflecting lower margins. Earnings at Port Reading were $77 million in the first nine months of 2006 compared with $62 million in the corresponding period of 2005. The increase reflects higher margins and sales volumes.
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three months ended		Nine months ended
	capacity	September 30		September 30
	(thousands of	2006	2005	2006	2005
	barrels per day)
HOVENSA
Crude	500	94.9%	82.5%	88.3%	90.8%
Fluid catalytic cracker	150	92.0%	89.7%	82.0%	80.2%
Coker	58	88.3%	92.4%	82.4%	95.4%
Port Reading	65	95.8%	95.5%	97.1%	80.4%

PART I — FINANCIAL INFORMATION (CONT’D)
Results of Operations (Continued)
     Marketing: Marketing earnings, which consist principally of retail gasoline and energy marketing activities, were $63 million in the third quarter of 2006 and $91 million in the first nine months of 2006 compared with a loss of $22 million in the third quarter of 2005 and $5 million of income in the first nine months of 2005. Retail gasoline operations were more profitable in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 primarily due to higher margins. Earnings from energy marketing activities increased in the third quarter and first nine months of 2006 compared with the corresponding periods of 2005, reflecting improved margins. Total refined product sales volumes were 455,000 barrels per day in the first nine months of 2006 and 435,000 barrels per day in the first nine months of 2005.
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to income of $26 million in the third quarter of 2006 and $41 million in the first nine months of 2006 compared with earnings of $3 million in the third quarter of 2005 and $18 million in the first nine months of 2005.
     Marketing expenses increased in the third quarter and first nine months of 2006 compared with the corresponding periods of 2005. The change is due to higher expenses resulting from an increased number of retail convenience stores, higher utility and compensation related costs, and growth in energy marketing operations.
     The Corporation’s future Marketing and Refining earnings may be impacted by volatility in marketing and refining margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.
Corporate
     After-tax corporate expenses were $31 million in the third quarter of 2006 and $83 million in the first nine months of 2006 compared with $54 million in the third quarter of 2005 and $151 million in the first nine months of 2005. The results for the third quarter and first nine months of 2005 include income tax charges of $31 million and $72 million, respectively, for the repatriation of foreign earnings under the American Jobs Creation Act of 2004. Net corporate expenses in the first nine months of 2005 also include expenses of $7 million ($10 million before income taxes) for premiums on bond repurchases. Excluding these items, the increase in corporate expenses in 2006 compared to 2005 reflects the expensing of stock options commencing January 1, 2006 and increases in insurance and employee related costs.

PART I — FINANCIAL INFORMATION (CONT’D)
Results of Operations (Continued)
Interest
     Interest expense was as follows (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Total interest incurred	$74	$76	$225	$226
Less capitalized interest	25	22	75	57

Interest expense before income taxes	49	54	150	169
Less income taxes	18	20	54	64

After-tax interest expense	$31	$34	$96	$105

Sales and Other Operating Revenues
     Sales and other operating revenues increased by 22% in the third quarter of 2006 and 33% in the first nine months of 2006 compared with the corresponding periods of 2005. This increase principally reflects increased selling prices of crude oil and refined products and reduced crude oil hedge positions. The increase in cost of goods sold reflects the increased costs of refined products purchased.
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	September 30,	December 31,
	2006	2005
Cash and cash equivalents	$546	$315
Current maturities of long-term debt	29	26
Total debt	3,775	3,785
Stockholders’ equity	7,730	6,286
Debt to capitalization ratio*	32.8%	37.6%

*	Total debt as a percentage of the sum of total debt plus stockholders’ equity.

PART I — FINANCIAL INFORMATION (CONT’D)
Liquidity and Capital Resources (Continued)
     Cash Flows: The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Nine months ended
	September 30
	2006	2005
Net cash provided by (used in):
Operating activities	$2,712	$1,551
Investing activities	(2,358)	(1,535)
Financing activities	(123)	(134)

Net increase (decrease) in cash and cash equivalents	$231	$(118)

     Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, totaled $2,712 million in the first nine months of 2006, an increase of $1,161 million compared with the same period of 2005, reflecting higher earnings. In the first nine months of 2006, the Corporation received cash distributions of $300 million from HOVENSA compared with $275 million in 2005.
     Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Nine months ended
	September 30
	2006	2005
Exploration and Production
Exploration	$468	$150
Production and development	1,504	1,195
Asset acquisitions, including undeveloped lease costs	789	198

	2,761	1,543
Marketing and Refining	122	73

Total	$2,883	$1,616

     Capital expenditures in the first nine months of 2006 include payments of $260 million related to the Corporation’s re-entry into its former oil and gas production operations in the Waha concessions in Libya and $413 million to acquire a 55% working interest in the West Med Block in Egypt.
     Proceeds from asset sales totaled $444 million in the first nine months of 2006, including the sale of the Corporation’s interests in certain producing properties in the Permian Basin and onshore Gulf Coast.

PART I — FINANCIAL INFORMATION (CONT’D)
Liquidity and Capital Resources (Continued)
     Financing Activities: The Corporation reduced debt by $10 million during the first nine months of 2006 compared with $48 million in the first nine months of 2005. Dividends paid were $148 million in the first nine months of 2006 compared with $147 million in the first nine months of 2005. During the first nine months of 2006, the Corporation received proceeds related to the exercise of stock options totaling $35 million compared with $61 million in the same period of 2005.
Future Capital Requirements and Resources: The Corporation anticipates that its capital and exploratory expenditures, excluding additional acquisitions, will be approximately $4.1 billion to $4.3 billion during 2006. The Corporation expects that it will fund its 2006 operations, including its $4.1 billion to $4.3 billion capital expenditure program, dividends, pension contributions and required debt repayments, with existing cash on-hand and cash flow from operations. If necessary, unused borrowing capacity is available on the revolving credit facility.
     In May 2006, the Corporation amended and restated its existing syndicated, revolving credit facility to increase the credit line to $3 billion from $2.5 billion and extend the term to May 2011 from December 2009. This facility can be used for borrowings and letters of credit. Current borrowings under the amended facility bear interest at .525% above the London Interbank Offered Rate and a facility fee of .125% per annum is payable on the amount of the credit line. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The restrictions on the amount of total borrowings and cash dividends remain unchanged.
     A loan agreement covenant allows the Corporation to borrow up to an additional $9.1 billion for the construction or acquisition of assets at September 30, 2006. The maximum amount of dividends or stock repurchases that can be paid from borrowings under this covenant is $3.4 billion at September 30, 2006.
     Outstanding letters of credit, principally relating to hedging activities were as follows (in millions):

	September 30,	December 31,
	2006	2005
Lines of Credit
Revolving credit facility	$307	$28
Committed short-term letter of credit facilities	1,925	1,675
Uncommitted lines	936	982

	$3,168	$2,685

     At September 30, 2006, the Corporation has $2,074 million available under the amended and restated revolving credit facility and has additional unused lines of credit of $1,015 million, primarily for letters of credit, under uncommitted arrangements with banks. The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

PART I — FINANCIAL INFORMATION (CONT’D)
Liquidity and Capital Resources (Continued)
Off-Balance Sheet Arrangements: The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $486 million at September 30, 2006. The Corporation’s September 30, 2006 debt to capitalization ratio would increase from 32.8% to 35.5% if the leases were included as debt.
Contingencies and Other: At January 1, 2006, the Corporation had an accrual of $31 million for the costs of vacated office space. In the first nine months of 2006, the Corporation recorded an additional $30 million charge for vacated leased office space ($18 million after income taxes) and made payments of $8 million. At September 30, 2006, the Corporation had a remaining accrual of $53 million for vacated office space.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At September 30, 2006, the guarantee amounted to $194 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
     In December 2005, the Minerals Management Service (MMS) issued an order to the Corporation to pay royalties on certain deep water exploration leases in the Gulf of Mexico held by the Corporation subject to the Deep Water Royalty Relief Act of 1995. The Corporation is paying all royalties associated with these leases.
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

PART I — FINANCIAL INFORMATION (CONT’D)
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. FAS 158 also requires additional disclosure about certain effects on net periodic benefit costs that arise from delayed recognition of actuarial gains and losses and prior service costs and credits. As required, the Corporation plans to prospectively adopt the provisions of FAS 158 on December 31, 2006. The Corporation is currently evaluating the impact of adoption on its financial statements. However, if the Corporation had adopted FAS 158 on January 1, 2006, it would have decreased stockholders’ equity by approximately $100 million through an adjustment to accumulated other comprehensive loss.
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. The Corporation is currently evaluating the impact of adoption on its financial statements but does not expect a material change to its financial position. As required, the Corporation will adopt the provisions of FIN 48 on January 1, 2007.
     In September 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP eliminates the accrue-in-advance method of accounting for planned major maintenance. As a result, the Corporation will recognize expenses associated with refinery turnarounds when such costs are incurred. The Corporation will retrospectively change its method of accounting for refinery turnarounds on January 1, 2007, the effective date of this pronouncement. The change is not expected to have a material effect on the Corporation’s financial position or cash flows, but will impact the timing of recognition of major maintenance expenses in the results of operations.
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

PART I — FINANCIAL INFORMATION (CONT’D)
Market Risk Disclosure (Continued)
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
Non-Trading: The Corporation’s Exploration and Production segment uses derivative instruments to fix the selling prices of a portion of its future production and the related gains or losses are an integral part of its selling prices. Following is a summary of the Corporation’s outstanding crude oil hedges at September 30, 2006:

	Brent Crude Oil
	Average	Thousands
	Selling	of Barrels
Maturities	Price	per Day

2006 (Fourth quarter)	$27.75	30
2007	25.85	24
2008	25.56	24
2009	25.54	24
2010	25.78	24
2011	26.37	24
2012	26.90	24
     There were no hedges of WTI crude oil or natural gas production at September 30, 2006. As market conditions change, the Corporation may adjust its hedge positions. The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses derivative instruments to manage the risk in its marketing activities.
     Accumulated other comprehensive income (loss) at September 30, 2006 includes after-tax unrealized deferred losses of $1,403 million primarily related to crude oil contracts used as hedges of Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.
     The Corporation estimates that at September 30, 2006, the value-at-risk for commodity related derivatives used in non-trading activities was $75 million ($93 million at December 31, 2005). The results may vary from time to time as hedge levels change.
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

PART I — FINANCIAL INFORMATION (CONT’D)
Market Risk Disclosure (Continued)
     Total realized gains for the first nine months of 2006 amounted to $640 million compared with $194 million of realized losses for the first nine months of 2005. The following table provides an assessment of the factors affecting the changes in fair value of trading activities and represents 100% of the trading partnership and other trading activities (in millions):

	2006	2005
Fair value of contracts outstanding at January 1	$1,109	$184
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at September 30	(271)	64
Reversal of fair value for contracts closed during the period	(186)	90
Fair value of contracts entered into during the period and still outstanding	(168)	435

Fair value of contracts outstanding at September 30	$484	$773

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
     The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at September 30, 2006 (in millions):

		Instruments Maturing
					2009
					and
Source of Fair Value	Total	2006	2007	2008	beyond

Prices actively quoted	$496	$142	$133	$132	$89
Other external sources	(13)	(26)	22	(10)	1
Internal estimates	1	—	1	—	—

Total	$484	$116	$156	$122	$90

     The Corporation estimates that at September 30, 2006, the value-at-risk for trading activities was $22 million ($18 million at December 31, 2005). The results may change from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at September 30, 2006 (in millions):

Investment grade determined by outside sources	$225
Investment grade determined internally (*)	107
Less than investment grade	44

Fair value of net receivables outstanding at end of period	$376

(*)	Based on information provided by counterparties and other available sources.

PART I — FINANCIAL INFORMATION (CONT’D)
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

PART I — FINANCIAL INFORMATION (CONT’D)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Market Risk Disclosure.”
Item 4. Controls and Procedures
     Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d — 15(e)) as of September 30, 2006, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2006.
     There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits

31	(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31	(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32	(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b)) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32	(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b)) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
b.	Reports on Form 8-K

During the quarter ended September 30, 2006, Registrant filed one report on Form 8-K:

(i)	Filing dated July 26, 2006 reporting under Items 2.02, 7.01 and 9.01 a news release dated July 26, 2006 reporting results for the second quarter of 2006.

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

Date: November 2, 2006