Form 10-Q
period 2007-03-31
HESS CORP
filed 2007-05-04
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     At March 31, 2007, there were 317,277,165 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2007	2006
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$7,319	$7,159
Non-operating income
Equity in income of HOVENSA L.L.C.	56	3
Gain on asset sales	—	289
Other, net	(1)	15

Total revenues and non-operating income	7,374	7,466

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	5,410	5,229
Production expenses	347	265
Marketing expenses	222	231
Exploration expenses, including dry holes and lease impairment	93	112
Other operating expenses	33	29
General and administrative expenses	131	106
Interest expense	64	57
Depreciation, depletion and amortization	327	266

Total costs and expenses	6,627	6,295

INCOME BEFORE INCOME TAXES	747	1,171
Provision for income taxes	377	472

NET INCOME	$370	$699

Less preferred stock dividends	—	12

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$370	$687

NET INCOME PER SHARE*
BASIC	$1.19	$2.50
DILUTED	1.17	2.22
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)*	317.3	314.8
COMMON STOCK DIVIDENDS PER SHARE*	$.10	$.10

*	Weighted average number of shares and per-share amounts in all periods reflect the impact of a 3-for-1 stock split on May 31, 2006.
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$249	$383
Accounts receivable	3,457	3,873
Inventories	1,039	1,005
Other current assets	482	587

Total current assets	5,227	5,848

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	1,061	1,055
Other	173	188

Total investments in affiliates	1,234	1,243

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	23,164	21,980
Less reserves for depreciation, depletion, amortization and lease impairment	10,021	9,672

Property, plant and equipment — net	13,143	12,308

GOODWILL	1,225	1,253
DEFERRED INCOME TAXES	1,532	1,430
OTHER ASSETS	366	360

TOTAL ASSETS	$22,727	$22,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,270	$4,803
Accrued liabilities	1,332	1,477
Taxes payable	553	432
Current maturities of long-term debt	30	27

Total current liabilities	6,185	6,739

LONG-TERM DEBT	4,111	3,745
DEFERRED INCOME TAXES	2,083	2,116
ASSET RETIREMENT OBLIGATIONS	840	824
OTHER LIABILITIES	895	871

Total liabilities	14,114	14,295

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized 3% cumulative convertible series
Authorized — 330 shares
Issued — 324 shares ($16 million liquidation preference)	—	—
Common stock, par value $1.00
Authorized — 600,000 shares
Issued — 317,277 shares at March 31, 2007; 315,018 shares at December 31, 2006	317	315
Capital in excess of par value	1,755	1,689
Retained earnings	8,046	7,707
Accumulated other comprehensive income (loss)	(1,505)	(1,564)

Total stockholders’ equity	8,613	8,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,727	$22,442

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions of dollars)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$370	$699
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	327	266
Exploratory dry hole costs	2	36
Lease impairment	15	25
Pre-tax gain on asset sales	—	(289)
Provision (benefit) for deferred income taxes	(4)	123
Distributed (undistributed) earnings of HOVENSA L.L.C., net	(6)	197
Changes in other operating assets and liabilities	(65)	141

Net cash provided by operating activities	639	1,198

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,106)	(1,336)
Proceeds from asset sales	—	358
Payments received on notes receivable	15	31
Other	(35)	10

Net cash used in investing activities	(1,126)	(937)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt with maturities of 90 days or less	—	80
Debt with maturities of greater than 90 days
Borrowings	572	—
Repayments	(203)	(90)
Cash dividends paid	(63)	(69)
Employee stock options exercised	47	7

Net cash provided by (used in) financing activities	353	(72)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(134)	189
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	383	315

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249	$504

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at March 31, 2007 and December 31, 2006 and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2007 and 2006. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
     Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2006.
     Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP eliminates the previously acceptable accrue-in-advance method of accounting for planned major maintenance. As a result, the Corporation retrospectively changed its method of accounting to recognize expenses associated with refinery turnarounds when such costs are incurred. The impact of adopting this FSP increased previously reported first quarter 2006 net income by $4 million ($.01 per diluted share). The effect of adopting this FSP on the second, third and fourth quarters of 2006 was not material. In addition, previously reported 2005 net income decreased by $16 million and retained earnings as of January 1, 2005 increased by $48 million. Prior period financial information in the financial statements and notes reflect this retrospective accounting change.
     Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. FIN 48 also requires additional disclosures related to uncertain income tax positions. See note 9, “Income Taxes”, for further information.
2.	Acquisition
     In February 2007, the Corporation completed the acquisition of a 28% interest in the Genghis Khan oil and gas development located in the deepwater Gulf of Mexico on Green Canyon Blocks 652 and 608 for $371 million. The Genghis Khan development is part of the same geologic structure as the Shenzi development. First production from Genghis Khan is expected in the third quarter of 2007. This transaction was accounted for as an acquisition of assets.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	Inventories
     Inventories consist of the following (in millions):

	March 31,	December 31,
	2007	2006
Crude oil and other charge stocks	$300	$202
Refined products and natural gas	1,089	1,185
Less: LIFO adjustment	(676)	(676)

	713	711
Merchandise, materials and supplies	326	294

Total inventories	$1,039	$1,005

4.	Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method.
     Summarized financial information for HOVENSA follows (in millions):

	March 31,	December 31,
	2007	2006*
Summarized balance sheet
Cash and short-term investments	$351	$290
Other current assets	948	943
Net fixed assets	2,129	2,123
Other assets	38	32
Current liabilities	(970)	(1,013)
Long-term debt	(356)	(252)
Deferred liabilities and credits	(73)	(70)

Members’ equity	$2,067	$2,053

	Three months
	ended March 31
	2007	2006*
Summarized income statement
Total sales	$2,842	$2,600
Cost and expenses	(2,728)	(2,593)

Net income	$114	$7

Hess Corporation’s share, before income taxes	$56	$3

(*)	Reflects the impact of the retrospective adoption of a new accounting pronouncement related to refinery turnarounds.
During the first quarter of 2007 and 2006, the Corporation received cash distributions from HOVENSA of $50 million and $200 million, respectively.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	Capitalized Exploratory Well Costs
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the three months ended March 31, 2007 (in millions):

Beginning balance at January 1	$399
Additions to capitalized exploratory well costs pending the determination of proved reserves	97
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(6)

Ending balance at March 31	$490

     Capitalized exploratory well costs greater than one year old after completion of drilling were $94 million as of March 31, 2007 and $71 million as of December 31, 2006.
6.	Long-Term Debt and Capitalized Interest
     During the first quarter of 2007, the Corporation borrowed $350 million under a short-term committed credit facility which was classified as long-term debt at March 31, 2007, based on the Corporation’s available capacity under its $3 billion syndicated revolving credit facility.
     During the quarter ended March 31, 2007, the Corporation capitalized interest of $15 million on development projects ($24 million during the corresponding period of 2006).
7.	Foreign Currency
     The Corporation had foreign currency losses, before income taxes, of $6 million for the quarter ended March 31, 2007 and foreign currency gains of $10 million for the quarter ended March 31, 2006.
8.	Retirement Plans
     Components of net periodic pension cost consisted of the following (in millions):

	Three months
	ended March 31
	2007	2006
Service cost	$9	$8
Interest cost	17	16
Expected return on plan assets	(17)	(15)
Amortization of net loss	5	6

Pension expense	$14	$15

     In 2007, the Corporation expects to contribute approximately $65 million to its funded pension plans and $15 million to the trust established for its unfunded pension plan. Through March 31, 2007, the Corporation contributed $32 million to its pension plans.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.	Income Taxes
The provision for income taxes consisted of the following (in millions):

	Three months
	ended March 31
	2007	2006
Current	$381	$349
Deferred	(4)	123

Total	$377	$472

     The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The impact of adoption was not material to the Corporation’s financial position, results of operations or cash flows. A deferred tax asset of $28 million related to an acquired net operating loss carryforward was recorded in accordance with FIN 48 and goodwill was reduced.
     At January 1, 2007, the Corporation had $142 million of unrecognized income tax benefits, of which $76 million, if recognized, would affect the Corporation’s effective income tax rate. The Corporation has elected to classify interest and penalties associated with uncertain tax positions as income tax expense. As of March 31, 2007, the Corporation had $7 million of accrued interest and penalties.
     The Corporation and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. The Corporation is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2002.
10.	Weighted Average Common Shares
     The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months
	ended March 31
	2007	2006*
Common shares – basic	310,525	275,031
Effect of dilutive securities
Restricted common stock	3,181	2,510
Stock options	2,975	3,053
Convertible preferred stock	608	34,243

Common shares – diluted	317,289	314,837

(*)	Reflects the impact of a 3-for-1 stock split on May 31, 2006.
11.	Share-based Compensation
     Share-based compensation expense was $21 million ($13 million after income taxes) and $13 million ($9 million after income taxes) for the first quarter of 2007 and 2006, respectively. The Corporation issued 2,858,400 stock options and 953,300 shares of restricted stock in the first quarter of 2007 and 2,674,800 stock options and 891,600 shares of restricted stock in the first quarter of 2006.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.	Comprehensive Income
     Comprehensive income (loss) was as follows (in millions):

	Three months
	ended March 31
	2007	2006
Net income	$370	$699
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	42	61
Net change in fair value of cash flow hedges	16	(272)
Change in minimum postretirement plan liabilities, after tax	4	—
Change in foreign currency translation adjustment and other	(3)	9

Comprehensive income	$429	$497

     The Corporation reclassifies hedging gains and losses included in other comprehensive income (loss) to earnings at the time the hedged transactions are recognized. Hedging decreased Exploration and Production results by $64 million ($39 million after income taxes) in the first quarter of 2007 and $101 million ($65 million after income taxes) in the first quarter of 2006.
     At March 31, 2007, accumulated other comprehensive income (loss) included after-tax unrealized deferred losses of $1,280 million primarily related to crude oil contracts used as hedges of future Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.
13.	Segment Information
     The Corporation’s results by operating segment were as follows (in millions):

	Three months
	ended March 31
	2007	2006
Operating revenues
Exploration and Production (*)	$1,564	$1,579
Marketing and Refining	5,809	5,678

Total (**)	$7,373	$7,257

Net income (loss)
Exploration and Production	$340	$706
Marketing and Refining	101	53
Corporate, including interest	(71)	(60)

Total	$370	$699

(*)	Includes transfers to affiliates of $54 million and $98 million during the three-months ended March 31, 2007 and 2006, respectively.

(**)	Operating revenues are reported net of excise and similar taxes of approximately $450 million in the first quarter of 2007 and 2006.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.	Segment Information (continued)
     Identifiable assets by operating segment were as follows (in millions):

	March 31,	December 31,
	2007	2006
Identifiable assets
Exploration and Production	$15,232	$14,397
Marketing and Refining	5,829	6,228
Corporate	1,666	1,817

Total	$22,727	$22,442

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures, purchases, transports, trades and markets refined petroleum products, natural gas and electricity. Net income was $370 million for the first quarter of 2007, compared with $699 million in the first quarter of 2006.
          Exploration and Production: E&P net income was $340 million for the first quarter of 2007, compared with $706 million in the first quarter of 2006. First quarter 2006 results included an after tax gain from asset sales of $186 million. Worldwide crude oil and natural gas production was 382,000 barrels of oil equivalent per day (boepd) in the first quarter of 2007 compared with 361,000 boepd in the same period of 2006. The Corporation anticipates that its production for the full year of 2007 will average between 370,000 boepd and 380,000 boepd.
The following is an update of Exploration and Production activities during the first quarter of 2007:
•	In February 2007, the Corporation completed the acquisition of a 28% interest in the Genghis Khan oil and gas development located in the deepwater Gulf of Mexico on Green Canyon Blocks 652 and 608 for $371 million. The Genghis Khan development is part of the same geologic structure as the Shenzi development. First production from Genghis Khan is expected in the third quarter of 2007.

•	In Southeast Asia, the Ujung Pangkah field (Hess 75%) development is nearing completion and is expected to commence natural gas production in the second quarter of 2007.

•	Appraisal activities are ongoing at the Tubular Bells discovery (Hess 20%). During the first quarter of 2007, a successful sidetrack to the second Tubular Bells well was completed and the Corporation expects to commence drilling a third well in the fourth quarter of 2007.

•	In the deepwater Gulf of Mexico, appraisal drilling at the Pony discovery (Hess 100%) is continuing. The results of this appraisal well are expected by the end of the second quarter of 2007.

•	In the first quarter, the Corporation acquired a 100% interest in an exploration license covering 780,000 acres in the Carnarvon Basin offshore Western Australia. During the fourth quarter of 2007, the Corporation will acquire 3-D seismic over the block and commence drilling of four initial exploration wells.
          Marketing and Refining: M&R earnings improved to $101 million for the first quarter of 2007, compared with $53 million in the first quarter of 2006, primarily due to higher volumes and margins. The Corporation received a cash distribution of $50 million from HOVENSA in the first quarter of 2007.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three months ended
	March 31
	2007	2006
Exploration and Production	$340	$706
Marketing and Refining	101	53
Corporate	(31)	(23)
Interest expense	(40)	(37)

Net income	$370	$699

Net income per share (diluted).	$1.17	$2.22

     Exploration and Production earnings in the first quarter of 2006 include a net gain of $186 million ($289 million before income taxes) from asset sales in the Permian Basin in Texas and New Mexico.
     In the discussion that follows, the financial effects of certain transactions are disclosed on an after-tax basis. Management reviews segment earnings on an after-tax basis and uses after-tax amounts in its review of variances in segment earnings. Management believes that after-tax amounts are preferable to pre-tax amounts for explaining variances in earnings, since they show the entire effect of a transaction. After-tax amounts are determined by applying the appropriate income tax rate in each tax jurisdiction to pre-tax amounts.
Comparison of Results
Exploration and Production
     Following is a summarized income statement of the Corporation’s Exploration and Production operations (in millions):

	Three months ended
	March 31
	2007	2006
Sales and other operating revenues	$1,511	$1,551
Non-operating income (expense)	(6)	301

Total revenues	1,505	1,852

Cost and expenses
Production expenses, including related taxes	347	265
Exploration expenses, including dry holes and lease impairment	93	112
General, administrative and other expenses	57	45
Depreciation, depletion and amortization	309	251

Total costs and expenses	806	673

Results of operations before income taxes	699	1,179
Provision for income taxes	359	473

Results of operations	$340	$706

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     After considering the gain from asset sales described above, the remaining changes in Exploration and Production earnings are primarily attributable to changes in selling prices, sales volumes, operating costs, exploration expenses and income taxes, as discussed below.
Selling prices: Lower average realized selling prices of crude oil and natural gas decreased Exploration and Production revenues by approximately $170 million in the first quarter of 2007 compared with the first quarter of 2006. The Corporation’s average selling prices were as follows:

	Three months ended
	March 31
	2007	2006
Average selling prices
Crude oil — per barrel (including hedging)
United States	$53.19	$57.39
Europe	51.32	54.98
Africa	48.17	45.67
Asia and other	56.44	59.04
Worldwide	50.74	53.30

Crude oil — per barrel (excluding hedging)
United States	$53.19	$57.39
Europe	51.32	56.89
Africa	56.09	61.61
Asia and other	56.44	59.04
Worldwide	53.75	58.26

Natural gas liquids — per barrel
United States	$42.44	$44.21
Europe	45.90	47.16
Worldwide	43.97	44.98

Natural gas — per Mcf
United States	$7.21	$7.73
Europe	4.74	8.39
Asia and other	4.56	3.89
Worldwide	5.00	6.73
     Crude oil hedges reduced earnings by $39 million ($64 million before income taxes) in the first quarter of 2007 compared with $65 million ($101 million before income taxes) in the first quarter of 2006.
Sales and production volumes: The Corporation’s crude oil and natural gas production, on a barrel of oil equivalent basis was 382,000 boepd in the first quarter of 2007 compared with 361,000 boepd in the same period of 2006. Production in the second and third quarters of 2007 is expected to be lower, averaging 350,000 boepd to 360,000 boepd and then is anticipated to increase to more than 400,000 boepd for the fourth quarter of 2007. The expected decrease in production during the second and third quarters of 2007 reflects the expected sale of the Scott and Telford fields in the United Kingdom, a decision to reduce natural gas sales from the Cromarty field in response to market conditions in the United Kingdom, the scheduled maintenance of certain North Sea facilities and the 40 day planned shut-down of the JDA to install facilities required for Phase 2 development. Production growth during the year will primarily come from the expected ramp-up in production from the Okume Complex in Equatorial Guinea throughout the year, the planned start-up of natural gas production from the Pangkah field in Indonesia in the second quarter of 2007, and the anticipated commencement of production from

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
the Genghis Khan Field, in the deepwater Gulf of Mexico, in the third quarter of 2007. The Corporation anticipates that its production for the full year of 2007 will average between 370,000 boepd and 380,000 boepd.
     The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three months ended
	March 31
	2007	2006
Crude oil (barrels per day)
United States	29	41
Europe	110	113
Africa	99	82
Asia and other	15	10

Total	253	246

Natural gas liquids (barrels per day)
United States	9	9
Europe	7	4

Total	16	13

Natural gas (Mcf per day)
United States	90	123
Europe	348	280
Asia and other	243	207

Total	681	610

Barrels of oil equivalent per day (*)	382	361

(*)	Natural gas production is converted assuming six Mcf equals one barrel.
     Crude oil and natural gas production in the United States was lower in the first quarter of 2007 due to natural decline and asset sales. Crude oil production in Europe in the first quarter of 2007 was comparable with the first quarter of 2006, as increased production in Russia offset natural decline. Increased natural gas production in Europe was principally due to new production from the Atlantic and Cromarty fields in the United Kingdom which commenced in June 2006. Higher crude oil production in Africa in the first quarter of 2007 was due to the start-up of the Okume Complex in Equatorial Guinea in December 2006. Increased natural gas production in Asia was principally due to new production from the Phu Horm onshore gas project in Thailand which commenced in November 2006.
     Higher crude oil and natural gas sales volumes increased revenue by approximately $130 million in the first quarter of 2007 compared with the first quarter of 2006.
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $94 million in the first quarter of 2007 compared with the corresponding period of 2006. The increase principally reflects higher production volumes, increased costs of services and increased maintenance. Depreciation, depletion and amortization charges were higher in the first quarter of 2007 reflecting higher production volumes and per barrel rates.
Exploration expenses: Exploration expenses were lower in the first quarter of 2007 compared with the first quarter of 2006. The decrease principally reflects lower dry hole costs, partially offset by higher seismic expense.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Other: After-tax foreign currency losses amounted to $3 million ($5 million before income taxes) in the first quarter of 2007 and after-tax foreign currency gains amounted to $7 million ($10 million before income taxes) in the first quarter of 2006. The pre-tax amounts of foreign currency gains and losses are included in other non-operating income.
     The effective income tax rate for Exploration and Production operations in the first quarter of 2007 was 51% compared with 42% in the first quarter of 2006. The increase reflects the impact of a higher supplementary tax on oil and gas operations in the United Kingdom, which was enacted in the third quarter of 2006, and increased Libyan crude oil lifts in the first quarter of 2007. The effective income tax rate for E&P operations for the full year of 2007 is expected to be in the range of 52% to 56%.
     The Corporation’s future Exploration and Production earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses, changes in foreign exchange and income tax rates, political risk and the effects of weather.
Marketing and Refining
     Earnings from Marketing and Refining activities amounted to $101 million in the first quarter of 2007 compared with $53 million in the corresponding period of 2006. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
     Refining: Refining earnings were $54 million in the first quarter of 2007 compared with $25 million in the first quarter of 2006. The Corporation’s share of HOVENSA’s after-tax earnings was $35 million in the first quarter of 2007 compared with $2 million in the first quarter of 2006, reflecting increased refining margins and higher charge rates. During the first quarter of 2006, the HOVENSA refinery experienced an unplanned shutdown of its FCC unit, which lasted approximately 20 days. HOVENSA also completed a scheduled turnaround of a crude unit and accelerated the turnaround of a vacuum unit in the first quarter of 2006.
     In the second quarter of 2007, the coker at HOVENSA will be down approximately 35 days for its first turnaround since commencement of operations in August 2002. Certain related processing units will also be included in the turnaround. The turnaround costs will reduce Marketing and Refining net income by approximately $25 million. In addition, refinery utilization will be impacted. Coker utilization in the second quarter is anticipated to be approximately 55%. Crude runs at HOVENSA are expected to be 425,000 barrels per day in the second quarter, approximately 85% of capacity. The FCC unit is not affected by this turnaround and is expected to operate normally at approximately 135,000 to 140,000 barrels per day.
     Interest income on the PDVSA note was $2 million after income taxes in the first quarter of 2007 and $3 million in the first quarter of 2006. At March 31, 2007, the remaining balance of the PDVSA note was $122 million, which is scheduled to be fully repaid by February 2009.
     Port Reading’s after tax earnings were $17 million in the first quarter of 2007 compared with $20 million in the first quarter of 2006. In the first quarter of 2007, Port Reading operations were interrupted for approximately one week as a result of a small fire.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     The following table summarizes refinery capacity and utilization rates:

	Refinery	Refinery utilization
	capacity	Three months
	(thousands of	ended March 31
	barrels per day)	2007	2006
HOVENSA
Crude	500	94.1%	84.0%
Fluid catalytic cracker	150	93.2%	66.4%
Coker	58	88.6%	85.7%
Port Reading	65	84.7%	98.6%
          Marketing: Marketing earnings, which consist principally of the results of energy marketing and retail gasoline operations, were $43 million in the first quarter of 2007 compared with $12 million in the same period of 2006. Earnings from energy marketing activities increased in the first quarter of 2007 compared with the first quarter of 2006, principally reflecting higher margins and sales volumes of natural gas and electricity. The results of retail gasoline operations improved slightly in the first quarter of 2007, reflecting higher margins. Total refined product sales volumes decreased to 491,000 barrels per day in the first quarter of 2007 from 520,000 barrels per day in the first quarter of 2006.
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to income of $4 million in the first quarter of 2007 and $16 million in the first quarter of 2006.
     Marketing expenses were slightly lower in the first quarter of 2007, principally reflecting lower costs of the trading partnership.
     The Corporation’s future Marketing and Refining earnings may be impacted by volatility in marketing and refining margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.
Corporate
     After-tax corporate expenses were $31 million in the first quarter of 2007 compared with $23 million in the first quarter of 2006. The increase principally reflects higher employee related expenses, including stock based compensation, and increased insurance expenses. Net corporate expenses for the full year of 2007 are expected to be in the range of $115 to $125 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Interest
     Interest expense was as follows (in millions):

	Three months ended
	March 31
	2007	2006
Total interest incurred	$79	$81
Less: capitalized interest	15	24

Interest expense before income taxes	64	57
Less: income taxes	24	20

After-tax interest expense	$40	$37

The decrease in capitalized interest in 2007 reflects the completion of several development projects in the second half of 2006. After-tax interest expense for the full year of 2007 is expected to be in the range of $170 to $180 million.
Sales and Other Operating Revenues
Sales and other operating revenues increased slightly in the first quarter of 2007 compared with the corresponding period of 2006, primarily due to higher sales volumes in energy marketing activities. The increase in cost of goods sold reflects higher energy marketing purchased volumes.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$249	$383
Current portion of long-term debt	30	27
Total debt	4,141	3,772
Stockholders’ equity	8,613	8,147
Debt to capitalization ratio*	32.5%	31.6%

*	Total debt as a percentage of the sum of total debt plus stockholders’ equity.
     Cash Flows: The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Three months ended
	March 31
	2007	2006
Net cash provided by (used in):
Operating activities	$639	$1,198
Investing activities	(1,126)	(937)
Financing activities	353	(72)

Net increase (decrease) in cash and cash equivalents	$(134)	$189

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
     Operating Activities: Net cash provided by operating activities decreased in the first quarter of 2007 compared with 2006, reflecting lower earnings, changes in operating assets and liabilities and a lower distribution from HOVENSA. In the first quarter of 2007, the Corporation received a cash distribution of $50 million from HOVENSA compared with $200 million in 2006.
     Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Three months ended
	March 31
	2007	2006
Exploration and Production
Exploration	$123	$130
Production and development	619	480
Property acquisitions (including leasehold)	342	693

	1,084	1,303
Marketing, Refining and Corporate	22	33

Total	$1,106	$1,336

     Investing activities in the first quarter of 2007 include the acquisition of a 28% interest in the Genghis Khan field in the deepwater Gulf of Mexico for $371 million, of which $342 million was allocated to properties and the remainder to wells and equipment. Investing activities in the first quarter of 2006 include payments of $260 million related to the Corporation’s re-entry into Libya and $413 million to acquire a 55% working interest in the West Med Block in Egypt.
     In the first quarter of 2006, proceeds from the sale of the Corporation’s interests in certain producing properties in the Permian Basin in Texas and New Mexico were $358 million.
     Financing Activities: In the first quarter of 2007, borrowings increased by $369 million, principally as a result of the acquisition of the Genghis Khan field. Dividends paid were $63 million in the first quarter of 2007 ($69 million in the first quarter of 2006). During the first quarter of 2007, the Corporation received proceeds from the exercise of stock options totaling $47 million ($7 million in the same period of 2006).
Future Capital Requirements and Resources: The Corporation anticipates investing a total of approximately $4 billion, excluding additional acquisitions, if any, in capital and exploratory expenditures during 2007. The Corporation expects that it will fund its 2007 operations, including capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand, cash flow from operations and its available credit facilities.
     At March 31, 2007, the Corporation has $2,477 million of available borrowing capacity under its $3 billion syndicated revolving credit facility maturing in May 2011. Outstanding borrowings under the revolving credit facility were $522 million at March 31, 2007 ($300 million at December 31, 2006). In addition, at March 31, 2007, the Corporation had $126 million in outstanding borrowings under its 364-day asset-backed credit facility ($318 million at December 31, 2006). This borrowing and outstanding letters of credit under this facility were collateralized by approximately $1,260 million of Marketing and Refining accounts receivable. These receivables are not available to pay the general obligations of the Corporation before satisfaction of the Corporation’s obligations under the asset-backed credit facility. During the first quarter of 2007, the Corporation borrowed $350 million under a short-term committed credit facility. Balances outstanding under the 364-day asset-backed facility and the short-term committed credit facility were classified as long term at March 31, 2007, based on the Corporation’s available capacity under its $3 billion revolving credit facility.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
     The Corporation has additional unused lines of credit of approximately $1,006 million, primarily for letters of credit, under uncommitted arrangements with banks. The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
Outstanding letters of credit were as follows (in millions):

	March 31,	December 31,
	2007	2006
Lines of Credit
Revolving credit facility	$1	$1
Asset backed credit facility lines	624	—
Committed short-term letter of credit facilities	1,375	1,875
Uncommitted lines	974	1,603

	$2,974	$3,479

     Loan agreement covenants allow the Corporation to borrow up to an additional $10.2 billion for the construction or acquisition of assets at March 31, 2007. The Corporation has the ability to borrow up to an additional $2.5 billion of secured debt at March 31, 2007 under the loan agreement covenants. At March 31, 2007 the maximum amount of dividends or stock repurchases that can be paid from borrowings under the loan agreement covenants is $3.8 billion.
Credit Ratings: There are three major credit rating agencies that rate the Corporation’s debt. All three agencies have currently assigned an investment grade rating to the Corporation’s debt. The interest rates and facility fees charged on the Corporation’s borrowing arrangements and margin requirements from non-trading and trading counterparties are subject to adjustment if the Corporation’s credit rating changes.
Off-Balance Sheet Arrangements: The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $483 million at March 31, 2007. The Corporation’s March 31, 2007 debt to capitalization ratio would increase from 32.5% to 34.9% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At March 31, 2007, the guarantee amounted to $277 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
Changes in Accounting Policies
     Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP eliminates the previously acceptable accrue-in-advance method of accounting for planned major maintenance. As a result, the Corporation retrospectively changed its method of accounting to recognize expenses associated with refinery turnarounds when such costs are incurred. The impact of adopting this FSP increased previously reported first quarter 2006 net income by $4 million ($.01 per diluted share). The effect of adopting this FSP on the second, third and fourth quarters of 2006 was not material. In addition, previously reported 2005 net income decreased by $16 million and retained earnings as of January 1, 2005 increased by $48 million. The related financial information in Management’s Discussion and Analysis reflects this retrospective accounting change.

PART I — FINANCIAL INFORMATION (CONT’D.)
Changes in Accounting Policies (Continued)
     Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. The impact of adoption was not material to the Corporation’s financial position, results of operations or cash flows. FIN 48 also requires additional disclosures related to uncertain income tax positions. The Corporation has uncertain tax positions of $142 million that may require settlement in the future. It is anticipated that, if settled, $ 40 million of these obligations would be paid in 2007 and the remainder after 2011. See note 9, “Income Taxes”, for further information.
Market Risk Disclosure
     In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, these operations are referred to as non-trading activities. The Corporation also has trading operations, principally through a 50% voting interest in a trading partnership. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas and refined products.
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
Non-Trading: The Corporation’s Exploration and Production segment uses futures and swaps to fix the selling prices of a portion of its future production and the related gains or losses are an integral part of its selling prices. Following is a summary of the Corporation’s outstanding crude oil hedges at March 31, 2007:

	Brent Crude Oil
	Average	Thousands
	Selling	of Barrels
	Price	per Day
Maturities
2007	$25.85	24
2008	25.56	24
2009	25.54	24
2010	25.78	24
2011	26.37	24
2012	26.90	24
     There were no hedges of WTI crude oil or natural gas production at March 31, 2007. As market conditions change, the Corporation may adjust its hedge positions. The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses derivatives to manage the risk in its marketing activities.
     Accumulated other comprehensive income (loss) at March 31, 2007 includes after-tax unrealized deferred losses of $1,280 million primarily related to crude oil contracts used as hedges of Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)
     The Corporation estimates that at March 31, 2007, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $64 million ($62 million at December 31, 2006). The results may vary from time to time as hedge levels change.
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
     Total realized gains for the first quarter of 2007 amounted to $40 million ($321 million of realized gains for the first three months of 2006). The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2007	2006
Fair value of contracts outstanding at January 1	$365	$1,109
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31	46	(183)
Reversal of fair value for contracts closed during the period	(22)	(195)
Fair value of contracts entered into during the period and still outstanding	63	153

Fair value of contracts outstanding at March 31	$452	$884

     The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at March 31, 2007 (in millions):

	Instruments Maturing
					2010
					and
Source of Fair Value	Total	2007	2008	2009	beyond
Prices actively quoted	$450	$268	$42	$(12)	$152
Other external sources	2	(3)	(9)	5	9
Internal estimates	—	—	—	—	—

Total	$452	$265	$33	$(7)	$161

The Corporation estimates that at March 31, 2007, the value-at-risk for trading activities, including commodities, was $12 million ($17 million at December 31, 2006). The results may change from time to time as strategies change to capture potential market rate movements.

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at March 31, 2007 (in millions):

Investment grade determined by outside sources	$213
Investment grade determined internally (*)	78
Less than investment grade	46

Fair value of net receivables outstanding at end of period	$337

(*)	Based on information provided by counterparties and other available sources.
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

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2007, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2007.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — FINANCIAL INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
a.	Exhibits
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
b.	Reports on Form 8-K

During the quarter ended March 31, 2007, Registrant filed four reports on Form 8-K:
(i)	Filing dated January 4, 2007 reporting under Item 1.01 an entry into a material definitive agreement on annual equity compensation for non-management directors.

(ii)	Filing dated January 31, 2007 reporting under Items 2.02 and 9.01 a news release dated January 31, 2007 reporting results for the fourth quarter of 2006 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Hess Corporation and John J. O’Connor, Executive Vice President and President, Worldwide Exploration and Production of Hess Corporation, at a public conference call held January 31, 2007.

(iii)	Filing dated February 9, 2007 reporting under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers for the election of an independent director.

(iv)	Filing dated February 13, 2007 reporting under Item 1.01 an entry into a material definitive agreement for the approval of executive compensation.

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

Date: May 4, 2007