Form 10-Q
period 2007-06-30
HESS CORP
filed 2007-08-03
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2007, there were 317,991,404 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$7,421	$6,718	$14,740	$13,877
Non-operating income
Equity in income of HOVENSA L.L.C.	81	102	137	105
Gain on asset sales	21	80	21	369
Other, net	23	19	22	34

Total revenues and non-operating income	7,546	6,919	14,920	14,385

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	5,190	4,724	10,600	9,955
Production expenses	377	303	724	569
Marketing expenses	241	225	463	456
Exploration expenses, including dry holes and lease impairment	90	79	183	191
Other operating expenses	37	29	70	57
General and administrative expenses	142	134	273	239
Interest expense	62	44	126	101
Depreciation, depletion and amortization	354	283	681	548

Total costs and expenses	6,493	5,821	13,120	12,116

INCOME BEFORE INCOME TAXES	1,053	1,098	1,800	2,269
Provision for income taxes	496	532	873	1,004

NET INCOME	$557	$566	$927	$1,265

Less preferred stock dividends	—	12	—	24

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$557	$554	$927	$1,241

NET INCOME PER SHARE
BASIC	$1.78	$2.01	$2.98	$4.51
DILUTED	1.75	1.79	2.92	4.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	318.6	315.5	317.9	315.2
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.20	$.20
See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$482	$383
Accounts receivable	3,266	3,873
Inventories	980	1,005
Other current assets	285	587

Total current assets	5,013	5,848

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	1,067	1,055
Other	177	188

Total investments in affiliates	1,244	1,243

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	24,156	21,980
Less reserves for depreciation, depletion, amortization and lease impairment	10,402	9,672

Property, plant and equipment — net	13,754	12,308

GOODWILL	1,225	1,253
DEFERRED INCOME TAXES	1,646	1,430
OTHER ASSETS	355	360

TOTAL ASSETS	$23,237	$22,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,255	$4,803
Accrued liabilities	1,332	1,477
Taxes payable	601	432
Current maturities of long-term debt	30	27

Total current liabilities	6,218	6,739

LONG-TERM DEBT	3,961	3,745
DEFERRED INCOME TAXES	2,169	2,116
ASSET RETIREMENT OBLIGATIONS	864	824
OTHER LIABILITIES	938	871

Total liabilities	14,150	14,295

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
3% cumulative convertible series
Authorized — 330 shares
Issued — 324 shares ($16 million liquidation preference)	—	—
Common stock, par value $1.00 Authorized — 600,000 shares Issued — 317,991 shares at June 30, 2007; 315,018 shares at December 31, 2006	318	315
Capital in excess of par value	1,814	1,689
Retained earnings	8,570	7,707
Accumulated other comprehensive income (loss)	(1,615)	(1,564)

Total stockholders’ equity	9,087	8,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,237	$22,442

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions of dollars)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$927	$1,265
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	681	548
Exploratory dry hole costs	17	40
Lease impairment	30	51
Pre-tax gain on asset sales	(21)	(369)
Provision for deferred income taxes	6	194
(Undistributed) distributed earnings of HOVENSA L.L.C., net	(12)	95
Changes in other operating assets and liabilities	210	60

Net cash provided by operating activities	1,838	1,884

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,038)	(2,095)
Proceeds from asset sales	93	444
Payments received on notes receivable	30	31
Other	(33)	11

Net cash used in investing activities	(1,948)	(1,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt with maturities of 90 days or less	—	68
Debt with maturities of greater than 90 days
Borrowings	563	2
Repayments	(344)	(81)
Cash dividends paid	(95)	(108)
Employee stock options exercised	85	15

Net cash provided by (used in) financing activities	209	(104)

NET INCREASE IN CASH AND CASH EQUIVALENTS	99	171
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	383	315

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$482	$486

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.        Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at June 30, 2007 and December 31, 2006, the consolidated results of operations for the three and six month periods ended June 30, 2007 and 2006 and the consolidated cash flows for the six month periods ended June 30, 2007 and 2006. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
     Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2006.
     Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP eliminates the previously acceptable accrue-in-advance method of accounting for planned major maintenance. As a result, the Corporation retrospectively changed its method of accounting to recognize expenses associated with refinery turnarounds when such costs are incurred. The impact of adopting this FSP increased previously reported second quarter 2006 net income by $1 million with no impact to diluted earnings per share and increased previously reported net income for the six months ended June 30, 2006 by $5 million ($.02 per diluted share). The impact on the third and fourth quarters of 2006 was not material. In addition, previously reported 2005 net income decreased by $16 million and retained earnings as of January 1, 2005 increased by $48 million. Prior period financial information in the financial statements and notes reflect this retrospective accounting change.
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
2.        Acquisition
     In February 2007, the Corporation completed the acquisition of a 28% interest in the Genghis Khan oil and gas development located in the deepwater Gulf of Mexico on Green Canyon Blocks 652 and 608 for $371 million, of which $342 million was allocated to proved and unproved properties and the remainder to wells and equipment. The Genghis Khan development is part of the same geologic structure as the Shenzi development. First production from Genghis Khan is expected in the fourth quarter of 2007. This transaction was accounted for as an acquisition of assets.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.        Inventories
     Inventories consist of the following (in millions):

	June 30,	December 31,
	2007	2006
Crude oil and other charge stocks	$268	$202
Refined products and natural gas	1,182	1,185
Less: LIFO adjustment	(807)	(676)

	643	711
Merchandise, materials and supplies	337	294

Total inventories	$980	$1,005

4.        Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method.
     Summarized financial information for HOVENSA follows (in millions):

	June 30,	December 31,
	2007	2006*
Summarized balance sheet
Cash and short-term investments	$388	$290
Other current assets	701	943
Net fixed assets	2,147	2,123
Other assets	38	32
Current liabilities	(766)	(1,013)
Long-term debt	(356)	(252)
Deferred liabilities and credits	(73)	(70)

Members’ equity	$2,079	$2,053

	Three months		Six months
	ended June 30		ended June 30
	2007	2006*	2007	2006*
Summarized income statement
Total sales	$2,800	$3,122	$5,642	$5,722
Cost and expenses	(2,638)	(2,915)	(5,366)	(5,508)

Net income	$162	$207	$276	$214

Hess Corporation’s share, before income taxes	$81	$102	$137	$105

(*)	Reflects the impact of the retrospective adoption of a new accounting pronouncement related to expensing the costs of refinery turnarounds.
     During the first half of 2007 and 2006, the Corporation received cash distributions from HOVENSA of $125 million and $200 million, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.       Capitalized Exploratory Well Costs
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the six months ended June 30, 2007 (in millions):

Beginning balance at January 1	$399
Additions to capitalized exploratory well costs pending the determination of proved reserves	155
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(16)

Ending balance at June 30	$538

     The preceding table excludes costs related to exploratory dry holes of $17 million which were incurred and subsequently expensed in 2007. Capitalized exploratory well costs greater than one year old after completion of drilling were $132 million as of June 30, 2007 and $71 million as of December 31, 2006.
6.       Long-Term Debt and Capitalized Interest
     At June 30, 2007, the Corporation classified an aggregate of $400 million of borrowings under short-term credit facilities as long-term debt, based on the available capacity under the $3 billion syndicated revolving credit facility.
     Capitalized interest on development projects amounted to the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2007	2006	2007	2006
Capitalized interest	$16	$26	$31	$50
7.       Foreign Currency
     Pre-tax foreign currency gains (losses) amounted to the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2007	2006	2007	2006
Foreign currency gain (losses)	$—	$3	$(6)	$13

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.       Retirement Plans
     Components of net periodic pension cost consisted of the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2007	2006	2007	2006
Service cost	$9	$9	$18	$17
Interest cost	17	16	34	32
Expected return on plan assets	(17)	(16)	(34)	(31)
Amortization of prior service cost	—	1	—	1
Amortization of net loss	5	6	10	12

Pension expense	$14	$16	$28	$31

     In 2007, the Corporation expects to contribute approximately $70 million to its funded pension plans and $15 million to the trust established for its unfunded pension plan. Through June 30, 2007, the Corporation contributed $53 million to its pension plans.
9.       Income Taxes
The provision for income taxes consisted of the following (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2007	2006	2007	2006
Current	$486	$462	$867	$811
Deferred	15	70	11	193
Adjustment of deferred tax liability for foreign income tax rate change	(5)	—	(5)	—

Total	$496	$532	$873	$1,004

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

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.     Weighted Average Common Shares
     The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Six months
	ended June 30		ended June 30
	2007	2006	2007	2006
Common shares – basic	311,971	275,215	311,225	275,121
Effect of dilutive securities
Restricted common stock	3,203	2,706	3,181	2,606
Stock options	2,798	3,346	2,899	3,194
Convertible preferred stock	608	34,243	608	34,243

Common shares – diluted	318,580	315,510	317,913	315,164

11.     Share-based Compensation
     Share-based compensation expense was as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2007	2006	2007	2006
Before income taxes	$23	$18	$44	$31
After income taxes	14	11	27	20
     The Corporation issued 2,915,400 stock options and 974,000 shares of restricted stock in the first half of 2007 and 2,753,100 stock options and 920,700 shares of restricted stock in the first half of 2006.
12.     Comprehensive Income
     Comprehensive income (loss) was as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2007	2006	2007	2006
Net income	$557	$566	$927	$1,265
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	69	94	111	155
Net change in fair value of cash flow hedges	(192)	(270)	(176)	(542)
Change in minimum postretirement plan liabilities, after tax	4	—	8	—
Change in foreign currency translation adjustment and other	9	24	6	33

Comprehensive income	$447	$414	$876	$911

     At June 30, 2007, accumulated other comprehensive income (loss) included after-tax unrealized deferred losses of $1,403 million primarily related to crude oil contracts used as hedges of future Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.     Segment Information
     The Corporation’s results by operating segment were as follows (in millions):

	Three months		Six months
	ended June 30		ended June 30
	2007	2006	2007	2006
Operating revenues
Exploration and Production	$1,916	$1,769	$3,480	$3,349
Marketing and Refining	5,558	5,014	11,367	10,691
Less: Transfers between affiliates	(53)	(65)	(107)	(163)

Total (*)	$7,421	$6,718	$14,740	$13,877

Net income (loss)
Exploration and Production	$505	$501	$845	$1,207
Marketing and Refining	122	122	223	175
Corporate, including interest	(70)	(57)	(141)	(117)

Total	$557	$566	$927	$1,265

(*)	Operating revenues are reported net of excise and similar taxes of approximately $500 million in the second quarter of both 2007 and 2006 and $1,000 million during the first half of both 2007 and 2006.
     Identifiable assets by operating segment were as follows (in millions):

	June 30,	December 31,
	2007	2006
Exploration and Production	$15,921	$14,397
Marketing and Refining	5,327	6,228
Corporate	1,989	1,817

Total	$23,237	$22,442

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures, purchases, transports, trades and markets refined petroleum products, natural gas and electricity. Net income was $557 million for the second quarter of 2007, compared with $566 million in the second quarter of 2006.
         Exploration and Production: E&P earnings were $505 million for the second quarter of 2007, compared with $501 million in the second quarter of 2006. Worldwide crude oil and natural gas production was 378,000 barrels of oil equivalent per day (boepd) in the second quarter of 2007 compared with 354,000 boepd in the same period of 2006. The Corporation anticipates that its production for the full year of 2007 will average between 370,000 and 380,000 boepd.
The following is an update of Exploration and Production activities during the second quarter of 2007:
•	In April, production commenced from the Pangkah Field in Indonesia (Hess 75%). Net production from the field is currently 40,000 mcf per day and is expected to reach 60,000 mcf per day before the end of the year.

•	The Okume Complex (Hess 85%) has been experiencing strong reservoir performance and is currently producing at the rate of 30,000 barrels per day, net to Hess.

•	The Corporation completed the sale of its interests in the Scott-Telford fields in the United Kingdom for $93 million and recorded an after-tax gain of $15 million ($21 million before income taxes). The Corporation’s share of production related to the Scott-Telford fields totaled 8,000 boepd in the first quarter and 3,000 boepd in the second quarter.

•	In the deepwater Gulf of Mexico, appraisal drilling at the Pony discovery (Hess 100%) was temporarily suspended for a statutory drilling rig inspection. The well has been drilled and cased to 23,000 feet and is planned for a total depth of 32,500 feet. The Corporation expects drilling to resume in late September of 2007.

•	The Corporation acquired interests in two Gulf of Mexico exploration prospects. The first prospect, Bob North, is a five block unit in the Mississippi Canyon area located to the southeast of Tubular Bells, in which the Corporation has acquired a 30 percent interest. The second prospect is Will K located on High Island Block A119, in which the Corporation will participate with a 10 percent interest. Exploration drilling is expected to commence on both prospects in the third quarter.
         Marketing and Refining: M&R earnings were $122 million in the second quarter of both 2007 and 2006. During the second quarter of 2007, the coker unit at HOVENSA was shutdown for approximately 30 days for a scheduled turnaround. Certain related processing units were also included in this turnaround. The expensing of the turnaround costs reduced refining earnings by approximately $24 million for the quarter. Also during the second quarter of 2007, the Corporation received a cash distribution of $75 million from HOVENSA.

PART I - FINANCIAL INFORMATION (CONT’D.)
Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Exploration and Production	$505	$501	$845	$1,207
Marketing and Refining	122	122	223	175
Corporate	(32)	(29)	(63)	(52)
Interest expense	(38)	(28)	(78)	(65)

Net income	$557	$566	$927	$1,265

Net income per share (diluted)	$1.75	$1.79	$2.92	$4.01

Items Affecting Comparability Between Periods
     The following items of income (expense), on an after-tax basis, affect the comparability of earnings between periods (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Exploration and Production
Gains from asset sales	$15	$50	$15	$236
Accrued office closing costs	—	(18)	—	(18)

	$15	$32	$15	$218

     During the second quarter of 2007, the Corporation recorded a net gain of $15 million ($21 million before income taxes) related to the sale of its interests in the Scott and Telford fields located in the United Kingdom.
     The net gain from asset sales in the second quarter of 2006 relates to the sale of U.S. Gulf Coast onshore oil and gas producing assets ($80 million before income taxes). In the second quarter of 2006, the Corporation also recorded an after-tax charge for vacated leased office space ($30 million before income taxes, recorded in general and administrative expenses). The net gain from asset sales for the six months ended June 30, 2006 also reflects the disposition of certain producing properties located in the Permian Basin in Texas and New Mexico in the first quarter ($289 million before income taxes).
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

PART I - FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Comparison of Results
Exploration and Production
     Following is a summarized income statement of the Corporation’s Exploration and Production operations (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Sales and other operating revenues*	$1,802	$1,625	$3,313	$3,177
Non-operating income (expense)	28	92	22	392

Total revenues	1,830	1,717	3,335	3,569

Cost and expenses
Production expenses, including related taxes	377	303	724	569
Exploration expenses, including dry holes and lease impairment	90	79	183	191
General, administrative and other expenses	62	72	119	117
Depreciation, depletion and amortization	337	267	646	517

Total costs and expenses	866	721	1,672	1,394

Results of operations before income taxes	964	996	1,663	2,175
Provision for income taxes	459	495	818	968

Results of operations	$505	$501	$845	$1,207

*	Amounts differ from E&P operating revenues in Note 13 “Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from unrelated third parties.
     After considering the gain from asset sales and the charge for vacated leased office space described above, the remaining changes in Exploration and Production earnings are primarily attributable to changes in selling prices, sales volumes, operating costs, exploration expenses and income taxes, as discussed below.
Selling prices: Lower average realized selling prices of crude oil and natural gas decreased Exploration and Production revenues by approximately $150 million in the first half of 2007 compared with the corresponding period of 2006. The Corporation’s average selling prices were as follows:

PART I - FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Average selling prices
Crude oil — per barrel (including hedging)
United States	$61.41	$64.53	$57.46	$60.81
Europe	58.94	60.63	54.98	57.69
Africa	58.02	53.04	53.68	50.01
Asia and other	70.73	68.64	65.08	63.54
Worldwide	60.05	59.00	55.66	56.21

Crude oil — per barrel (excluding hedging)
United States	$61.41	$64.53	$57.46	$60.81
Europe	58.94	63.27	54.98	59.95
Africa	67.04	67.18	62.22	64.89
Asia and other	70.73	68.64	65.08	63.54
Worldwide	63.94	65.03	59.13	61.72

Natural gas liquids — per barrel
United States	$47.97	$47.35	$45.36	$45.87
Europe	58.26	47.44	52.44	47.33
Worldwide	51.68	47.38	48.06	46.30

Natural gas — per Mcf
United States	$7.24	$6.23	$7.22	$7.00
Europe	4.54	5.55	4.66	7.06
Asia and other	4.42	3.85	4.49	3.87
Worldwide	4.88	5.06	4.95	5.91
     Crude oil hedges reduced Exploration and Production earnings by $56 million and $95 million in the second quarter and first half of 2007 ($93 million and $157 million before income taxes). Crude oil hedges reduced Exploration and Production earnings by $83 million and $147 million in the second quarter and first half of 2006 ($128 million and $229 million before income taxes).
Production and sales volumes: The Corporation’s crude oil and natural gas production, on a barrel of oil equivalent basis, was 378,000 boepd in the second quarter of 2007 compared with 354,000 boepd in the same period of 2006. Production in the first half of 2007 was 380,000 boepd compared with 357,000 boepd in the first half of 2006. Production in the third quarter of 2007 is expected to average approximately 350,000 boepd to 360,000 boepd and then is anticipated to increase to approximately 400,000 boepd for the fourth quarter of 2007. The anticipated decrease in production during the third quarter of 2007, reflects the sale of the Scott and Telford fields in the United Kingdom, the scheduled maintenance of certain North Sea facilities, an unplanned outage at a non-operated pipeline located in the North Sea and a 50 day planned shut-down of Block 18 of the Joint Development Area of Malaysia and Thailand (JDA) to install facilities required for Phase 2 development. Production growth in the fourth quarter will primarily come from the expected increase in production from the Cromarty Field in the United Kingdom, the Okume Complex in Equatorial Guinea and the Pangkah field in Indonesia, and the anticipated commencement of production from the Genghis Khan Field, in the deepwater Gulf of Mexico. The Corporation anticipates that its production for the full year of 2007 will average between 370,000 boepd and 380,000 boepd.

PART I - FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Crude oil (barrels per day)
United States	31	38	30	40
Europe	96	110	103	111
Africa	115	84	107	84
Asia and other	26	12	20	10

Total	268	244	260	245

Natural gas liquids (barrels per day)
United States	10	10	10	9
Europe	4	4	5	4

Total	14	14	15	13

Natural gas (Mcf per day)
United States	86	117	88	120
Europe	212	244	280	262
Asia and other	277	214	260	211

Total	575	575	628	593

Barrels of oil equivalent per day (*)	378	354	380	357

(*)Natural gas production is converted assuming six Mcf equals one barrel.
     United States: Crude oil and natural gas production was lower in the second quarter and first half of 2007, principally due to natural decline and asset sales.
     Europe: Crude oil production in the second quarter and first half of 2007 was lower than the comparable periods of 2006, reflecting mechanical difficulties on two North Sea fields, the timing of maintenance on the Valhall Field in Norway and the sale of the Corporation’s remaining interests in the Scott and Telford fields in the United Kingdom. These decreases were partially offset by increased production in Russia. Increased natural gas production in the first half of 2007 was principally due to new production from the Atlantic and Cromarty fields in the United Kingdom which commenced in June 2006. Natural gas production was lower in the second quarter of 2007 compared with 2006, reflecting lower nominations, natural decline and a decision to reduce production at the Cromarty field in response to market conditions in the United Kingdom.
     Africa: Higher crude oil production in the second quarter and first half of 2007 was due to the start-up of the Okume Complex in Equatorial Guinea in December 2006.
     Asia and other: Crude oil production increased in the second quarter and first half of 2007, reflecting an increased entitlement to production in Azerbaijan. Increased natural gas production was principally due to new production from the Phu Horm onshore gas project in Thailand which commenced in November 2006, increased production from the JDA and new production from the Pangkah field in Indonesia which commenced in the second quarter of 2007.

PART I - FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
          Sales volumes: Higher crude oil sales volumes increased revenue by approximately $170 million in the second quarter and $290 million in the first half of 2007 compared with the corresponding periods of 2006.
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $94 million and $188 million in the second quarter and first half of 2007 compared with the corresponding periods of 2006. The increases principally reflect higher production volumes, increased costs of services, increased maintenance and higher production taxes. Depreciation, depletion and amortization charges were higher in 2007 reflecting higher production volumes and per barrel rates.
Exploration expenses: Exploration expenses were $90 million and $183 million in the second quarter and first half of 2007, an increase of $11 million from the second quarter of 2006 and a decrease of $8 million, from the first half of 2006. The changes principally reflect the timing of exploration drilling and seismic studies. The Corporation’s planned exploratory drilling activities are expected to increase in the second half of the year.
Other: Exploration and Production foreign currency gains and (losses) were as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Before income taxes	$—	$4	$(4)	$14
After income taxes	(6)	(1)	(9)	6
     The effective income tax rate for Exploration and Production operations in the first half of 2007 was 49% compared with 46% in the first half of 2006. The effective income tax rate for E&P operations for the full year of 2007 is expected to be in the range of 50% to 54%.
     The Corporation’s future Exploration and Production earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses, changes in foreign exchange and income tax rates, political risk and the effects of weather.
Marketing and Refining
     Earnings from Marketing and Refining activities amounted to $122 million in the second quarter of both 2007 and 2006. Earnings from Marketing and Refining activities amounted to $223 million in the first half of 2007 compared with $175 million in the first half of 2006. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
     Refining: Refining earnings were $87 million in the second quarter of 2007 and $141 million in the first half of 2007 compared with $107 million in the second quarter of 2006 and $132 million in the first half of 2006. The Corporation’s share of HOVENSA’s after-tax earnings was $49 million in the second quarter of 2007 compared with $62 million in the second quarter of 2006. During the second quarter of 2007, HOVENSA completed a planned turnaround of its coker unit, which lasted approximately 30 days. Certain related processing units were also included in the turnaround. The expensing of the turnaround costs reduced second quarter 2007 Marketing and Refining net income by $24 million. The Corporation’s share of HOVENSA’s after-tax earnings was $84 million in the first half of 2007 compared with $64 million in 2006, principally reflecting higher refining margins.

PART I - FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     Interest income on the PDVSA note after income taxes was $1 million in the second quarter and $3 million in the first half of 2007 compared with $2 million in the second quarter and $5 million in the first half of 2006. At June 30, 2007, the remaining balance of the PDVSA note was $106 million, which is scheduled to be fully repaid by February 2009.
     Port Reading’s after tax earnings were $35 million in the second quarter and $52 million in the first half of 2007 compared with $42 million in the second quarter and $62 million in the first half of 2006. In the first quarter of 2007, Port Reading operations were interrupted for approximately one week as a result of a small fire.
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three months ended		Six months ended
	capacity	June 30		June 30
	(thousands of
	barrels per day)	2007	2006	2007	2006
HOVENSA
Crude	500	79.4%	85.9%	86.7%	85.0%
Fluid catalytic cracker	150	87.9%	87.3%	90.5%	76.9%
Coker	58	53.3%	73.2%	70.8%	79.4%
Port Reading	65	97.9%	96.9%	91.4%	97.8%
     Marketing: Marketing earnings, which consist principally of energy marketing and retail gasoline operations, were breakeven in the second quarter of 2007 and $43 million in the first half of 2007 compared with $16 million in the second quarter and $28 million in the first half of 2006. Total refined product sales volumes were 452,000 barrels per day in the first half of 2007 and 466,000 barrels per day in the first half of 2006.
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to income of $35 million in the second quarter and $39 million in the first half of 2007 compared with a loss of $1 million in the second quarter of 2006 and income of $15 million in the first half of 2006.
     Marketing expenses increased in the second quarter and first half of 2007 compared with the corresponding periods of 2006, reflecting growth in energy marketing activities and increased retail sites, and in the second quarter of 2007, higher costs of the trading partnership.
     The Corporation’s future Marketing and Refining earnings may be impacted by volatility in marketing and refining margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.

PART I - FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Corporate
     After-tax corporate expenses were $32 million in the second quarter of 2007 and $63 million in the first half of 2007 compared with $29 million in the second quarter and $52 million in the first half of 2006. The increase principally reflects higher employee related expenses, including stock based compensation. Net corporate expenses for the full year of 2007 are expected to be in the range of $115 to $125 million.
Interest
     Interest expense was as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Total interest incurred	$78	$70	$157	$151
Less: capitalized interest	16	26	31	50

Interest expense before income taxes	62	44	126	101
Less: income taxes	24	16	48	36

After-tax interest expense	$38	$28	$78	$65

     The decrease in capitalized interest in 2007 reflects the completion of several development projects in the second half of 2006. After-tax interest expense for the full year of 2007 is expected to be in the range of $160 to $170 million.
Sales and Other Operating Revenues
     Sales and other operating revenues increased by 10% in the second quarter and 6% in the first half of 2007 compared with the corresponding periods of 2006, primarily due to higher refined product selling prices and increased sales volume of electricity. The increase in cost of goods sold principally reflects increased purchases of electricity.
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	June 30,	December 31,
	2007	2006
Cash and cash equivalents	$482	$383
Current portion of long-term debt	30	27
Total debt	3,991	3,772
Stockholders’ equity	9,087	8,147
Debt to capitalization ratio*	30.5%	31.6%

*	Total debt as a percentage of the sum of total debt plus stockholders’ equity.

PART I - FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
Cash Flows: The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Six months ended
	June 30
	2007	2006
Net cash provided by (used in):
Operating activities	$1,838	$1,884
Investing activities	(1,948)	(1,609)
Financing activities	209	(104)

Net increase in cash and cash equivalents	$99	$171

     Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $1,838 million in the first half of 2007 compared with $1,884 million in 2006. In the first half of 2007, the Corporation received a cash distribution of $125 million from HOVENSA compared with $200 million in 2006.
     Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Six months ended
	June 30
	2007	2006
Exploration and Production
Exploration	$284	$345
Production and development	1,285	982
Property acquisitions (including leasehold)	413	693

	1,982	2,020
Marketing, Refining and Corporate	56	75

Total	$2,038	$2,095

     Investing activities in the first half of 2007 include the acquisition of a 28% interest in the Genghis Khan Field in the deepwater Gulf of Mexico for $371 million, of which $342 million was allocated to properties and the remainder to wells and equipment. Investing activities in the first half of 2006 include payments of $260 million related to the Corporation’s re-entry into Libya and $413 million to acquire a 55% working interest in the West Med Block in Egypt.
     In the first half of 2007, proceeds from the sale of the Corporation’s interests in the Scott and Telford fields in the United Kingdom were $93 million. In the first half of 2006, proceeds from the sale of the Corporation’s interests in certain producing properties in the Permian Basin and onshore Gulf Coast in Texas and New Mexico were $444 million.
     Financing Activities: In the first half of 2007, there was a net increase in borrowings of $219 million. Dividends paid were $95 million in the first half of 2007 ($108 million in the first half of 2006). During the first half of 2007, the Corporation received proceeds from the exercise of stock options totaling $85 million ($15 million in the same period of 2006).

PART I - FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
Future Capital Requirements and Resources: The Corporation anticipates investing a total of approximately $4.2 billion, excluding additional acquisitions, if any, in capital and exploratory expenditures during 2007. The Corporation expects that it will fund its 2007 operations, including capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand, cash flow from operations and its available credit facilities.
     At June 30, 2007, the Corporation has $2,537 million of available borrowing capacity under its $3 billion syndicated revolving credit facility, substantially all of which is committed through May 2012. Outstanding borrowings under the revolving credit facility were $463 million at June 30, 2007 ($300 million at December 31, 2006).
     At June 30, 2007, the Corporation had no outstanding borrowings under its 364-day asset-backed credit facility ($318 million at December 31, 2006). Outstanding letters of credit under this facility of $509 million were collateralized by approximately $963 million of Marketing and Refining accounts receivable. These receivables are not available to pay the general obligations of the Corporation before satisfaction of the Corporation’s obligations under the asset-backed credit facility. The Corporation’s total borrowing capacity under the asset-backed credit facility is $570 million, subject to the availability of sufficient levels of eligible receivables.
     At June 30, 2007, the Corporation classified an aggregate of $400 million of borrowings under short-term credit facilities as long-term debt, based on the available capacity under the $3 billion syndicated revolving credit facility
     The Corporation has additional unused lines of credit of approximately $882 million, primarily for letters of credit, under uncommitted arrangements with banks. The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
Outstanding letters of credit were as follows (in millions):

	June 30,	December 31,
	2007	2006
Lines of Credit
Revolving credit facility	$—	$1
Asset backed credit facility	509	—
Committed short-term letter of credit facilities	1,358	1,875
Uncommitted lines	1,037	1,603

	$2,904	$3,479

     Loan agreement covenants allow the Corporation to borrow up to an additional $11.2 billion for the construction or acquisition of assets at June 30, 2007. The Corporation has the ability to borrow up to an additional $2.8 billion of secured debt at June 30, 2007 under the loan agreement covenants. At June 30, 2007 the maximum amount of dividends or stock repurchases that can be paid from borrowings under the loan agreement covenants is $4.2 billion.
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

PART I - FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
Off-Balance Sheet Arrangements: The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $484 million at June 30, 2007. The Corporation’s June 30, 2007 debt to capitalization ratio would increase from 30.5% to 33.0% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At June 30, 2007, the guarantee amounted to $224 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
Changes in Accounting Policies
     Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP eliminates the previously acceptable accrue-in-advance method of accounting for planned major maintenance. As a result, the Corporation retrospectively changed its method of accounting to recognize expenses associated with refinery turnarounds when such costs are incurred. The impact of adopting this FSP increased previously reported second quarter 2006 net income by $1 million with no impact to diluted earnings per share and increased previously reported net income for the six months ended June 30, 2006 by $5 million ($.02 per diluted share). The impact on the third and fourth quarters of 2006 was not material. In addition, previously reported 2005 net income decreased by $16 million and retained earnings as of January 1, 2005 increased by $48 million. The related financial information in Management’s Discussion and Analysis reflects this retrospective accounting change.
     Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. The impact of adoption was not material to the Corporation’s financial position, results of operations or cash flows. FIN 48 also requires additional disclosures related to uncertain income tax positions. At January 1, 2007, the Corporation had uncertain tax positions of $142 million.
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

PART I - FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (continued)
Non-Trading: The Corporation’s Exploration and Production segment uses futures and swaps to fix the selling prices of a portion of its future production and the related gains or losses are an integral part of its selling prices. Following is a summary of the Corporation’s outstanding crude oil hedges at June 30, 2007:

	Brent Crude Oil
	Average	Thousands
	Selling	of Barrels
	Price	per Day
Maturities
2007	$25.85	24
2008	25.56	24
2009	25.54	24
2010	25.78	24
2011	26.37	24
2012	26.90	24
     There were no hedges of WTI crude oil or natural gas production at June 30, 2007. As market conditions change, the Corporation may adjust its hedge positions. The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses derivatives to manage the risk in its marketing activities.
     Accumulated other comprehensive income (loss) at June 30, 2007 includes after-tax unrealized deferred losses of $1,403 million primarily related to crude oil contracts used as hedges of Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.
     The Corporation estimates that at June 30, 2007, the value-at-risk for commodity related derivatives used in non-trading activities was $62 million (unchanged from December 31, 2006). The results may vary from time to time as hedge levels change.
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
     Total realized gains for the first half of 2007 amounted to $60 million ($399 million of realized gains for the first half of 2006). The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2007	2006
Fair value of contracts outstanding at January 1	$365	$1,109
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at June 30	(28)	(167)
Reversal of fair value for contracts closed during the period	(30)	(148)
Fair value of contracts entered into during the period and still outstanding	119	(96)

Fair value of contracts outstanding at June 30	$426	$698

PART I - FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (continued)
     The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at June 30, 2007 (in millions):

		Instruments Maturing
					2010
					and
Source of Fair Value	Total	2007	2008	2009	beyond
Prices actively quoted	$416	$240	$117	$11	$48
Other external sources	10	14	(16)	7	5
Internal estimates	—	—	—	—	—

Total	$426	$254	$101	$18	$53

     The Corporation estimates that at June 30, 2007, the value-at-risk for trading activities was $12 million ($17 million at December 31, 2006). The results may change from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at June 30, 2007 (in millions):

Investment grade determined by outside sources	$194
Investment grade determined internally (*)	53
Less than investment grade	32

Fair value of net receivables outstanding at end of period	$279

(*)	Based on information provided by counterparties and other available sources.
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
Item 4. Controls and Procedures
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2007, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2007.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - FINANCIAL INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Stockholders of the Registrant was held on May 2, 2007. The Inspectors of Election reported that 277,093,484 shares of common stock of the Registrant were represented in person or by proxy at the meeting, constituting 87% of the votes entitled to be cast. At the meeting, stockholders voted on:
•	The election of four nominees for the Board of Directors for the three-year term expiring in 2010.

•	The ratification of the selection by the Board of Directors of Ernst & Young LLP as the independent registered public accounting firm of the Registrant for the fiscal year ended December 31, 2007.

•	A proposal to recommend that the board of directors take action to declassify board.
With respect to the election of directors, the inspectors of election reported as follows:

	For	Withholding Authority
Name	Nominee Listed	to Vote For Nominee Listed
Nicholas F. Brady	218,624,336	58,469,148
J. Barclay Collins II	270,305,479	6,788,005
Thomas H. Kean	267,934,340	9,159,144
Frank A. Olson	219,610,142	57,483,342
     The inspectors reported that 272,925,504 votes were cast for the ratification of the selection of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2007, 2,816,509 votes were cast against said ratification and holders of 1,351,471 votes abstained.
     The inspectors reported that 197,079,013 votes were cast for the stockholder proposal recommending that the board of directors take action to declassify the board, 44,274,452 votes were cast against said proposal and holders of 16,062,571 votes abstained. There were 19,677,448 broker non-votes with respect to this matter.

Item 6.	Exhibits and Reports on Form 8-K
a.	Exhibits
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

PART II - FINANCIAL INFORMATION (CONT’D.)
b.	Reports on Form 8-K

During the quarter ended June 30, 2007, Registrant filed one report on Form 8-K:
(i)	Filing dated April 25, 2007 reporting under Items 2.02 and 9.01 a news release dated April 25, 2007 reporting results for the first quarter of 2007 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Hess Corporation, at a public conference call held April 25, 2007.

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
Date: August 3, 2007