Form 10-Q
period 2007-09-30
HESS CORP
filed 2007-11-07
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     At September 30, 2007, there were 319,449,308 shares of Common Stock outstanding.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$7,451	$7,035	$22,191	$20,912
Non-operating income
Equity in income of HOVENSA L.L.C.	19	67	156	172
Gain on asset sales	—	—	21	369
Other, net	34	25	56	59

Total revenues and non-operating income	7,504	7,127	22,424	21,512

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	5,322	4,899	15,922	14,854
Production expenses	394	323	1,118	892
Marketing expenses	238	230	701	686
Exploration expenses, including dry holes and lease impairment	131	221	314	412
Other operating expenses	45	32	115	89
General and administrative expenses	133	115	406	354
Interest expense	59	49	185	150
Depreciation, depletion and amortization	365	323	1,046	871

Total costs and expenses	6,687	6,192	19,807	18,308

INCOME BEFORE INCOME TAXES	817	935	2,617	3,204
Provision for income taxes	422	639	1,295	1,643

NET INCOME	$395	$296	$1,322	$1,561

Less preferred stock dividends	—	12	—	36

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$395	$284	$1,322	$1,525

NET INCOME PER SHARE
BASIC	$1.26	$1.03	$4.24	$5.54
DILUTED	1.23	.94	4.15	4.95
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	319.9	316.0	318.6	315.5
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.30	$.30
See accompanying notes to consolidated financial statements.

PART I-FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$565	$383
Accounts receivable	3,076	3,873
Inventories	1,341	1,005
Other current assets	287	587

Total current assets	5,269	5,848

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	1,011	1,055
Other	180	188

Total investments in affiliates	1,191	1,243

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	25,122	21,980
Less reserves for depreciation, depletion, amortization and lease impairment	10,849	9,672

Property, plant and equipment — net	14,273	12,308

GOODWILL	1,225	1,253
DEFERRED INCOME TAXES	1,634	1,430
OTHER ASSETS	344	360

TOTAL ASSETS	$23,936	$22,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,440	$4,803
Accrued liabilities	1,458	1,477
Taxes payable	458	432
Current maturities of long-term debt	46	27

Total current liabilities	6,402	6,739

LONG-TERM DEBT	3,939	3,745
DEFERRED INCOME TAXES	2,310	2,116
ASSET RETIREMENT OBLIGATIONS	826	824
OTHER LIABILITIES	950	871

Total liabilities	14,427	14,295

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 20,000 shares authorized
3% cumulative convertible series
Authorized — 330 shares
Issued — 284 shares ($14 million liquidation preference)	—	—
Common stock, $1.00 par value
Authorized — 600,000 shares
Issued — 319,449 shares at September 30, 2007; 315,018 shares at December 31, 2006	319	315
Capital in excess of par value	1,831	1,689
Retained earnings	8,933	7,707
Accumulated other comprehensive income (loss)	(1,574)	(1,564)

Total stockholders’ equity	9,509	8,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,936	$22,442

See accompanying notes to consolidated financial statements.

PART I-FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions of dollars)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,322	$1,561
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,046	871
Exploratory dry hole costs	25	192
Lease impairment	50	79
Pre-tax gain on asset sales	(21)	(369)
Provision for deferred income taxes	66	286
Distributed earnings of HOVENSA L.L.C., net	44	128
Changes in other operating assets and liabilities	169	(36)

Net cash provided by operating activities	2,701	2,712

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,773)	(2,883)
Proceeds from asset sales	93	444
Payments received on notes receivable	46	61
Other	(52)	20

Net cash used in investing activities	(2,686)	(2,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	761	21
Repayments	(548)	(31)
Cash dividends paid	(127)	(148)
Employee stock options exercised	81	35

Net cash provided by (used in) financing activities	167	(123)

NET INCREASE IN CASH AND CASH EQUIVALENTS	182	231
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	383	315

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$565	$546

See accompanying notes to consolidated financial statements.

PART I-FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at September 30, 2007 and December 31, 2006, the consolidated results of operations for the three and nine month periods ended September 30, 2007 and 2006 and the consolidated cash flows for the nine month periods ended September 30, 2007 and 2006. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form
10-K for the year ended December 31, 2006.

Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP eliminates the previously acceptable accrue-in-advance method of accounting for planned major maintenance. As a result, the Corporation retrospectively changed its method of accounting to recognize expenses associated with refinery turnarounds when such costs are incurred. The impact of adopting this FSP decreased previously reported third quarter 2006 net income by $1 million with no impact to diluted earnings per share and increased previously reported net income for the nine months ended September 30, 2006 by $4 million ($.02 per diluted share). The impact on the fourth quarter of 2006 was not material. In addition, previously reported net income for the year ended December 31, 2005 decreased by $16 million and retained earnings as of January 1, 2005 increased by $48 million. Prior period financial information in the financial statements and notes reflect this retrospective accounting change.

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

In February 2007, the Corporation completed the acquisition of a 28% interest in the Genghis Khan oil and gas development located in the deepwater Gulf of Mexico on Green Canyon Blocks 652 and 608 for $371 million, of which $342 million was allocated to proved and unproved properties and the remainder to wells and equipment. The Genghis Khan development is part of the same geologic structure as the Shenzi development. This transaction was accounted for as an acquisition of assets.

PART I-FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	Inventories

Inventories consist of the following (in millions):

	September 30,	December 31,
	2007	2006
Crude oil and other charge stocks	$346	$202
Refined products and natural gas	1,484	1,185
Less: LIFO adjustment	(847)	(676)

	983	711
Merchandise, materials and supplies	358	294

Total inventories	$1,341	$1,005

4.	Refining Joint Venture

The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method.

Summarized financial information for HOVENSA follows (in millions):

	September 30,	December 31,
	2007	2006*
Summarized balance sheet
Cash and short-term investments	$355	$290
Other current assets	991	943
Net fixed assets	2,161	2,123
Other assets	42	32
Current liabilities	(1,149)	(1,013)
Long-term debt	(356)	(252)
Deferred liabilities and credits	(75)	(70)

Members’ equity	$1,969	$2,053

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006*	2007	2006*
Summarized income statement
Total sales	$3,539	$3,319	$9,181	$9,041
Cost and expenses	(3,500)	(3,184)	(8,866)	(8,692)

Net income	$39	$135	$315	$349

Hess Corporation’s share, before income taxes	$19	$67	$156	$172

(*)	Reflects the impact of the retrospective adoption of a new accounting pronouncement related to expensing the costs of refinery turnarounds.
          During the first nine months of 2007 and 2006, the Corporation received cash distributions from HOVENSA of $200 million and $300 million, respectively.

PART I-FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the nine months ended September 30, 2007 (in millions):

Beginning balance at January 1	$399
Additions to capitalized exploratory well costs pending the determination of proved reserves	195
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(20)

Ending balance at September 30	$574

The preceding table excludes costs related to exploratory dry holes of $25 million, which were incurred and subsequently expensed in 2007. Capitalized exploratory well costs greater than one year old after completion of drilling were $130 million as of September 30, 2007 and $71 million as of December 31, 2006.

6.	Long-Term Debt and Capitalized Interest

At September 30, 2007, the Corporation classified an aggregate of $457 million of borrowings under short-term credit facilities as long-term debt, based on the available capacity under the $3 billion syndicated revolving credit facility, substantially all of which is committed through May 2012.

Capitalized interest on development projects amounted to the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2007	2006	2007	2006
Capitalized interest	$18	$25	$49	$75
7.	Foreign Currency

Pre-tax foreign currency gains (losses) amounted to the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2007	2006	2007	2006
Foreign currency gains (losses)	$20	$(2)	$14	$11

PART I-FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.	Retirement Plans

Components of net periodic pension cost consisted of the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2007	2006	2007	2006
Service cost	$11	$9	$29	$26
Interest cost	18	17	52	49
Expected return on plan assets	(18)	(18)	(52)	(49)
Amortization of prior service cost	—	—	—	1
Amortization of net loss	6	8	16	20

Pension expense	$17	$16	$45	$47

In 2007, the Corporation expects to contribute approximately $75 million to its funded pension plans and $15 million to the trust established for its unfunded pension plan. Through September 30, 2007, the Corporation contributed $58 million to its pension plans.

9.	Income Taxes

The provision for income taxes consisted of the following (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2007	2006	2007	2006
Current	$362	$546	$1,229	$1,357
Deferred	60	48	71	241
Adjustment of deferred tax liability for foreign income tax rate change	—	45	(5)	45

Total	$422	$639	$1,295	$1,643

The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The impact of adoption was not material to the Corporation’s financial position, results of operations or cash flows. A deferred tax asset of $28 million related to an acquired net operating loss carryforward was recorded in conjunction with adopting FIN 48 and goodwill was reduced.

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

PART I-FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.	Weighted Average Common Shares

The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Nine months
	ended September 30		ended September 30
	2007	2006	2007	2006
Common shares – basic	313,617	275,680	311,986	275,320
Effect of dilutive securities
Restricted common stock	2,802	2,889	3,078	2,701
Stock options	2,856	3,237	2,889	3,187
Convertible preferred stock	590	34,243	601	34,243

Common shares – diluted	319,865	316,049	318,554	315,451

11.	Share-based Compensation

Share-based compensation expense was as follows (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2007	2006	2007	2006
Before income taxes	$21	$18	$65	$49
After income taxes	14	11	41	32
The Corporation issued 3,025,800 stock options and 1,015,350 shares of restricted stock in the first nine months of 2007 and 2,804,100 stock options and 957,600 shares of restricted stock in the first nine months of 2006.

12.	Comprehensive Income

Comprehensive income (loss) was as follows (in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2007	2006	2007	2006
Net income	$395	$296	$1,322	$1,561
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	98	102	209	257
Net change in fair value of cash flow hedges	(91)	186	(267)	(356)
Change in minimum postretirement plan liabilities, after tax	4	—	12	—
Change in foreign currency translation adjustment and other	30	(10)	36	23

Comprehensive income	$436	$574	$1,312	$1,485

At September 30, 2007, accumulated other comprehensive income (loss) included after-tax unrealized deferred losses of $1,396 million primarily related to crude oil contracts used as hedges of future Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

PART I-FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.	Segment Information

The Corporation’s results by operating segment were as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Operating revenues
Exploration and Production	$1,803	$1,736	$5,283	$5,085
Marketing and Refining	5,691	5,360	17,058	16,051
Less: Transfers between affiliates	(43)	(61)	(150)	(224)

Total *	$7,451	$7,035	$22,191	$20,912

Net income (loss)
Exploration and Production	$414	$206	$1,259	$1,413
Marketing and Refining	46	152	269	327
Corporate, including interest	(65)	(62)	(206)	(179)

Total	$395	$296	$1,322	$1,561

*	Operating revenues are reported net of excise and similar taxes of approximately $500 million in the third quarter of both 2007 and 2006 and $1,500 million during the first nine months of both 2007 and 2006.
          Identifiable assets by operating segment were as follows (in millions):

	September 30,	December 31,
	2007	2006
Exploration and Production	$16,181	$14,397
Marketing and Refining	5,674	6,228
Corporate	2,081	1,817

Total	$23,936	$22,442

PART I-FINANCIAL INFORMATION (CONT’D.)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures, purchases, transports, trades and markets refined petroleum products, natural gas and electricity. Net income was $395 million for the third quarter of 2007, compared with $296 million in the third quarter of 2006.
     Exploration and Production: E&P earnings were $414 million for the third quarter of 2007, compared with $206 million in the third quarter of 2006. Worldwide crude oil and natural gas production was 357,000 barrels of oil equivalent per day (boepd) in the third quarter of 2007 compared with 352,000 boepd in the same period of 2006. The Corporation anticipates that its production for the full year of 2007 will average between 375,000 and 380,000 boepd.
     The following is an update of recent Exploration and Production activities since the second quarter of 2007:
•	In September, gas production commenced at the Snohvit Field located offshore Norway (Hess 3.26%) and in early October crude oil production commenced at the Genghis Khan Field in the Gulf of Mexico (Hess 28%).

•	On October 10, the Corporation completed facilities installation work at Block A-18 of the Joint Development Area of Malaysia and Thailand (JDA) (Hess 50%) required for Phase 2 of the development. Production has resumed at the development after being temporarily suspended for 50 days for the upgrade.

•	During the third quarter, exploration drilling commenced at the Bob North prospect in the Mississippi Canyon area (Hess 30%) in the deepwater Gulf of Mexico and is expected to be completed in the fourth quarter. In October, the Corporation resumed operations at the Pony discovery (Hess 100%), after it was temporarily suspended for a required drilling rig inspection, and commenced drilling an appraisal well at the Tubular Bells discovery (Hess 20%).

•	In September, the Corporation secured a new drillship for use in its global deepwater exploration and development activities beginning in the middle of 2009. The rig will be equipped to drill in up to 7,500 feet of water. The Corporation will make total payments of approximately $950 million under this five year contract.
Marketing and Refining: M&R earnings were $46 million in the third quarter of 2007 compared with $152 million in the corresponding period of 2006. The decrease principally reflects lower margins and less favorable trading results. During the third quarter of 2007, the Corporation received a cash distribution of $75 million from HOVENSA.

PART I-FINANCIAL INFORMATION (CONT’D.)
Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Exploration and Production	$414	$206	$1,259	$1,413
Marketing and Refining	46	152	269	327
Corporate	(28)	(31)	(91)	(83)
Interest expense	(37)	(31)	(115)	(96)

Net income	$395	$296	$1,322	$1,561

Net income per share (diluted)	$1.23	$.94	$4.15	$4.95

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
Items Affecting Comparability Between Periods
     The following items of income (expense), on an after-tax basis, affect the comparability of earnings between periods (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Exploration and Production
Estimated production imbalance settlements	$(33)	$—	$(33)	$—
Gains from asset sales	—	—	15	236
Income tax adjustments	—	(105)	—	(45)
Accrued office closing costs	—	—	—	(18)

	$(33)	$(105)	$(18)	$173

     In the third quarter of 2007, the Corporation recorded charges totaling $33 million ($64 million before taxes) for production imbalances resulting from adjustments to prior meter readings at two offshore fields. The pre-tax adjustments are reflected as a reduction to sales and other operating revenues. During the nine months ended September 30, 2007, the Corporation recorded a net gain of $15 million ($21 million before income taxes) related to the sale of its interests in the Scott and Telford fields located in the United Kingdom.
     In July 2006, the United Kingdom increased by 10% the supplementary tax on petroleum operations with an effective date of January 1, 2006. As a result, in the third quarter of 2006 the Corporation recorded a charge of $105 million consisting of an incremental income tax of $60 million on operating earnings for the first half of 2006 and $45 million to adjust the United Kingdom deferred tax liability. For the nine months ended September 30, 2006, only the one-time adjustment to the deferred tax liability of $45 million represents an item affecting comparability of earnings between periods.

PART I-FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     The gain from asset sales for the nine months ended September 30, 2006 relates to the sale of certain United States producing properties in the Permian Basin and along the Gulf Coast. The results for the first nine months of 2006 also include a charge for vacated leased office space.
Comparison of Results
Exploration and Production
     Following is a summarized income statement of the Corporation’s Exploration and Production operations (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Sales and other operating revenues*	$1,747	$1,665	$5,060	$4,842
Non-operating income, net	30	15	52	407

Total revenues	1,777	1,680	5,112	5,249

Cost and expenses
Production expenses, including related taxes	394	323	1,118	892
Exploration expenses, including dry holes and lease impairment	131	221	314	412
General, administrative and other expenses	64	46	183	163
Depreciation, depletion and amortization	345	306	991	823

Total costs and expenses	934	896	2,606	2,290

Results of operations before income taxes	843	784	2,506	2,959
Provision for income taxes	429	578	1,247	1,546

Results of operations	$414	$206	$1,259	$1,413

*	Amounts differ from E&P operating revenues in Note 13 “Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from unrelated third parties.
     After considering the items affecting comparability between periods, the remaining changes in Exploration and Production earnings are primarily attributable to changes in selling prices, sales volumes, operating costs, exploration expenses and income taxes, as discussed below.

PART I-FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)

Selling prices: Higher average realized selling prices of crude oil and natural gas increased Exploration and Production revenues by approximately $150 million in the third quarter of 2007 compared with 2006. Average selling prices were comparable in the first nine months of 2007 and 2006. The Corporation’s average selling prices were as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Average selling prices
Crude oil — per barrel (including hedging)
United States	$73.20	$65.41	$62.88	$62.22
Europe	62.06	59.97	56.95	58.41
Africa	64.38	54.52	57.72	51.86
Asia and other	70.69	67.24	66.59	64.39
Worldwide	65.26	58.81	58.82	57.10

Crude oil — per barrel (excluding hedging)
United States	$73.20	$65.41	$62.88	$62.22
Europe	62.06	62.79	56.95	60.85
Africa	73.49	66.43	66.47	65.52
Asia and other	70.69	67.24	66.59	64.39
Worldwide	69.85	64.73	62.66	62.75

Natural gas liquids — per barrel
United States	$51.27	$49.17	$47.43	$47.07
Europe	48.44	50.30	51.55	48.50
Worldwide	50.58	49.54	48.83	47.51

Natural gas — per Mcf
United States	$5.80	$5.99	$6.75	$6.68
Europe	6.09	5.37	5.03	6.47
Asia and other	4.69	3.91	4.55	3.93
Worldwide	5.38	4.94	5.08	5.59
     Crude oil hedges reduced Exploration and Production earnings by $60 million and $155 million ($101 million and $258 million before income taxes) in the third quarter and first nine months of 2007. Crude oil hedges reduced Exploration and Production earnings by $81 million and $228 million ($128 million and $357 million before income taxes) in the third quarter and first nine months of 2006.
Production and sales volumes: The Corporation’s crude oil and natural gas production, on a barrel of oil equivalent basis, was 357,000 boepd in the third quarter of 2007 compared with 352,000 boepd in the same period of 2006. Production in the first nine months of 2007 was 372,000 boepd compared with 356,000 boepd in the first nine months of 2006. The Corporation anticipates production growth in the fourth quarter which will primarily come from increases in the Cromarty, Everest, Lomond and Schiehallion fields in the United Kingdom, the Okume Complex in Equatorial Guinea, Block A-18 of the JDA and the start of production from the Genghis Khan field in the Deepwater Gulf of Mexico and the Snohvit field in Norway. The Corporation anticipates that its production for the full year of 2007 will average between 375,000 boepd and 380,000 boepd.

PART I-FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Crude oil (barrels per day)
United States	31	34	31	38
Europe	83	102	96	109
Africa	123	86	112	84
Asia and other	20	13	20	11

Total	257	235	259	242

Natural gas liquids (barrels per day)
United States	11	11	10	10
Europe	3	5	5	4

Total	14	16	15	14

Natural gas (Mcf per day)
United States	87	109	87	116
Europe	188	274	249	266
Asia and other	241	226	254	218

Total	516	609	590	600

Barrels of oil equivalent per day *	357	352	372	356

*	Natural gas production is converted assuming six Mcf equals one barrel.
     United States: Crude oil and natural gas production was lower in the third quarter and first nine months of 2007, principally due to natural decline and asset sales.
     Europe: Crude oil production in the third quarter and first nine months of 2007 was lower than the comparable periods of 2006, reflecting natural decline, facilities work on three North Sea fields, and the sale of the Corporation’s remaining interests in the Scott and Telford fields in the United Kingdom. These decreases were partially offset by increased production in Russia. Decreased natural gas production in the third quarter of 2007 was principally due to a decision to reduce production at the Cromarty field in response to market conditions in the United Kingdom, lower nominations related to the shut-down of a non-operated pipeline in the North Sea and natural decline. Lower natural gas production in the first nine months of 2007 was also due to the non-operated pipeline shut-down and natural decline, partially offset by new production from the Atlantic and Cromarty fields in the United Kingdom which commenced in June 2006.
     Africa: Higher crude oil production in the third quarter and first nine months of 2007 was primarily due to the start-up of the Okume Complex in Equatorial Guinea in December 2006.
     Asia and other: Crude oil production increased in the third quarter and first nine months of 2007, reflecting a combination of an increased entitlement and greater production in Azerbaijan. Higher natural gas production was principally due to new production from the Phu Horm onshore gas project (now called Sinphuhorm) in Thailand which commenced in November 2006 and new production from the Pangkah field in Indonesia which commenced in the second quarter of 2007. These increases were partially offset by a planned shut-down of Block A-18 in the Joint Development Area of Malaysia and Thailand to install facilities required for Phase 2 gas sales.

PART I-FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     Sales volumes: Crude oil and natural gas sales volumes were comparable in the third quarter of 2007 and 2006. Higher sales volumes increased revenue by approximately $280 million in the first nine months of 2007 compared with 2006.
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $89 million and $276 million in the third quarter and first nine months of 2007 compared with the corresponding periods of 2006. The increases principally reflect higher production volumes, increased costs of services and higher production taxes. Depreciation, depletion and amortization charges were higher in 2007 reflecting higher production volumes and per barrel rates.
Exploration expenses: Exploration expenses were $131 million and $314 million in the third quarter and first nine months of 2007, decreases of $90 million and $98 million, respectively, from the third quarter and first nine months of 2006. The changes principally reflect the timing of exploration drilling and seismic studies. The Corporation’s planned exploratory drilling activities are expected to increase in the fourth quarter.
Other: Exploration and Production foreign currency gains and (losses) were as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Before income taxes	$20	$(3)	$16	$11
After income taxes	1	(1)	(8)	5
     The effective income tax rate for Exploration and Production operations in the first nine months of 2007 was 50% compared with 53% in the first nine months of 2006.
     The Corporation’s future Exploration and Production earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses, changes in foreign exchange and income tax rates, political risk and the effects of weather.
     Marketing and Refining
     Earnings from Marketing and Refining activities amounted to $46 million in the third quarter of 2007 compared with $152 million in the third quarter of 2006. Earnings from Marketing and Refining activities amounted to $269 million in the first nine months of 2007 compared with $327 million in the first nine months of 2006. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
     Refining: Refining earnings were $25 million in the third quarter of 2007 and $166 million in the first nine months of 2007 compared with $63 million and $195 million in the corresponding periods of 2006. The Corporation’s share of HOVENSA’s earnings, after income taxes, was $12 million in the third quarter of 2007 compared with $41 million in the third quarter of 2006. The decrease was due to lower refining margins. The Corporation’s share of HOVENSA’s earnings, after income taxes, was $96 million in the first nine months of 2007 compared with $105 million in 2006. The decrease was due to the cost of expensing the coker turnaround in the second quarter, partially offset by higher refining margins in the first half of 2007.

PART I-FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     Interest income on the PDVSA note after income taxes was $2 million in the third quarter and $5 million in the first nine months of 2007 compared with $2 million in the third quarter and $7 million in the first nine months of 2006. At September 30, 2007, the remaining balance of the PDVSA note was $91 million, which is scheduled to be fully repaid by February 2009.
     Port Reading’s after tax earnings were $10 million in the third quarter and $62 million in the first nine months of 2007 compared with $19 million in the third quarter and $81 million in the first nine months of 2006.
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three months ended		Nine months ended
	capacity	September 30		September 30
	(thousands of
	barrels per day)	2007	2006	2007	2006
HOVENSA
Crude	500	91.9%	94.9%	88.4%	88.3%
Fluid catalytic cracker	150	82.4%	92.0%	87.8%	82.0%
Coker	58	92.6%	88.3%	78.1%	82.4%
Port Reading	65	93.8%	95.8%	92.2%	97.1%
          Marketing: Marketing earnings, which consist principally of energy marketing and retail gasoline operations, were $21 million in the third quarter of 2007 and $64 million in the first nine months of 2007 compared with $63 million in the third quarter and $91 million in the first nine months of 2006. Total refined product sales volumes were 447,000 barrels per day in the first nine months of 2007 and 455,000 barrels per day in the first nine months of 2006.
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results of the trading partnership, were breakeven in the third quarter of 2007 compared with income of $26 million in the third quarter of 2006. After-tax income from trading activities amounted to $39 million and $41 million in the first nine months of 2007 and 2006, respectively.
     Marketing expenses increased slightly in the third quarter and first nine months of 2007 compared with the corresponding periods of 2006, reflecting the increased number of retail sites, growth in energy marketing activities, partially offset by lower costs of the trading partnership.
     The Corporation’s future Marketing and Refining earnings may be impacted by external factors, such as volatility in marketing and refining margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.

PART I - FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Corporate
     After-tax corporate expenses were $28 million in the third quarter of 2007 compared with $31 million in the third quarter of 2006. After-tax corporate expenses were $91 million in the first nine months of 2007 compared with $83 million in the first nine months of 2006. The increase principally reflects higher employee related expenses, including stock based compensation.
Interest
     Interest expense was as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Total interest incurred	$77	$74	$234	$225
Less: capitalized interest	18	25	49	75

Interest expense before income taxes	59	49	185	150
Less: income taxes	22	18	70	54

After-tax interest expense	$37	$31	$115	$96

     The decrease in capitalized interest in 2007 reflects the completion of several development projects in 2007 and the latter portion of 2006. After-tax interest expense for the full year of 2007 is expected to be in the range of $160 to $165 million.
Sales and Other Operating Revenues
     Sales and other operating revenues increased by 6% in the third quarter and first nine months of 2007 compared with the corresponding periods of 2006. The increases are primarily due to higher selling prices and sales volumes of crude oil, higher refined product selling prices and increased sales volumes of electricity. The increase in cost of goods sold principally reflects higher refined product costs and increased purchases of electricity.
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	September 30,	December 31,
	2007	2006
Cash and cash equivalents	$565	$383
Current portion of long-term debt	46	27
Total debt	3,985	3,772
Stockholders’ equity	9,509	8,147
Debt to capitalization ratio*	29.5%	31.6%

*	Total debt as a percentage of the sum of total debt plus stockholders’ equity.

PART I - FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
Cash Flows: The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Nine months ended
	September 30
	2007	2006
Net cash provided by (used in):
Operating activities	$2,701	$2,712
Investing activities	(2,686)	(2,358)
Financing activities	167	(123)

Net increase in cash and cash equivalents	$182	$231

     Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $2,701 million in the first nine months of 2007 compared with $2,712 million in 2006. The change reflects lower earnings and a reduced distribution from HOVENSA, offset by increased cash flow from changes in working capital accounts. In the first nine months of 2007, the Corporation received a cash distribution of $200 million from HOVENSA compared with $300 million in 2006.
     Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Nine months ended
	September 30
	2007	2006
Exploration and Production
Exploration	$293	$468
Production and development	1,973	1,504
Property acquisitions (including leasehold)	413	789

	2,679	2,761
Marketing, Refining and Corporate	94	122

Total	$2,773	$2,883

     Capital expenditures in the first nine months of 2007 include the acquisition of a 28% interest in the Genghis Khan Field in the deepwater Gulf of Mexico for $371 million. Investing activities in the nine months of 2006 include payments of $260 million related to the Corporation’s re-entry into Libya and $413 million to acquire a 55% working interest in the West Med Block in Egypt.
     In the first nine months of 2007, proceeds from the sale of the Corporation’s interests in the Scott and Telford fields, located in the United Kingdom were $93 million. In the first nine months of 2006, proceeds from the sale of the Corporation’s interests in certain producing properties in the Permian Basin and onshore Gulf Coast in Texas and New Mexico were $444 million.
     Financing Activities: In the first nine months of 2007, there was a net increase in borrowings of $213 million. Dividends paid were $127 million in the first nine months of 2007 ($148 million in the first nine months of 2006). During the first nine months of 2007, the Corporation received proceeds from the exercise of stock options totaling $81 million ($35 million in the same period of 2006).

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
     At September 30, 2007, the Corporation has $2,618 million of available borrowing capacity under its $3 billion syndicated revolving credit facility, substantially all of which is committed through May 2012. Outstanding borrowings under the revolving credit facility were $382 million at September 30, 2007 ($300 million at December 31, 2006).
     At September 30, 2007, the Corporation had $57 million of outstanding borrowings under its 364-day asset-backed credit facility ($318 million at December 31, 2006). This borrowing and outstanding letters of credit under this facility of $509 million were collateralized by approximately $966 million of Marketing and Refining accounts receivable. These receivables are not available to pay the general obligations of the Corporation before satisfaction of the Corporation’s obligations under the asset-backed credit facility. The Corporation’s total borrowing capacity under the asset-backed credit facility is $570 million, subject to the availability of sufficient levels of eligible receivables.
     At September 30, 2007, the Corporation classified an aggregate of $457 million of borrowings under short-term credit facilities as long-term debt, based on the available capacity under the $3 billion syndicated revolving credit facility.
     The Corporation has additional unused lines of credit of approximately $486 million, primarily for letters of credit, under uncommitted arrangements with banks. The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
Outstanding letters of credit were as follows (in millions):

	September 30,	December 31,
	2007	2006
Lines of Credit
Revolving credit facility	$—	$1
Asset backed credit facility	509	—
Committed short-term letter of credit facilities	1,150	1,875
Uncommitted lines	1,516	1,603

	$3,175	$3,479

     Loan agreement covenants allow the Corporation to borrow up to an additional $11.9 billion for the construction or acquisition of assets at September 30, 2007. The Corporation has the ability to borrow up to an additional $2.8 billion of secured debt at September 30, 2007 under the loan agreement covenants. At September 30, 2007 the maximum amount of dividends or stock repurchases that can be paid from borrowings under the loan agreement covenants is $4.4 billion.
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

PART I - FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (Continued)
Off-Balance Sheet Arrangements: The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $489 million at September 30, 2007. The Corporation’s September 30, 2007 debt to capitalization ratio would increase from 29.5% to 32% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At September 30, 2007, the guarantee amounted to $264 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
Contractual Obligations: In the third quarter of 2007, the Corporation entered into a five-year operating lease agreement for a deepwater drillship and related services. Under the terms of the new agreement, the rig will be delivered in the middle of 2009, at which time the Corporation will commence lease payments ratably over the subsequent five years totaling approximately $950 million.
Changes in Accounting Policies
     Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP eliminates the previously acceptable accrue-in-advance method of accounting for planned major maintenance. As a result, the Corporation retrospectively changed its method of accounting to recognize expenses associated with refinery turnarounds when such costs are incurred. The impact of adopting this FSP decreased previously reported third quarter 2006 net income by $1 million with no impact to diluted earnings per share and increased previously reported net income for the nine months ended September 30, 2006 by $4 million ($.02 per diluted share). The impact on the fourth quarter of 2006 was not material. In addition, previously reported 2005 net income decreased by $16 million and retained earnings as of January 1, 2005 increased by $48 million. Prior period financial information in the financial statements and notes reflect this retrospective accounting change.
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
Recently Issued Accounting Standard
     In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, Fair Value Measurements, which the Corporation will adopt effective January 1, 2008. FAS No. 157 establishes requirements for determining fair value, which apply broadly to financial and non-financial assets and liabilities measured at fair value under other authoritative accounting pronouncements. Additionally, the standard requires increased disclosure of the methods of determining fair value. The Corporation is continuing to evaluate the impact of adopting FAS No. 157 and developments at the FASB, which could potentially impact the requirements of this standard.

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
Non-Trading: The Corporation’s Exploration and Production segment uses futures and swaps to fix the selling prices of a portion of its future production and the related gains or losses are an integral part of its selling prices. Following is a summary of the Corporation’s outstanding crude oil hedges at September 30, 2007:

	Brent Crude Oil
	Average	Thousands
	Selling	of Barrels
	Price	per Day
Maturities
2007	$25.85	24
2008	25.56	24
2009	25.54	24
2010	25.78	24
2011	26.37	24
2012	26.90	24
     There were no hedges of WTI crude oil or natural gas production at September 30, 2007. As market conditions change, the Corporation may adjust its hedge positions. The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses derivatives to manage the risk in its marketing activities.
     Accumulated other comprehensive income (loss) at September 30, 2007 includes after-tax unrealized deferred losses of $1,396 million primarily related to crude oil contracts used as hedges of Exploration and Production sales. The Corporation estimates that at September 30, 2007, the value-at-risk for commodity related derivatives used in non-trading activities was $54 million ($62 million at December 31, 2006). The results may vary from time to time as hedge levels change.
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

PART I - FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (Continued)
Total realized gains for the first nine months of 2007 amounted to $358 million ($640 million of realized gains for the first nine months of 2006). The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2007	2006
Fair value of contracts outstanding at January 1	$365	$1,109
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at September 30	(69)	(271)
Reversal of fair value for contracts closed during the period	(133)	(186)
Fair value of contracts entered into during the period and still outstanding	(37)	(168)

Fair value of contracts outstanding at September 30	$126	$484

     The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at September 30, 2007 (in millions):

		Instruments Maturing
					2010
					and
Source of Fair Value	Total	2007	2008	2009	beyond
Prices actively quoted	$119	$57	$20	$13	$29
Other external sources	7	(8)	6	9	—
Internal estimates	—	—	—	—	—

Total	$126	$49	$26	$22	$29

     The Corporation estimates that at September 30, 2007, the value-at-risk for trading activities was $13 million ($17 million at December 31, 2006). The results may change from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at September 30, 2007 (in millions):

Investment grade determined by outside sources	$243
Investment grade determined internally (*)	48
Less than investment grade	48

Fair value of net receivables outstanding at end of period	$339

(*)	Based on information provided by counterparties and other available sources.

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
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2007, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2007.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
On September 13, 2007 HOVENSA L.L.C., which owns and operates a refinery in the U.S. Virgin Islands and in which Registrant owns a 50% interest, received a notice of violation (NOV) pursuant to section 113(a)(i) of the Clean Air Act (Act) from the United States Environmental Protection Agency (EPA) finding that HOVENSA failed to obtain proper permitting for the construction and operation of its delayed coking unit in accordance with applicable law and regulations. HOVENSA believes it properly obtained all necessary permits for this project. The NOV states that EPA has authority to issue an administrative order assessing penalties for violation of the Act. However, HOVENSA intends to enter into discussions with the EPA to reach resolution of this matter. Registrant does not believe that this matter will result in material liability to HOVENSA or Registrant.

Item 6.	Exhibits and Reports on Form 8-K
a. Exhibits

31	(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31	(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32	(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32	(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
b. Reports on Form 8-K
During the quarter ended September 30, 2007, Registrant filed one report on Form 8-K:
(i)	Filing dated July 25, 2007 reporting under Items 2.02 and 9.01 a news release dated July 25, 2007 reporting results for the second quarter of 2007.

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
Date: November 7, 2007