Form 10-K
period 2007-12-31
HESS CORP
filed 2008-02-27
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-1204

Hess Corporation
(Exact name of Registrant as specified in its charter)

DELAWARE	13-4921002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1185 AVENUE OF THE AMERICAS, NEW YORK, N.Y. (Address of principal executive offices)	10036 (Zip Code)

(Registrant’s telephone number, including area code, is (212) 997-8500)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (par value $1.00)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $16,463,000,000 as of June 30, 2007.

At December 31, 2007, there were 320,599,585 shares of Common Stock outstanding.

Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 7, 2008.

HESS CORPORATION

Form 10-K

PART I

Items 1 and 2.  Business and Properties

Hess Corporation (the Registrant) is a Delaware corporation, incorporated in 1920. The Registrant and its subsidiaries (collectively referred to as the “Corporation” or “Hess”) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. These exploration and production activities take place principally in Algeria, Australia, Azerbaijan, Brazil, Denmark, Egypt, Equatorial Guinea, Gabon, Ghana, Indonesia, Libya, Malaysia, Norway, Russia, Thailand, the United Kingdom and the United States. The M&R segment manufactures, purchases, transports, trades and markets refined petroleum products, natural gas and electricity. The Corporation owns 50% of a refinery joint venture in the United States Virgin Islands, and another refining facility, terminals and retail gasoline stations, most of which include convenience stores, located on the East Coast of the United States.

Exploration and Production

The Corporation’s total proved reserves at December 31 were as follows:

	Crude Oil and				Total Barrels of Oil
	Natural Gas Liquids		Natural Gas		Equivalent (BOE)*
	2007	2006	2007	2006	2007	2006
	(Millions of barrels)		(Millions of mcf)		(Millions of barrels)

United States	204	138	270	236	249	178
Europe	329	340	656	677	438	453
Africa	285	304	87	—	300	304
Asia and other	67	50	1,655	1,553	343	308

	885	832	2,668	2,466	1,330	1,243

*	Reflects natural gas reserves converted on the basis of relative energy content (six mcf equals one barrel).

On a barrel of oil equivalent (boe) basis, 44% of the Corporation’s worldwide proved reserves are undeveloped at December 31, 2007 (40% at December 31, 2006). Proved reserves held under production sharing contracts at December 31, 2007 totaled 25% of crude oil and natural gas liquids and 57% of natural gas reserves.

Worldwide crude oil, natural gas liquids and natural gas production was as follows:

	2007	2006	2005

Crude oil (thousands of barrels per day)
United States
Onshore	15	15	21
Offshore	16	21	23

	31	36	44

Europe
United Kingdom	38	50	54
Norway	19	22	26
Denmark	12	19	24
Russia	24	18	6

	93	109	110

	2007	2006	2005

Africa
Equatorial Guinea	56	28	30
Algeria	22	22	25
Gabon	14	12	12
Libya	23	23	—

	115	85	67

Asia and other
Azerbaijan	16	7	4
Other	5	5	3

	21	12	7

Total	260	242	228

Natural gas liquids (thousands of barrels per day)
United States	10	10	12
Europe
United Kingdom	4	4	3
Norway	1	1	1

	5	5	4

Total	15	15	16

Natural gas (thousands of mcf per day)
United States
Onshore	42	54	74
Offshore	46	56	63

	88	110	137

Europe
United Kingdom	231	244	222
Norway	18	22	28
Denmark	10	17	24

	259	283	274

Asia and other
Joint Development Area of Malaysia and Thailand (JDA)	115	131	51
Thailand	90	60	57
Indonesia	59	26	25
Other	2	2	—

	266	219	133

Total	613	612	544

Barrels of oil equivalent*	377	359	335

*	Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).

The Corporation presently estimates that its 2008 production will be approximately 380,000 to 390,000 barrels of oil equivalent per day (boepd). The Corporation is developing a number of oil and gas fields and has an inventory of domestic and foreign exploration prospects.

United States

At December 31, 2007, 19% of the Corporation’s total proved reserves were located in the United States. During 2007, 15% of the Corporation’s crude oil and natural gas liquids production and 14% of its natural gas production were from United States operations. The Corporation’s production in the United States was principally from properties offshore in the Gulf of Mexico, which include the Llano (Hess 50%), Conger (Hess 37.5%), Baldpate (Hess 50%), Hack Wilson (Hess 33.3%) and Penn State (Hess 50%) fields, onshore in North Dakota including interests in the Bakken Play and Williston Basin and the Seminole-San Andres Unit (Hess 34.3%) onshore Texas in the Permian Basin.

The Shenzi development (Hess 28%) in the Green Canyon area of the deepwater Gulf of Mexico was sanctioned by the operator in 2006 and progressed in 2007 with installation of the tension leg platform tendon piles and hull fabrication. First production from Shenzi is expected to commence in mid-2009. In February 2007, the Corporation completed the acquisition of a 28% interest in the Genghis Khan oil and gas development located in the deepwater Gulf of Mexico on Green Canyon Blocks 652 and 608. The Genghis Khan development is part of the same geological structure as the Shenzi development. These fields were unitized in 2007. Crude oil production from the Genghis Khan Field commenced in October 2007.

Development of a residual oil zone at the Seminole-San Andres Unit commenced in the fourth quarter of 2007 and it is anticipated that production from this development will begin in 2009. The Corporation intends to inject carbon dioxide gas supplied from its interests in the West Bravo Dome and Bravo Dome fields in New Mexico into the residual oil zone to enhance recovery of crude oil.

At the Corporation’s Tubular Bells prospect (Hess 20%) located in the Mississippi Canyon area of the deepwater Gulf of Mexico a successful sidetrack to the second Tubular Bells well was completed during the first quarter of 2007 and the drilling of a third well commenced in October 2007. On the Pony prospect on Green Canyon Block 468 (Hess 100%) in the deepwater Gulf of Mexico a sidetrack from the original discovery well was successfully completed in the first quarter of 2007 and a second appraisal well is being drilled about 1.5 miles northwest of the original discovery well.

At December 31, 2007, the Corporation has interests in more than 370 exploration blocks in the Gulf of Mexico, which include 1,372,529 net undeveloped acres.

Europe

At December 31, 2007, 33% of the Corporation’s total proved reserves were located in Europe (United Kingdom 11%, Norway 14%, Denmark 3% and Russia 5%). During 2007, 36% of the Corporation’s crude oil and natural gas liquids production and 42% of its natural gas production were from European operations.

United Kingdom:  Production of crude oil and natural gas liquids from the United Kingdom North Sea was principally from the Corporation’s non-operated interests in the Beryl (Hess 22.2%), Bittern (Hess 28.3%), Schiehallion (Hess 15.7%) and Clair (Hess 9.3%) fields. Natural gas production from the United Kingdom in 2007 was primarily from fields in the Easington Catchment Area (Hess 28.8%), as well as the Everest (Hess 18.7%), Lomond (Hess 16.7%), Beryl (Hess 22.2%), Atlantic (Hess 25%) and Cromarty (Hess 90%) fields.

In 2007, the Corporation completed the sale of its interests in the Scott and Telford fields located offshore United Kingdom.

Norway:  Substantially all of the 2007 and 2006 Norwegian production was from the Corporation’s interest in the Valhall Field (Hess 28.1%). A field redevelopment for Valhall was sanctioned during 2007. In September 2007, gas production commenced at the Snohvit Field (Hess 3.26%) located offshore Norway.

Denmark:  Crude oil and natural gas production comes from the Corporation’s interest in the South Arne Field (Hess 57.5%).

Russia:  The Corporation’s activities in Russia are conducted through its 80%-owned interest in a corporate joint venture operating in the Volga-Urals region of Russia.

Africa

At December 31, 2007, 22% of the Corporation’s total proved reserves were located in Africa (Equatorial Guinea 9%, Algeria 2%, Libya 10% and Gabon 1%). During 2007, 42% of the Corporation’s crude oil and natural gas liquids production was from African operations.

Equatorial Guinea:  The Corporation is the operator and owns an interest in Block G (Hess 85%) which contains the Ceiba Field and Okume Complex.

Algeria:  The Corporation has a 49% interest in a venture with the Algerian national oil company that is redeveloping three oil fields.

Libya:  The Corporation, in conjunction with its Oasis Group partners, has oil and gas production operations in the Waha concessions in Libya (Hess 8.16%). The Corporation also owns a 100% interest in offshore exploration Area 54, where drilling of an exploration well is planned for 2008.

Gabon:  The Corporation’s activities in Gabon are conducted through its 77.5% owned Gabonese subsidiary, where the Corporation has interests in the Rabi Kounga, Toucan and Atora fields.

Egypt:  The Corporation has a 25-year development lease for the West Med Block 1 concession (West Med Block) (Hess 55%), which contains four existing natural gas discoveries and additional exploration opportunities. During 2007, the Corporation commenced front-end engineering and seismic studies.

Ghana:  The Corporation holds an interest in the Cape Three Points South Block (Hess 100%) located offshore Ghana where drilling of an exploration well is planned during 2008.

Asia and Other

At December 31, 2007, 26% of the Corporation’s total proved reserves were located in the Asia and other region (JDA 14%, Indonesia 7%, Thailand 3% and Azerbaijan 2%). During 2007, 7% of the Corporation’s crude oil and natural gas liquids production and 44% of its natural gas production were from Asia and other operations.

Joint Development Area of Malaysia and Thailand:  The Corporation owns an interest in the JDA (Hess 50%) in the Gulf of Thailand. In the fourth quarter of 2007, the Corporation completed the expansion of offshore facilities and installation of wellhead platforms at the JDA. Full Phase 2 production is expected in the second half of 2008.

Indonesia:  The Corporation’s natural gas production in Indonesia primarily comes from its interests offshore in the Ujung Pangkah project (Hess 75%) and the Natuna A gas Field (Hess 23%). Natural gas production from the Ujung Pangkah project commenced in April 2007. In addition, during 2007 a crude oil development project commenced at Ujung Pangkah. Production from this Phase 2 oil project is expected to commence in 2009. The Corporation also owns an interest in the onshore Jambi Merang natural gas project (Hess 25%), which was sanctioned for development in 2007.

Thailand:  The Corporation has an interest in the Pailin gas Field (Hess 15%) offshore Thailand. The Corporation is the operator and owns an interest in the onshore natural gas project in the Sinphuhorm Block (formerly the Phu Horm Block) (Hess 35%) which commenced production in the fourth quarter of 2006.

Azerbaijan:  The Corporation has an interest in the Azeri-Chirag-Gunashli (ACG) fields (Hess 2.72%) in the Caspian Sea. The Corporation also holds an interest in the Baku-Tbilisi-Ceyhan (BTC) Pipeline (Hess 2.36%).

Australia:  In 2007, the Corporation acquired a 100% interest in an exploration license covering 780,000 acres in the Carnarvon basin offshore Western Australia (Block 390-P). During 2008, the Corporation plans to drill four wells of a 16 well commitment on the block. During 2007, the Corporation also acquired a 50% interest in Block 404-P located offshore Western Australia, which covers a total area of 680,000 acres.

Brazil:  The Corporation has interests in two blocks located offshore Brazil, the BMS-22 Block (Hess 40%) in the Santos Basin, where drilling of an exploration well is planned in 2008, and the BM-ES-30 Block (Hess 60%) in the Espirito Santo Basin.

Oil and Gas Reserves

The Corporation’s net proved oil and gas reserves at the end of 2007, 2006 and 2005 are presented under Supplementary Oil and Gas Data on pages 76 through 78 in the accompanying financial statements.

During 2007, the Corporation provided oil and gas reserve estimates for 2006 to the United States Department of Energy. Such estimates are compatible with the information furnished to the SEC on Form 10-K for the year ended December 31, 2006, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

Sales commitments:  The Corporation has no contracts or agreements to sell fixed quantities of its crude oil production. In the United States, natural gas is marketed on a spot basis and under contracts for varying periods to local distribution companies, and commercial, industrial and other purchasers. The Corporation’s United States natural gas production is expected to approximate 30% of its 2008 sales commitments under long-term contracts. The Corporation attempts to minimize price and supply risks associated with its United States natural gas supply commitments by entering into purchase contracts with third parties having reliable sources of supply, on terms substantially similar to those under its commitments and by leasing storage facilities.

In international markets, the Corporation generally sells its natural gas production under long-term sales contracts with prices that are periodically adjusted due to changes in the commodity prices or other indices. In the United Kingdom, the Corporation sells the majority of its natural gas production on a spot basis.

Average selling prices and average production costs

	2007	2006	2005

Average selling prices (including the effects of hedging) (Note A)
Crude oil, including condensate and natural gas liquids (per barrel)
United States	$64.96	$57.41	$33.86
Europe	60.76	55.80	33.30
Africa	62.04	51.18	32.10
Asia and other	72.17	61.52	54.69
Worldwide	62.87	54.81	33.69
Natural gas (per mcf)
United States	$6.67	$6.59	$7.93
Europe	6.13	6.20	5.29
Asia and other	4.71	4.05	4.02
Worldwide	5.60	5.50	5.65
Average production (lifting) costs per barrel of oil equivalent produced (Note B)
United States	$13.56	$9.54	$7.46
Europe	14.06	10.73	8.13
Africa	9.09	9.03	7.99
Asia and other	8.41	6.54	7.29
Worldwide	11.50	9.55	7.91

Note A:  Includes inter-company transfers valued at approximate market prices and the effect of the Corporation’s hedging activities.

Note B:  Production (lifting) costs consist of amounts incurred to operate and maintain the Corporation’s producing oil and gas wells, related equipment and facilities (including lease costs of floating production and storage facilities), transportation costs and production and severance taxes. Production costs in 2005 exclude Gulf of Mexico hurricane related expenses. The average production costs per barrel of oil equivalent reflect the crude oil equivalent of natural gas production converted on the basis of relative energy content (six mcf equals one barrel).

The table above does not include costs of finding and developing proved oil and gas reserves, or the costs of related general and administrative expenses, interest expense and income taxes.

Gross and net undeveloped acreage at December 31, 2007

	Undeveloped
	Acreage (Note A)
	Gross	Net
	(In thousands)

United States	2,497	1,701
Europe	3,862	1,356
Africa	12,357	8,850
Asia and other	15,496	10,798

Total (Note B)	34,212	22,705

Note A:  Includes acreage held under production sharing contracts.

Note B:  Licenses covering approximately 32% of the Corporation’s net undeveloped acreage held at December 31, 2007 are scheduled to expire during the next three years pending the results of exploration activities. These scheduled expirations are largely in Libya (offshore exploration Area 54), Algeria and Peru.

Gross and net developed acreage and productive wells at December 31, 2007

	Developed
	Acreage
	Applicable to		Productive Wells (Note A)
	Productive Wells		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
	(In thousands)

United States	471	400	731	420	64	50
Europe	1,618	814	244	86	151	33
Africa	9,919	958	944	142	—	—
Asia and other	2,185	624	48	3	235	49

Total	14,193	2,796	1,967	651	450	132

Note A:  Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 200 gross wells and 39 net wells.

Number of net exploratory and development wells drilled

	Net Exploratory			Net Development
	Wells			Wells
	2007	2006	2005	2007	2006	2005

Productive wells
United States	1	1	—	54	24	28
Europe	3	1	3	14	20	6
Africa	1	—	1	23	17	12
Asia and other	3	6	1	15	11	8

Total	8	8	5	106	72	54

Dry holes
United States	1	4	2	—	—	2
Europe	1	—	1	—	—	—
Africa	1	—	1	—	—	1
Asia and other	—	—	—	—	—	—

Total	3	4	4	—	—	3

Total	11	12	9	106	72	57

Number of wells in process of drilling at December 31, 2007

	Gross	Net
	Wells	Wells

United States	14	7
Europe	6	4
Africa	13	6
Asia and other	7	1

Total	40	18

Number of net waterfloods and pressure maintenance projects in process of installation at December 31, 2007 — 1

Marketing and Refining

Total M&R product sales were as follows:

	2007*	2006*	2005*
	(Thousands of
	barrels per day)

Gasoline	210	218	213
Distillates	147	144	136
Residuals	62	60	64
Other	32	37	43

Total	451	459	456

*	Of total refined products sold in 2007, 2006 and 2005 approximately 50% was obtained from HOVENSA and Port Reading. The Corporation purchased the balance from third parties under short-term supply contracts and spot purchases.

Refining

The Corporation owns a 50% interest in HOVENSA L.L.C. (HOVENSA), a refining joint venture in the United States Virgin Islands with a subsidiary of Petroleos de Venezuela S.A. (PDVSA). In addition, it owns and operates a refining facility in Port Reading, New Jersey.

HOVENSA:  Refining operations at HOVENSA consist of crude units, a fluid catalytic cracking unit and a delayed coker unit.

The following table summarizes capacity and utilization rates for HOVENSA:

	Refinery	Refinery Utilization
	Capacity	2007	2006	2005
	(Thousands of
	barrels per day)

Crude	500	90.8%	89.7%	92.2%
Fluid catalytic cracker	150	87.1%	84.3%	81.9%
Coker	58	83.4%	84.3%	92.8%

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

Gross crude runs at HOVENSA averaged 454,000 barrels per day in 2007 compared with 448,000 barrels per day in 2006 and 461,000 barrels per day in 2005. During the second quarter of 2007, the coker unit at HOVENSA was shut down for approximately 30 days for a scheduled turnaround. The fluid catalytic cracking unit at HOVENSA was shut down for approximately 22 days of unscheduled maintenance in 2006.

Port Reading Facility:  The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey, with a capacity of 65,000 barrels per day. This facility, which processes residual fuel oil and vacuum gas oil, operated at a rate of approximately 61,000 barrels per day in 2007 compared with 63,000 barrels per day in 2006 and 55,000 barrels per day in 2005. Substantially all of Port Reading’s production is gasoline and heating oil.

Marketing

The Corporation markets refined petroleum products on the East Coast of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, governmental agencies and public utilities. It also markets natural gas and electricity to utilities and other industrial and commercial customers.

The Corporation has 1,371 HESS® gasoline stations at December 31, 2007, including stations owned by the WilcoHess joint venture (Hess 44%). Approximately 90% of the gasoline stations are operated by the Company or WilcoHess. Of the operated stations, 93% have convenience stores on the sites. Most of the Corporation’s gasoline stations are in New York, New Jersey, Pennsylvania, Florida, Massachusetts, North Carolina and South Carolina.

Refined product sales averaged 451,000 barrels per day in 2007 compared with 459,000 barrels per day in 2006 and 456,000 barrels in 2005. Total energy marketing natural gas sales volumes, including utility and spot sales, were approximately 1.9 million mcf per day in 2007, 1.8 million mcf per day in 2006 and 1.7 million mcf per day in 2005. In addition, energy marketing sold electricity volumes at the rate of 2,800, 1,400 and 500 megawatts (round the clock) in 2007, 2006 and 2005, respectively.

The Corporation owns 22 terminals with an aggregate storage capacity of 22 million barrels in its East Coast marketing areas. The Corporation also owns a terminal in St. Lucia with a storage capacity of 10 million barrels, which is used for third party storage.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and derivatives. The Corporation also takes energy commodity and derivative trading positions for its own account.

The Corporation also has a 92.5% interest in Hess LNG, which is pursuing investments in liquefied natural gas (LNG) terminals and related supply, trading and marketing opportunities. The joint venture is pursuing the development of LNG terminal projects located in Fall River, Massachusetts and Shannon, Ireland. The Corporation also has invested in a venture to develop fuel cells for electricity generation.

Competition and Market Conditions

See Item 1A, Risk Factors Related to Our Business and Operations, for a discussion of competition and market conditions.

Other Items

Compliance with various existing environmental and pollution control regulations imposed by federal, state, local and foreign governments is not expected to have a material adverse effect on the Corporation’s earnings and competitive position within the industry. The Corporation spent $23 million in 2007 for environmental remediation.

The number of persons employed by the Corporation at year end was approximately 13,300 in 2007 and 13,700 in 2006.

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

Our business activities and the value of our securities are subject to significant risk factors, including those described below. The risk factors described below could negatively affect our operations, financial condition, liquidity and results of operations, and as a result, holders and purchasers of our securities could lose part or all of their investments. It is possible additional risks relating to our securities may be described in a prospectus supplement if we issue securities in the future.

Commodity Price Risk:  Our estimated proved reserves, revenue, operating cash flows, operating margins, future earnings and trading operations are highly dependent on the prices of crude oil, natural gas and refined petroleum products, which are influenced by numerous factors beyond our control. Historically these prices have been very volatile. The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries (OPEC), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production and other matters has a significant impact on the oil markets. The commodities trading markets may also influence the selling prices of crude oil, natural gas and refined petroleum products. A significant downward trend in commodity prices would have a material adverse effect on our revenues, profitability and cash flow and could result in a reduction in the carrying value of our oil and gas assets, goodwill and proved oil and gas reserves. To the extent that we engage in hedging activities to mitigate commodity price volatility, we will not realize the benefit of price increases above the hedged price.

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

Political Risk:  Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, expropriation of property, mandatory government participation, cancellation or amendment of contract rights, and changes in import regulations, as well as other political developments may affect our operations. Some of the international areas in which we operate may be politically less stable than our domestic operations. In addition, the increasing threat of terrorism around the world poses additional risks to the operations of the oil and gas industry. In our M&R segment, we market motor fuels through lessee-dealers and wholesalers in certain states where legislation prohibits producers or refiners of crude oil from directly engaging in retail marketing of motor fuels. Similar legislation has been periodically proposed in the U.S. Congress and in various other states.

Environmental Risk:  Our oil and gas operations, like those of the industry, are subject to environmental hazards such as oil spills, produced water spills, gas leaks and ruptures and discharges of substances or gases that could expose us to substantial liability for pollution or other environmental damage. Our operations are also subject to numerous United States federal, state, local and foreign environmental laws and regulations. Non-compliance with these laws and regulations may subject us to administrative, civil or criminal penalties, remedial clean-ups and natural resource damages or other liabilities. In addition, increasingly stringent environmental regulations, particularly relating to the production of motor and other fuels and the potential for controls on greenhouse gas emissions, have resulted, and will likely continue to result, in higher capital expenditures and operating expenses for us and the oil and gas industry in general.

Competitive Risk:  The petroleum industry is highly competitive and very capital intensive. We encounter competition from numerous companies in each of our activities, including acquiring rights to explore for crude oil and natural gas, and in purchasing and marketing of refined products and natural gas. Many competitors, including national oil companies, are larger and have substantially greater resources. We are also in competition with producers and marketers of other forms of energy. Increased competition for worldwide oil and gas assets has significantly increased the cost of acquisitions. In addition, competition for drilling services, technical expertise and equipment has affected the availability of technical personnel and drilling rigs and has increased capital and operating costs.

Catastrophic Risk:  Although we maintain a level of insurance coverage consistent with industry practices against property and casualty losses, our oil and gas operations are subject to unforeseen occurrences which may damage or destroy assets or interrupt operations. Examples of catastrophic risks include hurricanes, fires, explosions and blowouts. These occurrences have affected us from time to time. During 2005, our annual Gulf of Mexico production of crude oil and natural gas was reduced by 7,000 barrels of oil equivalent per day (boepd) due to the impact of Hurricanes Katrina and Rita.

Item 3.	Legal Proceedings

The Registrant, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of substantially identical lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produce gasoline containing MTBE, including the Registrant. These cases have been consolidated in the Southern District of New York and, as of the end of 2007, the Registrant is named as a defendant in 51 of approximately 80 cases pending. The principal allegation in all cases is that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. The damages claimed in these actions are substantial and in some cases, punitive damages are also sought. In April 2005, the District Court denied the primary legal aspects of the defendants’ motion to dismiss these actions. As a result of Court-ordered mediation, the Registrant anticipates that settlement will be reached in a number of the pending cases, the number and terms of which are currently being negotiated and are subject to a confidentiality agreement. In the fourth quarter 2007, the Registrant recorded a pre-tax charge of $40 million related to MTBE litigation.

Over the last several years, many refiners have entered into consent agreements to resolve the United States Environmental Protection Agency’s (EPA) assertions that refining facilities were modified or expanded without complying with New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations that impose emissions control requirements. These consent agreements, which arise out of an EPA enforcement initiative focusing on petroleum refiners and utilities, have typically imposed substantial civil fines and penalties and required (i) significant capital expenditures to install emissions control equipment over a three to eight year time period and (ii) changes to operations which resulted in increased operating costs. The capital expenditures, penalties and supplemental environmental projects for individual refineries covered by the settlements can vary significantly, depending on the size and configuration of the refinery, the circumstances of the alleged modifications and whether the refinery has previously installed more advanced pollution controls. EPA initially contacted Registrant and HOVENSA L.L.C. (HOVENSA), its 50% owned joint venture with Petroleos de Venezuela, which owns and operates a refinery in the U.S. Virgin Islands, regarding the Petroleum Refinery Initiative in August 2003 and discussions resumed in August 2005. The Registrant and HOVENSA have had and expect to have further discussions with the EPA regarding the Petroleum Refining Initiative, although both the Registrant and HOVENSA have already installed many of the pollution controls required of other refiners under the consent agreements. While the effect on the Corporation of the Petroleum Refining Initiative cannot be estimated at this time, additional future capital expenditures and operating expenses may be incurred. The amount of penalties, if any, is not expected to be material to the Corporation. Negotiations with EPA are continuing and substantial progress has been made toward resolving this matter.

On September 13, 2007, HOVENSA received a Notice Of Violation (NOV) pursuant to section 113(a)(i) of the Clean Air Act (Act) from the United States Environmental Protection Agency (EPA) finding that HOVENSA failed to obtain proper permitting for the construction and operation of its delayed coking unit in accordance with applicable law and regulations. HOVENSA believes it properly obtained all necessary permits for this project. The NOV states that EPA has authority to issue an administrative order assessing penalties for violation of the Act. However, HOVENSA intends to enter into discussions with the EPA to reach resolution of this matter. Registrant does not believe that this matter will result in material liability to HOVENSA or Registrant.

In December 2006, HOVENSA received a NOV from the EPA alleging non-compliance with emissions limits in a permit issued by the Virgin Islands Department of Planning and Natural Resources (DPNR) for the two process heaters in the delayed coking unit. The NOV was issued in response to a voluntary investigation and submission by HOVENSA regarding potential non-compliance with the permit emissions limits for two pollutants. Any exceedances were minor from the perspective of the amount of pollutants emitted in excess of the limits. HOVENSA intends to work with the appropriate governmental agency to reach resolution of this matter and does not believe that it will result in material liability.

Registrant is one of over 60 companies that have received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the lower Passaic River and NJDEP is also seeking natural resource damages. The directive, insofar as it affects Registrant, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey now owned by the Registrant. Registrant and over 40 companies entered into an Administrative Order on Consent with EPA to study the same contamination. In June 2007, EPA issued a draft study which evaluated six alternatives for early action, with costs ranging from $900 million to $2.3 billion. Based on adverse comments from Registrant and others, EPA is reevaluating its alternatives. In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River. Given the ongoing studies, remedial costs cannot be reliably estimated at this time. Based on currently known facts and circumstances, the Registrant does not believe that this matter will result in material liability because its terminal could not have contributed contamination along most of the river’s length and did not store or use contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in the cost of remediation and damages.

In July 2004, Hess Oil Virgin Islands Corp. (HOVIC), a wholly owned subsidiary of the Registrant, and HOVENSA, each received a letter from the Commissioner of the Virgin Islands Department of Planning and Natural Resources and Natural Resources Trustees, advising of the Trustee’s intention to bring suit against HOVIC and HOVENSA under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The letter alleges that HOVIC and HOVENSA are potentially responsible for damages to natural resources arising from releases of hazardous substances from the “HOVENSA Oil Refinery.” HOVENSA currently owns and operates a petroleum refinery on the south shore of St. Croix, United States Virgin Islands, which had been operated by HOVIC until October 1998. An action was filed on May 5, 2005 in the District Court of the Virgin Islands against HOVENSA, HOVIC and other companies that operated industrial facilities on the south shore of St. Croix asserting that the defendants are liable under CERCLA and territorial statutory and common law for damages to natural resources. HOVIC and HOVENSA do not believe that this matter will result in a material liability as they believe that they have strong defenses to this complaint, and they intend to vigorously defend this matter.

Registrant has been served with a complaint from the New York State Department of Environmental Conservation (DEC) relating to alleged violations at its petroleum terminal in Brooklyn, New York. The complaint, which seeks an order to shut down the terminal and penalties in unspecified amounts, alleges violations involving the structural integrity of certain tanks, the erosion of shorelines and bulkheads, petroleum discharges and improper certification of tank repairs. DEC is also seeking relief relating to remediation of certain gasoline stations in the New York metropolitan area. Registrant and DEC have reached a settlement in principle, which is expected to be finalized in early 2008. Any settlement is not expected to be material to the Corporation.

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

During the fourth quarter of 2007, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table presents information as of February 1, 2008 regarding executive officers of the Registrant:

			Year Individual
			Became an
			Executive
Name	Age	Office Held*	Officer

John B. Hess	53	Chairman of the Board, Chief Executive Officer and Director	1983
J. Barclay Collins II	63	Executive Vice President, General Counsel and Director	1986
John J. O’Connor	61	Executive Vice President, President of Worldwide Exploration and Production and Director	2001
F. Borden Walker	54	Executive Vice President and President of Marketing and Refining and Director	1996
Brian J. Bohling	47	Senior Vice President	2004
William T. Drennen	57	Senior Vice President	2007
John A. Gartman	60	Senior Vice President	1997
Scott Heck	50	Senior Vice President	2005
Lawrence H. Ornstein	56	Senior Vice President	1995
Howard Paver	57	Senior Vice President	2002
John P. Rielly	45	Senior Vice President and Chief Financial Officer	2002
George F. Sandison	51	Senior Vice President	2003
John J. Scelfo	50	Senior Vice President	2004
Gordon Shearer	53	Senior Vice President	2007
John V. Simon	54	Senior Vice President	2007
Robert J. Vogel	48	Vice President & Treasurer	2004

*	All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office set forth opposite his name on May 2, 2007, except for Mr. Drennen, who was elected on July 2, 2007. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 7, 2008.

Except for Messrs. Bohling, Drennen, Sandison, Scelfo and Shearer, each of the above officers has been employed by the Registrant or its subsidiaries in various managerial and executive capacities for more than five years. Mr. Bohling was employed in senior human resource positions with American Standard Corporation and CDI Corporation before joining the Registrant in 2004. Mr. Drennen served in senior executive positions in exploration and technology at ExxonMobil and its subsidiaries prior to joining the company in 2007. Mr. Scelfo was chief financial officer of Sirius Satellite Radio and a division of Dell Computer before his employment by the Registrant in 2003. Mr. Sandison served in senior executive positions in the area of global drilling with Texaco, Inc. before he was employed by the Registrant in 2003. Prior to joining Hess LNG, a joint venture subsidiary of the company, in 2004, Mr. Shearer was a consultant at Poten Partners, and held other senior positions in the liquefied natural gas industry.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The common stock of Hess Corporation is traded principally on the New York Stock Exchange (ticker symbol: HES). High and low sales prices were as follows:

	2007		2006
Quarter Ended	High	Low	High	Low
March 31	$58.00	$45.96	$52.00	$42.83
June 30	61.48	54.55	53.46	43.23
September 30	69.87	53.12	56.45	38.30
December 31	105.85	63.58	52.70	37.62

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

As of each December 31, over a five-year period commencing on December 31, 2002 and ending on December 31, 2007:
Comparison of Five-Year Shareholder Returns
Years Ended December 31,

Holders

At December 31, 2007, there were 5,673 stockholders (based on number of holders of record) who owned a total of 320,599,585 shares of common stock.

Dividends

Cash dividends on common stock totaled $.40 per share ($.10 per quarter) during 2007 and 2006 on a split adjusted basis.

Equity Compensation Plans

Following is information on the Registrant’s equity compensation plans at December 31, 2007:

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to	Weighted	Under Equity
	be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans
	of Outstanding	of Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,292,000	$38.31	7,821,000	*
Equity compensation plans not approved by security holders**	—	—	—

*	These securities may be awarded as stock options, restricted stock or other awards permitted under the Registrant’s equity compensation plan.

**	Registrant has a Stock Award Program pursuant to which each non-employee director receives $150,000 in value of Registrant’s common stock each year. These awards are made from shares purchased by the Company in the open market. Stockholders did not approve this equity compensation plan.

See Note 8, “Share-Based Compensation,” in the notes to the financial statements for further discussion of the Corporation’s equity compensation plans.

Item 6.	Selected Financial Data

A five-year summary of selected financial data follows*:

	2007		2006		2005		2004		2003
	(Millions of dollars, except per share amounts)

Sales and other operating revenues
Crude oil and natural gas liquids	$6,303		$5,307		$3,219		$2,594		$2,295
Natural gas (including sales of purchased gas)	6,877		6,826		6,423		4,638		4,522
Refined and other energy products	17,063		14,411		11,690		8,125		6,250
Convenience store sales and other operating revenues	1,404		1,523		1,415		1,376		1,244

Total	$31,647		$28,067		$22,747		$16,733		$14,311

Income from continuing operations	$1,832	(a)	$1,920	(b)	$1,226	(c)	$970	(d)	$467	(e)
Discontinued operations	—		—		—		7		169
Cumulative effect of change in accounting principle	—		—		—		—		7

Net income	$1,832		$1,920		$1,226		$977		$643

Less preferred stock dividends	—		44		48		48		5

Net income applicable to common shareholders	$1,832		$1,876		$1,178		$929		$638

Basic earnings per share**
Continuing operations	$5.86		$6.75		$4.32		$3.43		$1.74
Net income	5.86		6.75		4.32		3.46		2.40
Diluted earnings per share**
Continuing operations	$5.74		$6.08		$3.93		$3.17		$1.72
Net income	5.74		6.08		3.93		3.19		2.37
Total assets	$26,131		$22,442		$19,158		$16,312		$13,983
Total debt	3,980		3,772		3,785		3,835		3,941
Stockholders’ equity	9,774		8,147		6,318		5,597		5,340
Dividends per share of common stock**	$.40		$.40		$.40		$.40		$.40

*	The financial results for 2007, 2006 and 2005 reflect the impact of FASB Staff Position AUG AIR-1,“Accounting for Planned Major Maintenance Activities” which was retrospectively adopted from January 1, 2005. If the Corporation had adopted this standard on January 1, 2003, after-tax net income would have decreased by $8 million in 2004 and increased by $18 million in 2003.

**	Per share amounts in all periods reflect the 3-for-1 stock split on May 31, 2006.

(a)	Includes net after-tax expenses of $75 million primarily relating to asset impairments, estimated production imbalance settlements and a charge for MTBE litigation, partially offset by income from LIFO inventory liquidations and gains from asset sales.

(b)	Includes net after-tax income of $173 million primarily from sales of assets, partially offset by income tax adjustments and accrued leased office closing costs.

(c)	Includes after-tax expenses of $37 million primarily relating to income taxes on repatriated earnings, premiums on bond repurchases and hurricane related expenses, partially offset by gains from asset sales and a LIFO inventory liquidation.

(d)	Includes net after-tax income of $76 million primarily from sales of assets and income tax adjustments.

(e)	Includes net after-tax expenses of $25 million, principally from premiums on bond repurchases and accrued severance and leased office closing costs, partially offset by income tax adjustments and asset sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net income in 2007 was $1,832 million compared with $1,920 million in 2006 and $1,226 million in 2005. Diluted earnings per share were $5.74 in 2007 compared with $6.08 in 2006 and $3.93 in 2005. A table of items affecting comparability between periods is shown on page 21.

Exploration and Production

The Corporation’s strategy for the E&P segment is to profitably grow reserves and production in a sustainable and financially disciplined manner. The Corporation’s total proved reserves were 1,330 million barrels of oil equivalent (boe) at December 31, 2007 compared with 1,243 million boe at December 31, 2006 and 1,093 million boe at December 31, 2005. Total proved reserves at year end 2007 increased 87 million boe or 7% from the end of 2006.

E&P net income was $1,842 million in 2007, $1,763 million in 2006 and $1,058 million in 2005. The improved results in 2007 as compared to 2006 were primarily driven by higher average crude oil selling prices and increased crude oil and natural gas production. See further discussion in Comparison of Results on page 21.

Production averaged 377,000 barrels of oil equivalent per day (boepd) in 2007 compared with 359,000 boepd in 2006 and 335,000 boepd in 2005. Production in 2007 increased 18,000 boepd or 5% from 2006 reflecting the following developments:

•	The Okume Complex in Equatorial Guinea (Hess 85%), which commenced production in December 2006, exhibited strong reservoir performance and facilities uptime during the year. In January 2008, production reached design capacity of 60,000 boepd, gross (approximately 40,000 boepd, net).

•	The Ujung Pangkah Field (Hess 75%) in Indonesia commenced natural gas production in April 2007. The Corporation’s net share of production from the field ramped up to an average of 69,000 mcf per day in the fourth quarter of 2007.

•	The Atlantic (Hess 25%) and Cromarty (Hess 90%) natural gas fields in the United Kingdom North Sea, which came onstream in June 2006, contributed to the Corporation’s year-over-year production growth. Production from the Cromarty Field was shut in during the summer when natural gas prices were seasonally lower and then full production re-commenced in October at higher prices.

•	The Corporation benefited from a full year of natural gas production from Sinphuhorm (Hess 35%) located onshore Thailand, which commenced production in the fourth quarter of 2006, and from production growth in Azerbaijan and Russia.

•	The Snohvit Field located offshore Norway (Hess 3.26%) commenced natural gas production in September 2007 and the Genghis Khan Field in the Gulf of Mexico (Hess 28%) started crude oil production in October 2007.

In 2008, the Corporation expects total worldwide production of approximately 380,000 boepd to 390,000 boepd.

During the year, the Corporation progressed development projects that will add to its production in future years:

•	The expansion of offshore facilities and installation of wellhead platforms was completed in the fourth quarter at Block A-18 of the Joint Development Area of Malaysia and Thailand (JDA) (Hess 50%). Full Phase 2 production is expected in the second half of 2008.

•	The Shenzi development (Hess 28%) in the deepwater Gulf of Mexico progressed with the installation of tension leg platform tendon piles and hull fabrication. First production is expected to commence in mid-2009.

•	Development of the residual oil zone at the Seminole-San Andres Unit (Hess 34.3%) in the Permian Basin commenced and is advancing as planned. Production is expected to start up in 2009.

•	Development of the Ujung Pangkah crude oil project commenced and facilities engineering and construction continue on schedule. Production from this Phase 2 oil project is expected to commence in 2009.

•	The Jambi Merang natural gas project (Hess 25%) in Indonesia was sanctioned during the year.

During 2007, the Corporation’s exploration activities included:

•	The Corporation gained access to new exploration acreage including two offshore blocks on the Australian Northwest Shelf, licenses WA-390-P (Hess 100%) and nearby WA-404-P (Hess 50%) with total gross acreage of approximately 1.5 million acres. Additionally, more than 125,000 net undeveloped acres were added in the Bakken trend of North Dakota.

•	On the Pony prospect on Green Canyon Block 468 (Hess 100%) in the deepwater Gulf of Mexico a sidetrack from the original discovery well was successfully completed in the first quarter and a second appraisal well is being drilled about 1.5 miles northwest of the original discovery well.

•	At the Tubular Bells discovery (Hess 20%) on Mississippi Canyon Block 682 in the deepwater Gulf of Mexico a successful sidetrack well was completed during the first quarter of 2007 and a further appraisal well was spud in October 2007.

During 2007, the Corporation completed the following acquisition and divestiture transactions:

•	In February 2007, the Corporation completed the acquisition of a 28% interest in the Genghis Khan oil and gas development located in the deepwater Gulf of Mexico on Green Canyon Blocks 652 and 608, which is part of the same geological structure as the Shenzi development.

•	In the second quarter, interests in the Scott-Telford fields located offshore United Kingdom were sold for $93 million resulting in an after-tax gain of $15 million ($21 million before income taxes). The Corporation’s share of production from the Scott-Telford fields was approximately 6,500 boepd at the time of sale.

Marketing and Refining

The Corporation’s strategy for the M&R segment is to deliver consistent operating performance and generate free cash flow. M&R net income was $300 million in 2007, $394 million in 2006 and $499 million in 2005. Profitability in 2007 and 2006 was adversely affected by lower average margins.

Refining operations contributed net income of $193 million in 2007, $240 million in 2006 and $330 million in 2005. The Corporation received cash distributions from HOVENSA, a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), totaling $300 million in 2007, $400 million in 2006 and $275 million in 2005. Gross crude runs at HOVENSA averaged 454,000 barrels per day in 2007 compared with 448,000 barrels per day in 2006 and 461,000 barrels per day in 2005. In 2007, HOVENSA successfully completed the first turnaround of its delayed coking unit. The Port Reading refinery operated at an average of 61,000 barrels per day in 2007 versus 63,000 barrels per day in 2006 and 55,000 barrels per day in 2005. Marketing earnings were $83 million in 2007, $108 million in 2006 and $136 million in 2005. Total refined product sales volumes averaged 451,000 barrels per day in 2007 compared with 459,000 barrels per day in 2006 and 456,000 barrels per day in 2005.

Liquidity and Capital and Exploratory Expenditures

Net cash provided by operating activities was $3,507 million in 2007, $3,491 million in 2006 and $1,840 million in 2005, principally reflecting increasing earnings. At December 31, 2007, cash and cash equivalents totaled $607 million compared with $383 million at December 31, 2006. Total debt was

$3,980 million at December 31, 2007 compared with $3,772 million at December 31, 2006. The Corporation’s debt to capitalization ratio at December 31, 2007 was 28.9% compared with 31.6% at the end of 2006. The Corporation has debt maturities of $62 million in 2008 and $143 million in 2009.

Capital and exploratory expenditures were as follows for the years ended December 31:

	2007	2006
	(Millions of dollars)

Exploration and Production
United States	$1,603	$908
International	2,183	2,979

Total Exploration and Production	3,786	3,887
Marketing, Refining and Corporate	140	169

Total Capital and Exploratory Expenditures	$3,926	$4,056

Exploration expenses charged to income included above:
United States	$192	$110
International	156	102

Total exploration expenses charged to income included above	$348	$212

The Corporation anticipates $4.4 billion in capital and exploratory expenditures in 2008, of which $4.3 billion relates to E&P operations.

Consolidated Results of Operations

The after-tax results by major operating activity are summarized below:

	2007	2006	2005
	(Millions of dollars,
	except per share data)

Exploration and Production	$1,842	$1,763	$1,058
Marketing and Refining	300	394	499
Corporate	(150)	(110)	(191)
Interest expense	(160)	(127)	(140)

Net income	$1,832	$1,920	$1,226

Net income per share — diluted	$5.74	$6.08	$3.93

In the discussion that follows, the financial effects of certain transactions are disclosed on an after-tax basis. Management reviews segment earnings on an after-tax basis and uses after-tax amounts in its review of variances in segment earnings. Management believes that after-tax amounts are a preferable method of explaining variances in earnings, since they show the entire effect of a transaction rather than only the pre-tax amount. After-tax amounts are determined by applying the income tax rate in each tax jurisdiction to pre-tax amounts.

The following items of income (expense), on an after-tax basis, are included in net income:

	2007	2006	2005
	(Millions of dollars)

Exploration and Production
Gains from asset sales	$15	$236	$41
Asset impairments	(56)	—	—
Estimated production imbalance settlements	(33)	—	—
Income tax adjustments	—	(45)	11
Accrued office closing costs	—	(18)	—
Hurricane related costs	—	—	(26)
Legal settlement	—	—	11
Marketing and Refining
LIFO inventory liquidations	24	—	32
Charge related to customer bankruptcy	—	—	(8)
Corporate
Estimated MTBE litigation	(25)	—	—
Tax on repatriated earnings	—	—	(72)
Premiums on bond repurchases	—	—	(26)

	$(75)	$173	$(37)

The items in the table above are explained, and the pre-tax amounts are shown, on pages 24 through 27.

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s Exploration and Production operations:

	2007	2006	2005
	(Millions of dollars)

Sales and other operating revenues*	$7,498	$6,524	$4,210
Other income	65	428	94

Total revenues	7,563	6,952	4,304

Costs and expenses
Production expenses, including related taxes	1,581	1,250	1,007
Exploration expenses, including dry holes and lease impairment	515	552	397
General, administrative and other expenses	257	209	140
Depreciation, depletion and amortization	1,503	1,159	965

Total costs and expenses	3,856	3,170	2,509

Results of operations from continuing operations before income taxes	3,707	3,782	1,795
Provision for income taxes	1,865	2,019	737

Results of operations	$1,842	$1,763	$1,058

*	Amounts differ from E&P operating revenues in Note 16 “ Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from third parties.

After considering the Exploration and Production items in the table on page 21, the remaining changes in Exploration and Production earnings are primarily attributable to changes in selling prices, production volumes, operating costs, exploration expenses and income taxes, as discussed below.

Selling prices:  Higher average selling prices, primarily crude oil, increased Exploration and Production revenues by approximately $740 million in 2007 compared with 2006. In 2006, the increase in average crude oil selling prices and reduced hedge positions increased revenues by approximately $1,900 million compared with 2005.

The Corporation’s average selling prices were as follows:

	2007	2006	2005

Crude oil-per barrel (including hedging)
United States	$69.23	$60.45	$32.64
Europe	60.99	56.19	33.13
Africa	62.04	51.18	32.10
Asia and other	72.17	61.52	54.71
Worldwide	63.44	55.31	33.38
Crude oil-per barrel (excluding hedging)
United States	$69.23	$60.45	$51.16
Europe	60.99	58.46	52.22
Africa	71.71	62.80	51.70
Asia and other	72.17	61.52	54.71
Worldwide	67.79	60.41	51.94
Natural gas liquids-per barrel
United States	$51.89	$46.22	$38.50
Europe	57.20	47.30	37.13
Worldwide	53.72	46.59	38.08
Natural gas-per mcf
United States	$6.67	$6.59	$7.93
Europe	6.13	6.20	5.29
Asia and other	4.71	4.05	4.02
Worldwide	5.60	5.50	5.65

The after-tax impacts of hedging reduced earnings by $244 million ($399 million before income taxes) in 2007, $285 million ($449 million before income taxes) in 2006 and $989 million ($1,582 million before income taxes) in 2005.

Production and sales volumes:  The Corporation’s crude oil and natural gas production was 377,000 boepd in 2007 compared with 359,000 boepd in 2006 and 335,000 boepd in 2005. The Corporation anticipates that its 2008 production will average between 380,000 and 390,000 boepd.

The Corporation’s net daily worldwide production was as follows:

	2007	2006	2005

Crude oil (thousands of barrels per day)
United States	31	36	44
Europe	93	109	110
Africa	115	85	67
Asia and other	21	12	7

Total	260	242	228

Natural gas liquids (thousands of barrels per day)
United States	10	10	12
Europe	5	5	4

Total	15	15	16

Natural gas (thousands of mcf per day)
United States	88	110	137
Europe	259	283	274
Asia and other	266	219	133

Total	613	612	544

Barrels of oil equivalent* (thousands of barrels per day)	377	359	335

*	Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).

United States:  Crude oil and natural gas production was lower in 2007 compared with 2006 and 2005, principally due to natural decline and asset sales.

Europe:  Crude oil production in 2007 was lower than in 2006, reflecting natural decline, facilities work on three North Sea fields, and the sale of the Corporation’s interests in the Scott and Telford fields in the United Kingdom. These decreases were partially offset by increased production in Russia. Decreased natural gas production in 2007 compared with 2006 was principally due to lower nominations related to the shut-down of a non-operated pipeline in the North Sea and natural decline, partially offset by higher production from the Atlantic and Cromarty natural gas fields in the United Kingdom which commenced in June 2006. Production in Europe was comparable in 2006 and 2005, reflecting increased production from Russia and new production from the Atlantic and Cromarty fields, which offset lower production due to maintenance and natural decline.

Africa:  Crude oil production increased in 2007 compared with 2006 primarily due to the start-up of the Okume Complex in Equatorial Guinea in December 2006. Production in 2006 was higher than 2005 levels, principally due to production from Libya, which the Corporation re-entered in January 2006.

Asia and other:  Crude oil production increased in 2007 versus 2006, reflecting a combination of an increased entitlement and higher production in Azerbaijan. Higher natural gas production in 2007 compared with 2006 was principally due to new production from the Sinphuhorm onshore gas project in Thailand which commenced in November 2006 and new production from the Ujung Pangkah Field in Indonesia which commenced in April 2007. These increases were partially offset by the planned shut-down of the JDA to install facilities required for Phase 2 gas sales. Natural gas production was higher in 2006 compared with 2005 due to increased production from the JDA.

Sales volumes:  Higher sales volumes increased revenue by approximately $240 million in 2007 compared with 2006 and $400 million in 2006 compared with 2005.

Operating costs and depreciation, depletion and amortization:  Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $409 million in 2007 and $322 million in 2006 compared with the corresponding amounts in prior years (excluding the charges for vacated leased office space and hurricane related costs in 2006). The increases in 2007 and 2006 were primarily due to higher production volumes, increased costs of services and materials, higher employee costs and increased production taxes. Cash operating costs per barrel of oil equivalent were $13.36 in 2007, $10.92 in 2006 and $9.07 in 2005. Cash operating costs in 2008 are estimated to be in the range of $14.00 to $15.00 per barrel of oil equivalent.

Excluding the pre-tax amount of the 2007 asset impairments, depreciation, depletion and amortization charges increased by $232 million and $194 million in 2007 and 2006, respectively. The increases were primarily due to higher production volumes and per barrel costs. Depreciation, depletion and amortization costs per barrel of oil equivalent were $10.11 in 2007, $8.85 in 2006 and $7.88 in 2005. Depreciation, depletion and amortization costs for 2008 are expected to be in the range of $12.50 to $13.50 per barrel.

Exploration expenses:  Exploration expenses were lower in 2007 compared with 2006, primarily reflecting lower dry hole costs, partially offset by increased costs related to seismic studies. Exploration expenses were higher in 2006 compared with 2005, principally reflecting higher dry hole costs.

Income taxes:  The effective income tax rate for Exploration and Production operations was 50% in 2007, 53% in 2006 and 41% in 2005. After considering the items in the table below, the effective income tax rates were 50% in 2007, 54% in 2006 and 42% in 2005. The effective income tax rate increased beginning in 2006 due to the Corporation’s re-entry into Libya and the increase in the supplementary tax on petroleum operations in the United Kingdom from 10% to 20%. The effective income tax rate for E&P operations in 2008 is expected to be in the range of 47% to 51%.

Other:  The after-tax foreign currency loss was $7 million in 2007, compared with a gain of $10 million in 2006 and $20 million in 2005.

Reported Exploration and Production earnings include the following items of income (expense) before and after income taxes:

	Before Income Taxes			After Income Taxes
	2007	2006	2005	2007	2006	2005
	(Millions of dollars)

Gains from asset sales	$21	$369	$48	$15	$236	$41
Asset impairments	(112)	—	—	(56)	—	—
Estimated production imbalance settlements	(64)	—	—	(33)	—	—
Income tax adjustments	—	—	—	—	(45)	11
Accrued office closing costs	—	(30)	—	—	(18)	—
Hurricane related costs	—	—	(40)	—	—	(26)
Legal settlement	—	—	19	—	—	11

	$(155)	$339	$27	$(74)	$173	$37

2007:  The gain from asset sales relates to the sale of the Corporation’s interests in the Scott and Telford fields located in the United Kingdom North Sea. The charge for asset impairments relates to two mature fields in the United Kingdom North Sea. The pre-tax amount of this charge is reflected in depreciation, depletion and amortization. The estimated production imbalance settlements represent a charge for adjustments to prior meter readings at two offshore fields, which are recorded as a reduction of sales and other operating revenues.

2006:  The gains from asset sales relate to the sale of certain United States oil and gas producing properties located in the Permian Basin in Texas and New Mexico and onshore Gulf Coast. The accrued office closing cost relates to vacated leased office space in the United Kingdom. The related expenses are reflected principally in general and administrative expenses. The income tax adjustment represents a one-time adjustment to the Corporation’s deferred tax liability resulting from an increase in the supplementary tax on petroleum operations in the United Kingdom from 10% to 20%.

2005:  The gains from asset sales represent the disposal of non-producing properties in the United Kingdom and the exchange of a mature North Sea asset for an increased interest in the Ujung Pangkah Field in Indonesia. The Corporation recorded incremental production expenses in 2005, principally repair costs and higher insurance premiums, as a result of hurricane damage in the Gulf of Mexico. The income tax adjustment reflects the effect on deferred income taxes of a reduction in the income tax rate in Denmark and a tax settlement in the United Kingdom. The legal settlement reflects the favorable resolution of contingencies on a prior year asset sale, which is recorded in other income in the income statement.

The Corporation’s future Exploration and Production earnings may be impacted by external factors, such as political risk, volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses, the effects of weather and changes in foreign exchange and income tax rates.

Marketing and Refining

Earnings from Marketing and Refining activities amounted to $300 million in 2007, $394 million in 2006 and $499 million in 2005. After considering the Marketing and Refining items in the table on page 21, the earnings amounted to $276 million in 2007, $394 million in 2006 and $475 million in 2005 and are discussed in the paragraphs below. The Corporation’s downstream operations include its 50% interest in HOVENSA, which is accounted for using the equity method. Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.

Refining:  Refining earnings, which consist of the Corporation’s share of HOVENSA’s results, Port Reading earnings, interest income on a note receivable from PDVSA and results of other miscellaneous operating activities were $193 million in 2007, $240 million in 2006 and $330 million in 2005.

The Corporation’s share of HOVENSA’s net income was $108 million ($176 million before income taxes) in 2007, $124 million ($201 million before income taxes) in 2006 and $227 million ($370 million before income taxes) in 2005. The lower earnings in 2007 and 2006 compared to the respective prior years were principally due to lower refining margins. During 2007, the coker unit at HOVENSA was shutdown for approximately 30 days for a scheduled turnaround. Certain related processing units were also included in this turnaround. In 2006, the fluid catalytic cracking unit at HOVENSA was shutdown for approximately 22 days of unscheduled maintenance. During 2005, a crude unit and the fluid catalytic cracking unit at HOVENSA were each shutdown for approximately 30 days of scheduled maintenance. Cash distributions from HOVENSA were $300 million in 2007, $400 million in 2006 and $275 million in 2005.

Pre-tax interest income on the PDVSA note was $9 million, $15 million and $20 million in 2007, 2006 and 2005, respectively. Interest income is reflected in other income in the income statement. At December 31, 2007, the remaining balance of the PDVSA note was $76 million, which is scheduled to be fully repaid by February 2009.

Port Reading’s after-tax earnings were $75 million in 2007, $104 million in 2006 and $88 million in 2005. Refined product margins were lower in 2007 compared with 2006. Higher refined product sales volumes were offset by lower margins in 2006 compared with 2005. In 2005, the Port Reading facility was shutdown for 36 days of planned maintenance.

The following table summarizes refinery utilization rates:

	Refinery	Refinery Utilization
	Capacity	2007	2006	2005
	(Thousands of
	barrels per day)

HOVENSA
Crude	500	90.8%	89.7%	92.2%
Fluid catalytic cracker	150	87.1%	84.3%	81.9%
Coker	58	83.4%	84.3%	92.8%
Port Reading	65	93.2%	97.4%	85.3%

Marketing:  Marketing operations, which consist principally of retail gasoline and energy marketing activities, generated income of $59 million in 2007, $108 million in 2006 and $112 million in 2005, excluding income from liquidations of LIFO inventories and the charge related to a customer bankruptcy described on page 26.

The decreases in 2007 and 2006 primarily reflect lower margins on refined product sales. Total refined product sales volumes were 451,000 barrels per day in 2007, 459,000 barrels per day in 2006 and 456,000 barrels per day in 2005. Total energy marketing natural gas sales volumes, including utility and spot sales, were approximately 1.9 million mcf per day in 2007, 1.8 million mcf per day in 2006 and 1.7 million mcf per day in 2005. In addition, energy marketing sold electricity volumes at the rate of 2,800, 1,400 and 500 megawatts (round the clock) in 2007, 2006 and 2005, respectively.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to income of $24 million in 2007, $46 million in 2006 and $33 million in 2005.

Marketing expenses were comparable in 2007 and 2006, but increased in 2006 compared with 2005, due to higher expenses from an increased number of retail convenience stores, growth in energy marketing operations and increased utility and compensation related costs.

Reported Marketing and Refining earnings include the following items of income (expense) before and after income taxes:

	Before Income Taxes			After Income Taxes
	2007	2006	2005	2007	2006	2005
	(Millions of dollars)

LIFO inventory liquidations	$38	$—	$51	$24	$—	$32
Charge related to customer bankruptcy	—	—	(13)	—	—	(8)

	$38	$—	$38	$24	$—	$24

In 2007 and 2005, Marketing and Refining earnings include income from the liquidation of prior year LIFO inventories. In 2005, Marketing and Refining earnings also include a charge resulting from the bankruptcy of a customer in the utility industry, which is included in marketing expenses.

The Corporation’s future Marketing and Refining earnings may be impacted by volatility in margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.

Corporate

The following table summarizes corporate expenses:

	2007	2006	2005
	(Millions of dollars)

Corporate expenses (excluding the items listed below)	$187	$156	$119
Income taxes (benefits) on the above	(62)	(46)	(26)

	125	110	93
Items affecting comparability between periods, after tax
Estimated MTBE litigation	25	—	—
Tax on repatriated earnings	—	—	72
Premiums on bond repurchases	—	—	26

Net corporate expenses	$150	$110	$191

Excluding the items affecting comparability between periods, the increase in corporate expenses in 2007 compared with 2006 primarily reflects higher employee related costs, including stock-based compensation. The increase in corporate expenses in 2006 compared with 2005 principally reflects the expensing of stock options commencing January 1, 2006 and increases in insurance costs. Recurring after-tax corporate expenses in 2008 are estimated to be in the range of $130 to $140 million.

In 2007, Corporate expenses include a charge of $25 million ($40 million before income taxes) related to MTBE litigation. The pre-tax amount of this charge is recorded in general and administrative expenses. In 2005, the American Jobs Creation Act provided for a one-time reduction in the income tax rate to 5.25% on the remittance of eligible dividends from foreign subsidiaries to a United States parent. The Corporation repatriated $1.9 billion of previously unremitted foreign earnings resulting in the recognition of an income tax provision of $72 million. The pre-tax amount of bond repurchase premiums in 2005 was $39 million, which was recorded in other income in the income statement.

Interest

After-tax interest expense was as follows:

	2007	2006	2005
	(Millions of dollars)

Total interest incurred	$306	$301	$304
Less capitalized interest	50	100	80

Interest expense before income taxes	256	201	224
Less income taxes	96	74	84

After-tax interest expense	$160	$127	$140

The decrease in capitalized interest in 2007 reflects the completion of several development projects in 2007 and the latter portion of 2006. After-tax interest expense in 2008 is expected to be in the range of $165 to $175 million, principally reflecting lower capitalized interest.

Sales and Other Operating Revenues

Sales and other operating revenues totaled $31,647 million in 2007, an increase of 13% compared with 2006. The increase reflects higher selling prices and sales volumes of crude oil, higher refined product selling prices and increased sales volumes in electricity. In 2006, sales and other operating revenues totaled $28,067 million, an increase of 23% compared with 2005. The increase reflects higher selling prices of crude oil, higher sales volumes and reduced crude oil hedge positions in Exploration and Production activities and higher selling prices and sales volumes in marketing activities.

The change in cost of goods sold in each year principally reflects the change in sales volumes and prices of refined products and purchased natural gas and electricity.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources as of December 31:

	2007	2006
	(Millions of dollars)

Cash and cash equivalents	$607	$383
Current portion of long-term debt	$62	$27
Total debt	$3,980	$3,772
Stockholders’ equity	$9,774	$8,147
Debt to capitalization ratio*	28.9%	31.6%

*	Total debt as a percentage of the sum of total debt plus stockholders’ equity.

Cash Flows

The following table sets forth a summary of the Corporation’s cash flows:

	2007	2006	2005
	(Millions of dollars)

Net cash provided by (used in):
Operating activities	$3,507	$3,491	$1,840
Investing activities	(3,474)	(3,289)	(2,255)
Financing activities	191	(134)	(147)

Net increase (decrease) in cash and cash equivalents	$224	$68	$(562)

Operating Activities:  Net cash provided by operating activities, including changes in operating assets and liabilities, was comparable in 2007 and 2006. Net cash provided by operating activities increased to $3,491 million in 2006 from $1,840 million in 2005, principally reflecting higher earnings, changes in working capital accounts and increased distributions from HOVENSA. The Corporation received cash distributions from HOVENSA of $300 million in 2007, $400 million in 2006 and $275 million in 2005.

Investing Activities:  The following table summarizes the Corporation’s capital expenditures:

	2007	2006	2005
	(Millions of dollars)

Exploration and Production
Exploration	$371	$590	$229
Production and development	2,605	2,164	1,598
Acquisitions (including leaseholds)	462	921	408

	3,438	3,675	2,235
Marketing, Refining and Corporate	140	169	106

Total	$3,578	$3,844	$2,341

Capital expenditures in 2007 include the acquisition of a 28% interest in the Genghis Khan Field in the deepwater Gulf of Mexico for $371 million. In 2006, capital expenditures included payments of $359 million to re-enter the Corporation’s former oil and gas production operations in the Waha concessions in Libya and $413 million to acquire a 55% working interest in the West Med Block in Egypt.

In 2007 the Corporation received proceeds of $93 million for the sale of its interests in the Scott and Telford fields located in the United Kingdom. Proceeds from asset sales in 2006 totaled $444 million, including the sale of the Corporation’s interests in certain producing properties in the Permian Basin and onshore U.S. Gulf Coast. Proceeds from asset sales were $74 million in 2005, principally from the sale of non-producing properties.

Financing Activities:  During 2007, net borrowings were $208 million. The Corporation reduced debt by $13 million in 2006 and $50 million in 2005. In 2005, bond repurchases of $600 million were funded by borrowings on the revolving credit facility in connection with the repatriation of foreign earnings to the United States.

Common stock dividends paid were $127 million in 2007. Total common and preferred stock dividends paid were $161 million in 2006 and $159 million in 2005. The Corporation received net proceeds from the exercise of stock options totaling $110 million, $40 million and $62 million in 2007, 2006 and 2005, respectively.

Future Capital Requirements and Resources

The Corporation anticipates $4.4 billion in capital and exploratory expenditures in 2008, of which $4.3 billion relates to Exploration and Production operations. The Corporation has maturities of long-term debt of $62 million in 2008 and $143 million in 2009. The Corporation anticipates that it can fund its 2008 operations, including capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand, projected cash flow from operations and its available credit facilities.

The Corporation maintains a $3.0 billion syndicated, revolving credit facility (the facility), substantially all of which is committed through May 2012. The facility can be used for borrowings and letters of credit. At December 31, 2007, outstanding borrowings under the facility were $220 million and additional available borrowing capacity under the facility was $2,780 million.

The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its Marketing and Refining operations, which are sold to a wholly-owned subsidiary. Under the terms of this financing arrangement, the Corporation has the ability to borrow up to $800 million, subject to the availability of sufficient levels of eligible receivables. At December 31, 2007, the Corporation had $250 million in outstanding borrowings and outstanding letters of credit of $534 million which were collateralized by $1,336 million of Marketing and Refining accounts receivable. These receivables are not available to pay the general obligations of the Corporation before repayment of outstanding borrowings under the asset-backed facility.

At December 31, 2007, $600 million of outstanding borrowings under short-term credit facilities are classified as long term based on the Corporation’s available capacity under the committed revolving credit facility. These borrowings consist of the $250 million under the asset-backed credit facility described above, $300 million under a short-term committed facility and $50 million under uncommitted lines at December 31, 2007. The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

Outstanding letters of credit at December 31, were as follows:

	2007	2006
	(Millions of dollars)

Revolving credit facility	$—	$1
Asset-backed credit facility	534	—
Committed short-term letter of credit facilities	995	1,875
Uncommitted lines	1,510	1,603

	$3,039	$3,479

A loan agreement covenant based on the Corporation’s debt to equity ratio allows the Corporation to borrow up to an additional $12.3 billion for the construction or acquisition of assets at December 31, 2007. The Corporation has the ability to borrow up to an additional $2.6 billion of secured debt at December 31, 2007 under the loan agreement covenants.

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

Contractual Obligations and Contingencies

Following is a table showing aggregated information about certain contractual obligations at December 31, 2007:

		Payments Due by Period
			2009 and	2011 and
	Total	2008	2010	2012	Thereafter
	(Millions of dollars)

Long-term debt(a)	$3,980	$62	$172	$1,543	$2,203
Operating leases	3,233	382	849	588	1,414
Purchase obligations
Supply commitments	38,548	9,805	14,560	14,058	125	(b)
Capital expenditures	1,951	1,118	833	—	—
Operating expenses	977	537	230	105	105
Other long-term liabilities	1,579	98	481	222	778

(a)	At December 31, 2007, the Corporation’s debt bears interest at a weighted average rate of 7.0%.

(b)	The Corporation intends to continue purchasing refined product supply from HOVENSA. Estimated future purchases amount to approximately $7.0 billion annually using year-end 2007 prices.

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

The table also reflects future capital expenditures, including a portion of the Corporation’s planned $4.4 billion capital investment program for 2008, that is contractually committed at December 31, 2007. Obligations for operating expenses include commitments for transportation, seismic purchases, oil and gas production expenses and other normal business expenses. Other long-term liabilities reflect contractually committed obligations on the balance sheet at December 31, 2007, including asset retirement obligations, pension plan funding requirements and anticipated obligations for uncertain income tax positions.

The Corporation and certain of its subsidiaries lease gasoline stations, drilling rigs, tankers, office space and other assets for varying periods under leases accounted for as operating leases. During 2007, the Corporation entered into a lease agreement for a new drillship and related support services for use in its global deepwater exploration and development activities beginning in the middle of 2009. The total payments under this five year contract will approximate $950 million.

The Corporation has a contingent purchase obligation, expiring in April 2010, to acquire the remaining interest in WilcoHess, a retail gasoline station joint venture, for approximately $150 million as of December 31, 2007.

The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. The amount of the Corporation’s guarantee fluctuates based on the volume of crude oil purchased and related prices and at December 31, 2007 amounted to $277 million. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

At December 31, 2007, the Corporation has issued $2,978 million of letters of credit principally relating to accrued liabilities with hedging and trading counterparties recorded on its balance sheet. In addition, the

Corporation is contingently liable under letters of credit and under guarantees of the debt of other entities directly related to its business, as follows:

	Total
	(Millions of
	dollars)

Letters of credit	$61
Guarantees	292	*

	$353

*	Includes $277 million for the HOVENSA crude oil purchases guarantee and the $15 million guarantee on HOVENSA’s debt which are discussed on page 30.

Off-Balance Sheet Arrangements

The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $493 million at December 31, 2007 compared with $490 million at December 31, 2006. The Corporation’s December 31, 2007 debt to capitalization ratio would increase from 28.9% to 31.4% if these leases were included as debt.

See also “Contractual Obligations and Contingencies” on page 30, Note 4, “Refining Joint Venture,” and Note 15, “Guarantees and Contingencies,” in the notes to the financial statements.

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

Foreign Operations

The Corporation conducts exploration and production activities principally in Algeria, Australia, Azerbaijan, Brazil, Denmark, Egypt, Equatorial Guinea, Gabon, Ghana, Indonesia, Libya, Malaysia, Norway, Russia, Thailand, the United Kingdom and the United States. Therefore, the Corporation is subject to the risks associated with foreign operations. These exposures include political risk (including tax law changes) and currency risk.

HOVENSA owns and operates a refinery in the United States Virgin Islands. In 2002, there was a political disruption in Venezuela that reduced the availability of Venezuelan crude oil used in refining operations; however, this disruption did not have a material adverse effect on the Corporation’s financial position. The Corporation has a note receivable of $76 million at December 31, 2007 from a subsidiary of PDVSA. All payments are current and the Corporation anticipates collection of the remaining balance.

See also Item 1A. Risk Factors Related to Our Business and Operations.

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

The Corporation’s oil and gas reserves are calculated in accordance with SEC regulations and interpretations and the requirements of the Financial Accounting Standards Board. For reserves to be booked as proved they must be commercially producible, government and project operator approvals must be obtained and, depending on the amount of the project cost, senior management or the board of directors must commit to fund the project. The Corporation’s oil and gas reserve estimation and reporting process involves an annual independent third party reserve determination as well as internal technical appraisals of reserves. The Corporation maintains its own internal reserve estimates that are calculated by technical staff that work directly with the oil and gas properties. The Corporation’s technical staff updates reserve estimates throughout the year based on evaluations of new wells, performance reviews, new technical data and other studies. To provide consistency throughout the Corporation, standard reserve estimation guidelines, definitions, reporting reviews and approval practices are used. The internal reserve estimates are subject to internal technical audits and senior management reviews the estimates.

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

Impairment of Long-Lived Assets and Goodwill:  As explained below there are significant differences in the way long-lived assets and goodwill are evaluated and measured for impairment testing. The Corporation reviews long-lived assets, including oil and gas fields, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. Long-lived assets are tested based on identifiable cash flows (the field level for oil and gas assets) and are largely independent of the cash flows of other assets and liabilities. If the carrying amounts of the long-lived assets are not expected to be recovered by undiscounted future net cash flow estimates, the assets are impaired and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets generally determined by discounting anticipated future net cash flows.

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

The Corporation’s impairment tests of long-lived Exploration and Production producing assets are based on its best estimates of future production volumes (including recovery factors), selling prices, operating and capital costs, the timing of future production and other factors, which are updated each time an impairment test is performed. The Corporation could have impairments if the projected production volumes from oil and gas fields decrease, crude oil and natural gas selling prices decline significantly for an extended period or future estimated capital and operating costs increase significantly.

In accordance with FAS No. 142 Goodwill and Other Intangible Assets (FAS No. 142), the Corporation’s goodwill is not amortized, but is tested for impairment annually in the fourth quarter at a reporting unit level, which is an operating segment or one level below an operating segment. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. The Corporation’s goodwill is assigned to the Exploration and Production operating segment and it expects that the benefits of goodwill will be recovered through the operation of that segment.

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

Asset Retirement Obligations:  The Corporation has material legal obligations to remove and dismantle long lived assets and to restore land or seabed at certain exploration and production locations. In accordance with generally accepted accounting principles, the Corporation recognizes a liability for the fair value of required asset retirement obligations. In addition, the fair value of any legally required conditional asset retirement obligations is recorded if the liability can be reasonably estimated. The Corporation capitalizes such costs as a component of the carrying amount of the underlying assets in the period in which the liability is incurred. In order to measure these obligations, the Corporation estimates the fair value of the obligations by discounting the future payments that will be required to satisfy the obligations. In determining these estimates, the Corporation is required to make several assumptions and judgments related to the scope of dismantlement, timing of settlement, interpretation of legal requirements, inflationary factors and discount rate. In addition, there are other external factors which could significantly affect the ultimate settlement costs for these obligations including: changes in environmental regulations and other statutory requirements, fluctuations in industry costs and foreign currency exchange rates and advances in technology. As a result, the Corporation’s estimates of asset retirement obligations are subject to revision due to the factors described above. Changes in estimates prior to settlement result in adjustments to both the liability and related asset values.

Derivatives:  The Corporation utilizes derivative instruments for both non-trading and trading activities. In non-trading activities, the Corporation uses futures, forwards, options and swaps, individually or in combination to mitigate its exposure to fluctuations in the prices of crude oil, natural gas, refined products and electricity, and changes in foreign currency exchange rates. In trading activities, the Corporation, principally through a consolidated partnership, trades energy commodities and derivatives, including futures, forwards, options and swaps, based on expectations of future market conditions.

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

Income Taxes:  Judgments are required in the determination and recognition of income tax assets and liabilities in the financial statements. These judgements include the requirement to only recognize the financial statement effect of a tax position when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination.

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

Changes in Accounting Policies

Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP eliminated the previously acceptable accrue-in-advance method of accounting for planned major maintenance. As a result, the Corporation retrospectively changed its method of accounting to recognize expenses associated with refinery turnarounds when such costs are incurred. The impact of adopting this FSP increased previously reported 2006 earnings by $4 million ($.01 per diluted share). In addition, previously reported 2005 net income decreased by $16 million ($.05 per diluted share) and retained earnings as of January 1, 2005 increased by approximately $48 million. All 2007, 2006 and 2005 financial information reflects this retrospective accounting change.

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. FIN 48 also requires additional disclosures related to uncertain income tax positions. See Note 11, “Income Taxes” for further information.

Recently Issued Accounting Standard

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS No. 157). FAS No. 157 establishes a framework for measuring fair value and requires disclosure of a fair value hierarchy, which applies to financial assets and liabilities measured at fair value under other authoritative accounting pronouncements. The standard also requires additional disclosure about the methods of determining fair value. The Corporation as required, will prospectively adopt the provisions of FAS No. 157 effective January 1, 2008. The Corporation believes that the impact of adopting FAS No. 157 on net income will not be material. In addition, the Corporation expects to record a reduction in the after-tax charge reflected in accumulated other comprehensive income relating to the crude oil hedging program of approximately $160 million, after income taxes.

Environment, Health and Safety

The Corporation has implemented a values-based, socially-responsible strategy focused on improving environment, health and safety performance and making a positive impact on communities. The strategy is supported by the Corporation’s environment, health, safety and social responsibility (EHS & SR) policies and by environment and safety management systems that help protect the Corporation’s workforce, customers and local communities. The Corporation’s management systems are designed to uphold or exceed international standards and are intended to promote internal consistency, adherence to policy objectives and continual improvement in EHS & SR performance. Improved performance may, in the short-term, increase the Corporation’s operating costs and could also require increased capital expenditures to reduce potential risks to assets, reputation and license to operate. In addition to enhanced EHS & SR performance, improved productivity and operational efficiencies may be realized as collateral benefits from investments in EHS & SR. The Corporation has programs in place to evaluate regulatory compliance, audit facilities, train employees, prevent and manage risks and emergencies and to generally meet corporate EHS & SR goals.

The production of motor and other fuels in the United States and elsewhere has faced increasing regulatory pressures in recent years. In 2006, additional regulations to reduce the allowable sulfur content in diesel fuel went into effect. Additional reductions in gasoline and fuel oil sulfur content are under consideration. Fuels production will likely continue to be subject to more stringent regulation in future years and as such may require additional capital expenditures. The Energy Policy Act of 2005 imposes on refiners a requirement to use specific quantities of renewable content in gasoline. The 2007 Energy Policy Act expanded requirements on the use of renewable content and included several technology forcing provisions. Many states have also enacted or are considering biofuels mandates, which, in combination with national legislation may affect the Registrant’s markets for fuels.

As described in Item 3 “Legal Proceedings,” in 2003 the Corporation and HOVENSA began discussions with the U.S. EPA regarding the EPA’s Petroleum Refining Initiative (PRI). The PRI is an ongoing program that is designed to reduce certain air emissions at all U.S. refineries. Since 2000, the EPA has entered into settlements addressing these emissions with petroleum refining companies that control over 80% of the domestic refining capacity. Negotiations with the EPA are continuing and depending on the outcome of these discussions, the Corporation and HOVENSA may experience increased capital expenditures and operating expenses related to air emissions controls. Settlements with other refiners allow for controls to be phased in over several years.

The Corporation has undertaken a program to assess, monitor and reduce the emission of “greenhouse gases,” including carbon dioxide and methane. The challenges associated with this program are significant, not only from the standpoint of technical feasibility, but also from the perspective of adequately measuring the Corporation’s greenhouse gas inventory. The Corporation has completed a revised monitoring protocol which will allow for better measurement of “greenhouse gases” and has completed an independently verified audit of its emissions. The monitoring protocol in conjunction with the Corporation’s recently formulated Climate Change Network will allow for better control of these emissions and assist the Corporation in developing policies and programs to reduce these emissions and comply with any future regulatory restrictions.

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

The Corporation accrues for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. At year-end 2007, the Corporation’s reserve for estimated environmental liabilities was approximately $60 million. The Corporation expects that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites. The Corporation’s remediation spending was $23 million in 2007 and $15 million in 2006 and 2005. Capital expenditures incurred over several years to comply with low sulfur gasoline and diesel fuel requirements totaled approximately $400 million at HOVENSA and approximately $70 million at Port Reading. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, other than for the low sulfur requirements, were $22 million in 2007 and 2006 and $3 million in 2005.

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

Controls:  The Corporation maintains a control environment under the direction of its chief risk officer and through its corporate risk policy, which the Corporation’s senior management has approved. Controls include volumetric, term and value-at-risk limits. In addition, the chief risk officer must approve the use of new instruments or commodities. Risk limits are monitored daily and exceptions are reported to business units and to senior management. The Corporation’s risk management department also performs independent verifications of sources of fair values and validations of valuation models. These controls apply to all of the Corporation’s non-trading and trading activities, including the consolidated trading partnership. The Corporation’s treasury department is responsible for administering foreign exchange rate and interest rate hedging programs.

Instruments:  The Corporation primarily uses forward commodity contracts, foreign exchange forward contracts, futures, swaps, options and energy commodity based securities in its non-trading and trading activities. These contracts are generally widely traded instruments with standardized terms. The following describes these instruments and how the Corporation uses them:

•	Forward Commodity Contracts: The Corporation enters into contracts for the forward purchase and sale of commodities. At settlement date, the notional value of the contract is exchanged for physical delivery of the commodity. Forward contracts that are designated as normal purchase and sale contracts under FAS No. 133 are excluded from the quantitative market risk disclosures.

•	Forward Foreign Exchange Contracts: Forward contracts include forward purchase contracts for both the British pound sterling and the Danish kroner. These foreign currency contracts commit the Corporation to purchase a fixed amount of pound sterling and kroner at a predetermined exchange rate on a certain date.

•	Exchange Traded Contracts: The Corporation uses exchange traded contracts, including futures, on a number of different underlying energy commodities. These contracts are settled daily with the relevant exchange and may be subject to exchange position limits.

•	Swaps: The Corporation uses financially settled swap contracts with third parties as part of its hedging and trading activities. Cash flows from swap contracts are determined based on underlying commodity prices and are typically settled over the life of the contract.

•	Options: Options on various underlying energy commodities include exchange traded and third party contracts and have various exercise periods. As a seller of options, the Corporation receives a premium at the outset and bears the risk of unfavorable changes in the price of the commodity underlying the option. As a purchaser of options, the Corporation pays a premium at the outset and has the right to participate in the favorable price movements in the underlying commodities. These premiums are a component of the fair value of the options.

•	Energy Securities: Energy securities include energy related equity or debt securities issued by a company or government or related derivatives on these securities.

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

	Trading	Non-trading
	Activities	Activities
	(Millions of dollars)

2007
At December 31	$10	$72
Average	12	63
High	13	72
Low	10	54
2006
At December 31	$17	$62
Average	20	75
High	22	86
Low	17	62

Non-trading:  The Corporation’s non-trading activities may include hedging of crude oil and natural gas production. Futures and swaps are used to fix the selling prices of a portion of the Corporation’s future production and the related gains or losses are an integral part of the Corporation’s selling prices. Following is a summary of the Corporation’s outstanding crude oil hedges at December 31, 2007:

	Brent Crude Oil
	Average	Thousands of
Maturity	Selling Price	Barrels per Day

2008	$25.56	24
2009	25.54	24
2010	25.78	24
2011	26.37	24
2012	26.90	24

There were no hedges of WTI crude oil or natural gas production at December 31, 2007. As market conditions change, the Corporation may adjust its hedge percentages. The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures, swaps and options to manage the risk in its marketing activities.

Accumulated other comprehensive income (loss) at December 31, 2007 includes after-tax unrealized deferred losses of $1,672 million primarily related to crude oil contracts used as hedges of exploration and production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

The Corporation uses foreign exchange contracts to reduce its exposure to fluctuating foreign exchange rates by entering into forward purchase contracts for both the British pound sterling and the Danish kroner. At December 31, 2007, the Corporation had $977 million of notional value foreign exchange contracts maturing in 2008. The fair value of the foreign exchange contracts was a payable of $1 million at December 31, 2007. The change in fair value of the foreign exchange contracts from a 10% change in exchange rates is estimated to be approximately $100 million at December 31, 2007.

The Corporation’s outstanding debt of $3,980 million has a fair value of $4,263 million at December 31, 2007. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $200 million at December 31, 2007.

Trading:  In trading activities, the Corporation is exposed to changes in crude oil, natural gas and refined product prices. The trading partnership in which the Corporation has a 50% voting interest trades energy commodities, securities and derivatives. The accounts of the partnership are consolidated with those of the Corporation. The Corporation also takes trading positions for its own account. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.

Gains or losses from sales of physical products are recorded at the time of sale. Total realized gains on trading activities for 2007 amounted to $303 million ($721 million in 2006). Derivative trading transactions are marked-to-market and unrealized gains or losses are reflected in income currently. The following table provides an assessment of the factors affecting the changes in fair value of trading activities and represents 100% of the trading partnership and other trading activities.

	2007	2006
	(Millions of dollars)

Fair value of contracts outstanding at the beginning of the year	$365	$1,109
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at the end of year	193	(82)
Reversal of fair value for contracts closed during the year	(230)	(547)
Fair value of contracts entered into during the year and still outstanding	(174)	(115)

Fair value of contracts outstanding at the end of the year	$154	$365

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

The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at December 31, 2007:

					2011 and
	Total	2008	2009	2010	Beyond
		(Millions of dollars)

Source of fair value
Prices actively quoted	$119	$45	$53	$42	$(21)
Other external sources	36	24	10	—	2
Internal estimates	(1)	(1)	—	—	—

Total	$154	$68	$63	$42	$(19)

The following table summarizes the net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at December 31:

	2007	2006
	(Millions of dollars)

Investment grade determined by outside sources	$364	$347
Investment grade determined internally*	173	59
Less than investment grade	55	41

Fair value of net receivables outstanding at the end of the year	$592	$447

*	Based on information provided by counterparties and other available sources.

Item 8.	Financial Statements and Supplementary Data

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

*	Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, as stated in their report, which is included herein.

By	/s/ John P. Rielly John P. Rielly Senior Vice President and Chief Financial Officer	By	/s/ John B. Hess John B. Hess Chairman of the Board and Chief Executive Officer

February 22, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hess Corporation

We have audited Hess Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hess Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hess Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hess Corporation and consolidated subsidiaries as of December 31, 2007 and 2006, and the related statements of consolidated income, cash flows, stockholders’ equity and comprehensive income of Hess Corporation and consolidated subsidiaries for each of the three years in the period ended December 31, 2007, and our report dated February 22, 2008 expressed an unqualified opinion thereon.

February 22, 2008
New York, New York

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hess Corporation

We have audited the accompanying consolidated balance sheet of Hess Corporation and consolidated subsidiaries as of December 31, 2007 and 2006, and the related statements of consolidated income, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2007. Our audits also included the Financial Statement Schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hess Corporation and consolidated subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Financial Statement Schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted FASB Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. As discussed in Note 10 to the consolidated financial statements, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006. Also, as discussed in Note 1 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hess Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

February 22, 2008
New York, New York

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	For the Years Ended
	December 31
	2007	2006
	(Millions of dollars;
	thousands of shares)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$607	$383
Accounts receivable
Trade	4,527	3,659
Other	181	214
Inventories	1,250	1,005
Other current assets	361	587

Total current assets	6,926	5,848

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	933	1,055
Other	184	188

Total investments in affiliates	1,117	1,243

PROPERTY, PLANT AND EQUIPMENT
Exploration and Production	22,903	20,199
Marketing, Refining and Corporate	1,928	1,781

Total — at cost	24,831	21,980
Less reserves for depreciation, depletion, amortization and lease impairment	10,197	9,672

Property, plant and equipment — net	14,634	12,308

GOODWILL	1,225	1,253
DEFERRED INCOME TAXES	1,873	1,430
OTHER ASSETS	356	360

TOTAL ASSETS	$26,131	$22,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,741	$4,803
Accrued liabilities	1,638	1,477
Taxes payable	583	432
Current maturities of long-term debt	62	27

Total current liabilities	8,024	6,739
LONG-TERM DEBT	3,918	3,745
DEFERRED INCOME TAXES	2,362	2,116
ASSET RETIREMENT OBLIGATIONS	1,016	824
OTHER LIABILITIES AND DEFERRED CREDITS	1,037	871

Total liabilities	16,357	14,295

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
3% cumulative convertible series
Authorized — 330 shares
Issued — 284 shares in 2007 ($14 million liquidation preference) and 324 shares in 2006	—	—
Common stock, par value $1.00
Authorized — 600,000 shares
Issued — 320,600 shares in 2007; 315,018 shares in 2006	321	315
Capital in excess of par value	1,882	1,689
Retained earnings	9,412	7,707
Accumulated other comprehensive income (loss)	(1,841)	(1,564)

Total stockholders’ equity	9,774	8,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,131	$22,442

The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	For the Years Ended
	December 31
	2007	2006	2005
	(In millions, except per share data)

REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$31,647	$28,067	$22,747
Equity in income of HOVENSA L.L.C.	176	201	370
Gain on asset sales	21	369	48
Other income, net	80	81	84

Total revenues and non-operating income	31,924	28,718	23,249

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	22,573	19,912	17,041
Production expenses	1,581	1,250	1,007
Marketing expenses	944	940	842
Exploration expenses, including dry holes and lease impairment	515	552	397
Other operating expenses	161	122	155
General and administrative expenses	614	471	357
Interest expense	256	201	224
Depreciation, depletion and amortization	1,576	1,224	1,025

Total costs and expenses	28,220	24,672	21,048

INCOME BEFORE INCOME TAXES	3,704	4,046	2,201
Provision for income taxes	1,872	2,126	975

NET INCOME	$1,832	$1,920	$1,226

Less preferred stock dividends	—	44	48

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,832	$1,876	$1,178

BASIC NET INCOME PER SHARE	$5.86	$6.75	$4.32
DILUTED NET INCOME PER SHARE	$5.74	$6.08	$3.93
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	319.3	315.7	312.1

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Years Ended
	December 31
	2007	2006	2005
	(Millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,832	$1,920	$1,226
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,576	1,224	1,025
Exploratory dry hole costs	65	241	170
Lease impairment	102	99	78
Pre-tax gain on asset sales	(21)	(369)	(48)
Provision (benefit) for deferred income taxes	(33)	281	(98)
Distributed (undistributed) earnings of HOVENSA L.L.C., net	124	199	(114)
Changes in other operating assets and liabilities:
Increase in accounts receivable	(783)	(179)	(1,042)
Increase in inventories	(254)	(152)	(270)
Increase (decrease) in accounts payable and accrued liabilities	597	(44)	877
Increase (decrease) in taxes payable	134	47	(111)
Changes in other assets and liabilities	168	224	147

Net cash provided by operating activities	3,507	3,491	1,840

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,578)	(3,844)	(2,341)
Proceeds from asset sales	93	444	74
Payments received on notes receivable	61	76	60
Other	(50)	35	(48)

Net cash used in investing activities	(3,474)	(3,289)	(2,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	1,094	320	600
Repayments	(886)	(333)	(650)
Cash dividends paid	(127)	(161)	(159)
Employee stock options exercised	110	40	62

Net cash provided by (used in) financing activities	191	(134)	(147)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	224	68	(562)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	383	315	877

CASH AND CASH EQUIVALENTS AT END OF YEAR	$607	$383	$315

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
	(Millions of dollars; thousands of shares)

PREFERRED STOCK
Balance at January 1	324	$—	13,824	$14	13,827	$14
Conversion of preferred stock to common stock	(40)	—	(13,500)	(14)	(3)	—

Balance at December 31	284	—	324	—	13,824	14

COMMON STOCK
Balance at January 1	315,018	315	279,197	279	275,145	275
Activity related to restricted common stock awards, net	941	1	903	1	948	1
Employee stock options exercised	4,566	5	1,283	1	3,098	3
Conversion of preferred stock to common stock	75	—	33,635	34	6	—

Balance at December 31	320,600	321	315,018	315	279,197	279

CAPITAL IN EXCESS OF PAR VALUE
Balance at January 1		1,689		1,656		1,544
Activity related to restricted common stock awards, net		50		36		37
Employee stock options exercised, including income tax benefits		143		68		75
Conversion of preferred stock to common stock		—		(20)		—
Reclassification resulting from adoption of FAS 123R		—		(51)		—

Balance at December 31		1,882		1,689		1,656

RETAINED EARNINGS
Balance at January 1		7,707		5,946		4,879
Net income		1,832		1,920		1,226
Dividends declared on common stock		(127)		(115)		(111)
Dividends on preferred stock		—		(44)		(48)

Balance at December 31		9,412		7,707		5,946

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at January 1		(1,564)		(1,526)		(1,024)
Net other comprehensive income (loss)		(277)		104		(502)
Cumulative effect of adoption of FAS 158		—		(142)		—

Balance at December 31		(1,841)		(1,564)		(1,526)

DEFERRED COMPENSATION
Balance at January 1		—		(51)		(43)
Change in unearned compensation		—		—		(8)
Reclassification resulting from adoption of FAS 123R		—		51		—

Balance at December 31		—		—		(51)

TOTAL STOCKHOLDERS’ EQUITY at December 31		$9,774		$8,147		$6,318

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	For the Years Ended
	December 31
	2007	2006	2005
	(Millions of dollars)

COMPONENTS OF COMPREHENSIVE INCOME
Net income	$1,832	$1,920	$1,226

Other comprehensive income (loss):
Deferred gains (losses) on cash flow hedges, after tax:
Effect of hedge losses recognized in income	325	345	946
Net change in fair value of cash flow hedges	(659)	(379)	(1,381)
Change in minimum postretirement plan liabilities, after tax	17	90	(33)
Change in foreign currency translation adjustment and other	40	48	(34)

Net other comprehensive income (loss)	(277)	104	(502)

COMPREHENSIVE INCOME	$1,555	$2,024	$724

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business:  Hess Corporation and subsidiaries (the Corporation) engage in the exploration for and the development, production, purchase, transportation and sale of crude oil and natural gas. These activities are conducted principally in Algeria, Australia, Azerbaijan, Brazil, Denmark, Egypt, Equatorial Guinea, Gabon, Ghana, Indonesia, Libya, Malaysia, Norway, Russia, Thailand, the United Kingdom and the United States. In addition, the Corporation manufactures, purchases, transports, trades and markets refined petroleum and other energy products. The Corporation owns 50% of HOVENSA L.L.C. (HOVENSA), a refinery joint venture in the United States Virgin Islands. An additional refining facility, terminals and retail gasoline stations, most of which include convenience stores, are located on the East Coast of the United States.

In preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the income statement. Actual results could differ from those estimates. Among the estimates made by management are oil and gas reserves, asset valuations, depreciable lives, pension liabilities, legal and environmental obligations, asset retirement obligations and income taxes.

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

In its exploration and production activities, the Corporation enters into crude oil purchase and sale transactions with the same counterparty that are entered into in contemplation of one another for the primary purpose of changing location or quality. Similarly, in its marketing activities, the Corporation also enters into refined product purchase and sale transactions with the same counterparty. These arrangements are reported net in sales and other operating revenues in the consolidated statement of income.

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

Inventories:  Inventories are valued at the lower of cost or market. For refined product inventories valued at cost, the Corporation uses principally the last-in, first-out (LIFO) inventory method. For the remaining inventories, cost is generally determined using average actual costs.

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

Asset Retirement Obligations:  The Corporation has material legal obligations to remove and dismantle long lived assets and to restore land or seabed at certain exploration and production locations. The Corporation accounts for asset retirement obligations as required by FAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Under these standards, a liability is recognized for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred. In addition, the fair value of any legally required conditional

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset retirement obligations is recorded if the liability can be reasonably estimated. The Corporation capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived assets.

Impairment of Long-Lived Assets:  The Corporation reviews long-lived assets, including oil and gas properties at a field level, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. If the carrying amounts are not expected to be recovered by undiscounted future cash flows, the assets are impaired and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets generally determined by discounting anticipated future net cash flows. In the case of oil and gas fields, the net present value of future cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes of individual fields and discounted at a rate commensurate with the risks involved. The projected production volumes represent reserves, including probable reserves, expected to be produced based on a stipulated amount of capital expenditures. The production volumes, prices and timing of production are consistent with internal projections and other externally reported information. Oil and gas prices used for determining asset impairments will generally differ from the year-end prices used in the standardized measure of discounted future net cash flows.

Impairment of Equity Investees:  The Corporation reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred. The amount of the impairment is based on quoted market prices, where available, or other valuation techniques.

Impairment of Goodwill:  In accordance with FAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; however, it is tested for impairment annually in the fourth quarter. This impairment test is calculated at the reporting unit level, which is the Exploration and Production operating segment for the Corporation’s goodwill. The Corporation identifies potential impairments by comparing the fair value of the reporting unit to its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the Corporation calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, an impairment would be recorded.

Maintenance and Repairs:  Maintenance and repairs are expensed as incurred, including costs of refinery turnarounds. Capital improvements are recorded as additions in property, plant and equipment.

Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP eliminated the previously acceptable accrue-in-advance method of accounting for planned major maintenance. As required, the Corporation retrospectively applied the provisions of this FSP which resulted in a change of its method of accounting to recognize expenses associated with refinery turnarounds when such costs are incurred. The impact of adopting this FSP increased previously reported 2006 earnings by $4 million ($.01 per diluted share). In addition, previously reported 2005 net income decreased by $16 million ($.05 per diluted share) and retained earnings as of January 1, 2005 increased by approximately $48 million. All prior period amounts in the consolidated financial statements and accompanying notes reflect this retrospective accounting change.

Environmental Expenditures:  The Corporation accrues and expenses environmental costs to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable. The Corporation capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent future adverse impacts to the environment.

Share-Based Compensation:  All share-based compensation is expensed and recognized on a straight-line basis over the vesting period of the awards. Prior to the adoption of FAS No. 123R, Share-Based Payment, on January 1, 2006, the Corporation recorded compensation expense for restricted common stock awards and used the intrinsic value method to account for employee stock options. The Corporation used the modified prospective application method for its adoption of FAS No. 123R, which requires that compensation cost be recorded for

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock, previously awarded unvested stock options outstanding at January 1, 2006 based on the grant date fair-values used for disclosure purposes under previous accounting requirements, and stock options awarded subsequent to January 1, 2006 determined under the provisions of FAS No. 123R.

Income Taxes:  Deferred income taxes are determined using the liability method. The Corporation regularly assesses the realizability of deferred tax assets, based on estimates of future taxable income, the availability of tax planning strategies, the existence of appreciated assets, the available carryforward periods for net operating losses and other factors.

The Corporation adopted the provisions of FASB Interpretation No. 48 (FIN-48) on January 1, 2007. The impact of adoption was not material to the Corporation’s financial position, results of operations or cash flows. A deferred tax asset of $28 million related to an acquired net operating loss carryforward was recorded in accordance with FIN 48 and goodwill was reduced. In addition, effective with its adoption of FIN-48, the Corporation recognizes the financial statement effect of a tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination. The Corporation does not provide for deferred U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. The Corporation classifies interest and penalties associated with uncertain tax positions as income tax expense.

Foreign Currency Translation:  The U.S. dollar is the functional currency (primary currency in which business is conducted) for most foreign operations. Adjustments resulting from translating monetary assets and liabilities that are denominated in a nonfunctional currency into the functional currency are recorded in other income. For operations that do not use the U.S. dollar as the functional currency, adjustments resulting from translating foreign currency assets and liabilities into U.S. dollars are recorded in a separate component of stockholders’ equity titled accumulated other comprehensive income (loss).

Recently Issued Accounting Standard:  In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS No. 157). FAS No. 157 establishes a framework for measuring fair value and requires disclosure of a fair value hierarchy, which applies to financial assets and liabilities measured at fair value under other authoritative accounting pronouncements. The standard also requires additional disclosure about the methods of determining fair value. The Corporation as required, will prospectively adopt the provisions of FAS No. 157 effective January 1, 2008. The Corporation believes that the impact of adopting FAS No. 157 on net income will not be material. In addition, the Corporation expects to record a reduction in the charge reflected in accumulated other comprehensive income relating to the Corporation’s crude oil hedging program of approximately $160 million, after income taxes.

2.	Acquisitions and Divestitures

2007:  In February 2007, the Corporation completed the acquisition of a 28% interest in the Genghis Khan oil and gas development located in the deepwater Gulf of Mexico on Green Canyon Blocks 652 and 608 for $371 million, of which $342 million was allocated to proved and unproved properties and the remainder to wells and equipment. The Genghis Khan development is part of the same geologic structure as the Shenzi development. This transaction was accounted for as an acquisition of assets.

During the second quarter of 2007, the Corporation completed the sale of its interests in the Scott and Telford fields located in the United Kingdom for $93 million and recorded a gain of $21 million ($15 million after income taxes). At the time of sale, these two fields were producing at a combined net rate of 6,500 barrels of oil per day.

2006:  In January 2006, the Corporation, in conjunction with its Oasis Group partners, re-entered its former oil and gas production operations in the Waha concessions in Libya, in which the Corporation holds an 8.16% interest. The re-entry terms included a 25-year extension of the concessions and payments by the Corporation to the Libyan National Oil Corporation of $359 million. This transaction was accounted for as a business combination.

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

3.	Inventories

Inventories at December 31 are as follows:

	2007	2006
	(Millions of dollars)

Crude oil and other charge stocks	$338	$202
Refined products and natural gas	1,577	1,185
Less: LIFO adjustment	(1,029)	(676)

	886	711
Merchandise, materials and supplies	364	294

Total	$1,250	$1,005

The percentage of LIFO inventory to total crude oil, refined products and natural gas inventories was 69% and 66% at December 31, 2007 and 2006, respectively. During 2007 and 2005 the Corporation reduced LIFO inventories, which are carried at lower costs than current inventory costs. The effect of the LIFO inventory liquidations was to decrease cost of products sold by approximately $38 million in 2007 ($24 million after income taxes) and $51 million in 2005 ($32 million after income taxes).

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

The Corporation has an investment in HOVENSA L.L.C., a 50% joint venture with Petroleos de Venezuela, S.A. (PDVSA), which is accounted for using the equity method. HOVENSA owns and operates a refinery in the U.S. Virgin Islands. Summarized financial information for HOVENSA as of December 31 and for the years then ended follows:

	2007	2006	2005
	(Millions of dollars)

Summarized Balance Sheet, at December 31
Cash and cash equivalents	$279	$290	$612
Short-term investments	—	—	263
Other current assets	1,183	943	814
Net fixed assets	2,181	2,123	1,950
Other assets	62	32	39
Current liabilities	(1,459)	(1,013)	(919)
Long-term debt	(356)	(252)	(252)
Deferred liabilities and credits	(75)	(70)	(44)

Partners’ equity	$1,815	$2,053	$2,463

Summarized Income Statement, for the Years Ended December 31
Total revenues	$13,396	$11,788	$10,439
Costs and expenses	(13,039)	(11,381)	(9,694)

Net income	$357	$407	$745

Hess Corporation’s share*	$176	$201	$370

Summarized Cash Flow Statement, for the Years Ended December 31
Net cash provided by (used in):
Operating activities	$654	$484	$1,070
Investing activities	(165)	(10)	(426)
Financing activities	(500)	(796)	(550)

Net increase (decrease) in cash and cash equivalents	$(11)	$(322)	$94

*	Before Virgin Islands income taxes, which were recorded in the Corporation’s income tax provision.

The Corporation received cash distributions from HOVENSA of $300 million, $400 million and $275 million during 2007, 2006 and 2005, respectively. The Corporation’s share of HOVENSA’s undistributed income aggregated $220 million at December 31, 2007.

The Corporation guarantees the payment of up to 50% of the value of HOVENSA’s crude oil purchases from suppliers other than PDVSA. The guarantee amounted to $277 million at December 31, 2007. This amount fluctuates based on the volume of crude oil purchased and the related crude oil prices. In addition, the Corporation has agreed to provide funding up to a current maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

At formation of the joint venture in 1999, PDVSA V.I., a wholly-owned subsidiary of PDVSA, purchased a 50% interest in the fixed assets of the Corporation’s Virgin Islands refinery for $62.5 million in cash and a 10-year note from PDVSA V.I. for $562.5 million bearing interest at 8.46% per annum and requiring principal payments

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over its term. The principal balance of the note, which is due to be fully repaid by February 2009, was $76 million and $137 million at December 31, 2007 and 2006, respectively.

5.	Property, Plant and Equipment

Property, plant and equipment at December 31 consists of the following:

	2007	2006
	(Millions of dollars)

Exploration and Production
Unproved properties	$1,688	$1,231
Proved properties	3,350	3,298
Wells, equipment and related facilities	17,865	15,670

	22,903	20,199
Marketing, Refining and Corporate	1,928	1,781

Total — at cost	24,831	21,980
Less reserves for depreciation, depletion, amortization and lease impairment	10,197	9,672

Property, plant and equipment — net	$14,634	$12,308

In the fourth quarter of 2007 the Corporation recorded asset impairments at two mature fields in the United Kingdom North Sea. The pre-tax amount of this charge was $112 million ($56 million after income taxes) and is reflected in depreciation, depletion and amortization.

The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31, and the changes therein during the respective years:

	2007	2006	2005
	(Millions of dollars)

Beginning balance at January 1	$399	$244	$220
Additions to capitalized exploratory well costs pending the determination of proved reserves	229	299	97
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(20)	(144)	(12)
Capitalized exploratory well costs charged to expense	—	—	(61)

Ending balance at December 31	$608	$399	$244

Number of wells at end of year	30	28	16

The preceding table excludes exploratory dry hole costs of $65 million, $241 million and $109 million in 2007, 2006 and 2005, respectively, which were incurred and subsequently expensed in the same year.

At December 31, 2007, expenditures related to exploratory drilling costs in excess of one year old were capitalized as follows (in millions):

2003	$46
2004	8
2005	17
2006	233

$304

The capitalized well costs in excess of one year relate to 11 projects. Approximately 70% of the costs relates to two projects in the deepwater Gulf of Mexico where appraisal wells were being drilled at December 31, 2007. The

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remainder of the costs relate to projects where appraisal and development activities are ongoing or natural gas sales contracts are being actively pursued.

6.	Asset Retirement Obligations

The following table describes changes to the Corporation’s asset retirement obligations:

	2007	2006
	(Millions of dollars)

Asset retirement obligations at January 1	$882	$564
Liabilities incurred	62	16
Liabilities settled or disposed of	(51)	(60)
Accretion expense	50	44
Revisions	84	282
Foreign currency translation	28	36

Asset retirement obligations at December 31	1,055	882
Less: current obligations	39	58

Long-term obligations at December 31	$1,016	$824

Revisions are primarily attributable to higher service and equipment costs in the oil and gas industry.

7.	Long-Term Debt

Long-term debt at December 31 consists of the following:

	2007	2006
	(Millions of dollars)

Revolving credit facility, weighted average rate 6.3%	$220	$300
Asset-backed credit facility, weighted average rate 5.6%	250	318
Short-term credit facilities, weighted average rate 5.5%	350	—
Fixed rate debentures:
7.4% due 2009	103	103
6.7% due 2011	662	662
7.9% due 2029	694	693
7.3% due 2031	745	745
7.1% due 2033	598	598

Total fixed rate debentures	2,802	2,801
Fixed rate notes, payable principally to insurance companies, weighted average rate 9.1%, due through 2014	126	145
Project lease financing, weighted average rate 5.1%, due through 2014	140	148
Pollution control revenue bonds, weighted average rate 5.9%, due through 2034	53	53
Other loans, weighted average rate 7.7%, due through 2019	39	7

	3,980	3,772
Less: amount included in current maturities	62	27

Total	$3,918	$3,745

The aggregate long-term debt maturing during the next five years is as follows (in millions): 2008 — $62 (included in current liabilities); 2009 — $143; 2010 — $29; 2011 — $698 and 2012 — $845.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Corporation’s fixed rate debentures have a principal amount of $2,816 million ($2,802 million net of unamortized discount). Interest rates on the outstanding fixed rate debentures have a weighted average rate of 7.3%.

The Corporation has a $3.0 billion syndicated revolving credit facility (the facility), which can be used for borrowings and letters of credit, substantially all of which is committed through May 2012. At December 31, 2007, the Corporation has available capacity on the facility of $2,780 million. Current borrowings under the facility bear interest at 0.525% above the London Interbank Offered Rate and a facility fee of 0.125% per annum is payable on the amount of the credit line. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes.

The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its marketing operations, which are sold to a wholly-owned subsidiary. This asset-backed funding arrangement allows the Corporation to borrow up to $800 million subject to sufficient levels of eligible receivables. The credit line matures in October 2008. Borrowings under the asset-backed credit facility represent floating rate debt for which the weighted average interest rate was 5.6% for 2007. At December 31, 2007, total collateralized accounts receivable of $1,336 million are serviced by the Corporation and recorded on its balance sheet but are not available to pay the general obligations of the Corporation before repayment of outstanding borrowings under the asset-backed facility.

At December 31, 2007, the Corporation classified an aggregate of $600 million of borrowings under short-term credit facilities as long term debt, based on the available capacity under the $3.0 billion syndicated revolving credit facility. These borrowings consist of $300 million under a short-term committed facility, $250 million under the asset-backed credit facility and $50 million under uncommitted lines at December 31, 2007.

The Corporation’s long-term debt agreements contain a financial covenant that restricts the amount of total borrowings and secured debt. At December 31, 2007, the Corporation is permitted to borrow up to an additional $12.3 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $2.6 billion of secured debt at December 31, 2007.

The total amount of interest paid (net of amounts capitalized), principally on short-term and long-term debt, was $257 million, $200 million and $245 million in 2007, 2006 and 2005, respectively. The Corporation capitalized interest of $50 million, $100 million and $80 million in 2007, 2006 and 2005, respectively. In 2005, the Corporation recorded charges of $39 million ($26 million after income taxes) for premiums on bond repurchases, which are reflected in other income in the income statement.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Share-Based Compensation

The Corporation awards restricted common stock and stock options under its Amended and Restated 1995 Long-Term Incentive Plan. Generally, stock options vest in one to three years from the date of grant, have a 10-year option life, and the exercise price equals or exceeds the market price on the date of grant. Outstanding restricted common stock generally vests in three years from the date of grant.

Share-based compensation expense consists of the following:

	Before Taxes		After Taxes
	2007	2006	2007	2006
	(Millions of dollars)

Stock options	$36	$30	$23	$19
Restricted stock	51	38	31	23

Total	$87	$68	$54	$42

Total pre-tax compensation expense for restricted common stock was $28 million in 2005. The following pro forma financial information for the year ended December 31, 2005 presents the effect on net income and earnings per share as if the Corporation commenced expensing of stock options on January 1, 2005 instead of on January 1, 2006 (millions of dollars, except per share data).

Net income	$1,226
Add: stock-based employee compensation expense included in net income, net of taxes	18
Less: total stock-based employee compensation expense determined using the fair value method, net of taxes	(37)

Pro forma net income	$1,207

Net income per share as reported
Basic	$4.32
Diluted	3.93
Pro forma net income per share
Basic	$4.25
Diluted	3.87

Based on restricted stock and stock option awards outstanding at December 31, 2007, unearned compensation expense, before income taxes, will be recognized in future years as follows (in millions): 2008 — $68, 2009 — $39 and 2010 — $5.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation’s stock option and restricted stock activity consisted of the following:

	Stock Options		Restricted Stock
		Weighted-	Shares of	Weighted-
		Average	Restricted	Average
		Exercise Price	Common	Price on Date
	Options	per Share	Stock	of Grant
	(Thousands)		(Thousands)

Outstanding at January 1, 2005	11,361	$21.00	4,404	$19.52
Granted	3,282	30.91	1,121	30.79
Exercised	(3,099)	19.96	—	—
Vested	—	—	(989)	19.89
Forfeited	(93)	24.85	(173)	19.67

Outstanding at December 31, 2005	11,451	24.09	4,363	22.32
Granted	2,853	49.46	984	50.40
Exercised	(1,283)	22.96	—	—
Vested	—	—	(237)	22.78
Forfeited	(98)	40.07	(66)	30.24

Outstanding at December 31, 2006	12,923	29.68	5,044	27.68
Granted	3,066	53.82	1,032	53.92
Exercised	(4,566)	24.07	—	—
Vested	—	—	(1,184)	24.53
Forfeited	(131)	46.41	(91)	36.40

Outstanding at December 31, 2007	11,292	38.31	4,801	33.93

Exercisable at December 31, 2005	8,181	$21.36
Exercisable at December 31, 2006	6,832	22.08
Exercisable at December 31, 2007	5,408	27.34

The table below summarizes information regarding the outstanding and exercisable stock options as of December 31, 2007:

		Outstanding Options		Exercisable Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise Price		Exercise Price
Exercise Prices	Options	Life	per Share	Options	per Share
	(Thousands)	(Years)		(Thousands)

$10.00 – $25.00	3,438	5	$21.27	3,438	$21.27
$25.01 – $50.00	4,785	8	40.60	1,957	37.83
$50.01 – $75.00	3,069	9	53.83	13	53.58

	11,292	7	38.31	5,408	27.34

The intrinsic value (or the amount by which the market price of the Corporation’s Common Stock exceeds the exercise price of an option) for outstanding options and exercisable options at December 31, 2007 was $706 million and $398 million, respectively. At December 31, 2007, assuming forfeitures of 2% per year, the number of

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding options that are expected to vest is 11,100,000 shares with a weighted average exercise price of $38.12 per share. At December 31, 2007 the weighted average remaining term of exercisable options was 6 years.

The Corporation uses the Black-Scholes model to estimate the fair value of employee stock options. The following weighted average assumptions were utilized for stock options awarded:

	2007	2006	2005

Risk free interest rate	4.70%	4.50%	3.90%
Stock price volatility	.316	.321	.300
Dividend yield	.75%	.80%	1.30%
Expected term in years	5	5	7
Weighted average fair value per option granted	$18.07	$16.50	$10.51

The assumption above for the risk free interest rate is based on the expected terms of the options and is obtained from published sources. The stock price volatility is determined from historical experience using the same period as the expected terms of the options. The expected stock option term is based on historical exercise patterns and the expected future holding period.

At December 31, 2007, the number of common shares reserved for issuance under the 1995 Long-Term Incentive Plan is as follows (in thousands):

Total common shares reserved for issuance	19,113
Less: stock options outstanding	11,292

Available for future awards of restricted stock and stock options	7,821

9.	Foreign Currency Translation

Foreign currency gains (losses) before income taxes amounted to $17 million in 2007, $21 million in 2006 and $(5) million in 2005. The balances in accumulated other comprehensive income (loss) related to foreign currency translation were reductions in stockholders’ equity of $3 million at December 31, 2007 and $61 million at December 31, 2006.

10.	Retirement Plans

The Corporation has funded noncontributory defined benefit pension plans for a significant portion of its employees. In addition, the Corporation has an unfunded supplemental pension plan covering certain employees. The unfunded supplemental pension plan provides for incremental pension payments from the Corporation so that total pension payments equal amounts that would have been payable from the Corporation’s principal pension plans, were it not for limitations imposed by income tax regulations. The plans provide defined benefits based on years of service and final average salary. Additionally, the Corporation maintains an unfunded postretirement medical plan that provides health benefits to certain qualified retirees from ages 55 through 65. The Corporation uses December 31 as the measurement date for all of these retirement plans.

Effective December 31, 2006, the Corporation prospectively adopted FAS No. 158, Employer’s Accounting For Defined Benefit Pension and Other Postretirement Plans (FAS No. 158), which required recognition on the balance sheet of the underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. The benefit obligation is defined as the projected benefit obligation for pension plans and the accumulated postretirement obligation for postretirement medical plans. The Corporation recognizes on the balance sheet all changes in the funded status of its defined benefit postretirement plans in the year in which such changes occur. As a result of adopting FAS 158, the Corporation recorded an after-

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax decrease in year-end 2006 stockholders’ equity of $142 million ($225 million before-tax) by increasing accumulated other comprehensive income (loss).

The following table reconciles the benefit obligation and the fair value of plan assets and shows the funded status of the pension and postretirement medical plans:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2007	2006	2007	2006	2007	2006
	(Millions of dollars)

Change in benefit obligation
Balance at January 1	$1,098	$1,030	$114	$105	$89	$73
Service cost	36	31	5	4	3	3
Interest cost	65	57	8	6	4	5
Actuarial (gain) loss	(26)	16	30	4	(5)	11
Benefit payments	(37)	(36)	(10)	(5)	(5)	(3)

Balance at December 31	1,136	1,098	147	114	86	89

Change in fair value of plan assets
Balance at January 1	961	826	—	—	—	—
Actual return on plan assets	74	126	—	—	—	—
Employer contributions	77	45	10	5	5	3
Benefit payments	(37)	(36)	(10)	(5)	(5)	(3)

Balance at December 31	1,075	961	—	—	—	—

Funded status (plan assets less than benefit obligations) at December 31	(61)	(137)	(147)*	(114)*	(86)	(89)
Unrecognized net actuarial gain (loss)	162	205	75	51	27	34
Unrecognized prior service cost	—	—	2	3	(1)	(2)

Net amount recognized	$101	$68	$(70)	$(60)	$(60)	$(57)

*	The trust established by the Corporation to fund the supplemental plan held assets valued at $88 million at December 31, 2007 and $76 million at December 31, 2006.

Amounts recognized in the consolidated balance sheet at December 31 consist of the following:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2007	2006	2007	2006	2007	2006
	(Millions of dollars)

Accrued benefit liability	$(61)	$(137)	$(147)	$(114)	$(86)	$(89)
Accumulated other comprehensive income (loss)*	162	205	77	54	26	32

Net amount recognized	$101	$68	$(70)	$(60)	$(60)	$(57)

*	The amount included in accumulated other comprehensive income (loss) after income taxes was $166 million at December 31, 2007 and $183 million at December 31, 2006.

The accumulated benefit obligation for the funded defined benefit pension plans was $1,019 million at December 31, 2007 and $996 million at December 31, 2006. The accumulated benefit obligation for the unfunded defined benefit pension plan was $120 million at December 31, 2007 and $96 million at December 31, 2006.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost for funded and unfunded pension plans and the postretirement medical plan consisted of the following:

	Pension Plans			Postretirement Medical Plan
	2007	2006	2005	2007	2006	2005
	(Millions of dollars)

Service cost	$41	$34	$30	$3	$3	$3
Interest cost	73	63	58	4	5	4
Expected return on plan assets	(74)	(63)	(56)	—	—	—
Amortization of prior service cost	1	1	2	(1)	(1)	(1)
Amortization of net loss	22	30	24	—	—	—
Settlement loss	—	—	—	2	3	1

Net periodic benefit cost	$63	$65	$58	$8	$10	$7

Prior service costs and actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active employees.

The Corporation’s 2008 pension and postretirement medical expense is estimated to be approximately $65 million, of which approximately $15 million relates to the amortization of estimated actuarial losses.

The weighted-average actuarial assumptions used by the Corporation’s funded and unfunded pension plans were as follows:

	2007	2006	2005

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.3%	5.8%	5.5%
Rate of compensation increase	4.4	4.4	4.3
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	5.8	5.5	5.8
Expected return on plan assets	7.5	7.5	7.5
Rate of compensation increase	4.4	4.3	4.5

The actuarial assumptions used by the Corporation’s postretirement health benefit plan were as follows:

	2007	2006	2005

Assumptions used to determine benefit obligations at December 31
Discount rate	6.3%	5.8%	5.5%
Initial health care trend rate	9.0%	8.0%	9.0%
Ultimate trend rate	4.5%	4.5%	4.5%
Year in which ultimate trend rate is reached	2013	2011	2011

The assumptions used to determine net periodic benefit cost for each year were established at the end of each previous year while the assumptions used to determine benefit obligations were established at each year-end. The net periodic benefit cost and the actuarial present value of benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The discount rate is developed based on a portfolio of high-quality, fixed-income debt instruments with maturities that approximate the expected payment of plan obligations. The overall

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected return on plan assets is developed from the expected future returns for each asset category, weighted by the target allocation of pension assets to that asset category.

The Corporation’s investment strategy is to maximize returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes. Asset classes and target allocations are determined by the Company’s investment committee and include domestic and foreign equities, fixed income securities, and other investments, including hedge funds, real estate and private equity. Investment managers are prohibited from investing in securities issued by the Corporation unless indirectly held as part of an index strategy. The majority of plan assets are highly liquid, providing ample liquidity for benefit payment requirements.

The Corporation’s funded pension plan assets by asset category are as follows:

		At
	Target	December 31
Asset Category	Allocation	2007	2006

Equity securities	50%	57%	61%
Debt securities	25	29	34
Other investments	25	14	5

Total	100%	100%	100%

Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.

The Corporation has budgeted contributions of approximately $75 million to its funded pension plans in 2008. The Corporation also has budgeted contributions of approximately $25 million to the trust established for the unfunded plan.

Estimated future benefit payments for the funded and unfunded pension plans and the postretirement health benefit plan, which reflect expected future service, are as follows:

(Millions of dollars)

2008	$54
2009	60
2010	69
2011	92
2012	77
Years 2013 to 2017	474

The Corporation also contributes to several defined contribution plans for eligible employees. Employees may contribute a portion of their compensation to the plans and the Corporation matches a portion of the employee contributions. The Corporation recorded expense of $19 million in 2007, $16 million in 2006 and $14 million in 2005 for contributions to these plans.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The provision for (benefit from) income taxes consisted of:

	2007		2006	2005
	(Millions of dollars)

United States Federal
Current	$2		$4	$50
Deferred	62		96	(321)
State	(149)		19	(14)

	(85	)(a)	119	(285)

Foreign
Current	1,898		1,836	1,047
Deferred	64		142	218

	1,962		1,978	1,265

Adjustment of deferred tax liability for foreign income tax rate change	(5)		29	(5)

Total provision for income taxes	$1,872		$2,126	$975

(a)	Includes a provision for an increase in the valuation allowance for foreign tax credit carryforwards of $81 million and a benefit from a decrease in the valuation allowance for state net operating loss carryforwards of $96 million.

Income (loss) before income taxes consisted of the following:

	2007	2006	2005
	(Millions of dollars)

United States(a)	$(228)	$406	$(960)
Foreign(b)	3,932	3,640	3,161

Total income before income taxes	$3,704	$4,046	$2,201

(a)	Includes substantially all of the Corporation’s interest expense and the results of hedging activities.

(b)	Foreign income includes the Corporation’s Virgin Islands and other operations located outside of the United States.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their recorded amounts in the financial statements. A summary of the components of deferred tax liabilities and assets at December 31 follows:

	2007	2006
	(Millions of dollars)

Deferred tax liabilities
Fixed assets and investments	$3,048	$2,886
Other	70	187

Total deferred tax liabilities	3,118	3,073

Deferred tax assets
Net operating loss carryforwards	1,884	1,470
Accrued liabilities	390	350
Asset retirement obligations	430	390
Tax credit carryforwards	285	182
Other	48	260

Total deferred tax assets	3,037	2,652
Valuation allowance	(224)	(164)

Net deferred tax assets	2,813	2,488

Net deferred tax assets (liabilities)	$(305)	$(585)

At December 31, 2007, the Corporation has net operating loss carryforwards in the United States of approximately $4.3 billion, substantially all of which expire in 2022 through 2027. At December 31, 2007, the Corporation has alternative minimum tax credit carryforwards of approximately $94 million, which can be carried forward indefinitely. The Corporation also has approximately $42 million of general business credits, substantially all of which expire between 2012 and 2025.

In the consolidated balance sheet at December 31 deferred tax assets and liabilities from the preceding table are netted by taxing jurisdiction and are recorded in the following captions:

	2007	2006
	(Millions of dollars)

Other current assets	$211	$152
Deferred income taxes (long-term asset)	1,873	1,430
Accrued liabilities	(27)	(51)
Deferred income taxes (long-term liability)	(2,362)	(2,116)

Net deferred tax assets (liabilities)	$(305)	$(585)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the Corporation’s effective income tax rate and the United States statutory rate is reconciled below:

	2007	2006	2005

United States statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	15.6	17.5	7.5
State income taxes, net of Federal income tax	(2.6)	0.3	(0.4)
Tax on repatriation	—	—	3.3
Other	2.5	(0.3)	(1.1)

Total	50.5%	52.5%	44.3%

The effective income tax rate is impacted by the amount of income before income taxes earned within the various taxing jurisdictions in which the Corporation operates. Additionally, the increase in the 2006 effective income tax rate was primarily due to taxes on Libyan operations and the increase in the supplementary tax on petroleum operations in the United Kingdom from 10% to 20%. As a result of the increase in the United Kingdom supplementary tax on petroleum operations, the Corporation recorded a $45 million adjustment to its United Kingdom deferred tax liability in 2006.

The American Jobs Creation Act (the Act) provided for a one-time reduction in the income tax rate to 5.25% on the remittance of eligible dividends from foreign subsidiaries to a U.S. parent. During 2005, the Corporation repatriated $1.9 billion of foreign dividends under the Act and recorded a related income tax provision of approximately $72 million.

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits (millions of dollars):

Balance at January 1, 2007	$142
Additions based on tax positions taken in the current year	38
Additions based on tax positions of prior years	5
Reductions due to settlements with taxing authorities	(20)

Balance at December 31, 2007	$165

At December 31, 2007, the unrecognized tax benefits include $92 million which, if recognized, would affect the Corporation’s effective income tax rate. Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $18 million due to settlements with taxing authorities.

The Corporation has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are expected to be indefinitely reinvested in foreign operations. The Corporation had undistributed earnings from foreign subsidiaries of approximately $6.7 billion at December 31, 2007. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of approximately $2.3 billion would be required, excluding the potential use of foreign tax credits in the United States.

The Corporation and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. The Corporation is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2002.

Income taxes paid (net of refunds) in 2007, 2006 and 2005 amounted to $1,826 million, $1,799 million and $1,139 million, respectively. Approximately $2 million of interest and penalties were accrued during the year. As of December 31, 2007, the Corporation had approximately $9 million of accrued interest and penalties.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity and Net Income Per Share

The weighted average number of common shares used in the basic and diluted earnings per share computations for each year is summarized below:

	2007	2006	2005
	(Thousands of shares)

Common shares — basic	312,736	278,100	272,700
Effect of dilutive securities
Restricted common stock	3,066	2,776	2,651
Stock options	2,925	3,135	2,507
Convertible preferred stock	585	31,656	34,247

Common shares — diluted	319,312	315,667	312,105

The table above excludes the effect of out-of-the-money options on 715,000 shares, 2,080,000 shares and 61,000 shares in 2007, 2006 and 2005, respectively.

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

On December 1, 2006, all of the Corporation’s 13,500,000 outstanding shares of 7% cumulative mandatory convertible preferred shares were converted into common stock at a conversion rate of 2.4915 shares of common stock for each preferred share. The Corporation issued 33,635,191 shares of common stock for the conversion of its 7% cumulative mandatory convertible preferred shares. Fractional shares were settled by cash payments.

13.	Leased Assets

The Corporation and certain of its subsidiaries lease gasoline stations, drilling rigs, tankers, office space and other assets for varying periods under leases accounted for as operating leases. Certain operating leases provide an option to purchase the related property at fixed prices. At December 31, 2007, future minimum rental payments applicable to noncancelable operating leases with remaining terms of one year or more (other than oil and gas property leases) are as follows:

(Millions of dollars)

2008	$382
2009	425
2010	424
2011	295
2012	293
Remaining years	1,414

Total minimum lease payments	3,233
Less: Income from subleases	81

Net minimum lease payments	$3,152

During 2007, the Corporation entered into a lease agreement for a new drillship and related support services for use in its global deepwater exploration and development activities beginning in the middle of 2009. The total payments under this five year contract will approximate $950 million.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating lease expenses for drilling rigs used to drill development wells and successful exploration wells are capitalized.

Rental expense was as follows:

	2007	2006	2005
	(Millions of dollars)

Total rental expense	$266	$198	$201
Less: Income from subleases	13	15	14

Net rental expense	$253	$183	$187

The Corporation accrued $30 million in 2006 for vacated leased office space in the United Kingdom. The related expenses are reflected principally in general and administrative expense in the income statement. The accrual balance was $31 million at December 31, 2007 and $49 million at December 31, 2006. Payments were $15 million in 2007 and $12 million in 2006.

14.	Financial Instruments, Non-trading and Trading Activities

Non-trading:  The Corporation uses futures, forwards, options and swaps, individually or in combination to mitigate its exposure to fluctuations in the prices of crude oil, natural gas, refined products and electricity and changes in foreign currency exchange rates. Hedging activities decreased Exploration and Production revenues by $399 million in 2007, $449 million in 2006 and $1,582 million in 2005. The amount of hedge ineffectiveness gains (losses) reflected in revenue in 2007, 2006 and 2005 was $6 million, $(5) million and $(17) million, respectively.

The Corporation’s crude oil hedging activities included the use of commodity futures and swap contracts. At December 31, 2007, the Corporation’s outstanding hedge positions were as follows:

	Brent Crude Oil
	Average	Thousands of
Maturity	Selling Price	Barrels per Day

2008	$25.56	24
2009	25.54	24
2010	25.78	24
2011	26.37	24
2012	26.90	24

The Corporation had no WTI crude oil or natural gas hedges at year-end 2007. The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures and swaps to manage the underlying risk in its marketing activities.

At December 31, 2007, net after tax deferred losses in accumulated other comprehensive income (loss) from the Corporation’s hedging contracts were $1,672 million ($2,629 million before income taxes). At December 31, 2006, net after-tax deferred losses were $1,338 million ($2,101 million before income taxes). The pre-tax amount of all deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

Commodity Trading:  The Corporation, principally through a consolidated partnership, trades energy commodities, securities and derivatives including futures, forwards, options and swaps, based on expectations of future market conditions. The Corporation’s income before income taxes from trading activities, including its share of the earnings of the trading partnership amounted to $49 million in 2007, $83 million in 2006 and $60 million in 2005.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financial Instruments:  The Corporation has $977 million of notional value foreign currency forward contracts maturing through 2008, ($729 million at December 31, 2006). Notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts. The fair value of the foreign currency forward contracts recorded by the Corporation was a payable of $1 million at December 31, 2007 and a receivable of $51 million at December 31, 2006.

The Corporation has $3,039 million in letters of credit outstanding at December 31, 2007 ($3,479 million at December 31, 2006). Of the total letters of credit outstanding at December 31, 2007, $61 million relates to contingent liabilities and the remaining $2,978 million relates to liabilities recorded on the balance sheet.

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

The following table presents the fair values at December 31 of financial instruments and derivatives used in non-trading and trading activities:

	2007	2006
	(Millions of dollars, asset (liability))

Futures and forwards
Assets	$431	$632
Liabilities	(215)	(273)
Options
Held	508	252
Written	(277)	(265)
Swaps
Assets	473	620
Liabilities (including hedging contracts)	(3,377)	(2,711)

The carrying amounts of the Corporation’s financial instruments and derivatives, including those used in the Corporation’s non-trading and trading activities, generally approximate their fair values at December 31, 2007 and 2006, except fixed rate long-term debt which had a carrying value of $3,124 million and a fair value of $3,407 million at December 31, 2007 and a carrying value of $3,149 million and a fair value of $3,482 million at December 31, 2006.

The Corporation offsets cash collateral received or paid against the fair value of its derivative instruments executed with the same counterparty. At December 31, 2007 and 2006, the Corporation is holding cash collateral from counterparties in non-trading and trading activities of $393 million and $676 million, respectively. The Corporation has posted cash collateral to counterparties at December 31, 2007 and 2006 of $380 million and $112 million, respectively.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Guarantees and Contingencies

The Corporation’s guarantees include $277 million of HOVENSA’s crude oil purchases and $15 million of HOVENSA’s senior debt obligations. In addition, the Corporation has $61 million in letters of credit for which it is contingently liable. As a result, the maximum potential amount of future payments that the Corporation could be required to make under its guarantees at December 31, 2007 and 2006 is $353 million. The Corporation also has a contingent purchase obligation expiring in April 2010, to acquire the remaining interest in WilcoHess, a retail gasoline station joint venture. As of December 31, 2007, the estimated value of the purchase obligation is approximately $150 million.

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

The Corporation, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of substantially identical lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produce gasoline containing MTBE, including the Corporation. These cases have been consolidated in the Southern District of New York and, as of the end of 2007, the Corporation is named as a defendant in 51 of approximately 80 cases pending. The principal allegation in all cases is that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. The damages claimed in these actions are substantial and in some cases, punitive damages are also sought. In April 2005, the District Court denied the primary legal aspects of the defendants’ motion to dismiss these actions. As a result of Court-ordered mediation, the Corporation anticipates that settlement will be reached in a number of the pending cases, the number and terms of which are currently being negotiated and are subject to a confidentiality agreement. In the fourth quarter 2007, the Corporation recorded a pre-tax charge of $40 million related to MTBE litigation.

Over the last several years, many refiners have entered into consent agreements to resolve assertions by the United States Environmental Protection Agency (EPA) that refining facilities were modified or expanded without complying with New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations that impose emissions control requirements. These consent agreements, which arise out of an EPA enforcement initiative focusing on petroleum refiners and utilities, have typically imposed substantial civil fines and penalties and required significant capital expenditures to install emissions control equipment over a three to eight year time period. The penalties assessed and the capital expenditures required vary considerably between refineries. The EPA initially contacted the Corporation and HOVENSA regarding the petroleum refinery initiative in August 2003 and the Corporation and HOVENSA expect to have further discussions with EPA regarding the initiative. While it is reasonably possible additional capital expenditures and operating expenses may be incurred in the future, the amounts cannot be estimated at this time. The amount of penalties, if any, is not expected to be material to the financial position or results of operations of the Corporation.

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

The following table presents financial data by operating segment for each of the three years ended December 31, 2007:

	Exploration	Marketing	Corporate
	and Production	and Refining	and Interest	Consolidated(a)
	(Millions of dollars)
2007
Operating revenues
Total operating revenues(b)	$7,933	$23,913	$2
Less: Transfers between affiliates	201	—	—

Operating revenues from unaffiliated customers	$7,732	$23,913	$2	$31,647

Net income (loss)	$1,842	$300	$(310)	$1,832

Equity in income of HOVENSA L.L.C.	$—	$176	$—	$176
Interest expense	—	—	256	256
Depreciation, depletion and amortization	1,503	68	5	1,576
Provision (benefit) for income taxes	1,865	181	(174)	1,872
Investments in affiliates	57	1,060	—	1,117
Identifiable assets	17,008	6,667	2,456	26,131
Capital employed(c)	11,274	2,979	(499)	13,754
Capital expenditures	3,438	118	22	3,578

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Exploration	Marketing	Corporate
	and Production	and Refining	and Interest	Consolidated(a)
	(Millions of dollars)

2006
Operating revenues
Total operating revenues(b)	$6,860	$21,480	$2
Less: Transfers between affiliates	275	—	—

Operating revenues from unaffiliated customers	$6,585	$21,480	$2	$28,067

Net income (loss)	$1,763	$394	$(237)	$1,920

Equity in income of HOVENSA L.L.C.	$—	$201	$—	$201
Interest expense	—	—	201	201
Depreciation, depletion and amortization	1,159	61	4	1,224
Provision (benefit) for income taxes	2,019	226	(119)	2,126
Investments in affiliates	57	1,186	—	1,243
Identifiable assets	14,397	6,228	1,817	22,442
Capital employed(c)	9,397	2,955	(433)	11,919
Capital expenditures	3,675	158	11	3,844

2005
Operating revenues
Total operating revenues(b)	$4,428	$18,673	$2
Less: Transfers between affiliates	356	—	—

Operating revenues from unaffiliated customers	$4,072	$18,673	$2	$22,747

Net income (loss)	$1,058	$499	$(331)	$1,226

Equity in income of HOVENSA L.L.C.	$—	$370	$—	$370
Interest expense	—	—	224	224
Depreciation, depletion and amortization	965	58	2	1,025
Provision (benefit) for income taxes	737	289	(51)	975
Investments in affiliates	43	1,391	—	1,434
Identifiable assets	10,961	6,380	1,817	19,158
Capital employed(c)	7,832	3,106	(835)	10,103
Capital expenditures	2,235	101	5	2,341

(a)	After elimination of transactions between affiliates, which are valued at approximate market prices.

(b)	Sales and operating revenues are reported net of excise and similar taxes in the consolidated statement of income, which amounted to approximately $2,000 million in 2007 and $1,900 million in both 2006 and 2005.

(c)	Calculated as equity plus debt.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by major geographic area for each of the three years ended December 31, 2007:

				Asia and
	United States	Europe	Africa	Other	Consolidated
	(Millions of dollars)

2007
Operating revenues	$25,450	$2,647	$2,443	$1,107	$31,647
Property, plant and equipment (net)	3,611	3,749	4,599	2,675	14,634
2006
Operating revenues	$22,599	$3,108	$1,677	$683	$28,067
Property, plant and equipment (net)	2,402	3,255	4,495	2,156	12,308
2005
Operating revenues	$19,496	$2,016	$827	$408	$22,747
Property, plant and equipment (net)	1,836	3,080	2,791	1,805	9,512

17.	Related Party Transactions

Related party transactions for the year-ended December 31:

	2007	2006	2005
	(Millions of dollars)

Purchases of petroleum products:
HOVENSA*	$5,238	$4,694	$3,991
Sales of petroleum products and crude oil:
WilcoHess	2,014	1,664	1,244
HOVENSA	213	179	98

*	The Corporation has agreed to purchase 50% of HOVENSA’s production of refined products at market prices, after sales by HOVENSA to unaffiliated parties.

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

The Corporation produces crude oil, natural gas liquids and/or natural gas principally in Algeria, Azerbaijan, Denmark, Equatorial Guinea, Gabon, Indonesia, Libya, Malaysia, Norway, Russia, Thailand, the United Kingdom and the United States. Exploration activities are also conducted, or are planned, in additional countries.

Costs Incurred in Oil and Gas Producing Activities

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other
		(Millions of dollars)
2007
Property acquisitions
Unproved	$325	$316	$—	$1	$8
Proved*	137	137	—	—	—
Exploration	719	421	65	77	156
Production and development capital expenditures**	2,751	690	764	698	599

2006
Property acquisitions
Unproved	$607	$86	$32	$483	$6
Proved*	314	—	8	306	—
Exploration	802	544	92	57	109
Production and development capital expenditures**	2,462	329	644	1,080	409

2005
Property acquisitions
Unproved	$193	$14	$173	$6	$—
Proved*	215	—	215	—	—
Exploration	378	197	60	43	78
Production and development capital expenditures**	1,668	162	522	857	127

*	Includes wells, equipment and facilities acquired with proved reserves.

**	Also includes $146 million, $298 million and $70 million in 2007, 2006 and 2005, respectively, related to the accruals for asset retirement obligations.

Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31
	2007	2006
	(Millions of dollars)
Unproved properties	$1,688	$1,231
Proved properties	3,350	3,298
Wells, equipment and related facilities	17,865	15,670

Total costs	22,903	20,199
Less: Reserve for depreciation, depletion, amortization and lease impairment	9,373	8,910

Net capitalized costs	$13,530	$11,289

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non-oil and gas producing activities, primarily gains on sales of oil and gas properties, interest expense and gains and losses resulting from foreign exchange transactions. Therefore, these results are on a different basis than the net income from Exploration and Production operations reported in management’s discussion and analysis of results of operations and in Note 16, “Segment Information,” in the notes to the financial statements.

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2007
Sales and other operating revenues
Unaffiliated customers	$7,297	$1,010	$2,670	$2,609	$1,008
Inter-company	201	201	—	—	—

Total revenues	7,498	1,211	2,670	2,609	1,008

Costs and expenses
Production expenses, including related taxes	1,581	280	723	381	197
Exploration expenses, including dry holes and lease impairment	515	302	43	90	80
General, administrative and other expenses	257	130	73	17	37
Depreciation, depletion, amortization*	1,503	187	548	593	175

Total costs and expenses	3,856	899	1,387	1,081	489

Results of operations before income taxes	3,642	312	1,283	1,528	519
Provision for income taxes	1,817	121	661	911	124

Results of operations	$1,825	$191	$622	$617	$395

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2006
Sales and other operating revenues
Unaffiliated customers	$6,249	$957	$3,052	$1,637	$603
Inter-company	275	275	—	—	—

Total revenues	6,524	1,232	3,052	1,637	603

Costs and expenses
Production expenses, including related taxes	1,250	221	631	284	114
Exploration expenses, including dry holes and lease impairment	552	353	39	117	43
General, administrative and other expenses**	209	95	74	15	25
Depreciation, depletion and amortization	1,159	127	490	401	141

Total costs and expenses	3,170	796	1,234	817	323

Results of operations before income taxes	3,354	436	1,818	820	280
Provision for income taxes	1,870	161	1,009	609	91

Results of operations	$1,484	$275	$809	$211	$189

2005
Sales and other operating revenues
Unaffiliated customers	$3,854	$741	$2,004	$769	$340
Inter-company	356	356	—	—	—

Total revenues	4,210	1,097	2,004	769	340

Costs and expenses
Production expenses, including related taxes***	1,007	253	478	198	78
Exploration expenses, including dry holes and lease impairment	397	233	26	97	41
General, administrative and other expenses	140	74	39	11	16
Depreciation, depletion and amortization	965	145	408	301	111

Total costs and expenses	2,509	705	951	607	246

Results of operations before income taxes	1,701	392	1,053	162	94
Provision for income taxes	709	141	500	29	39

Results of operations	$992	$251	$553	$133	$55

*	Includes asset impairment charges of $112 million ($56 million after income taxes).

**	Includes accrued costs for vacated office space of approximately $30 million ($18 million after income taxes).

***	Includes $40 million ($26 million after income taxes) of Gulf of Mexico hurricane related costs.

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

The oil and gas reserve estimates reported below are determined independently by the consulting firm of DeGolyer and MacNaughton (D&M) and are consistent with internal estimates. The Corporation provided D&M with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination. The Corporation’s and D&M’s technical staffs met to review and discuss the information provided. Senior management and the Board of Directors reviewed the final reserve estimates issued by D&M.

	Crude Oil, Condensate and Natural Gas Liquids					Natural Gas
									Africa,
	United			Asia and		United			Asia and
	States	Europe	Africa	Other	Total	States		Europe	Other	Total
	(Millions of barrels)					(Millions of mcf)
Net Proved Developed and Undeveloped Reserves
At January 1, 2005	124	282	174	66	646 (c)	300	(d)	751	1,349	2,400
Revisions of previous estimates(a)	16	23	4	(10)	33	21		70	(99)	(8)
Extensions, discoveries and other additions	3	2	11	2	18	13		2	190	205
Improved recovery	1	—	—	—	1	—		—	—	—
Purchases of minerals in place	—	87	—	—	87	1		—	22	23
Sales of minerals in place	—	(4)	—	—	(4)	—		—	—	—
Production	(20)	(42)	(24)	(3)	(89)	(53)		(108)	(53)	(214)

At December 31, 2005	124	348	165	55	692 (c)	282	(d)	715	1,409	2,406

Revisions of previous estimates(a)	7	21	39	(3)	64	2		63	45	110
Extensions, discoveries and other additions	45	11	6	2	64	32		11	168	211
Improved recovery	—	—	4	—	4	—		—	—	—
Purchases of minerals in place	—	2	121	—	123	—		—	15	15
Sales of minerals in place	(21)	—	—	—	(21)	(37)		—	—	(37)
Production	(17)	(42)	(31)	(4)	(94)	(43)		(112)	(84)	(239)

At December 31, 2006	138	340	304	50	832 (c)	236	(d)	677	1,553	2,466

Revisions of previous estimates(a)	37	17	17	1	72	32		73	143	248
Extensions, discoveries and other additions	17	14	6	23	60	26		11	148	185
Improved recovery	22	—	—	—	22	13		—	—	13
Purchases of minerals in place	5	—	—	—	5	1		—	—	1
Sales of minerals in place	—	(6)	—	—	(6)	—		(4)	—	(4)
Production	(15)	(36)	(42)	(7)	(100)	(38)		(101)	(102)	(241)

At December 31, 2007(b)	204	329	285	67	885 (c)	270	(d)	656	1,742	2,668

Net Proved Developed Reserves
At January 1, 2005	110	234	80	12	436	260		528	471	1,259
At December 31, 2005	108	233	67	13	421	251		559	496	1,306
At December 31, 2006	90	223	194	19	526	195		517	585	1,297
At December 31, 2007	101	201	201	15	518	199		519	654	1,372

(a)	Includes the impact of changes in selling prices on production sharing contracts with cost recovery provisions and stipulated rates of return. In 2007 revisions included reductions of approximately 29 million barrels of crude oil and 104 million mcf of natural gas, relating to higher selling prices. In 2006 this amount was immaterial for both oil and natural gas. In 2005 revisions included reductions of approximately 23 million barrels of crude oil and 63 million mcf of natural gas, relating to higher selling prices.

(b)	Includes 25% of crude oil reserves and 57% of natural gas reserves held under production sharing contracts. These reserves are located outside of the United States and are subject to different political and economic risks.

(c)	Includes 20 million barrels in 2007 and 23 million barrels in 2006 and 2005 of crude oil reserves relating to minority interest owners of corporate joint ventures.

(d)	Excludes approximately 400 million mcf of carbon dioxide gas for sale or use in company operations.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Future net cash flows are calculated by applying year-end oil and gas selling prices (adjusted for price changes provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future development and production costs, which are based on year-end costs and existing economic assumptions. Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the pre-tax net cash flows relating to the Corporation’s proved oil and gas reserves. Future net cash flows are discounted at the prescribed rate of 10%. The discounted future net cash flow estimates required by FAS No. 69 do not include exploration expenses, interest expense or corporate general and administrative expenses. The selling prices of crude oil and natural gas are highly volatile. The year-end prices, which are required to be used for the discounted future net cash flows, do not include the effects of hedges and may not be representative of future selling prices. The future net cash flow estimates could be materially different if other assumptions were used.

		United			Asia and
At December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2007
Future revenues	$94,955	$18,876	$32,778	$28,960	$14,341

Less:
Future production costs	17,862	2,733	7,569	4,770	2,790
Future development costs	10,118	1,472	4,329	1,640	2,677
Future income tax expenses	33,833	5,291	12,083	14,309	2,150

	61,813	9,496	23,981	20,719	7,617

Future net cash flows	33,142	9,380	8,797	8,241	6,724
Less: Discount at 10% annual rate	11,237	3,792	2,826	2,155	2,464

Standardized measure of discounted future net cash flows	$21,905	$5,588	$5,971	$6,086	$4,260

2006
Future revenues	$55,252	$8,686	$19,751	$18,480	$8,335

Less:
Future production costs	13,312	1,376	6,482	3,783	1,671
Future development costs	7,043	722	2,916	1,846	1,559
Future income tax expenses	16,765	2,331	5,625	7,908	901

	37,120	4,429	15,023	13,537	4,131

Future net cash flows	18,132	4,257	4,728	4,943	4,204
Less: Discount at 10% annual rate	5,771	1,423	1,358	1,322	1,668

Standardized measure of discounted future net cash flows	$12,361	$2,834	$3,370	$3,621	$2,536

		United			Asia and
At December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2005
Future revenues	$50,273	$9,449	$23,534	$8,827	$8,463

Less:
Future production costs	9,467	1,296	5,036	1,833	1,302
Future development costs	5,355	326	1,940	1,558	1,531
Future income tax expenses	13,666	2,764	8,703	1,037	1,162

	28,488	4,386	15,679	4,428	3,995

Future net cash flows	21,785	5,063	7,855	4,399	4,468
Less: Discount at 10% annual rate	7,296	1,892	2,448	1,168	1,788

Standardized measure of discounted future net cash flows	$14,489	$3,171	$5,407	$3,231	$2,680

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2007	2006	2005
	(Millions of dollars)
Standardized measure of discounted future net cash flows at beginning of year	$12,361	$14,489	$9,177

Changes during the year
Sales and transfers of oil and gas produced during year, net of production costs	(5,917)	(5,274)	(3,203)
Development costs incurred during year	2,605	2,164	1,598
Net changes in prices and production costs applicable to future production	18,646	(4,329)	9,334
Net change in estimated future development costs	(2,554)	(2,402)	(1,725)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	3,173	1,937	865
Revisions of previous oil and gas reserve estimates	4,036	1,235	1,499
Net purchases (sales) of minerals in place, before income taxes	(50)	2,937	393
Accretion of discount	2,233	2,308	1,424
Net change in income taxes	(9,259)	(1,381)	(3,533)
Revision in rate or timing of future production and other changes	(3,369)	677	(1,340)

Total	9,544	(2,128)	5,312

Standardized measure of discounted future net cash flows at end of year	$21,905	$12,361	$14,489

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

QUARTERLY FINANCIAL DATA
(Unaudited)

Quarterly results of operations for the years ended December 31:

	Sales and
	Other				Diluted Net
	Operating	Gross	Net		Income
	Revenues	Profit(a)	Income		per Share
	(Million of dollars, except per share data)

2007
First	$7,319	$980	$370		$1.17
Second	7,421	1,222	557	(b)	1.75
Third	7,451	1,087	395	(c)	1.23
Fourth	9,456	1,523	510	(d)	1.59
2006
First	$7,159	$1,139	$699	(e)	$2.22
Second	6,718	1,154	566	(f)	1.79
Third	7,035	1,228	296	(g)	.94
Fourth	7,155	1,098	359		1.13

(a)	Gross profit represents sales and other operating revenues, less cost of products sold, production expenses, marketing expenses, other operating expenses and depreciation, depletion and amortization.

(b)	Includes after-tax income of $15 million from asset sales in the United Kingdom North Sea.

(c)	Includes after-tax charges of $33 million from estimated production imbalance settlements at two offshore fields.

(d)	Includes net after-tax expense of $57 million related to asset impairments at two mature fields in the United Kingdom North Sea and a charge related to MTBE litigation, partially offset by income due to the liquidation of prior year LIFO inventories.

(e)	Includes after-tax income of $186 million from asset sales in the United States.

(f)	Includes net after-tax income of $32 million from asset sales in the United States, partially offset by accrued office closing costs.

(g)	Includes an after-tax expense of $105 million for income tax adjustments in the United Kingdom.

The results of operations for the periods reported herein should not be considered as indicative of future operating results.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2007.

There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2008.

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

Information relating to the audit committee is incorporated herein by reference to “Election of Directors” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2008.

Information relating to section 16(a) reporting compliance is incorporated herein by reference to “section 16(a) beneficial ownership reporting compliance” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2008.

Item 11.	Executive Compensation

Information relating to executive compensation is incorporated herein by reference to “Election of Directors — Executive Compensation and Other Information,” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors — Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors — Ownership of Equity Securities by Management” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2008.

See “Equity Compensation Plans” in Item 5 for information pertaining to securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2008.

Item 14.	Principal Accounting Fees and Services

Information relating to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. and 2. Financial statements and financial statement schedules

The financial statements filed as part of this Annual Report on Form 10-K are listed in the accompanying index to financial statements and schedules in Item 8, “Financial Statements and Supplementary Data.”

3.	Exhibits

3(1)	Restated Certificate of Incorporation of Registrant, including amendment thereto dated May 3, 2006 incorporated by reference to Exhibit 3 of Registrant’s Form 10-Q for the three months ended June 30, 2006.
3(2)	By-Laws of Registrant incorporated by reference to Exhibit 3 of Form 10-Q of Registrant for the three months ended June 30, 2002.
4(1)	Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended June 30, 2000.
4(2)	Five-Year Credit Agreement dated as of December 10, 2004, as amended and restated as of May 12, 2006, among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A. as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit(4) of Form 10-Q of Registrant for the three months ended June 30, 2006.
4(3)	Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.
4(4)	First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.
4(5)	Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.
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

10(1)	Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.

10(2)		Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
10(3)		Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.
10(4)		Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.
10(5)	*	Incentive Cash Bonus Plan description incorporated by reference to Item 1.01 of Form 8-K of Registrant dated February 6, 2008.
10(6)	*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(7)	*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(8)	*	Performance Incentive Plan for Senior Officers, incorporated by reference to Exhibit (10) of Form 10-Q of Registrant for the three months ended June 30, 2006.
10(9)	*	Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10(10)	*	Amendment dated December 31, 2006 to Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(10) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(11)	*	Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(12)	*	Second Amended and Restated 1995 Long-Term Incentive Plan, including forms of awards thereunder incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(13)	*	Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K of Registrant dated January 1, 2007.
10(14)	*	Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John B. Hess, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended September 30, 1999. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and J. Barclay Collins, John J. O’Connor and F. Borden Walker.
10(15)	*	Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John A. Gartman incorporated by reference to Exhibit 10(14) of Form 10-K of Registrant for the fiscal year ended December 31, 2001. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(15)).
10(16)	*	Letter Agreement dated March 18, 2002 between Registrant and John J. O’Connor relating to Mr. O’Connor’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(15) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(17)	*	Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(18)	*	Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(19)		Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.

10(20)	Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 22, 2008, to the incorporation by reference in Registrant’s Registration Statements (Form S-8 Nos. 333-115844, 333-94851 and 333-43569, and Form S-3 Nos. 333-110294 and 333-132145), of its reports relating to Registrant’s financial statements, which consent appears on page 86 herein.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	These exhibits relate to executive compensation plans and arrangements.

(b)	Reports on Form 8-K

During the three months ended December 31, 2007, Registrant filed or furnished the following report on Form 8-K:

1. Filing dated October 31, 2007 reporting under Items 2.02 and 9.01, a news release dated October 31, 2007 reporting results for the third quarter of 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2008.

HESS CORPORATION
     (Registrant)

By	/s/ John P. Rielly
(John P. Rielly)
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Hess John B. Hess	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2008

/s/ Nicholas F. Brady Nicholas F. Brady	Director	February 22, 2008

/s/ J. Barclay Collins II J. Barclay Collins II	Director	February 22, 2008

/s/ Edith E. Holiday Edith E. Holiday	Director	February 22, 2008

/s/ Thomas H. Kean Thomas H. Kean	Director	February 22, 2008

/s/ Dr. Risa Lavizzo-Mourey Dr. Risa Lavizzo-Mourey	Director	February 22, 2008

/s/ Craig G. Matthews Craig G. Matthews	Director	February 22, 2008

/s/ John H. Mullin John H. Mullin	Director	February 22, 2008

/s/ John J. O’Connor John J. O’Connor	Director	February 22, 2008

/s/ Frank A. Olson Frank A. Olson	Director	February 22, 2008

/s/ John P. Rielly John P. Rielly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2008

/s/ Ernst H. von Metzsch Ernst H. von Metzsch	Director	February 22, 2008

/s/ F. Borden Walker F. Borden Walker	Director	February 22, 2008

/s/ Robert N. Wilson Robert N. Wilson	Director	February 22, 2008

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Form S-3 Nos. 333-110294 and 333-132145 and Form S-8 Nos. 333-115844, 333-94851 and 333-43569 pertaining to the Second Amended and Restated 1995 Long-Term Incentive Plan, the Amended and Restated 1995 Long-Term Incentive Plan and the Hess Corporation Employees’ Savings and Stock Bonus Plan) of Hess Corporation of our reports dated February 22, 2008, with respect to the consolidated financial statements and schedule of Hess Corporation and consolidated subsidiaries, and the effectiveness of internal control over financial reporting of Hess Corporation, included in this Annual Report (Form 10-K) for the year ended December 31, 2007.

New York, NY
February 22, 2008

Schedule II

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

		Additions
		Charged
		to Costs	Charged	Deductions
	Balance	and	to Other	from	Balance
Description	January 1	Expenses	Accounts	Reserves	December 31
	(In millions)

2007
Losses on receivables	$39	$5	$—	$3	$41

2006
Losses on receivables	$30	$14	$—	$5	$39

2005
Losses on receivables	$17	$16	$2	$5	$30

EXHIBIT INDEX

3(1)		Restated Certificate of Incorporation of Registrant, including amendment thereto dated May 3, 2006 incorporated by reference to Exhibit(3) of Registrant’s Form 10-Q for the three months ended June 30, 2006.
3(2)		By-Laws of Registrant incorporated by reference to Exhibit 3 of Form 10-Q of Registrant for the three months ended June 30, 2002.
4(1)		Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended June 30, 2000.
4(2)		Five-Year Credit Agreement dated as of December 10, 2004, as amended and restated as of May 12, 2006, among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A. as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit(4) of Form 10-Q of Registrant for the three months ended June 30, 2006.
4(3)		Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.
4(4)		First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.
4(5)		Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.
4(6)		Prospectus Supplement dated February 28, 2002 to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on February 28, 2002.
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
10(1)		Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.
10(2)		Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
10(3)		Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.
10(4)		Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.
10(5)	*	Incentive Cash Bonus Plan description incorporated by reference to Item 1.01 of Form 8-K of Registrant dated February 6, 2008.
10(6)	*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(7)	*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(8)	*	Performance Incentive Plan for Senior Officers, incorporated by reference to Exhibit (10) of Form 10-Q of Registrant for the three months ended June 30, 2006.
10(9)	*	Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.

10(10)	*	Amendment dated December 31, 2006 to Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(10) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(11)	*	Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(12)	*	Second Amended and Restated 1995 Long-Term Incentive Plan, including forms of awards thereunder incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(13)	*	Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K of Registrant dated January 1, 2007.
10(14)	*	Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John B. Hess, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended September 30, 1999. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and J. Barclay Collins, John J. O’Connor and F. Borden Walker.
10(15)	*	Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John A. Gartman incorporated by reference to Exhibit 10(14) of Form 10-K of Registrant for the fiscal year ended December 31, 2001. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(15)).
10(16)	*	Letter Agreement dated March 18, 2002 between Registrant and John J. O’Connor relating to Mr. O’Connor’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(15) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(17)	*	Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(18)	*	Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(19)		Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.
10(20)		Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
21		Subsidiaries of Registrant.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 22, 2008, to the incorporation by reference in Registrant’s Registration Statements (Form S-8 Nos. 333-115844, 333-94851 and 333-43569, and Form S-3 Nos. 333-110294 and 333-132145), of its reports relating to Registrant’s financial statements, which consent appears on page 86 herein.
31(1)		Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)		Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)		Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)		Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	These exhibits relate to executive compensation plans and arrangements.