Form 10-Q
period 2008-03-31
HESS CORP
filed 2008-05-09
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     At March 31, 2008, there were 322,960,970 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2008	2007
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$10,667	$7,319
Equity in income (loss) of HOVENSA L.L.C.	(10)	56
Other, net	63	(1)

Total revenues and non-operating income	10,720	7,374

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	7,718	5,410
Production expenses	424	347
Marketing expenses	233	222
Exploration expenses, including dry holes and lease impairment	152	93
Other operating expenses	45	33
General and administrative expenses	152	131
Interest expense	67	64
Depreciation, depletion and amortization	452	327

Total costs and expenses	9,243	6,627

INCOME BEFORE INCOME TAXES	1,477	747
Provision for income taxes	718	377

NET INCOME	$759	$370

NET INCOME PER SHARE
BASIC	$2.39	$1.19
DILUTED	2.34	1.17
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	323.8	317.3
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$902	$607
Accounts receivable	4,850	4,708
Inventories	1,177	1,250
Other current assets	365	361

Total current assets	7,294	6,926

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	899	933
Other	183	184

Total investments in affiliates	1,082	1,117

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	25,850	24,831
Less reserves for depreciation, depletion, amortization and lease impairment	10,718	10,197

Property, plant and equipment — net	15,132	14,634

GOODWILL	1,225	1,225
DEFERRED INCOME TAXES	1,965	1,873
OTHER ASSETS	315	356

TOTAL ASSETS	$27,013	$26,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,387	$5,741
Accrued liabilities	1,664	1,638
Taxes payable	831	583
Current maturities of long-term debt	64	62

Total current liabilities	7,946	8,024

LONG-TERM DEBT	3,896	3,918
DEFERRED INCOME TAXES	2,423	2,362
ASSET RETIREMENT OBLIGATIONS	1,043	1,016
OTHER LIABILITIES	950	1,037

Total liabilities	16,258	16,357

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized 3% cumulative convertible series
Authorized — 330 shares Issued — 284 shares ($14 million liquidation preference)	—	—
Common stock, par value $1.00
Authorized — 600,000 shares Issued — 322,961 shares at March 31, 2008; 320,600 shares at December 31, 2007	323	321
Capital in excess of par value	1,945	1,882
Retained earnings	10,139	9,412
Accumulated other comprehensive income (loss)	(1,652)	(1,841)

Total stockholders’ equity	10,755	9,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,013	$26,131

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions of dollars)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$759	$370
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	452	327
Exploratory dry hole costs and lease impairment	31	17
Benefit for deferred income taxes	(9)	(4)
Distributed (undistributed) earnings of HOVENSA L.L.C., net	35	(6)
Changes in other operating assets and liabilities	(92)	(65)

Net cash provided by operating activities	1,176	639

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(849)	(1,106)
Other	14	(20)

Net cash used in investing activities	(835)	(1,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	521	572
Repayments	(541)	(203)
Cash dividends paid	(64)	(63)
Employee stock options exercised	38	47

Net cash provided by (used in) financing activities	(46)	353

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	295	(134)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	607	383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$902	$249

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at March 31, 2008 and December 31, 2007 and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2008 and 2007. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
     The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2007.
     Effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, (FAS 157) for financial assets and liabilities that are required to be measured at fair value under existing accounting standards. FAS 157 establishes a framework for measuring fair value and requires disclosure of a fair value hierarchy. See note 8 “Fair Value Measurements.” The impact of adopting FAS 157 was not material to the Corporation’s results of operations. Upon adoption, the Corporation recorded a reduction in the net deferred hedge losses reflected in accumulated other comprehensive income, which increased stockholders’ equity by approximately $190 million, after income taxes.
     In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (FAS 160). FAS 160 changes the accounting for and reporting of noncontrolling interests in a subsidiary. The Corporation is currently evaluating the impact of adoption on its financial statements and, as required, will adopt the provisions of FAS 160 effective January 1, 2009.
2.	Inventories
     Inventories consist of the following (in millions):

	March 31,	December 31,
	2008	2007

Crude oil and other charge stocks	$380	$338
Refined products and natural gas	1,524	1,577
Less: LIFO adjustment	(1,106)	(1,029)

	798	886
Merchandise, materials and supplies	379	364

Total inventories	$1,177	$1,250

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method. Summarized financial information for HOVENSA follows (in millions):

	March 31,	December 31,
	2008	2007
Summarized balance sheet
Cash and short-term investments	$187	$279
Other current assets	1,238	1,183
Net fixed assets	2,176	2,181
Other assets	69	62
Current liabilities	(1,487)	(1,459)
Long-term debt	(356)	(356)
Deferred liabilities and credits	(79)	(75)

Members’ equity	$1,748	$1,815

	Three months
	Ended March 31,
	2008	2007
Summarized income statement
Total sales	$4,301	$2,842
Cost and expenses	(4,319)	(2,728)

Net income	$(18)	$114

Hess Corporation’s share, before income taxes	$(10)	$56

     During the first quarter of 2008 and 2007, the Corporation received cash distributions from HOVENSA of $25 million and $50 million, respectively.
4.	Capitalized Exploratory Well Costs
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the three months ended March 31, 2008 (in millions):

Beginning balance at January 1	$608
Additions to capitalized exploratory well costs pending the determination of proved reserves	121
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(7)

Ending balance at March 31	$722

     Capitalized exploratory well costs greater than one year old after completion of drilling were $377 million as of March 31, 2008 and $304 million as of December 31, 2007.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	Long-Term Debt and Capitalized Interest
     At March 31, 2008, the Corporation classified an aggregate of $516 million of borrowings under short-term credit facilities as long-term debt, based on the available capacity under its $3 billion syndicated revolving credit facility, substantially all of which is committed through May 2012.
     During the quarter ended March 31, 2008, the Corporation capitalized interest of $1 million on development projects ($15 million during the corresponding period of 2007).
6.	Foreign Currency
     The Corporation had foreign currency gains (losses), before income taxes, of $33 million for the quarter ended March 31, 2008 and $(6) million for the quarter ended March 31, 2007.
7.	Retirement Plans
     Components of net periodic pension cost consisted of the following (in millions):

	Three months
	ended March 31,
	2008	2007
Service cost	$10	$9
Interest cost	20	17
Expected return on plan assets	(20)	(17)
Amortization of net loss	3	5

Pension expense	$13	$14

     In 2008, the Corporation expects to contribute approximately $75 million to its funded pension plans and $25 million to the trust established for its unfunded pension plan. Through March 31, 2008, the Corporation contributed $34 million to its pension plans.
8.	Fair Value Measurements
     The Corporation adopted the provisions of FAS 157 effective January 1, 2008 (see Note 1, “Basis of Presentation”). FAS 157 establishes a hierarchy for the inputs used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability presented below is based on the lowest significant input level within this fair value hierarchy. The following table provides the fair value of the Corporation’s financial assets and (liabilities) based on this hierarchy (in millions):

				Collateral and	Balance at
				counterparty	March 31,
	Level 1	Level 2	Level 3	netting	2008
Supplemental pension plan investments	$68	$—	$15	$—	$83
Derivative contracts
Assets	290	1,045	582	(1,008)	909
Liabilities	(289)	(3,407)	(261)	1,005	(2,952)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Details on the methods and assumptions used to determine the fair values of the financial assets and liabilities are as follows:
     Fair value measurements based on Level 1 inputs:
     Measurements that are most observable are based on quoted prices of identical instruments obtained from the principal markets in which they are traded. Closing prices are both readily available and representative of fair value. Market transactions occur with sufficient frequency and volume to assure liquidity. The fair value of certain of the Corporation’s exchange traded futures and options are considered Level 1. In addition, fair values for the majority of the pension investments are considered Level 1, since they are determined using quotations from national securities exchanges.
     Fair value measurements based on Level 2 inputs:
     Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2. Measurements based on Level 2 inputs include over-the-counter derivative instruments that are priced on an exchange traded curve, but have contractual terms that are not identical to exchange traded contracts. The Corporation utilizes fair value measurements based on Level 2 inputs for certain forwards, swaps and options. The liability related to the Corporation’s crude oil hedging program is classified as Level 2.
     Fair value measurements based on Level 3 inputs:
     Measurements that are least observable are estimated from related market data or determined from sources with little or no market activity for comparable contracts. For example, in its energy marketing business, the Corporation sells natural gas and electricity to customers and offsets the price exposure by purchasing forward contracts. The fair value of these sales and purchases may be based on specific prices at less liquid delivered locations, which are classified as Level 3. There may be offsets to these positions that are priced based on more liquid markets, which are, therefore, classified as Level 1 or Level 2.
     The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs for the first quarter of 2008 (in millions):

Balance at January 1, 2008	$(4)
Unrealized gains (losses)*	352
Purchases, sales or other settlements during the period	(42)
Net transfers in to (out of) Level 3	30

Balance at March 31, 2008	$336

*	Of the total unrealized gains in the first quarter of 2008, $168 million was reflected in operating revenue and $184 million was recorded in other comprehensive income.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.	Weighted Average Common Shares
     The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months
	ended March 31,
	2008	2007
Common shares — basic	317,506	310,525
Effect of dilutive securities
Restricted common stock	2,242	3,181
Stock options	3,553	2,975
Convertible preferred stock	534	608

Common shares — diluted	323,835	317,289

     The Corporation issued 2,373,750 stock options and 1,223,900 shares of restricted stock in the first quarter of 2008 and 2,858,400 stock options and 953,300 shares of restricted stock in the first quarter of 2007.
10.	Comprehensive Income
     Comprehensive income (loss) was as follows (in millions):

	Three months
	ended March 31,
	2008	2007
Net income	$759	$370
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	87	42
Net change in fair value of cash flow hedges	69	16
Change in minimum postretirement plan liabilities, after tax	3	4
Change in foreign currency translation adjustment and other	30	(3)

Comprehensive income	$948	$429

     The Corporation reclassifies hedging gains and losses included in other comprehensive income (loss) to earnings at the time the hedged transactions are recognized. Hedging decreased Exploration and Production results by $152 million ($95 million after income taxes) in the first quarter of 2008 and $64 million ($39 million after income taxes) in the first quarter of 2007.
     At March 31, 2008, accumulated other comprehensive income (loss) included after-tax unrealized deferred hedge losses of $1,515 million, primarily related to crude oil contracts used as hedges of future Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.	Segment Information
     The Corporation’s results by operating segment were as follows (in millions):

	Three months
	ended March 31,
	2008	2007
Operating revenues
Exploration and Production	$2,652	$1,564
Marketing and Refining	8,083	5,809
Less: transfers between affiliates	(68)	(54)

Total (*)	$10,667	$7,319

Net income (loss)
Exploration and Production	$824	$340
Marketing and Refining	16	101
Corporate, including interest	(81)	(71)

Total	$759	$370

(*)	Operating revenues are reported net of excise and similar taxes of approximately $500 million in the first quarter of 2008 and $450 million in the first quarter of 2007.
     Identifiable assets by operating segment were as follows (in millions):

	March 31,	December 31,
	2008	2007
Identifiable assets
Exploration and Production	$17,853	$17,008
Marketing and Refining	6,509	6,667
Corporate	2,651	2,456

Total	$27,013	$26,131

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures, purchases, transports, trades and markets refined petroleum products, natural gas and electricity. Net income was $759 million for the first quarter of 2008, compared with $370 million in the first quarter of 2007.
     Exploration and Production: E&P net income was $824 million for the first quarter of 2008, compared with $340 million in the first quarter of 2007. The increase in earnings reflects higher average selling prices and crude oil and natural gas production volumes partially offset by higher operating and exploration costs.
     Worldwide crude oil and natural gas production was 391,000 barrels of oil equivalent per day (boepd) in the first quarter of 2008 compared with 382,000 boepd in the same period of 2007. The increase in production primarily reflects higher crude oil production from the Okume Complex in Equatorial Guinea and natural gas production from the Ujung Pangkah Field in Indonesia, which commenced in April 2007. The Corporation anticipates that its production for the full year of 2008 will average between 380,000 and 390,000 boepd.
     In the first quarter of 2008, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $83.28 per barrel compared with $50.74 per barrel in the first quarter of 2007. The Corporation’s average worldwide natural gas selling price, including the effect of hedging, was $7.06 per Mcf in the first quarter of 2008 compared with $5.00 per Mcf in the first quarter of 2007.
     Marketing and Refining: M&R earnings were $16 million for the first quarter of 2008, compared with $101 million in the first quarter of 2007, primarily due to reduced refining margins and lower trading results. The Corporation received a cash distribution of $25 million from HOVENSA in the first quarter of 2008.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three months ended
	March 31,
	2008	2007
Exploration and Production	$824	$340
Marketing and Refining	16	101
Corporate	(39)	(31)
Interest expense	(42)	(40)

Net income	$759	$370

Net income per share (diluted)	$2.34	$1.17

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
     Comparison of Results
     Exploration and Production
     Following is a summarized income statement of the Corporation’s Exploration and Production operations (in millions):

	Three months ended
	March 31,
	2008	2007
Sales and other operating revenues*	$2,607	$1,511
Non-operating income (expense)	47	(6)

Total revenues and non-operating income (expense)	2,654	1,505

Cost and expenses
Production expenses, including related taxes	424	347
Exploration expenses, including dry holes and lease impairment	152	93
General, administrative and other expenses	63	57
Depreciation, depletion and amortization	434	309

Total costs and expenses	1,073	806

Results of operations before income taxes	1,581	699
Provision for income taxes	757	359

Results of operations	$824	$340

*	Amounts differ from E&P operating revenues in Note 11 “Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from unrelated third parties.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Selling prices: Higher average realized selling prices of crude oil and natural gas increased Exploration and Production revenues by approximately $925 million in the first quarter of 2008 compared with the first quarter of 2007. The Corporation’s average selling prices were as follows:

	Three months ended
	March 31,
	2008	2007
Average selling prices
Crude oil — per barrel (including hedging)
United States	$92.59	$53.19
Europe	82.29	51.32
Africa	78.83	48.17
Asia and other	96.53	56.44
Worldwide	83.28	50.74

Crude oil — per barrel (excluding hedging)
United States	$92.59	$53.19
Europe	82.29	51.32
Africa	93.52	56.09
Asia and other	96.53	56.44
Worldwide	89.62	53.75

Natural gas liquids — per barrel
United States	$64.83	$42.44
Europe	76.50	45.90
Worldwide	67.70	43.97

Natural gas — per Mcf (including hedging)
United States	$8.53	$7.21
Europe	8.96	4.74
Asia and other	5.01	4.56
Worldwide	7.06	5.00

Natural gas — per Mcf (excluding hedging)
United States	$8.53	$7.21
Europe	9.05	4.74
Asia and other	5.01	4.56
Worldwide	7.10	5.00
Crude oil and natural gas hedges reduced earnings by $95 million ($152 million before income taxes) in the first quarter of 2008 compared with $39 million ($64 million before income taxes) in the first quarter of 2007.
Sales and production volumes: The Corporation’s crude oil and natural gas production, on a barrel of oil equivalent basis was 391,000 boepd in the first quarter of 2008 compared with 382,000 boepd in the same period of 2007.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Crude oil (barrels per day)
United States	36	29
Europe	83	110
Africa	119	99
Asia and other	17	15

Total	255	253

Natural gas liquids (barrels per day)
United States	11	9
Europe	4	7

Total	15	16

Natural gas (Mcf per day)
United States	93	90
Europe	296	348
Asia and other	342	243

Total	731	681

Barrels of oil equivalent per day (*)	391	382

(*)	Natural gas production is converted assuming six Mcf equals one barrel.
     United States: Crude oil production in the United States was higher in the first quarter of 2008 primarily due to production from new wells in North Dakota and the Gulf of Mexico.
     Europe: Crude oil and natural gas production in Europe in the first quarter of 2008 was lower than the first quarter of 2007, reflecting natural decline, facilities work on two North Sea fields and the sale of the Corporation’s interests in the Scott and Telford fields in the United Kingdom in the second quarter of 2007.
     Africa: Higher crude oil production in Africa in the first quarter of 2008 was primarily due to the ramp-up of production at the Okume Complex in Equatorial Guinea, partially offset by a lower entitlement to Algerian production.
     Asia and Other: The increase in natural gas production in Asia was principally due to production from the Pangkah field, which commenced in April 2007, and increased production from the Joint Development Area of Malaysia and Thailand (JDA).
Higher crude oil and natural gas sales volumes increased revenue by approximately $175 million in the first quarter of 2008 compared with the first quarter of 2007.
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $83 million in the first quarter of 2008 compared with the corresponding period of 2007. The increase principally reflects higher production volumes, increased costs of services and materials, higher employee costs and increased production taxes. Depreciation, depletion and amortization charges were higher in the first quarter of 2008 reflecting higher production volumes and per barrel rates.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Exploration expenses: Exploration expenses were higher in the first quarter of 2008 compared with the first quarter of 2007. The increase principally reflects increased costs of seismic studies.
Income Taxes: The effective income tax rate for Exploration and Production operations in the first quarter of 2008 was 48% compared with 51% in the first quarter of 2007. The effective income tax rate for E&P operations for the full year of 2008 is expected to be in the range of 47% to 51%.
Other: The after-tax foreign currency gain relating to Exploration and Production activities was $11 million in the first quarter of 2008 compared with a loss of $3 million in the first quarter of 2007. The pre-tax amount of foreign currency gains (losses) is included in other revenues.
     The Corporation’s future Exploration and Production earnings may be impacted by external factors, such as political risk, volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses, the effects of weather and changes in foreign exchange and income tax rates.
     Marketing and Refining
     Earnings from Marketing and Refining activities amounted to $16 million in the first quarter of 2008 compared with $101 million in the corresponding period of 2007. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
Refining: Refining operations generated a loss of $3 million in the first quarter of 2008 compared with earnings of $54 million in the first quarter of 2007. The Corporation’s share of HOVENSA’s results, after income taxes, amounted to a loss of $6 million in the first quarter of 2008 compared with income of $35 million in the first quarter of 2007, reflecting lower refining margins and reduced charge rates.
     Interest income on the PDVSA note was $1 million after income taxes in the first quarter of 2008 and $2 million in the first quarter of 2007. At March 31, 2008, the remaining balance of the PDVSA note was $61 million, which is scheduled to be fully repaid by February 2009.
     Port Reading’s after tax earnings were $2 million in the first quarter of 2008 compared with $17 million in the first quarter of 2007, also reflecting lower margins.
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three months
	capacity	ended March 31,
	(thousands of
	barrels per day)	2008	2007
HOVENSA
Crude	500	89.1%	94.1%
Fluid catalytic cracker	150	74.3%	93.2%
Coker	58	91.5%	88.6%
Port Reading	70 *	87.1%	84.7%

*	Refinery utilization in 2007 is based on capacity of 65 thousand barrels per day.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Marketing: Marketing earnings, which consist principally of the results of energy marketing and retail gasoline operations, were $32 million in the first quarter of 2008 compared with $43 million in the same period of 2007, principally reflecting lower margins. Total refined product sales volumes increased to 495,000 barrels per day in the first quarter of 2008 from 491,000 barrels per day in the first quarter of 2007.
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results of the trading partnership, amounted to a loss of $13 million in the first quarter of 2008 compared with income of $4 million in the first quarter of 2007.
     The Corporation’s future Marketing and Refining earnings may be impacted by volatility in margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.
     Corporate
     After-tax corporate expenses were $39 million in the first quarter of 2008 compared with $31 million in the first quarter of 2007. The increase principally reflects higher employee expenses, including costs related to pensions and stock based compensation, and professional fees.
     Interest
     Interest expense was as follows (in millions):

	Three months ended
	March 31,
	2008	2007
Total interest incurred	$68	$79
Less: capitalized interest	1	15

Interest expense before income taxes	67	64
Less: income taxes	25	24

After-tax interest expense	$42	$40

     The decrease in interest incurred in 2008 principally reflects lower average debt. The decrease in capitalized interest in 2008 reflects the completion of several development projects in 2007.
     Sales and Other Operating Revenues
     Sales and other operating revenues increased in the first quarter of 2008 compared with the corresponding period of 2007, primarily due to higher crude oil selling prices, higher refined product selling prices and increased sales volumes of electricity. The increase in cost of goods sold principally reflects higher refined product costs and increased purchases of electricity.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	March 31,	December 31,
	2008	2007
Cash and cash equivalents	$902	$607
Current portion of long-term debt	64	62
Total debt	3,960	3,980
Stockholders’ equity	10,755	9,774
Debt to capitalization ratio*	26.9%	28.9%

*	Total debt as a percentage of the sum of total debt plus stockholders’ equity.
Cash Flows
The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Three months ended
	March 31,
	2008	2007
Net cash provided by (used in):
Operating activities	$1,176	$639
Investing activities	(835)	(1,126)
Financing activities	(46)	353

Net increase (decrease) in cash and cash equivalents	$295	$(134)

Operating Activities: Net cash provided by operating activities increased in the first quarter of 2008 compared with 2007, principally reflecting increased earnings. In the first quarter of 2008, the Corporation received a cash distribution of $25 million from HOVENSA compared with $50 million in 2007.
Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Three months ended
	March 31,
	2008	2007

Exploration and Production	$817	$1,084
Marketing, Refining and Corporate	32	22

Total	$849	$1,106

Financing Activities: In the first quarter of 2008, borrowings decreased by $20 million. Dividends paid were $64 million in the first quarter of 2008 compared with $63 million in the first quarter of 2007. During the first quarter of 2008, the Corporation received proceeds from the exercise of stock options totaling $38 million compared with $47 million in the same period of 2007.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
Future Capital Requirements and Resources
     The Corporation anticipates investing a total of approximately $4.4 billion in capital and exploratory expenditures during 2008, of which $4.3 billion relates to Exploration and Production operations. The Corporation expects that it will fund its 2008 operations, including capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand, cash flow from operations and its available credit facilities.
     At March 31, 2008, the Corporation has $2,693 million of available borrowing capacity under its $3 billion syndicated revolving credit facility (the facility), substantially all of which is committed through May 2012. Outstanding borrowings under the facility were $305 million at March 31, 2008 compared with $220 million at December 31, 2007. In addition, at March 31, 2008, the Corporation had $466 million in outstanding borrowings and $534 million of outstanding letters of credit under its 364-day asset-backed credit facility compared with $250 million and $534 million, respectively, at December 31, 2007. The borrowings and outstanding letters of credit under this facility were collateralized by approximately $1,500 million of Marketing and Refining accounts receivable. These receivables are not available to pay the general obligations of the Corporation before satisfaction of the Corporation’s obligations under the asset-backed credit facility. At March 31, 2008, the Corporation classified an aggregate of $516 million of borrowings under short-term credit facilities as long-term debt, based on the available capacity under the $3 billion syndicated revolving credit facility.
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     Outstanding letters of credit were as follows (in millions):

	March 31,	December 31,
	2008	2007
Lines of Credit
Revolving credit facility	$2	$—
Asset backed credit facility lines	534	534
Committed short-term letter of credit facilities	1,296	995
Uncommitted lines	1,363	1,510

	$3,195	$3,039

     A loan agreement covenant based on the Corporation’s debt to equity ratio allows the Corporation to borrow up to an additional $14 billion for the construction or acquisition of assets at March 31, 2008. The Corporation has the ability to borrow up to an additional $2.5 billion of secured debt at March 31, 2008 under the loan agreement covenants.
Off-Balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $490 million at March 31, 2008. The Corporation’s March 31, 2008 debt to capitalization ratio would increase from 26.9% to 29.3% if the leases were included as debt.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At March 31, 2008, the guarantee amounted to $290 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
     Change in Accounting Policies
     Effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, (FAS 157) for financial assets and liabilities that are required to be measured at fair value under existing accounting standards. FAS 157 establishes a framework for measuring fair value and requires disclosure of a fair value hierarchy. See note 8 “Fair Value Measurements.” The impact of adopting FAS 157 was not material to the Corporation’s results of operations. Upon adoption, the Corporation recorded a reduction in the net deferred hedge losses reflected in accumulated other comprehensive income, which increased stockholders’ equity by approximately $190 million, after income taxes.
     Recently Issued Accounting Standard
     In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (FAS 160). FAS 160 changes the accounting for and reporting of noncontrolling interests in a subsidiary. The Corporation is currently evaluating the impact of adoption on its financial statements and, as required, will adopt the provisions of FAS 160 effective January 1, 2009.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (continued)
Non-Trading: The Corporation’s Exploration and Production segment uses futures and swaps to fix the selling prices of a portion of its future production and the related gains or losses are an integral part of its selling prices. Following is a summary of the Corporation’s outstanding crude oil hedges at March 31, 2008:

	Brent Crude Oil
	Average	Thousands
	Selling	of Barrels
	Price	per Day
Maturities
2008	$25.56	24
2009	25.54	24
2010	25.78	24
2011	26.37	24
2012	26.90	24
     There were no hedges of WTI crude oil at March 31, 2008. At March 31, 2008, the Corporation also had outstanding United Kingdom natural gas hedges of 50 thousand Mcf per day through October 2008 at an average selling price of approximately $10.65 per Mcf. As market conditions change, the Corporation may adjust its hedge positions. The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses derivatives to manage the risk in its marketing activities.
     Accumulated other comprehensive income (loss) at March 31, 2008 includes net after-tax unrealized deferred losses of $1,515 million primarily related to crude oil contracts used as hedges of Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.
     The Corporation estimates that at March 31, 2008, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $75 million compared with $72 million at December 31, 2007. The results may vary from time to time as hedge levels change.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (continued)
      Total net realized losses for the first quarter of 2008 amounted to $146 million compared with $40 million of net realized gains for the first three months of 2007. The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2008	2007
Fair value of contracts outstanding at January 1	$154	$365
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31	162	46
Reversal of fair value for contracts closed during the period	49	(22)
Fair value of contracts entered into during the period and still outstanding	(57)	63

Fair value of contracts outstanding at March 31	$308	$452

     The Corporation uses observable market values, where available, for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at March 31, 2008 (in millions):

	Instruments Maturing
					2011
					and
Source of Fair Value	Total	2008	2009	2010	beyond
Prices actively quoted	$343	$86	$211	$67	$(21)
Other external sources	(36)	(27)	(11)	—	2
Internal estimates	1	1	—	—	—

Total	$308	$60	$200	$67	$(19)

      The Corporation estimates that at March 31, 2008, the value-at-risk for trading activities, including commodities, was $12 million compared with $10 million at December 31, 2007. The results may change from time to time as strategies change to capture potential market rate movements.
      The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at March 31, 2008 (in millions):

Investment grade determined by outside sources	$298
Investment grade determined internally (*)	102
Less than investment grade	95

Fair value of net receivables outstanding at end of period	$495

(*)	Based on information provided by counterparties and other available sources.

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
Item 4. Controls and Procedures
     Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2008, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2008.
     There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     As reported in Registrant’s 10-K for the fiscal year ended December 31, 2007, Registrant was the subject of an action by the New York State Department of Environmental Conservation relating to alleged violations at its petroleum terminal in Brooklyn, New York. In February, 2008, Registrant entered into a consent order pursuant to which it will pay a $1.1 million penalty and $300,000 for an environmental benefit project to restore Hudson River wetlands. In addition, Registrant agreed to audit certain of its gasoline stations to ensure continued compliance with petroleum bulk storage laws and regulations.
Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
b.	Reports on Form 8-K
During the quarter ended March 31, 2008, Registrant filed two reports on Form 8-K:
(i)	Filing dated January 30, 2008 reporting under Items 2.02 and 9.01 a news release dated January 30, 2008 reporting results for the fourth quarter of 2007 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Hess Corporation and John J. O’Connor, Executive Vice President and President, Worldwide Exploration and Production of Hess Corporation, at a public conference call held January 30, 2008.

(ii)	Filing dated February 11, 2008 reporting under Item 1.01 an entry into a material definitive agreement for the approval of executive compensation.

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

Date: May 9, 2008