Form 10-Q
period 2008-06-30
HESS CORP
filed 2008-08-08
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐     No  ☑
          At June 30, 2008, there were 325,335,776 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$11,717	$7,421	$22,384	$14,740
Equity in income (loss) of HOVENSA L.L.C.	(19)	81	(29)	137
Gain on asset sales	—	21	—	21
Other, net	37	23	100	22

Total revenues and non-operating income	11,735	7,546	22,455	14,920

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	8,354	5,190	16,072	10,600
Production expenses	494	377	918	724
Marketing expenses	267	241	500	463
Exploration expenses, including dry holes and lease impairment	158	90	310	183
Other operating expenses	47	37	92	70
General and administrative expenses	156	142	308	273
Interest expense	65	62	132	126
Depreciation, depletion and amortization	482	354	934	681

Total costs and expenses	10,023	6,493	19,266	13,120

INCOME BEFORE INCOME TAXES	1,712	1,053	3,189	1,800
Provision for income taxes	812	496	1,530	873

NET INCOME	$900	$557	$1,659	$927

NET INCOME PER SHARE
BASIC	$2.81	$1.78	$5.20	$2.98
DILUTED	2.76	1.75	5.11	2.92
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	326.2	318.6	325.0	317.9
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.20	$.20
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,479	$607
Accounts receivable	6,266	4,708
Inventories	1,473	1,250
Other current assets	474	361

Total current assets	9,692	6,926

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	855	933
Other	183	184

Total investments in affiliates	1,038	1,117

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	26,967	24,831
Less reserves for depreciation, depletion, amortization and lease impairment	11,213	10,197

Property, plant and equipment — net	15,754	14,634

GOODWILL	1,225	1,225
DEFERRED INCOME TAXES	2,704	1,873
OTHER ASSETS	326	356

TOTAL ASSETS	$30,739	$26,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,804	$5,741
Accrued liabilities	2,030	1,638
Taxes payable	1,335	583
Current maturities of long-term debt	68	62

Total current liabilities	11,237	8,024

LONG-TERM DEBT	3,877	3,918
DEFERRED INCOME TAXES	2,463	2,362
ASSET RETIREMENT OBLIGATIONS	1,062	1,016
OTHER LIABILITIES	998	1,037

Total liabilities	19,637	16,357

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized 3% cumulative convertible series Authorized — 330 shares Issued — 284 shares ($14 million liquidation preference)	—	—
Common stock, par value $1.00 Authorized — 600,000 shares Issued — 325,336 shares at June 30, 2008; 320,600 shares at December 31, 2007	325	321
Capital in excess of par value	2,038	1,882
Retained earnings	11,007	9,412
Accumulated other comprehensive income (loss)	(2,268)	(1,841)

Total stockholders’ equity	11,102	9,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,739	$26,131

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,659	$927
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	934	681
Exploratory dry hole costs and lease impairment	105	47
Pre-tax gain on asset sales	—	(21)
(Benefit) provision for deferred income taxes	(112)	6
(Undistributed) distributed earnings of HOVENSA L.L.C., net	79	(12)
Changes in other operating assets and liabilities	202	210

Net cash provided by operating activities	2,867	1,838

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,005)	(2,038)
Proceeds from asset sales	—	93
Other	39	(3)

Net cash used in investing activities	(1,966)	(1,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	297	563
Repayments	(332)	(344)
Cash dividends paid	(97)	(95)
Employee stock options exercised	103	85

Net cash provided by (used in) financing activities	(29)	209

NET INCREASE IN CASH AND CASH EQUIVALENTS	872	99
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	607	383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,479	$482

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at June 30, 2008 and December 31, 2007, and the consolidated results of operations and the consolidated cash flows for the three and six month periods ended June 30, 2008 and 2007. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
     Effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (FAS 157) for financial assets and liabilities that are required to be measured at fair value. FAS 157 established a framework for measuring fair value and requires disclosure of a fair value hierarchy (see Note 8, “Fair Value Measurements”). The impact of adopting FAS 157 was not material to the Corporation’s results of operations. Upon adoption, the Corporation recorded a reduction in the net deferred hedge losses reflected in accumulated other comprehensive income, which increased stockholders’ equity by approximately $190 million, after income taxes.
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
2.	Inventories
     Inventories consist of the following (in millions):

	June 30,	December 31,
	2008	2007
Crude oil and other charge stocks	$509	$338
Refined products and natural gas	2,030	1,577
Less: LIFO adjustment	(1,481)	(1,029)

	1,058	886
Merchandise, materials and supplies	415	364

Total inventories	$1,473	$1,250

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method.
     Summarized financial information for HOVENSA follows (in millions):

	June 30,	December 31,
	2008	2007
Summarized balance sheet
Cash and short-term investments	$537	$279
Other current assets	1,323	1,183
Net fixed assets	2,164	2,181
Other assets	74	62
Current liabilities	(1,994)	(1,459)
Long-term debt	(356)	(356)
Deferred liabilities and credits	(86)	(75)

Members’ equity	$1,662	$1,815

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Summarized income statement
Total sales	$5,438	$2,800	$9,739	$5,642
Cost and expenses	(5,474)	(2,638)	(9,793)	(5,366)

Net income (loss)	$(36)	$162	$(54)	$276

Hess Corporation’s share, before income taxes	$(19)	$81	$(29)	$137

     During the first half of 2008 and 2007, the Corporation received cash distributions from HOVENSA of $50 million and $125 million, respectively.
4.	Capitalized Exploratory Well Costs
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the six months ended June 30, 2008 (in millions):

Balance at beginning of period	$608
Additions to capitalized exploratory well costs pending the determination of proved reserves	264
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(6)
Capitalized exploratory well costs charged to expense	(7)

Balance at end of period	$859

     The preceding table excludes costs related to exploratory dry holes of $51 million which were incurred and subsequently expensed in 2008. Capitalized exploratory well costs greater than one year old after completion of drilling were $406 million as of June 30, 2008 and $304 million as of December 31, 2007.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	Long-Term Debt and Capitalized Interest
     At June 30, 2008, the Corporation classified an aggregate of $536 million of borrowings under short-term credit facilities as long-term debt, based on the available capacity under its $3 billion syndicated revolving credit facility, substantially all of which is committed through May 2012.
     Capitalized interest on development projects amounted to the following (in millions):

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Capitalized interest	$1	$16	$2	$31
6.	Foreign Currency
     Pre-tax foreign currency gains (losses) amounted to the following (in millions):

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Foreign currency gain (losses)	$11	$—	$44	$(6)
     The pre-tax amount of foreign currency gains (losses) is included in other, net within revenues and non-operating income.
7.	Retirement Plans
     Components of net periodic pension cost consisted of the following (in millions):

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Service cost	$10	$9	$20	$18
Interest cost	20	17	40	34
Expected return on plan assets	(20)	(17)	(40)	(34)
Amortization of net loss	3	5	6	10

Pension expense	$13	$14	$26	$28

     In 2008, the Corporation expects to contribute approximately $75 million to its funded pension plans and $25 million to the trust established for its unfunded pension plan. Through June 30, 2008, the Corporation contributed $61 million to its pension plans.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.	Fair Value Measurements
     The Corporation adopted the provisions of FAS 157 effective January 1, 2008 (see Note 1, “Basis of Presentation”). FAS 157 establishes a hierarchy for the inputs used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability presented below is based on the lowest significant input level within this fair value hierarchy. The following table provides the fair value hierarchy of the Corporation’s financial assets and (liabilities) as of June 30, 2008 (in millions):

				Collateral and
				counterparty
	Level 1	Level 2	Level 3	netting	Total
Supplemental pension plan investments	$80	$—	$17	$—	$97
Derivative contracts
Assets	473	2,302	1,026	(2,012)	1,789
Liabilities	(430)	(5,918)	(484)	1,900	(4,932)
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

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs for the three and six months ended June 30, 2008 (in millions):

	Three months	Six months
	ended June 30,	ended June 30,
Balance at beginning of period	$336	$(4)
Unrealized gains (losses)
Included in earnings (*)	(98)	(23)
Included in other comprehensive income	431	605
Purchases, sales or other settlements during the period	(29)	35
Net transfers in to (out of) Level 3	(81)	(54)

Balance at end of period	$559	$559

(*)	Reflected in sales and other operating revenue.
9.	Weighted Average Common Shares
     The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Common shares — basic	320,936	311,971	319,167	311,225
Effect of dilutive securities
Stock options	3,192	2,798	3,343	2,899
Restricted common stock	1,515	3,203	1,945	3,181
Convertible preferred stock	534	608	534	608

Common shares — diluted	326,177	318,580	324,989	317,913

10.	Comprehensive Income
     Comprehensive income (loss) was as follows (in millions):

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Net income	$900	$557	$1,659	$927
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	100	69	187	111
Net change in fair value of cash flow hedges	(722)	(192)	(653)	(176)
Change in minimum postretirement plan liabilities, after tax	2	4	5	8
Change in foreign currency translation adjustment and other	3	9	33	6

Comprehensive income	$283	$447	$1,231	$876

     The Corporation reclassifies hedging gains and losses included in other comprehensive income (loss) to earnings at the time the hedged transactions are recognized. Hedging decreased Exploration and Production results for the three and six months ended June 30, 2008 by $234 million ($144 million after income taxes) and $386 million ($239 million after income taxes), respectively. For the three and six months ended June 30, 2007, hedging decreased Exploration and Production results by $93 million ($56 million after income taxes) and $157 million ($95 million after income taxes), respectively.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     At June 30, 2008, accumulated other comprehensive income (loss) included net after-tax unrealized deferred losses of $2,138 million, primarily related to crude oil contracts used as hedges of future Exploration and Production sales. The pre-tax amount of any deferred hedge losses and gains is reflected in accounts payable and accounts receivable, respectively, and the related income tax impact is recorded in deferred income taxes on the balance sheet.
11.	Segment Information
     The Corporation’s results by operating segment were as follows (in millions):

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Operating revenues
Exploration and Production	$3,234	$1,916	$5,886	$3,480
Marketing and Refining	8,564	5,558	16,647	11,367
Less: Transfers between affiliates	(81)	(53)	(149)	(107)

Total (*)	$11,717	$7,421	$22,384	$14,740

Net income (loss)
Exploration and Production	$1,025	$505	$1,849	$845
Marketing and Refining	(52)	122	(36)	223
Corporate, including interest	(73)	(70)	(154)	(141)

Total	$900	$557	$1,659	$927

(*)	Operating revenues exclude excise and similar taxes of approximately $550 million and $500 million in the second quarter of 2008 and 2007, respectively, and $1,050 million and $950 million during the first half of 2008 and 2007, respectively.
     Identifiable assets by operating segment were as follows (in millions):

	June 30,	December 31,
	2008	2007
Exploration and Production	$19,402	$17,008
Marketing and Refining	7,702	6,667
Corporate	3,635	2,456

Total	$30,739	$26,131

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures, purchases, transports, trades and markets refined petroleum products, natural gas and electricity. Net income was $900 million for the second quarter of 2008, compared with $557 million in the second quarter of 2007.
     Exploration and Production: E&P earnings were $1,025 million for the second quarter of 2008, compared with $505 million in the second quarter of 2007. The increase in earnings primarily reflects higher average selling prices and natural gas production volumes, partially offset by higher operating and exploration costs.
     Worldwide crude oil and natural gas production was 393,000 barrels of oil equivalent per day (boepd) in the second quarter of 2008 compared with 378,000 boepd in the same period of 2007. The Corporation anticipates that its production for the full year of 2008 will average between 380,000 and 390,000 boepd.
     In the second quarter of 2008, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $104.29 per barrel compared with $60.05 per barrel in the second quarter of 2007. The Corporation’s average worldwide natural gas selling price, including the effect of hedging, was $7.81 per Mcf in the second quarter of 2008 compared with $4.88 per Mcf in the second quarter of 2007.
     The following is an update of Exploration and Production activities during the second quarter of 2008:
•	In the deepwater Gulf of Mexico, development of the Shenzi Field (Hess 28%) progressed with installation of the tension leg platform hull and topsides on location. Installation of subsea facilities is ongoing and commissioning and first production are expected in the first half of 2009.

•	In Indonesia, development of the oil leg at the Ujung Pangkah Field (Hess 75%) is continuing. Construction of the offshore platforms and onshore processing facilities is on schedule and oil production is expected to commence in the first half of 2009.

•	In June 2008, the Corporation successfully completed drilling an appraisal well at its Pony discovery (Hess 100%) located on Green Canyon Block 468 in the deepwater Gulf of Mexico. The Corporation is evaluating development options for production from the Pony prospect before making a final investment decision.

•	In June 2008, the Corporation’s Glencoe-1 exploration well on Block WA-390-P (Hess 100%) located in Australia’s Northwest Shelf, encountered 92 feet of net natural gas pay. In addition, in July 2008, the Briseis-1 exploration well encountered 151 feet of net natural gas pay on the same block. The Corporation plans to drill two additional exploration wells on this block in 2008. The next well, Nimblefoot-1, will be drilled about 14 kilometers southwest of the Glencoe-1 discovery and is expected to spud in August.

PART I — FINANCIAL INFORMATION (CONT’D.)
Overview (continued)
•	In the fourth quarter of 2008, the Corporation expects to spud deepwater wells on Block 54 (Hess 100%) in Libya, Cape Three Points (Hess 100%) in Ghana, and BM-S-22 (Hess 40%) in Brazil.

•	In the Williston Basin of North Dakota, the Corporation increased its net acreage position in the Bakken Play to approximately 500,000 acres. The Corporation currently has seven rigs operating in the Bakken and will add one additional rig in the fourth quarter.
     Marketing and Refining: M&R results generated a loss of $52 million in the second quarter of 2008, compared with income of $122 million in the second quarter of 2007, primarily due to lower margins and trading results. The Corporation received a cash distribution of $25 million from HOVENSA in the second quarter of 2008.
Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Exploration and Production	$1,025	$505	$1,849	$845
Marketing and Refining	(52)	122	(36)	223
Corporate	(33)	(32)	(72)	(63)
Interest expense	(40)	(38)	(82)	(78)

Net income	$900	$557	$1,659	$927

Net income per share (diluted)	$2.76	$1.75	$5.11	$2.92

Items Affecting Comparability Between Periods
     The following items of income, on an after-tax basis, affect the comparability of earnings between periods (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Exploration and Production
Gain from asset sales	$—	$15	$—	$15
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Comparison of Results
Exploration and Production
     Following is a summarized income statement of the Corporation’s Exploration and Production operations (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales and other operating revenues(*)	$3,075	$1,802	$5,682	$3,313
Non-operating income	22	28	69	22

Total revenues	3,097	1,830	5,751	3,335

Cost and expenses
Production expenses, including related taxes	494	377	918	724
Exploration expenses, including dry holes and lease impairment	158	90	310	183
General, administrative and other expenses	73	62	136	119
Depreciation, depletion and amortization	462	337	896	646

Total costs and expenses	1,187	866	2,260	1,672

Results of operations before income taxes	1,910	964	3,491	1,663
Provision for income taxes	885	459	1,642	818

Results of operations	$1,025	$505	$1,849	$845

(*)	Amounts differ from E&P operating revenues in Note 11 “Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from unrelated third parties.
Selling prices: Higher average realized selling prices of crude oil and natural gas increased Exploration and Production revenues by approximately $1,250 million and $2,175 million in the second quarter and first half of 2008, respectively, compared with the corresponding periods of 2007. The Corporation’s average selling prices were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Average selling prices
Crude oil — per barrel (including hedging)
United States	$120.23	$61.41	$106.42	$57.46
Europe	104.98	58.94	93.32	54.98
Africa	97.32	58.02	88.44	53.68
Asia and other	120.59	70.73	106.28	65.08
Worldwide	104.29	60.05	93.75	55.66

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Crude oil — per barrel (excluding hedging)
United States	$120.23	$61.41	$106.42	$57.46
Europe	104.98	58.94	93.32	54.98
Africa	117.49	67.04	105.98	62.22
Asia and other	120.59	70.73	106.28	65.08
Worldwide	113.79	63.94	101.66	59.13

Natural gas liquids — per barrel
United States	$76.60	$47.97	$70.71	$45.36
Europe	92.67	58.26	85.78	52.44
Worldwide	81.52	51.68	74.90	48.06

Natural gas — per Mcf (including hedging)
United States	$11.00	$7.24	$9.69	$7.22
Europe	10.33	4.54	9.61	4.66
Asia and other	5.23	4.42	5.12	4.49
Worldwide	7.81	4.88	7.43	4.95

Natural gas — per Mcf (excluding hedging)
United States	$11.00	$7.24	$9.69	$7.22
Europe	10.84	4.54	9.90	4.66
Asia and other	5.23	4.42	5.12	4.49
Worldwide	8.01	4.88	7.55	4.95
     Crude oil and natural gas hedges reduced Exploration and Production earnings by $144 million and $239 million in the second quarter and first half of 2008 ($234 million and $386 million before income taxes). Crude oil hedges reduced Exploration and Production earnings by $56 million and $95 million in the second quarter and first half of 2007 ($93 million and $157 million before income taxes).
Sales and production volumes: The Corporation’s crude oil and natural gas production, on a barrel of oil equivalent basis, was 393,000 boepd in the second quarter of 2008 compared with 378,000 boepd in the same period of 2007. Production in the first half of 2008 was 392,000 boepd compared with 380,000 boepd in the first half of 2007. The Corporation anticipates that its production for the full year of 2008 will average between 380,000 boepd and 390,000 boepd.
     The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Crude oil (barrels per day)
United States	36	31	36	30
Europe	83	96	83	103
Africa	128	115	123	107
Asia and other	12	26	15	20

Total	259	268	257	260

Natural gas liquids (barrels per day)
United States	11	10	11	10
Europe	4	4	4	5

Total	15	14	15	15

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Natural gas (Mcf per day)
United States	83	86	88	88
Europe	267	212	282	280
Asia and other	364	277	353	260

Total	714	575	723	628

Barrels of oil equivalent per day (*)	393	378	392	380

(*)	Natural gas production is converted assuming six Mcf equals one barrel.
                 United States: Crude oil production in the United States was higher in the second quarter and first half of 2008, principally due to production from new wells in North Dakota and the deepwater Gulf of Mexico.
                 Europe: Crude oil production in Europe in the second quarter and first half of 2008 was lower than the comparable periods of 2007, reflecting the sale of the Corporation’s interests in the Scott and Telford fields in the United Kingdom, cessation of production at the Fife Field and natural decline. Natural gas production in the second quarter of 2008 was higher than in the second quarter of 2007, principally reflecting increased production from the Cromarty Field in the United Kingdom, which was shut-in in the second quarter of 2007 in response to market conditions.
                 Africa: Higher crude oil production in the second quarter and first half of 2008 was due to the ramp-up of the Okume Complex in Equatorial Guinea, partially offset by a lower entitlement to Algerian production.
                 Asia and other: Crude oil production in Asia was lower in the second quarter and first half of 2008 reflecting a reduced entitlement to production in Azerbaijan. Natural gas production increased in the second quarter and first half of 2008, principally due to production from the Pangkah Field in Indonesia, which commenced in April 2007, and increased production from Block A-18 of the Joint Development Area of Malaysia and Thailand (JDA).
      Sales volumes: Higher crude oil sales volumes increased revenue by approximately $25 million in the second quarter and $200 million in the first half of 2008 compared with the corresponding periods of 2007.
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $128 million and $211 million in the second quarter and first half of 2008 compared with the corresponding periods of 2007. The increases principally reflect higher production volumes, increased production taxes, higher costs of services and materials and increased employee related costs. Depreciation, depletion and amortization charges were higher in 2008 reflecting higher production volumes and per barrel rates.
Exploration expenses: Exploration expenses were higher in the second quarter and first half of 2008 compared with the corresponding periods of 2007, reflecting higher dry hole costs and increased costs of seismic studies. The Corporation’s planned exploratory drilling activities are expected to increase in the second half of the year.
Income Taxes: The effective income tax rate for Exploration and Production operations in the first half of 2008 was 47% compared with 49% in the first half of 2007. The effective income tax rate for Exploration and Production operations for the full year of 2008 is expected to be in the range of 47% to 51%.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Other: The after-tax foreign currency gain related to Exploration and Production activities was $1 million in the second quarter of 2008 compared with a loss of $6 million in the second quarter of 2007. The after-tax foreign currency gain was $12 million for the six months ended June 30, 2008 and a loss of $9 million for the six months ended June 30, 2007.
     The Corporation’s future Exploration and Production earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses, changes in foreign exchange and income tax rates, political risk and the effects of weather.
Marketing and Refining
     Results from Marketing and Refining activities amounted to a loss of $52 million and $36 million in the second quarter and first half of 2008, respectively, compared with income of $122 million and $223 million in the second quarter and first half of 2007, respectively. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
Refining: Refining operations generated income of $3 million in the second quarter of 2008 and were breakeven in the first half of 2008 compared with income of $87 million in the second quarter of 2007 and $141 million in the first half of 2007. The Corporation’s share of HOVENSA’s results, after income taxes, was a loss of $12 million in the second quarter of 2008 compared with income of $49 million in the second quarter of 2007. The Corporation’s share of HOVENSA’s results, after income taxes, was a loss of $18 million in the first half of 2008 compared with income of $84 million in 2007, principally reflecting lower refining margins.
     At June 30, 2008, the remaining balance of the PDVSA note was $46 million, which is scheduled to be fully repaid by February 2009. Interest income on the PDVSA note after income taxes was $1 million in the second quarter and $2 million in the first half of 2008 compared with $1 million in the second quarter and $3 million in the first half of 2007.
     Port Reading’s after tax earnings were $14 million and $16 million in the second quarter and first half of 2008 compared with $35 million and $52 million in the corresponding periods of 2007, reflecting lower margins.
     The following table summarizes refinery capacity and utilization rates:

	Refinery	Refinery utilization
	capacity	Three months ended		Six months ended
	(thousands of	June 30,		June 30,
	barrels per day)	2008	2007	2008	2007
HOVENSA
Crude	500	94.2%	79.4%	91.6%	86.7%
Fluid catalytic cracker	150	73.1%	87.9%	73.7%	90.5%
Coker	58	99.5%	53.3%*	95.5%	70.8%
Port Reading	70 **	91.3%	97.9%	89.2%	91.4%

*	Coker utilization reflects a planned 30 day turnaround.

**	Refinery utilization in 2007 is based on a capacity of 65,000 barrels per day.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Marketing: Marketing operations, which consist principally of energy marketing and retail gasoline operations, generated a loss of $40 million in the second quarter of 2008 compared with breakeven results in the second quarter of 2007. Marketing operations had a loss of $8 million in the first half of 2008 compared with earnings of $43 million in the first half of 2007. The decreases principally reflect lower margins on refined product sales. Total refined product sales volumes were 475,000 barrels per day in the first half of 2008 and 452,000 barrels per day in the first half of 2007.
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to a loss of $15 million in the second quarter and $28 million in the first half of 2008 compared with income of $35 million in the second quarter of 2007 and $39 million in the first half of 2007.
     Marketing expenses increased in the second quarter and first half of 2008 compared with the corresponding periods of 2007, principally reflecting growth in energy marketing activities, higher credit card fees in retail gasoline operations and increased transportation costs.
     The Corporation’s future Marketing and Refining earnings may be impacted by volatility in marketing and refining margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.
Corporate
     After-tax corporate expenses were $33 million in the second quarter of 2008 and $72 million in the first half of 2008 compared with $32 million in the second quarter and $63 million in the first half of 2007. The increase principally reflects higher employee related expenses and professional fees.
Interest
     Interest expense was as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Total interest incurred	$66	$78	$134	$157
Less: capitalized interest	1	16	2	31

Interest expense before income taxes	65	62	132	126
Less: income taxes	25	24	50	48

After-tax interest expense	$40	$38	$82	$78

     The decrease in interest incurred in 2008 principally reflects lower average debt. The decrease in capitalized interest in 2008 reflects the completion of several development projects in 2007.
Sales and Other Operating Revenues
     Sales and other operating revenues increased by 58% in the second quarter and 52% in the first half of 2008 compared with the corresponding periods of 2007, primarily due to higher crude oil and refined product selling prices and increased sales of electricity. The increase in cost of goods sold principally reflects higher refined product costs and increased purchases of electricity.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	June 30,	December 31,
	2008	2007
Cash and cash equivalents	$1,479	$607
Current portion of long-term debt	68	62
Total debt	3,945	3,980
Stockholders’ equity	11,102	9,774
Debt to capitalization ratio(*)	26.2%	28.9%

(*)	Total debt as a percentage of the sum of total debt plus stockholders’ equity.
Cash Flows
     The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Six months ended
	June 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$2,867	$1,838
Investing activities	(1,966)	(1,948)
Financing activities	(29)	209

Net increase in cash and cash equivalents	$872	$99

Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $2,867 million in the first half of 2008 compared with $1,838 million in 2007, reflecting increased earnings. In the first half of 2008, the Corporation received a cash distribution of $50 million from HOVENSA compared with $125 million in 2007.
Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Six months ended
	June 30,
	2008	2007
Exploration and Production	$1,938	$1,982
Marketing, Refining and Corporate	67	56

Total	$2,005	$2,038

     In the first half of 2007, proceeds from the sale of the Corporation’s interests in the Scott and Telford fields in the United Kingdom were $93 million.
Financing Activities: In the first half of 2008, there was a net decrease in borrowings of $35 million from year-end 2007. Dividends paid were $97 million in the first half of 2008 ($95 million in the first half of 2007). During the first half of 2008, the Corporation received proceeds from the exercise of stock options totaling $103 million ($85 million in the same period of 2007).

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
Future Capital Requirements and Resources
     The Corporation anticipates investing a total of approximately $5 billion in capital and exploratory expenditures during 2008, of which $4.9 billion relates to Exploration and Production operations. The Corporation expects that it will fund its 2008 operations, including capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand, cash flow from operations and its available credit facilities.
     At June 30, 2008, the Corporation has $2,718 million of available borrowing capacity under its $3 billion syndicated revolving credit facility (the Revolver), substantially all of which is committed through May 2012. Outstanding borrowings under the Revolver were $281 million at June 30, 2008 compared with $220 million at December 31, 2007. In addition, at June 30, 2008, the Corporation had $336 million in outstanding borrowings and $534 million of outstanding letters of credit under its 364-day asset-backed credit facility (the Asset-backed Facility) compared with $250 million and $534 million, respectively, at December 31, 2007. The borrowings and outstanding letters of credit under the Asset-backed Facility were collateralized by approximately $1,360 million of Marketing and Refining accounts receivable. These receivables are not available to pay the general obligations of the Corporation before satisfaction of the Corporation’s obligations under the Asset-backed Facility. At June 30, 2008, the Corporation classified an aggregate of $536 million of borrowings under short-term credit facilities and the Asset-backed Facility as long-term debt, based on the available capacity under the Revolver.
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     Outstanding letters of credit were as follows (in millions):

	June 30,	December 31,
	2008	2007
Lines of Credit
Revolving credit facility	$1	$—
Asset backed credit facility	534	534
Committed short-term letter of credit facilities	2,218	995
Uncommitted lines	1,219	1,510

	$3,972	$3,039

     A loan agreement covenant based on the Corporation’s debt to equity ratio allows the Corporation to borrow up to an additional $14.6 billion for the construction or acquisition of assets at June 30, 2008. The Corporation has the ability to borrow up to an additional $2.8 billion of secured debt at June 30, 2008 under the loan agreement covenants.
Off-Balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $491 million at June 30, 2008. The Corporation’s June 30, 2008 debt to capitalization ratio would increase from 26.2% to 28.5% if the leases were included as debt.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At June 30, 2008, the guarantee amounted to $192 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
Change in Accounting Policies
     Effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (FAS 157) for financial assets and liabilities that are required to be measured at fair value. FAS 157 established a framework for measuring fair value and requires disclosure of a fair value hierarchy (see Note 8, “Fair Value Measurements”). The impact of adopting FAS 157 was not material to the Corporation’s results of operations. Upon adoption, the Corporation recorded a reduction in the net deferred hedge losses reflected in accumulated other comprehensive income, which increased stockholders’ equity by approximately $190 million, after income taxes.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (continued)
Non-Trading: The Corporation’s Exploration and Production segment uses futures and swaps to fix the selling prices of a portion of its future production and the related gains or losses are an integral part of its selling prices. Following is a summary of the Corporation’s outstanding Brent crude oil hedges at June 30, 2008:

	Average	Thousands
	Selling	of Barrels
	Price	per Day
Maturities
2008	$25.56	24
2009	25.54	24
2010	25.78	24
2011	26.37	24
2012	26.90	24
     There were no hedges of WTI crude oil at June 30, 2008. At June 30, 2008, the Corporation also had outstanding United Kingdom natural gas hedges of 50 thousand Mcf per day through October 2008 at an average selling price of approximately $11.05 per Mcf. As market conditions change, the Corporation may adjust its hedge positions. The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses derivatives to manage the risk in its marketing activities.
     Accumulated other comprehensive income (loss) at June 30, 2008 includes after-tax unrealized deferred losses of $2,138 million primarily related to crude oil contracts used as hedges of Exploration and Production sales. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.
     The Corporation estimates that at June 30, 2008, the value-at-risk for commodity related derivatives used in non-trading activities was $135 million compared with $72 million at December 31, 2007. The results may vary from time to time as hedge levels change.
Trading: In trading activities, the Corporation is exposed to changes in crude oil, natural gas and refined product prices. The trading partnership, in which the Corporation has a 50% voting interest, trades energy commodities and derivatives. The accounts of the partnership are consolidated with those of the Corporation. The Corporation also takes trading positions for its own account. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.
     Total net realized losses for the first half of 2008 amounted to $259 million ($60 million of realized gains for the first half of 2007). The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2008	2007
Fair value of contracts outstanding at January 1	$154	$365
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at June 30	511	(28)
Reversal of fair value for contracts closed during the period	22	(30)
Fair value of contracts entered into during the period and still outstanding	(339)	119

Fair value of contracts outstanding at June 30	$348	$426

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (continued)
     The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at June 30, 2008 (in millions):

		Instruments Maturing
					2011
					and
Source of Fair Value	Total	2008	2009	2010	beyond
Prices actively quoted	$264	$(413)	$523	$159	$(5)
Other external sources	83	91	(15)	—	7
Internal estimates	1	1	—	—	—

Total	$348	$(321)	$508	$159	$2

     The Corporation estimates that at June 30, 2008, the value-at-risk for trading activities, including commodities, was $11 million compared with $10 million at December 31, 2007. The results may change from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at June 30, 2008 (in millions):

Investment grade determined by outside sources	$533
Investment grade determined internally (*)	178
Less than investment grade	152

Fair value of net receivables outstanding at end of period	$863

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
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2008, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2008.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of the Registrant was held on May 7, 2008. The Inspectors of Election reported that 284,667,801 shares of common stock of the Registrant were represented in person or by proxy at the meeting, constituting 88% of the votes entitled to be cast. At the meeting, stockholders voted on:
•	The election of five nominees for the Board of Directors for the three-year term expiring in 2011.

•	The ratification of the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the independent registered public accounting firm of the Registrant for the fiscal year ending December 31, 2008.

•	A proposal to amend the Registrant’s Certificate of Incorporation and By-Laws to declassify the Board of Directors.

•	A proposal to approve the Registrant’s 2008 Long-Term Incentive Plan.
     With respect to the election of directors, the inspector of election reported as follows:

	For	Withholding Authority
Name	Nominee Listed	to Vote For Nominee Listed
Edith E. Holiday	277,728,970	6,938,831
John H. Mullin	282,525,666	2,142,135
John J. O’Connor	281,368,147	3,299,654
F. Borden Walker	281,368,758	3,299,043
Robert N. Wilson	280,435,182	4,232,619
     The inspectors reported that 281,043,829 votes were cast for the ratification of the selection of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ending December 31, 2008, 1,923,224 votes were cast against said ratification and holders of 1,700,748 votes abstained.
     The inspectors reported that 245,741,757 votes were cast for the proposal to amend the certificate of incorporation and by-laws to declassify the board, constituting 76.25% of the outstanding shares and less than the 80% required for amendment, 37,112,017 votes were cast against said proposal and holders of 1,814,027 votes abstained. There were no broker non-votes with respect to this matter.
     The inspectors reported that 255,032,299 votes were cast for the approval of the 2008 Long-Term Incentive Plan, 14,432,410 votes were cast against said proposal and holders of 1,798,830 votes abstained. There were 13,404,262 broker non-votes with respect to this matter.

PART II — OTHER INFORMATION (CONT’D.)

Item 6.	Exhibits and Reports on Form 8-K
     a. Exhibits
10(1)	2008 Long-Term Incentive Plan, incorporated by reference to Annex B to Registrant’s definitive proxy statement filed on March 27, 2008.

10(2)	Forms of awards under Registrant’s 2008 Long-Term Incentive Plan.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
     b. Reports on Form 8-K
     During the quarter ended June 30, 2008, Registrant filed one report on Form 8-K:
(i)	Filing dated April 30, 2008 reporting under Items 2.02 and 9.01 a news release dated April 30, 2008 reporting results for the first quarter of 2008.

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
Date: August 6, 2008