Form 10-Q
period 2008-09-30
HESS CORP
filed 2008-11-06
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
At September 30, 2008, there were 326,068,288 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$11,398	$7,451	$33,782	$22,191
Equity in income of HOVENSA L.L.C	52	19	23	156
Gain on asset sales	—	—	—	21
Other, net	(62)	34	38	56

Total revenues and non-operating income	11,388	7,504	33,843	22,424

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	8,165	5,322	24,237	15,922
Production expenses	503	394	1,421	1,118
Marketing expenses	266	238	766	701
Exploration expenses, including dry holes and lease impairment	157	131	467	314
Other operating expenses	62	45	154	115
General and administrative expenses	170	133	478	406
Interest expense	68	59	200	185
Depreciation, depletion and amortization	497	365	1,431	1,046

Total costs and expenses	9,888	6,687	29,154	19,807

INCOME BEFORE INCOME TAXES	1,500	817	4,689	2,617
Provision for income taxes	725	422	2,255	1,295

NET INCOME	$775	$395	$2,434	$1,322

NET INCOME PER SHARE
BASIC	$2.40	$1.26	$7.60	$4.24
DILUTED	2.37	1.23	7.47	4.15
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	327.4	319.9	325.7	318.6
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.30	$.30
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,380	$607
Accounts receivable	4,652	4,708
Inventories	1,817	1,250
Other current assets	317	361

Total current assets	8,166	6,926

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C	907	933
Other	201	184

Total investments in affiliates	1,108	1,117

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	28,153	24,831
Less reserves for depreciation, depletion, amortization and lease impairment	11,497	10,197

Property, plant and equipment — net	16,656	14,634

GOODWILL	1,225	1,225
DEFERRED INCOME TAXES	2,109	1,873
OTHER ASSETS	314	356

TOTAL ASSETS	$29,578	$26,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,108	$5,741
Accrued liabilities	1,716	1,638
Taxes payable	897	583
Current maturities of long-term debt	39	62

Total current liabilities	8,760	8,024

LONG-TERM DEBT	3,893	3,918
DEFERRED INCOME TAXES	2,503	2,362
ASSET RETIREMENT OBLIGATIONS	1,344	1,016
OTHER LIABILITIES	847	1,037

Total liabilities	17,347	16,357

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized 3% cumulative convertible series Authorized — 330 shares Issued — 0 shares at September 30, 2008; 284 shares at December 31, 2007	—	—
Common stock, par value $1.00 Authorized — 600,000 shares Issued — 326,068 shares at September 30, 2008; 320,600 shares at December 31, 2007	326	321
Capital in excess of par value	2,074	1,882
Retained earnings	11,749	9,412
Accumulated other comprehensive income (loss)	(1,918)	(1,841)

Total stockholders’ equity	12,231	9,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,578	$26,131

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,434	$1,322
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,431	1,046
Exploratory dry hole costs and lease impairment	171	75
Pre-tax gain on asset sales	—	(21)
Provision for deferred income taxes	18	66
Distributed earnings of HOVENSA L.L.C., net	27	44
Changes in other operating assets and liabilities	(9)	169

Net cash provided by operating activities	4,072	2,701

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,282)	(2,773)
Proceeds from asset sales	—	93
Other, net	50	(6)

Net cash used in investing activities	(3,232)	(2,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	312	761
Repayments	(360)	(548)
Cash dividends paid	(130)	(127)
Employee stock options exercised	111	81

Net cash (used in) provided by financing activities	(67)	167

NET INCREASE IN CASH AND CASH EQUIVALENTS	773	182
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	607	383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,380	$565

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at September 30, 2008 and December 31, 2007, and the consolidated results of operations for the three and nine month periods ended September 30, 2008 and 2007 and the consolidated cash flows for the nine month periods ended September 30, 2008 and 2007. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
2. Inventories
     Inventories consist of the following (in millions):

	September 30,	December 31,
	2008	2007
Crude oil and other charge stocks	$519	$338
Refined products and natural gas	2,193	1,577
Less: LIFO adjustment	(1,336)	(1,029)

	1,376	886
Merchandise, materials and supplies	441	364

Total inventories	$1,817	$1,250

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method. Summarized financial information for HOVENSA follows (in millions):

	September 30,	December 31,
	2008	2007
Summarized balance sheet
Cash and short-term investments	$305	$279
Other current assets	1,240	1,183
Net fixed assets	2,149	2,181
Other assets	61	62
Current liabilities	(1,546)	(1,459)
Long-term debt	(356)	(356)
Deferred liabilities and credits	(85)	(75)

Members’ equity	$1,768	$1,815

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Summarized income statement
Total sales	$5,404	$3,539	$15,143	$9,181
Cost and expenses	(5,299)	(3,500)	(15,092)	(8,866)

Net income	$105	$39	$51	$315

Hess Corporation’s share, before income taxes	$52	$19	$23	$156

     During the first nine months of 2008 and 2007, the Corporation received cash distributions from HOVENSA of $50 million and $200 million, respectively.
4. Capitalized Exploratory Well Costs
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the nine months ended September 30, 2008 (in millions):

Balance at beginning of period	$608
Additions to capitalized exploratory well costs pending the determination of proved reserves	455
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(65)
Capitalized exploratory well costs charged to expense	(7)

Balance at end of period	$991

     The preceding table excludes costs related to exploratory dry holes of $83 million which were incurred and subsequently expensed in 2008. Approximately 60% of the capitalized well costs are related to two projects in the deepwater Gulf of Mexico where further appraisal drilling is planned or development plans are being prepared. Capitalized exploratory well costs greater than one year old after completion of drilling were $380 million as of September 30, 2008 and $304 million as of December 31, 2007.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Long-Term Debt and Capitalized Interest
     At September 30, 2008, the Corporation classified an aggregate of $515 million of borrowings under short-term credit facilities as long-term debt, based on the available capacity under its $3 billion syndicated revolving credit facility, substantially all of which is committed through May 2012.
     Capitalized interest on development projects amounted to the following (in millions):

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Capitalized interest	$2	$18	$4	$49
6. Foreign Currency
     Foreign currency gains (losses) amounted to the following (in millions):

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Pre-tax foreign currency gains (losses)	$(76)	$20	$(32)	$14
After-tax foreign currency gains (losses)	(10)	1	2	(10)
     The pre-tax amount of foreign currency gains (losses) is included in Other, net within Revenues and non-operating income.
7. Retirement Plans
     Components of net periodic pension cost consisted of the following (in millions):

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Service cost	$9	$11	$29	$29
Interest cost	15	18	55	52
Expected return on plan assets	(15)	(18)	(55)	(52)
Amortization of net loss	6	6	12	16

Pension expense	$15	$17	$41	$45

     In 2008, the Corporation expects to contribute approximately $65 million to its funded pension plans and $15 million to the trust established for its unfunded pension plan. Through September 30, 2008, the Corporation contributed $76 million to its pension plans.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Fair Value Measurements
     The Corporation adopted the provisions of FAS 157 effective January 1, 2008 (see Note 1, “Basis of Presentation”). FAS 157 establishes a hierarchy for the inputs used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability presented below is based on the lowest significant input level within this fair value hierarchy. The following table provides the fair value hierarchy of the Corporation’s financial assets and (liabilities) as of September 30, 2008 (in millions):

				Collateral and
				counterparty
	Level 1	Level 2	Level 3	netting	Total
Supplemental pension plan investments	$73	$—	$15	$—	$88
Derivative contracts
Assets	306	1,178	316	(811)	989
Liabilities	(268)	(3,812)	(284)	674	(3,690)
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
     Fair value measurements based on Level 3 inputs:
     Measurements that are least observable are estimated from related market data or determined from sources with little or no market activity for comparable contracts. For example, in its energy marketing business, the Corporation sells natural gas and electricity to customers and economically hedges the price exposure by purchasing forward contracts. The fair value of these sales and purchases may be based on specific prices at less liquid delivered locations, which are classified as Level 3. There may be offsets to these positions that are priced based on more liquid markets, which are, therefore, classified as Level 1 or Level 2.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs (in millions):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
Balance at beginning of period	$559	$(4)
Unrealized gains (losses)
Included in earnings (*)	259	224
Included in other comprehensive income	(708)	(93)
Purchases, sales or other settlements during the period	(18)	(21)
Net transfers in to (out of) Level 3	(45)	(59)

Balance at end of period	$47	$47

(*)	Reflected in Sales and other operating revenue.
9. Weighted Average Common Shares
     The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Common shares – basic	322,365	313,617	320,159	311,986
Effect of dilutive securities
Stock options	2,985	2,856	3,228	2,889
Restricted common stock	1,670	2,802	1,866	3,078
Convertible preferred stock	366	590	467	601

Common shares – diluted	327,386	319,865	325,720	318,554

     During the third quarter of 2008, the Corporation’s remaining 284,139 outstanding shares of 3% cumulative convertible preferred shares were converted into common stock at a conversion rate of 1.8783 shares of common stock for each preferred share. The Corporation issued 533,697 shares of common stock for the conversion of these preferred shares and fractional shares were settled by cash payments.
10. Comprehensive Income
     Comprehensive income (loss) was as follows (in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$775	$395	$2,434	$1,322
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	83	98	270	209
Net change in fair value of cash flow hedges	326	(91)	(327)	(267)
Change in minimum postretirement plan liabilities, after tax	3	4	8	12
Change in foreign currency translation adjustment and other	(61)	30	(28)	36

Comprehensive income	$1,126	$436	$2,357	$1,312

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The Corporation reclassifies hedging gains and losses included in other comprehensive income (loss) to earnings at the time the hedged transactions are recognized. Hedging decreased Exploration and Production results for the three and nine months ended September 30, 2008 by $224 million ($138 million after income taxes) and $610 million ($377 million after income taxes), respectively. For the three and nine months ended September 30, 2007, hedging decreased Exploration and Production results by $101 million ($60 million after income taxes) and $258 million ($155 million after income taxes), respectively.
     At September 30, 2008, accumulated other comprehensive income (loss) included net after-tax unrealized deferred losses of $1,729 million related to crude oil contracts used as hedges of future Exploration and Production sales and derivatives used to manage the risk in its Marketing activities. The pre-tax amount of any deferred hedge losses and gains is reflected in accounts payable and accounts receivable, respectively, and the related income tax impact is recorded as deferred income taxes on the balance sheet. See Note 12, “Subsequent Event” for additional activity related to the crude oil hedge positions after September 30, 2008.
11. Segment Information
          The Corporation’s results by operating segment were as follows (in millions):

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Operating revenues
Exploration and Production	$2,773	$1,803	$8,659	$5,283
Marketing and Refining	8,683	5,691	25,330	17,058
Less: Transfers between affiliates	(58)	(43)	(207)	(150)

Total (*)	$11,398	$7,451	$33,782	$22,191

Net income (loss)
Exploration and Production	$699	$414	$2,548	$1,259
Marketing and Refining	161	46	125	269
Corporate, including interest	(85)	(65)	(239)	(206)

Total	$775	$395	$2,434	$1,322

(*)	Operating revenues exclude excise and similar taxes of approximately $550 million and $500 million in the third quarter of 2008 and 2007, respectively, and $1,650 million and $1,500 million during the first nine months of 2008 and 2007, respectively.
Identifiable assets by operating segment were as follows (in millions):

	September 30,	December 31,
	2008	2007
Exploration and Production	$19,567	$17,008
Marketing and Refining	7,208	6,667
Corporate	2,803	2,456

Total	$29,578	$26,131

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. Subsequent Event
     At September 30, 2008, the Corporation had outstanding Brent crude oil hedge positions on 24,000 barrels per day of production through 2012 at prices ranging from $25.54 to $26.90 per barrel. In October 2008, the Corporation closed its Brent crude oil hedge positions by entering into offsetting contracts with the same counterparty covering 24,000 barrels per day from 2009 through 2012 at a per barrel price of $86.95 each year. The fourth quarter 2008 hedges were not affected by these transactions and are still open. The deferred after-tax loss as of the date the hedge positions were closed will be recorded in earnings as the contracts mature.

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures, purchases, transports, trades and markets refined petroleum products, natural gas and electricity. Net income was $775 million for the third quarter of 2008, compared with $395 million in the third quarter of 2007.
     Exploration and Production: E&P earnings were $699 million for the third quarter of 2008, compared with $414 million in the third quarter of 2007. In the third quarter of 2008, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $93.36 per barrel compared with $65.26 per barrel in the third quarter of 2007. The Corporation’s average worldwide natural gas selling price, including the effect of hedging, was $7.60 per Mcf in the third quarter of 2008 compared with $5.38 per Mcf in the third quarter of 2007. Worldwide crude oil and natural gas production was 361,000 barrels of oil equivalent per day (boepd) in the third quarter of 2008 compared with 357,000 boepd in the same period of 2007. Facilities downtime associated with hurricanes in the Gulf of Mexico reduced third quarter production by an average of approximately 11,000 boepd and will also reduce fourth quarter production. As a result, full year production is now expected to be approximately 380,000 boepd.
The following is an update of recent Exploration and Production activities:
•	The Corporation continued progressing its field developments during the third quarter. Production from Phase 2 at Block A-18 of the Joint Development Area of Malaysia and Thailand (Hess 50%) and the Shenzi Field (Hess 28%) in the deepwater Gulf of Mexico are expected to start up in early 2009 and oil production from the Ujung Pangkah Field (Hess 75%) in Indonesia is planned to commence in mid-2009.

•	The Corporation completed its initial four exploration well program on Block WA-390-P (Hess 100%) located in Australia’s Northwest Shelf. Following the Glencoe and Briseis discoveries, the Corporation’s Nimblefoot-1 exploration well encountered 93 feet of net gas pay in September. In October, the Corporation completed the fourth well, Warrior-1, which failed to find commercial quantities of hydrocarbons. The Corporation plans to integrate the results of this drilling campaign with recently acquired seismic data to determine its 2009 drilling program, which is currently expected to commence in the second half of the year.

•	In the third quarter of 2008, the Corporation commenced drilling deepwater wells on Block 54 (Hess 100%) in Libya and Cape Three Points (Hess 100%) in Ghana. In October 2008, drilling of an exploration well commenced on the BMS 22 Block in the Santos Basin (Hess 40%) located offshore Brazil.
     Marketing and Refining: M&R results generated income of $161 million in the third quarter of 2008, compared with income of $46 million in the third quarter of 2007, primarily reflecting higher refining and marketing margins.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Exploration and Production	$699	$414	$2,548	$1,259
Marketing and Refining	161	46	125	269
Corporate	(42)	(28)	(114)	(91)
Interest expense	(43)	(37)	(125)	(115)

Net income	$775	$395	$2,434	$1,322

Net income per share (diluted)	$2.37	$1.23	$7.47	$4.15

Items Affecting Comparability Between Periods
     The following table reflects the total after-tax impact of items affecting comparability of earnings between periods (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Exploration and Production	$—	$(33)	$—	$(18)
Marketing and Refining	—	—	—	—
Corporate	—	—	—	—

	$—	$(33)	$—	$(18)

     In the third quarter of 2007, the Corporation recorded charges totaling $33 million ($64 million before income taxes) for adjustments to prior meter readings at two offshore fields. During the second quarter of 2007, the Corporation recorded a net gain of $15 million ($21 million before income taxes) related to the sale of its interests in the Scott and Telford fields located in the United Kingdom North Sea.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Comparison of Results
Exploration and Production
     Following is a summarized income statement of the Corporation’s Exploration and Production operations (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales and other operating revenues(*)	$2,661	$1,747	$8,343	$5,060
Non-operating income (expenses)	(71)	30	(2)	52

Total revenues	2,590	1,777	8,341	5,112

Cost and expenses
Production expenses, including related taxes	503	394	1,421	1,118
Exploration expenses, including dry holes and lease impairment	157	131	467	314
General, administrative and other expenses	84	64	220	183
Depreciation, depletion and amortization	479	345	1,375	991

Total costs and expenses	1,223	934	3,483	2,606

Results of operations before income taxes	1,367	843	4,858	2,506
Provision for income taxes	668	429	2,310	1,247

Results of operations	$699	$414	$2,548	$1,259

(*)	Amounts differ from E&P operating revenues in Note 11 “Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from unrelated third parties.
     After considering the items affecting comparability between periods, the remaining changes in Exploration and Production earnings are primarily attributable to changes in selling prices, sales volumes, operating costs, exploration expenses and income taxes, as discussed below.
Selling prices: Higher average realized selling prices of crude oil and natural gas increased Exploration and Production revenues by approximately $800 million and $2,950 million in the third quarter and first nine months of 2008, respectively, compared with the corresponding periods of 2007. The Corporation’s average selling prices were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Average selling prices
Crude oil — per barrel (including hedging)
United States	$116.14	$73.20	$109.39	$62.88
Europe	83.23	62.06	90.69	56.95
Africa	91.72	64.38	89.66	57.72
Asia and other	105.58	70.69	106.09	66.59
Worldwide	93.36	65.26	93.62	58.82

Crude oil — per barrel (excluding hedging)
United States	$116.14	$73.20	$109.39	$62.88
Europe	83.23	62.06	90.69	56.95
Africa	108.49	73.49	106.91	66.47
Asia and other	105.58	70.69	106.09	66.59
Worldwide	102.80	69.85	102.03	62.66

Natural gas liquids — per barrel
United States	$77.50	$51.27	$72.79	$47.43
Europe	81.84	48.44	84.77	51.55
Worldwide	78.50	50.58	75.96	48.83

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Natural gas — per Mcf (including hedging)
United States	$8.57	$5.80	$9.35	$6.75
Europe	10.12	6.09	9.75	5.03
Asia and other	5.77	4.69	5.33	4.55
Worldwide	7.60	5.38	7.48	5.08

Natural gas — per Mcf (excluding hedging)
United States	$8.57	$5.80	$9.35	$6.75
Europe	10.84	6.09	10.16	5.03
Asia and other	5.77	4.69	5.33	4.55
Worldwide	7.85	5.38	7.64	5.08
     Crude oil and natural gas hedges reduced Exploration and Production earnings by $138 million and $377 million in the third quarter and first nine months of 2008, respectively ($224 million and $610 million before income taxes). Crude oil hedges reduced Exploration and Production earnings by $60 million and $155 million in the third quarter and first nine months of 2007, respectively ($101 million and $258 million before income taxes). See the Non-Trading section of “Market Risk Disclosures” on page 21 for additional activity related to these hedge positions after September 30, 2008.
Sales and production volumes: The Corporation’s crude oil and natural gas production, on a barrel of oil equivalent basis, was 361,000 boepd in the third quarter of 2008 compared with 357,000 boepd in the same period of 2007. Production in the first nine months of 2008 was 382,000 boepd compared with 372,000 boepd in the first nine months of 2007. Facilities downtime associated with hurricanes in the Gulf of Mexico reduced third quarter production by an average of approximately 11,000 boepd. Delays from the hurricanes in bringing back the operations of third-party transportation infrastructure will also reduce fourth quarter production. The Corporation anticipates that its production for the full year of 2008 will average approximately 380,000 boepd and that production impacted by the hurricanes will be fully restored by January 2009.
The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Crude oil (barrels per day)
United States	31	31	34	31
Europe	80	83	82	96
Africa	121	123	123	112
Asia and other	12	20	14	20

Total	244	257	253	259

Natural gas liquids (barrels per day)
United States	9	11	10	10
Europe	4	3	4	5

Total	13	14	14	15

Natural gas (Mcf per day)
United States	76	87	84	87
Europe	216	188	260	249
Asia and other	333	241	346	254

Total	625	516	690	590

Barrels of oil equivalent per day (*)	361	357	382	372

(*)	Natural gas production is converted assuming six Mcf equals one barrel.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
          United States: Crude oil production in the United States was higher in the first nine months of 2008, principally due to production from new wells in North Dakota and the deepwater Gulf of Mexico. In the third quarter of 2008, this increased production was offset by the impacts of hurricanes in the Gulf of Mexico.
          Europe: Crude oil production in Europe in the third quarter and first nine months of 2008 was lower than the comparable periods of 2007, due to temporary shut-ins at two North Sea fields, cessation of production at the Fife Field and natural decline. These decreases were partially offset by increased production in Russia. Natural gas production in the third quarter and first nine months of 2008 was higher than in the same periods of 2007, principally reflecting increased production from the Cromarty Field in the United Kingdom, which was shut-in for a portion of 2007 in response to market conditions, partially offset by natural decline. In addition, third quarter 2008 natural gas nominations at certain fields were higher because a third-party pipeline was shut down in the third quarter of 2007.
          Africa: Higher crude oil production in the first nine months of 2008 was principally due to the continued development of the Okume Complex in Equatorial Guinea, partially offset by a lower entitlement to Algerian production.
          Asia and other: Crude oil production in Asia was lower in the third quarter and first nine months of 2008, reflecting a reduced entitlement to production in Azerbaijan and production interruptions. Natural gas production increased in the third quarter of 2008 principally due to increased production from Block A-18 of the Joint Development Area of Malaysia and Thailand (JDA). In the third quarter of 2007, operations at Block A-18 of the JDA were impacted by a planned shut-down in order to install facilities required for phase 2 gas sales. In the first nine months of 2008 production also increased as a result of production from the Pangkah Field in Indonesia, which commenced in April 2007.
     Sales volumes: Higher crude oil sales volumes increased revenue by approximately $50 million in the third quarter and $260 million in the first nine months of 2008 compared with the corresponding periods of 2007.
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $129 million and $340 million in the third quarter and first nine months of 2008, respectively, compared with the corresponding periods of 2007. The increases principally reflect higher production volumes, increased production taxes (due to higher realized selling prices), higher costs of services and materials and increased employee related costs. Depreciation, depletion and amortization charges were higher in 2008 reflecting higher production volumes and per barrel rates.
Exploration expenses: Exploration expenses were higher in the third quarter and first nine months of 2008 compared with the corresponding periods of 2007, reflecting higher dry hole costs and increased costs of seismic studies.
Income Taxes: The effective income tax rate for Exploration and Production operations in the first nine months of 2008 was 48% compared with 50% in the first nine months of 2007. The effective income tax rate for Exploration and Production operations for the full year of 2008 is expected to be in the range of 47% to 51%.
Other: The after-tax foreign currency loss related to Exploration and Production activities was $8 million in the third quarter of 2008 compared with income of $1 million in the third quarter of 2007. The after-tax foreign currency gain was $3 million for the nine months ended September 30, 2008 and a loss of $8 million for the nine months ended September 30, 2007.

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
Marketing and Refining
     Marketing and Refining income amounted to $161 million and $125 million in the third quarter and first nine months of 2008, respectively, compared with $46 million and $269 million in the third quarter and first nine months of 2007. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
Refining: Refining operations generated income of $46 million in the third quarter and first nine months of 2008 compared with income of $25 million in the third quarter and $166 million in the first nine months of 2007. The Corporation’s share of HOVENSA’s income, after income taxes, was $32 million in the third quarter of 2008 compared with $12 million in the third quarter of 2007. The Corporation’s share of HOVENSA’s income, after income taxes, was $14 million in the first nine months of 2008 compared with $96 million in 2007, principally reflecting lower refining margins.
     At September 30, 2008, the remaining balance of the PDVSA note was $30 million, which is scheduled to be fully repaid by February 2009. Interest income on the PDVSA note, after income taxes, was $2 million in the first nine months of 2008 compared with $5 million in the first nine months of 2007, reflecting a lower outstanding balance.
     Port Reading’s after tax earnings were $14 million and $30 million in the third quarter and first nine months of 2008, respectively, compared with $10 million and $62 million in the corresponding periods of 2007, also reflecting lower margins.
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three months ended		Nine months ended
	capacity	September 30,		September 30,
	(thousands of
	barrels per day)	2008	2007	2008	2007
HOVENSA
Crude	500	91.3%	91.9%	91.5%	88.4%
Fluid catalytic cracker	150	72.8%	82.4%	73.4%	87.8%
Coker	58	105.4%	92.6%	98.8%	78.1%
Port Reading	70 *	92.4%	93.8%	90.3%	92.2%

*	Refinery utilization in 2007 is based on a capacity of 65,000 barrels per day.
Marketing: Marketing operations, which consist principally of energy marketing and retail gasoline operations, generated earnings of $110 million in the third quarter of 2008 compared with $21 million in the third quarter of 2007. The increase was primarily due to increased margins in retail gasoline operations and energy marketing activities. Marketing operations had earnings of $102 million in the first nine months of 2008 compared with earnings of $64 million in the first nine months of 2007. Total refined product sales volumes were 470,000 barrels per day in the first nine months of 2008 compared with 447,000 barrels per day in the first nine months of 2007.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Trading: The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results from the trading partnership, amounted to earnings of $5 million in the third quarter and a loss of $23 million in the first nine months of 2008 compared with breakeven results in the third quarter of 2007 and income of $39 million in the first nine months of 2007.
     Marketing expenses increased in the third quarter and first nine months of 2008 compared with the corresponding periods of 2007, principally reflecting growth in energy marketing activities, higher credit card fees in retail gasoline operations and increased transportation costs.
     The Corporation’s future Marketing and Refining earnings may be impacted by volatility in marketing and refining margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.
Corporate
     After-tax corporate expenses were $42 million in the third quarter of 2008 compared with $28 million in the third quarter of 2007. After-tax corporate expenses were $114 million in the first nine months of 2008 compared with $91 million in the first nine months of 2007. The increases principally reflect higher employee related expenses, losses on pension related investments and higher professional fees.
Interest
     Interest expense was as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Total interest incurred	$70	$77	$204	$234
Less: capitalized interest	2	18	4	49

Interest expense before income taxes	68	59	200	185
Less: income taxes	25	22	75	70

After-tax interest expense	$43	$37	$125	$115

     The decrease in interest incurred in the first nine months of 2008 principally reflects lower average debt. The decrease in capitalized interest in 2008 reflects the completion of several development projects in 2007.
Sales and Other Operating Revenues
     Sales and other operating revenues increased by 53% in the third quarter and 52% in the first nine months of 2008 compared with the corresponding periods of 2007, primarily due to higher crude oil and refined product selling prices and increased sales of electricity. The increase in cost of goods sold principally reflects higher refined product costs and increased purchases of electricity.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	September 30,	December 31,
	2008	2007
Cash and cash equivalents	$1,380	$607
Current portion of long-term debt	39	62
Total debt	3,932	3,980
Stockholders’ equity	12,231	9,774
Debt to capitalization ratio(*)	24.3%	28.9%

(*)	Total debt as a percentage of the sum of total debt plus stockholders’ equity.
Cash Flows
     The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Nine months ended
	September 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$4,072	$2,701
Investing activities	(3,232)	(2,686)
Financing activities	(67)	167

Net increase in cash and cash equivalents	$773	$182

     Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $4,072 million in the first nine months of 2008 compared with $2,701 million in 2007, reflecting increased earnings. In the first nine months of 2008, the Corporation received cash distributions of $50 million from HOVENSA compared with $200 million in 2007.
     Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Nine months ended
	September 30,
	2008	2007
Exploration and Production	$3,185	$2,679
Marketing, Refining and Corporate	97	94

Total	$3,282	$2,773

     Financing Activities: In the first nine months of 2008, there was a net decrease in borrowings of $48 million from year-end 2007. Dividends paid were $130 million in the first nine months of 2008 ($127 million in the first nine months of 2007). During the first nine months of 2008, the Corporation received proceeds from the exercise of stock options totaling $111 million ($81 million in the same period of 2007).
Future Capital Requirements and Resources
     The Corporation anticipates investing a total of approximately $5 billion in capital and exploratory expenditures during 2008. The Corporation expects that it will fund its 2008 operations, including capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand, cash flow from operations and its available credit facilities.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
     Commodity prices have decreased considerably subsequent to September 30, 2008. Such decreases will have an impact on the Corporation’s future revenues, earnings and cash flows. As a result, the Corporation will make an appropriate reduction to its 2009 capital and exploratory expenditures.
     At September 30, 2008, the Corporation has $2,683 million of available borrowing capacity under its $3 billion syndicated revolving credit facility (the Revolver), substantially all of which is committed through May 2012. Outstanding borrowings under the Revolver were $317 million at September 30, 2008 compared with $220 million at December 31, 2007. In addition, at September 30, 2008, the Corporation had $315 million in outstanding borrowings and $534 million of outstanding letters of credit under its 364-day asset-backed credit facility (the Asset-backed Facility) compared with $250 million and $534 million, respectively, at December 31, 2007. The borrowings and outstanding letters of credit under the Asset-backed Facility were collateralized by approximately $1,200 million of Marketing and Refining accounts receivable. These receivables are not available to pay the general obligations of the Corporation before satisfaction of the Corporation’s obligations under the Asset-backed Facility. At September 30, 2008, the Corporation classified an aggregate of $515 million of borrowings under short-term credit facilities and the Asset-backed Facility as long-term debt, based on the available capacity under the Revolver. In October 2008, the Corporation renewed its Asset-backed Facility for an additional 364 days with a total capacity of $500 million, subject to available accounts receivable.
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     Outstanding letters of credit were as follows (in millions):

	September 30,	December 31,
	2008	2007
Revolving credit facility	$—	$—
Asset backed credit facility	534	534
Committed letter of credit facilities	1,982	995
Uncommitted facilities	1,277	1,510

	$3,793	$3,039

          A loan agreement covenant based on the Corporation’s debt to equity ratio allows the Corporation to borrow up to an additional $16.5 billion for the construction or acquisition of assets at September 30, 2008. The Corporation has the ability to borrow up to an additional $3.1 billion of secured debt at September 30, 2008 under the loan agreement covenants.
Off-Balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $491 million at September 30, 2008. The Corporation’s September 30, 2008 debt to capitalization ratio would increase from 24.3% to 26.6% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At September 30, 2008, the guarantee amounted to $342 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

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
Market Risk Disclosures
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
Value-at-Risk: The Corporation uses value-at-risk to monitor and control commodity risk within its trading and non-trading activities. The value-at-risk model uses historical simulation and the results represent the potential pre-tax loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. The potential change in fair value based on commodity price risk is presented in the non-trading and trading sections below.
Non-Trading: The Corporation’s Exploration and Production segment uses futures and swaps to fix the selling prices of a portion of its future production and the related gains or losses are a component of its selling prices. Following is a summary of the Corporation’s outstanding Brent crude oil hedges at September 30, 2008:

	Average	Thousands
	Selling	of Barrels
	Price	per Day
Maturities
2008	$25.56	24
2009	25.54	24
2010	25.78	24
2011	26.37	24
2012	26.90	24

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosures (continued)
     Accumulated other comprehensive income (loss) at September 30, 2008 included net after-tax unrealized deferred losses of $1,729 million related to crude oil contracts used as hedges of future Exploration and Production sales and derivatives used to manage risk in its Marketing activities. The pre-tax amount of any deferred hedge losses and gains is reflected in accounts payable and accounts receivable, respectively, and the related income tax impact is recorded as deferred income taxes on the balance sheet. The Corporation estimates that at September 30, 2008, the value-at-risk for commodity related derivatives used in non-trading activities was $139 million compared with $72 million at December 31, 2007.
     In October 2008, the Corporation closed its Brent crude oil hedge positions by entering into offsetting contracts with the same counterparty covering 24,000 barrels per day from 2009 through 2012 at a per barrel price of $86.95 each year. The fourth quarter 2008 hedges were not affected by these transactions and are still open. The deferred after-tax loss as of the date the hedge positions were closed will be recorded in earnings as the contracts mature. As a result of entering into the offsetting contracts, the value-at-risk for commodity related derivatives used in non-trading activities as of September 30, 2008 would have been reduced to approximately $20 million.
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
          Total net realized losses for the first nine months of 2008 amounted to $97 million ($358 million of realized gains for the first nine months of 2007). The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2008	2007
Fair value of contracts outstanding at January 1	$154	$365
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at September 30	141	(69)
Reversal of fair value for contracts closed during the period	49	(133)
Fair value of contracts entered into during the period and still outstanding	(60)	(37)

Fair value of contracts outstanding at September 30	$284	$126

          The Corporation uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Internal estimates are based on internal models incorporating underlying market information such as commodity volatilities and correlations. The Corporation’s risk management department regularly compares valuations to independent sources and models. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at September 30, 2008 (in millions):

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosures (continued)

		Instruments Maturing
					2011
					and
	Total	2008	2009	2010	beyond
Source of Fair Value
Prices actively quoted	$216	$(239)	$207	$222	$26
Other external sources	64	73	(9)	—	—
Internal estimates	4	4	—	—	—

Total	$284	$(162)	$198	$222	$26

          The Corporation estimates that at September 30, 2008, the value-at-risk for trading activities, including commodities, was $12 million compared with $10 million at December 31, 2007. The value-at-risk for trading activities may vary from time to time as strategies change to capture potential market rate movements and market conditions change.
          The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at September 30, 2008 (in millions):

Investment grade determined by outside sources	$289
Investment grade determined internally (*)	155
Less than investment grade	107

Fair value of net receivables outstanding at end of period	$551

(*)	Based on information provided by counterparties and other available sources.
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
Item 4. Controls and Procedures
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2008, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2008.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Registrant, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. Various state and local government entities and water authorities filed a series of similar lawsuits in jurisdictions across the United States against producers of MTBE and petroleum refiners who produce gasoline containing MTBE, including the Registrant. These cases have been consolidated for pre-trial proceedings in the Southern District of New York. In the fourth quarter of 2007, the Registrant recorded a pre-tax charge of $40 million related to the Registrant’s MTBE litigation.
In October 2008, 31 of these cases have been settled and dismissed, but the Registrant remains a defendant in over 20 cases. The principal allegation in all cases is that gasoline containing MTBE is a defective product and that defendants are strictly liable for damage to groundwater resources. The plaintiffs seek substantial compensatory and punitive damages in addition to injunctive relief.
Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
b.	Reports on Form 8-K

During the quarter ended September 30, 2008, Registrant filed one report on Form 8-K:
(i)	Filing dated July 30, 2008 reporting under Items 2.02 and 9.01 a news release dated July 30, 2008 reporting results for the second quarter of 2008.

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

Date: November 6, 2008