Form 10-K
period 2008-12-31
HESS CORP
filed 2009-02-27
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-1204

Hess Corporation
(Exact name of Registrant as specified in its charter)

DELAWARE	13-4921002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1185 AVENUE OF THE AMERICAS, NEW YORK, N.Y. (Address of principal executive offices)	10036 (Zip Code)

(Registrant’s telephone number, including area code, is (212) 997-8500)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (par value $1.00)	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $36,438,000,000 computed using the outstanding common shares and closing market price on June 30, 2008.

At December 31, 2008, there were 326,132,740 shares of Common Stock outstanding.

Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 6, 2009.

HESS CORPORATION

Form 10-K

PART I

Items 1 and 2.  Business and Properties

Hess Corporation (the Registrant) is a Delaware corporation, incorporated in 1920. The Registrant and its subsidiaries (collectively referred to as the Corporation or Hess) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. These exploration and production activities take place principally in Algeria, Australia, Azerbaijan, Brazil, Denmark, Egypt, Equatorial Guinea, Gabon, Ghana, Indonesia, Libya, Malaysia, Norway, Peru, Russia, Thailand, the United Kingdom and the United States. The M&R segment manufactures, purchases, transports, trades and markets refined petroleum products, natural gas and electricity. The Corporation owns 50% of a refinery joint venture in the United States Virgin Islands, and another refining facility, terminals and retail gasoline stations, most of which include convenience stores, located on the East Coast of the United States.

Exploration and Production

The Corporation’s total proved reserves at December 31 were as follows:

	Crude Oil				Total Barrels of
	and				Oil
	Natural Gas				Equivalent
	Liquids		Natural Gas		(BOE)*
	2008	2007	2008	2007	2008	2007
	(Millions of barrels)		(Millions of mcf)		(Millions of barrels)

United States	227	204	276	270	273	249
Europe	332	329	639	656	438	438
Africa	324	285	69	87	336	300
Asia and other	87	67	1,789	1,655	385	343

	970	885	2,773	2,668	1,432	1,330

*	Reflects natural gas reserves converted on the basis of relative energy content (six mcf equals one barrel).

On a barrel of oil equivalent (boe) basis, 43% of the Corporation’s worldwide proved reserves are undeveloped at December 31, 2008 (44% at December 31, 2007). Proved reserves held under production sharing contracts at December 31, 2008 totaled 28% of crude oil and natural gas liquids and 58% of natural gas reserves (25% and 57% respectively, at December 31, 2007).

Worldwide crude oil, natural gas liquids and natural gas production was as follows:

	2008	2007	2006

Crude oil (thousands of barrels per day)
United States
Onshore	17	15	15
Offshore	15	16	21

	32	31	36

Europe
United Kingdom	29	38	50
Norway	16	19	22
Denmark	11	12	19
Russia	27	24	18

	83	93	109

	2008	2007	2006

Africa
Equatorial Guinea	72	56	28
Algeria	15	22	22
Gabon	14	14	12
Libya	23	23	23

	124	115	85

Asia and other
Azerbaijan	7	16	7
Other	6	5	5

	13	21	12

Total	252	260	242

Natural gas liquids (thousands of barrels per day)
United States
Onshore	7	7	7
Offshore	3	3	3

	10	10	10

Europe
United Kingdom	3	4	4
Norway	1	1	1

	4	5	5

Total	14	15	15

Natural gas (thousands of mcf per day)
United States
Onshore	41	42	54
Offshore	37	46	56

	78	88	110

Europe
United Kingdom	223	231	244
Norway	22	18	22
Denmark	10	10	17

	255	259	283

Asia and other
Joint Development Area of Malaysia and Thailand (JDA)	185	115	131
Thailand	87	90	60
Indonesia	82	59	26
Other	2	2	2

	356	266	219

Total	689	613	612

Barrels of oil equivalent*	381	377	359

*	Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).

The Corporation presently estimates that its 2009 production will be approximately 380,000 to 390,000 barrels of oil equivalent per day (boepd).

A description of our significant E&P operations follows:

United States

At December 31, 2008, 19% of the Corporation’s total proved reserves were located in the United States. During 2008, 16% of the Corporation’s crude oil and natural gas liquids production and 11% of its natural gas production were from United States operations. The Corporation’s production in the United States was principally from properties offshore in the Gulf of Mexico, which include the Llano (Hess 50%), Conger (Hess 38%), Baldpate (Hess 50%), Hack Wilson (Hess 25%) and Penn State (Hess 50%) fields, as well as onshore properties in North Dakota and in the Permian Basin of Texas.

In the deepwater Gulf of Mexico, development of the Shenzi Field (Hess 28%) progressed in 2008. Tension leg platform tendons, hull and topsides were installed and flowlines were laid and tested. First production is expected in the second quarter of 2009.

In the Williston Basin of North Dakota, the Corporation holds a net acreage position in the Bakken Play of approximately 570,000 acres. In 2009, the Corporation plans to drill additional production wells and expand production facilities.

The Corporation is developing a residual oil zone at the Seminole-San Andres Unit (Hess 34%) in Texas where carbon dioxide gas supplied from its interests in the West Bravo Dome and Bravo Dome fields in New Mexico will be injected to enhance recovery of crude oil.

In the Pony prospect on Green Canyon Block 468 (Hess 100%) in the deepwater Gulf of Mexico, the Corporation successfully completed drilling an appraisal well in June 2008. The Corporation is evaluating development options for Pony.

At the Corporation’s Tubular Bells prospect (Hess 20%) located in the Mississippi Canyon area of the deepwater Gulf of Mexico, a third well was successfully drilled during 2008. The operator is evaluating development options for Tubular Bells.

At December 31, 2008, the Corporation had interests in more than 400 exploration blocks in the Gulf of Mexico, which included 1,442,020 net undeveloped acres.

Europe

At December 31, 2008, 31% of the Corporation’s total proved reserves were located in Europe (United Kingdom 9%, Norway 13%, Denmark 3% and Russia 6%). During 2008, 33% of the Corporation’s crude oil and natural gas liquids production and 37% of its natural gas production were from European operations.

United Kingdom:  Production of crude oil and natural gas liquids from the United Kingdom North Sea was principally from the Corporation’s non-operated interests in Nevis (Hess 39%), Schiehallion (Hess 16%), Clair (Hess 9%), Bittern (Hess 28%) and Beryl (Hess 22%) fields. Natural gas production from the United Kingdom was primarily from the Atlantic (Hess 25%) and Cromarty (Hess 90%), Easington Catchment Area (Hess 32%), Bacton area (Hess 23%), Beryl (Hess 22%), Everest (Hess 19%), Lomond (Hess 17%) and Nevis (Hess 39%) fields.

Norway:  Substantially all of the 2008 and 2007 Norwegian production was from the Corporation’s interest in the Valhall Field (Hess 28%). A field redevelopment for Valhall commenced in 2008 and is expected to be completed in 2010. The Corporation also holds an interest in the Snohvit Field (Hess 3%) located offshore Norway.

Denmark:  Crude oil and natural gas production comes from the Corporation’s interest in the South Arne Field (Hess 58%).

Russia:  The Corporation’s activities in Russia are conducted through its 80%-owned interest in a corporate joint venture operating in the Volga-Urals region of Russia.

Africa

At December 31, 2008, 23% of the Corporation’s total proved reserves were located in Africa (Equatorial Guinea 8%, Algeria 4%, Libya 10% and Gabon 1%). During 2008, 46% of the Corporation’s crude oil and natural gas liquids production was from African operations.

Equatorial Guinea:  The Corporation is the operator and owns an interest in Block G (Hess 85%) which contains the Ceiba Field and Okume Complex.

Algeria:  The Corporation has a 49% interest in a venture with the Algerian national oil company that is redeveloping three oil fields.

Libya:  The Corporation, in conjunction with its Oasis Group partners, has oil and gas production operations in the Waha concessions in Libya (Hess 8%). The Corporation also owns a 100% interest in offshore exploration Area 54, where a successful exploration well was drilled in 2008. The Corporation intends to obtain 3D seismic in Area 54 and further drilling is planned.

Gabon:  The Corporation’s activities in Gabon are conducted through its Gabonese subsidiary, where the Corporation has interests in the Rabi Kounga, Toucan and Atora fields. In the third quarter of 2008, the Corporation acquired the remaining 22.5% interest in the Gabonese subsidiary.

Egypt:  The Corporation has a 25-year development lease for the West Mediterranean Block 1 concession (West Med Block) (Hess 55%), which contains four existing natural gas discoveries and additional exploration opportunities. During 2008, the Corporation drilled a successful exploration well on the block, which encountered natural gas and crude oil. The Corporation is currently conducting engineering studies and further exploratory drilling is planned.

Ghana:  The Corporation holds a 100% interest in the Cape Three Points South Block located offshore Ghana. The Corporation is currently acquiring new 3D seismic in the unexplored western half of the license area.

Asia and Other

At December 31, 2008, 27% of the Corporation’s total proved reserves were located in the Asia and other region (JDA 13%, Indonesia 9%, Thailand 3% and Azerbaijan 2%). During 2008, 5% of the Corporation’s crude oil and natural gas liquids production and 52% of its natural gas production were from Asia and other operations.

Joint Development Area of Malaysia and Thailand:  The Corporation owns an interest in Block A-18 of the JDA (Hess 50%) in the Gulf of Thailand. Phase 2 gas sales commenced in November of 2008 upon commissioning of a third-party gas export pipeline to Thailand.

Indonesia:  The Corporation’s natural gas production in Indonesia primarily comes from its interests offshore in the Ujung Pangkah project (Hess 75%), which commenced in 2007, and the Natuna A Field (Hess 23%). Additional production from a Phase 2 oil project at Ujung Pangkah is expected in mid 2009. The Corporation also owns an interest in the onshore Jambi Merang natural gas project (Hess 25%), which was sanctioned for development in 2007. In the fourth quarter of 2008, the Corporation acquired a 100% working interest in the offshore Semai V exploration block.

Thailand:  The Corporation’s natural gas production in Thailand primarily comes from the offshore Pailin Field (Hess 15%) and the onshore Sinphuhorm Block (Hess 35%).

Azerbaijan:  The Corporation has an interest in the Azeri-Chirag-Gunashli (ACG) fields (Hess 3%) in the Caspian Sea. The Corporation also holds an interest in the Baku-Tbilisi-Ceyhan (BTC) Pipeline (Hess 2%).

Australia:  The Corporation holds a 100% interest in an exploration license covering 780,000 acres in the Carnarvon basin offshore Western Australia (WA-Block 390-P). During 2008, the Corporation completed drilling its initial four exploration wells of a 16 well commitment on the block. Three of the four wells discovered natural gas and the Corporation plans to drill five additional exploration wells in 2009. The Corporation also holds a 50% interest in WA-Block 404-P located offshore Western Australia, which covers a total area of 680,000 acres. The operator plans to drill three wells on this block in 2009.

Brazil:  The Corporation has interests in two blocks located offshore Brazil, the BM-S-22 Block (Hess 40%) in the Santos Basin and the BM-ES-30 Block (Hess 60%) in the Espirito Santo Basin. The operator commenced drilling of the Azulao exploration well on BM-S-22 in 2008 and filed a Notice of Discovery with the regulators on January 16, 2009. The operator plans to drill another well on BM-S-22 in 2009.

Oil and Gas Reserves

The Corporation’s net proved oil and gas reserves at the end of 2008, 2007 and 2006 are presented under Supplementary Oil and Gas Data on pages 75 through 81 in the accompanying financial statements.

During 2008, the Corporation provided oil and gas reserve estimates for 2007 to the United States Department of Energy. Such estimates are consistent with the information furnished to the SEC on Form 10-K for the year ended December 31, 2007, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

Sales commitments:  The Corporation has no contracts or agreements to sell fixed quantities of its crude oil production. In the United States, natural gas is marketed by the M&R segment on a spot basis and under contracts for varying periods to local distribution companies, and commercial, industrial and other purchasers. The Corporation’s United States natural gas production is expected to approximate 20% of its 2009 sales commitments under long-term contracts. The Corporation attempts to minimize supply risks associated with its United States natural gas supply commitments by entering into purchase contracts with third parties having reliable sources of supply, on terms substantially similar to those under its commitments and by leasing storage facilities.

Outside of the United States, the Corporation generally sells its natural gas production under long-term sales contracts at prices that are periodically adjusted due to changes in commodity prices or other indices. In the United Kingdom, the Corporation sells the majority of its natural gas production on a spot basis.

Average selling prices and average production costs

	2008	2007	2006

Average selling prices*
Crude oil (per barrel)
United States	$96.82	$69.23	$60.45
Europe	78.75	60.99	56.19
Africa	78.72	62.04	51.18
Asia and other	97.07	72.17	61.52
Worldwide	82.04	63.44	55.31
Natural gas liquids (per barrel)
United States	$64.98	$51.89	$46.22
Europe	74.63	57.20	47.30
Worldwide	67.61	53.72	46.59
Natural gas (per mcf)
United States	$8.61	$6.67	$6.59
Europe	9.44	6.13	6.20
Asia and other	5.24	4.71	4.05
Worldwide	7.17	5.60	5.50
Average production (lifting) costs per barrel of oil equivalent produced**
United States	$18.46	$13.56	$9.54
Europe	17.12	14.06	10.73
Africa	10.22	9.09	9.03
Asia and other	8.48	8.41	6.54
Worldwide	13.43	11.50	9.55

*	Includes inter-company transfers valued at approximate market prices and the effect of the Corporation’s hedging activities.

**	Production (lifting) costs consist of amounts incurred to operate and maintain the Corporation’s producing oil and gas wells, related equipment and facilities (including lease costs of floating production and storage facilities), transportation costs and production and severance taxes. The average production costs per barrel of oil equivalent reflect the crude oil equivalent of natural gas production converted on the basis of relative energy content (six mcf equals one barrel).

The table above does not include costs of finding and developing proved oil and gas reserves, or the costs of related general and administrative expenses, interest expense and income taxes.

Gross and net undeveloped acreage at December 31, 2008

	Undeveloped
	Acreage*
	Gross	Net
	(In thousands)

United States	2,919	1,971
Europe	2,099	673
Africa	9,979	6,464
Asia and other	8,849	4,323

Total**	23,846	13,431

*	Includes acreage held under production sharing contracts.

**	Licenses covering approximately 33% of the Corporation’s net undeveloped acreage held at December 31, 2008 are scheduled to expire during the next three years pending the results of exploration activities. These scheduled expirations are largely in Libya (offshore exploration Area 54), U.S. and Egypt.

Gross and net developed acreage and productive wells at December 31, 2008

	Developed
	Acreage
	Applicable to		Productive Wells*
	Productive Wells		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
	(In thousands)

United States	529	455	774	431	59	45
Europe	1,362	758	269	105	145	32
Africa	9,919	958	987	154	—	—
Asia and other	2,185	624	64	7	385	85

Total	13,995	2,795	2,094	697	589	162

*	Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 312 gross wells and 54 net wells.

Number of net exploratory and development wells drilled

	Net Exploratory			Net Development
	Wells			Wells
	2008	2007	2006	2008	2007	2006

Productive wells
United States	2	1	1	50	54	24
Europe	11	3	1	11	14	20
Africa	1	1	—	23	23	17
Asia and other	5	3	6	25	15	11

	19	8	8	109	106	72

Dry holes
United States	—	1	4	1	—	—
Europe	3	1	—	—	—	—
Africa	2	1	—	—	—	—
Asia and other	1	—	—	—	—	—

	6	3	4	1	—	—

Total	25	11	12	110	106	72

Number of wells in process of drilling at December 31, 2008

	Gross	Net
	Wells	Wells

United States	37	13
Europe	12	7
Africa	8	2
Asia and other	7	2

Total	64	24

Number of net waterfloods and pressure maintenance projects in process of installation at December 31, 2008 — 1

Marketing and Refining

Total refined product sales were as follows:

	2008*	2007*	2006*
	(Thousands of barrels per day)

Gasoline	234	210	218
Distillates	143	147	144
Residuals	56	62	60
Other	39	32	37

Total	472	451	459

*	Of total refined products sold in 2008, 2007 and 2006 approximately 50% was obtained from HOVENSA and Port Reading. The Corporation purchased the balance from third parties under short-term supply contracts and spot purchases.

Refining

The Corporation owns a 50% interest in HOVENSA L.L.C. (HOVENSA), a refining joint venture in the United States Virgin Islands with a subsidiary of Petroleos de Venezuela S.A. (PDVSA). In addition, it owns and operates a refining facility in Port Reading, New Jersey.

HOVENSA:  Refining operations at HOVENSA consist of crude units, a fluid catalytic cracking unit and a delayed coker unit.

The following table summarizes capacity and utilization rates for HOVENSA:

	Refinery	Refinery Utilization
	Capacity	2008	2007	2006
	(Thousands of
	barrels per day)

Crude	500	88.2%	90.8%	89.7%
Fluid catalytic cracker	150	72.7%	87.1%	84.3%
Coker	58	92.4%	83.4%	84.3%

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

Gross crude runs at HOVENSA averaged 441,000 barrels per day in 2008 compared with 454,000 barrels per day in 2007 and 448,000 barrels per day in 2006. The 2008 utilization rate for the fluid catalytic cracking unit at HOVENSA reflects lower utilization due to weak refining margins, planned and unplanned maintenance of certain units, and a refinery wide shut down for Hurricane Omar. During the second quarter of 2007, the coker unit at HOVENSA was shut down for approximately 30 days for a scheduled turnaround. The fluid catalytic cracking unit at HOVENSA was shut down for approximately 22 days of unplanned maintenance in 2006.

Port Reading Facility:  The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey, with a capacity of 70,000 barrels per day. This facility, which processes residual fuel oil and vacuum gas oil, operated at a rate of approximately 64,000 barrels per day in 2008 compared with 61,000 barrels per day in 2007 and 63,000 barrels per day in 2006. Substantially all of Port Reading’s production is gasoline and heating oil.

Marketing

The Corporation markets refined petroleum products, natural gas and electricity on the East Coast of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, governmental agencies and public utilities.

The Corporation had 1,366 HESS® gasoline stations at December 31, 2008, including stations owned by its WilcoHess joint venture (Hess 44%). Approximately 90% of the gasoline stations are operated by the Corporation or WilcoHess. Of the operated stations, 93% have convenience stores on the sites. Most of the Corporation’s gasoline stations are in New York, New Jersey, Pennsylvania, Florida, Massachusetts, North Carolina and South Carolina.

Refined product sales averaged 472,000 barrels per day in 2008 compared with 451,000 barrels per day in 2007 and 459,000 barrels in 2006. Total energy marketing natural gas sales volumes, including utility and spot sales, were approximately 2.0 million mcf per day in 2008, 1.9 million mcf per day in 2007 and 1.8 million mcf per day in 2006. In addition, energy marketing sold electricity volumes at the rate of 3,200, 2,800 and 1,400 megawatts (round the clock) in 2008, 2007 and 2006, respectively. The increases reflect the impact of acquisitions and organic growth.

The Corporation owns 21 terminals with an aggregate storage capacity of 22 million barrels in its East Coast marketing areas. The Corporation also owns a terminal in St. Lucia with a storage capacity of 10 million barrels, which is operated for third party storage.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and derivatives. The Corporation also takes energy commodity and derivative trading positions for its own account.

The Corporation also has a 92.5% interest in Hess LNG, which is pursuing investments in liquefied natural gas (LNG) terminals and related supply, trading and marketing opportunities. The joint venture is pursuing the development of LNG terminal projects located in Fall River, Massachusetts and Shannon, Ireland. In addition, a wholly-owned subsidiary of the Corporation is exploring the development of fuel cell technology.

Competition and Market Conditions

See Item 1A, Risk Factors Related to Our Business and Operations, for a discussion of competition and market conditions.

Other Items

Compliance with various existing environmental and pollution control regulations imposed by federal, state, local and foreign governments is not expected to have a material adverse effect on the Corporation’s financial condition or results of operations. The Corporation spent $23 million in 2008 for environmental remediation.

The number of persons employed by the Corporation at year end was approximately 13,500 in 2008 and 13,300 in 2007.

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

Commodity Price Risk:  Our estimated proved reserves, revenue, operating cash flows, operating margins, future earnings and trading operations are highly dependent on the prices of crude oil, natural gas and refined petroleum products, which are influenced by numerous factors beyond our control. Historically these prices have been very volatile and most recently have been adversely affected by falling demand caused by the global economic downturn. The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries (OPEC), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production and other matters has a significant impact on the oil markets. The commodities trading markets may also influence the selling prices of crude oil, natural gas and refined petroleum products. If crude oil and natural gas prices remain at year-end 2008 levels, our revenues, profitability and cash flow will be lower in 2009 compared with 2008. In addition, if crude oil and natural gas prices decline further from year-end 2008 levels, it could result in a reduction in the carrying value of our oil and gas assets, proved oil and gas reserves, deferred tax assets and goodwill. To the extent that we engage in hedging activities to mitigate commodity price volatility, we may not realize the benefit of price increases above the hedged price. Changes in commodity prices can also have a material impact on margin requirements under our derivative contracts.

Technical Risk:  We own or have access to a finite amount of oil and gas reserves which will be depleted over time. Replacement of oil and gas reserves is subject to successful exploration drilling, development activities, and enhanced recovery programs. Reserve replacement can also be achieved through acquisition. Therefore, future oil and gas production is dependent on technical success in finding and developing additional hydrocarbon reserves. Exploration activity involves the interpretation of seismic and other geological and geophysical data, which does not always successfully predict the presence of commercial quantities of hydrocarbons. Drilling risks include unexpected adverse conditions, irregularities in pressure or formations, equipment failure, blowouts and weather interruptions. Future developments may be affected by unforeseen reservoir conditions which negatively affect recovery factors or flow rates. The costs of drilling and development activities have increased in recent years which could negatively affect expected economic returns. Although due diligence is used in evaluating acquired oil and gas properties, similar uncertainties may be encountered in the production of oil and gas on properties acquired from others.

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

Political Risk:  Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, expropriation or nationalization of property, mandatory government participation, cancellation or amendment of contract rights, and changes in import regulations, limitations on access to exploration and development opportunities, as well as other political developments may affect our operations. Some of the international areas in which we operate are politically less stable than our domestic operations. In addition, the threat of terrorism around the world poses additional risks to the operations of the oil and gas industry. In our M&R segment, we market motor fuels through lessee-dealers and wholesalers in certain states where legislation prohibits producers or refiners of crude oil from directly engaging in retail marketing of motor fuels. Similar legislation has been periodically proposed in the U.S. Congress and in various other states.

Environmental Risk:  Our oil and gas operations, like those of the industry, are subject to environmental risk such as oil spills, produced water spills, gas leaks and ruptures and discharges of substances or gases that could expose us to substantial liability for pollution or other environmental damage. Our operations are also subject to numerous United States federal, state, local and foreign environmental laws and regulations. Non-compliance with these laws and regulations may subject us to administrative, civil or criminal penalties, remedial clean-ups and natural resource damages or other liabilities. In addition, increasingly stringent environmental regulations, particularly relating to the production of motor and other fuels and the potential for controls on greenhouse gas emissions, have resulted, and will likely continue to result, in higher capital expenditures and operating expenses for us and the oil and gas industry in general.

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

Catastrophic Risk:  Although we maintain a level of insurance coverage consistent with industry practices against property and casualty losses, our oil and gas operations are subject to unforeseen occurrences which may damage or destroy assets or interrupt operations. Examples of catastrophic risks include hurricanes, fires, explosions and blowouts. These occurrences have affected us from time to time. During 2008, our annual Gulf of Mexico production of crude oil and natural gas was reduced by an estimated 7,000 boepd due to the impact of Hurricanes Ike and Gustav.

Item 3.	Legal Proceedings

The Registrant, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Registrant. While the majority of the cases were settled in 2008, the Registrant remains a defendant in approximately 20 cases. These cases have been consolidated for pre-trial purposes in the Southern District of New York as part of a multi-district litigation proceeding, with the exception of an action brought in state court by the State of New Hampshire. The principal allegation in all cases is that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. The damages claimed in these actions are substantial and in almost all cases, punitive damages are also sought. In the fourth quarter 2007, the Corporation recorded a pre-tax charge of $40 million related to MTBE litigation, including amounts for the cases settled in 2008.

Over the last several years, many refiners have entered into consent agreements to resolve the United States Environmental Protection Agency’s (EPA) assertions that refining facilities were modified or expanded without complying with New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations that impose emissions control requirements. These consent agreements, which arise out of an EPA enforcement initiative focusing on petroleum refiners and utilities, have typically imposed substantial civil fines and penalties and required (i) significant capital expenditures to install emissions control equipment over a three to eight year time period and (ii) changes to operations which resulted in increased operating costs. The capital expenditures, penalties and supplemental environmental projects for individual refineries covered by the settlements can vary significantly, depending on the size and configuration of the refinery, the circumstances of the alleged modifications and whether the refinery has previously installed more advanced pollution controls. EPA initially contacted Registrant and HOVENSA regarding the Petroleum Refinery Initiative in August 2003. Negotiations with EPA and the relevant states and the Virgin Islands are continuing and substantial progress has been made toward resolving this matter for both the Corporation and HOVENSA. While the effect on the Corporation of the Petroleum Refining Initiative cannot be estimated until a final settlement is reached and entered by a court, additional future capital expenditures and operating expenses will likely be incurred over a number of years. The amount of penalties, if any, is not expected to be material to the Corporation.

On September 13, 2007, HOVENSA received a Notice Of Violation (NOV) pursuant to section 113(a)(i) of the Clean Air Act (Act) from the EPA finding that HOVENSA failed to obtain proper permitting for the construction and operation of its delayed coking unit in accordance with applicable law and regulations. HOVENSA believes it properly obtained all necessary permits for this project. The NOV states that EPA has authority to issue an administrative order assessing penalties for violation of the Act. HOVENSA has entered into discussions with the EPA to reach resolution of this matter. Registrant does not believe that this matter will result in material liability to HOVENSA or Registrant.

In December 2006, HOVENSA received a NOV from the EPA alleging non-compliance with emissions limits in a permit issued by the Virgin Islands Department of Planning and Natural Resources (DPNR) for the two process heaters in the delayed coking unit. The NOV was issued in response to a voluntary investigation and submission by HOVENSA regarding potential non-compliance with the permit emissions limits for two pollutants. Any exceedances were minor from the perspective of the amount of pollutants emitted in excess of the limits. HOVENSA has entered into discussions with the appropriate governmental agencies to reach resolution of this matter and does not believe that it will result in material liability to HOVENSA or the Corporation.

Registrant received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the lower Passaic River and NJDEP is also seeking natural resource damages. The directive, insofar as it affects Registrant, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey now owned by the Registrant. Registrant and over 70 companies entered into an Administrative Order on Consent with EPA to study the same contamination. NJDEP has also sued several other companies linked to a facility considered by the State to be the largest contributor to river contamination. In January 2009, these companies added third party defendants, including the Registrant, to that case. In June 2007, EPA issued a draft study which evaluated six alternatives for early action, with costs ranging from $900 million to $2.3 billion. Based on adverse comments from Registrant and others, EPA is reevaluating its alternatives. In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River. Given the ongoing studies, remedial costs cannot be reliably estimated at this time. Based on currently known facts and circumstances, the Registrant does not believe that this matter will result in material liability because its terminal could not have contributed contamination along most of the river’s length and did not store or use contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in the cost of remediation and damages.

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

The Securities and Exchange Commission (SEC) notified the Registrant that on July 21, 2005, it commenced a private investigation into payments made to the government of Equatorial Guinea or to officials and persons affiliated with officials of the government of Equatorial Guinea. The SEC has requested documents and information from the Registrant and other oil and gas companies that have operations or interests in Equatorial Guinea. Registrant has provided the documents and information requested.

The Corporation is from time to time involved in other judicial and administrative proceedings, including proceedings relating to other environmental matters. Although the ultimate outcome of these proceedings cannot be ascertained at this time and some of them may be resolved adversely to the Corporation, no such proceeding is required to be disclosed under applicable rules of the SEC. In management’s opinion, based upon currently known facts and circumstances, such proceedings in the aggregate will not have a material adverse effect on the financial condition of the Corporation.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table presents information as of February 1, 2009 regarding executive officers of the Registrant:

			Year Individual
			Became an
			Executive
Name	Age	Office Held*	Officer

John B. Hess	54	Chairman of the Board, Chief Executive Officer and Director	1983
J. Barclay Collins II	64	Executive Vice President and Director	1986
Gregory P. Hill	47	Executive Vice President and President of Worldwide Exploration and Production	2009
John J. O’Connor	62	Executive Vice President and Director	2001
F. Borden Walker	55	Executive Vice President and President of Marketing and Refining and Director	1996
Brian J. Bohling	48	Senior Vice President	2004
William T. Drennen	58	Senior Vice President	2007
John A. Gartman	61	Senior Vice President	1997
Timothy B. Goodell	51	Senior Vice President and General Counsel	2009
Scott Heck	51	Senior Vice President	2005
Lawrence H. Ornstein	57	Senior Vice President	1995
Howard Paver	58	Senior Vice President	2002
John P. Rielly	46	Senior Vice President and Chief Financial Officer	2002
Lori J. Ryerkerk	46	Senior Vice President	2008
George F. Sandison	52	Senior Vice President	2003
John J. Scelfo	51	Senior Vice President	2004
Gordon Shearer	54	Senior Vice President	2007
John V. Simon	55	Senior Vice President	2007
Sachin Mehra	38	Vice President and Treasurer	2008

*	All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office opposite his or her name on May 7, 2008, except for Messrs. Hill and Goodell and Ms. Ryerkerk, who were elected effective January 1, 2009, January 5, 2009 and November 5, 2008, respectively. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 6, 2009.

Except for Messrs. Hill, Bohling, Drennen, Goodell, Mehra, Shearer and Ms. Ryerkerk, each of the above officers has been employed by the Registrant or its subsidiaries in various managerial and executive capacities for more than five years. Prior to joining the Corporation, Mr. Hill served in senior executive positions in exploration and production operations of Royal Dutch Shell and its subsidiaries for 25 years. Mr. Bohling was employed in senior human resource positions with American Standard Corporation and CDI Corporation before joining the Registrant in 2004. Mr. Drennen served in senior executive positions in exploration and technology at ExxonMobil and its subsidiaries prior to joining the Corporation in 2007. Before joining the Corporation in 2009, Mr. Goodell was a partner in the law firm of White & Case LLP. Ms. Ryerkerk was employed in senior managerial positions principally in the refining and marketing operations of ExxonMobil prior to joining the Corporation in 2008. Mr. Mehra was employed in treasury and financial functions at General Motors before joining the Corporation in 2007. Prior to joining Hess LNG, a joint venture subsidiary of the Corporation, in 2004, Mr. Shearer was a consultant at Poten Partners, and held other senior positions in the liquefied natural gas industry.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The common stock of Hess Corporation is traded principally on the New York Stock Exchange (ticker symbol: HES). High and low sales prices were as follows:

	2008		2007
Quarter Ended	High	Low	High	Low

March 31	$101.65	$76.67	$58.00	$45.96
June 30	137.00	88.20	61.48	54.55
September 30	129.00	71.16	69.87	53.12
December 31	82.03	35.50	105.85	63.58

Performance Graph

Set forth below is a line graph comparing the Corporation’s cumulative total shareholder return for five years, assuming reinvestment of dividends on common stock, with the cumulative total return of:

•	Standard & Poor’s 500 Stock Index, which includes the Corporation, and

•	AMEX Oil Index, which is comprised of companies involved in various phases of the oil industry including the Corporation.
Comparison of Five-Year Shareholder Returns
Years Ended December 31,

Holders

At December 31, 2008, there were 5,909 stockholders (based on number of holders of record) who owned a total of 326,132,740 shares of common stock.

Dividends

Cash dividends on common stock totaled $.40 per share ($.10 per quarter) during 2008 and 2007.

Equity Compensation Plans

Following is information on the Registrant’s equity compensation plans at December 31, 2008:

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to	Weighted	Under Equity
	be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans
	of Outstanding	of Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,700,000	$52.73	12,804,000 *
Equity compensation plans not approved by security holders**	—	—	—

*	These securities may be awarded as stock options, restricted stock or other awards permitted under the Registrant’s equity compensation plan.

**	Registrant has a Stock Award Program pursuant to which each non-employee director receives $150,000 in value of Registrant’s common stock each year. These awards are made from shares purchased by the Corporation in the open market. Stockholders did not approve this equity compensation plan.

See Note 8, “Share-Based Compensation,” in the notes to the financial statements for further discussion of the Corporation’s equity compensation plans.

Item 6.	Selected Financial Data

A five-year summary of selected financial data follows:

	2008		2007		2006		2005		2004
	(Millions of dollars, except per share amounts)

Sales and other operating revenues
Crude oil and natural gas liquids	$7,764		$6,303		$5,307		$3,219		$2,594
Natural gas (including sales of purchased gas)	8,800		6,877		6,826		6,423		4,638
Refined petroleum products	19,765		14,741		13,339		11,317		7,907
Electricity	2,926		2,322		1,064		363		207
Convenience store sales and other operating revenues	1,910		1,404		1,531		1,425		1,387

Total	$41,165		$31,647		$28,067		$22,747		$16,733

Income from continuing operations	$2,360	(a)	$1,832	(b)	$1,920	(c)	$1,226	(d)	$970	(e)
Discontinued operations	—		—		—		—		7

Net income	$2,360		$1,832		$1,920		$1,226		$977

Less preferred stock dividends	—		—		44		48		48

Net income applicable to common shareholders	$2,360		$1,832		$1,876		$1,178		$929

Basic earnings per share*
Continuing operations	$7.35		$5.86		$6.75		$4.32		$3.43
Net income	7.35		5.86		6.75		4.32		3.46
Diluted earnings per share*
Continuing operations	$7.24		$5.74		$6.08		$3.93		$3.17
Net income	7.24		5.74		6.08		3.93		3.19
Total assets	$28,589		$26,131		$22,442		$19,158		$16,312
Total debt	3,955		3,980		3,772		3,785		3,835
Stockholders’ equity	12,307		9,774		8,147		6,318		5,597
Dividends per share of common stock*	$.40		$.40		$.40		$.40		$.40

*	Per share amounts in all periods reflect the 3-for-1 stock split on May 31, 2006.

(a)	Includes net after-tax expenses of $26 million primarily relating to asset impairments and hurricanes in the Gulf of Mexico.

(b)	Includes net after-tax expenses of $75 million primarily relating to asset impairments, estimated production imbalance settlements and a charge for MTBE litigation, partially offset by income from LIFO inventory liquidations and gains from asset sales.

(c)	Includes net after-tax income of $173 million primarily from sales of assets, partially offset by income tax adjustments and accrued leased office closing costs.

(d)	Includes after-tax expenses of $37 million primarily relating to income taxes on repatriated earnings, premiums on bond repurchases and hurricane related expenses, partially offset by gains from asset sales and a LIFO inventory liquidation.

(e)	Includes net after-tax income of $76 million primarily from sales of assets and income tax adjustments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net income in 2008 was $2,360 million compared with $1,832 million in 2007 and $1,920 million in 2006. Diluted earnings per share were $7.24 in 2008 compared with $5.74 in 2007 and $6.08 in 2006. A table of items affecting comparability between periods is shown on page 21.

Exploration and Production

The Corporation’s strategy for the E&P segment is to profitably grow reserves and production in a sustainable and financially disciplined manner. The Corporation’s total proved reserves were 1,432 million barrels of oil equivalent (boe) at December 31, 2008 compared with 1,330 million boe at December 31, 2007 and 1,243 million boe at December 31, 2006. Total proved reserves at year end 2008 increased 102 million boe or 8% from the end of 2007.

E&P net income was $2,423 million in 2008, $1,842 million in 2007 and $1,763 million in 2006. The improved results in 2008 as compared to 2007 were primarily driven by higher average crude oil selling prices. At December 31, 2008, crude oil selling prices were significantly below the average prices in 2008.

Production averaged 381,000 barrels of oil equivalent per day (boepd) in 2008 compared with 377,000 boepd in 2007 and 359,000 boepd in 2006. Production in 2008 increased 4,000 boepd or 1% from 2007. In 2009, the Corporation currently estimates total worldwide production to be approximately 380,000 boepd to 390,000 boepd.

During 2008, the Corporation progressed the following development projects that will add to its production in future years:

•	In November 2008, upon the commissioning of a third-party gas export pipeline to Thailand, Phase 2 gas sales commenced at Block A-18 of the Joint Development Area of Malaysia and Thailand (JDA) (Hess 50%).

•	In the deepwater Gulf of Mexico, development of the Shenzi Field (Hess 28%) progressed. Tension leg platform tendons, hull and topsides were installed and flowlines were laid and tested. First production is expected in the second quarter of 2009.

•	Additional production from a Phase 2 oil project at the Ujung Pangkah Field (Hess 75%) in Indonesia is expected in mid 2009.

•	Development of a residual oil zone advanced at the Seminole-San Andres Unit (Hess 34%) with the installation of facilities and equipment.

During 2008, the Corporation’s exploration activities included:

•	In the Pony prospect on Green Canyon Block 468 (Hess 100%) in the deepwater Gulf of Mexico, the Corporation successfully completed drilling an appraisal well. The Corporation is evaluating development options for Pony.

•	At the Corporation’s Tubular Bells prospect (Hess 20%) located in the Mississippi Canyon area of the deepwater Gulf of Mexico, a third well was successfully drilled during 2008. The operator is evaluating development options for Tubular Bells.

•	The Corporation completed drilling its initial four exploration wells of a 16 well commitment on the WA-Block-390-P offshore Western Australia (Hess 100%). Three of the four wells discovered natural gas and the Corporation plans to drill five additional exploration wells in 2009. The operator of the WA-Block 404-P (Hess 50%) offshore Western Australia plans to drill three exploration wells in 2009.

•	The Corporation drilled a successful exploration well in Area 54 offshore Libya (Hess 100%). The Corporation intends to obtain 3D seismic in Area 54 and further drilling is planned.

•	The Corporation drilled a successful exploration well on the West Med Block (Hess 55%) in Egypt, which encountered natural gas and crude oil. The Corporation is currently conducting engineering studies and further exploratory drilling is planned.

•	The operator commenced drilling of an exploration well on the BM-S-22 Block (Hess 40%) in the Santos Basin offshore Brazil and filed a Notice of Discovery with the regulators on January 16, 2009.

•	The Corporation was successful in acquiring new deepwater blocks in the Central and Western Gulf of Mexico and the offshore Semai V exploration block in Indonesia.

Marketing and Refining

The Corporation’s strategy for the M&R segment is to deliver consistent operating performance and generate free cash flow. M&R net income was $277 million in 2008, $300 million in 2007 and $394 million in 2006. Earnings in 2008 and 2007 reflect lower average margins compared to the prior periods.

Refining operations contributed net income of $73 million in 2008, $193 million in 2007 and $240 million in 2006. The Corporation received cash distributions from HOVENSA totaling $50 million in 2008, $300 million in 2007 and $400 million in 2006. Gross crude runs at HOVENSA averaged 441,000 barrels per day in 2008 compared with 454,000 barrels per day in 2007 and 448,000 barrels per day in 2006. In 2007, HOVENSA successfully completed the first turnaround of its delayed coker unit. The Port Reading refinery operated at an average of 64,000 barrels per day in 2008 versus 61,000 barrels per day in 2007 and 63,000 barrels per day in 2006. Marketing earnings were $240 million in 2008, $83 million in 2007 and $108 million in 2006. Total refined product sales volumes averaged 472,000 barrels per day in 2008 compared with 451,000 barrels per day in 2007 and 459,000 barrels per day in 2006.

Liquidity and Capital and Exploratory Expenditures

Net cash provided by operating activities was $4,567 million in 2008, $3,507 million in 2007 and $3,491 million in 2006, principally reflecting increased earnings. At December 31, 2008, cash and cash equivalents totaled $908 million compared with $607 million at December 31, 2007. Total debt was $3,955 million at December 31, 2008 compared with $3,980 million at December 31, 2007. The Corporation’s debt to capitalization ratio at December 31, 2008 was 24.3% compared with 28.9% at the end of 2007. The Corporation has debt maturities of $143 million in 2009 and $31 million in 2010. In February 2009, the Corporation issued $250 million of 5 year notes with a coupon of 7% and $1 billion of 10 year notes with a coupon of 8.125%.

Capital and exploratory expenditures were as follows for the years ended December 31:

	2008	2007
	(Millions of dollars)

Exploration and Production
United States	$2,164	$1,603
International	2,477	2,183

Total Exploration and Production	4,641	3,786
Marketing, Refining and Corporate	187	140

Total Capital and Exploratory Expenditures	$4,828	$3,926

Exploration expenses charged to income included above:
United States	$211	$192
International	179	156

Total exploration expenses charged to income included above	$390	$348

The Corporation anticipates $3.2 billion in capital and exploratory expenditures in 2009, of which $3.1 billion relates to E&P operations.

Consolidated Results of Operations

The after-tax results by major operating activity are summarized below:

	2008	2007	2006
	(Millions of dollars,
	except per share data)

Exploration and Production	$2,423	$1,842	$1,763
Marketing and Refining	277	300	394
Corporate	(173)	(150)	(110)
Interest expense	(167)	(160)	(127)

Net income	$2,360	$1,832	$1,920

Net income per share — diluted	$7.24	$5.74	$6.08

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

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods. The items in the table below are explained, and the pre-tax amounts are shown, on pages 25 through 27.

	2008	2007	2006
	(Millions of dollars)

Exploration and Production	$(26)	$(74)	$173
Marketing and Refining	—	24	—
Corporate	—	(25)	—

	$(26)	$(75)	$173

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s Exploration and Production operations:

	2008	2007	2006
	(Millions of dollars)

Sales and other operating revenues*	$9,806	$7,498	$6,524
Other, net	(167)	65	428

Total revenues and non operating income	9,639	7,563	6,952

Costs and expenses
Production expenses, including related taxes	1,872	1,581	1,250
Exploration expenses, including dry holes and lease impairment	725	515	552
General, administrative and other expenses	302	257	209
Depreciation, depletion and amortization	1,952	1,503	1,159

Total costs and expenses	4,851	3,856	3,170

Results of operations from continuing operations before income taxes	4,788	3,707	3,782
Provision for income taxes	2,365	1,865	2,019

Results of operations	$2,423	$1,842	$1,763

*	Amounts differ from E&P operating revenues in Note 17 “Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from third parties.

After considering the Exploration and Production items in the table on page 21, the remaining changes in Exploration and Production earnings are primarily attributable to changes in selling prices, production volumes, operating costs, exploration expenses, foreign exchange, and income taxes, as discussed below.

Selling prices:  Higher average selling prices increased Exploration and Production revenues by approximately $2,100 million in 2008 compared with 2007. At December 31, 2008, the selling prices of crude oil and natural gas had decreased significantly from the average 2008 selling prices indicated below. In 2007, an increase in average crude oil selling prices and reduced hedge positions compared with 2006 increased revenues by approximately $740 million.

The Corporation’s average selling prices were as follows:

	2008	2007	2006

Crude oil-per barrel (including hedging)
United States	$96.82	$69.23	$60.45
Europe	78.75	60.99	56.19
Africa	78.72	62.04	51.18
Asia and other	97.07	72.17	61.52
Worldwide	82.04	63.44	55.31
Crude oil-per barrel (excluding hedging)
United States	$96.82	$69.23	$60.45
Europe	78.75	60.99	58.46
Africa	93.57	71.71	62.80
Asia and other	97.07	72.17	61.52
Worldwide	89.23	67.79	60.41
Natural gas liquids-per barrel
United States	$64.98	$51.89	$46.22
Europe	74.63	57.20	47.30
Worldwide	67.61	53.72	46.59
Natural gas-per mcf (including hedging)
United States	$8.61	$6.67	$6.59
Europe	9.44	6.13	6.20
Asia and other	5.24	4.71	4.05
Worldwide	7.17	5.60	5.50
Natural gas-per mcf (excluding hedging)
United States	$8.61	$6.67	$6.59
Europe	9.79	6.13	6.20
Asia and other	5.24	4.71	4.05
Worldwide	7.30	5.60	5.50

The after-tax impacts of hedging reduced earnings by $423 million ($685 million before income taxes) in 2008, $244 million ($399 million before income taxes) in 2007 and $285 million ($449 million before income taxes) in 2006. In October 2008, the Corporation closed its Brent crude oil hedge positions by entering into offsetting contracts with the same counterparty covering 24,000 barrels per day from 2009 through 2012 at a per barrel price of $86.95 each year. The deferred after-tax loss as of the date the hedge positions were closed will be recorded in earnings as the contracts mature. The estimated annual after-tax loss from the closed positions will be approximately $335 million from 2009 through 2012. The pretax amounts will continue to be recorded as a reduction of revenue and allocated to the selling prices of the Corporation’s African production.

Production and sales volumes:  The Corporation’s crude oil and natural gas production was 381,000 boepd in 2008 compared with 377,000 boepd in 2007 and 359,000 boepd in 2006. The Corporation currently estimates that its 2009 production will average between 380,000 and 390,000 boepd.

The Corporation’s net daily worldwide production was as follows:

	2008	2007	2006

Crude oil (thousands of barrels per day)
United States	32	31	36
Europe	83	93	109
Africa	124	115	85
Asia and other	13	21	12

Total	252	260	242

Natural gas liquids (thousands of barrels per day)
United States	10	10	10
Europe	4	5	5

Total	14	15	15

Natural gas (thousands of mcf per day)
United States	78	88	110
Europe	255	259	283
Asia and other	356	266	219

Total	689	613	612

Barrels of oil equivalent* (thousands of barrels per day)	381	377	359

*	Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).

United States:  Crude oil production in the United States was higher in 2008 compared with 2007, principally due to production from new wells in North Dakota and the deepwater Gulf of Mexico. This increased production was partially offset by the impact of hurricanes in the Gulf of Mexico. Natural gas production was lower in 2008, primarily reflecting hurricane downtime and natural decline. Hurricane impacts reduced full year 2008 production by an estimated 7,000 boepd. At December 31, 2008, approximately 15,000 boepd remained shut-in from the hurricanes and this production is expected to be brought back on line by the end of the first quarter of 2009. Crude oil and natural gas production in 2007 decreased compared with 2006 principally due to natural decline and asset sales.

Europe:  Crude oil production in 2008 was lower than in 2007, due to temporary shut-ins at three North Sea fields, cessation of production at the mature Fife, Fergus, Flora and Angus Fields, and natural decline. These decreases were partially offset by increased production in Russia. Crude oil production in 2007 was lower than in 2006, reflecting natural decline, facilities work on three North Sea fields, and the sale of the Corporation’s interests in the Scott and Telford Fields in the United Kingdom, partially offset by higher Russian production. Natural gas production was comparable in 2008 and 2007, but decreased in 2007 compared with 2006 principally due to lower nominations related to the shut-down of a non-operated pipeline and natural decline. The decreases were partially offset by higher natural gas production from the Atlantic and Cromarty Fields in the United Kingdom which commenced in June 2006.

Africa:  Crude oil production increased in 2008 compared with 2007, primarily due to higher production at the Okume Complex in Equatorial Guinea, partially offset by a lower entitlement to Algerian production. Crude oil production increased in 2007 compared with 2006 primarily due to the start-up of the Okume Complex in December 2006.

Asia and other:  The change in crude oil production from 2006 through 2008 principally reflects changes to the Corporation’s entitlement to production in Azerbaijan. The increase in 2007 compared with 2006 also reflects increased gross production from the fields in Azerbaijan. Natural gas production increased in 2008 compared with 2007 due to increased production from Block A-18 in the Joint Development Area of Malaysia and Thailand (JDA) and a full year of production from the Ujung Pangkah Field in Indonesia. Higher natural gas production in 2007 compared with 2006 was principally due to new production from the Sinphuhorm onshore gas project in Thailand which commenced in November 2006 and production from the Ujung Pangkah Field which commenced in April 2007. These increases were partially offset by the planned shut-down of the JDA to install facilities required for Phase 2 gas sales.

Sales volumes:  Higher sales volumes and other operating revenues increased revenue by approximately $200 million in 2008 compared with 2007 and $240 million in 2007 compared with 2006.

Operating costs and depreciation, depletion and amortization:   Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $321 million in 2008 and $409 million in 2007 compared with the corresponding amounts in prior years (excluding the charges for hurricane related costs in 2008 and vacated leased office space in 2006 that are discussed below). The increases in 2008 and 2007 were primarily due to higher production volumes, increased production taxes (due to higher realized selling prices), increased costs of services and materials and higher employee costs. Cash operating costs per barrel of oil equivalent were $15.49 in 2008, $13.36 in 2007 and $10.92 in 2006. Cash operating costs in 2009 are estimated to be in the range of $15.00 to $16.00 per barrel of oil equivalent.

Excluding the pre-tax amount of asset impairments, depreciation, depletion and amortization charges increased by $531 million and $232 million in 2008 and 2007, respectively. The increases were primarily due to higher production volumes and per barrel costs. Depreciation, depletion and amortization costs per barrel of oil equivalent were $13.79 in 2008, $10.11 in 2007 and $8.85 in 2006. Depreciation, depletion and amortization costs for 2009 are estimated to be in the range of $13.00 to $14.00 per barrel.

Exploration expenses:  Exploration expenses were higher in 2008 compared with 2007, principally due to higher dry hole costs. Exploration expenses were lower in 2007 compared with 2006, primarily reflecting lower dry hole costs, partially offset by increased seismic studies.

Income taxes:  After considering the items in the table below, the effective income tax rates for Exploration and Production operations were 49% in 2008, 50% in 2007 and 54% in 2006. The effective income tax rate for E&P operations in 2009 is estimated to be in the range of 57% to 61%. The increase from the 2008 effective rate largely reflects the impact of Libyan taxes in a lower commodity price environment.

Foreign Exchange:  The after-tax foreign currency loss was $84 million in 2008, compared with a loss of $7 million in 2007 and a gain of $10 million in 2006. The increased foreign currency loss reflects the effect of significant exchange rate movements in the fourth quarter of 2008 on the remeasurement of assets, liabilities and foreign currency forward contracts by certain foreign businesses.

Reported Exploration and Production earnings include the following items of income (expense) before and after income taxes:

	Before Income Taxes			After Income Taxes
	2008	2007	2006	2008	2007	2006
	(Millions of dollars)

Gains from asset sales	$—	$21	$369	$—	$15	$236
Asset impairments	(30)	(112)	—	(17)	(56)	—
Hurricane related costs	(15)	—	—	(9)	—	—
Estimated production imbalance settlements	—	(64)	—	—	(33)	—
Accrued office closing costs	—	—	(30)	—	—	(18)
Income tax adjustments	—	—	—	—	—	(45)

	$(45)	$(155)	$339	$(26)	$(74)	$173

2008:  The charge for asset impairments relates to mature fields in the United States and the United Kingdom North Sea. The pre-tax amount of this charge is reflected in depreciation, depletion and amortization. The hurricane costs relate to expenses associated with Hurricanes Gustav and Ike in the Gulf of Mexico and are recorded in production expenses.

2007:  The gain from asset sales relates to the sale of the Corporation’s interests in the Scott and Telford fields in the United Kingdom North Sea. The charge for asset impairments relates to two mature fields also in the United Kingdom North Sea. The estimated production imbalance settlements represent a charge for adjustments to prior meter readings at two offshore fields, which are recorded as a reduction of sales and other operating revenues.

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

Marketing and Refining

Earnings from Marketing and Refining activities amounted to $277 million in 2008, $300 million in 2007 and $394 million in 2006. After considering the liquidation of LIFO inventories reflected in the table on page 21 and discussed below, the earnings were $277 million, $276 million and $394 million, respectively.

Refining:  Refining earnings, which consist of the Corporation’s share of HOVENSA’s results, Port Reading earnings, interest income on a note receivable from PDVSA and results of other miscellaneous operating activities, were $73 million in 2008, $193 million in 2007, and $240 million in 2006.

The Corporation’s share of HOVENSA’s net income was $27 million ($44 million before income taxes) in 2008, $108 million ($176 million before income taxes) in 2007 and $124 million ($201 million before income taxes) in 2006. The lower earnings in 2008 and 2007, compared with the respective prior years, were principally due to lower refining margins. The 2008 utilization rate for the fluid catalytic cracking unit at HOVENSA reflects lower utilization due to weak refining margins, planned and unplanned maintenance of certain units, and a refinery wide shut down for Hurricane Omar. In 2007, the coker unit at HOVENSA was shutdown for approximately 30 days for a scheduled turnaround. Certain related processing units were also included in this turnaround. In 2006, the fluid catalytic cracking unit at HOVENSA was shutdown for approximately 22 days of unscheduled maintenance. Cash distributions received by the Corporation from HOVENSA were $50 million in 2008, $300 million in 2007 and $400 million in 2006.

Pre-tax interest income on the PDVSA note was $4 million, $9 million and $15 million in 2008, 2007 and 2006, respectively. Interest income is reflected in other income in the income statement. At December 31, 2008, the remaining balance of the PDVSA note was $15 million, which was fully repaid in February 2009.

Port Reading and other after-tax refining earnings were $43 million in 2008, $79 million in 2007 and $107 million in 2006, also reflecting lower refining margins.

The following table summarizes refinery utilization rates:

	Refinery	Refinery Utilization
	Capacity	2008	2007	2006
	(Thousands of
	barrels per day)

HOVENSA
Crude	500	88.2%	90.8%	89.7%
Fluid catalytic cracker	150	72.7%	87.1%	84.3%
Coker	58	92.4%	83.4%	84.3%
Port Reading	70 *	90.7%	93.2%	97.4%

*	Refinery utilization in 2007 and 2006 is based on capacity of 65 thousand barrels per day.

Marketing:  Marketing operations, which consist principally of retail gasoline and energy marketing activities, generated income of $240 million in 2008, $59 million in 2007 and $108 million in 2006, excluding income from the liquidation of LIFO inventories in 2007 totaling $38 million before income taxes ($24 million after income taxes).

The increase in 2008 primarily reflects higher margins on refined product sales, including sales of retail gasoline operations. Refined product margins were lower in 2007 compared with 2006. Total refined product sales volumes were 472,000 barrels per day in 2008, 451,000 barrels per day in 2007 and 459,000 barrels per day in 2006. Total energy marketing natural gas sales volumes, including utility and spot sales, were approximately 2.0 million mcf per day in 2008, 1.9 million mcf per day in 2007 and 1.8 million mcf per day in 2006. In addition, energy marketing sold electricity volumes at the rate of 3,200, 2,800 and 1,400 megawatts (round the clock) in 2008, 2007 and 2006, respectively.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the earnings of the trading partnership, amounted to a loss of $36 million in 2008, compared with earnings of $24 million in 2007 and $46 million in 2006.

Marketing expenses increased in 2008, principally reflecting growth in energy marketing activities, higher credit card fees in retail gasoline operations, and increased transportation costs.

The Corporation’s future Marketing and Refining earnings may be impacted by external factors, including volatility in margins, competitive industry conditions, government regulations, credit risk, and supply and demand factors, including the effects of weather.

Corporate

The following table summarizes corporate expenses:

	2008	2007	2006
	(Millions of dollars)

Corporate expenses (excluding the item described below)	$260	$187	$156
Income taxes (benefits) on the above	(87)	(62)	(46)

	173	125	110
Item affecting comparability between periods, after tax
Estimated MTBE litigation	—	25	—

Net corporate expenses	$173	$150	$110

Excluding the item affecting comparability between periods, the increase in corporate expenses in 2008 compared with 2007 primarily reflects losses on pension related investments, higher employee costs, and higher professional fees. The increase in net corporate expenses in 2007 compared with 2006 principally reflects higher employee costs, including stock based compensation. Recurring after-tax corporate expenses in 2009 are estimated to be in the range of $165 to $175 million.

In 2007, Corporate expenses include a charge of $25 million ($40 million before income taxes) related to MTBE litigation. The pre-tax amount of this charge is recorded in general and administrative expenses.

Interest

After-tax interest expense was as follows:

	2008	2007	2006
	(Millions of dollars)

Total interest incurred	$274	$306	$301
Less capitalized interest	7	50	100

Interest expense before income taxes	267	256	201
Less income taxes	100	96	74

After-tax interest expense	$167	$160	$127

The decrease in interest incurred in 2008 principally reflects lower average debt. The decrease in capitalized interest in 2008 reflects the completion of several development projects in 2007 and 2006. Interest expense in each period includes the cost of letters of credit primarily issued to counterparties in hedging and trading activities. After-tax interest expense in 2009 is expected to be in the range of $230 to $240 million. See Future Capital Requirements and Resources for discussion of a $1,250 million note issuance in the first quarter of 2009.

Sales and Other Operating Revenues

Sales and other operating revenues totaled $41,165 million in 2008, an increase of 30% compared with 2007. In 2007, sales and other operating revenues totaled $31,647 million, an increase of 13% compared with 2006. The increase in each year reflects higher selling prices and sales volumes of crude oil, higher refined product selling prices and increased sales volumes of electricity.

The change in cost of goods sold in each year principally reflects the change in sales volumes and prices of refined products and purchased natural gas and electricity.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources as of December 31:

	2008	2007
	(Millions of dollars)

Cash and cash equivalents	$908	$607
Current portion of long-term debt	$143	$62
Total debt	$3,955	$3,980
Stockholders’ equity	$12,307	$9,774
Debt to capitalization ratio*	24.3%	28.9%

*	Total debt as a percentage of the sum of total debt plus stockholders’ equity.

Cash Flows

The following table sets forth a summary of the Corporation’s cash flows:

	2008	2007	2006
	(Millions of dollars)

Net cash provided by (used in):
Operating activities	$4,567	$3,507	$3,491
Investing activities	(4,444)	(3,474)	(3,289)
Financing activities	178	191	(134)

Net increase in cash and cash equivalents	$301	$224	$68

Operating Activities:  Net cash provided by operating activities, including changes in operating assets and liabilities, increased to $4,567 million in 2008 from $3,507 million in 2007, reflecting increased earnings. Operating cash flow was comparable in 2007 and 2006. The Corporation received cash distributions from HOVENSA of $50 million in 2008, $300 million in 2007 and $400 million in 2006.

Investing Activities:  The following table summarizes the Corporation’s capital expenditures:

	2008	2007	2006
	(Millions of dollars)

Exploration and Production
Exploration	$744	$371	$590
Production and development	2,523	2,605	2,164
Acquisitions (including leaseholds)	984	462	921

	4,251	3,438	3,675
Marketing, Refining and Corporate	187	140	169

Total	$4,438	$3,578	$3,844

Capital expenditures in 2008 include leasehold acquisitions in the United States of $600 million and $210 million for the acquisition of the remaining 22.5% interest in the Corporation’s Gabonese subsidiary. In 2008, the Corporation also selectively expanded its energy marketing business by acquiring fuel oil, natural gas, and electricity customer accounts, and a terminal and related assets, for an aggregate of approximately $100 million. In 2007, capital expenditures include the acquisition of a 28% interest in the Genghis Khan Field in the deepwater Gulf of Mexico for $371 million. In 2006, capital expenditures included payments of $359 million to re-enter the Corporation’s former oil and gas production operations in the Waha concessions in Libya and $413 million to acquire a 55% working interest in the West Med Block in Egypt.

In 2007, the Corporation received proceeds of $93 million for the sale of its interests in the Scott and Telford fields located in the United Kingdom. Proceeds from asset sales in 2006 totaled $444 million, including the sale of the Corporation’s interests in certain producing properties in the Permian Basin and onshore U.S. Gulf Coast.

Financing Activities:  During 2008, net repayments of debt were $32 million compared with net borrowings of $208 million in 2007. In 2006, the Corporation reduced debt by $13 million.

Total common and preferred stock dividends paid were $130 million, $127 million and $161 million in 2008, 2007 and 2006, respectively. The Corporation received net proceeds from the exercise of stock options, including related income tax benefits, of $340 million, $110 million and $40 million in 2008, 2007 and 2006, respectively.

Future Capital Requirements and Resources

The Corporation anticipates $3.2 billion in capital and exploratory expenditures in 2009, of which $3.1 billion relates to Exploration and Production operations. Of the total E&P amount, $1.4 billion is for production and $900 million is for developments, with the remainder for exploration. The anticipated 2009 capital program represents a decrease of approximately $1.6 billion from 2008, primarily as a result of lower crude oil selling prices. The Corporation also has maturities of long-term debt of $143 million in 2009. The Corporation anticipates that it can fund its 2009 operations, including planned capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand, projected cash flow from operations and available credit facilities. Crude oil and natural gas prices are volatile and difficult to predict in the near term as a result of the recent global economic recession. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. The Corporation will take steps as necessary to protect its financial flexibility, and may pursue other sources of liquidity, including the issuance of debt or equity securities, or asset sales.

The table below summarizes the capacity, usage, and remaining availability of the Corporation’s borrowing and letter of credit facilities at December 31, 2008 (in millions):

	Expiration			Letters of		Remaining
	Date	Capacity	Borrowings	Credit Issued	Total Used	Capacity

Revolving credit facility	May 2012*	$3,000	$350	$176	$526	$2,474
Asset backed credit facility	October 2009	500	500	—	500	—
Committed lines	Various**	1,993	—	1,973	1,973	20
Uncommitted lines	Various	1,686	—	1,686	1,686	—

Total		$7,179	$850	$3,835	$4,685	$2,494

*	$75 million of capacity expires in May 2011.

**	Committed lines have expiration dates ranging from 2009 through 2011.

The Corporation maintains a $3.0 billion syndicated, revolving credit facility (the facility), of which $2,925 million is committed through May 2012. The facility can be used for borrowings and letters of credit. At December 31, 2008, additional available capacity under the facility was $2,474 million.

The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its Marketing and Refining operations. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit up to $500 million, subject to the availability of sufficient levels of eligible receivables. At December 31, 2008, outstanding borrowings under this facility were collateralized by $1,249 million of accounts receivable, which are held by a wholly-owned subsidiary. These receivables are not available to pay the general obligations of the Corporation before repayment of outstanding borrowings under the asset-backed facility. At December 31, 2008, $500 million of outstanding borrowings under the asset-backed credit facility are classified as long-term based on the Corporation’s available capacity under the committed revolving credit facility.

In February 2009, the Corporation issued $250 million of 5 year senior unsecured notes with a coupon of 7% and $1 billion of 10 year senior unsecured notes with a coupon of 8.125%. The majority of the proceeds were used to repay revolving credit debt and outstanding borrowings on other credit facilities. The remainder of the proceeds is available for working capital and other corporate purposes.

The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

A loan agreement covenant based on the Corporation’s debt to equity ratio allows the Corporation to borrow up to an additional $16.6 billion for the construction or acquisition of assets at December 31, 2008. The Corporation has the ability to borrow up to an additional $2.8 billion of secured debt at December 31, 2008 under the loan agreement covenants.

In order to reduce credit risk, the Corporation has agreements with counterparties to exchange collateral which is determined based on the fair values of positions held under these agreements. The Corporation’s $3.8 billion of letters of credit outstanding at December 31, 2008 were primarily issued to satisfy collateral requirements. Additionally, the Corporation has posted cash collateral of approximately $394 million and has received cash collateral of approximately $705 million from its hedging and trading counterparties. Changes in commodity prices can have a material impact on collateral requirements under these agreements.

Credit Ratings

There are three major credit rating agencies that rate the Corporation’s debt. All three agencies have currently assigned an investment grade rating to the Corporation’s debt. The interest rates and facility fees charged on the Corporation’s credit facilities, as well as margin requirements from non-trading and trading counterparties, are subject to adjustment if the Corporation’s credit rating changes.

Contractual Obligations and Contingencies

Following is a table showing aggregated information about certain contractual obligations at December 31, 2008:

		Payments Due by Period
			2010 and	2012 and
	Total	2009	2011	2013	Thereafter
	(Millions of dollars)

Long-term debt*	$3,955	$143	$733	$907	$2,172
Operating leases	3,561	551	725	638	1,647
Purchase obligations
Supply commitments	24,252	8,602	8,204	7,344	102	**
Capital expenditures	1,356	929	427	—	—
Operating expenses	1,011	486	321	77	127
Other long-term liabilities	2,011	134	474	93	1,310

*	At December 31, 2008, the Corporation’s debt bears interest at a weighted average rate of 6.7%.

**	The Corporation intends to continue purchasing refined product supply from HOVENSA. Estimated future purchases amount to approximately $4.0 billion annually using year-end 2008 prices.

In the preceding table, the Corporation’s supply commitments include its estimated purchases of 50% of HOVENSA’s production of refined products, after anticipated sales by HOVENSA to unaffiliated parties. The value of future supply commitments will fluctuate based on prevailing market prices at the time of purchase, the actual output from HOVENSA, and the level of sales to unaffiliated parties. Also included are term purchase agreements at market prices for additional gasoline necessary to supply the Corporation’s retail marketing system and feedstocks for the Port Reading refining facility. In addition, the Corporation has commitments to purchase refined products, natural gas and electricity to supply contracted customers in its energy marketing business. These commitments were computed based on year-end market prices.

The table also reflects future capital expenditures, including a portion of the Corporation’s planned $3.2 billion capital investment program for 2009 that is contractually committed at December 31, 2008. Obligations for operating expenses include commitments for transportation, seismic purchases, oil and gas production expenses and other normal business expenses. Other long-term liabilities reflect contractually committed obligations on the balance sheet at December 31, 2008, including asset retirement obligations, pension plan liabilities and anticipated obligations for uncertain income tax positions.

The Corporation and certain of its subsidiaries lease gasoline stations, drilling rigs, tankers, office space and other assets for varying periods under leases accounted for as operating leases. During 2007, the Corporation entered into a lease agreement for a new drillship and related support services for use in its global deepwater exploration and development activities beginning in the middle of 2009. The total payments under this five year contract are expected to be approximately $950 million.

The Corporation has a contingent purchase obligation, expiring in April 2010, to acquire the remaining interest in WilcoHess, a retail gasoline station joint venture, for approximately $175 million as of December 31, 2008.

The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from certain suppliers other than PDVSA. The amount of the Corporation’s guarantee fluctuates based on the volume of crude oil purchased and related prices and at December 31, 2008 amounted to $78 million. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

The Corporation is contingently liable under letters of credit and under guarantees of the debt of other entities directly related to its business, as follows:

Total
(Millions of
dollars)

Letters of credit	$126
Guarantees	93

$219

Off-Balance Sheet Arrangements

The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $491 million at December 31, 2008 compared with $493 million at December 31, 2007. The Corporation’s December 31, 2008 debt to capitalization ratio would increase from 24.3% to 26.5% if these leases were included as debt.

See also Note 4, “Refining Joint Venture,” and Note 16, “Guarantees and Contingencies,” in the notes to the financial statements.

Foreign Operations

The Corporation conducts exploration and production activities principally in Algeria, Australia, Azerbaijan, Brazil, Denmark, Egypt, Equatorial Guinea, Gabon, Ghana, Indonesia, Libya, Malaysia, Norway, Peru, Russia, Thailand, the United Kingdom and the United States. Therefore, the Corporation is subject to the risks associated with foreign operations, including political risk, tax law changes, and currency risk.

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

The Corporation’s oil and gas reserves are calculated in accordance with SEC regulations and interpretations and the requirements of the Financial Accounting Standards Board. For reserves to be booked as proved they must be commercially producible, government and project operator approvals must be obtained and, depending on the amount of the project cost, senior management or the board of directors must commit to fund the project. The Corporation’s oil and gas reserve estimation and reporting process involves an annual independent third party reserve determination as well as internal technical appraisals of reserves. The Corporation maintains its own internal reserve estimates that are calculated by technical staff that work directly with the oil and gas properties. The Corporation’s technical staff updates reserve estimates throughout the year based on evaluations of new wells, performance reviews, new technical data and other studies. To provide consistency throughout the Corporation, standard reserve estimation guidelines, definitions, reporting reviews and approval practices are used. The internal reserve estimates are subject to internal technical audits and senior management review.

The oil and gas reserve estimates reported in the Supplementary Oil and Gas Data in accordance with Statement of Financial Accounting Standards (FAS) 69 Disclosures about Oil and Gas Producing Activities (FAS 69) are determined independently by the consulting firm of DeGolyer and MacNaughton (D&M) and are consistent with internal estimates. Annually, the Corporation provides D&M with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination. The Corporation’s and D&M’s technical staffs meet to review and discuss the information provided. Senior management and the Board of Directors review the final reserve estimates issued by D&M.

On December 31, 2008, the Securities and Exchange Commission published a final rule which revises its oil and gas reserve estimation and disclosure requirements. The revisions are effective for filings on Form 10-K for fiscal years ending December 31, 2009. The Corporation is evaluating the impact of these requirements on its oil and gas reserve estimates and disclosures.

Impairment of Long-Lived Assets and Goodwill:  As explained below there are significant differences in the way long-lived assets and goodwill are evaluated and measured for impairment testing. The Corporation reviews long-lived assets, including oil and gas fields, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. Long-lived assets are tested based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying amounts of the long-lived assets are not expected to be recovered by undiscounted future net cash flow estimates, the assets are impaired and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets generally determined by discounting anticipated future net cash flows.

In the case of oil and gas fields, the present value of future net cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes and discounted at a risk-adjusted rate, The projected production volumes represent reserves, including probable reserves, expected to be produced based on a stipulated amount of capital expenditures. The production volumes, prices and timing of production are consistent with internal projections and other externally reported information. Oil and gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows, since the standardized measure requires the use of actual prices on the last day of the year.

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

In accordance with FAS 142, Goodwill and Other Intangible Assets, the Corporation’s goodwill is not amortized, but is tested for impairment at a reporting unit level, which is an operating segment or one level below an operating segment. The impairment test is conducted annually in the fourth quarter or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. The Corporation’s goodwill is assigned to the Exploration and Production operating segment and it expects that the benefits of goodwill will be recovered through the operation of that segment.

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

Asset Retirement Obligations:  The Corporation has material legal obligations to remove and dismantle long lived assets and to restore land or seabed at certain exploration and production locations. In accordance with generally accepted accounting principles, the Corporation recognizes a liability for the fair value of required asset retirement obligations. In addition, the fair value of any legally required conditional asset retirement obligations is recorded if the liability can be reasonably estimated. The Corporation capitalizes such costs as a component of the carrying amount of the underlying assets in the period in which the liability is incurred. In order to measure these obligations, the Corporation estimates the fair value of the obligations by discounting the future payments that will be required to satisfy the obligations. In determining these estimates, the Corporation is required to make several assumptions and judgments related to the scope of dismantlement, timing of settlement, interpretation of legal requirements, inflationary factors and discount rate. In addition, there are other external factors which could significantly affect the ultimate settlement costs for these obligations including: changes in environmental regulations and other statutory requirements, fluctuations in industry costs and foreign currency exchange rates, and advances in technology. As a result, the Corporation’s estimates of asset retirement obligations are subject to revision due to the factors described above. Changes in estimates prior to settlement result in adjustments to both the liability and related asset values.

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

All derivative instruments are recorded at fair value in the Corporation’s balance sheet. The Corporation’s policy for recognizing the changes in fair value of derivatives varies based on the designation of the derivative. The changes in fair value of derivatives that are not designated as hedges under FAS 133, Accounting for Derivative Instruments and Hedging Activities, are recognized currently in earnings. Derivatives may be designated as hedges of expected future cash flows or forecasted transactions (cash flow hedges) or hedges of firm commitments (fair value hedges). The effective portion of changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of other comprehensive income (loss). Amounts included in accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in fair value of derivatives designated as cash flow hedges is recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recognized currently in earnings. The change in fair value of the related hedged commitment is recorded as an adjustment to its carrying amount and recognized currently in earnings.

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

Fair Value Measurements:  The Corporation’s derivative instruments and supplemental pension plan investments are carried at fair value, with changes in fair value recognized in earnings or other comprehensive income each period. In determining fair value, the Corporation uses various valuation approaches, including the market and income approaches. The Corporation’s fair value measurements also include non-performance risk and time value of money considerations. Counterparty credit is considered for receivable balances, and the Corporation’s credit is considered for accrued liabilities.

The Corporation adopted the provisions of FAS 157, Fair Value Measurements (FAS 157), effective January 1, 2008. FAS 157 establishes a hierarchy for the inputs used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability is based on the lowest significant input level within this fair value hierarchy. Details on the methods and assumptions used to determine the fair values of the financial assets and liabilities are as follows:

Fair value measurements based on Level 1 inputs:

Measurements that are most observable are based on quoted prices of identical instruments obtained from the principal markets in which they are traded. Closing prices are both readily available and representative of fair value. Market transactions occur with sufficient frequency and volume to assure liquidity. The fair value of certain of the Corporation’s exchange traded futures and options are considered Level 1. In addition, fair values for the majority of the Corporation’s supplemental pension plan investments are considered Level 1, since they are determined using quotations from national securities exchanges.

Fair value measurements based on Level 2 inputs:

Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2. Measurements based on Level 2 inputs include over-the-counter derivative instruments that are priced on an exchange traded curve, but have contractual terms that are not identical to exchange traded contracts. The Corporation utilizes fair value measurements based on Level 2 inputs for certain forwards, swaps and options. The liability related to the Corporation’s crude oil hedges is classified as Level 2.

Fair value measurements based on Level 3 inputs:

Measurements that are least observable are estimated from related market data, determined from sources with little or no market activity for comparable contracts or are positions with longer durations. For example, in its energy marketing business, the Corporation sells natural gas and electricity to customers and offsets the price exposure by purchasing forward contracts. The fair value of these sales and purchases may be based on specific prices at less liquid delivered locations, which are classified as Level 3.

Income Taxes:  Judgments are required in the determination and recognition of income tax assets and liabilities in the financial statements. These judgements include the requirement to only recognize the financial statement effect of a tax position when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination.

The Corporation has net operating loss carryforwards or credit carryforwards in several jurisdictions, including the United States, and has recorded deferred tax assets for those losses and credits. Additionally, the Corporation has deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities. Regular assessments are made as to the likelihood of those deferred tax assets being realized. If it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to be realized. In evaluating realizability of deferred tax assets, the Corporation refers to the reversal periods for temporary differences, available carryforward periods for net operating losses and credit carryforwards, estimates of future taxable income, the availability of tax planning strategies, the existence of appreciated assets and other factors. Estimates of future taxable income are based on assumptions of oil and gas reserves and selling prices that are consistent with the Corporation’s internal business forecasts. The Corporation does not provide for deferred U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

Retirement Plans:  The Corporation has funded non-contributory defined benefit pension plans and an unfunded supplemental pension plan. In accordance with FAS 158, Employer’s Accounting For Defined Benefit Pension and Other Postretirement Plans (FAS 158), the Corporation recognizes on the balance sheet the net change in the funded status of the projected benefit obligation for these plans.

The determination of the obligations and expenses related to these plans are based on several actuarial assumptions, the most significant of which relate to the discount rate for measuring the present value of future plan obligations; expected long-term rates of return on plan assets; and rate of future increases in compensation levels. These assumptions represent estimates made by the Corporation, some of which can be affected by external factors. For example, the discount rate used to estimate the Corporation’s projected benefit obligation is based on a portfolio of high-quality, fixed-income debt instruments with maturities that approximate the expected payment of plan obligations, while the expected return on plan assets is developed from the expected future returns for each asset category, weighted by the target allocation of pension assets to that asset category. Changes in these assumptions can have a material impact on the amounts reported in the Corporation’s financial statements.

Changes in Accounting Policies

As discussed on page 35, the Corporation adopted FAS 157 effective January 1, 2008. The impact of adopting FAS 157 was not material to the Corporation’s results of operations. Upon adoption, the Corporation recorded a reduction in the net deferred hedge losses reflected in accumulated other comprehensive income, which increased stockholders’ equity by $193 million, after income taxes.

Effective December 31, 2008, the Corporation applied the provisions of Emerging Issues Task Force 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). Upon adoption, the Corporation revalued certain derivative liabilities collateralized by letters of credit to reflect the Corporation’s credit rating rather than the credit rating of the issuing bank. The adoption resulted in an increase in sales and other operating revenues of approximately $13 million and an increase in other comprehensive income of approximately $78 million, with a corresponding decrease in derivative liabilities recorded within accounts payable.

Recently Issued Accounting Standard

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (FAS 160). FAS 160 changes the accounting for and reporting of noncontrolling interests in a subsidiary. The Corporation will adopt the provisions of FAS 160 effective January 1, 2009 and estimates that adoption will result in a decrease in other long term liabilities and an increase in stockholders’ equity of approximately $85 million.

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

The Corporation and HOVENSA produce and the Corporation distributes fuel oils in the United States. Proposals by state regulatory agencies and legislatures have been made that would require a lower sulfur content of fuel oils. If adopted, these proposals could require capital expenditures by the Registrant and HOVENSA to meet the required sulfur content standards.

As described in Item 3 “Legal Proceedings,” in 2003 the Corporation and HOVENSA began discussions with the U.S. EPA regarding the EPA’s Petroleum Refining Initiative (PRI). The PRI is an ongoing program that is designed to reduce certain air emissions at all U.S. refineries. Since 2000, the EPA has entered into settlements addressing these emissions with petroleum refining companies that control nearly 90% of the domestic refining capacity. Negotiations with the EPA are continuing and substantial progress has been made toward resolving this matter for both the Corporation and HOVENSA. While the effect on the Corporation of the Petroleum Refining Initiative cannot be estimated until a final settlement is reached and entered by a court, additional future capital expenditures and operating expenses will likely be incurred over a number of years. The amount of penalties, if any, is not expected to be material to the Corporation.

The Corporation has undertaken a program to assess, monitor and reduce the emission of “greenhouse gases,” including carbon dioxide and methane. The Corporation recognizes that climate change is a global environmental concern with potentially significant consequences for society and the energy industry. The Corporation is committed to the responsible management of greenhouse gas emissions from our existing assets and future developments and is developing and implementing a strategy to control our carbon emissions.

The Corporation will have continuing expenditures for environmental assessment and remediation. Sites where corrective action may be necessary include gasoline stations, terminals, onshore exploration and production facilities, refineries (including solid waste management units under permits issued pursuant to the Resource Conservation and Recovery Act) and, although not currently significant, “Superfund” sites where the Corporation has been named a potentially responsible party.

The Corporation accrues for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. At year-end 2008, the Corporation’s reserve for estimated environmental liabilities was approximately $61 million. The Corporation expects that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites. The Corporation’s remediation spending was $23 million in 2008, $23 million in 2007 and $15 million in 2006. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, other than for the low sulfur requirements, were $15 million in 2008 and $22 million in 2007 and 2006.

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

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the price of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, these operations are referred to as non-trading activities. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership that trades energy commodities. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas and refined products. The following describes how these risks are controlled and managed.

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

Instruments:  The Corporation primarily uses forward commodity contracts, foreign exchange forward contracts, futures, swaps, options and energy commodity based securities in its non-trading and trading activities. These contracts are generally widely traded instruments with standardized terms. The following describes these instruments and how the Corporation uses them:

•	Forward Commodity Contracts: The Corporation enters into contracts for the forward purchase and sale of commodities. At settlement date, the notional value of the contract is exchanged for physical delivery of the commodity. Forward contracts that are designated as normal purchase and sale contracts under FAS 133 are excluded from the quantitative market risk disclosures.

•	Forward Foreign Exchange Contracts: The Corporation enters into forward contracts primarily for the British pound, the Norwegian krone, and the Danish krone, which commit the Corporation to buy or sell a fixed amount of these currencies at a predetermined exchange rate on a future date.

•	Exchange Traded Contracts: The Corporation uses exchange traded contracts, including futures, on a number of different underlying energy commodities. These contracts are settled daily with the relevant exchange and may be subject to exchange position limits.

•	Swaps: The Corporation uses financially settled swap contracts with third parties as part of its hedging and trading activities. Cash flows from swap contracts are determined based on underlying commodity prices and are typically settled over the life of the contract.

•	Options: Options on various underlying energy commodities include exchange traded and third party contracts and have various exercise periods. As a seller of options, the Corporation receives a premium at the outset and bears the risk of unfavorable changes in the price of the commodity underlying the option. As a purchaser of options, the Corporation pays a premium at the outset and has the right to participate in the favorable price movements in the underlying commodities. These premiums are a component of the fair value of the options.

•	Energy Securities: Energy securities include energy related equity or debt securities issued by a company or government or related derivatives on these securities.

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

	Trading	Non-trading
	Activities	Activities
	(Millions of dollars)

2008
At December 31	$17	$13
Average	13	90
High	17	140
Low	11	13
2007
At December 31	$10	$72
Average	12	63
High	13	72
Low	10	54

Non-trading:  The Corporation’s non-trading activities may include hedging of crude oil and natural gas production. Futures and swaps are used to fix the selling prices of a portion of the Corporation’s future production and the related gains or losses are an integral part of the Corporation’s selling prices. In October 2008, the Corporation closed its Brent crude oil hedge positions by entering into offsetting contracts with the same counterparty covering 24,000 barrels per day from 2009 through 2012 at a per barrel price of $86.95 each year. The after-tax deferred losses related to closed crude oil contracts will be recorded in earnings as the contracts mature.

There were no hedges of WTI crude oil or natural gas production at December 31, 2008. The Corporation also markets energy commodities including refined petroleum products, natural gas and electricity. The Corporation uses futures, swaps and options to manage the risk in its marketing activities. Accumulated other comprehensive income (loss) at December 31, 2008 includes after-tax deferred losses of $1,478 million primarily related to closed crude oil contracts that were used as hedges of exploration and production sales.

The Corporation uses foreign exchange contracts to reduce its exposure to fluctuating foreign exchange rates by entering into forward contracts for various currencies including the British pound, the Norwegian krone and the Danish krone. At December 31, 2008, the Corporation had $896 million of notional value foreign exchange contracts maturing in 2009. The fair value of the foreign exchange contracts was a payable of $75 million at December 31, 2008. The change in fair value of the foreign exchange contracts from a 20% change in exchange rates is estimated to be approximately $165 million at December 31, 2008.

The Corporation’s outstanding debt of $3,955 million has a fair value of $3,883 million at December 31, 2008. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $85 million at December 31, 2008.

Trading:  In trading activities, the Corporation is primarily exposed to changes in crude oil, natural gas and refined product prices. The trading partnership in which the Corporation has a 50% voting interest trades energy commodities, securities and derivatives. The accounts of the partnership are consolidated with those of the Corporation. The Corporation also takes trading positions for its own account. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.

Gains or losses from sales of physical products are recorded at the time of sale. Total realized gains (losses) on trading activities amounted to $(317) million in 2008 and $303 million in 2007. Derivative trading transactions are marked-to-market and unrealized gains or losses are reflected in income currently. The following table provides an assessment of the factors affecting the changes in fair value of trading activities and represents 100% of the trading partnership and other trading activities.

	2008	2007
	(Millions of dollars)

Fair value of contracts outstanding at the beginning of the year	$154	$365
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at the end of year	(257)	193
Reversal of fair value for contracts closed during the year	42	(230)
Fair value of contracts entered into during the year and still outstanding	925	(174)

Fair value of contracts outstanding at the end of the year	$864	$154

The Corporation measures fair value and summarizes the sources of fair value for derivatives in accordance with the provisions of FAS 157. See the discussion on page 35 for more details on how the Corporation measures fair value.

The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at December 31, 2008:

					2012 and
	Total	2009	2010	2011	Beyond
	(Millions of dollars)

Source of fair value
Level 1	$35	$(22)	$63	$2	$(8)
Level 2	885	564	180	82	59
Level 3	(56)	(42)	(12)	(1)	(1)

Total	$864	$500	$231	$83	$50

The following table summarizes the receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at December 31:

	2008	2007
	(Millions of dollars)

Investment grade determined by outside sources	$263	$364
Investment grade determined internally*	133	173
Less than investment grade	58	55

Fair value of net receivables outstanding at the end of the year	$454	$592

*	Based on information provided by counterparties and other available sources.

Item 8.	Financial Statements and Supplementary Data

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

*	Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, as stated in their report, which is included herein.

By	/s/ John P. Rielly John P. Rielly Senior Vice President and Chief Financial Officer	By	/s/ John B. Hess John B. Hess Chairman of the Board and Chief Executive Officer

February 20, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hess Corporation

We have audited Hess Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hess Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Hess Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hess Corporation and consolidated subsidiaries as of December 31, 2008 and 2007, and the related statements of consolidated income, cash flows, stockholders’ equity and comprehensive income of Hess Corporation and consolidated subsidiaries for each of the three years in the period ended December 31, 2008, and our report dated February 20, 2009 expressed an unqualified opinion thereon.

February 20, 2009
New York, New York

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hess Corporation

We have audited the accompanying consolidated balance sheet of Hess Corporation and consolidated subsidiaries as of December 31, 2008 and 2007, and the related statements of consolidated income, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2008. Our audits also included the Financial Statement Schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hess Corporation and consolidated subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Financial Statement Schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hess Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

February 20, 2009
New York, New York

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
	(Millions of dollars; thousands of shares)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$908	$607
Accounts receivable
Trade	4,059	4,527
Other	238	181
Inventories	1,308	1,250
Other current assets	819	361

Total current assets	7,332	6,926

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	919	933
Other	208	184

Total investments in affiliates	1,127	1,117

PROPERTY, PLANT AND EQUIPMENT
Exploration and Production	25,332	22,903
Marketing, Refining and Corporate	2,105	1,928

Total — at cost	27,437	24,831
Less reserves for depreciation, depletion, amortization and lease impairment	11,166	10,197

Property, plant and equipment — net	16,271	14,634

GOODWILL	1,225	1,225
DEFERRED INCOME TAXES	2,292	1,873
OTHER ASSETS	342	356

TOTAL ASSETS	$28,589	$26,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,045	$5,741
Accrued liabilities	1,905	1,638
Taxes payable	637	583
Current maturities of long-term debt	143	62

Total current liabilities	7,730	8,024

LONG-TERM DEBT	3,812	3,918
DEFERRED INCOME TAXES	2,241	2,362
ASSET RETIREMENT OBLIGATIONS	1,164	1,016
OTHER LIABILITIES AND DEFERRED CREDITS	1,335	1,037

Total liabilities	16,282	16,357

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00, 20,000 shares authorized
3% cumulative convertible series
Authorized: 330 shares
Issued: 2008 — 0 shares; 2007 — 284 shares	—	—
Common stock, par value $1.00
Authorized: 600,000 shares
Issued: 2008 — 326,133 shares; 2007 — 320,600 shares	326	321
Capital in excess of par value	2,347	1,882
Retained earnings	11,642	9,412
Accumulated other comprehensive income (loss)	(2,008)	(1,841)

Total stockholders’ equity	12,307	9,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,589	$26,131

The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	Years Ended December 31,
	2008	2007	2006
	(In millions, except per share data)

REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$41,165	$31,647	$28,067
Equity in income of HOVENSA L.L.C.	44	176	201
Gain on asset sales	—	21	369
Other, net	(115)	80	81

Total revenues and non-operating income	41,094	31,924	28,718

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	29,595	22,573	19,912
Production expenses	1,872	1,581	1,250
Marketing expenses	1,025	944	940
Exploration expenses, including dry holes and lease impairment	725	515	552
Other operating expenses	209	161	122
General and administrative expenses	672	614	471
Interest expense	267	256	201
Depreciation, depletion and amortization	2,029	1,576	1,224

Total costs and expenses	36,394	28,220	24,672

INCOME BEFORE INCOME TAXES	4,700	3,704	4,046
Provision for income taxes	2,340	1,872	2,126

NET INCOME	$2,360	$1,832	$1,920

Less preferred stock dividends	—	—	44

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$2,360	$1,832	$1,876

BASIC NET INCOME PER SHARE	$7.35	$5.86	$6.75
DILUTED NET INCOME PER SHARE	$7.24	$5.74	$6.08
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	325.8	319.3	315.7

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,360	$1,832	$1,920
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,029	1,576	1,224
Exploratory dry hole costs	210	65	241
Lease impairment	125	102	99
Pre-tax gain on asset sales	—	(21)	(369)
Provision (benefit) for deferred income taxes	(57)	(33)	281
Distributed earnings of HOVENSA L.L.C., net	6	124	199
Changes in other operating assets and liabilities:
(Increase) decrease in accounts receivable	357	(783)	(179)
Increase in inventories	(56)	(254)	(152)
Increase (decrease) in accounts payable and accrued liabilities	(252)	597	(44)
Increase in taxes payable	61	134	47
Changes in other assets and liabilities	(216)	168	224

Net cash provided by operating activities	4,567	3,507	3,491

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,438)	(3,578)	(3,844)
Proceeds from asset sales	—	93	444
Payments received on notes receivable	61	61	76
Other, net	(67)	(50)	35

Net cash used in investing activities	(4,444)	(3,474)	(3,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	380	1,094	320
Repayments	(412)	(886)	(333)
Cash dividends paid	(130)	(127)	(161)
Employee stock options exercised, including income tax benefits	340	110	40

Net cash provided by (used in) financing activities	178	191	(134)

NET INCREASE IN CASH AND CASH EQUIVALENTS	301	224	68
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	607	383	315

CASH AND CASH EQUIVALENTS AT END OF YEAR	$908	$607	$383

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
	(Millions of dollars; thousands of shares)

PREFERRED STOCK
Balance at January 1	284	$—	324	$—	13,824	$14
Conversion of preferred stock to common stock	(284)	—	(40)	—	(13,500)	(14)

Balance at December 31	—	—	284	—	324	—

COMMON STOCK
Balance at January 1	320,600	321	315,018	315	279,197	279
Activity related to restricted common stock awards, net	1,148	1	941	1	903	1
Employee stock options exercised	3,852	4	4,566	5	1,283	1
Conversion of preferred stock to common stock	533	—	75	—	33,635	34

Balance at December 31	326,133	326	320,600	321	315,018	315

CAPITAL IN EXCESS OF PAR VALUE
Balance at January 1		1,882		1,689		1,656
Activity related to restricted common stock awards, net		145		50		36
Employee stock options, including income tax benefits		320		143		68
Conversion of preferred stock to common stock		—		—		(20)
Reclassification resulting from adoption of FAS 123R		—		—		(51)

Balance at December 31		2,347		1,882		1,689

RETAINED EARNINGS
Balance at January 1		9,412		7,707		5,946
Net income		2,360		1,832		1,920
Dividends declared on common stock		(130)		(127)		(115)
Dividends on preferred stock		—		—		(44)

Balance at December 31		11,642		9,412		7,707

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at January 1		(1,841)		(1,564)		(1,526)
Net other comprehensive income (loss)		(167)		(277)		104
Cumulative effect of adoption of FAS 158		—		—		(142)

Balance at December 31		(2,008)		(1,841)		(1,564)

DEFERRED COMPENSATION
Balance at January 1		—		—		(51)
Reclassification resulting from adoption of FAS 123R		—		—		51

Balance at December 31		—		—		—

TOTAL STOCKHOLDERS’ EQUITY at December 31		$12,307		$9,774		$8,147

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007	2006
	(Millions of dollars)

COMPONENTS OF COMPREHENSIVE INCOME
Net income	$2,360	$1,832	$1,920

Other comprehensive income (loss):
Deferred gains (losses) on cash flow hedges, after tax:
Effect of hedge losses recognized in income	342	325	345
Net change in fair value of cash flow hedges	(341)	(659)	(379)
Effect of adoption of FAS 157	193	—	—
Change in retirement plan liabilities, after tax	(241)	17	90
Change in foreign currency translation adjustment and other	(120)	40	48

Net other comprehensive income (loss)	(167)	(277)	104

COMPREHENSIVE INCOME	$2,193	$1,555	$2,024

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business:  Hess Corporation and subsidiaries (the Corporation) engage in the exploration for and the development, production, purchase, transportation and sale of crude oil and natural gas. These activities are conducted principally in Algeria, Australia, Azerbaijan, Brazil, Denmark, Egypt, Equatorial Guinea, Gabon, Ghana, Indonesia, Libya, Malaysia, Norway, Peru, Russia, Thailand, the United Kingdom and the United States. In addition, the Corporation manufactures, purchases, transports, trades and markets refined petroleum and other energy products. The Corporation owns 50% of HOVENSA L.L.C. (HOVENSA), a refinery joint venture in the United States Virgin Islands. An additional refining facility, terminals and retail gasoline stations, most of which include convenience stores, are located on the East Coast of the United States.

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

All derivative instruments are recorded at fair value in the Corporation’s balance sheet. The Corporation’s policy for recognizing the changes in fair value of derivatives varies based on the designation of the derivative. The changes in fair value of derivatives that are not designated as hedges under FAS 133, Accounting for Derivative Instruments and Hedging Activities, are recognized currently in earnings. Derivatives may be designated as hedges of expected future cash flows or forecasted transactions (cash flow hedges) or hedges of firm commitments (fair

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value hedges). The effective portion of changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of other comprehensive income (loss). Amounts included in accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in fair value of derivatives designated as cash flow hedges is recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recognized currently in earnings. The change in fair value of the related hedged commitment is recorded as an adjustment to its carrying amount and recognized currently in earnings.

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

The costs of exploratory wells that find oil and gas reserves are capitalized pending determination of whether proved reserves have been found. In accordance with Financial Accounting Standards Board (FASB) Staff Position 19-1, Accounting for Suspended Well Costs, which amended FAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (FAS 19), exploratory drilling costs remain capitalized after drilling is completed if (1) the well has found a sufficient quantity of reserves to justify completion as a producing well and (2) sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If either of those criteria is not met, or if there is substantial doubt about the economic or operational viability of a project, the capitalized well costs are charged to expense. Indicators of sufficient progress in assessing reserves and the economic and operating viability of a project include commitment of project personnel, active negotiations for sales contracts with customers, negotiations with governments, operators and contractors, firm plans for additional drilling and other factors.

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

Asset Retirement Obligations:  The Corporation has material legal obligations to remove and dismantle long-lived assets and to restore land or seabed at certain exploration and production locations. The Corporation accounts for asset retirement obligations as required by FAS 143, Accounting for Asset Retirement Obligations and FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations. Under these standards, a liability is recognized for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred. In addition, the fair value of any legally

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required conditional asset retirement obligations is recorded if the liability can be reasonably estimated. The Corporation capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived assets.

Impairment of Long-Lived Assets:  The Corporation reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. If the carrying amounts are not expected to be recovered by undiscounted future cash flows, the assets are impaired and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets generally determined by discounting anticipated future net cash flows. In the case of oil and gas fields, the net present value of future cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes and discounted at a risk-adjusted rate. The projected production volumes represent reserves, including probable reserves, expected to be produced based on a stipulated amount of capital expenditures. The production volumes, prices and timing of production are consistent with internal projections and other externally reported information. Oil and gas prices used for determining asset impairments will generally differ from the year-end prices used in the standardized measure of discounted future net cash flows.

Impairment of Equity Investees:  The Corporation reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred. The amount of the impairment is based on quoted market prices, where available, or other valuation techniques.

Impairment of Goodwill:  In accordance with FAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized; however, it is tested for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. This impairment test is calculated at the reporting unit level, which for the Corporation’s goodwill is the Exploration and Production operating segment. The Corporation identifies potential impairments by comparing the fair value of the reporting unit to its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the Corporation calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, an impairment would be recorded.

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

Share-Based Compensation:  The fair value of all share-based compensation is expensed and recognized on a straight-line basis over the vesting period of the awards in accordance with FAS 123R, Share-Based Payment, which was adopted on January 1, 2006.

Income Taxes:  Deferred income taxes are determined using the liability method. The Corporation regularly assesses the realizability of deferred tax assets, based on estimates of future taxable income, the availability of tax

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

planning strategies, the existence of appreciated assets, the available carryforward periods for net operating losses and other factors. If it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount expected to be realized.

The Corporation adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, (FIN 48) on January 1, 2007. The impact of adoption was not material to the Corporation’s financial position, results of operations or cash flows. A deferred tax asset of $28 million related to an acquired net operating loss carryforward was recorded in accordance with FIN 48 and goodwill was reduced. In addition, effective with its adoption of FIN 48, the Corporation recognizes the financial statement effect of a tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination. The Corporation does not provide for deferred U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. The Corporation classifies interest and penalties associated with uncertain tax positions as income tax expense.

Foreign Currency Translation:  The U.S. dollar is the functional currency (primary currency in which business is conducted) for most foreign operations. Adjustments resulting from translating monetary assets and liabilities that are denominated in a non-functional currency into the functional currency are recorded in other income. For operations that do not use the U.S. dollar as the functional currency, adjustments resulting from translating foreign currency assets and liabilities into U.S. dollars are recorded in a separate component of stockholders’ equity titled accumulated other comprehensive income (loss).

Fair Value Measurements:  The Corporation adopted the provisions of FAS 157, Fair Value Measurements (FAS 157), effective January 1, 2008. FAS 157 establishes a hierarchy for the inputs used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability is based on the lowest significant input level within this fair value hierarchy. See Note 15, “Fair Value Measurements”, for more details on the methods and assumptions used to determine the fair values of the financial assets and liabilities.

The impact of adopting FAS 157 was not material to the Corporation’s results of operations. Upon adoption, the Corporation recorded a reduction in the net deferred hedge losses reflected in accumulated other comprehensive income, which increased stockholders’ equity by $193 million, after income taxes.

Effective December 31, 2008, the Corporation applied the provisions of Emerging Issues Task Force 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). Upon adoption, the Corporation revalued certain derivative liabilities collateralized by letters of credit to reflect the Corporation’s credit rating rather than the credit rating of the issuing bank. The adoption resulted in an increase in sales and other operating revenues of approximately $13 million and an increase in accumulated other comprehensive income of approximately $78 million, with a corresponding decrease in derivative liabilities recorded within accounts payable.

Retirement Plans:  Effective December 31, 2006, the Corporation adopted FAS 158, Employer’s Accounting For Defined Benefit Pension and Other Postretirement Plans, which required the recognition of the underfunded status of defined benefit postretirement plans on the balance sheet. For the Corporation’s pension plans, the underfunded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. For the Corporation’s postretirement medical plan, the underfunded status represents the difference between the fair value of plan assets and the accumulated postretirement benefit obligation. The Corporation recognizes the net changes in the funded status of these plans in the year in which such changes occur.

Recently Issued Accounting Standard:  In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51 (FAS 160). FAS 160 changes the accounting for and reporting of noncontrolling interests in a subsidiary. The Corporation will adopt the provisions

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of FAS 160 effective January 1, 2009 and estimates that the impact of adoption will result in a decrease to other long term liabilities and an increase to stockholders’ equity of approximately $85 million.

2.	Acquisitions and Divestitures

2008:  In the third quarter of 2008, the Corporation acquired the remaining 22.5% interest in its Gabonese subsidiary for $285 million, of which $210 million was allocated to proved properties. The Corporation expanded its energy marketing business by acquiring fuel oil, natural gas, and electricity customer accounts, and a terminal and related assets, for an aggregate of approximately $100 million.

2007:  In the first quarter of 2007, the Corporation completed the acquisition of a 28% interest in the Genghis Khan oil and gas development located in the deepwater Gulf of Mexico on Green Canyon Blocks 652 and 608 for $371 million, of which $342 million was allocated to proved and unproved properties and the remainder to wells and equipment. This transaction was accounted for as an asset acquisition. Genghis Khan has been unitized with the Shenzi development.

During the second quarter of 2007, the Corporation completed the sale of its interests in the Scott and Telford fields located in the United Kingdom for $93 million and recorded a gain of $21 million ($15 million after income taxes). At the time of sale, these two fields were producing at a combined net rate of 6,500 barrels of oil per day.

3.	Inventories

Inventories at December 31 are as follows:

	2008	2007
	(Millions of dollars)

Crude oil and other charge stocks	$383	$338
Refined products and natural gas	988	1,577
Less: LIFO adjustment	(500)	(1,029)

	871	886
Merchandise, materials and supplies	437	364

Total	$1,308	$1,250

The percentage of LIFO inventory to total crude oil, refined products and natural gas inventories was 60% and 69% at December 31, 2008 and 2007, respectively. During 2007 the Corporation reduced LIFO inventories, which are carried at lower costs than current inventory costs. The effect of the LIFO inventory liquidations was to decrease cost of products sold by approximately $38 million ($24 million after income taxes).

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

The Corporation has an investment in HOVENSA L.L.C., a 50% joint venture with Petroleos de Venezuela, S.A. (PDVSA), which is accounted for using the equity method. HOVENSA owns and operates a refinery in the U.S. Virgin Islands. Summarized financial information for HOVENSA as of December 31 and for the years then ended follows:

	2008	2007	2006
	(Millions of dollars)

Summarized Balance Sheet, at December 31
Cash and cash equivalents	$75	$279	$290
Other current assets	664	1,183	943
Net fixed assets	2,136	2,181	2,123
Other assets	58	62	32
Current liabilities	(679)	(1,459)	(1,013)
Long-term debt	(356)	(356)	(252)
Deferred liabilities and credits	(104)	(75)	(70)

Partners’ equity	$1,794	$1,815	$2,053

Summarized Income Statement, for the years ended December 31
Total revenues	$17,480	$13,396	$11,788
Costs and expenses	(17,385)	(13,039)	(11,381)

Net income	$95	$357	$407

Hess Corporation’s share*	$44	$176	$201

Summarized Cash Flow Statement, for the years ended December 31
Net cash provided by (used in):
Operating activities	$(20)	$654	$484
Investing activities	(85)	(165)	(10)
Financing activities	(99)	(500)	(796)

Net decrease in cash and cash equivalents	$(204)	$(11)	$(322)

*	Before Virgin Islands income taxes, which were recorded in the Corporation’s income tax provision.

The Corporation received cash distributions from HOVENSA of $50 million, $300 million and $400 million during 2008, 2007 and 2006, respectively. The Corporation’s share of HOVENSA’s undistributed income aggregated $206 million at December 31, 2008.

The Corporation guarantees the payment of up to 50% of the value of HOVENSA’s crude oil purchases from certain suppliers other than PDVSA. The guarantee amounted to $78 million at December 31, 2008. This amount fluctuates based on the volume of crude oil purchased and the related crude oil prices. In addition, the Corporation has agreed to provide funding up to $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

At formation of the joint venture in 1999, PDVSA V.I., a wholly-owned subsidiary of PDVSA, purchased a 50% interest in the fixed assets of the Corporation’s Virgin Islands refinery for $62.5 million in cash and a 10-year note from PDVSA V.I. for $562.5 million bearing interest at 8.46% per annum and requiring principal payments over its term. The principal balance of the note was $15 million and $76 million at December 31, 2008 and 2007, respectively, which was fully repaid in February 2009.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

Property, plant and equipment at December 31 consists of the following:

	2008	2007
	(Millions of dollars)

Exploration and Production
Unproved properties	$2,265	$1,688
Proved properties	3,009	3,350
Wells, equipment and related facilities	20,058	17,865

	25,332	22,903
Marketing, Refining and Corporate	2,105	1,928

Total — at cost	27,437	24,831
Less: reserves for depreciation, depletion, amortization and lease impairment	11,166	10,197

Property, plant and equipment — net	$16,271	$14,634

In 2008, the Corporation recorded asset impairments at fields located in the United States and U.K. North Sea totaling $30 million ($17 million after income taxes). In 2007 the Corporation recorded asset impairments at two mature fields in the U.K. North Sea totaling $112 million ($56 million after income taxes). These impairments are reflected in depreciation, depletion and amortization.

At December 31, 2008, the Corporation has classified its Gabonese assets as held for sale. As a result, the net book value of $452 million at December 31, 2008 was reclassified to other current assets. In addition, $169 million of asset retirement obligations and deferred income taxes were reclassified to accrued liabilities.

The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31, and the changes therein during the respective years:

	2008	2007	2006
	(Millions of dollars)

Beginning balance at January 1	$608	$399	$244
Additions to capitalized exploratory well costs pending the determination of proved reserves	560	229	299
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(67)	(20)	(144)
Capitalized exploratory well costs charged to expense	(7)	—	—

Ending balance at December 31	$1,094	$608	$399

Number of wells at end of year	45	30	28

The preceding table excludes exploratory dry hole costs of $203 million, $65 million and $241 million in 2008, 2007 and 2006, respectively, which were incurred and subsequently expensed in the same year.

At December 31, 2008, exploratory drilling costs capitalized in excess of one year past completion of drilling were as follows (in millions):

2007	$109
2006	216
2003 to 2005	56

$381

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The capitalized well costs in excess of one year relate to 10 projects. Approximately 80% of the costs relates to the Pony and Tubular Bells projects in the deepwater Gulf of Mexico where development options are being evaluated at December 31, 2008. The remainder of the costs relate to projects where further drilling is planned or development planning activities are ongoing.

6.	Asset Retirement Obligations

The following table describes changes to the Corporation’s asset retirement obligations:

	2008	2007
	(Millions of dollars)

Asset retirement obligations at January 1	$1,055	$882
Liabilities incurred	35	62
Liabilities settled or disposed of	(56)	(51)
Accretion expense	67	50
Revisions	309	84
Foreign currency translation	(196)	28

Asset retirement obligations at December 31	1,214	1,055
Less: current obligations	50	39

Long-term obligations at December 31	$1,164	$1,016

Revisions are primarily attributable to higher service and equipment costs in the oil and gas industry.

7.	Long-Term Debt

Long-term debt at December 31 consists of the following:

	2008	2007
	(Millions of dollars)

Revolving credit facility, weighted average rate 2.2%	$350	$220
Asset-backed credit facility, weighted average rate 2.8%	500	250
Short-term credit facilities	—	350
Fixed rate debentures:
7.4% due 2009	104	103
6.7% due 2011	662	662
7.9% due 2029	694	694
7.3% due 2031	745	745
7.1% due 2033	598	598

Total fixed rate debentures	2,803	2,802
Fixed rate notes, payable principally to insurance companies, weighted average rate 9.1%, due through 2014	108	126
Project lease financing, weighted average rate 5.1%, due through 2014	132	140
Pollution control revenue bonds, weighted average rate 5.9%, due through 2034	53	53
Other loans, weighted average rate 7.5%, due through 2019	9	39

	3,955	3,980
Less: amount included in current maturities	143	62

Total	$3,812	$3,918

The aggregate long-term debt maturing during the next five years is as follows (in millions): 2009 — $143 (included in current liabilities); 2010 — $31; 2011 — $702; 2012 — $874 and 2013 — $33.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Corporation’s fixed rate debentures have a principal amount of $2,816 million ($2,803 million net of unamortized discount). Interest rates on the outstanding fixed rate debentures have a weighted average rate of 7.3%.

The Corporation has a $3.0 billion syndicated revolving credit facility (the facility), which can be used for borrowings and letters of credit, substantially all of which is committed through May 2012. At December 31, 2008, the Corporation has available capacity on the facility of $2,474 million. Current borrowings under the facility bear interest at 0.4% above the London Interbank Offered Rate and a facility fee of 0.1% per annum is payable on the amount of the credit line. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes.

The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its Marketing and Refining operations. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit up to $500 million, subject to the availability of sufficient levels of eligible receivables. At December 31, 2008, outstanding borrowings under this facility were collateralized by $1,249 million of accounts receivable, which are held by a wholly-owned subsidiary. These receivables are not available to pay the general obligations of the Corporation before repayment of outstanding borrowings under the asset-backed facility. At December 31, 2008, $500 million of outstanding borrowings under the asset-backed credit facility are classified as long-term based on the Corporation’s available capacity under the committed revolving credit facility.

The Corporation’s long-term debt agreements contain a financial covenant that restricts the amount of total borrowings and secured debt. At December 31, 2008, the Corporation is permitted to borrow up to an additional $16.6 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $2.8 billion of secured debt at December 31, 2008.

Outstanding letters of credit at December 31 were as follows:

	2008	2007
	(Millions of dollars)

Revolving credit facility	$176	$—
Asset-backed credit facility	—	534
Committed lines*	1,973	995
Uncommitted short-term lines	1,686	1,510

Total	$3,835	$3,039

*	Committed lines have expiration dates ranging from 2009 through 2011.

Of the total letters of credit outstanding at December 31, 2008, $126 million relates to contingent liabilities and the remaining $3,709 million relates to liabilities recorded on the balance sheet.

The total amount of interest paid (net of amounts capitalized) was $266 million, $257 million and $200 million in 2008, 2007 and 2006, respectively. The Corporation capitalized interest of $7 million, $50 million and $100 million in 2008, 2007, and 2006, respectively.

8.	Share-Based Compensation

The Corporation awards restricted common stock and stock options under its 2008 Long-Term Incentive Plan. Generally, stock options vest in one to three years from the date of grant, have a 10-year option life, and the exercise price equals or exceeds the market price on the date of grant. Outstanding restricted common stock generally vests in three years from the date of grant.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense consists of the following:

	Before Taxes		After Taxes
	2008	2007	2008	2007
	(Millions of dollars)

Stock options	$51	$36	$31	$23
Restricted stock	68	51	43	31

Total	$119	$87	$74	$54

Based on restricted stock and stock option awards outstanding at December 31, 2008, unearned compensation expense, before income taxes, will be recognized in future years as follows (in millions): 2009 — $92, 2010 — $56 and 2011 — $6.

The Corporation’s stock option and restricted stock activity consisted of the following:

	Stock Options		Restricted Stock
		Weighted-	Shares of	Weighted-
		Average	Restricted	Average
		Exercise Price	Common	Price on Date
	Options	per Share	Stock	of Grant
	(Thousands)		(Thousands)

Outstanding at January 1, 2006	11,451	$24.09	4,363	$22.32
Granted	2,853	49.46	984	50.40
Exercised	(1,283)	22.96	—	—
Vested	—	—	(237)	22.78
Forfeited	(98)	40.07	(66)	30.24

Outstanding at December 31, 2006	12,923	29.68	5,044	27.68
Granted	3,066	53.82	1,032	53.92
Exercised	(4,566)	24.07	—	—
Vested	—	—	(1,184)	24.53
Forfeited	(131)	46.41	(91)	36.40

Outstanding at December 31, 2007	11,292	38.31	4,801	33.93
Granted	2,473	82.55	1,289	84.45
Exercised	(3,852)	29.17	—	—
Vested	—	—	(2,787)	21.40
Forfeited	(213)	60.61	(142)	58.60

Outstanding at December 31, 2008	9,700	52.73	3,161	64.47

Exercisable at December 31, 2006	6,832	$22.08
Exercisable at December 31, 2007	5,408	27.34
Exercisable at December 31, 2008	4,522	36.95

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes information regarding the outstanding and exercisable stock options as of December 31, 2008:

		Outstanding Options		Exercisable Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise Price		Exercise Price
Exercise Prices	Options	Life	per Share	Options	per Share
	(Thousands)	(Years)		(Thousands)

$10.00 – $40.00	2,514	5	$25.78	2,512	$25.77
$40.01 – $70.00	4,749	8	51.65	1,996	50.77
$70.01 – $120.00	2,437	9	82.62	14	73.06

	9,700	7	52.73	4,522	36.95

The intrinsic value (or the amount by which the market price of the Corporation’s Common Stock exceeds the exercise price of an option) for outstanding options and exercisable options at December 31, 2008 was $80 million and $76 million, respectively. At December 31, 2008, assuming forfeitures of 2% per year, 9,500,000 outstanding options are expected to vest at a weighted average exercise price of $52.45 per share. At December 31, 2008 the weighted average remaining term of exercisable options was 6 years.

The Corporation uses the Black-Scholes model to estimate the fair value of employee stock options. The following weighted average assumptions were utilized for stock options awarded:

	2008	2007	2006

Risk free interest rate	2.70%	4.70%	4.50%
Stock price volatility	.294	.316	.321
Dividend yield	.50%	.75%	.80%
Expected term in years	5	5	5
Weighted average fair value per option granted	$24.09	$18.07	$16.50

The assumption above for the risk free interest rate is based on the expected terms of the options and is obtained from published sources. The stock price volatility is determined from historical experience using the same period as the expected terms of the options. The expected stock option term is based on historical exercise patterns and the expected future holding period.

In May 2008, shareholders approved the 2008 Long-Term Incentive Plan. The Corporation also has stock options outstanding under a former plan. At December 31, 2008, the number of common shares reserved for issuance under the 2008 Long-Term Incentive Plan is as follows (in thousands):

Total common shares reserved for issuance	12,884
Less: stock options outstanding	80

Available for future awards of restricted stock and stock options	12,804

9.	Foreign Currency Translation

Foreign currency gains (losses) before income taxes amounted to $(212) million in 2008, $17 million in 2007 and $21 million in 2006. The foreign currency loss in 2008 reflects the effect of significant exchange rate movements in the fourth quarter of 2008 on the remeasurement of assets, liabilities and foreign currency forward contracts by certain foreign businesses. The balances in accumulated other comprehensive income (loss) related to

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency translation were reductions in stockholders’ equity of $123 million at December 31, 2008 and $3 million at December 31, 2007.

10.	Retirement Plans

The Corporation has funded noncontributory defined benefit pension plans for a significant portion of its employees. In addition, the Corporation has an unfunded supplemental pension plan covering certain employees. The unfunded supplemental pension plan provides for incremental pension payments from the Corporation so that total pension payments equal amounts that would have been payable from the Corporation’s principal pension plans, were it not for limitations imposed by income tax regulations. The plans provide defined benefits based on years of service and final average salary. Additionally, the Corporation maintains an unfunded postretirement medical plan that provides health benefits to certain qualified retirees from ages 55 through 65. The measurement date for all retirement plans is December 31. The following table summarizes the Corporation’s benefit obligations and the fair value of plan assets and shows the funded status of the pension and postretirement medical plans:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2008	2007	2008	2007	2008	2007
	(Millions of dollars)

Change in benefit obligation
Balance at January 1	$1,136	$1,098	$147	$114	$86	$89
Service cost	36	36	6	5	3	3
Interest cost	71	65	9	8	4	4
Actuarial (gain) loss	19	(31)	11	30	(13)	(5)
Benefit payments	(42)	(37)	(8)	(10)	(3)	(5)
Foreign currency exchange rate changes	(95)	5	—	—	—	—

Balance at December 31	1,125	1,136	165	147	77	86

Change in fair value of plan assets
Balance at January 1	1,075	961	—	—	—	—
Actual return on plan assets	(280)	70	—	—	—	—
Employer contributions	70	77	8	10	3	5
Benefit payments	(42)	(37)	(8)	(10)	(3)	(5)
Foreign currency exchange rate changes	(78)	4	—	—	—	—

Balance at December 31	745	1,075	—	—	—	—

Funded status (plan assets less than benefit obligations) at December 31	(380)	(61)	(165)*	(147)*	(77)	(86)
Unrecognized net actuarial losses	513	162	77	75	13	27
Unrecognized prior service cost	—	—	1	2	—	(1)

Net amount recognized	$133	$101	$(87)	$(70)	$(64)	$(60)

*	The trust established by the Corporation for the supplemental plan held assets valued at $65 million at December 31, 2008 and $88 million at December 31, 2007.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheet at December 31 consist of the following:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2008	2007	2008	2007	2008	2007
	(Millions of dollars)

Accrued benefit liability	$(380)	$(61)	$(165)	$(147)	$(77)	$(86)
Accumulated other comprehensive loss*	513	162	78	77	13	26

Net amount recognized	$133	$101	$(87)	$(70)	$(64)	$(60)

*	The after-tax reduction to stockholders’ equity recorded in Accumulated other comprehensive income (loss) was $407 million at December 31, 2008 and $166 million at December 31, 2007.

The accumulated benefit obligation for the funded defined benefit pension plans was $1,032 million at December 31, 2008 and $1,019 million at December 31, 2007. The accumulated benefit obligation for the unfunded defined benefit pension plan was $149 million at December 31, 2008 and $120 million at December 31, 2007.

Components of net periodic benefit cost for funded and unfunded pension plans and the postretirement medical plan consisted of the following:

	Pension Plans			Postretirement Medical Plan
	2008	2007	2006	2008	2007	2006
	(Millions of dollars)

Service cost	$42	$41	$34	$3	$3	$3
Interest cost	80	73	63	4	4	5
Expected return on plan assets	(80)	(74)	(63)	—	—	—
Amortization of prior service cost	1	1	1	(1)	(1)	(1)
Amortization of unrecognized net actuarial loss	18	22	30	1	—	—
Settlement loss	—	—	—	—	2	3

Net periodic benefit cost	$61	$63	$65	$7	$8	$10

Prior service costs and actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active employees.

The Corporation’s 2009 pension and postretirement medical expense is estimated to be approximately $125 million, of which approximately $57 million relates to the amortization of unrecognized net actuarial losses.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average actuarial assumptions used by the Corporation’s funded and unfunded pension plans were as follows:

	2008	2007	2006

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.3%	6.3%	5.8%
Rate of compensation increase	4.4	4.4	4.4
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	6.3	5.8	5.5
Expected return on plan assets	7.5	7.5	7.5
Rate of compensation increase	4.4	4.4	4.3

The actuarial assumptions used by the Corporation’s postretirement medical plan were as follows:

	2008	2007	2006

Assumptions used to determine benefit obligations at December 31
Discount rate	6.3%	6.3%	5.8%
Initial health care trend rate	9.0%	9.0%	8.0%
Ultimate trend rate	4.5%	4.5%	4.5%
Year in which ultimate trend rate is reached	2013	2013	2011

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

The Corporation’s investment strategy is to maximize long-term returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes. Asset classes and target allocations are determined by the Corporation’s investment committee and include domestic and foreign equities, fixed income securities, and other investments, including hedge funds, real estate and private equity. Investment managers are prohibited from investing in securities issued by the Corporation unless indirectly held as part of an index strategy. The majority of plan assets are highly liquid, providing ample liquidity for benefit payment requirements.

The Corporation’s funded pension plan assets by asset category are as follows:

	Target	December 31,
Asset Category	Allocation	2008	2007

Equity securities	50%	48%	57%
Debt securities	25	27	29
Other investments	25	25	14

Total	100%	100%	100%

Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation has budgeted contributions ranging from approximately $110 million to $150 million to its funded pension plans in 2009. The Corporation has not budgeted any contributions to the trust established for the unfunded plan.

Estimated future benefit payments for the funded and unfunded pension plans and the postretirement medical plan, which reflect expected future service, are as follows:

(Millions of dollars)

2009	$63
2010	73
2011	90
2012	76
2013	83
Years 2014 to 2018	492

The Corporation also contributes to several defined contribution plans for eligible employees. Employees may contribute a portion of their compensation to the plans and the Corporation matches a portion of the employee contributions. The Corporation recorded expense of $22 million in 2008, $19 million in 2007 and $16 million in 2006 for contributions to these plans.

11.	Income Taxes

The provision for (benefit from) income taxes consisted of:

	2008	2007	2006
	(Millions of dollars)

United States Federal
Current	$10	$2	$4
Deferred	(140)	62	96
State	10	(149)	19

	(120)	(85)*	119

Foreign
Current	2,377	1,898	1,836
Deferred	87	64	142

	2,464	1,962	1,978

Adjustment of deferred tax liability for foreign income tax rate change	(4)	(5)	29

Total provision for income taxes	$2,340	$1,872	$2,126

*	Includes a provision for an increase in the valuation allowance for foreign tax credit carryforwards of $81 million and a benefit from a decrease in the valuation allowance for state net operating loss carryforwards of $96 million..

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (loss) before income taxes consisted of the following:

	2008	2007	2006
	(Millions of dollars)

United States*	$(318)	$(228)	$406
Foreign**	5,018	3,932	3,640

Total income before income taxes	$4,700	$3,704	$4,046

*	Includes substantially all of the Corporation’s interest expense and the results of hedging activities.

**	Foreign income includes the Corporation’s Virgin Islands and other operations located outside of the United States.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their recorded amounts in the financial statements. A summary of the components of deferred tax liabilities and assets at December 31 follows:

	2008	2007
	(Millions of dollars)

Deferred tax liabilities
Fixed assets and investments	$2,918	$3,048
Other	114	70

Total deferred tax liabilities	3,032	3,118

Deferred tax assets
Net operating loss carryforwards	1,832	1,884
Tax credit carryforwards	458	285
Accrued liabilities	415	390
Asset retirement obligations	406	430
Other	227	48

Total deferred tax assets	3,338	3,037
Valuation allowance	(266)	(224)

Net deferred tax assets	3,072	2,813

Net deferred tax assets (liabilities)	$40	$(305)

At December 31, 2008, the Corporation has net operating loss carryforwards in the United States of approximately $4.0 billion, substantially all of which expire in 2024 through 2027. At December 31, 2008, the Corporation has alternative minimum tax credit carryforwards of approximately $165 million, which can be carried forward indefinitely. Foreign tax credit carryforwards, which expire in 2017 and 2018, total $248 million. The Corporation also has approximately $45 million of general business credits, substantially all of which expire between 2012 and 2025.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the consolidated balance sheet at December 31 deferred tax assets and liabilities from the preceding table are netted by taxing jurisdiction and are recorded in the following captions:

	2008	2007
	(Millions of dollars)

Other current assets	$188	$211
Deferred income taxes (long-term asset)	2,292	1,873
Accrued liabilities	(199)	(27)
Deferred income taxes (long-term liability)	(2,241)	(2,362)

Net deferred tax assets (liabilities)	$40	$(305)

The difference between the Corporation’s effective income tax rate and the United States statutory rate is reconciled below:

	2008	2007	2006

United States statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	13.0	15.6	17.5
State income taxes, net of Federal income tax	0.1	(2.6)	0.3
Other	1.7	2.5	(0.3)

Total	49.8%	50.5%	52.5%

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits (millions of dollars):

	2008	2007

Balance at January 1	$165	$142
Additions based on tax positions taken in the current year	16	38
Additions based on tax positions of prior years	11	5
Reductions based on tax positions of prior years	(15)	—
Reductions due to settlements with taxing authorities	(2)	(20)

Balance at December 31	$175	$165

At December 31, 2008, the unrecognized tax benefits include $145 million which, if recognized, would affect the Corporation’s effective income tax rate. Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $30 million due to settlements with taxing authorities.

The Corporation has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are expected to be indefinitely reinvested in foreign operations. The Corporation had undistributed earnings from foreign subsidiaries of approximately $7.1 billion at December 31, 2008. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of approximately $2.5 billion would be required, excluding the potential use of foreign tax credits in the United States.

The Corporation and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. The Corporation is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2003.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes paid (net of refunds) in 2008, 2007, and 2006 amounted to $2,420 million, $1,826 million and $1,799 million, respectively. As of December 31, 2008, the Corporation had approximately $6 million of accrued interest and penalties.

12.	Stockholders’ Equity and Net Income Per Share

The weighted average number of common shares used in the basic and diluted earnings per share computations for each year is summarized below:

	2008	2007	2006
	(Thousands of shares)

Common shares — basic	320,803	312,736	278,100
Effect of dilutive securities
Stock options	2,870	2,925	3,135
Restricted common stock	1,815	3,066	2,776
Convertible preferred stock	359	585	31,656

Common shares — diluted	325,847	319,312	315,667

The table above excludes the effect of out-of-the-money options on 425,000 shares, 715,000 shares, and 2,080,000 shares in 2008, 2007 and 2006, respectively.

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

The Corporation and certain of its subsidiaries lease gasoline stations, drilling rigs, tankers, office space and other assets for varying periods under leases accounted for as operating leases. Certain operating leases provide an option to purchase the related property at fixed prices. At December 31, 2008, future minimum rental payments applicable to non-cancelable operating leases with remaining terms of one year or more (other than oil and gas property leases) are as follows:

(Millions of dollars)

2009	$551
2010	422
2011	303
2012	316
2013	322
Remaining years	1,647

Total minimum lease payments	3,561
Less: income from subleases	60

Net minimum lease payments	$3,501

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating lease expenses for drilling rigs used to drill development wells and successful exploration wells are capitalized.

Rental expense was as follows:

	2008	2007	2006
	(Millions of dollars)

Total rental expense	$270	$266	$198
Less: income from subleases	12	13	15

Net rental expense	$258	$253	$183

The Corporation accrued $30 million in 2006 for vacated leased office space in the United Kingdom. The related expenses are reflected principally in general and administrative expense in the income statement. The accrual balance was $16 million at December 31, 2008 and $31 million at December 31, 2007. Payments were $15 million in 2008 and $15 million in 2007.

14.	Financial Instruments, Non-trading and Trading Activities

Non-trading:  The Corporation uses futures, forwards, options and swaps, individually or in combination to mitigate its exposure to fluctuations in the prices of crude oil, natural gas, refined products and electricity and changes in foreign currency exchange rates. Hedging activities decreased Exploration and Production revenues by $685 million in 2008, $399 million in 2007 and $449 million in 2006. The amount of hedge ineffectiveness gains (losses) reflected in revenue in 2008, 2007 and 2006 was $(13) million, $6 million and $(5) million respectively.

In October 2008, the Corporation closed its Brent crude oil hedge positions by entering into offsetting contracts with the same counterparty covering 24,000 barrels per day from 2009 through 2012 at a per barrel price of $86.95 each year. The deferred after-tax losses related to the closed crude oil contracts will be recorded in earnings as the contracts mature. The estimated annual after-tax loss from the closed positions will be approximately $355 million from 2009 through 2012.

Accumulated other comprehensive income (loss) at December 31, 2008 includes after-tax deferred losses of $1,478 million ($1,672 at December 31, 2007) related to closed crude oil contracts and certain energy marketing contracts. Approximately $515 million of after-tax deferred losses is expected to be reclassified into earnings in 2009. The pre-tax amount of deferred hedge losses is reflected in accounts payable and the related income tax benefits are recorded as deferred tax assets on the balance sheet.

Commodity Trading:  The Corporation, principally through a consolidated partnership, trades energy commodities, securities and derivatives including futures, forwards, options and swaps, based on expectations of future market conditions. The Corporation’s income (loss) before income taxes from trading activities, including its share of the earnings of the trading partnership, amounted to $(57) million in 2008, $49 million in 2007 and $83 million in 2006.

Other Financial Instruments:  At December 31, 2008, the Corporation has $896 million of notional value foreign currency forward contracts maturing through 2009 ($977 million at December 31, 2007). Notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts. The fair value of the foreign currency forward contracts recorded by the Corporation were payables of $75 million and $1 million at December 31, 2008 and December 31, 2007, respectively.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair values at December 31 of financial instruments and derivatives used in non-trading and trading activities:

	2008	2007
	(Millions of dollars, asset (liability))

Futures and forwards
Assets	$1,047	$431
Liabilities	(314)	(215)
Options
Held	518	508
Written	(637)	(277)
Swaps
Assets	1,488	473
Liabilities (including hedging contracts)	(3,528)	(3,377)

The carrying amounts of the Corporation’s financial instruments and derivatives, including those used in the Corporation’s non-trading and trading activities, generally approximate their fair values at December 31, 2008 and 2007, except fixed rate long-term debt which had a carrying value of $3,103 million and a fair value of $3,031 million at December 31, 2008 and a carrying value of $3,124 million and a fair value of $3,407 million at December 31, 2007.

The Corporation offsets cash collateral received or paid against the fair value of its derivative instruments executed with the same counterparty. At December 31, 2008 and 2007, the Corporation is holding cash from counterparties of approximately $705 million and $393 million, respectively. The Corporation has posted cash to counterparties at December 31, 2008 and 2007 of approximately $394 million and $380 million, respectively.

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

15.	Fair Value Measurements

The Corporation adopted the provisions of FAS 157 effective January 1, 2008 (see Note 1, “Summary of Significant Accounting Policies”). FAS 157 establishes a hierarchy for the inputs used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability presented below is based on the lowest significant input level within this fair value hierarchy. The following table provides the fair value hierarchy of the Corporation’s financial assets and (liabilities) as of December 31, 2008 (in millions):

				Collateral and
				Counterparty
	Level 1	Level 2	Level 3	Netting	Total

Supplemental pension plan investments	$55	$—	$10	$—	$65
Derivative contracts
Assets	449	1,795	695	(1,023)	1,916
Liabilities	(397)	(3,413)	(555)	712	(3,653)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair value measurements based on Level 2 inputs:  Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2. Measurements based on Level 2 inputs include over-the-counter derivative instruments that are priced on an exchange traded curve, but have contractual terms that are not identical to exchange traded contracts. The Corporation utilizes fair value measurements based on Level 2 inputs for certain forwards, swaps and options. The liability related to the Corporation’s crude oil hedges is classified as Level 2.

Fair value measurements based on Level 3 inputs:  Measurements that are least observable are estimated from related market data, determined from sources with little or no market activity for comparable contracts or are positions with longer durations. For example, in its energy marketing business, the Corporation sells natural gas and electricity to customers and offsets the price exposure by purchasing forward contracts. The fair value of these sales and purchases may be based on specific prices at less liquid delivered locations, which are classified as Level 3. There may be offsets to these positions that are priced based on more liquid markets, which are, therefore, classified as Level 1 or Level 2.

The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs (in millions):

Year Ended
December 31,
2008

Balance at January 1	$(4)
Unrealized gains (losses)
Included in earnings(*)	634
Included in other comprehensive income	(351)
Purchases, sales or other settlements during the period	(37)
Net transfers in to (out of) Level 3	(93)

Balance at December 31	$149

*	Reflected in Sales and other operating revenue

16.	Guarantees and Contingencies

At December 31, 2008, the Corporation’s guarantees include $78 million of HOVENSA’s crude oil purchases and $15 million of HOVENSA’s senior debt obligations. In addition, the Corporation has $126 million in letters of credit for which it is contingently liable. As a result, the maximum potential amount of future payments that the Corporation could be required to make under its guarantees is $219 million at December 31, 2008 ($353 million at December 31, 2007). The Corporation also has a contingent purchase obligation expiring in April 2010, to acquire

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remaining interest in WilcoHess, a retail gasoline station joint venture. As of December 31, 2008, the estimated value of the purchase obligation is approximately $175 million.

The Corporation is subject to loss contingencies with respect to various lawsuits, claims and other proceedings, including environmental matters. A liability is recognized in the Corporation’s consolidated financial statements when it is probable a loss has been incurred and the amount can be reasonably estimated. If the risk of loss is probable, but the amount cannot be reasonably estimated or the risk of loss is only reasonably possible, a liability is not accrued; however, the Corporation discloses the nature of those contingencies in accordance with FAS 5, Accounting for Contingencies.

The Corporation, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produce gasoline containing MTBE, including the Corporation. While the majority of the cases were settled in 2008, the Corporation remains a defendant in approximately 20 cases. These cases have been consolidated for pre-trial purposes in the Southern District of New York as part of a multi-district litigation proceeding, with the exception of an action brought in state court by the State of New Hampshire. The principal allegation in all cases is that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. The damages claimed in these actions are substantial and in almost all cases, punitive damages are also sought. In the fourth quarter 2007, the Corporation recorded a pre-tax charge of $40 million related to MTBE litigation, including amounts for the cases settled in 2008.

Over the last several years, many refiners have entered into consent agreements to resolve the United States Environmental Protection Agency’s (EPA) assertions that refining facilities were modified or expanded without complying with New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations that impose emissions control requirements. These consent agreements, which arise out of an EPA enforcement initiative focusing on petroleum refiners and utilities, have typically imposed substantial civil fines and penalties and required (i) significant capital expenditures to install emissions control equipment over a three to eight year time period and (ii) changes to operations which resulted in increased operating costs. The capital expenditures, penalties and supplemental environmental projects for individual refineries covered by the settlements can vary significantly, depending on the size and configuration of the refinery, the circumstances of the alleged modifications and whether the refinery has previously installed more advanced pollution controls. EPA initially contacted the Corporation and HOVENSA regarding the Petroleum Refinery Initiative in August 2003. Negotiations with EPA and the relevant states and the Virgin Islands are continuing and substantial progress has been made toward resolving this matter for both the Corporation and HOVENSA. While the effect on the Corporation of the Petroleum Refining Initiative cannot be estimated until a final settlement is reached and entered by a court, additional future capital expenditures and operating expenses will likely be incurred over a number of years. The amount of penalties, if any, is not expected to be material to the Corporation.

The United States Deep Water Royalty Relief Act of 1995 (the act) implemented a royalty relief program that relieves eligible leases issued between November 28, 1995 and November 28, 2000 from paying royalties on deep-water production in Federal Outer Continental Shelf lands. Some of the Corporation’s leases in the Gulf of Mexico qualify for royalty relief under the act. The act is silent on satisfying any price thresholds in order to qualify for the royalty relief. The U.S. Minerals Management Service (MMS) created regulations that included pricing requirements to qualify for the royalty relief provided in the act. The legality of the thresholds determined by the MMS has been challenged in federal courts. On January 12, 2009, the U.S. 5th Circuit Court of Appeals ruled against the MMS, which has until March 30, 2009 to seek a rehearing by the 5th Circuit Court and until April to seek

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leave to bring the matter before the U.S. Supreme Court. At December 31, 2008, the Corporation has accrued $114 million in liabilities and paid $15 million relating to these royalties.

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

The following table presents financial data by operating segment for each of the three years ended December 31, 2008:

	Exploration	Marketing	Corporate
	and Production	and Refining	and Interest	Consolidated(a)
	(Millions of dollars)
2008
Operating revenues
Total operating revenues(b)	$10,095	$31,304	$3
Less: Transfers between affiliates	237	—	—

Operating revenues from unaffiliated customers	$9,858	$31,304	$3	$41,165

Net income (loss)	$2,423	$277	$(340)	$2,360

Equity in income of HOVENSA L.L.C.	$—	$44	$—	$44
Interest expense	—	—	267	267
Depreciation, depletion and amortization	1,952	74	3	2,029
Provision (benefit) for income taxes	2,365	162	(187)	2,340
Investments in affiliates	57	1,070	—	1,127
Identifiable assets	19,506	6,680	2,403	28,589
Capital employed(c)	12,936	3,103	223	16,262
Capital expenditures	4,251	149	38	4,438

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Exploration	Marketing	Corporate
	and Production	and Refining	and Interest	Consolidated(a)
	(Millions of dollars)
2007
Operating revenues
Total operating revenues(b)	$7,933	$23,913	$2
Less: Transfers between affiliates	201	—	—

Operating revenues from unaffiliated customers	$7,732	$23,913	$2	$31,647

Net income (loss)	$1,842	$300	$(310)	$1,832

Equity in income of HOVENSA L.L.C.	$—	$176	$—	$176
Interest expense	—	—	256	256
Depreciation, depletion and amortization	1,503	68	5	1,576
Provision (benefit) for income taxes	1,865	181	(174)	1,872
Investments in affiliates	57	1,060	—	1,117
Identifiable assets	17,008	6,667	2,456	26,131
Capital employed(c)	11,274	2,979	(499)	13,754
Capital expenditures	3,438	118	22	3,578

2006
Operating revenues
Total operating revenues(b)	$6,860	$21,480	$2
Less: Transfers between affiliates	275	—	—

Operating revenues from unaffiliated customers	$6,585	$21,480	$2	$28,067

Net income (loss)	$1,763	$394	$(237)	$1,920

Equity in income of HOVENSA L.L.C.	$—	$201	$—	$201
Interest expense	—	—	201	201
Depreciation, depletion and amortization	1,159	61	4	1,224
Provision (benefit) for income taxes	2,019	226	(119)	2,126
Investments in affiliates	57	1,186	—	1,243
Identifiable assets	14,397	6,228	1,817	22,442
Capital employed(c)	9,397	2,955	(433)	11,919
Capital expenditures	3,675	158	11	3,844

(a)	After elimination of transactions between affiliates, which are valued at approximate market prices.

(b)	Sales and operating revenues are reported net of excise and similar taxes in the consolidated statement of income, which amounted to approximately $2,200 million, $2,000 million and $1,900 million in 2008, 2007 and 2006, respectively.

(c)	Calculated as equity plus debt.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by major geographic area for each of the three years ended December 31, 2008:

				Asia and
	United States	Europe	Africa	Other	Consolidated
	(Millions of dollars)

2008
Operating revenues	$33,233	$3,488	$3,173	$1,271	$41,165
Property, plant and equipment (net)	5,319	3,674	4,139	3,139	16,271
2007
Operating revenues	$25,450	$2,647	$2,443	$1,107	$31,647
Property, plant and equipment (net)	3,611	3,749	4,599	2,675	14,634
2006
Operating revenues	$22,599	$3,108	$1,677	$683	$28,067
Property, plant and equipment (net)	2,402	3,255	4,495	2,156	12,308

18.	Related Party Transactions

Related party transactions for the year-ended December 31:

	2008	2007	2006
	(Millions of dollars)

Purchases of petroleum products:
HOVENSA*	$6,589	$5,238	$4,694
Sales of petroleum products and crude oil:
WilcoHess	2,590	2,014	1,664
HOVENSA	701	213	179

*	The Corporation has agreed to purchase 50% of HOVENSA’s production of refined products at market prices, after sales by HOVENSA to unaffiliated parties.

19.	Subsequent Event

In February 2009, the Corporation issued $250 million of 5 year senior unsecured notes with a coupon of 7% and $1 billion of 10 year senior unsecured notes with a coupon of 8.125%. The majority of the proceeds were used to repay revolving credit debt and outstanding borrowings on other credit facilities. The remainder of the proceeds is available for working capital and other corporate purposes.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY OIL AND GAS DATA
(Unaudited)

The supplementary oil and gas data that follows is presented in accordance with FAS 69, Disclosures about Oil and Gas Producing Activities, and includes (1) costs incurred, capitalized costs and results of operations relating to oil and gas producing activities, (2) net proved oil and gas reserves, and (3) a standardized measure of discounted future net cash flows relating to proved oil and gas reserves, including a reconciliation of changes therein.

The Corporation produces crude oil, natural gas liquids and/or natural gas principally in Algeria, Azerbaijan, Denmark, Equatorial Guinea, Gabon, Indonesia, Libya, Malaysia, Norway, Russia, Thailand, the United Kingdom and the United States. Exploration activities are also conducted, or are planned, in additional countries.

Costs Incurred in Oil and Gas Producing Activities

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2008
Property acquisitions
Unproved	$684	$642	$—	$—	$42
Proved*	300	87	—	210	3
Exploration	1,134	408	121	275	330
Production and development capital expenditures**	2,867	1,042	881	451	493

2007
Property acquisitions
Unproved	$325	$316	$—	$1	$8
Proved*	137	137	—	—	—
Exploration	719	421	65	77	156
Production and development capital expenditures**	2,751	690	764	698	599

2006
Property acquisitions
Unproved	$607	$86	$32	$483	$6
Proved*	314	—	8	306	—
Exploration	802	544	92	57	109
Production and development capital expenditures**	2,462	329	644	1,080	409

*	Includes wells, equipment and facilities acquired with proved reserves.

**	Also includes $344 million, $146 million and $298 million in 2008, 2007 and 2006, respectively, related to the accruals for asset retirement obligations.

Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31
	2008	2007
	(Millions of dollars)

Unproved properties	$2,265	$1,688
Proved properties	3,009	3,350
Wells, equipment and related facilities	20,058	17,865

Total costs	25,332	22,903
Less: reserve for depreciation, depletion, amortization and lease impairment	10,269	9,373

Net capitalized costs	$15,063	$13,530

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

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2008
Sales and other operating revenues
Unaffiliated customers	$9,569	$1,415	$3,435	$3,580	$1,139
Inter-company	237	237	—	—	—

Total revenues	9,806	1,652	3,435	3,580	1,139

Costs and expenses
Production expenses, including related taxes(a)	1,872	373	811	465	223
Exploration expenses, including dry holes and lease impairment	725	305	45	186	189
General, administrative and other expenses	302	159	86	19	38
Depreciation, depletion, amortization(b)	1,952	238	591	888	235

Total costs and expenses	4,851	1,075	1,533	1,558	685

Results of operations before income taxes	4,955	577	1,902	2,022	454
Provision for income taxes	2,490	223	920	1,181	166

Results of operations	$2,465	$354	$982	$841	$288

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2007
Sales and other operating revenues
Unaffiliated customers	$7,297	$1,010	$2,670	$2,609	$1,008
Inter-company	201	201	—	—	—

Total revenues	7,498	1,211	2,670	2,609	1,008

Costs and expenses
Production expenses, including related taxes	1,581	280	723	381	197
Exploration expenses, including dry holes and lease impairment	515	302	43	90	80
General, administrative and other expenses	257	130	73	17	37
Depreciation, depletion and amortization(c)	1,503	187	548	593	175

Total costs and expenses	3,856	899	1,387	1,081	489

Results of operations before income taxes	3,642	312	1,283	1,528	519
Provision for income taxes	1,817	121	661	911	124

Results of operations	$1,825	$191	$622	$617	$395

2006
Sales and other operating revenues
Unaffiliated customers	$6,249	$957	$3,052	$1,637	$603
Inter-company	275	275	—	—	—

Total revenues	6,524	1,232	3,052	1,637	603

Costs and expenses
Production expenses, including related taxes	1,250	221	631	284	114
Exploration expenses, including dry holes and lease impairment	552	353	39	117	43
General, administrative and other expenses(d)	209	95	74	15	25
Depreciation, depletion and amortization	1,159	127	490	401	141

Total costs and expenses	3,170	796	1,234	817	323

Results of operations before income taxes	3,354	436	1,818	820	280
Provision for income taxes	1,870	161	1,009	609	91

Results of operations	$1,484	$275	$809	$211	$189

(a)	Includes $15 million ($9 million after income taxes) of Gulf of Mexico hurricane related costs.

(b)	Includes asset impairment charges of $30 million ($17 million after income taxes).

(c)	Includes asset impairment charges of $112 million ($56 million after income taxes).

(d)	Includes accrued costs for vacated office space of approximately $30 million ($18 million after income taxes).

Oil and Gas Reserves

The Corporation’s oil and gas reserves are calculated in accordance with SEC regulations and interpretations and the requirements of the FASB. For reserves to be booked as proved they must be commercially producible; government approvals must be obtained and depending on the amount of the project cost, senior management or the board of directors, must commit to fund the project. The Corporation’s oil and gas reserve estimation and reporting process involves an annual independent third party reserve determination as well as internal technical appraisals of reserves. The Corporation maintains its own internal reserve estimates that are calculated by technical staff that work directly with the oil and gas properties. The Corporation’s technical staff updates reserve estimates throughout the year based on evaluations of new wells, performance reviews, new technical data and other studies. To provide consistency throughout the Corporation, standard reserve estimation guidelines, definitions, reporting reviews and approval practices are used. The internal reserve estimates are subject to internal technical audits and senior management review.

On December 31, 2008, the Securities and Exchange Commission published a final rule which revises its oil and gas reserve estimation and disclosure requirements. The revisions are effective for filings on Form 10-K for fiscal year ending December 31, 2009. The Corporation is evaluating the impact of these requirements on its oil and gas reserve estimates and disclosures.

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

	Crude Oil, Condensate and Natural Gas Liquids					Natural Gas
									Africa,
	United			Asia and		United			Asia and
	States	Europe	Africa	Other	Total	States		Europe	Other	Total
	(Millions of barrels)					(Millions of mcf)
Net Proved Developed and Undeveloped Reserves
At January 1, 2006	124	348	165	55	692 (c)	282	(d)	715	1,409	2,406
Revisions of previous estimates(a)	7	21	39	(3)	64	2		63	45	110
Extensions, discoveries and other additions	45	11	6	2	64	32		11	168	211
Improved recovery	—	—	4	—	4	—		—	—	—
Purchases of minerals in place	—	2	121	—	123	—		—	15	15
Sales of minerals in place	(21)	—	—	—	(21)	(37)		—	—	(37)
Production	(17)	(42)	(31)	(4)	(94)	(43)		(112)	(84)	(239)

At December 31, 2006	138	340	304	50	832 (c)	236	(d)	677	1,553	2,466

Revisions of previous estimates(a)	37	17	17	1	72	32		73	143	248
Extensions, discoveries and other additions	17	14	6	23	60	26		11	148	185
Improved recovery	22	—	—	—	22	13		—	—	13
Purchases of minerals in place	5	—	—	—	5	1		—	—	1
Sales of minerals in place	—	(6)	—	—	(6)	—		(4)	—	(4)
Production	(15)	(36)	(42)	(7)	(100)	(38)		(101)	(102)	(241)

At December 31, 2007	204	329	285	67	885 (c)	270	(d)	656	1,742	2,668

Revisions of previous estimates(a)	9	30	83	25	147	22		84	188	294
Extensions, discoveries and other additions	26	5	1	—	32	18		—	65	83
Improved recovery	1	—	—	—	1	—		—	—	—
Purchases of minerals in place	2	—	—	—	2	—		—	—	—
Sales of minerals in place	—	—	—	—	—	—		—	—	—
Production	(15)	(32)	(45)	(5)	(97)	(34)		(101)	(137)	(272)

At December 31, 2008(b)	227	332	324	87	970 (c)	276	(d)	639	1,858	2,773

	Crude Oil, Condensate and Natural Gas Liquids					Natural Gas
								Africa,
	United			Asia and		United		Asia and
	States	Europe	Africa	Other	Total	States	Europe	Other	Total
	(Millions of barrels)					(Millions of mcf)
Net Proved Developed Reserves
At January 1, 2006	108	233	67	13	421	251	559	496	1,306
At December 31, 2006	90	223	194	19	526	195	517	585	1,297
At December 31, 2007	101	201	201	15	518	199	519	654	1,372
At December 31, 2008	119	192	237	23	571	202	502	727	1,431

(a)	Includes the impact of changes in selling prices on production sharing contracts with cost recovery provisions and stipulated rates of return. In 2008, revisions included increases of approximately 59 million barrels of crude oil and 104 million mcf of natural gas, relating to lower selling prices. In 2007 revisions included reductions of approximately 29 million barrels of crude oil and 104 million mcf of natural gas, relating to higher selling prices. In 2006 this amount was immaterial for both oil and natural gas

(b)	Includes 28% of crude oil reserves and 58% of natural gas reserves held under production sharing contracts. These reserves are located outside of the United States and are subject to different political and economic risks.

(c)	Includes 16 million barrels in 2008, 20 million barrels in 2007 and 23 million barrels in 2006 of crude oil reserves relating to minority interest owners of corporate joint ventures.

(d)	Excludes approximately 400 million mcf of carbon dioxide gas for sale or use in company operations.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Future net cash flows are calculated by applying year-end oil and gas selling prices (adjusted for price changes provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future development and production costs, which are based on year-end costs and existing economic assumptions. Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the pre-tax net cash flows relating to the Corporation’s proved oil and gas reserves. Future net cash flows are discounted at the prescribed rate of 10%. The discounted future net cash flow estimates required by FAS 69 do not include exploration expenses, interest expense or corporate general and administrative expenses. The selling prices of crude oil and natural gas are highly volatile. The year-end prices, which are required to be used for the discounted future net cash flows, do not include the effects of hedges and may not be representative of future selling prices. The future net cash flow estimates could be materially different if other assumptions were used.

		United			Asia and
At December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2008
Future revenues	$46,846	$9,801	$15,757	$12,332	$8,956

Less:
Future production costs	15,884	3,422	5,998	3,763	2,701
Future development costs	10,649	1,983	4,014	1,781	2,871
Future income tax expenses	9,299	1,467	2,741	4,440	651

	35,832	6,872	12,753	9,984	6,223

Future net cash flows	11,014	2,929	3,004	2,348	2,733
Less: discount at 10% annual rate	4,050	1,602	984	493	971

Standardized measure of discounted future net cash flows	$6,964	$1,327	$2,020	$1,855	$1,762

		United			Asia and
At December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2007
Future revenues	$94,955	$18,876	$32,778	$28,960	$14,341

Less:
Future production costs	17,862	2,733	7,569	4,770	2,790
Future development costs	10,118	1,472	4,329	1,640	2,677
Future income tax expenses	33,833	5,291	12,083	14,309	2,150

	61,813	9,496	23,981	20,719	7,617

Future net cash flows	33,142	9,380	8,797	8,241	6,724
Less: discount at 10% annual rate	11,237	3,792	2,826	2,155	2,464

Standardized measure of discounted future net cash flows	$21,905	$5,588	$5,971	$6,086	$4,260

2006
Future revenues	$55,252	$8,686	$19,751	$18,480	$8,335

Less:
Future production costs	13,312	1,376	6,482	3,783	1,671
Future development costs	7,043	722	2,916	1,846	1,559
Future income tax expenses	16,765	2,331	5,625	7,908	901

	37,120	4,429	15,023	13,537	4,131

Future net cash flows	18,132	4,257	4,728	4,943	4,204
Less: discount at 10% annual rate	5,771	1,423	1,358	1,322	1,668

Standardized measure of discounted future net cash flows	$12,361	$2,834	$3,370	$3,621	$2,536

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2008	2007	2006
	(Millions of dollars)
Standardized measure of discounted future net cash flows at beginning of year	$21,905	$12,361	$14,489

Changes during the year
Sales and transfers of oil and gas produced during year, net of production costs	(7,934)	(5,917)	(5,274)
Development costs incurred during year	2,523	2,605	2,164
Net changes in prices and production costs applicable to future production	(28,627)	18,646	(4,329)
Net change in estimated future development costs	(1,056)	(2,554)	(2,402)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	334	3,173	1,937
Revisions of previous oil and gas reserve estimates	1,730	4,036	1,235
Net purchases (sales) of minerals in place, before income taxes	18	(50)	2,937
Accretion of discount	4,109	2,233	2,308
Net change in income taxes	13,859	(9,259)	(1,381)
Revision in rate or timing of future production and other changes	103	(3,369)	677

Total	(14,941)	9,544	(2,128)

Standardized measure of discounted future net cash flows at end of year	$6,964	$21,905	$12,361

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

QUARTERLY FINANCIAL DATA
(Unaudited)

Quarterly results of operations for the years ended December 31:

	Sales and
	Other				Diluted Net
	Operating	Gross	Net		Income (Loss)
	Revenues	Profit(a)	Income (Loss)		per Share
	(Million of dollars, except per share data)

2008
First	$10,667	$1,795	$759		$2.34
Second	11,717	2,073	900		2.76
Third	11,398	1,905	775		2.37
Fourth	7,383	662	(74	)(b)	(.23)
2007
First	$7,319	$980	$370		$1.17
Second	7,421	1,222	557	(c)	1.75
Third	7,451	1,087	395	(d)	1.23
Fourth	9,456	1,523	510	(e)	1.59

(a)	Gross profit represents sales and other operating revenues, less cost of products sold, production expenses, marketing expenses, other operating expenses and depreciation, depletion and amortization.

(b)	Includes after-tax charges of $17 million related to asset impairments in the United States and United Kingdom North Sea and $9 million associated with Hurricanes Gustav and Ike in the Gulf of Mexico.

(c)	Includes after-tax income of $15 million from asset sales in the United Kingdom North Sea.

(d)	Includes after-tax charges of $33 million from estimated production imbalance settlements at two offshore fields.

(e)	Includes net after-tax expense of $57 million related to asset impairments at two mature fields in the United Kingdom North Sea and a charge related to MTBE litigation, partially offset by income due to the liquidation of prior year LIFO inventories.

The results of operations for the periods reported herein should not be considered as indicative of future operating results.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2008.

There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in Item 8 of this annual report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 6, 2009.

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

Information relating to the audit committee is incorporated herein by reference to “Election of Directors” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 6, 2009.

Item 11.	Executive Compensation

Information relating to executive compensation is incorporated herein by reference to “Election of Directors — Executive Compensation and Other Information,” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 6, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors — Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors — Ownership of Equity Securities by Management” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 6, 2009.

See “Equity Compensation Plans” in Item 5 for information pertaining to securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 6, 2009.

Item 14.	Principal Accounting Fees and Services

Information relating to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 6, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. and 2. Financial statements and financial statement schedules

The financial statements filed as part of this Annual Report on Form 10-K are listed in the accompanying index to financial statements and schedules in Item 8, “Financial Statements and Supplementary Data.”

3.	Exhibits

3(1)	Restated Certificate of Incorporation of Registrant, including amendment thereto dated May 3, 2006 incorporated by reference to Exhibit 3 of Registrant’s Form 10-Q for the three months ended June 30, 2006.
3(2)	By-Laws of Registrant incorporated by reference to Exhibit 3 of Form 10-Q of Registrant for the three months ended June 30, 2002.
4(1)	Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended June 30, 2000.
4(2)	Five-Year Credit Agreement dated as of December 10, 2004, as amended and restated as of May 12, 2006, among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A. as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit(4) of Form 10-Q of Registrant for the three months ended June 30, 2006.
4(3)	Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.
4(4)	First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 73/8% Notes due 2009 and 77/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.
4(5)	Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.
4(6)	Prospectus Supplement dated February 28, 2002 to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on February 28, 2002. Other instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries upon request.
4(7)	Indenture dated as of March 1, 2006 between Registrant and The Bank of New York Mellon as successor to JP Morgan Chase, as Trustee, including form of Note. Incorporated by reference to Exhibit 4 to Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on March 1, 2006.

4(8)		Form of 2014 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.
4(9)		Form of 2019 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase, as Trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.
10(1)		Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.
10(2)		Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
10(3)		Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.
10(4)		Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.
10(5)	*	Incentive Cash Bonus Plan description incorporated by reference to Item 5.02 of Form 8-K of Registrant filed on February 10, 2009.
10(6)	*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(7)	*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(8)	*	Performance Incentive Plan for Senior Officers, incorporated by reference to Exhibit (10) of Form 10-Q of Registrant for the three months ended June 30, 2006.
10(9)	*	Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10(10)	*	Amendment dated December 31, 2006 to Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(10) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(11)	*	Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(12)	*	Second Amended and Restated 1995 Long-Term Incentive Plan, including forms of awards thereunder incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(13)	*	2008 Long Term Incentive Plan, incorporated by reference to Annex B to Registrant’s definitive proxy statement filed on March 27, 2008.
10(14)	*	Forms of Awards under Registrant’s 2008 Long Term Incentive Plan, incorporated by reference to Exhibit 10(2) of Form 10-Q of Registrant for three months ended June 30, 2008.
10(15)	*	Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K of Registrant dated January 1, 2007.
10(16)	*	Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John B. Hess, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended September 30, 1999. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and J. Barclay Collins, John J. O’Connor and F. Borden Walker.

10(17)	*	Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John A. Gartman incorporated by reference to Exhibit 10(14) of Form 10-K of Registrant for the fiscal year ended December 31, 2001. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(15)).
10(18)	*	Letter Agreement dated March 18, 2002 between Registrant and John J. O’Connor relating to Mr. O’Connor’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(15) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(19)	*	Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(20)	*	Agreement between Registrant and Gregory P. Hill relating to his compensation and other terms of employment, incorporated by reference to Form 8-K of Registrant filed January 7, 2009.
10(21)	*	Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(22)		Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.
10(23)		Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
21		Subsidiaries of Registrant.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 20, 2009, to the incorporation by reference in Registrant’s Registration Statements (Form S-3 No. 333-132145, and Form S-8 Nos. 333-43569, 333-94851, 333-115844 and 333-150992), of its reports relating to Registrant’s financial statements, which consent appears on page 88 herein.
31(1)		Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)		Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)		Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)		Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	These exhibits relate to executive compensation plans and arrangements.

(b)	Reports on Form 8-K

During the three months ended December 31, 2008, Registrant filed or furnished the following report on Form 8-K:

1. Filing dated October 29, 2008 reporting under Items 2.02 and 9.01, a news release dated October 29, 2008 reporting results for the third quarter of 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2009.

HESS CORPORATION
     (Registrant)

By	/s/ John P. Rielly
(John P. Rielly)
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Hess John B. Hess	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2009

/s/ Nicholas F. Brady Nicholas F. Brady	Director	February 23, 2009

/s/ J. Barclay Collins II J. Barclay Collins II	Director	February 23, 2009

/s/ Edith E. Holiday Edith E. Holiday	Director	February 23, 2009

/s/ Thomas H. Kean Thomas H. Kean	Director	February 23, 2009

/s/ Dr. Risa Lavizzo-Mourey Dr. Risa Lavizzo-Mourey	Director	February 23, 2009

/s/ Craig G. Matthews Craig G. Matthews	Director	February 23, 2009

/s/ John H. Mullin John H. Mullin	Director	February 23, 2009

/s/ John J. O’Connor John J. O’Connor	Director	February 23, 2009

/s/ Frank A. Olson Frank A. Olson	Director	February 23, 2009

/s/ John P. Rielly John P. Rielly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2009

/s/ Ernst H. von Metzsch Ernst H. von Metzsch	Director	February 23, 2009

/s/ F. Borden Walker F. Borden Walker	Director	February 23, 2009

/s/ Robert N. Wilson Robert N. Wilson	Director	February 23, 2009

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements:

(1) Registration Statement (Form S-3 No. 333-132145) of Hess Corporation,

(2) Registration Statement (Form S-8 No. 333-43569) pertaining to the Hess Corporation Employees’ Savings Plan,

(3) Registration Statement (Form S-8 No. 333-94851), pertaining to the Hess Corporation Amended and Restated 1995 Long-Term Incentive Plan

(4) Registration Statement (Form S-8 No. 333-115844) pertaining to the Hess Corporation Second Amended and Restated 1995 Long-Term Incentive Plan, and

(5) Registration Statement (Form S-8 No. 333-150992) pertaining to the Hess Corporation 2008 Long-Term Incentive Plan;

of our reports dated February 20, 2009, with respect to the consolidated financial statements and schedule of Hess Corporation and consolidated subsidiaries and with respect to the effectiveness of internal control over financial reporting of Hess Corporation, included in this Annual Report (Form 10-K) for the year ended December 31, 2008.

New York, New York
February 20, 2009

Schedule II

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

		Additions
		Charged
		to Costs	Charged	Deductions
	Balance	and	to Other	from	Balance
Description	January 1	Expenses	Accounts	Reserves	December 31
	(In millions)

2008
Losses on receivables	$41	$9	$—	$4	$46

2007
Losses on receivables	$39	$5	$—	$3	$41

2006
Losses on receivables	$30	$14	$—	$5	$39

EXHIBIT INDEX

3(1)	Restated Certificate of Incorporation of Registrant, including amendment thereto dated May 3, 2006 incorporated by reference to Exhibit(3) of Registrant’s Form 10-Q for the three months ended June 30, 2006.
3(2)	By-Laws of Registrant incorporated by reference to Exhibit 3 of Form 10-Q of Registrant for the three months ended June 30, 2002.
4(1)	Certificate of designations, preferences and rights of 3% cumulative convertible preferred stock of Registrant incorporated by reference to Exhibit 4 of Form 10-Q of Registrant for the three months ended June 30, 2000.
4(2)	Five-Year Credit Agreement dated as of December 10, 2004, as amended and restated as of May 12, 2006, among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A. as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit(4) of Form 10-Q of Registrant for the three months ended June 30, 2006.
4(3)	Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.
4(4)	First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.
4(5)	Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.
4(6)	Prospectus Supplement dated February 28, 2002 to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on February 28, 2002.
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
4(7)	Indenture dated as of March 1, 2006 between Registrant and The Bank of New York Mellon as successor to JP Morgan Chase, as Trustee, including form of Note. Incorporated by reference to Exhibit 4 to Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on March 1, 2006.
4(8)	Form of 2014 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.
4(9)	Form of 2019 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase, as Trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.
10(1)	Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.
10(2)	Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
10(3)	Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.

10(4)		Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.
10(5)	*	Incentive Cash Bonus Plan description incorporated by reference to Item 5.02 of Form 8-K of Registrant filed on February 10, 2009.
10(6)	*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(7)	*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(8)	*	Performance Incentive Plan for Senior Officers, incorporated by reference to Exhibit (10) of Form 10-Q of Registrant for the three months ended June 30, 2006.
10(9)	*	Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10(10)	*	Amendment dated December 31, 2006 to Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(10) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(11)	*	Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(12)	*	Second Amended and Restated 1995 Long-Term Incentive Plan, including forms of awards thereunder incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(13)	*	2008 Long Term Incentive Plan, incorporated by reference to Annex B to Registrant’s definitive proxy statement filed on March 27, 2008.
10(14)	*	Forms of Awards under Registrant’s 2008 Long Term Incentive Plan, incorporated by reference to Exhibit 10(2) of Form 10-Q of Registrant for three months ended June 30, 2008.
10(15)	*	Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K of Registrant dated January 1, 2007.
10(16)	*	Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John B. Hess, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended September 30, 1999. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and J. Barclay Collins, John J. O’Connor and F. Borden Walker.
10(17)	*	Change of Control Termination Benefits Agreement dated as of September 1, 1999 between Registrant and John A. Gartman incorporated by reference to Exhibit 10(14) of Form 10-K of Registrant for the fiscal year ended December 31, 2001. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(15)).
10(18)	*	Letter Agreement dated March 18, 2002 between Registrant and John J. O’Connor relating to Mr. O’Connor’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(15) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(19)	*	Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(20)	*	Agreement between Registrant and Gregory P. Hill relating to his compensation and other terms of employment, incorporated by reference to Form 8-K of Registrant filed January 7, 2009.
10(21)	*	Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(22)		Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.
10(23)		Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.

21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 20, 2009, to the incorporation by reference in Registrant’s Registration Statements (Form S-3 No. 333-132145, and Form S-8 Nos. 333-43569, 333-94851, 333-115844 and 333-150992), of its reports relating to Registrant’s financial statements, which consent appears on page 88 herein.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	These exhibits relate to executive compensation plans and arrangements.