Form 10-Q
period 2009-03-31
HESS CORP
filed 2009-05-08
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
At March 31, 2009, there were 327,038,143 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2009	2008
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$6,915	$10,647
Equity in income (loss) of HOVENSA L.L.C.	(41)	(10)
Other, net	(2)	63

Total revenues and non-operating income	6,872	10,700

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	5,182	7,705
Production expenses	409	424
Marketing expenses	257	233
Exploration expenses, including dry holes and lease impairment	193	152
Other operating expenses	48	45
General and administrative expenses	160	152
Interest expense	77	67
Depreciation, depletion and amortization	486	452

Total costs and expenses	6,812	9,230

INCOME BEFORE INCOME TAXES	60	1,470
Provision for income taxes	77	718

NET INCOME (LOSS)	(17)	752
Less: Net income (loss) attributable to noncontrolling interests	42	(7)

NET INCOME (LOSS) ATTRIBUTABLE TO HESS CORPORATION	$(59)	$759

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO HESS CORPORATION
BASIC	$(.18)	$2.39
DILUTED	(.18)	2.34
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	323.4	323.8
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,157	$908
Accounts receivable	3,899	4,297
Inventories	1,102	1,308
Other current assets	979	819

Total current assets	7,137	7,332

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	878	919
Other	206	208

Total investments in affiliates	1,084	1,127

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	27,690	27,437
Less reserves for depreciation, depletion, amortization and lease impairment	11,334	11,166

Property, plant and equipment — net	16,356	16,271

GOODWILL	1,225	1,225
DEFERRED INCOME TAXES	2,298	2,292
OTHER ASSETS	333	342

TOTAL ASSETS	$28,433	$28,589

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$5,089	$5,045
Accrued liabilities	1,616	1,905
Taxes payable	604	637
Current maturities of long-term debt	135	143

Total current liabilities	7,444	7,730

LONG-TERM DEBT	4,193	3,812
DEFERRED INCOME TAXES	2,286	2,241
ASSET RETIREMENT OBLIGATIONS	1,158	1,164
OTHER LIABILITIES	1,221	1,251

Total liabilities	16,302	16,198

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00 Authorized — 600,000 shares Issued 327,038 shares at March 31, 2009; 326,133 shares at December 31, 2008	327	326
Capital in excess of par value	2,381	2,347
Retained earnings	11,550	11,642
Accumulated other comprehensive income (loss)	(2,238)	(2,008)

Total Hess Corporation stockholders’ equity	12,020	12,307
Noncontrolling interests	111	84

Total equity	12,131	12,391

TOTAL LIABILITIES AND EQUITY	$28,433	$28,589

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions of dollars)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17)	$752
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	486	452
Exploratory dry hole costs and lease impairment	92	31
Benefit for deferred income taxes	(57)	(9)
Equity in (income) loss of HOVENSA L.L.C., net of distributions	41	35
Changes in other operating assets and liabilities	80	(78)

Net cash provided by operating activities	625	1,183

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(704)	(849)
Other, net	14	14

Net cash used in investing activities	(690)	(835)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	1,246	521
Repayments	(873)	(541)
Cash dividends paid	(65)	(64)
Employee stock options exercised and other	6	31

Net cash provided by (used in) financing activities	314	(53)

NET INCREASE IN CASH AND CASH EQUIVALENTS	249	295
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	908	607

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,157	$902

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at March 31, 2009 and December 31, 2008 and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2009 and 2008. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
     The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2008.
     Effective January 1, 2009, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160), which changes the accounting for and reporting of noncontrolling interests in a consolidated subsidiary. As required, the Corporation retrospectively applied the presentation and disclosure requirements of FAS 160. At March 31, 2009 and December 31, 2008 noncontrolling interests of $111 million and $84 million, respectively, have been classified as a component of equity. Previously the noncontrolling interests had been classified in other liabilities. Net income (losses) attributable to the noncontrolling interests of $42 million for the three months ended March 31, 2009 and $(7) million for the three months ended March 31, 2008 are included in net income. Additionally, certain amounts in the consolidated statement of cash flows and footnotes have been reclassified to conform with the presentation requirements of FAS 160.
     Effective January 1, 2009, the Corporation also adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which expands the disclosure requirements for an entity’s use of derivative instruments. See Note 8, Derivative Instruments, Hedging, and Trading Activities, for these disclosures.
     The Corporation adopted FASB Staff Position FAS No. 157-2, Effective Date of FASB Statement No. 157, effective January 1, 2009, which requires the application of the fair value measurement and disclosure provisions of FAS 157 to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis. The impact of adoption was not material to the Corporation’s consolidated financial statements.

2.	Inventories
     Inventories consist of the following (in millions):

	March 31,	December 31,
	2009	2008
Crude oil and other charge stocks	$402	$383
Refined products and natural gas	721	988
Less: LIFO adjustment	(457)	(500)

	666	871
Merchandise, materials and supplies	436	437

Total inventories	$1,102	$1,308

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method. Summarized financial information for HOVENSA follows (in millions):

	March 31,	December 31,
	2009	2008
Summarized balance sheet
Cash and short-term investments	$178	$75
Other current assets	552	664
Net fixed assets	2,118	2,136
Other assets	55	58
Current liabilities	(726)	(679)
Long-term debt	(356)	(356)
Deferred liabilities and credits	(108)	(104)

Partners’ equity	$1,713	$1,794

	Three months
	ended March 31,
	2009	2008
Summarized income statement
Total sales	$2,016	$4,301
Cost and expenses	(2,097)	(4,319)

Net loss	$(81)	$(18)

Hess Corporation’s share,
before income taxes	$(41)	$(10)

     During the first quarter of 2008, the Corporation received a cash distribution of $25 million from HOVENSA.

4.	Capitalized Exploratory Well Costs
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the three months ended March 31, 2009 (in millions):

Beginning balance at January 1	$1,094
Additions to capitalized exploratory well costs pending the determination of proved reserves	156
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(10)
Capitalized exploratory wells charged to expense	(10)

Ending balance at March 31	$1,230

     The preceding table excludes costs related to exploratory dry holes of $12 million which were incurred and subsequently expensed in 2009. Capitalized exploratory well costs greater than one year old after completion of drilling were $604 million as of March 31, 2009 and $381 million as of December 31, 2008. This increase is related to the Pony and Tubular Bells projects in the deepwater Gulf of Mexico, where development options are being evaluated.

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
     The Corporation had foreign currency gains (losses), before income taxes, of $(3) million for the quarter ended March 31, 2009 and $33 million for the quarter ended March 31, 2008.

7.	Retirement Plans
     Components of net periodic pension cost consisted of the following (in millions):

	Three months
	ended March 31,
	2009	2008
Service cost	$10	$10
Interest cost	20	20
Expected return on plan assets	(15)	(20)
Amortization of net loss	14	3

Pension expense	$29	$13

     In 2009, the Corporation expects to contribute approximately $50 million to its pension plans. Through March 31, 2009, the Corporation had contributed $33 million to its pension plans.

8.	Derivative Instruments, Hedging, and Trading Activities
     The Corporation utilizes derivative instruments for both non-trading and trading activities. In non-trading activities, the Corporation uses futures, forwards, options and swaps individually or in combination, to mitigate its exposure to fluctuations in prices of crude oil, natural gas, refined products and electricity, and changes in foreign currency exchange rates. In trading activities, the Corporation, principally through a consolidated partnership (in which the Corporation has a 50% voting interest), trades energy commodities and energy derivatives, including futures, forwards, options and swaps, based on expectations of future market conditions. The following information includes 100% of the trading partnership’s accounts.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The table below shows the total volume of the Corporation’s trading and non-trading derivative instruments outstanding at March 31, 2009:

Volume*
Commodity contracts (thousands of barrels of oil equivalent)	3,565,000
Foreign exchange contracts (thousands of dollars)	1,661,000

*	Gross notional amounts represent both long and short positions. Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts.
     In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), the Corporation records all derivative instruments on the balance sheet at fair value (see Note 9, Fair Value Measurements, for more information on how the Corporation measures fair value). The table below reflects the gross and net fair values of the Corporation’s derivative instruments as of March 31, 2009 (in millions):

	Accounts	Accounts
	Receivable	Payable
Derivative contracts designated as hedging instruments under FAS 133
Commodity	$1,140	$(2,039)

Derivative contracts not designated as hedging instruments under FAS 133*
Commodity	13,975	(15,034)
Foreign exchange	13	(72)
Other	11	(17)

Total derivative contracts not designated as hedging instruments under FAS 133	13,999	(15,123)

Gross fair value of derivative contracts	15,139	(17,162)
Master netting arrangements	(12,778)	12,778
Cash collateral (received) posted	(525)	293

Net fair value of derivative contracts	$1,836	$(4,091)

*	Includes trading derivatives and derivatives used for risk management purposes that are not designated as hedging instruments under FAS 133.
     The Corporation generally enters into master netting arrangements to mitigate counterparty credit risk. Master netting arrangements are standardized contracts that govern all specified transactions with the same counterparty and allow the Corporation to terminate all contracts upon occurrence of certain events, such as a counterparty’s default or bankruptcy. Because these arrangements provide the right of offset, and the Corporation’s intent and practice is to offset amounts in the case of contract terminations, the Corporation records fair value on a net basis, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.
     Non-trading activities
     Cash Flow Hedges: The Corporation uses commodity contracts to hedge variability of expected future cash flows and forecasted transactions (cash flow hedges). At March 31, 2009, the Corporation used cash flow hedges principally to fix the cost of supply in its energy marketing business. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly two years or less. For contracts outstanding at March 31, 2009, the maximum length of time was five years.
     The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of other comprehensive income. Amounts recorded in accumulated other comprehensive income are reclassified into cost of products sold in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized immediately in cost of products sold.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The Corporation may use futures and swaps to hedge crude oil and natural gas production in its Exploration & Production business. In October 2008, the Corporation closed its Brent crude oil cash flow hedges by entering into offsetting contracts with the same counterparty, covering 24,000 barrels per day from 2009 through 2012. As a result, the Corporation no longer accounts for these contracts as cash flow hedges under FAS 133 and all subsequent changes in the fair value of the original contracts and the offsetting positions are recorded in sales and other operating revenues. Because the underlying cash flows from the originally hedged production are still probable, the deferred losses within accumulated other comprehensive income as of the date the contracts were closed will be recorded in sales and other operating revenues as the contracts mature. There were no open hedges of crude oil or natural gas production at March 31, 2009.
     At March 31, 2009, the after-tax deferred losses in accumulated other comprehensive income relating to cash flow hedges were $1,672 million. The Corporation estimates that approximately $720 million of this amount will be reclassified into earnings over the next twelve months. See also Note 11, Comprehensive Income, for disclosure of the impact of cash flow hedges on comprehensive income.
     Other Risk Management Derivatives: The Corporation also mitigates certain risks by using commodity and foreign exchange contracts that it does not designate as hedges under FAS 133. The commodity contracts represent forward purchases and sales of energy marketing products. Changes in the fair value of the sales contracts are recognized immediately in sales and other operating revenues and changes in the fair value of the purchase contracts are recognized immediately in cost of products sold. The Corporation also uses foreign exchange contracts to reduce its exposure to fluctuations in foreign exchange rates. Changes in the fair value of the foreign exchange contracts are recognized immediately in other non-operating income and are intended to mitigate exposure to changes in foreign exchange rates. The table below shows the net pre-tax gains (losses) on these derivative contracts for the three months ended March 31, 2009 (in millions):

Commodity	$82
Foreign exchange	(3)

Total	$79

     Trading Activities
     The Corporation, principally through a consolidated partnership, trades energy commodities and derivatives based on its expectations of future market conditions. The Corporation also takes trading positions for its own account. In trading activities, the Corporation is primarily exposed to changes in crude oil, natural gas, and refined product prices. The table below summarizes the pre-tax gains (losses) recorded in sales and other operating revenues from its trading activities for the three months ended March 31, 2009 (in millions):

Commodity	$111
Foreign exchange	7
Other	7

Total	$125

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Credit Risk
     The Corporation’s financial instruments, primarily trade receivables and derivative contracts, expose it to credit risks that may at times be concentrated with certain counterparties or groups of counterparties. Trade receivables are generated from a diverse domestic and international customer base. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset of the fair value of derivatives executed with the same counterparty.
     At March 31, 2009, the Corporation had a total of $4,449 million of outstanding letters of credit, primarily issued to satisfy collateral requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of March 31, 2009, the net liability related to derivatives with contingent collateral provisions was approximately $3,300 million before cash collateral posted of approximately $40 million. At March 31, 2009, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. As of March 31, 2009 if two of the three agencies were to downgrade the Corporation’s rating to below investment grade, the Corporation would be required to post additional collateral of approximately $370 million.

9.	Fair Value Measurements
     The Corporation measures fair value in accordance with the provisions of FASB Statement No. 157, Fair Value Measurements, (FAS 157). FAS 157 establishes a hierarchy for the inputs used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability presented below is based on the lowest significant input level within this fair value hierarchy. The following table provides the fair value of the Corporation’s financial assets and (liabilities) based on this hierarchy (in millions):

				Collateral and	Balance at
				counterparty	March 31,
	Level 1	Level 2	Level 3	netting	2009
Supplemental pension plan investments	$48	$—	$11	$—	$59
Derivative contracts
Assets	371	1,557	690	(782)	1,836
Liabilities	(255)	(3,519)	(866)	550	(4,091)
     The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs for the first quarter of 2009 (in millions):

Balance at January 1, 2009	$149
Unrealized gains (losses)*
Included in earnings	221
Included in other comprehensive income (loss)	(285)
Purchases, sales or other settlements during the period	16
Net transfers in to (out of) Level 3	(266)

Balance at March 31, 2009	$(165)

*	Reflected in sales and other operating revenues.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Weighted Average Common Shares
     The weighted average numbers of common shares used in the basic and diluted earnings per share computations are as follows:

	Three months
	ended March 31,
	2009	2008
	(Thousands of shares)
Common shares — basic	323,431	317,506
Effect of dilutive securities
Restricted common stock	—	2,242
Stock options	—	3,553
Convertible preferred stock	—	534

Common shares — diluted	323,431	323,835

     For the three months ended March 31, 2009, 1,194,000 shares relating to restricted common stock and 939,000 shares relating to stock options were excluded from the calculation of the effect of dilutive securities because they were anti-dilutive. The Corporation issued 3,013,000 stock options and 1,010,000 shares of restricted stock in the first quarter of 2009.

11.	Comprehensive Income
     Comprehensive income (loss) was as follows (in millions):

	Three months
	ended March 31,
	2009	2008
Net income (loss)	$(17)	$752
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	151	87
Net change in fair value of cash flow hedges	(345)	69
Change in postretirement plan liabilities, after tax	7	3
Change in foreign currency translation adjustment and other	(59)	34

Comprehensive income (loss)	(263)	945

Less: comprehensive income (loss) attributable to
noncontrolling interests	27	(3)

Comprehensive income (loss) attributable to Hess Corporation	$(290)	$948

     Comprehensive income (loss) attributable to noncontrolling interests included foreign currency translation gains (losses) of $(15) million and $4 million for the three months ended March 31, 2009 and March 31, 2008, respectively.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Segment Information
     The Corporation’s results by operating segment were as follows (in millions):

	Three months
	ended March 31,
	2009	2008
Operating revenues
Exploration and Production	$1,203	$2,652
Marketing and Refining	5,740	8,063
Less: transfers between affiliates	(28)	(68)

Total*	$6,915	$10,647

Net income (loss) attributable to Hess Corporation
Exploration and Production	$(64)	$824
Marketing and Refining	102	16
Corporate, including interest	(97)	(81)

Total	$(59)	$759

*	Operating revenues excluded excise and similar taxes of approximately $500 million in the first quarter of 2009 and 2008.
     Identifiable assets by operating segment were as follows (in millions):

	March 31,	December 31,
	2009	2008
Identifiable assets
Exploration and Production	$19,882	$19,506
Marketing and Refining	6,267	6,680
Corporate	2,284	2,403

Total	$28,433	$28,589

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures refined petroleum products and purchases, trades and markets refined petroleum products, natural gas and electricity. The Corporation reported a net loss of $59 million in the first quarter of 2009, compared with income of $759 million in the first quarter of 2008. In the first quarter of 2009, the Corporation also completed an offering of $1.25 billion of senior unsecured notes.
     Exploration and Production: E&P reported a loss of $64 million for the first quarter of 2009, compared with income of $824 million in the first quarter of 2008. The decrease in earnings mainly reflects significantly lower average selling prices.
     Worldwide crude oil and natural gas production was 390,000 barrels of oil equivalent per day (boepd) in the first quarter of 2009 compared with 391,000 boepd in the same period of 2008. At the end of the first quarter of 2009, oil and gas production commenced at the Shenzi Field in the deepwater Gulf of Mexico. Net production from the Shenzi Field is expected to reach approximately 20,000 boepd by the end of the year.
     In the first quarter of 2009, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $34.42 per barrel compared with $83.28 per barrel in the first quarter of 2008. The Corporation’s average worldwide natural gas selling price was $5.08 per thousand cubic feet (mcf) in the first quarter of 2009 compared with $7.06 per mcf in the first quarter of 2008.
     During the first quarter of 2009, the Corporation’s exploration activities continued in Brazil and Australia. The operator of the BM-S-22 license offshore Brazil (Hess 40%) filed a Notice of Discovery following completion of its first well, subsequently submitted a plan of evaluation with the government and, in March, commenced drilling a second well. In the Carnarvon Basin offshore Western Australia, the operator of the WA-404-P license (Hess 50%), reported a natural gas discovery. Also in the Carnarvon Basin, drilling on the WA-390-P license (Hess 100%) is scheduled to resume in the middle of the year and the Corporation expects to complete 5 to 6 additional wells before the end of 2009.
     Marketing and Refining: M&R earnings were $102 million for the first quarter of 2009, compared with $16 million in the first quarter of 2008, primarily due to higher energy marketing margins and improved trading results, partially offset by lower refining and retail margins.
     Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three months ended
	March 31,
	2009	2008
Exploration and Production	$(64)	$824
Marketing and Refining	102	16
Corporate	(49)	(39)
Interest expense	(48)	(42)

Net income (loss) attributable to Hess Corporation	$(59)	$759

Net income (loss) per share (diluted)	$(.18)	$2.34

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Items Affecting Comparability Between Periods
     The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods. The items in the table below are explained and the pre-tax amounts are shown on pages 15 through 17.

	Three months ended
	March 31,
	2009	2008
Exploration and Production.	$(13)	$—
Corporate	(16)	—

Total	$(29)	$—

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
     Comparison of Results
     Exploration and Production
     Following is a summarized income statement of the Corporation’s Exploration and Production operations (in millions):

	Three months ended
	March 31,
	2009	2008
Sales and other operating revenues*	$1,131	$2,607
Non-operating income	8	47

Total revenues and non-operating income	1,139	2,654

Cost and expenses
Production expenses, including related taxes	409	424
Exploration expenses, including dry holes
and lease impairment	193	152
General, administrative and other expenses	56	63
Depreciation, depletion and amortization	465	434

Total costs and expenses	1,123	1,073

Results of operations before income taxes	16	1,581
Provision for income taxes	80	757

Results of operations attributable to Hess Corporation	$(64)	$824

*	Amounts differ from E&P operating revenues in Note 12 “Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from unrelated third parties.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
Selling prices: Lower average realized selling prices of crude oil and natural gas decreased Exploration and Production revenues by approximately $1,265 million in the first quarter of 2009 compared with the first quarter of 2008. The Corporation’s average selling prices were as follows:

	Three months ended
	March 31,
	2009	2008
Average selling prices
Crude oil — per barrel (including hedging)
United States	$38.58	$92.59
Europe	35.31	82.29
Africa	31.15	78.83
Asia and other	45.86	96.53
Worldwide	34.42	83.28

Crude oil — per barrel (excluding hedging)
United States	$38.58	$92.59
Europe	35.31	82.29
Africa	44.20	93.52
Asia and other	45.86	96.53
Worldwide	40.19	89.62

Natural gas liquids — per barrel
United States	$29.03	$64.83
Europe	36.76	76.50
Worldwide	31.29	67.70

Natural gas — per mcf (including hedging)
United States	$4.03	$8.53
Europe	6.49	8.96
Asia and other	4.70	5.01
Worldwide	5.08	7.06

Natural gas — per mcf (excluding hedging)
United States	$4.03	$8.53
Europe	6.49	9.05
Asia and other	4.70	5.01
Worldwide	5.08	7.10
     Hedging activities reduced earnings by $82 million ($131 million before income taxes) in the first quarter of 2009 compared with $95 million ($152 million before income taxes) in the first quarter of 2008.
Sales and production volumes: The Corporation’s crude oil and natural gas production was 390,000 boepd in the first quarter of 2009 compared with 391,000 boepd in the same period of 2008.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Crude oil (barrels per day)
United States	32	36
Europe	88	83
Africa	126	119
Asia and other	15	17

Total	261	255

Natural gas liquids (barrels per day)
United States	9	11
Europe	4	4

Total	13	15

Natural gas (mcf per day)
United States	78	93
Europe	180	296
Asia and other	438	342

Total	696	731

Barrels of oil equivalent per day*	390	391

*	Natural gas production is converted assuming six mcf equals one barrel.
     United States: Crude oil and natural gas production in the United States was lower in the first quarter of 2009 primarily due to continued downtime resulting from hurricanes in 2008 and natural decline.
     Europe: Crude oil production in Europe in the first quarter of 2009 was higher than the first quarter of 2008, largely due to increased production in Russia, partly offset by lower U.K. North Sea production as a result of production downtime and natural decline. Natural gas production in the first quarter of 2009 was lower than the first quarter of 2008, primarily due to decline at the Atlantic and Cromarty fields in the U.K. North Sea.
     Africa: Higher crude oil production in Africa in the first quarter of 2009 was primarily due to higher Algeria production entitlement.
     Asia and Other: The increase in natural gas production in Asia was principally due to Phase 2 gas sales from Block A-18 in the Joint Development Area of Malaysia and Thailand (JDA). These sales commenced in November 2008 upon commissioning of a third-party gas export pipeline to Thailand.
     Sales Volumes: Lower crude oil and natural gas sales volumes decreased revenue by approximately $210 million in the first quarter of 2009 compared with the first quarter of 2008.
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, decreased by $22 million in the first quarter of 2009 compared with the corresponding period of 2008. The decrease principally reflects lower price-driven production taxes; cessation of production at the Fife, Fergus, Flora and Angus fields; the favorable impact of foreign exchange rates; and cost savings initiatives. The depreciation, depletion and amortization expenses were comparable in each period, excluding the impact of the $26 million pre-tax charge ($13 million after-tax) for the impairment of the Atlantic and Cromarty fields in the U.K. North Sea in the first quarter of 2009.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     As a result of cost reduction initiatives as well as lower commodity prices, Exploration and Production cash operating costs for full year 2009 are expected to be reduced by $1 to a range of $14 to $15 per boe. Total unit costs for full year 2009 are now anticipated to be in the range of $27 to $29 per boe.
Exploration expenses: Exploration expenses were higher in the first quarter of 2009 compared with the first quarter of 2008. The increase principally reflects higher dry hole expense and increased lease amortization, partly offset by lower seismic studies.
Income Taxes: E&P recorded income tax expense of $80 million on pre-tax income of $16 million in the first quarter of 2009, primarily reflecting the impact of Libyan taxes in a lower commodity price environment together with the mix of income and losses from countries with varying tax rates. In the current lower commodity price environment, it is difficult to forecast the overall E&P effective tax rate for 2009. For E&P operations in the United States and the realized Brent crude oil hedge losses, an effective tax rate of approximately 38% is expected. The combined statutory tax rate in Libya is 94%. For the remainder of international E&P operations, the effective tax rate in 2009 is estimated to be in the range of 40% to 44%.
Foreign Exchange: The after-tax foreign currency loss relating to Exploration and Production activities was $6 million in the first quarter of 2009 compared with a gain of $11 million in the first quarter of 2008.
     The Corporation’s future Exploration and Production earnings may be impacted by external factors, such as political risk, volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses, the effects of weather and changes in foreign exchange and income tax rates.
     Marketing and Refining
     Earnings from Marketing and Refining activities amounted to $102 million in the first quarter of 2009 compared with $16 million in the corresponding period of 2008. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
Refining: Refining operations generated a loss of $18 million in the first quarter of 2009 compared with a loss of $3 million in the first quarter of 2008. The Corporation’s share of HOVENSA’s results, after income taxes, amounted to a loss of $25 million in the first quarter of 2009 compared with a loss of $6 million in the first quarter of 2008, reflecting lower refining margins. In February 2009, the remaining principal balance of $15 million on the Corporation’s note receivable from PDVSA was fully repaid. Port Reading’s earnings were $7 million in the first quarter of 2009 compared with $2 million in the first quarter of 2008, reflecting improved margins.
The following table summarizes refinery capacity and utilization rates:

	Refinery	Refinery utilization
	capacity	Three months
	(thousands of	ended March 31,
	barrels per day)	2009	2008
HOVENSA
Crude	500	82.0%	89.1%
Fluid catalytic cracker	150	71.4%	74.3%
Coker	58	80.5%	91.5%
Port Reading	70	88.2%	87.1%

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
Marketing: Marketing earnings, which consist principally of the results of energy marketing and retail gasoline operations, were $101 million in the first quarter of 2009 compared with $32 million in the same period of 2008, principally reflecting higher energy marketing margins and volumes. Total refined product sales volumes increased to 501,000 barrels per day in the first quarter of 2009 from 495,000 barrels per day in the first quarter of 2008.
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results of the trading partnership, amounted to a gain of $19 million in the first quarter of 2009 compared with a loss of $13 million in the first quarter of 2008.
     The Corporation’s future Marketing and Refining earnings may be impacted by volatility in margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.
     Corporate
     The following table summarizes corporate expenses (in millions):

	Three months ended
	March 31,
	2009	2008
Corporate expenses (excluding the item described below)	$58	$58
Income tax benefits	(25)	(19)

	33	39
Items affecting comparability between periods, after-tax	16	—

Net Corporate expenses	$49	$39

     In the first quarter of 2009, a charge of $16 million ($25 million before income taxes) was recorded relating to retirement benefits and employee severance costs. The pre-tax amount of this charge is included in general and administrative expenses. As a result of these cost saving initiatives, after-tax corporate expenses in 2009 are now estimated to be in the range of $155 to $165 million, excluding items affecting comparability.
     Interest
     Interest expense was as follows (in millions):

	Three months ended
	March 31,
	2009	2008
Total interest incurred	$78	$68
Less: capitalized interest	1	1

Interest expense before income taxes	77	67
Less: income taxes	29	25

After-tax interest expense	$48	$42

     The increase in interest incurred in 2009 principally reflects higher average debt resulting from the Corporation’s $1.25 billion debt offering, as disclosed in Note 5, Long-Term Debt.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Sales and Other Operating Revenues
     Sales and other operating revenues decreased in the first quarter of 2009 compared with the corresponding period of 2008, primarily due to lower crude oil, natural gas and refined product selling prices. The decrease in cost of products sold principally reflects lower prices of refined products and purchased natural gas.
     Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$1,157	$908
Current portion of long-term debt	135	143
Total debt	4,328	3,955
Total equity	12,131	12,391
Debt to capitalization ratio*	26.3%	24.2%

*	Total debt as a percentage of the sum of total debt plus total equity.
     Cash Flows
     The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Three months ended
	March 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$625	$1,183
Investing activities	(690)	(835)
Financing activities	314	(53)

Net increase in cash and cash equivalents	$249	$295

Operating Activities: Net cash provided by operating activities decreased in the first quarter of 2009 compared with 2008, principally reflecting decreased earnings. In the first quarter of 2008, the Corporation received a cash distribution of $25 million from HOVENSA.
Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Three months ended
	March 31,
	2009	2008
Exploration and Production	$658	$817
Marketing, Refining and Corporate	46	32

Total	$704	$849

PART I — FINANCIAL INFORMATION (CONT’D.)
     Liquidity and Capital Resources (continued)
Financing Activities: In the first quarter of 2009, net borrowings increased by $373 million. In February 2009, the Corporation issued $250 million of 5 year senior unsecured notes with a coupon of 7% and $1 billion of 10 year senior unsecured notes with a coupon of 8.125%. The majority of the proceeds were used to repay outstanding borrowings. Dividends paid were $65 million in the first quarter of 2009 compared with $64 million in the first quarter of 2008. Additional proceeds from financing activities totaled $6 million in the first quarter of 2009 and $31 million in the same period of 2008, primarily due to the exercise of stock options.
     Future Capital Requirements and Resources
     The Corporation anticipates investing a total of approximately $3.2 billion in capital and exploratory expenditures during 2009, of which $3.1 billion relates to Exploration and Production operations. The Corporation has the ability to fund its 2009 operations, including capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand, cash flow from operations and its available credit facilities. Crude oil and natural gas prices are volatile and difficult to predict. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. The Corporation will take steps as necessary to protect its financial flexibility and may pursue other sources of liquidity, including the issuance of debt securities, the issuance of equity securities, and/or asset sales.
     The table below summarizes the capacity, usage, and remaining availability of the Corporation’s borrowing and letter of credit facilities at March 31, 2009 (in millions):

	Expiration			Letters of		Remaining
	Date	Capacity	Borrowings	Credit Issued	Total Used	Capacity
Revolving credit facility	May 2012*	$3,000	$—	$594	$594	$2,406
Asset backed credit facility	October 2009	500	—	500	500	—
Committed lines	Various**	1,812	—	1,708	1,708	104
Uncommitted lines	Various**	1,647	—	1,647	1,647	—

Total		$6,959	$—	$4,449	$4,449	$2,510

*	$75 million expires in May 2011.

**	Committed and uncommitted lines have expiration dates ranging primarily from 2009 through 2010.
     The Corporation maintains a $3.0 billion syndicated, revolving credit facility, of which $2,925 million is committed through May 2012. This facility can be used for borrowings and letters of credit. At March 31, 2009, available capacity under the facility was $2,406 million.
     The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its Marketing and Refining operations. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit up to $500 million, subject to the availability of sufficient levels of eligible receivables. At March 31, 2009, outstanding letters of credit under this facility were collateralized by $1,239 million of accounts receivable, which are held by a wholly owned subsidiary. These receivables are not available to pay the general obligations of the Corporation before satisfaction of the outstanding obligations under the asset backed facility.
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     At March 31, 2009, a loan agreement covenant based on the Corporation’s debt to capitalization ratio permitted the Corporation to borrow up to an additional $15.9 billion for the construction or acquisition of assets. Under a separate loan agreement covenant, the Corporation has the ability to borrow up to $3.5 billion of additional secured debt at March 31, 2009.

PART I — FINANCIAL INFORMATION (CONT’D.)
      Liquidity and Capital Resources (continued)
     The Corporation’s $4,449 million of letters of credit outstanding at March 31, 2009 were primarily issued to satisfy collateral requirements. See also Note 8 “Derivative Instruments, Hedging, and Trading Activities”.
     Off-Balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases was $486 million at March 31, 2009. The Corporation’s March 31, 2009 debt to capitalization ratio would increase from 26.3% to 28.4% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At March 31, 2009, the guarantee amounted to $135 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
     Change in Accounting Policies
     Effective January 1, 2009, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160), which changes the accounting for and reporting of noncontrolling interests in a consolidated subsidiary. As required, the Corporation retrospectively applied the presentation and disclosure requirements of FAS 160. At March 31, 2009 and December 31, 2008 noncontrolling interests of $111 million and $84 million, respectively, have been classified as a component of equity. Previously the noncontrolling interests had been classified in other liabilities. Net income (losses) attributable to the noncontrolling interests of $42 million for the three months ended March 31, 2009 and $(7) million for the three months ended March 31, 2008 are included in net income. Additionally, certain amounts in the consolidated statement of cash flows and footnotes have been reclassified to conform with the presentation requirements of FAS 160.
     Effective January 1, 2009, the Corporation also adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which expands the disclosure requirements for an entity’s use of derivative instruments. See Note 8, Derivative Instruments, Hedging, and Trading Activities, for these disclosures.
     The Corporation adopted FASB Staff Position FAS No. 157-2, Effective Date of FASB Statement No. 157, effective January 1, 2009, which requires the application of the fair value measurement and disclosure provisions of FAS 157, to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis. The impact of adoption was not material to the Corporation’s consolidated financial statements.
     Market Risk Disclosure
     In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, these operations are referred to as non-trading activities. The Corporation also has trading operations, principally through a 50% voting interest in a trading partnership. These trading activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas and refined products.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Market Risk Disclosure (continued)
Instruments: The Corporation primarily uses forward commodity contracts, foreign exchange forward contracts, futures, swaps, options and energy securities in its non-trading and trading activities.
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
Non-Trading: The Corporation’s non-trading activities may include hedging of crude oil and natural gas production. Futures and swaps are used to fix the selling prices of a portion of the Corporation’s future production and the related gains or losses are an integral part of the Corporation’s selling prices. In October 2008, the Corporation closed its Brent crude oil hedges by entering into offsetting positions with the same counterparty covering 24,000 barrels per day from 2009 through 2012. The estimated annual after-tax loss that will be reflected in earnings related to the closed crude oil positions will be approximately $335 million from 2009 through 2012. There were no open hedges of crude oil or natural gas production at March 31, 2009.
      The Corporation also markets energy commodities including refined petroleum products, natural gas, and electricity. The Corporation uses futures, swaps, and options to manage the risk in its marketing activities. The Corporation estimates that at March 31, 2009, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $10 million compared with $13 million at December 31, 2008. The results may vary from time to time as hedge levels change.
     The Corporation uses foreign exchange contracts to reduce its exposure to fluctuating foreign exchange rates by entering into forward contracts for various currencies, including the British pound, the Norwegian krone, and the Danish krone.
Trading: In its trading activities, the Corporation is primarily exposed to changes in crude oil, natural gas and refined product prices. The trading partnership in which the Corporation has a 50% voting interest trades energy commodities and derivatives. The accounts of the partnership are consolidated with those of the Corporation. The Corporation also takes trading positions for its own account. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.
     Total net realized gains for the first quarter of 2009 amounted to $532 million compared with losses of $146 million for the first three months of 2008. The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2009	2008
Fair value of contracts outstanding at January 1	$864	$154
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31	(334)	162
Reversal of fair value for contracts closed during the period	(38)	49
Fair value of contracts entered into during the period and still outstanding	(36)	(57)

Fair value of contracts outstanding at March 31	$456	$308

PART I — FINANCIAL INFORMATION (CONT’D.)
     Market Risk Disclosure (continued)
     The Corporation measures fair value in accordance with FAS 157. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at March 31, 2009 (in millions):

	Instruments Maturing
					2012
					and
Source of Fair Value	Total	2009	2010	2011	beyond
Level 1	$124	$97	$(38)	$53	$12
Level 2	242	84	123	6	29
Level 3	90	29	25	23	13

Total	$456	$210	$110	$82	$54

     The Corporation estimates that at March 31, 2009, the value-at-risk for trading activities, including commodities, was $12 million compared with $17 million at December 31, 2008. The results may change from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at March 31, 2009 (in millions):

Investment grade determined by outside sources	$189
Investment grade determined internally*	89
Less than investment grade	42

Fair value of net receivables outstanding at end of period	$320

*	Based on information provided by counterparties and other available sources.
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
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2009, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2009.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     In February 2009, the United States Environmental Protection Agency (“EPA”) proposed a $150,000 penalty for two violations by the Registrant of federal regulations by distribution in July and August 2005 of reformulated gasoline which exceeded the regulatory NOx emissions performance standard. These violations had been self reported to EPA in 2005. EPA and Registrant are engaged in settlement discussions to resolve this matter.
     In February 2009, the EPA proposed a $297,000 penalty for alleged violations by HOVENSA of federal regulations relating to incorrect calculations by a third party service provider of the Reid Vapor Pressure of 39 batches of gasoline between June 12, 2005 and July 11, 2005. This incident had been self reported to EPA in 2005. EPA and HOVENSA are engaged in settlement discussions to resolve this matter.

Item 6.	Exhibits and Reports on Form 8-K
     a. Exhibits

10(1)	Agreement between the Registrant and John J. O’Connor relating to certain arrangements in connection with his retirement from the Registrant.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
     b. Reports on Form 8-K
     During the quarter ended March 31, 2009, Registrant filed the following reports on Form 8-K:
(i)	Filing dated January 07, 2009 reporting under Items 5.02 and 9.01 a news release dated January 7, 2009 reporting the appointment of Gregory P. Hill as Executive Vice President and President, Worldwide Exploration and Production.

(ii)	Filing dated January 28, 2009 reporting under Items 2.02 and 9.01 a news release dated January 28, 2009 reporting results for the fourth quarter of 2008 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Hess Corporation and John J. O’Connor, Executive Vice President and President, Worldwide Exploration and Production of Hess Corporation, at a public conference call held January 28, 2009.

(iii)	Filing dated February 04, 2009 under Items 8.01 and 9.01 reporting the sale of $1.25 billion in debt securities.

(iv)	Filing dated February 10, 2009 under Item 5.02 reporting compensatory arrangements of certain officers.

(v)	Filing dated March 06, 2009 under Item 5.02 reporting the departure of John J, O’Connor, and the election of Gregory P. Hill, Executive Vice President and President, Worldwide Exploration and Production, to the Board of Directors.

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

Date: May 7, 2009