Form 10-Q
period 2009-06-30
HESS CORP
filed 2009-08-07
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2009, there were 327,052,233 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$6,751	$11,711	$13,666	$22,358
Equity in income (loss) of HOVENSA L.L.C.	(75)	(19)	(116)	(29)
Other, net	79	37	77	100

Total revenues and non-operating income	6,755	11,729	13,627	22,429

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	4,705	8,337	9,887	16,042
Production expenses	444	494	853	918
Marketing expenses	245	267	502	500
Exploration expenses, including dry holes and lease impairment	312	158	505	310
Other operating expenses	43	47	91	92
General and administrative expenses	136	156	296	308
Interest expense	95	65	172	132
Depreciation, depletion and amortization	558	482	1,044	934

Total costs and expenses	6,538	10,006	13,350	19,236

INCOME BEFORE INCOME TAXES	217	1,723	277	3,193
Provision for income taxes	115	812	192	1,530

NET INCOME	102	911	85	1,663
Less: Net income attributable to noncontrolling interests	2	11	44	4

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$100	$900	$41	$1,659

NET INCOME PER SHARE ATTRIBUTABLE TO HESS CORPORATION
BASIC	$.31	$2.81	$.13	$5.20
DILUTED	.31	2.76	.13	5.11
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	325.8	326.2	325.7	325.0
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.20	$.20
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,063	$908
Accounts receivable	4,097	4,297
Inventories	1,358	1,308
Other current assets	990	819

Total current assets	7,508	7,332

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	804	919
Other	209	208

Total investments in affiliates	1,013	1,127

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	28,387	27,437
Less reserves for depreciation, depletion, amortization and lease impairment	11,966	11,166

Property, plant and equipment — net	16,421	16,271

GOODWILL	1,225	1,225
DEFERRED INCOME TAXES	2,413	2,292
OTHER ASSETS	336	342

TOTAL ASSETS	$28,916	$28,589

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$5,331	$5,045
Accrued liabilities	1,679	1,905
Taxes payable	468	637
Current maturities of long-term debt	135	143

Total current liabilities	7,613	7,730

LONG-TERM DEBT	4,178	3,812
DEFERRED INCOME TAXES	2,235	2,241
ASSET RETIREMENT OBLIGATIONS	1,249	1,164
OTHER LIABILITIES	1,263	1,251

Total liabilities	16,538	16,198

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00
Authorized — 600,000 shares
Issued 327,052 shares at June 30, 2009; 326,133 shares at December 31, 2008	327	326
Capital in excess of par value	2,415	2,347
Retained earnings	11,617	11,642
Accumulated other comprehensive income (loss)	(2,100)	(2,008)

Total Hess Corporation stockholders’ equity	12,259	12,307
Noncontrolling interests	119	84

Total equity	12,378	12,391

TOTAL LIABILITIES AND EQUITY	$28,916	$28,589

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions of dollars)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85	$1,663
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,044	934
Exploratory dry hole costs and lease impairment	304	105
Benefit for deferred income taxes	(304)	(112)
Equity in (income) loss of HOVENSA L.L.C., net of distributions	116	79
Changes in operating assets and liabilities and other	(4)	246

Net cash provided by operating activities	1,241	2,915

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,389)	(2,005)
Other, net	32	39

Net cash used in investing activities	(1,357)	(1,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of debt with maturities of 90 days or less	(850)	(3)
Debt with maturities of greater than 90 days
Borrowings	1,247	—
Repayments	(39)	(32)
Cash dividends paid	(98)	(97)
Distributions to noncontrolling interests	(1)	(48)
Employee stock options exercised, including income tax benefits	12	103

Net cash provided by (used in) financing activities	271	(77)

NET INCREASE IN CASH AND CASH EQUIVALENTS	155	872
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	908	607

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,063	$1,479

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at June 30, 2009 and December 31, 2008 and the consolidated results of operations for the three and six-month periods ended June 30, 2009 and 2008 and the consolidated cash flows for the six month periods ended June 30, 2009 and 2008. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
     Effective January 1, 2009, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160), which changes the accounting for and reporting of noncontrolling interests in a consolidated subsidiary. As required, the Corporation retrospectively applied the presentation and disclosure requirements of FAS 160. At June 30, 2009 and December 31, 2008 noncontrolling interests of $119 million and $84 million, respectively, have been classified as a component of equity. Previously the noncontrolling interests had been classified in other liabilities. Net income attributable to the noncontrolling interests of $2 million for the three months ended and $44 million for the six months ended June 30, 2009 and $11 million for the three months ended and $4 million for the six months ended June 30, 2008 are included in net income. Certain amounts in the consolidated financial statements and footnotes have been reclassified to conform with the presentation requirements of
FAS 160.
     Effective January 1, 2009, the Corporation also adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which expands the disclosure requirements for an entity’s use of derivative instruments. See Note 8, Derivative Instruments, Hedging, and Trading Activities, for these disclosures.
     The Corporation adopted FASB Staff Position FAS No. 157-2, Effective Date of FASB Statement No. 157, effective January 1, 2009, which requires the application of the fair value measurement and disclosure provisions of FAS 157 to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The impact of adoption was not material to the Corporation’s consolidated financial statements.
     Effective June 30, 2009, the Corporation adopted FASB Statement No. 165 (FAS 165), Subsequent Events. FAS 165 provides guidance on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FAS 165 did not impact the Corporation’s existing practice of evaluating subsequent events through the date the financial statements are filed with the SEC. These financial statements were evaluated for subsequent events through August 7, 2009.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In June 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140 (FAS 166) and No. 167, Amendments to FASB Interpretation No. FIN 46(R) (FAS 167). FAS 166 eliminates the concept of a qualifying special-purpose entity, which did not require consolidation under existing GAAP, and limits the circumstances in which transferred financial assets should be derecognized. FAS 167 requires additional analysis of variable interest entities to determine if consolidation is necessary. The Corporation is currently evaluating the impact of FAS 166 and FAS 167 on its financial statements and, as required, will adopt the provisions of these standards effective January 1, 2010.
2.	Inventories
     Inventories consist of the following (in millions):

	June 30,	December 31,
	2009	2008
Crude oil and other charge stocks	$396	$383
Refined products and natural gas	1,193	988
Less: LIFO adjustment	(664)	(500)

	925	871
Merchandise, materials and supplies	433	437

Total inventories	$1,358	$1,308

3.	Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method. Summarized financial information for HOVENSA follows (in millions):

	June 30,	December 31,
	2009	2008
Summarized balance sheet
Cash and short-term investments	$201	$75
Other current assets	683	664
Net fixed assets	2,089	2,136
Other assets	53	58
Current liabilities	(996)	(679)
Long-term debt	(356)	(356)
Deferred liabilities and credits	(107)	(104)

Members’ equity	$1,567	$1,794

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Summarized income statement
Total revenues	$2,640	$5,446	$4,663	$9,757
Cost and expenses	(2,787)	(5,482)	(4,891)	(9,811)

Net loss	$(147)	$(36)	$(228)	$(54)

Hess Corporation’s share, before income taxes	$(75)	$(19)	$(116)	$(29)

     During the first half of 2008, the Corporation received a cash distribution of $50 million from HOVENSA.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.	Capitalized Exploratory Well Costs
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the six months ended June 30, 2009 (in millions):

Beginning balance at January 1	$1,094
Additions to capitalized exploratory well costs pending the determination of proved reserves	162
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(10)
Capitalized exploratory wells charged to expense	(54)

Ending balance at June 30	$1,192

     The preceding table excludes costs related to exploratory dry holes of $131 million which were incurred and subsequently expensed in 2009. Capitalized exploratory well costs greater than one year old after completion of drilling were $665 million as of June 30, 2009 and $381 million as of December 31, 2008. This increase is primarily related to the Pony and Tubular Bells projects in the deepwater Gulf of Mexico, where development options are being evaluated.
5.	Long-Term Debt
     In February 2009, the Corporation issued $250 million of 5 year senior unsecured notes with a coupon of 7% and $1 billion of 10 year senior unsecured notes with a coupon of 8.125%. The majority of the proceeds were used to repay revolving credit debt and outstanding borrowings on other credit facilities.
6.	Foreign Currency
     Pre-tax foreign currency gains amounted to the following (in millions):

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Foreign currency gains	$35	$11	$31	$44
     The pre-tax amount of foreign currency gains is included in other, net within revenues and non-operating income.
7.	Retirement Plans
     Components of net periodic pension cost consisted of the following (in millions):

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Service cost	$10	$10	$20	$20
Interest cost	20	20	40	40
Expected return on plan assets	(15)	(20)	(30)	(40)
Amortization of net loss	14	3	28	6

Pension expense	$29	$13	$58	$26

     In 2009, the Corporation expects to contribute approximately $100 million to its pension plans. Through June 30, 2009, the Corporation had contributed $43 million to its pension plans.

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
     The table below shows the total volume of the Corporation’s trading and non-trading derivative instruments outstanding at June 30, 2009:

Volume*
Commodity Contracts
Crude oil, refined products, and natural gas liquids (millions of barrels)	2,149
Natural gas (millions of mcf)	9,282
Electricity (millions of megawatt hours)	191
Other Contracts
Foreign exchange (millions of U.S. dollars)	2,116

*	Gross notional amounts represent both long and short positions, including long and short positions that offset in a closed position that has not reached contractual maturity. Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts.
     The Corporation records all derivative instruments on the balance sheet at fair value (see Note 9, Fair Value Measurements). The table below reflects the gross and net fair values of the Corporation’s derivative instruments as of June 30, 2009 (in millions):

	Accounts	Accounts
	Receivable	Payable
Derivative contracts designated as hedging instruments
Commodity	$1,118	$(1,940)

Derivative contracts not designated as hedging instruments*
Commodity	11,881	(13,106)
Foreign exchange	78	(39)
Other	12	(13)

Total derivative contracts not designated as hedging instruments	11,971	(13,158)

Gross fair value of derivative contracts	13,089	(15,098)
Master netting arrangements	(11,270)	11,270
Cash collateral (received) posted	(281)	94

Net fair value of derivative contracts	$1,538	$(3,734)

*	Includes trading derivatives and derivatives used for risk management.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The Corporation generally enters into master netting arrangements to mitigate counterparty credit risk. Master netting arrangements are standardized contracts that govern all specified transactions with the same counterparty and allow the Corporation to terminate all contracts upon occurrence of certain events, such as a counterparty’s default or bankruptcy. Because these arrangements provide the right of offset, and the Corporation’s intent and practice is to offset amounts in the case of contract terminations, the Corporation records fair value on a net basis in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.
Non-trading activities
     Cash Flow Hedges: The Corporation uses commodity contracts to hedge variability of expected future cash flows and forecasted transactions (cash flow hedges). At June 30, 2009, the Corporation used cash flow hedges principally to fix the cost of supply in its energy marketing business. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly two years or less. For contracts outstanding at June 30, 2009, the maximum length of time was five years.
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
     The Corporation may use futures and swaps to hedge crude oil and natural gas production in its Exploration and Production business. In October 2008, the Corporation closed its Brent crude oil cash flow hedges by entering into offsetting contracts with the same counterparty, covering 24,000 barrels per day from 2009 through 2012. As a result, the Corporation no longer accounts for these contracts as cash flow hedges. Because the underlying cash flows from the originally hedged production are still probable, the deferred losses within accumulated other comprehensive income as of the date the contracts were closed will be recorded in sales and other operating revenues as the contracts mature. There were no open hedges of crude oil or natural gas production at June 30, 2009.
     At June 30, 2009, the after-tax deferred losses in accumulated other comprehensive income relating to cash flow hedges were $1,591 million. The Corporation estimates that approximately $715 million of this amount will be reclassified into earnings over the next twelve months.
     Other Risk Management Derivatives: The Corporation mitigates certain risks in its energy marketing business using commodity contracts that it does not designate as hedges. Changes in fair value of the commodity contracts, which include forward purchases and sales of energy marketing products, are recognized currently in earnings. Revenues from the sales contracts are recognized in sales and other operating revenues and supply contract purchases are recognized in cost of products sold. The Corporation also uses foreign exchange contracts that it does not designate as hedges with the intent to reduce its exposure to fluctuations in foreign exchange rates. Changes in the fair value of the foreign exchange contracts are recognized currently in other non-operating income. Net pretax gains on these derivative contracts amounted to the following (in millions):

	Three months	Six months
	ended June 30,	ended June 30,
	2009	2009
Commodity	$7	$89
Foreign exchange	110	107

Total	$117	$196

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Trading Activities
     In trading activities, the Corporation is primarily exposed to changes in crude oil, natural gas, and refined product prices. Pre-tax gains (losses) recorded in sales and other operating revenues from trading activities amounted to the following (in millions):

	Three months	Six months
	ended June 30,	ended June 30,
	2009	2009
Commodity	$10	$100
Foreign exchange	23	30
Other	7	15

Total	$40	$145

Credit Risk
     The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties or groups of counterparties. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset of the fair value of derivatives executed with the same counterparty.
     At June 30, 2009, the Corporation had a total of $4,290 million of outstanding letters of credit, primarily issued to satisfy margin and collateral requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of June 30, 2009, the net liability related to derivatives with contingent collateral provisions was approximately $2,960 million before cash collateral posted of approximately $65 million. At June 30, 2009, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, the Corporation would be required as of June 30, 2009 to post additional collateral of approximately $334 million.

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

				Collateral and	Balance at
				counterparty	June 30,
	Level 1	Level 2	Level 3	netting	2009
Supplemental pension plan investments	$54	$—	$14	$—	$68
Derivative contracts
Assets	160	1,338	468	(428)	1,538
Liabilities	(166)	(3,112)	(697)	241	(3,734)
     The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs (in millions):

	Three months	Six months
	ended June 30,	ended June 30,
	2009	2009
Balance at beginning of period	$(165)	$149
Unrealized gains (losses)
Included in earnings	(12)	50
Included in other comprehensive income (loss)	(19)	(224)
Purchases, sales or other settlements during the period	16	16
Net transfers in to (out of) Level 3	(35)	(206)

Balance at end of period	$(215)	$(215)

     The carrying amounts of the Corporation’s financial instruments generally approximate their fair values at June 30, 2009 except fixed rate long term debt, which had a carrying value of $4,313 million and a fair value of $4,611 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.	Weighted Average Common Shares
     The weighted average numbers of common shares used in the basic and diluted earnings per share computations are as follows (thousands of shares):

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Common shares – basic	323,975	320,936	323,676	319,167
Effect of dilutive securities
Restricted common stock	986	1,515	1,128	1,945
Stock options	818	3,192	885	3,343
Convertible preferred stock	—	534	—	534

Common shares – diluted	325,779	326,177	325,689	324,989

     The Corporation issued 3,050,250 stock options and 1,022,050 shares of restricted stock in the first six months of 2009. The table above excludes the effect of out-of-the-money options on 3,546,000 shares and 4,073,000 shares for the quarter and six months ended June 30, 2009, respectively.
11.	Equity and Comprehensive Income
     The table below summarizes changes in equity (amounts in millions):

	Hess	Non-
	Stockholders’	Controlling
	Equity	Interest	Total Equity
Balance January 1, 2009	$12,307	$84	$12,391

Net Income	41	44	85
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	419	—	419
Net change in fair value of cash flow hedges	(532)	—	(532)
Change in foreign currency translation adjustments and other	2	(8)	(6)
Change in post retirement plan liabilities, after tax	19	—	19

Comprehensive income (loss)	(51)	36	(15)

Activity related to restricted common stock awards, net	27	—	27
Employee stock options, including income tax benefits	42	—	42
Cash dividends declared	(66)	—	(66)
Distributions to non-controlling interests	—	(1)	(1)

Balance June 30, 2009	$12,259	$119	$12,378

Balance January 1, 2008	$9,774	$226	$10,000

Net Income	1,659	4	1,663
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	187	—	187
Net change in fair value of cash flow hedges	(653)	—	(653)
Change in foreign currency translation adjustments and other	29	4	33
Change in post retirement plan liabilities, after tax	5	—	5

Comprehensive income (loss)	1,227	8	1,235

Activity related to restricted common stock awards, net	32	—	32
Employee stock options, including income tax benefits	130	—	130
Cash dividends declared	(65)	—	(65)
Distributions to non-controlling interests	—	(48)	(48)

Balance June 30, 2008	$11,098	$186	$11,284

     Comprehensive income was $248 million ($239 million attributable to Hess Corporation) for the three months ended June 30, 2009 and $290 million ($279 million attributable to Hess Corporation) for the three months ended June 30, 2008.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.	Segment Information
     The Corporation’s results by operating segment were as follows (in millions):

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Operating revenues
Exploration and Production	$1,825	$3,234	$3,027	$5,886
Marketing and Refining	4,952	8,558	10,693	16,621
Less: Transfers between affiliates	(26)	(81)	(54)	(149)

Total*	$6,751	$11,711	$13,666	$22,358

Net income (loss) attributable to Hess Corporation
Exploration and Production	$215	$1,025	$151	$1,849
Marketing and Refining	(30)	(52)	72	(36)
Corporate, including interest	(85)	(73)	(182)	(154)

Total	$100	$900	$41	$1,659

*	Operating revenues exclude excise and similar taxes of approximately $500 million and $550 million in the second quarter of 2009 and 2008, respectively, and $1,000 million and $1,050 million during the first half of 2009 and 2008, respectively.
     Identifiable assets by operating segment were as follows (in millions):

	June 30,	December 31,
	2009	2008
Identifiable assets
Exploration and Production	$20,637	$19,506
Marketing and Refining	6,371	6,680
Corporate	1,908	2,403

Total	$28,916	$28,589

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures refined petroleum products and purchases, trades and markets refined petroleum products, natural gas and electricity. The Corporation reported net income of $100 million in the second quarter of 2009, compared with $900 million in the second quarter of 2008.
     Exploration and Production: E&P reported income of $215 million for the second quarter of 2009, compared with income of $1,025 million in the second quarter of 2008. The decrease in earnings mainly reflects significantly lower average oil and gas selling prices.
     In the second quarter of 2009, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $49.27 per barrel compared with $104.29 per barrel in the second quarter of 2008. The Corporation’s average worldwide natural gas selling price was $4.56 per thousand cubic feet (mcf) in the second quarter of 2009 compared with $7.81 per mcf in the second quarter of 2008.
     Worldwide crude oil and natural gas production was 407,000 barrels of oil equivalent per day (boepd) in the second quarter of 2009 compared with 393,000 boepd in the same period of 2008. The Corporation now anticipates that its production for the full year of 2009 will average between 390,000 and 400,000 boepd.
The following is an update of Exploration and Production activities during the second quarter of 2009.
•	Production increased during the second quarter at the Shenzi Field (Hess 28%) in the deepwater Gulf of Mexico, which commenced production at the end of the first quarter of 2009. Net production averaged 21,000 boepd for the quarter.

•	In July, the Corporation announced that the Guarani well on the BM-S-22 (Hess 40%) license in the Santos Basin offshore Brazil has been completed and no notice of discovery was filed with the Brazilian government by the field operator. The Corporation’s portion of the well costs was expensed in the second quarter. The next steps are to analyze the significant amount of log and core data gathered from the first two wells, and to plan the location of a third well to further evaluate the BM-S-22 license.

•	The Corporation commenced a planned 12 well program on permit WA-390-P (Hess 100%) offshore Western Australia designed to further appraise the block.
     Marketing and Refining: M&R reported a loss of $30 million for the second quarter of 2009, compared with a loss of $52 million in the second quarter of 2008, primarily reflecting improved energy marketing and trading results, partially offset by lower refining and retail margins.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Exploration and Production	$215	$1,025	$151	$1,849
Marketing and Refining	(30)	(52)	72	(36)
Corporate	(26)	(33)	(75)	(72)
Interest expense	(59)	(40)	(107)	(82)

Net income (loss) attributable to Hess Corporation	$100	$900	$41	$1,659

Net income (loss) per share (diluted)	$.31	$2.76	$.13	$5.11

Items Affecting Comparability Between Periods
     The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods (amounts in millions). The items in the table below are explained and the pre-tax amounts are shown on pages 17 and 19.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Exploration and Production	$(31)	$—	$(44)	$—
Corporate	—	—	(16)	—

Total	$(31)	$—	$(60)	$—

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

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Comparison of Results
Exploration and Production
     Following is a summarized income statement of the Corporation’s E&P operations (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales and other operating revenues*	$1,699	$3,075	$2,830	$5,682
Non-operating income	57	22	65	69

Total revenues and non-operating income	1,756	3,097	2,895	5,751

Cost and expenses
Production expenses, including related taxes	444	494	853	918
Exploration expenses, including dry holes and lease impairment	312	158	505	310
General, administrative and other expenses	61	73	117	136
Depreciation, depletion and amortization	538	462	1,003	896

Total costs and expenses	1,355	1,187	2,478	2,260

Results of operations before income taxes	401	1,910	417	3,491
Provision for income taxes	186	885	266	1,642

Results of operations attributable to Hess Corporation	$215	$1,025	$151	$1,849

*	Amounts differ from E&P operating revenues in Note 12 “Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from unrelated third parties.
After considering the items affecting comparability between periods, the remaining changes in E&P earnings are primarily attributable to changes in selling prices, sales volumes and exploration expenses as discussed below.
Selling prices: Lower average realized selling prices of crude oil and natural gas decreased E&P revenues by approximately $1,860 million and $3,060 million in the second quarter and first half of 2009 compared with the corresponding periods of 2008. The Corporation’s average selling prices were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Average selling prices
Crude oil — per barrel (including hedging)
United States	$55.53	$120.23	$49.56	$106.42
Europe	47.41	104.98	41.09	93.32
Africa	47.16	97.32	40.29	88.44
Asia and other	55.84	120.59	51.50	106.28
Worldwide	49.27	104.29	42.62	93.75

Crude oil — per barrel (excluding hedging)
United States	$55.53	$120.23	$49.56	$106.42
Europe	47.41	104.98	41.09	93.32
Africa	57.13	117.49	51.58	105.98
Asia and other	55.84	120.59	51.50	106.28
Worldwide	54.03	113.79	47.84	101.66

Natural gas liquids — per barrel
United States	$31.03	$76.60	$30.12	$70.71
Europe	36.51	92.67	36.61	85.78
Asia and other	35.92	—	35.92	—
Worldwide	32.97	81.52	32.25	74.90

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Natural gas — per mcf (including hedging)
United States	$3.26	$11.00	$3.61	$9.69
Europe	4.53	10.33	5.56	9.61
Asia and other	4.82	5.23	4.76	5.12
Worldwide	4.56	7.81	4.82	7.43

Natural gas — per mcf (excluding hedging)
United States	$3.26	$11.00	$3.61	$9.69
Europe	4.53	10.84	5.56	9.90
Asia and other	4.82	5.23	4.76	5.12
Worldwide	4.56	8.01	4.82	7.55
     In October 2008, the Corporation closed its Brent crude oil cash flow hedges by entering into offsetting contracts with the same counterparty, covering 24,000 barrels per day from 2009 through 2012. The deferred after tax loss as of the date the hedge positions were closed will be recorded in earnings as the contracts mature. The estimated annual after-tax loss from the closed positions will be approximately $335 million from 2009 through 2012. Crude oil hedges reduced E&P earnings by $83 million and $165 million in the second quarter and first half of 2009 ($133 million and $264 million before income taxes). Crude oil and natural gas hedges reduced E&P earnings by $144 million and $239 million in the second quarter and first half of 2008 ($234 million and $386 million before income taxes).
Sales and production volumes: The Corporation’s crude oil and natural gas production was 407,000 boepd in the second quarter of 2009 compared with 393,000 boepd in the same period of 2008. Production in the first half of 2009 was 398,000 boepd compared with 392,000 boepd for the same period in 2008. The Corporation anticipates that its full year production will average between 390,000 and 400,000 boepd.
The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Crude oil (barrels per day)
United States	58	36	45	36
Europe	76	83	82	83
Africa	124	128	125	123
Asia and other	16	12	16	15

Total	274	259	268	257

Natural gas liquids (barrels per day)
United States	10	11	10	11
Europe	3	4	3	4
Asia and other	1	—	—	—

Total	14	15	13	15

Natural gas (mcf per day)
United States	92	83	85	88
Europe	160	267	170	282
Asia and other	459	364	449	353

Total	711	714	704	723

Barrels of oil equivalent per day*	407	393	398	392

*	Natural gas production is converted assuming six mcf equals one barrel.
     United States: Crude oil production in the United States was higher in the second quarter and first half of 2009 compared to the corresponding periods in 2008, primarily due to the Shenzi field which commenced production at the end of the first quarter of 2009.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     Europe: Crude oil production in Europe in the second quarter and first half of 2009 was lower than the same periods in 2008, primarily due to an unplanned 75 day shutdown at the Valhall field in Norway and natural decline in the U.K. North Sea, partly offset by increased production in Russia. Natural gas production in the second quarter and first half of 2009 was lower than the same periods in 2008, primarily due to decline at the Atlantic and Cromarty fields in the U.K. North Sea and the shutdown at the Valhall field in Norway.
     Asia and Other: The increase in natural gas production in the second quarter and first half of 2009 compared to the corresponding periods in 2008 was principally due to Phase 2 gas sales from Block A-18 of the Joint Development Area of Malaysia and Thailand (JDA), which commenced in November 2008.
     Sales Volumes: Higher crude oil and natural gas sales volumes increased revenue by approximately $480 million in the second quarter of 2009 and $200 million in the first half of 2009, compared with the corresponding periods of 2008. During the second quarter of 2009, the Corporation’s sales volumes exceeded production volumes which resulted in an increase in second quarter after tax income of approximately $50 million.
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, decreased by $87 million and $109 million in the second quarter and first half of 2009 compared with the corresponding periods of 2008, excluding the impact of items affecting comparability discussed below. The decrease in expenses reflects lower commodity price-driven production taxes, the cessation of production at two fields in the U.K. North Sea, the favorable impact of foreign exchange rates and cost saving initiatives.
     Depreciation, depletion and amortization expenses increased by $50 million and $55 million in the second quarter and first half of 2009 compared with the corresponding periods of 2008, excluding the impact of items affecting comparability discussed below. The increase was primarily due to production increases in the U.S. and the JDA, partly offset by lower production in Norway and the U.K. North Sea.
     In the second quarter of 2009, after-tax charges of $31 million ($51 million before income taxes) were recorded to reduce the carrying values of production equipment in the U.K. North Sea and materials inventory in Equatorial Guinea and the United States. In the first quarter of 2009, the Corporation recorded an after-tax charge of $13 million ($26 million before income taxes) to reduce the carrying values of two short-lived fields in the U.K. North Sea. The pre-tax amount of the reductions in carrying value of production equipment and the short-lived fields is reflected in depreciation, depletion and amortization and the reduction in carrying values of inventory of $25 million is reflected in production expenses in the statement of consolidated income.
     Excluding the impact of items affecting comparability discussed above, E&P cash operating costs for full year 2009 are expected to be in a range of $14 to $15 per boe and total production unit costs (cash operating costs plus depreciation, depletion, and amortization) are anticipated to be in the range of $27 to $29 per boe.
Exploration expenses: Exploration expenses were higher by $154 million and $195 million in the second quarter and first half of 2009 compared with the same periods in 2008. The increases principally reflect higher dry hole expense and lease impairment.
Income taxes: The effective income tax rate for the six months ended June 30, 2009 for E&P operations was 60% compared to 47% for the six months ended June 30, 2008, excluding the impact of items affecting comparability discussed above. The higher rate in 2009 primarily reflects the impact of Libyan taxes in a lower commodity price environment. The effective tax rate for the full year 2009 is estimated to be in the range of 53% to 57%.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Foreign Exchange: The after-tax foreign currency gain relating to E&P activities was $1 million in the second quarter of 2009 and 2008. The after-tax foreign currency loss was $5 million for the six months ended June 30, 2009, compared to a gain of $12 million for the same period in 2008.
     The Corporation’s future E&P earnings may be impacted by external factors, such as political risk, volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses, the effects of weather and changes in foreign exchange and income tax rates.
Marketing and Refining
     Results from M&R activities amounted to a loss of $30 million in the second quarter of 2009 compared with a loss of $52 million in the second quarter of 2008. M&R generated income of $72 million for the six months ended June 30, 2009 compared to a loss of $36 million for the six months ended June 30, 2008. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional M&R activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
Refining: Refining operations generated losses of $26 million and $44 million in the second quarter and the first half of 2009, compared with income of $3 million in the second quarter and a breakeven result in the first half of 2008. The Corporation’s share of HOVENSA’s results, after income taxes, amounted to losses of $46 million and $71 million in the second quarter and first half of 2009 compared with losses of $12 million and $18 million in the second quarter and first half of 2008. These decreases primarily reflect lower refining margins. Port Reading’s after-tax earnings were $19 million in the second quarter and $27 million in the first half of 2009 compared with $14 million and $16 million for the same periods in 2008, reflecting improved margins.
The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three months ended		Six months ended
	capacity	June 30,		June 30,
	(thousands of
	barrels per day)	2009	2008	2009	2008
HOVENSA
Crude	500	88.4%	94.2%	85.2%	91.6%
Fluid catalytic cracker	150	71.2%	73.1%	71.3%	73.7%
Coker	58	91.2%	99.5%	85.9%	95.5%
Port Reading	70	93.0%	91.3%	90.6%	89.2%
Marketing: Marketing results, which consist principally of energy marketing and retail gasoline operations, were losses of $13 million in the second quarter of 2009 compared with losses of $40 million in the same period of 2008, reflecting improved energy marketing results. Earnings were $88 million in the first half of 2009 compared to a loss of $8 million for the six months ended June 30, 2008, reflecting improved energy marketing results. Total refined product sales volumes were 455,000 barrels per day and 478,000 barrels per day in the second quarter and first half of 2009, compared with 454,000 barrels per day and 475,000 barrels per day in the second quarter and first half of 2008. Total energy marketing natural gas sales volumes were approximately 1.7 million mcf per day and 2.1 million mcf per day in the second quarter and first half of 2009, which were comparable to the volumes in the corresponding 2008 periods. In addition, energy marketing sold electricity volumes at the rate of 4,500 megawatts (round the clock) and 4,100 megawatts (round the clock) in the second quarter and first half of 2009 compared with 3,100 megawatts (round the clock) in the second quarter and first half of 2008.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results of the trading partnership, amounted to income of $9 million and $28 million in the second quarter and first half of 2009 compared with losses of $15 million and $28 million in the second quarter and first half of 2008.
     Marketing expenses decreased by 8% in the second quarter of 2009 compared with the same period in 2008 due to lower retail expenses. Marketing expenses were comparable for the first six months of 2009 and 2008.
     The Corporation’s future M&R earnings may be impacted by volatility in margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.
Corporate
The following table summarizes corporate expenses (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Corporate expenses (including the item described below)	$34	$48	$117	$106
Income tax benefits	(8)	(15)	(42)	(34)

	26	33	75	72

Items affecting comparability between periods, after-tax	—	—	(16)	—

Net corporate expenses	$26	$33	$59	$72

     After-tax corporate expenses were lower in the second quarter and first half of 2009 compared with the same periods in 2008, mainly due to higher income from pension related investments and lower costs as a result of cost saving initiatives. In the first half of 2009, a charge of $25 million before income taxes ($16 million after tax) relating to retirement benefits and employee severance costs was recorded in general and administrative expenses. After-tax corporate expenses in 2009 are estimated to be in the range of $155 to $165 million, excluding items affecting comparability.
Interest
     Interest expense was as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Total interest incurred	$97	$66	$175	$134
Less: capitalized interest	2	1	3	2

Interest expense before income taxes	95	65	172	132
Income tax benefits	(36)	(25)	(65)	(50)

After-tax interest expense	$59	$40	$107	$82

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     Increased interest expense for the second quarter and first half of 2009 principally reflects higher average debt resulting from the Corporation’s $1.25 billion debt offering in February 2009 (see Note 5, Long-Term Debt) and higher fees relating to letters of credit.
Sales and Other Operating Revenues
     Sales and other operating revenues decreased by 42% and 39% in the second quarter and first half of 2009 compared with the corresponding periods of 2008, primarily due to lower crude oil, natural gas and refined product selling prices. The decrease in cost of products sold principally reflects lower prices of refined products and purchased natural gas.
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	June 30,	December 31,
	2009	2008
Cash and cash equivalents	$1,063	$908
Current portion of long-term debt	135	143
Total debt	4,313	3,955
Total equity	12,378	12,391
Debt to capitalization ratio*	25.8%	24.2%

*	Total debt as a percentage of the sum of total debt plus total equity.
Cash Flows
     The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Six months ended
	June 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$1,241	$2,915
Investing activities	(1,357)	(1,966)
Financing activities	271	(77)

Net increase in cash and cash equivalents	$155	$872

Operating Activities: Net cash provided by operating activities decreased in the first half of 2009 compared with 2008, principally reflecting decreased earnings.
Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Six months ended
	June 30,
	2009	2008
Exploration and Production	$1,328	$1,938
Marketing, Refining and Corporate	61	67

Total	$1,389	$2,005

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
Financing Activities: In the first half of 2009, net borrowings totaled $358 million. In February 2009, the Corporation issued $250 million of 5 year senior unsecured notes with a coupon of 7% and $1 billion of 10 year senior unsecured notes with a coupon of 8.125%. The majority of the proceeds were used to repay outstanding borrowings. Dividends paid were $98 million in the first half of 2009 compared with $97 million in the first half of 2008. Additional proceeds from financing activities were $11 million in the first half of 2009 and $55 million in the same period of 2008, primarily reflecting the exercise of employee stock options, partially offset by distributions to noncontrolling interests.
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
     The table below summarizes the capacity, usage, and remaining availability of the Corporation’s borrowing and letter of credit facilities at June 30, 2009 (in millions):

	Expiration			Letters of		Remaining
	Date	Capacity	Borrowings	Credit Issued	Total Used	Capacity
Revolving credit facility	May 2012*	$3,000	$—	$36	$36	$2,964
Asset backed credit facility	October 2009	500	—	500	500	—
Committed lines	Various**	1,665	—	1,596	1,596	69
Uncommitted lines	Various**	2,158	—	2,158	2,158	—

Total		$7,323	$—	$4,290	$4,290	$3,033

*	$75 million expires in May 2011.

**	Committed and uncommitted lines have expiration dates primarily through 2010.
     The Corporation maintains a $3.0 billion syndicated, revolving credit facility, of which $2,925 million is committed through May 2012. This facility can be used for borrowings and letters of credit. At June 30, 2009, available capacity under the facility was $2,964 million.
     The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its Marketing and Refining operations. At June 30, 2009, under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit of up to $500 million, subject to the availability of sufficient levels of eligible receivables. At June 30, 2009, outstanding letters of credit under this facility were collateralized by $921 million of accounts receivable, which are held by a wholly owned subsidiary. These receivables are not available to pay the general obligations of the Corporation before satisfaction of the outstanding obligations under the asset backed facility. In July 2009, the Corporation amended the asset-backed facility to increase the capacity to $1.0 billion, subject to the availability of eligible receivables, and to extend the expiration date to July 2010.
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     At June 30, 2009, a loan agreement covenant based on the Corporation’s debt to capitalization ratio permitted the Corporation to borrow up to an additional $16.3 billion for the construction or acquisition of assets. Under a separate loan agreement covenant, the Corporation has the ability to borrow up to $3.5 billion of additional secured debt at June 30, 2009.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
     The Corporation’s $4,290 million of letters of credit outstanding at June 30, 2009 were primarily issued to satisfy margin and collateral requirements. See also Note 8 “Derivative Instruments, Hedging, and Trading Activities”.
Off-Balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases was $486 million at June 30, 2009. The Corporation’s June 30, 2009 debt to capitalization ratio would increase from 25.8% to 27.9% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At June 30, 2009, the guarantee amounted to $134 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
Change in Accounting Policies
     Effective January 1, 2009, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160), which changes the accounting for and reporting of noncontrolling interests in a consolidated subsidiary. As required, the Corporation retrospectively applied the presentation and disclosure requirements of FAS 160. At June 30, 2009 and December 31, 2008, noncontrolling interests of $119 million and $84 million, respectively, have been classified as a component of equity. Previously the noncontrolling interests had been classified in other liabilities. Net income attributable to the noncontrolling interests of $2 million for the three months ended and $44 million for the six months ended June 30, 2009 and $11 million for the three months ended and $4 million for the six months ended June 30, 2008 are included in net income. Certain amounts in the consolidated financial statements and footnotes have been reclassified to conform with the presentation requirements of
FAS 160.
     Effective January 1, 2009, the Corporation also adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which expands the disclosure requirements for an entity’s use of derivative instruments. See Note 8, Derivative Instruments, Hedging, and Trading Activities, for these disclosures.
     The Corporation adopted FASB Staff Position FAS No. 157-2, Effective Date of FASB Statement No. 157, effective January 1, 2009, which requires the application of the fair value measurement and disclosure provisions of FAS 157 to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The impact of adoption was not material to the Corporation’s consolidated financial statements.
     Effective June 30, 2009, the Corporation adopted FASB Statement No. 165 (FAS 165), Subsequent Events. FAS 165 provides guidance on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FAS 165 did not impact the Corporation’s existing practice of evaluating subsequent events through the date the financial statements are filed with the SEC. These financial statements were evaluated for subsequent events through August 6, 2009.

PART I — FINANCIAL INFORMATION (CONT’D.)
Recently Issued Accounting Standards
     In June 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140 (FAS 166) and No. 167, Amendments to FASB Interpretation No. FIN 46(R) (FAS 167). FAS 166 eliminates the concept of a qualifying special-purpose entity, which did not require consolidation under existing GAAP, and limits the circumstances in which transferred financial assets should be derecognized. FAS 167 requires additional analysis of variable interest entities to determine if consolidation is necessary. The Corporation is currently evaluating the impact of FAS 166 and FAS 167 on its financial statements and, as required, will adopt the provisions of these standards effective January 1, 2010.
Market Risk Disclosure
     In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, these operations are referred to as non-trading activities. The Corporation also has trading operations, principally through a 50% voting interest in a trading partnership. These trading operations are also exposed to commodity risks primarily related to the prices of crude oil, natural gas and refined products.
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
Non-Trading: The Corporation’s non-trading activities may include hedging of crude oil and natural gas production. Futures and swaps are used to fix the selling prices of a portion of the Corporation’s future production and the related gains or losses are an integral part of the Corporation’s selling prices. In October 2008, the Corporation closed its Brent crude oil hedges by entering into offsetting positions with the same counterparty covering 24,000 barrels per day from 2009 through 2012. The estimated annual after-tax loss that will be reflected in earnings related to the closed crude oil positions will be $335 million from 2009 to 2012. There were no open hedges of crude oil or natural gas production at June 30, 2009.
     The Corporation also markets energy commodities including refined petroleum products, natural gas, and electricity. The Corporation uses futures, swaps, and options to manage the risk in its marketing activities. The Corporation estimates that at June 30, 2009, the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $10 million compared with $13 million at December 31, 2008. The results may vary from time to time as hedge levels change.
     The Corporation uses foreign exchange contracts to reduce its exposure to fluctuating foreign exchange rates by entering into forward contracts for various currencies, including the British pound, the Norwegian krone, the Danish krone, and the Thai baht.

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosure (continued)
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
     Total net realized gains for the first half of 2009 amounted to $528 million compared with losses of $259 million for the first six months of 2008. The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2009	2008
Fair value of contracts outstanding at January 1	$864	$154
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at June 30	40	511
Reversal of fair value for contracts closed during the period	(498)	22
Fair value of contracts entered into during the period and still outstanding	(79)	(339)

Fair value of contracts outstanding at June 30	$327	$348

     The Corporation measures fair value in accordance with FAS 157. The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at June 30, 2009 (in millions):

	Instruments Maturing
					2012
					and
Source of Fair Value	Total	2009	2010	2011	beyond
Level 1	$(41)	$17	$(174)	$128	$(12)
Level 2	341	114	189	(17)	55
Level 3	27	2	3	26	(4)

Total	$327	$133	$18	$137	$39

     The Corporation estimates that at June 30, 2009, the value-at-risk for trading activities, including commodities, was $10 million compared with $17 million at December 31, 2008. The results may change from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at June 30, 2009 (in millions):

Investment grade determined by outside sources	$177
Investment grade determined internally*	74
Less than investment grade	47

Fair value of net receivables outstanding at end of period	$298

*	Based on information provided by counterparties and other available sources.

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
Item 4. Controls and Procedures
     Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2009, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2009.
     There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of the Registrant was held on May 6, 2009. The inspectors of election reported that 281,826,350 shares of common stock of the Registrant were represented in person or by proxy at the meeting, constituting 86.1% of the votes entitled to be cast. At the meeting, stockholders voted on:
•	The election of five nominees for the Board of Directors for the three-year term expiring in 2012 and;

•	The ratification of the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the independent registered public accounting firm of the Registrant for the fiscal year ending December 31, 2009.
With respect to the election of directors, the inspectors of election reported as follows:

	For	Withholding Authority
Name	Nominee Listed	to Vote For Nominee Listed
John B. Hess	278,232,918	3,593,432
Samuel W. Bodman	280,715,747	1,110,603
Risa Lavizzo-Mourey	280,644,070	1,182,280
Craig G. Matthews	280,552,517	1,273,833
Ernst H. von Metzsch	279,212,483	2,613,867
     The inspectors reported that 279,223,971 votes were cast for the ratification of the selection of Ernst & Young LLP as the independent auditors of the Registrant for the fiscal year ending December 31, 2009, 2,550,801 votes were cast against said ratification and holders of 51,578 votes abstained.

PART II — OTHER INFORMATION (CONT’D.)
Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits

10(1) Amended and Restated Change of Control Termination Benefits Agreement dated as of May 29, 2009 between Registrant and F. Borden Walker. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and John B. Hess and J. Barclay Collins.

10(2) Amended and Restated Change of Control Termination Benefits Agreements dated as of May 29, 2009 between Registrant and Brian J. Bohling. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (other than the named executive officers referred to in Exhibit 10(1)).

31(1) Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2) Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1) Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2) Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101(INS) XBRL Instance Document

101(SCH) XBRL Schema Document

101(CAL) XBRL Calculation Linkbase Document

101(LAB) XBRL Label Linkbase Document

101(PRE) XBRL Presentation Linkbase Document

101(DEF) XBRL Definition Linkbase Document
b.	Reports on Form 8-K

During the quarter ended June 30, 2009, Registrant filed the following report on Form 8-K:
(i)	Filing dated April 29, 2009 reporting under Items 2.02 and 9.01 a news release dated April 29, 2009 reporting results for the first quarter of 2009.

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

Date: August 7, 2009