Form 10-Q
period 2009-09-30
HESS CORP
filed 2009-11-06
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At September 30, 2009, there were 327,071,438 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$7,270	$11,396	$20,936	$33,754
Equity in income (loss) of HOVENSA L.L.C.	(49)	52	(165)	23
Other, net	163	(62)	240	38

Total revenues and non-operating income	7,384	11,386	21,011	33,815

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	5,069	8,164	14,956	24,206
Production expenses	460	503	1,313	1,421
Marketing expenses	240	266	742	766
Exploration expenses, including dry holes and lease impairment	167	157	672	467
Other operating expenses	43	62	134	154
General and administrative expenses	148	170	444	478
Interest expense	97	68	269	200
Depreciation, depletion and amortization	626	497	1,670	1,431

Total costs and expenses	6,850	9,887	20,200	29,123

INCOME BEFORE INCOME TAXES	534	1,499	811	4,692
Provision for income taxes	182	725	374	2,255

NET INCOME	352	774	437	2,437
Less: Net income (loss) attributable to noncontrolling interests	11	(1)	55	3

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$341	$775	$382	$2,434

NET INCOME PER SHARE ATTRIBUTABLE TO HESS CORPORATION
BASIC	$1.05	$2.40	$1.18	$7.60
DILUTED	1.05	2.37	1.17	7.47
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	326.0	327.4	325.8	325.7
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.30	$.30
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$957	$908
Accounts receivable	3,552	4,297
Inventories	1,424	1,308
Other current assets	993	819

Total current assets	6,926	7,332

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	755	919
Other	220	208

Total investments in affiliates	975	1,127

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	29,358	27,437
Less reserves for depreciation, depletion, amortization and lease impairment	12,712	11,166

Property, plant and equipment — net	16,646	16,271

GOODWILL	1,225	1,225
DEFERRED INCOME TAXES	2,327	2,292
OTHER ASSETS	338	342

TOTAL ASSETS	$28,437	$28,589

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$4,248	$5,045
Accrued liabilities	1,681	1,905
Taxes payable	403	637
Current maturities of long-term debt	136	143

Total current liabilities	6,468	7,730

LONG-TERM DEBT	4,243	3,812
DEFERRED INCOME TAXES	2,259	2,241
ASSET RETIREMENT OBLIGATIONS	1,220	1,164
OTHER LIABILITIES	1,240	1,251

Total liabilities	15,430	16,198

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00
Authorized — 600,000 shares
Issued 327,071 shares at September 30, 2009; 326,133 shares at December 31, 2008	327	326
Capital in excess of par value	2,448	2,347
Retained earnings	11,926	11,642
Accumulated other comprehensive income (loss)	(1,827)	(2,008)

Total Hess Corporation stockholders’ equity	12,874	12,307
Noncontrolling interests	133	84

Total equity	13,007	12,391

TOTAL LIABILITIES AND EQUITY	$28,437	$28,589

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions of dollars)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$437	$2,437
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,670	1,431
Exploratory dry hole costs and lease impairment	406	171
(Benefit) provision for deferred income taxes	(324)	18
Equity in (income) loss of HOVENSA L.L.C., net of distributions	165	27
Changes in operating assets and liabilities and other	(579)	111

Net cash provided by operating activities	1,775	4,195

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,993)	(3,282)
Other, net	26	50

Net cash used in investing activities	(1,967)	(3,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) of debt with maturities of 90 days or less	(850)	12
Debt with maturities of greater than 90 days
Borrowings	1,247	—
Repayments	(38)	(60)
Cash dividends paid	(131)	(130)
Payments to noncontrolling interests	(2)	(123)
Employee stock options exercised, including income tax benefits	15	111

Net cash provided by (used in) financing activities	241	(190)

NET INCREASE IN CASH AND CASH EQUIVALENTS	49	773
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	908	607

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$957	$1,380

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at September 30, 2009 and December 31, 2008 and the consolidated results of operations for the three and nine month periods ended September 30, 2009 and 2008 and the consolidated cash flows for the nine month periods ended September 30, 2009 and 2008. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
     The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. The ASC combined multiple sources of authoritative accounting literature into a single source of authoritative GAAP organized by accounting topic. Since the ASC was not intended to change existing GAAP, the only impact on the Corporation’s financial statements was that specific references to accounting principles have been changed to refer to the ASC.
     Effective January 1, 2009, the Corporation adopted the FASB accounting standard for the accounting for and reporting of noncontrolling interests in a consolidated subsidiary (ASC 810 – Consolidation). As required, the Corporation retrospectively applied the presentation and disclosure requirements of this standard. At September 30, 2009 and December 31, 2008 noncontrolling interests of $133 million and $84 million, respectively, have been classified as a component of equity. Previously the noncontrolling interests had been classified in Other liabilities. Net income (loss) attributable to the noncontrolling interests is also now separately reported in the Statement of Consolidated Income. Certain other amounts in the consolidated financial statements and footnotes have been reclassified to conform with the presentation requirements of this standard.
     Effective January 1, 2009, the Corporation adopted the FASB accounting standard that expanded the qualitative, quantitative and credit risk disclosure requirements related to an entity’s use of derivative instruments (ASC 815 – Derivatives and Hedging). See Note 8, Derivative Instruments, Hedging, and Trading Activities, for these disclosures.
     Effective January 1, 2009, the Corporation also adopted the FASB staff position that requires the application of the fair value measurement and disclosure provisions to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis (ASC 820 – Fair Value Measurements). Such fair value measurements are determined based on the same fair value hierarchy of inputs currently required to measure the fair value of financial assets and liabilities. The impact of this accounting standard was not material to the Corporation’s consolidated financial statements.
     Effective June 30, 2009, the Corporation adopted the FASB accounting standard which provides guidance on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (ASC 855 – Subsequent Events). The adoption of this standard did not impact the Corporation’s existing practice of evaluating subsequent events through the date the financial statements are filed with the SEC. The Corporation evaluated subsequent events through November 6, 2009.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In June 2009, the FASB amended existing accounting standards to eliminate the concept of a qualifying special-purpose entity (ASC 810 – Consolidation) and limit the circumstances in which transferred financial assets should be derecognized (ASC 860 – Transfers and Servicing). The amended standards also require additional analysis of variable interest entities, which are generally defined as entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk to finance its activities without additional subordinated financial support. These standards also change the criteria for determining the primary beneficiary of a variable interest entity, which is the entity responsible for consolidation. As required, the Corporation will adopt the provisions of these standards effective January 1, 2010. The adoption of these standards is not expected to have a material impact on the Corporation’s financial statements.
2.	Inventories
     Inventories consist of the following (in millions):

	September 30,	December 31,
	2009	2008
Crude oil and other charge stocks	$379	$383
Refined products and natural gas	1,299	988
Less: LIFO adjustment	(709)	(500)

	969	871
Merchandise, materials and supplies	455	437

Total inventories	$1,424	$1,308

3.	Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method. Summarized financial information for HOVENSA follows (in millions):

	September 30,	December 31,
	2009	2008
Summarized balance sheet
Cash and short-term investments	$145	$75
Other current assets	503	664
Net fixed assets	2,077	2,136
Other assets	59	58
Current liabilities	(847)	(679)
Long-term debt	(356)	(356)
Deferred liabilities and credits	(111)	(104)

Members’ equity	$1,470	$1,794

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Summarized income statement
Total revenues	$2,644	$5,413	$7,307	$15,170
Cost and expenses	(2,741)	(5,308)	(7,632)	(15,119)

Net income (loss)	$(97)	$105	$(325)	$51

Hess Corporation’s share, before income taxes	$(49)	$52	$(165)	$23

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.	Capitalized Exploratory Well Costs
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the nine months ended September 30, 2009 (in millions):

Balance at January 1	$1,094
Additions to capitalized exploratory well costs pending the determination of proved reserves	227
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(16)
Capitalized exploratory well costs charged to expense	(74)

Balance at end of period	$1,231

     The preceding table excludes costs related to exploratory dry holes of $158 million which were incurred and subsequently expensed in 2009. Capitalized exploratory well costs greater than one year old after completion of drilling were $919 million as of September 30, 2009 and $381 million as of December 31, 2008. This increase is primarily related to the Pony and Tubular Bells projects in the deepwater Gulf of Mexico and offshore projects in Western Australia (WA-Block 390-P) and Libya (Area 54). Development options for Pony and Tubular Bells are being evaluated. Further drilling is scheduled on WA-Block 390 and in Area 54.
5.	Long-Term Debt
     In February 2009, the Corporation issued $250 million of 5 year senior unsecured notes with a coupon of 7% and $1 billion of 10 year senior unsecured notes with a coupon of 8.125%. The majority of the proceeds were used to repay revolving credit debt and outstanding borrowings on other credit facilities.
     In July 2009, the Corporation amended its asset backed credit facility to increase the capacity from $500 million to $1 billion, subject to the availability of sufficient levels of eligible receivables from certain Marketing and Refining operations pledged as collateral. In addition, the expiration date has been extended to July 2010.
     During the third quarter of 2009, the Corporation assumed approximately $65 million of private placement debt in conjunction with the acquisition of 37 previously leased retail gasoline stations.
6.	Foreign Currency
     Foreign currency gains (losses) amounted to the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Pre-tax foreign currency gains (losses)	$1	$(76)	$32	$(32)
After-tax foreign currency gains (losses)	4	(10)	(1)	2
     The pre-tax amount of foreign currency gains (losses) is reported in Other, net within the Statement of Consolidated Income.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.	Retirement Plans
     Components of net periodic pension cost consisted of the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Service cost	$9	$9	$29	$29
Interest cost	19	15	59	55
Expected return on plan assets	(12)	(15)	(42)	(55)
Amortization of net loss	17	6	45	12

Pension expense	$33	$15	$91	$41

     In 2009, the Corporation expects to contribute approximately $135 million to its pension plans and had contributed $111 million through September 30, 2009.
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
     The table below shows the gross volume of the Corporation’s trading and non-trading derivative instruments outstanding at September 30, 2009:

Volume*
Commodity Contracts
Crude oil, refined products, and natural gas liquids (millions of barrels)	2,159
Natural gas (millions of mcf)	9,281
Electricity (millions of megawatt hours)	166
Other Contracts
Foreign exchange (millions of U.S. dollars)	1,150

*	Volume represents all gross notional amounts of both long and short positions, including long and short positions that offset in a closed position and have not reached contractual maturity. Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The Corporation records all derivative instruments on the balance sheet at fair value (see Note 9, Fair Value Measurements). The table below reflects the gross and net fair values of the Corporation’s derivative instruments as of September 30, 2009 (in millions):

	Accounts	Accounts
	Receivable	Payable
Derivative contracts designated as hedging instruments
Commodity	$894	$(1,426)

Derivative contracts not designated as hedging instruments*
Commodity	9,910	(11,213)
Foreign exchange	4	(44)
Other	13	(15)

Total derivative contracts not designated as hedging instruments	9,927	(11,272)

Gross fair value of derivative contracts	10,821	(12,698)
Master netting arrangements	(9,342)	9,342
Cash collateral (received) posted	(227)	332

Net fair value of derivative contracts	$1,252	$(3,024)

*	Includes trading derivatives and derivatives used for risk management.
     The Corporation generally enters into master netting arrangements to mitigate counterparty credit risk. Master netting arrangements are standardized contracts that govern all specified transactions with the same counterparty and allow the Corporation to terminate all contracts upon occurrence of certain events, such as a counterparty’s default or bankruptcy. Where these arrangements provide the right of offset and the Corporation’s intent and practice is to offset amounts in the case of contract terminations, the Corporation records fair value on a net basis.
Non-trading activities
     Cash Flow Hedges: The Corporation uses commodity contracts to hedge variability of expected future cash flows and forecasted transactions (cash flow hedges). At September 30, 2009, the Corporation used cash flow hedges principally to fix the cost of supply in its energy marketing business. The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of other comprehensive income. Amounts recorded in Accumulated other comprehensive income are reclassified into Cost of products sold in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized immediately in Cost of products sold. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly two years or less. The maximum duration was five years for the contracts outstanding at September 30, 2009.
     The Corporation may use futures and swaps to hedge crude oil and natural gas production in its Exploration and Production business. In October 2008, the Corporation closed its Brent crude oil cash flow hedges, covering 24,000 barrels per day from 2009 through 2012, by entering into offsetting contracts with the same counterparty. As a result, the Corporation no longer accounts for these contracts as cash flow hedges. Because the underlying cash flows from the originally hedged production are still probable, the deferred losses within Accumulated other comprehensive income as of the date the contracts were closed will be recorded in Sales and other operating revenues as the contracts mature. There were no open hedges of crude oil or natural gas production at September 30, 2009.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     At September 30, 2009, the after-tax deferred losses reported in Accumulated other comprehensive income relating to cash flow hedges were $1,433 million. The Corporation estimates that approximately $606 million of this amount will be reclassified into earnings over the next twelve months.
     Other Risk Management Derivatives: The Corporation mitigates certain risks in its energy marketing business using commodity contracts that it does not designate as hedges. Changes in the fair value of the commodity contracts, which include forward purchases and sales of energy marketing products, are recognized currently in earnings. Revenues from the sales contracts are reported within Sales and other operating revenues and supply contract purchases are reported within Cost of products sold. The Corporation also uses foreign exchange contracts that it does not designate as hedges with the intent to reduce its exposure to fluctuations in foreign exchange rates. Net pre-tax gains on these derivative contracts amounted to the following (in millions):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2009	2009
Commodity	$5	$94
Foreign exchange	(24)	83

Total	$(19)	$177

Trading Activities
     In trading activities, the Corporation is primarily exposed to changes in crude oil, natural gas, and refined product prices. Pre-tax gains (losses) from trading activities, reported in Sales and other operating revenues, amounted to the following (in millions):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2009	2009
Commodity	$49	$149
Foreign exchange	(11)	19
Other	(3)	12

Total	$35	$180

Credit Risk
     The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties or groups of counterparties. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and, in certain circumstances, requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset of the fair value of derivatives executed with the same counterparty.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     At September 30, 2009, the Corporation had a total of $3,676 million of outstanding letters of credit, primarily issued to satisfy margin and collateral requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of September 30, 2009, the net liability related to derivatives with contingent collateral provisions was approximately $2,642 million before cash collateral posted of approximately $323 million. At September 30, 2009, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade as of September 30, 2009, the Corporation would be required to post additional collateral of approximately $265 million.
9.	Fair Value Measurements
     The Corporation determines fair value in accordance with the FASB fair value measurements accounting standard (ASC 820 – Fair Value Measurements), which established a hierarchy that categorizes the sources of inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability presented below is based on the lowest significant input level within this fair value hierarchy. The following table provides the fair value of the Corporation’s financial assets and (liabilities) based on this hierarchy (in millions):

				Collateral and	Balance at
				counterparty	September 30,
	Level 1	Level 2	Level 3	netting	2009
Supplemental pension plan investments	$66	$—	$5	$—	$71
Derivative contracts
Assets	181	988	390	(307)	1,252
Liabilities	(159)	(2,627)	(649)	411	(3,024)

The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs (in millions):

				Three Months	Nine Months
				Ended	Ended
				September 30,	September 30,
				2009	2009
Balance at beginning of period				$(215)	$149
Unrealized gains (losses)
Included in earnings				(61)	93
Included in other comprehensive income				31	(187)
Purchases, sales or other settlements during the period				(12)	(226)
Net transfers in to (out of) Level 3				3	(83)

Balance at end of period				$(254)	$(254)

     The carrying amount of the Corporation’s financial instruments generally approximate their fair values at September 30, 2009 except fixed rate long term debt, which had a carrying value of $4,379 million and a fair value of $4,999 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.	Weighted Average Common Shares
     The weighted average numbers of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Common shares – basic	324,066	322,365	323,796	320,159
Effect of dilutive securities
Restricted common stock	1,213	1,670	1,163	1,866
Stock options	759	2,985	846	3,228
Convertible preferred stock	—	366	—	467

Common shares – diluted	326,038	327,386	325,805	325,720

     The Corporation issued 3,091,080 stock options and 1,041,530 shares of restricted stock in the first nine months of 2009. The calculation of weighted average common shares excludes the effect of 3,533,000 and 3,893,000 out-of-the money options for the quarter and nine months ended September 30, 2009, respectively.
11.	Equity and Comprehensive Income
     The table below summarizes changes in equity (in millions):

	Hess	Non
	Stockholders’	controlling
	Equity	Interests	Total Equity
Balance January 1, 2009	$12,307	$84	$12,391

Net Income	382	55	437
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	701	—	701
Net change in fair value of cash flow hedges	(656)	—	(656)
Change in foreign currency translation adjustment and other, after tax	109	(4)	105
Change in post retirement plan liabilities, after tax	27	—	27

Comprehensive income	563	51	614

Activity related to restricted common stock awards, net	46	—	46
Employee stock options, including income tax benefits	56	—	56
Cash dividends declared	(98)	—	(98)
Payments to noncontrolling interests and other	—	(2)	(2)

Balance September 30, 2009	$12,874	$133	$13,007

Balance January 1, 2008	$9,774	$226	$10,000

Net Income	2,434	3	2,437
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	270	—	270
Net change in fair value of cash flow hedges	(328)	—	(328)
Change in foreign currency translation adjustment and other, after tax	(28)	(3)	(31)
Change in post retirement plan liabilities, after tax	8	—	8

Comprehensive income	2,356	—	2,356

Activity related to restricted common stock awards, net	49	—	49
Employee stock options, including income tax benefits	149	—	149
Cash dividends declared	(97)	—	(97)
Payments to noncontrolling interests and other	—	(124)	(124)

Balance September 30, 2008	$12,231	$102	$12,333

     Comprehensive income was $629 million ($614 million attributable to Hess Corporation) for the three months ended September 30, 2009 and $1,121 million ($1,129 million attributable to Hess Corporation) for the three months ended September 30, 2008.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.	Segment Information
     The Corporation’s results by operating segment were as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Operating revenues
Exploration and Production	$1,858	$2,773	$4,885	$8,659
Marketing and Refining	5,435	8,681	16,128	25,302
Less: Transfers between affiliates	(23)	(58)	(77)	(207)

Total	$7,270	$11,396	$20,936	$33,754

Net income (loss) attributable to Hess Corporation
Exploration and Production	$397	$699	$548	$2,548
Marketing and Refining	38	161	110	125
Corporate, including interest	(94)	(85)	(276)	(239)

Total	$341	$775	$382	$2,434

     Operating revenues exclude excise and similar taxes of approximately $525 million and $550 million in the third quarter of 2009 and 2008, respectively, and $1,525 million and $1,650 million during the first nine months of 2009 and 2008, respectively.
     Identifiable assets by operating segment were as follows (in millions):

	September 30,	December 31,
	2009	2008
Exploration and Production	$21,275	$19,506
Marketing and Refining	5,869	6,680
Corporate	1,293	2,403

Total	$28,437	$28,589

13.	Contingencies
     The United States Deep Water Royalty Relief Act of 1995 (the Act) implemented a royalty relief program that relieves eligible leases issued between November 28, 1995 and November 28, 2000 from paying royalties on deepwater production in Federal Outer Continental Shelf lands. The Act does not impose any price thresholds in order to qualify for the royalty relief. The U.S. Minerals Management Service (MMS) created regulations that included pricing requirements to qualify for the royalty relief provided in the Act. During the period from 2003 to 2009, the Corporation accrued the royalties imposed by the MMS regulations. The legality of the thresholds imposed by the MMS was challenged in the federal courts and, in early October 2009, the U.S. Supreme Court decided not to review the appellate court’s decision against the MMS. As a result, the Corporation recognized a pre-tax gain of $143 million ($89 million after income taxes) in the third quarter of 2009 to reverse all previously recorded royalties. The pre-tax gain is reported in Other, net within the Statement of Consolidated Income.

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures refined petroleum products and purchases, trades and markets refined petroleum products, natural gas and electricity. The Corporation reported net income of $341 million in the third quarter of 2009, compared with $775 million in the third quarter of 2008.
     Exploration and Production: E&P reported income of $397 million for the third quarter of 2009, compared with income of $699 million in the third quarter of 2008. The decrease in earnings mainly reflects significantly lower average oil and gas selling prices. Reported E&P earnings for the third quarter of 2009 included after-tax income of $89 million related to the resolution of a U.S. royalty dispute.
     In the third quarter of 2009, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $56.07 per barrel compared with $93.36 per barrel in the third quarter of 2008. The Corporation’s average worldwide natural gas selling price was $4.60 per thousand cubic feet (mcf) in the third quarter of 2009 compared with $7.60 per mcf in the third quarter of 2008.
     Worldwide crude oil and natural gas production was 420,000 barrels of oil equivalent per day (boepd) in the third quarter of 2009 compared with 361,000 boepd in the same period of 2008. This increase was largely due to production from the Shenzi Field together with Phase 2 production from Block A-18 of the Joint Development Area of Malaysia and Thailand (JDA). The Shenzi Field commenced production at the end of the first quarter of 2009 and net production averaged 38,000 boepd for the third quarter. For the full year of 2009, worldwide crude oil and natural gas production is expected to average between approximately 400,000 and 410,000 boepd.
     Drilling continued in the Carnarvon Basin offshore Western Australia (WA-Block 390-P, Hess 100%) during the third quarter. The Corporation has now completed 9 wells and expects to drill the remaining 7 wells of the program by mid-2010.
     Marketing and Refining: M&R results generated income of $38 million for the third quarter of 2009, compared with income of $161 million in the third quarter of 2008, primarily reflecting lower margins. M&R results included a benefit of $12 million due to an income tax adjustment relating to refining operations.
Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Exploration and Production	$397	$699	$548	$2,548
Marketing and Refining	38	161	110	125
Corporate	(33)	(42)	(108)	(114)
Interest expense	(61)	(43)	(168)	(125)

Net income (loss) attributable to Hess Corporation	$341	$775	$382	$2,434

Net income (loss) per share (diluted)	$1.05	$2.37	$1.17	$7.47

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Items Affecting Comparability Between Periods
     The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods (amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Exploration and Production	$89	$—	$45	$—
Marketing and Refining	12	—	12	—
Corporate	—	—	(16)	—

Total	$101	$—	$41	$—

     The items in the table above are explained on pages 17 through 19.
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
Comparison of Results
Exploration and Production
     Following is a summarized income statement of the Corporation’s E&P operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales and other operating revenues*	$1,792	$2,661	$4,622	$8,343
Other, net	145	(71)	210	(2)

Total revenues and non-operating income	1,937	2,590	4,832	8,341

Cost and expenses
Production expenses, including related taxes	460	503	1,313	1,421
Exploration expenses, including dry holes and lease impairment	167	157	672	467
General, administrative and other expenses	65	84	182	220
Depreciation, depletion and amortization	602	479	1,605	1,375

Total costs and expenses	1,294	1,223	3,772	3,483

Results of operations before income taxes	643	1,367	1,060	4,858
Provision for income taxes	246	668	512	2,310

Results of operations attributable to Hess Corporation	$397	$699	$548	$2,548

*	Amounts differ from E&P operating revenues in Note 12, Segment Information, primarily due to the exclusion of sales of hydrocarbons purchased from unrelated third parties.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     After considering the items affecting comparability between periods in the table on page 17, the remaining changes in E&P earnings are primarily attributable to changes in selling prices, sales volumes, operating costs, depreciation, depletion and amortization, and exploration expenses as discussed below.
Selling prices: Lower average realized selling prices of crude oil and natural gas decreased E&P revenues by approximately $1,205 million and $4,250 million in the third quarter and first nine months of 2009, respectively, compared with the corresponding periods of 2008. The Corporation’s average selling prices were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average selling prices
Crude oil — per barrel (including hedging)
United States	$63.79	$116.14	$56.02	$109.39
Europe	47.34	83.23	42.80	90.69
Africa	54.97	91.72	44.98	89.66
Asia and other	67.49	105.58	56.63	106.09
Worldwide	56.07	93.36	47.09	93.62

Crude oil — per barrel (excluding hedging)
United States	$63.79	$116.14	$56.02	$109.39
Europe	47.34	83.23	42.80	90.69
Africa	67.27	108.49	56.59	106.91
Asia and other	67.49	105.58	56.63	106.09
Worldwide	61.42	102.80	52.35	102.03

Natural gas liquids — per barrel
United States	$36.05	$77.50	$32.38	$72.79
Europe	43.53	81.84	37.86	84.77
Asia and other	44.74	—	38.49	—
Worldwide	37.27	78.50	33.90	75.96

Natural gas — per mcf (including hedging)
United States	$2.65	$8.57	$3.19	$9.35
Europe	4.38	10.12	5.25	9.75
Asia and other	5.12	5.77	4.88	5.33
Worldwide	4.60	7.60	4.74	7.48

Natural gas — per mcf (excluding hedging)
United States	$2.65	$8.57	$3.19	$9.35
Europe	4.38	10.84	5.25	10.16
Asia and other	5.12	5.77	4.88	5.33
Worldwide	4.60	7.85	4.74	7.64
     In October 2008, the Corporation closed its Brent crude oil cash flow hedges, covering 24,000 barrels per day from 2009 through 2012, by entering into offsetting contracts with the same counterparty. The deferred after tax loss as of the date the hedge positions were closed will be recorded in earnings as the contracts mature. The estimated annual after-tax loss from the closed positions will be approximately $335 million from 2009 through 2012. Crude oil hedges reduced E&P earnings by $84 million and $249 million in the third quarter and first nine months of 2009 ($134 million and $398 million before income taxes). Crude oil and natural gas hedges reduced Exploration and Production earnings by $138 million and $377 million in the third quarter and first nine months of 2008, respectively ($224 million and $610 million before income taxes).

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Sales and production volumes: The Corporation’s crude oil and natural gas production was 420,000 boepd in the third quarter of 2009 compared with 361,000 boepd in the same period of 2008. Production in the first nine months of 2009 was 406,000 boepd compared with 382,000 boepd in the first nine months of 2008. The Corporation anticipates that its production for the full year of 2009 will average between approximately 400,000 and 410,000 boepd.
     The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Crude oil (barrels per day)
United States	73	31	54	34
Europe	83	80	82	82
Africa	124	121	125	123
Asia and other	17	12	16	14

Total	297	244	277	253

Natural gas liquids (barrels per day)
United States	12	9	10	10
Europe	2	4	3	4
Asia and other	—	—	1	—

Total	14	13	14	14

Natural gas (mcf per day)
United States	105	76	92	84
Europe	120	216	153	260
Asia and other	429	333	442	346

Total	654	625	687	690

Barrels of oil equivalent per day*	420	361	406	382

*	Natural gas production is converted assuming six Mcf equals one barrel.
     United States: Crude oil production in the United States was higher in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008, primarily due to the Shenzi Field which commenced production at the end of the first quarter of 2009. Crude oil and natural gas production in the Gulf of Mexico totaling approximately 10,000 boepd was shut-in during the third quarter of 2008 due to the impact of hurricanes.
     Europe: Crude oil production in Europe in the third quarter and first nine months of 2009 was comparable to the same periods in 2008, as higher production in Russia was offset by lower production in the U.K. North Sea. Natural gas production was lower in the third quarter and first nine months of 2009 compared to the same periods in 2008, primarily due to decline at the Atlantic and Cromarty fields, which are nearing the end of their productive lives.
     Asia and other: The increase in natural gas production in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 was principally due to Phase 2 gas sales from the JDA, which commenced production in November 2008.
     Sales volumes: Higher crude oil sales volumes increased revenue by approximately $335 million in the third quarter and $530 million in the first nine months of 2009, compared with the corresponding periods of 2008. During the third quarter of 2009, the Corporation’s sales volumes were under lifted compared to production while year-to-date sales volumes approximated total production volumes.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, decreased by $62 million and $165 million in the third quarter and first nine months of 2009 compared with the corresponding periods of 2008, excluding the impact of items affecting comparability discussed below. These decreases were principally due to lower price related production taxes.
     Depreciation, depletion and amortization expenses increased by $123 million and $179 million in the third quarter and first nine months of 2009 compared with the corresponding periods of 2008, excluding the impact of items affecting comparability discussed below. These increases were primarily due to the commencement of production in the Shenzi Field at the end of the first quarter 2009 and the ramp up of production at the JDA with Phase 2 gas. Rates per barrel also increased due to the mix of production from assets with varying per barrel rates, including the Shenzi Field.
     Excluding the impact of items affecting comparability discussed below, E&P total production unit costs (cash operating costs plus depreciation, depletion, and amortization) are anticipated to be in the range of $27 to $29 per barrel of oil equivalent (boe).
Exploration expenses: Exploration expenses were higher in the third quarter and the first nine months of 2009 compared with the same periods in 2008 principally reflecting higher dry hole expense and lease impairment partially offset by lower seismic costs.
Income taxes: The effective income tax rate for E&P operations in the first nine months of 2009 was 49% compared with 48% in the first nine months of 2008. The effective income tax rate for E&P operations for the full year of 2009 is expected to be in the range of 47% to 49%.
Foreign exchange: The after-tax foreign currency gains related to E&P activities were $4 million in the third quarter of 2009 compared with losses of $8 million in the third quarter of 2008. The after-tax foreign currency loss in the nine months ended September 30, 2009 was $1 million compared with a gain of $3 million for the nine months ended September 30, 2008.
     Reported E&P earnings include the following items affecting comparability of earnings between periods, after-tax (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Royalty dispute resolution	$89	$—	$89	$—
Reductions in carrying values of assets	—	—	(44)	—

Total	$89	$—	$45	$—

     In early October 2009, the U.S. Supreme Court decided it would not review the decision of the 5th Circuit Court of Appeals against the U.S. Minerals Management Service relating to royalty relief under the Deep Water Royalty Relief Act of 1995. As a result, the Corporation recognized an after-tax gain of $89 million in the third quarter of 2009 to reverse all previously recorded royalties covering the periods from 2003 to 2009. The pre-tax gain of $143 million is reported in Other, net within the Statement of Consolidated Income. Approximately $7 million of the after-tax gain related to 2009.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     In the second quarter of 2009, after-tax charges of $31 million ($51 million before income taxes) were recorded to reduce the carrying values of production equipment in the U.K. North Sea and materials inventory in Equatorial Guinea and the United States. In the first quarter of 2009, the Corporation recorded an after-tax charge of $13 million ($26 million before income taxes) to reduce the carrying values of two short-lived fields in the U.K. North Sea. The pre-tax amount of the reductions in carrying value of production equipment and the short-lived fields was reported in Depreciation, depletion and amortization and the majority of the reduction in carrying values of inventory of $25 million was reported in Production expenses in the Statement of Consolidated Income.
     The Corporation’s future E&P earnings may be impacted by external factors, such as political risk, volatility in the selling prices of crude oil and natural gas, reserve and production changes, industry cost inflation, exploration expenses, the effects of weather and changes in foreign exchange and income tax rates.
Marketing and Refining
     M&R activities generated income of $38 million and $110 million in the third quarter and first nine months of 2009 compared with $161 million and $125 million for the corresponding periods of 2008. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
Refining: Refining operations generated a loss of $15 million and $59 million in the third quarter and first nine months of 2009 compared with income of $46 million in both the third quarter and first nine months of 2008, excluding the impact of the item affecting comparability discussed below. The Corporation’s share of HOVENSA’s losses, after income taxes, was $30 million in the third quarter of 2009 and $101 million in the first nine months of 2009 compared with income of $32 million and $14 million in the corresponding periods of 2008, principally reflecting lower refining margins. Port Reading’s after tax earnings were $16 million and $43 million in the third quarter and first nine months of 2009, compared with $14 million and $30 million in the corresponding periods of 2008.
The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three Months Ended		Nine Months Ended
	capacity	September 30,		September 30,
	(thousands of
	barrels per day)	2009	2008	2009	2008
HOVENSA
Crude	500	76.9%	91.3%	82.4%	91.5%
Fluid catalytic cracker	150	82.9%	72.8%	75.2%	73.4%
Coker	58	78.9%	105.4%	83.6%	98.8%
Port Reading	70	92.2%	92.4%	91.1%	90.3%
     In the third quarter of 2009, M&R results included a benefit of $12 million due to an income tax adjustment. This amount is included in the table of items affecting comparability between periods on page 14.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Marketing: Marketing operations, which consist principally of energy marketing and retail gasoline operations, generated earnings of $35 million in the third quarter of 2009 compared with $110 million in the third quarter of 2008. The decrease was primarily due to lower margins and lower refined product volumes. Marketing operations had earnings of $123 million in the first nine months of 2009 compared with earnings of $102 million in the first nine months of 2008.
     The following table summarizes marketing sales volumes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Refined products (thousands of barrels per day)	443	460	466	470
Natural gas (thousands of mcf per day)	1,800	1,600	2,100	1,900
Electricity (megawatts round the clock)	5,200	3,400	4,400	3,200
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results from the trading partnership, amounted to income of $6 million in the third quarter and $34 million in the first nine months of 2009 compared with income of $5 million in the third quarter and a loss of $23 million in the first nine months of 2008.
     Marketing expenses decreased in the third quarter and first nine months of 2009 compared with the corresponding periods of 2008, principally reflecting lower retail credit card fees.
     The Corporation’s future M&R earnings may be impacted by external factors, such as volatility in margins, competitive industry conditions, government regulatory changes, credit risk and supply and demand factors, including the effects of weather.
Corporate
     The following table summarizes corporate expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Corporate expenses	$(52)	$(61)	$(169)	$(167)
Income tax benefits	19	19	61	53

	(33)	(42)	(108)	(114)

Items affecting comparability between periods, after-tax	—	—	(16)	—

Net corporate expenses	$(33)	$(42)	$(92)	$(114)

     After-tax corporate expenses were lower in the third quarter and first nine months of 2009 compared with the same periods of 2008, mainly due to higher income from pension related investments and lower costs as a result of cost saving initiatives, partly offset by higher bank facility fees. In the first nine months of 2009, a charge of $25 million before income taxes ($16 million after-tax) relating to retirement benefits and employee severance costs, was recorded in General and administrative expenses. In the fourth quarter of 2009, the Corporation will record a pre-tax charge of approximately $15 million ($10 million after-tax) for pension plan settlements relating to the retirements referred to above.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     After-tax corporate expenses in 2009 are estimated to be in the range of $145 to $150 million, excluding items affecting comparability between periods.
Interest
     Interest expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total interest incurred	$(98)	$(70)	$(273)	$(204)
Less: capitalized interest	1	2	4	4

Interest expense before income taxes	(97)	(68)	(269)	(200)
Income tax benefits	36	25	101	75

After-tax interest expense	$(61)	$(43)	$(168)	$(125)

     The increase in interest incurred in 2009 reflects higher average debt principally resulting from the Corporation’s $1.25 billion debt offering in February 2009 (see Note 5, Long-Term Debt), higher average interest rates and higher fees relating to letters of credit.
Sales and Other Operating Revenues
     Sales and other operating revenues decreased by 36% in the third quarter and 38% in the first nine months of 2009 compared with the corresponding periods of 2008, primarily due to lower crude oil, natural gas and refined product selling prices. The decrease in cost of products sold principally reflects lower costs of refined products and purchased natural gas.
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	September 30,	December 31,
	2009	2008
Cash and cash equivalents	$957	$908
Current portion of long-term debt	136	143
Total debt	4,379	3,955
Total equity	13,007	12,391
Debt to capitalization ratio*	25.2%	24.2%

*	Total debt as a percentage of the sum of total debt plus total equity.
Cash Flows
     The following table sets forth a summary of the Corporation’s cash flows (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$1,775	$4,195
Investing activities	(1,967)	(3,232)
Financing activities	241	(190)

Net increase in cash and cash equivalents	$49	$773

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $1,775 million in the first nine months of 2009 compared with $4,195 million in 2008, reflecting decreased earnings.
Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Exploration and Production	$1,910	$3,185
Marketing, Refining and Corporate	83	97

Total	$1,993	$3,282

Financing Activities: In the first nine months of 2009, net borrowings were $359 million. In February 2009, the Corporation issued $250 million of 5 year senior unsecured notes with a coupon of 7% and $1 billion of 10 year senior unsecured notes with a coupon of 8.125%. The majority of the proceeds were used to repay outstanding borrowings. Dividends paid were $131 million in the first nine months of 2009 ($130 million in the first nine months of 2008).
Future Capital Requirements and Resources
     The Corporation anticipates investing a total of approximately $3.2 billion in capital and exploratory expenditures during 2009, of which $3.1 billion relates to E&P operations. The Corporation expects to fund its 2009 operations, including capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand, cash flow from operations and its available credit facilities. Crude oil prices, natural gas prices, and refining margins are volatile and difficult to predict. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. Refining margins are currently weak, which may lead HOVENSA to seek additional financial support. The Corporation intends to provide its share of the financial support. The Corporation will take steps as necessary to protect its financial flexibility and may pursue other sources of liquidity, including the issuance of debt securities, the issuance of equity securities, and/or asset sales.
     The table below summarizes the capacity, usage, and available capacity of the Corporation’s borrowing and letter of credit facilities at September 30, 2009 (in millions):

	Expiration				Letters of		Available
	Date	Capacity		Borrowings	Credit Issued	Total Used	Capacity
Revolving credit facility	May 2012(a)	$3,000		$—	$3	$3	$2,997
Asset backed credit facility	July 2010	630	(b)	—	500	500	130
Committed lines	Various(c)	1,965		—	1,390	1,390	575
Uncommitted lines	Various(c)	1,783		—	1,783	1,783	—

Total		$7,378		$—	$3,676	$3,676	$3,702

(a)	$75 million expires in May 2011.

(b)	Total capacity of $1.0 billion subject to the amount of eligible receivables posted.

(c)	Committed and uncommitted lines have expiration dates primarily through 2010.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
     The Corporation maintains a $3.0 billion syndicated revolving credit facility, of which $2,925 million is committed through May 2012. This facility can be used for borrowings and letters of credit. At September 30, 2009, available capacity under the facility was $2,997 million. The Corporation has a 364 day asset-backed credit facility securitized by certain accounts receivable from its M&R operations. At September 30, 2009, under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit of up to $1.0 billion, subject to the availability of sufficient levels of eligible receivables. At September 30, 2009, outstanding letters of credit under this facility were collateralized by a total of $1,029 million of accounts receivable, which are held by a wholly owned subsidiary. These receivables are only available to pay the general obligations of the Corporation after satisfaction of the outstanding obligations under the asset backed facility.
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     At September 30, 2009, a loan agreement covenant based on the Corporation’s debt to capitalization ratio permitted the Corporation to borrow up to an additional $17.3 billion for the construction or acquisition of assets. Under a separate loan agreement covenant, the Corporation has the ability to borrow up to $3.5 billion of additional secured debt at September 30, 2009. The Corporation’s $3,676 million of letters of credit outstanding at September 30, 2009 were primarily issued to satisfy margin and collateral requirements. See also Note 8, Derivative Instruments, Hedging, and Trading Activities.
Off-Balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $412 million at September 30, 2009. The Corporation’s September 30, 2009 debt to capitalization ratio would increase from 25.2% to 26.9% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At September 30, 2009, the guarantee amounted to $202 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
Change in Accounting Policies
     The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. The ASC combined multiple sources of authoritative accounting literature into a single source of authoritative GAAP organized by accounting topic. Since the ASC was not intended to change existing GAAP, the only impact on the Corporation’s financial statements was that specific references to accounting principles have been changed to refer to the ASC.

PART I — FINANCIAL INFORMATION (CONT’D.)
Change in Accounting Policies (continued)
     Effective January 1, 2009, the Corporation adopted the FASB accounting standard for the accounting for and reporting of noncontrolling interests in a consolidated subsidiary (ASC 810 – Consolidation). As required, the Corporation retrospectively applied the presentation and disclosure requirements of this standard. At September 30, 2009 and December 31, 2008 noncontrolling interests of $133 million and $84 million, respectively, have been classified as a component of equity. Previously the noncontrolling interests had been classified in Other liabilities. Net income (loss) attributable to the noncontrolling interests is also now separately reported in the Statement of Consolidated Income. Certain other amounts in the consolidated financial statements and footnotes have been reclassified to conform with the presentation requirements of this standard.
     Effective January 1, 2009, the Corporation adopted the FASB accounting standard that expanded the qualitative, quantitative and credit risk disclosure requirements related to an entity’s use of derivative instruments (ASC 815 – Derivatives and Hedging). See Note 8, Derivative Instruments, Hedging, and Trading Activities, for these disclosures.
     Effective January 1, 2009, the Corporation also adopted the FASB staff position that requires the application of the fair value measurement and disclosure provisions to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis (ASC 820 – Fair Value Measurements). Such fair value measurements are determined based on the same fair value hierarchy of inputs required to measure the fair value of financial assets and liabilities. The impact of this accounting standard was not material to the Corporation’s consolidated financial statements.
     Effective June 30, 2009, the Corporation adopted the FASB accounting standard which provides guidance on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (ASC 855 – Subsequent Events). The adoption of this standard did not impact the Corporation’s existing practice of evaluating subsequent events through the date the financial statements are filed with the SEC. The Corporation evaluated subsequent events through November 6, 2009.
Recently Issued Accounting Standards
     In June 2009, the FASB amended existing accounting standards to eliminate the concept of a qualifying special-purpose entity (ASC 810 – Consolidation) and limit the circumstances in which transferred financial assets should be derecognized (ASC 860 – Transfers and Servicing). The amended standards also require additional analysis of variable interest entities, which are generally defined as entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk to finance its activities without additional subordinated financial support. These standards also change the criteria for determining the primary beneficiary of a variable interest entity, which is the entity responsible for consolidation. As required, the Corporation will adopt the provisions of these standards effective January 1, 2010. The adoption of these standards is not expected to have a material impact on the Corporation’s financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
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
Non-Trading: The Corporation’s non-trading activities may include hedging of crude oil and natural gas production. Futures and swaps are used to fix the selling prices of a portion of the Corporation’s future production and the related gains or losses are an integral part of the Corporation’s selling prices. In October 2008, the Corporation closed its Brent crude oil hedges, covering 24,000 barrels per day from 2009 through 2012, by entering into offsetting positions with the same counterparty. The estimated annual after-tax loss that will be reflected in earnings related to the closed crude oil positions will be $335 million from 2009 to 2012. There were no open hedges of crude oil or natural gas production at September 30, 2009.
     The Corporation also markets energy commodities including refined petroleum products, natural gas, and electricity. The Corporation uses futures, swaps, and options to manage the risk in its marketing activities. The Corporation estimates that the value-at-risk for commodity related derivatives that are settled in cash and used in non-trading activities was $13 million at September 30, 2009 and December 31, 2008. The results may vary from time to time as hedge levels change.
     The Corporation uses foreign exchange contracts to reduce its exposure to fluctuating foreign exchange rates by entering into forward contracts for various currencies, including the British pound, the Euro, and the Thai baht.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosures (continued)
     Total net realized gains for the first nine months of 2009 amounted to $335 million ($97 million of realized gains for the first nine months of 2008). The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2009	2008
Fair value of contracts outstanding at January 1	$864	$154
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at September 30	48	141
Reversal of fair value for contracts closed during the period	(386)	49
Fair value of contracts entered into during the period and still outstanding	(241)	(60)

Fair value of contracts outstanding at September 30	$285	$284

     The Corporation determines fair value in accordance with the Fair Value Measurements Accounting Standard (ASC 820 – Fair Value Measurements). The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at September 30, 2009 (in millions):

	Instruments Maturing
					2012
					and
Source of Fair Value	Total	2009	2010	2011	beyond
Level 1	$(27)	$267	$(333)	$57	$(18)
Level 2	340	47	233	4	56
Level 3	(28)	(2)	15	12	(53)

Total	$285	$312	$(85)	$73	$(15)

     The Corporation estimates that at September 30, 2009, the value-at-risk for trading activities, including commodities, was $15 million compared with $17 million at December 31, 2008. The value-at-risk for trading activities may vary from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at September 30, 2009 (in millions):

Investment grade determined by outside sources	$145
Investment grade determined internally*	46
Less than investment grade	62

Fair value of net receivables outstanding at end of period	$253

*	Based on information provided by counterparties and other available sources.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The information required by this item is presented under Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition – Market Risk Disclosure.
Item 4. Controls and Procedures
     Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of September 30, 2009, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2009.
     There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits
31(1) Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2) Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1) Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2) Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101(INS) XBRL Instance Document.

101(SCH) XBRL Schema Document

101(CAL) XBRL Calculation Linkbase Document

101(LAB) XBRL Label Linkbase Document

101(PRE) XBRL Presentation Linkbase Document

101(DEF) XBRL Definition Linkbase Document
b.	Reports on Form 8-K

During the quarter ended September 30, 2009, Registrant filed one report on Form 8-K:
(i)	Filing dated July 29, 2009 reporting under Items 2.02 and 9.01 a news release dated July 29, 2009 reporting results for the second quarter of 2009 and furnishing under Item 9.01 the prepared remarks of John B. Hess, Chairman of the Board and Chief Executive Officer of Hess Corporation, at a public conference call held on July 29, 2009.

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
Date: November 6, 2009