Form 10-K
period 2009-12-31
HESS CORP
filed 2010-02-26
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-1204

Hess Corporation
(Exact name of Registrant as specified in its charter)

DELAWARE	13-4921002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1185 AVENUE OF THE AMERICAS, NEW YORK, N.Y. (Address of principal executive offices)	10036 (Zip Code)

(Registrant’s telephone number, including area code, is (212) 997-8500)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (par value $1.00)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its Corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $17,579,000,000 computed using the outstanding common shares and closing market price on June 30, 2009.

At December 31, 2009, there were 327,229,488 shares of Common Stock outstanding.

Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 5, 2010.

HESS CORPORATION

Form 10-K

Item No.		Page

PART I
1. and 2.	Business and Properties	2
1A.	Risk Factors Related to Our Business and Operations	11
3.	Legal Proceedings	13
4.	Submission of Matters to a Vote of Security Holders	15
	Executive Officers of the Registrant	15

PART II
5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
6.	Selected Financial Data	17
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
7A.	Quantitative and Qualitative Disclosures About Market Risk	36
8.	Financial Statements and Supplementary Data	39
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86
9A.	Controls and Procedures	86
9B.	Other Information	86

PART III
10.	Directors, Executive Officers and Corporate Governance	86
11.	Executive Compensation	86
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
13.	Certain Relationships and Related Transactions, and Director Independence	87
14.	Principal Accounting Fees and Services	87

PART IV
15.	Exhibits, Financial Statement Schedules	87
	Signatures	90
EX-10.14
EX-10.17
EX-10.20
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Items 1 and 2.  Business and Properties

Hess Corporation (the Registrant) is a Delaware corporation, incorporated in 1920. The Registrant and its subsidiaries (collectively referred to as the Corporation or Hess) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. These exploration and production activities take place principally in Algeria, Australia, Azerbaijan, Brazil, Colombia, Denmark, Egypt, Equatorial Guinea, Gabon, Ghana, Indonesia, Libya, Malaysia, Norway, Peru, Russia, Thailand, the United Kingdom and the United States. The M&R segment manufactures refined petroleum products and purchases, markets and trades, refined petroleum products, natural gas and electricity. The Corporation owns 50% of a refinery joint venture in the United States Virgin Islands. An additional refining facility, terminals and retail gasoline stations, most of which include convenience stores, are located on the East Coast of the United States.

Exploration and Production

The Corporation’s total proved developed and undeveloped reserves at December 31 were as follows:

	Crude Oil				Total Barrels of
	and				Oil
	Natural Gas				Equivalent
	Liquids		Natural Gas		(BOE)*
	2009	2008	2009	2008	2009	2008
	(Millions of barrels)		(Millions of mcf)		(Millions of barrels)

Developed
United States	154	119	205	202	188	153
Europe	171	192	417	502	241	276
Africa	241	237	59	60	251	247
Asia and other	27	23	864	667	170	134

	593	571	1,545	1,431	850	810

Undeveloped
United States	95	108	101	74	112	120
Europe	159	140	225	137	197	162
Africa	73	87	12	9	75	89
Asia and other	47	64	938	1,122	203	251

	374	399	1,276	1,342	587	622

Total
United States	249	227	306	276	300	273
Europe	330	332	642	639	438	438
Africa	314	324	71	69	326	336
Asia and other	74	87	1,802	1,789	373	385

	967	970	2,821	2,773	1,437	1,432

*	Reflects natural gas reserves converted on the basis of relative energy content (six mcf equals one barrel).

On a barrel of oil equivalent (boe) basis, 41% of the Corporation’s worldwide proved reserves are undeveloped at December 31, 2009 (43% at December 31, 2008). Proved reserves held under production sharing contracts at December 31, 2009 totaled 24% of crude oil and natural gas liquids and 57% of natural gas reserves (28% and 58% respectively, at December 31, 2008).

The Securities and Exchange Commission (SEC) revised its oil and gas reserve estimation and disclosure standards effective December 31, 2009. See the Supplementary Oil and Gas Data on pages 77 through 84 in the accompanying financial statements for additional information on the Corporation’s oil and gas reserves.

Worldwide crude oil, natural gas liquids and natural gas production was as follows:

	2009	2008	2007

Crude oil (thousands of barrels per day)
United States
Onshore	21	17	15
Offshore	39	15	16

	60	32	31

Europe
United Kingdom	21	29	38
Norway	13	16	19
Denmark	12	11	12
Russia	37	27	24

	83	83	93

Africa
Equatorial Guinea	70	72	56
Algeria	14	15	22
Gabon	14	14	14
Libya	22	23	23

	120	124	115

Asia and other
Azerbaijan	8	7	16
Other	8	6	5

	16	13	21

Total	279	252	260

Natural gas liquids (thousands of barrels per day)
United States
Onshore	7	7	7
Offshore	4	3	3

	11	10	10

Europe
United Kingdom	2	3	4
Norway	1	1	1

	3	4	5

Total	14	14	15

Natural gas (thousands of mcf per day)
United States
Onshore	38	41	42
Offshore	55	37	46

	93	78	88

Europe
United Kingdom	118	223	231
Norway	21	22	18
Denmark	12	10	10

	151	255	259

	2009	2008	2007

Asia and other
Joint Development Area of Malaysia/Thailand (JDA)	294	185	115
Thailand	85	87	90
Indonesia	65	82	59
Other	2	2	2

	446	356	266

Total	690	689	613

Barrels of oil equivalent*	408	381	377

*	Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).

A description of our significant E&P operations follows:

United States

At December 31, 2009, 21% of the Corporation’s total proved reserves were located in the United States. During 2009, 24% of the Corporation’s crude oil and natural gas liquids production and 13% of its natural gas production were from United States operations. The Corporation’s production in the United States was principally from properties offshore in the Gulf of Mexico, which include the Shenzi (Hess 28%), Llano (Hess 50%), Conger (Hess 38%), Baldpate (Hess 50%), Hack Wilson (Hess 25%) and Penn State (Hess 50%) fields, as well as onshore properties in the Williston Basin of North Dakota and in the Permian Basin of Texas.

In the deepwater Gulf of Mexico, production commenced at the Shenzi Field in March 2009. Net production from Shenzi averaged approximately 25,000 barrels of oil equivalent per day (boepd) in 2009. The operator plans on drilling additional production wells at Shenzi in 2010.

In North Dakota, the Corporation holds a net acreage position in the Bakken shale play of approximately 510,000 acres. In 2009, the Corporation sanctioned a development program for the Bakken. The Corporation plans to expand production facilities and increase the rig count to 10 from 3 over the next 18 months, and invest about $1 billion per year over the next five years. As a result, the Corporation projects an increase in net production from approximately 10,000 boepd in 2009 to approximately 80,000 boepd in 2015.

The Corporation is developing a residual oil zone at the Seminole-San Andres Unit (Hess 34%) in Texas where carbon dioxide gas supplied from its interests in the West Bravo Dome and Bravo Dome fields in New Mexico is being injected to enhance recovery of crude oil.

At the Pony prospect on Green Canyon Block 468 (Hess 100%) in the deepwater Gulf of Mexico, engineering and design work for field development progressed during 2009. The Corporation plans to drill an appraisal well on Green Canyon Block 469 in 2010.

In 2009 the Corporation acquired rights to explore a total of more than 80,000 net acres in the Marcellus gas shale formation in Pennsylvania. The Corporation is operator and holds a 100% interest on approximately 50,000 acres and holds a 50% non-operated interest in the remaining acreage. Exploration drilling activity is expected to commence in 2010.

At December 31, 2009, the Corporation had interests in 331 total blocks in the Gulf of Mexico, of which 292 were exploration blocks comprising 1.1 million net undeveloped acres and the remainder were held for production and development operations.

Europe

At December 31, 2009, 30% of the Corporation’s total proved reserves were located in Europe (United Kingdom 8%, Norway 13%, Denmark 3% and Russia 6%). During 2009, 29% of the Corporation’s crude oil and natural gas liquids production and 22% of its natural gas production were from European operations.

United Kingdom:  Production of crude oil and natural gas liquids from the United Kingdom North Sea was principally from the Corporation’s non-operated interests in the Nevis (Hess 39%), Schiehallion (Hess 16%), Clair (Hess 9%), Bittern (Hess 28%) and Beryl (Hess 22%) fields. Natural gas production from the United Kingdom was primarily from the Easington Catchment Area (Hess 32%), Bacton area (Hess 22%), Beryl (Hess 22%), Everest (Hess 19%), Lomond (Hess 17%), Nevis (Hess 39%), Atlantic (Hess 25%) and Cromarty (Hess 90%) fields. The operator plans to drill additional production wells at Beryl in 2010.

Norway:  Substantially all of the 2009 and 2008 Norwegian production was from the Corporation’s interest in the Valhall Field (Hess 28%). A field redevelopment for Valhall commenced in 2007 and is expected to be completed in 2011. In 2010, the operator plans on drilling additional production and injection wells at Valhall. Additionally in 2010, the operator will continue to work on the Valhall Flank Gas Lift project, which was sanctioned in 2009 and is expected to be completed in 2011. The Corporation also holds an interest in the Snohvit (Hess 3%), Snorre (Hess 1%) and Hod (Hess 25%) fields. All four of the Corporation’s Norwegian field interests are located offshore.

In December 2009, the Corporation agreed to a strategic exchange of all of its interests in Gabon and the Clair Field in the United Kingdom for an additional 28% interest in Valhall and 25% interest in Hod. The transaction, which has an effective date of January 1, 2010, is subject to various regulatory and other approvals. In addition, the partners are in discussions regarding the applicability of pre-emption to this transaction.

Denmark:  Crude oil and natural gas production comes from the Corporation’s interest in the South Arne Field (Hess 58%). In 2010, the Corporation plans a two well production drilling program.

Russia:  The Corporation’s activities in the Russian Federation are conducted through its 80% interest in a subsidiary operating in the Volga-Urals region of Russia. As of December 31, 2009, this subsidiary had exploration and production rights in 13 license areas in the Samara Oblast. In December 2009 this subsidiary also secured rights in the Novomaliklinsky license area, which lies in the Ulyanovsk Oblast. Production currently comes from ten license areas, but exploration and development investment is planned in all 14 license areas.

Africa

At December 31, 2009, 23% of the Corporation’s total proved reserves were located in Africa (Equatorial Guinea 8%, Algeria 2%, Libya 11% and Gabon 2%). During 2009, 41% of the Corporation’s crude oil and natural gas liquids production was from African operations.

Equatorial Guinea:  The Corporation is the operator and owns an interest in Block G (Hess 85%) which contains the Ceiba Field and Okume Complex. The Corporation plans to drill additional production wells at Okume in 2010.

Algeria:  The Corporation has a 49% interest in a venture with the Algerian national oil company, that redeveloped three oil fields.

Libya:  The Corporation, in conjunction with its Oasis Group partners, has oil and gas production operations in the Waha concessions in Libya (Hess 8%). The Corporation also owns a 100% interest in offshore exploration Area 54 in the Mediterranean Sea, where a successful exploration well was drilled in 2008. In 2009, the Corporation successfully flow tested the first exploration well and subsequently drilled and successfully flow tested a down-dip appraisal well. In 2010, the Corporation plans to reprocess 3D seismic, integrating acquired well information, and will continue technical and commercial evaluation of the block.

Gabon:  The Corporation’s activities in Gabon are conducted through its wholly-owned Gabonese subsidiary, where the Corporation has interests in the Rabi Kounga, Toucan and Atora fields. In the fourth quarter of 2009, the Corporation agreed to a strategic exchange of all of its interests in Gabon for additional interests in the Valhall and Hod fields offshore Norway.

Egypt:  The Corporation has an interest in the West Mediterranean Block 1 concession (West Med Block) (Hess 55%), which contains natural gas discoveries and additional exploration opportunities. The Corporation is currently evaluating technical and commercial options for this block and further exploratory drilling is planned. The Corporation also owns a 100% interest in Block 1 offshore Egypt in the Red Sea. During 2009 the Corporation acquired and completed the reprocessing of seismic data for this block.

Ghana:  The Corporation holds a 100% interest in the Deepwater Tano Cape Three Points License. The Corporation is evaluating 3D seismic in anticipation of drilling the second exploration well on this prospect in late 2010 or early 2011.

Asia and Other

At December 31, 2009, 26% of the Corporation’s total proved reserves were located in the Asia and other region (JDA 11%, Indonesia 9%, Thailand 3%, Azerbaijan 2% and Malaysia 1%). During 2009, 6% of the Corporation’s crude oil and natural gas liquids production and 65% of its natural gas production were from Asia and other operations.

Joint Development Area of Malaysia/Thailand (JDA):  The Corporation owns an interest in Block A-18 of the JDA (Hess 50%) in the Gulf of Thailand. Phase 2 gas sales commenced in November of 2008. In 2009, the Corporation acquired a 50% interest in Blocks PM301 and PM302 in Malaysia, which are adjacent to Block A-18 of the JDA.

Indonesia:  The Corporation’s natural gas production in Indonesia primarily comes from its interests offshore in the Ujung Pangkah project (Hess 75%), which commenced production in 2007, and the Natuna A Field (Hess 23%). Additional production from a Phase 2 oil project at Ujung Pangkah commenced in 2009. The Corporation also owned an interest in the onshore Jambi Merang natural gas development project (Hess 25%), which was sold in January 2010. In May 2009, the Corporation obtained a 100% working interest in the offshore South Sesulu Block, where the Corporation is planning to acquire and process seismic in 2010. The Corporation also holds a 100% working interest in the offshore Semai V Block, where the Corporation is evaluating seismic and plans to drill an exploration well in late 2010 or early 2011.

Thailand:  The Corporation’s natural gas production in Thailand primarily comes from the offshore Pailin Field (Hess 15%) and the onshore Sinphuhorm Block (Hess 35%).

Azerbaijan:  The Corporation has an interest in the Azeri-Chriag-Gunashli (ACG) fields (Hess 3%) in the Caspian Sea. In 2010, production drilling will continue and the operator will seek sanction to install an additional production and drilling platform, which will include processing facilities and related infrastructure.

Australia:  The Corporation holds a 100% interest in an exploration license covering 780,000 acres in the Carnarvon basin offshore Western Australia (WA-390-P Block). Through December 31, 2009, the Corporation has drilled 11 of the 16 commitment wells on the block, nine of which were natural gas discoveries. The Corporation plans to drill the remaining five commitment wells on the block in 2010. The Corporation also holds a 50% interest in WA-404-P Block located offshore Western Australia, which covers a total area of 680,000 acres. The operator completed a successful exploration well on this block in 2009 and plans to drill the remaining eight commitment wells on this block in 2010. In January 2010, the operator announced that the first well of the 2010 program discovered natural gas.

Brazil:  The Corporation has interests in two blocks located offshore Brazil, BM-S-22 (Hess 40%) and BM-ES-30 (Hess 30%). In 2009, two exploration wells were completed on BM-S-22. A notice of discovery was filed for the first well and the second well was expensed. In 2010, the operator of BM-S-22 plans to commence drilling of a third exploration well in the second half of the year. In 2009, the Corporation also drilled an exploration well on BM-ES-30, which was expensed.

Peru:  The Corporation has an interest in Block 64 in Peru (Hess 50%). At the end of 2009, the Corporation was drilling a sidetrack to an exploration well on this block. Further evaluation work is planned for 2010.

Colombia:  The Corporation has interests in offshore Blocks RC 6 and RC 7 (Hess 30%). During 2009 the Corporation acquired 3D seismic for those blocks. Additional 3D seismic will be acquired and processed in 2010.

Oil and Gas Reserves

The Corporation’s net proved oil and gas reserves at the end of 2009, 2008 and 2007 are presented under the Supplementary Oil and Gas Data on pages 77 through 84 in the accompanying financial statements.

During 2009, the Corporation provided oil and gas reserve estimates for 2008 to the United States Department of Energy. Such estimates are consistent with the information furnished to the SEC on Form 10-K for the year ended

December 31, 2008, although not necessarily directly comparable due to the requirements of the individual requests. There were no differences in excess of 5%.

Sales commitments:  The Corporation has no contracts or agreements to sell fixed quantities of its crude oil production. In the United States, natural gas is marketed by the M&R segment on a spot basis and under contracts for varying periods of time to local distribution companies, and commercial, industrial and other purchasers. The Corporation’s United States natural gas production is expected to approximate 30% of its 2010 sales commitments under long-term contracts. The Corporation attempts to minimize supply risks associated with its United States natural gas supply commitments by entering into purchase contracts with third parties having reliable sources of supply and by leasing storage facilities.

Outside of the United States and the United Kingdom, the Corporation generally sells its natural gas production under long-term sales contracts at prices that are periodically adjusted due to changes in commodity prices or other indices.

Average selling prices and average production costs

	2009	2008	2007

Average selling prices*
Crude oil (per barrel)
United States	$60.67	$96.82	$69.23
Europe	47.02	78.75	60.99
Africa	48.91	78.72	62.04
Asia and other	63.01	97.07	72.17
Worldwide	51.62	82.04	63.44
Natural gas liquids (per barrel)
United States	$36.57	$64.98	$51.89
Europe	43.23	74.63	57.20
Worldwide	38.47	67.61	53.72
Natural gas (per mcf)
United States	$3.36	$8.61	$6.67
Europe	5.15	9.44	6.13
Asia and other	5.06	5.24	4.71
Worldwide	4.85	7.17	5.60
Average production (lifting) costs per barrel of oil equivalent produced**
United States	$13.72	$18.46	$13.56
Europe	15.77	17.12	14.06
Africa	10.93	10.22	9.09
Asia and other	7.65	8.48	8.41
Worldwide	12.12	13.43	11.50

*	Includes inter-company transfers valued at approximate market prices and the effect of the Corporation’s hedging activities.

**	Production (lifting) costs consist of amounts incurred to operate and maintain the Corporation’s producing oil and gas wells, related equipment and facilities, transportation costs and production and severance taxes. The average production costs per barrel of oil equivalent reflect the crude oil equivalent of natural gas production converted on the basis of relative energy content (six mcf equals one barrel).

The table above does not include costs of finding and developing proved oil and gas reserves, or the costs of related general and administrative expenses, interest expense and income taxes.

Gross and net undeveloped acreage at December 31, 2009

	Undeveloped
	Acreage*
	Gross	Net
	(In thousands)

United States	2,993	1,969
Europe	2,274	760
Africa	9,937	6,440
Asia and other	9,546	5,099

Total**	24,750	14,268

*	Includes acreage held under production sharing contracts.

**	Licenses covering approximately 30% of the Corporation’s net undeveloped acreage held at December 31, 2009 are scheduled to expire during the next three years pending the results of exploration activities. These scheduled expirations are largely in Africa and the United States.

Gross and net developed acreage and productive wells at December 31, 2009

	Developed
	Acreage
	Applicable to		Productive Wells*
	Productive Wells		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
	(In thousands)

United States	542	466	901	487	60	45
Europe	1,379	771	287	122	150	31
Africa	9,938	970	1,021	164	—	—
Asia and other	2,190	625	69	7	349	78

Total	14,049	2,832	2,278	780	559	154

*	Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 20 gross wells and 15 net wells.

Number of net exploratory and development wells drilled

	Net Exploratory			Net Development
	Wells			Wells
	2009	2008	2007	2009	2008	2007

Productive wells
United States	—	2	1	44	50	54
Europe	7	11	3	12	11	14
Africa	1	1	1	23	23	23
Asia and other	8	5	3	12	25	15

	16	19	8	91	109	106

Dry holes
United States	4	—	1	—	1	—
Europe	—	3	1	—	—	—
Africa	—	2	1	—	—	—
Asia and other	2	1	—	—	—	—

	6	6	3	—	1	—

Total	22	25	11	91	110	106

Number of wells in process of drilling at December 31, 2009:

	Gross	Net
	Wells	Wells

United States	11	4
Europe	2	1
Africa	9	1
Asia and other	8	2

Total	30	8

Number of net waterfloods and pressure maintenance projects in process of installation at December 31, 2009 — 1

Marketing and Refining

Refining

The Corporation owns a 50% interest in HOVENSA L.L.C. (HOVENSA), a refining joint venture in the United States Virgin Islands with a subsidiary of Petroleos de Venezuela S.A. (PDVSA). In addition, it owns and operates a refining facility in Port Reading, New Jersey.

HOVENSA:  Refining operations at HOVENSA consist of crude units, a fluid catalytic cracking unit (FCC) and a delayed coker unit.

The following table summarizes capacity and utilization rates for HOVENSA:

	Refinery	Refinery Utilization
	Capacity	2009	2008	2007
	(Thousands of
	barrels per day)

Crude	500	80.3%	88.2%	90.8%
Fluid catalytic cracker	150	70.2%	72.7%	87.1%
Coker	58	81.6%	92.4%	83.4%

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

Gross crude runs at HOVENSA averaged 402,000 barrels per day in 2009 compared with 441,000 barrels per day in 2008 and 454,000 barrels per day in 2007. The 2009 and 2008 utilization rates for HOVENSA reflect weaker refining margins and planned and unplanned maintenance. The 2008 utilization rates also reflect a refinery wide shut down for Hurricane Omar. In January 2010, HOVENSA commenced a turnaround of its FCC unit which is expected to take approximately 40 days.

Port Reading Facility:  The Corporation owns and operates a fluid catalytic cracking facility in Port Reading, New Jersey, with a capacity of 70,000 barrels per day. This facility, which processes residual fuel oil and vacuum gas oil, operated at a rate of approximately 63,000 barrels per day in 2009 compared with 64,000 barrels per day in 2008 and 61,000 barrels per day in 2007. Substantially all of Port Reading’s production is gasoline and heating oil. The Corporation is planning a turnaround for the Port Reading refining facility in the second quarter of 2010, which is expected to take approximately 35 days.

Marketing

The Corporation markets refined petroleum products, natural gas and electricity on the East Coast of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, governmental agencies and public utilities.

The Corporation had 1,357 HESS® gasoline stations at December 31, 2009, including stations owned by its WilcoHess joint venture (Hess 44%). Approximately 92% of the gasoline stations are operated by the Corporation or WilcoHess. Of the operated stations, 94% have convenience stores on the sites. Most of the Corporation’s gasoline stations are in New York, New Jersey, Pennsylvania, Florida, Massachusetts, North Carolina and South Carolina.

The table below summarizes marketing sales volumes:

	2009*	2008*	2007*

Refined Product sales (thousands of barrels per day)
Gasoline	236	234	210
Distillates	134	143	147
Residuals	67	56	62
Other	36	39	32

Total refined product sales	473	472	451

Natural gas (thousands of mcf per day)	2,010	1,955	1,890
Electricity (megawatts round the clock)	4,306	3,152	2,821

*	Of total refined products sold in 2009 approximately 45% was obtained from HOVENSA and Port Reading and in 2008 and 2007 approximately 50% was obtained from HOVENSA and Port Reading. The Corporation purchased the balance from third parties under short-term supply contracts and spot purchases.

The Corporation owns 20 terminals with an aggregate storage capacity of 22 million barrels in its East Coast marketing areas. The Corporation also owns a terminal in St. Lucia with a storage capacity of 9 million barrels, which is operated for third party storage.

The Corporation has a 50% interest in Bayonne Energy Center, LLC, a joint venture that plans to build a natural gas fired electric generating station on property owned by Hess in Bayonne, New Jersey. The joint venture will sell electricity into the New York City market by a direct connection with the Con Edison Gowanus substation. Construction of the facility is scheduled to begin in mid-2010 and operations are to commence in late 2011.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and derivatives. The Corporation also takes energy commodity and derivative trading positions for its own account.

Majority-owned subsidiaries of the Corporation are pursuing investments in liquified natural gas regasification terminals and related supply, trading and marketing opportunities. Necessary regulatory approvals are being pursued for terminal projects on owned properties located in Fall River, Massachusetts, and Shannon, Ireland. In 2009 the Corporation leased property, with an option to purchase, in Logan Township, New Jersey for potential regasification facilities. In addition, a subsidiary of the Corporation is exploring the development of fuel cell technology.

For additional financial information by segment see Note 16, Segment Information in the notes to the financial statements.

Competition and Market Conditions

See Item 1A, Risk Factors Related to Our Business and Operations, for a discussion of competition and market conditions.

Other Items

Compliance with various existing environmental and pollution control regulations imposed by federal, state, local and foreign governments is not expected to have a material adverse effect on the Corporation’s financial condition or results of operations. The Corporation anticipates capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, of approximately $50 million in 2010. For further discussion of environmental matters see the Environment, Health and Safety section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The number of persons employed by the Corporation at year end was approximately 13,300 in 2009 and 13,500 in 2008.

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

Commodity Price Risk:  Our estimated proved reserves, revenue, operating cash flows, operating margins, future earnings and trading operations are highly dependent on the prices of crude oil, natural gas and refined petroleum products, which are influenced by numerous factors beyond our control. Historically these prices have been very volatile and most recently have been affected by changes in demand associated with the global economic downturn. The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries (OPEC), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production and other matters has a significant impact on the oil markets. The commodities trading markets may also influence the selling prices of crude oil, natural gas and refined petroleum products. To the extent that we engage in hedging activities to mitigate commodity price volatility, we may not realize the benefit of price increases above the hedged price. Changes in commodity prices can also have a material impact on collateral and margin requirements under our derivative contracts. In addition, we utilize significant bank credit facilities to support these collateral and margin requirements. An inability to renew or replace such credit facilities as they mature would negatively impact our liquidity.

Technical Risk:  We own or have access to a finite amount of oil and gas reserves which will be depleted over time. Replacement of oil and gas reserves is subject to successful exploration drilling, development activities, and enhanced recovery programs. Therefore, future oil and gas production is dependent on technical success in finding and developing additional hydrocarbon reserves. Exploration activity involves the interpretation of seismic and other geological and geophysical data, which does not always successfully predict the presence of commercial quantities of hydrocarbons. Drilling risks include unexpected adverse conditions, irregularities in pressure or formations, equipment failure, blowouts and weather interruptions. Future developments may be affected by unforeseen reservoir conditions which negatively affect recovery factors or flow rates. The costs of drilling and development activities have increased in recent years which could negatively affect expected economic returns. Reserve replacement can also be achieved through acquisition. Although due diligence is used in evaluating acquired oil and gas properties, similar risks may be encountered in the production of oil and gas on properties acquired from others.

Oil and Gas Reserves and Discounted Future Net Cash Flow Risks:  Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues from those reserves. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities and future net revenues of our proved reserves. In addition, reserve estimates may be subject to downward or upward revisions based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices, production sharing contracts, which may decrease reserves as crude oil and natural gas prices increase, and other factors.

Political Risk:  Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, expropriation or nationalization of property, mandatory government participation, cancellation or amendment of contract rights, and changes in import regulations, limitations on access to exploration and development opportunities, as well as other political developments may affect our operations. Some of the international areas in which we operate and the partners with whom we operate, are politically less stable than other areas and partners. The threat of terrorism around the world also poses additional risks to the operations of the oil and gas industry. We market motor fuels through lessee-dealers and wholesalers in certain states where legislation prohibits producers or refiners of crude oil from directly engaging in retail marketing of motor fuels. Similar legislation has been periodically proposed in various other states.

Environmental Risk:  Our oil and gas operations, like those of the industry, are subject to environmental risk such as oil spills, produced water spills, gas leaks and ruptures and discharges of substances or gases that could expose us to substantial liability for pollution or other environmental damage. Our operations are also subject to numerous United States federal, state, local and foreign environmental laws and regulations. Non-compliance with these laws and regulations may subject us to administrative, civil or criminal penalties, remedial clean-ups and natural resource damages or other liabilities. In addition, increasingly stringent environmental regulations, particularly relating to the production of motor and other fuels have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general.

Climate Change Risk:  We recognize that climate change is a global environmental concern. Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions. These agreements and measures may require significant equipment modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, as a result of which we may incur substantial capital expenditures and compliance, operating, maintenance and remediation costs. In addition, we manufacture petroleum fuels, which through normal customer use result in the emission of greenhouse gases. Regulatory initiatives to reduce the use of these fuels may reduce our sales of, and revenues from, these products. Finally, to the extent that climate change may result in more extreme weather related events, we could experience increased costs related to prevention, maintenance and remediation of affected operations in addition to costs and lost revenues related to delays and shutdowns.

Competitive Risk:  The petroleum industry is highly competitive and very capital intensive. We encounter competition from numerous companies in each of our activities, including acquiring rights to explore for crude oil and natural gas, and in purchasing and marketing of refined products, natural gas and electricity. Many competitors, including national oil companies, are larger and have substantially greater resources. We are also in competition with producers and marketers of other forms of energy. Increased competition for worldwide oil and gas assets has significantly increased the cost of acquisitions. In addition, competition for drilling services, technical expertise and equipment has, in the recent past, affected the availability of technical personnel and drilling rigs and has therefore increased capital and operating costs.

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

Item 3.	Legal Proceedings

The Corporation, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases is that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. In 2008, the majority of the cases against the Corporation were settled. In February 2010, the Corporation reached an agreement in principle to settle all but three of the remaining cases. The three unresolved cases consist of two cases that have been consolidated for pre-trial purposes in the Southern District of New York as part of a multi-district litigation proceeding and an action brought in state court by the State of New Hampshire. In 2007, a pre-tax charge of $40 million was recorded to cover all of the known MTBE cases against the Corporation.

Over the last several years, many refiners have entered into consent agreements to resolve the United States Environmental Protection Agency’s (EPA) assertions that refining facilities were modified or expanded without complying with New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations that impose emissions control requirements. These consent agreements, which arise out of an EPA enforcement initiative focusing on petroleum refiners and utilities, have typically imposed substantial civil fines and penalties and required (i) significant capital expenditures to install emissions control equipment over a three to eight year time period and (ii) changes to operations which resulted in increased operating costs. The capital expenditures, penalties and supplemental environmental projects for individual refineries covered by the settlements can vary significantly, depending on the size and configuration of the refinery, the circumstances of the alleged modifications and whether the refinery has previously installed more advanced pollution controls. The EPA initially contacted the Corporation and HOVENSA regarding the Petroleum Refinery Initiative in August 2003. Negotiations with the EPA and the relevant states and the Virgin Islands are continuing and substantial progress has been made toward resolving this matter for both the Corporation and HOVENSA. While the effect on the Corporation of the Petroleum Refining Initiative cannot be estimated until a final settlement is reached and entered by a court, additional significant future capital expenditures and operating expenses will likely be incurred by HOVENSA over a number of years. The amount of penalties, if any, is not expected to be material.

On September 13, 2007, HOVENSA received a Notice Of Violation (NOV) pursuant to section 113(a)(i) of the Clean Air Act (Act) from the EPA finding that HOVENSA failed to obtain proper permitting for the construction and operation of its delayed coking unit in accordance with applicable law and regulations. HOVENSA believes it properly obtained all necessary permits for this project. The NOV states that the EPA has authority to issue an administrative order assessing penalties for violation of the Act. HOVENSA has entered into discussions with the EPA to reach resolution of this matter. The Corporation does not believe that this matter will result in material liability to HOVENSA or the Corporation.

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

The Corporation received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the lower Passaic River and NJDEP is also seeking natural resource damages. The directive, insofar as it affects the Corporation, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey now owned by the Corporation. The Corporation and over 70 companies entered into an Administrative Order on Consent with the EPA to study the same contamination. NJDEP has also sued several other companies linked to a facility considered by the State to be the largest contributor to river contamination. In January 2009, these companies added third party defendants, including the Corporation, to that case. In June 2007, the EPA issued a draft study which evaluated six alternatives for early action, with costs ranging from $900 million to $2.3 billion. Based on adverse comments from the Corporation and others, the EPA is reevaluating its alternatives. In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River. Given the ongoing studies, remedial costs cannot be reliably estimated at this time. Based on currently known facts and circumstances, the Corporation does not believe that this matter will result in material liability because its terminal could not have contributed contamination along most of the river’s length and did not store or use contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in the cost of remediation and damages.

In July 2004, Hess Oil Virgin Islands Corp. (HOVIC), a wholly owned subsidiary of the Corporation, and HOVENSA, each received a letter from the Commissioner of the Virgin Islands Department of Planning and Natural Resources and Natural Resources Trustees, advising of the Trustee’s intention to bring suit against HOVIC and HOVENSA under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The letter alleges that HOVIC and HOVENSA are potentially responsible for damages to natural resources arising from releases of hazardous substances from the “HOVENSA Oil Refinery.” HOVENSA currently owns and operates a petroleum refinery on the south shore of St. Croix, United States Virgin Islands, which had been operated by HOVIC until October 1998. An action was filed on May 5, 2005 in the District Court of the Virgin Islands against HOVENSA, HOVIC and other companies that operated industrial facilities on the south shore of St. Croix asserting that the defendants are liable under CERCLA and territorial statutory and common law for damages to natural resources. HOVIC and HOVENSA do not believe that this matter will result in a material liability as they believe that they have strong defenses to this complaint, and they intend to vigorously defend this matter.

The Securities and Exchange Commission (SEC) notified the Corporation that on July 21, 2005 it commenced a private investigation into payments made to the government of Equatorial Guinea or to officials and persons affiliated with officials of the government of Equatorial Guinea. In 2009, the SEC advised that it had completed its investigation and did not intend to recommend enforcement action against the Corporation.

The Corporation periodically receives notices from EPA that it is a “potential responsible party” under the Superfund legislation with respect to various waste disposal sites. Under this legislation, all potentially responsible parties are jointly and severally liable. For certain sites, EPA’s claims or assertions of liability against the Corporation relating to these sites have not been fully developed. With respect to the remaining sites, EPA’s claims have been settled, or a proposed settlement is under consideration, in all cases for amounts that are not material. The ultimate impact of these proceedings, and of any related proceedings by private parties, on the business or accounts of the Corporation cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but is not expected to be material.

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

During the fourth quarter of 2009, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table presents information as of February 1, 2010 regarding executive officers of the Registrant:

			Year Individual
			Became an
			Executive
Name	Age	Office Held*	Officer

John B. Hess	55	Chairman of the Board, Chief Executive Officer and Director	1983
Gregory P. Hill	48	Executive Vice President and President of Worldwide Exploration and Production and Director	2009
F. Borden Walker	56	Executive Vice President and President of Marketing and Refining and Director	1996
Timothy B. Goodell	52	Senior Vice President and General Counsel	2009
Lawrence H. Ornstein	58	Senior Vice President	1995
John P. Rielly	47	Senior Vice President and Chief Financial Officer	2002
John J. Scelfo	52	Senior Vice President	2004
Mykel J. Ziolo	57	Senior Vice President	2009
Sachin J. Mehra	39	Vice President and Treasurer	2008

*	All officers referred to herein hold office in accordance with the By-Laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office opposite his name on May 6, 2009, except for Mr. Ziolo, who was elected effective November 4, 2009. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 5, 2010.

Except for Messrs. Hill, Goodell, and Mehra, each of the above officers has been employed by the Registrant or its subsidiaries in various managerial and executive capacities for more than five years. Prior to joining the Corporation, Mr. Hill served in senior executive positions in exploration and production operations at Royal Dutch Shell and its subsidiaries, where he was employed for 25 years. Before joining the Corporation in 2009, Mr. Goodell was a partner in the law firm of White & Case LLP. Mr. Mehra was employed in treasury and financial functions at General Motors before joining the Corporation in 2007.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The common stock of Hess Corporation is traded principally on the New York Stock Exchange (ticker symbol: HES). High and low sales prices were as follows:

	2009		2008
Quarter Ended	High	Low	High	Low

March 31	$66.84	$49.28	$101.65	$76.67
June 30	69.74	49.72	137.00	88.20
September 30	57.83	46.33	129.00	71.16
December 31	62.18	51.41	82.03	35.50

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

Comparison of Five-Year Shareholder Returns
Years Ended December 31,

Holders

At December 31, 2009, there were 5,926 stockholders (based on number of holders of record) who owned a total of 327,229,488 shares of common stock.

Dividends

Cash dividends on common stock totaled $0.40 per share ($0.10 per quarter) during 2009, 2008 and 2007.

Equity Compensation Plans

Following is information on the Registrant’s equity compensation plans at December 31, 2009:

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to	Weighted	Under Equity
	be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans
	of Outstanding	of Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	12,102,000	$53.83	7,733,000 *
Equity compensation plans not approved by security holders**	—	—	—

*	These securities may be awarded as stock options, restricted stock or other awards permitted under the Registrant’s equity compensation plan.

**	The Corporation has a Stock Award Program pursuant to which each non-employee director receives approximately $150,000 in value of the Corporation’s common stock each year. These awards are made from shares purchased by the Corporation in the open market.

See Note 8, Share-Based Compensation, in the notes to the financial statements for further discussion of the Corporation’s equity compensation plans.

Item 6.	Selected Financial Data

A five-year summary of selected financial data follows*:

	2009		2008		2007		2006		2005
	(Millions of dollars, except per share amounts)

Sales and other operating revenues
Crude oil and natural gas liquids	$5,665		$7,764		$6,303		$5,307		$3,219
Natural gas (including sales of purchased gas)	5,894		8,800		6,877		6,826		6,423
Refined petroleum products	12,931		19,765		14,741		13,339		11,317
Electricity	3,408		3,451		2,322		1,072		373
Convenience store sales and other operating revenues	1,716		1,354		1,484		1,632		1,499

Total	$29,614		$41,134		$31,727		$28,176		$22,831

Net income attributable to Hess Corporation	$740	(a)	$2,360	(b)	$1,832	(c)	$1,920	(d)	$1,226	(e)
Less: preferred stock dividends	—		—		—		44		48

Net income applicable to Hess Corporation common shareholders	$740		$2,360		$1,832		$1,876		$1,178

Earnings per share**
Basic	$2.28		$7.35		$5.86		$6.75		$4.32
Diluted	$2.27		$7.24		$5.74		$6.08		$3.93
Total assets	$29,465		$28,589		$26,131		$22,442		$19,158
Total debt	4,467		3,955		3,980		3,772		3,785
Total equity	13,528		12,391		10,000		8,376		6,469
Dividends per share of common stock**	$.40		$.40		$.40		$.40		$.40

*	Reflects the retrospective adoption of a new accounting standard for noncontrolling interests in consolidated subsidiaries.

**	Per share amounts in all periods reflect the 3-for-1 stock split on May 31, 2006.

(a)	Includes after-tax expenses totaling $104 million relating to bond repurchases, retirement benefits, employee severance costs and asset impairments, partially offset by after-tax income totaling $101 million principally relating to resolution of a United States royalty dispute.

(b)	Includes net after-tax expenses of $26 million primarily relating to asset impairments and hurricanes in the Gulf of Mexico.

(c)	Includes after-tax expenses of $75 million primarily relating to asset impairments, estimated production imbalance settlements and a charge for MTBE litigation, partially offset by income from LIFO inventory liquidations and gains from asset sales.

(d)	Includes net after-tax income of $173 million primarily from sales of assets, partially offset by income tax adjustments and accrued leased office closing costs.

(e)	Includes net after-tax expenses of $37 million primarily relating to income taxes on repatriated earnings, premiums on bond repurchases and hurricane related expenses, partially offset by gains from asset sales and a LIFO inventory liquidation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures refined petroleum products and purchases, markets and trades, refined petroleum products, natural gas and electricity.

Net income in 2009 was $740 million compared with $2,360 million in 2008 and $1,832 million in 2007. Diluted earnings per share were $2.27 in 2009 compared with $7.24 in 2008 and $5.74 in 2007. A table of items affecting comparability between periods is shown on page 20.

Exploration and Production

The Corporation’s strategy for the E&P segment is to profitably grow reserves and production in a sustainable and financially disciplined manner. The Corporation’s total proved reserves were 1,437 million barrels of oil equivalent (boe) at December 31, 2009 compared with 1,432 million boe at December 31, 2008 and 1,330 million boe at December 31, 2007. Total proved reserves additions for 2009 were 157 million boe. These additions replaced approximately 103% of the Corporation’s 2009 production.

E&P net income was $1,042 million in 2009, $2,423 million in 2008 and $1,842 million in 2007. Average realized crude oil selling prices were $51.62 per barrel in 2009, $82.04 in 2008, and $63.44 in 2007, including the impact of hedging. The variance in E&P earnings between years was primarily driven by the fluctuations in average realized crude oil selling prices.

Production averaged 408,000 barrels of oil equivalent per day (boepd) in 2009 compared with 381,000 boepd in 2008 and 377,000 boepd in 2007. Production in 2009 increased 27,000 boepd or 7% from 2008. In 2010, the Corporation currently estimates total worldwide production will average between 400,000 and 410,000 boepd.

The following is an update of significant E&P activities during 2009:

•	In March, production commenced at the Shenzi Field (Hess 28%) in the deepwater Gulf of Mexico. Net production from Shenzi averaged approximately 25,000 boepd for 2009.

•	The Corporation sanctioned the Bakken shale play development in the Williston Basin of North Dakota. The Corporation plans to expand production facilities and increase the rig count to 10 from 3 over the next 18 months, and invest about $1 billion per year over the next five years. As a result, the Corporation projects an increase in net production from approximately 10,000 boepd in 2009 to approximately 80,000 boepd in 2015.

•	In December 2009, the Corporation agreed to a strategic exchange of all of its interests in Gabon and the Clair Field (Hess 9%) in the United Kingdom for an additional 28% interest in the Valhall Field (currently Hess 28%) and an additional 25% interest in the Hod Field (currently Hess 25%), which are both offshore Norway. The transaction which has an effective date of January 1, 2010, is subject to various regulatory and other approvals. In addition, the partners are in discussions regarding the applicability of pre-emption to this transaction.

•	In the Carnarvon basin offshore Western Australia, the Corporation drilled seven exploration wells in 2009 on WA-390-P Block (Hess 100%), six of which were natural gas discoveries. Through December 31, 2009, the Corporation has drilled 11 of the 16 commitment wells on the block, nine of which were natural gas discoveries. The Corporation plans to drill the remaining five commitment wells on the block in 2010. On WA-404-P Block (Hess 50%), the operator completed a successful exploration well in 2009 and plans to drill the remaining eight commitment wells in 2010. In January 2010, the operator announced that the first well of the 2010 program discovered natural gas.

•	At the Pony prospect on Green Canyon Block 468 (Hess 100%) in the deepwater Gulf of Mexico, engineering and design work for field development progressed during 2009. The Corporation plans to drill an appraisal well on Green Canyon Block 469 in 2010.

•	Two exploration wells were completed on Block BM-S-22 (Hess 40%) offshore Brazil. A notice of discovery was filed for the first well and the second well was expensed. In 2010, the operator of BM-S-22 plans to commence drilling of a third exploration well in the second half of the year. In 2009, the Corporation also drilled an exploration well on BM-ES-30, which was expensed.

•	The Corporation successfully flow tested the discovery well in exploration Area 54 (Hess 100%) offshore Libya and subsequently drilled and successfully flow tested a down-dip appraisal well on the block. In 2010, the Corporation plans to reprocess 3D seismic, integrating acquired well information and will continue technical and commercial evaluation of the block.

•	The Corporation acquired rights to explore a total of more than 80,000 net acres in the Marcellus gas shale formation in Pennsylvania. The Corporation is operator and holds a 100% interest on approximately 50,000 acres and holds a 50% non-operated interest in the remaining acreage. Exploration drilling activity is expected to commence in 2010.

Marketing and Refining

The Corporation’s strategy for the M&R segment is to deliver consistent operating performance and generate free cash flow. M&R net income was $127 million in 2009, $277 million in 2008 and $300 million in 2007. The declining earnings were due to lower average margins, which include the effect of the global economic downturn that began in 2008 and continued into 2009. Refining operations contributed net income (loss) of $(87) million in 2009, $73 million in 2008 and $193 million in 2007. Marketing earnings were $168 million in 2009, $240 million in 2008 and $83 million in 2007.

Liquidity and Capital and Exploratory Expenditures

Net cash provided by operating activities was $3,046 million in 2009, $4,688 million in 2008 and $3,627 million in 2007, principally reflecting fluctuations in earnings. At December 31, 2009, cash and cash equivalents totaled $1,362 million compared with $908 million at December 31, 2008. Total debt was $4,467 million at December 31, 2009 compared with $3,955 million at December 31, 2008. In February 2009, the Corporation issued $250 million of 5 year senior unsecured notes with a coupon of 7% and $1 billion of 10 year senior unsecured notes with a coupon of 8.125%. The majority of the proceeds were used to repay debt under the revolving credit facility and outstanding borrowings on other credit facilities. In December 2009, the Corporation issued $750 million of 30 year bonds at a coupon of 6% and tendered for $662 million of bonds due in August 2011. The Corporation completed the repurchase of $546 million of the 2011 bonds in December 2009 and repurchased the remaining $116 million of these bonds in January 2010. The Corporation’s debt to capitalization ratio at December 31, 2009 was 24.8% compared with 24.2% at the end of 2008.

Capital and exploratory expenditures were as follows for the years ended December 31:

	2009	2008
	(Millions of dollars)

Exploration and Production
United States	$1,200	$2,164
International	1,927	2,477

Total Exploration and Production	3,127	4,641
Marketing, Refining and Corporate	118	187

Total Capital and Exploratory Expenditures	$3,245	$4,828

Exploration expenses charged to income included above:
United States	$144	$211
International	183	179

Total exploration expenses charged to income included above	$327	$390

The Corporation anticipates investing $4.1 billion in capital and exploratory expenditures in 2010, substantially all of which relates to E&P operations.

Consolidated Results of Operations

The after-tax results by major operating activity are summarized below:

	2009	2008	2007
	(Millions of dollars,
	except per share data)

Exploration and Production	$1,042	$2,423	$1,842
Marketing and Refining	127	277	300
Corporate	(205)	(173)	(150)
Interest expense	(224)	(167)	(160)

Net income attributable to Hess Corporation	$740	$2,360	$1,832

Net income per share — diluted	$2.27	$7.24	$5.74

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods. The items in the table below are explained on pages 23 through 25.

	2009	2008	2007
	(Millions of dollars)

Exploration and Production	$45	$(26)	$(74)
Marketing and Refining	12	—	24
Corporate	(60)	—	(25)

	$(3)	$(26)	$(75)

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

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	2009	2008	2007
	(Millions of dollars)

Sales and other operating revenues*	$6,835	$9,806	$7,498
Other, net	207	(167)	65

Total revenues and non operating income	7,042	9,639	7,563

Costs and expenses
Production expenses, including related taxes	1,805	1,872	1,581
Exploration expenses, including dry holes and lease impairment	829	725	515
General, administrative and other expenses	255	302	257
Depreciation, depletion and amortization	2,167	1,952	1,503

Total costs and expenses	5,056	4,851	3,856

Results of operations before income taxes	1,986	4,788	3,707
Provision for income taxes	944	2,365	1,865

Results of operations attributable to Hess Corporation	$1,042	$2,423	$1,842

*	Amounts differ from E&P operating revenues in Note 16, Segment Information, primarily due to the exclusion of sales of hydrocarbons purchased from third parties.

After considering the E&P items in the table on page 23, the remaining changes in E&P earnings are primarily attributable to changes in selling prices, production volumes, operating costs, exploration expenses, foreign exchange, and income taxes, as discussed below.

Selling prices:  Lower average selling prices reduced E&P revenues by approximately $4,000 million in 2009 compared with 2008. Higher average selling prices increased E&P revenues by approximately $2,100 million in 2008 compared with 2007.

The Corporation’s average selling prices were as follows:

	2009	2008	2007

Crude oil-per barrel (including hedging)
United States	$60.67	$96.82	$69.23
Europe	47.02	78.75	60.99
Africa	48.91	78.72	62.04
Asia and other	63.01	97.07	72.17
Worldwide	51.62	82.04	63.44
Crude oil-per barrel (excluding hedging)
United States	$60.67	$96.82	$69.23
Europe	47.02	78.75	60.99
Africa	60.79	93.57	71.71
Asia and other	63.01	97.07	72.17
Worldwide	56.74	89.23	67.79
Natural gas liquids-per barrel
United States	$36.57	$64.98	$51.89
Europe	43.23	74.63	57.20
Worldwide	38.47	67.61	53.72
Natural gas-per mcf (including hedging)
United States	$3.36	$8.61	$6.67
Europe	5.15	9.44	6.13
Asia and other	5.06	5.24	4.71
Worldwide	4.85	7.17	5.60
Natural gas-per mcf (excluding hedging)
United States	$3.36	$8.61	$6.67
Europe	5.15	9.79	6.13
Asia and other	5.06	5.24	4.71
Worldwide	4.85	7.30	5.60

In October 2008, the Corporation closed its Brent crude oil hedges, covering 24,000 barrels per day from 2009 though 2012, by entering into offsetting contracts with the same counterparty. The deferred after-tax loss as of the date the hedge positions were closed will be recorded in earnings as the contracts mature. The estimated annual after-tax loss from the closed positions will be approximately $335 million from 2010 through 2012. Crude oil hedges reduced E&P earnings by $337 million ($533 million before income taxes) in 2009. Crude oil and natural gas hedges reduced E&P earnings by $423 million ($685 million before income taxes) in 2008 and $244 million ($399 million before income taxes) in 2007.

Production and sales volumes:  The Corporation’s crude oil and natural gas production was 408,000 boepd in 2009 compared with 381,000 boepd in 2008 and 377,000 boepd in 2007. The Corporation currently estimates that its 2010 production will average between 400,000 and 410,000 boepd.

The Corporation’s net daily worldwide production was as follows (in thousands):

	2009	2008	2007

Crude oil (barrels per day)
United States	60	32	31
Europe	83	83	93
Africa	120	124	115
Asia and other	16	13	21

Total	279	252	260

Natural gas liquids (barrels per day)
United States	11	10	10
Europe	3	4	5

Total	14	14	15

Natural gas (mcf per day)
United States	93	78	88
Europe	151	255	259
Asia and other	446	356	266

Total	690	689	613

Barrels of oil equivalent* (barrels per day)	408	381	377

*	Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).

United States:  Crude oil and natural gas production in the United States was higher in 2009 compared with 2008, primarily due to new production from the Shenzi Field and production resuming after the 2008 hurricanes. Crude oil production was slightly higher in 2008 compared with 2007, principally due to production from new wells in North Dakota and the deepwater Gulf of Mexico, largely offset by the impact of hurricanes in the Gulf of Mexico. Natural gas production was lower in 2008 compared to 2007, primarily reflecting hurricane downtime and natural decline. Hurricane impacts reduced full year 2008 production by an estimated 7,000 boepd.

Europe:  Crude oil production was comparable in 2009 and 2008, as higher production in Russia offset lower production in the United Kingdom North Sea. Crude oil production in 2008 was lower than in 2007, due to temporary shut-ins at three North Sea fields, the cessation of production at the Fife, Fergus, Flora and Angus fields, and natural decline. These decreases were partially offset by increased production in Russia. Natural gas production was lower in 2009 compared with 2008, primarily due to decline at the Atlantic and Cromarty fields.

Africa:  Crude oil production decreased in 2009 compared with 2008 primarily due to lower production from the Ceiba Field. Crude oil production increased in 2008 compared with 2007, primarily due to higher production at the Okume Complex, partially offset by a lower entitlement to Algerian production.

Asia and other:  Natural gas production in 2009 was higher than in 2008, primarily due to a full year of Phase 2 gas sales from the Joint Development Area of Malaysia/Thailand (JDA). Natural gas production increased in 2008 compared with 2007 due to increased production from Block A-18 in the JDA and a full year of production from the Ujung Pangkah Field in Indonesia. The decrease in crude oil production in 2008 from 2007 principally reflects changes to the Corporation’s entitlement to production in Azerbaijan.

Sales volumes:  Higher sales volumes and other operating revenues increased revenue by approximately $1,030 million in 2009 compared with 2008 and $200 million in 2008 compared with 2007.

Operating costs and depreciation, depletion and amortization: Excluding the impact of items affecting comparability explained on page 23, cash operating costs, consisting of production expenses and general and administrative expenses, decreased by $119 million in 2009 and increased by $321 million in 2008 compared with the corresponding amounts in the prior years. The decrease in 2009 compared with 2008 was primarily due to lower production taxes (due to lower realized selling prices), the cessation of production at several North Sea fields, the favorable impact of foreign exchange rates and cost savings initiatives, partially offset by the impact of higher production volumes. The increase in costs in 2008 compared to 2007 was primarily due to increased production taxes (due to higher realized selling prices), increased cost of services and materials and higher employee costs.

Excluding the impact of items affecting comparability, depreciation, depletion and amortization charges increased by $192 million in 2009 and $531 million in 2008, compared with the corresponding amounts in the prior years. The increases in 2009 and 2008 were primarily due to higher production volumes and per barrel costs, reflecting higher finding and development costs.

Excluding items affecting comparability between periods, unit costs were as follows. Cash operating costs per barrel of oil equivalent were $13.70 in 2009, $15.49 in 2008 and $13.36 in 2007. Cash operating costs in 2010 are estimated to be in the range of $15 to $16 per barrel of oil equivalent. Depreciation, depletion and amortization costs per barrel of oil equivalent were $14.19 in 2009, $13.79 in 2008 and $10.11 in 2007. Depreciation, depletion and amortization costs for 2010 are estimated to be in the range of $14.50 to $15.50 per barrel of oil equivalent.

Exploration expenses:  Exploration expenses increased in 2009 from 2008, primarily due to higher dry hole costs and lease amortization, partially offset by lower geological and seismic expense. Exploration expenses increased in 2008 compared to 2007, mainly due to higher dry hole costs.

Income taxes:  Excluding the impact of items affecting comparability, the effective income tax rates for E&P operations were 48% in 2009, 49% in 2008 and 50% in 2007. The effective income tax rate for E&P operations in 2010 is estimated to be in the range of 47% to 51%.

Foreign Exchange:  The after-tax foreign currency losses were $10 million in 2009, $80 million in 2008 and $7 million in 2007. The foreign currency loss in 2008 reflects the net effect of significant exchange rate movements in the fourth quarter of 2008 on the remeasurement of assets, liabilities and foreign currency forward contracts by certain foreign businesses.

Reported E&P earnings include the following items affecting comparability of income (expense) before and after income taxes:

	Before Income Taxes			After Income Taxes
	2009	2008	2007	2009	2008	2007
	(Millions of dollars)

Royalty dispute resolution	$143	$—	$—	$89	$—	$—
Gains from asset sales	—	—	21	—	—	15
Reductions in carrying values of assets	(77)	(30)	(112)	(44)	(17)	(56)
Hurricane related costs	—	(15)	—	—	(9)	—
Estimated production imbalance settlements	—	—	(64)	—	—	(33)

	$66	$(45)	$(155)	$45	$(26)	$(74)

2009:  In October 2009, the U.S. Supreme Court decided it would not review the decision of the 5th Circuit Court of Appeals against the U.S. Minerals Management Service relating to royalty relief under the Deep Water Royalty Relief Act of 1995. As a result, the Corporation recognized an after-tax gain of $89 million to reverse all previously recorded royalties covering the periods from 2003 to 2009. The pre-tax gain of $143 million is reported in Other, net within the Statement of Consolidated Income.

After-tax charges of $44 million ($77 million before income taxes) were recorded to impair the carrying values of production equipment and two short-lived fields in the United Kingdom North Sea, and to write down materials inventories in Equatorial Guinea and the United States. The pre-tax amount of the impairment charges totaling $52 million were reported in Depreciation, depletion and amortization and the majority of the $25 million in inventory write downs was reported in Production expenses in the Statement of Consolidated Income.

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

The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, political risk, industry costs, exploration expenses, the effects of weather and changes in foreign exchange and income tax rates.

Marketing and Refining

Earnings from M&R activities amounted to $127 million in 2009, $277 million in 2008 and $300 million in 2007. Excluding the items affecting comparability reflected in the table on page 20 and discussed below, the earnings were $115 million, $277 million and $276 million, respectively.

Refining:  Refining earnings (losses), which consist of the Corporation’s share of HOVENSA’s results, Port Reading earnings, interest income on a note receivable from PDVSA and results of other miscellaneous operating activities, were $(87) million in 2009 (including a benefit of $12 million due to an income tax adjustment), $73 million in 2008, and $193 million in 2007.

The Corporation’s share of HOVENSA’s results was a loss of $141 million ($229 million before income taxes) in 2009, and income of $27 million ($44 million before income taxes) in 2008 and $108 million ($176 million before income taxes) in 2007. The declining earnings were principally due to lower refining margins. The 2009 and 2008 utilization rates for HOVENSA reflect weaker refining margins and planned and unplanned maintenance. The 2008 utilization rates also reflect a refinery wide shut down for Hurricane Omar. In 2007, the coker unit at HOVENSA was shutdown for approximately 30 days for a scheduled turnaround. Certain related processing units were also included in this turnaround. In January 2010, HOVENSA commenced a turnaround of its FCC unit which is expected to take approximately 40 days. The Corporation’s estimated share of HOVENSA’s turnaround expenses after income taxes is expected to be approximately $20 million.

Cash distributions received by the Corporation from HOVENSA were $50 million in 2008 and $300 million in 2007. In 2009, the remaining balance on the note issued by PDVSA at inception of the joint venture was fully repaid.

Other after-tax refining earnings, principally from Port Reading operations, were $43 million in both 2009 and 2008 and $79 million in 2007, reflecting lower margins. The Corporation is planning a turnaround for the Port Reading refining facility in the second quarter of 2010, which is expected to take approximately 35 days. The estimated after-tax expenses for the Port Reading turnaround are approximately $25 million.

The following table summarizes refinery utilization rates:

	Refinery	Refinery Utilization
	Capacity	2009	2008	2007
	(Thousands of
	barrels per day)

HOVENSA
Crude	500	80.3%	88.2%	90.8%
Fluid catalytic cracker	150	70.2%	72.7%	87.1%
Coker	58	81.6%	92.4%	83.4%
Port Reading	70	90.2%	90.7%	93.2%

Marketing:  Marketing operations, which consist principally of retail gasoline and energy marketing activities, generated income of $168 million in 2009, $240 million in 2008 and $83 million in 2007, including income from the liquidation of LIFO inventories in 2007 totaling $24 million ($38 million before income taxes).

The decrease in earnings in 2009 compared with 2008 reflects lower margins in a weak economic environment. The increase in 2008 compared with 2007 primarily reflects higher margins on refined product sales, including sales of retail gasoline operations.

The table below summarizes marketing sales volumes:

	2009	2008	2007

Refined product sales (thousands of barrels per day)	473	472	451
Natural gas (thousands of mcf per day)	2,010	1,955	1,890
Electricity (megawatts round the clock)	4,306	3,152	2,821

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results of the trading partnership, amounted to earnings of $46 million in 2009, a loss of $36 million in 2008 and earnings of $24 million in 2007.

Marketing expenses decreased in 2009 as compared with 2008, principally reflecting lower retail credit card fees. Marketing expenses increased in 2008 compared with 2007, due to growth in energy marketing activities, higher retail credit card fees, and increased transportation costs.

The Corporation’s future M&R earnings may be impacted by external factors, such as volatility in margins, competitive industry conditions, government regulations, credit risk, and supply and demand factors, including the effects of weather.

Corporate

The following table summarizes corporate expenses:

	2009	2008	2007
	(Millions of dollars)

Corporate expenses	$227	$260	$187
Income taxes (benefits)	(82)	(87)	(62)

After-tax corporate expenses	145	173	125
Items affecting comparability between periods, after tax	60	—	25

Net corporate expenses	$205	$173	$150

Excluding items affecting comparability between periods, the decrease in corporate expenses in 2009 compared with 2008 primarily reflects gains on supplemental pension related investments, together with lower employee and professional costs, partly offset by higher bank facility fees. The increase in corporate expenses in 2008 compared with 2007 primarily reflects losses on supplemental pension related investments and higher employee and professional costs. After-tax corporate expenses in 2010 are estimated to be in the range of $160 to $170 million.

In 2009, the Corporation recorded after-tax charges of $34 million ($54 million before income taxes) related to the repurchase of $546 million in notes that were scheduled to mature in 2011 and $26 million ($42 million before income taxes) relating to retirement benefits and employee severance costs. The pre-tax charge in connection with the debt repurchase was recorded in Other, net, and the pre-tax amount of the retirement benefits and severance costs was recorded in General and administrative expenses within the Statement of Consolidated Income. In 2007, Corporate expenses included a charge of $25 million ($40 million before income taxes) related to MTBE litigation. The pre-tax amount of this charge was recorded in General and administrative expenses.

Interest

Interest expense was as follows:

	2009	2008	2007
	(Millions of dollars)

Total interest incurred	$366	$274	$306
Less capitalized interest	6	7	50

Interest expense before income taxes	360	267	256
Less income taxes	136	100	96

After-tax interest expense	$224	$167	$160

The increase in interest expense primarily reflects higher debt and fees for letters of credit. The decrease in capitalized interest in 2009 and 2008 compared to 2007 reflects the completion of several development projects in 2007. After-tax interest expense in 2010 is expected to be in the range of $220 to $230 million.

Sales and Other Operating Revenues

Sales and other operating revenues totaled $29,614 million in 2009, a decrease of 28% compared with 2008. In 2008, sales and other operating revenues totaled $41,134 million, an increase of 30% compared with 2007. The fluctuations in each year primarily reflect changes in crude oil and refined product selling prices.

The change in cost of goods sold in each year principally reflects the change in sales volumes and prices of refined products and purchased natural gas and electricity.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources as of December 31:

	2009	2008
	(Millions of dollars)

Cash and cash equivalents	$1,362	$908
Current portion of long-term debt	$148	$143
Total debt	$4,467	$3,955
Total equity	$13,528	$12,391
Debt to capitalization ratio*	24.8%	24.2%

*	Total debt as a percentage of the sum of total debt plus equity.

Cash Flows

The following table sets forth a summary of the Corporation’s cash flows:

	2009	2008	2007
	(Millions of dollars)

Net cash provided by (used in):
Operating activities	$3,046	$4,688	$3,627
Investing activities	(2,924)	(4,444)	(3,474)
Financing activities	332	57	71

Net increase in cash and cash equivalents	$454	$301	$224

Operating Activities:  Net cash provided by operating activities, including changes in operating assets and liabilities, was $3,046 million in 2009 compared with $4,688 million in 2008, reflecting lower earnings. Operating cash flow increased to $4,688 million in 2008 from $3,627 million in 2007, primarily reflecting increased earnings. The Corporation received cash distributions from HOVENSA of $50 million in 2008 and $300 million in 2007.

Investing Activities:  The following table summarizes the Corporation’s capital expenditures:

	2009	2008	2007
	(Millions of dollars)

Exploration and Production
Exploration	$611	$744	$371
Production and development	1,927	2,523	2,605
Acquisitions (including leaseholds)	262	984	462

	2,800	4,251	3,438
Marketing, Refining and Corporate	118	187	140

Total	$2,918	$4,438	$3,578

Capital expenditures in 2009 include acquisitions of $188 million for unproved leaseholds and $74 million for a 50% interest in blocks PM301 and PM302 in Malaysia, which are adjacent to Block A-18 of the JDA. Capital expenditures in 2008 include $600 million for leasehold acquisitions in the United States and $210 million for the acquisition of the remaining 22.5% interest in the Corporation’s Gabonese subsidiary. In 2008, the Corporation also selectively expanded its energy marketing business by acquiring fuel oil, natural gas, and electricity customer accounts, and a terminal and related assets, for an aggregate of approximately $100 million. In 2007, capital expenditures include the acquisition of a 28% interest in the Genghis Khan Field in the deepwater Gulf of Mexico for $371 million.

In 2007, the Corporation received proceeds of $93 million for the sale of its interests in the Scott and Telford fields located in the United Kingdom.

Financing Activities:  During 2009, net proceeds from borrowings were $447 million. In February 2009, the Corporation issued $250 million of 5 year senior unsecured notes with a coupon of 7% and $1 billion of 10 year senior unsecured notes with a coupon of 8.125%. The majority of the proceeds were used to repay debt under the revolving credit facility and outstanding borrowings on other credit facilities. In December 2009, the Corporation issued $750 million of 30 year bonds with a coupon of 6% and tendered for the $662 million of bonds due in August 2011. The Corporation completed the repurchase of $546 million of the 2011 bonds in December 2009. The remaining $116 million of 2011 bonds, classified as Current maturities of long term debt at December 31, 2009, was redeemed in January 2010, resulting in a charge of approximately $11 million ($7 million after income taxes). During 2008, net repayments of debt were $32 million, compared with net borrowings of $208 million in 2007.

Total common stock dividends paid were $131 million, $130 million and $127 million in 2009, 2008 and 2007, respectively. The Corporation received net proceeds from the exercise of stock options, including related income tax benefits, of $18 million, $340 million and $111 million in 2009, 2008 and 2007, respectively.

Future Capital Requirements and Resources

The Corporation anticipates investing a total of approximately $4.1 billion in capital and exploratory expenditures during 2010, substantially all of which is targeted for E&P operations. In the Corporation’s M&R operations, refining margins are currently weak, which have adversely affected HOVENSA’s liquidity position. The Corporation intends to provide its share of any necessary financial support for HOVENSA. The Corporation expects to fund its 2010 operations, including capital expenditures, dividends, pension contributions and required debt repayments and any necessary financial support for HOVENSA, with existing cash on-hand, cash flow from operations and its available credit facilities. Crude oil prices, natural gas prices and refining margins are volatile and difficult to predict. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. If conditions were to change, such as a significant decrease in commodity prices or an unexpected increase in capital expenditures, the Corporation would take steps to protect its financial flexibility and may pursue other sources of liquidity, including the issuance of debt securities, the issuance of equity securities, and/or asset sales.

The table below summarizes the capacity, usage, and available capacity of the Corporation’s borrowing and letter of credit facilities at December 31, 2009 (in millions):

	Expiration			Letters of		Available
	Date	Capacity	Borrowings	Credit Issued	Total Used	Capacity

Revolving credit facility	May 2012(a)	$3,000	$—	$—	$—	$3,000
Asset backed credit facility	July 2010(b)	741	—	500	500	241
Committed lines	Various(c)	2,115	—	1,155	1,155	960
Uncommitted lines	Various(c)	1,192	—	1,192	1,192	—

Total		$7,048	$—	$2,847	$2,847	$4,201

(a)	$75 million expires in May 2011.

(b)	Total capacity of $1.0 billion subject to the amount of eligible receivables posted as collateral.

(c)	Committed and uncommitted lines have expiration dates primarily through 2010.

The Corporation maintains a $3.0 billion syndicated, revolving credit facility (the facility), of which $2,925 million is committed through May 2012. The facility can be used for borrowings and letters of credit. At December 31, 2009, available capacity under the facility was $3.0 billion. The Corporation has a 364 day asset-backed credit facility securitized by certain accounts receivable from its M&R operations. At December 31, 2009, under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit of up to $1.0 billion, subject to the availability of sufficient levels of eligible receivables. At December 31, 2009, outstanding letters of credit under this facility were collateralized by a total of $1,326 million of accounts receivable, which are held by a wholly owned subsidiary. These receivables are only available to pay the general obligations of the Corporation after satisfaction of the outstanding obligations under the asset backed facility.

The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

A loan agreement covenant based on the Corporation’s debt to capitalization ratio allows the Corporation to borrow up to an additional $18.1 billion for the construction or acquisition of assets at December 31, 2009. The Corporation has the ability to borrow up to an additional $3.7 billion of secured debt at December 31, 2009 under the loan agreement covenants.

The Corporation’s $2,847 million in letters of credit outstanding at December 31, 2009 were primarily issued to satisfy margin requirements. See also Note 14, Risk Management and Trading Activities.

Credit Ratings

There are three major credit rating agencies that rate the Corporation’s debt. All three agencies have currently assigned an investment grade rating to the Corporation’s debt. The interest rates and facility fees charged on some of the Corporation’s credit facilities, as well as margin requirements from risk management and trading counterparties, are subject to adjustment if the Corporation’s credit rating changes.

Contractual Obligations and Contingencies

Following is a table showing aggregated information about certain contractual obligations at December 31, 2009:

		Payments Due by Period
			2011 and	2013 and
	Total	2010	2012	2014	Thereafter
		(Millions of dollars)

Long-term debt*	$4,467	$148	$66	$370	$3,883
Operating leases	3,282	482	695	677	1,428
Purchase obligations
Supply commitments**	37,870	13,158	12,546	12,118	48
Capital expenditures	939	745	191	2	1
Operating expenses	937	457	276	70	134
Other long-term liabilities	2,095	145	366	199	1,385

*	At December 31, 2009, the Corporation’s debt bears interest at a weighted average rate of 7.3%.

**	The Corporation intends to continue purchasing refined product supply from HOVENSA. Estimated future purchases amount to approximately $6.0 billion annually using year-end 2009 prices, which have been included in the table through 2014.

In the preceding table, the Corporation’s supply commitments include its estimated purchases of 50% of HOVENSA’s production of refined products, after anticipated sales by HOVENSA to unaffiliated parties. The value of future supply commitments will fluctuate based on prevailing market prices at the time of purchase, the actual output from HOVENSA, and the level of sales to unaffiliated parties. Also included are term purchase agreements at market prices for additional gasoline necessary to supply the Corporation’s retail marketing system and feedstocks for the Port Reading refining facility. In addition, the Corporation has commitments to purchase refined products, natural gas and electricity to supply contracted customers in its energy marketing business. These commitments were computed based predominately on year-end market prices.

The table also reflects future capital expenditures, including the portion of the Corporation’s planned $4.1 billion capital investment program for 2010 that is contractually committed at December 31, 2009. Obligations for operating expenses include commitments for transportation, seismic purchases, oil and gas production expenses and other normal business expenses. Other long-term liabilities reflect contractually committed obligations on the balance sheet at December 31, 2009, including asset retirement obligations, pension plan liabilities and anticipated obligations for uncertain income tax positions.

The Corporation and certain of its subsidiaries lease gasoline stations, drilling rigs, tankers, office space and other assets for varying periods under leases accounted for as operating leases. The Corporation entered into a lease agreement for a new drillship and related support services for use in its global deepwater exploration and development activities. The total payments under this five year contract are expected to be approximately $950 million. The Corporation took delivery of the drillship in the fourth quarter of 2009.

The Corporation has a contingent purchase obligation, expiring in April 2012, to acquire the remaining interest in WilcoHess, a retail gasoline station joint venture, for approximately $184 million as of December 31, 2009.

The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from certain suppliers other than PDVSA. The amount of the Corporation’s guarantee fluctuates based on the volume of crude oil purchased and related prices and at December 31, 2009 it amounted to $121 million. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

The Corporation is contingently liable under letters of credit and under guarantees of the debt of other entities directly related to its business at December 31, 2009 as shown below:

Total
(Millions of
dollars)

Letters of credit	$100
Guarantees	136

$236

Off-Balance Sheet Arrangements

The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $412 million at December 31, 2009 compared with $491 million at December 31, 2008. The Corporation’s December 31, 2009 debt to capitalization ratio would increase from 24.8% to 26.5% if these leases were included as debt.

See also Note 4, Refining Joint Venture, and Note 15, Guarantees and Contingencies, in the notes to the financial statements.

Foreign Operations

The Corporation conducts exploration and production activities outside the United States, principally in Algeria, Australia, Azerbaijan, Brazil, Colombia, Denmark, Egypt, Equatorial Guinea, Gabon, Ghana, Indonesia, Libya, Malaysia, Norway, Peru, Russia, Thailand, and the United Kingdom. Therefore, the Corporation is subject to the risks associated with foreign operations, including political risk, tax law changes, and currency risk.

See also Item 1A. Risk Factors Related to Our Business and Operations.

Accounting Policies

Critical Accounting Policies and Estimates

Accounting policies and estimates affect the recognition of assets and liabilities on the Corporation’s balance sheet and revenues and expenses on the income statement. The accounting methods used can affect net income, equity and various financial statement ratios. However, the Corporation’s accounting policies generally do not change cash flows or liquidity.

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

Crude Oil and Natural Gas Reserves:  The SEC revised its oil and gas reserve estimation and disclosure requirements effective for year-end 2009 reporting. In addition, the Financial Accounting Standards Board (FASB) revised its accounting standard on oil and gas reserve estimation and disclosures. The determination of estimated proved reserves is a significant element in arriving at the results of operations of exploration and production activities. The estimates of proved reserves affect well capitalizations, the unit of production depreciation rates of proved properties and wells and equipment, as well as impairment testing of oil and gas assets and goodwill.

For reserves to be booked as proved they must be determined with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations. In addition, government and project operator approvals must be obtained and, depending on the amount of the project cost, senior management or the board of directors must commit to fund the project. The Corporation maintains its own internal reserve estimates that are calculated by technical staff that work directly with the oil and gas properties. The Corporation’s technical staff updates reserve estimates throughout the year based on evaluations of new wells, performance reviews, new technical data and other studies. To provide consistency throughout the Corporation, standard reserve estimation guidelines, definitions, reporting reviews and approval practices are used. The internal reserve estimates are subject to internal technical audits and senior management review. The Corporation also engaged an independent third party consulting firm to audit approximately 80% of the Corporation’s total proved reserves.

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

In the case of oil and gas fields, the present value of future net cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes and discounted at a risk-adjusted rate. The projected production volumes represent reserves, including probable reserves, expected to be produced based on a stipulated amount of capital expenditures. The production volumes, prices and timing of production are consistent with internal projections and other externally reported information. Oil and gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows, since the standardized measure requires the use of historical twelve month average prices.

The Corporation’s impairment tests of long-lived E&P producing assets are based on its best estimates of future production volumes (including recovery factors), selling prices, operating and capital costs, the timing of future production and other factors, which are updated each time an impairment test is performed. The Corporation could have impairments if the projected production volumes from oil and gas fields decrease, crude oil and natural gas selling prices decline significantly for an extended period or future estimated capital and operating costs increase significantly.

The Corporation’s goodwill is tested for impairment at a reporting unit level, which is an operating segment or one level below an operating segment. The impairment test is conducted annually in the fourth quarter or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. The Corporation’s goodwill is assigned to the E&P operating segment and it expects that the benefits of goodwill will be recovered through the operation of that segment.

The Corporation’s fair value estimate of the E&P segment is the sum of: (1) the discounted anticipated cash flows of producing assets and known developments, (2) the estimated risk adjusted present value of exploration assets, and (3) an estimated market premium to reflect the market price an acquirer would pay for potential synergies including cost savings, access to new business opportunities, enterprise control, improved processes and increased market share. The Corporation also considers the relative market valuation of similar Exploration and Production companies.

The determination of the fair value of the E&P segment depends on estimates about oil and gas reserves, future prices, timing of future net cash flows and market premiums. Significant extended declines in crude oil and natural gas prices or reduced reserve estimates could lead to a decrease in the fair value of the E&P segment that could result in an impairment of goodwill.

As there are significant differences in the way long-lived assets and goodwill are evaluated and measured for impairment testing, there may be impairments of individual assets that would not cause an impairment of the goodwill assigned to the E&P segment.

Income Taxes:  Judgments are required in the determination and recognition of income tax assets and liabilities in the financial statements. These judgments include the requirement to only recognize the financial statement effect of a tax position when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination.

The Corporation has net operating loss carryforwards or credit carryforwards in several jurisdictions, including the United States, and has recorded deferred tax assets for those losses and credits. Additionally, the Corporation has deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities. Regular assessments are made as to the likelihood of those deferred tax assets being realized. If it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to be realized. In evaluating realizability of deferred tax assets, the Corporation refers to the reversal periods for temporary differences, available carryforward periods for net operating losses and credit carryforwards, estimates of future taxable income, the availability of tax planning strategies, the existence of appreciated assets and other factors. Estimates of future taxable income are based on assumptions of oil and gas reserves and selling prices that are consistent with the Corporation’s internal business forecasts. Additionally, the Corporation has income taxes which have been deferred on intercompany transactions eliminated in consolidation related to transfers of property, plant and equipment remaining within the consolidated group. The amortization of these income taxes deferred on intercompany transactions will occur ratably with the recovery through depletion and depreciation of the carrying value of these assets. The Corporation does not provide for deferred U.S. income taxes for that portion of undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

Fair Value Measurements:  The Corporation’s derivative instruments and supplemental pension plan investments are recorded at fair value, with changes in fair value recognized in earnings or other comprehensive income each period. The Corporation uses various valuation approaches in determining fair value, including the market and income approaches. The Corporation’s fair value measurements also include non-performance risk and time value of money considerations. Counterparty credit is considered for receivable balances, and the Corporation’s credit is considered for accrued liabilities.

The Corporation determines fair value in accordance with the FASB fair value measurements accounting standard which established a hierarchy that categorizes the sources of inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value is based on the lowest significant input level within this fair value hierarchy. Inputs include discounted cash flow calculations and other unobservable data.

The Corporation also records certain nonfinancial assets and liabilities at fair value. These fair value measurements include assets and liabilities recorded in connection with business combinations, the initial recognition of asset retirement obligations and long-lived assets and goodwill measured at fair value in an impairment assessment.

Details on the methods and assumptions used to determine the fair values are as follows:

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

Fair value measurements based on Level 2 inputs:  Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2. Measurements based on Level 2 inputs include over-the-counter derivative instruments that are priced on an exchange traded curve but have contractual terms that are not identical to exchange traded contracts. The Corporation utilizes fair value measurements based on Level 2 inputs for certain forwards, swaps and options. The liability related to the Corporation’s crude oil hedges is classified as Level 2.

Fair value measurements based on Level 3 inputs:  Measurements that are least observable are estimated from related market data determined from sources with little or no market activity for comparable contracts or are positions with longer durations. For example, in its energy marketing business, the Corporation sells natural gas and electricity to customers and offsets the price exposure by purchasing forward contracts. The fair value of these sales and purchases may be based on specific prices at less liquid delivered locations, which are classified as Level 3. Fair values determined using discounted cash flows are also classified as Level 3.

Derivatives:  The Corporation utilizes derivative instruments for both risk management and trading activities. In risk management activities, the Corporation uses futures, forwards, options and swaps, individually or in combination to mitigate its exposure to fluctuations in the prices of crude oil, natural gas, refined products and electricity, as well as changes in interest and foreign currency exchange rates. In trading activities, the Corporation, principally through a consolidated partnership, trades energy commodities and derivatives, including futures, forwards, options and swaps, based on expectations of future market conditions.

All derivative instruments are recorded at fair value in the Corporation’s balance sheet. The Corporation’s policy for recognizing the changes in fair value of derivatives varies based on the designation of the derivative. The changes in fair value of derivatives that are not designated as hedges are recognized currently in earnings. Derivatives may be designated as hedges of expected future cash flows or forecasted transactions (cash flow hedges) or hedges of firm commitments (fair value hedges). The effective portion of changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of other comprehensive income (loss). Amounts included in accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in fair value of derivatives designated as cash flow hedges is recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recognized currently in earnings. The change in fair value of the related hedged commitment is recorded as an adjustment to its carrying amount and recognized currently in earnings.

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

Changes in Accounting Policies

The FASB Accounting Standards Codification (ASC) became effective on July 1, 2009. The ASC combined multiple sources of authoritative accounting literature into a single source of authoritative GAAP organized by accounting topic. Since the ASC was not intended to change existing GAAP, the only impact on the Corporation’s financial statements was that specific references to accounting principles have been changed to refer to the ASC.

Effective January 1, 2009, the Corporation adopted the FASB accounting standard for the accounting for and reporting of noncontrolling interests in a consolidated subsidiary (ASC 810 — Consolidation, originally issued as FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). As required, the Corporation retrospectively applied the presentation and disclosure requirements of this standard. At December 31, 2009 and December 31, 2008 noncontrolling interests of $144 million and $84 million, respectively, have been classified as a component of equity. Prior to adoption, noncontrolling interests were classified in Other liabilities. Net income (loss) attributable to the noncontrolling interests must also be separately reported in the Statement of Consolidated Income. Certain other amounts in the consolidated financial statements and footnotes have been reclassified to conform with the presentation requirements of this standard.

Effective January 1, 2009, the Corporation adopted the FASB accounting standard that expanded the qualitative, quantitative and credit risk disclosure requirements related to an entity’s use of derivative instruments (ASC 815 — Derivatives and Hedging, originally issued as FAS 161, Disclosures about Derivative Instruments and Hedging Activities). See Note 14, Risk Management and Trading Activities, for these disclosures.

Effective January 1, 2009, the Corporation also adopted the FASB staff position that requires the application of the fair value measurement and disclosure provisions to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis (ASC 820 — Fair Value Measurements and Disclosures, originally issued as FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157). Such fair value measurements are determined based on the same fair value hierarchy of inputs required to measure the fair value of financial assets and liabilities. The impact of this accounting standard was not material to the Corporation’s consolidated financial statements.

Effective June 30, 2009, the Corporation adopted the FASB accounting standard which provides guidance on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (ASC 855 — Subsequent Events, originally issued as FAS 165, Subsequent Events). The adoption of this standard did not impact the Corporation’s existing practice of evaluating subsequent events through the date the financial statements are issued.

In January 2010, the FASB adopted an accounting standards update (ASU) Extractive Activities — Oil and Gas (ASC 932 — Oil and Gas Reserve Estimation and Disclosures) which is effective for financial statements for the year ended December 31, 2009 and amends the requirements for oil and gas reserve estimation and disclosures. The objective of the ASU was to align accounting standards with the previously issued SEC requirements on oil and gas reserve estimation and disclosure. The main provisions of the ASU are to expand the definition of oil and gas producing activities to include the extraction of resources which are saleable as synthetic oil or gas, to change the price assumption used for reserve estimation and future cash flows to a twelve month average from the year-end price and to amend the geographic disclosure requirements for reporting reserves and other supplementary oil and gas data. See the Supplementary Oil and Gas Data for these disclosures.

Recently Issued Accounting Standards

In June 2009, the FASB amended existing accounting standards to eliminate the concept of a qualifying special-purpose entity (ASC 860 — Transfers and Servicing, originally issued as FAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140), which did not require consolidation under existing GAAP. The FASB also amended existing accounting standards to limit the circumstances in which transferred financial assets should be derecognized (ASC 810 — Consolidation, originally issued as FAS 167, Amendments to FASB Interpretation No. FIN 46(R)). The amended standards require additional analysis of variable interest entities to determine if consolidation is necessary. The adoption of these standards will not have a material impact on the Corporation’s financial statements. As required, the Corporation will adopt the provisions of these standards effective January 1, 2010.

Environment, Health and Safety

The Corporation has a values-based, socially-responsible strategy focused on improving environment, health and safety performance and making a positive impact on communities where it does business. The strategy is reflected in the Corporation’s environment, health, safety and social responsibility (EHS & SR) policies and by environment and safety management systems that help protect the Corporation’s workforce, customers and local communities. The Corporation’s management systems are designed to uphold or exceed international standards and are intended to promote internal consistency, adherence to policy objectives and continual improvement in EHS & SR performance. Improved performance may, in the short-term, increase the Corporation’s operating costs and could also require increased capital expenditures to reduce potential risks to assets, reputation and license to operate. In addition to enhanced EHS & SR performance, improved productivity and operational efficiencies may be realized as collateral benefits from investments in EHS & SR. The Corporation has programs in place to evaluate regulatory compliance, audit facilities, train employees, prevent and manage risks and emergencies and to generally meet corporate EHS & SR goals.

The Corporation and HOVENSA produce and the Corporation distributes fuel oils in the United States. Proposals by state regulatory agencies and legislatures have been made that would require a lower sulfur content of fuel oils. If adopted, these proposals could require capital expenditures by the Corporation and HOVENSA to meet the required sulfur content standards.

As described in Item 3, Legal Proceedings, in 2003 the Corporation and HOVENSA began discussions with the U.S. EPA regarding the EPA’s Petroleum Refining Initiative (PRI). The PRI is an ongoing program that is designed to reduce certain air emissions at all U.S. refineries. Since 2000, the EPA has entered into settlements addressing these emissions with petroleum refining companies that control over 90% of the domestic refining capacity. Negotiations with the EPA are continuing and substantial progress has been made toward resolving this matter for both the Corporation and HOVENSA. While the effect on the Corporation of the Petroleum Refining Initiative cannot be estimated until a final settlement is reached and entered by a court, additional significant future capital expenditures and operating expenses will likely be incurred by HOVENSA over a number of years. The amount of penalties, if any, is not expected to be material.

The Corporation has undertaken a program to assess, monitor and reduce the emission of greenhouse gases, including carbon dioxide and methane. The Corporation recognizes that climate change is a global environmental concern. The Corporation is committed to the responsible management of greenhouse gas emissions from our existing assets and future developments and is implementing a strategy to control our carbon emissions.

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

The Corporation accrues for environmental assessment and remediation expenditures for known sites when the future costs are probable and reasonably estimable. At year-end 2009, the Corporation’s reserve for estimated environmental liabilities was approximately $55 million. The Corporation’s environmental assessment and remediation expenditures were approximately $11 million in each of the years 2009, 2008 and 2007. The Corporation expects that existing reserves for environmental liabilities are sufficient for costs to assess and remediate known sites. The Corporation anticipates capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, of approximately $50 million in 2010.

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

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the price of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas and refined products. The following describes how these risks are controlled and managed.

Controls:  The Corporation maintains a control environment under the direction of its chief risk officer and through its corporate risk policy, which the Corporation’s senior management has approved. Controls include volumetric, term and value-at-risk limits. The chief risk officer must approve the use of new instruments or commodities. Risk limits are monitored and reported on daily to business units and to senior management. The Corporation’s risk management department also performs independent verifications of sources of fair values and validations of valuation models. These controls apply to all of the Corporation’s risk management and trading activities, including the consolidated trading partnership. The Corporation’s treasury department is responsible for administering foreign exchange rate and interest rate hedging programs.

The Corporation uses value-at-risk to monitor and control commodity risk within its trading and risk management activities. The value-at-risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. Results may vary from time to time as strategies change in trading activities or hedging levels change in risk management activities.

Instruments:  The Corporation primarily uses forward commodity contracts, foreign exchange forward contracts, futures, swaps, options and energy commodity based securities in its risk management and trading activities. These contracts are generally widely traded instruments with standardized terms. The following describes these instruments and how the Corporation uses them:

•	Forward Commodity Contracts: The Corporation enters into contracts for the forward purchase and sale of commodities. At settlement date, the notional value of the contract is exchanged for physical delivery of the commodity. Forward contracts that are deemed normal purchase and sale contracts are excluded from the quantitative market risk disclosures.

•	Forward Foreign Exchange Contracts: The Corporation enters into forward contracts primarily for the British pound, the Euro, and the Thai Baht, which commit the Corporation to buy or sell a fixed amount of these currencies at a predetermined exchange rate on a future date.

•	Exchange Traded Contracts: The Corporation uses exchange traded contracts, including futures, on a number of different underlying energy commodities. These contracts are settled daily with the relevant exchange and may be subject to exchange position limits.

•	Swaps: The Corporation uses financially settled swap contracts with third parties as part of its hedging and trading activities. Cash flows from swap contracts are determined based on underlying commodity prices and are typically settled over the life of the contract.

•	Options: Options on various underlying energy commodities include exchange traded and third party contracts and have various exercise periods. As a seller of options, the Corporation receives a premium at the outset and bears the risk of unfavorable changes in the price of the commodity underlying the option. As a purchaser of options, the Corporation pays a premium at the outset and has the right to participate in the favorable price movements in the underlying commodities. These premiums are a component of the fair value of the options.

•	Energy Securities: Energy securities include energy related equity or debt securities issued by a company or government or related derivatives on these securities.

Risk Management Activities

Energy marketing activities:  In its energy marketing activities, the Corporation sells refined petroleum products, natural gas and electricity principally to commercial and industrial businesses at fixed and floating prices for varying periods of time. Commodity contracts such as futures, forwards, swaps and options together with physical assets, such as storage, are used to obtain supply and reduce margin volatility or lower costs related to sales contracts with customers.

Corporate risk management:  Corporate risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas produced by the Corporation or to reduce exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to reduce risk in the selling price of a portion of the Corporation’s crude oil or natural gas production. Forward contracts may also be used to purchase certain currencies in which the Corporation does business with the intent of reducing exposure to foreign currency fluctuations. Interest rate swaps may also be used, generally to convert fixed rate interest payments to floating.

The Corporation uses foreign exchange contracts to reduce its exposure to fluctuating foreign exchange rates by entering into formal contracts for various currencies including the British pound, the Euro and the Thai baht. At December 31, 2009 the Corporation had a payable of $16 million related to foreign exchange contracts maturing in 2010. The fair value of the foreign exchange contracts was also a payable of $16 million at December 31, 2009. The change in fair value of the foreign exchange contracts from a 20% strengthening of the US dollar exchange rate is estimated to be approximately $172 million at December 31, 2009.

The Corporation’s debt of $4,467 million has a fair value of $5,073 million at December 31, 2009. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $120 million at December 31, 2009.

Value at risk

Following is the value at risk for the Corporation’s energy marketing and risk management activities:

	2009	2008
	(Millions of dollars)

At December 31	$8	$13
Average	10	90
High	13	140
Low	8	13

Trading Activities

Trading activities are conducted principally through a trading partnership in which the Corporation has a 50% voting interest. This consolidated entity intends to generate earnings through various strategies primarily using energy commodities, securities and derivatives. The Corporation also takes trading positions for its own account.

Following is the value at risk for the Corporation’s trading activities:

	2009	2008
	(Millions of dollars)

At December 31	$9	$17
Average	12	13
High	15	17
Low	9	11

Derivative trading transactions are marked-to-market and unrealized gains or losses are reflected in income currently. Gains or losses from sales of physical products are recorded at the time of sale. Total realized gains (losses) on trading activities amounted to $642 million in 2009 and $(317) million in 2008. The following table provides an assessment of the factors affecting the changes in fair value of trading activities and represents 100% of the trading partnership and other trading activities.

	2009	2008
	(Millions of dollars)

Fair value of contracts outstanding at the beginning of the year	$864	$154
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at the end of the year	(6)	(257)
Reversal of fair value for contracts closed during the year	(534)	42
Fair value of contracts entered into during the year and still outstanding	(214)	925

Fair value of contracts outstanding at the end of the year	$110	$864

The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at December 31, 2009:

					2013 and
	Total	2010	2011	2012	Beyond
	(Millions of dollars)

Source of fair value
Level 1	$(86)	$(97)	$7	$2	$2
Level 2	147	103	59	(13)	(2)
Level 3	49	35	17	8	(11)

Total	$110	$41	$83	$(3)	$(11)

The following table summarizes the receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at December 31:

	2009	2008
	(Millions of dollars)

Investment grade determined by outside sources	$232	$263
Investment grade determined internally*	120	133
Less than investment grade	61	58

Fair value of net receivables outstanding at the end of the year	$413	$454

*	Based on information provided by counterparties and other available sources.

Item 8.	Financial Statements and Supplementary Data

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

*	Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, as stated in their report, which is included herein.

By	/s/ John P. Rielly	By	/s/ John B. Hess

	John P. Rielly		John B. Hess
	Senior Vice President and		Chairman of the Board and
	Chief Financial Officer		Chief Executive Officer

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hess Corporation

We have audited Hess Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hess Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Hess Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hess Corporation and consolidated subsidiaries as of December 31, 2009 and 2008, and the related statements of consolidated income, cash flows, and equity and comprehensive income of Hess Corporation and consolidated subsidiaries for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

February 26, 2010
New York, New York

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hess Corporation

We have audited the accompanying consolidated balance sheet of Hess Corporation and consolidated subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related statements of consolidated income, cash flows, and equity and comprehensive income for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hess Corporation and consolidated subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted new oil and gas reserve estimation and disclosure requirements effective December 31, 2009. Also, as discussed in Note 1 to the consolidated financial statements, the Corporation adopted the guidance originally issued in Financial Accounting Standards Board (“FASB”) Financial Accounting Standard 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB Accounting Standards Codification Topic 810, Consolidation), effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hess Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

February 26, 2010
New York, New York

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2009	2008
	(Millions of dollars; thousands of shares)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,362	$908
Accounts receivable
Trade	3,650	4,059
Other	274	238
Inventories	1,438	1,308
Other current assets	1,263	819

Total current assets	7,987	7,332

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	681	919
Other	232	208

Total investments in affiliates	913	1,127

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	29,871	27,437
Less reserves for depreciation, depletion, amortization and lease impairment	13,244	11,166

Property, plant and equipment — net	16,627	16,271

GOODWILL	1,225	1,225
DEFERRED INCOME TAXES	2,409	2,292
OTHER ASSETS	304	342

TOTAL ASSETS	$29,465	$28,589

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$4,223	$5,045
Accrued liabilities	1,954	1,905
Taxes payable	525	637
Current maturities of long-term debt	148	143

Total current liabilities	6,850	7,730

LONG-TERM DEBT	4,319	3,812
DEFERRED INCOME TAXES	2,222	2,241
ASSET RETIREMENT OBLIGATIONS	1,234	1,164
OTHER LIABILITIES AND DEFERRED CREDITS	1,312	1,251

Total liabilities	15,937	16,198

EQUITY
Common stock, par value $1.00
Authorized: 600,000 shares
Issued: 2009 — 327,229 shares; 2008 — 326,133 shares	327	326
Capital in excess of par value	2,481	2,347
Retained earnings	12,251	11,642
Accumulated other comprehensive income (loss)	(1,675)	(2,008)

Total Hess Corporation stockholders’ equity	13,384	12,307
Noncontrolling interests	144	84

Total equity	13,528	12,391

TOTAL LIABILITIES AND EQUITY	$29,465	$28,589

The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	Years Ended December 31,
	2009	2008	2007
	(Millions of dollars, except per share data)

REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$29,614	$41,134	$31,727
Equity in income (loss) of HOVENSA L.L.C.	(229)	44	176
Gain on asset sales	—	—	21
Other, net	184	(115)	80

Total revenues and non-operating income	29,569	41,063	32,004

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	20,961	29,567	22,532
Production expenses	1,805	1,872	1,581
Marketing expenses	1,008	1,025	944
Exploration expenses, including dry holes and lease impairment	829	725	515
Other operating expenses	183	209	161
General and administrative expenses	647	672	614
Interest expense	360	267	256
Depreciation, depletion and amortization	2,254	2,029	1,576

Total costs and expenses	28,047	36,366	28,179

INCOME BEFORE INCOME TAXES	1,522	4,697	3,825
Provision for income taxes	715	2,340	1,872

NET INCOME	$807	$2,357	$1,953
Less: Net income (loss) attributable to noncontrolling interests	67	(3)	121

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$740	$2,360	$1,832

BASIC NET INCOME PER SHARE	$2.28	$7.35	$5.86
DILUTED NET INCOME PER SHARE	$2.27	$7.24	$5.74
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	326.0	325.8	319.3

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$807	$2,357	$1,953
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,254	2,029	1,576
Exploratory dry hole costs	267	210	65
Lease impairment	231	125	102
Pre-tax gain on asset sales	—	—	(21)
Benefit for deferred income taxes	(438)	(57)	(33)
Distributed earnings of HOVENSA L.L.C., net	229	6	124
Stock compensation expense	128	119	87
Changes in other operating assets and liabilities:
(Increase) decrease in accounts receivable	320	357	(783)
Increase in inventories	(137)	(56)	(254)
Increase (decrease) in accounts payable and accrued liabilities	(542)	(252)	597
Increase (decrease) in taxes payable	(81)	61	134
Changes in other assets and liabilities	8	(211)	80

Net cash provided by operating activities	3,046	4,688	3,627

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,918)	(4,438)	(3,578)
Proceeds from asset sales	—	—	93
Payments received on notes receivable	15	61	61
Other, net	(21)	(67)	(50)

Net cash used in investing activities	(2,924)	(4,444)	(3,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings of debt with maturities of 90 days or less	(850)	30	202
Debt with maturities of greater than 90 days
Borrowings	1,991	—	32
Repayments	(694)	(62)	(26)
Cash dividends paid	(131)	(130)	(127)
Payments to noncontrolling interests, net	(2)	(121)	(121)
Employee stock options exercised, including income tax benefits	18	340	111

Net cash provided by (used in) financing activities	332	57	71

NET INCREASE IN CASH AND CASH EQUIVALENTS	454	301	224
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	908	607	383

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,362	$908	$607

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital in		Other	Total Hess
	Common	Excess	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	of Par	Earnings	Income (Loss)	Equity	Interests	Equity
	(Millions of dollars)

Balance at January 1, 2007	$315	$1,689	$7,707	$(1,564)	$8,147	$229	$8,376
Net Income			1,832		1,832	121	1,953
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income				325	325	—	325
Net change in fair value of cash flow hedges				(659)	(659)	—	(659)
Change in post retirement plan liabilities, after tax				17	17	—	17
Change in foreign currency translation adjustment and other				40	40	(3)	37

Total Comprehensive Income					1,555	118	1,673
Activity related to restricted common stock awards, net	1	50	—	—	51	—	51
Employee stock options, including income tax benefits	5	143	—	—	148	—	148
Cash dividends declared	—	—	(127)	—	(127)	—	(127)
Payments to noncontrolling interests, net	—	—	—	—	—	(121)	(121)

Balance at December 31, 2007	321	1,882	9,412	(1,841)	9,774	226	10,000

Net Income			2,360		2,360	(3)	2,357
Deferred gain (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income				311	311	—	311
Net change in fair value of cash flow hedges				(310)	(310)	—	(310)
Effect of adoption of fair value measurements accounting standards				193	193	—	193
Change in post retirement plan liabilities, after tax				(241)	(241)	—	(241)
Change in foreign currency translation adjustment and other				(120)	(120)	(18)	(138)

Total Comprehensive Income					2,193	(21)	2,172
Activity related to restricted common stock awards, net	1	145	—	—	146	—	146
Employee stock options, including income tax benefits	4	320	—	—	324	—	324
Cash dividends declared	—	—	(130)	—	(130)	—	(130)
Payments to noncontrolling interests, net	—	—	—	—	—	(121)	(121)

Balance at December 31, 2008	326	2,347	11,642	(2,008)	12,307	84	12,391

Net Income			740		740	67	807
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income				963	963	—	963
Net change in fair value of cash flow hedges				(729)	(729)	—	(729)
Change in post retirement plan liabilities, after tax				(6)	(6)	—	(6)
Change in foreign currency translation adjustment and other				105	105	(5)	100

Total Comprehensive Income					1,073	62	1,135
Activity related to restricted common stock awards, net	1	61	—	—	62	—	62
Employee stock options, including income tax benefits	—	73	—	—	73	—	73
Cash dividends declared	—	—	(131)	—	(131)	—	(131)
Payments to noncontrolling interests, net	—	—	—	—	—	(2)	(2)

Balance at December 31, 2009	$327	$2,481	$12,251	$(1,675)	$13,384	$144	$13,528

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business:  Hess Corporation and its subsidiaries (the Corporation) engage in the exploration for and the development, production, purchase, transportation and sale of crude oil and natural gas. These activities are conducted principally in Algeria, Australia, Azerbaijan, Brazil, Colombia, Denmark, Egypt, Equatorial Guinea, Gabon, Ghana, Indonesia, Libya, Malaysia, Norway, Peru, Russia, Thailand, the United Kingdom and the United States. In addition, the Corporation manufactures, purchases, transports, markets and trades, refined petroleum and other energy products. The Corporation owns 50% of HOVENSA L.L.C. (HOVENSA), a refinery joint venture in the United States Virgin Islands. An additional refining facility, terminals and retail gasoline stations, most of which include convenience stores, are located on the East Coast of the United States.

In preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the income statement. Actual results could differ from those estimates. Among the estimates made by management are oil and gas reserves, asset valuations, depreciable lives, pension liabilities, legal and environmental obligations, asset retirement obligations and income taxes. In the preparation of these financial statements, the Corporation has evaluated subsequent events through the date the financial statements are issued.

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

Revenue Recognition:  The Corporation recognizes revenues from the sale of crude oil, natural gas, petroleum products and other merchandise when title passes to the customer. Sales are reported net of excise and similar taxes in the Statement of Consolidated Income. The Corporation recognizes revenues from the production of natural gas properties based on sales to customers. Differences between E&P natural gas volumes sold and the Corporation’s share of natural gas production are not material. Revenues from natural gas and electricity sales by the Corporation’s marketing operations are recognized based on meter readings and estimated deliveries to customers since the last meter reading.

In its exploration and production activities, the Corporation enters into crude oil purchase and sale transactions with the same counterparty that are entered into in contemplation of one another for the primary purpose of changing location or quality. Similarly, in its marketing activities, the Corporation enters into refined product purchase and sale transactions with the same counterparty. These arrangements are reported net in Sales and other operating revenues in the Statement of Consolidated Income.

Derivatives:  The Corporation utilizes derivative instruments for both risk management and trading activities. In risk management activities, the Corporation uses futures, forwards, options and swaps, individually or in combination, to mitigate its exposure to fluctuations in prices of crude oil, natural gas, refined products and electricity, as well as changes in interest and foreign currency exchange rates. In trading activities, the Corporation, principally through a consolidated partnership, trades energy commodities derivatives, including futures, forwards, options and swaps based on expectations of future market conditions.

All derivative instruments are recorded at fair value in the Corporation’s balance sheet. The Corporation’s policy for recognizing the changes in fair value of derivatives varies based on the designation of the derivative. The changes in fair value of derivatives that are not designated as hedges are recognized currently in earnings.

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

Depreciation, Depletion and Amortization:  The Corporation records depletion expense for acquisition costs of proved properties using the units of production method over proved oil and gas reserves. Depreciation and depletion expense for oil and gas production equipment and wells is calculated using the units of production method over proved developed oil and gas reserves. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors. Depreciation of all other plant and equipment is determined on the straight-line method based on estimated useful lives. Retail gas stations and equipment related to a leased property, are depreciated over the estimated useful lives not to exceed the remaining lease period. The Corporation records the cost of acquired customers in its energy marketing activities as intangible assets and amortizes these costs on the straight-line method over the expected renewal period based on historical experience.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets:  The Corporation reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. If the carrying amounts are not expected to be recovered by undiscounted future cash flows, the assets are impaired and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets generally determined by discounting anticipated future net cash flows. In the case of oil and gas fields, the net present value of future cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes and discounted at a risk-adjusted rate. The projected production volumes represent reserves, including probable reserves, expected to be produced based on a stipulated amount of capital expenditures. The production volumes, prices and timing of production are consistent with internal projections and other externally reported information. Oil and gas prices used for determining asset impairments will generally differ from the average prices used in the standardized measure of discounted future net cash flows.

Impairment of Equity Investees:  The Corporation reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred. The amount of the impairment is based on quoted market prices, where available, or other valuation techniques.

Impairment of Goodwill:  Goodwill is tested for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. This impairment test is calculated at the reporting unit level, which for the Corporation’s goodwill is the Exploration and Production operating segment. The Corporation identifies potential impairments by comparing the fair value of the reporting unit to its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the Corporation calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, an impairment would be recorded.

Income Taxes:  Deferred income taxes are determined using the liability method. The Corporation regularly assesses the realizability of deferred tax assets, based on estimates of future taxable income, the availability of tax planning strategies, the existence of appreciated assets, the available carryforward periods for net operating losses and other factors. If it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount expected to be realized. In addition, the Corporation recognizes the financial statement effect of a tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination. Additionally, the Corporation has income taxes which have been deferred on intercompany transactions eliminated in consolidation related to transfers of property, plant and equipment remaining within the consolidated group. The amortization of these income taxes deferred on intercompany transactions will occur ratably with the recovery through depletion and depreciation of the carrying value of these assets. The Corporation does not provide for deferred U.S. income taxes for that portion of undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. The Corporation classifies interest and penalties associated with uncertain tax positions as income tax expense.

Fair Value Measurements:  The Corporation adopted a new accounting standard for fair value measurements, effective January 1, 2008 (ASC 820 — Fair Value Measurements and Disclosures, originally issued as FAS 157, Fair Value Measurements). The standard establishes a hierarchy for the inputs used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability is based on the lowest significant input level within this fair value hierarchy.

Fair value measurements based on Level 1 inputs:  Measurements that are most observable are based on quoted prices of identical instruments obtained from the principal markets in which they are traded. Closing prices are both readily available and representative of fair value. Market transactions occur with sufficient

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The impact of adopting the fair value measurements standard was not material to the Corporation’s results of operations. Upon adoption in 2008, the Corporation recorded a reduction in the net deferred hedge losses reflected in Accumulated other comprehensive income, which increased equity by $193 million, after income taxes.

Effective December 31, 2008, the Corporation applied the provisions of a new accounting standard for the accounting for liabilities measured at fair value with a third-party credit enhancement (ASC 820 — Fair Value Measurements and Disclosures, originally issued as Emerging Issues Task Force 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement). Upon adoption, the Corporation revalued certain derivative liabilities collateralized by letters of credit to reflect the Corporation’s credit rating rather than the credit rating of the issuing bank. The adoption resulted in an increase in Sales and other operating revenues of approximately $13 million and an increase in Accumulated other comprehensive income of approximately $78 million, with a corresponding decrease in derivative liabilities recorded within Accounts payable.

Retirement Plans:  The Corporation recognizes the underfunded status of defined benefit postretirement plans on the balance sheet. For the Corporation’s pension plans, the underfunded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. The Corporation recognizes the net changes in the funded status of these plans in the year in which such changes occur.

Share-Based Compensation:  The fair value of all share-based compensation is expensed and recognized on a straight-line basis over the vesting period of the awards.

Foreign Currency Translation:  The U.S. dollar is the functional currency (primary currency in which business is conducted) for most foreign operations. Adjustments resulting from translating monetary assets and liabilities that are denominated in a non-functional currency into the functional currency are recorded in Other, net within Sales and other operating revenues in the Statement of Consolidated Income. For operations that do not use the U.S. dollar as the functional currency, adjustments resulting from translating foreign currency assets and liabilities into U.S. dollars are recorded in a separate component of equity titled Accumulated other comprehensive income (loss).

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

Changes in Accounting Policies:  The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. The ASC combined multiple sources of authoritative accounting literature into a single source of authoritative GAAP organized by accounting topic. Since the ASC was not intended to change existing GAAP, the only impact on the Corporation’s financial statements was that specific references to accounting principles have been changed to refer to the ASC.

Effective January 1, 2009, the Corporation adopted the FASB accounting standard for the accounting for and reporting of noncontrolling interests in a consolidated subsidiary (ASC 810 — Consolidation, originally issued as FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). As required, the Corporation retrospectively applied the presentation and disclosure requirements of this standard. At December 31, 2009 and December 31, 2008, noncontrolling interests of $144 million and $84 million, respectively, have been classified as a component of equity. Prior to adoption, noncontrolling interests were classified in Other liabilities. Net income (loss) attributable to the noncontrolling interests must also be separately reported in the Statement of Consolidated Income. Certain other amounts in the consolidated financial statements and footnotes have been reclassified to conform with the presentation requirements of this standard.

Effective January 1, 2009, the Corporation adopted the FASB accounting standard that expanded the qualitative, quantitative and credit risk disclosure requirements related to an entity’s use of derivative instruments (ASC 815 — Derivatives and Hedging, originally issued as FAS 161, Disclosures about Derivative Instruments and Hedging Activities). See Note 14, Risk Management and Trading Activities, for these disclosures.

Effective January 1, 2009, the Corporation also adopted the FASB staff position that requires the application of the fair value measurement and disclosure provisions to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis (ASC 820 — Fair Value Measurements and Disclosures, originally issued as FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157). Such fair value measurements are determined based on the same fair value hierarchy of inputs required to measure the fair value of financial assets and liabilities. The impact of this accounting standard was not material to the Corporation’s consolidated financial statements.

Effective June 30, 2009, the Corporation adopted the FASB accounting standard which provides guidance on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (ASC 855 — Subsequent Events, originally issued as FAS 165, Subsequent Events). The adoption of this standard did not impact the Corporation’s existing practice of evaluating subsequent events through the date the financial statements are issued.

In January 2010, the FASB adopted an accounting standards update (ASU) Extractive Activities — Oil and Gas (ASC 932) Oil and Gas Reserve Estimation and Disclosures, which is effective for year-end 2009 reporting and amends the requirements for oil and gas reserve estimation and disclosures. The objective of the ASU was to align accounting standards with the previously issued Securities and Exchange Commission (SEC) requirements on oil and gas reserve estimation and disclosure. The main provisions of the ASU are to expand the definition of oil and gas producing activities to include the extraction of resources which are saleable as synthetic oil or gas, to change the price assumption used for reserve estimation and future cash flows to a twelve month average from the year-end price and to amend the geographic disclosure requirements for reporting reserves and other supplementary oil and gas data. See the Supplementary Oil and Gas Data for these disclosures.

Recently Issued Accounting Standards:  In June 2009, the FASB amended existing accounting standards to eliminate the concept of a qualifying special-purpose entity (ASC 860 — Transfers and Servicing, originally issued as FAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140), which did not require consolidation under existing GAAP. The FASB also amended existing standards to limit the circumstances in which transferred financial assets should be derecognized (and ASC 810 — Consolidation, originally issued as FAS 167, Amendments to FASB Interpretation No. FIN 46(R)). The amended standards require

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional analysis of variable interest entities to determine if consolidation is necessary. The adoption of these standards will not have a material impact on the Corporation’s financial statements. As required, the Corporation will adopt the provisions of these standards effective January 1, 2010.

2.	Acquisitions and Divestitures

2009:  The Corporation acquired for $74 million a 50% interest in Blocks PM301 and PM302 in Malaysia, which are adjacent to Block A-18 of the Joint Development Area of Malaysia/Thailand (JDA) and contain an extension of the Bumi Field. The Corporation also acquired 37 previously leased retail gasoline stations, primarily through the assumption of $65 million of fixed rate notes.

2008:  The Corporation acquired the remaining 22.5% interest in its Gabonese subsidiary for $285 million, of which $210 million was allocated to proved properties. The Corporation expanded its energy marketing business by acquiring fuel oil, natural gas, and electricity customer accounts, and a terminal and related assets, for an aggregate of approximately $100 million.

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

The Corporation completed the sale of its interests in the Scott and Telford fields located in the United Kingdom North Sea for $93 million and recorded a gain of $21 million ($15 million after income taxes) that is included in Other, net in the Statement of Consolidated Income.

3.	Inventories

Inventories at December 31 are as follows:

	2009	2008
	(Millions of dollars)

Crude oil and other charge stocks	$424	$383
Refined products and natural gas	1,429	988
Less: LIFO adjustment	(815)	(500)

	1,038	871
Merchandise, materials and supplies	400	437

Total	$1,438	$1,308

The percentage of LIFO inventory to total crude oil, refined products and natural gas inventories was 64% and 60% at December 31, 2009 and 2008, respectively. In 2009, the Corporation recorded a pre-tax charge of $25 million ($18 million after income taxes) to write down materials inventories in Equatorial Guinea and the United States, the majority of which was recorded in Production expenses. During 2007, the Corporation reduced LIFO inventories, which are carried at lower costs than current inventory costs. The effect of the LIFO inventory liquidation was to decrease Cost of products sold by approximately $38 million ($24 million after income taxes).

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

The Corporation has an investment in HOVENSA L.L.C., a 50% joint venture with Petroleos de Venezuela, S.A. (PDVSA), which is accounted for using the equity method. HOVENSA owns and operates a refinery in the U.S. Virgin Islands. Summarized financial information for HOVENSA as of December 31 and for the years then ended follows:

	2009	2008	2007
	(Millions of dollars)

Summarized Balance Sheet, at December 31
Cash and cash equivalents	$78	$75	$279
Other current assets	580	664	1,183
Net fixed assets	2,080	2,136	2,181
Other assets	33	58	62
Current liabilities	(953)	(679)	(1,459)
Long-term debt	(356)	(356)	(356)
Deferred liabilities and credits	(137)	(104)	(75)

Members’ equity	$1,325	$1,794	$1,815

Summarized Income Statement, for the years ended December 31
Total revenues	$10,085	$17,518	$13,439
Costs and expenses	(10,536)	(17,423)	(13,082)

Net income (loss)	$(451)	$95	$357

Hess Corporation’s share*	$(229)	$44	$176

Summarized Cash Flow Statement, for the years ended December 31
Net cash provided by (used in):
Operating activities	$87	$(20)	$654
Investing activities	(84)	(85)	(165)
Financing activities	—	(99)	(500)

Net increase (decrease) in cash and cash equivalents	$3	$(204)	$(11)

*	Before Virgin Islands income taxes, which were recorded in the Corporation’s income tax provision.

The Corporation received cash distributions from HOVENSA of $50 million in 2008 and $300 million during 2007.

The Corporation guarantees the payment of up to 50% of the value of HOVENSA’s crude oil purchases from certain suppliers other than PDVSA. The guarantee amounted to $121 million at December 31, 2009. This amount fluctuates based on the volume of crude oil purchased and the related crude oil prices. In addition, the Corporation has agreed to provide funding up to $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

Property, plant and equipment at December 31 consists of the following:

	2009	2008
	(Millions of dollars)

Exploration and Production
Unproved properties	$2,347	$2,265
Proved properties	3,121	3,009
Wells, equipment and related facilities	22,118	20,058

	27,586	25,332
Marketing, Refining and Corporate	2,285	2,105

Total — at cost	29,871	27,437
Less: reserves for depreciation, depletion, amortization and lease impairment	13,244	11,166

Property, plant and equipment — net	$16,627	$16,271

In December 2009, the Corporation agreed to a strategic exchange of all of its interests in Gabon and the Clair Field in the United Kingdom for additional interests in the Valhall and Hod fields offshore Norway. The transaction, which has an effective date of January 1, 2010, is subject to various regulatory and other approvals. In addition, the partners are in discussions regarding the applicability of pre-emption to this transaction. In January 2010, the Corporation completed the sale of its interest in the Jambi Merang Field in Indonesia. The Corporation has classified its interests in Gabon, the Clair Field and Jambi Merang Field as assets held for sale. At December 31, 2009, the carrying amount of these assets totaling $717 million were reported in Other current assets, and asset retirement obligations and deferred income taxes totaling $254 million were reported in Accrued liabilities.

The Corporation recorded asset impairments totaling $52 million ($26 million after income taxes) in 2009, $30 million ($17 million after income taxes) in 2008, and $112 million ($56 million after income taxes) in 2007. These impairments are reflected in Depreciation, depletion and amortization.

The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31, and the changes therein during the respective years:

	2009	2008	2007
	(Millions of dollars)

Beginning balance at January 1	$1,094	$608	$399
Additions to capitalized exploratory well costs pending the determination of proved reserves	433	560	229
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(16)	(67)	(20)
Capitalized exploratory well costs charged to expense	(74)	(7)	—

Ending balance at December 31	$1,437	$1,094	$608

Number of wells at end of year	53	45	30

The preceding table excludes exploratory dry hole costs of $193 million, $203 million and $65 million in 2009, 2008 and 2007, respectively, which were incurred and subsequently expensed in the same year.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, exploratory drilling costs capitalized in excess of one year past completion of drilling were as follows (in millions):

2008	$468
2007	109
2006	215
2003 to 2005	56

$848

The capitalized well costs in excess of one year relate to 15 projects. Approximately 72% of the capitalized well costs in excess of one year relate to the Pony and Tubular Bells projects in the deepwater Gulf of Mexico where development planning is underway. In addition, the Corporation plans to drill another appraisal well at Pony in 2010. Approximately 12% of the costs in excess of one year relate to Western Australia (WA-390-P) where further drilling is planned in 2010. The remainder of the costs relate to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

6.	Asset Retirement Obligations

The following table describes changes to the Corporation’s asset retirement obligations:

	2009	2008
	(Millions of dollars)

Asset retirement obligations at January 1	$1,214	$1,055
Liabilities incurred	14	35
Liabilities settled or disposed of	(58)	(56)
Accretion expense	72	67
Revisions	(23)	309
Foreign currency translation	78	(196)

Asset retirement obligations at December 31	1,297	1,214
Less: current obligations	63	50

Long-term obligations at December 31	$1,234	$1,164

Revisions are primarily attributable to changes in service and equipment costs in the oil and gas industry.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt

Long-term debt at December 31 consists of the following:

	2009	2008
	(Millions of dollars)

Revolving credit facility	$—	$350
Asset-backed credit facility	—	500
Fixed rate debentures:
7.4% due 2009	—	104
6.7% due 2011	116	662
7.0% due 2014	250	—
8.1% due 2019	997	—
7.9% due 2029	694	694
7.3% due 2031	746	745
7.1% due 2033	598	598
6.0% due 2040	744	—

Total fixed rate debentures	4,145	2,803
Fixed rate notes, weighted average rate 8.5%, due through 2023	154	108
Project lease financing, weighted average rate 5.1%, due through 2014	113	132
Pollution control revenue bonds, weighted average rate 5.9%, due through 2034	53	53
Other loans, weighted average rate 9.0%, due through 2019	2	9

	4,467	3,955
Less: amount included in current maturities	148	143

Total	$4,319	$3,812

In February 2009, the Corporation issued $250 million of 5 year senior unsecured notes with a coupon of 7% and $1 billion of 10 year senior unsecured notes with a coupon of 8.125%. The majority of the proceeds were used to repay debt under the revolving credit facility and outstanding borrowings on other credit facilities. In December 2009, the Corporation issued $750 million of 30 year bonds with a coupon of 6% and tendered for the $662 million of bonds due in August 2011. The Corporation completed the purchase of $546 million of the 2011 bonds in December 2009. The Corporation recorded a charge of $54 million related to the repurchase in Other, net within the Statement of Consolidated Income ($34 million after income taxes). The remaining $116 million of the 2011 bonds, classified as Current maturities of long term debt at December 31, 2009, was redeemed in January 2010, resulting in a charge of approximately $11 million ($7 million after income taxes).

The aggregate long-term debt maturing during the next five years is as follows (in millions): 2010 — $148 (included in current liabilities); 2011 — $32; 2012 — $34; 2013 — $37 and 2014 — $333.

At December 31, 2009, the Corporation’s fixed rate debentures have a principal amount of $4,166 million ($4,145 million net of unamortized discount). Interest rates on the outstanding fixed rate debentures have a weighted average rate of 7.3%.

The Corporation has a $3.0 billion syndicated revolving credit facility (the facility), which can be used for borrowings and letters of credit, substantially all of which is committed through May 2012. At December 31, 2009, the Corporation has available capacity on the facility of $3.0 billion. Current borrowings under the facility bear interest at 0.4% above the London Interbank Offered Rate and a facility fee of 0.1% per annum is payable on the amount of the facility. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes.

The Corporation has a 364 day asset-backed credit facility securitized by certain accounts receivable from its Marketing and Refining operations. Under the terms of this financing arrangement, the Corporation has the ability

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to borrow or issue letters of credit of up to $1.0 billion at December 31, 2009, subject to the availability of sufficient levels of eligible receivables. At December 31, 2009, outstanding letters of credit under this facility were collateralized by a total of $1,326 million of accounts receivable, which are held by a wholly-owned subsidiary. These receivables are only available to pay the general obligations of the Corporation after satisfaction of the outstanding obligations under the asset backed facility.

In 2009, the Corporation assumed an additional $65 million in fixed rate notes in connection with the acquisition of 37 previously leased retail gasoline stations.

The Corporation’s long-term debt agreements contain a financial covenant that restricts the amount of total borrowings and secured debt. At December 31, 2009, the Corporation is permitted to borrow up to an additional $18.1 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $3.7 billion of secured debt at December 31, 2009.

Outstanding letters of credit at December 31 were as follows:

	2009	2008
	(Millions of dollars)

Revolving credit facility	$—	$176
Asset-backed credit facility	500	—
Committed lines*	1,155	1,973
Uncommitted short-term lines*	1,192	1,686

Total	$2,847	$3,835

*	Committed and uncommitted lines have expiration dates primarily through 2010.

Of the total letters of credit outstanding at December 31, 2009, $100 million relates to contingent liabilities and the remaining $2,747 million primarily relates to liabilities recorded on the balance sheet.

The total amount of interest paid (net of amounts capitalized) was $335 million, $266 million and $257 million in 2009, 2008 and 2007, respectively. The Corporation capitalized interest of $6 million, $7 million and $50 million in 2009, 2008, and 2007, respectively.

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

Share-based compensation expense consists of the following:

	Before Income Taxes			After Income Taxes
	2009	2008	2007	2009	2008	2007
	(Millions of dollars)

Stock options	$58	$51	$36	$36	$31	$23
Restricted stock	70	68	51	44	43	31

Total	$128	$119	$87	$80	$74	$54

Based on restricted stock and stock option awards outstanding at December 31, 2009, unearned compensation expense, before income taxes, will be recognized in future years as follows (in millions): 2010 — $88, 2011 — $42 and 2012 — $4.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation’s stock option and restricted stock activity consisted of the following:

	Stock Options		Restricted Stock
		Weighted-	Shares of	Weighted-
		Average	Restricted	Average
		Exercise Price	Common	Price on Date
	Options	per Share	Stock	of Grant
	(Thousands)		(Thousands)

Outstanding at January 1, 2007	12,923	$29.68	5,044	$27.68
Granted	3,066	53.82	1,032	53.92
Exercised	(4,566)	24.07	—	—
Vested	—	—	(1,184)	24.53
Forfeited	(131)	46.41	(91)	36.40

Outstanding at December 31, 2007	11,292	38.31	4,801	33.93
Granted	2,473	82.55	1,289	85.22
Exercised	(3,852)	29.17	—	—
Vested	—	—	(2,787)	21.40
Forfeited	(213)	60.61	(142)	58.60

Outstanding at December 31, 2008	9,700	52.73	3,161	64.78
Granted	3,135	56.44	1,056	56.27
Exercised	(416)	38.85	—	—
Vested	—	—	(893)	50.13
Forfeited	(317)	65.68	(376)	66.11

Outstanding at December 31, 2009	12,102	53.83	2,948	66.00

Exercisable at December 31, 2007	5,408	$27.34
Exercisable at December 31, 2008	4,522	36.95
Exercisable at December 31, 2009	6,636	46.11

The table below summarizes information regarding the outstanding and exercisable stock options as of December 31, 2009:

		Outstanding Options		Exercisable Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise Price		Exercise Price
Exercise Prices	Options	Life	per Share	Options	per Share
	(Thousands)	(Years)		(Thousands)

$10.00 – $40.00	2,321	4	$26.04	2,321	$26.04
$40.01 – $50.00	1,943	6	49.15	1,937	49.17
$50.01 – $55.00	2,325	7	53.19	1,479	53.20
$55.01 – $60.00	3,097	9	56.48	42	57.69
$60.01 – $120.00	2,416	8	81.50	857	80.78

	12,102	7	53.83	6,636	46.11

The intrinsic value (or the amount by which the market price of the Corporation’s Common Stock exceeds the exercise price of an option) for outstanding options and exercisable options at December 31, 2009 was $132 million

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $113 million, respectively. At December 31, 2009, assuming forfeitures of 2% per year, 11,900,000 outstanding options are expected to vest at a weighted average exercise price of $53.70 per share. At December 31, 2009, the weighted average remaining term of exercisable options was 6 years.

The Corporation uses the Black-Scholes model to estimate the fair value of employee stock options. The following weighted average assumptions were utilized for stock options awarded:

	2009	2008	2007

Risk free interest rate	1.80%	2.70%	4.70%
Stock price volatility	.390	.294	.316
Dividend yield	.70%	.50%	.75%
Expected term in years	4.5	5.0	5.0
Weighted average fair value per option granted	$18.47	$24.09	$18.07

The assumption above for the risk free interest rate is based on the expected terms of the options and is obtained from published sources. The stock price volatility is determined from historical experience using the same period as the expected terms of the options. The expected stock option term is based on historical exercise patterns and the expected future holding period.

In May 2008, shareholders approved the 2008 Long-Term Incentive Plan. The Corporation also has stock options outstanding under a former plan. At December 31, 2009, the number of common shares reserved for issuance under the 2008 Long-Term Incentive Plan is as follows (in thousands):

Total common shares reserved for issuance	10,844
Less: stock options outstanding	3,111

Available for future awards of restricted stock and stock options	7,733

9.	Foreign Currency Translation

Foreign currency gains (losses) before income taxes amounted to $20 million in 2009, $(212) million in 2008 and $17 million in 2007. The foreign currency loss in 2008 reflects the net effect of significant exchange rate movements in the fourth quarter of 2008 on the remeasurement of assets, liabilities and foreign currency forward contracts by certain foreign businesses. The balances in accumulated other comprehensive income (loss) related to foreign currency translation were reductions in stockholders’ equity of $18 million at December 31, 2009 and $123 million at December 31, 2008.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Corporation’s benefit obligations and the fair value of plan assets and shows the funded status of the pension and postretirement medical plans:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2009	2008	2009	2008	2009	2008
	(Millions of dollars)

Change in benefit obligation
Balance at January 1	$1,125	$1,136	$165	$147	$77	$86
Service cost	34	36	6	6	3	3
Interest cost	72	71	11	9	4	4
Actuarial (gain) loss	139	19	43	11	3	(13)
Benefit payments	(43)	(42)	(2)	(8)	(3)	(3)
Plan settlement*	—	—	(35)	—	—	—
Foreign currency exchange rate changes	32	(95)	—	—	—	—

Balance at December 31	1,359	1,125	188	165	84	77

Change in fair value of plan assets
Balance at January 1	745	1,075	—	—	—	—
Actual return on plan assets	161	(280)	—	—	—	—
Employer contributions	183	70	37	8	3	3
Benefit payments	(43)	(42)	(37)	(8)	(3)	(3)
Foreign currency exchange rate changes	26	(78)	—	—	—	—

Balance at December 31	1,072	745	—	—	—	—

Funded status (plan assets less than benefit obligations) at December 31	(287)	(380)	(188)**	(165)**	(84)	(77)
Unrecognized net actuarial losses	495	513	92	78	16	13

Net amount recognized	$208	$133	$(96)	$(87)	$(68)	$(64)

*	The plan settlement relates to employee retirements during 2009. As a result, the Corporation recorded a charge of $17 million ($10 million after income taxes) for the impact of this settlement.

**	The trust established by the Corporation for the supplemental plan held assets valued at $40 million at December 31, 2009 and $65 million at December 31, 2008.

Amounts recognized in the consolidated balance sheet at December 31 consist of the following:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2009	2008	2009	2008	2009	2008
	(Millions of dollars)

Accrued benefit liability	$(287)	$(380)	$(188)	$(165)	$(84)	$(77)
Accumulated other comprehensive loss*	495	513	92	78	16	13

Net amount recognized	$208	$133	$(96)	$(87)	$(68)	$(64)

*	The after-tax reduction to equity recorded in Accumulated other comprehensive income (loss) was $413 million at December 31, 2009 and $407 million at December 31, 2008.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the funded defined benefit pension plans was $1,229 million at December 31, 2009 and $1,032 million at December 31, 2008. The accumulated benefit obligation for the unfunded defined benefit pension plan was $172 million at December 31, 2009 and $149 million at December 31, 2008.

Components of net periodic benefit cost for funded and unfunded pension plans and the postretirement medical plan consisted of the following:

	Pension Plans			Postretirement Medical Plan
	2009	2008	2007	2009	2008	2007
	(Millions of dollars)

Service cost	$40	$42	$41	$3	$3	$3
Interest cost	83	80	73	4	4	4
Expected return on plan assets	(59)	(80)	(74)	—	—	—
Amortization of unrecognized net actuarial loss	65	19	23	—	—	(1)
Settlement loss	17	—	—	—	—	2

Net periodic benefit cost	$146	$61	$63	$7	$7	$8

Prior service costs and actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active employees.

The Corporation’s 2010 pension and postretirement medical expense is estimated to be approximately $110 million, of which approximately $50 million relates to the amortization of unrecognized net actuarial losses.

The weighted-average actuarial assumptions used by the Corporation’s funded and unfunded pension plans were as follows:

	2009	2008	2007

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.8%	6.3%	6.3%
Rate of compensation increase	4.3	4.4	4.4
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	6.3	6.3	5.8
Expected return on plan assets	7.5	7.5	7.5
Rate of compensation increase	4.4	4.4	4.4

The actuarial assumptions used by the Corporation’s postretirement medical plan were as follows:

	2009	2008	2007

Assumptions used to determine benefit obligations at December 31
Discount rate	5.4%	6.3%	6.3%
Initial health care trend rate	8.0%	9.0%	9.0%
Ultimate trend rate	4.5%	4.5%	4.5%
Year in which ultimate trend rate is reached	2013	2013	2013

The assumptions used to determine net periodic benefit cost for each year were established at the end of each previous year while the assumptions used to determine benefit obligations were established at each year-end. The net periodic benefit

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Corporation’s investment strategy is to maximize long-term returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes. Asset classes and target allocations are determined by the Corporation’s investment committee and include domestic and foreign equities, fixed income, and other investments, including hedge funds, real estate and private equity. Investment managers are prohibited from investing in securities issued by the Corporation unless indirectly held as part of an index strategy. The majority of plan assets are highly liquid, providing ample liquidity for benefit payment requirements. The current target allocations for plan assets are 50% equity securities, 25% fixed income securities (including cash and short-term investment funds) and 25% to all other types of investments. Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.

The following table provides the fair value of the Plan’s financial assets as of December 31, 2009 in accordance with the fair value measurement hierarchy described in Note 1, Summary of Significant Accounting Policies (in millions):

	Level 1	Level 2	Level 3	Total

Cash and short-term investment funds	$5	$39	$—	$44
Equities:
U.S. equities (domestic)	318	—	—	318
International equities (non-U.S.)	34	93	—	127
Global equities (domestic and non-U.S.)	19	117	—	136
Fixed income:
Treasury and government issued(a)	—	74	3	77
Government related(b)	—	24	2	26
Mortgage backed securities(c)	—	60	1	61
Corporate	—	78	2	80
Other:
Hedge funds	—	—	143	143
Private equity funds	—	—	29	29
Real estate funds	6	—	14	20
Diversified commodities funds	—	11	—	11

	$382	$496	$194	$1,072

(a)	Includes securities issued and guaranteed by U.S. and non-U.S. governments.

(b)	Primarily consists of securities issued by governmental agencies and municipalities.

(c)	Comprised of U.S. residential and commercial mortgage backed securities.

Cash and short-term investment funds consist of cash on hand and short-term investment funds. The short-term investment funds provide for daily investments and redemptions and are valued and carried at a $1 net asset value (NAV) per fund share.

Equities consist of equity securities issued by U.S. and non-U.S. corporations as well as commingled investment funds that invest in equity securities. Individually held equity securities are traded actively on exchanges and price quotes for these shares are readily available. Individual equity securities are classified as Level 1. Commingled investment funds are investment vehicles that are not publicly traded, but whose underlying assets are publicly traded with price quotes readily available. Commingled fund values reflect the NAV per fund

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share, derived from the quoted prices in active markets of the underlying securities. Equity commingled funds are classified as Level 2.

Fixed income investments consist of securities issued by the U.S. government, non-U.S. governments, governmental agencies, municipalities and corporations, and agency and non-agency mortgage backed securities. This investment category also includes commingled investment funds that invest in fixed income securities. Individual fixed income securities are generally priced on the basis of evaluated prices from independent pricing services. Such prices are monitored and provided by an independent, third-party custodial firm safekeeping plan assets. Individual fixed income securities are classified as Level 2 or 3. Commingled fund values reflect the NAV per fund share, derived indirectly from observable inputs or from quoted prices in less liquid markets of the underlying securities. Fixed income commingled funds are classified as Level 2.

Other investments consist of exchange-traded real estate investment trust securities as well as commingled fund and limited partnership investments in hedge funds, private equity, real estate and diversified commodities. Exchange-traded securities are classified as Level 1. Commingled fund values reflect the NAV per fund share and are classified as Level 2 or 3. Private equity and real estate limited partnership values reflect information reported by the fund managers, which include inputs such as cost, operating results, discounted future cash flows, market based comparable data and independent appraisals from third-party sources with professional qualifications. Hedge funds, private equity and non-exchange-traded real estate investments are classified as Level 3.

The following table provides changes in financial assets that are measured at fair value based on Level 3 inputs that are held by institutional funds classified as (in millions):

			Private	Real
	Fixed	Hedge	Equity	Estate
	Income*	Funds	Funds	Funds	Total

Balance at January 1, 2009	$12	$127	$25	$20	$184
Actual return on plan assets:
Related to assets held at December 31, 2009	4	15	(4)	(7)	8
Related to assets sold during 2009	(1)	1	—	—	—
Purchases, sales or other settlements	(2)	—	8	1	7
Net transfers in and/or out of Level 3	(5)	—	—	—	(5)

Balance at December 31, 2009	$8	$143	$29	$14	$194

*	Fixed Income includes treasury and government issued, government related, mortgage backed and corporate securities.

The Corporation has budgeted contributions of approximately $145 million to its funded pension plans in 2010. The Corporation has not budgeted any contributions to the trust established for the unfunded plan.

Estimated future benefit payments for the funded and unfunded pension plans and the postretirement medical plan, which reflect expected future service, are as follows (in millions):

2010	$78
2011	100
2012	77
2013	87
2014	90
Years 2015 to 2019	568

The Corporation also contributes to several defined contribution plans for eligible employees. Employees may contribute a portion of their compensation to the plans and the Corporation matches a portion of the employee

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions. The Corporation recorded expense of $24 million in 2009, $22 million in 2008, and $19 million in 2007 for contributions to these plans.

11.	Income Taxes

The provision for (benefit from) income taxes consisted of:

	2009	2008	2007
	(Millions of dollars)

Federal
Current	$39	$10	$2
Deferred	(284)	(140)	62
State	(15)	10	(149)

	(260)	(120)	(85)*

Foreign
Current	1,143	2,377	1,898
Deferred	(168)	87	64

	975	2,464	1,962

Adjustment of deferred tax liability for foreign income tax rate change	—	(4)	(5)

Total provision for income taxes	$715	$2,340	$1,872

*	Includes a provision for an increase in the valuation allowance for foreign tax credit carryforwards of $81 million and a benefit from a decrease in the valuation allowance for state net operating loss carryforwards of $96 million.

Income (loss) before income taxes consisted of the following:

	2009	2008	2007
	(Millions of dollars)

United States*	$(711)	$(349)	$(147)
Foreign**	2,233	5,046	3,972

Total income before income taxes	$1,522	$4,697	$3,825

*	Includes substantially all of the Corporation’s interest expense and the results of hedging activities.

**	Foreign income includes the Corporation’s Virgin Islands and other operations located outside of the United States.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of deferred tax liabilities, deferred tax assets and taxes deferred at December 31 follows:

	2009	2008
	(Millions of dollars)

Deferred tax liabilities
Property, plant and equipment and investments	$3,021	$2,918
Deferred taxes on undistributed earnings of foreign subsidiaries	174	—
Other	13	114

Total deferred tax liabilities	3,208	3,032

Deferred tax assets
Net operating loss carryforwards	529	1,832
Tax credit carryforwards	860	458
Property, plant and equipment	1,575	—
Accrued liabilities	459	415
Asset retirement obligations	484	406
Other	339	227

Total deferred tax assets	4,246	3,338
Valuation allowance	(500)	(266)

Total deferred tax assets, net	3,746	3,072

Net deferred tax assets	$538	$40

Net deferred tax assets in the foregoing table include the deferral of the tax consequences of the utilization of approximately $4 billion of net operating loss carryforwards in the United States during 2009 resulting from intercompany transactions eliminated in consolidation related to transfers of property, plant and equipment remaining within the consolidated group. At December 31, 2009, the Corporation has remaining federal net operating loss carryforwards in the United States of approximately $49 million which will expire in 2029. The remaining net operating loss carryforwards relate primarily to foreign operations and expire in years after 2028. At December 31, 2009, the Corporation has alternative minimum tax credit carryforwards of approximately $192 million, which can be carried forward indefinitely. Foreign tax credit carryforwards, which expire in 2010 to 2019 total $623 million. The Corporation also has approximately $45 million of general business credits, substantially all of which expire between 2012 and 2025.

In the consolidated balance sheet at December 31, deferred tax assets and liabilities from the preceding table are netted by taxing jurisdiction, combined with taxes deferred on intercompany transactions, and are recorded in the following captions:

	2009	2008
	(Millions of dollars)

Other current assets	$372	$188
Deferred income taxes (long-term asset)	2,409	2,292
Accrued liabilities	(21)	(199)
Deferred income taxes (long-term liability)	(2,222)	(2,241)

Net deferred tax assets	$538	$40

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the Corporation’s effective income tax rate and the United States statutory rate is reconciled below:

	2009	2008	2007

United States statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations	15.2	12.7	14.8
State income taxes, net of Federal income tax	(1.2)	0.1	(2.5)
Other	(2.0)	2.0	1.6

Total	47.0%	49.8%	48.9%

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits (millions of dollars):

	2009	2008

Balance at January 1	$175	$165
Additions based on tax positions taken in the current year	106	16
Additions based on tax positions of prior years	25	11
Reductions based on tax positions of prior years	(3)	(15)
Reductions due to settlements with taxing authorities	(20)	(2)
Reductions due to lapse of statutes of limitation	(12)	—

Balance at December 31	$271	$175

At December 31, 2009, the unrecognized tax benefits include $197 million, which if recognized, would affect the Corporation’s effective income tax rate. Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $25 million due to settlements with taxing authorities.

The Corporation has not recognized deferred income taxes for that portion of undistributed earnings of foreign subsidiaries expected to be indefinitely reinvested in foreign operations. The Corporation had undistributed earnings from foreign subsidiaries expected to be indefinitely reinvested in foreign operations of approximately $3.4 billion at December 31, 2009. If these earnings were not indefinitely reinvested, a deferred tax liability of approximately $1.2 billion would be recognized, not accounting for the potential utilization of foreign tax credits in the United States.

The Corporation and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. The Corporation is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2003.

Income taxes paid (net of refunds) in 2009, 2008, and 2007 amounted to $1,177 million, $2,420 million and $1,826 million, respectively. The Corporation had accrued interest and penalties of approximately $17 million as of December 31, 2009 and approximately $6 million as of December 31, 2008.

12.	Outstanding and Weighted Average Common Shares

The following table provides the changes in the Corporation’s outstanding common shares:

	2009	2008	2007
	(Thousands of shares)

Balance at January 1	326,133	320,600	315,018
Activity related to restricted common stock awards, net	680	1,148	941
Employee stock options	416	3,852	4,566
Conversion of preferred stock	—	533	75

Balance at December 31	327,229	326,133	320,600

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Corporation’s remaining 284,139 outstanding shares of 3% cumulative convertible preferred shares were converted into common stock at a conversion rate of 1.8783 shares of common stock for each preferred share. The Corporation issued 533,697 shares of common stock for the conversion of these preferred shares and fractional shares were settled by cash payments.

The weighted average number of common shares used in the basic and diluted earnings per share computations for each year is summarized below:

	2009	2008	2007
	(Thousands of shares)

Common shares — basic	323,890	320,803	312,736
Effect of dilutive securities
Stock options	836	2,870	2,925
Restricted common stock	1,239	1,815	3,066
Convertible preferred stock	—	359	585

Common shares — diluted	325,965	325,847	319,312

The calculation of weighted average common shares excludes the effect of 4,050,000, 425,000 and 715,000 out-of-the-money options for 2009, 2008 and 2007, respectively. Cash dividends on common stock totaled $0.40 per share ($0.10 per quarter) during 2009, 2008 and 2007.

13.	Leased Assets

The Corporation and certain of its subsidiaries lease gasoline stations, drilling rigs, tankers, office space and other assets for varying periods under contractual obligations accounted for as operating leases. Certain operating leases provide an option to purchase the related property at fixed prices. At December 31, 2009, future minimum rental payments applicable to non-cancelable operating leases with remaining terms of one year or more (other than oil and gas property leases) are as follows (in millions):

2010	$482
2011	341
2012	354
2013	357
2014	320
Remaining years	1,428

Total minimum lease payments	3,282
Less: income from subleases	144

Net minimum lease payments	$3,138

Operating lease expenses for drilling rigs used to drill development wells and successful exploration wells are capitalized.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense was as follows:

	2009	2008	2007
	(Millions of dollars)

Total rental expense	$266	$270	$266
Less: income from subleases	11	12	13

Net rental expense	$255	$258	$253

14.	Risk Management and Trading Activities

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership, that are exposed to commodity price risks primarily related to the prices of crude oil, natural gas and refined products.

The Corporation maintains a control environment under the direction of its chief risk officer and through its corporate risk policy, which the Corporation’s senior management has approved. Controls include volumetric, term and value-at-risk limits. The chief risk officer must approve the use of new instruments or commodities. Risk limits are monitored and reported on daily to business units and to senior management. The Corporation’s risk management department also performs independent verifications of sources of fair values and validations of valuation models. These controls apply to all of the Corporation’s risk management and trading activities, including the consolidated trading partnership. The Corporation’s treasury department is responsible for administering foreign exchange and interest rate hedging programs.

Following is a description of the Corporation’s activities that use derivatives as part of their operations and strategies. Derivatives include both financial instruments and forward purchase and sale contracts. Gross notional amounts of both long and short positions are presented in the volume tables below. These amounts include long and short positions that offset in a closed position and have not reached contractual maturity. Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts.

Energy Marketing Activities:  In its energy marketing activities the Corporation sells refined petroleum products, natural gas and electricity principally to commercial and industrial businesses at fixed and floating prices for varying periods of time. Commodity contracts such as futures, forwards, swaps and options, together with physical assets such as storage, are used to obtain supply and reduce margin volatility or lower costs related to sales contracts with customers.

The table below shows the gross volume of the Corporation’s energy marketing commodity contracts outstanding at December 31, 2009:

Commodity Contracts
Crude oil and refined products (millions of barrels)	34
Natural gas (millions of mcf)	1,876
Electricity (millions of megawatt hours)	166

At December 31, 2009, a portion of energy marketing commodity contracts are designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly two years or less. For contracts outstanding at December 31, 2009, the maximum duration was five years. The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of other comprehensive income. Amounts

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in Accumulated other comprehensive income are reclassified into Cost of products sold in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in fair value of cash flow hedges is recognized immediately in Cost of products sold.

At December 31, 2009, the after-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income were $303 million ($335 million at December 31, 2008). The Corporation estimates that approximately $224 million of this amount will be reclassified into earnings over the next twelve months. During 2009, 2008 and 2007, the Corporation reclassified after-tax income (losses) from Accumulated other comprehensive income of $(596) million, $112 million and $(81) million, respectively. The amount of gain (loss) from hedge ineffectiveness reflected in earnings in 2009, 2008 and 2007 was $(2) million in 2009, less than $1 million in 2008 and $(5) million in 2007. The change in the fair value of energy marketing cash flow hedges was $(564) million in 2009, $(255) million in 2008 and $(3) million in 2007.

The change in fair value of other energy marketing commodity contracts that are not designated as hedges are recognized currently in earnings. Revenues from the sales contracts are recognized in Sales and other operating revenues, supply contract purchases are recognized in Cost of products sold and net settlements from financial derivatives are recognized in Cost of products sold. Net realized and unrealized pre-tax gains on derivative contracts not designated as hedges amounted to $102 million in 2009.

Corporate Risk Management:  Corporate risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas produced by the Corporation or to reduce exposure to foreign currency movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of the Corporation’s crude oil or natural gas production. Forward contracts may also be used to purchase certain currencies in which the Corporation does business with the intent of reducing exposure to foreign currency fluctuations.

The table below shows the gross volume of Corporate risk management derivative instruments outstanding at December 31, 2009:

Commodity contracts, primarily crude oil (millions of barrels)*	54
Foreign exchange contracts (millions of U.S. dollars)	872

*	Includes gross volumes associated with the offsetting crude oil hedge positions.

During 2008, the Corporation closed Brent crude oil cash flow hedges covering 24,000 barrels per day through 2012 by entering into offsetting contracts with the same counterparty. As a result, the valuation of those contracts is no longer subject to change due to price fluctuations. There were no other open hedges of crude oil or natural gas production at December 31, 2009. Hedging activities decreased Exploration and Production earnings by $337 million in 2009, $423 million in 2008 and $244 million in 2007. The pre-tax amount of these hedge losses is reflected in Sales and other operating revenue. The gain (loss) from hedge ineffectiveness reflected in revenue was less than $1 million in 2009, $(13) million in 2008 and $6 million in 2007.

At December 31, 2009, the after-tax deferred losses in Accumulated other comprehensive income relating to Corporate risk management cash flow hedges were $941 million ($1,143 million at December 31, 2008). These deferred losses result from the Brent crude oil hedges referred to above that cover ongoing production of 24,000 barrels per day from 2010 through 2012. The Corporation estimates that approximately $335 million of this amount will be reclassified into earnings over the next twelve months. The pre-tax amount of deferred hedge losses is reflected in Accounts payable and the related income tax benefits are recorded as Deferred income tax assets on the balance sheet.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in fair value of foreign exchange contracts are not designated as hedges. Gains or losses in foreign exchange contracts, maturing through 2010, are recognized immediately in Other, net in revenues and non-operating income.

For the year ended December 31, 2009, net pre-tax gains on derivative contracts used for Corporate risk management and not designated as hedges amounted to the following (in millions):

Commodity	$9
Foreign exchange	86

Total	$95

Trading Activities:  Trading activities are conducted principally through a trading partnership in which the Corporation has a 50% voting interest. This consolidated entity intends to generate earnings through various strategies primarily using energy commodities, securities and derivatives. The Corporation also takes trading positions for its own account.

The table below shows the gross volume of the Corporation’s trading derivative instruments outstanding at December 31, 2009:

Commodity Contracts
Crude oil and refined products (millions of barrels)	2,251
Natural gas (millions of mcf)	6,927
Electricity (millions of megawatt hours)	6
Other Contracts (millions of U.S. dollars)
Interest rate	495
Foreign exchange	335

For the year ended December 31, 2009, pre-tax gains recorded in Sales and other operating revenues from trading activities amounted to the following (in millions):

Commodity	$196
Foreign exchange	23
Interest rate and other	17

Total	$236

Fair Value Measurements:  The Corporation determines fair value in accordance with the fair value measurements accounting standard (ASC 820 — Fair Value Measurements and Disclosures), which established a hierarchy that categorizes the sources of inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability presented below is based on the lowest significant input level within this fair value

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hierarchy. The following table provides the fair value of the Corporation’s financial assets and (liabilities) based on this hierarchy:

				Collateral and
				counterparty
	Level 1	Level 2	Level 3	netting	December 31,
	(Millions of dollars)

2009
Derivative contracts
Assets	$46	$1,139	$119	$(366)	$938
Liabilities	(151)	(2,910)	(36)	320	(2,777)
Other assets and liabilities measured at fair value on a recurring basis
Assets	37	21	5	—	63
Liabilities	—	(66)	(4)	—	(70)
2008
Derivative contracts
Assets	$449	$1,795	$695	$(1,023)	$1,916
Liabilities	(397)	(3,395)	(556)	712	(3,636)
Other assets and liabilities measured at fair value on a recurring basis
Assets	55	—	10	—	65
Liabilities	—	(17)	—	—	(17)

The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs:

	Year Ended December 31,
	2009	2008
	(Millions of dollars)

Balance at January 1	$149	$(4)
Unrealized gains (losses)
Included in earnings	103	634
Included in other comprehensive income	15	(351)
Purchases, sales or other settlements during the period	(144)	(37)
Net transfers in to (out of) Level 3	(39)	(93)

Balance at December 31	$84	$149

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below reflects the gross and net fair values of the Corporation’s derivative instruments as of December 31, 2009:

	Accounts	Accounts
	Receivable	Payable
	(Millions of dollars)

Derivative contracts designated as hedging instruments
Commodity	$748	$(1,166)

Derivative contracts not designated as hedging instruments*
Commodity	9,145	(10,493)
Foreign exchange	3	(26)
Other	12	(14)

Total derivative contracts not designated as hedging instruments	9,160	(10,533)

Gross fair value of derivative contracts	9,908	(11,699)
Master netting arrangements	(8,653)	8,653
Cash collateral (received) posted	(317)	269

Net fair value of derivative contracts	$938	$(2,777)

*	Includes trading derivatives and derivatives used for risk management.

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

The carrying amounts of the Corporation’s financial instruments and derivatives are recorded at their fair values at December 31, 2009 and 2008, while fixed rate long-term debt is recorded at a carrying value of $4,467 million (fair value of $5,073 million) at December 31, 2009 and a carrying value of $3,103 million (fair value of $3,031 million) at December 31, 2008.

Credit Risk:  The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties or groups of counterparties. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net receivables at December 31, 2009 are concentrated with counterparties as follows: oil and gas companies — 14%, US government entities — 13%, manufacturers — 12% and domestic and foreign trading companies — 11%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset of the fair value of derivatives executed with the same counterparty. At December 31, 2009 and 2008, the Corporation is holding cash from counterparties of approximately $317 million and $705 million, respectively. The Corporation has posted cash to counterparties at December 31, 2009 and 2008 of approximately $269 million and $394 million, respectively.

At December 31, 2009, the Corporation had a total of $2,847 million of outstanding letters of credit, primarily issued to satisfy margin requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of December 31, 2009, the net liability related to derivatives with contingent collateral provisions was approximately $2,120 million before cash collateral posted of approximately $260 million. At December 31, 2009, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of December 31, 2009, the Corporation would be required to post additional collateral of approximately $281 million.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Guarantees and Contingencies

At December 31, 2009, the Corporation’s guarantees include $121 million of HOVENSA’s crude oil purchases and $15 million of HOVENSA’s senior debt obligations. In addition, the Corporation has $100 million in letters of credit for which it is contingently liable. As a result, the maximum potential amount of future payments that the Corporation could be required to make under its guarantees is $236 million at December 31, 2009 ($219 million at December 31, 2008). The Corporation also has a contingent purchase obligation expiring in April 2012, to acquire the remaining interest in WilcoHess, a retail gasoline station joint venture. As of December 31, 2009, the estimated value of the purchase obligation is approximately $184 million.

The Corporation is subject to loss contingencies with respect to various lawsuits, claims and other proceedings, including environmental matters. A liability is recognized in the Corporation’s consolidated financial statements when it is probable a loss has been incurred and the amount can be reasonably estimated. If the risk of loss is probable, but the amount cannot be reasonably estimated or the risk of loss is only reasonably possible, a liability is not accrued; however, the Corporation discloses the nature of those contingencies.

The Corporation, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases is that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. In 2008, the majority of the cases against the Corporation were settled. In February 2010, the Corporation reached an agreement in principle to settle all but three of the remaining cases. The three unresolved cases consist of two cases that have been consolidated for pre-trial purposes in the Southern District of New York as part of a multi-district litigation proceeding and an action brought in state court by the State of New Hampshire. In 2007, a pre-tax charge of $40 million was recorded to cover all of the known MTBE cases against the Corporation.

Over the last several years, many refiners have entered into consent agreements to resolve the United States Environmental Protection Agency’s (EPA) assertions that refining facilities were modified or expanded without complying with New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations that impose emissions control requirements. These consent agreements, which arise out of an EPA enforcement initiative focusing on petroleum refiners and utilities, have typically imposed substantial civil fines and penalties and required (i) significant capital expenditures to install emissions control equipment over a three to eight year time period and (ii) changes to operations which resulted in increased operating costs. The capital expenditures, penalties and supplemental environmental projects for individual refineries covered by the settlements can vary significantly, depending on the size and configuration of the refinery, the circumstances of the alleged modifications and whether the refinery has previously installed more advanced pollution controls. The EPA initially contacted the Corporation and HOVENSA regarding the Petroleum Refinery Initiative in August 2003. Negotiations with the EPA and the relevant states and the Virgin Islands are continuing and substantial progress has been made toward resolving this matter for both the Corporation and HOVENSA. While the effect on the Corporation of the Petroleum Refining Initiative cannot be estimated until a final settlement is reached and entered by a court, additional significant future capital expenditures and operating expenses will likely be incurred by HOVENSA over a number of years. The amount of penalties, if any, is not expected to be material.

The United States Deep Water Royalty Relief Act of 1995 (the Act) implemented a royalty relief program that relieves eligible leases issued between November 28, 1995 and November 28, 2000 from paying royalties on deepwater production in Federal Outer Continental Shelf lands. The Act does not impose any price thresholds in order to qualify for the royalty relief. The U.S. Minerals Management Service (MMS) created regulations that included pricing requirements to qualify for the royalty relief provided in the Act. During the period from 2003 to

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, the Corporation accrued the royalties imposed by the MMS regulations. The legality of the thresholds imposed by the MMS was challenged in the federal courts and, in October 2009, the U.S. Supreme Court decided not to review the appellate court’s decision against the MMS. As a result, the Corporation recognized a pre-tax gain of $143 million ($89 million after income taxes) in 2009 to reverse all previously recorded royalties. The pre-tax gain is reported in Other, net within the Statement of Consolidated Income.

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

The Corporation has two operating segments that comprise the structure used by senior management to make key operating decisions and assess performance. These are (1) Exploration and Production and (2) Marketing and Refining. The Exploration and Production segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The Marketing and Refining segment manufactures refined petroleum products and purchases, trades and markets refined petroleum products, natural gas and electricity.

The following table presents financial data by operating segment for each of the three years ended December 31, 2009:

	Exploration	Marketing	Corporate
	and Production	and Refining	and Interest	Consolidated(a)
	(Millions of dollars)
2009
Operating revenues
Total operating revenues(b)	$7,259	$22,464	$1
Less: Transfers between affiliates	110	—	—

Operating revenues from unaffiliated customers	$7,149	$22,464	$1	$29,614

Net income (loss) attributable to Hess Corporation	$1,042	$127	$(429)	$740

Equity in income (loss) of HOVENSA L.L.C.	$—	$(229)	$—	$(229)
Interest expense	—	—	360	360
Depreciation, depletion and amortization	2,167	79	8	2,254
Provision (benefit) for income taxes	944	24	(253)	715
Investments in affiliates	57	856	—	913
Identifiable assets	21,810	6,388	1,267	29,465
Capital employed(c)	14,163	2,979	853	17,995
Capital expenditures	2,800	83	35	2,918

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Exploration	Marketing	Corporate
	and Production	and Refining	and Interest	Consolidated(a)
	(Millions of dollars)
2008
Operating revenues
Total operating revenues(b)	$10,095	$31,273	$3
Less: Transfers between affiliates	237	—	—

Operating revenues from unaffiliated customers	$9,858	$31,273	$3	$41,134

Net income (loss) attributable to Hess Corporation	$2,423	$277	$(340)	$2,360

Equity in income of HOVENSA L.L.C.	$—	$44	$—	$44
Interest expense	—	—	267	267
Depreciation, depletion and amortization	1,952	74	3	2,029
Provision (benefit) for income taxes	2,365	162	(187)	2,340
Investments in affiliates	57	1,070	—	1,127
Identifiable assets	19,506	6,680	2,403	28,589
Capital employed(c)	12,945	3,178	223	16,346
Capital expenditures	4,251	149	38	4,438

2007
Operating revenues
Total operating revenues(b)	$7,933	$23,993	$2
Less: Transfers between affiliates	201	—	—

Operating revenues from unaffiliated customers	$7,732	$23,993	$2	$31,727

Net income (loss) attributable to Hess Corporation	$1,842	$300	$(310)	$1,832

Equity in income of HOVENSA L.L.C.	$—	$176	$—	$176
Interest expense	—	—	256	256
Depreciation, depletion and amortization	1,503	68	5	1,576
Provision (benefit) for income taxes	1,865	181	(174)	1,872
Investments in affiliates	57	1,060	—	1,117
Identifiable assets	17,008	6,667	2,456	26,131
Capital employed(c)	11,349	3,130	(499)	13,980
Capital expenditures	3,438	118	22	3,578

(a)	After elimination of transactions between affiliates, which are valued at approximate market prices.

(b)	Sales and operating revenues are reported net of excise and similar taxes in the consolidated statement of income, which amounted to approximately $2,100 million, $2,200 million and $2,000 million in 2009, 2008 and 2007, respectively.

(c)	Calculated as equity plus debt.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by major geographic area for each of the three years ended December 31, 2009:

				Asia and
	United States	Europe	Africa	Other	Consolidated
	(Millions of dollars)

2009
Operating revenues	$24,611	$1,771	$1,898	$1,334	$29,614
Property, plant and equipment (net)	5,792	3,930	3,617	3,288	16,627
2008
Operating revenues	$33,202	$3,488	$3,173	$1,271	$41,134
Property, plant and equipment (net)	5,319	3,674	4,139	3,139	16,271
2007
Operating revenues	$25,530	$2,647	$2,443	$1,107	$31,727
Property, plant and equipment (net)	3,611	3,749	4,599	2,675	14,634

17.	Related Party Transactions

The following table presents related party transactions for the year-ended December 31:

	2009	2008	2007
	(Millions of dollars)

Purchases of petroleum products:
HOVENSA*	$3,659	$6,589	$5,238
Sales of petroleum products and crude oil:
WilcoHess	1,634	2,590	2,014
HOVENSA	530	701	213

*	The Corporation has agreed to purchase 50% of HOVENSA’s production of refined products at market prices, after sales by HOVENSA to unaffiliated parties.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTARY OIL AND GAS DATA
(Unaudited)

The Supplementary Oil and Gas Data that follows is presented in accordance with ASC 932, Disclosures about Oil and Gas Producing Activities, and includes (1) costs incurred, capitalized costs and results of operations relating to oil and gas producing activities, (2) net proved oil and gas reserves, and (3) a standardized measure of discounted future net cash flows relating to proved oil and gas reserves, including a reconciliation of changes therein.

The Corporation produces crude oil, natural gas liquids and/or natural gas principally in Algeria, Azerbaijan, Denmark, Equatorial Guinea, Gabon, Indonesia, Libya, Malaysia, Norway, Russia, Thailand, the United Kingdom and the United States. Exploration activities are also conducted, or are planned, in additional countries.

Costs Incurred in Oil and Gas Producing Activities

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2009
Property acquisitions
Unproved	$188	$184	$2	$—	$2
Proved*	74	—	—	—	74
Exploration	938	206	69	225	438
Production and development capital expenditures**	1,918	807	513	255	343

2008
Property acquisitions
Unproved	$684	$642	$—	$—	$42
Proved*	300	87	—	210	3
Exploration	1,134	408	121	275	330
Production and development capital expenditures**	2,867	1,042	881	451	493

2007
Property acquisitions
Unproved	$325	$316	$—	$1	$8
Proved*	137	137	—	—	—
Exploration	719	421	65	77	156
Production and development capital expenditures**	2,751	690	764	698	599

*	Includes wells, equipment and facilities acquired with proved reserves.

**	Also includes $(9) million, $344 million and $146 million in 2009, 2008 and 2007, respectively, related to the accruals and revisions for asset retirement obligations.

Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31
	2009	2008
	(Millions of dollars)

Unproved properties	$2,347	$2,265
Proved properties	3,121	3,009
Wells, equipment and related facilities	22,118	20,058

Total costs	27,586	25,332
Less: reserve for depreciation, depletion, amortization and lease impairment	12,273	10,269

Net capitalized costs	$15,313	$15,063

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non-oil and gas producing activities, primarily gains on sales of oil and gas properties, interest expense, gains and losses resulting from foreign exchange transactions and other non-operating income. Therefore, these results are on a different basis than the net income from Exploration and Production operations reported in management’s discussion and analysis of results of operations and in Note 16, Segment Information, in the notes to the financial statements.

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2009
Sales and other operating revenues
Unaffiliated customers	$6,725	$1,501	$1,827	$2,193	$1,204
Inter-company	110	110	—	—	—

Total revenues	6,835	1,611	1,827	2,193	1,204

Costs and expenses
Production expenses, including related taxes(a)	1,805	431	642	480	252
Exploration expenses, including dry holes and lease impairment	829	383	75	159	212
General, administrative and other expenses	255	130	45	22	58
Depreciation, depletion and amortization(b)	2,167	503	473	821	370

Total costs and expenses	5,056	1,447	1,235	1,482	892

Results of operations before income taxes	1,779	164	592	711	312
Provision for income taxes	904	64	185	514	141

Results of operations	$875	$100	$407	$197	$171

2008
Sales and other operating revenues
Unaffiliated customers	$9,569	$1,415	$3,435	$3,580	$1,139
Inter-company	237	237	—	—	—

Total revenues	9,806	1,652	3,435	3,580	1,139

Costs and expenses
Production expenses, including related taxes(c)	1,872	373	811	465	223
Exploration expenses, including dry holes and lease impairment	725	305	45	186	189
General, administrative and other expenses	302	159	86	19	38
Depreciation, depletion and amortization(d)	1,952	238	591	888	235

Total costs and expenses	4,851	1,075	1,533	1,558	685

Results of operations before income taxes	4,955	577	1,902	2,022	454
Provision for income taxes	2,490	223	920	1,181	166

Results of operations	$2,465	$354	$982	$841	$288

		United			Asia and
For the Years Ended December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)

2007
Sales and other operating revenues
Unaffiliated customers	$7,297	$1,010	$2,670	$2,609	$1,008
Inter-company	201	201	—	—	—

Total revenues	7,498	1,211	2,670	2,609	1,008

Costs and expenses
Production expenses, including related taxes	1,581	280	723	381	197
Exploration expenses, including dry holes and lease impairment	515	302	43	90	80
General, administrative and other expenses	257	130	73	17	37
Depreciation, depletion and amortization(e)	1,503	187	548	593	175

Total costs and expenses	3,856	899	1,387	1,081	489

Results of operations before income taxes	3,642	312	1,283	1,528	519
Provision for income taxes	1,817	121	661	911	124

Results of operations	$1,825	$191	$622	$617	$395

(a)	Includes $20 million ($15 million after income taxes) for reductions in carrying value of materials inventory in Equatorial Guinea.

(b)	Includes $52 million ($26 million after income taxes) for reductions in carrying value of two short lived fields and production equipment in the U.K. North Sea.

(c)	Includes $15 million ($9 million after income taxes) of Gulf of Mexico hurricane related costs.

(d)	Includes asset impairment charges of $30 million ($17 million after income taxes).

(e)	Includes asset impairment charges of $112 million ($56 million after income taxes).

Oil and Gas Reserves

The Corporation’s proved oil and gas reserves are calculated in accordance with SEC regulations and the requirements of the FASB. Proved oil and gas reserves are quantities, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations. The Corporation’s estimation of net recoverable quantities of liquid hydrocarbons and natural gas is a highly technical process performed by internal teams of geoscience professionals and reservoir engineers. Estimates of reserves were prepared by the use of standard engineering and geoscience methods generally accepted in the petroleum industry. The method or combination of methods used in the analysis of each reservoir is based on the maturity of the reservoir, the completeness of the subsurface data available at the time of the estimate, the stage of reservoir development and the production history. Where applicable, reliable technologies may be used in reserve estimation, as defined in the SEC regulations. These technologies, including computational methods, must have been field tested and demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

Commencing in 2009, the product prices used in the estimation of oil and gas reserves were the average oil and gas selling prices during the twelve month period prior to the reporting date determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, except for prices set in contractual arrangements. In order for reserves to be classified as proved, any required government approvals must be obtained and depending on the cost of the project, either senior management or the board of directors must commit to fund the development.

The Corporation’s proved reserves are subject to certain risks and uncertainties. These risks include commodity price risk, technical risk and political risk. Reference is made to Item 1A, Risk Factors Related to Our Business and Operations on page 11 of this Form 10-K.

Internal Controls

The Corporation maintains internal controls over its oil and gas reserve estimation process which are administered by the Corporation’s Senior Vice President of E&P Technology and its Chief Financial Officer. Estimates of reserves are prepared by technical staff that work directly with the oil and gas properties using standard reserve estimation guidelines, definitions and methodologies. Each year, reserve estimates for a selection of the Corporation’s assets are subject to internal technical audits and reviews. In addition, an independent third party reserve engineer reviews and audits a significant portion of the Corporation’s reported reserves (see below). Reserve estimates are reviewed by senior management and the Board of Directors.

Qualifications

The person primarily responsible for overseeing the preparation of the Corporation’s oil and gas reserves is Mr. Scott Heck, Senior Vice President of E&P Technology. Mr. Heck is a member of the Society of Petroleum Engineers with 30 years of industry experience in oil and gas reservoir management and reserve estimation.

Reserves Audit

The Corporation engaged the consulting firm of DeGolyer and MacNaughton (D&M) to perform an audit of the internally prepared reserve estimates on certain fields aggregating approximately 80% of 2009 year-end reported reserve quantities on a barrel of oil equivalent basis. The purpose of the report dated January 15, 2010 was to provide additional assurance on the reasonableness of internally prepared reserve estimates and compliance with SEC regulations. The D&M letter report on the Corporation’s estimated oil and gas reserves was prepared using standard geological and engineering methods generally accepted in the petroleum industry. D&M is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years. The D&M letter report on the Corporation’s December 31, 2009 oil and gas reserves is included as an exhibit to this Form 10-K. While the D&M report should be read in its entirety, the report concludes that for the properties reviewed by D&M, the total net proved reserve estimates prepared by Hess and audited by D&M, in the aggregate, did not differ materially. The report also includes among other information, the qualifications of the technical person primarily responsible for overseeing such reserve audit.

Effect of adopting new SEC requirements

The SEC issued a final rule on oil and gas reserve estimation and disclosure effective for year-end 2009 reporting. The SEC’s final rule was designed to modernize and update the oil and gas reserve disclosure requirements to align them with current industry practices and changes in technology. In January 2010, the FASB issued its final accounting standards update, Extractive Industries — Oil and Gas (ASC 932), which principally conformed existing FASB standards to the new SEC guidelines. Since it was not practical to calculate reserve estimates under both the old and new reserve estimation standards as of year end, it is not possible to precisely measure the effect of adopting the new SEC requirements on total proved reserves at December 31, 2009. However, the Corporation estimates that the effect of initially applying the new rules, primarily due to application of the new reserve definitions and the consideration of permitted technology, was to increase year end 2009 total proved reserves by approximately 2%. The change in reserve estimates resulting from applying the new rules is included in the table below as 2009 revisions and additions to proved reserves. The Corporation estimates that the effect of adopting the new rules on its net income in 2010 will be an increase of approximately $80 million, after tax, due to lower depreciation, depletion and amortization costs, assuming 2010 budgeted production levels for the affected fields occur as forecasted.

Proved undeveloped reserves

The December 31, 2009 oil and gas reserve estimates disclosed below include 374 million barrels of liquid hydrocarbons and 1,276 million mcf of natural gas classified as proved undeveloped reserves. Proved undeveloped liquid reserves decreased in 2009, primarily due to the commencement of production from the Shenzi Field in the deepwater Gulf of Mexico. Proved undeveloped natural gas reserves also decreased in 2009 due to the continuation of development activities in Block A-18 in the JDA. In addition, as part of its normal production operations, the

Corporation’s drilling programs on existing fields resulted in the reclassification of proved undeveloped reserves to developed. In 2009, these changes occurred primarily at certain fields in the United States, Equatorial Guinea, Azerbaijan and Russia. For the year ended December 31, 2009, the Corporation estimates that capital expenditures of approximately $450 million were incurred to convert proved undeveloped reserves to proved developed reserves. The Corporation is involved in multiple long term projects that have staged developments. Certain of these projects have proved reserves, which have been classified as undeveloped for a period in excess of five years, totaling approximately 145 million barrels of oil equivalent, or 10% of year end 2009 total proved reserves. The proved undeveloped reserves in excess of five years are related to gas projects in Block A-18 in the JDA, Indonesia, and Norway that are being developed in phases to satisfy long-term gas sales contracts and an oil project in Azerbaijan that is still under development.

Following are the Corporation’s proved reserves for the three years ended December 31, 2009:

	Crude Oil, Condensate and Natural Gas Liquids					Natural Gas
								Africa,
	United			Asia and		United		Asia and
	States	Europe	Africa	Other	Total	States	Europe	Other	Total
	(Millions of barrels)					(Millions of mcf)
Net Proved Developed and Undeveloped Reserves
At January 1, 2007	138	340	304	50	832	236	677	1,553	2,466
Revisions of previous estimates(b)	37	17	17	1	72	32	73	143	248
Extensions, discoveries and other additions	17	14	6	23	60	26	11	148	185
Improved recovery	22	—	—	—	22	13	—	—	13
Purchases of minerals in place	5	—	—	—	5	1	—	—	1
Sales of minerals in place	—	(6)	—	—	(6)	—	(4)	—	(4)
Production	(15)	(36)	(42)	(7)	(100)	(38)	(101)	(102)	(241)

At December 31, 2007(a)	204	329	285	67	885 (c)	270	656	1,742	2,668

Revisions of previous estimates(b)	9	30	83	25	147	22	84	188	294
Extensions, discoveries and other additions	26	5	1	—	32	18	—	65	83
Improved recovery	1	—	—	—	1	—	—	—	—
Purchases of minerals in place	2	—	—	—	2	—	—	—	—
Sales of minerals in place	—	—	—	—	—	—	—	—	—
Production	(15)	(32)	(45)	(5)	(97)	(34)	(101)	(137)	(272)

At December 31, 2008(a)	227	332	324	87	970 (c)	276	639	1,858	2,773

Revisions of previous estimates(b)	22	28	34	(7)	77	46	66	83	195
Extensions, discoveries and other additions	26	1	—	—	27	23	—	—	23
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases of minerals in place	—	—	—	—	—	—	—	101	101
Sales of minerals in place	—	—	—	—	—	—	(1)	—	(1)
Production	(26)	(31)	(44)	(6)	(107)	(39)	(62)	(169)	(270)

At December 31, 2009	249	330	314	74	967 (c)	306 (d)	642	1,873	2,821

Net Proved Developed Reserves
At January 1, 2007	90	223	194	19	526	195	517	585	1,297
At December 31, 2007	101	201	201	15	518	199	519	654	1,372
At December 31, 2008	119	192	237	23	571	202	502	727	1,431
At December 31, 2009	154	171	241	27	593	205	417	923	1,545

	Crude Oil, Condensate and Natural Gas Liquids					Natural Gas
								Africa,
	United			Asia and		United		Asia and
	States	Europe	Africa	Other	Total	States	Europe	Other	Total
	(Millions of barrels)					(Millions of mcf)

Net Proved Undeveloped Reserves
At January 1, 2007	48	117	110	31	306	41	160	968	1,169
At December 31, 2007	103	128	84	52	367	71	137	1,088	1,296
At December 31, 2008	108	140	87	64	399	74	137	1,131	1,342
At December 31, 2009	95	159	73	47	374	101	225	950	1,276

(a)	Proved reserves in 2008 and 2007 were determined by D&M, an independent petroleum engineering consulting firm.

(b)	Includes the impact of changes in selling prices on the reserve estimates for each year for production sharing contracts with cost recovery provisions. In 2009, revisions included reductions of approximately 18 million barrels of crude oil and 102 million mcf of natural gas relating to higher selling prices. In 2008, revisions included increases of approximately 59 million barrels of crude oil and 104 million mcf of natural gas relating to lower selling prices. In 2007 revisions included reductions of approximately 29 million barrels of crude oil and 104 million mcf of natural gas relating to higher selling prices.

(c)	Includes 17 million barrels in 2009, 16 million barrels in 2008 and 20 million barrels in 2007 of crude oil reserves relating to noncontrolling interest owners of corporate joint ventures.

(d)	Excludes approximately 480 million mcf of carbon dioxide gas for sale or use in company operations.

Production sharing contracts

The Corporation’s proved reserves include crude oil and natural gas reserves relating to long-term supply agreements with governments or authorities in which the Corporation has the legal right to produce or has a revenue interest in the production. Proved reserves from these production sharing contracts for each of the three years ended December 31, 2009 are presented separately below, as well as volumes produced and received during 2009, 2008 and 2007 from these production sharing contracts.

	Crude Oil, Condensate and Natural Gas Liquids					Natural Gas
								Africa,
	United			Asia and		United		Asia and
	States	Europe	Africa	Other	Total	States	Europe	Other	Total
	(Millions of barrels)					(Millions of mcf)

Production Sharing Contracts
Proved Reserves
At December 31, 2007	—	—	154	63	217	—	—	1,519	1,519
At December 31, 2008	—	—	188	82	270	—	—	1,604	1,604
At December 31, 2009	—	—	161	68	229	—	—	1,599	1,599
Production
2007	—	—	33	7	40	—	—	67	67
2008	—	—	37	4	41	—	—	103	103
2009	—	—	36	5	41	—	—	136	136

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Future net cash flows are calculated by applying prescribed oil and gas selling prices used in determining year-end reserve estimates (adjusted for price changes provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future development and production costs, which are based on year-end costs and existing economic assumptions. Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the pre-tax net cash flows relating to the Corporation’s proved oil and gas reserves. Future net cash flows are discounted at the prescribed rate of 10%. The discounted future net cash flow estimates do not include exploration expenses, interest expense or corporate general and administrative expenses. The selling prices of crude oil and natural gas are highly volatile. The prices which are required to be used for the discounted future net cash flows do not include the effects of hedges and may not be representative of future selling prices. The future net cash flow estimates could be materially different if other assumptions were used.

		United			Asia and
At December 31	Total	States	Europe	Africa	Other
	(Millions of dollars)
2009
Future revenues	$65,275	$14,047	$20,298	$18,615	$12,315

Less:
Future production costs	18,336	4,037	7,289	4,154	2,856
Future development costs	11,041	2,532	3,829	1,798	2,882
Future income tax expenses	17,976	2,744	5,114	8,601	1,517

	47,353	9,313	16,232	14,553	7,255

Future net cash flows	17,922	4,734	4,066	4,062	5,060
Less: discount at 10% annual rate	6,521	2,106	1,653	841	1,921

Standardized measure of discounted future net cash flows	$11,401	$2,628	$2,413	$3,221	$3,139

2008
Future revenues	$46,846	$9,801	$15,757	$12,332	$8,956

Less:
Future production costs	15,884	3,422	5,998	3,763	2,701
Future development costs	10,649	1,983	4,014	1,781	2,871
Future income tax expenses	9,299	1,467	2,741	4,440	651

	35,832	6,872	12,753	9,984	6,223

Future net cash flows	11,014	2,929	3,004	2,348	2,733
Less: discount at 10% annual rate	4,050	1,602	984	493	971

Standardized measure of discounted future net cash flows	$6,964	$1,327	$2,020	$1,855	$1,762

2007
Future revenues	$94,955	$18,876	$32,778	$28,960	$14,341

Less:
Future production costs	17,862	2,733	7,569	4,770	2,790
Future development costs	10,118	1,472	4,329	1,640	2,677
Future income tax expenses	33,833	5,291	12,083	14,309	2,150

	61,813	9,496	23,981	20,719	7,617

Future net cash flows	33,142	9,380	8,797	8,241	6,724
Less: discount at 10% annual rate	11,237	3,792	2,826	2,155	2,464

Standardized measure of discounted future net cash flows	$21,905	$5,588	$5,971	$6,086	$4,260

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2009	2008	2007
	(Millions of dollars)

Standardized measure of discounted future net cash flows at beginning of year	$6,964	$21,905	$12,361

Changes during the year
Sales and transfers of oil and gas produced during year, net of production costs	(5,030)	(7,934)	(5,917)
Development costs incurred during year	1,927	2,523	2,605
Net changes in prices and production costs applicable to future production	7,484	(28,627)	18,646
Net change in estimated future development costs	(227)	(1,056)	(2,554)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	426	334	3,173
Revisions of previous oil and gas reserve estimates	1,855	1,730	4,036
Net purchases (sales) of minerals in place, before income taxes	165	18	(50)
Accretion of discount	1,235	4,109	2,233
Net change in income taxes	(4,061)	13,859	(9,259)
Revision in rate or timing of future production and other changes	663	103	(3,369)

Total	4,437	(14,941)	9,544

Standardized measure of discounted future net cash flows at end of year	$11,401	$6,964	$21,905

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

QUARTERLY FINANCIAL DATA
(Unaudited)

Quarterly results of operations for the years ended December 31:

	Sales and		Net
	Other		Income (Loss)		Diluted Net
	Operating	Gross	Attributable to		Income (Loss)
	Revenues	Profit(a)	Hess Corporation		per Share
	(Million of dollars, except per share data)

2009
First	$6,915	$533	$(59	)(b)	$(.18)
Second	6,751	756	100	(c)	.31
Third	7,270	832	341	(d)	1.05
Fourth	8,678	1,282	358	(e)	1.10
2008
First	$10,647	$1,788	$759		$2.34
Second	11,711	2,084	900		2.76
Third	11,396	1,904	775		2.37
Fourth	7,380	656	(74	)(f)	(.23)

(a)	Gross profit represents sales and other operating revenues, less cost of products sold, production expenses, marketing expenses, other operating expenses and depreciation, depletion and amortization.

(b)	Includes after-tax charges of $13 million related to asset impairments in the United Kingdom North Sea and $16 million for retirement benefits and employee severance costs.

(c)	Includes after-tax charges of $31 million to reduce the carrying value of production equipment in the United Kingdom North Sea and materials inventory in Equatorial Guinea and the United States.

(d)	Includes after-tax gains of $101 million primarily relating to the resolution of a royalty dispute.

(e)	Includes after- tax charges of $34 million for the repurchase of bonds and $10 million for pension plan settlements related to employee retirements.

(f)	Includes after-tax charges of $17 million related to asset impairments in the United States and United Kingdom North Sea and $9 million associated with Hurricanes Gustav and Ike in the Gulf of Mexico.

The results of operations for the periods reported herein should not be considered as indicative of future operating results.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2009.

There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management’s report on internal control over financial reporting and the attestation report on the Corporation’s internal controls over financial reporting are included in Item 8 of this annual report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2010.

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

Information relating to the audit committee is incorporated herein by reference to “Election of Directors” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2010.

Item 11.	Executive Compensation

Information relating to executive compensation is incorporated herein by reference to “Election of Directors — Executive Compensation and Other Information,” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors — Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors — Ownership of Equity Securities by Management” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2010.

See Equity Compensation Plans in Item 5 for information pertaining to securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2010.

Item 14.	Principal Accounting Fees and Services

Information relating to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. and 2. Financial statements and financial statement schedules

The financial statements filed as part of this Annual Report on Form 10-K are listed in the accompanying index to financial statements and schedules in Item 8, Financial Statements and Supplementary Data.

3.	Exhibits

3(1)	Restated Certificate of Incorporation of Registrant, including amendment thereto dated May 3, 2006 incorporated by reference to Exhibit 3 of Registrant’s Form 10-Q for the three months ended June 30, 2006.
3(2)	By-Laws of Registrant incorporated by reference to Exhibit 3 of Form 10-Q of Registrant for the three months ended June 30, 2002.
4(1)	Five-Year Credit Agreement dated as of December 10, 2004, as amended and restated as of May 12, 2006, among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A. as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit(4) of Form 10-Q of Registrant for the three months ended June 30, 2006.
4(2)	Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.
4(3)	First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 73/8% Notes due 2009 and 77/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.
4(4)	Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.
4(5)	Prospectus Supplement dated February 28, 2002 to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on February 28, 2002.
4(6)	Indenture dated as of March 1, 2006 between Registrant and The Bank of New York Mellon as successor to JP Morgan Chase, as Trustee, including form of Note. Incorporated by reference to Exhibit 4 to Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on March 1, 2006.
4(7)	Form of 2014 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.
4(8)	Form of 2019 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase, as Trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.

4(9)		Form of 6.00% Note, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 15, 2009. Other instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries upon request.
10(1)		Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.
10(2)		Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
10(3)		Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.
10(4)		Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.
10(5)	*	Incentive Cash Bonus Plan description incorporated by reference to Item 5.02 of Form 8-K of Registrant filed on February 10, 2009.
10(6)	*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(7)	*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(8)	*	Performance Incentive Plan for Senior Officers, incorporated by reference to Exhibit (10) of Form 10-Q of Registrant for the three months ended June 30, 2006.
10(9)	*	Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10(10)	*	Amendment dated December 31, 2006 to Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(10) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(11)	*	Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(12)	*	Second Amended and Restated 1995 Long-Term Incentive Plan, including forms of awards thereunder incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(13)	*	2008 Long Term Incentive Plan, incorporated by reference to Annex B to Registrant’s definitive proxy statement filed on March 27, 2008.
10(14)	*	Forms of Awards under Registrant’s 2008 Long Term Incentive Plan.
10(15)	*	Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K of Registrant dated January 1, 2007.
10(16)	*	Amended and Restated Change of Control Termination Benefits Agreement dated as of May 29, 2009 between Registrant and F. Borden Walker, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended June 30, 2009. A substantially identical agreement (differing only in the signatories thereto) was entered into between Registrant and John B. Hess.
10(17)	*	Change of Control Termination Benefits Agreement dated as of May 29, 2009 between Registrant and John P. Rielly. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (including the named executive officers, other than those referred to in Exhibit 10(15)).

10(18)	*	Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(19)	*	Agreement between Registrant and Gregory P. Hill relating to his compensation and other terms of employment, incorporated by reference to Form 8-K of Registrant filed January 7, 2009.
10(20)	*	Agreement between Registrant and Timothy B. Goodell relating to his compensation and other terms of employment.
10(21)	*	Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(22)		Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.
10(23)		Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
21		Subsidiaries of Registrant.
23(1)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 26, 2010.
23(2)		Consent of DeGolyer and MacNaughton dated February 26, 2010.
31(1)		Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)		Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)		Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)		Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
99(1)		Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated January 15, 2010, on proved reserves audit as of December 31, 2009 of certain properties attributable to Registrant.
101(INS)		XBRL Instance Document
101(SCH)		XBRL Schema Document
101(CAL)		XBRL Calculation Linkbase Document
101(LAB)		XBRL Label Linkbase Document
101 (PRE)		XBRL Presentation Linkbase Document
101(DEF)		XBRL Definition Linkbase Document

*	These exhibits relate to executive compensation plans and arrangements.

(b)	Reports on Form 8-K

During the three months ended December 31, 2009, Registrant filed or furnished the following report on Form 8-K:

1. Filing dated October 29, 2009 reporting under Items 2.02 and 9.01, a news release dated October 29, 2009 reporting results for the third quarter of 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2010.

HESS CORPORATION
     (Registrant)

By	/s/ John P. Rielly
(John P. Rielly)
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Hess John B. Hess	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ Samuel W. Bodman Samuel W. Bodman	Director	February 26, 2010

/s/ Nicholas F. Brady Nicholas F. Brady	Director	February 26, 2010

/s/ Gregory P. Hill Gregory P. Hill	Director	February 26, 2010

/s/ Edith E. Holiday Edith E. Holiday	Director	February 26, 2010

/s/ Thomas H. Kean Thomas H. Kean	Director	February 26, 2010

/s/ Risa Lavizzo-Mourey Risa Lavizzo-Mourey	Director	February 26, 2010

/s/ Craig G. Matthews Craig G. Matthews	Director	February 26, 2010

/s/ John H. Mullin John H. Mullin	Director	February 26, 2010

/s/ Frank A. Olson Frank A. Olson	Director	February 26, 2010

/s/ John P. Rielly John P. Rielly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Ernst H. von Metzsch Ernst H. von Metzsch	Director	February 26, 2010

/s/ F. Borden Walker F. Borden Walker	Director	February 26, 2010

/s/ Robert N. Wilson Robert N. Wilson	Director	February 26, 2010

Schedule II

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

		Additions
		Charged
		to Costs	Charged	Deductions
	Balance	and	to Other	from	Balance
Description	January 1	Expenses	Accounts	Reserves	December 31
	(In millions)

2009
Losses on receivables	$46	$13	$—	$5	$54

2008
Losses on receivables	$41	$9	$—	$4	$46

2007
Losses on receivables	$39	$5	$—	$3	$41

EXHIBIT INDEX

3(1)	Restated Certificate of Incorporation of Registrant, including amendment thereto dated May 3, 2006 incorporated by reference to Exhibit(3) of Registrant’s Form 10-Q for the three months ended June 30, 2006.
3(2)	By-Laws of Registrant incorporated by reference to Exhibit 3 of Form 10-Q of Registrant for the three months ended June 30, 2002.
4(1)	Five-Year Credit Agreement dated as of December 10, 2004, as amended and restated as of May 12, 2006, among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A. as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit(4) of Form 10-Q of Registrant for the three months ended June 30, 2006.
4(2)	Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.
4(3)	First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.
4(4)	Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.
4(5)	Prospectus Supplement dated February 28, 2002 to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on February 28, 2002.
4(6)	Indenture dated as of March 1, 2006 between Registrant and The Bank of New York Mellon as successor to JP Morgan Chase, as Trustee, including form of Note. Incorporated by reference to Exhibit 4 to Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on March 1, 2006.
4(7)	Form of 2014 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.
4(8)	Form of 2019 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase, as Trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.
4(9)	Form of 6.00% Note, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 15, 2009. Other instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries upon request.
10(1)	Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.
10(2)	Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.
10(3)	Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.
10(4)	Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.

10(5)	*	Incentive Cash Bonus Plan description incorporated by reference to Item 5.02 of Form 8-K of Registrant filed on February 10, 2009.
10(6)	*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(7)	*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(8)	*	Performance Incentive Plan for Senior Officers, incorporated by reference to Exhibit (10) of Form 10-Q of Registrant for the three months ended June 30, 2006.
10(9)	*	Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10(10)	*	Amendment dated December 31, 2006 to Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(10) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(11)	*	Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(12)	*	Second Amended and Restated 1995 Long-Term Incentive Plan, including forms of awards thereunder incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(13)	*	2008 Long Term Incentive Plan, incorporated by reference to Annex B to Registrant’s definitive proxy statement filed on March 27, 2008.
10(14)	*	Forms of Awards under Registrant’s 2008 Long Term Incentive Plan.
10(15)	*	Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K of Registrant dated January 1, 2007.
10(16)	*	Amended and Restated Change of Control Termination Benefits Agreement dated as of May 29, 2009 between Registrant and F. Borden Walker, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended June 30, 2009. A substantially identical agreement (differing only in the signatories thereto) was entered into between Registrant and John B. Hess.
10(17)	*	Change of Control Termination Benefits Agreement dated as of May 29, 2009 between Registrant and John P. Rielly. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (including the named executive officers, other than those referred to in Exhibit 10(15)).
10(18)	*	Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.
10(19)	*	Agreement between Registrant and Gregory P. Hill relating to his compensation and other terms of employment, incorporated by reference to Form 8-K of Registrant filed January 7, 2009.
10(20)	*	Agreement between Registrant and Timothy B. Goodell relating to his compensation and other terms of employment.
10(21)	*	Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(22)		Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant dated October 30, 1998.
10(23)		Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated October 30, 1998.
21		Subsidiaries of Registrant.
23(1)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 26, 2010.
23(2)		Consent of DeGolyer and MacNaughton dated February 26, 2010.
31(1)		Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
99(1)	Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated January 15, 2010, on proved reserves audit as of December 31, 2009 of certain properties attributable to Registrant.
101(INS)	XBRL Instance Document
101(SCH)	XBRL Schema Document
101(CAL)	XBRL Calculation Linkbase Document
101(LAB)	XBRL Label Linkbase Document
101 (PRE)	XBRL Presentation Linkbase Document
101(DEF)	XBRL Definition Linkbase Document

*	These exhibits relate to executive compensation plans and arrangements.