Form 10-Q
period 2010-03-31
HESS CORP
filed 2010-05-07
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At March 31, 2010, there were 328,338,998 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2010	2009
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$9,259	$6,915
Equity in income (loss) of HOVENSA L.L.C.	(85)	(41)
Other, net	46	(2)

Total revenues and non-operating income	9,220	6,872

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	6,540	5,182
Production expenses	477	409
Marketing expenses	253	257
Exploration expenses, including dry holes and lease impairment	151	193
Other operating expenses	52	48
General and administrative expenses	155	160
Interest expense	84	77
Depreciation, depletion and amortization	542	486

Total costs and expenses	8,254	6,812

INCOME BEFORE INCOME TAXES	966	60
Provision for income taxes	398	77

NET INCOME (LOSS)	568	(17)
Less: Net income attributable to noncontrolling interests	30	42

NET INCOME (LOSS) ATTRIBUTABLE TO HESS CORPORATION	$538	$(59)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO HESS CORPORATION
BASIC	$1.66	$(.18)
DILUTED	1.65	(.18)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	327.0	323.4
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,370	$1,362
Accounts receivable	4,503	3,924
Inventories	1,405	1,438
Other current assets	1,502	1,263

Total current assets	8,780	7,987

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	597	681
Other	250	232

Total investments in affiliates	847	913

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	29,099	29,871
Less reserves for depreciation, depletion, amortization and lease impairment	12,563	13,244

Property, plant and equipment — net	16,536	16,627

GOODWILL	1,218	1,225
DEFERRED INCOME TAXES	2,283	2,409
OTHER ASSETS	285	304

TOTAL ASSETS	$29,949	$29,465

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$4,501	$4,223
Accrued liabilities	2,005	1,954
Taxes payable	627	525
Current maturities of long-term debt	32	148

Total current liabilities	7,165	6,850

LONG-TERM DEBT	4,303	4,319
DEFERRED INCOME TAXES	2,171	2,222
ASSET RETIREMENT OBLIGATIONS	1,015	1,234
OTHER LIABILITIES AND DEFERRED CREDITS	1,268	1,312

Total liabilities	15,922	15,937

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00
Authorized — 600,000 shares
Issued — 328,339 shares at March 31, 2010; 327,229 shares at December 31, 2009	328	327
Capital in excess of par value	2,515	2,481
Retained earnings	12,761	12,251
Accumulated other comprehensive income (loss)	(1,749)	(1,675)

Total Hess Corporation stockholders’ equity	13,855	13,384
Noncontrolling interests	172	144

Total equity	14,027	13,528

TOTAL LIABILITIES AND EQUITY	$29,949	$29,465

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions of dollars)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$568	$(17)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	542	486
Exploratory dry hole costs and lease impairment	77	92
Provision (benefit) for deferred income taxes	19	(57)
Equity in (income) loss of HOVENSA L.L.C.	85	41
Pre-tax gain on asset sale	(58)	—
Stock compensation expense	24	40
Changes in operating assets and liabilities and other	(432)	40

Net cash provided by operating activities	825	625

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(788)	(704)
Proceeds from asset sale	183	—
Other, net	(17)	14

Net cash used in investing activities	(622)	(690)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of debt with maturities of 90 days or less	—	(850)
Debt with maturities of greater than 90 days
Borrowings	—	1,246
Repayments	(142)	(23)
Cash dividends paid	(66)	(65)
Other, net	13	6

Net cash (used in) provided by financing activities	(195)	314

NET INCREASE IN CASH AND CASH EQUIVALENTS	8	249
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,362	908

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,370	$1,157

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at March 31, 2010 and December 31, 2009 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2010 and 2009. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
     The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2009.
     Effective January 1, 2010, the Corporation adopted the amended accounting standards that eliminated the consolidation exception for a qualifying special-purpose entity and changed the analysis necessary to determine whether consolidation of a variable interest entity is required. The adoption of these standards resulted in an increase of approximately $10 million to Property, plant and equipment and a corresponding increase to Long-term debt. The debt was subsequently repaid during the first quarter of 2010.
2.  Inventories
     Inventories consist of the following (in millions):

	March 31,	December 31,
	2010	2009
Crude oil and other charge stocks	$512	$424
Refined products and natural gas	1,352	1,429
Less: LIFO adjustment	(862)	(815)

	1,002	1,038
Merchandise, materials and supplies	403	400

Total inventories	$1,405	$1,438

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.  Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method. Summarized financial information for HOVENSA follows (in millions):

	March 31,	December 31,
	2010	2009
Summarized balance sheet
Cash and short-term investments	$42	$78
Other current assets	761	580
Net fixed assets	2,083	2,080
Other assets	32	33
Current liabilities	(1,265)	(953)
Long-term debt	(356)	(356)
Deferred liabilities and credits	(140)	(137)

Members’ equity	$1,157	$1,325

	Three Months
	Ended March 31,
	2010	2009
Summarized income statement
Total revenues	$2,766	$2,023
Cost and expenses	(2,934)	(2,104)

Net income (loss)	$(168)	$(81)

Hess Corporation’s share, before income taxes	$(85)	$(41)

4.  Property, Plant and Equipment
     In December 2009, the Corporation agreed to a strategic exchange of all of its interests in Gabon and the Clair Field in the United Kingdom for additional interests in the Valhall and Hod fields offshore Norway. In March 2010, the Corporation agreed to the sale of a package of mature, non-operated natural gas production and transportation assets in the United Kingdom North Sea. These transactions are subject to various regulatory and other approvals. The Corporation has classified all of the properties to be disposed of as held for sale. At March 31, 2010, the carrying amount of these assets totaling $855 million was reported in Other current assets. In addition, asset retirement obligations and deferred income taxes totaling $431 million were reported in Accrued liabilities.
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the three months ended March 31, 2010 (in millions):

Balance at January 1	$1,437
Additions to capitalized exploratory well costs pending the determination of proved reserves	226
Capitalized exploratory well costs charged to expense	(6)

Balance at end of period	$1,657

     The preceding table excludes costs related to exploratory dry holes of $11 million which were incurred and subsequently expensed in 2010. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,066 million at March 31, 2010. Approximately 57% of the capitalized well costs in excess of one year relate to the Pony and Tubular Bells projects in the deepwater Gulf of Mexico where development planning is progressing. In addition, the Corporation is currently drilling an appraisal well at Pony. Approximately 12% relates to Area 54 offshore Libya where commercial analysis and development planning activities are ongoing. Approximately 10% relates to

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Block WA-390-P offshore Western Australia where further drilling is in progress. Approximately 8% relates to Block BM-S-22 offshore Brazil where the operator plans to commence drilling a third exploration well in the second half of 2010. The remainder of the capitalized well costs in excess of one year relate to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.
5.  Long-Term Debt
     In December 2009, the Corporation issued $750 million of 30 year bonds and tendered for the $662 million of bonds due in August 2011. The Corporation completed the purchase of $546 million of the 2011 bonds in December 2009. The remaining $116 million of the 2011 bonds were redeemed in January 2010, resulting in a charge of approximately $11 million ($7 million after income taxes).
6.  Foreign Currency Translation
     Pre-tax foreign currency gains (losses) amounted to the following (in millions):

	Three Months
	Ended March 31,
	2010	2009
Pre-tax foreign currency gains (losses)	$(6)	$(3)
7.  Retirement Plans
     Components of net periodic pension cost consisted of the following (in millions):

	Three Months
	Ended March 31,
	2010	2009
Service cost	$12	$10
Interest cost	22	20
Expected return on plan assets	(21)	(15)
Amortization of net loss	12	14

Pension expense	$25	$29

     In 2010, the Corporation expects to contribute approximately $190 million to its pension plans. The Corporation contributed $58 million to its pension plans in the first quarter of 2010.
8.  Risk Management and Trading Activities
     In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow these activities are referred to as energy marketing and risk management activities. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership, that are exposed to commodity price risks primarily related to the prices of crude oil, natural gas and refined products.
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
     The table below shows the gross volume of the Corporation’s energy marketing commodity contracts outstanding:

	March 31,	December 31,
	2010	2009
Commodity Contracts
Crude oil and refined products (millions of barrels)	23	34
Natural gas (millions of mcf)	1,847	1,876
Electricity (millions of megawatt hours)	183	166
     The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges are recognized currently in earnings. Revenues from the sales contracts are recognized in Sales and other operating revenues, supply contract purchases are recognized in Cost of products sold and net settlements from financial derivatives related to these energy marketing activities are recognized in Cost of products sold. Net realized and unrealized pre-tax gains on derivative contracts not designated as hedges amounted to $74 million and $77 million for the quarters ended March 31, 2010 and 2009, respectively.
     At March 31, 2010, a portion of energy marketing commodity contracts are designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly two years or less. For contracts outstanding at March 31, 2010, the maximum duration was four years. The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of Other comprehensive income. Amounts recorded in Accumulated other comprehensive income are reclassified into Cost of products sold in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in fair value of cash flow hedges is recognized immediately in Cost of products sold.
     At March 31, 2010, the after-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income were $438 million ($303 million at December 31, 2009). The Corporation estimates that approximately $317 million of this amount will be reclassified into earnings over the next twelve months. During the three months ended March 31, 2010 and 2009, the Corporation reclassified losses from Accumulated other comprehensive income of $91 million and $69 million respectively. The amount of loss from hedge ineffectiveness reflected in earnings was $1 million during each of the three month periods ended March 31, 2010 and 2009. The decrease in the fair value of energy marketing cash flow hedges was $226 million for the three months ended March 31, 2010 and $308 million for the three months ended March 31, 2009.
     Corporate Risk Management: Corporate risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas produced by the Corporation or to reduce exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of the Corporation’s crude oil or natural gas production. Forward contracts may also be used to purchase certain currencies in which the

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Corporation does business with the intent of reducing exposure to foreign currency fluctuations. These forward contracts comprise various currencies including the British pound and Thai baht. In the first quarter of 2010, the Corporation executed interest rate swaps to convert interest payments on certain long term debt from fixed to floating rates.
     The table below shows the gross volume of the Corporate risk management derivative instruments outstanding:

	March 31,	December 31,
	2010	2009
Commodity contracts, primarily crude oil (millions of barrels)	50	54
Foreign exchange (millions of U.S. dollars)	1,374	872
Interest rate swaps (millions of U.S. dollars)	250	—
     During 2008, the Corporation closed Brent crude oil cash flow hedges covering 24,000 barrels per day through 2012, by entering into offsetting contracts with the same counterparty. As a result, the valuation of those contracts is no longer subject to change due to price fluctuations. There were no other open hedges of crude oil or natural gas production at March 31, 2010. Hedging activities decreased Exploration and Production Sales and other operating revenue by $131 million for both the first quarter of 2010 and the first quarter of 2009. There was no hedge ineffectiveness for the first quarter of 2010 and 2009.
     At March 31, 2010, the after-tax deferred losses in Accumulated other comprehensive income relating to Corporate risk management cash flow hedges were $874 million ($941 million at December 31, 2009). These deferred losses result from the closed Brent crude oil hedges referred to above. The Corporation estimates that approximately $335 million of this amount will be reclassified into earnings over the next twelve months. The pre-tax amount of deferred hedge losses is reflected in Accounts payable and the related income tax benefits are recorded as Deferred income tax assets on the balance sheet.
     The Corporation designates interest rate swaps as fair value hedges. Changes in fair value of interest rate swaps and the hedged fixed rate debt are recorded in Interest expense. For the three months ended March 31, 2010, the Corporation recorded an increase of $1 million in the fair value of interest rate swaps and a corresponding increase in the fair value of the hedged fixed rate debt.
     The change in fair value of foreign exchange contracts are not designated as hedges. Gains or losses on foreign exchange contracts are recognized immediately in Other, net in Revenues and non-operating income.
     Net pre-tax gains (losses) on derivative contracts used for Corporate risk management and not designated as hedges amounted to the following (in millions):

	Three Months
	Ended March 31,
	2010	2009
Commodity	$1	$5
Foreign exchange	(37)	(3)

Total	$(36)	$2

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
     The table below summarizes the gross volume of the Corporation’s trading and derivative instruments outstanding:

	March 31,	December 31,
	2010	2009
Commodity Contracts
Crude oil and refined products (millions of barrels)	2,697	2,251
Natural gas (millions of mcf)	6,216	6,927
Electricity (millions of megawatt hours)	6	6
Other Contracts (millions of U.S. dollars)
Interest rate	384	495
Foreign exchange	216	335
     Pre-tax gains (losses) recorded in Sales and other operating revenues from trading activities amounted to the following (in millions):

	Three Months
	Ended March 31,
	2010	2009
Commodity	$105	$111
Foreign exchange	(2)	7
Interest rate and other	(8)	7

Total	$95	$125

     Fair Value Measurements: The Corporation determines fair value in accordance with the fair value measurements accounting standard (ASC 820 – Fair Value Measurements and Disclosures), which established a hierarchy that categorizes the sources of inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability presented below is based on the lowest significant input level within this fair value hierarchy.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     When Level 1 inputs are available within a particular market, those inputs are selected for determination of fair value over Level 2 or 3 inputs in the same market. To value Level 2 and 3 derivatives the Corporation uses observable inputs for similar instruments that are available from exchanges, pricing services or broker quotes. These observable inputs may be supplemented with other methods, including internal extrapolation, that result in the most representative prices for instruments with similar characteristics. Instruments are classified as Level 2 or 3 based on the lowest significant input.
     The following table provides the fair value of the Corporation’s financial assets and (liabilities) based on this hierarchy (in millions):

				Collateral and
				counterparty
	Level 1	Level 2	Level 3	netting	Balance
March 31, 2010

Assets
Derivative contracts
Commodity	$208	$1,118	$404	$(276)	$1,454
Other	—	3	—	—	3
Collateral and counterparty netting	—	(1)	—	(23)	(24)

Total derivative contracts	208	1,120	404	(299)	1,433
Other assets measured at fair value on a recurring basis	35	10	3	—	48

Total assets	$243	$1,130	$407	$(299)	$1,481

Liabilities
Derivative contracts
Commodity	$(133)	$(2,985)	$(451)	$276	$(3,293)
Foreign exchange	—	(13)	—	—	(13)
Other	—	(11)	—	—	(11)
Collateral and counterparty netting	—	1	—	260	261

Total derivative contracts	(133)	(3,008)	(451)	536	(3,056)
Other liabilities measured at fair value on a recurring basis	—	(277)	(2)	—	(279)

Total liabilities	$(133)	$(3,285)	$(453)	$536	$(3,335)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Collateral and
				counterparty
	Level 1	Level 2	Level 3	netting	Balance
December 31, 2009

Assets
Derivative contracts
Commodity	$46	$1,137	$119	$(40)	$1,262
Other	—	3	—	—	3
Collateral and counterparty netting	—	(1)	—	(326)	(327)

Total derivative contracts	46	1,139	119	(366)	938
Other assets measured at fair value on a recurring basis	37	21	5	—	63

Total assets	$83	$1,160	$124	$(366)	$1,001

Liabilities
Derivative contracts
Commodity	$(151)	$(2,880)	$(36)	$40	$(3,027)
Foreign exchange	—	(23)	—	—	(23)
Other	—	(8)	—	—	(8)
Collateral and counterparty netting	—	1	—	280	281

Total derivative contracts	(151)	(2,910)	(36)	320	(2,777)
Other liabilities measured at fair value on a recurring basis	—	(66)	(4)	—	(70)

Total liabilities	$(151)	$(2,976)	$(40)	$320	$(2,847)

     The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs (in millions):

	2010	2009
Balance at January 1	$84	$149
Unrealized gains (losses)
Included in earnings	103	221
Included in other comprehensive income	(14)	(285)
Purchases, sales or other settlements during the period	(42)	16
Transfers into Level 3	(159)	(21)
Transfers out of Level 3	(18)	(245)

Balance at March 31	$(46)	$165

     Effective January 1, 2010, the Corporation’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the three months ended March 31, 2010, transfers into Level 1 and Level 2 were $25 million and zero respectively, and transfers out of Level 1 and Level 2 were $15 million and $137 million, respectively. The majority of transfers into Levels 1 and 2 resulted from instruments that became more actively traded as they moved closer to maturity. The majority of transfers into Levels 2 and 3 were due to the increased significance of the lower level inputs to the instrument’s fair value.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In addition to the financial assets and liabilities disclosed in the tables on pages 10 and 11, the Corporation had other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, for which the carrying value approximated their fair value at March 31, 2010 and December 31, 2009. Long-term debt had a carrying value of $4,335 million compared with a fair value of $4,942 million at March 31, 2010, and a carrying value of $4,467 million compared with a fair value of $5,073 million at December 31, 2009.
     The table below reflects the gross and net fair values of the Corporation’s risk management and trading derivative instruments (in millions):

	Accounts	Accounts
	Receivable	Payable
March 31, 2010
Derivative contracts designated as hedging instruments
Commodity	$910	$(1,564)
Other	1	—

Total derivative contracts designated as hedging instruments	911	(1,564)

Derivative contracts not designated as hedging instruments
Commodity	10,829	(12,013)
Foreign exchange	9	(23)
Other	11	(19)

Total derivative contracts not designated as hedging instruments	10,849	(12,055)

Gross fair value of derivative contracts	11,760	(13,619)
Master netting arrangements	(10,130)	10,130
Cash collateral (received) posted	(197)	433

Net fair value of derivative contracts	$1,433	$(3,056)

December 31, 2009
Derivative contracts designated as hedging instruments
Commodity	$748	$(1,166)

Derivative contracts not designated as hedging instruments
Commodity	9,145	(10,493)
Foreign exchange	3	(26)
Other	12	(14)

Total derivative contracts not designated as hedging instruments	9,160	(10,533)

Gross fair value of derivative contracts	9,908	(11,699)
Master netting arrangements	(8,653)	8,653
Cash collateral (received) posted	(317)	269

Net fair value of derivative contracts	$938	$(2,777)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties or groups of counterparties. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net receivables at March 31, 2010 are concentrated with counterparties as follows: Integrated Oil Companies – 19%, Government Entities – 13%, Manufacturing – 13% and Services – 13%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At March 31, 2010 and December 31, 2009, the Corporation is holding cash from counterparties of approximately $197 million and $317 million, respectively. The Corporation has posted cash to counterparties at March 31, 2010 and December 31, 2009 of approximately $433 million and $269 million, respectively.
     At March 31, 2010, the Corporation had a total of $2,979 million of outstanding letters of credit, primarily issued to satisfy margin and collateral requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of March 31, 2010, the net liability related to derivatives with contingent collateral provisions was approximately $2,265 million before cash collateral posted of approximately $411 million. At March 31, 2010, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of March 31, 2010, the Corporation would be required to post additional collateral of approximately $270 million.
9.  Weighted Average Common Shares
     The weighted average numbers of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months
	Ended March 31,
	2010	2009
Common shares – basic	324,768	323,431
Effect of dilutive securities
Restricted common stock	1,379	—
Stock options	809	—

Common shares – diluted	326,956	323,431

     The Corporation issued 2,675,700 stock options and 891,900 shares of restricted stock in the first three months of 2010. The table above excludes the effect of 4,236,000 shares related to out-of-the money options for the quarter ended March 31, 2010.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.  Equity and Comprehensive Income
     The table below summarizes changes in equity (amounts in millions):

	Hess	Non-
	Stockholders’	controlling
	Equity	Interests	Total Equity
Balance at January 1, 2010	$13,384	$144	$13,528

Net Income	538	30	568
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	174	—	174
Net change in fair value of cash flow hedges	(242)	—	(242)
Change in post retirement plan liabilities, after tax	8	—	8
Change in foreign currency translation adjustment and other	(14)	1	(13)

Comprehensive income	464	31	495

Activity related to restricted common stock awards, net	13	—	13
Employee stock options, including income tax benefits	22	—	22
Cash dividends declared	(33)	—	(33)
Payments from (to) noncontrolling interests, net	5	(3)	2

Balance at March 31, 2010	$13,855	$172	$14,027

Balance at January 1, 2009	$12,307	$84	$12,391

Net Income	(59)	42	(17)
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	151	—	151
Net change in fair value of cash flow hedges	(345)	—	(345)
Change in post retirement plan liabilities, after tax	7	—	7
Change in foreign currency translation adjustment and other	(44)	(15)	(59)

Comprehensive income (loss)	(290)	27	(263)

Activity related to restricted common stock awards, net	12	—	12
Employee stock options, including income tax benefits	24	—	24
Cash dividends declared	(33)	—	(33)

Balance March 31, 2009	$12,020	$111	$12,131

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.  Segment Information
     The Corporation’s results by operating segment were as follows (in millions):

	Three Months
	Ended March 31,
	2010	2009
Operating revenues
Exploration and Production	$2,141	$1,203
Marketing and Refining	7,157	5,740
Less: Transfers between affiliates	(39)	(28)

Total (*)	$9,259	$6,915

Net income (loss) attributable to Hess Corporation
Exploration and Production	$551	$(64)
Marketing and Refining	87	102
Corporate, including interest	(100)	(97)

Total	$538	$(59)

(*)	Operating revenues exclude excise and similar taxes of approximately $530 million and $500 million in the first quarter of 2010 and 2009, respectively.
     Identifiable assets by operating segment were as follows (in millions):

	March 31,	December 31,
	2010	2009
Exploration and Production	$22,092	$21,810
Marketing and Refining	6,759	6,388
Corporate	1,098	1,267

Total	$29,949	$29,465

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures refined petroleum products and purchases, trades and markets refined petroleum products, natural gas and electricity. The Corporation reported net income of $538 million in the first quarter of 2010, compared with a loss of $59 million in the first quarter of 2009.
     Exploration and Production: E&P reported net income of $551 million for the first quarter of 2010, compared with a loss of $64 million in the first quarter of 2009. In the first quarter of 2010, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $63.62 per barrel compared with $34.42 per barrel in the first quarter of 2009. The Corporation’s average worldwide natural gas selling price was $5.92 per thousand cubic feet (mcf) in the first quarter of 2010 compared with $5.08 per mcf in the first quarter of 2009. Worldwide crude oil and natural gas production was 423,000 barrels of oil equivalent per day (boepd) in the first quarter of 2010 an increase of 33,000 boepd from the same period in 2009.
     The following is an update of E&P activities during the first quarter of 2010:
•	In North Dakota, net production from the Bakken reached 13,000 boepd in March 2010. The Corporation currently has five rigs dedicated to drilling Bakken wells and plans to add five additional rigs over the next twelve months.

•	The Corporation spud the Pony No. 3 well on Green Canyon 469, in which Hess has a 100 percent working interest. This well is designed to test the eastern extent of the Pony structure.

•	The Corporation completed the sale of its interest in the Jambi Merang natural gas development project in Indonesia (Hess 25%) for cash proceeds of $183 million. The transaction resulted in a gain of $58 million after income taxes.

•	The Corporation reached agreement with Scottish & Southern Energy to sell its interests in a package of mature non-operated natural gas production and transportation assets in the United Kingdom North Sea for $423 million in cash. The package includes the Corporation’s interests in the Easington Catchment area (Hess 32%), the Bacton area (Hess 22%), Everest Field (Hess 19%), Lomond Field (Hess 17%) and the Central Area Transmission System (CATS) pipeline. The sale is expected to close in the third quarter of 2010.
     Marketing and Refining: M&R generated income of $87 million for the first quarter of 2010, compared with income of $102 million in the first quarter of 2009, primarily reflecting lower earnings from refining operations partially offset by higher marketing margins. During the first quarter of 2010, the Fluid Catalytic Cracking (FCC) unit at HOVENSA L.L.C. (HOVENSA) was shutdown for a scheduled turnaround. The Corporation’s share of HOVENSA’s turnaround expenses in the first quarter was approximately $20 million after income taxes.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations
     The after-tax results by major operating activity were as follows (in millions, except per share data):

	Three Months
	Ended March 31,
	2010	2009
Exploration and Production	$551	$(64)
Marketing and Refining	87	102
Corporate	(48)	(49)
Interest expense	(52)	(48)

Net income (loss) attributable to Hess Corporation	$538	$(59)

Net income (loss) per share (diluted)	$1.65	$(.18)

Items Affecting Comparability of Earnings Between Periods
     The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods (amounts in millions). The items in the table below are explained and the pre-tax amounts are shown on pages 21 and 24.

	Three Months
	Ended March 31,
	2010	2009
Exploration and Production	$58	$(13)
Corporate	(7)	(16)

Total	$51	$(29)

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

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Comparison of Results
     Exploration and Production
     Following is a summarized income statement of the Corporation’s E&P operations (in millions):

	Three Months
	Ended March 31,
	2010	2009
Sales and other operating revenues (*)	$2,114	$1,131
Non-operating income	54	8

Total revenues and non-operating income	2,168	1,139

Cost and expenses
Production expenses, including related taxes	477	409
Exploration expenses, including dry holes and lease impairment	151	193
General, administrative and other expenses	67	56
Depreciation, depletion and amortization	519	465

Total costs and expenses	1,214	1,123

Results of operations before income taxes	954	16
Provision for income taxes	403	80

Results of operations attributable to Hess Corporation	$551	$(64)

(*)	Amounts differ from E&P operating revenues in Note 11 “Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from unrelated third parties.
     After considering the items affecting comparability between periods, the remaining changes in E&P earnings are primarily attributable to changes in selling prices, sales volumes and exploration expenses as discussed below.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Selling prices: Higher average realized selling prices of crude oil and natural gas increased E&P revenues by approximately $790 million in the first quarter of 2010, compared with the corresponding period of 2009. The Corporation’s average selling prices were as follows:

	Three Months
	Ended March 31,
	2010	2009
Average selling prices
Crude oil — per barrel (including hedging)
United States	$74.40	$38.58
Europe	55.25	35.31
Africa	62.38	31.15
Asia and other	71.67	45.86
Worldwide	63.62	34.42

Crude oil — per barrel (excluding hedging)
United States	$74.40	$38.58
Europe	55.25	35.31
Africa	75.96	44.20
Asia and other	71.67	45.86
Worldwide	69.06	40.19

Natural gas liquids — per barrel
United States	$51.11	$29.03
Europe	59.38	36.76
Asia and other	63.92	—
Worldwide	52.93	31.29

Natural gas — per mcf
United States	$4.63	$4.03
Europe	5.41	6.49
Asia and other	6.37	4.70
Worldwide	5.92	5.08
     In October 2008, the Corporation closed its Brent crude oil cash flow hedges, covering 24,000 barrels per day from 2009 through 2012, by entering into offsetting contracts with the same counterparty. The deferred after tax loss as of the date the hedge positions were closed will be recorded in earnings as the contracts mature. The estimated annual after-tax loss from the closed positions is expected to be approximately $335 million from 2010 through 2012. Crude oil hedges reduced E&P earnings by $83 million in the first quarter of 2010 ($131 million before income taxes) and $82 million in the first quarter of 2009 ($131 million before income taxes).

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Sales and production volumes: The Corporation’s crude oil and natural gas production was 423,000 boepd in the first quarter of 2010 compared with 390,000 boepd in the same period of 2009. The Corporation anticipates that its production for the full year of 2010 will average between approximately 400,000 and 410,000 boepd.
     The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three Months
	Ended March 31,
	2010	2009
Crude oil (barrels per day)
United States	71	32
Europe	86	88
Africa	118	126
Asia and other	14	15

Total	289	261

Natural gas liquids (barrels per day)
United States	13	9
Europe	3	4
Asia and other	1	—

Total	17	13

Natural gas (mcf per day)
United States	97	78
Europe	156	180
Asia and other	452	438

Total	705	696

Barrels of oil equivalent per day (*)	423	390

(*)	Natural gas production is converted assuming six mcf equals one barrel.
     United States: Crude oil production in the United States was higher in the first quarter of 2010 compared to the corresponding period in 2009, primarily due to production from the Shenzi and Conger fields in the deepwater Gulf of Mexico. The Shenzi Field commenced production in March 2009. In addition, first quarter 2009 crude oil and natural gas production in the Gulf of Mexico was adversely affected due to downtime caused by hurricanes in 2008.
     Europe: Natural gas production in the first quarter of 2010 was lower than the same period in 2009, primarily due to natural decline at various mature fields in the United Kingdom North Sea.
     Africa: Crude oil production in Africa was lower in the first quarter of 2010 compared to the corresponding period in 2009, primarily due to lower entitlement production in Algeria as a result of higher selling prices.
     Asia and other: The increase in natural gas production in the first quarter of 2010 compared to the corresponding period in 2009 was principally due to higher nominations from Block A-18 in the Joint Development Area of Malaysia / Thailand (JDA).

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     Sales volumes: Higher crude oil sales volumes increased revenue by approximately $195 million in the first quarter of 2010 compared with the corresponding period of 2009.
     Non-operating income: Non-operating income in the first quarter of 2010 included a gain of $58 million related to the sale of the Corporation’s interest in the Jambi Merang natural gas development project in Indonesia. This gain is reflected in the table of items affecting comparability of earnings between periods on page 17.
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $79 million in the first quarter of 2010 compared with the corresponding period of 2009. The increase principally reflects higher production taxes as a result of higher selling prices and production volumes.
     Excluding the impact of the item affecting comparability of earnings between periods that is described below, depreciation, depletion and amortization charges were higher in 2010 largely reflecting the commencement of production from the Shenzi Field in March 2009. Rates per barrel also increased due to the mix of production from assets with varying per barrel rates. In the first quarter of 2009, an after-tax charge of $13 million ($26 million before income taxes) was recorded for the impairment of the Atlantic and Cromarty fields in the United Kingdom North Sea. This amount is reflected in the table of items affecting comparability of earnings on page 17.
     On December 31, 2009, the Securities and Exchange Commission’s updated standards for oil and gas reserve estimation became effective. The new rules allow, among other changes, the use of permitted technology in determining oil and gas reserve estimates. Since it was not practical to calculate reserve estimates under both the old and the new reserve estimation standards, it was not possible to precisely measure the effect of adopting the new SEC requirements on total proved reserves at December 31, 2009. However, the Corporation estimates that applying the new rules increased income in the first quarter of 2010 by approximately $20 million, after income taxes, due to lower depreciation, depletion and amortization expense.
Exploration expenses: Exploration expenses were lower in the first quarter of 2010 compared with the same period in 2009, principally reflecting lower geological and seismic expenses.
Income Taxes: The effective income tax rate for E&P operations in the first three months of 2010 was 45%, excluding the impact of the item affecting comparability between periods. In the first three months of 2009, E&P recorded tax expense of $80 million on pre-tax income of $16 million, primarily reflecting the impact of Libyan taxes in a lower commodity price environment together with the mix of income and losses from countries with varying tax rates.
Foreign Exchange: The pre-tax foreign currency loss related to E&P activities was $7 million in the first quarter of 2010 compared with a gain of $1 million in the first quarter of 2009. The after-tax foreign currency loss was $2 million for the three months ended March 31, 2010 and $6 million for the three months ended March 31, 2009.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect the Corporation’s E&P business, see Item 1A. Risk Factors Related to Our Business and Operations in the December 31, 2009 Annual Report on Form 10-K.
Marketing and Refining
     M&R activities generated income of $87 million in the first quarter of 2010 compared to $102 million in the first quarter of 2009. The Corporation’s downstream operations include HOVENSA, a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional M&R activities include a FCC facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
Refining: Refining operations generated losses of $56 million in the first quarter of 2010 and $18 million in the first quarter of 2009. The Corporation’s share of HOVENSA’s losses, after income taxes, was $52 million in the first quarter of 2010 and $25 million in the first quarter of 2009. The planned turnaround of HOVENSA’s FCC unit was completed in the first quarter of 2010 and operations re-commenced in March 2010. The Corporation’s share of HOVENSA’s turnaround expenses in the first quarter was approximately $20 million after income taxes.
     Port Reading’s loss after tax was $4 million in the first quarter of 2010 compared with earnings of $7 million in the corresponding period of 2009. The scheduled turnaround for the Port Reading refining facility commenced in April 2010 and is expected to last approximately 35 days. The estimated after-tax expenses to be recorded in the second quarter for this turnaround are approximately $20 million.
The following table summarizes refinery capacity and utilization rates:

	Refinery capacity	Refinery utilization
	(thousands of	Three Months Ended
	barrels per day)	March 31,
		2010	2009
HOVENSA
Crude	500	75.1%	82.0%
Fluid catalytic cracker	150	41.2%	71.4%
Coker	58	85.0%	80.5%
Port Reading	70	88.8%	88.2%

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Marketing: Marketing operations, which consist principally of energy marketing and retail gasoline operations, generated earnings of $121 million in the first quarter of 2010 compared with $101 million in the first quarter of 2009. The increase in earnings was primarily due to improved margins. The table below summarizes marketing sales volumes:

	Three Months
	Ended March 31,
	2010	2009
Refined Product sales (thousands of barrels per day)
Gasoline	251	227
Distillates	126	150
Residuals	86	85
Other	51	39

Total refined product sales	514	501

Natural gas (thousands of mcf per day)	2,414	2,536
Electricity (megawatts round the clock)	4,624	3,745
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results from the trading partnership, amounted to income of $22 million in the first quarter of 2010 compared with $19 million in the first quarter of 2009.
     The Corporation’s future M&R earnings may be impacted by volatility in margins, credit risk, supply and demand factors, the effects of weather, competitive industry conditions, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect the Corporation’s M&R business, see Item 1A. Risk Factors Related to Our Business and Operations in the December 31, 2009 Annual Report on Form 10-K.
Corporate
     The following table summarizes corporate expenses (in millions):

	Three Months
	Ended March 31,
	2010	2009
Corporate expenses (excluding items affecting comparability)	$62	$58
Income tax benefits	(21)	(25)

Net corporate expenses	41	33
Items affecting comparability between periods, after-tax	7	16

Total corporate expenses, after-tax	$48	$49

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     Excluding items affecting comparability between periods, after-tax corporate expenses were higher in the first quarter of 2010 compared with the same period of 2009, mainly due to higher bank facility fees. In the first three months of 2010, a charge of $11 million before income taxes ($7 million after tax) was recorded for the repurchase of the remaining $116 million of bonds that were scheduled to mature in 2011. In the first quarter of 2009, a charge of $25 million before income taxes ($16 million after tax) for retirement benefits and employee severance costs was recorded in general and administrative expenses. Both of these charges are reflected in the table of items affecting comparability of earnings between periods on page 17.
Interest Expense
     Interest expense was as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Total interest incurred	$85	$78
Less: capitalized interest	1	1

Interest expense before income taxes	84	77
Less: income taxes	32	29

After-tax interest expense	$52	$48

     The increase in interest incurred in the first three months of 2010 principally reflects slightly higher average debt.
Sales and Other Operating Revenues
     Sales and other operating revenues increased by 34% in the first quarter of 2010 compared with the corresponding period of 2009, primarily due to higher crude oil, natural gas and refined product selling prices. The increase in Cost of products sold principally reflects higher prices of refined products.
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$1,370	$1,362
Current portion of long-term debt	32	148
Total debt	4,335	4,467
Total equity	14,027	13,528
Debt to capitalization ratio (*)	23.6%	24.8%

(*)	Total debt as a percentage of the sum of total debt plus total equity.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
Cash Flows
     The following table summarizes the Corporation’s cash flows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$825	$625
Investing activities	(622)	(690)
Financing activities	(195)	314

Net increase in cash and cash equivalents	$8	$249

Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $825 million in the first quarter of 2010 compared with $625 million in the first quarter of 2009, reflecting increased earnings partially offset by the period over period changes in operating assets and liabilities of $472 million.
Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Three Months Ended
	March 31,
	2010	2009
Exploration and Production	$768	$658
Marketing, Refining and Corporate	20	46

Total	$788	$704

Financing Activities: In the first quarter of 2010, net repayments of debt were $142 million. In the first quarter of 2009, net borrowings increased by $373 million, following the issuance of $250 million of 5 year senior unsecured notes and $1 billion of 10 year senior unsecured notes. Dividends paid were $66 million in the first three months of 2010 ($65 million in the first three months of 2009).
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
     The table below summarizes the capacity, usage, and remaining availability of the Corporation’s borrowing and letter of credit facilities at March 31, 2010 (in millions):

	Expiration			Letters of		Remaining
	Date	Capacity	Borrowings	Credit Issued	Total Used	Capacity
Revolving credit facility	May 2012(a)	$3,000	$—	$—	$—	$3,000
Asset backed credit facility	July 2010(b)	1,000	—	500	500	500
Committed lines	Various(c)	2,115	—	1,263	1,263	852
Uncommitted lines	Various(c)	1,216	—	1,216	1,216	—

Total		$7,331	$—	$2,979	$2,979	$4,352

(a)	$75 million expires in May 2011.

(b)	Total capacity of $1.0 billion subject to the amount of eligible receivables posted as collateral.

(c)	Committed and uncommitted lines have expiration dates primarily through 2010.
     The Corporation maintains a $3.0 billion syndicated, revolving credit facility, of which $2,925 million is committed through May 2012. This facility can be used for borrowings and letters of credit. At March 31, 2010, available capacity under the facility was $3.0 billion.
     The Corporation has a 364 day asset-backed credit facility securitized by certain accounts receivable from its M&R operations. This facility can be used for borrowings and letters of credit. At March 31, 2010, outstanding letters of credit under this facility were collateralized by $1,550 million of accounts receivable, which are held by a wholly owned subsidiary. These receivables are not available to pay the general obligations of the Corporation before satisfaction of the outstanding obligations under the asset backed facility.
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     At March 31, 2010, a loan agreement covenant based on the Corporation’s debt to capitalization ratio permitted the Corporation to borrow up to an additional $19.0 billion for the construction or acquisition of assets. Under a separate loan agreement covenant, the Corporation has the ability to borrow up to $3.7 billion of additional secured debt at March 31, 2010. The Corporation’s $2,979 million of letters of credit outstanding at March 31, 2010 were primarily issued to satisfy margin and collateral requirements. See also Note 8, “Risk Management and Trading Activities”.
Off-Balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $397 million at March 31, 2010. The Corporation’s March 31, 2010 debt to capitalization ratio would increase from 23.6% to 25.2% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At March 31, 2010, the guarantee amounted to $221 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosures
     In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, these operations are referred to as risk management activities. The Corporation also has trading operations, principally through a 50% voting interest in a trading partnership. These trading operations are also exposed to commodity risks primarily related to the prices of crude oil, natural gas and refined products.
Value-at-Risk: The Corporation uses value-at-risk to monitor and control commodity risk within its trading and risk management activities. The value-at-risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. The potential change in fair value based on commodity price risk is presented in the risk management and trading activities sections below.
Energy Marketing and Corporate Risk Management Activities
     As discussed in “Note 8, Risk Management and Trading Activities”, the Corporation uses energy commodity derivatives in its energy marketing and corporate risk management activities. The Corporation estimates that at March 31, 2010, the value-at-risk for these activities was $4 million compared with $8 million at December 31, 2009. The results may vary from time to time as hedge levels change.
Trading Activities
     In trading activities, the Corporation is exposed to changes in crude oil, natural gas and refined product prices. The trading partnership, in which the Corporation has a 50% voting interest, trades energy commodities, securities and derivatives. The accounts of the partnership are consolidated with those of the Corporation. The Corporation also takes trading positions for its own account. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.
     Total net realized gains for the first three months of 2010 amounted to $158 million campared to $532 million for the first three months of 2009. The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	Three Months
	Ended March 31,
	2010	2009
Fair value of contracts outstanding at January 1	$110	$864
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31	(76)	(334)
Reversal of fair value for contracts closed during the period	(57)	(38)
Fair value of contracts entered into during the period and still outstanding	119	(36)

Fair value of contracts outstanding at March 31	$96	$456

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosures (continued)
     The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at March 31, 2010 (in millions):

		Instruments Maturing
					2013
					and
Source of Fair Value	Total	2010	2011	2012	beyond
Level 1	$2	$(132)	$161	$(30)	$3
Level 2	63	187	(137)	15	(2)
Level 3	31	20	23	23	(35)

Total	$96	$75	$47	$8	$(34)

     The Corporation estimates that at March 31, 2010, the value-at-risk for trading activities, including commodities, was $15 million compared with $9 million at December 31, 2009. The value-at-risk for trading activities may vary from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at March 31, 2010 (in millions):

Investment grade determined by outside sources	$411
Investment grade determined internally (*)	97
Less than investment grade	67

Fair value of net receivables outstanding at end of period	$575

(*)	Based on information provided by counterparties and other available sources.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Market Risk Disclosure.”
Item 4. Controls and Procedures.
     Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2010, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2010.
     There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 9, 2010, HOVENSA received a Notice of Violation and Order for Corrective Action from the Virgin Islands Department of Planning and Natural Resources (DPNR) relating to the October 28, 2008 release into the air of a No. 6 Oil like material from No. 2 Vacuum Unit. The DPNR is seeking a penalty of $107,500 under the Virgin Islands Air Pollution Control Act. HOVENSA has requested a hearing and an informal settlement conference to resolve this matter.
Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101(INS)	XBRL Instance Document.

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Label Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

b.	Reports on Form 8-K

During the quarter ended March 31, 2010, Registrant filed the following report on Form 8-K:

(i)	Filing dated January 27, 2010 reporting under Items 2.02 and 9.01 a news release dated January 27, 2010 reporting results for the fourth quarter of 2009 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Hess Corporation at a public conference call held January 27, 2010.

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

Date: May 7, 2010