Form 10-Q
period 2010-06-30
HESS CORP
filed 2010-08-04
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2010, there were 328,420,048 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$7,732	$6,751	$16,991	$13,666
Equity in income (loss) of HOVENSA L.L.C.	(6)	(75)	(91)	(116)
Other, net	24	79	70	77

Total revenues and non-operating income	7,750	6,755	16,970	13,627

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	5,316	4,705	11,856	9,887
Production expenses	440	444	917	853
Marketing expenses	245	245	498	502
Exploration expenses, including dry holes and lease impairment	172	312	323	505
Other operating expenses	80	43	132	91
General and administrative expenses	159	136	314	296
Interest expense	83	95	167	172
Depreciation, depletion and amortization	558	558	1,100	1,044

Total costs and expenses	7,053	6,538	15,307	13,350

INCOME BEFORE INCOME TAXES	697	217	1,663	277
Provision for income taxes	301	115	699	192

NET INCOME	396	102	964	85
Less: Net income attributable to noncontrolling interests	21	2	51	44

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$375	$100	$913	$41

NET INCOME PER SHARE ATTRIBUTABLE TO HESS CORPORATION
BASIC	$1.15	$.31	$2.81	$.13
DILUTED	1.15	.31	2.79	.13
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	327.5	325.8	327.2	325.7
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.20	$.20
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,363	$1,362
Accounts receivable	3,871	3,924
Inventories	1,628	1,438
Other current assets	1,434	1,263

Total current assets	8,296	7,987

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	590	681
Other	274	232

Total investments in affiliates	864	913

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	29,539	29,871
Less reserves for depreciation, depletion, amortization and lease impairment	13,004	13,244

Property, plant and equipment — net	16,535	16,627

GOODWILL	1,218	1,225
DEFERRED INCOME TAXES	2,316	2,409
OTHER ASSETS	271	304

TOTAL ASSETS	$29,500	$29,465

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$3,855	$4,223
Accrued liabilities	1,956	1,954
Taxes payable	486	525
Current maturities of long-term debt	33	148

Total current liabilities	6,330	6,850

LONG-TERM DEBT	4,293	4,319
DEFERRED INCOME TAXES	2,079	2,222
ASSET RETIREMENT OBLIGATIONS	1,043	1,234
OTHER LIABILITIES AND DEFERRED CREDITS	1,225	1,312

Total liabilities	14,970	15,937

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00 Authorized — 600,000 shares Issued — 328,420 shares at June 30, 2010; 327,229 shares at December 31, 2009	328	327
Capital in excess of par value	2,535	2,481
Retained earnings	13,105	12,251
Accumulated other comprehensive income (loss)	(1,603)	(1,675)

Total Hess Corporation stockholders’ equity	14,365	13,384
Noncontrolling interests	165	144

Total equity	14,530	13,528

TOTAL LIABILITIES AND EQUITY	$29,500	$29,465

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions of dollars)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$964	$85
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,100	1,044
Exploratory dry hole costs and lease impairment	188	304
Provision (benefit) for deferred income taxes	(62)	(304)
Equity in (income) loss of HOVENSA L.L.C.	91	116
Pre-tax gain on asset sale	(58)	—
Stock compensation expense	54	68
Changes in operating assets and liabilities and other	(471)	(72)

Net cash provided by operating activities	1,806	1,241

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,689)	(1,389)
Proceeds from asset sale	183	—
Other, net	(36)	32

Net cash used in investing activities	(1,542)	(1,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of debt with maturities of 90 days or less	—	(850)
Debt with maturities of greater than 90 days
Borrowings	—	1,247
Repayments	(157)	(39)
Cash dividends paid	(98)	(98)
Other, net	(8)	11

Net cash (used in) provided by financing activities	(263)	271

NET INCREASE IN CASH AND CASH EQUIVALENTS	1	155
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,362	908

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,363	$1,063

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at June 30, 2010 and December 31, 2009 and the consolidated results of operations for the three and six month periods ended June 30, 2010 and 2009 and the consolidated cash flows for the six month periods ended June 30, 2010 and 2009. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
2. Inventories
     Inventories consist of the following (in millions):

	June 30,	December 31,
	2010	2009
Crude oil and other charge stocks	$498	$424
Refined products and natural gas	1,561	1,429
Less: LIFO adjustment	(850)	(815)

	1,209	1,038
Merchandise, materials and supplies	419	400

Total inventories	$1,628	$1,438

3. Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method. Summarized financial information for HOVENSA follows (in millions):

	June 30,	December 31,
	2010	2009
Summarized balance sheet
Cash and short-term investments	$82	$78
Other current assets	673	580
Net fixed assets	2,063	2,080
Other assets	27	33
Current liabilities	(1,210)	(953)
Long-term debt	(356)	(356)
Deferred liabilities and credits	(133)	(137)

Members’ equity	$1,146	$1,325

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Summarized income statement
Total revenues	$3,146	$2,640	$5,912	$4,663
Cost and expenses	(3,158)	(2,787)	(6,092)	(4,891)

Net income (loss)	$(12)	$(147)	$(180)	$(228)

Hess Corporation’s share, before income taxes	$(6)	$(75)	$(91)	$(116)

4. Property, Plant and Equipment
     Assets Held for Sale: In December 2009, the Corporation agreed to exchange all of its interests in Gabon and the Clair Field in the United Kingdom for additional interests in the Valhall and Hod fields offshore Norway. In March 2010, the Corporation agreed to the sale of a package of mature, non-operated natural gas production and transportation assets in the United Kingdom North Sea. These transactions are subject to various regulatory and other approvals. The Corporation has classified all of the properties to be disposed of as held for sale. At June 30, 2010, the carrying amount of these assets totaling $891 million was reported in Other current assets. In addition, asset retirement obligations and deferred income taxes totaling $467 million were reported in Accrued liabilities. In accordance with generally accepted accounting principles, properties classified as held for sale are not depreciated but are subject to impairment testing.
     Capitalized Exploratory Well Costs: The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the six months ended June 30, 2010 (in millions):

Balance at January 1	$1,437
Additions to capitalized exploratory well costs pending the determination of proved reserves	378
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(27)
Capitalized exploratory well costs charged to expense	(6)

Balance at end of period	$1,782

     The preceding table excludes costs related to exploratory dry holes of $58 million which were incurred and subsequently expensed in 2010. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,089 million at June 30, 2010. Approximately 56% of the capitalized well costs in excess of one year relate to the Pony and Tubular Bells projects in the deepwater Gulf of Mexico where development planning is progressing. In addition, the Corporation commenced drilling an appraisal well at Pony in the first quarter of 2010. Approximately 12% relates to Area 54 offshore Libya where commercial analysis and development planning activities are ongoing. Approximately 9% relates to Block WA-390-P offshore Western Australia where further drilling is in progress. Approximately 7% relates to Block BM-S-22 offshore Brazil where the operator plans to commence drilling a third exploration well in the second half of 2010. The remainder of the capitalized well costs in excess of one year relates to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

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
6. Foreign Currency Translation
     Pre-tax foreign currency gains (losses) amounted to the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Pre-tax foreign currency gains (losses)	$(10)	$35	$(16)	$31

7. Retirement Plans
     Components of net periodic pension cost consisted of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Service cost	$12	$10	$24	$20
Interest cost	21	20	43	40
Expected return on plan assets	(21)	(15)	(42)	(30)
Amortization of net loss	12	14	24	28

Pension expense	$24	$29	$49	$58

     In 2010, the Corporation expects to contribute approximately $190 million to its pension plans. Through June 30, 2010, the Corporation has contributed $113 million to its pension plans.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Energy Marketing Activities: In its energy marketing activities the Corporation sells refined petroleum products, natural gas and electricity principally to commercial and industrial businesses at fixed and floating prices for varying periods of time. Commodity contracts such as futures, forwards, swaps and options together with physical assets, such as storage and pipeline capacity, are used to obtain supply and reduce margin volatility or lower costs related to sales contracts with customers.
     The table below shows the gross volume of the Corporation’s energy marketing commodity contracts outstanding:

	June 30,	December 31,
	2010	2009
Commodity Contracts
Crude oil and refined products (millions of barrels)	23	34
Natural gas (millions of mcf)	1,869	1,876
Electricity (millions of megawatt hours)	228	166
     The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges are recognized currently in earnings. Revenues from the sales contracts are recognized in Sales and other operating revenues, supply contract purchases are recognized in Cost of products sold and net settlements from financial derivatives related to these energy marketing activities are recognized in Cost of products sold. Net realized and unrealized pre-tax gains on derivative contracts not designated as hedges amounted to $38 million and $4 million for the three months ended June 30, 2010 and 2009, respectively, and $112 million and $81 million for the six months ended June 30, 2010 and 2009, respectively.
     At June 30, 2010, a portion of energy marketing commodity contracts are designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly two years or less. For contracts outstanding at June 30, 2010, the maximum duration was four years. The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of Other comprehensive income. Amounts recorded in Accumulated other comprehensive income are reclassified into Cost of products sold in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in fair value of cash flow hedges is recognized immediately in Cost of products sold.
     At June 30, 2010, the after-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income were $261 million ($303 million at December 31, 2009). The Corporation estimates that approximately $186 million of this amount will be reclassified into earnings over the next twelve months. During the three months ended June 30, 2010 and 2009, the Corporation reclassified losses from Accumulated other comprehensive income of $110 million and $185 million, respectively, and $201 million and $254 million for the six months ended June 30, 2010 and 2009, respectively. The amount reflected in earnings due to hedge ineffectiveness was a gain of $1 million and a gain of less than $1 million for the three months ended June 30, 2010 and 2009, respectively, and a gain of less than $1 million and a loss of $1 million for the six months ended June 30, 2010 and 2009, respectively. The fair value of energy marketing cash flow hedges increased by $67 million and decreased by $128 million for the three months ended June 30, 2010 and 2009, respectively, and decreased by $159 million and $436 million for the six months ended June 30, 2010 and 2009, respectively. The pre-tax amount of deferred hedge losses is reflected in Accounts payable and the related income tax benefits are recorded as Deferred income tax assets on the balance sheet.

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
     The table below shows the gross volume of the Corporate risk management derivative instruments outstanding:

	June 30,	December 31,
	2010	2009
Commodity contracts, primarily crude oil (millions of barrels)	45	54
Foreign exchange (millions of U.S. dollars)	920	872
Interest rate swaps (millions of U.S. dollars)	310	—
     During 2008, the Corporation closed Brent crude oil cash flow hedges covering 24,000 barrels per day through 2012, by entering into offsetting contracts with the same counterparty. As a result, the valuation of those contracts is no longer subject to change due to price fluctuations. There were no other open hedges of crude oil or natural gas production at June 30, 2010. Hedging activities decreased Exploration and Production Sales and other operating revenue by $133 million for both the three month periods ended June 30, 2010 and 2009 and $264 million for both the six month periods ended June 30, 2010 and 2009. There was no hedge ineffectiveness for the second quarter of 2010 and 2009.
     At June 30, 2010, the after-tax deferred losses in Accumulated other comprehensive income relating to Corporate risk management cash flow hedges were $796 million ($941 million at December 31, 2009). These deferred losses result from the closed Brent crude oil hedges referred to above. The Corporation estimates that approximately $335 million of this amount will be reclassified into earnings over the next twelve months. The pre-tax amount of deferred hedge losses is reflected in Accounts payable and the related income tax benefits are recorded as Deferred income tax assets on the balance sheet.
     The Corporation designates interest rate swaps as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed rate debt are recorded in Interest expense. For the three and six months ended June 30, 2010, the Corporation recorded an increase of $8 million and $9 million, respectively, in the fair value of interest rate swaps and a corresponding increase in the fair value of the hedged fixed rate debt.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Net pre-tax gains (losses) on derivative contracts used for Corporate risk management and not designated as hedges amounted to the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Commodity	$(8)	$2	$(7)	$7
Foreign exchange	(15)	110	(52)	107

Total	$(23)	$112	$(59)	$114

     Trading Activities: Trading activities are conducted principally through a trading partnership in which the Corporation has a 50% voting interest. This consolidated entity intends to generate earnings through various strategies primarily using energy commodities, securities and derivatives. The Corporation also takes trading positions for its own account.
     The table below summarizes the gross volume of derivative instruments outstanding relating to trading activities:

	June 30,	December 31,
	2010	2009
Commodity Contracts
Crude oil and refined products (millions of barrels)	3,547	2,251
Natural gas (millions of mcf)	6,130	6,927
Electricity (millions of megawatt hours)	8	6
Other Contracts (millions of U.S. dollars)
Interest rate	320	495
Foreign exchange	297	335
     Pre-tax gains (losses) recorded in Sales and other operating revenues from trading activities amounted to the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Commodity	$39	$10	$144	$100
Foreign exchange	8	23	6	30
Interest rate and other	(9)	7	(17)	15

Total	$38	$40	$133	$145

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
     The following table provides the Corporation’s financial assets and (liabilities) that are measured at fair value based on this hierarchy (in millions):

				Collateral and
				counterparty
	Level 1	Level 2	Level 3	netting	Balance
June 30, 2010

Assets
Derivative contracts
Commodity	$184	$1,482	$405	$(102)	$1,969
Foreign exchange	—	6	—	—	6
Other	1	10	—	—	11
Collateral and counterparty netting	(172)	(173)	(18)	(151)	(514)

Total derivative contracts	13	1,325	387	(253)	1,472
Other assets measured at fair value on a recurring basis	33	11	3	(1)	46

Total assets	$46	$1,336	$390	$(254)	$1,518

Liabilities
Derivative contracts
Commodity	$(314)	$(2,410)	$(365)	$102	$(2,987)
Foreign exchange	—	(1)	—	—	(1)
Other	—	(10)	—	—	(10)
Collateral and counterparty netting	172	173	18	365	728

Total derivative contracts	(142)	(2,248)	(347)	467	(2,270)
Other liabilities measured at fair value on a recurring basis	—	(28)	(2)	1	(29)

Total liabilities	$(142)	$(2,276)	$(349)	$468	$(2,299)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Collateral and
				counterparty
	Level 1	Level 2	Level 3	netting	Balance
December 31, 2009

Assets
Derivative contracts
Commodity	$46	$1,137	$119	$(40)	$1,262
Other	—	3	—	—	3
Collateral and counterparty netting	—	(1)	—	(326)	(327)

Total derivative contracts	46	1,139	119	(366)	938
Other assets measured at fair value on a recurring basis	37	21	5	—	63

Total assets	$83	$1,160	$124	$(366)	$1,001

Liabilities
Derivative contracts
Commodity	$(151)	$(2,880)	$(36)	$40	$(3,027)
Foreign exchange	—	(23)	—	—	(23)
Other	—	(8)	—	—	(8)
Collateral and counterparty netting	—	1	—	280	281

Total derivative contracts	(151)	(2,910)	(36)	320	(2,777)
Other liabilities measured at fair value on a recurring basis	—	(66)	(4)	—	(70)

Total liabilities	$(151)	$(2,976)	$(40)	$320	$(2,847)

     The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$(46)	$(165)	$84	$149
Unrealized gains (losses)
Included in earnings	(45)	(12)	58	50
Included in other comprehensive income	94	(19)	80	(224)
Purchases, sales or other settlements during the period	84	16	42	16
Transfers into Level 3	1	(22)	(158)	(52)
Transfers out of Level 3	(47)	(13)	(65)	(154)

Balance at end of period	$41	$(215)	$41	$(215)

     Effective January 1, 2010, the Corporation’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the six months ended June 30, 2010, transfers into Level 1 and Level 2 were gains of $28 million and $129 million, respectively, and transfers out of Level 1 and Level 2 were a loss of $66 million and a gain of $132 million, respectively. The majority of transfers into Levels 1 and 2 resulted from instruments that became more actively traded as they moved closer to maturity. The majority of transfers into Levels 2 and 3 were due to the increased significance of the lower level inputs to the instrument’s fair value.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In addition to the financial assets and liabilities disclosed in the tables on pages 10 and 11, the Corporation had other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, for which the carrying value approximated their fair value at June 30, 2010 and December 31, 2009. Long-term debt had a carrying value of $4,326 million compared with a fair value of $5,086 million at June 30, 2010, and a carrying value of $4,467 million compared with a fair value of $5,073 million at December 31, 2009.
     The table below reflects the gross and net fair values of the Corporation’s risk management and trading derivative instruments (in millions):

	Accounts	Accounts
	Receivable	Payable
June 30, 2010

Derivative contracts designated as hedging instruments
Commodity	$456	$(829)
Other	9	(1)

Total derivative contracts designated as hedging instruments	465	(830)

Derivative contracts not designated as hedging instruments
Commodity	11,438	(12,082)
Foreign exchange	18	(13)
Other	19	(27)

Total derivative contracts not designated as hedging instruments	11,475	(12,122)

Gross fair value of derivative contracts	11,940	(12,952)
Master netting arrangements	(10,317)	10,317
Cash collateral (received) posted	(151)	365

Net fair value of derivative contracts	$1,472	$(2,270)

December 31, 2009

Derivative contracts designated as hedging instruments
Commodity	$748	$(1,166)

Derivative contracts not designated as hedging instruments
Commodity	9,145	(10,493)
Foreign exchange	3	(26)
Other	12	(14)

Total derivative contracts not designated as hedging instruments	9,160	(10,533)

Gross fair value of derivative contracts	9,908	(11,699)
Master netting arrangements	(8,653)	8,653
Cash collateral (received) posted	(317)	269

Net fair value of derivative contracts	$938	$(2,777)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties or groups of counterparties. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net receivables at June 30, 2010 are concentrated with counterparties as follows: Integrated Oil Companies – 18%, Government Entities – 17%, Manufacturing – 13% and Education and Health Services – 11%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At June 30, 2010 and December 31, 2009, the Corporation is holding cash from counterparties of $151 million and $317 million, respectively. The Corporation has posted cash to counterparties at June 30, 2010 and December 31, 2009 of $365 million and $269 million, respectively.
     At June 30, 2010, the Corporation had a total of $2,276 million of outstanding letters of credit, primarily issued to satisfy margin and collateral requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of June 30, 2010, the net liability related to derivatives with contingent collateral provisions was approximately $1,922 million before cash collateral posted of approximately $357 million. At June 30, 2010, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of June 30, 2010, the Corporation would be required to post additional collateral of approximately $307 million.
9. Weighted Average Common Shares
     The weighted average numbers of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Common shares – basic	325,383	323,975	325,037	323,676
Effect of dilutive securities
Restrictive common stock	1,251	986	1,341	1,128
Stock options	848	818	815	885

Common shares – diluted	327,482	325,779	327,193	325,689

     The Corporation issued 2,738,625 stock options and 927,470 shares of restricted stock in the first six months of 2010 (3,050,250 and 1,022,050 shares, respectively, for the same period in 2009). The table above excludes the effect of 4,224,000 shares and 4,230,000 shares related to out-of-the money options for the three and six months ended June 30, 2010, respectively (3,546,000 and 4,073,000 shares, respectively, for the same periods in 2009).

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Equity and Comprehensive Income
     The table below summarizes changes in equity (in millions):

	Hess	Non-
	Stockholders’	controlling
	Equity	Interests	Total Equity
Balance at January 1, 2010	$13,384	$144	$13,528

Net Income	913	51	964
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	368	—	368
Net change in fair value of cash flow hedges	(182)	—	(182)
Change in post retirement plan liabilities, after tax	15	—	15
Change in foreign currency translation adjustment and other	(129)	(4)	(133)

Comprehensive income	985	47	1,032

Activity related to restricted common stock awards, net	28	—	28
Employee stock options, including income tax benefits	38	—	38
Cash dividends declared	(66)	—	(66)
Noncontrolling interests, net	(4)	(26)	(30)

Balance at June 30, 2010	$14,365	$165	$14,530

Balance at January 1, 2009	$12,307	$84	$12,391

Net Income	41	44	85
Deferred gains (losses) on cash flow hedges, after tax
Effect of hedge losses recognized in income	419	—	419
Net change in fair value of cash flow hedges	(532)	—	(532)
Change in post retirement plan liabilities, after tax	19	—	19
Change in foreign currency translation adjustment and other	2	(8)	(6)

Comprehensive income (loss)	(51)	36	(15)

Activity related to restricted common stock awards, net	27	—	27
Employee stock options, including income tax benefits	42	—	42
Cash dividends declared	(66)	—	(66)
Noncontrolling interests, net	—	(1)	(1)

Balance at June 30, 2009	$12,259	$119	$12,378

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Segment Information
     The Corporation’s results by operating segment were as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Operating revenues
Exploration and Production	$2,252	$1,825	$4,393	$3,027
Marketing and Refining	5,513	4,952	12,670	10,693
Less: Transfers between affiliates	(33)	(26)	(72)	(54)

Total(*)	$7,732	$6,751	$16,991	$13,666

Net income (loss) attributable to Hess Corporation
Exploration and Production	$488	$215	$1,039	$151
Marketing and Refining	(19)	(30)	68	72
Corporate, including interest	(94)	(85)	(194)	(182)

Total	$375	$100	$913	$41

(*)	Operating revenues exclude excise and similar taxes of approximately $550 million and $500 million in the second quarter of 2010 and 2009, respectively, and $1,090 million and $1,000 million during the first half of 2010 and 2009, respectively.

Identifiable assets by operating segment were as follows (in millions):

	June 30,	December 31,
	2010	2009
Exploration and Production	$22,241	$21,810
Marketing and Refining	6,320	6,388
Corporate	939	1,267

Total	$29,500	$29,465

12. Subsequent Event
     In July 2010, the Corporation agreed to acquire American Oil & Gas Inc. (American Oil & Gas) through the issuance of approximately 8.6 million shares of the Corporation’s common stock in order to increase its acreage position in the Bakken oil play in North Dakota by approximately 85,000 net acres. The transaction, which has been approved by the Boards of Directors of both companies, is subject to certain closing conditions, including the approval of American Oil & Gas shareholders, and is expected to be completed in the fourth quarter.

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures refined petroleum products and purchases, trades and markets refined petroleum products, natural gas and electricity. The Corporation reported net income of $375 million in the second quarter of 2010, compared with $100 million in the second quarter of 2009.
     Exploration and Production: E&P reported earnings of $488 million for the second quarter of 2010, compared with $215 million in the second quarter of 2009. In the second quarter of 2010, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $64.81 per barrel compared with $49.27 per barrel in the second quarter of 2009. The Corporation’s average worldwide natural gas selling price was $5.57 per thousand cubic feet (mcf) in the second quarter of 2010 compared with $4.56 per mcf in the second quarter of 2009. Worldwide crude oil and natural gas production was 415,000 barrels of oil equivalent per day (boepd) in the second quarter of 2010, an increase of 8,000 boepd from the same period in 2009.
     The following is an update of E&P activities:
•	The Corporation announced its intent to preempt the acquisition of another partner’s share of the Valhall and Hod fields offshore Norway for $496 million in cash, which represents an additional 7.85% interest in the Valhall Field and 12.5% interest in the Hod Field. This preemption along with the asset swap agreed in December 2009, whereby the Corporation agreed to exchange all of its interests in Gabon and the Clair Field in the United Kingdom for an additional 28% in the Valhall Field and 25% in the Hod Field, will result in the Corporation’s share of the Valhall and Hod fields increasing to 64.05% and 62.50%, respectively. Both transactions are expected to close by the end of the third quarter.

•	In North Dakota, net production from the Bakken oil play reached 16,000 boepd. The Corporation added three additional rigs during the second quarter increasing the total to eight rigs drilling in the Bakken.

•	In May, the Corporation announced a partnership under which it will invest up to $65 million in an initial exploration phase and have the option to earn a 50% working interest and become the operator in more than one million gross acres in the Paris Basin in France. An initial six well program will commence in the fourth quarter and will continue through 2011.

•	Two exploration wells were completed during the quarter on the 100% owned Block WA-390-P in the Northwest Shelf of Australia, resulting in one discovery and one dry hole. The Corporation has now drilled 14 of the 16 commitment wells on this block resulting in 11 natural gas discoveries.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Overview (continued)
     Marketing and Refining: M&R generated a loss of $19 million for the second quarter of 2010, compared with a loss of $30 million in the second quarter of 2009. During the second quarter of 2010, the Port Reading refining facility in New Jersey was shutdown for 41 days for a scheduled turnaround. The Corporation’s turnaround expenses in the second quarter totaled approximately $27 million, after income taxes.
     Other Matters: In April 2010, an accident occurred on a deepwater drilling rig at the BP operated Macondo prospect in the Gulf of Mexico, resulting in loss of life, the sinking of the rig, a significant crude oil spill and a subsequent moratorium on drilling in the Gulf of Mexico. The Corporation was not a participant in the well. The impact to the Corporation of the drilling moratorium was minimal in the second quarter. In June, the Corporation’s only operated rig in the Gulf of Mexico, the Stena Forth, left the Pony prospect on Green Canyon 469, where it was being used to drill an appraisal well, as part of a preexisting farm-out agreement with another operator. The Corporation anticipates completing the Pony appraisal well as soon as practicable following the lifting of the moratorium. Additionally, the drilling of a production well at the Shenzi Field, in which the Corporation has a 28% interest, was suspended as a result of the moratorium, which is expected to have only a very modest impact on the Corporation’s 2010 production.
     In July 2010, the Wall Street Reform and Consumer Protection Act was signed into law. This law will establish new regulations affecting activities in the financial markets including the use of over the counter derivatives. The Corporation is currently evaluating the potential impact, if any, that this legislation could have on future operations. Based on a preliminary assessment, this legislation is not expected to have a material impact on the Corporation’s future operations.
     Results of Operations
     The after-tax income (loss) by major operating activity was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Exploration and Production	$488	$215	$1,039	$151
Marketing and Refining	(19)	(30)	68	72
Corporate	(42)	(26)	(90)	(75)
Interest expense	(52)	(59)	(104)	(107)

Net income attributable to Hess Corporation	$375	$100	$913	$41

Net income per share (diluted)	$1.15	$.31	$2.79	$.13

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Items Affecting Comparability of Earnings Between Periods
     The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods (in millions). The items in the table below are explained and the pre-tax amounts are shown on pages 21 and 24.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Exploration and Production	$—	$(31)	$58	$(44)
Corporate	—	—	(7)	(16)

Total	$—	$(31)	$51	$(60)

     In the discussion that follows, the financial effects of certain transactions are disclosed on an after-tax basis. Management reviews segment earnings on an after-tax basis and uses after-tax amounts in its review of variances in segment earnings. Management believes that after-tax amounts are preferable to pre-tax amounts for explaining variances in earnings, since they show the entire effect of a transaction. After-tax amounts are determined by applying the appropriate income tax rate in the applicable tax jurisdiction to pre-tax amounts.
     Comparison of Results
     Exploration and Production
     Following are summarized income statements of the Corporation’s E&P operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales and other operating revenues(*)	$2,059	$1,699	$4,173	$2,830
Non-operating income	14	57	68	65

Total revenues and non-operating income	2,073	1,756	4,241	2,895

Costs and expenses
Production expenses, including related taxes	441	444	918	853
Exploration expenses, including dry holes and lease impairment	172	312	323	505
General, administrative and other expenses	64	61	131	117
Depreciation, depletion and amortization	534	538	1,053	1,003

Total costs and expenses	1,211	1,355	2,425	2,478

Results of operations before income taxes	862	401	1,816	417
Provision for income taxes	374	186	777	266

Results of operations attributable to Hess Corporation	$488	$215	$1,039	$151

(*)	Amounts differ from E&P operating revenues in Note 11, “Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from unrelated third parties.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     After considering the items affecting comparability between periods, the remaining changes in E&P earnings are primarily attributable to changes in selling prices, sales volumes and costs and expenses as discussed below.
Selling prices: Higher average realized selling prices of crude oil and natural gas increased E&P revenues by approximately $490 million and $1,250 million in the second quarter and first half of 2010, respectively, compared with the corresponding periods of 2009. The Corporation’s average selling prices were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Average selling prices
Crude oil — per barrel (including hedging)
United States	$72.99	$55.53	$73.68	$49.56
Europe	56.21	47.41	55.72	41.09
Africa	63.54	47.16	62.96	40.29
Asia and other	78.01	55.84	75.99	51.50
Worldwide	64.81	49.27	64.22	42.62

Crude oil — per barrel (excluding hedging)
United States	$72.99	$55.53	$73.68	$49.56
Europe	56.21	47.41	55.72	41.09
Africa	77.03	57.13	76.50	51.58
Asia and other	78.01	55.84	75.99	51.50
Worldwide	70.15	54.03	69.61	47.84

Natural gas liquids — per barrel
United States	$45.84	$31.03	$48.50	$30.12
Europe	54.61	36.51	57.00	36.61
Asia and other	60.89	35.92	62.11	35.92
Worldwide	48.10	32.97	50.51	32.25

Natural gas — per mcf
United States	$3.65	$3.26	$4.12	$3.61
Europe	5.35	4.53	5.38	5.56
Asia and other	6.09	4.82	6.23	4.76
Worldwide	5.57	4.56	5.75	4.82
     In October 2008, the Corporation closed its Brent crude oil cash flow hedges, covering 24,000 barrels per day from 2009 through 2012, by entering into offsetting contracts with the same counterparty. The deferred after tax loss as of the date the hedge positions were closed will be recorded in earnings as the contracts mature. The estimated annual after-tax loss from the closed positions is expected to be approximately $335 million from 2010 through 2012. Crude oil hedges reduced E&P earnings by $84 million and $167 million in the second quarter and first half of 2010 ($133 million and $264 million before income taxes, respectively) and $83 million and $165 million in the second quarter and first half of 2009 ($133 million and $264 million before income taxes, respectively).

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
Sales and production volumes: The Corporation’s crude oil and natural gas production was 415,000 boepd in the second quarter of 2010 compared with 407,000 boepd for the same period in 2009. Production in the first half of 2010 was 419,000 boepd compared with 398,000 for the same period in 2009. The Corporation now anticipates that its full year production will average between 405,000 and 415,000 boepd.
     The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Crude oil (barrels per day)
United States	73	58	72	45
Europe	81	76	83	82
Africa	118	124	118	125
Asia and other	14	16	14	16

Total	286	274	287	268

Natural gas liquids (barrels per day)
United States	12	10	12	10
Europe	3	3	3	3
Asia and other	1	1	1	—

Total	16	14	16	13

Natural gas (mcf per day)
United States	102	92	100	85
Europe	140	160	148	170
Asia and other	437	459	445	449

Total	679	711	693	704

Barrels of oil equivalent per day(*)	415	407	419	398

(*)	Natural gas production is converted assuming six mcf equals one barrel.
     United States: Crude oil and natural gas production in the United States was higher in the second quarter and first half of 2010 compared to the same periods in 2009, primarily due to production from the Shenzi Field, which commenced production in March 2009, and new wells at the Llano and Conger fields in the deepwater Gulf of Mexico and the Bakken oil play. In addition, first half 2009 crude oil and natural gas production in the Gulf of Mexico was adversely affected by downtime caused by hurricanes in 2008.
     Europe: Crude oil production was higher in the second quarter of 2010, compared to the same period in 2009 due to lower downtime in the Valhall Field in Norway. Crude oil production was comparable in the first half of 2010 and 2009. Natural gas production in the second quarter and first half of 2010 was lower than the same periods in 2009, primarily due to the timing of maintenance and natural decline at various mature fields in the United Kingdom North Sea.
     Africa: Crude oil production was lower in the second quarter of 2010 compared to the second quarter of 2009, primarily due to natural decline and lower entitlement at the Ceiba Field in Equatorial Guinea. Crude oil production was lower in the first half of 2010 compared to the same period in 2009, primarily due to lower entitlement production in Algeria as a result of higher selling prices, together with natural decline at the Ceiba Field in Equatorial Guinea.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Asia and other: The decrease in natural gas production in the second quarter of 2010 compared to the same period in 2009 was principally due to increased downtime at the Pangkah Field in Indonesia, together with lower nominations in Thailand. Gas production was comparable in the first half of 2010 and 2009.
     Sales volumes: Lower crude oil sales volumes decreased revenue by approximately $130 million in the second quarter of 2010 compared with the second quarter of 2009. Higher volumes increased revenue by $90 million in the first half of 2010 compared with the corresponding period of 2009.
     Non-operating income: Non-operating income was comparable in the first six months of 2010 and 2009, principally reflecting the gain on sale of $58 million of the Corporation’s interest in the Jambi Merang natural gas development project in Indonesia in 2010 and pre-tax foreign currency gains in 2009. The gain relating to the 2010 asset sale is reflected in the table of items affecting comparability of earnings between periods on page 18.
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $20 million and $99 million respectively in the second quarter and the first half of 2010 compared with the corresponding periods of 2009, excluding the impact of items affecting comparability discussed below. The increases principally reflect higher production taxes as a result of higher selling prices and increased production volumes.
     Depreciation, depletion and amortization charges were higher in the second quarter and first half of 2010 compared to the corresponding periods in 2009, excluding the impact of items affecting comparability discussed below. The increase largely reflects the commencement of production from the Shenzi Field in March 2009. Rates per barrel also increased due to the mix of production from assets with varying per barrel rates.
     E&P cash operating costs for the full year 2010 are now expected to be in the range of $14.50 to $15.50 per barrel of oil equivalent. Depreciation, depletion and amortization charges are now expected to be in the range of $14 to $15 per barrel, for an expected total production unit cost of $28.50 to $30.50 per barrel.
     In the first half of 2009 after-tax charges of $44 million ($77 million before income taxes) were recorded to impair the carrying values of production equipment and two short-lived fields in the United Kingdom North Sea, and to write down materials inventories in Equatorial Guinea and the United States. The pre-tax amount of the impairment charges totaling $52 million were reported in Depreciation, depletion and amortization and the majority of the $25 million reduction in inventory write downs was reported in Production expenses in the Statement of Consolidated Income.
     On December 31, 2009, the Securities and Exchange Commission’s updated standards for oil and gas reserve estimation became effective. The new rules allow, among other changes, the use of permitted technology in determining oil and gas reserve estimates. Since it was not practical to calculate reserve estimates under both the old and the new reserve estimation standards, it was not possible to precisely measure the effect of adopting the new SEC requirements on total proved reserves at December 31, 2009. However, the Corporation estimates that applying the new rules increased income in the second quarter and first half of 2010 by approximately $20 million and $40 million after income taxes, respectively, due to lower depreciation, depletion and amortization expense.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
Exploration expenses: Exploration expenses were lower by $140 million and $182 million in the second quarter and first half of 2010 compared with the same periods in 2009, principally reflecting lower dry hole costs and geological and seismic expenses, partly offset by higher lease impairment.
Income Taxes: The effective income tax rate for E&P operations in the six months ended June 30, 2010 was 44% compared to 60% for the six months ended June 30, 2009, excluding the impact of the item affecting comparability between periods. The lower rate primarily reflects the mix of income from varying tax jurisdictions. The effective tax rate for the full year 2010 is now estimated to be in the range of 44% to 48%.
Foreign Exchange: The pre-tax foreign currency loss related to E&P activities was $10 million ($4 million after tax) in the second quarter of 2010 compared with a gain of $31 million ($1 million after tax) in the second quarter of 2009. The pre-tax foreign currency loss related to E&P activities was $17 million ($6 million after tax) for the six months ended June 30, 2010 compared with a gain of $32 million ($5 million loss after tax) for the same period in 2009.
     The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk. In addition, as a result of the oil spill in 2010 at the BP operated Macondo prospect in the Gulf of Mexico, there may be changes in laws and regulations that could impact the Corporation’s future drilling operations and increase its potential liability in the event of an oil spill. For a more comprehensive description of the risks that may affect the Corporation’s E&P business, see Item 1A. Risk Factors Related to Our Business and Operations in the December 31, 2009 Annual Report on Form 10-K.
Marketing and Refining
     M&R activities generated a loss of $19 million for the three months ended June 30, 2010 compared to a loss of $30 million for the same period in 2009. M&R generated income of $68 million for the six months ended June 30, 2010, compared to $72 million for the same period in 2009. The Corporation’s downstream operations include HOVENSA, a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional M&R activities include a Fluid Catalytic Cracking (FCC) facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
Refining: Refining operations generated losses of $31 million and $87 million in the second quarter and first half, respectively, of 2010 and $26 million and $44 million in the second quarter and first half of 2009. The Corporation’s share of HOVENSA’s losses, after income taxes, was $4 million and $56 million in the second quarter and first half, respectively, of 2010 and $46 million and $71 million in the second quarter and first half of 2009. The scheduled turnaround of HOVENSA’s FCC unit was completed in the first quarter of 2010 at a cost to the Corporation of approximately $20 million after income taxes.
     Port Reading’s loss after tax was $27 million in the second quarter and $31 million in the first half of 2010 compared with income after tax of $19 million and $27 million for the corresponding periods of 2009. The scheduled turnaround of the Port Reading refining facility was completed in the second quarter after being shutdown for 41 days. The after-tax expenses recorded in the second quarter for this turnaround were approximately $27 million. The pre-tax turnaround costs are reported as Operating expenses on the Statement of Consolidated Income.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three Months Ended		Six Months Ended
	capacity	June 30,		June 30,
	(thousands of
	barrels per day)	2010	2009	2010	2009
HOVENSA
Crude	500	78.5%	88.4%	76.8%	85.2%
Fluid catalytic cracker	150	86.8%	71.2%	64.1%	71.3%
Coker	58	81.9%	91.2%	83.4%	85.9%
Port Reading	70	49.7%	93.0%	69.1%	90.6%
Marketing: Marketing operations, which consist principally of energy marketing and retail gasoline operations, generated earnings of $17 million and $138 million in the second quarter and first half of 2010 compared with a loss of $13 million and income of $88 million for the corresponding periods in 2009. The increase in earnings was primarily due to improved margins. The table below summarizes marketing sales volumes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Refined Product sales (thousands of barrels per day)
Gasoline	238	223	245	225
Distillates	112	126	119	138
Residuals	57	65	71	75
Other	28	41	39	40

Total refined product sales	435	455	474	478

Natural gas (thousands of mcf per day)	1,600	1,700	2,000	2,100
Electricity (megawatts round the clock)	3,900	4,500	4,200	4,100
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results from the trading partnership, amounted to a loss of $5 million and income of $17 million in the second quarter and first half of 2010 compared with income of $9 million and $28 million for the corresponding periods in 2009.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
Corporate
     The following table summarizes corporate expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Corporate expenses (excluding items affecting comparability)	$66	$34	$128	$92
Income tax benefits	(24)	(8)	(45)	(33)

Net corporate expenses	42	26	83	59
Items affecting comparability between periods, after-tax	—	—	7	16

Total corporate expenses, after-tax	$42	$26	$90	$75

     Excluding items affecting comparability between periods, after-tax corporate expenses were higher in the second quarter and first half of 2010 compared with the corresponding periods of 2009, mainly due to higher bank facility fees and lower income from pension related investments. In the first quarter of 2010, a charge of $11 million before income taxes ($7 million after tax) was recorded for the repurchase of the remaining $116 million of bonds that were scheduled to mature in 2011. In the first quarter of 2009, a charge of $25 million before income taxes ($16 million after tax) for retirement benefits and employee severance costs was recorded. Both of these charges were included in General and administrative expenses and are reflected in the table of items affecting comparability of earnings between periods on page 18.
Interest Expense
     Interest expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total interest incurred	$84	$97	$169	$175
Less: capitalized interest	1	2	2	3

Interest expense before income taxes	83	95	167	172
Less: income tax	(31)	(36)	(63)	(65)

After-tax interest expense	$52	$59	$104	$107

     The reduction in interest incurred for the three and six months ended June 30, 2010 compared to the same periods in 2009 was due primarily to lower letter of credit fees.
Sales and Other Operating Revenues
     Sales and other operating revenues increased by 15% and 24% in the second quarter and first half of 2010 compared with the corresponding periods of 2009. Cost of products sold also increased in the second quarter and six months ended June 30, 2010. These increases primarily reflect higher commodity prices.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$1,363	$1,362
Current portion of long-term debt	33	148
Total debt	4,326	4,467
Total equity	14,530	13,528
Debt to capitalization ratio(*)	22.9%	24.8%

(*)	Total debt as a percentage of the sum of total debt plus total equity.
Cash Flows
     The following table summarizes the Corporation’s cash flows (in millions):

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$1,806	$1,241
Investing activities	(1,542)	(1,357)
Financing activities	(263)	271

Net increase in cash and cash equivalents	$1	$155

Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $1,806 million in the first half of 2010 compared with $1,241 million in the first half of 2009, reflecting increased earnings partially offset by the period over period changes in operating assets and liabilities of $399 million.
Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Six Months Ended
	June 30,
	2010	2009
Exploration and Production	$1,636	$1,328
Marketing, Refining and Corporate	53	61

Total	$1,689	$1,389

     In 2010, the Corporation received proceeds of $183 million from the sale of its interest in the Jambi Merang natural gas development project in Indonesia.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
Financing Activities: In the first half of 2010, net repayments of debt were $157 million. In the first half of 2009, net borrowings increased by $358 million, following the issuance of $250 million of 5 year senior unsecured notes and $1 billion of 10 year senior unsecured notes. Dividends paid were $98 million in both the first half of 2010 and 2009.
Future Capital Requirements and Resources
     The Corporation now anticipates investing approximately $5.5 billion during 2010 in capital and exploratory expenditures, including acquisitions, substantially all of which is targeted for E&P operations. The increase from the earlier guidance of $4.1 billion reflects the acquisition of additional interests in the Valhall and Hod fields, the acquisition of American Oil & Gas Inc. and further appraisal of Block WA-390-P in Australia. In the Corporation’s M&R operations, weaker refining margins have adversely affected HOVENSA’s liquidity position. The Corporation intends to continue to provide its share of any necessary financial support for HOVENSA. The Corporation expects to fund its 2010 operations, including capital expenditures, dividends, pension contributions and required debt repayments and any necessary financial support for HOVENSA, with existing cash on-hand, cash flow from operations, proceeds from asset sales and additional borrowings from available credit facilities and/or the issuance of debt securities. Crude oil prices, natural gas prices and refining margins are volatile and difficult to predict. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. If conditions were to change, such as a significant decrease in commodity prices or an unexpected increase in capital expenditures, the Corporation would take steps to protect its financial flexibility and may pursue other sources of liquidity, including the issuance of debt securities, the issuance of equity securities, and/or asset sales.
     The table below summarizes the capacity, usage, and remaining availability of the Corporation’s borrowing and letter of credit facilities at June 30, 2010 (in millions):

	Expiration			Letters of		Remaining
	Date	Capacity	Borrowings	Credit Issued	Total Used	Capacity
Revolving credit facility	May 2012(a)	$3,000	$—	$—	$—	$3,000
Asset backed credit facility	July 2011(b)	543	—	500	500	43
Committed lines	Various(c)	2,465	—	898	898	1,567
Uncommitted lines	Various(c)	878	—	878	878	—

Total		$6,886	$—	$2,276	$2,276	$4,610

(a)	$75 million expires in May 2011.

(b)	Total capacity of $1.0 billion subject to the amount of eligible receivables posted as collateral.

(c)	Committed and uncommitted lines have expiration dates through 2013.
     The Corporation maintains a $3.0 billion syndicated, revolving credit facility, of which $2,925 million is committed through May 2012. This facility can be used for borrowings and letters of credit. At June 30, 2010, available capacity under the facility was $3.0 billion.
     The Corporation has a 364 day asset-backed credit facility securitized by certain accounts receivable from its M&R operations. This facility can be used for borrowings and letters of credit. At June 30, 2010, outstanding letters of credit under this facility were collateralized by $966 million of accounts receivable, which are held by a wholly owned subsidiary. These receivables are not available to pay the general obligations of the Corporation before satisfaction of the outstanding obligations under the asset backed facility.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     At June 30, 2010, a loan agreement covenant based on the Corporation’s debt to capitalization ratio permitted the Corporation to borrow up to an additional $19.9 billion for the construction or acquisition of assets. Under a separate loan agreement covenant, the Corporation has the ability to borrow up to $3.8 billion of additional secured debt at June 30, 2010. The Corporation’s $2,276 million of letters of credit outstanding at June 30, 2010 were primarily issued to satisfy margin and collateral requirements. See also Note 8, “Risk Management and Trading Activities”.
Off-Balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $397 million at June 30, 2010. The Corporation’s June 30, 2010 debt to capitalization ratio would increase from 22.9% to 24.5% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At June 30, 2010, the guarantee amounted to $57 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
Subsequent Event
     In July 2010, the Corporation agreed to acquire American Oil & Gas Inc. (American Oil & Gas) through the issuance of approximately 8.6 million shares of the Corporation’s stock in order to increase its acreage position in the Bakken oil play in North Dakota by approximately 85,000 net acres. The transaction, which has been approved by the Boards of Directors of both companies, is subject to certain closing conditions, including the approval of American Oil & Gas shareholders, and is expected to be completed in the fourth quarter.

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
Energy Marketing and Corporate Risk Management Activities
     As discussed in Note 8, “Risk Management and Trading Activities”, the Corporation uses energy commodity derivatives in its energy marketing and corporate risk management activities. The Corporation estimates that at June 30, 2010, the value-at-risk for these activities was $5 million compared with $8 million at December 31, 2009. The results may vary from time to time as hedge levels change.
     The Company’s risk exposure to foreign currency and interest rate movements did not differ significantly from the levels shown in Item 7A of the Corporation’s 2009 Form 10-K.
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
     Total net realized gains for the second quarter and first half of 2010 amounted to $154 million and $312 million, respectively, compared to a loss of $4 million and gains of $528 million for the corresponding periods in 2009. The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2010	2009
Fair value of contracts outstanding at January 1	$110	$864
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at June 30	(55)	40
Reversal of fair value for contracts closed during the period	(23)	(498)
Fair value of contracts entered into during the period and still outstanding	499	(79)

Fair value of contracts outstanding at June 30	$531	$327

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosures (continued)
     The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at June 30, 2010 (in millions):

	Instruments Maturing
					2013
					and
Source of Fair Value	Total	2010	2011	2012	beyond
Level 1	$47	$(20)	$(95)	$106	$56
Level 2	389	50	341	(17)	15
Level 3	95	(6)	(14)	(11)	126

Total	$531	$24	$232	$78	$197

     The Corporation estimates that at June 30, 2010, the value-at-risk for trading activities, including commodities, was $12 million compared with $9 million at December 31, 2009. The value-at-risk for trading activities may vary from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at June 30, 2010 (in millions):

Investment grade determined by outside sources	$250
Investment grade determined internally(*)	197
Less than investment grade	53

Fair value of net receivables outstanding at end of period	$500

(*)	Based on information provided by counterparties and other available sources.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Market Risk Disclosure.” For further discussion of risk management activities, please refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” within the Corporation’s 2009 Form 10-K.
Item 4. Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2010, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2010.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, on April 9, 2010 HOVENSA received a Notice of Violation and Order for Corrective Action from the Virgin Islands Department of Planning and Natural Resources (DPNR) relating to the October 28, 2008 release into the air of a No. 6 oil like material from the No. 2 vacuum unit. The DPNR sought a penalty of $107,500 under the Virgin Islands Air Pollution Control Act. HOVENSA has agreed to settle this matter for $50,000.
Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

10(1)	First Amendment, dated March 3, 2010 and approved on May 5, 2010, to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference to Registrant’s definitive proxy statement dated March 25, 2010

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Label Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

b. Reports on Form 8-K
During the quarter ended June 30, 2010, Registrant filed the following report on Form 8-K:
(i)	Filing dated April 28, 2010 reporting under Items 2.02 and 9.01 a news release dated April 28, 2010 reporting results for the first quarter of 2010.

(ii)	Filing dated May 10, 2010 reporting an amendment to the Company’s 2008 Long-Term Incentive Plan under Item 5.02 and submission of matters to a vote of security holders under Item 5.07.

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

Date: August 4, 2010