Form 10-Q
period 2010-09-30
HESS CORP
filed 2010-11-05
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At September 30, 2010, there were 328,497,268 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$7,864	$7,270	$24,855	$20,936
Equity in income (loss) of HOVENSA L.L.C.	(83)	(49)	(174)	(165)
Other, net	1,172	163	1,242	240

Total revenues and non-operating income	8,953	7,384	25,923	21,011

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	5,330	5,069	17,186	14,956
Production expenses	475	460	1,392	1,313
Marketing expenses	232	240	730	742
Exploration expenses, including dry holes and lease impairment	225	167	548	672
Other operating expenses	39	43	171	134
General and administrative expenses	151	148	465	444
Interest expense	94	97	261	269
Depreciation, depletion and amortization	584	626	1,684	1,616
Asset impairments	532	—	532	54

Total costs and expenses	7,662	6,850	22,969	20,200

INCOME BEFORE INCOME TAXES	1,291	534	2,954	811
Provision for income taxes	200	182	899	374

NET INCOME	1,091	352	2,055	437
Less: Net income (loss) attributable to noncontrolling interests	(63)	11	(12)	55

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$1,154	$341	$2,067	$382

NET INCOME PER SHARE ATTRIBUTABLE TO HESS CORPORATION
BASIC	$3.54	$1.05	$6.36	$1.18
DILUTED	3.52	1.05	6.31	1.17
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	327.6	326.0	327.3	325.8
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.30	$.30
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In millions of dollars, thousands of shares)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,353	$1,362
Accounts receivable	3,939	3,924
Inventories	1,682	1,438
Other current assets	865	1,263

Total current assets	8,839	7,987

INVESTMENTS IN AFFILIATES
HOVENSA L.L.C.	508	681
Other	267	232

Total investments in affiliates	775	913

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	33,042	29,871
Less reserves for depreciation, depletion, amortization and lease impairment	13,958	13,244

Property, plant and equipment — net	19,084	16,627

GOODWILL	2,045	1,225
DEFERRED INCOME TAXES	2,470	2,409
OTHER ASSETS	272	304

TOTAL ASSETS	$33,485	$29,465

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$4,071	$4,223
Accrued liabilities	1,916	1,954
Taxes payable	537	525
Short term debt and current maturities of long-term debt	43	148

Total current liabilities	6,567	6,850

LONG-TERM DEBT	5,541	4,319
DEFERRED INCOME TAXES	3,059	2,222
ASSET RETIREMENT OBLIGATIONS	1,336	1,234
OTHER LIABILITIES AND DEFERRED CREDITS	1,154	1,312

Total liabilities	17,657	15,937

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00 Authorized — 600,000 shares Issued — 328,497 shares at September 30, 2010; 327,229 shares at December 31, 2009	328	327
Capital in excess of par value	2,550	2,481
Retained earnings	14,229	12,251
Accumulated other comprehensive income (loss)	(1,377)	(1,675)

Total Hess Corporation stockholders’ equity	15,730	13,384
Noncontrolling interests	98	144

Total equity	15,828	13,528

TOTAL LIABILITIES AND EQUITY	$33,485	$29,465

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In millions of dollars)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,055	$437
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,684	1,616
Asset impairments	532	54
Exploratory dry hole costs and lease impairment	308	406
Provision (benefit) for deferred income taxes	(242)	(324)
Equity in (income) loss of HOVENSA L.L.C.	174	165
Gains on asset sales	(1,208)	—
Stock compensation expense	84	99
Changes in operating assets and liabilities and other	(335)	(678)

Net cash provided by operating activities	3,052	1,775

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,151)	(1,993)
Proceeds from asset sales	183	—
Other, net	(25)	26

Net cash used in investing activities	(2,993)	(1,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of debt with maturities of 90 days or less	—	(850)
Debt with maturities of greater than 90 days
Borrowings	1,261	1,247
Repayments	(168)	(38)
Cash dividends paid	(131)	(131)
Other, net	(30)	13

Net cash provided by financing activities	932	241

NET INCREASE IN CASH AND CASH EQUIVALENTS	991	49
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,362	908

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,353	$957

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at September 30, 2010 and December 31, 2009 and the consolidated results of operations for the three and nine month periods ended September 30, 2010 and 2009 and the consolidated cash flows for the nine month periods ended September 30, 2010 and 2009. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
     These financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2009. Certain information in the financial statements and notes has been reclassified to conform to the current period presentation.
     Effective January 1, 2010, the Corporation adopted the amended accounting standards that eliminated the consolidation exception for a qualifying special-purpose entity and changed the analysis necessary to determine whether consolidation of a variable interest entity is required. The adoption of these standards resulted in an increase of approximately $10 million to Property, plant and equipment and a corresponding increase to Long-term debt. The debt was repaid during the first quarter of 2010.
2. Inventories
     Inventories consist of the following (in millions):

	September 30,	December 31,
	2010	2009
Crude oil and other charge stocks	$360	$424
Refined products and natural gas	1,710	1,429
Less: LIFO adjustment	(826)	(815)

	1,244	1,038
Merchandise, materials and supplies	438	400

Total inventories	$1,682	$1,438

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA) using the equity method. Summarized financial information for HOVENSA follows (in millions):

	September 30,	December 31,
	2010	2009
Summarized balance sheet
Cash and short-term investments	$13	$78
Other current assets	679	580
Net fixed assets	2,011	2,080
Other assets	27	33
Current liabilities	(1,003)	(953)
Long-term debt	(616)	(356)
Deferred liabilities and credits	(127)	(137)

Members’ equity	$984	$1,325

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Summarized income statement
Total revenues	$3,276	$2,644	$9,188	$7,307
Cost and expenses	(3,439)	(2,741)	(9,531)	(7,632)

Net income (loss)	$(163)	$(97)	$(343)	$(325)

Hess Corporation’s share, before income taxes	$(83)	$(49)	$(174)	$(165)

4. Property, Plant and Equipment
     Acquisitions and Divestitures: In September 2010, the Corporation completed the exchange of its interests in Gabon and the Clair Field in the United Kingdom for additional interests of 28.1% and 25.0%, respectively, in the Valhall and Hod fields in Norway. This exchange was accounted for as a business combination and was recorded at fair value. The transaction resulted in a pre-tax gain of $1,150 million ($1,072 million after income taxes) which has been included in Other, net in the Statement of Consolidated Income. The total combined carrying amount of the disposed assets prior to the exchange was $702 million, including goodwill of $65 million.
     In September 2010, the Corporation also acquired, from a different third party, additional interests of 7.85% and 12.5% in the Valhall and Hod fields, respectively, for $507 million in cash. This transaction was accounted for as a business combination. As a result of these third quarter 2010 transactions, the Corporation’s total interests in the Valhall and Hod fields are 64.05% and 62.50%, respectively.
     The following table summarizes the preliminary allocation of the purchase price to the assets and liabilities acquired in these transactions (in millions):

	Exchange	Acquisition	Total
Property, plant and equipment	$2,090	$578	$2,668
Goodwill	667	225	892
Current assets	97	5	102

Total assets acquired	2,854	808	3,662

Current liabilities	(147)	(22)	(169)
Deferred tax liabilities	(667)	(225)	(892)
Asset retirement obligations	(188)	(54)	(242)

Net assets acquired	$1,852	$507	$2,359

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The preliminary purchase price allocation is subject to normal post-closing adjustments. The allocation of fair value to assets and liabilities was determined using market-related unobservable inputs, which the Corporation believes are consistent with the view of a market participant and are classified as Level 3 fair value measurements. The goodwill recorded equals the deferred tax liability recognized for the differences in book and tax bases of the assets acquired. The goodwill is not expected to be deductible for income tax purposes. The primary reason for these transactions was to acquire long-lived crude oil reserves and future production growth.
     In July 2010, the Corporation agreed to acquire American Oil & Gas Inc. (American Oil & Gas) through the issuance of approximately 8.6 million shares of the Corporation’s common stock in order to increase its acreage position in the Bakken oil play in North Dakota by approximately 85,000 net acres. The transaction, which has been approved by the Boards of Directors of both companies, is subject to certain closing conditions, including the approval of American Oil & Gas shareholders, and is expected to be completed in the fourth quarter of 2010.
     Assets Held for Sale: In March 2010, the Corporation entered into an agreement to sell a package of mature, non-operated natural gas production and transportation assets in the United Kingdom North Sea. These transactions are subject to various regulatory and other approvals. The Corporation has classified all of the properties to be disposed of as held for sale. At September 30, 2010, the carrying amount of these assets totalling $237 million was reported in Other current assets. In addition, asset retirement obligations and deferred income taxes totalling $211 million were reported in Accrued liabilities. In accordance with generally accepted accounting principles, properties classified as held for sale are not depreciated but are subject to impairment testing.
     Asset Impairments: In September 2010, the Corporation recorded a charge of $532 million ($334 million after income taxes) to fully impair the carrying value of its 55% interest in the West Mediterranean Block 1 concession (West Med Block), located offshore Egypt. This interest was acquired in 2006 and included four natural gas discoveries and additional exploration prospects. The Corporation and its partners subsequently explored and further evaluated the area, made a fifth discovery, conducted development planning, and held negotiations with the Egyptian authorities to amend the existing gas sales agreement. In late September 2010, the Corporation and its partners notified Egyptian authorities of their decision to cease exploration activities on the block and to relinquish a significant portion of the block. As a result, the Corporation fully impaired the carrying value of its interests in the West Med Block. The Corporation’s estimated fair value of the West Med Block was determined using market-related unobservable inputs, which the Corporation believes are consistent with the view of a market participant and are classified as Level 3 fair value measurements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Capitalized Exploratory Well Costs: The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the nine months ended September 30, 2010 (in millions):

Balance at January 1	$1,437
Additions to capitalized exploratory well costs pending the determination of proved reserves	524
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(93)
Capitalized exploratory well costs charged to expense	(28)

Balance at end of period	$1,840

     Capitalized exploratory well costs charged to expense reported in the table above include $22 million related to the impairment of the West Med Block. The table above excludes $80 million of exploratory well costs which were incurred and subsequently expensed in 2010. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,122 million at September 30, 2010. Approximately 54% of the capitalized well costs in excess of one year relate to the Pony and Tubular Bells projects in the deepwater Gulf of Mexico where development planning is progressing. Approximately 14% relates to Area 54 offshore Libya where commercial analysis and development planning activities are ongoing. Approximately 13% relates to Block WA-390-P offshore Western Australia where further drilling, other appraisal activities and commercial analysis are ongoing. Approximately 7% relates to Block BM-S-22 offshore Brazil where the operator plans to commence drilling a third exploration well in the fourth quarter of 2010. The remainder of the capitalized well costs in excess of one year relates to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.
5. Long-Term Debt
     In August 2010, the Corporation issued $1,250 million of 30-year bonds with a coupon of 5.60%. A portion of the proceeds were used to finance the acquisition of the additional interests in the Valhall and Hod fields (see Note 4, “Property, Plant and Equipment”) and the remainder will be used for general corporate purposes.
     In January 2010, the Corporation completed the purchase of $116 million of bonds, due in August 2011. This transaction resulted in a charge of approximately $11 million ($7 million after income taxes).
6. Foreign Currency Translation
     Pre-tax foreign currency gains (losses) amounted to the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Pre-tax foreign currency gains (losses)	$5	$1	$(10)	$32

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Retirement Plans
     Components of net periodic pension cost consisted of the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Service cost	$12	$9	$36	$29
Interest cost	22	19	66	59
Expected return on plan assets	(21)	(12)	(63)	(42)
Amortization of net loss	12	17	36	45

Pension expense	$25	$33	$75	$91

     In 2010, the Corporation expects to contribute approximately $190 million to its pension plans. Through September 30, 2010, the Corporation had contributed $178 million to its pension plans.
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
     The table below shows the gross volume of the Corporation’s energy marketing commodity contracts outstanding at September 30, 2010:

	September 30,	December 31,
	2010	2009
Commodity Contracts
Crude oil and refined products (millions of barrels)	36	34
Natural gas (millions of mcf)	2,182	1,876
Electricity (millions of megawatt hours)	238	166

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges are recognized currently in earnings. Revenues from the sales contracts are recognized in Sales and other operating revenues, supply contract purchases are recognized in Cost of products sold and net settlements from financial derivatives related to these energy marketing activities are recognized in Cost of products sold. Net realized and unrealized pre-tax gains on derivative contracts not designated as hedges amounted to $50 million and $5 million for the three months ended September 30, 2010 and 2009, respectively, and $162 million and $86 million for the nine months ended September 30, 2010 and 2009, respectively.
     At September 30, 2010, a portion of energy marketing commodity contracts are designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly two years or less. For contracts outstanding at September 30, 2010, the maximum duration was four years. The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of Other comprehensive income. Amounts recorded in Accumulated other comprehensive income are reclassified into Cost of products sold in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in fair value of cash flow hedges is recognized immediately in Cost of products sold.
     At September 30, 2010, the after-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income were $239 million ($303 million at December 31, 2009). The Corporation estimates that approximately $167 million of this amount will be reclassified into earnings over the next twelve months. During the three months ended September 30, 2010 and 2009, the Corporation reclassified losses on an after-tax basis from Accumulated other comprehensive income of $56 million and $199 million, respectively, and $257 million and $453 million for the nine months ended September 30, 2010 and 2009, respectively. The amount reflected in earnings due to hedge ineffectiveness was a gain of less than $1 million for both the three months ended September 30, 2010 and 2009, respectively, and a gain of less than $1 million and a loss of $1 million for the nine months ended September 30, 2010 and 2009, respectively. The fair value of energy marketing cash flow hedge positions decreased by $34 million and $83 million for the three months ended September 30, 2010 and 2009, respectively, and $193 million and $519 million for the nine months ended September 30, 2010 and 2009, respectively. The pre-tax amount of deferred hedge losses is reflected in Accounts payable and the related income tax benefits are recorded as Deferred income tax assets on the balance sheet.
     Corporate Risk Management: Corporate risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas produced by the Corporation or to reduce exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of the Corporation’s crude oil or natural gas production. Forward contracts may also be used to purchase certain currencies in which the Corporation does business with the intent of reducing exposure to foreign currency fluctuations. These forward contracts comprise various currencies including the British pound and Thai baht. The Corporation has executed interest rate swaps to convert interest payments on certain long term debt from fixed to floating rates.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The table below shows the gross volume of the Corporate risk management derivative instruments outstanding:

	September 30,	December 31,
	2010	2009
Commodity contracts, primarily crude oil (millions of barrels)	40	54
Foreign exchange (millions of U.S. dollars)	1,001	872
Interest rate swaps (millions of U.S. dollars)	310	—
     During 2008, the Corporation closed Brent crude oil cash flow hedges covering 24,000 barrels per day through 2012, by entering into offsetting contracts with the same counterparty. As a result, the valuation of those contracts is no longer subject to change due to price fluctuations. There were no other open hedges of crude oil or natural gas production at September 30, 2010. Hedging activities decreased Exploration and Production Sales and other operating revenue by $134 million for both the three month periods ended September 30, 2010 and 2009 and $398 million for both the nine month periods ended September 30, 2010 and 2009.
     At September 30, 2010, the after-tax deferred losses in Accumulated other comprehensive income relating to the closed Brent crude oil hedges were $720 million ($941 million at December 31, 2009). The Corporation estimates that approximately $335 million of this amount will be reclassified into earnings over the next twelve months. The pre-tax amount of deferred hedge losses is reflected in Accounts payable and the related income tax benefits are recorded as Deferred income tax assets on the balance sheet.
     The Corporation designates interest rate swaps as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed rate debt are recorded in Interest expense. For the three and nine months ended September 30, 2010, the Corporation recorded an increase of $4 million and $13 million, respectively, in the fair value of interest rate swaps and a corresponding increase in the carrying value of the hedged fixed rate debt.
     Foreign exchange contracts are not designated as hedges. Gains or losses on foreign exchange contracts are recognized immediately in Other, net in Revenues and non-operating income.
     Net pre-tax gains (losses) on derivative contracts used for Corporate risk management and not designated as hedges amounted to the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Commodity	$—	$1	$(7)	$8
Foreign exchange	48	(24)	(4)	83

Total	$48	$(23)	$(11)	$91

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
     The table below summarizes the gross volume of derivative instruments outstanding relating to trading activities:

	September 30,	December 31,
	2010	2009
Commodity Contracts
Crude oil and refined products (millions of barrels)	3,370	2,251
Natural gas (millions of mcf)	5,715	6,927
Electricity (millions of megawatt hours)	47	6
Other Contracts (millions of U.S. dollars)
Interest rate	260	495
Foreign exchange	428	335
     Pre-tax gains (losses) recorded in Sales and other operating revenues from trading activities amounted to the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Commodity	$(118)	$49	$26	$149
Foreign exchange	2	(11)	8	19
Interest rate and other	12	(3)	(5)	12

Total	$(104)	$35	$29	$180

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
     The following table provides the Corporation’s financial assets and (liabilities) that are measured at fair value based on this hierarchy (in millions):

				Collateral and
				counterparty
	Level 1	Level 2	Level 3	netting	Balance
September 30, 2010

Assets
Derivative contracts
Commodity	$203	$1,119	$724	$(40)	$2,006
Foreign exchange	—	13	—	—	13
Other	—	16	1	—	17
Collateral and counterparty netting	(106)	(160)	(22)	(187)	(475)

Total derivative contracts	97	988	703	(227)	1,561
Other assets measured at fair value on a recurring basis	26	—	1	(1)	26

Total assets	$123	$988	$704	$(228)	$1,587

Liabilities
Derivative contracts
Commodity	$(393)	$(2,466)	$(422)	$43	$(3,238)
Foreign exchange	—	(6)	—	—	(6)
Other	—	(7)	—	—	(7)
Collateral and counterparty netting	106	160	22	5	293

Total derivative contracts	(287)	(2,319)	(400)	48	(2,958)
Other liabilities measured at fair value on a recurring basis	—	(7)	—	1	(6)

Total liabilities	$(287)	$(2,326)	$(400)	$49	$(2,964)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Collateral and
				counterparty
	Level 1	Level 2	Level 3	netting	Balance
December 31, 2009

Assets
Derivative contracts
Commodity	$46	$1,137	$119	$(40)	$1,262
Other	—	3	—	—	3
Collateral and counterparty netting	—	(1)	—	(326)	(327)

Total derivative contracts	46	1,139	119	(366)	938
Other assets measured at fair value on a recurring basis	37	21	5	—	63

Total assets	$83	$1,160	$124	$(366)	$1,001

Liabilities
Derivative contracts
Commodity	$(151)	$(2,880)	$(36)	$40	$(3,027)
Foreign exchange	—	(23)	—	—	(23)
Other	—	(8)	—	—	(8)
Collateral and counterparty netting	—	1	—	280	281

Total derivative contracts	(151)	(2,910)	(36)	320	(2,777)
Other liabilities measured at fair value on a recurring basis	—	(66)	(4)	—	(70)

Total liabilities	$(151)	$(2,976)	$(40)	$320	$(2,847)

     The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$41	$(215)	$84	$149
Unrealized gains (losses)
Included in earnings	105	(61)	163	93
Included in other comprehensive income	(18)	31	62	(187)
Purchases, sales or other settlements during the period	(51)	(12)	(9)	(226)
Transfers into Level 3	215	4	57	1
Transfers out of Level 3	12	(1)	(53)	(84)

Balance at end of period	$304	$(254)	$304	$(254)

     Effective January 1, 2010, the Corporation’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the nine months ended September 30, 2010, transfers into Level 1 and Level 2 were net assets of $123 million and $121 million, respectively, and transfers out of Level 1 and Level 2 were net assets of $23 million and net liabilities of $271 million, respectively. Transfers into Level 1 and transfers into Level 2 primarily resulted from instruments that became more actively traded as they moved closer to maturity and moved out of Levels 2 and 3, respectively. The remaining transfers into Level 2 and all transfers into Level 3 were due to the increased significance of the lower level inputs to the instrument’s fair value, causing those instruments to move out of Levels 1 and 2.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In addition to the financial assets and liabilities disclosed in the tables on pages 12 and 13, the Corporation had other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, for which the carrying value approximated their fair value at September 30, 2010 and December 31, 2009. Long-term debt had a carrying value of $5,574 million compared with a fair value of $6,650 million at September 30, 2010, and a carrying value of $4,467 million compared with a fair value of $5,073 million at December 31, 2009.
     The table below reflects the gross and net fair values of the Corporation’s risk management and trading derivative instruments (in millions):

	Accounts	Accounts
	Receivable	Payable
September 30, 2010

Derivative contracts designated as hedging instruments
Commodity	$460	$(822)
Other	13	(1)

Total derivative contracts designated as hedging instruments	473	(823)

Derivative contracts not designated as hedging instruments
Commodity	10,946	(11,816)
Foreign exchange	20	(13)
Other	22	(24)

Total derivative contracts not designated as hedging instruments	10,988	(11,853)

Gross fair value of derivative contracts	11,461	(12,676)
Master netting arrangements	(9,713)	9,713
Cash collateral (received) posted	(187)	5

Net fair value of derivative contracts	$1,561	$(2,958)

December 31, 2009

Derivative contracts designated as hedging instruments
Commodity	$748	$(1,166)

Derivative contracts not designated as hedging instruments
Commodity	9,145	(10,493)
Foreign exchange	3	(26)
Other	12	(14)

Total derivative contracts not designated as hedging instruments	9,160	(10,533)

Gross fair value of derivative contracts	9,908	(11,699)
Master netting arrangements	(8,653)	8,653
Cash collateral (received) posted	(317)	269

Net fair value of derivative contracts	$938	$(2,777)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties or groups of counterparties. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net receivables at September 30, 2010 are concentrated with counterparties as follows: Integrated Oil Companies – 23%, Government Entities – 13%, Manufacturing – 12% and Education and Health Services – 11%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At September 30, 2010 and December 31, 2009, the Corporation is holding cash from counterparties of $187 million and $317 million, respectively. The Corporation has posted cash to counterparties at September 30, 2010 and December 31, 2009 of $5 million and $269 million, respectively.
     At September 30, 2010, the Corporation had a total of $2,540 million of outstanding letters of credit, primarily issued to satisfy margin and collateral requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of September 30, 2010, the net liability related to derivatives with contingent collateral provisions was approximately $1,858 million before cash collateral posted of approximately $0.3 million. At September 30, 2010, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of September 30, 2010, the Corporation would be required to post additional collateral of approximately $337 million.
9. Weighted Average Common Shares
     The weighted average numbers of common shares used in the basic and diluted earnings per share computations are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Common shares – basic	325,452	324,066	325,166	323,796
Effect of dilutive securities
Restrictive common stock	1,369	1,213	1,354	1,163
Stock options	813	759	822	846

Common shares – diluted	327,634	326,038	327,342	325,805

     The Corporation issued 2,768,715 stock options and 944,250 shares of restricted stock in the nine months ended September 30, 2010 (3,091,080 and 1,041,530 shares, respectively, for the same period in 2009). The table above excludes the effect of 8,932,000 shares and 5,797,000 shares related to out-of-the money options for the three and nine months ended September 30, 2010, respectively (3,533,000 and 3,893,000 shares, respectively, for the same periods in 2009).

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Equity and Comprehensive Income
     The table below summarizes changes in equity (in millions):

	Hess	Non-
	Stockholders’	controlling
	Equity	Interests	Total Equity
Balance January 1, 2010	$13,384	$144	$13,528

Net income	2,067	(12)	2,055
Deferred gains (losses) on cash flow hedges, after-tax
Effect of hedge losses recognized in income	508	—	508
Net change in fair value of cash flow hedges	(226)	—	(226)
Change in post retirement plan liabilities, after-tax	24	—	24
Change in foreign currency translation adjustment and other	(8)	2	(6)

Comprehensive income (loss)	2,365	(10)	2,355

Activity related to restricted common stock awards, net	44	—	44
Employee stock options, including income tax benefits	54	—	54
Cash dividends declared	(98)	—	(98)
Noncontrolling interests, net	(19)	(36)	(55)

Balance September 30, 2010	$15,730	$98	$15,828

Balance January 1, 2009	$12,307	$84	$12,391

Net income	382	55	437
Deferred gains (losses) on cash flow hedges, after-tax
Effect of hedge losses recognized in income	701	—	701
Net change in fair value of cash flow hedges	(656)	—	(656)
Change in post retirement plan liabilities, after-tax	27	—	27
Change in foreign currency translation adjustment and other	109	(4)	105

Comprehensive income (loss)	563	51	614

Activity related to restricted common stock awards, net	46	—	46
Employee stock options, including income tax benefits	56	—	56
Cash dividends declared	(98)	—	(98)
Noncontrolling interests, net	—	(2)	(2)

Balance September 30, 2009	$12,874	$133	$13,007

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Segment Information
     The Corporation’s results by operating segment were as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Operating revenues
Exploration and Production	$2,368	$1,858	$6,761	$4,885
Marketing and Refining	5,535	5,435	18,205	16,128
Less: Transfers between affiliates	(39)	(23)	(111)	(77)

Total(*)	$7,864	$7,270	$24,855	$20,936

Net income (loss) attributable to Hess Corporation
Exploration and Production	$1,277	$397	$2,316	$548
Marketing and Refining	(38)	38	30	110
Corporate, including interest	(85)	(94)	(279)	(276)

Total	$1,154	$341	$2,067	$382

(*)
Operating revenues exclude excise and similar taxes of approximately $565 million and $525 million in the third quarter of 2010 and 2009, respectively, and $1,650 million and $1,525 million during the first nine months of 2010 and 2009, respectively.

     Identifiable assets by operating segment were as follows (in millions):

	September 30,	December 31,
	2010	2009
Exploration and Production	$25,280	$21,810
Marketing and Refining	6,258	6,388
Corporate	1,947	1,267

Total	$33,485	$29,465

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures refined petroleum products and purchases, trades and markets refined petroleum products, natural gas and electricity. The Corporation reported net income of $1,154 million in the third quarter of 2010, compared with $341 million in the third quarter of 2009. Net income for the third quarter of 2010 included an after-tax gain of $1,072 million relating to an asset exchange and an after-tax charge of $347 million relating to an asset impairment.
     Exploration and Production
     E&P reported earnings of $1,277 million for the third quarter of 2010, compared with income of $397 million in the third quarter of 2009. Reported E&P earnings for the third quarter of 2010 included the after-tax gain and the after-tax impairment charge referred to above. Reported E&P earnings for the third quarter of 2009 include $89 million of after-tax income related to the settlement of the U.S. deepwater royalty dispute. In the third quarter of 2010, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $64.81 per barrel compared with $56.07 per barrel in the third quarter a year ago. The Corporation’s average worldwide natural gas selling price was $5.73 per thousand cubic feet (mcf) in the third quarter of 2010 compared with $4.60 per mcf in the same quarter last year. Worldwide crude oil and natural gas production was 413,000 barrels of oil equivalent per day (boepd) in the third quarter of 2010 compared with 420,000 boepd in the same period of 2009.
     The following is an update of significant E&P activities during the third quarter of 2010:
•
In September 2010, the Corporation completed the exchange of its interests in Gabon and the Clair Field in the United Kingdom for a 28.1% interest in the Valhall Field and a 25.0% interest in the Hod Field, both in Norway. This transaction was accounted for as a business combination and was recorded at fair value resulting in a gain on sale of $1,150 million ($1,072 million after income taxes).

•
In September 2010, the Corporation also acquired for $507 million in cash a 7.85% interest in the Valhall Field and 12.5% interest in the Hod Field. After completion of these acquisitions, the Corporation’s interests in the Valhall and Hod fields totalled 64.05% and 62.50%, respectively.

•
During the three months ended September 30, 2010, the Corporation recorded an impairment charge of $532 million before income taxes ($334 million after income taxes) to reduce the carrying value of property plant and equipment relating to its 55% interest in the West Mediterranean Block 1 concession (West Med Block), located offshore Egypt.

•
In September 2010, the Corporation agreed to acquire an additional 20% interest in the Tubular Bells oil and gas field in the Gulf of Mexico for $40 million. Following regulatory approval, the Corporation will have a 40% working interest and become the operator.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Overview (continued)
•
In July 2010, the Corporation agreed to acquire American Oil & Gas Inc. (American Oil & Gas) through the issuance of approximately 8.6 million shares of the Corporation’s stock in order to increase its acreage position in the Bakken oil play in North Dakota by approximately 85,000 net acres. The transaction, which has been approved by the Boards of Directors of both companies, is subject to certain closing conditions, including the approval of American Oil & Gas shareholders, and is expected to be completed in the fourth quarter of 2010.

     Marketing and Refining
     M&R generated a loss of $38 million for the third quarter of 2010, compared with income of $38 million in the third quarter of 2009, primarily reflecting lower margins. M&R results in the third quarter of 2009 included a benefit of $12 million due to an income tax adjustment relating to refining operations.
     Other Matters
     Gulf of Mexico Update: In April 2010, an accident occurred on a deepwater drilling rig at the BP p.l.c. (BP) operated Macondo prospect in the Gulf of Mexico, resulting in loss of life, the sinking of the rig, a significant crude oil spill and a temporary drilling moratorium in the Gulf of Mexico. The Corporation was not a participant in the well. The impact to the Corporation of the drilling moratorium was minimal in the second and third quarters. In June, the Corporation’s only operated rig in the Gulf of Mexico, the Stena Forth, left the Pony prospect on Green Canyon 469, where it was being used to drill an appraisal well, as part of a preexisting farm-out agreement with another operator. The Corporation is planning to resume drilling of the Pony appraisal well in 2011 contingent upon receipt of necessary drilling permits. Additionally, the drilling of a production well at the Shenzi Field, in which the Corporation has a 28% interest, was suspended as a result of the moratorium, which is expected to reduce the Corporation’s 2010 production by approximately 2,000 boepd.
     In October 2010, the drilling moratorium in the Gulf of Mexico was lifted by the United States Department of the Interior’s Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) as it had determined that drilling could resume, provided operators certified compliance with all rules and requirements, including the new drilling and safety rules issued on September 30, 2010. The Corporation is currently evaluating the impact of the new rules and requirements on its activities and operations.
     In September 2010, the BOEMRE issued notices to all lessees in the Gulf of Mexico to establish guidelines that provide a consistent and systematic approach to determine the future utility of idle infrastructure on inactive leases and to ensure all wells, structures and pipelines are decommissioned within established timeframes. The notices to lessees were effective on October 15, 2010. Although the new guidelines will impact the timing and cost of inactive well abandonments on the Corporation’s operated and non-operated blocks, the impact is not expected to be material to its financial condition or results of operations.
     Remediation Plans and Procedures: The Corporation has in place a series of asset-specific emergency response and continuity plans which detail procedures for rapid and effective emergency response and environmental mitigation activities for its global offshore operations. These plans are maintained, reviewed and updated annually to ensure their accuracy and suitability.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Overview (continued)
     Where appropriate, plans are reviewed and approved by the relevant host government authorities on a periodic basis. The Corporation has a current Oil Spill Response Plan for its Gulf of Mexico operations that has been approved by the BOEMRE. This Plan sets forth expectations for response training, drills and capabilities and the strategies, procedures and methods that we will employ in the event of a spill covering the following topics: spill response organization, incident command post, communications and notifications, spill detection and assessment (including worst case discharge scenarios), identification and protection of environmental resources, strategic response planning, mobilization and deployment of spill response equipment and personnel, oil and debris removal and disposal, the use of dispersants and chemical and biological agents, in-situ burning of oil, wildlife rehabilitation and documentation requirements.
     Responder training and drills are routinely held worldwide to assess and continually improve the effectiveness of the Corporation’s plans. The Corporation’s contractors, service providers, representatives from government agencies and, where applicable, joint venture partners participate in the drills to ensure that emergency procedures are comprehensive and can be effectively implemented.
     To complement internal capabilities, the Corporation maintains membership contracts with oil spill response organizations to provide coverage for its global drilling and production operations. These organizations are Clean Gulf Associates, National Response Corporation (NRC) and Oil Spill Response (OSR). Clean Gulf Associates is a regional spill response organization for the Gulf of Mexico; NRC and OSR are global response corporations and are available to assist the Corporation when needed anywhere in the world. In addition to owning response assets in their own right, these organizations maintain business relationships that provide immediate access to additional critical response support services if required. These owned response assets include nearly 300 recovery and storage vessels and barges, more than 250 skimmers, over 300,000 feet of boom, and significant quantities of dispersants and other ancillary equipment, including aircraft. If we were to request these organizations to obtain additional critical response support services, we would provide the funding for such services and seek reimbursement under our insurance coverages described below. In certain circumstances, the Corporation pursues and enters into mutual aid agreements with other companies and government cooperatives to receive and provide oil spill response equipment and personnel support. It also has representation on the Executive Committee of Clean Gulf Associates and the Board of Directors of OSR, maintaining close associations with these organizations.
     In light of the recent events in the Gulf of Mexico, the Corporation is participating in a number of industry-wide task forces that are studying better ways to assess the risk of and prevent offshore incidents, access and control blowouts in subsea environments, and improve containment and recovery methods. The task forces are working closely with the oil and gas industry and international government agencies to implement improvements and increase the effectiveness of oil spill prevention, preparedness, response and recovery processes.
     Insurance Coverage and Indemnification: The Corporation maintains insurance coverage that includes coverage for physical damage to its property, third party liability, workers’ compensation and employers’ liability, general liability, sudden and accidental pollution, and other coverage. This insurance coverage is subject to deductibles, exclusions and limitations and there is no assurance that such coverage will adequately protect the Corporation against liability from all potential consequences and damages.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Overview (continued)
     The amount of insurance covering physical damage to the Corporation’s property and liability related to negative environmental effects resulting from a sudden and accidental pollution event, excluding windstorm coverage in the Gulf of Mexico where it is self insured, varies by asset, based on the asset’s estimated replacement value or the estimated maximum loss. In the case of a catastrophic event, first party coverage consists of two tiers of insurance. The first $250 million of coverage is provided through an industry mutual insurance group. Above this $250 million threshold, insurance is carried which ranges in value between $250 million to over $1 billion, depending on the asset coverage level, as described above. Additionally, the Corporation carries insurance which provides third party coverage for general liability, and sudden and accidental pollution, up to $695 million.
     Other insurance policies provide coverage for, among other things: charterer’s legal liability, in the amount of $500 million per occurrence and aircraft liability, in the amount of $300 million per occurrence.
     The Corporation’s insurance policies renew at various dates each year. Future insurance coverage for the industry could increase in cost and may include higher deductibles or retentions, or additional exclusions or limitations. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are deemed economically acceptable.
     Generally, the Corporation’s drilling contracts (and most of its other offshore services contracts) provide for a mutual hold harmless indemnity structure whereby each party to the contract (the Corporation and Contractor) indemnifies the other party for injuries or damages to their personnel and property regardless of fault. Variations include indemnity exclusions to the extent a claim is attributable to the gross negligence and/or willful misconduct of a party. Third-party claims, on the other hand, are generally allocated on a fault basis.
     The Corporation is customarily responsible for, and indemnifies the Contractor against, all claims, including those from third-parties, to the extent attributable to pollution or contamination by substances originating from its reservoirs or other property (regardless of fault, including gross negligence and willful misconduct) and the Contractor is responsible for and indemnifies the Corporation for all claims attributable to pollution emanating from the Contractor’s property. Additionally, the Corporation is generally liable for all of its own losses and most third-party claims associated with catastrophic losses such as blowouts, cratering and loss of hole, regardless of cause, although exceptions for losses attributable to gross negligence and/or willful misconduct do exist. Lastly, many offshore services contracts include overall limitations of the Contractor’s liability equal to the value of the contract or a fixed amount, whichever is greater.
     Under a standard joint operating agreement (JOA), each party is liable for all claims arising under the JOA, not covered by or in excess of insurance carried by the JOA, to the extent of its participating interest (operator or non-operator). Variations include indemnity exclusions where the claim is based upon the gross negligence and/or willful misconduct of a party in which case such party is solely liable.
     Financial Reform Legislation: In July 2010, the Wall Street Reform and Consumer Protection Act was signed into law. This law will establish new regulations affecting activities in the financial markets including the use of over the counter derivatives. While final regulations have not yet been issued, the Corporation is currently evaluating the potential impact, if any, that the regulations could have on future operations.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations
     The after-tax income (loss) by major operating activity was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Exploration and Production	$1,277	$397	$2,316	$548
Marketing and Refining	(38)	38	30	110
Corporate	(26)	(33)	(116)	(108)
Interest expense	(59)	(61)	(163)	(168)

Net income attributable to Hess Corporation	$1,154	$341	$2,067	$382

Net income per share (diluted)	$3.52	$1.05	$6.31	$1.17

     Items Affecting Comparability Between Periods
     The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods (amounts in millions). The items in the table below are explained and the pre-tax amounts are shown on pages 26, 27, 28 and 30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Exploration and Production	$725	$89	$783	$45
Marketing and Refining	—	12	—	12
Corporate	—	—	(7)	(16)

Total	$725	$101	$776	$41

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

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Comparison of Results
     Exploration and Production
     Following is a summarized income statement of the Corporation’s E&P operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales and other operating revenues(*)	$2,279	$1,792	$6,452	$4,622
Non-operating income	1,157	145	1,225	210

Total revenues and non-operating income	3,436	1,937	7,677	4,832

Cost and expenses
Production expenses, including related taxes	474	460	1,392	1,313
Exploration expenses, including dry holes and lease impairment	225	167	548	672
General, administrative and other expenses	70	65	201	182
Depreciation, depletion and amortization	560	602	1,613	1,551
Asset impairments	532	—	532	54

Total costs and expenses	1,861	1,294	4,286	3,772

Results of operations before income taxes	1,575	643	3,391	1,060
Provision for income taxes	298	246	1,075	512

Results of operations attributable to Hess Corporation	$1,277	$397	$2,316	$548

(*)	Amounts differ from E&P operating revenues in Note 11, “Segment Information” primarily due to the exclusion of sales of hydrocarbons purchased from unrelated third parties.
     After considering the items affecting comparability between periods, the remaining changes in E&P earnings are primarily attributable to changes in selling prices, sales volumes and costs and expenses as described below.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
Selling prices: The Corporation’s average selling prices were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average selling prices
Crude oil — per barrel (including hedging)
United States	$71.92	$63.79	$73.05	$56.02
Europe	57.28	47.34	56.29	42.80
Africa	64.78	54.97	63.67	44.98
Asia and other	75.95	67.49	75.97	56.63
Worldwide	64.81	56.07	64.44	47.09

Crude oil — per barrel (excluding hedging)
United States	$71.92	$63.79	$73.05	$56.02
Europe	57.28	47.34	56.29	42.80
Africa	75.70	67.27	76.19	56.59
Asia and other	75.95	67.49	75.97	56.63
Worldwide	69.47	61.42	69.56	52.35

Natural gas liquids — per barrel
United States	$43.20	$36.05	$46.49	$32.38
Europe	57.69	43.53	57.28	37.86
Asia and other	53.60	44.74	60.15	38.49
Worldwide	46.10	37.27	48.84	33.90

Natural gas — per mcf
United States	$3.56	$2.65	$3.91	$3.19
Europe	6.50	4.38	5.67	5.25
Asia and other	6.18	5.12	6.21	4.88
Worldwide	5.73	4.60	5.74	4.74
     Higher average realized selling prices of crude oil and natural gas increased E&P revenues by approximately $315 million and $1,590 million in the third quarter and first nine months of 2010 respectively, compared with the corresponding periods of 2009.
     In October 2008, the Corporation closed its Brent crude oil cash flow hedges by entering into offsetting contracts with the same counterparty, covering 24,000 barrels per day from 2009 through 2012. The deferred after-tax loss as of the date the hedge positions were closed will be recorded in earnings as the contracts mature. The estimated annual after-tax loss from the closed positions will be approximately $335 million from 2010 through 2012. Crude oil hedges reduced E&P earnings by $85 million and $252 million in the third quarter and first nine months of 2010 ($134 million and $398 million before income taxes, respectively) and $84 million and $249 million in the third quarter and first nine months of 2009 ($134 million and $398 million before income taxes, respectively).
Sales and production volumes: The Corporation’s crude oil and natural gas production was 413,000 boepd in the third quarter of 2010 compared with 420,000 boepd in the same period of 2009. Production in the first nine months of 2010 was 417,000 boepd compared with 406,000 boepd in the first nine months of 2009. The Corporation anticipates that its full year production will average between 405,000 and 415,000 boepd.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     The Corporation’s net daily worldwide production by region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Crude oil (barrels per day)
United States	78	73	74	54
Europe	82	83	83	82
Africa	117	124	117	125
Asia and other	13	17	14	16

Total	290	297	288	277

Natural gas liquids (barrels per day)
United States	15	12	13	10
Europe	3	2	3	3
Asia and other	—	—	1	1

Total	18	14	17	14

Natural gas (mcf per day)
United States	120	105	107	92
Europe	104	120	133	153
Asia and other	406	429	432	442

Total	630	654	672	687

Barrels of oil equivalent per day(*)	413	420	417	406

(*)
Reflects natural gas reserves converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table on page 24.

     United States: Crude oil and natural gas production in the United States was higher in the third quarter of 2010 compared to the same period in 2009, primarily due to new wells at the Llano and Conger fields in the deepwater Gulf of Mexico and new wells in the Bakken oil play, partially offset by lower production at the Shenzi field. Crude oil and natural gas production was higher in the first nine months of 2010 compared to the same period in 2009, due to the ramp up of production at the Shenzi field as well as the new Llano, Conger and Bakken wells.
     Europe: Crude oil production in Europe was comparable in the third quarter and first nine months of 2010 and 2009, as increased production from new wells in Russia offset lower production resulting from maintenance and natural decline in the North Sea. Natural gas production was lower in the third quarter and first nine months of 2010 compared with the same periods in 2009, primarily due to maintenance in the United Kingdom North Sea.
     Africa: Crude oil production in Africa was lower in the third quarter and first nine months of 2010 compared to the same periods in 2009, primarily due to natural decline and lower production entitlement at the Ceiba Field in Equatorial Guinea, together with lower production entitlement in Algeria as a result of higher selling prices.
     Asia and other: The decrease in natural gas production in the third quarter and first nine months of 2010 compared to the same periods in 2009 was principally due to lower production at the Pangkah Field in Indonesia.
Sales volumes: Higher crude oil sales volumes increased revenue by approximately $170 million and $240 million in the third quarter and first nine months of 2010, respectively, compared with the same periods in 2009.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Non-operating income: Non-operating income for 2010 principally reflects the gain of $1,150 million (after-tax gain of $1,072 million) in the third quarter related to the exchange of the Corporation’s interests in Gabon and the Clair Field in the United Kingdom for additional interests in the Valhall and Hod fields, both offshore Norway, and the gain on sale of $58 million in the first quarter relating to the sale of the Corporation’s interest in the Jambi Merang natural gas development project in Indonesia. Non-operating income for the third quarter and first nine months of 2009 principally reflects income of $143 million (after-tax gain of $89 million) related to the resolution of a U.S. deepwater royalty dispute. The after-tax impacts of the asset sales and royalty dispute resolution are reflected in the table of items affecting comparability of earnings between periods on page 22.
Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $19 million and $98 million, respectively, in the third quarter and first nine months of 2010 compared with the corresponding periods of 2009. The increases principally reflect higher production taxes as a result of higher selling prices. Depreciation, depletion and amortization charges were lower by $42 million in the third quarter compared to the corresponding period in 2009. The decrease largely reflects lower rates per barrel and lower production. Depreciation, depletion and amortization charges were higher by $62 million in the first nine months of 2010 compared to the same period in 2009, principally due to increased production at the Llano, Conger, Shenzi and Bakken fields. For the full year 2010, E&P total production unit costs are expected to be in the range of $28.50 to $30.50 per barrel.
     During the nine months ended September 30, 2009, the Corporation recorded total charges of $23 million (after-tax charge of $17 million) to reduce the carrying value of inventory in Equatorial Guinea and the United States. Pre-tax charges for these reductions in carrying values of inventory were reported in Production expenses within the Statement of Consolidated Income and the after-tax impacts are reflected in the table of items affecting comparability of earnings between periods on page 22.
     On December 31, 2009, the Securities and Exchange Commission’s updated standards for oil and gas reserve estimation became effective. The new rules allow, among other changes, the use of permitted technology in determining oil and gas reserve estimates. Since it was not practical to calculate reserve estimates under both the old and the new reserve estimation standards, it was not possible to precisely measure the effect of adopting the new SEC requirements on total proved reserves at December 31, 2009. However, the Corporation estimates that applying the new rules increased income in the third quarter and first nine months of 2010 by approximately $20 million and $60 million, respectively, after income taxes, due to lower depreciation, depletion and amortization expense.
     Asset impairments: In September 2010, the Corporation recorded a charge of $532 million ($334 million after income taxes) to fully impair the carrying value of its 55% interest in the West Med Block, located offshore Egypt. This interest was acquired in 2006 and included four natural gas discoveries and additional exploration prospects. The Corporation and its partners subsequently explored and further evaluated the area, made a fifth discovery, conducted development planning, and held negotiations with the Egyptian authorities to amend the existing gas sales agreement. In late September 2010, the Corporation and its partners notified Egyptian authorities of their decision to cease exploration activities on the block and to relinquish a significant portion of the block. As a result, the Corporation fully impaired the carrying value of its interests in the West Med Block. The Corporation’s estimated fair value of the West Med Block was determined using market related unobservable inputs, which the Corporation believes are consistent with the view of a market participant and are classified as Level 3 fair value measurements.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     During the nine months ended September 30, 2009, the Corporation recorded total asset impairment charges of $54 million (after-tax charge of $27 million) to reduce the carrying value of production equipment and two-short lived fields in the United Kingdom North Sea. The after-tax impacts of these asset impairments are reflected in the table of items affecting comparability of earnings between periods on page 22.
Exploration expenses: Exploration expenses were higher by $58 million in the third quarter of 2010, compared with the same period in 2009, principally reflecting higher lease amortization and geological and seismic expenses. Exploration expenses were lower by $124 million in the first nine months of 2010 compared with the same period in 2009, as a result of lower dry hole costs and lower geological and seismic expenses partially offset by higher lease amortization. In the third quarter of 2010, dry hole expense included $22 million before income taxes ($13 million after-tax) related to a well previously capitalized on the West Med Block, which was reported as an item affecting comparability between periods.
Income Taxes: The effective income tax rate for E&P operations in the nine months ended September 30, 2010 was 44% compared to 49% for the nine months ended September 30, 2009, excluding the impact of the items affecting comparability between periods. The lower rate primarily reflects the mix of income from varying tax jurisdictions. The effective tax rate for the full year 2010 is estimated to be in the range of 44% to 48%.
Foreign Exchange: The foreign currency gains (losses) related to E&P activities amounted to the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Pre-tax	$5	$1	$(11)	$33
After- tax	(5)	4	(11)	(1)
     The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk. In addition, as a result of the oil spill in 2010 at the BP operated Macondo prospect in the Gulf of Mexico, there have been and there may be further changes in laws and regulations that could impact the Corporation’s future drilling operations and increase its potential liability in the event of an oil spill. For a more comprehensive description of the risks that may affect the Corporation’s E&P business, see Item 1A. Risk Factors Related to Our Business and Operations in the December 31, 2009 Annual Report on Form 10-K.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Marketing and Refining
     Results from M&R activities were a loss of $38 million and income of $30 million in the third quarter and first nine months of 2010 compared with income of $38 million and $110 million in the third quarter and first nine months of 2009. In the third quarter of 2009, M&R results included a benefit of $12 million due to an income tax adjustment related to refining operations. This amount is included in the table of items affecting comparability of earnings between periods on page 22. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional Marketing and Refining activities include a fluid catalytic cracking facility in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
Refining: Refining operations generated losses of $50 million and $137 million in the third quarter and first nine months of 2010 compared with losses of $15 million and $59 million for the same periods in 2009, excluding the impact of the item affecting comparability discussed above. The Corporation’s share of HOVENSA’s losses, after income taxes, was $51 million in the third quarter of 2010 and $107 million in the first nine months of 2010 compared with $30 million and $101 million in the corresponding periods of 2009. The losses principally reflect weak refining margins. The scheduled turnaround of HOVENSA’s FCC unit was completed in the first quarter of 2010 at a cost to the Corporation of approximately $20 million after income taxes.
     Port Reading’s after-tax income was $2 million in the third quarter of 2010 and a loss of $29 million for the first nine months of 2010, compared with income of $16 million and $43 million in the corresponding periods of 2009, principally reflecting lower margins. The scheduled turnaround of the Port Reading refining facility was completed in the second quarter of 2010. The after-tax expenses relating to the turnaround recorded in the second quarter were approximately $27 million. The pre-tax turnaround costs are reported as Operating expenses on the Statement of Consolidated Income.
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three Months Ended		Nine Months Ended
	capacity	September 30,		September 30,
	(thousands of
	barrels per day)	2010	2009	2010	2009
HOVENSA
Crude	500	81.6%	76.9%	78.4%	82.4%
Fluid catalytic cracker	150	76.1%	82.9%	69.5%	75.2%
Coker	58	73.0%	78.9%	80.0%	83.6%
Port Reading	70	87.7%	92.2%	75.4%	91.1%
Marketing: Marketing operations, which consist principally of energy marketing and retail gasoline operations, generated earnings of $40 million in the third quarter of 2010 compared with $35 million in the third quarter of 2009. The increase was primarily due to improved energy marketing margins. Marketing operations had earnings of $178 million in the first nine months of 2010 compared with earnings of $123 million in the first nine months of 2009. The increase in earnings was primarily due to higher margins.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     The table below summarizes marketing sales volumes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Refined Product sales (thousands of barrels per day)
Gasoline	253	253	247	234
Distillates	96	113	112	129
Residuals	56	51	66	67
Other	41	26	40	36

Total refined product sales	446	443	465	466

Natural gas (thousands of mcf per day)	1,700	1,800	1,900	2,100
Electricity (megawatts round the clock)	4,500	5,200	4,300	4,400
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results from the trading partnership, amounted to a loss of $28 million in the third quarter and $11 million in the first nine months of 2010 compared with income of $6 million in the third quarter and $34 million in the first nine months of 2009.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
Corporate
     The following table summarizes corporate expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Corporate expenses (excluding items affecting comparability)	$(49)	$(52)	$(177)	$(144)
Income tax benefits	23	19	68	52

Net corporate expenses	(26)	(33)	(109)	(92)
Items affecting comparability between periods, after-tax	—	—	(7)	(16)

Net corporate expenses, after-tax	$(26)	$(33)	$(116)	$(108)

     Excluding items affecting comparability between periods, net corporate expenses were lower in the third quarter compared to the same period in 2009, mainly due to lower bank facility fees. Net corporate expenses were higher in the first nine months of 2010 compared to the same period in 2009, largely as a result of higher bank facility fees, higher employee related costs and lower pension related investment income. In the first quarter of 2010, a charge of $11 million before income taxes ($7 million after-tax) was recorded for the repurchase of the remaining $116 million of bonds that were scheduled to mature in 2011. In the first quarter of 2009, a charge of $25 million before income taxes ($16 million after-tax) was recorded for retirement benefits and employee severance costs. Both of these charges were included in General and administrative expenses and are reflected in the table of items affecting comparability of earnings between periods on page 22.
Interest Expense
     Interest expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total interest incurred	$(95)	$(98)	$(264)	$(273)
Less: capitalized interest	1	1	3	4

Interest expense before income taxes	(94)	(97)	(261)	(269)
Less: income tax	35	36	98	101

After-tax interest expense	$(59)	$(61)	$(163)	$(168)

     The reduction in interest incurred for the three and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily due to lower letter of credit fees, partly offset by increased interest expense resulting from higher average outstanding debt.
Sales and Other Operating Revenues
     Sales and other operating revenues increased by 8% in the third quarter and 19% in the first nine months of 2010 compared with the corresponding periods of 2009, primarily due to higher crude oil, natural gas and refined product selling prices. The increase in cost of products sold principally reflects higher prices of refined products and purchased natural gas.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources (in millions, except ratios):

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$2,353	$1,362
Short-term debt and current maturities of long-term debt	43	148
Total debt	5,584	4,467
Total equity	15,828	13,528
Debt to capitalization ratio(*)	26.1%	24.8%

(*)	Total debt as a percentage of the sum of total debt plus total equity.
Cash Flows
     The following table summarizes the Corporation’s cash flows (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$3,052	$1,775
Investing activities	(2,993)	(1,967)
Financing activities	932	241

Net increase in cash and cash equivalents	$991	$49

Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $3,052 million in the first nine months of 2010 compared with $1,775 million in 2009, reflecting increased earnings and period over period changes in operating assets and liabilities of $343 million.
Investing Activities: The following table summarizes the Corporation’s capital expenditures (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Exploration and Production	$3,079	$1,910
Marketing, Refining and Corporate	72	83

Total	$3,151	$1,993

     In September 2010, the Corporation completed the acquisition of additional interests of 7.85% and 12.5% in the Valhall and Hod fields, respectively, for $507 million. During the nine months ended September 30, 2010, the Corporation received proceeds of $183 million from the sale of its interest in the Jambi Merang natural gas development project in Indonesia.
Financing Activities: For the first nine months of 2010, net borrowings were $1,093 million. In August 2010, the Corporation issued $1,250 million of 30 year bonds with a coupon of 5.60%. A portion of the proceeds were used to finance the acquisition of increased interests in the Valhall and Hod fields and the remainder will be used for other general corporate purposes. Dividends paid were $131 million in the first nine months of 2010 ($131 million in the first nine months of 2009).

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
Future Capital Requirements and Resources
     The Corporation anticipates investing a total of approximately $5.5 billion in capital and exploratory expenditures during 2010, substantially all of which relates to E&P operations. In the Corporation’s M&R operations, weaker refining margins have adversely affected HOVENSA’s liquidity position. The Corporation intends to continue to provide its share of any necessary financial support for HOVENSA. Over the next twelve months, the Corporation expects to fund operations, including capital expenditures, dividends, pension contributions and required debt repayments and any necessary financial support for HOVENSA, with existing cash on-hand, cash flow from operations, proceeds from asset sales and additional borrowings from available credit facilities and/or the issuance of debt securities. Crude oil prices, natural gas prices and refining margins are volatile and difficult to predict. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. If conditions were to change, such as a significant decrease in commodity prices or an unexpected increase in capital expenditures, the Corporation would take steps to protect its financial flexibility and may pursue other sources of liquidity, including the issuance of debt securities, the issuance of equity securities, and/or asset sales.
     The table below summarizes the capacity, usage, and remaining availability of the Corporation’s borrowing and letter of credit facilities at September 30, 2010 (in millions):

	Expiration			Letters of		Remaining
	Date	Capacity	Borrowings	Credit Issued	Total Used	Capacity
Revolving credit facility	May 2012(a)	$3,000	$—	$—	$—	$3,000
Asset backed credit facility	July 2011(b)	476	—	400	400	76
Committed lines	Various(c)	2,625	—	1,335	1,335	1,290
Uncommitted lines	Various(c)	805	—	805	805	—

Total		$6,906	$—	$2,540	$2,540	$4,366

(a)	$75 million expires in May 2011.

(b)	Total capacity of $1.0 billion subject to the amount of eligible receivables posted as collateral.

(c)	Committed and uncommitted lines have expiration dates primarily through 2013.
     The Corporation maintains a $3.0 billion syndicated, revolving credit facility, of which $2,925 million is committed through May 2012. This facility can be used for borrowings and letters of credit. At September 30, 2010, available capacity under the facility was $3.0 billion.
     The Corporation has a 364 day asset-backed credit facility securitized by certain accounts receivable from its M&R operations. At September 30, 2010, under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit of up to $1.0 billion, subject to the availability of sufficient levels of eligible receivables. At September 30, 2010, outstanding letters of credit under this facility were collateralized by $863 million of accounts receivable, which are held by a wholly owned subsidiary. These receivables are not available to pay the general obligations of the Corporation before satisfaction of the outstanding obligations under the asset backed facility.
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
     At September 30, 2010, a loan agreement covenant based on the Corporation’s debt to capitalization ratio permitted the Corporation to borrow up to an additional $20.8 billion for the construction or acquisition of assets. Under a separate loan agreement covenant, the Corporation has the ability to borrow up to $4.3 billion of additional secured debt at September 30, 2010. The Corporation’s $2,540 million of letters of credit outstanding at September 30, 2010 were primarily issued to satisfy margin and collateral requirements. See also Note 8 “Risk Management and Trading Activities”.
Off-Balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $394 million at September 30, 2010. The Corporation’s September 30, 2010 debt to capitalization ratio would increase from 26.1% to 27.4% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from suppliers other than PDVSA. At September 30, 2010, the guarantee amounted to $82 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

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
Energy Marketing and Corporate Risk Management Activities:

     As discussed in Note 8, “Risk Management and Trading Activities”, the Corporation uses energy commodity derivatives in its energy marketing and corporate risk management activities. The Corporation estimates that at September 30, 2010, the value-at-risk for these activities was $6 million compared with $8 million at December 31, 2009. The results may vary from time to time as hedge levels change.
     The Company’s risk exposure to foreign currency and interest rate movements did not differ significantly from the levels shown in Item 7A of the Corporation’s 2009 Form 10-K.
Trading Activities:

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
     Total net realized gains for the third quarter and first nine months of 2010 amounted to $70 million and $382 million, respectively, compared to a loss of $193 million and gains of $335 million for the corresponding periods in 2009. The following table provides an assessment of the factors affecting the changes in fair value of trading activities (in millions):

	2010	2009
Fair value of contracts outstanding at January 1	$110	$864
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at September 30	(71)	48
Reversal of fair value for contracts closed during the period	(154)	(386)
Fair value of contracts entered into during the period and still outstanding	280	(241)

Fair value of contracts outstanding at September 30	$165	$285

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosures (continued)
     The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at September 30, 2010 (in millions):

	Instruments Maturing
					2013
					and
Source of Fair Value	Total	2010	2011	2012	beyond
Level 1	$(180)	$(89)	$(90)	$(5)	$4
Level 2	90	170	(146)	57	9
Level 3	255	(31)	236	(55)	105

Total	$165	$50	$—	$(3)	$118

     The Corporation estimates that at September 30, 2010, the value-at-risk for trading activities, including commodities, was $15 million compared with $9 million at December 31, 2009. The value-at-risk for trading activities may vary from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at September 30, 2010 (in millions):

Investment grade determined by outside sources	$197
Investment grade determined internally(*)	162
Less than investment grade	44

Fair value of net receivables outstanding at end of period	$403

(*)	Based on information provided by counterparties and other available sources.
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
Item 4. Controls and Procedures
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of September 30, 2010, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2010.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Label Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

101(DEF)	XBRL Definition Linkbase Document

b. Reports on Form 8-K
During the quarter ended September 30, 2010, Registrant filed two reports on Form 8-K:
(i)	Filing dated July 28, 2010 reporting under Items 2.02 and 9.01 a news release dated July 28, 2010 reporting results for the second quarter of 2010.

(ii)
Filing dated August 12, 2010 reporting under Item 8.01 the completion of the sale of $1,250,000 of aggregate principal amount of 5.60% notes due 2041 and reporting under Item 9.01 exhibits related thereto.

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

Date: November 5, 2010