Form 10-K/A
period 2009-12-31
HESS CORP
filed 2010-11-08
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-1204

Hess Corporation
(Exact name of Registrant as specified in its charter)

DELAWARE	13-4921002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1185 AVENUE OF THE AMERICAS, NEW YORK, N.Y.	10036 (Zip Code)
(Address of principal executive offices)
(Registrant’s telephone number, including area code, is (212) 997-8500)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $1.00)	New York Stock Exchange
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
     At December 31, 2009, there were 327,229,488 shares of Common Stock outstanding.
     Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders held on May 5, 2010.

PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EX-23.2
EX-31.1
EX-31.2
EX-99.1

EXPLANATORY NOTE
Hess Corporation (the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A to amend the letter report of DeGolyer and MacNaughton, an independent petroleum engineering consulting firm, filed as Exhibit 99(1) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2010 (the “Original Report”). The letter report was amended solely to (i) remove a statement limiting its use, (ii) include relevant benchmark prices and weighted average prices used in the audit and (iii) include the percentage difference between the Corporation’s estimates and those of the independent petroleum engineering consulting firm. We are also including in this Amendment No. 1 the consent of DeGolyer and MacNaughton in Exhibit 23(2) and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31(1) and 31(2).
This Amendment No. 1 is being filed in response to comments received from the staff of the Division of Corporation Finance of the SEC in connection with the staff’s review of the Original Report. We have made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Report other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

PART IV
Item 15. Exhibits, Financial Statement Schedules
3. Exhibits

23(2)	Consent of DeGolyer and MacNaughton dated November 5, 2010.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

99(1)	Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated November 5, 2010, on proved reserves audit as of December 31, 2009 of certain properties attributable to Registrant.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November 2010.

HESS CORPORATION (Registrant)
By	/s/ John P. Rielly
(John P. Rielly)
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

23(2)	Consent of DeGolyer and MacNaughton dated November 5, 2010.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

99(1)	Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated November 5, 2010, on proved reserves audit as of December 31, 2009 of certain properties attributable to Registrant.