Form 10-Q
period 2011-03-31
HESS CORP
filed 2011-05-06
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At March 31, 2011, there were 339,747,215 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
(Millions of dollars, except per share data)

	Three Months Ended
	March 31,
	2011	2010
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$10,215	$9,259
Income (loss) from equity investment in HOVENSA L.L.C.	(48)	(85)
Other, net	348	46

Total revenues and non-operating income	10,515	9,220

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	7,040	6,540
Production expenses	531	477
Marketing expenses	283	253
Exploration expenses, including dry holes and lease impairment	313	151
Other operating expenses	42	52
General and administrative expenses	164	155
Interest expense	99	84
Depreciation, depletion and amortization	558	542

Total costs and expenses	9,030	8,254

INCOME BEFORE INCOME TAXES	1,485	966
Provision for income taxes	511	398

NET INCOME	974	568
Less: Net income attributable to noncontrolling interests	45	30

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$929	$538

NET INCOME PER SHARE ATTRIBUTABLE TO HESS CORPORATION
BASIC	$2.77	$1.66
DILUTED	2.74	1.65
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	339.2	327.0
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Millions of dollars; thousands of shares)

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,968	$1,608
Accounts receivable
Trade	4,917	4,478
Other	240	240
Inventories	1,552	1,452
Other current assets	759	1,002

Total current assets	9,436	8,780

INVESTMENTS IN AFFILIATES	446	443

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	37,032	35,703
Less reserves for depreciation, depletion, amortization and lease impairment	15,273	14,576

Property, plant and equipment — net	21,759	21,127

GOODWILL	2,394	2,408
DEFERRED INCOME TAXES	2,123	2,167
OTHER ASSETS	479	471

TOTAL ASSETS	$36,637	$35,396

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$4,304	$4,274
Accrued liabilities	2,099	2,567
Taxes payable	913	726
Short-term debt and current maturities of long-term debt	35	46

Total current liabilities	7,351	7,613

LONG-TERM DEBT	5,517	5,537
DEFERRED INCOME TAXES	3,210	2,995
ASSET RETIREMENT OBLIGATIONS	1,228	1,203
OTHER LIABILITIES AND DEFERRED CREDITS	1,214	1,239

Total liabilities	18,520	18,587

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00 Authorized — 600,000 shares Issued — 339,747 shares at March 31, 2011;
337,681 shares at December 31, 2010	340	338
Capital in excess of par value	3,331	3,256
Retained earnings	15,151	14,254
Accumulated other comprehensive income (loss)	(873)	(1,159)

Total Hess Corporation stockholders’ equity	17,949	16,689
Noncontrolling interests	168	120

Total equity	18,117	16,809

TOTAL LIABILITIES AND EQUITY	$36,637	$35,396

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(Millions of dollars)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$974	$568
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	558	542
Exploratory dry hole costs and lease impairment	208	77
Provision (benefit) for deferred income taxes	(5)	19
(Income) loss from equity investment in HOVENSA L.L.C.	48	85
Gains on asset sales	(343)	(58)
Stock compensation expense	20	24
Changes in operating assets and liabilities and other	(325)	(432)

Net cash provided by operating activities	1,135	825

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,082)	(788)
Proceeds from asset sales	359	183
Other, net	(11)	(17)

Net cash (used in) investing activities	(734)	(622)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	4	—
Repayments	(35)	(142)
Cash dividends paid	(68)	(66)
Other, net	58	13

Net cash (used in) financing activities	(41)	(195)

NET INCREASE IN CASH AND CASH EQUIVALENTS	360	8
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,608	1,362

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,968	$1,370

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at March 31, 2011 and December 31, 2010 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2011 and 2010. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
     The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2010. Certain information in the financial statements and notes has been reclassified to conform to the current period presentation.
2. Libyan Operations
     In response to civil unrest in Libya, a number of measures were taken by the international community, including the imposition of sanctions by the United States, the United Nations, the United Kingdom and the European Union. The sanctions blocked and froze the assets of, and any payments to, the Libyan government and any entities owned or controlled by the Libyan government, as well as designated entities and individuals. As a consequence of the civil unrest and the sanctions, the Corporation delivered force majeure notices to the Libyan government relating to the agreements covering its exploration and production interests in order to protect its rights while it is temporarily prevented from fulfilling its obligations and benefiting from the rights granted by those agreements. Because of the on-going events, including the sanctions, the Corporation is unable to determine when or if it will resume operations in Libya. Libyan production averaged 23,000 barrels of oil equivalent per day (boepd) for the full year of 2010 and 14,000 boepd for the first quarter of 2011. The Corporation had proved reserves of 167 million barrels of oil equivalent at December 31, 2010. At March 31, 2011, the net book value of the Corporation’s exploration and production assets in Libya was approximately $400 million.
3. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(Millions of dollars)
Crude oil and other charge stocks	$538	$496
Refined products and natural gas	1,829	1,528
Less: LIFO adjustment	(1,244)	(995)

	1,123	1,029
Merchandise, materials and supplies	429	423

Total inventories	$1,552	$1,452

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA), which is included in Investments in affiliates in the Consolidated Balance Sheet, using the equity method. Summarized financial information for HOVENSA follows:

	March 31,	December 31,
	2011	2010
	(Millions of dollars)
Summarized balance sheet
Cash and cash equivalents	$52	$45
Other current assets	528	668
Net fixed assets	1,969	1,987
Other assets	26	27
Current liabilities	(999)	(1,001)
Long-term debt	(655)	(706)
Deferred liabilities and credits	(136)	(135)

Members’ equity	$785	$885

Carrying value of Hess Corporation’s equity investment	$111	$158

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Summarized income statement
Total revenues	$2,862	$2,766
Cost and expenses	(2,962)	(2,934)

Net income (loss)	$(100)	$(168)

Hess Corporation’s share, before income taxes (*)	$(51)	$(85)

(*)
The Corporation also recorded a benefit of $3 million in the first quarter of 2011 from the amortization of the basis difference between the carrying value of the Corporation’s investment in HOVENSA and its equity in the net assets of the affiliate.

5. Acquisitions and Divestitures
     In February 2011, the Corporation completed the sale of its interests in the Easington Catchment Area (Hess 30%), the Bacton Area (Hess 23%), the Everest Field (Hess 19%) and the Lomond Field (Hess 17%) in the United Kingdom North Sea for cash proceeds of $359 million, after closing adjustments. These disposals resulted in a pre-tax gain of $343 million ($310 million after income taxes), which has been included in Other, net in the Statement of Consolidated Income. The total combined net book value of the disposed assets prior to the sale was $16 million, including allocated goodwill of $14 million.
6. Capitalized Exploratory Well Costs
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the three months ended March 31, 2011 (in millions):

Balance at January 1	$1,783
Additions to capitalized exploratory well costs pending the determination of proved reserves	183
Reclassification to wells, facilities, and equipment based on the determination of proved reserves	(22)
Capitalized exploratory well costs charged to expense	(69)
Dispositions	(11)

Balance at end of period	$1,864

     Capitalized exploratory well costs charged to expense in the preceding table excludes $68 million of exploratory well costs which were incurred and subsequently expensed in 2011. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,278 million at March 31, 2011. Approximately 48% of the capitalized well costs in excess of

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
one year relates to two separate projects in the deepwater Gulf of Mexico, Pony and Tubular Bells, where development planning is progressing, with sanction anticipated in 2011 for Tubular Bells and 2012 for Pony. Approximately 21% relates to Area 54 offshore Libya where force majeure has been declared following the imposition of sanctions against Libya. Approximately 18% relates to Block WA-390-P offshore Western Australia where further drilling, other appraisal activities and commercial analysis are ongoing. The remainder of the capitalized well costs in excess of one year relates to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.
7. Foreign Currency
     Pre-tax foreign currency gains (losses) amounted to the following:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Pre-tax foreign currency gains (losses)	$(1)	$(6)

8. Retirement Plans
     Components of net periodic pension cost consisted of the following:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Service cost	$14	$12
Interest cost	22	22
Expected return on plan assets	(27)	(21)
Amortization of net loss	11	12

Pension expense	$20	$25

     In 2011, the Corporation expects to contribute approximately $190 million to its pension plans. Through March 31, 2011, the Corporation had contributed approximately $65 million to its pension plans.
9. Risk Management and Trading Activities
     In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow risk management activities are referred to as energy marketing and corporate risk management activities. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership, that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity price risks primarily related to the prices of crude oil, natural gas, electricity and refined products.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The table below shows the gross volume of the Corporation’s energy marketing commodity contracts outstanding:

	March 31,	December 31,
	2011	2010
Commodity Contracts
Crude oil and refined products (millions of barrels)	41	30
Natural gas (millions of mcf)	2,150	2,210
Electricity (millions of megawatt hours)	291	301
     The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges are recognized currently in earnings. Revenues from the sales contracts are recognized in Sales and other operating revenues, while supply contract purchases and net settlements from financial derivatives related to these energy marketing activities are recognized in Cost of products sold. Net realized and unrealized pre-tax gains (losses) on derivative contracts not designated as hedges amounted to $(3) million and $74 million for the three months ended March 31, 2011 and 2010, respectively.
     At March 31, 2011, a portion of energy marketing commodity contracts are designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly 2 years or less. For contracts outstanding at March 31, 2011, the maximum duration was approximately 3 years. The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of Other comprehensive income. Amounts recorded in Accumulated other comprehensive income are reclassified into Cost of products sold in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in fair value of cash flow hedges is recognized immediately in Cost of products sold.
     At March 31, 2011, the after-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income were $124 million ($147 million at December 31, 2010). The Corporation estimates that approximately $84 million of this amount will be reclassified into earnings over the next twelve months. During the three months ended March 31, 2011 and 2010, the Corporation reclassified after-tax losses from Accumulated other comprehensive income of $20 million and $91 million, respectively. The after-tax amount of loss from hedge ineffectiveness reflected in earnings was $2 million and $1 million for the three months ended March 31, 2011 and 2010, respectively. The fair value of energy marketing cash flow hedge positions increased by $2 million and decreased by $226 million for the three months ended March 31, 2011 and 2010, respectively.
     Corporate Risk Management: Corporate risk management activities include transactions designed to reduce risk in the selling prices of crude oil, refined products or natural gas produced by the Corporation or to reduce exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of the Corporation’s crude oil, refined products or natural gas production. Forward contracts may also be used to purchase certain currencies in which the Corporation does business with the intent of reducing exposure to foreign currency fluctuations. These forward contracts comprise various currencies including the British Pound and Thai Baht. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
     The table below shows the gross volume of the Corporate risk management derivative instruments outstanding:

	March 31,	December 31,
	2011	2010
Commodity contracts, primarily crude oil (millions of barrels)	31	35
Foreign exchange contracts (millions of U.S. Dollars)	861	1,025
Interest rate swap contracts (millions of U.S. Dollars)	310	310
     During 2008, the Corporation closed Brent crude oil cash flow hedges covering 24,000 barrels per day through 2012, by entering into offsetting contracts with the same counterparty. As a result, the valuation of those contracts is no longer subject to change due to price fluctuations. There were no other open hedges of crude oil or natural gas production at March 31, 2011. Hedging activities decreased Exploration and Production Sales and other operating revenues by $128 million and $131 million ($81 million and $83 million after-tax, respectively) for the three months ended March 31, 2011 and 2010, respectively. Hedging activities decreased Sales and other operating revenues by $533 million for the year ended December 31, 2010 ($338 million after-taxes).

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     At March 31, 2011, the after-tax deferred losses in Accumulated other comprehensive income relating to the closed Brent crude oil hedges were $562 million ($638 million at December 31, 2010). The Corporation estimates that approximately $325 million of this amount will be reclassified into earnings over the next twelve months.
     At March 31, 2011, the Corporation had interest rate swaps with a gross notional amount of $310 million, which were designated as fair value hedges. Changes in fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense. During the three months ended March 31, 2011 and 2010, the Corporation recorded a decrease of $2 million and an increase of $1 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.
     Foreign exchange contracts are not designated as hedges. Gains or losses on foreign exchange contracts are recognized immediately in Other, net in Revenues and non-operating income.
     Net pre-tax gains (losses) on derivative contracts used for Corporate risk management and not designated as hedges amounted to the following:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Commodity	$1	$1
Foreign exchange	19	(37)

Total	$20	$(36)

     Trading Activities: Trading activities are conducted principally through a trading partnership in which the Corporation has a 50% voting interest. This consolidated entity intends to generate earnings through various strategies primarily using energy-related commodities, securities and derivatives. The Corporation also takes trading positions for its own account. The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.
     The table below shows the gross volume of derivative instruments outstanding relating to trading activities:

	March 31,	December 31,
	2011	2010
Commodity Contracts
Crude oil and refined products (millions of barrels)	3,784	3,328
Natural gas (millions of mcf)	4,730	4,699
Electricity (millions of megawatt hours)	167	79
Other Contracts (millions of U.S. Dollars)
Foreign exchange	582	506
Interest rate	153	205
     Pre-tax gains (losses) recorded in Sales and other operating revenues from trading activities amounted to the following:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Commodity	$122	$105
Foreign exchange	(5)	(2)
Interest rate and other	13	(8)

Total	$130	$95

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
	(Millions of dollars)
March 31, 2011
Assets
Derivative contracts
Commodity	$376	$1,088	$1,503	$(509)	$2,458
Foreign exchange	—	2	—	—	2
Other	—	18	—	—	18
Collateral and counterparty netting	(120)	(117)	(22)	(280)	(539)

Total derivative contracts	256	991	1,481	(789)	1,939
Other assets measured at fair value on a recurring basis	20	55	—	—	75

Total assets	$276	$1,046	$1,481	$(789)	$2,014

Liabilities
Derivative contracts
Commodity	$(453)	$(2,856)	$(716)	$509	$(3,516)
Foreign exchange	—	(12)	—	—	(12)
Other	—	(13)	—	—	(13)
Collateral and counterparty netting	120	117	22	68	327

Total derivative contracts	(333)	(2,764)	(694)	577	(3,214)
Other liabilities measured at fair value on a recurring basis	—	—	—	—	—

Total liabilities	$(333)	$(2,764)	$(694)	$577	$(3,214)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Collateral
				and
				counterparty
	Level 1	Level 2	Level 3	netting	Balance
	(Millions of dollars)
December 31, 2010
Assets
Derivative contracts
Commodity	$65	$1,308	$883	$(304)	$1,952
Foreign exchange	—	1	—	—	1
Other	—	17	—	—	17
Collateral and counterparty netting	(1)	(274)	(19)	(213)	(507)

Total derivative contracts	64	1,052	864	(517)	1,463
Other assets measured at fair value on a recurring basis	20	49	3	—	72

Total assets	$84	$1,101	$867	$(517)	$1,535

Liabilities
Derivative contracts
Commodity	$(324)	$(2,519)	$(474)	$304	$(3,013)
Foreign exchange	—	(12)	—	—	(12)
Other	—	(10)	—	—	(10)
Collateral and counterparty netting	1	274	19	34	328

Total derivative contracts	(323)	(2,267)	(455)	338	(2,707)
Other liabilities measured at fair value on a recurring basis	—	—	—	—	—

Total liabilities	$(323)	$(2,267)	$(455)	$338	$(2,707)

     The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Balance at beginning of period	$412	$84
Unrealized gains (losses)
Included in earnings	312	103
Included in other comprehensive income	10	(14)
Purchases	(819)	(103)
Sales	815	92
Settlements	20	(31)
Transfers into Level 3	83	(159)
Transfers out of Level 3	(46)	(18)

Balance at end of period	$787	$(46)

     Purchases and sales in the table above primarily represent option premiums paid or received during the reporting period. Settlements represent realized gains and losses on derivatives settled during the reporting period.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The following table provides net transfers into and out of each level of the fair value hierarchy:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Transfers into Level 1	$(26)	$25
Transfers out of Level 1	214	15

	$188	$40

Transfers into Level 2	$8	$—
Transfers out of Level 2	(233)	137

	$(225)	$137

Transfers into Level 3	$83	$(159)
Transfers out of Level 3	(46)	(18)

	$37	$(177)

     The Corporation’s policy is to recognize transfers in and transfers out as of the end of the reporting period. Transfers between levels result from the passage of time as contracts move closer to their maturities, fluctuations in the market liquidity for certain contracts and/or changes in the level of significance of fair value measurement inputs.
     In addition to the financial assets and liabilities disclosed in the tables above, the Corporation had other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, for which the carrying value approximated their fair value at March 31, 2011 and December 31, 2010. Fixed-rate long-term debt had a carrying value of $5,550 million compared with a fair value of $6,189 million at March 31, 2011, and a carrying value of $5,569 million, compared with a fair value of $6,353 million at December 31, 2010.
     The table below reflects the gross and net fair values of the Corporation’s risk management and trading derivative instruments:

	Accounts	Accounts
	Receivable	Payable
	(Millions of dollars)
March 31, 2011
Derivative contracts designated as hedging instruments
Commodity	$128	$(376)
Other	7	(4)

Total derivative contracts designated as hedging instruments	135	(380)

Derivative contracts not designated as hedging instruments (*)
Commodity	19,656	(20,465)
Foreign exchange	6	(17)
Other	33	(31)

Total derivative contracts not designated as hedging instruments	19,695	(20,513)

Gross fair value of derivative contracts	19,830	(20,893)
Master netting arrangements	(17,611)	17,611
Cash collateral (received) posted	(280)	68

Net fair value of derivative contracts	$1,939	$(3,214)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Accounts	Accounts
	Receivable	Payable
	(Millions of dollars)
December 31, 2010
Derivative contracts designated as hedging instruments
Commodity	$225	$(483)
Other	10	(2)

Total derivative contracts designated as hedging instruments	235	(485)

Derivative contracts not designated as hedging instruments (*)
Commodity	11,581	(12,383)
Foreign exchange	7	(19)
Other	31	(32)

Total derivative contracts not designated as hedging instruments	11,619	(12,434)

Gross fair value of derivative contracts	11,854	(12,919)
Master netting arrangements	(10,178)	10,178
Cash collateral (received) posted	(213)	34

Net fair value of derivative contracts	$1,463	$(2,707)

(*)	Includes trading derivatives and derivatives used for risk management.
     Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net receivables at March 31, 2011 are concentrated with the following counterparty and customer industry segments: Integrated Oil Companies — 26%, Real Estate — 10%, Manufacturing — 9%, Government Entities — 9% and Services — 8%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At March 31, 2011 and December 31, 2010, the Corporation held cash from counterparties of $280 million and $213 million, respectively. The Corporation posted cash to counterparties at March 31, 2011 and December 31, 2010 of $68 million and $34 million, respectively.
     At March 31, 2011, the Corporation had a total of $2,453 million of outstanding letters of credit, primarily issued to satisfy margin requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of March 31, 2011, the net liability related to derivatives with contingent collateral provisions was approximately $1,400 million before cash collateral posted of approximately $35 million. At March 31, 2011, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of March 31, 2011, the Corporation would be required to post additional collateral of approximately $305 million.
10. Weighted Average Common Shares
     The weighted average numbers of common shares used in the basic and diluted earnings per share computations are as follows:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Common shares — basic	335,818	324,768
Effect of dilutive securities
Restricted common stock	1,563	1,379
Stock options	1,778	809

Common shares — diluted	339,159	326,956

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The Corporation issued 2,111,295 stock options and 702,955 shares of restricted stock for the three months ended March 31, 2011 (2,675,700 and 891,900 shares, respectively, for the same period in 2010). The table above excludes the effect of 2,857,000 shares related to out-of-the money options for the three months ended March 31, 2011 (4,236,000 shares for the same period in 2010).
11. Equity and Comprehensive Income
     The table below summarizes changes in equity:

	Hess	Non-
	Stockholders’	controlling
	Equity	Interests	Total Equity
	(Millions of dollars)
Balance at January 1, 2011	$16,689	$120	$16,809

Net income (loss)	929	45	974
Deferred gains (losses) on cash flow hedges, after-tax
Effect of hedge losses recognized in income	101	—	101
Net change in fair value of cash flow hedges	(3)	—	(3)
Change in post retirement plan liabilities, after-tax	7	—	7
Change in foreign currency translation adjustment and other	181	5	186

Comprehensive income (loss)	1,215	50	1,265

Activity related to restricted common stock awards, net	11	—	11
Employee stock options, including income tax benefits	66	—	66
Cash dividends declared	(34)	—	(34)
Noncontrolling interests, net	2	(2)	—

Balance at March 31, 2011	$17,949	$168	$18,117

Balance at January 1, 2010	$13,384	$144	$13,528

Net income (loss)	538	30	568
Deferred gains (losses) on cash flow hedges, after-tax
Effect of hedge losses recognized in income	174	—	174
Net change in fair value of cash flow hedges	(242)	—	(242)
Change in post retirement plan liabilities, after-tax	8	—	8
Change in foreign currency translation adjustment and other	(14)	1	(13)

Comprehensive income (loss)	464	31	495

Activity related to restricted common stock awards, net	13	—	13
Employee stock options, including income tax benefits	22	—	22
Cash dividends declared	(33)	—	(33)
Noncontrolling interests, net	5	(3)	2

Balance at March 31, 2010	$13,855	$172	$14,027

12. Segment Information
     The Corporation’s results by operating segment were as follows:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Operating revenues
Exploration and Production	$2,687	$2,141
Marketing and Refining	7,563	7,157
Less: Transfers between affiliates	(35)	(39)

Total (*)	$10,215	$9,259

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Net income (loss) attributable to Hess Corporation
Exploration and Production	$979	$551
Marketing and Refining	39	87
Corporate, including interest	(89)	(100)

Total	$929	$538

(*)	Operating revenues exclude excise and similar taxes of approximately $560 million and $530 million for the three months ended March 31, 2011 and 2010, respectively.
     Identifiable assets by operating segment were as follows:

	March 31,	December 31,
	2011	2010
	(Millions of dollars)
Exploration and Production	$28,816	$28,242
Marketing and Refining	6,809	6,377
Corporate	1,012	777

Total	$36,637	$35,396

13. Subsequent Event
     In April 2011, the Corporation entered into a new $4 billion syndicated revolving credit facility that matures in April 2016, which replaces a $3 billion facility that was scheduled to mature in May 2012. The new facility can be used for borrowings and letters of credit. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The restrictions on the amount of total borrowings and cash dividends remain unchanged.

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     The Corporation reported net income of $929 million in the first quarter of 2011 compared to $538 million in the first quarter of 2010. Net income for the first quarter of 2011 included an after-tax gain of $310 million relating to the completion of the sale of a package of natural gas producing assets in the United Kingdom North Sea. First quarter of 2010 results included income of $58 million related to the sale of the Corporation’s interest in the Jambi Merang natural gas development project in Indonesia.
     Exploration and Production
     E&P reported net income of $979 million in the first quarter of 2011 compared to $551 million in the first quarter of 2010, including the after-tax gains on asset sales referred to above. In the first quarter of 2011, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $87.22 per barrel compared with $63.62 per barrel in the first quarter of 2010. The Corporation’s average worldwide natural gas selling price was $5.84 per thousand cubic feet (mcf) in the first quarter of 2011 compared with $5.92 per mcf in the first quarter of 2010. Worldwide crude oil and natural gas production was 399,000 barrels of oil equivalent per day (boepd) in the first quarter of 2011 down from 423,000 boepd in the same period of 2010, primarily reflecting the suspension of production in Libya due to civil unrest and the sale of certain natural gas producing assets in the United Kingdom. Due to the U.S. and international sanctions against Libya, the Corporation has assumed that production from Libya will remain suspended for the balance of the year, resulting in a 20,000 boepd reduction in forecasted production. In addition, a shut in well at the outside operated Llano Field in the deepwater Gulf of Mexico and production sharing contract effects related to higher oil prices combine to further reduce the forecast by an additional 10,000 boepd for the year. As a result, the Corporation now estimates that production will average between 385,000 and 395,000 boepd for the full year of 2011, down from the previous guidance of 415,000 to 425,000 boepd.
     The following is an update of E&P activities during 2011:
•	In North Dakota, net production from the Bakken oil shale play was 25,000 boepd during the quarter. The Corporation currently has 18 rigs dedicated to drilling Bakken wells.

•
In February 2011, the Corporation completed the sale of its interests in certain natural gas producing assets located in the United Kingdom North Sea for cash proceeds of $359 million, after closing adjustments, resulting in a pre-tax gain of $343 million ($310 million after income taxes).

•
The Corporation signed a letter of award to process production from the Tubular Bells Field (Hess 40%) in the deepwater Gulf of Mexico at a third party owned spar facility. The Corporation is targeting sanction for this project later this year.

•
The Corporation spud the Paradise exploration well on its Deepwater Tano Cape Three Points block in Ghana. The Corporation is carrying 100% of the well costs and has a 90% working interest. While results are preliminary, intermediate wire line logs indicate the well encountered 370 feet of net hydrocarbon pay in two separate intervals. In the second quarter, further drilling of this well will continue toward a third interval.

•	In Egypt, drilling of the Cherry exploration well in the North Red Sea (Hess 80%) encountered noncommercial quantities of hydrocarbons. The well was completed in the second quarter of 2011.
     Status of Libyan Operations: In response to civil unrest in Libya, a number of measures were taken by the international community, including the imposition of sanctions by the United States, the United Nations, the United Kingdom and the European Union. The sanctions blocked and froze the assets of, and any payments to, the Libyan government and any entities owned or controlled by the Libyan government, as well as designated entities and individuals. As a consequence of the civil unrest and the sanctions, the Corporation delivered force majeure notices to the Libyan government relating to the agreements covering its exploration and production interests in order to protect its rights while it is temporarily prevented from fulfilling its obligations and benefiting from the rights granted by those agreements. Because of the on-going events, including the

PART I — FINANCIAL INFORMATION (CONT’D.)
     Overview (continued)
sanctions, the Corporation is unable to determine when or if it will resume operations in Libya. The loss of Libyan production will increase unit costs and lower the effective tax rate but it is not expected to have a material adverse impact on operating income or cash flows. Libyan production averaged 23,000 boepd for the full year of 2010 and 14,000 boepd for the first quarter of 2011. The Corporation had proved reserves of 167 million barrels of oil equivalent at December 31, 2010. At March 31, 2011, the net book value of the Corporation’s exploration and production assets in Libya was approximately $400 million.
     Gulf of Mexico Update: The Corporation became a member of the Marine Well Containment Company LLC (MWCC) in March 2011. The MWCC was formed to provide a rapid response system to contain a potential well control incident in the deepwater Gulf of Mexico. The MWCC system has been accepted by the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) as a viable well containment system for permit approvals. Member companies have an equal share of MWCC ownership and are obligated to fund a proportionate share of all capital and operating expenses. Both member and non-member companies will pay a fee to gain access to the MWCC system on a well-by-well basis. The Corporation has also joined the Helix Well Containment Group, another oil spill response organization. In addition, the Corporation is in the process of responding to the BOEMRE’s requested revisions to its previously submitted oil spill response plan for its Gulf of Mexico operations.
     Marketing and Refining
     M&R generated income of $39 million for the first quarter of 2011 compared to $87 million in the first quarter of 2010, primarily reflecting lower earnings from marketing operations. During the first quarter of 2011, HOVENSA L.L.C. (HOVENSA) shut down certain processing units, which reduced its crude oil refining capacity to 350,000 from 500,000 barrels per day.
     Results of Operations
     The after-tax results by major operating activity are summarized below:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars,
	except per share data)
Exploration and Production	$979	$551
Marketing and Refining	39	87
Corporate	(28)	(48)
Interest expense	(61)	(52)

Net income attributable to Hess Corporation	$929	$538

Net income per share (diluted)	$2.74	$1.65

     Items Affecting the Comparability Between Periods
     The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect the comparability between periods. The items in the table below are explained and the pre-tax amounts are shown on pages 20 and 21.

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Exploration and Production	$310	$58
Corporate	—	(7)

Total	$310	$51

     In the discussion that follows, the financial effects of certain transactions are disclosed on an after-tax basis. Management reviews segment earnings on an after-tax basis and uses after-tax amounts in its review of variances in segment earnings. Management believes that after-tax amounts are preferable for explaining variances in earnings, since they show the entire effect of a transaction rather than only the pre-tax amount. After-tax amounts are determined by applying the income tax rate in each tax jurisdiction to pre-tax amounts.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Comparison of Results
     Exploration and Production
     Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Sales and other operating revenues (*)	$2,613	$2,114
Other, net	344	54

Total revenues and non-operating income	2,957	2,168

Cost and expenses
Production expenses, including related taxes	531	477
Exploration expenses, including dry holes and lease impairment	313	151
General, administrative and other expenses	84	67
Depreciation, depletion and amortization	537	519

Total costs and expenses	1,465	1,214

Results of operations before income taxes	1,492	954
Provision for income taxes	513	403

Results of operations attributable to Hess Corporation	$979	$551

(*)	Amounts differ from E&P operating revenues in Note 12, Segment Information primarily due to the exclusion of sales of hydrocarbons purchased from third parties.
     The changes in E&P earnings are primarily attributable to changes in selling prices, sales volumes, costs and expenses and asset sales as described below.
     Selling prices: Higher average realized selling prices of crude oil increased E&P revenues by approximately $600 million in the first quarter of 2011, compared with the corresponding period of 2010.
     The Corporation’s average selling prices were as follows:

	Three Months
	Ended March 31,
	2011	2010
Crude oil — per barrel (including hedging)
United States	$91.56	$74.40
Europe	84.17	55.25
Africa	82.32	62.38
Asia	110.80	71.67
Worldwide	87.22	63.62

Crude oil — per barrel (excluding hedging)
United States	$91.56	$74.40
Europe	84.17	55.25
Africa	102.58	75.96
Asia	110.80	71.67
Worldwide	92.35	69.06

Natural gas liquids — per barrel
United States	$57.31	$51.11
Europe	80.29	59.38
Asia	73.35	63.92
Worldwide	63.45	52.93

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)

	Three Months
	Ended March 31,
	2011	2010
Natural gas — per mcf
United States	$3.82	$4.63
Europe	8.25	5.41
Asia and other	5.75	6.37
Worldwide	5.84	5.92
     In October 2008, the Corporation closed its Brent crude oil hedges, covering 24,000 barrels per day from 2009 through 2012, by entering into offsetting contracts with the same counterparty. The deferred after-tax loss as of the date the hedge positions were closed will be recorded in earnings as the contracts mature. The estimated annual after-tax loss from the closed positions will be approximately $325 million in 2011 and 2012. Crude oil hedges reduced E&P earnings by $81 million in the first quarter of 2011 ($128 million before income taxes) and $83 million in the first quarter of 2010 ($131 million before income taxes).
     Production and sales volumes: The Corporation’s crude oil and natural gas production was 399,000 boepd in the first quarter of 2011 down from 423,000 boepd in the same period of 2010, primarily reflecting the suspension of production in Libya due to civil unrest and the sale of certain natural gas producing assets in the United Kingdom. Due to the U.S. and international sanctions against Libya, the Corporation has assumed that production from Libya will remain suspended for the balance of the year, resulting in a 20,000 boepd reduction in forecasted production. In addition, a shut in well at the outside operated Llano Field in the deepwater Gulf of Mexico and production sharing contract effects related to higher oil prices combine to further reduce the forecast by an additional 10,000 boepd for the year. As a result, the Corporation now estimates that production will average between 385,000 and 395,000 boepd for the full year of 2011, down from the previous guidance of 415,000 to 425,000 boepd.
     The Corporation’s net daily worldwide production by region was as follows:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Crude oil (barrels per day)
United States	77	71
Europe	99	86
Africa	84	118
Asia	14	14

Total	274	289

Natural gas liquids (barrels per day)
United States	13	13
Europe	4	3
Asia	1	1

Total	18	17

Natural gas (mcf per day)
United States	106	97
Europe	107	156
Asia and other	430	452

Total	643	705

Barrels of oil equivalent per day (*)	399	423

(*)
Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table that begins on page 17.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
          United States: Crude oil and natural gas production in the United States was higher in the first quarter of 2011 compared to the corresponding period in 2010, primarily due to new wells in the Bakken oil shale play, partly offset by lower production at the Shenzi Field.
          Europe: Crude oil production in the first quarter of 2011 was higher than the same period in 2010, primarily due to increased interests in the Valhall and Hod fields, offshore Norway. In the third quarter of 2010, the Corporation increased its interests in the Valhall and Hod fields from 28% and 25% to 64% and 63%, respectively. Natural gas production in the first quarter of 2011 was lower than the same period in 2010, primarily due to the sale in February 2011 of certain natural gas producing assets in the United Kingdom North Sea.
          Africa: Crude oil production in Africa was lower in the first quarter of 2011 compared to the corresponding period in 2010, primarily due to the exchange of the Corporation’s interests in Gabon in September 2010 for additional interests in the Valhall and Hod fields in Norway, the suspension of production in Libya, lower production at the Ceiba Field in Equatorial Guinea and lower production entitlement in Algeria as a result of higher selling prices.
          Asia and other: The decrease in natural gas production in the first quarter of 2011 compared to the first quarter of 2010 was principally due to lower nominations at the Joint Development Area of Malaysia/Thailand.
          Sales volumes: Lower crude oil sales volumes decreased revenue by approximately $100 million in the first quarter of 2011 compared with the corresponding period of 2010.
     Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by approximately $70 million in the first quarter of 2011 compared with the same period of 2010. The increase principally reflects higher price driven production taxes and increased operating expenses.
     Depreciation, depletion and amortization charges were higher in the first quarter of 2011 compared with the corresponding period in 2010, principally reflecting increased production at the Valhall, Hod and Bakken fields.
     As a result of the new production guidance, E&P total production unit costs are now expected to be in the range of $33.50 to $35.50 per barrel for the full year of 2011, up from $29.50 to $31.50 per barrel. E&P cash operating costs are expected to be in the range of $18 to $19 per barrel and depreciation, depletion and amortization expenses are expected to be in the range of $15.50 to $16.50 per barrel. The higher unit costs are primarily due to the assumed loss of lower cost Libyan barrels for the remainder of 2011 and the effect of increases in commodity price-driven production taxes in other geographical areas.

     Exploration expenses: Exploration expenses were higher in the first quarter of 2011 compared with the same period in 2010, principally reflecting higher dry hole expenses, together with higher geological and seismic expenses and lease amortization. Dry hole expenses for the first quarter of 2011 consist primarily of costs related to the Cherry well in the North Red Sea, offshore Egypt, which totaled $121 million ($77 million after-taxes) for drilling activity through March 31, 2011.

     Income Taxes: The effective income tax rate for E&P operations in the first quarter of 2011 was 42% compared to 45% for the first quarter of 2010, excluding items affecting the comparability between periods, largely due to lower income in Libya following the suspension of operations. In March 2011, the government of the United Kingdom proposed increasing the supplementary tax on petroleum operations to 32% from 20% with an effective date of March 24, 2011. Assuming enactment of the proposal in the third quarter of 2011, the Corporation expects to record a charge that will include a provision for the incremental tax on earnings from the effective date to the date of enactment and a non-cash charge to adjust the deferred tax liability. On the assumption that operations in Libya are suspended for the remainder of 2011 and including the impact of the U.K. supplementary tax on 2011 operating earnings, the E&P effective income tax rate for the year is now expected to be in the range of 38% to 42%, down from 45% to 49%.

     Foreign Exchange: The following currency gains (losses) related to E&P activities amounted to

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Pre-tax	$(1)	$(7)
After-tax	(2)	(2)

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Other, net: First quarter 2011 results included income of $343 million ($310 million after income taxes) related to the completion of the sale of the Corporation’s interests in the Easington Catchment Area (Hess 30%), the Bacton Area (Hess 23%), the Everest Field (Hess 19%) and the Lomond Field (Hess 17%) which are natural gas producing assets located in the United Kingdom North Sea. First quarter of 2010 results included income of $58 million related to the sale of the Corporation’s interest in the Jambi Merang natural gas development project in Indonesia. These gains are reflected in the table of items affecting the comparability between periods on page 16.
     The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect the Corporation’s E&P business see the status of Libyan operations beginning on page 15 and Item 1A. Risk Factors Related to Our Business and Operations in the December 31, 2010 Annual Report on Form 10-K.
     Marketing and Refining
     M&R activities generated income of $39 million in the first quarter of 2011 compared to $87 million in the first quarter of 2010. The Corporation’s downstream operations include HOVENSA, a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional M&R activities include a fluid catalytic cracking facility (FCC) in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
     Refining: Refining operations generated losses of $48 million in the first quarter of 2011 and $56 million in the first quarter of 2010. The Corporation’s losses from its equity investment in HOVENSA were $48 million in the first quarter of 2011 and $52 million, after income taxes, in the first quarter of 2010. HOVENSA’s results for the first quarter of 2011 include income from LIFO inventory liquidations of which the Corporation’s share was $40 million. Income taxes have not been recorded on the Corporation’s share of HOVENSA’s 2011 results due to cumulative operating losses.
     During the first quarter of 2011, HOVENSA shut down certain processing units on the west side of its refinery, which reduced its refinery’s crude oil distillation capacity to 350,000 from 500,000 barrels per day, with no impact on the capacity of its coker or FCC unit. HOVENSA also had a fire in a unit on the west side of the refinery. The decommissioning activities and other unplanned operational downtime impacted refinery utilization in the quarter. During the first quarter of 2010, HOVENSA completed a planned turnaround of its FCC unit at a cost to the Corporation of approximately $20 million after income taxes.
     Port Reading’s after-tax income was $2 million in the first quarter of 2011 compared with after-tax losses of $4 million in the corresponding period of 2010, principally reflecting higher margins.
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three Months Ended
	capacity	March 31,
	(thousands of
	barrels per day)	2011	2010
HOVENSA
Crude	350 (*)	75.2%	75.1%
Fluid catalytic cracker	150	65.6%	41.2%
Coker	58	41.6%	85.0%
Port Reading	70	94.0%	88.8%

(*)	HOVENSA’s crude oil refining capacity was reduced to 350,000 from 500,000 barrels per day in the first quarter of 2011.

     Marketing: Marketing operations, which consist principally of energy marketing and retail gasoline operations, generated earnings of $68 million in the first quarter of 2011 compared with $121 million in the first quarter of 2010. The decrease in earnings was primarily due to lower margins.

PART I — FINANCIAL INFORMATION (CONT’D.)
      Results of Operations (continued)
The table below summarizes marketing sales volumes:

	Three Months
	Ended March 31,
	2011	2010
Refined Product sales (thousands of barrels per day)
Gasoline	226	251
Distillates	134	126
Residuals	87	86
Other	20	51

Total refined product sales	467	514

Natural gas (thousands of mcf per day)	2,875	2,414
Electricity (megawatts round the clock)	4,345	4,624
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results from the trading partnership, amounted to income of $19 million in the first quarter of 2011 compared with $22 million in the first quarter of 2010.
     Marketing expenses were $283 million in the first quarter of 2011 up from $253 million in the same period a year ago mainly due to higher employee related expenses, credit card fees and retail costs.
     The Corporation’s future M&R earnings may be impacted by supply and demand factors, volatility in margins, credit risks, the effects of weather, competitive industry conditions, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect the Corporation’s M&R business, see Item 1A. Risk Factors Related to Our Business and Operations in the December 31, 2010 Annual Report on Form 10-K.
Corporate
     The following table summarizes corporate expenses:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Corporate expenses (excluding items affecting comparability)	$49	$62
Income tax (benefits)	(21)	(21)

Net corporate expenses	28	41
Items affecting the comparability between periods, after-tax	—	7

Total corporate expenses, after-tax	$28	$48

     Excluding items affecting the comparability between periods, after-tax corporate expenses were lower in the first quarter of 2011 compared with the same period of 2010, mainly due to lower bank facility fees, insurance and employee related costs and higher income tax benefits as a result of a higher effective tax rate. In the first quarter of 2010, a charge of $11 million before income taxes ($7 million after-tax) was recorded for the purchase of the remaining $116 million of bonds that were scheduled to mature in 2011. This charge is reflected in the table of items affecting the comparability between periods on page 16.
Interest Expense
     Interest expense was as follows:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Total interest incurred	$101	$85
Less: capitalized interest	(2)	(1)

Interest expense before income taxes	99	84
Income tax (benefits)	(38)	(32)

After-tax interest expense	$61	$52

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     The increase in interest incurred in the first three months of 2011 principally reflects higher average borrowings following the debt issuance in August 2010.
     Sales and Other Operating Revenues
     Sales and other operating revenues increased by 10% in the first quarter of 2011 compared with the corresponding period of 2010, primarily due to higher crude oil selling prices, which more than offset the impact of lower production volumes. The increase in cost of products sold principally reflects higher prices of refined products.
     Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	March 31,	December 31,
	2011	2010
	(Millions of dollars, except ratios)
Cash and cash equivalents	$1,968	$1,608
Short-term debt and current maturities of long-term debt	35	46
Total debt	5,552	5,583
Total equity	18,117	16,809
Debt to capitalization ratio (*)	23.5%	24.9%

(*) Total debt as a percentage of the sum of total debt plus total equity.

Cash Flows

The following table summarizes the Corporation’s cash flows:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Net cash provided by (used in):
Operating activities	$1,135	$825
Investing activities	(734)	(622)
Financing activities	(41)	(195)

Net increase in cash and cash equivalents	$360	$8

     Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $1,135 million in the first quarter of 2011 compared with $825 million in the first quarter of 2010, reflecting higher earnings and a period over period decrease in the use of cash from changes in operating assets and liabilities of $107 million.

Investing Activities: The following table summarizes the Corporation’s capital expenditures:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Exploration and Production	$1,069	$768
Marketing, Refining and Corporate	13	20

Total	$1,082	$788

     During the first quarter of 2011, the Corporation received proceeds of $359 million from the sale of natural gas producing assets in the United Kingdom North Sea. During the first quarter of 2010, the Corporation received proceeds of $183 million from the sale of its interest in the Jambi Merang natural gas development project in Indonesia.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Liquidity and Capital Resources (continued)

       Financing Activities: In the first quarter of 2011, net repayments of debt were $31 million. In the first quarter of 2010, net repayments of debt were $142 million. Dividends paid were $68 million in the first three months of 2011 ($66 million in the first three months of 2010).

     Future Capital Requirements and Resources
     The Corporation anticipates investing a total of approximately $5.6 billion in capital and exploratory expenditures during 2011, substantially all of which is targeted for E&P operations. In the Corporation’s M&R operations, refining margins continue to be weak, which have adversely affected HOVENSA’s liquidity position. The Corporation intends to provide its share of financial support for HOVENSA. The Corporation expects to fund its 2011 operations, including capital expenditures, dividends, pension contributions, required debt repayments and financial support for HOVENSA, with existing cash on-hand, cash flow from operations, proceeds from asset sales and its available credit facilities. Crude oil prices, natural gas prices and refining margins are volatile and difficult to predict. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. If conditions were to change, such as a significant decrease in commodity prices or an unplanned increase in capital expenditures, the Corporation would take steps to protect its financial flexibility and may pursue other sources of liquidity, including the issuance of debt securities, the issuance of equity securities, and/or asset sales.
     The table below summarizes the capacity, usage, and available capacity of the Corporation’s borrowing and letter of credit facilities at March 31, 2011:

	Expiration			Letters of		Available
	Date	Capacity	Borrowings	Credit Issued	Total Used	Capacity
	(Millions of dollars)
Revolving credit facility	May 2012 (a)	$3,000	$—	$—	$—	$3,000
Asset-backed credit facility	July 2011 (b)	795	—	362	362	433
Committed lines	Various (c)	2,875	—	1,388	1,388	1,487
Uncommitted lines	Various (c)	703	—	703	703	—

Total		$7,373	$—	$2,453	$2,453	$4,920

(a)	$75 million expires in May 2011.

(b)	Total capacity of $1.0 billion subject to the amount of eligible receivables posted as collateral.

(c)	Committed and uncommitted lines have expiration dates through 2014.
     At March 31, 2011, the Corporation had a $3 billion syndicated revolving credit facility scheduled to mature in May 2012. In April 2011, the Corporation entered into a new $4 billion syndicated revolving credit facility that matures in April 2016, which replaces the $3 billion facility. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The restrictions on the amount of total borrowings and cash dividends remain unchanged.
     The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its M&R operations. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit of up to $1 billion subject to the availability of sufficient levels of eligible receivables. At March 31, 2011, outstanding letters of credit under this facility were collateralized by a total of $1.3 billion of accounts receivable, which are held by a wholly owned subsidiary. These receivables are only available to pay the general obligations of the Corporation after satisfaction of the outstanding obligations under the asset-backed facility.
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     The Corporation’s long-term debt agreements contain a financial covenant that restricts the amount of total borrowings and secured debt. At March 31, 2011, the Corporation is permitted to borrow up to an additional $24.8 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $4.7 billion of secured debt at March 31, 2011.
     The Corporation’s $2,453 million of letters of credit outstanding at March 31, 2011 were primarily issued to satisfy margin requirements. See also Note 9, Risk Management and Trading Activities.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Liquidity and Capital Resources (continued)
     Off-Balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $391 million at March 31, 2011 compared with $394 million at December 31, 2010. The Corporation’s debt to capitalization ratio at March 31, 2011 would increase from 23.5% to 24.7% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from certain suppliers other than PDVSA. At March 31, 2011, the guarantee amounted to $20 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
     Market Risk Disclosures
     As discussed in Note 9, Risk Management and Trading Activities, in the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow risk management activities are referred to as energy marketing and corporate risk management activities. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership, that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas, electricity and refined products.

     Value at Risk: The Corporation uses value at risk to monitor and control commodity risk within its trading and risk management activities. The value at risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. Results may vary from time to time as strategies change in trading activities or hedging levels change in risk management activities. The potential change in fair value based on commodity price risk is presented in the trading and risk management activities sections below.

     Energy Marketing and Corporate Risk Management Activities: The Corporation uses energy commodity derivatives in its energy marketing and corporate risk management activities. The Corporation estimates that at March 31, 2011, the value at risk for these activities was $8 million compared with $5 million at December 31, 2010. The results may vary from time to time as hedge levels change.
     The Corporation’s risk exposure to foreign currency and interest rate movements did not differ significantly from the levels shown in Item 7A of the Corporation’s 2010 Form 10-K.
     Trading Activities: The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.
     Total net realized gains for the first three months of 2011 amounted to $170 million compared to $158 million for the first three months of 2010. The following table provides an assessment of the factors affecting the changes in fair value of trading activities:

	Three Months
	Ended March 31,
	2011	2010
	(Millions of dollars)
Fair value of contracts outstanding at January 1	$94	$110
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31	(315)	(76)
Reversal of fair value for contracts closed during the period	8	(57)
Fair value of contracts entered into during the period and still outstanding	190	119

Fair value of contracts outstanding at March 31	$(23)	$96

PART I — FINANCIAL INFORMATION (CONT’D.)
     Market Risk Disclosures (continued)
     The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at March 31, 2011:

	Instruments Maturing
	(Millions of dollars)
					2014
					and
Source of Fair Value	Total	2011	2012	2013	beyond
Level 1	$(57)	$(218)	$158	$7	$(4)
Level 2	(771)	(748)	(36)	6	7
Level 3	805	886	(97)	(17)	33

Total	$(23)	$(80)	$25	$(4)	$36

     The Corporation estimates that the value at risk for trading activities, including commodities, was $14 million both at March 31, 2011 and December 31, 2010. The value at risk for trading activities may vary from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at March 31, 2011 (in millions):

Investment grade determined by outside sources	$453
Investment grade determined internally (*)	364
Less than investment grade	79

Fair value of net receivables outstanding at end of period	$896

(*)	Based on information provided by counterparties and other available sources.
     Forward-Looking Information
     Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, including references to the Corporation’s future results of operations and financial position, liquidity and capital resources, capital expenditures, oil and gas production, tax rates, debt repayment, hedging, derivative and market risk disclosures and off-balance sheet arrangements include forward-looking information. Forward-looking disclosures are based on the Corporation’s current understanding and assessment of these activities and reasonable assumptions about the future. Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors.

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
Item 4. Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2011.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

10(1)	Five-Year Credit Agreement dated as of April 14, 2011 between the Registrant, certain subsidiaries of the Registrant, J.P. Morgan Chase Bank, N.A., as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated April 14, 2011.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Label Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

101(DEF)	XBRL Definition Linkbase Document

b.	Reports on Form 8-K
During the quarter ended March 31, 2011, Registrant filed the following reports on Form 8-K:
(i)
Report dated January 26, 2011 reporting under Items 2.02 and 9.01 a news release dated January 26, 2011 reporting results for the fourth quarter of 2010 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Hess Corporation, and John P. Rielly, Senior Vice President and Chief Financial Officer, at a public conference call held January 26, 2011.

(ii)
Report dated February 2, 2011 under Item 5.02 reporting compensatory arrangements of certain officers and under Item 5.03 reporting amendments to articles of incorporation by laws and furnished under Item 9.01 financial statements and exhibits.

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

Date: May 6, 2011