Form 10-Q
period 2011-06-30
HESS CORP
filed 2011-08-05
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2011, there were 339,882,380 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Millions of dollars, except per share data)
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$9,853	$7,732	$20,068	$16,991
Income (loss) from equity investment in HOVENSA L.L.C.	(49)	(6)	(97)	(91)
Other, net	2	24	350	70

Total revenues and non-operating income	9,806	7,750	20,321	16,970

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	6,841	5,316	13,881	11,856
Production expenses	599	440	1,130	917
Marketing expenses	247	245	530	498
Exploration expenses, including dry holes and lease impairment	257	172	570	323
Other operating expenses	42	80	84	132
General and administrative expenses	174	159	338	314
Interest expense	97	83	196	167
Depreciation, depletion and amortization	588	558	1,146	1,100

Total costs and expenses	8,845	7,053	17,875	15,307

INCOME BEFORE INCOME TAXES	961	697	2,446	1,663
Provision for income taxes	392	301	903	699

NET INCOME	569	396	1,543	964
Less: Net income (loss) attributable to noncontrolling interests	(38)	21	7	51

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$607	$375	$1,536	$913

NET INCOME PER SHARE ATTRIBUTABLE TO HESS CORPORATION
BASIC	$1.80	$1.15	$4.56	$2.81
DILUTED	1.78	1.15	4.52	2.79
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	340.4	327.5	339.7	327.2
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.20	$.20
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2011	2010
	(Millions of dollars; thousands of shares)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,194	$1,608
Accounts receivable
Trade	4,133	4,478
Other	320	240
Inventories	1,432	1,452
Other current assets	807	1,002

Total current assets	8,886	8,780

INVESTMENTS IN AFFILIATES	417	443

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	38,378	35,703
Less reserves for depreciation, depletion, amortization and lease impairment	15,850	14,576

Property, plant and equipment — net	22,528	21,127

GOODWILL	2,388	2,408
DEFERRED INCOME TAXES	2,285	2,167
OTHER ASSETS	487	471

TOTAL ASSETS	$36,991	$35,396

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$3,761	$4,274
Accrued liabilities	2,151	2,567
Taxes payable	849	726
Short-term debt and current maturities of long-term debt	35	46

Total current liabilities	6,796	7,613

LONG-TERM DEBT	5,506	5,537
DEFERRED INCOME TAXES	3,369	2,995
ASSET RETIREMENT OBLIGATIONS	1,218	1,203
OTHER LIABILITIES AND DEFERRED CREDITS	1,198	1,239

Total liabilities	18,087	18,587

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00 Authorized — 600,000 shares Issued — 339,882 shares at June 30, 2011; 337,681 shares at December 31, 2010	340	338
Capital in excess of par value	3,373	3,256
Retained earnings	15,725	14,254
Accumulated other comprehensive income (loss)	(662)	(1,159)

Total Hess Corporation stockholders’ equity	18,776	16,689
Noncontrolling interests	128	120

Total equity	18,904	16,809

TOTAL LIABILITIES AND EQUITY	$36,991	$35,396

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,543	$964
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,146	1,100
Exploratory dry hole costs and lease impairment	351	188
Provision (benefit) for deferred income taxes	(1)	(62)
(Income) loss from equity investment in HOVENSA L.L.C.	97	91
Gains on asset sales	(343)	(58)
Stock compensation expense	48	54
Changes in operating assets and liabilities and other	(17)	(471)

Net cash provided by operating activities	2,824	1,806

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,457)	(1,689)
Proceeds from asset sales	359	183
Other, net	(57)	(36)

Net cash used in investing activities	(2,155)	(1,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	4	—
Repayments	(49)	(157)
Cash dividends paid	(102)	(98)
Other, net	64	(8)

Net cash used in financing activities	(83)	(263)

NET INCREASE IN CASH AND CASH EQUIVALENTS	586	1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,608	1,362

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,194	$1,363

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at June 30, 2011 and December 31, 2010 and the consolidated results of operations for the three and six month periods ended June 30, 2011 and 2010 and the consolidated cash flows for the six month periods ended June 30, 2011 and 2010. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
2. Libyan Operations
     In response to civil unrest in Libya, a number of measures were taken by the international community, including the imposition of sanctions by the United States, the United Nations, the United Kingdom and the European Union. The sanctions blocked and froze the assets of, and any payments to, the Libyan government and any entities owned or controlled by the Libyan government, as well as designated entities and individuals. As a consequence of the civil unrest and the sanctions, the Corporation delivered force majeure notices to the Libyan government relating to the agreements covering its exploration and production interests in order to protect its rights while it is temporarily prevented from fulfilling its obligations and benefiting from the rights granted by those agreements. Because of the on-going events, including the sanctions, the Corporation is unable to determine when or if it will resume operations in Libya. Libyan production averaged 23,000 barrels of oil equivalent per day (boepd) for the full year of 2010 and 14,000 boepd for the first quarter of 2011. Production was suspended in the first quarter of 2011. The Corporation had proved reserves of 167 million barrels of oil equivalent in Libya at December 31, 2010. At June 30, 2011, the net book value of the Corporation’s exploration and production assets in Libya was approximately $400 million.
3. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(Millions of dollars)
Crude oil and other charge stocks	$494	$496
Refined petroleum products and natural gas	1,788	1,528
Less: LIFO adjustment	(1,302)	(995)

	980	1,029
Merchandise, materials and supplies	452	423

Total inventories	$1,432	$1,452

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA), which is included in Investments in affiliates in the Consolidated Balance Sheet, using the equity method. Summarized financial information for HOVENSA follows:

	June 30,	December 31,
	2011	2010
	(Millions of dollars)
Summarized balance sheet
Cash and cash equivalents	$32	$45
Other current assets	656	668
Net fixed assets	1,948	1,987
Other assets	26	27
Current liabilities	(1,260)	(1,001)
Long-term debt	(586)	(706)
Deferred liabilities and credits	(132)	(135)

Members’ equity	$684	$885

Carrying value of Hess Corporation’s equity investment	$62	$158

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Summarized income statement
Total revenues	$3,719	$3,146	$6,581	$5,912
Cost and expenses	(3,822)	(3,158)	(6,784)	(6,092)

Net income (loss)	$(103)	$(12)	$(203)	$(180)

Hess Corporation’s income (loss) from equity investment in HOVENSA L.L.C. (*)	$(49)	$(6)	$(97)	$(91)

(*)	Reflects the amortization of basis differences between the carrying value of the Corporation’s investment in HOVENSA and its equity in the net assets of the affiliate.
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
6. Capitalized Exploratory Well Costs
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the six months ended June 30, 2011 (in millions):

Balance at January 1	$1,783
Additions to capitalized exploratory well costs pending the determination of proved reserves	428
Reclassification to wells, facilities, and equipment based on the determination of proved reserves	(68)
Capitalized exploratory well costs charged to expense	(70)
Dispositions	(11)

Balance at end of period	$2,062

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Capitalized exploratory well costs charged to expense in the preceding table excludes $134 million of exploratory well costs which were incurred and subsequently expensed in 2011. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,341 million at June 30, 2011. Approximately 45% of the capitalized well costs in excess of one year relates to two separate projects in the deepwater Gulf of Mexico, Tubular Bells and Pony, where development planning is progressing, with sanction anticipated later in 2011 for Tubular Bells and 2012 for Pony. Approximately 22% relates to Block WA-390-P, offshore Western Australia, where further drilling, other appraisal activities and commercial analysis are ongoing. Approximately 20% relates to Area 54, offshore Libya, where force majeure has been declared following the imposition of sanctions against Libya. The remainder of the capitalized well costs in excess of one year relates to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.
7. Long-term Debt
     In April 2011, the Corporation entered into a new $4 billion syndicated revolving credit facility that matures in April 2016. The new facility, which replaced a $3 billion facility that was scheduled to mature in May 2012, can be used for borrowings and letters of credit. Borrowings on the facility bear interest at 1.25% above the London Interbank Offered Rate. A facility fee of 0.25% per annum is also payable on the amount of the facility. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The restrictions on the amount of total borrowings and secured debt are consistent with the previous facility.
8. Foreign Currency
          Pre-tax foreign currency gains (losses) amounted to the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Pre-tax foreign currency gains (losses)	$(8)	$(10)	$(9)	$(16)

9. Retirement Plans
     Components of net periodic pension cost consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Service cost	$14	$12	$28	$24
Interest cost	22	21	44	43
Expected return on plan assets	(27)	(21)	(54)	(42)
Amortization of net loss	11	12	22	24

Pension expense	$20	$24	$40	$49

     In 2011, the Corporation expects to contribute approximately $190 million to its pension plans. Through June 30, 2011, the Corporation contributed $107 million to its pension plans.
10. Risk Management and Trading Activities
     In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow risk management activities are referred to as energy marketing and corporate risk management activities. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership, that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity price risks primarily related to the prices of crude oil, natural gas, refined petroleum products and electricity.

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
     The table below shows the gross volume of the Corporation’s energy marketing commodity contracts outstanding:

	June 30,	December 31,
	2011	2010
Commodity Contracts
Crude oil and refined petroleum products (millions of barrels)	29	30
Natural gas (millions of mcf)	2,120	2,210
Electricity (millions of megawatt hours)	343	301
     The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges are recognized currently in earnings. Revenues from the sales contracts are recognized in Sales and other operating revenues, while supply contract purchases and net settlements from financial derivatives related to these energy marketing activities are recognized in Cost of products sold. Net realized and unrealized pre-tax gains on derivative contracts not designated as hedges amounted to $31 million and $38 million for the three months ended June 30, 2011 and 2010, respectively, and $28 million and $112 million for the six months ended June 30, 2011 and 2010, respectively.
     At June 30, 2011, a portion of energy marketing commodity contracts are designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly two years or less. For contracts outstanding at June 30, 2011, the maximum duration was approximately three years. The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of Other comprehensive income. Amounts recorded in Accumulated other comprehensive income are reclassified into Cost of products sold in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized immediately in Cost of products sold.
     At June 30, 2011, the after-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income were $91 million ($147 million at December 31, 2010). The Corporation estimates that approximately $59 million of this amount will be reclassified into earnings over the next twelve months. During the three months ended June 30, 2011 and 2010, the Corporation reclassified after-tax losses from Accumulated other comprehensive income of $33 million and $110 million, respectively, and $53 million and $201 million for the six months ended June 30, 2011 and 2010, respectively. The amounts reflected in earnings due to hedge ineffectiveness were a gain of less than $1 million and a gain of $1 million for the three months ended June 30, 2011 and 2010, respectively, and a loss of $2 million and a gain of less than $1 million for the six months ended June 30, 2011 and 2010, respectively. As a result of changes in the fair value of energy marketing cash flow hedge positions, after-tax deferred losses increased by $1 million and $67 million for the three months ended June 30, 2011 and 2010, respectively, and increased by $3 million and decreased by $159 million for the six months ended June 30, 2011 and 2010, respectively.
     Corporate Risk Management Activities: Corporate risk management activities include transactions designed to reduce risk in the selling prices of crude oil, refined petroleum products or natural gas produced by the Corporation or to reduce exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of the Corporation’s crude oil, refined petroleum products or natural gas production. Forward contracts may also be used to purchase certain currencies in which the Corporation does business with the intent of reducing exposure to foreign currency fluctuations. These forward contracts comprise various currencies including the British Pound and Thai Baht. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The table below shows the gross volume of the Corporate risk management derivative instruments outstanding:

	June 30,	December 31,
	2011	2010
Commodity contracts, primarily crude oil (millions of barrels)	29	35
Foreign exchange contracts (millions of U.S. Dollars)	976	1,025
Interest rate swap contracts (millions of U.S. Dollars)	895	310
     During 2008, the Corporation closed Brent crude oil cash flow hedges covering 24,000 barrels per day through 2012, by entering into offsetting contracts with the same counterparty. As a result, the valuation of those contracts is no longer subject to change due to price fluctuations. There were no other open hedges of crude oil or natural gas production at June 30, 2011. Hedging activities decreased Exploration and Production Sales and other operating revenues by $128 million and $133 million for the three months ended June 30, 2011 and 2010, respectively ($81 million and $84 million after-tax, respectively), and $256 million and $264 million for the six months ended June 30, 2011 and 2010, respectively ($162 million and $167 million after-tax, respectively). Hedging activities decreased Exploration and Production Sales and other operating revenues by $533 million for the year ended December 31, 2010 ($338 million after-tax). At June 30, 2011, the after-tax deferred losses in Accumulated other comprehensive income relating to the closed Brent crude oil hedges were $483 million ($638 million at December 31, 2010). The Corporation estimates that approximately $325 million of this amount will be reclassified into earnings over the next twelve months.
     At June 30, 2011, the Corporation had interest rate swaps with a gross notional amount of $895 million, which were designated as fair value hedges. Changes in fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense. During the three months ended June 30, 2011 and 2010, the Corporation recorded an increase of $5 million and $8 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt. During the six months ended June 30, 2011 and 2010, the Corporation recorded an increase of $3 million and $9 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.
     Foreign exchange contracts are not designated as hedges. Gains or losses on foreign exchange contracts are recognized immediately in Other, net in Revenues and non-operating income.
     Net pre-tax gains (losses) on derivative contracts used for corporate risk management activities and not designated as hedges amounted to the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Commodity	$—	$(8)	$1	$(7)
Foreign exchange	(6)	(15)	13	(52)

Total	$(6)	$(23)	$14	$(59)

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
     The table below shows the gross volume of derivative instruments outstanding relating to trading activities:

	June 30,	December 31,
	2011	2010
Commodity Contracts
Crude oil and refined petroleum products (millions of barrels)	3,212	3,328
Natural gas (millions of mcf)	5,299	4,699
Electricity (millions of megawatt hours)	230	79
Foreign Exchange (millions of U.S. Dollars)	683	506
Other Contracts
Interest rate (millions of U.S. Dollars)	273	205
Equity securities (millions of shares)	32	35

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Pre-tax gains (losses) recorded in Sales and other operating revenues from trading activities amounted to the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Commodity	$(72)	$39	$50	$144
Foreign exchange	(3)	8	(8)	6
Other	(3)	(9)	10	(17)

Total	$(78)	$38	$52	$133

     Fair Value Measurements: The Corporation determines fair value in accordance with the fair value measurements accounting standard which established a hierarchy that categorizes the sources of inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). When Level 1 inputs are available within a particular market, those inputs are selected for determination of fair value over Level 2 or 3 inputs in the same market. To value derivatives that are characterized as Level 2 and 3, the Corporation uses observable inputs for similar instruments that are available from exchanges, pricing services or broker quotes. These observable inputs may be supplemented with other methods, including internal extrapolation, that result in the most representative prices for instruments with similar characteristics. Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability presented below is based on the lowest significant input level within this fair value hierarchy.
     The following table provides the Corporation’s net financial assets and (liabilities) that are measured at fair value based on this hierarchy:

				Collateral
				and
				counterparty
	Level 1	Level 2	Level 3	netting	Balance
	(Millions of dollars)
June 30, 2011
Assets
Derivative contracts
Commodity	$224	$627	$796	$(197)	$1,450
Foreign exchange	—	—	—	—	—
Other	—	21	1	(1)	21
Collateral and counterparty netting	(31)	(88)	(6)	(163)	(288)

Total derivative contracts	193	560	791	(361)	1,183
Other assets measured at fair value on a recurring basis	12	53	—	—	65

Total assets	$205	$613	$791	$(361)	$1,248

Liabilities
Derivative contracts
Commodity	$(121)	$(2,095)	$(424)	$197	$(2,443)
Foreign exchange	—	(32)	—	—	(32)
Other	—	(13)	(1)	1	(13)
Collateral and counterparty netting	31	88	6	42	167

Total derivative contracts	(90)	(2,052)	(419)	240	(2,321)
Other liabilities measured at fair value on a recurring basis	—	—	—	—	—

Total liabilities	$(90)	$(2,052)	$(419)	$240	$(2,321)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Collateral
				and
				counterparty
	Level 1	Level 2	Level 3	netting	Balance
	(Millions of dollars)
December 31, 2010
Assets
Derivative contracts
Commodity	$65	$1,308	$883	$(304)	$1,952
Foreign exchange	—	1	—	—	1
Other	—	17	—	—	17
Collateral and counterparty netting	(1)	(274)	(19)	(213)	(507)

Total derivative contracts	64	1,052	864	(517)	1,463
Other assets measured at fair value on a recurring basis	20	49	3	—	72

Total assets	$84	$1,101	$867	$(517)	$1,535

Liabilities
Derivative contracts
Commodity	$(324)	$(2,519)	$(474)	$304	$(3,013)
Foreign exchange	—	(12)	—	—	(12)
Other	—	(10)	—	—	(10)
Collateral and counterparty netting	1	274	19	34	328

Total derivative contracts	(323)	(2,267)	(455)	338	(2,707)
Other liabilities measured at fair value on a recurring basis	—	—	—	—	—

Total liabilities	$(323)	$(2,267)	$(455)	$338	$(2,707)

     The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Balance at beginning of period	$787	$(46)	$412	$84
Unrealized gains (losses)
Included in earnings	(208)	(45)	104	58
Included in other comprehensive income	7	94	17	80
Purchases	702	343	1,517	435
Sales	(776)	(245)	(1,595)	(348)
Settlements	(52)	(14)	(32)	(45)
Transfers into Level 3	(72)	1	11	(158)
Transfers out of Level 3	(16)	(47)	(62)	(65)

Balance at end of period	$372	$41	$372	$41

     Purchases and sales in the table above primarily represent option premiums paid or received during the reporting period. Settlements represent realized gains and losses on derivatives settled during the reporting period.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The following table provides net transfers into and out of each level of the fair value hierarchy:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Transfers into Level 1	$18	$3	$(8)	$28
Transfers out of Level 1	65	(81)	279	(66)

	$83	$(78)	$271	$(38)

Transfers into Level 2	$(2)	$129	$6	$129
Transfers out of Level 2	7	(5)	(226)	132

	$5	$124	$(220)	$261

Transfers into Level 3	$(72)	$1	$11	$(158)
Transfers out of Level 3	(16)	(47)	(62)	(65)

	$(88)	$(46)	$(51)	$(223)

     The Corporation’s policy is to recognize transfers in and transfers out as of the end of the reporting period. Transfers between levels result from the passage of time as contracts move closer to their maturities, fluctuations in the market liquidity for certain contracts and/or changes in the level of significance of fair value measurement inputs.
     In addition to the financial assets and liabilities disclosed in the tables above, the Corporation had other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, for which the carrying value approximated their fair value at June 30, 2011 and December 31, 2010. Fixed-rate long-term debt had a carrying value of $5,539 million, compared with a fair value of $6,285 million at June 30, 2011, and a carrying value of $5,569 million, compared with a fair value of $6,353 million at December 31, 2010.
     The table below reflects the gross and net fair values of the Corporation’s risk management and trading derivative instruments:

	Accounts	Accounts
	Receivable	Payable
	(Millions of dollars)
June 30, 2011
Derivative contracts designated as hedging instruments
Commodity	$105	$(299)
Other	15	(4)

Total derivative contracts designated as hedging instruments	120	(303)

Derivative contracts not designated as hedging instruments (*)
Commodity	13,046	(13,845)
Foreign exchange	8	(40)
Other	29	(32)

Total derivative contracts not designated as hedging instruments	13,083	(13,917)

Gross fair value of derivative contracts	13,203	(14,220)
Master netting arrangements	(11,857)	11,857
Cash collateral (received) posted	(163)	42

Net fair value of derivative contracts	$1,183	$(2,321)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Accounts	Accounts
	Receivable	Payable
	(Millions of dollars)
December 31, 2010
Derivative contracts designated as hedging instruments
Commodity	$225	$(483)
Other	10	(2)

Total derivative contracts designated as hedging instruments	235	(485)

Derivative contracts not designated as hedging instruments (*)
Commodity	11,581	(12,383)
Foreign exchange	7	(19)
Other	31	(32)

Total derivative contracts not designated as hedging instruments	11,619	(12,434)

Gross fair value of derivative contracts	11,854	(12,919)
Master netting arrangements	(10,178)	10,178
Cash collateral (received) posted	(213)	34

Net fair value of derivative contracts	$1,463	$(2,707)

(*)	Includes trading derivatives and derivatives used for risk management.
     Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net receivables at June 30, 2011 are concentrated with the following counterparty and customer industry segments: Integrated Oil Companies — 30%, Government Entities — 9%, Manufacturing — 8%, Trading Companies — 8%, Real Estate — 7% and Services — 7%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At June 30, 2011 and December 31, 2010, the Corporation held cash from counterparties of $163 million and $213 million, respectively. The Corporation posted cash to counterparties at June 30, 2011 and December 31, 2010 of $42 million and $34 million, respectively.
     At June 30, 2011, the Corporation had a total of $2,132 million of outstanding letters of credit, primarily issued to satisfy margin requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of June 30, 2011, the net liability related to derivatives with contingent collateral provisions was approximately $1,175 million before cash collateral posted of $2 million. At June 30, 2011, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of June 30, 2011, the Corporation would be required to post additional collateral of approximately $300 million.
11. Weighted Average Common Shares
     The weighted average numbers of common shares used in the basic and diluted earnings per share computations are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Common shares — basic	337,235	325,383	336,435	325,037
Effect of dilutive securities
Restricted common stock	1,187	1,251	1,412	1,341
Stock options	2,001	848	1,867	815

Common shares — diluted	340,423	327,482	339,714	327,193

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The Corporation issued 2,142,270 stock options and 713,280 shares of restricted stock during the six months ended June 30, 2011 (2,738,625 and 927,470 shares, respectively, for the same period in 2010). The weighted average common shares used in the diluted earnings per share calculations excludes the effect of 1,618,000 shares and 2,153,000 shares related to out-of-the-money options for the three and six months ended June 30, 2011 (4,224,000 and 4,230,000 shares for the same period in 2010).
12. Equity and Comprehensive Income
     The table below summarizes changes in equity:

	Hess
	Stockholders’	Noncontrolling
	Equity	Interests	Total Equity
	(Millions of dollars)
Balance at January 1, 2011	$16,689	$120	$16,809

Net income (loss)	1,536	7	1,543
Deferred gains (losses) on cash flow hedges, after-tax
Effect of hedge losses recognized in income	215	—	215
Net change in fair value of cash flow hedges	(6)	—	(6)
Change in post retirement plan liabilities, after-tax	14	—	14
Change in foreign currency translation adjustment and other	274	5	279

Comprehensive income (loss)	2,033	12	2,045

Activity related to restricted common stock awards, net	25	—	25
Employee stock options, including income tax benefits	90	—	90
Cash dividends declared	(68)	—	(68)
Noncontrolling interests, net	7	(4)	3

Balance at June 30, 2011	$18,776	$128	$18,904

Balance at January 1, 2010	$13,384	$144	$13,528

Net income (loss)	913	51	964
Deferred gains (losses) on cash flow hedges, after-tax
Effect of hedge losses recognized in income	368	—	368
Net change in fair value of cash flow hedges	(182)	—	(182)
Change in post retirement plan liabilities, after-tax	15	—	15
Change in foreign currency translation adjustment and other	(129)	(4)	(133)

Comprehensive income (loss)	985	47	1,032

Activity related to restricted common stock awards, net	28	—	28
Employee stock options, including income tax benefits	38	—	38
Cash dividends declared	(66)	—	(66)
Noncontrolling interests, net	(4)	(26)	(30)

Balance at June 30, 2010	$14,365	$165	$14,530

13. Segment Information
     The Corporation’s results by operating segment were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Operating revenues
Exploration and Production	$2,856	$2,252	$5,543	$4,393
Marketing and Refining	7,029	5,513	14,592	12,670
Less: Transfers between affiliates	(32)	(33)	(67)	(72)

Total (*)	$9,853	$7,732	$20,068	$16,991

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Net income (loss) attributable to Hess Corporation
Exploration and Production	$747	$488	$1,726	$1,039
Marketing and Refining	(39)	(19)	—	68
Corporate, including interest	(101)	(94)	(190)	(194)

Total	$607	$375	$1,536	$913

(*)
Operating revenues exclude excise and similar taxes of approximately $590 million and $550 million for the three months ended June 30, 2011 and 2010, respectively, and $1,150 million and $1,090 million for the six months ended June 30, 2011 and 2010, respectively.

     Identifiable assets by operating segment were as follows:

	June 30,	December 31,
	2011	2010
	(Millions of dollars)
Exploration and Production	$30,208	$28,242
Marketing and Refining	5,760	6,377
Corporate	1,023	777

Total	$36,991	$35,396

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures refined petroleum products and purchases, markets and trades refined petroleum products, natural gas and electricity. The Corporation reported net income of $607 million in the second quarter of 2011 compared to $375 million in the second quarter of 2010.
     Exploration and Production
     E&P reported net income of $747 million in the second quarter of 2011 compared to $488 million in the second quarter of 2010. In the second quarter of 2011, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $97.20 per barrel up from $64.81 per barrel in the second quarter of 2010. The Corporation’s average worldwide natural gas selling price was $5.93 per thousand cubic feet (mcf) in the second quarter of 2011 compared with $5.57 per mcf in the second quarter of 2010. Worldwide crude oil and natural gas production was 372,000 barrels of oil equivalent per day (boepd) in the second quarter of 2011 down from 415,000 boepd in the same period of 2010, due to lower production from Africa, primarily reflecting the suspension of production in Libya due to civil unrest, and the sale of certain natural gas producing assets in the United Kingdom in February 2011. The Corporation has lowered its full year production guidance to a range of 375,000 to 385,000 boepd, from 385,000 to 395,000 boepd, as a result of severe weather conditions that affected production operations in the Bakken oil shale play in North Dakota, a shut-in well at the outside operated Llano Field in the Gulf of Mexico and a fire in July 2011 at the Valhall Field, offshore Norway.
     The following is an update of E&P activities:
•
In North Dakota, net production from the Bakken oil shale play was 25,000 boepd during the second quarter, the same as in the first quarter. Production operations have been adversely impacted by harsh winter weather and severe spring flooding. The Corporation currently has 17 rigs dedicated to drilling Bakken wells.

•
The Corporation filed a Notice of Discovery with the Ministry for Energy of Ghana for the Paradise-1 exploration well in the Deepwater Tano Cape Three Points block. The well encountered an estimated 490 net feet of oil and gas condensate pay over three separate intervals. The Corporation is the operator and has a 90% working interest in the license. The Corporation anticipates commencing appraisal drilling in early 2012, subject to government approvals and rig availability.

•	In July 2011, the Corporation spud the Andalan well on the Semai V block, offshore Indonesia. The Corporation has a 100% working interest in this block.

•
In July 2011, the Corporation signed production sharing contracts with the Kurdistan Regional Government of Iraq for the Dinarta and Shakrok exploration blocks. The Corporation is the operator and has an 80% paying interest (64% working interest) in the blocks, which have a combined area of more than 670 square miles. The terms of the contracts require the acquisition of 2D seismic and drilling of at least one well on each of the blocks over the three year license period. Based on the anticipated work programs, the Corporation’s total financial commitment is expected to be approximately $290 million.

     Status of Libyan Operations: In response to civil unrest in Libya, a number of measures were taken by the international community, including the imposition of sanctions by the United States, the United Nations, the United Kingdom and the European Union. The sanctions blocked and froze the assets of, and any payments to, the Libyan government and any entities owned or controlled by the Libyan government, as well as designated entities and individuals. As a consequence of the civil unrest and the sanctions, the Corporation delivered force majeure notices to the Libyan government relating to the agreements covering its exploration and production interests in order to protect its rights while it is temporarily prevented from fulfilling its obligations and benefiting from the rights granted by those agreements. Because of the on-going events, including the sanctions, the Corporation is unable to determine when or if it will resume operations in Libya. The loss of Libyan production is not expected to have a material adverse impact on operating cash flows. Libyan production averaged 23,000 boepd for the full year of 2010 and 14,000 boepd for the first quarter of 2011. Production was suspended in the first quarter of 2011. The Corporation had proved reserves of 167 million barrels of oil equivalent in Libya at December 31, 2010. At June 30, 2011, the net book value of the Corporation’s exploration and production assets in Libya was approximately $400 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Overview (continued)
     Gulf of Mexico Update: The Corporation has filed Suspension of Operations (SOO) applications with the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) for licenses covering a total of 183 exploration blocks in the Gulf of Mexico as permitted by a recent BOEMRE National Notice to Lessees. These SOO applications seek approval for extension of the lease expiration terms for licenses where activities required to hold the licenses have been delayed due to circumstances outside of the control of the Corporation. The Corporation has also applied for, and is waiting for approval of, drilling permits on three exploration blocks. In addition, the Corporation has responded to the BOEMRE’s requested revisions to its previously submitted oil spill response plan for its Gulf of Mexico operations and is awaiting approval.
     Marketing and Refining
     M&R generated a loss of $39 million for the second quarter of 2011 compared to a loss of $19 million in the second quarter of 2010, primarily reflecting increased losses from refining and trading, which were partly offset by higher earnings from marketing operations.
     Results of Operations
     The after-tax results by major operating activity are summarized below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars, except per share data)
Exploration and Production	$747	$488	$1,726	$1,039
Marketing and Refining	(39)	(19)	—	68
Corporate	(42)	(42)	(70)	(90)
Interest expense	(59)	(52)	(120)	(104)

Net income attributable to Hess Corporation	$607	$375	$1,536	$913

Net income per share (diluted)	$1.78	$1.15	$4.52	$2.79

     Items Affecting the Comparability Between Periods
     The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect the comparability between periods. The items in the table below are explained and the pre-tax amounts are shown on pages 20 and 22.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Exploration and Production	$—	$—	$310	$58
Corporate	—	—	—	(7)

Total	$—	$—	$310	$51

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

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Comparison of Results
     Exploration and Production
     Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Sales and other operating revenues (*)	$2,698	$2,059	$5,311	$4,173
Other, net	(5)	14	339	68

Total revenues and non-operating income	2,693	2,073	5,650	4,241

Cost and expenses
Production expenses, including related taxes	599	440	1,130	917
Exploration expenses, including dry holes and lease impairment	257	172	570	323
General, administrative and other expenses	76	65	160	132
Depreciation, depletion and amortization	553	534	1,090	1,053

Total costs and expenses	1,485	1,211	2,950	2,425

Results of operations before income taxes	1,208	862	2,700	1,816
Provision for income taxes	461	374	974	777

Results of operations attributable to Hess Corporation	$747	$488	$1,726	$1,039

(*)	Amounts differ from E&P operating revenues in Note 13, Segment Information, primarily due to the exclusion of sales of hydrocarbons purchased from third parties.
     The changes in E&P earnings are primarily attributable to changes in selling prices, sales volumes, costs and expenses and asset sales as described below.
     Selling prices: Higher average realized selling prices, primarily of crude oil, increased E&P revenues by approximately $810 million and $1,405 million in the second quarter and first half of 2011, respectively, compared with the corresponding periods in 2010.
     The Corporation’s average selling prices were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Crude oil — per barrel (including hedging)
United States	$106.62	$72.99	$99.12	$73.68
Europe	87.75	56.21	85.84	55.72
Africa	97.74	63.54	90.04	62.96
Asia	113.44	78.01	111.91	75.99
Worldwide	97.20	64.81	92.05	64.22

Crude oil — per barrel (excluding hedging)
United States	$106.62	$72.99	$99.12	$73.68
Europe	87.75	56.21	85.84	55.72
Africa	118.19	77.03	110.39	76.50
Asia	113.44	78.01	111.91	75.99
Worldwide	102.73	70.15	97.37	69.61

Natural gas liquids — per barrel
United States	$61.57	$45.84	$59.43	$48.50
Europe	69.99	54.61	76.01	57.00
Asia	79.63	60.89	76.23	62.11
Worldwide	64.05	48.10	63.74	50.51

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Natural gas — per mcf
United States	$3.71	$3.65	$3.77	$4.12
Europe	8.97	5.35	8.55	5.38
Asia and other	5.94	6.09	5.85	6.23
Worldwide	5.93	5.57	5.89	5.75
     In October 2008, the Corporation closed its Brent crude oil hedges, covering 24,000 barrels per day through 2012, by entering into offsetting contracts with the same counterparty. The deferred after-tax loss as of the date the hedge positions were closed is being recorded in earnings as the contracts mature. The estimated annual after-tax loss from the closed positions is approximately $325 million in 2011 and 2012. Crude oil hedges reduced E&P earnings by $81 million in the second quarter and $162 million in the first half of 2011 ($128 million and $256 million before income taxes, respectively) and $84 million and $167 million in the second quarter and first half of 2010 ($133 million and $264 million before income taxes, respectively).
     Production and sales volumes: The Corporation’s crude oil and natural gas production was 372,000 boepd in the second quarter of 2011 down from 415,000 boepd in the same period of 2010. Production in the first half of 2011 was 385,000 boepd compared with 419,000 boepd for the same period in 2010. The decrease in the second quarter and first half of 2011 was due to lower production from Africa, primarily reflecting the suspension of production in Libya due to civil unrest, and the sale of certain natural gas producing assets in the United Kingdom in February 2011. The Corporation has lowered its full year production guidance to a range of 375,000 to 385,000 boepd, from 385,000 to 395,000 boepd, as a result of severe weather conditions that affected production operations in the Bakken oil shale play in North Dakota, a shut-in well at the outside operated Llano Field in the Gulf of Mexico and a fire in July 2011 at the Valhall Field, offshore Norway.
     The Corporation’s net daily worldwide production by region was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Crude oil (barrels per day)
United States	77	73	77	72
Europe	93	81	96	83
Africa	66	118	75	118
Asia	12	14	13	14

Total	248	286	261	287

Natural gas liquids (barrels per day)
United States	13	12	13	12
Europe	3	3	3	3
Asia	1	1	1	1

Total	17	16	17	16

Natural gas (mcf per day)
United States	100	102	103	100
Europe	72	140	89	148
Asia and other	471	437	451	445

Total	643	679	643	693

Barrels of oil equivalent per day (*)	372	415	385	419

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

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
          United States: Crude oil and natural gas production in the United States was higher in the second quarter and first half of 2011 compared to the corresponding periods in 2010, primarily due to new wells in the Bakken oil shale play, partly offset by lower production at the Shenzi Field. In addition, production from the Llano Field was lower in the second quarter of 2011 compared with the second quarter of 2010 due to a shut-in well.
          Europe: Crude oil production in the second quarter and first half of 2011 was higher compared to the same periods in 2010, primarily due to increased interests in the Valhall and Hod fields, offshore Norway. In the third quarter of 2010, the Corporation increased its interests in the Valhall and Hod fields from 28% and 25% to 64% and 63%, respectively. Natural gas production in the second quarter and first half of 2011 was lower than the corresponding periods in 2010, primarily due to the sale in February 2011 of certain natural gas producing assets in the United Kingdom North Sea. As a result of a fire in July 2011, production from the Valhall Field is temporarily shut-in until the investigation of the incident is complete.
          Africa: Crude oil production in Africa was lower in the second quarter and first half of 2011 compared to the corresponding periods in 2010, primarily due to the suspension of production in Libya, the exchange of the Corporation’s interests in Gabon in September 2010 for additional interests in the Valhall and Hod fields in Norway, lower production entitlement in Equatorial Guinea and Algeria as a result of higher selling prices and natural decline in Equatorial Guinea.
          Asia and other: The increase in natural gas production in the second quarter of 2011 compared to the second quarter of 2010 was principally due to higher nominations at the Joint Development Area of Malaysia/Thailand, and higher production from the Natuna A Field in Indonesia and the Pailin and Sinphuhorm fields in Thailand. Natural gas production was comparable in the first half of 2011 and 2010.
          Sales volumes: Lower sales volumes, primarily relating to crude oil, decreased revenue by approximately $170 million and $265 million in the second quarter and first half of 2011, respectively, compared with the corresponding periods of 2010.
     Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by approximately $170 million and $240 million in the second quarter and first half of 2011 compared with the same periods in 2010. The increase principally reflects higher operating and maintenance expenses together with increased production taxes as a result of higher selling prices.
     Depreciation, depletion and amortization charges were higher in the second quarter and first half of 2011 compared with the corresponding periods in 2010, principally reflecting increased production volumes from the Valhall and Bakken fields.
     E&P total production unit costs are expected to be in the range of $33.50 to $35.50 per barrel for the full year of 2011. E&P cash operating costs are expected to be in the range of $18 to $19 per barrel and depreciation, depletion and amortization expenses are expected to be in the range of $15.50 to $16.50 per barrel. These expected unit costs reflect the assumed shut-in of lower cost Libyan production for the remainder of 2011.
     Exploration expenses: Exploration expenses were higher in the second quarter and first half of 2011 compared with the corresponding periods in 2010 due to increases in dry hole, seismic and employee related expenses and higher lease impairment. Dry hole expense for 2011 was principally related to the Cherry well, in the North Red Sea Block 1, offshore Egypt.
     Income taxes: The effective income tax rate for E&P operations in the second quarter of 2011 was 38% compared to 43% for the second quarter of 2010, excluding items affecting the comparability between periods. This decrease was largely due to the suspension of Libyan operations in the first quarter of 2011. In July 2011, the United Kingdom enacted an additional 12% supplementary tax on petroleum operations with an effective date of March 24, 2011. As a result, the Corporation expects to record a charge of approximately $50 million in the third quarter. This charge consists of a provision of approximately $20 million representing the incremental tax on earnings from the effective date to the end of the second quarter and a charge of approximately $30 million to increase the deferred tax liability in the United Kingdom. The normalized E&P effective income tax rate for the year is expected to be in the range of 38% to 42%. The forecast includes the impact of the additional 12% supplementary tax on 2011 earnings and is based on the assumption that production from Libya will be shut-in for the remainder of the year.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Foreign exchange: The following currency gains (losses) related to E&P activities amounted to the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Pre-tax	$(8)	$(10)	$(9)	$(17)
After-tax	(3)	(4)	(5)	(6)
     Other, net: In the first quarter of 2011, the Corporation completed the sale of certain natural gas producing assets located in the United Kingdom North Sea resulting in income of $343 million ($310 million after income taxes). Results for the first quarter of 2010 included income of $58 million related to the sale of the Corporation’s interest in the Jambi Merang natural gas development project in Indonesia. These gains are reflected in the table of items affecting the comparability between periods on page 16.
     The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect the Corporation’s E&P business see the status of Libyan operations on page 15 and Item 1A. Risk Factors Related to Our Business and Operations in the December 31, 2010 Annual Report on Form 10-K.
     Marketing and Refining
     M&R activities generated a loss of $39 million in the second quarter and broke even in the first half of 2011 compared with a loss of $19 million in the second quarter and earnings of $68 million in the first half of 2010. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional M&R activities include a fluid catalytic cracking facility (FCC) in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
     Refining: Refining operations generated losses of $44 million and $92 million in the second quarter and first half of 2011, respectively, and losses of $31 million and $87 million for the corresponding periods of 2010.
      The Corporation’s after-tax losses from its equity investment in HOVENSA were $49 million and $97 million in the second quarter and first half of 2011, respectively, compared with losses of $4 million and $56 million, in the corresponding periods of 2010. Income tax benefits have not been recorded on the Corporation’s share of HOVENSA’s 2011 results due to cumulative operating losses. During the first half of 2011, HOVENSA shut down certain processing units on the west side of its refinery, which reduced its crude oil distillation capacity to 350,000 from 500,000 barrels per day, with no impact on the capacity of the coker or FCC unit. The decommissioning activities and other unplanned operational downtime impacted refinery utilization in the first half of 2011. The 2011 results were also impacted by higher fuel costs. The Corporation’s share of HOVENSA’s results for the second quarter and first six months of 2011 include income from LIFO inventory liquidations of $14 million and $54 million, respectively, resulting from the reduction in crude oil distillation capacity. During the first quarter of 2010, HOVENSA completed a planned turnaround of its FCC unit, at a cost to the Corporation of approximately $20 million, after income taxes.
     Port Reading’s earnings were $5 million in the second quarter and $7 million in the first half of 2011 compared with losses of $27 million in the second quarter and $31 million in the first half of 2010. During the second quarter of 2010, the Corporation completed a scheduled turnaround of the Port Reading refining facility and incurred after-tax costs of approximately $27 million. The pre-tax turnaround costs were reported as Other operating expenses in the Statement of Consolidated Income.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery	Three Months Ended		Six Months Ended
	capacity	June 30,		June 30,
	(thousands of
	barrels per day)	2011	2010	2011	2010
HOVENSA
Crude	350 (*)	86.7%	78.5%	81.0%	76.8%
Fluid catalytic cracker	150	77.8%	91.0%	71.7%	66.3%
Coker	58	96.0%	81.9%	69.0%	83.4%
Port Reading	70	93.6%	49.7%	93.8%	69.1%

(*)	HOVENSA’s crude oil refining capacity was reduced to 350,000 from 500,000 barrels per day in the first quarter of 2011.
     Marketing: Marketing operations, which consist principally of energy marketing and retail gasoline operations, generated earnings of $28 million and $96 million in the second quarter and first half of 2011, respectively, compared with $17 million and $138 million in the corresponding periods of 2010. The increase in earnings in the second quarter was primarily due to higher retail gasoline margins. The reduction in year-to-date earnings was primarily due to lower margins.
     The table below summarizes marketing sales volumes:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Refined petroleum product sales (thousands of barrels per day)
Gasoline	228	238	227	245
Distillates	114	112	124	119
Residuals	56	57	71	71
Other	28	28	24	39

Total refined petroleum product sales	426	435	446	474

Natural gas (thousands of mcf per day)	1,900	1,600	2,400	2,000
Electricity (megawatts round the clock)	4,100	3,900	4,200	4,200
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results from the trading partnership, amounted to losses of $23 million and $4 million in the second quarter and first half of 2011, respectively, compared with a loss of $5 million and income of $17 million in the corresponding periods of 2010.
     Marketing expenses were $530 million in the first half of 2011 up from $498 million for the same period a year ago, reflecting higher credit card fees and employee related expenses.
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

PART I — FINANCIAL INFORMATION (CONT’D.)
     Results of Operations (continued)
     Corporate
     The following table summarizes corporate expenses:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Corporate expenses (excluding items affecting comparability)	$67	$66	$116	$128
Income tax (benefits)	(25)	(24)	(46)	(45)

Net corporate expenses	42	42	70	83
Items affecting the comparability between periods, after-tax	—	—	—	7

Total corporate expenses, after-tax	$42	$42	$70	$90

     Excluding items affecting the comparability of earnings between periods, after-tax corporate expenses were lower in the first half of 2011 compared with the same period of 2010 mainly due to lower bank facility fees, insurance and employee related costs. In the first quarter of 2010, a charge of $11 million before income taxes ($7 million after-tax) was recorded for the purchase of the remaining $116 million of bonds that were scheduled to mature in 2011. This charge is reflected in the table of items affecting the comparability between periods on page 16.
     Interest Expense
     Interest expense was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Millions of dollars)
Total interest incurred	$99	$84	$200	$169
Less: capitalized interest	(2)	(1)	(4)	(2)

Interest expense before income taxes	97	83	196	167
Income tax (benefits)	(38)	(31)	(76)	(63)

After-tax interest expense	$59	$52	$120	$104

     The increase in interest incurred in the three and six months ended June 30, 2011 compared to the corresponding periods of 2010 principally reflects higher average borrowings following the issuance of $1.25 billion of 30-year bonds in August 2010.
     Sales and Other Operating Revenues
     Sales and other operating revenues increased by 27% and 18% in the second quarter and first half of 2011, compared with the corresponding periods of 2010, primarily due to higher crude oil and refined petroleum product selling prices, partially offset by lower crude oil and refined petroleum product sales volumes. The increase in cost of products sold principally reflects higher prices for refined petroleum products.
     Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	June 30,	December 31,
	2011	2010
	(Millions of dollars, except ratios)
Cash and cash equivalents	$2,194	$1,608
Short-term debt and current maturities of long-term debt	35	46
Total debt	5,541	5,583
Total equity	18,904	16,809
Debt to capitalization ratio (*)	22.7%	24.9%

(*)	Total debt as a percentage of the sum of total debt plus total equity.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Liquidity and Capital Resources (continued)
     Cash Flows
     The following table summarizes the Corporation’s cash flows:

	Six Months
	Ended June 30,
	2011	2010
	(Millions of dollars)
Net cash provided by (used in):
Operating activities	$2,824	$1,806
Investing activities	(2,155)	(1,542)
Financing activities	(83)	(263)

Net increase in cash and cash equivalents	$586	$1

     Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $2,824 million in the first half of 2011 compared with $1,806 million in the first half of 2010, reflecting higher earnings and a period over period decrease in the use of cash from changes in operating assets and liabilities of $454 million.
     Investing Activities: The following table summarizes the Corporation’s capital expenditures:

	Six Months
	Ended June 30,
	2011	2010
	(Millions of dollars)
Exploration and Production	$2,423	$1,636
Marketing, Refining and Corporate	34	53

Total	$2,457	$1,689

     During the first quarter of 2011, the Corporation received proceeds of $359 million from the sale of natural gas producing assets in the United Kingdom North Sea. In the first quarter of 2010, the Corporation received proceeds of $183 million from the sale of its interest in the Jambi Merang natural gas development project in Indonesia.
     Financing Activities: In the first half of 2011, net repayments of debt were $45 million compared to $157 million for the same period in 2010. Dividends paid were $102 million in the first half of 2011 ($98 million in the first half of 2010).
     Future Capital Requirements and Resources
     The Corporation now anticipates investing a total of approximately $6.2 billion in capital and exploratory expenditures during 2011, substantially all of which is targeted for E&P operations. The increase from the earlier guidance of $5.6 billion reflects additional investments in the Bakken and Eagle Ford shale plays as well as the recently announced Kurdistan exploration agreements. In the Corporation’s M&R operations, HOVENSA’s net refining margins continue to be impacted by higher fuel costs, which have adversely affected its liquidity position. The Corporation intends to continue providing its share of financial support for HOVENSA. The Corporation expects to fund its 2011 operations, including capital expenditures, dividends, pension contributions, required debt repayments and financial support for HOVENSA, with existing cash on-hand, cash flow from operations, proceeds from asset sales and its available credit facilities. If conditions were to change, such as a significant decrease in commodity prices or an increase in capital expenditures, the Corporation would take steps to protect its financial flexibility and may pursue other sources of liquidity, including the issuance of debt securities, the issuance of equity securities, and/or asset sales.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Liquidity and Capital Resources (continued)
     The table below summarizes the capacity, usage, and available capacity of the Corporation’s borrowing and letter of credit facilities at June 30, 2011:

	Expiration			Letters of		Available
	Date	Capacity	Borrowings	Credit Issued	Total Used	Capacity
		(Millions of dollars)
Revolving credit facility	April 2016	$4,000	$—	$432	$432	$3,568
Asset-backed credit facility	July 2012 (a)	449	—	362	362	87
Committed lines	Various (b)	2,825	—	824	824	2,001
Uncommitted lines	Various (b)	514	—	514	514	—

Total		$7,788	$—	$2,132	$2,132	$5,656

(a)	Total capacity of $1 billion subject to the amount of eligible receivables posted as collateral.

(b)	Committed and uncommitted lines have expiration dates through 2014.
     In April 2011, the Corporation entered into a new $4 billion syndicated revolving credit facility that matures in April 2016. The new facility, which replaced a $3 billion facility that was scheduled to mature in May 2012, can be used for borrowings and letters of credit. Borrowings on the facility bear interest at 1.25% above the London Interbank Offered Rate. A facility fee of 0.25% per annum is also payable on the amount of the facility. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The restrictions on the amount of total borrowings and secured debt are consistent with the previous facility.
     The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its M&R operations. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit of up to $1 billion subject to the availability of sufficient levels of eligible receivables. At June 30, 2011, outstanding letters of credit under this facility were collateralized by a total of $996 million of accounts receivable, which are held by a wholly owned subsidiary. These receivables are only available to pay the general obligations of the Corporation after satisfaction of the outstanding obligations under the asset-backed facility.
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     The Corporation’s long-term debt agreements contain a financial covenant that restricts the amount of total borrowings and secured debt. At June 30, 2011, the Corporation is permitted to borrow up to an additional $26 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $4.8 billion of secured debt at June 30, 2011.
     The Corporation’s $2.1 billion of letters of credit outstanding at June 30, 2011 were primarily issued to satisfy margin requirements. See also Note 10, Risk Management and Trading Activities.
     Off-balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $391 million at June 30, 2011 compared with $394 million at December 31, 2010. The Corporation’s debt to capitalization ratio at June 30, 2011 would increase from 22.7% to 23.9% if the leases were included as debt.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from certain suppliers other than PDVSA. At June 30, 2011, the guarantee amounted to $125 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.

PART I — FINANCIAL INFORMATION (CONT’D.)
     Market Risk Disclosures
     As discussed in Note 10, Risk Management and Trading Activities, in the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities are referred to as energy marketing and corporate risk management activities. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas, electricity and refined petroleum products.
     Value at Risk: The Corporation uses value at risk to monitor and control commodity risk within its risk management and trading activities. The value at risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. Results may vary from time to time as strategies change in trading activities or hedging levels change in risk management activities. The potential change in fair value based on commodity price risk is presented in the energy marketing and corporate risk management and trading activities sections below.
     Energy Marketing and Corporate Risk Management Activities
     The Corporation uses energy commodity derivatives in its energy marketing and corporate risk management activities. The Corporation estimates that at June 30, 2011, the value at risk for these activities was $9 million compared with $5 million at December 31, 2010. The results may vary from time to time as hedge levels change.
     The Corporation’s risk exposure to foreign currency and interest rate movements did not differ significantly from the levels shown in Item 7A of the Corporation’s 2010 Form 10-K.
     Trading Activities
     The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.
     Total net realized gains (losses) for the three and six months ending June 30, 2011 amounted to $(111) million and $59 million, respectively, compared to gains of $154 million and $312 million for the corresponding periods in 2010. The following table provides an assessment of the factors affecting the changes in fair value of trading activities:

	Six Months
	Ended June 30,
	2011	2010
	(Millions of dollars)
Fair value of contracts outstanding at January 1	$94	$110
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at June 30	(149)	(55)
Reversal of fair value for contracts closed during the period	45	(23)
Fair value of contracts entered into during the period and still outstanding	(128)	499

Fair value of contracts outstanding at June 30	$(138)	$531

     The following table summarizes the sources of fair values of derivatives used in the Corporation’s trading activities at June 30, 2011:

	Instruments Maturing
	(Millions of dollars)
					2014
					and
Sources of Fair Value	Total	2011	2012	2013	beyond
Level 1	$115	$79	$34	$4	$(2)
Level 2	(603)	(626)	10	6	7
Level 3	350	411	(62)	(35)	36

Total	$(138)	$(136)	$(18)	$(25)	$41

PART I — FINANCIAL INFORMATION (CONT’D.)
     Market Risk Disclosures (continued)
     The Corporation estimates that the value at risk for trading activities, including commodities, was $16 million at June 30, 2011 compared with $14 million at December 31, 2010. The value at risk for trading activities may vary from time to time as strategies change to capture potential market rate movements.
     The following table summarizes the fair values of net receivables relating to the Corporation’s trading activities and the credit ratings of counterparties at June 30, 2011 (in millions):

Investment grade determined by outside sources	$362
Investment grade determined internally (*)	233
Less than investment grade	96

Fair value of net receivables outstanding at end of period	$691

(*)	Based on information provided by counterparties and other available sources.
     Forward-looking Information
     Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, including references to the Corporation’s future results of operations and financial position, liquidity and capital resources, capital expenditures, oil and gas production, tax rates, debt repayment, hedging, derivative and market risk disclosures and off-balance sheet arrangements, include forward-looking information. These sections typically include statements with words such as “anticipate”, “estimate”, “expect”, “forecast”, “guidance”, “could”, “may”, “should”, “would” or similar words, indicating that future outcomes are uncertain. Forward-looking disclosures are based on the Corporation’s current understanding and assessment of these activities and reasonable assumptions about the future. Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors.

PART I — FINANCIAL INFORMATION (CONT’D.)
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
Item 4. Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2011.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

10(1)	Five-Year Credit Agreement dated as of April 14, 2011 between the Registrant, certain subsidiaries of the Registrant, J.P. Morgan Chase Bank, N.A., as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant dated April 14, 2011.

10(2)	Hess Corporation Performance Incentive Plan for Senior Officers, as amended, approved by stockholders on May 4, 2011, incorporated by reference to Annex A to the definitive proxy statement of Registrant dated March 25, 2011.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Label Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

101(DEF)	XBRL Definition Linkbase Document

b.	Reports on Form 8-K
During the quarter ended June 30, 2011, Registrant filed the following reports on Form 8-K:
(i)	Filing dated May 10, 2011 under Item 5.02 reporting compensatory arrangement of certain officers and submission of matters to a vote of security holders under Item 5.07.

(ii)
Filing dated April 27, 2011 reporting under Items 2.02 and 9.01 a news release dated April 27, 2011 reporting results for the first quarter of 2011 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Hess Corporation, and John P. Rielly, Senior Vice President and Chief Financial Officer, at a public conference call held April 27, 2011.

(iii)	Filing dated April 18, 2011 reporting a five-year credit agreement between the Corporation and J.P. Morgan Chase Bank, N.A., as lender and administrative agent and the other lenders party thereto.

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

Date: August 5, 2011