Form 10-Q
period 2011-09-30
HESS CORP
filed 2011-11-04
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At September 30, 2011, there were 339,899,800 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Millions of dollars, except per share data)
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$8,665	$7,864	$28,733	$24,855
Income (loss) from equity investment in HOVENSA L.L.C.	(36)	(83)	(133)	(174)
Other, net	97	1,172	447	1,242

Total revenues and non-operating income	8,726	8,953	29,047	25,923

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	6,181	5,330	20,062	17,186
Production expenses	609	475	1,739	1,392
Marketing expenses	266	232	796	730
Exploration expenses, including dry holes and lease impairment	199	225	769	548
Other operating expenses	43	39	127	171
General and administrative expenses	177	151	515	465
Interest expense	94	94	290	261
Depreciation, depletion and amortization	586	584	1,732	1,684
Asset impairments	358	532	358	532

Total costs and expenses	8,513	7,662	26,388	22,969

INCOME BEFORE INCOME TAXES	213	1,291	2,659	2,954
Provision (benefit) for income taxes	(54)	200	849	899

NET INCOME	267	1,091	1,810	2,055
Less: Net income (loss) attributable to noncontrolling interests	(31)	(63)	(24)	(12)

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$298	$1,154	$1,834	$2,067

NET INCOME PER SHARE ATTRIBUTABLE TO HESS CORPORATION
BASIC	$.89	$3.54	$5.45	$6.36
DILUTED	.88	3.52	5.40	6.31
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	340.2	327.6	339.8	327.3
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.30	$.30
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2011	2010
	(Millions of dollars;
	thousands of shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$827	$1,608
Accounts receivable
Trade	3,828	4,478
Other	335	240
Inventories	1,516	1,452
Other current assets	973	1,002

Total current assets	7,479	8,780

INVESTMENTS IN AFFILIATES	391	443

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	40,432	35,703
Less reserves for depreciation, depletion, amortization and lease impairment	16,265	14,576

Property, plant and equipment — net	24,167	21,127

GOODWILL	2,383	2,408
DEFERRED INCOME TAXES	2,322	2,167
OTHER ASSETS	597	471

TOTAL ASSETS	$37,339	$35,396

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$3,486	$4,274
Accrued liabilities	2,258	2,567
Taxes payable	818	726
Short-term debt and current maturities of long-term debt	44	46

Total current liabilities	6,606	7,613

LONG-TERM DEBT	5,548	5,537
DEFERRED INCOME TAXES	3,157	2,995
ASSET RETIREMENT OBLIGATIONS	1,881	1,203
OTHER LIABILITIES AND DEFERRED CREDITS	1,233	1,239

Total liabilities	18,425	18,587

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00 Authorized — 600,000 shares Issued — 339,900 shares at September 30, 2011; 337,681 shares at December 31, 2010	340	338
Capital in excess of par value	3,369	3,256
Retained earnings	15,991	14,254
Accumulated other comprehensive income (loss)	(867)	(1,159)

Total Hess Corporation stockholders’ equity	18,833	16,689
Noncontrolling interests	81	120

Total equity	18,914	16,809

TOTAL LIABILITIES AND EQUITY	$37,339	$35,396

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months
	Ended September 30,
	2011	2010
	(Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,810	$2,055
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,732	1,684
Asset impairments	358	532
Exploratory dry hole costs and lease impairment	434	308
Provision (benefit) for deferred income taxes	(224)	(242)
(Income) loss from equity investment in HOVENSA L.L.C.	133	174
Gains on asset sales	(446)	(1,208)
Stock compensation expense	77	84
Changes in operating assets and liabilities and other	(28)	(335)

Net cash provided by operating activities	3,846	3,052

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,891)	(3,151)
Proceeds from asset sales	490	183
Other, net	(74)	(25)

Net cash used in investing activities	(4,475)	(2,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	14	1,261
Repayments	(50)	(168)
Cash dividends paid	(136)	(131)
Other, net	20	(30)

Net cash provided by (used in) financing activities	(152)	932

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(781)	991
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,608	1,362

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$827	$2,353

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
     The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at September 30, 2011 and December 31, 2010 and the consolidated results of operations for the three and nine month periods ended September 30, 2011 and 2010 and the consolidated cash flows for the nine month periods ended September 30, 2011 and 2010. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
2. Libyan Operations
     In response to civil unrest in Libya, a number of measures were taken by the international community in the first quarter of 2011, including the imposition of economic sanctions. As a consequence of the civil unrest and the sanctions, the Corporation delivered force majeure notices to the Libyan government relating to the agreements covering its exploration and production interests in order to protect its rights while it is temporarily prevented from fulfilling its obligations and benefiting from the rights granted by those agreements. During the third quarter, the United States Department of the Treasury’s Office of Foreign Assets Control issued general licenses which permit the Corporation to engage with the Libyan National Oil Company, with certain exceptions. Due to continuing security concerns, these force majeure declarations remain in place and the Corporation is currently unable to determine when or if it will resume operations in Libya. The Corporation’s Libyan production averaged 23,000 barrels of oil equivalent per day (boepd) for the full year of 2010 and 14,000 boepd for the first quarter of 2011. Production was suspended in the first quarter of 2011. The Corporation had proved reserves of 167 million barrels of oil equivalent in Libya at December 31, 2010. At September 30, 2011, the net book value of the Corporation’s exploration and production assets in Libya was approximately $400 million.
3. Acquisitions and Divestitures
     The Corporation entered into agreements to acquire approximately 85,000 net acres in the Utica Shale play in eastern Ohio for $750 million, principally through the acquisition of Marquette Exploration LLC (Marquette), which closed in August 2011. This acquisition strengthens the Corporation’s portfolio of unconventional assets. The acquisition of Marquette has been accounted for as a business combination and the assets acquired and the liabilities assumed were recorded at fair value. The estimated fair value was based on a valuation approach using market related data which is a Level 3 measurement. The majority of the purchase price was assigned to unproved properties and the remainder to producing wells and working capital. This transaction is subject to normal post closing adjustments. See also Note 17, Subsequent Events.
     In August 2011, the Corporation completed the sale of its interests in the Snorre Field (Hess 1%), offshore Norway and the Cook Field (Hess 28%) in the United Kingdom North Sea for cash proceeds of $131 million, after closing adjustments. These disposals resulted in non-taxable gains totalling $103 million, which have been included in Other, net in the Statement of Consolidated Income. These assets were producing at a combined net rate of approximately 2,500 boepd at the time of sale. The total combined net book value of the disposed assets prior to the sale was $28 million, including allocated goodwill of $11 million.
     In February 2011, the Corporation completed the sale of its interests in the Easington Catchment Area (Hess 30%), the Bacton Area (Hess 23%), the Everest Field (Hess 19%) and the Lomond Field (Hess 17%) in the United Kingdom North Sea for cash proceeds of $359 million, after closing adjustments. These disposals resulted in pre-tax gains totalling $343 million ($310 million after income taxes), which have been included in Other, net in the Statement of Consolidated Income. These assets had a productive capacity of approximately 15,000 boepd. The total combined net book value of the disposed assets prior to the sale was $16 million, including allocated goodwill of $14 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In September 2010, the Corporation completed the exchange of its interests in Gabon and the Clair Field in the United Kingdom for additional interests of 28% and 25%, respectively, in the Valhall and Hod fields in Norway. This exchange was recorded at fair value and resulted in a pre-tax gain of $1,150 million ($1,072 million after income taxes) which has been included in Other, net in the Statement of Consolidated Income. In September 2010, the Corporation also separately acquired additional interests of 8% and 13% in the Valhall and Hod fields, respectively, for $507 million in cash.
4. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2011	2010
	(Millions of dollars)
Crude oil and other charge stocks	$589	$496
Refined petroleum products and natural gas	1,747	1,528
Less: LIFO adjustment	(1,318)	(995)

	1,018	1,029
Merchandise, materials and supplies	498	423

Total inventories	$1,516	$1,452

5. Refining Joint Venture
     The Corporation accounts for its investment in HOVENSA L.L.C. (HOVENSA), which is included in Investments in affiliates in the Consolidated Balance Sheet, using the equity method. Summarized financial information for HOVENSA follows:

	September 30,	December 31,
	2011	2010
	(Millions of dollars)
Summarized balance sheet
Cash and cash equivalents	$3	$45
Other current assets	535	668
Net fixed assets	1,926	1,987
Other assets	23	27
Current liabilities	(1,230)	(1,001)
Long-term debt	(523)	(706)
Deferred liabilities and credits	(126)	(135)

Members’ equity	$608	$885

Carrying value of Hess Corporation’s equity investment (*)	$26	$158

(*)	In addition, the Corporation has prepaid $119 million to HOVENSA for inventory purchases at September 30, 2011.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Summarized income statement
Total revenues	$3,617	$3,276	$10,198	$9,188
Cost and expenses	(3,693)	(3,439)	(10,477)	(9,531)

Net income (loss)	$(76)	$(163)	$(279)	$(343)

Hess Corporation’s income (loss) from equity investment in HOVENSA L.L.C. (*)	$(36)	$(83)	$(133)	$(174)

(*)	Reflects the amortization of basis differences between the carrying value of the Corporation’s investment and its equity in the net assets of HOVENSA.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Capitalized Exploratory Well Costs
     The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the nine months ended September 30, 2011 (in millions):

Balance at January 1	$1,783
Additions to capitalized exploratory well costs pending the determination of proved reserves	534
Reclassification to wells, facilities, and equipment based on the determination of proved reserves	(168)
Capitalized exploratory well costs charged to expense	(70)
Dispositions	(12)

Balance at end of period	$2,067

     Capitalized exploratory well costs charged to expense in the preceding table excludes $132 million of exploratory well costs which were incurred and subsequently expensed in 2011. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,320 million at September 30, 2011. Approximately 38% of the capitalized well costs in excess of one year relates to the Pony project in the deepwater Gulf of Mexico, where development planning is progressing with sanction targeted for 2012. Approximately 30% relates to Block WA-390-P, offshore Western Australia, where further drilling and other appraisal and commercial activities are ongoing. Approximately 20% relates to Area 54, offshore Libya, where force majeure has been declared following the civil unrest in Libya. The remainder of the capitalized well costs in excess of one year relates to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.
7. Asset Impairments
     In the third quarter of 2011, the Corporation recorded impairment charges of $358 million ($140 million after income taxes) related to increases in the Corporation’s estimated abandonment liabilities primarily for non-producing properties which resulted in the book value of the properties exceeding their fair value. See Note 8, Asset Retirement Obligations. The Corporation’s estimated fair values for these properties were determined using a valuation approach based on market related data (Level 3 fair value measurement). In September 2010, the Corporation recorded a charge of $532 million ($334 million after income taxes) to fully impair the carrying value of its 55% interest in the West Mediterranean Block 1 concession, located offshore Egypt.
8. Asset Retirement Obligations
     The following table describes changes to the Corporation’s asset retirement obligations:

	September 30,	December 31,
	2011	2010
	(Millions of dollars)
Asset retirement obligations at beginning of period	$1,358	$1,297
Liabilities incurred	25	255
Liabilities settled or disposed of	(75)	(282)
Accretion expense	70	78
Revisions of estimates	757	(6)
Foreign currency translation	(10)	16

Asset retirement obligations at end of period	2,125	1,358
Less: current obligations	244	155

Long-term obligations at end of period	$1,881	$1,203

     The revisions in 2011 reflect changes in estimated abandonment obligations resulting from certain changes to expected decommissioning procedures and increases to services and equipment costs.

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
10. Foreign Currency
     Pre-tax foreign currency gains (losses) amounted to the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Pre-tax foreign currency gains (losses)	$(9)	$5	$(18)	$(10)

11. Retirement Plans
     Components of net periodic pension cost consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Service cost	$15	$12	$43	$36
Interest cost	23	22	67	66
Expected return on plan assets	(28)	(21)	(82)	(63)
Amortization of net loss	13	12	35	36

Pension expense	$23	$25	$63	$75

     In 2011, the Corporation expects to contribute approximately $190 million to its pension plans. Through September 30, 2011, the Corporation contributed $148 million of this amount.
12. Income Taxes
The provision (benefit) for income taxes consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Current	$169	$380	$1,073	$1,141
Deferred	(252)	(180)	(253)	(242)
Adjustment to deferred tax liability for foreign income tax rate change (*)	29	—	29	—

Total provision (benefit) for incomes taxes	$(54)	$200	$849	$899

(*)	Reflects the July 2011 increase in the supplementary tax on petroleum operations to 32% from 20% in the United Kingdom.

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
     The table below shows the gross volume of the Corporation’s energy marketing commodity contracts outstanding:

	September 30,	December 31,
	2011	2010
Crude oil and refined petroleum products (millions of barrels)	27	30
Natural gas (millions of mcf)	2,532	2,210
Electricity (millions of megawatt hours)	242	301
     The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges are recognized currently in earnings. Revenues from the sales contracts are recognized in Sales and other operating revenues, while supply contract purchases and net settlements from financial derivatives related to these energy marketing activities are recognized in Cost of products sold. Net realized and unrealized pre-tax gains on derivative contracts not designated as hedges amounted to $8 million and $50 million for the three months ended September 30, 2011 and 2010, respectively, and $36 million and $162 million for the nine months ended September 30, 2011 and 2010, respectively.
     At September 30, 2011, a portion of energy marketing commodity contracts are designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly two years or less. For contracts outstanding at September 30, 2011, the maximum duration was approximately three years. The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of other comprehensive income. Amounts recorded in Accumulated other comprehensive income are reclassified into Cost of products sold in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized immediately in Cost of products sold.
     At September 30, 2011, the after-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income were $71 million ($147 million at December 31, 2010). The Corporation estimates that a loss of approximately $48 million will be reclassified into earnings over the next twelve months. During the three months ended September 30, 2011 and 2010, the Corporation reclassified after-tax losses from Accumulated other comprehensive income of $24 million and $56 million, respectively, and $77 million and $257 million for the nine months ended September 30, 2011 and 2010, respectively. The amounts reflected in earnings due to hedge ineffectiveness were a loss of $2 million and a gain of approximately $1 million for the three months ended September 30, 2011 and 2010, respectively, and a loss of $4 million and a gain of approximately $1 million for the nine months ended September 30, 2011 and 2010, respectively. As a result of changes in the fair value of energy marketing cash flow hedge positions, after-tax deferred losses increased by

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$4 million and $34 million for the three months ended September 30, 2011 and 2010, respectively, and $1 million and $193 million for the nine months ended September 30, 2011 and 2010, respectively.
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
     The table below shows the gross volume of the Corporate risk management derivative contracts outstanding:

	September 30,	December 31,
	2011	2010
Commodity, primarily crude oil (millions of barrels)	22	35
Foreign exchange (millions of U.S. Dollars)	$940	$1,025
Interest rate swaps (millions of U.S. Dollars)	$895	$310
     During 2008, the Corporation closed Brent crude oil cash flow hedges covering 24,000 barrels per day through 2012, by entering into offsetting contracts with the same counterparty. As a result, the valuation of those contracts is no longer subject to change due to price fluctuations. The deferred hedge loss as of the date that the hedges were closed is being recorded in earnings as the hedged transactions occur. There were no other open hedges of crude oil or natural gas production at September 30, 2011. Hedging activities decreased Exploration and Production Sales and other operating revenues by $131 million and $134 million for the three months ended September 30, 2011 and 2010, respectively ($82 million and $85 million after-tax, respectively), and $387 million and $398 million for the nine months ended September 30, 2011 and 2010, respectively ($244 million and $252 million after-tax, respectively). Hedging activities decreased Exploration and Production Sales and other operating revenues by $533 million for the year ended December 31, 2010 ($338 million after-tax). At September 30, 2011, the after-tax deferred losses in Accumulated other comprehensive income relating to the closed Brent crude oil hedges were $400 million ($638 million at December 31, 2010). The Corporation estimates that a loss of approximately $325 million will be reclassified into earnings over the next twelve months.
     At September 30, 2011, the Corporation had interest rate swaps with a gross notional amount of $895 million, which were designated as fair value hedges. Changes in fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense. During the three months ended September 30, 2011 and 2010, the Corporation recorded an increase of $42 million and $5 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt. During the nine months ended September 30, 2011 and 2010, the Corporation recorded an increase of $45 million and $12 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.
     Foreign exchange contracts are not designated as hedges. Gains or losses on foreign exchange contracts are recognized immediately in Other, net in Revenues and non-operating income.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Net realized and unrealized pre-tax gains (losses) on derivative contracts used for corporate risk management activities and not designated as hedges amounted to the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Commodity	$—	$—	$1	$(7)
Foreign exchange	(25)	48	(12)	(4)

Total	$(25)	$48	$(11)	$(11)

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
     The table below shows the gross volume of derivative contracts outstanding relating to trading activities:

	September 30,	December 31,
	2011	2010
Commodity
Crude oil and refined petroleum products (millions of barrels)	2,966	3,328
Natural gas (millions of mcf)	4,910	4,699
Electricity (millions of megawatt hours)	268	79
Foreign exchange (millions of U.S. Dollars)	$621	$506
Other
Interest rate (millions of U.S. Dollars)	$127	$205
Equity securities (millions of shares)	34	35
     Pre-tax gains (losses) recorded in Sales and other operating revenues from trading activities amounted to the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Commodity	$(5)	$(118)	$45	$26
Foreign exchange	7	2	(1)	8
Other	(52)	12	(42)	(5)

Total	$(50)	$(104)	$2	$29

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
		(Millions of dollars)
September 30, 2011
Assets
Derivative contracts
Commodity	$283	$1,288	$320	$(305)	$1,586
Foreign exchange	—	1	—	—	1
Interest rate and other	2	71	1	(1)	73
Collateral and counterparty netting	(58)	(220)	(20)	(133)	(431)

Total derivative contracts	227	1,140	301	(439)	1,229
Other assets measured at fair value on a recurring basis	10	90	—	(1)	99

Total assets	$237	$1,230	$301	$(440)	$1,328

Liabilities
Derivative contracts
Commodity	$(490)	$(1,645)	$(557)	$305	$(2,387)
Foreign exchange	—	(36)	—	—	(36)
Other	—	(61)	(7)	1	(67)
Collateral and counterparty netting	58	220	20	85	383

Total derivative contracts	(432)	(1,522)	(544)	391	(2,107)
Other liabilities measured at fair value on a recurring basis	—	(58)	(1)	1	(58)

Total liabilities	$(432)	$(1,580)	$(545)	$392	$(2,165)

December 31, 2010
Assets
Derivative contracts
Commodity	$65	$1,308	$883	$(304)	$1,952
Foreign exchange	—	1	—	—	1
Interest rate and other	—	17	—	—	17
Collateral and counterparty netting	(1)	(274)	(19)	(213)	(507)

Total derivative contracts	64	1,052	864	(517)	1,463
Other assets measured at fair value on a recurring basis	20	49	3	—	72

Total assets	$84	$1,101	$867	$(517)	$1,535

Liabilities
Derivative contracts
Commodity	$(324)	$(2,519)	$(474)	$304	$(3,013)
Foreign exchange	—	(12)	—	—	(12)
Other	—	(10)	—	—	(10)
Collateral and counterparty netting	1	274	19	34	328

Total derivative contracts	(323)	(2,267)	(455)	338	(2,707)
Other liabilities measured at fair value on a recurring basis	—	—	—	—	—

Total liabilities	$(323)	$(2,267)	$(455)	$338	$(2,707)

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The following table provides changes in financial assets and liabilities that are measured at fair value based on Level 3 inputs:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Balance at beginning of period	$372	$41	$412	$84
Unrealized gains (losses)
Included in earnings	(85)	105	19	163
Included in other comprehensive income	13	(18)	30	62
Purchases	415	347	1,932	782
Sales	(536)	(397)	(2,131)	(745)
Settlements	(162)	(1)	(194)	(46)
Transfers into Level 3	(222)	215	(211)	57
Transfers out of Level 3	(39)	12	(101)	(53)

Balance at end of period	$(244)	$304	$(244)	$304

     Purchases and sales in the table above primarily represent option premiums paid or received, respectively, during the reporting period. Settlements represent realized gains and losses on derivatives settled during the reporting period.
     The following table provides net transfers into and out of each level of the fair value hierarchy:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Transfers into Level 1	$(4)	$95	$(12)	$123
Transfers out of Level 1	39	89	318	23

	$35	$184	$306	$146

Transfers into Level 2	$28	$(8)	$34	$121
Transfers out of Level 2	198	(403)	(28)	(271)

	$226	$(411)	$6	$(150)

Transfers into Level 3	$(222)	$215	$(211)	$57
Transfers out of Level 3	(39)	12	(101)	(53)

	$(261)	$227	$(312)	$4

     The Corporation’s policy is to recognize transfers in and transfers out as of the end of the reporting period. Transfers between levels result from the passage of time as contracts move closer to their maturities, fluctuations in the market liquidity for certain contracts and/or changes in the level of significance of fair value measurement inputs.
     In addition to the financial assets and liabilities disclosed in the tables above, the Corporation had other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, for which the carrying value approximated their fair value at September 30, 2011 and December 31, 2010. Fixed-rate long-term debt had a carrying value of $5,583 million, compared with a fair value of $6,723 million at September 30, 2011, and a carrying value of $5,569 million, compared with a fair value of $6,353 million at December 31, 2010.

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The table below reflects the gross and net fair values of the Corporation’s risk management and trading derivative instruments:

	Accounts	Accounts
	Receivable	Payable
	(Millions of dollars)
September 30, 2011
Derivative contracts designated as hedging instruments
Commodity	$97	$(281)
Other	56	(3)

Total derivative contracts designated as hedging instruments	153	(284)

Derivative contracts not designated as hedging instruments (*)
Commodity	12,040	(12,657)
Foreign exchange	6	(41)
Other	60	(107)

Total derivative contracts not designated as hedging instruments	12,106	(12,805)

Gross fair value of derivative contracts	12,259	(13,089)
Master netting arrangements	(10,897)	10,897
Cash collateral (received) posted	(133)	85

Net fair value of derivative contracts	$1,229	$(2,107)

December 31, 2010
Derivative contracts designated as hedging instruments
Commodity	$225	$(483)
Other	10	(2)

Total derivative contracts designated as hedging instruments	235	(485)

Derivative contracts not designated as hedging instruments (*)
Commodity	11,581	(12,383)
Foreign exchange	7	(19)
Other	31	(32)

Total derivative contracts not designated as hedging instruments	11,619	(12,434)

Gross fair value of derivative contracts	11,854	(12,919)
Master netting arrangements	(10,178)	10,178
Cash collateral (received) posted	(213)	34

Net fair value of derivative contracts	$1,463	$(2,707)

(*)	Includes trading derivatives and derivatives used for risk management.
     Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net receivables at September 30, 2011 are concentrated with the following counterparty and customer industry segments: Integrated Oil Companies — 26%, Government Entities — 9%, Manufacturing — 8%, Financial Institutions — 7%, Refiners — 7%, Services — 7%, Trading Companies — 7% and Real Estate — 6%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At September 30, 2011 and December 31, 2010, the Corporation held cash from counterparties of $133 million and $213 million, respectively. The Corporation posted cash to counterparties at September 30, 2011 and December 31, 2010 of $85 million and $34 million, respectively.
     At September 30, 2011, the Corporation had a total of $1,671 million of outstanding letters of credit, primarily issued to satisfy margin requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of September 30, 2011, the

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
net liability related to derivatives with contingent collateral provisions was approximately $1,059 million before cash collateral posted of $11 million. At September 30, 2011, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of September 30, 2011, the Corporation would be required to post additional collateral of approximately $333 million.
14. Weighted Average Common Shares
     The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(In thousands)
Common shares — basic	337,380	325,452	336,721	325,166
Effect of dilutive securities
Restricted common stock	1,268	1,369	1,372	1,354
Stock options	1,574	813	1,745	822

Common shares — diluted	340,222	327,634	339,838	327,342

     The Corporation issued 2,201,445 stock options and 734,005 shares of restricted stock during the nine months ended September 30, 2011 and 2,768,715 stock options and 944,250 shares of restricted stock for the same period in 2010. The weighted average common shares used in the diluted earnings per share calculations excludes the effect of 4,180,000 and 2,763,000 out-of-the-money stock options for the three and nine months ended September 30, 2011 and 8,932,000 and 5,797,000 out-of-the-money stock options for the same periods in 2010.
15. Equity and Comprehensive Income
     The table below summarizes changes in equity:

	Hess
	Stockholders’	Noncontrolling
	Equity	Interests	Total Equity
	(Millions of dollars)
Balance at January 1, 2011	$16,689	$120	$16,809

Net income (loss)	1,834	(24)	1,810
Deferred gains (losses) on cash flow hedges, after-tax
Effect of hedge losses recognized in income	321	—	321
Net change in fair value of cash flow hedges	(8)	—	(8)
Change in post retirement plan liabilities, after-tax	22	—	22
Change in foreign currency translation adjustment and other	(43)	3	(40)

Comprehensive income (loss)	2,126	(21)	2,105

Activity related to restricted common stock awards, net	39	—	39
Employee stock options, including income tax benefits	105	—	105
Cash dividends declared	(102)	—	(102)
Noncontrolling interests, net	(24)	(18)	(42)

Balance at September 30, 2011	$18,833	$81	$18,914

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Hess
	Stockholders’	Noncontrolling
	Equity	Interests	Total Equity
	(Millions of dollars)
Balance at January 1, 2010	$13,384	$144	$13,528

Net income (loss)	2,067	(12)	2,055
Deferred gains (losses) on cash flow hedges, after-tax
Effect of hedge losses recognized in income	508	—	508
Net change in fair value of cash flow hedges	(226)	—	(226)
Change in post retirement plan liabilities, after-tax	24	—	24
Change in foreign currency translation adjustment and other	(8)	2	(6)

Comprehensive income (loss)	2,365	(10)	2,355

Activity related to restricted common stock awards, net	44	—	44
Employee stock options, including income tax benefits	54	—	54
Cash dividends declared	(98)	—	(98)
Noncontrolling interests, net	(19)	(36)	(55)

Balance at September 30, 2010	$15,730	$98	$15,828

16. Segment Information
     The Corporation’s results by operating segment were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Operating revenues
Exploration and Production	$2,217	$2,368	$7,760	$6,761
Marketing and Refining	6,479	5,535	21,071	18,205
Less: Transfers between affiliates	(31)	(39)	(98)	(111)

Total (*)	$8,665	$7,864	$28,733	$24,855

Net income (loss) attributable to Hess Corporation
Exploration and Production	$422	$1,277	$2,148	$2,316
Marketing and Refining	(23)	(38)	(23)	30
Corporate, including interest	(101)	(85)	(291)	(279)

Total	$298	$1,154	$1,834	$2,067

(*)	Operating revenues exclude excise and similar taxes of approximately $600 million and $565 million for the three months ended September 30, 2011 and 2010, respectively, and $1,750 million and $1,650 million for the nine months ended September 30, 2011 and 2010, respectively.
     Identifiable assets by operating segment were as follows:

	September 30,	December 31,
	2011	2010
	(Millions of dollars)
Exploration and Production	$31,122	$28,242
Marketing and Refining	5,663	6,377
Corporate	554	777

Total	$37,339	$35,396

PART I — FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
17. Subsequent Events
     In October 2011, the Corporation completed the acquisition of a 50% undivided interest in CONSOL Energy Inc.’s (CONSOL) approximately 200,000 acres, in the Utica Shale in eastern Ohio, for $59 million in cash at closing and funding of 50% of CONSOL’s share of the drilling costs up to $534 million within a 5-year period. Also, in October 2011, the Corporation acquired for $116 million in cash an additional 4% interest in the South Arne Field, offshore Denmark, increasing its interest to 62% from 58%.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Hess Corporation (the Corporation) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. The M&R segment manufactures refined petroleum products and purchases, markets and trades refined petroleum products, natural gas and electricity. The Corporation reported net income of $298 million in the third quarter of 2011 compared to $1,154 million in the third quarter of 2010. Net income for the third quarter of 2011 included net after-tax charges of $81 million and net income for the third quarter of 2010 had a net after-tax gain of $725 million, which affected the comparability of earnings between periods. For further discussion of the items affecting comparability, see pages 22 and 24.
Exploration and Production
     E&P reported net income of $422 million in the third quarter of 2011 compared to $1,277 million in the third quarter of 2010. Excluding items affecting comparability referenced above, E&P net income was $503 million and $552 million, respectively, for the same periods. In the third quarter of 2011, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $85.81 per barrel up from $64.81 per barrel in the third quarter of 2010. The Corporation’s average worldwide natural gas selling price was $5.74 per thousand cubic feet (mcf) in the third quarter of 2011 compared with $5.73 per mcf in the third quarter of 2010. Worldwide crude oil and natural gas production was 344,000 barrels of oil equivalent per day (boepd) in the third quarter of 2011 compared with 413,000 boepd in the same period of 2010, due to the suspension of production in Libya, production interruptions at the Valhall and Llano fields, the sale of certain natural gas producing assets in the United Kingdom in February 2011 and natural field declines, partially offset by higher production from the Bakken oil shale play in North Dakota. The Corporation forecasts its full year production to be at the low end of the previous guidance of 375,000 to 385,000 boepd.
     The following is an update of E&P activities:
•
In North Dakota, net production from the Bakken oil shale play was 32,000 boepd during the third quarter up from 25,000 boepd in the second quarter. The Corporation forecasts Bakken production will increase to 60,000 boepd in 2012 and 120,000 boepd in 2015.

•
The Corporation announced the acquisition of 185,000 net acres in the Utica Shale play in eastern Ohio. The Corporation entered into agreements to acquire approximately 85,000 net acres for $750 million, principally through the acquisition of Marquette Exploration LLC, which closed in August 2011. In October 2011, the Corporation completed the acquisition of a 50% undivided interest in CONSOL Energy Inc.’s (CONSOL) almost 200,000 acres in the Utica Shale play for $59 million in cash at closing and funding of 50% of CONSOL’s share of the drilling costs up to $534 million within a 5-year period. Appraisal activities on the Utica acreage are due to commence in the fourth quarter of 2011.

•
The Corporation and its partner sanctioned the development of the Tubular Bells Field in the deepwater Gulf of Mexico. The Corporation was also assigned an additional interest in the field increasing its interest to 57% from 40%, subject to government approval, and remains operator of the field.

•
In July 2011, the Corporation spud the Andalan well on the Semai V block, offshore Indonesia (Hess 100%). In September 2011, the operator of Block CA-1 in Brunei (Hess 14%) spud the Julong Centre well. These wells are expected to reach target depth in the fourth quarter.

     Status of Libyan Operations: In response to civil unrest in Libya, a number of measures were taken by the international community in the first quarter of 2011, including the imposition of economic sanctions. As a consequence of the civil unrest and the sanctions, the Corporation delivered force majeure notices to the Libyan government relating to the agreements covering its exploration and production interests in order to protect its rights while it is temporarily prevented from fulfilling its obligations and benefiting from the rights granted by those agreements. During the third quarter, the United States Department of the Treasury’s Office of Foreign Assets Control issued general licenses which permit the Corporation to engage with the Libyan National Oil Company, with certain exceptions. Due to continuing security concerns, these force majeure declarations remain in place and the Corporation is currently unable to determine when or if it will resume operations in Libya. The Corporation’s Libyan production averaged 23,000 barrels of oil equivalent per day (boepd) for the

PART I — FINANCIAL INFORMATION (CONT’D.)
Overview (continued)
full year of 2010 and 14,000 boepd for the first quarter of 2011. Production was suspended in the first quarter of 2011. The Corporation had proved reserves of 167 million barrels of oil equivalent in Libya at December 31, 2010. At September 30, 2011, the net book value of the Corporation’s exploration and production assets in Libya was approximately $400 million.
     Gulf of Mexico Update: The Corporation has filed 183 Suspension of Operations (SOO) requests with the Bureau of Safety and Environmental Enforcement (BSEE). The BSEE and the Bureau of Ocean Energy Management (BOEM) were established on October 1, 2011 thereby replacing the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE). Of those 183 SOO requests, 159 one year extensions have been approved. The remaining SOO requests are still pending. These SOO requests seek the BSEE’s approval for the extension of leases beyond their initial period where operations required to hold the leases have been delayed due to circumstances beyond the control of the Corporation. In addition, the Corporation has applied and received approval for exploration plans for two deepwater prospects and has applied for permits to drill these prospects. Further discussions have also been held with the BSEE concerning the Corporation’s oil spill response plan for its Gulf of Mexico operations, which is also awaiting approval.
Marketing and Refining
     M&R generated a loss of $23 million for the third quarter of 2011 compared to a loss of $38 million in the third quarter of 2010, primarily reflecting lower losses from refinery operations.
Results of Operations
     The after-tax results by major operating activity are summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Millions of dollars, except per share data)
Exploration and Production	$422	$1,277	$2,148	$2,316
Marketing and Refining	(23)	(38)	(23)	30
Corporate	(44)	(26)	(114)	(116)
Interest expense	(57)	(59)	(177)	(163)

Net income attributable to Hess Corporation	$298	$1,154	$1,834	$2,067

Net income per share (diluted)	$.88	$3.52	$5.40	$6.31

Items Affecting Comparability Between Periods
     The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods. The items in the table below are explained and the pre-tax amounts are shown on pages 22 and 24.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Exploration and Production	$(81)	$725	$244	$783
Corporate	—	—	—	(7)

Total	$(81)	$725	$244	$776

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

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Comparison of Results
Exploration and Production
     Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Sales and other operating revenues (*)	$2,137	$2,279	$7,448	$6,452
Other, net	97	1,157	436	1,225

Total revenues and non-operating income	2,234	3,436	7,884	7,677

Cost and expenses
Production expenses, including related taxes	609	475	1,739	1,392
Exploration expenses, including dry holes and lease impairment	199	225	769	548
General, administrative and other expenses	71	69	231	201
Depreciation, depletion and amortization	564	560	1,654	1,613
Asset impairments	358	532	358	532

Total costs and expenses	1,801	1,861	4,751	4,286

Results of operations before income taxes	433	1,575	3,133	3,391
Provision for income taxes	11	298	985	1,075

Results of operations attributable to Hess Corporation	$422	$1,277	$2,148	$2,316

(*)	Amounts differ from E&P operating revenues in Note 16, Segment Information, primarily due to the exclusion of sales of hydrocarbons purchased from third parties.
     The changes in E&P earnings are primarily attributable to changes in selling prices, sales volumes, costs and expenses and items affecting comparability between periods as described below.
     Selling prices: Higher average realized selling prices, primarily of crude oil, increased E&P revenues by approximately $490 million and $1,895 million in the third quarter and first nine months of 2011, respectively, compared with the corresponding periods in 2010.
     The Corporation’s average selling prices were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Crude oil — per barrel (including hedging)
United States	$95.12	$71.92	$97.71	$73.05
Europe	65.92	57.28	81.19	56.29
Africa	89.41	64.78	89.85	63.67
Asia	112.31	75.95	112.03	75.97
Worldwide	85.81	64.81	90.22	64.44

Crude oil — per barrel (excluding hedging)
United States	$95.12	$71.92	$97.71	$73.05
Europe	65.92	57.28	81.19	56.29
Africa	113.03	75.70	111.20	76.19
Asia	112.31	75.95	112.03	75.97
Worldwide	92.33	69.47	95.89	69.56

PART I — FINANCIAL INFORMATION (CONT’D.)
Result of Operations (continued)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Natural gas liquids — per barrel
United States	$57.72	$43.20	$58.86	$46.49
Europe	82.18	57.69	78.09	57.28
Asia	71.30	53.60	74.18	60.15
Worldwide	63.64	46.10	63.70	48.84

Natural gas — per mcf
United States	$3.43	$3.56	$3.66	$3.91
Europe	8.93	6.50	8.64	5.67
Asia and other	5.86	6.18	5.85	6.21
Worldwide	5.74	5.73	5.84	5.74
     In October 2008, the Corporation closed its Brent crude oil hedges, covering 24,000 barrels per day through 2012, by entering into offsetting contracts with the same counterparty. The deferred after-tax loss as of the date the hedge positions were closed is being recorded in earnings as the contracts mature. The estimated annual after-tax loss from the closed positions is approximately $325 million in 2011 and 2012. Crude oil hedges reduced E&P earnings by $82 million in the third quarter and $244 million in the first nine months of 2011 ($131 million and $387 million before income taxes, respectively) and $85 million and $252 million in the third quarter and nine months of 2010 ($134 million and $398 million before income taxes, respectively).
     Production and sales volumes: The Corporation’s crude oil and natural gas production was 344,000 boepd and 371,000 boepd in the third quarter and first nine months of 2011 compared with 413,000 boepd and 417,000 boepd for the same periods in 2010. The decrease in production in the third quarter and first nine months of 2011 was mainly due to the suspension of production in Libya, production interruptions at the Valhall and Llano fields, the sale of certain natural gas producing assets in the United Kingdom North Sea in February 2011 and natural field declines, partially offset by higher production from the Bakken oil shale play in North Dakota. The Corporation forecasts its full year production to be at the low end of the previous guidance of 375,000 to 385,000 boepd.
     The Corporation’s net daily worldwide production by region was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(In thousands)
Crude oil — barrels per day
United States	82	78	78	74
Europe	68	82	86	83
Africa	59	117	70	117
Asia	15	13	14	14

Total	224	290	248	288

Natural gas liquids — barrels per day
United States	13	15	13	13
Europe	3	3	3	3
Asia	1	—	1	1

Total	17	18	17	17

PART I — FINANCIAL INFORMATION (CONT’D.)
Result of Operations (continued)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(In thousands)
Natural gas — mcf per day
United States	102	120	103	107
Europe	55	104	78	133
Asia and other	458	406	453	432

Total	615	630	634	672

Barrels of oil equivalent per day (*)	344	413	371	417

(*)
Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table that begins on page 19.

               United States: Crude oil production in the United States was higher in the third quarter and first nine months of 2011 compared to the corresponding periods in 2010, due to new wells in the Bakken oil shale play, partly offset by lower production in the Gulf of Mexico, primarily due to a shut-in well at the Llano Field. Natural gas production was lower in the third quarter and first nine months of 2011 compared to the same periods in 2010, principally due to a shut-in well at the Llano Field.
               Europe: Crude oil production in the third quarter was lower compared to the same period in 2010, largely due to downtime at the Valhall and Hod fields, offshore Norway, resulting from a fire in early July, and maintenance at the Bittern and South Arne fields. Production from the Valhall and Hod fields resumed in mid September 2011. Production was higher in the first nine months of 2011 primarily due to increased interests in the Valhall and Hod fields. In the third quarter of 2010, the Corporation increased its interests in the Valhall and Hod fields to 64% and 63% from 28% and 25%, respectively. Natural gas production in the third quarter and first nine months of 2011 was lower than the corresponding periods in 2010, principally due to the sale in February 2011 of certain natural gas producing assets in the United Kingdom North Sea.
               Africa: Crude oil production in Africa was lower in the third quarter and first nine months of 2011 compared to the corresponding periods in 2010, due to the suspension of production in Libya, the exchange in September 2010 of the Corporation’s interests in Gabon for increased interests in Norway, lower production entitlement in Equatorial Guinea and Algeria, as a result of higher selling prices, and natural decline in Equatorial Guinea.
               Asia and other: The increase in natural gas production in the third quarter and first nine months of 2011 compared to the same periods in 2010, was principally due to higher production at the Joint Development Area of Malaysia/Thailand, and at the Pangkah Field in Indonesia.
               Sales volumes: Lower sales volumes, primarily relating to crude oil, decreased revenue by approximately $630 million and $900 million in the third quarter and first nine months of 2011, respectively, compared with the corresponding periods of 2010.
     Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by approximately $135 million and $375 million in the third quarter and first nine month of 2011 compared with the same periods in 2010. The increase principally reflects higher operating and maintenance expenses together with increased production taxes as a result of higher selling prices.
     Depreciation, depletion and amortization expenses were comparable in the third quarter of 2011 and 2010. Depreciation, depletion and amortization expenses were higher in the first nine months of 2011 compared to the same period in 2010, reflecting increased production volumes from the Valhall and Bakken fields, and higher per barrel rates, partially offset by lower production volumes in Africa.
     For the third quarter of 2011, E&P total production unit costs were $39.35 per barrel, which included cash operating costs of $21.51 per barrel and depreciation, depletion and amortization expenses of $17.84 per barrel. For the first nine months of 2011, E&P total production unit costs were $35.73 per barrel, which included cash operating costs of $19.42 per barrel and

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
depreciation, depletion and amortization expenses of $16.31 per barrel. For the fourth quarter of 2011, E&P total production unit costs are forecasted to be approximately $39.00 per barrel.
     Asset impairments: In third quarter of 2011, the Corporation recorded impairment charges of $358 million ($140 million after income taxes) related to increases in the Corporation’s estimated abandonment liabilities primarily for non-producing properties which resulted in the book value of the properties exceeding their fair value. In September 2010, the Corporation recorded a charge of $532 million ($334 million after income taxes) to fully impair the carrying value of its 55% interest in the deepwater section of the West Mediterranean Block 1 concession, located offshore Egypt. These charges are reflected in the table of items affecting comparability between periods on page 18.
     Exploration expenses: Exploration expenses in the third quarter of 2011 were down from the corresponding period in 2010, due to lower dry hole expenses. Exploration expenses were higher in the first nine months of 2011 compared to the same period in 2010, due to increases in dry hole costs, seismic and employee related expenses and higher lease impairment.
     Income taxes: Excluding items affecting comparability between periods, the effective income tax rate for E&P operations was 27% in the third quarter of 2011 compared to 44% for the third quarter of 2010, and was 37% for the first nine months of 2011 compared with 44% for the first nine months of 2010. This decrease was largely due to the suspension of Libyan operations in the first quarter of 2011 and the mix of earnings. Excluding items affecting comparability between periods, the E&P effective income tax rate for the year is expected to be in the range of 38% to 42%.
     In July 2011, the United Kingdom increased the supplementary tax rate on petroleum operations to 32% from 20% with an effective date of March 24, 2011. As a result, the Corporation recorded a charge of approximately $44 million in the third quarter. This charge consisted of a provision of $15 million representing the incremental tax on earnings from the effective date to the end of the second quarter and a charge of $29 million to increase the deferred tax liability in the United Kingdom.
     Foreign exchange: The following currency gains (losses) related to E&P activities amounted to the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Pre-tax	$(9)	$5	$(18)	$(11)
After-tax	(2)	(5)	(7)	(11)
     Other, net: In the third quarter of 2011, the Corporation sold its interests in the Snorre Field, offshore Norway and the Cook Field in the United Kingdom North Sea, which resulted in non-taxable gains totalling $103 million. In the first quarter of 2011, the Corporation sold certain natural gas producing assets located in the United Kingdom North Sea, which resulted in gains totalling $343 million ($310 million after income taxes). In the third quarter of 2010, the Corporation exchanged its interests in Gabon and the Clair Field in the United Kingdom for additional interests in the Valhall and Hod fields, both offshore Norway which resulted in a gain of $1,150 million (after tax gain of $1,072 million). In the first quarter of 2010, the Corporation sold its interest in the Jambi Merang natural gas development project in Indonesia resulting in a gain on sale of $58 million. These gains are reflected in the table of items affecting comparability between periods on page 18.
     The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect the Corporation’s E&P business, see the status of Libyan operations on pages 17 and 18 of this Form 10-Q and Item 1A. Risk Factors Related to Our Business and Operations in the December 31, 2010 Annual Report on Form 10-K.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Marketing and Refining
     M&R activities generated a loss of $23 million in both the third quarter and first nine months of 2011 compared with a loss of $38 million in the third quarter and earnings of $30 million in the first nine months of 2010. The Corporation’s downstream operations include HOVENSA L.L.C. (HOVENSA), a 50% owned refining joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA), which is accounted for using the equity method. Additional M&R activities include a fluid catalytic cracking facility (FCC) in Port Reading, New Jersey, as well as retail gasoline stations, energy marketing and trading operations.
     Refining: Refining operations generated losses of $38 million and $130 million in the third quarter and the first nine months of 2011, respectively, and losses of $50 million and $137 million for the corresponding periods of 2010.
     The Corporation’s losses from its equity investment in HOVENSA were $36 million and $133 million in the third quarter and first nine months of 2011, respectively, compared with after-tax losses of $51 million and $107 million, in the corresponding periods of 2010. Income tax benefits have not been recorded on the Corporation’s share of HOVENSA’s 2011 results due to cumulative operating losses. In the first half of 2011, HOVENSA shut down certain processing units on the west side of its refinery, which reduced its crude oil distillation capacity to 350,000 from 500,000 barrels per day, with no impact on the capacity of the coker or FCC unit. The decommissioning activities and other unplanned operational downtime impacted refinery utilization for the first nine months of 2011. The 2011 results were also impacted by higher fuel costs. The Corporation’s share of HOVENSA’s results for the first nine months of 2011 include income from LIFO inventory liquidations of $54 million resulting from the reduction in crude oil distillation capacity. During the first quarter of 2010, HOVENSA completed a planned turnaround of its FCC unit, at a cost to the Corporation of approximately $20 million, after income taxes.
     Port Reading broke even in the third quarter and its earnings were $7 million in the first nine months of 2011 compared with earnings of $2 million in the third quarter of 2010 and a loss of $29 million in the first nine months of 2010. During the second quarter of 2010, the Corporation completed a scheduled turnaround of the Port Reading refining facility and incurred after-tax costs of approximately $27 million. The pre-tax turnaround costs were reported as Other operating expenses in the Statement of Consolidated Income.
     The following table summarizes refinery capacity and utilization rates:

		Refinery utilization
	Refinery capacity	Three Months Ended September 30,		Nine Months Ended September 30,
	(thousands of
	barrels per day)	2011	2010	2011	2010
HOVENSA
Crude	350 (*)	84.9%	81.6%	82.3%	78.4%
Fluid catalytic cracker	150	79.2%	76.1%	74.3%	69.5%
Coker	58	91.0%	73.0%	76.4%	80.0%
Port Reading	70	90.0%	87.7%	92.5%	75.4%

(*)	HOVENSA’s crude oil refining capacity was reduced to 350,000 from 500,000 barrels per day in the first quarter of 2011.
     Marketing: Marketing operations, which consist principally of energy marketing and retail gasoline operations, generated earnings of $41 million and $137 million in the third quarter and first nine months of 2011, respectively, compared with $40 million and $178 million in the corresponding periods of 2010. The reduction in year-to-date earnings for 2011 compared with 2010, was primarily due to lower margins in energy marketing operations.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
     The table below summarizes marketing sales volumes:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Refined petroleum product sales (thousands of barrels per day)
Gasoline	222	253	226	247
Distillates	100	96	116	112
Residuals	53	56	65	66
Other	14	41	20	40

Total refined petroleum product sales	389	446	427	465

Natural gas (thousands of mcf per day)	1,800	1,700	2,200	1,900
Electricity (megawatts round the clock)	4,900	4,500	4,500	4,300
     The Corporation has a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results from the trading partnership, amounted to losses of $26 million and $30 million in the third quarter and first nine months of 2011, respectively, compared with losses of $28 million and $11 million in the corresponding periods of 2010.
     Marketing expenses were $796 million in the first nine months of 2011 up from $730 million for the same period a year ago, reflecting higher credit card fees and increased maintenance, environmental and employee related expenses.
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
Corporate
     The following table summarizes corporate expenses:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Corporate expenses (excluding items affecting comparability)	$72	$49	$188	$177
Income tax (benefits)	(28)	(23)	(74)	(68)

Net corporate expenses	44	26	114	109
Items affecting comparability between periods, after-tax	—	—	—	7

Total corporate expenses, after-tax	$44	$26	$114	$116

     Net corporate expenses were higher in the third quarter and first nine months of 2011 compared with the same periods of 2010 mainly due to higher employee related costs, insurance costs and an environmental charge. In the first quarter of 2010, a charge of $11 million before income taxes ($7 million after-tax) was recorded for the purchase of the remaining $116 million of bonds that were scheduled to mature in 2011. This charge is included in General and administrative expenses in the Statement of Consolidated Income and reflected in the table of items affecting comparability between periods on page 18.

PART I — FINANCIAL INFORMATION (CONT’D.)
Results of Operations (continued)
Interest Expense
     Interest expense was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Millions of dollars)
Total interest incurred	$98	$95	$298	$264
Less: capitalized interest	(4)	(1)	(8)	(3)

Interest expense before income taxes	94	94	290	261
Income tax (benefits)	(37)	(35)	(113)	(98)

After-tax interest expense	$57	$59	$177	$163

     The increase in interest incurred in the three and nine months ended September 30, 2011 compared to the corresponding periods of 2010, principally reflects higher average borrowings following the issuance of $1.25 billion of 30-year bonds in August 2010.
Consolidated Sales and Cost of Products Sold
     Sales and other operating revenues increased by 10% and 16% in the third quarter and first nine months of 2011, compared with the corresponding periods of 2010, primarily due to higher crude oil and refined petroleum product selling prices partially offset by lower crude oil and refined petroleum product sales volumes. The increase in Cost of products sold principally reflects higher prices for purchased refined petroleum products.
Liquidity and Capital Resources
     The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	September 30,	December 31,
	2011	2010
	(Millions of dollars, except ratios)
Cash and cash equivalents	$827	$1,608
Short-term debt and current maturities of long-term debt	44	46
Total debt	5,592	5,583
Total equity	18,914	16,809
Debt to capitalization ratio (*)	22.8%	24.9%

(*)	Total debt as a percentage of the sum of total debt plus total equity.
Cash Flows
     The following table summarizes the Corporation’s cash flows:

	Nine Months
	Ended September 30,
	2011	2010
	(Millions of dollars)
Net cash provided by (used in):
Operating activities	$3,846	$3,052
Investing activities	(4,475)	(2,993)
Financing activities	(152)	932

Net increase (decrease) in cash and cash equivalents	$(781)	$991

     Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $3,846 million in the first nine months of 2011 compared with $3,052 million in the first nine months of 2010, reflecting higher operating earnings and a period over period decrease in the use of cash from changes in operating assets and liabilities of $307 million.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
     Investing Activities: The following table summarizes the Corporation’s capital expenditures:

	Nine Months
	Ended September 30,
	2011	2010
	(Millions of dollars)
Exploration and Production	$4,824	$3,079
Marketing, Refining and Corporate	67	72

Total	$4,891	$3,151

     Capital expenditures for the first nine months of 2011 include a total of approximately $900 million for the acquisitions of Marquette Exploration LLC and interests in two exploration blocks in the Kurdistan region of Iraq. Capital expenditures for the first nine months of 2010 included $507 million for the acquisitions of an additional 8% interest in the Valhall Field and 13% interest in the Hod Field.
     In the third quarter of 2011, the Corporation received proceeds of $131 million from the sales of its interests in the Snorre Field, offshore Norway and the Cook Field in the United Kingdom North Sea. During the first quarter of 2011, the Corporation received proceeds of $359 million from the sale of natural gas producing assets in the United Kingdom North Sea. In the first quarter of 2010, the Corporation received proceeds of $183 million from the sale of its interest in the Jambi Merang natural gas development project in Indonesia.
     Financing Activities: In the first nine months of 2011, net repayments of debt were $36 million. Net borrowings were $1,093 million for the first nine months of 2010, largely reflecting the August 2010 issuance of $1,250 million of 30 year bonds. Dividends paid were $136 million in the first nine months of 2011 ($131 million in the first nine months of 2010).
Future Capital Requirements and Resources
     The Corporation now anticipates investing a total of approximately $7.2 billion in capital and exploratory expenditures during 2011, substantially all of which is targeted for E&P operations. The increase from the 2010 year-end guidance of $5.6 billion reflects acquisitions in the Utica Shale play in eastern Ohio, the Kurdistan region of Iraq and an additional 4% interest in the South Arne Field, offshore Denmark, as well as investments in the Bakken and Eagle Ford shale plays. In the Corporation’s M&R operations, HOVENSA’s operations continue to be impacted by weak refining margins including the effect of higher fuel costs, which have adversely affected its liquidity position. The Corporation intends to continue providing its share of financial support for HOVENSA. The Corporation expects to fund its operations, including capital expenditures, dividends, pension contributions, required debt repayments and financial support for HOVENSA, with existing cash on-hand, cash flows from operations, proceeds from asset sales and its available credit facilities. If conditions were to change, such as a significant decrease in commodities prices, the Corporation would take steps to protect its financial flexibility and may pursue other sources of liquidity, including the issuance of debt securities, the issuance of equity securities, and/or additional asset sales.
     The table below summarizes the capacity, usage, and available capacity of the Corporation’s borrowing and letter of credit facilities at September 30, 2011:

	Expiration			Letters of		Available
	Date	Capacity	Borrowings	Credit Issued	Total Used	Capacity
			(Millions of dollars)
Revolving credit facility	April 2016	$4,000	$—	$244	$244	$3,756
Asset-backed credit facility	July 2012 (a)	455	—	362	362	93
Committed lines	Various (b)	2,725	—	577	577	2,148
Uncommitted lines	Various (b)	488	—	488	488	—

Total		$7,668	$—	$1,671	$1,671	$5,997

(a)	Total capacity of $1 billion subject to the amount of eligible receivables posted as collateral.

(b)	Committed and uncommitted lines have expiration dates through 2014.

PART I — FINANCIAL INFORMATION (CONT’D.)
Liquidity and Capital Resources (continued)
     In April 2011, the Corporation entered into a new $4 billion syndicated revolving credit facility that matures in April 2016. The new facility, which replaced a $3 billion facility that was scheduled to mature in May 2012, can be used for borrowings and letters of credit. Borrowings on the facility bear interest at 1.25% above the London Interbank Offered Rate. A facility fee of 0.25% per annum is also payable on the amount of the facility. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The restrictions on the amount of total borrowings and secured debt are consistent with the previous facility.
     The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its M&R operations. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit of up to $1 billion subject to the availability of sufficient levels of eligible receivables. At September 30, 2011, outstanding letters of credit under this facility were collateralized by a total of $925 million of accounts receivable, which are held by a wholly owned subsidiary. These receivables are only available to pay the general obligations of the Corporation after satisfaction of the outstanding obligations under the asset-backed facility.
     The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.
     The Corporation’s long-term debt agreements contain a financial covenant that restricts the amount of total borrowings and secured debt. At September 30, 2011, the Corporation is permitted to borrow up to an additional $25.9 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $4.8 billion of secured debt at September 30, 2011.
     The Corporation’s $1.7 billion of letters of credit outstanding at September 30, 2011 were primarily issued to satisfy margin requirements. See also Note 13, Risk Management and Trading Activities.
Off-balance Sheet Arrangements
     The Corporation has leveraged leases not included in its balance sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $388 million at September 30, 2011 compared with $394 million at December 31, 2010. If these leases were included as debt, the Corporation’s debt to capitalization ratio at September 30, 2011 would increase to 24.0% from 22.8%.
     The Corporation guarantees the payment of up to 50% of HOVENSA’s crude oil purchases from certain suppliers other than PDVSA. At September 30, 2011, the guarantee amounted to $158 million. This amount fluctuates based on the volume of crude oil purchased and related prices. In addition, the Corporation has agreed to provide funding up to a maximum of $15 million to the extent HOVENSA does not have funds to meet its senior debt obligations.
Market Risk Disclosures
     As discussed in Note 13, Risk Management and Trading Activities, in the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities are referred to as energy marketing and corporate risk management activities. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas, electricity and refined petroleum products.
     Value at Risk: The Corporation uses value at risk to monitor and control commodity risk within its risk management and trading activities. The value at risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. Results may vary from time to time as strategies change in trading activities or hedging levels change in risk management activities. The potential change in fair value based on commodity price risk is presented in the energy marketing and corporate risk management activities and trading activities sections below.

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosures (continued)
Energy Marketing and Corporate Risk Management Activities
     The Corporation uses energy commodity derivatives in its energy marketing and corporate risk management activities. The Corporation estimates that at September 30, 2011, the value at risk for these activities was $10 million compared with $5 million at December 31, 2010. The results may vary from time to time as hedge levels change.
     Fixed-rate long-term debt had a carrying value of $5,583 million, compared with a fair value of $6,723 million at September 30, 2011. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $245 million at September 30, 2011.
     The Corporation’s risk exposure to foreign currency movements did not differ significantly from the levels shown in Item 7A of the Corporation’s 2010 Form 10-K.
Trading Activities
     The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.
     Net realized gains and losses for the three and nine months ending September 30, 2011 amounted to a loss of $20 million and a gain of $39 million, respectively, compared to gains of $70 million and $382 million for the corresponding periods in 2010. The following table provides an assessment of the factors affecting the changes in the fair value of financial instruments and derivative commodity contracts used in trading activities:

	Nine Months
	Ended September 30,
	2011	2010
	(Millions of dollars)
Fair value of contracts outstanding at January 1	$94	$110
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at September 30	(103)	(71)
Reversal of fair value for contracts closed during the period	90	(154)
Fair value of contracts entered into during the period and still outstanding	(230)	280

Fair value of contracts outstanding at September 30	$(149)	$165

     The following table summarizes the sources of fair values of financial instruments and derivative commodity contracts used in the Corporation’s trading activities at September 30, 2011:

	Instruments Maturing
		(Millions of dollars)
					2014
					and
Sources of Fair Value	Total	2011	2012	2013	beyond
Level 1	$(195)	$208	$(351)	$(48)	$(4)
Level 2	309	(298)	552	64	(9)
Level 3	(263)	(53)	(259)	10	39

Total	$(149)	$(143)	$(58)	$26	$26

     The Corporation estimates that the value at risk for trading activities, including commodities, was $8 million at September 30, 2011 compared with $14 million at December 31, 2010. The value at risk for trading activities may vary from time to time as strategies change to capture potential market rate movements.

PART I — FINANCIAL INFORMATION (CONT’D.)
Market Risk Disclosures (continued)
     The following table summarizes the fair values of receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at September 30, 2011 (in millions):

Investment grade determined by outside sources	$295
Investment grade determined internally (*)	154
Less than investment grade	83

Fair value of net receivables outstanding at end of period	$532

(*)	Based on information provided by counterparties and other available sources.
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
Item 4. Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2011.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On July 25, 2011, the Virgin Islands Department of Planning and Natural Resources commenced an enforcement action against HOVENSA by issuance of documents titled “Notice Of Violation, Order For Corrective Action, Notice Of Assessment Of Civil Penalty, Notice Of Opportunity For Hearing” (the “NOV”). The NOV asserts violations of Virgin Islands Air Pollution Control laws and regulations arising out of odor incidents on St. Croix in May, 2011 and proposes total penalties of $210,000.
Item 6. Exhibits and Reports on Form 8-K.
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
b.       Reports on Form 8-K
During the quarter ended September 30, 2011, Registrant filed the following report on Form 8-K:
(i)
Filing dated July 27, 2011 reporting under Items 2.02 and 9.01 a news release dated July 27, 2011 reporting results for the second quarter of 2011 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Hess Corporation.

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
Date: November 4, 2011