Form 10-K
period 2011-12-31
HESS CORP
filed 2012-02-27
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $22,545,000,000 computed using the outstanding common shares and closing market price on June 30, 2011.

At December 31, 2011, there were 339,975,610 shares of Common Stock outstanding.

Part III is incorporated by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 2, 2012.

HESS CORPORATION

Form 10-K

PART I

Items 1 and 2.    Business and Properties

Hess Corporation (the Registrant) is a Delaware corporation, incorporated in 1920. The Registrant and its subsidiaries (collectively referred to as the Corporation or Hess) is a global integrated energy company that operates in two segments, Exploration and Production (E&P) and Marketing and Refining (M&R). The E&P segment explores for, develops, produces, purchases, transports and sells crude oil and natural gas. These exploration and production activities take place principally in Algeria, Australia, Azerbaijan, Brazil, Brunei, China, Denmark, Egypt, Equatorial Guinea, France, Ghana, Indonesia, the Kurdistan region of Iraq, Libya, Malaysia, Norway, Peru, Russia, Thailand, the United Kingdom and the United States (U.S.). The M&R segment manufactures refined petroleum products and purchases, markets and trades refined petroleum products, natural gas and electricity. The Corporation owns 50% of HOVENSA L.L.C. (HOVENSA), a joint venture in the U.S. Virgin Islands. In January 2012, HOVENSA announced a decision to shut down its refinery and operate the complex as an oil storage terminal. The Corporation also operates a refining facility, terminals, and retail gasoline stations, most of which include convenience stores, that are located on the East Coast of the United States.

Exploration and Production

The Corporation’s total proved developed and undeveloped reserves at December 31 were as follows:

	Crude Oil, Condensate & Natural Gas Liquids (c)		Natural Gas		Total Barrels of Oil Equivalent (BOE) (a)
	2011	2010	2011	2010	2011	2010
	(Millions of barrels)		(Millions of mcf)		(Millions of barrels)

Developed
United States	190	180	199	199	223	213
Europe (b)	212	210	273	424	258	281
Africa	194	215	63	54	204	224
Asia	25	22	677	638	138	128

	621	627	1,212	1,315	823	846

Undeveloped
United States	183	124	161	81	210	138
Europe (b)	282	256	290	295	331	305
Africa	56	55	8	9	57	56
Asia	27	42	752	898	152	192

	548	477	1,211	1,283	750	691

Total
United States	373	304	360	280	433	351
Europe (b)	494	466	563	719	589	586
Africa	250	270	71	63	261	280
Asia	52	64	1,429	1,536	290	320

	1,169	1,104	2,423	2,598	1,573	1,537

(a)	Reflects natural gas reserves converted on the basis of relative energy content of six mcf equals one barrel of oil equivalent (one mcf represents one thousand cubic feet). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table on page 8.

(b)	Proved reserves in Norway, which represented 23% and 22% of the Corporation’s total reserves at December 31, 2011 and 2010, respectively, were as follows:

	Crude Oil, Condensate & Natural Gas Liquids		Natural Gas		Total Barrels of Oil Equivalent (BOE)
	2011	2010	2011	2010	2011	2010
	(Millions of barrels)		(Millions of mcf)		(Millions of barrels)
Developed	108	97	137	157	131	123
Undeveloped	185	167	251	247	227	208

Total	293	264	388	404	358	331

(c)	Total natural gas liquids reserves were 113 million barrels (56 million barrels developed and 57 million barrels undeveloped) at December 31, 2011 and 102 million barrels (54 million barrels developed and 48 million barrels undeveloped) at December 31, 2010.

On a barrel of oil equivalent (boe) basis, 48% of the Corporation’s worldwide proved reserves were undeveloped at December 31, 2011 (45% at December 31, 2010). Proved reserves held under production sharing contracts at December 31, 2011 totaled 12% of crude oil and natural gas liquids reserves and 51% of natural gas reserves, compared with 15% of crude oil and natural gas liquids reserves and 51% of natural gas reserves at December 31, 2010. See the Supplementary Oil and Gas Data on pages 85 through 93 in the accompanying financial statements for additional information on the Corporation’s oil and gas reserves.

Worldwide crude oil, natural gas liquids and natural gas production was as follows:

	2011	2010	2009
Crude oil (thousands of barrels per day)
United States
Offshore	44	52	39
Onshore	37	23	21

	81	75	60

Europe
Russia	45	42	37
Norway*	20	16	13
United Kingdom	14	19	21
Denmark	10	11	12

	89	88	83

Africa
Equatorial Guinea	54	69	70
Libya	4	23	22
Algeria	8	11	14
Gabon	—	10	14

	66	113	120

Asia
Azerbaijan	6	7	8
Other	7	6	8

	13	13	16

Total	249	289	279

Natural gas liquids (thousands of barrels per day)
United States
Offshore	6	7	4
Onshore	7	7	7

	13	14	11

Europe*	3	3	3

Asia	1	1	—

Total	17	18	14

	2011	2010	2009
Natural gas (thousands of mcf per day)
United States
Offshore	61	70	55
Onshore	39	38	38

	100	108	93

Europe
Norway*	29	29	21
United Kingdom	41	93	118
Denmark	11	12	12

	81	134	151

Asia and Other
Joint Development Area of Malaysia/Thailand (JDA)	267	282	294
Thailand	84	85	85
Indonesia	56	50	65
Other	35	10	2

	442	427	446

Total	623	669	690

Barrels of oil equivalent (per day)**	370	418	408

*	Norway production for 2011 included 18 thousand barrels per day of crude oil, 1 thousand barrels per day of natural gas liquids and 15 thousand mcf per day of natural gas from the Valhall Field. Norway production for 2010 included 14 thousand barrels per day of crude oil, 1 thousand barrels per day of natural gas liquids and 13 thousand mcf per day of natural gas from the Valhall Field.

**	Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table on page 8.

A description of our significant E&P operations is as follows:

United States

At December 31, 2011, 28% of the Corporation’s total proved reserves were located in the United States. During 2011, 35% of the Corporation’s crude oil and natural gas liquids production and 16% of its natural gas production were from United States operations. The Corporation’s production in the United States was from offshore properties in the Gulf of Mexico, as well as onshore properties principally in the Williston Basin of North Dakota and in the Permian Basin of Texas.

Offshore:    The Corporation’s production offshore the United States was principally from the Shenzi (Hess 28%), Llano (Hess 50%), Conger (Hess 38%), Baldpate (Hess 50%), Hack Wilson (Hess 25%) and Penn State (Hess 50%) fields.

At the Shenzi Field, the operator is expected to complete initial installation of water injection equipment and drill additional development wells in 2012. At the outside operated Llano Field, a workover on a shut-in well, which was producing in excess of 10,000 net barrels of oil equivalent per day prior to shut-in, will be completed in 2012. Additional development drilling at the Llano Field is planned to commence during the second half of 2012.

During the third quarter of 2011, the Corporation, as operator, and its partner sanctioned the development of the Tubular Bells Field (Hess 57%) in the Mississippi Canyon Block 725 Area in the deepwater Gulf of Mexico. In 2012, field development will be advanced with the on-going construction of a floating production system and development drilling that is scheduled to start in the second quarter. First production is anticipated in 2014.

At the Pony prospect on Green Canyon Block 468 (Hess 100%), the Corporation has signed a non-binding agreement with the owners of the adjacent Knotty Head prospect on Green Canyon Block 512 that outlines a proposal to jointly develop the field. This agreement provides that the Corporation will be operator of the joint development. Negotiation of a joint operating agreement, including working interest percentages for the partners, and planning for the field development are progressing. The project is now targeted for sanction in 2013.

At December 31, 2011, the Corporation had interests in 289 blocks in the Gulf of Mexico, of which 267 were exploration blocks comprising 1,054,000 net undeveloped acres, with an additional 46,000 net acres held for production and development operations.

Onshore:    In North Dakota, the Corporation holds nearly 900,000 net acres in the Bakken oil shale play (Bakken). In 2012, the Corporation plans to invest approximately $1.9 billion for drilling and infrastructure in the Bakken. The Corporation plans to operate 16 rigs with five dedicated hydraulic fracturing crews in 2012. Infrastructure investments include completion of a crude oil rail loading and storage facility, which is due to become fully operational in the first quarter of 2012, and continuing expansion of the Tioga gas plant.

In Texas, the Corporation holds a 34% interest in the Seminole-San Andres Unit and is operator. The Corporation also holds more than 100,000 net acres in the Eagle Ford shale. First production from the Eagle Ford commenced in May 2011. During 2012, the Corporation plans to operate three rigs and drill approximately 25 to 30 wells.

In 2011, the Corporation entered into agreements to acquire approximately 85,000 net acres in the Utica Shale play in eastern Ohio for approximately $750 million, principally through the acquisition of Marquette Exploration, LLC. The Corporation also completed the acquisition of a 50% undivided interest in CONSOL Energy Inc.’s (CONSOL) nearly 200,000 acres in the Utica Shale play for $59 million in cash at closing and the agreement to fund 50% of CONSOL’s share of the drilling costs up to $534 million within a 5-year period. Appraisal of the Utica acreage commenced in the fourth quarter of 2011 and will continue during 2012 with the acquisition of seismic and the planned drilling of 29 wells.

Europe

At December 31, 2011, 37% of the Corporation’s total proved reserves were located in Europe (Norway 23%, United Kingdom 4%, Denmark 3% and Russia 7%). During 2011, 35% of the Corporation’s crude oil and natural gas liquids production and 13% of its natural gas production were from European operations.

Norway:    Substantially all of the 2011 Norwegian production was from the Corporation’s interests in the Valhall Field (Hess 64%). At December 31, 2011, the Corporation also held interests in the Hod (Hess 63%) and Snohvit (Hess 3%) fields. All three of the Corporation’s Norwegian field interests are located offshore.

At the Valhall Field, a multi-year redevelopment project is scheduled to be completed in 2012. The project includes the installation of two new platforms with production, compression and water injection equipment and living quarters. In addition, further drilling is planned for Valhall in 2012. In the third quarter of 2012, there is expected to be significant downtime for the operator to complete the project and commission the new facilities.

In August 2011, the Corporation completed the sale of its interests in the Snorre Field (Hess 1%), offshore Norway. In January 2012, the Corporation completed the sale of its interests in the Snohvit Field.

United Kingdom:    Production of crude oil and natural gas liquids from the United Kingdom North Sea was principally from the Corporation’s non-operated interests in the Bittern (Hess 28%), Nevis (Hess 27%), Beryl (Hess 22%) and Schiehallion (Hess 16%) fields. Natural gas production from the United Kingdom was primarily from the Nevis (Hess 27%) and Beryl (Hess 22%) fields. The Corporation also has interests in the Atlantic (Hess 25%), Cromarty (Hess 90%), Fife, Flora and Angus (Hess 85%), Fergus (Hess 65%), Ivanhoe and Rob Roy (Hess 77%), Renee (Hess 14%) and Rubie (Hess 19%) fields. These fields are no longer producing and decommissioning activities have commenced.

In the first half of 2011, the Corporation completed the sale of a package of natural gas producing assets including its interests in the Easington Catchment Area (Hess 30%), the Bacton Area (Hess 23%), the Everest Field (Hess 19%) and the Lomond Field (Hess 17%), as well as its interest in the Central Area Transmission System pipeline. The Corporation also completed the sale of its interest in the Cook Field (Hess 28%) in August 2011.

Denmark:    Crude oil and natural gas production comes from the Corporation’s operated interest in the South Arne Field (Hess 62%), offshore Denmark. In October 2011, the Corporation acquired an additional 4% interest in the South Arne Field increasing its interest to 62% from 58%.

Russia:    The Corporation’s activities in Russia are conducted through its interest in a subsidiary operating in the Volga-Urals region. In the third quarter of 2011, the Corporation acquired an additional 5% interest in its subsidiary, increasing its ownership to 90%. As of December 31, 2011, this subsidiary had exploration and production rights in 22 license areas. During 2012, the Corporation plans to continue drilling and to install gas treatment facilities that are anticipated to start up in the fourth quarter of 2012.

France:    The Corporation’s activities in France are conducted through an agreement with Toreador Resources Corporation (Toreador), under which it can invest in an initial exploration phase and earn up to a 50% working interest in, and become operator of, Toreador’s approximately 680,000 net acres in the Paris Basin. An initial six exploration well program, which was scheduled to begin in 2011, was deferred due to a temporary drilling moratorium requested by the government prior to the implementation of a law prohibiting hydraulic fracturing. In 2012, the Corporation anticipates drilling up to three conventional vertical wells and continuing geological and geophysical analysis.

Africa

At December 31, 2011, 17% of the Corporation’s total proved reserves were located in Africa (Equatorial Guinea 5%, Algeria 1% and Libya 11%). During 2011, 25% of the Corporation’s crude oil and natural gas liquids production was from its African operations.

Equatorial Guinea:    The Corporation is operator and owns an interest in Block G (Hess 85%) which contains the Ceiba Field and Okume Complex. During 2012, the Corporation intends to drill additional production wells at the Ceiba Field. Additional development drilling at the Okume Complex is planned to commence during 2013.

Algeria:    The Corporation has a 49% interest in a venture with the Algerian national oil company that redeveloped three oil fields. The Corporation also has an interest in Bir El Msana (BMS) Block 401C (Hess 45%). In 2011, the Corporation sanctioned a small development project at the BMS Field.

Libya:    The Corporation, in conjunction with its Oasis Group partners, has oil and gas production operations in the Waha concessions in Libya (Hess 8%). The Corporation also owns a 100% interest in offshore exploration Area 54 in the Mediterranean Sea, where two wells discovered hydrocarbons.

In response to civil unrest in Libya, a number of measures were taken by the international community in the first quarter of 2011, including the imposition of economic sanctions. Production at the Waha Field was suspended in the first quarter of 2011. As a consequence of the civil unrest and the sanctions, the Corporation delivered force majeure notices to the Libyan government relating to the agreements covering its exploration and production interests in order to protect its rights while it was temporarily prevented from fulfilling its obligations and benefiting from the rights granted by those agreements. Production at the Waha Field restarted during the fourth quarter of 2011 at levels that were significantly lower than those prior to the civil unrest. The Corporation’s Libyan production averaged 23,000 barrels of oil equivalent per day (boepd) for the full year of 2010 and 4,000 boepd for 2011. The force majeure covering the Corporation’s production interests was withdrawn at the end of the fourth quarter of 2011, as the economic sanctions were lifted. The force majeure covering the Corporation’s offshore exploration interests remained in place at year-end but is expected to be withdrawn in 2012. The Corporation had proved reserves of 166 million barrels of oil equivalent in Libya at December 31, 2011. At December 31, 2011, the net book value of the Corporation’s exploration and production assets in Libya was approximately $500 million.

Ghana:    The Corporation holds a 90% interest and is operator in the Deepwater Tano Cape Three Points License where the Corporation drilled an exploration well in 2011 that encountered an estimated 490 net feet of oil and gas condensate pay over three separate intervals. The Corporation anticipates commencing additional exploration drilling in the first quarter of 2012, subject to government approvals and rig availability.

Egypt:    The Corporation owns an 80% interest in Block 1 offshore Egypt in the North Red Sea.

Asia

At December 31, 2011, 18% of the Corporation’s total proved reserves were located in the Asia region (JDA 8%, Indonesia 5%, Thailand 3%, Azerbaijan 1% and Malaysia 1%). During 2011, 5% of the Corporation’s crude oil and natural gas liquids production and 71% of its natural gas production were from its Asian operations.

Joint Development Area of Malaysia/Thailand (JDA):    The Corporation owns an interest in Block A-18 of the JDA (Hess 50%) in the Gulf of Thailand. In 2011, the operator continued development drilling and wellhead platform construction and installation activities. In 2012, the operator will continue development of the block by progressing wellhead platform installations and with the anticipated sanction of a compression project.

Malaysia:    The Corporation’s production in Malaysia comes from its interest in Block PM301 (Hess 50%), which is adjacent to Block A-18 of the JDA where the natural gas is processed. The Corporation also owns interests in Block PM302 (Hess 50%) and Block SB302 (Hess 40%). Technical and commercial evaluations are underway to assess the development alternatives for these blocks.

Indonesia:    The Corporation’s production in Indonesia comes from its interests offshore in the Ujung Pangkah project (Hess 75%), and the Natuna A Field (Hess 23%). During 2011, a second wellhead platform and central processing facility were installed at Ujung Pangkah. At the Natuna A Field, the operator completed construction and installed a second wellhead platform and a central processing platform. The Corporation holds a 100% working interest in the offshore Semai V Block, where it drilled two exploration wells during 2011 which were both expensed in the fourth quarter. The Corporation also owns a 100% working interest in the offshore South Sesulu Block, a 49% interest in the West Timor Block, which includes onshore and offshore acreage, and a 100% interest in the Timor Sea Block 1, offshore Indonesia.

Thailand:    The Corporation’s natural gas production in Thailand comes from the offshore Pailin Field (Hess 15%) and the onshore Sinphuhorm Block (Hess 35%).

Azerbaijan:    The Corporation has an interest in the Azeri-Chirag-Guneshli (ACG) fields (Hess 3%) in the Caspian Sea and also owns an interest in the Baku-Tbilisi-Ceyhan oil transportation pipeline company (Hess 2%).

Brunei:    The Corporation has an interest in Block CA-1 (Hess 14%). In 2011, the operator drilled the Julong Center exploration well which was subsequently expensed. The operator anticipates commencing further exploration drilling on this block in 2012.

Kurdistan Region of Iraq:    In July 2011, the Corporation signed production sharing contracts with the Kurdistan Regional Government of Iraq for the Dinarta and Shakrok exploration blocks. The Corporation is operator and has an 80% paying interest (64% participating interest) in the blocks, which have a combined area of more than 670 square miles. The terms of the contracts require the acquisition of 2D seismic and drilling of at least one well on each of the blocks over the three year license period.

China:    The Corporation has signed a joint study agreement with Sinopec to evaluate unconventional oil and gas resource opportunities covering approximately 1.7 million acres in China.

Other Exploration Areas

Australia:    The Corporation holds a 100% interest in an exploration license covering approximately 780,000 acres in the Carnarvon basin offshore Western Australia (WA-390-P Block, also known as Equus). The Corporation has drilled all of the 16 commitment wells on the block, 13 of which were natural gas discoveries. During 2011, the Corporation continued its appraisal program by drilling and flow testing certain wells. Appraisal of the discoveries is expected to be completed in mid-2012. Development plans were progressed during 2011, including the awarding of Front-End Engineering Design (FEED) contracts for a semi-submersible production platform, subsea gas gathering systems and an export pipeline in the fourth quarter. Negotiations with potential liquefaction partners will continue during 2012. In addition, during 2011, the Corporation signed a participation agreement under which it has the option to earn a 63% working interest in more than 6.2 million acres in the Beetaloo Basin, Northern Territory Australia.

Peru:    The Corporation has an interest in Block 64 in Peru (Hess 50%). The operator has drilled several exploratory wells on the block that have encountered hydrocarbons. In the fourth quarter of 2011, the operator spudded the Situche Norte 4X well which is expected to be completed in mid-2012.

Brazil:    The Corporation has a 40% interest in block BM-S-22 located offshore Brazil.

Sales Commitments

In the E&P segment, the Corporation has contracts to sell fixed quantities of its natural gas and natural gas liquids (NGL) production. The natural gas contracts principally relate to producing fields in Asia. The most significant of these commitments relates to the JDA where the minimum contract quantity of natural gas is estimated at 107 million mcf per year based on current entitlements under a sales contract expiring in 2027. There are additional natural gas supply commitments on producing fields in Thailand and Indonesia which currently total approximately 45 million mcf per year under contracts expiring in years 2021 through 2029. The Corporation also has a commitment to supply approximately 15 million mcf of natural gas per year in the Bakken under a sales contract expiring in 2013. The Corporation also has NGL contracts relating to the Bakken, which commence in 2013. The minimum contract quantity under these contracts, which expire in 2023, is approximately 9.6 million barrels per year. The estimated total volume of production subject to sales commitments under all these contracts is approximately 2,422 million mcf of natural gas and 96 million barrels of NGL. The Corporation has not experienced any significant constraints in satisfying the committed quantities required by its sales commitments and it anticipates being able to meet future requirements from available proved and probable reserves.

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

Average selling prices and average production costs

	2011	2010	2009
Average selling prices (a)
Crude oil (per barrel)
United States	$98.56	$75.02	$60.67
Europe (b)	80.18	58.11	47.02
Africa	88.46	65.02	48.91
Asia	111.71	79.23	63.01
Worldwide	89.99	66.20	51.62
Natural gas liquids (per barrel)
United States	$58.59	$47.92	$36.57
Europe (b)	75.49	59.23	43.23
Asia	72.29	63.50	46.48
Worldwide	62.72	50.49	38.47
Natural gas (per mcf)
United States	$3.39	$3.70	$3.36
Europe (b)	8.79	6.23	5.15
Asia and other	6.02	5.93	5.06
Worldwide	5.96	5.63	4.85
Average production (lifting) costs per barrel of oil equivalent produced (c)
United States	$16.30	$12.61	$13.72
Europe (b)	25.13	17.55	15.77
Africa	15.95	11.00	10.93
Asia and other	10.62	8.16	7.65
Worldwide	17.40	12.61	12.12

(a)	Includes inter-company transfers valued at approximate market prices and the effect of the Corporation’s hedging activities.

(b)	The average selling prices in Norway for 2011 were $112.38 per barrel for crude oil, $62.07 per barrel for natural gas liquids and $9.77 per mcf for natural gas. The average production (lifting) cost in Norway in 2011 was $31.09 per barrel of oil equivalent produced. The average selling prices in Norway for 2010 were $79.47 per barrel for crude oil, $52.26 per barrel for natural gas liquids and $7.32 per mcf for natural gas. The average production (lifting) cost in Norway in 2010 was $18.33 per barrel of oil equivalent produced.

(c)	Production (lifting) costs consist of amounts incurred to operate and maintain the Corporation’s producing oil and gas wells, related equipment and facilities, transportation costs and production and severance taxes. The average production costs per barrel of oil equivalent reflect the crude oil equivalent of natural gas production converted on the basis of relative energy content (six mcf equals one barrel).

The table above does not include costs of finding and developing proved oil and gas reserves, or the costs of related general and administrative expenses, interest expense and income taxes.

Gross and net undeveloped acreage at December 31, 2011

	Undeveloped Acreage (a)
	Gross	Net
	(In thousands)
United States	2,902	2,038
Europe (b)	2,651	1,266
Africa	8,009	4,625
Asia and other	11,250	6,960

Total (c)	24,812	14,889

(a)	Includes acreage held under production sharing contracts.

(b)	Gross and net undeveloped acreage in Norway was 841 thousand and 132 thousand, respectively.

(c)	Licenses covering approximately 29% of the Corporation’s net undeveloped acreage held at December 31, 2011 are scheduled to expire during the next three years pending the results of exploration activities. These scheduled expirations are largely in Asia, South America and the United States.

Gross and net developed acreage and productive wells at December 31, 2011

	Developed Acreage Applicable to Productive Wells		Productive Wells (a)
			Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
	(In thousands)
United States	972	684	1,446	730	65	51
Europe (b)	1,015	787	282	189	21	2
Africa	9,832	933	903	130	—	—
Asia	2,200	630	80	10	461	102

Total	14,019	3,034	2,711	1,059	547	155

(a)	Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 28 gross wells and 19 net wells.

(b)	Gross and net developed acreage in Norway was 132 thousand and 43 thousand, respectively. Gross and net productive oil wells in Norway were 44 and 29, respectively. Gross and net productive gas wells in Norway were 9 and 1, respectively.

Number of net exploratory and development wells drilled at December 31

	Net Exploratory Wells			Net Development Wells
	2011	2010	2009	2011	2010	2009
Productive wells
United States	20	—	—	98	83	44
Europe	6	1	7	25	18	12
Africa	1	1	1	1	11	23
Asia and other	4	6	8	18	7	12

	31	8	16	142	119	91

Dry holes
United States	—	5	4	—	—	—
Europe	2	—	—	—	—	—
Africa	1	2	—	—	1	—
Asia and other	1	2	2	—	—	—

	4	9	6	—	1	—

Total	35	17	22	142	120	91

Number of wells in process of drilling at December 31, 2011

	Gross Wells	Net Wells
United States	203	71
Europe	10	8
Africa	1	1
Asia and other	21	6

Total	235	86

Marketing and Refining

Refining

The Corporation owns a 50% interest in HOVENSA L.L.C. (HOVENSA), a joint venture with a subsidiary of Petroleos de Venezuela S.A. (PDVSA) that operated a refinery in the U.S. Virgin Islands. In addition, the Corporation owns and operates a refining facility in Port Reading, New Jersey.

HOVENSA:    In January 2012, HOVENSA announced a decision to shut down its refinery in St. Croix, U.S. Virgin Islands and operate the complex as an oil storage terminal. For further discussion of the refinery shutdown, see Note 5, HOVENSA L.L.C. Joint Venture in the notes to the Consolidated Financial Statements.

Refining operations at HOVENSA consisted of crude units, a fluid catalytic cracking (FCC) unit and a delayed coker unit. The following table summarizes capacity and utilization rates for HOVENSA:

	Refinery Capacity	Refinery Utilization
		2011	2010	2009
	(Thousands of barrels per day)
Crude	350*	81.1%	78.0%	80.3%
Fluid catalytic cracker	150	71.7%	66.5%	70.2%
Coker	58	77.4%	78.3%	81.6%

*	HOVENSA’s crude oil refining capacity was reduced to 350,000 from 500,000 barrels per day in the first half of 2011.

Gross crude runs at HOVENSA averaged 284,000 barrels per day in 2011 compared with 390,000 barrels per day in 2010 and 402,000 barrels per day in 2009. These utilization rates reflect weaker refining margins, together with planned and unplanned maintenance.

Port Reading Facility:    The Corporation owns and operates an FCC unit in Port Reading, New Jersey, with a capacity of 70,000 barrels per day. This facility, which processes residual fuel oil and vacuum gas oil, operated at a rate of approximately 63,000 barrels per day in 2011 compared with 55,000 and 63,000 barrels per day, respectively in 2010 and 2009. Substantially all of Port Reading’s production is gasoline and heating oil. During 2010, the Port Reading refining facility was shut down for 41 days for a scheduled turnaround.

Marketing

The Corporation markets refined petroleum products, natural gas and electricity on the East Coast of the United States to the motoring public, wholesale distributors, industrial and commercial users, other petroleum companies, governmental agencies and public utilities.

The Corporation had 1,360 HESS® gasoline stations at December 31, 2011, including stations owned by its WilcoHess joint venture (Hess 44%). Approximately 92% of the gasoline stations are operated by the Corporation or WilcoHess. Of the operated stations, 95% have convenience stores on the sites. Most of the Corporation’s gasoline stations are in New York, New Jersey, Pennsylvania, Florida, Massachusetts, North Carolina and South Carolina.

The table below summarizes marketing sales volumes for the years ended December 31:

	2011*	2010*	2009*
Refined petroleum product sales (thousands of barrels per day)
Gasoline	222	242	236
Distillates	123	120	134
Residuals	65	69	67
Other	20	40	36

Total refined petroleum product sales	430	471	473

Natural gas (thousands of mcf per day)	2,167	2,016	2,010
Electricity (megawatts round the clock)	4,374	4,140	4,306

*	Of total refined petroleum products sold, a total of approximately 37%, 41% and 45% was obtained from HOVENSA and Port Reading in 2011, 2010 and 2009, respectively. The Corporation purchased the balance from third parties under short-term supply contracts and spot purchases.

The Corporation does not anticipate any disruption to product supply for its Marketing operations as a result of the shutdown of HOVENSA’s refinery.

The Corporation owns 20 terminals with an aggregate storage capacity of 21 million barrels in its East Coast marketing areas. The Corporation also owns a terminal in St. Lucia with a storage capacity of 10 million barrels, which is operated for third party storage.

The Corporation has a 50% interest in Bayonne Energy Center, LLC, a joint venture established to build and operate a 512-megawatt natural gas fueled electric generating station in Bayonne, New Jersey. The joint venture plans to sell electricity into the New York City market by a direct connection with the Con Edison Gowanus substation. Construction of the facility began in mid-2010 and operations are due to commence in mid-2012.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and derivatives. The Corporation also takes energy commodity and derivative trading positions for its own account.

A subsidiary of the Corporation is exploring the development of fuel cell and hydrogen reforming technologies.

For additional financial information by segment see Note 19, Segment Information in the notes to the Consolidated Financial Statements.

Competition and Market Conditions

See Item 1A. Risk Factors Related to Our Business and Operations, for a discussion of competition and market conditions.

Other Items

Gulf of Mexico Update

The Corporation has filed 183 Suspension of Operations (SOO) requests with the Bureau of Safety and Environmental Enforcement (BSEE). These SOO requests seek the BSEE’s approval for the extension of leases beyond their initial period where operations required to hold the leases have been delayed due to circumstances beyond the control of the Corporation. All 183 SOO requests have been approved for one year extensions. In addition, the Corporation has applied and received approval for exploration plans for two deepwater prospects. Further discussions have been held with the BSEE concerning the Corporation’s oil spill response plan for its Gulf of Mexico operations, which is also awaiting approval. This plan sets forth expectations for response training, drills and capabilities and the strategies, procedures and methods that the Corporation will employ in the event of a spill covering the following topics: spill response organization, incident command post, communications and notifications, spill detection and assessment (including worst case discharge scenarios), identification and protection of environmental resources, strategic response planning, mobilization and deployment of spill response equipment and personnel, oil and debris removal and disposal, the use of dispersants and chemical and biological agents, in-situ burning of oil, wildlife rehabilitation and documentation requirements.

Emergency Preparedness and Response Plans and Procedures

The Corporation has in place a series of business and asset-specific emergency preparedness, response and business continuity plans that detail procedures for rapid and effective emergency response and environmental mitigation activities. These plans are risk appropriate and are maintained, reviewed and updated as necessary to ensure their accuracy and suitability. Where appropriate, they are also reviewed and approved by the relevant host government authorities.

Responder training and drills are routinely held worldwide to assess and continually improve the effectiveness of the Corporation’s plans. The Corporation’s contractors, service providers, representatives from government agencies and, where applicable, joint venture partners participate in the drills to ensure that emergency procedures are comprehensive and can be effectively implemented.

To complement internal capabilities and to ensure coverage for its global operations, the Corporation maintains membership contracts with a network of local, regional and global oil spill response and emergency response organizations. At the regional and global level, these organizations include Clean Gulf Associates, Helix Well Containment Group (HWCG), Marine Well Containment Company (MWCC), Wild Well Control, National Response Corporation (NRC) and Oil Spill Response (OSR). Clean Gulf Associates is a regional spill response organization and HWCG and MWCC both provide the equipment and personnel to contain an underwater well control incident in the Gulf of Mexico. Wild Well Control provides firefighting, well control and engineering services globally. NRC and OSR are global response organizations and are available to assist the Corporation when needed anywhere in the world. In addition to owning response assets in their own right, these organizations maintain business relationships that provide immediate access to additional critical response support services if required. These owned response assets included nearly 300 recovery and storage vessels and barges, more than 250 skimmers, over 300,000 feet of boom, and significant quantities of dispersants and other ancillary equipment, including aircraft. If the Corporation were to engage these organizations to obtain additional critical response support services, it would fund such services and seek reimbursement under its insurance coverage described below. In certain circumstances, the Corporation pursues and enters into mutual aid agreements with other companies and government cooperatives to receive and provide oil spill response equipment and personnel support. The Corporation maintains close associations with emergency response organizations through its representation on the Executive Committee of Clean Gulf Associates and the Board of Directors of OSR.

The Corporation continues to participate in a number of industry-wide task forces that are studying better ways to assess the risk of and prevent onshore and offshore incidents, access and control blowouts in subsea environments, and improve containment and recovery methods. The task forces are working closely with the oil and gas industry and international government agencies to implement improvements and increase the effectiveness of oil spill prevention, preparedness, response and recovery processes.

Insurance Coverage and Indemnification

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

The amount of insurance covering physical damage to the Corporation’s property and liability related to negative environmental effects resulting from a sudden and accidental pollution event, excluding windstorm coverage in the Gulf of Mexico for which it is self insured, varies by asset, based on the asset’s estimated replacement value or the estimated maximum loss. In the case of a catastrophic event, first party coverage consists of two tiers of insurance. The first $250 million of coverage is provided through an industry mutual insurance group. Above this $250 million threshold, insurance is carried which ranges in value to over $2.0 billion in total, depending on the asset coverage level, as described above. Additionally, the Corporation carries insurance which provides third party coverage for general liability, and sudden and accidental pollution, up to $1 billion. Beginning in 2012, the first layer of insurance coverage has been increased to $300 million, and above that threshold, insurance is carried which ranges in value to over $2.25 billion.

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

Under a standard joint operating agreement (JOA), each party is liable for all claims arising under the JOA, not covered by or in excess of insurance carried by the JOA, to the extent of its participating interest (operator or non-operator). Variations include indemnity exclusions where the claim is based upon the gross negligence and/or willful misconduct of a party in which case such party is solely liable. However, under some production sharing contracts between a governmental entity and commercial parties, liability of the commercial parties to the governmental entity is joint and several.

Environmental

Compliance with various existing environmental and pollution control regulations imposed by federal, state, local and foreign governments is not expected to have a material adverse effect on the Corporation’s financial condition or results of operations. The Corporation spent $19 million in 2011 for environmental remediation. The Corporation anticipates capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, other than for the low sulfur requirements, of approximately $120 million in both 2012 and 2013. For further discussion of environmental matters see the Environment, Health and Safety section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Number of Employees

The number of persons employed by the Corporation at year-end was approximately 14,350 in 2011 and 13,800 in 2010.

Other

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

Item 1A.    Risk Factors Related to Our Business and Operations

Our business activities and the value of our securities are subject to significant risk factors, including those described below. The risk factors described below could negatively affect our operations, financial condition, liquidity and results of operations, and as a result, holders and purchasers of our securities could lose part or all of their investments. It is possible that additional risks relating to our securities may be described in a prospectus supplement if we issue securities in the future.

Our business and operating results are highly dependent on the market prices of crude oil, natural gas, refined petroleum products and electricity, which can be very volatile.    Our estimated proved reserves, revenue, operating cash flows, operating margins, future earnings and trading operations are highly dependent on the prices of crude oil, natural gas, refined petroleum products and electricity, which are volatile and influenced by numerous factors beyond our control. Changes in commodity prices can also have a material impact on collateral and margin requirements under our derivative contracts. The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries (OPEC), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production and other matters has a significant impact on the oil markets. The commodities trading markets as well as other supply and demand factors may also influence the selling prices of crude oil, natural gas, refined petroleum products and electricity. To the extent that we engage in hedging activities to mitigate commodity price volatility, we may not realize the benefit of price increases above the hedged price. In order to manage the potential volatility of cash flows and credit requirements, the Corporation utilizes significant bank credit facilities. An inability to renew or replace such credit facilities or access other sources of funding as they mature would negatively impact our liquidity.

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

There are inherent uncertainties in estimating quantities of proved reserves and discounted future net cash flow, and actual quantities may be lower than estimated.    Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues from those reserves. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities of our proved reserves and the related future net revenues. In addition, reserve estimates may be subject to downward or upward changes based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices, production sharing contracts, which may decrease reserves as crude oil and natural gas prices increase, and other factors.

We are subject to changing laws and regulations and other governmental actions that can significantly and adversely affect our business.    Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, disallowance of tax credits and deductions, expropriation or nationalization of property, mandatory government participation, cancellation or amendment of contract rights, and changes in import and export regulations, limitations on access to exploration and development opportunities, as well as other political developments may affect our operations. The Dodd-Frank Wall Street Reform Act, enacted in 2010, delegated rulemaking responsibilities to carry out the Act to various U.S. government agencies. Our business could potentially be adversely impacted by one or more of the final rules under this Act, when issued, including potential additional costs to engage in certain derivative transactions. We also market motor fuels through lessee-dealers and wholesalers in certain states where legislation prohibits producers or refiners of crude oil from directly engaging in retail marketing of motor fuels. Similar legislation has been periodically proposed in various other states. As a result of the accident in April 2010 at the BP p.l.c. (BP) operated Macondo prospect in the Gulf of Mexico (in which the Corporation was not a participant) and the ensuing significant oil spill, a temporary drilling moratorium was imposed in the Gulf of Mexico. While this moratorium has since been lifted, significant new regulations have been imposed and further legislation and regulations may be proposed, including an increase in the potential liability in the event of an oil spill. The new regulatory environment has resulted in a longer permitting process and higher costs.

Political instability in areas where we operate can adversely affect our business.    Some of the international areas in which we operate, and the partners with whom we operate, are politically less stable than other areas and partners. Political unrest in North Africa and the Middle East has affected and may continue to affect our operations in these areas as well as oil and gas markets generally. The threat of terrorism around the world also poses additional risks to the operations of the oil and gas industry.

Our oil and gas operations are subject to environmental risks and environmental laws and regulations that can result in significant costs and liabilities.    Our oil and gas operations, like those of the industry, are subject to environmental risks such as oil spills, produced water spills, gas leaks and ruptures and discharges of substances or gases that could expose us to substantial liability for pollution or other environmental damage. For example, the accident at the BP operated Macondo prospect in April 2010 resulted in a significant release of crude oil which caused extensive environmental and economic damage. Our operations are also subject to numerous United States federal, state, local and foreign environmental laws and regulations. Non-compliance with these laws and regulations may subject us to administrative, civil or criminal penalties, remedial clean-ups and natural resource damages or other liabilities. In addition, increasingly stringent environmental regulations, particularly relating to the production of motor and other fuels, have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general.

Concerns have been raised in certain jurisdictions where we have operations concerning the safety and environmental impact of the drilling and development of unconventional oil and gas resources, particularly using the process of hydraulic fracturing. While we believe that these operations can be conducted safely and with minimal impact on the environment, regulatory bodies are responding to these concerns and may impose moratoriums and new regulations on such drilling operations that would likely have the effect of prohibiting or delaying such operations and increasing their cost. For example, a moratorium prohibiting hydraulic fracturing is currently impacting the Corporation’s operations in France.

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

Our industry is highly competitive and many of our competitors are larger and have greater resources than we have.    The petroleum industry is highly competitive and very capital intensive. We encounter competition from numerous companies in each of our activities, including acquiring rights to explore for crude oil and natural gas, and in purchasing and marketing of refined petroleum products, natural gas and electricity. Many competitors, including national oil companies, are larger and have substantially greater resources. We are also in competition with producers and marketers of other forms of energy. Increased competition for worldwide oil and gas assets has significantly increased the cost of acquisitions. In addition, competition for drilling services, technical expertise and equipment has, in the recent past, affected the availability of technical personnel and drilling rigs, resulting in increased capital and operating costs.

Catastrophic events, whether naturally occurring or man-made, may materially affect our operations and financial conditions.    Our oil and gas operations are subject to unforeseen occurrences which have affected us from time to time and which may damage or destroy assets, interrupt operations and have other significant adverse effects. Examples of catastrophic risks include hurricanes, fires, explosions and blowouts, such as the accident at the Macondo prospect operated by BP in the Gulf of Mexico in 2010. Although we maintain insurance coverage against property and casualty losses, there can be no assurance that such insurance will adequately protect the Corporation against liability from all potential consequences and damages. Moreover, some forms of insurance may be unavailable in the future or be available only on terms that are deemed economically unacceptable.

Item 3.    Legal Proceedings

The Corporation, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. In 2008, the majority of the cases against the Corporation were settled. In 2010 and 2011, additional cases were settled including an action brought in state court by the State of New Hampshire. Two separate cases brought by the State of New Jersey and the Commonwealth of Puerto Rico remain unresolved. In 2007, a pre-tax charge of $40 million was recorded to cover all of the known MTBE cases against the Corporation.

The Corporation received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the lower Passaic River and the NJDEP is also seeking natural resource damages. The directive, insofar as it affects the Corporation, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey now owned by the Corporation. The Corporation and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination. The NJDEP has also sued several other companies linked to a facility considered by the State to be the largest contributor to river contamination. In January 2009, these companies added third party defendants, including the Corporation, to that case. In June 2007, the EPA issued a draft study which evaluated six alternatives for early action, with costs ranging from $900 million to $2.3 billion for all parties. Based on adverse comments from the Corporation and others, the EPA is reevaluating its alternatives. In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River. Given the ongoing studies, remedial costs cannot be reliably estimated at this time. Based on currently known facts and circumstances, the Corporation does not believe that this matter will result in a material liability because its terminal could not have contributed contamination along most of the river’s length and did not store or use contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in the cost of remediation and damages.

On July 25, 2011, the Virgin Islands Department of Planning and Natural Resources commenced an enforcement action against HOVENSA by issuance of documents titled “Notice Of Violation, Order For Corrective Action, Notice Of Assessment of Civil Penalty, Notice Of Opportunity For Hearing” (the “NOVs”). The NOVs assert violations of Virgin Islands Air Pollution Control laws and regulations arising out of odor incidents on St. Croix in May 2011 and proposes total penalties of $210,000. HOVENSA is engaging in settlement discussions with the Government of the Virgin Islands, but believes that it has good defenses against the asserted violations.

On December 16, 2010, the Virgin Islands Department of Planning and Natural Resources commenced four separate enforcement actions against HOVENSA by issuance of documents titled “Notice Of Violation, Order For Corrective Action, Notice Of Assessment of Civil Penalty, Notice Of Opportunity For Hearing”. The NOVs assert violations of Virgin Islands Air Pollution Control laws and regulations arising out of air release incidents at the HOVENSA refinery in 2009 and 2010 and propose total penalties of $1,355,000. HOVENSA anticipates settling this matter in the first quarter of 2012.

In July 2004, Hess Oil Virgin Islands Corp. (HOVIC), a wholly owned subsidiary of the Corporation, and HOVENSA, each received a letter from the Commissioner of the Virgin Islands Department of Planning and Natural Resources and Natural Resources Trustees, advising of the Trustee’s intention to bring suit against HOVIC and HOVENSA under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The letter alleges that HOVIC and HOVENSA are potentially responsible for damages to natural resources arising from releases of hazardous substances from the HOVENSA refinery, which had been operated by HOVIC until October 1998. An action was filed on May 5, 2005 in the District Court of the Virgin Islands against HOVENSA, HOVIC and other companies that operated industrial facilities on the south shore of St. Croix asserting that the defendants are liable under CERCLA and territorial statutory and common law for damages to natural resources. HOVIC and HOVENSA are continuing to vigorously defend this matter and do not believe that this matter will result in a material liability as they believe that they have strong defenses against this complaint.

The Corporation periodically receives notices from the EPA that it is a “potential responsible party” under the Superfund legislation with respect to various waste disposal sites. Under this legislation, all potentially responsible parties are jointly and severally liable. For certain sites, the EPA’s claims or assertions of liability against the Corporation relating to these sites have not been fully developed. With respect to the remaining sites, the EPA’s claims have been settled, or a proposed settlement is under consideration, in all cases for amounts that are not material. The ultimate impact of these proceedings, and of any related proceedings by private parties, on the business or accounts of the Corporation cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but is not expected to be material.

The Corporation is from time to time involved in other judicial and administrative proceedings, including proceedings relating to other environmental matters. The Corporation cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters before a loss or range of loss can be reasonably estimated for any proceeding. Subject to the foregoing, in management’s opinion, based upon currently known facts and circumstances, the outcome of such proceedings is not expected to have a material adverse effect on the financial condition, results of operations or cash flows of the Corporation.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The common stock of Hess Corporation is traded principally on the New York Stock Exchange (ticker symbol: HES). High and low sales prices were as follows:

	2011		2010
Quarter Ended	High	Low	High	Low
March 31	$87.40	$76.00	$66.49	$55.89
June 30	87.19	67.65	66.22	48.70
September 30	77.12	50.42	59.79	48.71
December31	66.49	46.66	76.98	59.23

Performance Graph

Set forth below is a line graph comparing the five year shareholder return on a $100 investment in the Corporation’s common stock assuming reinvestment of dividends, against the cumulative total returns for the following indexes:

•	Standard & Poor’s 500 Stock Index, which includes the Corporation, and

•	AMEX Oil Index, which is comprised of companies involved in various phases of the oil industry including the Corporation.

Comparison of Five-Year Shareholder Returns

Years Ended December 31,

Holders

At December 31, 2011, there were 5,635 stockholders (based on the number of holders of record) who owned a total of 339,975,610 shares of common stock.

Dividends

Cash dividends on common stock totaled $0.40 per share ($0.10 per quarter) during 2011, 2010 and 2009.

Equity Compensation Plans

Following is information on the Registrant’s equity compensation plans at December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	13,570,000	$61.68	8,403,000	*
Equity compensation plans not approved by security holders**	—	—	—

*	These securities may be awarded as stock options, restricted stock or other awards permitted under the Registrant’s equity compensation plan.

**	The Corporation has a Stock Award Program pursuant to which each non-employee director received approximately $150,000 in value of the Corporation’s common stock in 2011. These awards were made from shares purchased by the Corporation in the open market.

See Note 11, Share-based Compensation in the notes to the Consolidated Financial Statements for further discussion of the Corporation’s equity compensation plans.

Item 6.	Selected Financial Data

A five-year summary of selected financial data follows:

	2011		2010		2009		2008		2007
	(Millions of dollars, except per share amounts)
Sales and other operating revenues
Crude oil and natural gas liquids	$9,065		$7,235		$5,665		$7,764		$6,303
Natural gas (including sales of purchased gas)	5,526		5,723		5,894		8,800		6,877
Refined petroleum products	19,459		16,103		12,931		19,765		14,741
Electricity	2,957		3,165		3,408		3,451		2,322
Convenience store sales and other operating revenues	1,459		1,636		1,716		1,354		1,484

Total	$38,466		$33,862		$29,614		$41,134		$31,727

Net income attributable to Hess Corporation	$1,703	(a)	$2,125	(b)	$740	(c)	$2,360	(d)	$1,832	(e)

Earnings per share
Basic	$5.05		$6.52		$2.28		$7.35		$5.86
Diluted	$5.01		$6.47		$2.27		$7.24		$5.74
Total assets	$39,136		$35,396		$29,465		$28,589		$26,131
Total debt	$6,057		$5,583		$4,467		$3,955		$3,980
Total equity	$18,592		$16,809		$13,528		$12,391		$10,000
Dividends per share of common stock	$.40		$.40		$.40		$.40		$.40

(a)	Includes after-tax charges totaling $694 million relating to the shutdown of the HOVENSA L.L.C. (HOVENSA) refinery, asset impairments and an increase in the United Kingdom supplementary tax rate, partially offset by after-tax income of $413 million relating to gains on asset sales.

(b)	Includes after-tax income of $1,130 million relating to gains on asset sales, partially offset by charges totaling $694 million for an asset impairment, an impairment of the Corporation’s equity investment in HOVENSA, dry hole expense and premiums on repurchases of fixed-rate public notes.

(c)	Includes after-tax expenses totaling $104 million relating to repurchases of fixed-rate public notes, retirement benefits, employee severance costs and asset impairments, partially offset by after-tax income totaling $101 million principally relating to the resolution of a United States royalty dispute.

(d)	Includes after-tax expenses totaling $26 million primarily relating to asset impairments and hurricanes in the Gulf of Mexico.

(e)	Includes net after-tax expenses of $75 million primarily relating to asset impairments, estimated production imbalance settlements and a charge for MTBE litigation, partially offset by income from LIFO inventory liquidations and gains on asset sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net income in 2011 was $1,703 million compared with $2,125 million in 2010 and $740 million in 2009. Diluted earnings per share were $5.01 in 2011 compared with $6.47 in 2010 and $2.27 in 2009. A table of items affecting comparability between periods is shown on page 23.

Exploration and Production

The Corporation’s strategy for the E&P segment is to profitably grow reserves and production in a sustainable and financially disciplined manner. The Corporation’s total proved reserves were 1,573 million barrels of oil equivalent (boe) at December 31, 2011 compared with 1,537 million boe at December 31, 2010 and 1,437 million boe at December 31, 2009.

E&P earnings were $2,675 million in 2011, $2,736 million in 2010 and $1,042 million in 2009. Average realized crude oil selling prices were $89.99 per barrel in 2011, $66.20 in 2010 and $51.62 in 2009, including the impact of hedging. Average realized natural gas selling prices were $5.96 per mcf in 2011, $5.63 in 2010 and $4.85 in 2009. Production averaged 370,000 barrels of oil equivalent per day (boepd) in 2011, a decrease of 48,000 boepd or 11% from 2010. Production averaged 408,000 boepd in 2009. The Corporation estimates that total worldwide production will average between 370,000 and 390,000 boepd in 2012, excluding the impact of asset sales and any Libyan production.

The following is an update of significant E&P activities during 2011:

•

In North Dakota, net production from the Bakken oil shale play averaged approximately 30,000 boepd during 2011 and 38,000 boepd for the fourth quarter 2011. The Corporation forecasts Bakken production will average 60,000 boepd for the full year of 2012 and is targeted to reach 120,000 boepd in 2015.

•

The Corporation and its partner sanctioned the development of the Tubular Bells Field (Hess 57%) in the Mississippi Canyon Block 725 Area in the deepwater Gulf of Mexico. In 2012, field development will be advanced with the construction of a floating production system and development drilling is scheduled to start in the second quarter. First production is anticipated in 2014.

•

In the third quarter of the year, the Corporation announced the acquisition of approximately 185,000 net acres in the Utica Shale play in eastern Ohio. The Corporation entered into agreements to acquire approximately 85,000 net acres for approximately $750 million, principally through the acquisition of Marquette Exploration, LLC. In October 2011, the Corporation completed the acquisition of a 50% undivided interest in CONSOL Energy Inc.’s (CONSOL) nearly 200,000 acres in the Utica Shale play for $59 million in cash at closing and the agreement to fund 50% of CONSOL’s share of the drilling costs up to $534 million within a 5-year period. Appraisal of the Utica acreage commenced in the fourth quarter and will continue during 2012 with the acquisition of seismic and the planned drilling of 29 wells.

•

The Corporation filed a Notice of Discovery with the Ministry for Energy of Ghana for the Paradise-1 exploration well in the Deepwater Tano Cape Three Points block. The well encountered an estimated 490 net feet of oil and gas condensate pay over three separate intervals. The Corporation is operator and has a 90% working interest in the license. The Corporation anticipates commencing additional exploration drilling in the first quarter of 2012, subject to government approvals and rig availability.

•

In 2011, the Corporation drilled the Andalan-1 well on the Semai V block, offshore Indonesia (Hess 100%). The well encountered reservoir sands and hydrocarbons but not in commercial quantities. This well, along with a follow up well, was expensed in the fourth quarter. In September 2011, the operator of Block CA-1 in Brunei (Hess 14%) spud the Julong Center well. This well also failed to find commercial quantities of hydrocarbons and was expensed.

•

In February 2011, the Corporation completed the sale of its interests in certain natural gas producing assets located in the United Kingdom North Sea for cash proceeds of $359 million, after post-closing adjustments, resulting in a pre-tax gain of $343 million ($310 million after income taxes). In August 2011, the Corporation completed the sale of its interests in the Snorre Field (Hess 1%), offshore Norway and the Cook Field (Hess 28%) in the United Kingdom North Sea for cash proceeds of $131 million, after post-closing adjustments. These disposals resulted in non-taxable gains totaling $103 million.

Status of Libyan Operations

In response to civil unrest in Libya, a number of measures were taken by the international community in the first quarter of 2011, including the imposition of economic sanctions. Production at the Waha Field was suspended in the first quarter of 2011. As a consequence of the civil unrest and the sanctions, the Corporation delivered force majeure notices to the Libyan government relating to the agreements covering its exploration and production interests in order to protect its rights while it was temporarily prevented from fulfilling its obligations and benefiting from the rights granted by those agreements. Production at the Waha Field restarted during the fourth quarter of 2011 at levels that were significantly lower than those prior to the civil unrest. The Corporation’s Libyan production averaged 23,000 barrels of oil equivalent per day (boepd) for the full year of 2010 and 4,000 boepd for 2011. The force majeure covering the Corporation’s production interests was withdrawn at the end of the fourth quarter of 2011, as the economic sanctions were lifted. The force majeure covering the Corporation’s offshore exploration interests remained in place at year-end but is expected to be withdrawn in 2012. The Corporation had proved reserves of 166 million barrels of oil equivalent in Libya at December 31, 2011. At December 31, 2011, the net book value of the Corporation’s exploration and production assets in Libya was approximately $500 million.

Marketing and Refining

The Corporation’s strategy for the M&R segment is to deliver strong operating performance and generate free cash flow. In January 2012, HOVENSA announced a decision to shut down its refinery in St. Croix, U.S. Virgin Islands and operate the complex as an oil storage terminal. Results from M&R activities amounted to losses of $584 million in 2011, losses of $231 million in 2010 and earnings of $127 million in 2009. Refining operations generated losses of $728 million in 2011, $445 million in 2010 and $87 million in 2009. Refining results include after-tax charges of $525 million in 2011 and $289 million in 2010 related to the Corporation’s investment in HOVENSA. Marketing earnings were $185 million in 2011, $215 million in 2010 and $168 million in 2009.

Liquidity and Capital and Exploratory Expenditures

Net cash provided by operating activities was $4,984 million in 2011, $4,530 million in 2010 and $3,046 million in 2009. At December 31, 2011, cash and cash equivalents totaled $351 million compared with $1,608 million at December 31, 2010, principally due to increased capital expenditures. Total debt was $6,057 million at December 31, 2011 and $5,583 million at December 31, 2010. The Corporation’s debt to capitalization ratio at December 31, 2011 was 24.6% compared with 24.9% at the end of 2010.

Capital and exploratory expenditures were as follows for the years ended December 31:

	2011	2010	2009
	(Millions of dollars)
Exploration and Production
United States	$4,305	$2,935	$1,200
International	3,039	2,822	1,927

Total Exploration and Production	7,344	5,757	3,127
Marketing, Refining and Corporate	118	98	118

Total capital and exploratory expenditures	$7,462	$5,855	$3,245

Exploration expenses charged to income included above:
United States	$197	$154	$144
International	259	209	183

Total exploration expenses charged to income included above	$456	$363	$327

The Corporation anticipates investing $6.8 billion in capital and exploratory expenditures in 2012, substantially all of which is targeted for E&P operations.

Consolidated Results of Operations

The after-tax income (loss) by major operating activity is summarized below for the years ended December 31:

	2011	2010	2009
	(Millions of dollars, except per share data)
Exploration and Production	$2,675	$2,736	$1,042
Marketing and Refining	(584)	(231)	127
Corporate	(154)	(159)	(205)
Interest expense	(234)	(221)	(224)

Net income attributable to Hess Corporation	$1,703	$2,125	$740

Net income per share — diluted	$5.01	$6.47	$2.27

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods. The items in the table below are explained on pages 27 through 30.

	2011	2010	2009
	(Millions of dollars)
Exploration and Production	$244	$732	$45
Marketing and Refining	(525)	(289)	12
Corporate	—	(7)	(60)

	$(281)	$436	$(3)

In the following discussion and elsewhere in this report, the financial effects of certain transactions are disclosed on an after-tax basis. Management reviews segment earnings on an after-tax basis and uses after-tax amounts in its review of variances in segment earnings. Management believes that after-tax amounts are a preferable method of explaining variances in earnings, since they show the entire effect of a transaction rather than only the pre-tax amount. After-tax amounts are determined by applying the income tax rate in each tax jurisdiction to pre-tax amounts.

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations for the years ended December 31:

	2011	2010	2009
	(Millions of dollars)
Sales and other operating revenues*	$10,047	$8,744	$6,835
Other, net	464	1,233	207

Total revenues and non operating income	10,511	9,977	7,042

Costs and expenses
Production expenses, including related taxes	2,352	1,924	1,805
Exploration expenses, including dry holes and lease impairment	1,195	865	829
General, administrative and other expenses	313	281	255
Depreciation, depletion and amortization	2,305	2,222	2,113
Asset impairments	358	532	54

Total costs and expenses	6,523	5,824	5,056

Results of operations before income taxes	3,988	4,153	1,986
Provision for income taxes	1,313	1,417	944

Results of operations attributable to Hess Corporation	$2,675	$2,736	$1,042

*	Amounts differ from E&P operating revenues in Note 19, Segment Information in the notes to the Consolidated Financial Statements primarily due to the exclusion of sales of hydrocarbons purchased from third parties.

After considering the E&P items affecting comparability of earnings between periods in the table on page 27, the remaining changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, operating costs, exploration expenses, income taxes and foreign exchange, as discussed below.

Selling Prices:    Higher average selling prices increased E&P revenues by approximately $2,400 million in 2011 compared with 2010. Higher average selling prices increased E&P revenues by approximately $1,775 million in 2010 compared with 2009.

The Corporation’s average selling prices were as follows for the years ended December 31:

	2011	2010	2009
Crude oil — per barrel (including hedging)
United States	$98.56	$75.02	$60.67
Europe	80.18	58.11	47.02
Africa	88.46	65.02	48.91
Asia	111.71	79.23	63.01
Worldwide	89.99	66.20	51.62
Crude oil — per barrel (excluding hedging)
United States	$98.56	$75.02	$60.67
Europe	80.18	58.11	47.02
Africa	110.28	78.31	60.79
Asia	111.71	79.23	63.01
Worldwide	95.60	71.40	56.74
Natural gas liquids — per barrel
United States	$58.59	$47.92	$36.57
Europe	75.49	59.23	43.23
Asia	72.29	63.50	46.48
Worldwide	62.72	50.49	38.47

	2011	2010	2009
Natural gas — per mcf
United States	$3.39	$3.70	$3.36
Europe	8.79	6.23	5.15
Asia and other	6.02	5.93	5.06
Worldwide	5.96	5.63	4.85

In October 2008, the Corporation closed Brent crude oil hedges covering 24,000 barrels per day from 2009 through 2012 by entering into offsetting contracts with the same counterparty. The deferred after-tax losses as of the date the hedge positions were closed are recorded in earnings as the contracts mature. Crude oil hedges reduced E&P earnings by $327 million ($517 million before income taxes) in 2011, $338 million ($533 million before income taxes) in 2010 and $337 million ($533 million before income taxes) in 2009. The remaining realized after-tax losses from the closed hedge positions will be approximately $325 million in 2012. The Corporation also entered into Brent crude oil hedges using fixed-price swap contracts to hedge 120,000 boepd of crude oil sales volumes for the full year of 2012 at an average price of $107.70 per barrel.

Production and Sales Volumes:    The Corporation’s crude oil and natural gas production was 370,000 boepd in 2011 compared with 418,000 boepd in 2010 and 408,000 boepd in 2009. The principal reasons for the reduction are described below. Approximately 72% in 2011, 73% in 2010 and 72% in 2009 of the Corporation’s production was from crude oil and natural gas liquids. The Corporation currently estimates that its 2012 production will average between 370,000 and 390,000 boepd, excluding the impact of asset sales and any Libyan production.

The Corporation’s net daily worldwide production was as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Crude oil — barrels per day
United States	81	75	60
Europe	89	88	83
Africa	66	113	120
Asia	13	13	16

Total	249	289	279

Natural gas liquids — barrels per day
United States	13	14	11
Europe	3	3	3
Asia	1	1	—

Total	17	18	14

Natural gas — mcf per day
United States	100	108	93
Europe	81	134	151
Asia and other	442	427	446

Total	623	669	690

Barrels of oil equivalent — per day*	370	418	408

*	Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table above.

United States:    Crude oil production in the United States was higher in 2011 compared with 2010, primarily due to new wells in the Bakken oil shale play, partly offset by lower production due to a shut-in well at the Llano Field. Natural gas production was lower in 2011 compared with 2010, primarily due to this shut-in well at the Llano Field. Crude oil and natural gas production was higher in 2010 compared with 2009, primarily due to new production from the Shenzi, Llano, Conger and Bakken fields.

Europe:    Crude oil production was comparable in 2011 and 2010, as higher production from Russia was largely offset by lower production from the Corporation’s United Kingdom North Sea assets. Crude oil production was higher in 2010 compared with 2009, due to higher production in Russia and in Norway following the acquisition of additional interests in the Valhall and Hod fields in 2010. Natural gas production was lower in 2011 compared with 2010, primarily due to the sale in February 2011 of certain natural gas producing assets in the United Kingdom North Sea. Natural gas production was lower in 2010 compared with 2009, primarily due to downtime at certain United Kingdom gas fields.

Africa:    Crude oil production decreased in 2011 compared with 2010 due to the suspension of production in Libya following civil unrest, the exchange in September 2010 of the Corporation’s interests in Gabon for increased interests in Norway, lower production entitlement in Equatorial Guinea and Algeria as a result of higher selling prices, and natural decline in Equatorial Guinea. Crude oil production decreased in 2010 compared with 2009 following the exchange of Gabon for additional interests in the Valhall and Hod fields in Norway and lower entitlement to Algerian production.

Asia and other:    Natural gas production in 2011 was higher than 2010, primarily due to higher total nominations at the Joint Development Area of Malaysia and Thailand (JDA) and the adjacent Block PM301 in Malaysia and first production from the Gajah Baru Complex at the Natuna A Field in Indonesia, which commenced production in the fourth quarter of 2011. Natural gas production in 2010 was lower than in 2009, primarily due to downtime at the Pangkah Field in Indonesia and a temporary shut-in at the Bumi Field in the JDA.

Sales Volumes:    Lower sales volumes and other operating revenues decreased revenue by approximately $1,100 million in 2011 compared with 2010 and higher sales volumes and other operating revenues increased revenue by $135 million in 2010 compared with 2009.

Operating Costs and Depreciation, Depletion and Amortization:    Cash operating costs, consisting of production expenses and general and administrative expenses, increased by $460 million in 2011 compared with 2010 and increased by $145 million in 2010 compared with 2009. The increase in 2011 was primarily due to higher production taxes as a result of higher selling prices, together with higher operating and maintenance expenses, mainly in Norway and in the Bakken oil shale play. The increase in costs in 2010 compared to 2009 was primarily due to higher production taxes as a result of higher selling prices.

Depreciation, depletion and amortization charges increased by $83 million in 2011 and $109 million in 2010, compared with the corresponding amounts in prior years. The increases in both 2011 and 2010 were primarily due to higher per barrel costs, reflecting higher finding and development costs. In addition, the higher total per barrel costs in 2011 resulted from a greater proportion of production volumes from the Bakken.

Excluding items affecting comparability between periods, cash operating costs per barrel of oil equivalent were $19.71 in 2011, $14.45 in 2010 and $13.70 in 2009. Depreciation, depletion and amortization costs per barrel of oil equivalent were $17.06 in 2011, $14.56 in 2010 and $14.19 in 2009. For 2012, cash operating costs are estimated to be in the range of $20.00 to $21.00 per barrel and depreciation, depletion and amortization costs are estimated to be in the range of $20.50 to $21.50 per barrel, resulting in total unit costs in the range of $40.50 to $42.50 per barrel of oil equivalent, excluding Libyan operations.

Exploration Expenses:    Exploration expenses increased in 2011 compared to 2010, mainly due to higher dry hole expenses. Dry hole expenses included amounts relating to two exploration wells on the Semai V Block, offshore Indonesia and a well in the North Red Sea Block 1, offshore Egypt. Exploration expenses also increased in 2010 from 2009, primarily due to higher lease amortization.

Income Taxes:    Excluding the impact of items affecting comparability, the effective income tax rates for E&P operations were 38% in 2011, 44% in 2010 and 48% in 2009. The decrease in the effective income tax rate in 2011 compared with 2010 was predominantly due to the suspension of Libyan operations. The effective income tax rate for E&P operations in 2012 is estimated to be in the range of 36% to 40%, excluding Libyan operations.

Foreign Exchange:    The after-tax foreign currency losses were $16 million in 2011, $9 million in 2010 and $10 million in 2009.

Items Affecting Comparability of Earnings:    Reported E&P earnings include the following items affecting comparability of income (expense) before and after income taxes for the years ended December 31:

	Before Income Taxes			After Income Taxes
	2011	2010	2009	2011	2010	2009
	(Millions of dollars)
Gains on asset sales	$446	$1,208	$—	$413	$1,130	$—
Royalty dispute resolution	—	—	143	—	—	89
Asset impairments	(358)	(532)	(54)	(140)	(334)	(26)
Dry hole expense	—	(101)	—	—	(64)	—
Reductions in carrying values of assets	—	—	(23)	—	—	(18)
Income tax adjustment	—	—	—	(29)	—	—

	$88	$575	$66	$244	$732	$45

2011:    In February 2011, the Corporation completed the sale of its interests in the Easington Catchment Area (Hess 30%), the Bacton Area (Hess 23%), the Everest Field (Hess 19%) and the Lomond Field (Hess 17%) in the United Kingdom North Sea for cash proceeds of $359 million, after post-closing adjustments. These disposals resulted in pre-tax gains totaling $343 million ($310 million after income taxes). These assets had a productive capacity of approximately 15,000 boepd. The total combined net book value of the disposed assets prior to the sale was $16 million, including allocated goodwill of $14 million. In August 2011, the Corporation completed the sale of its interests in the Snorre Field (Hess 1%), offshore Norway and the Cook Field (Hess 28%) in the United Kingdom North Sea for cash proceeds of $131 million, after post-closing adjustments. These disposals resulted in non-taxable gains totaling $103 million. The total combined net book value of the disposed assets prior to the sale was $28 million, including allocated goodwill of $11 million.

In the third quarter of 2011, the Corporation recorded impairment charges of $358 million ($140 million after income taxes) related to increases in the Corporation’s estimated abandonment liabilities primarily for non-producing properties which resulted in the book value of the properties exceeding their fair value. See Note 9, Asset Retirement Obligations in the notes to the Consolidated Financial Statements.

In July 2011, the United Kingdom increased the supplementary tax rate on petroleum operations to 32% from 20% with an effective date of March 24, 2011. As a result, the Corporation recorded a charge of $29 million to increase the deferred tax liability in the United Kingdom.

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

The Corporation recorded a charge of $532 million ($334 million after income taxes) to fully impair the carrying value of its 55% interest in the West Mediterranean Block 1 concession (West Med Block), located offshore Egypt. This interest was acquired in 2006 and included four natural gas discoveries and additional exploration prospects. The Corporation and its partners subsequently explored and further evaluated the area, made a fifth discovery, conducted development planning, and held negotiations with the Egyptian authorities to amend the existing gas sales agreement. In September 2010, the Corporation and its partners notified the Egyptian authorities of their decision to cease exploration activities and to relinquish a significant portion of the block. As a result, the Corporation fully impaired the carrying value of its interest in the West Med Block. The West Med Block was relinquished in 2011. The Corporation also recorded $101 million ($64 million after income taxes) of dry hole expenses related to previously suspended well costs on the West Med Block offshore Egypt and Block BM-S-22 offshore Brazil, both of which were drilled prior to 2010.

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

The Corporation recorded total asset impairment charges of $54 million ($26 million after income taxes) to reduce the carrying value of two-short lived fields in the United Kingdom North Sea. Pre-tax charges of approximately $23 million ($18 million after income taxes) were recorded to impair the carrying values of production equipment and to write down materials inventories in Equatorial Guinea and the United States. The pre-tax amount of most of the inventory write downs was reported in Production expenses in the Statement of Consolidated Income.

The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk. In addition, as a result of the oil spill in 2010 at the BP p.l.c. operated Macondo prospect in the Gulf of Mexico, there have been and there may be further changes in laws and regulations that could impact the Corporation’s future drilling operations and increase its potential liability in the event of an oil spill. For a more comprehensive description of the risks that may affect the Corporation’s E&P business, see Item 1A. Risk Factors Related to Our Business and Operations.

Marketing and Refining

Results from M&R activities were losses of $584 million in 2011, losses of $231 million in 2010 and earnings of $127 million in 2009. Excluding the items affecting comparability reflected in the table on page 23 and discussed below, results were losses of $59 million in 2011 and earnings of $58 million in 2010 and $115 million in 2009.

Refining:    Refining results consist of the Corporation’s share of HOVENSA’s losses, together with the results of Port Reading and other miscellaneous operating activities. Refining losses were $728 million in 2011 (including $525 million of after-tax losses related to the impairment recorded by HOVENSA and other charges due to the decision to shut down the refinery in St. Croix), $445 million in 2010 (including a $289 million after-tax charge to reduce the carrying value of the Corporation’s equity investment in HOVENSA) and $87 million in 2009 (including a benefit of $12 million due to an income tax adjustment).

In 2011, HOVENSA experienced continued substantial operating losses due to global economic conditions and competitive disadvantages versus other refiners, despite efforts to improve operating performance by reducing refining capacity to 350,000 from 500,000 barrels per day in the first half of the year. Operating losses were also projected to continue. In January 2012, HOVENSA announced a decision to shut down its refinery and operate the complex as an oil storage terminal. As a result of these developments, HOVENSA prepared an impairment analysis as of December 31, 2011, which concluded that undiscounted future cash flows would not recover the carrying value of its long-lived assets, and recorded an impairment charge and other charges related to the decision to shut down the refinery. For 2011, the Corporation recorded a total of $1,073 million of losses from its equity investment in HOVENSA. These pre-tax losses included $875 million ($525 million after income taxes) due to the impairment recorded by HOVENSA and other charges associated with its decision to shut down the refinery. The Corporation’s share of the impairment related losses recorded by HOVENSA represents an amount equivalent to the Corporation’s financial support to HOVENSA at December 31, 2011, its planned future funding commitments for costs related to the refinery shutdown, and a charge of $135 million for the write-off of related assets held by the subsidiary which owns the Corporation’s investment in HOVENSA. At December 31, 2011, the Corporation has a liability of $487 million for its planned funding commitments, which is expected to be incurred in 2012. A deferred income tax benefit of $350 million, consisting primarily of U.S. income taxes, has been recorded on the Corporation’s share of HOVENSA’s impairment and refinery shutdown related charges.

In December 2010, the Corporation recorded an impairment charge of $300 million before income taxes ($289 million after income taxes) to reduce the carrying value of its equity investment in HOVENSA, which was recorded in Income (loss) from equity investment in HOVENSA L.L.C., on the Statement of Consolidated Income. The investment had been adversely affected by consecutive annual operating losses resulting from continued weak refining margins and refinery utilization, and a fourth quarter 2010 debt rating downgrade. As a result of a strategic assessment in 2010, HOVENSA decided to lower its crude oil refining capacity to 350,000 from 500,000 barrels per day in 2011. The Corporation performed an impairment analysis and concluded that its investment had experienced an other than temporary decline in value. For discussion of the impairment charge, see Note 5, HOVENSA L.L.C. Joint Venture in the notes to the Consolidated Financial Statements.

Excluding items affecting comparability discussed above, the Corporation’s share of HOVENSA’s results was a loss of $198 million in 2011, $137 million in 2010 ($222 million before income taxes) and $141 million ($230 million before income taxes) in 2009. U.S. Virgin Island income taxes have not been recorded on the Corporation’s share of HOVENSA’s 2011 results due to cumulative operating losses. These results reflect lower refining margins, higher fuel costs and lower sales volumes. During 2010, the fluid catalytic cracking unit at HOVENSA was shut down for a scheduled turnaround. The Corporation’s share of HOVENSA’s turnaround expenses was approximately $20 million after income taxes.

Other after-tax refining results, principally from Port Reading operations, were a loss of $5 million in 2011, a loss of $19 million in 2010 and income of $42 million in 2009. During 2010, the Port Reading refining facility was shut down for 41 days for a scheduled turnaround. The after-tax expenses for the Port Reading turnaround were approximately $30 million. The turnaround expenses are included in Other operating expenses in the Statement of Consolidated Income.

The following table summarizes refinery utilization rates for the years ended December 31:

	Refinery Capacity	Refinery Utilization
	(Thousands of barrels per day)	2011	2010	2009
HOVENSA
Crude	350*	81.1%	78.0%	80.3%
Fluid catalytic cracker	150	71.7%	66.5%	70.2%
Coker	58	77.4%	78.3%	81.6%
Port Reading	70	90.0%	78.1%	90.2%

*	HOVENSA’s crude oil refining capacity was reduced to 350,000 from 500,000 barrels per day in the first half of 2011.

Marketing:    Marketing operations, which consist principally of retail gasoline and energy marketing activities, generated income of $185 million in 2011, $215 million in 2010 and $168 million in 2009. The decrease in earnings in 2011 compared with 2010 was due to lower sales volumes and lower margins. The increase in earnings in 2010 compared with 2009 reflected improved margins from the weak economic environment in 2009.

The table below summarizes marketing sales volumes for the years ended December 31:

	2011	2010	2009
Refined petroleum product sales (thousands of barrels per day)	430	471	473
Natural gas (thousands of mcf per day)	2,167	2,016	2,010
Electricity (megawatts round the clock)	4,374	4,140	4,306

The Corporation has a 50% voting interest in a consolidated partnership that trades energy commodities and energy derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results of the trading partnership, amounted to a loss of $41 million in 2011, a loss of $1 million in 2010 and earnings of $46 million in 2009.

Marketing expenses increased in 2011 compared with 2010 reflecting higher retail credit card fees, maintenance, environmental and employee related expenses. Marketing expenses increased in 2010 compared with 2009, principally reflecting changes in retail credit card fees.

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

Corporate

The following table summarizes corporate expenses for the years ended December 31:

	2011	2010	2009
	(Millions of dollars)
Corporate expenses (excluding items affecting comparability)	$260	$256	$227
Income taxes (benefits)	(106)	(104)	(82)

Net corporate expenses	154	152	145
Items affecting comparability between periods, after-tax	—	7	60

Total corporate expenses, after-tax	$154	$159	$205

Excluding items affecting comparability between periods, net corporate expenses were comparable in 2011 and 2010. The increase in net corporate expenses in 2010 compared with 2009 primarily reflects higher employee and insurance costs and bank facility fees. After-tax corporate expenses in 2012 are estimated to be in the range of $160 million to $170 million.

In 2010, the Corporation recorded a pre-tax charge of $11 million ($7 million after income taxes) related to the repurchase of the remaining $116 million of fixed-rate public notes that were scheduled to mature in 2011. In 2009, the Corporation recorded pre-tax charges of $54 million ($34 million after income taxes) related to the repurchase of $546 million in fixed-rate public notes that were scheduled to mature in 2011 and $42 million ($26 million after income taxes) relating to retirement benefits and employee severance costs. The pre-tax charges in connection with the debt repurchases were recorded in Other, net, and the pre-tax amounts of the retirement benefits and severance costs were recorded in General and administrative expenses in the Statement of Consolidated Income.

Interest

Interest expense was as follows for the years ended December 31:

	2011	2010	2009
	(Millions of dollars)
Total interest incurred	$396	$366	$366
Capitalized interest	(13)	(5)	(6)

Interest expense before income taxes	383	361	360
Income taxes (benefits)	(149)	(140)	(136)

After-tax interest expense	$234	$221	$224

The increase in interest expense in 2011 compared to 2010 primarily reflects higher average borrowings following the issuance of $1.25 billion of 30-year fixed-rate public notes in August 2010. Capitalized interest increased in 2011 due to the sanctioning of the Tubular Bells project. Interest expense was comparable in 2010 and 2009. After-tax interest expense in 2012 is expected to be in the range of $245 million to $255 million.

Consolidated Sales and Cost of Products Sold

Sales and other operating revenues totaled $38,466 million in 2011, $33,862 million in 2010 and $29,614 million in 2009. The increase in Sales and other operating revenues of 14% year-on-year from 2009 to 2011 is primarily due to higher crude oil and refined petroleum product selling prices, partially offset by lower crude oil and refined petroleum product sales volumes.

The increase in Cost of products sold each year principally reflects higher prices for purchased refined petroleum products.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources at December 31:

	2011	2010
	(Millions of dollars)
Cash and cash equivalents	$351	$1,608
Short-term debt and current maturities of long-term debt	$52	$46
Total debt	$6,057	$5,583
Total equity	$18,592	$16,809
Debt to capitalization ratio*	24.6%	24.9%

*	Total debt as a percentage of the sum of total debt plus equity.

Cash Flows

The following table sets forth a summary of the Corporation’s cash flows for the years ended December 31:

	2011	2010	2009
	(Millions of dollars)
Net cash provided by (used in):
Operating activities	$4,984	$4,530	$3,046
Investing activities	(6,566)	(5,259)	(2,924)
Financing activities	325	975	332

Net increase (decrease) in cash and cash equivalents	$(1,257)	$246	$454

Operating Activities:    Net cash provided by operating activities amounted to $4,984 million in 2011 compared with $4,530 million in 2010, reflecting higher operating earnings partially offset by a period over period increase in the use of cash from changes in operating assets and liabilities of $412 million. Operating cash flow increased to $4,530 million in 2010 from $3,046 million in 2009 principally reflecting higher earnings.

Investing Activities:    The following table summarizes the Corporation’s capital expenditures for the years ended December 31:

	2011	2010	2009
	(Millions of dollars)
Exploration and Production
Exploration	$869	$552	$611
Production and development	4,673	2,592	1,927
Acquisitions (including leaseholds)	1,346	2,250	262

	6,888	5,394	2,800
Marketing, Refining and Corporate	118	98	118

Total	$7,006	$5,492	$2,918

Capital expenditures in 2011 included acquisitions of approximately $800 million for 185,000 net acres in the Utica Shale play in eastern Ohio, $214 million for interests in two blocks in the Kurdistan Region of Iraq and $116 million for an additional 4% interest in the South Arne Field in Denmark. Capital expenditures in 2010 included acquisitions of 167,000 net acres in the Bakken oil shale play in North Dakota from TRZ Energy, LLC for $1,075 million in cash and additional interests of 8% and 13% in the Valhall and Hod fields, respectively, for $507 million in cash. Capital expenditures in 2009 included acquisitions of $188 million for unproved leaseholds and $74 million for a 50% interest in blocks PM301 and PM302 in Malaysia, which are adjacent to Block A-18 of the JDA. In addition, proceeds from asset sales were $490 million in 2011 and $183 million in 2010.

Financing Activities:    During 2011, net proceeds from borrowings on available credit facilities were $422 million. During 2010, net proceeds from borrowings were $1,098 million, including the August 2010 issuance of $1,250 million of 30-year fixed-rate public notes with a coupon of 5.6% scheduled to mature in 2041. The proceeds were used to purchase additional acreage in the Bakken and additional interests in the Valhall and Hod fields. In January 2010, the Corporation completed the repurchase of the remaining $116 million of fixed-rate public notes that were scheduled to mature in 2011.

Total common stock dividends paid were $136 million in 2011 and $131 million in 2010 and 2009. The Corporation received net proceeds from the exercise of stock options, including related income tax benefits of $88 million, $54 million and $18 million in 2011, 2010 and 2009, respectively.

Future Capital Requirements and Resources

The Corporation anticipates investing a total of approximately $6.8 billion in capital and exploratory expenditures during 2012, substantially all of which is targeted for E&P operations. The Corporation expects to fund its 2012 operations, including capital expenditures, its share of HOVENSA financial support totaling $487 million, dividends, pension contributions and required debt repayments, with existing cash on-hand, cash flows from operations including the effect of hedging, proceeds from asset sales and its available credit facilities. Crude oil and natural gas prices are volatile and difficult to predict. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. If conditions were to change, such as a significant decrease in commodity prices or an unexpected increase in capital expenditures, the Corporation would take steps to protect its financial flexibility and may pursue other sources of liquidity, including the issuance of debt securities, the issuance of equity securities, and/or asset sales.

The table below summarizes the capacity, usage, and available capacity of the Corporation’s borrowing and letter of credit facilities at December 31, 2011:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity
		(Millions of dollars)
Revolving credit facility	April 2016	$4,000	$—	$173	$173	$3,827
Asset-backed credit facility	July 2012 (a)	525	350	—	350	175
Committed lines	Various (b)	2,675	—	1,063	1,063	1,612
Uncommitted lines	Various (b)	562	100	462	562	—

Total		$7,762	$450	$1,698	$2,148	$5,614

(a)	Total capacity of $1 billion subject to the amount of eligible receivables posted as collateral.

(b)	Committed and uncommitted lines have expiration dates through 2014.

In April 2011, the Corporation entered into a new $4 billion syndicated revolving credit facility that matures in April 2016. This facility, which replaced a $3 billion facility that was scheduled to mature in May 2012, can be used for borrowings and letters of credit. Borrowings on the facility bear interest at 1.25% above the London Interbank Offered Rate. A facility fee of 0.25% per annum is also payable on the amount of the facility. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The covenants that establish restrictions on the amount of total borrowings and secured debt are consistent with the previous facility.

The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its Marketing and Refining operations. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit of up to $1 billion subject to the availability of sufficient levels of eligible receivables. At December 31, 2011, outstanding borrowings under this facility of $350 million were collateralized by a total of $947 million of accounts receivable, which are held by a wholly-owned subsidiary. These receivables are only available to pay the general obligations of the Corporation after satisfaction of the outstanding obligations under the asset-backed facility.

The Corporation also has a shelf registration statement filed with the SEC under which it may issue additional debt securities, warrants, common stock or preferred stock. Promptly after filing this report, as a result of the Corporation’s existing shelf registration expiring on February 26, 2012, the Corporation anticipates filing a new shelf registration statement under the Securities Act of 1933, as amended, under which it may issue, among other things, additional debt securities, warrants, common stock or preferred stock.

The Corporation’s long-term debt agreements contain a financial covenant that restricts the amount of total borrowings and secured debt. At December 31, 2011, the Corporation is permitted to borrow up to an additional $24.9 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $4.5 billion of secured debt at December 31, 2011.

The Corporation’s $1.7 billion in letters of credit outstanding at December 31, 2011 were primarily issued to satisfy margin requirements. See also Note 17, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements.

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

Contractual Obligations and Contingencies

Following is a table showing aggregated information about certain contractual obligations at December 31, 2011:

		Payments Due by Period
	Total	2012	2013 and 2014	2015 and 2016	Thereafter
	(Millions of dollars)
Total debt*	$6,057	$52	$386	$459	$5,160
Operating leases	3,210	531	1,195	320	1,164
Purchase obligations
Supply commitments	8,131	7,187	782	149	13
Capital expenditures and other investments	3,045	1,640	873	257	275
Operating expenses	3,039	1,637	829	204	369
Other long-term liabilities	3,327	290	556	463	2,018

*	At December 31, 2011, the Corporation’s debt bears interest at a weighted average rate of 6.8%.

Supply commitments include term purchase agreements at market prices for a portion of the gasoline necessary to supply the Corporation’s retail marketing system and feedstocks for the Port Reading refining facility. In addition, the Corporation has commitments to purchase refined petroleum products, natural gas and electricity to supply contracted customers in its energy marketing business. These commitments were computed based predominately on year-end market prices.

The table also reflects future capital expenditures, including the portion of the Corporation’s planned $6.8 billion capital investment program for 2012 that was contractually committed at December 31, 2011. Obligations for operating expenses include commitments for transportation, seismic purchases, oil and gas production expenses and other normal business expenses. Other long-term liabilities reflect contractually committed obligations in the Consolidated Balance Sheet at December 31, 2011, including asset retirement obligations, pension plan liabilities and estimates for uncertain income tax positions.

During 2011, the Corporation entered into a lease agreement for a floating production system and related support activities for the Tubular Bells Field. Payments under this five year contract, which total approximately $420 million and are expected to commence by mid-2014, are included in Capital expenditures and other investments in the contractual obligations table above. The Corporation also has a tolling agreement with Bayonne Energy Center, LLC (BEC) (Hess 50%), a joint venture formed to generate electricity for sale into the

New York City market. Under the tolling arrangement, the Corporation will pay its share of a predetermined monthly amount to BEC following the start up of plant operations, which is expected in mid-2012. Estimated payments through 2027, which total approximately $415 million, are included in Operating expenses in the contractual obligations table.

The Corporation and certain of its subsidiaries lease gasoline stations, drilling rigs, tankers, office space and other assets for varying periods under leases accounted for as operating leases.

The Corporation has a contingent purchase obligation to acquire the remaining interest in WilcoHess, a retail gasoline station joint venture. This contingent obligation, which expires in April 2014, was approximately $205 million at December 31, 2011.

The Corporation is contingently liable under letters of credit and under guarantees of the debt of other entities directly related to its business at December 31, 2011 as shown below (in millions of dollars):

Letters of credit	$67
Guarantees	15

$82

Off-balance Sheet Arrangements

The Corporation has leveraged leases not included in its Consolidated Balance Sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $388 million at December 31, 2011 compared with $394 million at December 31, 2010. If these leases were included as debt, the Corporation’s December 31, 2011 debt to capitalization ratio would increase to 25.7% from 24.6%.

See also Note 18, Guarantees and Contingencies in the notes to the Consolidated Financial Statements.

Foreign Operations

The Corporation conducts exploration and production activities outside the United States, principally in Algeria, Australia, Azerbaijan, Brazil, Brunei, China, Denmark, Egypt, Equatorial Guinea, France, Ghana, Indonesia, the Kurdistan region of Iraq, Libya, Malaysia, Norway, Peru, Russia, Thailand and the United Kingdom. Therefore, the Corporation is subject to the risks associated with foreign operations, including political risk, tax law changes and currency risk.

See also Item 1A. Risk Factors Related to Our Business and Operations.

Accounting Policies

Critical Accounting Policies and Estimates

Accounting policies and estimates affect the recognition of assets and liabilities in the Corporation’s Consolidated Balance Sheet and revenues and expenses in the Statement of Consolidated Income. The accounting methods used can affect net income, equity and various financial statement ratios. However, the Corporation’s accounting policies generally do not change cash flows or liquidity.

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

Impairment of Long-lived Assets and Goodwill:    As explained below, there are significant differences in the way long-lived assets and goodwill are evaluated and measured for impairment testing. The Corporation reviews long-lived assets, including oil and gas fields, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. Long-lived assets are tested based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying amounts of the long-lived assets are not expected to be recovered by undiscounted future net cash flow estimates, the assets are impaired and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets generally determined by discounting anticipated future net cash flows.

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

The Corporation’s goodwill is tested for impairment annually in the fourth quarter or when events or circumstances indicate that the carrying amount of the goodwill may not be recoverable. The goodwill test is conducted at a reporting unit level, which is defined in accounting standards as an operating segment or one level below an operating segment. The reporting unit or units to be used in an evaluation and measurement of goodwill for impairment testing are determined from a number of factors, including the manner in which the business is managed. The Corporation has concluded that the E&P segment is the reporting unit for the purposes of testing goodwill for impairment, since the E&P segment is managed globally by one segment manager who allocates financial and technical resources globally and reviews operating results at the segment level. Accordingly, the Corporation expects that the benefits of goodwill will be recovered through the operations of that segment.

If any of the E&P segment components, such as our financial reporting regions (United States, Europe, Africa and Asia) were considered to be reporting units, an analysis would be performed to determine if these components were economically similar as defined in the accounting standard for goodwill (ASC 350-20-35). If components are economically similar, that guidance requires that those components be aggregated and deemed a single reporting unit.

While the Corporation believes that the E&P segment is the reporting unit because of the manner in which the business is managed, it also evaluated the required aggregation criteria specified in the accounting standard for segment reporting (ASC 280-10-50-11) and determined that its components are economically similar for the following reasons:

•	The Corporation operates its exploration and production segment as a single, global business.
•	Each component produces oil and gas.
•	The exploration and production processes are similar in each component.
•	The methods used by each component to market and distribute oil and gas are similar.
•	Customers of each component are similar.
•	The components share technical resources and support services.

If the Corporation reorganized its exploration and production business such that there was more than one reporting unit, goodwill may be assigned to two or more reporting units.

The Corporation’s fair value estimate of the E&P segment is the sum of: (1) the discounted anticipated cash flows of producing assets and known developments, (2) the estimated risk adjusted present value of exploration assets, and (3) an estimated market premium to reflect the market price an acquirer would pay for potential synergies including cost savings, access to new business opportunities, enterprise control, improved processes and increased market share. The Corporation also considers the relative market valuation of similar E&P companies.

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

The Corporation determines fair value in accordance with the FASB fair value measurements accounting standard which established a hierarchy for the inputs used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value is based on the lowest significant input level within this fair value hierarchy.

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

Derivatives:    The Corporation utilizes derivative instruments for both risk management and trading activities. In risk management activities, the Corporation uses futures, forwards, options and swaps, individually or in combination to mitigate its exposure to fluctuations in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as changes in interest and foreign currency exchange rates. In trading activities, the Corporation, principally through a consolidated partnership, trades energy-related commodities and derivatives, including futures, forwards, options and swaps, based on expectations of future market conditions.

All derivative instruments are recorded at fair value in the Corporation’s Consolidated Balance Sheet. The Corporation’s policy for recognizing the changes in fair value of derivatives varies based on the designation of the derivative. The changes in fair value of derivatives that are not designated as hedges are recognized currently in earnings. Derivatives may be designated as hedges of expected future cash flows or forecasted transactions (cash flow hedges) or hedges of firm commitments (fair value hedges). The effective portion of changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of other comprehensive income (loss). Amounts included in Accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in fair value of derivatives designated as cash flow hedges is recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recognized currently in earnings. The change in fair value of the related hedged commitment is recorded as an adjustment to its carrying amount and recognized currently in earnings.

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

Retirement Plans:    The Corporation has funded non-contributory defined benefit pension plans and an unfunded supplemental pension plan. The Corporation recognizes in the Consolidated Balance Sheet the net change in the funded status of the projected benefit obligation for these plans.

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

Asset Retirement Obligations:    The Corporation has material legal obligations to remove and dismantle long lived assets and to restore land or seabed at certain exploration and production locations. In accordance with generally accepted accounting principles, the Corporation recognizes a liability for the fair value of required asset retirement obligations. In addition, the fair value of any legally required conditional asset retirement obligations is recorded if the liability can be reasonably estimated. The Corporation capitalizes such costs as a component of the carrying amount of the underlying assets in the period in which the liability is incurred. In order to measure these obligations, the Corporation estimates the fair value of the obligations by discounting the future payments that will be required to satisfy the obligations. In determining these estimates, the Corporation is required to make several assumptions and judgments related to the scope of dismantlement, timing of settlement, interpretation of legal requirements, inflationary factors and discount rate. In addition, there are other external factors which could significantly affect the ultimate settlement costs for these obligations including changes in environmental regulations and other statutory requirements, fluctuations in industry costs and foreign currency exchange rates and advances in technology. As a result, the Corporation’s estimates of asset retirement obligations are subject to revision due to the factors described above. Changes in estimates prior to settlement result in adjustments to both the liability and related asset values.

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

Over the last several years, many refineries have entered into consent agreements to resolve the United States Environmental Protection Agency’s (EPA) assertions that refining facilities were modified or expanded without complying with the New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations that impose emissions control requirements. In January 2011, HOVENSA signed a consent decree with the EPA to resolve its claims. Under the terms of the Consent Decree, HOVENSA agreed to pay a penalty of approximately $5 million and spend approximately $700 million over the next 10 years to install equipment and implement additional operating procedures at the HOVENSA refinery to reduce emissions. In addition, the Consent Decree requires HOVENSA to spend approximately $5 million to fund an environmental project to be determined at a later date by the Virgin Islands and $500,000 to assist the Virgin Islands Water and Power Authority with monitoring. However, as a result of HOVENSA’s decision to shut down its refinery, which was announced in January 2012, HOVENSA believes that it will not be required to make material capital expenditures pursuant to this consent decree. The Corporation believes that it will also enter into a consent decree with the EPA in the near future to resolve these matters as they relate to its Port Reading refinery facility, which is not expected to have a material adverse impact on the financial condition, results of operations or cash flows of the Corporation.

The Corporation produces and distributes fuel oils in the United States. Many states and localities are adopting requirements that mandate a lower sulfur content of fuel oils and restrict the types of fuel oil sold within their jurisdictions. These proposals could require capital expenditures by the Corporation for its Port Reading refining facility to meet the required sulfur content standards or other changes in the marketing of fuel oils and affect the profitability of that facility.

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

The Corporation accrues for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. At year-end 2011, the Corporation’s reserve for estimated remediation liabilities was approximately $60 million. The Corporation expects that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites. The Corporation’s remediation spending was $19 million in 2011, $13 million in 2010 and $11 million in 2009. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards, other than for the low sulfur requirements, were approximately $95 million in 2011, $85 million in 2010 and $50 million in 2009.

Forward-looking Information

Certain sections of this Annual Report on Form 10-K, including Business and Properties, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, include references to the Corporation’s future results of operations and financial position, liquidity and capital resources, capital expenditures, oil and gas production, tax rates, debt repayment, hedging, derivative, market risk and environmental disclosures, off-balance sheet arrangements and contractual obligations and contingencies, which include forward-looking information. These sections typically include statements with words such as “anticipate”, “estimate”, “expect”, “forecast”, “guidance”, “could”, “may”, “should”, “would” or similar words, indicating that future outcomes are uncertain. Forward-looking disclosures are based on the Corporation’s current understanding and assessment of these activities and reasonable assumptions about the future. Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors. For more information regarding the factors that may cause the Corporation’s results to differ from these statements, see Item 1A. Risk Factors Related to Our Business and Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the price of crude oil, natural gas, refined petroleum products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities are referred to as energy marketing and corporate risk management activities. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas and refined petroleum products. The following describes how these risks are controlled and managed.

Controls:    The Corporation maintains a control environment under the direction of its chief risk officer and through its corporate risk policy, which the Corporation’s senior management has approved. Controls include volumetric, term and value at risk limits. The chief risk officer must approve the use of new instruments or commodities. Risk limits are monitored and are reported on a daily basis to business units and to senior management. The Corporation’s risk management department also performs independent verifications of sources of fair values and validations of valuation models. These controls apply to all of the Corporation’s risk management and trading activities, including the consolidated trading partnership. The Corporation’s treasury department is responsible for administering and monitoring foreign exchange rate and interest rate hedging programs.

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

•	Energy Securities: Energy securities include energy-related equity or debt securities issued by a company or government or related derivatives on these securities.

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

The Corporation has outstanding foreign exchange contracts used to reduce its exposure to fluctuating foreign exchange rates for various currencies, including the British Pound and the Thai Baht. At December 31, 2011, the Corporation had a payable for foreign exchange contracts maturing in 2012 with a fair value of $14 million. The change in fair value of the foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $89 million at December 31, 2011.

The Corporation’s outstanding long-term debt of $6,040 million has a fair value of $7,317 million at December 31, 2011. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $247 million at December 31, 2011.

Following is the value at risk for the Corporation’s energy marketing and risk management commodity derivatives activities, excluding foreign exchange and interest rate derivatives described above:

	2011	2010
	(Millions of dollars)
At December 31	$94	$5
Average	30	5
High	94	6
Low	8	4

The increase in the value at risk for the Corporation’s energy marketing and risk management commodity derivatives activities in 2011 primarily reflects additional Brent crude oil cash flow hedge positions as described in Note 17, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements.

Trading Activities

Trading activities are conducted principally through a trading partnership in which the Corporation has a 50% voting interest. This consolidated entity intends to generate earnings through various strategies primarily using energy commodities, securities and derivatives. The Corporation also takes trading positions for its own account.

Following is the value at risk for the Corporation’s trading activities:

	2011	2010
	(Millions of dollars)
At December 31	$4	$14
Average	11	14
High	16	15
Low	4	12

The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts. Derivative trading transactions are marked-to-market and unrealized gains or losses are recognized currently in earnings. Gains or losses from sales of physical products are recorded at the time of sale. Net realized gains on trading activities amounted to $44 million in 2011 and $375 million in 2010. The following table provides an assessment of the factors affecting the changes in fair value of financial instruments and derivative commodity contracts used in trading activities:

	2011	2010
	(Millions of dollars)
Fair value of contracts outstanding at January 1	$94	$110
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at the end of the year	(69)	10
Reversal of fair value for contracts closed during the year	9	(233)
Fair value of contracts entered into during the year and still outstanding	(120)	207

Fair value of contracts outstanding at December 31	$(86)	$94

The following table summarizes the sources of net asset (liability) fair values of financial instruments and derivative commodity contracts by year of maturity used in the Corporation’s trading activities at December 31, 2011:

	Total	2012	2013	2014	2015 and Beyond
	(Millions of dollars)
Source of fair value
Level 1	$(45)	$(31)	$(3)	$(1)	$(10)
Level 2	285	276	36	(3)	(24)
Level 3	(326)	(325)	(60)	30	29

Total	$(86)	$(80)	$(27)	$26	$(5)

The following table summarizes the receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at December 31:

	2011	2010
	(Millions of dollars)
Investment grade determined by outside sources	$389	$314
Investment grade determined internally*	304	272
Less than investment grade	89	48

Fair value of net receivables outstanding at December 31	$782	$634

*	Based on information provided by counterparties and other available sources.

Item 8.	Financial Statements and Supplementary Data

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

*	Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, as stated in their report, which is included herein.

By	/s/ John P. Rielly	By	/s/ John B. Hess
	John P. Rielly Senior Vice President and Chief Financial Officer		John B. Hess Chairman of the Board and Chief Executive Officer

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

We have audited Hess Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hess Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Hess Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hess Corporation and consolidated subsidiaries as of December 31, 2011 and 2010, and the related statements of consolidated income, cash flows, and equity and comprehensive income for each of the three years in the period ended December 31, 2011 of Hess Corporation and consolidated subsidiaries, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP
February 27, 2012 New York, New York

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

We have audited the accompanying consolidated balance sheet of Hess Corporation and consolidated subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, and the related statements of consolidated income, cash flows, and equity and comprehensive income for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hess Corporation and consolidated subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hess Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP
February 27, 2012 New York, New York

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
	(Millions of dollars; thousands of shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$351	$1,608
Accounts receivable
Trade	4,761	4,478
Other	250	240
Inventories	1,423	1,452
Other current assets	1,554	1,002

Total current assets	8,339	8,780

INVESTMENTS IN AFFILIATES	384	443

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	39,710	35,703
Less reserves for depreciation, depletion, amortization and lease impairment	14,998	14,576

Property, plant and equipment — net	24,712	21,127

GOODWILL	2,305	2,408
DEFERRED INCOME TAXES	2,941	2,167
OTHER ASSETS	455	471

TOTAL ASSETS	$39,136	$35,396

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$3,712	$4,274
Accrued liabilities	3,524	2,567
Taxes payable	812	726
Short-term debt and current maturities of long-term debt	52	46

Total current liabilities	8,100	7,613

LONG-TERM DEBT	6,005	5,537
DEFERRED INCOME TAXES	2,843	2,995
ASSET RETIREMENT OBLIGATIONS	1,844	1,203
OTHER LIABILITIES AND DEFERRED CREDITS	1,752	1,239

Total liabilities	20,544	18,587

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00
Authorized — 600,000 shares
Issued: 2011 — 339,976 shares; 2010 — 337,681 shares	340	338
Capital in excess of par value	3,417	3,256
Retained earnings	15,826	14,254
Accumulated other comprehensive income (loss)	(1,067)	(1,159)

Total Hess Corporation stockholders’ equity	18,516	16,689
Noncontrolling interests	76	120

Total equity	18,592	16,809

TOTAL LIABILITIES AND EQUITY	$39,136	$35,396

The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	Years Ended December 31,
	2011	2010	2009
	(Millions of dollars, except per share data)
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$38,466	$33,862	$29,614
Income (loss) from equity investment in HOVENSA L.L.C.	(1,073)	(522)	(229)
Gains on asset sales	446	1,208	—
Other, net	32	65	184

Total revenues and non-operating income	37,871	34,613	29,569

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	26,774	23,407	20,961
Production expenses	2,352	1,924	1,805
Marketing expenses	1,069	1,021	1,008
Exploration expenses, including dry holes and lease impairment	1,195	865	829
Other operating expenses	171	213	183
General and administrative expenses	702	662	647
Interest expense	383	361	360
Depreciation, depletion and amortization	2,406	2,317	2,200
Asset impairments	358	532	54

Total costs and expenses	35,410	31,302	28,047

INCOME BEFORE INCOME TAXES	2,461	3,311	1,522
Provision for income taxes	785	1,173	715

NET INCOME	$1,676	$2,138	$807
Less: Net income (loss) attributable to noncontrolling interests	(27)	13	67

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$1,703	$2,125	$740

BASIC NET INCOME PER SHARE	$5.05	$6.52	$2.28
DILUTED NET INCOME PER SHARE	$5.01	$6.47	$2.27
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	339.9	328.3	326.0

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,676	$2,138	$807
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,406	2,317	2,200
(Income) loss from equity investment in HOVENSA L.L.C.	1,073	522	229
Asset impairments	358	532	54
Exploratory dry hole costs	438	237	267
Lease impairment	301	266	231
Stock compensation expense	104	112	128
Gains on asset sales	(446)	(1,208)	—
Provision (benefit) for deferred income taxes	(623)	(495)	(438)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(243)	(760)	320
(Increase) decrease in inventories	4	(16)	(137)
Increase (decrease) in accounts payable and accrued liabilities	544	1,141	(542)
Increase (decrease) in taxes payable	46	95	(81)
Changes in other assets and liabilities	(654)	(351)	8

Net cash provided by operating activities	4,984	4,530	3,046

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,006)	(5,492)	(2,918)
Proceeds from asset sales	490	183	—
Other, net	(50)	50	(6)

Net cash used in investing activities	(6,566)	(5,259)	(2,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) of debt with maturities of 90 days or less	100	—	(850)
Debt with maturities of greater than 90 days
Borrowings	422	1,278	1,991
Repayments	(100)	(180)	(694)
Cash dividends paid	(136)	(131)	(131)
Noncontrolling interests, net	(49)	(46)	(2)
Employee stock options exercised, including income tax benefits	88	54	18

Net cash provided by financing activities	325	975	332

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,257)	246	454
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,608	1,362	908

CASH AND CASH EQUIVALENTS AT END OF YEAR	$351	$1,608	$1,362

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY AND COMPREHENSIVE INCOME

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions of dollars)
Balance at January 1, 2009	$326	$2,347	$11,642	$(2,008)	$12,307	$84	$12,391
Net income			740		740	67	807
Deferred gains (losses) on cash flow hedges, after-tax
Effect of hedge losses recognized in income				963	963	—	963
Net change in fair value of cash flow hedges				(729)	(729)	—	(729)
Change in postretirement plan liabilities, after-tax				(6)	(6)	—	(6)
Change in foreign currency translation adjustment and other				105	105	(5)	100

Comprehensive income (loss)					1,073	62	1,135
Activity related to restricted common stock awards, net	1	61	—	—	62	—	62
Employee stock options, including income tax benefits	—	73	—	—	73	—	73
Cash dividends declared	—	—	(131)	—	(131)	—	(131)
Noncontrolling interests, net	—	—	—	—	—	(2)	(2)

Balance at December 31, 2009	327	2,481	12,251	(1,675)	13,384	144	13,528

Net income			2,125		2,125	13	2,138
Deferred gains (losses) on cash flow hedges, after-tax
Effect of hedge losses recognized in income				656	656	—	656
Net change in fair value of cash flow hedges				(198)	(198)	—	(198)
Change in postretirement plan liabilities, after-tax				28	28	—	28
Change in foreign currency translation adjustment and other				30	30	1	31

Comprehensive income (loss)					2,641	14	2,655
Common stock issued for acquisition	9	639	—	—	648	—	648
Activity related to restricted common stock awards, net	1	59	—	—	60	—	60
Employee stock options, including income tax benefits	1	105	—	—	106	—	106
Cash dividends declared	—	—	(132)	—	(132)	—	(132)
Noncontrolling interests, net	—	(28)	10	—	(18)	(38)	(56)

Balance at December 31, 2010	338	3,256	14,254	(1,159)	16,689	120	16,809

Net income			1,703		1,703	(27)	1,676
Deferred gains (losses) on cash flow hedges, after-tax
Effect of hedge losses recognized in income				432	432	—	432
Net change in fair value of cash flow hedges				2	2	—	2
Change in postretirement plan liabilities, after-tax				(246)	(246)	—	(246)
Change in foreign currency translation adjustment and other				(96)	(96)	2	(94)

Comprehensive income (loss)					1,795	(25)	1,770
Activity related to restricted common stock awards, net	1	52	—	—	53	—	53
Employee stock options, including income tax benefits	1	138	—	—	139	—	139
Cash dividends declared	—	—	(136)	—	(136)	—	(136)
Noncontrolling interests, net	—	(29)	5	—	(24)	(19)	(43)

Balance at December 31, 2011	$340	$3,417	$15,826	$(1,067)	$18,516	$76	$18,592

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business:    Hess Corporation and its subsidiaries (the Corporation) engage in the exploration for and the development, production, purchase, transportation and sale of crude oil and natural gas. These activities are conducted principally in Algeria, Australia, Azerbaijan, Brazil, Brunei, China, Denmark, Egypt, Equatorial Guinea, France, Ghana, Indonesia, the Kurdistan region of Iraq, Libya, Malaysia, Norway, Peru, Russia, Thailand, the United Kingdom and the United States (U.S.). In addition, the Corporation manufactures refined petroleum products and purchases, markets and trades refined petroleum products, natural gas and electricity. The Corporation owns 50% of HOVENSA L.L.C. (HOVENSA), a joint venture in the U.S. Virgin Islands. In January 2012, HOVENSA announced a decision to shut down its refinery and continue to operate the complex as an oil storage terminal. The Corporation also operates a refining facility, terminals and retail gasoline stations, most of which include convenience stores that are located on the East Coast of the United States.

In preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the Consolidated Balance Sheet and revenues and expenses in the Statement of Consolidated Income. Actual results could differ from those estimates. Among the estimates made by management are oil and gas reserves, asset valuations, depreciable lives, pension liabilities, legal and environmental obligations, asset retirement obligations and income taxes. Certain information in the financial statements and notes has been reclassified to conform to the current period presentation. In the preparation of these financial statements, the Corporation has evaluated subsequent events through the date of issuance.

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

Revenue Recognition:    The Corporation recognizes revenues from the sale of crude oil, natural gas, refined petroleum products and other merchandise when title passes to the customer. Sales are reported net of excise and similar taxes in the Statement of Consolidated Income. The Corporation recognizes revenues from the production of natural gas properties based on sales to customers. Differences between Exploration & Production (E&P) natural gas volumes sold and the Corporation’s share of natural gas production are not material. Revenues from natural gas and electricity sales by the Corporation’s marketing operations are recognized based on meter readings and estimated deliveries to customers since the last meter reading.

In its E&P activities, the Corporation engages in crude oil purchase and sale transactions with the same counterparty that are entered into in contemplation of one another for the primary purpose of changing location or quality. Similarly, in its marketing activities, the Corporation enters into refined petroleum product purchase and sale transactions with the same counterparty. These arrangements are reported net in Sales and other operating revenues in the Statement of Consolidated Income.

Derivatives:    The Corporation utilizes derivative instruments for both risk management and trading activities. In risk management activities, the Corporation uses futures, forwards, options and swaps, individually or in combination, to mitigate its exposure to fluctuations in prices of crude oil, natural gas, refined petroleum products and electricity, as well as changes in interest and foreign currency exchange rates. In trading activities, the Corporation, principally through a consolidated partnership, trades energy-related commodities and derivatives, including futures, forwards, options and swaps based on expectations of future market conditions.

All derivative instruments are recorded at fair value in the Corporation’s Consolidated Balance Sheet. The Corporation’s policy for recognizing the changes in fair value of derivatives varies based on the designation of the derivative. The changes in fair value of derivatives that are not designated as hedges are recognized currently

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in earnings. Derivatives may be designated as hedges of expected future cash flows or forecasted transactions (cash flow hedges) or hedges of firm commitments (fair value hedges). The effective portion of changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of other comprehensive income (loss) while the ineffective portion of the changes in fair value is recorded currently in earnings. Amounts included in Accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. Changes in fair value of derivatives designated as fair value hedges are recognized currently in earnings. The change in fair value of the related hedged commitment is recorded as an adjustment to its carrying amount and recognized currently in earnings.

Cash and Cash Equivalents:    Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less when acquired.

Inventories:    Inventories are valued at the lower of cost or market. For refined petroleum product inventories valued at cost, the Corporation uses principally the last-in, first-out (LIFO) inventory method. For the remaining inventories, cost is generally determined using average actual costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Corporation determines fair value in accordance with the fair value measurements accounting standard which established a hierarchy for the inputs used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Multiple inputs may be used to measure fair value, however, the level of fair value is based on the lowest significant input level within this fair value hierarchy.

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

Retirement Plans:    The Corporation recognizes the funded status of defined benefit postretirement plans in the Consolidated Balance Sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. The Corporation recognizes the net changes in the funded status of these plans in the year in which such changes occur. Prior service costs and actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active employees.

Share-based Compensation:    The fair value of all share-based compensation is expensed and recognized on a straight-line basis over the full vesting period of the awards.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Environmental Expenditures:    The Corporation accrues and expenses environmental costs to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable. The Corporation capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent future adverse impacts to the environment.

2.	Acquisitions and Dispositions

2011:     In the third quarter of 2011, the Corporation entered into agreements to acquire approximately 85,000 net acres in the Utica Shale play in eastern Ohio for approximately $750 million, principally through the acquisition of Marquette Exploration, LLC (Marquette). This acquisition strengthens the Corporation’s portfolio of unconventional assets. The acquisition of Marquette has been accounted for as a business combination and the assets acquired and the liabilities assumed were recorded at fair value. The estimated fair value was based on a valuation approach using market related data which is a Level 3 measurement. The majority of the purchase price was assigned to unproved properties and the remainder to producing wells and working capital. This transaction is subject to normal post-closing adjustments.

In October 2011, the Corporation completed the acquisition of a 50% undivided interest in CONSOL Energy Inc.’s (CONSOL) nearly 200,000 acres, in the Utica Shale play in eastern Ohio, for $59 million in cash at closing and the agreement to fund 50% of CONSOL’s share of the drilling costs up to $534 million within a 5-year period. This transaction has been accounted for as an asset acquisition.

In February 2011, the Corporation completed the sale of its interests in the Easington Catchment Area (Hess 30%), the Bacton Area (Hess 23%), the Everest Field (Hess 19%) and the Lomond Field (Hess 17%) in the United Kingdom North Sea for cash proceeds of $359 million, after post-closing adjustments. These disposals resulted in pre-tax gains totaling $343 million ($310 million after income taxes). These assets had a productive capacity of approximately 15,000 boepd. The total combined net book value of the disposed assets prior to the sale was $16 million, including allocated goodwill of $14 million.

In August 2011, the Corporation completed the sale of its interests in the Snorre Field (Hess 1%), offshore Norway and the Cook Field (Hess 28%) in the United Kingdom North Sea for cash proceeds of $131 million, after post-closing adjustments. These disposals resulted in non-taxable gains totaling $103 million. These assets were producing at a combined net rate of approximately 2,500 boepd at the time of sale. The total combined net book value of the disposed assets prior to the sale was $28 million, including allocated goodwill of $11 million.

2010:    In December, the Corporation acquired approximately 167,000 net acres in the Bakken oil shale play (Bakken) in North Dakota from TRZ Energy, LLC for $1,075 million in cash. In December, the Corporation also completed the acquisition of American Oil & Gas Inc. (American Oil & Gas) for approximately $675 million through the issuance of approximately 8.6 million shares of the Corporation’s common stock, which increased the Corporation’s acreage position in the Bakken by approximately 85,000 net acres. The properties acquired are located near the Corporation’s existing acreage. These acquisitions strengthen the Corporation’s acreage position in the Bakken, leverage existing capabilities and infrastructure and are expected to contribute to future reserve and production growth. Both of these transactions were accounted for as business combinations and the majority of the fair value of the assets acquired was assigned to unproved properties. The total goodwill recorded on these transactions was $332 million after final post-closing adjustments.

In September, the Corporation completed the exchange of its interests in Gabon and the Clair Field in the United Kingdom for additional interests of 28% and 25%, respectively, in the Valhall and Hod fields offshore Norway. This non-monetary exchange was accounted for as a business combination and was recorded at fair value. The transaction resulted in a pre-tax gain of $1,150 million ($1,072 million after income taxes). The total combined carrying amount of the disposed assets prior to the exchange was $702 million, including goodwill of $65 million. The Corporation also acquired, from a different third party, additional interests of 8% and 13% in the Valhall and Hod fields, respectively, for $507 million in cash. This acquisition was accounted for as a

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

business combination. As a result of both of these transactions, the Corporation’s total interests in the Valhall and Hod fields are 64% and 63%, respectively. The primary reason for these transactions was to acquire long-lived crude oil reserves and future production growth. The following table summarizes the fair value of the assets acquired and liabilities assumed in 2010 and adjusted for final post-closing adjustments in both of these transactions:

	Exchange	Acquisition	Total
	(Millions of dollars)
Property, plant and equipment	$2,020	$570	$2,590
Goodwill	688	219	907
Current assets	155	23	178

Total assets acquired	2,863	812	3,675
Current liabilities	(135)	(32)	(167)
Deferred tax liabilities	(688)	(219)	(907)
Asset retirement obligations	(188)	(54)	(242)

Net assets acquired	$1,852	$507	$2,359

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

3.	Libyan Operations

In response to civil unrest in Libya, a number of measures were taken by the international community in the first quarter of 2011, including the imposition of economic sanctions. Production at the Waha Field was suspended in the first quarter of 2011. As a consequence of the civil unrest and the sanctions, the Corporation delivered force majeure notices to the Libyan government relating to the agreements covering its exploration and production interests in order to protect its rights while it was temporarily prevented from fulfilling its obligations and benefiting from the rights granted by those agreements. Production at the Waha Field restarted during the fourth quarter of 2011 at levels that were significantly lower than those prior to the civil unrest. The Corporation’s Libyan production averaged 23,000 barrels of oil equivalent per day (boepd) for the full year of 2010 and 4,000 boepd for 2011. The force majeure covering the Corporation’s production interests was withdrawn at the end of the fourth quarter of 2011, as the economic sanctions were lifted. The force majeure covering the Corporation’s offshore exploration interests remained in place at year-end but is expected to be withdrawn in 2012. The Corporation had proved reserves of 166 million barrels of oil equivalent in Libya at December 31, 2011. At December 31, 2011, the net book value of the Corporation’s exploration and production assets in Libya was approximately $500 million.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Inventories

Inventories at December 31 were as follows:

	2011	2010
	(Millions of dollars)
Crude oil and other charge stocks	$451	$496
Refined petroleum products and natural gas	1,762	1,528
Less: LIFO adjustment	(1,276)	(995)

	937	1,029
Merchandise, materials and supplies	486	423

Total inventories	$1,423	$1,452

The percentage of LIFO inventory to total crude oil, refined petroleum products and natural gas inventories was 72% and 65% at December 31, 2011 and 2010, respectively.

5.	HOVENSA L.L.C. Joint Venture

The Corporation has a 50% interest in HOVENSA L.L.C. (HOVENSA), a joint venture with a subsidiary of Petroleos de Venezuela, S.A. (PDVSA), which owns a refinery in the U.S. Virgin Islands. The Corporation’s investment in HOVENSA is accounted for using the equity method. In accordance with Rule 3-09 of Regulation S-X, the Corporation has filed the audited financial statements for HOVENSA in this report on Form 10-K. Summarized financial information for HOVENSA as of December 31 and for the years then ended follows:

	2011	2010	2009
	(Millions of dollars)
Summarized Balance Sheet, at December 31
Cash and cash equivalents	$42	$45	$78
Other current assets	329	668	580
Net fixed assets	—	1,987	2,080
Other assets	10	27	33
Current liabilities, including member support	(1,858)	(1,001)	(953)
Long-term debt	— *	(706)	(356)
Deferred liabilities and credits	(115)	(135)	(137)

Members’ equity	$(1,592)	$885	$1,325

Carrying value of Hess Corporation’s equity investment	$—	$158	$681

Summarized Income Statement, for the years ended December 31
Sales	$13,126	$12,258	$10,048
Costs and expenses	(15,613)	(12,696)	(10,499)

Net income (loss)	$(2,487)	$(438)	$(451)

Hess Corporation’s income (loss) from equity investment in HOVENSA L.L.C.	$(1,073)**	$(522)**	$(229)

*	Long-term debt of $356 million was classified as a current liability, resulting from HOVENSA’S tender offer in January 2012 to repurchase the debt.
**	The Corporation’s share of HOVENSA’s 2011 loss excludes $300 million previously recorded in 2010 for the partial impairment of the Corporation’s investment.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2011, HOVENSA experienced continued substantial operating losses due to global economic conditions and competitive disadvantages versus other refiners, despite efforts to improve operating performance by reducing refining capacity to 350,000 from 500,000 barrels per day in the first half of the year. Operating losses were also projected to continue. In January 2012, HOVENSA announced a decision to shut down its refinery and operate the complex as an oil storage terminal. As a result of these developments, HOVENSA prepared an impairment analysis as of December 31, 2011, which concluded that undiscounted future cash flows would not recover the carrying value of its long-lived assets, and recorded an impairment charge and other charges related to the decision to shut down the refinery. For 2011, the Corporation recorded a total of $1,073 million of losses from its equity investment in HOVENSA. These pre-tax losses included $875 million ($525 million after income taxes) due to the impairment recorded by HOVENSA and other charges associated with its decision to shut down the refinery. The Corporation’s share of the impairment related losses recorded by HOVENSA represents an amount equivalent to the Corporation’s financial support to HOVENSA at December 31, 2011, its planned future funding commitments for costs related to the refinery shutdown, and a charge of $135 million for the write-off of related assets held by the subsidiary which owns the Corporation’s investment in HOVENSA. At December 31, 2011, the Corporation has a liability of $487 million for its planned funding commitments, which is expected to be incurred in 2012. A deferred income tax benefit of $350 million, consisting primarily of U.S. income taxes, has been recorded on the Corporation’s share of HOVENSA’s impairment and refinery shutdown related charges.

In December 2010, the Corporation recorded an impairment charge of $300 million before income taxes ($289 million after income taxes) to reduce the carrying value of its equity investment in HOVENSA to its fair value, which was recorded in Income (loss) from equity investment in HOVENSA L.L.C. The investment had been adversely affected by consecutive annual operating losses resulting from continued weak refining margins and refinery utilization and a fourth quarter 2010 debt rating downgrade. As a result of a strategic assessment in 2010, HOVENSA decided to lower crude oil refining capacity to 350,000 from 500,000 barrels per day in 2011. The Corporation performed an impairment analysis and concluded that its investment had experienced an other than temporary decline in value. The fair value was determined based on an income approach using estimated refined petroleum product selling prices and volumes, related costs of product sold, capital and operating expenditures and a market based discount rate (a Level 3 fair value measurement).

In February 2012, HOVENSA completed a tender offer to repurchase its outstanding tax exempt bonds at par.

6.	Property, Plant and Equipment

Property, plant and equipment at December 31 consist of the following:

	2011	2010
	(Millions of dollars)
Exploration and Production
Unproved properties	$4,064	$3,796
Proved properties	3,975	3,496
Wells, equipment and related facilities	29,239	26,064

	37,278	33,356
Marketing, Refining and Corporate	2,432	2,347

Total — at cost	39,710	35,703
Less: reserves for depreciation, depletion, amortization and lease impairment	14,998	14,576

Property, plant and equipment — net	$24,712	$21,127

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the fourth quarter of 2011, the Corporation agreed to sell its interests in the Snohvit Field in Norway (Hess 3%) for approximately $135 million, after normal closing adjustments. At December 31, 2011, the Corporation classified this property and another property as assets held for sale. At December 31, 2011, the total carrying amount of these assets of $764 million was reported in Other current assets, including goodwill of $62 million. In addition, related asset retirement obligations and deferred income taxes totaling $556 million were reported in Accrued liabilities. In accordance with GAAP, properties classified as held for sale are not depreciated but are subject to impairment testing.

The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31, and the changes therein during the respective years:

	2011	2010	2009
	(Millions of dollars)
Beginning balance at January 1	$1,783	$1,437	$1,094
Additions to capitalized exploratory well costs pending the determination of proved reserves	512	675	433
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(171)	(87)	(16)
Capitalized exploratory well costs charged to expense	(90)	(110)	(74)
Dispositions	(12)	(132)	—

Ending balance at December 31	$2,022	$1,783	$1,437

Number of wells at end of year	59	77	53

The preceding table excludes exploratory dry hole costs of $348 million, $127 million and $193 million in 2011, 2010 and 2009, respectively, which were incurred and subsequently expensed in the same year. In 2011, capitalized well costs reclassified based on the determination of proved reserves primarily related to the Tubular Bells project in the deepwater Gulf of Mexico, which was sanctioned during the year.

At December 31, 2011, exploratory drilling costs capitalized in excess of one year past completion of drilling were incurred as follows (in millions of dollars):

2010	$423
2009	448
2008	392
2007	72
2006	168

$1,503

The capitalized well costs in excess of one year relate to 11 projects. Approximately 43% of the capitalized well costs in excess of one year relates to the Pony prospect in the deepwater Gulf of Mexico. The Corporation has signed a non-binding agreement with the owners of the adjacent Knotty Head prospect on Green Canyon Block 512 that outlines a proposal to jointly develop the field. Negotiation of a joint operating agreement, including working interest percentages for the partners, and planning for the field development are progressing. The project is now targeted for sanction in 2013. Approximately 30% relates to Block WA-390-P, offshore Western Australia, where further drilling and other appraisal and commercial activities are ongoing. Approximately 18% relates to Area 54, offshore Libya, where force majeure was declared in 2011 following the civil unrest in Libya, see Note 3, Libyan Operations in the notes to the Consolidated Financial Statements. The Corporation expects the force majeure to be lifted in 2012 and commercial negotiations with the Libyan government to resume. The remainder of the capitalized well costs in excess of one year relates to projects where

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

7.	Goodwill

The changes in the carrying amount of goodwill are as follows:

	2011	2010
	(Millions of dollars)

Beginning balance at January 1	$2,408	$1,225
Acquisitions	—	1,255
Dispositions and other	(103)	(72)

Ending balance at December 31	$2,305	$2,408

8.	Asset Impairments

During 2011, the Corporation recorded impairment charges of $358 million ($140 million after income taxes) related to increases in the Corporation’s estimated abandonment liabilities primarily for non-producing properties which resulted in the book value of the properties exceeding their fair value. See also Note 9, Asset Retirement Obligations in the notes to the Consolidated Financial Statements. The Corporation’s estimated fair values for these properties were determined using a valuation approach based on market related data which is a Level 3 fair value measurement.

During 2010, the Corporation recorded a charge of $532 million ($334 million after income taxes) to fully impair the carrying value of its 55% interest in the West Mediterranean Block 1 concession (West Med Block), located offshore Egypt. This interest was acquired in 2006 and included four natural gas discoveries and additional exploration prospects. The Corporation and its partners subsequently explored and further evaluated the area, made a fifth discovery, conducted development planning, and held negotiations with the Egyptian authorities to amend the existing gas sales agreement. In September 2010, the Corporation and its partners notified the Egyptian authorities of their decision to cease exploration activities on the block and to relinquish a significant portion of the block. As a result, the Corporation fully impaired the carrying value of its interest in the West Med Block. The Corporation’s estimated fair value of the West Med Block was determined using a valuation approach based on market related data (Level 3 fair value measurement).

During 2009, the Corporation recorded total asset impairment charges of $54 million ($26 million after income taxes) to reduce the carrying value of two short-lived fields in the United Kingdom North Sea.

9.	Asset Retirement Obligations

The following table describes changes to the Corporation’s asset retirement obligations:

	2011	2010
	(Millions of dollars)

Asset retirement obligations at January 1	$1,358	$1,297
Liabilities incurred	25	255
Liabilities settled or disposed of	(334)	(282)
Accretion expense	96	78
Revisions of estimated liabilities	947	(6)
Foreign currency translation	(21)	16

Asset retirement obligations at December 31	2,071	1,358
Less: current obligations	227	155

Long-term obligations at December 31	$1,844	$1,203

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2011, the revisions of estimated liabilities reflect an increase in well abandonment obligations resulting from enhanced cement seal verification procedures, changes in scope and timing due to updated work programs and higher service and equipment costs. In 2010, liabilities incurred mostly related to the acquisition of additional interests in the Valhall and Hod fields. Liabilities settled or disposed of primarily relate to assets held for sale and dispositions.

10.	Long-term Debt

Long-term debt at December 31 consists of the following:

	2011	2010
	(Millions of dollars)

Asset-backed credit facility, weighted average rate 0.8%	$350	$—
Short-term credit facility, rate 1.2%	100	—
Fixed-rate public notes:
7.0% due 2014	250	250
8.1% due 2019	998	997
7.9% due 2029	695	695
7.3% due 2031	746	746
7.1% due 2033	598	598
6.0% due 2040	744	744
5.6% due 2041	1,242	1,241

Total fixed-rate public notes	5,273	5,271
Other fixed-rate notes, weighted average rate 8.3%, due through 2023	112	133
Project lease financing, weighted average rate 5.1%, due through 2014	90	102
Pollution control revenue bonds, weighted average rate 5.9%, due through 2034	53	53
Fair value adjustments — interest rate hedging	53	8
Other debt	9	2

	6,040	5,569
Less: current maturities	35	32

Total	$6,005	$5,537

In April 2011, the Corporation entered into a new $4 billion syndicated revolving credit facility that matures in April 2016. This facility, which replaced a $3 billion facility that was scheduled to mature in May 2012, can be used for borrowings and letters of credit. Borrowings on the facility bear interest at 1.25% above the London Interbank Offered Rate. A facility fee of 0.25% per annum is also payable on the amount of the facility. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The covenants that establish restrictions on the amount of total borrowings and secured debt are consistent with the previous facility.

The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its Marketing and Refining operations. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit of up to $1 billion, subject to the availability of sufficient levels of eligible receivables. At December 31, 2011, outstanding borrowings under this facility of $350 million were collateralized by a total of $947 million of accounts receivable, which are held by a wholly-owned subsidiary. These receivables are only available to pay the general obligations of the Corporation after satisfaction of the outstanding obligations under the asset-backed facility. At December 31, 2011, the Corporation classified $350 million of borrowings under the asset-backed credit facility and $100 million of borrowings under a short-term credit facility as long-term debt, based on the available capacity under the $4 billion syndicated revolving credit facility.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2010, the Corporation issued $1,250 million of 30-year fixed-rate public notes with a coupon of 5.6% scheduled to mature in 2041. The proceeds were used to purchase additional acreage in the Bakken and additional interests in the Valhall and Hod fields.

At December 31, 2011, the Corporation’s fixed-rate public notes have a principal amount of $5,300 million ($5,273 million net of unamortized discount). Interest rates on the outstanding fixed-rate public notes have a weighted average rate of 6.9%.

The aggregate long-term debt maturing during the next five years is as follows (in millions of dollars): 2012 — $35; 2013 — $37; 2014 — $349; 2015 — $4 and 2016 — $455.

The Corporation’s long-term debt agreements contain a financial covenant that restricts the amount of total borrowings and secured debt. At December 31, 2011, the Corporation is permitted to borrow up to an additional $24.9 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $4.5 billion of secured debt at December 31, 2011.

Outstanding letters of credit at December 31 were as follows:

	2011	2010
	(Millions of dollars)
Revolving credit facility	$173	$—
Asset-backed credit facility	—	400
Committed lines*	1,063	1,161
Uncommitted lines*	462	521

Total	$1,698	$2,082

*	Committed and uncommitted lines have expiration dates through 2014.

Of the total letters of credit outstanding at December 31, 2011, $67 million relates to contingent liabilities and the remaining $1,631 million relates to liabilities recorded in the Consolidated Balance Sheet.

The total amount of interest paid (net of amounts capitalized) was $383 million, $319 million and $335 million in 2011, 2010 and 2009, respectively. The Corporation capitalized interest of $13 million, $5 million and $6 million in 2011, 2010 and 2009, respectively.

11.	Share-based Compensation

The Corporation awards restricted common stock and stock options under its 2008 Long-term Incentive Plan. Generally, stock options vest in one to three years from the date of grant, have a 10-year term, and the exercise price equals or exceeds the market price on the date of grant. Outstanding restricted common stock generally vests in three years from the date of grant.

Share-based compensation expense consists of the following:

	Before Income Taxes			After Income Taxes
	2011	2010	2009	2011	2010	2009
	(Millions of dollars)
Stock options	$51	$52	$58	$31	$32	$36
Restricted stock	53	60	70	32	37	44

Total	$104	$112	$128	$63	$69	$80

Based on restricted stock and stock option awards outstanding at December 31, 2011, unearned compensation expense, before income taxes, will be recognized in future years as follows (in millions of dollars): 2012 — $71, 2013 — $43 and 2014 — $4.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Corporation’s stock option and restricted stock activity consisted of the following:

	Stock Options		Restricted Stock
	Options	Weighted- Average Exercise Price per Share	Shares of Restricted Common Stock	Weighted- Average Price on Date of Grant
	(Thousands)		(Thousands)
Outstanding at January 1, 2009	9,700	$52.73	3,161	$64.78
Granted	3,135	56.44	1,056	56.27
Exercised	(416)	38.85	—	—
Vested	—	—	(893)	50.13
Forfeited	(317)	65.68	(376)	66.11

Outstanding at December 31, 2009	12,102	53.83	2,948	66.00
Granted	2,792	60.12	952	60.04
Exercised	(1,080)	42.37	—	—
Vested	—	—	(880)	55.42
Forfeited	(394)	65.04	(182)	65.56

Outstanding at December 31, 2010	13,420	55.73	2,838	67.32
Granted	2,227	82.92	742	82.99
Exercised	(1,716)	41.40	—	—
Vested	—	—	(970)	84.81
Forfeited	(361)	67.64	(163)	63.71

Outstanding at December 31, 2011	13,570	61.68	2,447	65.38

Exercisable at December 31, 2009	6,636	$46.11
Exercisable at December 31, 2010	8,079	51.73
Exercisable at December 31, 2011	8,841	57.37

The table below summarizes information regarding the outstanding and exercisable stock options as of December 31, 2011:

Range of Exercise Prices	Outstanding Options			Exercisable Options
	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Options	Weighted- Average Exercise Price per Share
	(Thousands)	(Years)		(Thousands)
$20.00 – $40.00	1,098	3	$27.52	1,098	$27.52
$40.01 – $50.00	1,520	4	49.25	1,520	49.25
$50.01 – $60.00	4,304	6	55.17	3,348	54.77
$60.01 – $80.00	2,584	8	60.57	839	60.63
$80.01 – $120.00	4,064	8	83.18	2,036	82.48

	13,570	7	61.68	8,841	57.37

The intrinsic value (or the amount by which the market price of the Corporation’s common stock exceeds the exercise price of an option) at December 31, 2011 totaled $51 million for both outstanding options and exercisable options. At December 31, 2011, the weighted average remaining term of exercisable options was five years.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Corporation uses the Black-Scholes model to estimate the fair value of employee stock options. The following weighted average assumptions were utilized for stock options awarded:

	2011	2010	2009
Risk free interest rate	1.81%	2.14%	1.80%
Stock price volatility	.395	.390	.390
Dividend yield	.49%	.67%	.70%
Expected life in years	4.5	4.5	4.5
Weighted average fair value per option granted	$27.98	$20.18	$18.47

The risk free interest rate is based on the expected life of the options and is obtained from published sources. The stock price volatility is determined from historical stock prices using the same period as the expected life of the options. The expected stock option life is based on historical exercise patterns.

In May 2008, shareholders approved the 2008 Long-term Incentive Plan and in May 2010, approved an amendment to the 2008 Long-term Incentive Plan. The Corporation also has stock options outstanding under a former plan. At December 31, 2011, the number of common shares reserved for issuance under the 2008 Long-term Incentive Plan, as amended, is as follows (in thousands):

Total common shares reserved for issuance	16,006
Less: stock options outstanding	7,603

Available for future awards of restricted stock and stock options	8,403

12.	Foreign Currency

Foreign currency gains (losses) before income taxes recorded in the Statement of Consolidated Income amounted to $(29) million in 2011, $(5) million in 2010 and $20 million in 2009. Foreign currency translation adjustments recorded in Accumulated other comprehensive income (loss) were a reduction to stockholders’ equity of $84 million at December 31, 2011 and an increase to stockholders’ equity of $12 million at December 31, 2010.

13.	Retirement Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Corporation’s benefit obligations and the fair value of plan assets and shows the funded status of the pension and postretirement medical plans:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan

	2011	2010	2011	2010	2011	2010
	(Millions of dollars)
Change in benefit obligation
Balance at January 1	$1,497	$1,359	$192	$188	$107	$84
Service cost	49	41	9	8	6	5
Interest cost	81	78	8	8	5	4
Actuarial (gain) loss	294	75	31	7	9	18
Benefit payments	(51)	(46)	(13)	(2)	(2)	(4)
Plan settlements	–	–	–	(17)	–	–
Foreign currency exchange rate changes	(4)	(10)	–	–	–	–

Balance at December 31	1,866	1,497	227	192	125	107

Change in fair value of plan assets
Balance at January 1	1,365	1,072	–	–	–	–
Actual return on plan assets	(3)	155	–	–	–	–
Employer contributions	185	192	13	20	2	4
Benefit payments	(51)	(46)	(13)	(20)	(2)	(4)
Foreign currency exchange rate changes	(3)	(8)	–	–	–	–

Balance at December 31	1,493	1,365	–	–	–	–

Funded status (plan assets less than benefit obligations) at December 31	(373)	(132)	(227)*	(192)*	(125)	(107)
Unrecognized net actuarial losses	829	460	103	83	39	32

Net amount recognized	$456	$328	$(124)	$(109)	$(86)	$(75)

*	The trust established by the Corporation for the supplemental plan held assets valued at $7 million at December 31, 2011 and $21 million at December 31, 2010.

Amounts recognized in the Consolidated Balance Sheet at December 31 consist of the following:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2011	2010	2011	2010	2011	2010
	(Millions of dollars)
Accrued benefit liability	$(373)	$(132)	$(227)	$(192)	$(125)	$(107)
Accumulated other comprehensive loss, pre-tax*	829	460	103	83	39	32

Net amount recognized	$456	$328	$(124)	$(109)	$(86)	$(75)

*	The after-tax reduction to equity recorded in Accumulated other comprehensive income (loss) was $631 million at December 31, 2011 and $385 million at December 31, 2010.

The accumulated benefit obligation for the funded defined benefit pension plans increased to $1,703 million at December 31, 2011 from $1,355 million at December 31, 2010 primarily due to a reduction in the discount rate. The accumulated benefit obligation for the unfunded defined benefit pension plan was $202 million at December 31, 2011 and $176 million at December 31, 2010.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of net periodic benefit cost for funded and unfunded pension plans and the postretirement medical plan consisted of the following:

	Pension Plans			Postretirement Medical Plan
	2011	2010	2009	2011	2010	2009
	(Millions of dollars)
Service cost	$58	$49	$40	$6	$5	$3
Interest cost	89	86	83	5	4	4
Expected return on plan assets	(109)	(86)	(59)	—	—	—
Amortization of unrecognized net actuarial losses	47	48	65	2	1	—
Settlement loss	—	8	17	—	—	—

Net periodic benefit cost	$85	$105	$146	$13	$10	$7

The Corporation’s 2012 pension and postretirement medical expense is estimated to be approximately $145 million, of which approximately $85 million relates to the amortization of unrecognized net actuarial losses.

The weighted average actuarial assumptions used by the Corporation’s funded and unfunded pension plans were as follows:

	2011	2010	2009
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	4.3%	5.3%	5.8%
Rate of compensation increase	4.3	4.4	4.3
Weighted average assumptions used to determine net benefit cost for years ended December 31
Discount rate	5.3	5.8	6.3
Expected return on plan assets	7.5	7.5	7.5
Rate of compensation increase	4.4	4.3	4.4

The actuarial assumptions used by the Corporation’s postretirement medical plan were as follows:

	2011	2010	2009
Assumptions used to determine benefit obligations at December 31
Discount rate	3.9%	4.8%	5.4%
Initial health care trend rate	8.0%	8.0%	8.0%
Ultimate trend rate	5.0%	5.0%	4.5%
Year in which ultimate trend rate is reached	2018	2017	2013

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following tables provide the fair value of the financial assets of the funded pension plans as of December 31, 2011 and 2010 in accordance with the fair value measurement hierarchy described in Note 1, Summary of Significant Accounting Policies:

	Level 1	Level 2	Level 3	Total
	(Millions of dollars)
December 31, 2011
Cash and short-term investment funds	$2	$28	$—	$30
Equities:
U.S. equities (domestic)	452	—	—	452
International equities (non-U.S.)	50	118	—	168
Global equities (domestic and non-U.S.)	11	149	—	160
Fixed income:
Treasury and government issued (a)	—	149	1	150
Government related (b)	—	12	2	14
Mortgage-backed securities (c)	—	87	—	87
Corporate	—	96	1	97
Other:
Hedge funds	—	—	211	211
Private equity funds	—	—	58	58
Real estate funds	7	—	44	51
Diversified commodities funds	—	15	—	15

	$522	$654	$317	$1,493

December 31, 2010
Cash and short-term investment funds	$5	$31	$—	$36
Equities:
U.S. equities (domestic)	444	—	—	444
International equities (non-U.S.)	53	121	—	174
Global equities (domestic and non-U.S.)	18	140	—	158
Fixed income:
Treasury and government issued (a)	—	98	3	101
Government related (b)	—	14	3	17
Mortgage-backed securities (c)	—	61	—	61
Corporate	—	93	1	94
Other:
Hedge funds	—	—	187	187
Private equity funds	—	—	40	40
Real estate funds	7	—	32	39
Diversified commodities funds	—	14	—	14

	$527	$572	$266	$1,365

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(a)	Includes securities issued and guaranteed by U.S. and non-U.S. governments.

(b)	Primarily consists of securities issued by governmental agencies and municipalities.

(c)	Comprised of U.S. residential and commercial mortgage-backed securities.

Cash and short-term investment funds consist of cash on hand and short-term investment funds. The short-term investment funds provide for daily investments and redemptions and are valued and carried at a $1 net asset value (NAV) per fund share. Cash on hand is classified as Level 1 and short-term investment funds are classified as Level 2.

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

The following tables provide changes in financial assets that are measured at fair value based on Level 3 inputs that are held by institutional funds classified as:

	Fixed Income*	Hedge Funds	Private Equity Funds	Real Estate Funds	Total

	(Millions of dollars)
Balance at January 1, 2010	$8	$143	$29	$14	$194
Actual return on plan assets:
Related to assets held at December 31, 2010	—	6	1	1	8
Related to assets sold during 2010	—	—	—	—	—
Purchases, sales or other settlements	1	38	10	17	66
Net transfers in (out) of Level 3	(2)	—	—	—	(2)

Balance at December 31, 2010	7	187	40	32	266

Actual return on plan assets:
Related to assets held at December 31, 2011	—	(5)	9	2	6
Related to assets sold during 2011	—	2	—	—	2
Purchases, sales or other settlements	(3)	27	9	10	43
Net transfers in (out) of Level 3	—	—	—	—	—

Balance at December 31, 2011	$4	$211	$58	$44	$317

*	Fixed Income includes treasury and government issued, government related, mortgage-backed and corporate securities.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Corporation has budgeted contributions of approximately $150 million to its funded pension plans in 2012.

Estimated future benefit payments by the funded and unfunded pension plans and the postretirement medical plan, which reflect expected future service, are as follows (in millions of dollars):

2012	$82
2013	95
2014	95
2015	102
2016	118
Years 2017 to 2021	650

The Corporation also contributes to several defined contribution plans for eligible employees. Employees may contribute a portion of their compensation to the plans and the Corporation matches a portion of the employee contributions. The Corporation recorded expense of $28 million in 2011 and $24 million in both 2010 and 2009 for contributions to these plans.

14.	Income Taxes

The provision for (benefit from) income taxes consisted of:

	2011	2010	2009
	(Millions of dollars)
United States Federal
Current	$202	$151	$39
Deferred	(588)	(309)	(284)
State	17	46	(15)

	(369)	(112)	(260)

Foreign
Current	1,185	1,515	1,143
Deferred	(60)	(230)	(168)

	1,125	1,285	975

Adjustment of deferred tax liability for foreign income tax rate change*	29	—	—

Total provision for income taxes	$785	$1,173	$715

*	Reflects the July 2011 enactment of an increase in the United Kingdom supplementary income tax rate to 32% from 20%.

Income (loss) before income taxes consisted of the following:

	2011	2010	2009
	(Millions of dollars)
United States*	$211	$(108)	$(711)
Foreign**	2,250	3,419	2,233

Total income before income taxes	$2,461	$3,311	$1,522

*	Includes substantially all of the Corporation’s interest expense and the results of hedging activities.
**	Foreign income includes the Corporation’s Virgin Islands and other operations located outside of the United States.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the components of deferred tax liabilities, deferred tax assets and taxes deferred at December 31 follows:

	2011	2010
	(Millions of dollars)
Deferred tax liabilities
Property, plant and equipment	$(3,742)	$(4,026)
Other	(125)	(52)

Total deferred tax liabilities	(3,867)	(4,078)

Deferred tax assets
Net operating loss carryforwards	1,204	896
Tax credit carryforwards	396	244
Property, plant and equipment and investments	2,217	1,852
Investment in HOVENSA	331	—
Accrued compensation and other liabilities	508	391
Asset retirement obligations	438	369
Other	332	302

Total deferred tax assets	5,426	4,054
Valuation allowances*	(1,071)	(444)

Total deferred tax assets, net	4,355	3,610

Net deferred tax assets (liabilities)	$488	$(468)

*	The increase in the valuation allowances from 2010 to 2011 is principally attributable to operating loss and tax credit carry forwards and other deductible temporary differences originating in the current year.

At December 31, 2011, the Corporation has recognized a gross deferred tax asset related to net operating loss carryforwards of $1,204 million before application of the valuation allowances. The deferred tax asset is comprised of approximately $920 million attributable to foreign net operating losses, which begin to expire in 2020, $90 million attributable to United States federal operating losses which begin to expire in 2020 and $194 million attributable to losses in various states which begin to expire in 2012. At December 31, 2011, the Corporation has federal, state and foreign alternative minimum tax credit carryforwards of approximately $140 million, which can be carried forward indefinitely and approximately $1 million of other business credit carryforwards. Foreign tax credit carryforwards, which begin to expire in 2016, total $255 million. Included within Property, plant and equipment and investments in the foregoing table are taxes deferred, resulting from intercompany transactions eliminated in consolidation related to transfers of property, plant and equipment remaining within the consolidated group.

In the Consolidated Balance Sheet at December 31, deferred tax assets and liabilities from the preceding table are netted by taxing jurisdiction, combined with taxes deferred on intercompany transactions, and are recorded in the following captions:

	2011	2010
	(Millions of dollars)
Other current assets	$398	$386
Deferred income taxes (long-term asset)	2,941	2,167
Accrued liabilities	(8)	(26)
Deferred income taxes (long-term liability)	(2,843)	(2,995)

Net deferred tax assets (liabilities)	$488	$(468)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The difference between the Corporation’s effective income tax rate and the United States statutory rate is reconciled below:

	2011	2010	2009
United States statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations*	(2.9)	9.4	15.2
State income taxes, net of Federal income tax	0.4	0.9	(1.2)
Gains on asset sales	(5.0)	(10.4)	—
Effect of equity loss and operations related to HOVENSA	2.8	3.1	—
Other	1.6	(2.6)	(2.0)

Total	31.9%	35.4%	47.0%

*	The decrease in the effective income tax rate in 2011 compared with 2010 attributable to the effect of foreign operations relates to a change in the proportion of income earned among foreign jurisdictions, with the suspension of Libyan operations providing the highest impact.

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2011	2010
	(Millions of dollars)
Balance at January 1	$400	$271
Additions based on tax positions taken in the current year	62	152
Additions based on tax positions of prior years	20	57
Reductions based on tax positions of prior years	(8)	(2)
Reductions due to settlements with taxing authorities	(59)	(77)
Reductions due to lapse of statutes of limitation	—	(1)

Balance at December 31	$415	$400

At December 31, 2011, the unrecognized tax benefits include $331 million, which if recognized, would affect the Corporation’s effective income tax rate. Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $30 to $40 million due to settlements with taxing authorities and lapsing of statutes of limitation. The Corporation had accrued interest and penalties related to unrecognized tax benefits of approximately $42 million as of December 31, 2011 and approximately $16 million as of December 31, 2010.

The Corporation has not recognized deferred income taxes for that portion of undistributed earnings of foreign subsidiaries expected to be indefinitely reinvested in foreign operations. The Corporation had undistributed earnings from foreign subsidiaries expected to be indefinitely reinvested in foreign operations of approximately $5.2 billion at December 31, 2011. If these earnings were not indefinitely reinvested, a deferred tax liability of approximately $1.8 billion would be recognized, not accounting for the potential utilization of foreign tax credits in the United States.

The Corporation and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. The Corporation is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2005.

Income taxes paid (net of refunds) in 2011, 2010 and 2009 amounted to $1,384 million, $1,450 million and $1,177 million, respectively.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	Outstanding and Weighted Average Common Shares

The following table provides the changes in the Corporation’s outstanding common shares:

	2011	2010	2009
	(Thousands of shares)
Balance at January 1	337,681	327,229	326,133
Issued for an acquisition*	—	8,602	—
Activity related to restricted common stock awards, net	579	770	680
Employee stock options	1,716	1,080	416

Balance at December 31	339,976	337,681	327,229

*	See Note 2, Acquisitions and Dispositions in the notes to the Consolidated Financial Statements.

The weighted average number of common shares used in the basic and diluted earnings per share computations for each year is summarized below:

	2011	2010	2009
	(Thousands of shares)
Common shares — basic	336,901	325,999	323,890
Effect of dilutive securities
Stock options	1,617	829	836
Restricted common stock	1,380	1,449	1,239

Common shares — diluted	339,898	328,277	325,965

The calculation of weighted average common shares excludes the effect of 3,490,000, 5,157,000 and 4,050,000 out-of-the-money stock options for 2011, 2010 and 2009, respectively. Cash dividends on common stock totaled $0.40 per share ($0.10 per quarter) during 2011, 2010 and 2009.

16.	Leased Assets

The Corporation and certain of its subsidiaries lease gasoline stations, drilling rigs, tankers, office space and other assets for varying periods under contractual obligations accounted for as operating leases. Certain operating leases provide an option to purchase the related property at fixed prices. At December 31, 2011, future minimum rental payments applicable to non-cancelable operating leases with remaining terms of one year or more (other than oil and gas property leases) are as follows (in millions of dollars):

2012	$531
2013	672
2014	523
2015	199
2016	121
Remaining years	1,164

Total minimum lease payments	3,210
Less: income from subleases	47

Net minimum lease payments	$3,163

Operating lease expenses for drilling rigs used to drill development wells and successful exploration wells are capitalized.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense was as follows:

	2011	2010	2009
	(Millions of dollars)
Total rental expense	$348	$273	$266
Less: income from subleases	12	13	11

Net rental expense	$336	$260	$255

17.	Risk Management and Trading Activities

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

The Corporation maintains a control environment under the direction of its chief risk officer and through its corporate risk policy, which the Corporation’s senior management has approved. Controls include volumetric, term and value at risk limits. The chief risk officer must approve the use of new instruments or commodities. Risk limits are monitored and are reported on a daily basis to business units and senior management. The Corporation’s risk management department also performs independent verifications of sources of fair values and validations of valuation models. These controls apply to all of the Corporation’s risk management and trading activities, including the consolidated trading partnership. The Corporation’s treasury department is responsible for administering and monitoring foreign exchange and interest rate hedging programs.

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

The table below shows the gross volume of the Corporation’s energy marketing commodity contracts outstanding:

	At December 31,
	2011	2010
Crude oil and refined petroleum products (millions of barrels)	28	30
Natural gas (millions of mcf)	2,616	2,210
Electricity (millions of megawatt hours)	244	301

The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges are recognized currently in earnings. Revenues from the sales contracts are recognized in Sales and other

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

operating revenues in the Statement of Consolidated Income, while supply contract purchases and net settlements from financial derivatives related to these energy marketing activities are recognized in Cost of products sold in the Statement of Consolidated Income. Net realized and unrealized pre-tax gains on derivative contracts not designated as hedges amounted to $65 million in 2011, $247 million in 2010 and $102 million in 2009.

At December 31, 2011, a portion of energy marketing commodity contracts are designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly one year or less. For contracts outstanding at December 31, 2011, the maximum duration was approximately two years. The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. Amounts recorded in Accumulated other comprehensive income (loss) are reclassified into Cost of products sold in the Statement of Consolidated Income in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in fair value of cash flow hedges is recognized immediately in Cost of products sold.

The after-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income (loss) were $64 million and $147 million at December 31, 2011 and 2010, respectively. The Corporation estimates that a loss of approximately $44 million will be reclassified into earnings over the next twelve months. During 2011, 2010 and 2009, the Corporation reclassified after-tax losses from Accumulated other comprehensive income (loss) of $105 million, $318 million and $596 million ($172 million, $527 million and $955 million of pre-tax losses), respectively. The amounts of ineffectiveness were a loss of $4 million in 2011, a gain of $2 million in 2010 and a loss of $2 million in 2009. The pre-tax amount of deferred hedge losses is reflected in Accounts payable and the related income tax benefits are recorded as deferred income tax assets, which are included in Other current assets in the Consolidated Balance Sheet.

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

The table below shows the gross volume of Corporate risk management derivative contracts outstanding:

	At December 31,
	2011	2010
Commodity, primarily crude oil (millions of barrels)	51	35
Foreign exchange (millions of U.S. Dollars)	$900	$1,025
Interest rate swaps (millions of U.S. Dollars)	$895	$310

During 2008, the Corporation closed Brent crude oil cash flow hedges covering 24,000 barrels per day through 2012, by entering into offsetting contracts with the same counterparty. As a result, the valuation of those contracts is no longer subject to change due to price fluctuations. The deferred hedge losses as of the date that the hedges were closed are being recorded in earnings as the hedged transactions occur. Hedging activities primarily related to closed Brent crude oil positions decreased Exploration and Production Sales and other operating revenues by $517 million in 2011 and $533 million in both 2010 and 2009 ($327 million, $338 million and $337 million after-taxes, respectively).

During the fourth quarter of 2011, the Corporation entered into Brent crude oil hedges using fixed-price swap contracts to hedge the variability of expected future cash flows from 90,000 barrels per day of forecasted

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

crude oil sales volumes for the full year of 2012. In January 2012, the Corporation entered into additional Brent crude oil hedges of 30,000 barrels per day for the full year of 2012. The average price for these hedges is $107.70 per barrel. The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of Accumulated other comprehensive income (loss). Amounts recorded in Accumulated other comprehensive income (loss) are reclassified into Sales and other operating revenues in the Statement of Consolidated Income in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized immediately in Sales and other operating revenues.

The after-tax deferred losses in Accumulated other comprehensive income (loss) related to Brent crude oil hedges were $286 million and $638 million at December 31, 2011 and 2010, respectively. The entire amount of net after-tax deferred losses of $286 million as of December 31, 2011 will be reclassified into earnings during 2012. In 2011, the amount of ineffectiveness from Brent crude oil hedges was a gain of $9 million.

As a result of changes in the fair value of cash flow hedge positions used in the Corporation’s Energy Marketing and Corporate Risk Management Activities, pre-tax deferred losses in Accumulated other comprehensive income (loss) decreased by $5 million in 2011, increased by $324 million in 2010 and $1,148 million in 2009 ($2 million, $198 million and $729 million after-tax, respectively).

At December 31, 2011 and 2010, the Corporation had interest rate swaps with gross notional amounts of $895 million and $310 million, respectively, which were designated as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. For the years ended December 31, 2011 and 2010, the Corporation recorded increases of $45 million and $8 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Foreign exchange contracts are not designated as hedges. Gains or losses on foreign exchange contracts are recognized immediately in Other, net in Revenues and non-operating income in the Statement of Consolidated Income.

Net realized and unrealized pre-tax gains (losses) on derivative contracts used for Corporate risk management and not designated as hedges amounted to the following:

	Year Ended December 31,
	2011	2010	2009
	(Millions of dollars)
Commodity	$1	$(7)	$9
Foreign exchange	(15)	(7)	86

Total	$(14)	$(14)	$95

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below shows the gross volume of derivative contracts outstanding relating to trading activities:

	At December 31,
	2011	2010
Commodity
Crude oil and refined petroleum products (millions of barrels)	2,169	3,328
Natural gas (millions of mcf)	4,203	4,699
Electricity (millions of megawatt hours)	304	79
Foreign exchange (millions of U.S. Dollars)	$581	$506
Other
Interest rate (millions of U.S. Dollars)	$182	$205
Equity securities (millions of shares)	16	35

Pre-tax unrealized and realized gains (losses) recorded in Sales and other operating revenues in the Statement of Consolidated Income from trading activities amounted to the following:

	Year Ended December 31,
	2011	2010	2009
	(Millions of dollars)
Commodity	$44	$88	$196
Foreign exchange	—	5	23
Other	(28)	10	17

Total	$16	$103	$236

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

When Level 1 inputs are available within a particular market, those inputs are selected for determination of fair value over Level 2 or 3 inputs in the same market. To value derivatives that are characterized as Level 2 and 3, the Corporation uses observable inputs for similar instruments that are available from exchanges, pricing services or broker quotes. These observable inputs may be supplemented with other methods, including internal extrapolation, that result in the most representative prices for instruments with similar characteristics. Multiple inputs may be used to measure fair value, however, the level of fair value for each physical derivative and financial asset or liability presented below is based on the lowest significant input level within this fair value hierarchy.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the Corporation’s net physical derivative and financial assets and (liabilities) that are measured at fair value based on this hierarchy:

	Level 1	Level 2	Level 3	Collateral and counterparty netting	Balance
	(Millions of dollars)
December 31, 2011
Assets
Derivative contracts
Commodity	$135	$1,188	$511	$(67)	$1,767
Interest rate and other	—	66	—	—	66
Collateral and counterparty netting	(33)	(148)	(4)	(121)	(306)

Total derivative contracts	102	1,106	507	(188)	1,527
Other assets measured at fair value on a recurring basis	7	34	—	(2)	39

Total assets	$109	$1,140	$507	$(190)	$1,566

Liabilities
Derivative contracts
Commodity	$(191)	$(1,501)	$(650)	$67	$(2,275)
Foreign exchange	—	(15)	—	—	(15)
Other	—	(18)	(2)	—	(20)
Collateral and counterparty netting	33	148	4	117	302

Total derivative contracts	(158)	(1,386)	(648)	184	(2,008)
Other liabilities measured at fair value on a recurring basis	—	(52)	(2)	2	(52)

Total liabilities	$(158)	$(1,438)	$(650)	$186	$(2,060)

December 31, 2010
Assets
Derivative contracts
Commodity	$65	$1,308	$883	$(304)	$1,952
Foreign exchange	—	1	—	—	1
Interest rate and other	—	17	—	—	17
Collateral and counterparty netting	(1)	(274)	(19)	(213)	(507)

Total derivative contracts	64	1,052	864	(517)	1,463
Other assets measured at fair value on a recurring basis	20	49	3	—	72

Total assets	$84	$1,101	$867	$(517)	$1,535

Liabilities
Derivative contracts
Commodity	$(324)	$(2,519)	$(474)	$304	$(3,013)
Foreign exchange	—	(12)	—	—	(12)
Other	—	(10)	—	—	(10)
Collateral and counterparty netting	1	274	19	34	328

Total derivative contracts	(323)	(2,267)	(455)	338	(2,707)
Other liabilities measured at fair value on a recurring basis	—	—	—	—	—

Total liabilities	$(323)	$(2,267)	$(455)	$338	$(2,707)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides changes in physical derivative and financial assets and liabilities that are measured at fair value based on Level 3 inputs:

	Year Ended December 31,
	2011	2010
	(Millions of dollars)
Balance at January 1	$412	$84
Unrealized pre-tax gains (losses)
Included in earnings	(52)	169
Included in other comprehensive income	25	101
Purchases	2,294	1,141
Sales	(2,524)	(1,090)
Settlements	(115)	32
Transfers into Level 3	(114)	30
Transfers out of Level 3	(69)	(55)

Balance at December 31	$(143)	$412

Purchases and sales in the table above primarily represent option premiums paid or received, respectively, during the reporting period. Settlements represent realized gains and losses on derivatives settled during the reporting period.

The following table provides net transfers into and out of each level of the fair value hierarchy:

	Year Ended December 31,
	2011	2010
	(Millions of dollars)
Transfers into Level 1	$(17)	$14
Transfers out of Level 1	297	28

	$280	$42

Transfers into Level 2	$—	$312
Transfers out of Level 2	(97)	(329)

	$(97)	$(17)

Transfers into Level 3	$(114)	$30
Transfers out of Level 3	(69)	(55)

	$(183)	$(25)

The Corporation’s policy is to recognize transfers in and transfers out as of the end of the reporting period. Transfers between levels result from the passage of time as contracts move closer to their maturities, fluctuations in the market liquidity for certain contracts and/or changes in the level of significance of fair value measurement inputs.

In addition to the financial assets and liabilities disclosed in the tables above, the Corporation had other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, for which the carrying value approximated their fair value at December 31, 2011 and December 31, 2010. Outstanding long-term debt had a carrying value of $6,040 million, compared with a fair value of $7,317 million at December 31, 2011, and a carrying value of $5,569 million, compared with a fair value of $6,353 million at December 31, 2010.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below reflects the gross and net fair values of the Corporation’s risk management and trading derivative instruments:

	Accounts Receivable	Accounts Payable
	(Millions of dollars)
December 31, 2011
Derivative contracts designated as hedging instruments
Commodity	$181	$(216)
Other	61	(3)

Total derivative contracts designated as hedging instruments	242	(219)

Derivative contracts not designated as hedging instruments*
Commodity	9,350	(9,823)
Foreign exchange	6	(21)
Other	12	(24)

Total derivative contracts not designated as hedging instruments	9,368	(9,868)

Gross fair value of derivative contracts	9,610	(10,087)
Master netting arrangements	(7,962)	7,962
Cash collateral (received) posted	(121)	117

Net fair value of derivative contracts	$1,527	$(2,008)

December 31, 2010
Derivative contracts designated as hedging instruments
Commodity	$225	$(483)
Other	10	(2)

Total derivative contracts designated as hedging instruments	235	(485)

Derivative contracts not designated as hedging instruments*
Commodity	11,581	(12,383)
Foreign exchange	7	(19)
Other	31	(32)

Total derivative contracts not designated as hedging instruments	11,619	(12,434)

Gross fair value of derivative contracts	11,854	(12,919)
Master netting arrangements	(10,178)	10,178
Cash collateral (received) posted	(213)	34

Net fair value of derivative contracts	$1,463	$(2,707)

*	Includes trading derivatives and derivatives used for risk management.

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

Credit Risk:    The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net receivables at December 31, 2011 are concentrated with the

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

following counterparty and customer industry segments: Integrated Oil Companies —29%, Government Entities — 10%, Services —9%, Trading Companies —8%, Real Estate —8% and Manufacturing —7%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At December 31, 2011 and 2010, the Corporation held cash from counterparties of $121 million and $213 million, respectively. The Corporation posted cash to counterparties at December 31, 2011 and 2010 of $117 million and $34 million, respectively.

At December 31, 2011, the Corporation had outstanding letters of credit totaling $1,698 million, primarily issued to satisfy margin requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of December 31, 2011, the net liability related to derivatives with contingent collateral provisions was approximately $962 million before cash collateral posted of $3 million. At December 31, 2011, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of December 31, 2011, the Corporation would be required to post additional collateral of approximately $189 million.

18.	Guarantees and Contingencies

The Corporation has $67 million in letters of credit for which it is contingently liable. The Corporation also has a contingent purchase obligation to acquire the remaining interest in WilcoHess, a retail gasoline station joint venture. This contingent obligation, which expires in April 2014, was approximately $205 million at December 31, 2011.

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

The Corporation, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. In 2008, the majority of the cases against the Corporation were settled. In 2010 and 2011, additional cases were settled including an action brought in state court by the State of New Hampshire. Two cases brought by the State of New Jersey and the Commonwealth of Puerto Rico remain unresolved. In 2007, a pre-tax charge of $40 million was recorded to cover all of the known MTBE cases against the Corporation.

Over the last several years, many refineries have entered into consent agreements to resolve the United States Environmental Protection Agency’s (EPA) assertions that refining facilities were modified or expanded without complying with the New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations that impose emissions control requirements. In January 2011, HOVENSA signed a consent decree with the EPA to resolve its claims. Under the terms of the Consent Decree, HOVENSA agreed to pay a penalty of approximately $5 million and spend approximately $700 million over the next 10 years to install equipment and implement additional operating procedures at the HOVENSA refinery to reduce emissions. In addition, the Consent Decree requires HOVENSA to spend approximately $5 million to fund an environmental project to be determined at a later date by the Virgin Islands and $500,000 to assist the Virgin Islands Water and Power Authority with monitoring. However, as a result of HOVENSA’s decision to

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

shut down its refinery, which was announced in January 2012, HOVENSA believes that it will not be required to make material capital expenditures pursuant to this consent decree. The Corporation believes that it will also enter into a consent decree with the EPA in the near future to resolve these matters as they relate to its Port Reading refinery facility, which is not expected to have a material adverse impact on the financial condition, results of operations or cash flows of the Corporation. In addition, many states and localities are adopting requirements that mandate a low sulfur content of fuel oils and restrict the types of fuel sold within their jurisdictions. These proposals could require capital expenditures by the Corporation for its Port Reading refining facility to meet the required sulfur content standards or other changes in the marketing of fuel oils and affect the profitability of that facility.

The United States Deep Water Royalty Relief Act of 1995 (the Act) implemented a royalty relief program that relieves eligible leases issued between November 28, 1995 and November 28, 2000 from paying royalties on deepwater production in Federal Outer Continental Shelf lands. The Act does not impose any price thresholds in order to qualify for the royalty relief. The U.S. Minerals Management Service (MMS, predecessor to the Bureau of Ocean Energy Management, Regulation and Enforcement) created regulations that included pricing requirements to qualify for the royalty relief provided in the Act. During the period from 2003 to 2009, the Corporation accrued the royalties imposed by the MMS regulations. The legality of the thresholds imposed by the MMS was challenged in the federal courts and, in October 2009, the U.S. Supreme Court decided not to review the appellate court’s decision against the MMS. As a result, the Corporation recognized a pre-tax gain of $143 million ($89 million after income taxes) in 2009 to reverse all previously recorded royalties. The pre-tax gain is reported in Other, net in the Statement of Consolidated Income.

The Corporation is from time to time involved in other judicial and administrative proceedings, including proceedings relating to other environmental matters. The Corporation cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters before a loss or range of loss can be reasonably estimated for any proceeding. Subject to the foregoing, in management’s opinion, based upon currently known facts and circumstances, the outcome of such proceedings is not expected to have a material adverse effect on the financial condition, results of operations or cash flows of the Corporation.

19.	Segment Information

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents financial data by segment for each of the three years ended December 31:

	Exploration and Production	Marketing and Refining	Corporate and Interest	Consolidated (a)
		(Millions of dollars)
2011
Operating revenues
Total operating revenues (b)	$10,646	$27,936	$1
Less: Transfers between affiliates	116	1	—

Operating revenues from unaffiliated customers	$10,530	$27,935	$1	$38,466

Net income (loss) attributable to Hess Corporation	$2,675	$(584)	$(388)	$1,703

Income (loss) from equity investment in
HOVENSA L.L.C.	$—	$(1,073)	$—	$(1,073)
Interest expense	—	—	383	383
Depreciation, depletion and amortization	2,305	88	13	2,406
Asset impairments	358	—	—	358
Provision (benefit) for income taxes	1,313	(273)	(255)	785
Investments in affiliates	97	287	—	384
Identifiable assets	32,323	6,302	511	39,136
Capital employed (c)	22,699	2,337	(387)	24,649
Capital expenditures	6,888	115	3	7,006

2010
Operating revenues
Total operating revenues (b)	$9,119	$24,885	$1
Less: Transfers between affiliates	143	—	—

Operating revenues from unaffiliated customers	$8,976	$24,885	$1	$33,862

Net income (loss) attributable to Hess Corporation	$2,736	$(231)	$(380)	$2,125

Income (loss) from equity investment in
HOVENSA L.L.C.	$—	$(522)	$—	$(522)
Interest expense	—	—	361	361
Depreciation, depletion and amortization	2,222	82	13	2,317
Asset impairments	532	—	—	532
Provision (benefit) for income taxes	1,417	4	(248)	1,173
Investments in affiliates	57	386	—	443
Identifiable assets	28,242	6,377	777	35,396
Capital employed (c)	19,803	2,715	(126)	22,392
Capital expenditures	5,394	82	16	5,492

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Exploration and Production	Marketing and Refining	Corporate and Interest	Consolidated (a)
		(Millions of dollars)
2009
Operating revenues
Total operating revenues (b)	$7,259	$22,464	$1
Less: Transfers between affiliates	110	—	—

Operating revenues from unaffiliated customers	$7,149	$22,464	$1	$29,614

Net income (loss) attributable to Hess Corporation	$1,042	$127	$(429)	$740

Income (loss) from equity investment in
HOVENSA L.L.C.	$—	$(229)	$—	$(229)
Interest expense	—	—	360	360
Depreciation, depletion and amortization	2,113	79	8	2,200
Asset impairments	54	—	—	54
Provision (benefit) for income taxes	944	24	(253)	715
Investments in affiliates	57	856	—	913
Identifiable assets	21,810	6,388	1,267	29,465
Capital employed (c)	14,163	2,979	853	17,995
Capital expenditures	2,800	83	35	2,918

(a)	After elimination of transactions between affiliates, which are valued at approximate market prices.
(b)	Sales and operating revenues are reported net of excise and similar taxes in the Statement of Consolidated Income, which amounted to approximately $2,350 million, $2,200 million and $2,100 million in 2011, 2010 and 2009, respectively.
(c)	Calculated as equity plus debt.

Financial information by major geographic area for each of the three years ended December 31, 2011:

	United States	Europe		Africa	Asia and Other	Consolidated
	(Millions of dollars)
2011
Operating revenues	$31,813	$3,137		$1,782	$1,734	$38,466
Property, plant and equipment (net)	11,490	6,826	*	2,355	4,041	24,712
2010
Operating revenues	$28,066	$2,109		$2,271	$1,416	$33,862
Property, plant and equipment (net)	8,343	6,764	*	2,573	3,447	21,127
2009
Operating revenues	$24,611	$1,771		$1,898	$1,334	$29,614
Property, plant and equipment (net)	5,792	3,930	*	3,617	3,288	16,627

*	Of the total Europe property, plant and equipment (net), Norway represented $5,031 million, $5,002 million and $2,049 million in 2011, 2010 and 2009, respectively.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	Related Party Transactions

The following table presents the Corporation’s related party transactions for the years ended December 31:

	2011	2010	2009
	(Millions of dollars)
Purchases of petroleum products:
HOVENSA*	$3,806	$4,307	$3,659
Sales of petroleum products and crude oil:
WilcoHess	2,898	2,113	1,634
HOVENSA	710	607	530

*	Following the closure of HOVENSA’s refinery in St. Croix as announced in January 2012, the Corporation will no longer purchase 50% of HOVENSA’s production of refined petroleum products, after any sales to unaffiliated parties.

The following table presents the Corporation’s related party accounts receivable (payable) at December 31:

	2011	2010
	(Millions of dollars)

WilcoHess	$127	$110
HOVENSA, net	(22)	(107)

21.	Subsequent Event

In January 2012, the Corporation completed the sale of its interest in the Snohvit Field (Hess 3%) for proceeds of approximately $135 million, after normal closing adjustments.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTARY OIL AND GAS DATA

(Unaudited)

The Supplementary Oil and Gas Data that follows is presented in accordance with ASC 932, Disclosures about Oil and Gas Producing Activities, and includes (1) costs incurred, capitalized costs and results of operations relating to oil and gas producing activities, (2) net proved oil and gas reserves and (3) a standardized measure of discounted future net cash flows relating to proved oil and gas reserves, including a reconciliation of changes therein.

The Corporation produces crude oil, natural gas liquids and/or natural gas principally in Algeria, Azerbaijan, Denmark, Equatorial Guinea, Gabon (until September 2010), Indonesia, Libya, Malaysia, Norway, Russia, Thailand, the United Kingdom and the United States. Exploration activities are also conducted, or are planned, in additional countries.

Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31	Total	United States	Europe (d)	Africa	Asia and Other
	(Millions of dollars)
2011
Property acquisitions (a)
Unproved	$1,224	$992	$—	$—	$232
Proved	122	6	116	—	—
Exploration	1,325	525	98	292	410
Production and development capital expenditures (c)	5,645	2,951	1,734	189	771

2010
Property acquisitions (a, b)
Unproved	$1,887	$1,849	$38	$—	$—
Proved	1,015	443	572	—	—
Exploration	915	185	58	164	508
Production and development capital expenditures (c)	2,654	1,088	850	289	427

2009
Property acquisitions (a)
Unproved	$188	$184	$2	$—	$2
Proved	74	—	—	—	74
Exploration	938	206	69	225	438
Production and development capital expenditures (c)	1,918	807	513	255	343

(a)	Includes wells, equipment and facilities acquired with proved reserves and excludes properties acquired in non-cash property exchanges.

(b)	In 2010, acquisitions include $652 million, representing the non-cash portion of the purchase price for American Oil & Gas Inc., primarily through the issuance of common stock.

(c)	Includes $972 million, $62 million and $(9) million in 2011, 2010 and 2009, respectively, related to the accruals and revisions for asset retirement obligations except obligations acquired in non-cash property exchanges.

(d)	Costs incurred in oil and gas producing activities in Norway, excluding non-monetary exchanges, were as follows for the years ended December 31:

	2011	2010
	(Millions of dollars)
Property acquisitions (a)
Unproved	$—	$14
Proved	—	572
Exploration	10	12
Production and development capital expenditures	741	469

Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31,
	2011	2010
	(Millions of dollars)

Unproved properties	$4,064	$3,796
Proved properties	3,975	3,496
Wells, equipment and related facilities	29,239	26,064

Total costs	37,278	33,356
Less: reserve for depreciation, depletion, amortization and lease impairment	13,900	13,553

Net capitalized costs	$23,378	$19,803

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non-oil and gas producing activities, primarily gains on sales of oil and gas properties, interest expense, gains and losses resulting from foreign exchange transactions and other non-operating income. Therefore, these results are on a different basis than the net income from Exploration and Production operations reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 19, Segment Information in the notes to the Consolidated Financial Statements.

For the Year Ended December 31	Total	United States	Europe*	Africa	Asia and Other
	(Millions of dollars)
2011
Sales and other operating revenues
Unaffiliated customers	$9,931	$3,255	$3,019	$2,081	$1,576
Inter-company	116	116	—	—	—

Total revenues	10,047	3,371	3,019	2,081	1,576

Costs and expenses
Production expenses, including related taxes	2,352	660	968	383	341
Exploration expenses, including dry holes and lease impairment	1,195	475	76	231	413
General, administrative and other expenses	313	190	56	17	50
Depreciation, depletion and amortization	2,305	800	588	502	415
Asset impairments	358	16	342	—	—

Total costs and expenses	6,523	2,141	2,030	1,133	1,219

Results of operations before income taxes	3,524	1,230	989	948	357
Provision for income taxes	1,300	473	522	230	75

Results of operations	$2,224	$757	$467	$718	$282

For the Years Ended December 31	Total	United States	Europe*	Africa	Asia and Other
	(Millions of dollars)
2010
Sales and other operating revenues
Unaffiliated customers	$8,601	$2,310	$2,251	$2,750	$1,290
Inter-company	143	143	—	—	—

Total revenues	8,744	2,453	2,251	2,750	1,290

Costs and expenses
Production expenses, including related taxes	1,924	489	727	455	253
Exploration expenses, including dry holes and lease impairment	865	364	49	143	309
General, administrative and other expenses	281	161	48	20	52
Depreciation, depletion and amortization	2,222	649	463	772	338
Asset impairments	532	—	—	532	—

Total costs and expenses	5,824	1,663	1,287	1,922	952

Results of operations before income taxes	2,920	790	964	828	338
Provision for income taxes	1,425	305	477	580	63

Results of operations	$1,495	$485	$487	$248	$275

2009
Sales and other operating revenues
Unaffiliated customers	$6,725	$1,501	$1,827	$2,193	$1,204
Inter-company	110	110	—	—	—

Total revenues	6,835	1,611	1,827	2,193	1,204

Costs and expenses
Production expenses, including related taxes	1,805	431	642	480	252
Exploration expenses, including dry holes and lease impairment	829	383	75	159	212
General, administrative and other expenses	255	130	45	22	58
Depreciation, depletion and amortization	2,113	503	419	821	370
Asset impairments	54	—	54	—	—

Total costs and expenses	5,056	1,447	1,235	1,482	892

Results of operations before income taxes	1,779	164	592	711	312
Provision for income taxes	904	64	185	514	141

Results of operations	$875	$100	$407	$197	$171

*	Results of operations for oil and gas producing activities in Norway were as follows for the years ended December 31:

	2011	2010
	(Millions of dollars)
Sales and other operating revenues — Unaffiliated customers	$996	$524
Costs and expenses
Production expenses, including related taxes	290	149
Exploration expenses, including dry holes and lease impairment	10	12
General, administrative and other expenses	9	9
Depreciation, depletion and amortization	232	133

Total costs and expenses	541	303

Results of operations before income taxes	455	221
Provision for income taxes	295	154

Results of operations	$160	$67

Oil and Gas Reserves

The Corporation’s proved oil and gas reserves are calculated in accordance with the Securities and Exchange Commission (SEC) regulations and the requirements of the FASB. Proved oil and gas reserves are quantities, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations. The Corporation’s estimation of net recoverable quantities of liquid hydrocarbons and natural gas is a highly technical process performed by internal teams of geoscience professionals and reservoir engineers. Estimates of reserves were prepared by the use of standard engineering and geoscience methods generally recognized in the petroleum industry. The method or combination of methods used in the analysis of each reservoir is based on the maturity of the reservoir, the completeness of the subsurface data available at the time of the estimate, the stage of reservoir development and the production history. Where applicable, reliable technologies may be used in reserve estimation, as defined in the SEC regulations. These technologies, including computational methods, must have been field tested and demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. In order for reserves to be classified as proved, any required government approvals must be obtained and depending on the cost of the project, either senior management or the Board of Directors must commit to fund the development. The Corporation’s proved reserves are subject to certain risks and uncertainties, which are discussed in Item 1A, Risk Factors Related to Our Business and Operations of this Form 10-K.

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

Reserves Audit

The Corporation engaged the consulting firm of DeGolyer and MacNaughton (D&M) to perform an audit of the internally prepared reserve estimates on certain fields aggregating 81% of 2011 year-end reported reserve quantities on a barrel of oil equivalent basis (76% in 2010). The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates and compliance with SEC regulations. The D&M letter report, dated January 31, 2012, on the Corporation’s estimated oil and gas reserves was prepared using standard geological and engineering methods generally recognized in the petroleum industry. D&M is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years. D&M’s letter report on the Corporation’s December 31, 2011 oil and gas reserves is included as an exhibit to this Form 10-K. While the D&M report should be read in its entirety, the report concludes that for the properties reviewed by D&M, the total net proved reserve estimates prepared by Hess and audited by D&M, in the aggregate, differed by approximately 3% of total audited net proved reserves on a barrel of oil equivalent basis. The report also includes among other information, the qualifications of the technical person primarily responsible for overseeing the reserve audit.

Following are the Corporation’s proved reserves for the three years ended December 31, 2011:

	Crude Oil, Condensate & Natural Gas Liquids					Natural Gas
	United States	Europe (h)	Africa	Asia	Total	United States	Europe (h)	Asia and Africa(i)	Total
	(Millions of barrels)					(Millions of mcf)
Net Proved Developed and Undeveloped Reserves
At January 1, 2009 (g)	227	332	324	87	970	276	639	1,858	2,773
Revisions of previous estimates (a)	22	28	34	(7)	77	46	66	83	195
Extensions, discoveries and other additions	26	1	—	—	27	23	—	—	23
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases of minerals in place	—	—	—	—	—	—	—	101	101
Sales of minerals in place	—	—	—	—	—	—	(1)	—	(1)
Production (f)	(26)	(31)	(44)	(6)	(107)	(39)	(62)	(169)	(270)

At December 31, 2009	249	330	314	74	967 (b)	306	642	1,873	2,821

Revisions of previous estimates (a)	68	14	22	(1)	103	(7)	(9)	(23)	(39)
Extensions, discoveries and other additions	3	19	—	1	23	14	15	1	30
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases of minerals in place	16	150	—	—	166	13	129	—	142
Sales of minerals in place	—	(13)	(25)	(5)	(43)	—	(4)	(89)	(93)
Production (f)	(32)	(34)	(41)	(5)	(112)	(46)	(54)	(163)	(263)

At December 31, 2010	304	466	270	64	1,104 (b)	280	719	1,599	2,598

Revisions of previous estimates (a)	33	59	(1)	(7)	84	36	7	69	112
Extensions, discoveries and other additions	70	7	5	—	82	85	—	—	85
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases of minerals in place	—	3	—	—	3	1	6	—	7
Sales of minerals in place	—	(7)	—	—	(7)	—	(135)	—	(135)
Production (f)	(34)	(34)	(24)	(5)	(97)	(42)	(34)	(168)	(244)

At December 31, 2011	373	494	250	52	1,169 (b)	360 (c)	563	1,500	2,423

Net Proved Developed Reserves (d)
At January 1, 2009	119	192	237	23	571	202	502	727	1,431
At December 31, 2009	154	171	241	27	593	205	417	923	1,545
At December 31, 2010	180	210	215	22	627	199	424	692	1,315
At December 31, 2011	190	212	194	25	621	199	273	740	1,212

Net Proved Undeveloped Reserves (e)
At January 1, 2009	108	140	87	64	399	74	137	1,131	1,342
At December 31, 2009	95	159	73	47	374	101	225	950	1,276
At December 31, 2010	124	256	55	42	477	81	295	907	1,283
At December 31, 2011	183	282	56	27	548	161	290	760	1,211

(a)	Includes the impact of changes in selling prices on the reserve estimates for production sharing contracts with cost recovery provisions. Revisions included reductions to crude oil, condensate and natural gas liquids reserves of 11 million barrels, 11 million barrels and 18 million barrels in 2011, 2010 and 2009, respectively, resulting from higher selling prices. Revisions also included reductions to natural gas reserves of 83 million mcf, 62 million mcf and 102 million mcf in 2011, 2010 and 2009, respectively, resulting from higher selling prices.

(b)	Includes 10 million barrels in 2011, 15 million barrels in 2010 and 17 million barrels in 2009 of crude oil reserves relating to a noncontrolling interest owner of a corporate joint venture.

(c)	Excludes approximately 355 million mcf of carbon dioxide gas for sale or use in company operations.

(d)	Natural gas liquids net proved developed reserves were 56 million barrels, 54 million barrels and 41 million barrels at December 31, 2011, 2010 and 2009, respectively, and 36 million barrels at January 1, 2009.

(e)	Natural gas liquids net proved undeveloped reserves were 57 million barrels, 48 million barrels and 30 million barrels at December 31, 2011, 2010 and 2009, respectively, and 22 million barrels at January 1, 2009.

(f)	Natural gas production includes volumes used for fuel.

(g)	Proved reserves at January 1, 2009 were determined by D&M.

(h)	Proved reserves in Norway were as follows:

	Crude Oil, Condensate & Natural Gas Liquids		Natural Gas
	2011	2010	2011	2010
	(Millions of barrels)		(Millions of mcf)
At January 1	264	136	404	287
Revisions of previous estimates	40	(16)	(4)	(1)
Purchases of minerals in place	—	150	—	130
Sales of minerals in place	(3)	—	—	—
Production	(8)	(6)	(12)	(12)

At December 31	293	264	388	404

Net Proved Developed Reserves at December 31	108	97	137	157
Net Proved Undeveloped Reserves at December 31	185	167	251	247

(i)	Natural gas reserves in Africa were 71 million mcf in 2011, 63 million mcf in 2010 and 71 million mcf in 2009.

Proved undeveloped reserves

The December 31, 2011 oil and gas reserve estimates disclosed above include 548 million barrels of liquid hydrocarbons and 1,211 million mcf of natural gas, or an aggregate of 750 million barrels of oil equivalent (mmboe), classified as proved undeveloped reserves. Overall volumes of proved undeveloped reserves increased by 59 mmboe compared with year-end 2010. Additions and revisions in proved undeveloped reserves from existing fields amounted to 146 mmboe, primarily in the United States, Norway and the United Kingdom. These increases resulted from ongoing technical assessments, performance evaluations and development activities. In 2011, 85 mmboe were converted from proved undeveloped reserves to proved developed reserves resulting from continuing development activity and new wells mainly in Indonesia, Norway, Russia, the United Kingdom and North Dakota in the United States. The Corporation estimates that capital expenditures of $1,080 million were incurred to convert proved undeveloped reserves to proved developed reserves during 2011. Acquisitions and dispositions of assets in 2011 further reduced proved undeveloped reserves by a net 2 mmboe.

The Corporation is involved in multiple long-term projects that have staged developments. Certain of these projects have proved reserves, which have been classified as undeveloped for a period in excess of five years, totaling 85 mmboe or 5% of total 2011 proved reserves. Substantially all of the proved undeveloped reserves in excess of five years relate to four offshore producing assets. Three natural gas projects in the Joint Development Area of Malaysia/Thailand (JDA) and Indonesia are being developed in phases to satisfy long-term natural gas sales contracts and an oil project in Azerbaijan is continuing to be developed in phases. A summary of the development status of each of the four projects follows:

•

JDA — This natural gas project in the Gulf of Thailand currently has a central processing platform and seven wellhead platforms. Three additional wellhead platforms are currently under construction and the eleventh is in the process of being sanctioned. In addition, a major investment in compression equipment is in the field development plan.

•

Pangkah — This natural gas and oil project offshore Java, Indonesia currently has two producing offshore wellhead platforms and onshore production facilities. In addition, a central processing platform and accommodation utility platform has been installed and utilized from mid-2011. Further development drilling is on-going.

•

Natuna A — This natural gas project offshore Sumatra, Indonesia currently has two wellhead platforms, two central processing facilities and a floating storage and offloading vessel. Additional wellhead platforms and subsea well tie-backs are planned to satisfy gas sales contracts.

•

Azeri-Chirag-Guneshli (ACG) — This oil project offshore Azerbaijan in the Caspian Sea has seven operational platforms that have been completed over multiple phases of development. The operator began construction on another production platform in 2010.

At December 31, 2011, the Corporation had approximately 5 mmboe of proved undeveloped reserves in excess of five years relating to the Snohvit Field, offshore Norway. In January 2012, the Corporation completed the sale of its interest in this field.

Production sharing contracts

The Corporation’s proved reserves include crude oil and natural gas reserves relating to long-term agreements with governments or authorities in which the Corporation has the legal right to produce or has a revenue interest in the production. Proved reserves from these production sharing contracts for each of the three years ended December 31, 2011 are presented separately below, as well as volumes produced and received during 2011, 2010 and 2009 from these production sharing contracts.

	Crude Oil, Condensate & Natural Gas Liquids					Natural Gas
	United States	Europe	Africa	Asia	Total	United States	Europe	Asia and Africa	Total
	(Millions of barrels)					(Millions of mcf)
Production Sharing Contracts
Proved Reserves*
At December 31, 2009	—	—	161	68	229	—	—	1,599	1,599
At December 31, 2010	—	—	108	57	165	—	—	1,316	1,316
At December 31, 2011	—	—	89	46	135	—	—	1,230	1,230
Production
2009	—	—	36	5	41	—	—	136	136
2010	—	—	33	4	37	—	—	130	130
2011	—	—	23	4	27	—	—	136	136

*	Includes natural gas liquids of 5 million barrels in 2011, 7 million barrels in 2010 and 11 million barrels in 2009.

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

At December 31	Total	United States	Europe*	Africa	Asia
	(Millions of dollars)
2011
Future revenues	$126,874	$33,225	$50,876	$27,299	$15,474

Less:
Future production costs	31,517	9,220	16,020	3,455	2,822
Future development costs	17,858	5,854	7,751	1,761	2,492
Future income tax expenses	43,008	7,022	16,368	16,933	2,685

	92,383	22,096	40,139	22,149	7,999

Future net cash flows	34,491	11,129	10,737	5,150	7,475
Less: discount at 10% annual rate	14,753	6,190	4,599	1,488	2,476

Standardized measure of discounted future net cash flows	$19,738	$4,939	$6,138	$3,662	$4,999

2010
Future revenues	$91,336	$21,112	$36,157	$21,150	$12,917

Less:
Future production costs	21,635	6,155	9,536	3,332	2,612
Future development costs	13,554	3,178	6,534	1,269	2,573
Future income tax expenses	30,250	4,423	11,745	12,173	1,909

	65,439	13,756	27,815	16,774	7,094

Future net cash flows	25,897	7,356	8,342	4,376	5,823
Less: discount at 10% annual rate	10,195	3,764	3,361	1,028	2,042

Standardized measure of discounted future net cash flows	$15,702	$3,592	$4,981	$3,348	$3,781

2009
Future revenues	$65,275	$14,047	$20,298	$18,615	$12,315

Less:
Future production costs	18,336	4,037	7,289	4,154	2,856
Future development costs	11,041	2,532	3,829	1,798	2,882
Future income tax expenses	17,976	2,744	5,114	8,601	1,517

	47,353	9,313	16,232	14,553	7,255

Future net cash flows	17,922	4,734	4,066	4,062	5,060
Less: discount at 10% annual rate	6,521	2,106	1,653	841	1,921

Standardized measure of discounted future net cash flows	$11,401	$2,628	$2,413	$3,221	$3,139

*	At December 31, the standardized measure of discounted future net cash flows relating to proved reserves in Norway were as follows:

	2011	2010
	(Millions of dollars)
Future revenues	$34,495	$23,115
Less:
Future production costs	10,596	4,399
Future development costs	4,270	3,426
Future income tax expenses	13,247	9,908

	28,113	17,733

Future net cash flows	6,382	5,382
Less: discount at 10% annual rate	2,755	2,156

Standardized measure of discounted future net cash flows	$3,627	$3,226

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2011	2010	2009
	(Millions of dollars)
Standardized measure of discounted future net cash flows at January 1	$15,702	$11,401	$6,964

Changes during the year
Sales and transfers of oil and gas produced during the year, net of production costs	(7,695)	(6,820)	(5,030)
Development costs incurred during year	4,673	2,592	1,927
Net changes in prices and production costs applicable to future production	9,233	7,970	7,484
Net change in estimated future development costs	(1,963)	(1,678)	(227)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	1,040	356	426
Revisions of previous oil and gas reserve estimates	2,587	1,885	1,855
Net purchases (sales) of minerals in place, before income taxes	(398)	3,193	165
Accretion of discount	3,096	2,011	1,235
Net change in income taxes	(5,234)	(5,848)	(4,061)
Revision in rate or timing of future production and other changes	(1,303)	640	663

Total	4,036	4,301	4,437

Standardized measure of discounted future net cash flows at December 31	$19,738	$15,702	$11,401

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

QUARTERLY FINANCIAL DATA

(Unaudited)

Quarterly results of operations for the years ended December 31:

	Sales and Other Operating Revenues	Gross Profit (a)	Net Income (Loss) Attributable to Hess Corporation		Diluted Net Income (Loss) per Share
	(Million of dollars, except per share data)
2011
First	$10,215	$1,761	$929	(b)	$2.74
Second	9,853	1,536	607		1.78
Third	8,665	622	298	(c)	0.88
Fourth	9,733	1,417	(131	)(d)	(0.39)
2010
First	$9,259	$1,395	$538	(e)	$1.65
Second	7,732	1,093	375		1.15
Third	7,864	672	1,154	(f)	3.52
Fourth	9,007	1,288	58	(g)	0.18

(a)	Gross profit represents sales and other operating revenues, less cost of products sold, production expenses, marketing expenses, other operating expenses, depreciation, depletion and amortization and asset impairments.

(b)	Includes an after-tax gain of $310 million related to asset sales.

(c)	Includes after-tax gains of $103 million related to asset sales, offset by an after-tax charge of $140 million related to asset impairments and an after-tax expense of $29 million for an increase in the United Kingdom supplementary tax rate.

(d)	Includes an after- tax charge of $525 million related to the shutdown of the HOVENSA L.L.C. (HOVENSA) refinery in St. Croix, U.S. Virgin Islands.

(e)	Includes an after-tax gain of $58 million related to an asset sale, partially offset by an after-tax charge of $7 million related to the repurchase of fixed-rate public notes.

(f)	Includes an after-tax gain of $1,072 million related to an asset exchange, partially offset by after-tax charges of $347 million related to an asset impairment.

(g)	Includes an after-tax charge of $289 million relating to the Corporation’s impairment of its equity investment in HOVENSA and an after-tax charge of $51 million related to dry hole costs.

The results of operations for the periods reported herein should not be considered as indicative of future operating results.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2011.

There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management’s report on internal control over financial reporting and the attestation report on the Corporation’s internal controls over financial reporting are included in Item 8 of this annual report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 2, 2012.

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

Information relating to the audit committee is incorporated herein by reference to “Election of Directors” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 2, 2012.

Executive Officers of the Registrant

The following table presents information as of February 1, 2012 regarding executive officers of the Registrant:

Name	Age	Office Held*	Year Individual Became an Executive Officer
John B. Hess	57	Chairman of the Board, Chief	1983
		Executive Officer and Director
Gregory P. Hill	50	Executive Vice President and President of Worldwide Exploration and Production and Director	2009
F. Borden Walker	58	Executive Vice President and President	1996
		of Marketing and Refining and Director
Timothy B. Goodell	54	Senior Vice President and General Counsel	2009
Lawrence H. Ornstein	60	Senior Vice President	1995
John P. Rielly	49	Senior Vice President and Chief	2002
		Financial Officer
John J. Scelfo	54	Senior Vice President	2004
Mykel J. Ziolo	59	Senior Vice President	2009
Robert M. Biglin	47	Vice President and Treasurer	2010

*	All officers referred to herein hold office in accordance with the By-laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office opposite his name on May 4, 2011. The first meeting of Directors following the next annual meeting of stockholders of the Registrant is scheduled to be held May 2, 2012.

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

Information relating to executive compensation is incorporated herein by reference to “Election of Directors — Executive Compensation and Other Information,” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 2, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors — Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors — Ownership of Equity Securities by Management” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 2, 2012.

See Equity Compensation Plans in Item 5 for information pertaining to securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 2, 2012.

Item 14.	Principal Accounting Fees and Services

Information relating to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” from the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 2, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. and 2. Financial statements and financial statement schedules

The financial statements filed as part of this Annual Report on Form 10-K are listed in the accompanying index to financial statements and schedules in Item 8, Financial Statements and Supplementary Data.

3.    Exhibits

3(1)	Restated Certificate of Incorporation of Registrant, including amendment thereto dated May 3, 2006 incorporated by reference to Exhibit 3 of Registrant’s Form 10-Q for the three months ended June 30, 2006.

3(2)	By-laws of Registrant incorporated by reference to Exhibit 3(1) of Form 8-K of Registrant dated February 2, 2011.

4(1)	Five-Year Credit Agreement dated as of April 14, 2011, among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A. as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10(1) of Form 8-K of Registrant dated April 14, 2011.

4(2)	Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.

4(3)	First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.

4(4)	Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.

4(5)	Prospectus Supplement dated February 28, 2002 to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on March 1, 2002.

4(6)	Indenture dated as of March 1, 2006 between Registrant and The Bank of New York Mellon as successor to JP Morgan Chase, as Trustee, including form of Note. Incorporated by reference to Exhibit 4 to Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on March 1, 2006.

4(7)	Form of 2014 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase as Trustee. Incorporated by reference to Exhibit 4(1) to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.

4(8)	Form of 2019 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase, as Trustee. Incorporated by reference to Exhibit 4(2) to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.

4(9)	Form of 6.00% Note, incorporated by reference to Exhibit 4(1) to the Form 8-K of Registrant filed on December 15, 2009.

4(10)	Form of 5.60% Note incorporated by reference to Exhibit 4(1) to the Form 8-K of Registrant filed on August 12, 2010. Other instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries upon request.

10(1)	Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.

10(2)	Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.

10(3)	Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.

10(4)	Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.

10(5)*	Incentive Cash Bonus Plan description incorporated by reference to Item 5.02 of Form 8-K of Registrant filed on February 8, 2011.

10(6)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10-K of Registrant for fiscal year ended December 31, 2004.

10(7)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for fiscal year ended December 31, 2006.

10(8)*	Performance Incentive Plan for Senior Officers, as amended, as approved by stockholders on May 4, 2011, incorporated by reference to Annex A to the definitive proxy statement of the Registrant dated March 25, 2011.

10(9)*	Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.

10(10)*	Amendment dated December 31, 2006 to Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(10) of Form 10-K of Registrant for fiscal year ended December 31, 2006.

10(11)*	Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.

10(12)*	Second Amended and Restated 1995 Long-term Incentive Plan, including forms of awards thereunder incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for fiscal year ended December 31, 2004.

10(13)*	2008 Long-term Incentive Plan, incorporated by reference to Annex B to Registrant’s definitive proxy statement filed on March 27, 2008.

10(14)*	First Amendment dated March 3, 2010 and approved May 5, 2010 to Registrant’s 2008 Long-term Incentive Plan, incorporated by reference to Annex B of Registrant’s definitive proxy statement dated March 25, 2010.

10(15)*	Forms of Awards under Registrant’s 2008 Long-term Incentive Plan incorporated by reference to Exhibit 10(14) of Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

10(16)*	Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K of Registrant filed on January 4, 2007.

10(17)*	Amended and Restated Change of Control Termination Benefits Agreement dated as of May 29, 2009 between Registrant and F. Borden Walker, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended June 30, 2009. A substantially identical agreement (differing only in the signatories thereto) was entered into between Registrant and John B. Hess.

10(18)*	Change of Control Termination Benefits Agreement dated as of May 29, 2009 between Registrant and John P. Rielly incorporated by reference to Exhibit 10(17) of Registrant’s Form 10-K for the fiscal year ended December 31, 2009. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (including the named executive officers, other than those referred to in Exhibit 10(17)).

10(19)*	Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.

10(20)*	Agreement between Registrant and Gregory P. Hill relating to his compensation and other terms of employment, incorporated by reference to Item 5.02 of Form 8-K of Registrant filed January 7, 2009.

10(21)*	Agreement between Registrant and Timothy B. Goodell relating to his compensation and other terms of employment incorporated by reference to Exhibit 10(20) of Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

10(22)*	Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.

10(23)	Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant filed on November 13, 1998.

10(24)	Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant filed on November 13, 1998.

21	Subsidiaries of Registrant.

23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 27, 2012, to the incorporation by reference in Registrant’s Registration Statements (Form S-3 No. 333-157606, and Form S-8 Nos. 333-43569, 333-94851, 333-115844, 333-150992 and 333-167076), of its reports relating to Registrant’s financial statements.

23(2)	Consent of DeGolyer and MacNaughton dated February 27, 2012.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

99(1)	Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated January 31, 2012, on proved reserves audit as of December 31, 2011 of certain properties attributable to Registrant.

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Labels Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

101(DEF)	XBRL Definition Linkbase Document

*	These exhibits relate to executive compensation plans and arrangements.

(b)    Reports on Form 8-K

During the three months ended December 31, 2011, Registrant filed or furnished the following report on Form 8-K:

1.     Filing dated October 26, 2011 reporting under Items 2.02 and 9.01, a news release dated October 26, 2011 reporting results for the third quarter of 2011 and furnishing under Item 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Hess Corporation, and John P. Rielly, Senior Vice President and Chief Financial Officer, at a public conference call held October 26, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2012.

HESS CORPORATION (Registrant)

By	/S/ JOHN P. RIELLY
(John P. Rielly) Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN B. HESS John B. Hess	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/s/ SAMUEL W. BODMAN Samuel W. Bodman	Director	February 27, 2012

/s/ NICHOLAS F. BRADY Nicholas F. Brady	Director	February 27, 2012

/s/ GREGORY P. HILL Gregory P. Hill	Director	February 27, 2012

/s/ EDITH E. HOLIDAY Edith E. Holiday	Director	February 27, 2012

/s/ THOMAS H. KEAN Thomas H. Kean	Director	February 27, 2012

/s/ RISA LAVIZZO-MOUREY Risa Lavizzo-Mourey	Director	February 27, 2012

/s/ CRAIG G. MATTHEWS Craig G. Matthews	Director	February 27, 2012

/s/ JOHN H. MULLIN John H. Mullin	Director	February 27, 2012

/s/ FRANK A. OLSON Frank A. Olson	Director	February 27, 2012

/s/ JOHN P. RIELLY John P. Rielly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012

/s/ ERNST H. VON METZSCH Ernst H. von Metzsch	Director	February 27, 2012

/s/ F. BORDEN WALKER F. Borden Walker	Director	February 27, 2012

/s/ ROBERT N. WILSON Robert N. Wilson	Director	February 27, 2012

Schedule II

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

Description	Balance January 1	Additions
		Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance December 31
	(Millions of dollars)
2011
Losses on receivables	$58	$4	$1	$8	$55

Deferred income tax valuation	$444	$648	$—	$21	$1,071

2010
Losses on receivables	$54	$9	$1	$6	$58

Deferred income tax valuation	$500	$135	$—	$191	$444

2009
Losses on receivables	$46	$13	$—	$5	$54

Deferred income tax valuation	$266	$455	$—	$221	$500

Report of Independent Auditors

The Members

HOVENSA L.L.C.

We have audited the accompanying balance sheets of HOVENSA L.L.C. (“the Company”) as of December 31, 2011 and 2010, and the related statements of operations, comprehensive loss and (accumulated deficit) retained earnings, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOVENSA L.L.C. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s decision to shut down refining operations and operate as an oil storage terminal raises substantial doubt about its ability to continue as a going concern. The Company’s plans as to these matters are described in Note 1. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG, LLP
February 27, 2012
New York, New York

HOVENSA L.L.C.

Balance Sheets

	December 31
	2011	2010
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$42,275	$45,124
Debt service fund	11,361	11,350
Accounts receivable:
Members and affiliates	36,694	274,678
Trade (less allowance in 2011 of $52,416)	104,776	98,036
Other	228	2,627
Inventories	159,594	260,492
Deposits and prepaid expenses	15,707	20,762

Total current assets	370,635	713,069

Property, plant and equipment:
Land	19,315	19,315
Refinery facilities	3,012,619	2,938,071
Other	108,307	104,352
Construction in progress	29,722	68,852

Total—at cost	3,169,963	3,130,590
Less accumulated depreciation	(3,169,963)	(1,143,269)

Property, plant and equipment—net	—	1,987,321

Other assets	10,374	26,793

Total assets	$381,009	$2,727,183

Liabilities and members’ equity
Current liabilities:
Accounts payable:
Members and affiliates	$423,706	$584,230
Trade	346,917	404,031
Tax-exempt revenue bonds	355,683	—
Payable to members for financial support	654,000	—
Accrued liabilities	76,480	10,710
Taxes payable	1,459	1,968

Total current liabilities	1,858,245	1,000,939
Long-term debt	—	705,683
Other liabilities	115,223	135,666

Total liabilities	1,973,468	1,842,288

Members’ equity:
Members’ initial investment	1,343,429	1,343,429
Accumulated deficit	(2,898,232)	(410,980)
Accumulated other comprehensive loss	(37,656)	(47,554)

Total members’ equity	(1,592,459)	884,895

Total liabilities and members’ equity	$381,009	$2,727,183

See accompanying notes to financial statements.

HOVENSA L.L.C.

Statements of Operations, Comprehensive Loss

and (Accumulated Deficit) Retained Earnings

	Year ended December 31
	2011	2010	2009
	(Dollars in Thousands)
Sales	$13,126,326	$12,258,297	$10,048,271
Operating expenses:
Product costs	12,803,408	11,926,310	9,782,220
Operating expenses	554,516	586,336	548,265
Depreciation and amortization	128,403	142,503	139,854
Asset impairments and shutdown related charges	2,072,600	—	—

Total operating expenses	15,558,927	12,655,149	10,470,339

Operating loss	(2,432,601)	(396,852)	(422,068)

Other non-operating income (expense):
Interest expense	(38,689)	(25,904)	(22,299)
Other expense, net	(15,962)	(15,173)	(6,858)

Net loss	$(2,487,252)	$(437,929)	$(451,225)

Components of comprehensive (loss) income:
Net loss	$(2,487,252)	$(437,929)	$(451,225)
Change in retirement plan liabilities	(9,898)	1,789	(18,021)

Comprehensive loss	$(2,497,150)	$(436,140)	$(469,246)

(Accumulated deficit) retained earnings:
Opening balance	$(410,980)	$26,949	$478,174
Net loss	(2,487,252)	(437,929)	(451,225)

Closing balance	$(2,898,232)	$(410,980)	$26,949

See accompanying notes to financial statements.

HOVENSA L.L.C.

Statements of Cash Flows

	Year ended December 31
	2011	2010	2009
	(Dollars in Thousands)
Cash flows from operating activities
Net loss	$(2,487,252)	$(437,929)	$(451,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	128,403	142,503	139,854
Asset impairments and shutdown related charges	2,072,600	—	—
Decrease (increase) in accounts receivable	181,227	(104,173)	(118,026)
Decrease in inventories	65,698	16,043	203,224
Increase in deposits and prepaid expenses	(510)	(55)	(410)
Decrease in other assets	16,419	26,695	21,748
(Decrease) increase in accounts payable and accrued liabilities	(218,068)	47,343	274,546
(Decrease) increase in taxes payable	(509)	143	124
(Decrease) increase in other liabilities	(25,473)	(2,798)	13,926

Net cash provided by (used in) operating activities	(267,465)	(312,228)	83,761

Cash flows from investing activities
Capital expenditures	(39,373)	(70,206)	(80,700)

Net cash used in investment activities	(39,373)	(70,206)	(80,700)

Cash flows from financing activities
Increase in restricted cash	(11)	(17)	(16)
(Decrease) increase in long-term debt, net	(350,000)	350,000	—
Increase in payable to members for financial support	654,000	—	—

Net cash provided by (used in) financing activities	303,989	349,983	(16)

Net (decrease) increase in cash and cash equivalents	(2,849)	(32,451)	3,045
Cash and cash equivalents at beginning of the year	45,124	77,575	74,530

Cash and cash equivalents at end of the year	$42,275	$45,124	$77,575

See accompanying notes to financial statements.

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands)

1.     Basis of Financial Statements and Significant Accounting Policies

Nature of Business

Background:    HOVENSA L.L.C. (the “Company” or “HOVENSA”) was formed as a 50/50 joint venture between subsidiaries of Petroleos de Venezuela, SA. (“PDVSA”) and Hess Corporation (“Hess”), to own and operate the Company’s refinery located in St. Croix, United States (U.S.) Virgin Islands. The Company’s members are PDVSA V.I., Inc., a subsidiary of PDVSA, and Hess Oil Virgin Islands Corp. (“HOVIC”), a subsidiary of Hess. The Company purchases crude oil from PDVSA, Hess and third parties. It manufactures and sells petroleum products primarily to PDVSA and Hess.

HOVENSA operates under a Concession Agreement with the Government of the U.S. Virgin Islands. The original Concession Agreement was entered into on September 1, 1965 and the Third Amendment to the Concession Agreement is due to expire on August 1, 2022. The Concession Agreement can be extended with Virgin Islands government approval which has occurred on two previous occasions.

Recent Events – Shutdown of Refinery:    In December 2011, the Company’s members reached agreement to commence the shutdown of refining operations effective January 18, 2012, and operate as an oil storage terminal. As a result of this decision, the Company recorded non-cash charges totaling $2,072,600 in December 2011 to fully impair its property, plant and equipment and recognize certain other expenses related to the shutdown decision. In conjunction with the refinery shutdown, the Company plans to liquidate its refined product inventory, redeem its outstanding debt, and settle or dispose of certain other liabilities.

Basis of Presentation and Going Concern

The accompanying financial statements of HOVENSA have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”). These financial statements have been prepared assuming HOVENSA will continue as a going concern. As further explained in Notes 2 and 3 below, the Company has fully impaired its property, plant and equipment and recorded certain refinery shutdown costs at December 31, 2011. Additional financial support from the members will be required to fund expenditures for the refinery shutdown and conversion to an oil storage terminal in 2012. There is no assurance that any or all of the member financial support will be provided by the members. Absent member support it is unlikely HOVENSA’s operations would be able to continue.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates. Among the estimates made by management are asset impairments, refinery shutdown costs, inventory and other asset valuations, legal and environmental obligations and pension liabilities.

Revenue Recognition

The Company recognizes revenues from the sale of petroleum products when title passes to the customer, which generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less when acquired.

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands)

Debt Service Fund

The debt service fund is cash held by a trustee representing six months of interest and fees payable on the Company’s outstanding tax-exempt revenue bonds.

Inventories

Inventories of crude oil and refined products are valued at the lower of last-in, first-out (“LIFO”) cost or market. Inventories of materials and supplies are valued at the lower of average cost or market.

Depreciation

Depreciation of refinery facilities is determined principally on the units-of-production method based on estimated production volumes. Depreciation of all other equipment is determined on the straight-line method based on estimated useful lives.

Maintenance and Repairs

Maintenance and repairs are expensed as incurred including costs of refinery turnarounds. Capital improvements are recorded as additions to property, plant and equipment.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment recognized is the amount by which the carrying amount exceeds the estimated fair market value of the assets.

Asset Retirement Obligations (ARO’s)

ARO’s must be recorded at fair value in the period in which it is determined that a legal obligation exists and a reasonable estimate of the fair value of the liability can be made.

Environmental Expenditures

Liabilities for future remediation costs are recorded when environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The Company capitalizes environmental expenditures that increase the life of property or reduce or prevent environmental contamination.

Income Taxes

The Company is a limited liability company and, as a result, income taxes are the responsibility of the members. Accordingly, no effect of income tax has been recognized in the accompanying financial statements.

Retirement Plans

The Company recognizes on its balance sheet the underfunded status of its defined benefit retirement plans measured as the difference between the fair value of plan assets and the benefit obligations. The benefit obligation is the projected benefit obligation in the case of the non-contributory defined benefit pension plan and

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands)

the projected post-retirement benefit obligation for the post-retirement medical plan. The Company recognizes the net changes in the plan assets and benefit obligations of its defined benefit retirement plans in the year in which such changes occur.

Prior service costs and gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active employees.

The determination of the obligations and expenses related to these plans are based on several actuarial assumptions, the most significant of which relate to the discount rate for measuring the present value of future plan obligations; expected long-term rates of return on plan assets and rate of future increases in compensation levels. These assumptions represent estimates made by the Company, some of which can be affected by external factors.

Subsequent Events

Subsequent events have been evaluated through February 27, 2012.

2.    Asset Impairment and Refinery Shutdown Related Charges

On January 18, 2012, HOVENSA announced the decision to shut down its refinery operations after recently experiencing substantial operating losses due to global economic conditions and competitive disadvantages versus other refiners. Such losses were incurred despite efforts to improve operating performance by reducing refining capacity to 350,000 from 500,000 barrels per day in the first half of 2011. Operating losses were also projected to continue. The Company prepared an impairment analysis as of December 31, 2011, which indicated that undiscounted future cash flows would not recover the carrying value of its assets. As a result, the Company recorded an impairment charge of $1,900,349 representing the difference between the carrying value and the estimated fair market value of property, plant and equipment at December 31, 2011. Estimated fair value was determined based on discounted future cash flows (a Level 3 fair value measure). In addition, the Company recorded other charges related to the decision to shut down the refinery totaling $172,251, including recognition of legally required employee and contractor severance costs and a reduction in carrying value of warehouse inventory and other assets.

3.    Future Refinery Shutdown Expenditures

The Company is expected to incur substantial additional refinery shutdown costs in excess of amounts that can be accrued at December 31, 2011 under US GAAP, including costs related to the cleaning and preservation of refinery process equipment and tanks, tank bottom sludge disposal, enhanced employee and contractor severance and benefits, estimated losses on long-term contracts and other costs. After liquidation of current assets and liabilities, the Company estimates total future cash funding of approximately $900,000 will be required to settle all obligations, with the substantial majority to be incurred in 2012.

4.    Related Party Transactions

During 2011, HOVENSA received financial support from its members by delaying the normal timing of payments to PDVSA for crude oil purchases, as well as accelerating payments from Hess for refined product sales. At December 31, 2011, interest bearing financial support from both members totaling $654,000 is recorded as a current liability in the balance sheet.

Through the shutdown of refining operations, the Company had long-term crude oil supply agreements with Petroleum Marketing International (“Petromar”) a subsidiary of PDVSA, under which Petromar agreed to sell to HOVENSA a monthly average of 155,000 barrels per day of Mesa crude oil and 115,000 barrels per day of Merey crude oil. The Company also had a product sales agreement with Hess and Petromar that required Hess

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands)

and Petromar each to purchase after any sales of refined products by HOVENSA to third parties, 50% of HOVENSA’s gasoline, distillate, residual fuel and other products at market prices.

A summary of all material transactions between the Company, its members and affiliates follows:

	2011	2010	2009
Sale of petroleum products:
Hess	$3,805,821	$4,307,112	$3,658,885
PDVSA	3,937,571	4,254,761	3,753,201
Purchases of crude oil and products:
Hess	709,570	607,040	529,529
PDVSA	6,412,491	6,214,869	5,198,735
Administrative service agreement fee paid to Hess	4,018	6,481	6,686
Marine revenues received from PDVSA and Hess	567	911	1,854
Bareboat charter of tugs and barges paid to HOVIC	2,873	3,161	3,415

5.    Inventories

Inventories as of December 31 were as follows:

	2011	2010
Crude oil	$183,345	$261,130
Refined and other finished products	657,914	670,684
Less LIFO adjustment	(734,177)	(759,818)

	107,082	171,996
Materials and supplies	52,512	88,496

Total	$159,594	$260,492

During 2011 and 2010, a reduction of inventory quantities resulted in a liquidation of LIFO inventories carried at below market costs, which decreased net operating losses by approximately $268,397 and $110,432 respectively. During 2012, the Company intends to liquidate its remaining crude oil, refined and other finished products inventory.

6.    Tax Exempt Revenue Bonds and Other Long-term Debt

Outstanding borrowings at December 31 consist of the following:

	2011	2010
General Purpose Revolving Credit Facility	$—	$350,000
Tax-exempt revenue bonds (issued in 2002) at 6.50%	126,753	126,753
Tax-exempt revenue bonds (issued in 2003) at 6.125%	74,175	74,175
Tax-exempt revenue bonds (issued in 2004) at 5.875%	50,660	50,660
Tax-exempt revenue bonds (issued in 2007) at 4.70%	104,095	104,095

Total long-term debt	$355,683	$705,683

On January 23, 2012, the Company commenced a cash tender offer for any and all of the $355,683 outstanding tax-exempt revenue bonds. The terms of the tender offer include a purchase price at par value, plus

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands)

accrued but unpaid interest up to the purchase date, subject to the terms of the offering document. See Note 10, Subsequent Event, for the results of the tender.

HOVENSA had a 5-year $400,000 revolving credit facility until December 30, 2011, when it repaid outstanding borrowings and terminated the revolving credit facility. There were $350,000 of outstanding borrowings on this facility at December 31, 2010. The agreement was collateralized by the physical assets and certain material contracts of the Company.

7.    Environmental Matters

In 2011, the Company signed a Consent Decree with the U.S. Environmental Protection Agency (EPA) which among other things requires the Company to install equipment and implement additional operating procedures to reduce emissions over the next 10 years. The cost of installing this equipment is expected to be approximately $700,000. Since the refining facilities will be shut down in 2012, with subsequent operation as an oil storage terminal, the Company believes it will not be required to make material expenditures as outlined in the Consent Decree. Under the terms of the Consent Decree, the Company paid a penalty of $5,375 in 2011.

In the normal course of its business, the Company records liabilities for future environmental remediation expenditures when such environmental obligations are probable and reasonably estimable.

The Company is required to provide financial assurance to the EPA in connection with various forms of environmental compliance. The required financial assurance totals approximately $48,000 at December 31, 2011 and must be met by establishing a trust fund, posting a letter of credit or similar measures. If the Company is unable to fulfill its financial assurance requirements, it anticipates its members will provide the necessary support.

8.    Contingencies

The Company is subject to loss contingencies with respect to various lawsuits, claims and other proceedings, including environmental matters. A liability is recognized in the Company’s financial statements when it is probable a loss has been incurred and the amount can be reasonably estimated. If the risk of loss is probable, but the amount cannot be reasonably estimated or the risk of loss is only reasonably possible, a liability is not accrued; however, the Company discloses the nature of those contingencies. In management’s opinion, based upon currently known facts and circumstances, the outcome of such loss contingencies will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands)

9.    Retirement Plans

The Company has a funded non-contributory, defined benefit pension plan for substantially all of its employees. The plan provides defined benefits based on years of service and final average salary. At December 31, 2011, the actuarial assumptions for the determination of the projected benefit obligation reflect the pending refinery shutdown. The non-contributory defined benefit pension plan will remain in place and meet future obligations in accordance with terms of the plan, but terminated employees will cease to earn service toward future benefits.

The following table reconciles the projected benefit obligation and fair value of plan assets and shows the funded status of the pension plan:

	2011	2010
Reconciliation of projected benefit obligation:
Benefit obligation at January 1	$116,572	$100,703
Service costs	9,243	8,964
Interest costs	6,373	5,683
Actuarial (gain) loss	(1,403)	3,057
Benefit payments	(2,218)	(1,835)

Projected benefit obligation at December 31	128,567	116,572

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	72,400	50,971
Actual return on plan assets	1,809	7,444
Employer contributions	12,760	15,820
Benefit payments	(2,218)	(1,835)

Fair value of plan assets at December 31	84,751	72,400

Funded status (plan assets less benefit obligation)	(43,816)	(44,172)
Unrecognized net actuarial loss	36,367	36,049

Net amount recognized	$(7,449)	$(8,123)

The accumulated benefit obligation was $124,769 at December 31, 2011 and $93,208 at December 31, 2010.

Components of funded pension expense consist of the following:

	2011	2010	2009
Service cost	$9,243	$8,964	$7,133
Interest cost	6,373	5,684	4,493
Expected return on plan assets	(5,427)	(4,095)	(3,180)
Amortization of unrecognized net actuarial losses	1,896	1,944	2,937

Net periodic benefit cost	$12,085	$12,497	$11,383

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands)

The actuarial assumptions used in the Company’s pension plan were as follows:

	2011	2010	2009
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.40%	5.60%	6.00%
Rate of compensation increase	4.20	4.20	4.20

Assumptions used to determine net costs for years ended December 31:
Discount rate	5.60	6.00	6.00
Expected return on plan assets	7.00	7.00	7.50
Rate of compensation increase	4.20	4.20	4.20

The assumptions used to determine net periodic benefit cost for each year were established at the end of each previous year while the assumptions used to determine benefit obligations were established at each year-end. The net periodic benefit cost and the actuarial present value of benefit obligations are based on actuarial assumptions that are reviewed on an annual basis. The discount rate is developed based on a portfolio of high-quality fixed-income investments that matches the maturity of the plan obligations. The overall expected return on plan assets is developed from the expected future returns for each asset category, weighted by the expected allocation of pension assets to that asset category. The Company engages an independent investment consultant to assist in the development of expected returns.

The Company’s pension plan assets by category are as follows:

	2011	2010
Asset category
Equity securities	56%	57%
Debt securities	44	43

Total	100%	100%

The target investment allocations for the plan assets are 55% equity securities and 45% debt securities. Asset allocations are rebalanced on a regular basis throughout the year to bring assets to within a 2-3% range of target levels. Target allocations take into account analyses performed by the Company’s pension consultant to optimize long-term risk/return relationships. All assets are highly liquid and may be readily adjusted to provide liquidity for current benefit payment requirements.

For purposes of valuing pension investments, a hierarchy for the inputs is used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands)

The following tables provide the fair value hierarchy of the financial assets of the qualified pension plan as of December 31, 2011 and 2010:

	Level 1	Level 2	Level 3
December 31, 2011
Cash and Short-term Investment Funds	$—	$329	$—
U.S. Equities (Domestic)	38,872	—	—
International Equities (Non-U.S.)	8,338	—	—
Debt Securities	37,212	—	—

Total	$84,422	$329	$—

December 31, 2010
Cash and Short-term Investment Funds	$—	$482	$—
U.S. Equities (Domestic)	33,273	—	—
International Equities (Non-U.S.)	7,413	—	—
Debt Securities	31,275	—	—

Total	$71,961	$482	$—

Cash and short-term investment funds consist of cash on hand, which is invested in a short-term investment fund that provides for daily investments and redemptions and is valued and carried at a $1 net asset value (NAV) per fund share.

Equities consist of registered mutual fund investments whose diversified holdings primarily include common stock securities issued by U.S. and non-U.S. corporations, respectively. Mutual fund shares are valued daily, with the NAV per fund share published at the close of each business day. These investments are classified as Level 1.

Fixed income securities consist of registered mutual fund investments whose diversified holdings primarily include U.S. Treasury securities, corporate bonds and mortgage backed securities.

HOVENSA has budgeted contributions of approximately $15,000 to its funded Pension Plan in 2012.

Estimated future pension benefit payments, which reflect expected future service, are as follows:

2012	$4,041
2013	4,911
2014	5,033
2015	5,115
2016	5,174
Years 2017 to 2021	27,199

The Company also maintains an unfunded post-retirement medical plan that provides health benefits to certain qualified retirees from ages 55 through 65. The projected benefit obligation for this plan was approximately $11,864 as of December 31, 2011 and $19,240 as of December 31, 2010. The decrease in the projected benefit obligation includes a change in actuarial assumptions to reflect the pending refinery shutdown. This plan will also remain in place and meet future obligations in accordance with terms of the plan, but terminated employees will cease to earn service toward future benefits.

10.    Subsequent Event

On February 21, 2012, HOVENSA purchased $355,453 of its tax-exempt revenue bonds at par following the close of its previously announced tender offer.

EXHIBIT INDEX

3(1)	Restated Certificate of Incorporation of Registrant, including amendment thereto dated May 3, 2006 incorporated by reference to Exhibit 3 of Registrant’s Form 10-Q for the three months ended June 30, 2006.
3(2)	By-laws of Registrant incorporated by reference to Exhibit 3(1) of Form 8-K of Registrant dated February 2, 2011.
4(1)	Five-Year Credit Agreement dated as of April 14, 2011, among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A. as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10(1) of Form 8-K of Registrant dated April 14, 2011.
4(2)	Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4(1) of Form 10-Q of Registrant for the three months ended September 30, 1999.
4(3)	First Supplemental Indenture dated as of October 1, 1999 between Registrant and The Chase Manhattan Bank, as Trustee, relating to Registrant’s 7 3/8% Notes due 2009 and 7 7/8% Notes due 2029, incorporated by reference to Exhibit 4(2) to Form 10-Q of Registrant for the three months ended September 30, 1999.
4(4)	Prospectus Supplement dated August 8, 2001 to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on August 9, 2001.
4(5)	Prospectus Supplement dated February 28, 2002 to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933 on March 1, 2002.
4(6)	Indenture dated as of March 1, 2006 between Registrant and The Bank of New York Mellon as successor to JP Morgan Chase, as Trustee, including form of Note. Incorporated by reference to Exhibit 4 to Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on March 1, 2006.
4(7)	Form of 2014 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase as Trustee. Incorporated by reference to Exhibit 4(1) to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.
4(8)	Form of 2019 Note issued pursuant to Indenture, dated as of March 1, 2006, among Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase, as Trustee. Incorporated by reference to Exhibit 4(2) to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2009.
4(9)	Form of 6.00% Note, incorporated by reference to Exhibit 4(1) to the Form 8-K of Registrant filed on December 15, 2009.
4(10)	Form of 5.60% Note incorporated by reference to Exhibit 4(1) to the Form 8-K of Registrant filed on August 12, 2010. Other instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish to the Commission a copy of any instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries upon request.
10(1)	Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(4) of Form 10-Q of Registrant for the three months ended June 30, 1981.
10(2)	Restated Second Extension and Amendment Agreement dated July 27, 1990 between Hess Oil Virgin Islands Corp. and the Government of the Virgin Islands incorporated by reference to Exhibit 19 of Form 10-Q of Registrant for the three months ended September 30, 1990.

10(3)	Technical Clarifying Amendment dated as of November 17, 1993 to Restated Second Extension and Amendment Agreement between the Government of the Virgin Islands and Hess Oil Virgin Islands Corp. incorporated by reference to Exhibit 10(3) of Form 10-K of Registrant for the fiscal year ended December 31, 1993.
10(4)	Third Extension and Amendment Agreement dated April 15, 1998 and effective October 30, 1998 among Hess Oil Virgin Islands Corp., PDVSA V.I., Inc., HOVENSA L.L.C. and the Government of the Virgin Islands incorporated by reference to Exhibit 10(4) of Form 10-K of Registrant for the fiscal year ended December 31, 1998.
10(5)*	Incentive Cash Bonus Plan description incorporated by reference to Item 5.02 of Form 8-K of Registrant filed on February 8, 2011.
10(6)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(7)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(8)*	Performance Incentive Plan for Senior Officers, as amended, as approved by stockholders on May 4, 2011, incorporated by reference to Annex A to the definitive proxy statement of the Registrant dated March 25, 2011.
10(9)*	Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10(10)*	Amendment dated December 31, 2006 to Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(10) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(11)*	Letter Agreement dated May 17, 2001 between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10-K of Registrant for the fiscal year ended December 31, 2002.
10(12)*	Second Amended and Restated 1995 Long-term Incentive Plan, including forms of awards thereunder incorporated by reference to Exhibit 10(11) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(13)*	2008 Long-term Incentive Plan, incorporated by reference to Annex B to Registrant’s definitive proxy statement filed on March 27, 2008.
10(14)*	First Amendment dated March 3, 2010 and approved May 5, 2010 to Registrant’s 2008 Long-term Incentive Plan, incorporated by reference to Annex B of Registrant’s definitive proxy statement dated March 25, 2010.
10(15)*	Forms of Awards under Registrant’s 2008 Long-term Incentive Plan incorporated by reference to Exhibit 10(14) of Registrant’s Form 10-K for the fiscal year ended December 31, 2009.
10(16)*	Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K of Registrant filed on January 4, 2007.
10(17)*	Amended and Restated Change of Control Termination Benefits Agreement dated as of May 29, 2009 between Registrant and F. Borden Walker, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended June 30, 2009. A substantially identical agreement (differing only in the signatories thereto) was entered into between Registrant and John B. Hess.
10(18)*	Change of Control Termination Benefits Agreement dated as of May 29, 2009 between Registrant and John P. Rielly incorporated by reference to Exhibit 10(17) of Registrant’s Form 10-K for the fiscal year ended December 31, 2009. Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (including the named executive officers, other than those referred to in Exhibit 10(17)).
10(19)*	Letter Agreement dated March 18, 2002 between Registrant and F. Borden Walker relating to Mr. Walker’s participation in the Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 2001.

10(20)*	Agreement between Registrant and Gregory P. Hill relating to his compensation and other terms of employment, incorporated by reference to Item 5.02 of Form 8-K of Registrant filed January 7, 2009.
10(21)*	Agreement between Registrant and Timothy B. Goodell relating to his compensation and other terms of employment incorporated by reference to Exhibit 10(20) of Registrant’s Form 10-K for the fiscal year ended December 31, 2009.
10(22)*	Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(23)	Asset Purchase and Contribution Agreement dated as of October 26, 1998, among PDVSA V.I., Inc., Hess Oil Virgin Islands Corp. and HOVENSA L.L.C. (including Glossary of definitions) incorporated by reference to Exhibit 2.1 of Form 8-K of Registrant filed on November 13, 1998.
10(24)	Amended and Restated Limited Liability Company Agreement of HOVENSA L.L.C. dated as of October 30, 1998 incorporated by reference to Exhibit 10.1 of Form 8-K of Registrant filed on November 13, 1998.
21	Subsidiaries of Registrant.
23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 27, 2012, to the incorporation by reference in Registrant’s Registration Statements (Form S-3 No. 333-157606, and Form S-8 Nos. 333-43569, 333-94851, 333-115844, 333-150992 and 333-167076), of its reports relating to Registrant’s financial statements.
23(2)	Consent of DeGolyer and MacNaughton dated February 27, 2012.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
99(1)	Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated January 31, 2012, on proved reserves audit as of December 31, 2011 of certain properties attributable to Registrant.
101(INS)	XBRL Instance Document
101(SCH)	XBRL Schema Document
101(CAL)	XBRL Calculation Linkbase Document
101(LAB)	XBRL Labels Linkbase Document
101(PRE)	XBRL Presentation Linkbase Document
101(DEF)	XBRL Definition Linkbase Document

*	These exhibits relate to executive compensation plans and arrangements.