Form 10-Q
period 2012-03-31
HESS CORP
filed 2012-05-04
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

At March 31, 2012, there were 341,611,062 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30	September 30
	March 31, 2012	December 31, 2011
	(In millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$396	$351
Accounts receivable
Trade	4,743	4,761
Other	241	250
Inventories	1,411	1,423
Other current assets	1,421	1,554

Total current assets	8,212	8,339

INVESTMENTS IN AFFILIATES	415	384

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	41,594	39,710
Less reserves for depreciation, depletion, amortization and lease impairment	15,542	14,998

Property, plant and equipment — net	26,052	24,712

GOODWILL	2,293	2,305
DEFERRED INCOME TAXES	3,231	2,941
OTHER ASSETS	444	455

TOTAL ASSETS	$40,647	$39,136

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$3,891	$3,712
Accrued liabilities	3,084	3,524
Taxes payable	1,178	812
Short-term debt and current maturities of long-term debt	38	52

Total current liabilities	8,191	8,100

LONG-TERM DEBT	6,940	6,005
DEFERRED INCOME TAXES	2,908	2,843
ASSET RETIREMENT OBLIGATIONS	1,823	1,844
OTHER LIABILITIES AND DEFERRED CREDITS	1,628	1,752

Total liabilities	21,490	20,544

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00 Authorized — 600,000,000 shares Issued — 341,611,062 shares at March 31, 2012; 339,975,610 shares at December 31, 2011	342	340
Capital in excess of par value	3,441	3,417
Retained earnings	16,337	15,826
Accumulated other comprehensive income (loss)	(1,057)	(1,067)

Total Hess Corporation stockholders’ equity	19,063	18,516
Noncontrolling interests	94	76

Total equity	19,157	18,592

TOTAL LIABILITIES AND EQUITY	$40,647	$39,136

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(In millions, except per share data)
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$9,682	$10,215
Income (loss) from equity investment in HOVENSA L.L.C.	—	(48)
Gains on asset sales	36	343
Other, net	29	5

Total revenues and non-operating income	9,747	10,515

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	6,679	7,040
Production expenses	673	531
Marketing expenses	251	283
Exploration expenses, including dry holes and lease impairment	253	313
Other operating expenses	41	42
General and administrative expenses	167	164
Interest expense	104	99
Depreciation, depletion and amortization	681	558

Total costs and expenses	8,849	9,030

INCOME BEFORE INCOME TAXES	898	1,485
Provision (benefit) for income taxes	338	511

NET INCOME	560	974
Less: Net income (loss) attributable to noncontrolling interests	15	45

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$545	$929

NET INCOME PER SHARE ATTRIBUTABLE TO HESS CORPORATION
BASIC	$1.61	$2.77
DILUTED	$1.60	$2.74
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	340.3	339.2
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(In millions)
NET INCOME	$560	$974
OTHER COMPREHENSIVE INCOME (LOSS):
Deferred gains (losses) on cash flow hedges, after-tax:
Effect of hedge losses reclassified to income (a)	97	101
Net change in fair value of cash flow hedges (b)	(292)	(3)
Change in minimum post-retirement plan liabilities, after-tax (c)	13	7
Change in foreign currency translation adjustment and other	196	186

Total other comprehensive income	14	291

COMPREHENSIVE INCOME	$574	$1,265
Less: comprehensive income (loss) attributable to noncontrolling interests	19	50

COMPREHENSIVE INCOME ATTRIBUTABLE TO HESS CORPORATION	$555	$1,215

(a)	Net of tax benefit (provision) of $(57) million and $(60) million for the three months ended March 31, 2012 and 2011, respectively.
(b)	Net of tax benefit (provision) of $187 million and $2 million for the three months ended March 31, 2012 and 2011, respectively.
(c)	Net of tax benefit (provision) of $(8) million and $(4) million for the three months ended March 31, 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$560	$974
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	681	558
Exploratory dry hole costs and lease impairment	145	208
Provision (benefit) for deferred income taxes	(134)	(5)
(Income) loss from equity investment in HOVENSA L.L.C.	—	48
Gains on asset sales	(36)	(343)
Stock compensation expense	17	20
Changes in operating assets and liabilities and other	(245)	(325)

Net cash provided by operating activities	988	1,135

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,878)	(1,082)
Proceeds from asset sales	132	359
Other, net	(26)	(11)

Net cash used in investing activities	(1,772)	(734)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of debt with maturities of 90 days or less	581	—
Debt with maturities of greater than 90 days
Borrowings	390	4
Repayments	(82)	(35)
Cash dividends paid	(68)	(68)
Other, net	8	58

Net cash provided by (used in) financing activities	829	(41)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45	360
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	351	1,608

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$396	$1,968

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	12345678	12345678	12345678	12345678	12345678	12345678	12345678
	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity
				(In millions)
BALANCE AT JANUARY 1, 2012	$340	$3,417	$15,826	$(1,067)	$18,516	$76	$18,592
Net income			545		545	15	560
Other comprehensive income (loss)				10	10	4	14

Comprehensive income (loss)					555	19	574
Activity related to restricted common stock awards, net	2	7	—	—	9	—	9
Employee stock options, including income tax benefits	—	17	—	—	17	—	17
Cash dividends declared	—	—	(34)	—	(34)	—	(34)
Noncontrolling interests, net	—	—	—	—	—	(1)	(1)

BALANCE AT MARCH 31, 2012	$342	$3,441	$16,337	$(1,057)	$19,063	$94	$19,157

BALANCE AT JANUARY 1, 2011	$338	$3,256	$14,254	$(1,159)	$16,689	$120	$16,809
Net income			929		929	45	974
Other comprehensive income (loss)				286	286	5	291

Comprehensive income (loss)					1,215	50	1,265
Activity related to restricted common stock awards, net	1	10	—	—	11	—	11
Employee stock options, including income tax benefits	1	65	—	—	66	—	66
Cash dividends declared	—	—	(34)	—	(34)	—	(34)
Noncontrolling interests, net	—	—	2	—	2	(2)	—

BALANCE AT MARCH 31, 2011	$340	$3,331	$15,151	$(873)	$17,949	$168	$18,117

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at March 31, 2012 and December 31, 2011 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2012 and 2011. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2011. Certain information in the financial statements and notes has been reclassified to conform to the current period presentation.

Effective January 1, 2012, the Corporation adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires comprehensive income to be presented either at the end of the income statement or as a separate statement immediately following the income statement. The Corporation elected to adopt the separate statement method.

Effective January 1, 2012, the Corporation adopted FASB ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. For the Corporation, this standard requires additional disclosures related to fair value measurements, which are included in Note 12, Risk Management and Trading Activities.

2. Libyan Operations

In response to civil unrest in Libya and the resulting imposition of sanctions, production at the Waha Field was suspended in the first quarter of 2011. During the fourth quarter of 2011, the sanctions were lifted and production restarted. The Corporation’s Libyan production averaged 18,000 barrels of oil per day (bopd) for the first quarter of 2012 and 14,000 bopd for the first quarter of 2011. In the first quarter of 2012, the Corporation was allocated its first crude oil lifting since the withdrawal of sanctions. The force majeure covering the Corporation’s offshore exploration interests was withdrawn in March 2012.

3. Dispositions

In January 2012, the Corporation completed the sale of its interest in the Snohvit Field (Snohvit) (Hess 3%), offshore Norway, for cash proceeds of $132 million. The transaction resulted in a gain of $36 million, after deducting the net book value of assets including allocated goodwill of $14 million. Snohvit was producing at a net rate of approximately 3,000 barrels of oil equivalent per day (boepd) at the time of sale.

In February 2011, the Corporation completed the sale of its interests in certain natural gas producing assets in the United Kingdom North Sea for cash proceeds of $359 million, after post-closing adjustments. These disposals resulted in pre-tax gains totaling $343 million ($310 million after income taxes). These assets had a productive capacity of approximately 15,000 boepd.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Inventories

Inventories consisted of the following:

	September 30	September 30
	March 31, 2012	December 31, 2011
	(Millions of dollars)
Crude oil and other charge stocks	$601	$451
Refined petroleum products and natural gas	1,698	1,762
Less: LIFO adjustment	(1,402)	(1,276)

	897	937
Merchandise, materials and supplies	514	486

Total inventories	$1,411	$1,423

5. HOVENSA L.L.C. Joint Venture

In January 2012, HOVENSA L.L.C. (HOVENSA) announced a decision to shut down its refinery in St. Croix, U.S. Virgin Islands and started the transition to operating the complex as an oil storage terminal. As a result, the Corporation recorded an accrued liability of $487 million at December 31, 2011 for its share of future funding commitments for costs to shut down HOVENSA’s refinery. The Corporation and its partner fully funded their estimated commitments in the first quarter of 2012.

6. Property, Plant and Equipment

Assets Held for Sale: In February 2012, the Corporation reached an agreement to sell its interests in the Bittern Field (Hess 28%) in the United Kingdom North Sea. This transaction is subject to various regulatory and other approvals. The Corporation has classified the Bittern assets and another property as assets held for sale. At March 31, 2012, the carrying amount of these assets totaling $557 million, including allocated goodwill of $60 million, was reported in Other current assets. In addition, related asset retirement obligations and deferred income taxes totaling $431 million were reported in Accrued liabilities. In accordance with GAAP, properties classified as held for sale are not depreciated but are subject to impairment testing.

Capitalized Exploratory Well Costs: The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the three months ended March 31, 2012 (in millions):

September 30
Balance at January 1	$2,022
Additions to capitalized exploratory well costs pending the determination of proved reserves	97
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(9)
Capitalized exploratory well costs charged to expense	(58)

Balance at end of period	$2,052

Capitalized exploratory well costs charged to expense in the preceding table excludes $30 million of exploratory well costs which were incurred and subsequently expensed in 2012. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,566 million at March 31, 2012. Approximately 41% of the capitalized well costs in excess of one year relates to the Pony discovery in the deepwater Gulf of Mexico. The Corporation has signed a non-binding agreement with the owners of the adjacent Knotty Head discovery on Green Canyon Block 512 that outlines a proposal to jointly develop the field. Negotiation of a joint operating agreement, including working interest percentages for the partners, and planning for the field development are progressing. The project is targeted for sanction in 2013. Approximately 34% relates to Block WA-390-P, offshore Western Australia, where further drilling and other appraisal and commercial activities are ongoing. Approximately 17% relates to Area 54, offshore Libya, where force majeure was lifted in March 2012 and the Corporation is in commercial negotiations. The remainder of the capitalized well costs in excess of one year relates to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Long-term Debt

At March 31, 2012, the Corporation classified $1,224 million of borrowings under short-term credit facilities and asset-backed credit facilities as long-term based on availability under its $4 billion syndicated revolving credit facility.

8. Foreign Currency

Pre-tax foreign currency gains (losses) amounted to the following:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Pre-tax foreign currency gains (losses)	$22	$(1)

9. Retirement Plans

Components of net periodic pension cost consisted of the following:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Service cost	$18	$14
Interest cost	22	22
Expected return on plan assets	(29)	(27)
Amortization of net loss	21	11

Pension expense	$32	$20

In 2012, the Corporation expects to contribute approximately $150 million to its funded pension plans. Through March 31, 2012, the Corporation contributed $50 million of this amount.

10. Weighted Average Common Shares

The weighted average number of common shares used in the basic and diluted earnings per share computations are as follows:

	000000000000	000000000000
	Three Months Ended March 31,
	2012	2011
	(In thousands)
Common shares - basic	337,981	335,818
Effect of dilutive securities
Stock options	1,322	1,778
Restricted common stock	1,033	1,563

Common shares - diluted	340,336	339,159

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2012, the Corporation changed the long-term incentive award program for its officers so that 50% of the shares awarded annually will be performance share units (PSU) and the remaining 50% will be in the form of restricted stock, with stock option awards being eliminated. The number of shares of common stock that will be issued under the PSU agreement is based on a comparison of the Corporation’s total shareholder return (TSR) to the TSR of a predetermined group of fifteen peer companies over a three-year performance period ending December 31, 2014. Payouts of the 2012 performance share awards will range from 0 to 200% of the target award based on the Corporation’s TSR ranking within the peer group. Dividend equivalents for the performance period will accrue on performance shares and will only be paid out on earned shares after the performance period.

The Corporation granted 1,509,752 shares of restricted stock and 415,773 PSUs during the three months ended March 31, 2012 and 702,955 shares of restricted stock and 2,111,295 stock options for the same period in 2011. The weighted average common shares used in the diluted earnings per share calculations excludes the effect of 6,641,000 out-of-the-money stock options for the three months ended March 31, 2012 (2,857,000 stock options for the same period in 2011).

11. Segment Information

The Corporation’s results by operating segment were as follows:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Operating revenues
Exploration and Production	$2,896	$2,687
Marketing and Refining	6,800	7,563
Less: Transfers between affiliates	(14)	(35)

Total (*)	$9,682	$10,215

Net income (loss) attributable to Hess Corporation
Exploration and Production	$635	$979
Marketing and Refining	11	39
Corporate, including interest	(101)	(89)

Total	$545	$929

(*)	Operating revenues exclude excise and similar taxes of approximately $640 million and $560 million for the three months ended March 31, 2012 and 2011, respectively.

Identifiable assets by operating segment were as follows:

	000000000000	000000000000
	March 31, 2012	December 31, 2011
	(Millions of dollars)
Exploration and Production	$33,672	$32,323
Marketing and Refining	6,197	6,302
Corporate	778	511

Total	$40,647	$39,136

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

The Corporation maintains a control environment under the direction of its chief risk officer and through its corporate risk policy, which the corporation’s senior management has approved. Controls include volumetric, term and value at risk limits. The chief risk officer must approve the trading of new instruments or commodities. Risk limits are monitored and reported on a daily basis to business units and senior management. The Corporation’s risk management department also performs independent price verifications (IPV) of sources of fair values, validations of valuation models and analyzes changes in fair value measurements on a daily, monthly and/or quarterly basis. These controls apply to all of the Corporation’s risk management and trading activities, including the consolidated trading partnership. The Corporation’s treasury department is responsible for administering foreign exchange rate and interest rate hedging programs using similar controls and processes, where applicable.

The Corporation’s risk management department, in performing the IPV procedures, utilizes independent sources and valuation models that are specific to the individual contracts and pricing locations to identify positions that require adjustments to better reflect the market. This review is performed quarterly and the results are presented to the chief risk officer and senior management. The IPV process considers the reliability of the pricing services through assessing the number of available quotes, the frequency at which data is available and, where appropriate, the comparability between pricing sources.

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

The table below shows the gross volume of the Corporation’s energy marketing commodity contracts outstanding:

	September 30	September 30
	March 31, 2012	December 31, 2011
Crude oil and refined petroleum products (millions of barrels)	26	28
Natural gas (millions of mcf)	2,587	2,616
Electricity (millions of megawatt hours)	345	244

The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges are recognized currently in earnings. Revenues from the sales contracts are recognized in Sales and other operating revenues in the Statement of Consolidated Income, while supply contract purchases and net settlements from financial derivatives related to these energy marketing activities are recognized in Cost of products sold in the Statement of Consolidated Income. Net realized and unrealized pre-tax gains and losses on derivative contracts not designated as hedges amounted to a gain of $55 million and a loss of $3 million for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, a portion of energy marketing commodity contracts are designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The length of time over which the Corporation

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

hedges exposure to variability in future cash flows is predominantly one year or less. For contracts outstanding at March 31, 2012, the maximum duration was approximately two years.

The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and then reclassifies amounts to Cost of products sold in the Statement of Consolidated Income as the hedged transactions are recognized in earnings. At March 31, 2012, the after-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income (loss) were $62 million ($64 million at December 31, 2011). The Corporation estimates that after-tax losses of approximately $42 million will be reclassified into earnings over the next twelve months. The amounts of ineffectiveness recognized immediately in Cost of products sold were losses of approximately $1 million and $4 million for the three months ended March 31, 2012 and 2011, respectively. The pre-tax amount of deferred hedge losses is reflected in Accounts payable and the related income tax benefits are recorded as deferred income tax assets, which are included in Other current assets in the Consolidated Balance Sheet.

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

The table below shows the gross volume of the Corporate risk management derivative contracts outstanding:

	September 30	September 30
	March 31, 2012	December 31, 2011
Commodity, primarily crude oil (millions of barrels)	47	51
Foreign exchange (millions of U.S. Dollars)	$1,022	$900
Interest rate swaps (millions of U.S. Dollars)	$895	$895

During 2008, the Corporation closed Brent crude oil cash flow hedges covering 24,000 barrels per day through 2012, by entering into offsetting contracts with the same counterparty. As a result, the valuation of those contracts is no longer subject to change due to price fluctuations. The deferred hedge losses as of the date that the hedges were closed are being recorded in earnings as the hedged transactions occur. For 2012, the Corporation has entered into Brent crude oil hedges using fixed-price swap contracts to hedge the variability of forecasted future cash flows from 120,000 barrels per day of crude oil sales volumes for the full year. The average price for these hedges is $107.70 per barrel.

Realized losses from Exploration and Production hedging activities reduced Sales and other operating revenues by $244 million and $128 million for the three months ended March 31, 2012 and 2011, respectively ($151 million and $81 million after-taxes, respectively). At March 31, 2012, the after-tax deferred losses in Accumulated other comprehensive income (loss) related to Brent crude oil hedges were $483 million ($286 million at December 31, 2011), which will be reclassified into earnings during the remainder of 2012 as the hedged crude oil sales are recognized. The amount of ineffectiveness from Brent crude oil hedges that was recognized immediately in Sales and other operating revenues was a loss of $11 million and zero for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012 and December 31, 2011, the Corporation had interest rate swaps with gross notional amounts of $895 million, which were designated as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. For the three months ended March 31, 2012 and 2011, the Corporation recorded a decrease of $3 million and $2 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Gains or losses on foreign exchange contracts that are not designated as hedges are recognized immediately in Other, net in Revenues and non-operating income in the Statement of Consolidated Income.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net realized and unrealized pre-tax gains (losses) on derivative contracts used for Corporate risk management and not designated as hedges amounted to the following:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Commodity	$—	$1
Foreign exchange	26	19

Total	$26	$20

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

The table below shows the gross volume of derivative contracts outstanding relating to trading activities:

	September 30	September 30
	March 31, 2012	December 31, 2011
Commodity
Crude oil and refined petroleum products (millions of barrels)	2,220	2,169
Natural gas (millions of mcf)	4,531	4,203
Electricity (millions of megawatt hours)	227	304
Foreign exchange (millions of U.S. Dollars)	$859	$581
Other
Interest rate (millions of U.S. Dollars)	$161	$182
Equity securities (millions of shares)	12	16

Pre-tax unrealized and realized gains (losses) recorded in Sales and other operating revenues in the Statement of Consolidated Income from trading activities amounted to the following:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Commodity	$33	$122
Foreign exchange	—	(5)
Other	1	13

Total	$34	$130

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements: The table below reflects the gross and net fair values of the Corporation’s risk management and trading derivative instruments:

	September 30	September 30
	Accounts Receivable	Accounts Payable
	(Millions of dollars)
March 31, 2012
Derivative contracts designated as hedging instruments
Commodity	$70	$(560)
Other	52	(2)

Total derivative contracts designated as hedging instruments	122	(562)

Derivative contracts not designated as hedging instruments (*)
Commodity	11,403	(11,530)
Foreign exchange	18	(7)
Other	21	(13)

Total derivative contracts not designated as hedging instruments	11,442	(11,550)

Gross fair value of derivative contracts	11,564	(12,112)
Master netting arrangements	(9,414)	9,414
Cash collateral (received) posted	(201)	95

Net fair value of derivative contracts	$1,949	$(2,603)

December 31, 2011
Derivative contracts designated as hedging instruments
Commodity	$181	$(216)
Other	61	(3)

Total derivative contracts designated as hedging instruments	242	(219)

Derivative contracts not designated as hedging instruments (*)
Commodity	9,350	(9,823)
Foreign exchange	6	(21)
Other	12	(24)

Total derivative contracts not designated as hedging instruments	9,368	(9,868)

Gross fair value of derivative contracts	9,610	(10,087)
Master netting arrangements	(7,962)	7,962
Cash collateral (received) posted	(121)	117

Net fair value of derivative contracts	$1,527	$(2,008)

(*)	Includes trading derivatives and derivatives used for risk management.

The Corporation generally enters into master netting arrangements to mitigate counterparty credit risk. Master netting arrangements are standardized contracts that govern all specified transactions with the same counterparty and allow the Corporation to terminate all contracts upon occurrence of certain events, such as a counterparty’s default or bankruptcy. Where these arrangements provide the right of offset and the Corporation’s intent and practice is to offset amounts in the case of contract terminations, the Corporation’s policy is to record the fair value of derivative assets and liabilities on a net basis.

The Corporation determines fair value in accordance with the fair value measurements accounting standard (Accounting Standards Codification 820 – Fair Value Measurements and Disclosures), which established a hierarchy that categorizes the sources of inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

When Level 1 inputs are available within a particular market, those inputs are selected for determination of fair value over Level 2 or 3 inputs in the same market. To value derivatives that are characterized as Level 2 and 3, the Corporation uses observable inputs for similar instruments that are available from exchanges, pricing services or broker quotes. These observable inputs may be supplemented with other methods, including internal extrapolation or interpolation, that result in the most representative prices for instruments with similar characteristics. Multiple inputs may be used to measure fair value, however, the level of fair value for each physical derivative and financial asset or liability presented below is based on the lowest significant input level within this fair value hierarchy.

The following table provides the Corporation’s net physical derivative and financial assets and (liabilities) that are measured at fair value based on this hierarchy:

	September 30	September 30	September 30	September 30	September 30
	Level 1	Level 2	Level 3	Collateral and counterparty netting	Balance
	(Millions of dollars)
March 31, 2012
Assets
Derivative contracts
Commodity	$460	$1,333	$583	$(148)	$2,228
Foreign exchange	—	12	—	—	12
Interest rate and other	2	59	5	(1)	65
Collateral and counterparty netting	(21)	(103)	(31)	(201)	(356)

Total derivative contracts	441	1,301	557	(350)	1,949
Other assets measured at fair value on a recurring basis	2	17	—	—	19

Total assets measured at fair value on a recurring basis	$443	$1,318	$557	$(350)	$1,968

Liabilities
Derivative contracts
Commodity	$(59)	$(2,082)	$(852)	$148	$(2,845)
Foreign exchange	—	(1)	—	—	(1)
Interest rate and other	—	(4)	(4)	1	(7)
Collateral and counterparty netting	21	103	31	95	250

Total derivative contracts	(38)	(1,984)	(825)	244	(2,603)
Other liabilities measured at fair value on a recurring basis	(2)	(23)	—	—	(25)

Total liabilities measured at fair value on a recurring basis	$(40)	$(2,007)	$(825)	$244	$(2,628)

Other fair value measurement disclosures
Long-term debt	$—	$(8,144)	$—	$—	$(8,144)

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30	September 30	September 30	September 30	September 30
	Level 1	Level 2	Level 3	Collateral and counterparty netting	Balance
	(Millions of dollars)
December 31, 2011
Assets
Derivative contracts
Commodity	$135	$1,188	$511	$(67)	$1,767
Interest rate and other	—	66	—	—	66
Collateral and counterparty netting	(33)	(148)	(4)	(121)	(306)

Total derivative contracts	102	1,106	507	(188)	1,527
Other assets measured at fair value on a recurring basis	7	34	—	(2)	39

Total assets measured at fair value on a recurring basis	$109	$1,140	$507	$(190)	$1,566

Liabilities
Derivative contracts
Commodity	$(191)	$(1,501)	$(650)	$67	$(2,275)
Foreign exchange	—	(15)	—	—	(15)
Other	—	(18)	(2)	—	(20)
Collateral and counterparty netting	33	148	4	117	302

Total derivative contracts	(158)	(1,386)	(648)	184	(2,008)
Other liabilities measured at fair value on a recurring basis	—	(52)	(2)	2	(52)

Total liabilities measured at fair value on a recurring basis	$(158)	$(1,438)	$(650)	$186	$(2,060)

Other fair value measurement disclosures
Long-term debt	$—	$(7,317)	$—	$—	$(7,317)

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides changes in physical derivatives and financial assets and (liabilities) that are measured at fair value based on Level 3 inputs:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Balance at beginning of period	$(143)	$412
Unrealized pre-tax gains (losses)
Included in earnings (a)	(123)	312
Included in other comprehensive income (b)	—	10
Purchases (c)	220	815
Sales (c)	(234)	(819)
Settlements (d)	37	20
Transfers into Level 3	27	83
Transfers out of Level 3	(52)	(46)

Balance at end of period	$(268)	$787

(a)

The unrealized pre-tax gains (losses) included in earnings for the three months ended March 31, 2012 are comprised of $(153) million of losses reflected in Sales and other operating revenues and $30 million of gains reflected in Cost of products sold in the Statement of Consolidated Income.

(b)	The unrealized pre-tax gains (losses) included in Other comprehensive income are reflected in the net change in fair value of cash flow hedges in the Statement of Consolidated Comprehensive Income.
(c)	Purchases and sales primarily represent option premiums paid or received, respectively, during the reporting period.
(d)	Settlements represent realized gains and (losses) on derivatives settled during the reporting period.

The following table provides net transfers into and out of each level of the fair value hierarchy:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Transfers into Level 1	$4	$(26)
Transfers out of Level 1	(9)	214

	$(5)	$188

Transfers into Level 2	$49	$8
Transfers out of Level 2	(19)	(233)

	$30	$(225)

Transfers into Level 3	$27	$83
Transfers out of Level 3	(52)	(46)

	$(25)	$37

The Corporation’s policy is to recognize transfers in and transfers out as of the end of the reporting period. Transfers between levels result from the passage of time as contracts move closer to their maturities, fluctuations in the market liquidity for certain contracts and/or changes in the level of significance of fair value measurement inputs.

The significant unobservable inputs used in Level 3 fair value measurements for the Corporation’s physical commodity contracts and derivative instruments primarily include less liquid delivered locations for physical commodity contracts or volatility assumptions for out-of-the-money options. The following table provides information about the Corporation’s significant recurring unobservable inputs used in the Level 3 fair value measurements. Natural gas contracts are usually quoted and transacted using basis pricing relative to an active pricing location (e.g., Henry Hub), for which price inputs represent the approximate value of differences in geography and local market conditions. All other price inputs below

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

represent full contract prices. Significant changes in any of the inputs below, independently or correlated, may result in a different fair value.

	September 30	September 30
	Unit of Measurement	Range / Weighted Average
March 31, 2012
Assets
Commodity contracts with a fair value of $583 million Contract prices
Crude oil and refined petroleum products	$ / bbl	$ 83.15 - 146.51 / 103.95
Electricity	$ / MWH	$ 16.85 - 94.01 / 39.98

Basis prices
Natural gas	$ / MMBTU	$ (1.20) - 3.85 / 0.48

Contract volatilities
Crude oil and refined petroleum products	%	20.00 - 28.00 / 26.00
Natural gas	%	17.00 - 48.00 / 33.00
Electricity	%	6.00 - 64.00 / 32.00

Liabilities
Commodity contracts with a fair value of $852 million Contract prices
Crude oil and refined petroleum products	$ / bbl	$ 87.34 - 146.64 / 108.69
Electricity	$ / MWH	$ 17.60 - 94.01 / 40.68

Basis prices
Natural gas	$ MMBTU	$ (1.20) - 3.85 / 0.87

Contract volatilities
Crude oil and refined petroleum products	%	21.00 - 28.00 / 26.00
Natural gas	%	17.00 - 48.00 / 38.00

Note:	Fair value measurement for all recurring inputs was performed using an income approach technique.

Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net receivables at March 31, 2012 are concentrated with the following counterparty and customer industry segments: Integrated Oil Companies – 15%, Government Entities – 13%, Services – 11%, Real Estate – 10%, Trading Companies – 9% and Manufacturing – 8%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At March 31, 2012 and December 31, 2011, the Corporation held cash from counterparties of $201 million and $121 million, respectively. The Corporation posted cash to counterparties at March 31, 2012 and December 31, 2011 of $95 million and $117 million, respectively.

At March 31, 2012, the Corporation had outstanding letters of credit totaling $2.1 billion, primarily issued to satisfy margin requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of March 31, 2012, the net liability related to derivatives with contingent collateral provisions was approximately $1.5 billion before cash collateral posted of $3 million. At March 31, 2012, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of March 31, 2012, the Corporation would be required to post additional collateral of approximately $320 million.

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

The Corporation reported net income of $545 million in the first quarter of 2012, compared to $929 million in the first quarter of 2011. Excluding items affecting comparability on page 19, net income for the first quarter of 2012 and 2011 was $509 million and $619 million, respectively.

Exploration and Production

E&P reported net income of $635 million in the first quarter of 2012 compared to $979 million in the first quarter of 2011. In the first quarter of 2012, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $89.92 per barrel up from $87.22 per barrel in the first quarter of 2011. The Corporation’s average worldwide natural gas selling price was $6.23 per thousand cubic feet (mcf) in the first quarter of 2012, compared with $5.84 per mcf in the first quarter of 2011. Worldwide crude oil and natural gas production was 397,000 barrels of oil equivalent per day (boepd) in the first quarter of 2012, including Libyan production of 18,000 boepd, compared with 399,000 boepd in the same period of 2011.

The following is an update of E&P activities during the first quarter of 2012:

•

In North Dakota, net production from the Bakken oil shale play was 42,000 boepd for the first quarter of 2012, up from 25,000 boepd in the first quarter of 2011. The Corporation had an average of 14 rigs dedicated to drilling Bakken wells during the first quarter of 2012 and plans to increase to 16 - 17 rigs for the balance of the year. While the Corporation expects Bakken production to grow throughout the rest of the year, the Corporation now expects full year 2012 Bakken production to be somewhat lower than its earlier forecast of 60,000 boepd.

•

In March, the Corporation spud the Hickory North exploration well on the Deepwater Tano Cape Three Points Block, offshore Ghana, and anticipates that the well will reach target depth in the second quarter of 2012. The Corporation also reached agreement, subject to final government approvals, to farm down its working interest to 35% from 90%, while continuing as operator.

•	In January 2012, the Corporation completed the sale of its interest in the Snohvit Field (Hess 3%), offshore Norway, for cash proceeds of $132 million resulting in a gain of $36 million.

•

In February 2012, the Corporation reached agreement to sell its interest in the Bittern Field (Hess 28%) in the United Kingdom North Sea. This asset sale is expected to close in the fourth quarter of 2012.

Status of Libyan Operations

In response to civil unrest in Libya and the resulting imposition of sanctions, production at the Waha Field was suspended in the first quarter of 2011. During the fourth quarter of 2011, the sanctions were lifted and production restarted. The Corporation’s Libyan production averaged 18,000 barrels of oil per day (bopd) for the first quarter of 2012 and 14,000 bopd for the first quarter of 2011. In the first quarter of 2012, the Corporation was allocated its first crude oil lifting since the withdrawal of sanctions. The force majeure covering the Corporation’s offshore exploration interests was withdrawn in March 2012.

Marketing and Refining

M&R generated income of $11 million in the first quarter of 2012, compared to income of $39 million in the first quarter of 2011. The decrease in earnings primarily reflects lower margins and sales volumes in energy marketing operations resulting from the impact of the mild winter, partly offset by reduced refining losses. In the first quarter of 2012, HOVENSA L.L.C. (HOVENSA) shut down its refinery in St. Croix, U.S. Virgin Islands, and started the transition to operating the complex as an oil storage terminal.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations

The after-tax results by major operating activity are summarized below:

	123456789	123456789
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars, except per share data)
Exploration and Production	$635	$979
Marketing and Refining	11	39
Corporate	(38)	(28)
Interest expense	(63)	(61)

Net income attributable to Hess Corporation	$545	$929

Net income per share (diluted)	$1.60	$2.74

Items Affecting Comparability Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods. The items in the table below are explained and the pre-tax amounts are shown on page 23.

	123456789	123456789
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Exploration and Production	$36	$310

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Sales and other operating revenues (*)	$2,620	$2,613
Gains on asset sales	36	343
Other, net	27	1

Total revenues and non-operating income	2,683	2,957

Cost and expenses
Production expenses, including related taxes	673	531
Exploration expenses, including dry holes and lease impairment	253	313
General, administrative and other expenses	65	84
Depreciation, depletion and amortization	659	537

Total costs and expenses	1,650	1,465

Results of operations before income taxes	1,033	1,492
Provision for income taxes	398	513

Results of operations attributable to Hess Corporation	$635	$979

(*)	Amounts differ from E&P operating revenues in Note 11, Segment Information, primarily due to the exclusion of sales of hydrocarbons purchased from third parties.

The changes in E&P earnings are primarily attributable to changes in selling prices, sales volumes, costs, expenses and items affecting comparability between periods as described below.

Selling prices: Higher average realized selling prices, including the effects of hedging, primarily of crude oil, increased E&P revenues by approximately $80 million in the first quarter of 2012, compared with the corresponding period in 2011.

The Corporation’s average selling prices were as follows:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
Crude oil — per barrel (including hedging)
United States	$95.92	$91.56
Europe	80.18	84.17
Africa	88.75	82.32
Asia	117.13	110.80
Worldwide	89.92	87.22

Crude oil — per barrel (excluding hedging)
United States	$100.87	$91.56
Europe	82.77	84.17
Africa	120.59	102.58
Asia	123.72	110.80
Worldwide	100.50	92.35

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

	September 30	September 30
	Three Months Ended March 31,
	2012	2011

Natural gas liquids — per barrel
United States	$49.26	$57.31
Europe	90.43	80.29
Asia	86.50	73.35
Worldwide	59.53	63.45

Natural gas — per mcf
United States	$1.75	$3.82
Europe	9.44	8.25
Asia and other	6.77	5.75
Worldwide	6.23	5.84

During 2008, the Corporation closed Brent crude oil cash flow hedges covering 24,000 barrels per day through 2012, by entering into offsetting contracts with the same counterparty. As a result, the valuation of those contracts is no longer subject to change due to price fluctuations. The deferred hedge losses as of the date that the hedges were closed are being recorded in earnings as the hedged transactions occur. The Corporation also entered into Brent crude oil hedges using fixed-price swap contracts to hedge 120,000 barrels of crude oil sales volumes per day for the full year of 2012 at an average price of $107.70 per barrel.

Realized losses from Exploration and Production hedging activities reduced Sales and other operating revenues by $244 million and $128 million for the three months ended March 31, 2012 and 2011, respectively ($151 million and $81 million after-taxes, respectively). At March 31, 2012, the after-tax deferred losses in Accumulated other comprehensive income (loss) related to Brent crude oil hedges were $483 million, which will be reclassified into earnings during the remainder of 2012 as the hedged crude oil sales are recognized in earnings.

Production and sales volumes: The Corporation’s crude oil and natural gas production was 397,000 boepd in the first quarter of 2012, compared with 399,000 boepd for the same period in 2011.

The Corporation’s net daily worldwide production by region was as follows:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(In thousands)
Crude oil — barrels per day
United States	95	77
Europe	94	99
Africa	71	84
Asia	16	14

Total	276	274

Natural gas liquids — barrels per day
United States	14	13
Europe	3	4
Asia	2	1

Total	19	18

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(In thousands)
Natural gas — mcf per day
United States	100	106
Europe	61	107
Asia and other	449	430

Total	610	643

Barrels of oil equivalent per day (*)	397	399

(*)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table that begins on page 20.

    United States: Crude oil production in the United States was higher in the first quarter of 2012, compared to the corresponding period in 2011, mainly due to higher production from the Bakken oil shale play and the Shenzi Field in the Gulf of Mexico.

    Europe: Crude oil production in the first quarter of 2012 was lower compared to the same period in 2011, largely due to lower production at the Valhall and South Arne fields due to unplanned downtime, partly offset by higher production from Russia as a result of new wells. Natural gas production was lower in the first quarter of 2012 than the corresponding period in 2011, principally due to the sale of the Corporation’s interest in the Snohvit Field in January 2012 and the sale of certain natural gas producing assets in the United Kingdom North Sea in February 2011.

    Africa: Crude oil production in Africa was lower in the first quarter of 2012, compared to the corresponding period in 2011, largely due to natural decline in Equatorial Guinea.

    Asia and other: The increase in natural gas production in the first quarter of 2012 compared to the same period in 2011, was principally due to higher production from the Joint Development Area of Malaysia/Thailand, the Pangkah Field in Indonesia and production from the Gajah Baru complex at the Natuna A Field in Indonesia, which commenced production in the fourth quarter of 2011. This higher production was partly offset by lower nominations at the Pailin and Sinphuhorm fields in Thailand.

    Sales volumes: Lower sales volumes, primarily relating to crude oil, decreased revenue by approximately $75 million in the first quarter of 2012, compared with the corresponding period in 2011.

Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by approximately $125 million in the first quarter of 2012, compared with the same period in 2011. The increase principally reflects higher production taxes, as a result of higher selling prices, together with increased operating and work-over expenses.

Depreciation, depletion and amortization expenses were higher in the first quarter of 2012, compared with the corresponding period in 2011, reflecting higher per barrel costs and a greater proportion of production volumes being produced from the Bakken.

Exploration expenses: Exploration expenses in the first quarter of 2012 were down from the corresponding period in 2011, due to lower dry hole expenses, seismic and lease amortization.

Income taxes: Excluding items affecting comparability between periods, the effective income tax rate for E&P operations was 40% in the first quarter of 2012 compared to 42% for the first quarter of 2011.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Foreign exchange: Currency gains (losses) related to E&P activities amounted to the following:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Pre-tax	$21	$(1)
After-tax	9	(2)

Gains on asset sales: First quarter of 2012 results included a gain of $36 million related to the completion of the sale of the Corporation’s interest in the Snohvit Field (Hess 3%) which is a natural gas producing asset located offshore Norway. First quarter of 2011 results included pre-tax gains of $343 million ($310 million after income taxes) related to the completion of the sale of the Corporation’s interests in certain natural gas producing assets located in the United Kingdom North Sea. Both of these gains on asset sales are reflected in the table of items affecting comparability between periods on page 19.

The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect the Corporation’s E&P business see Item 1A. Risk Factors Related to Our Business and Operations in the December 31, 2011 Annual Report on Form 10-K.

Marketing and Refining

M&R activities generated income of $11 million in the first quarter of 2012, compared with income of $39 million in the first quarter of 2011. The Corporation’s downstream operations include marketing, refining and trading operations.

Marketing: Marketing operations, which consists principally of energy marketing, retail gasoline stations (most of which have convenience stores), terminals and supply operations, generated earnings of $22 million in the first quarter of 2012, compared with income of $68 million in the corresponding period of 2011. The reduction in earnings for the first quarter of 2012, compared with the first quarter of 2011, was primarily due to the impact of the mild winter on energy marketing operations.

The table below summarizes marketing sales volumes:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
Refined petroleum products (thousands of barrels per day)
Gasoline	210	226
Distillates	115	134
Residuals	61	87
Other	18	20

Total refined petroleum product sales	404	467

Natural gas (thousands of mcf per day)	2,560	2,875
Electricity (megawatts round the clock)	4,350	4,345

Refining: As a result of the shutdown of the HOVENSA L.L.C. refinery in St. Croix, U.S. Virgin Islands, announced in January 2012, the Corporation’s refining operations now consist of the Port Reading refining facility, which has a refining capacity of 70,000 barrels per day. Port Reading generated a loss of $6 million in the first quarter of 2012 and income of $2 million in the first quarter of 2011. During the first quarter of 2012, the Port Reading refining facility was shut down for 15 days due to unplanned maintenance, which reduced refinery utilization to 67.4% compared with 94.0% in the first quarter of

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

2011. The after-tax repair expenses related to the shutdown totaled approximately $3 million. As a result of fully accruing the Corporation’s estimated funding commitments for HOVENSA’s refinery shutdown at December 31, 2011, there was no incremental equity loss to be recorded by the Corporation in the first quarter of 2012. The Corporation’s equity share of HOVENSA’s losses was $48 million for the first quarter of 2011.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results from the trading partnership, amounted to losses of $5 million in the first quarter of 2012, compared with income of $19 million in the corresponding period of 2011.

Marketing expenses were $251 million in the first quarter of 2012, down from $283 million for the same period of 2011, reflecting lower employee related expenses and lower maintenance costs.

The Corporation’s future M&R earnings may be impacted by supply and demand factors, volatility in margins, credit risks, the effects of weather, competitive industry conditions, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect the Corporation’s M&R business, see Item 1A. Risk Factors Related to Our Business and Operations in the December 31, 2011 Annual Report on Form 10-K.

Corporate

The following table summarizes corporate expenses:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Corporate expenses	$67	$49
Income tax (benefits)	(29)	(21)

Total corporate expenses, after-tax	$38	$28

Net corporate expenses were higher in the first quarter of 2012 compared with the same period of 2011, mainly due to higher employee benefit related costs.

Interest Expense

Interest expense was as follows:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Total interest incurred	$109	$101
Less: capitalized interest	(5)	(2)

Interest expense before income taxes	104	99
Income tax (benefits)	(41)	(38)

After-tax interest expense	$63	$61

The increase in interest incurred in the first quarter of 2012, compared to the corresponding period of 2011, principally reflects higher average debt and bank facility fees.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Consolidated Sales and Cost of Products Sold

Sales and other operating revenues decreased by 5% in the first quarter of 2012, compared with the corresponding period of 2011, primarily reflecting lower sales volumes in energy marketing due to the impact of the mild winter and lower U.S. natural gas prices, partially offset by higher crude oil and refined petroleum product selling prices. The decrease in Cost of products sold, principally reflects the lower energy marketing sales volumes and cost of purchased natural gas.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	September 30	September 30
	March 31, 2012	December 31, 2011
	(Millions of dollars, except ratios)
Cash and cash equivalents	$396	$351
Short-term debt and current maturities of long-term debt	$38	$52
Total debt	$6,978	$6,057
Total equity	$19,157	$18,592
Debt to capitalization ratio (*)	26.7%	24.6%

(*)	Total debt as a percentage of the sum of total debt plus total equity.

Cash Flows

The following table summarizes the Corporation’s cash flows:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Net cash provided by (used in):
Operating activities	$988	$1,135
Investing activities	(1,772)	(734)
Financing activities	829	(41)

Net increase in cash and cash equivalents	$45	$360

Operating Activities: Net cash provided by operating activities was $988 million in the first quarter of 2012, compared with $1,135 million in the same period of 2011, which primarily reflects lower operating earnings. In the first quarter of 2012, the Corporation fully funded its accrued liability to HOVENSA of $487 million, which represents its estimated funding commitment for costs to shut down HOVENSA’s refinery.

Investing Activities: The following table summarizes the Corporation’s capital expenditures:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Exploration and Production	$1,855	$1,069
Marketing, Refining and Corporate	23	13

Total	$1,878	$1,082

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

During the first quarter of 2012, the Corporation received proceeds of $132 million from the sale of its interest in the Snohvit Field. During the first quarter of 2011, the Corporation received proceeds of $359 million from the sale of natural gas producing assets in the United Kingdom North Sea.

Financing Activities: In the first quarter of 2012, the Corporation had net borrowings of $925 million under credit facilities and repaid $36 million of other borrowings. The borrowings consisted of $430 million from the Corporation’s short-term credit facilities, $151 million from its syndicated revolving credit facility and $344 million from its asset-backed credit facility. Dividends paid were $68 million in the first quarter of 2012 and 2011.

Future Capital Requirements and Resources

The Corporation budgeted approximately $6.8 billion in capital and exploratory expenditures for the full year of 2012, substantially all of which is targeted for E&P operations. The Corporation is experiencing upward pressure on its capital program but still expects to fund its 2012 operations, including capital expenditures, dividends, pension contributions and required debt repayments, with existing cash on-hand, cash flows from operations, proceeds from asset sales and its available credit facilities. Crude oil and natural gas prices are volatile and difficult to predict. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. If conditions were to change, such as a significant decrease in commodity prices or an unexpected increase in capital expenditures, the Corporation would take steps to protect its financial flexibility and may pursue other sources of liquidity, including the issuance of debt securities, the issuance of equity securities and/or asset sales.

The table below summarizes the capacity, usage, and available capacity of the Corporation’s borrowing and letter of credit facilities at March 31, 2012:

	September 30	September 30	September 30	September 30	September 30	September 30
	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity
		(Millions of dollars)
Revolving credit facility	April 2016	$4,000	$151	$225	$376	$3,624
Asset-backed credit facility	July 2012 (a)	694	694	—	694	—
Committed lines	Various (b)	2,675	300	1,444	1,744	931
Uncommitted lines	Various (b)	622	230	392	622	—

Total		$7,991	$1,375	$2,061	$3,436	$4,555

(a)	Total capacity of $1 billion subject to the amount of eligible receivables posted as collateral.
(b)	Committed and uncommitted lines have expiration dates through 2014.

The Corporation maintains a $4 billion syndicated revolving credit facility, which can be used for borrowings and letters of credit. At March 31, 2012, available capacity under the facility was $3,624 million.

The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its Marketing and Refining operations. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit up to $1 billion subject to the availability of sufficient levels of eligible receivables. At March 31, 2012, outstanding borrowings under this facility of $694 million were collateralized by a total of $1,160 million of accounts receivable, which are held by a wholly-owned subsidiary. These receivables are only available to pay the general obligations of the Corporation after satisfaction of the outstanding obligations under the asset-backed facility.

The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

The Corporation’s long-term debt agreements contain certain financial covenants that restrict the amount of total borrowings and secured debt. At March 31, 2012, the Corporation is permitted to borrow up to an additional $24.9 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $4.4 billion of secured debt at March 31, 2012.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

The Corporation’s $2.1 billion in letters of credit outstanding at March 31, 2012 were primarily issued to satisfy margin requirements. See also Note 12, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements.

Off-balance Sheet Arrangements

The Corporation has leveraged leases not included in its Consolidated Balance Sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $383 million at March 31, 2012 compared with $388 million at December 31, 2011. If these leases were included as debt, the Corporation’s debt to capitalization ratio at March 31, 2012 would increase to 27.8% from 26.7%.

Market Risk Disclosures

As discussed in Note 12, Risk Management and Trading Activities, in the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities are referred to as energy marketing and corporate risk management activities. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas, electricity and refined petroleum products.

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

Energy Marketing and Corporate Risk Management Activities

The Corporation uses energy commodity derivatives in its energy marketing and corporate risk management activities. The Corporation estimates that at March 31, 2012, the value at risk for these activities was $95 million compared with $94 million at December 31, 2011, which is primarily due to the 2012 Brent crude oil cash flow hedge positions, described in Note 12, Risk Management and Trading Activities. The results may vary from time to time primarily as hedge levels change.

Long-term debt had a carrying value of $6,976 million, compared with a fair value of $8,144 million at March 31, 2012. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $195 million at March 31, 2012.

The Corporation’s risk exposure to foreign currency movements did not differ significantly from the levels shown in Item 7A of the Corporation’s 2011 Form 10-K.

Trading Activities

The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts. Derivative trading transactions are marked-to-market and unrealized gains or losses are recognized currently in earnings. Gains or losses from sales of physical products are recorded at the time of sale. Net realized gains and losses for the three months ended March 31, 2012 amounted to a loss of $169 million compared to a gain of $170 million for the corresponding period in 2011.

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

The following table provides an assessment of the factors affecting the changes in the fair value of net assets (liabilities) relating to financial instruments and derivative commodity contracts used in trading activities:

	September 30	September 30
	Three Months Ended March 31,
	2012	2011
	(Millions of dollars)
Fair value of contracts outstanding at January 1	$(86)	$94
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31	167	(315)
Reversal of fair value for contracts closed during the period	76	8
Fair value of contracts entered into during the period and still outstanding	(10)	190

Fair value of contracts outstanding at March 31	$147	$(23)

The following table summarizes the sources of fair value of net assets (liabilities) relating to financial instruments and derivative commodity contracts by year of maturity used in the Corporation’s trading activities at March 31, 2012:

	September 30	September 30	September 30	September 30	September 30
	Total	2012	2013	2014	2015 and beyond
	(Millions of dollars)
Source of fair value
Level 1	$386	$345	$45	$5	$(9)
Level 2	211	211	21	1	(22)
Level 3	(450)	(446)	(33)	2	27

Total	$147	$110	$33	$8	$(4)

The Corporation estimates that the value at risk for trading activities, including commodities, was $7 million at March 31, 2012 compared with $4 million at December 31, 2011. The value at risk for trading activities may vary from time to time as strategies change to capture potential market rate movements.

The following table summarizes the fair values of receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at March 31, 2012 (in millions):

September 30
Investment grade determined by outside sources	$419
Investment grade determined internally (*)	215
Less than investment grade	88

Fair value of net receivables outstanding at end of period	$722

(*)	Based on information provided by counterparties and other available sources.

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

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2012.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, the Virgin Islands Department of Planning and Natural Resources commenced four separate enforcement actions against HOVENSA L.L.C. (HOVENSA) by issuance of documents titled “Notice Of Violation, Order For Corrective Action, Notice Of Assessment of Civil Penalty, Notice Of Opportunity For Hearing” (NOVs). The NOVs asserted violations of Virgin Islands Air Pollution Control laws and regulations arising out of air release incidents at the HOVENSA refinery in 2009 and 2010. HOVENSA recently settled these matters and paid total penalties of $252,000.

Over the last several years, many refineries have entered into consent agreements to resolve the United States Environmental Protection Agency’s (EPA) assertions that refining facilities were modified or expanded without complying with the New Source Review regulations that require permits and new emission controls in certain circumstances and other regulations that impose emissions control requirements. The Corporation entered into a consent decree with the EPA to resolve these matters as they relate to its Port Reading refinery facility, which was lodged with the District Court for the Northern District of New Jersey on April 25, 2012. The Corporation agreed to pay a penalty of $850,000. The consent decree requires capital expenditures over a number of years which are not expected to have a material adverse impact on the financial condition, results of operations or cash flows of the Corporation.

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits

10(1)	Form of Performance Award Agreement under the Hess Corporation 2008 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Form 8-K of Registrant filed March 13, 2012.

10(2)

Modified Form of Restricted Stock Award Agreement under the Hess Corporation 2008 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 of Form 8-K of Registrant filed March 13, 2012.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Labels Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

101(DEF)	XBRL Definition Linkbase Document

b.	Reports on Form 8-K

During the quarter ended March 31, 2012, Registrant filed the following reports on Form 8-K:

(i)	Filing dated January 19, 2012 reporting under Item 8.01 and 9.01 a news release dated January 18, 2012 announcing the shutdown of HOVENSA L.L.C. refinery.

(ii)

Filing dated January 25, 2012 reporting under Items 2.02 and 9.01 a news release dated January 25, 2012 reporting results for the fourth quarter of 2011 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Hess Corporation, and John P. Rielly, Senior Vice President and Chief Financial Officer, at a public conference call held January 25, 2012.

(iii)	Filing dated March 13, 2012 reporting under Item 5.02 reporting compensatory arrangements of certain officers and furnished under Item 9.01 financial statements and exhibits.

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

Date: May 4, 2012