Form 10-Q
period 2012-09-30
HESS CORP
filed 2012-11-08
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

At September 30, 2012, there were 341,547,049 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2012	December 31, 2011
	(In millions, except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$528	$351
Accounts receivable
Trade	3,908	4,761
Other	336	250
Inventories	1,218	1,423
Other current assets	2,167	1,554

Total current assets	8,157	8,339

INVESTMENTS IN AFFILIATES	401	384

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	44,266	39,710
Less: Reserves for depreciation, depletion, amortization and lease impairment	16,122	14,998

Property, plant and equipment — net	28,144	24,712

GOODWILL	2,208	2,305
DEFERRED INCOME TAXES	2,872	2,941
OTHER ASSETS	430	455

TOTAL ASSETS	$42,212	$39,136

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,543	$3,712
Accrued liabilities	3,905	3,524
Taxes payable	779	812
Short-term debt and current maturities of long-term debt	621	52

Total current liabilities	7,848	8,100

LONG-TERM DEBT	7,220	6,005
DEFERRED INCOME TAXES	2,696	2,843
ASSET RETIREMENT OBLIGATIONS	2,295	1,844
OTHER LIABILITIES AND DEFERRED CREDITS	1,501	1,752

Total liabilities	21,560	20,544

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00 Authorized — 600,000,000 shares Issued — 341,547,049 shares at September 30, 2012; 339,975,610 shares at December 31, 2011	342	340
Capital in excess of par value	3,498	3,417
Retained earnings	17,377	15,826
Accumulated other comprehensive income (loss)	(675)	(1,067)

Total Hess Corporation stockholders’ equity	20,542	18,516
Noncontrolling interests	110	76

Total equity	20,652	18,592

TOTAL LIABILITIES AND EQUITY	$42,212	$39,136

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$9,194	$8,665	$28,180	$28,733
Income (loss) from equity investment in HOVENSA L.L.C.	—	(36)	—	(133)
Gains on asset sales	376	103	412	446
Other, net	49	(6)	83	1

Total revenues and non-operating income	9,619	8,726	28,675	29,047

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	6,019	6,181	18,667	20,062
Production expenses	712	609	2,062	1,739
Marketing expenses	259	266	775	796
Exploration expenses, including dry holes and lease impairment	259	199	708	769
Other operating expenses	41	43	123	127
General and administrative expenses	167	177	506	515
Interest expense	104	94	313	290
Depreciation, depletion and amortization	748	586	2,198	1,732
Asset impairments	208	358	267	358

Total costs and expenses	8,517	8,513	25,619	26,388

INCOME BEFORE INCOME TAXES	1,102	213	3,056	2,659
Provision (benefit) for income taxes	510	(54)	1,369	849

NET INCOME	592	267	1,687	1,810
Less: Net income (loss) attributable to noncontrolling interests	35	(31)	36	(24)

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$557	$298	$1,651	$1,834

BASIC NET INCOME PER SHARE	$1.65	$.89	$4.88	$5.45
DILUTED NET INCOME PER SHARE	1.64	.88	4.85	5.40
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	340.0	340.2	340.3	339.8
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.30	$.30

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
NET INCOME	$592	$267	$1,687	$1,810

OTHER COMPREHENSIVE INCOME (LOSS):
Derivatives designated as cash flow hedges
Effect of hedge losses reclassified to income	14	169	480	512
Income taxes on effect of hedge losses reclassified to income	(3)	(63)	(179)	(191)

Net effect of hedge losses reclassified to income	11	106	301	321

Change in fair value of cash flow hedges	(130)	(3)	(166)	(13)
Income taxes on change in fair value of cash flow hedges	52	1	65	5

Net change in fair value of cash flow hedges	(78)	(2)	(101)	(8)

Change in deferred gains (losses) on cash flow hedges, after-tax	(67)	104	200	313

Pension and other postretirement plans
Change in plan liabilities	21	13	64	36
Income taxes on change in plan liabilities	(8)	(5)	(24)	(14)

Change in plan liabilities, after-tax	13	8	40	22

Foreign currency translation adjustment and other	161	(319)	153	(40)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	107	(207)	393	295

COMPREHENSIVE INCOME	699	60	2,080	2,105
Less: Comprehensive income (loss) attributable to noncontrolling interests	38	(33)	37	(21)

COMPREHENSIVE INCOME ATTRIBUTABLE TO HESS CORPORATION	$661	$93	$2,043	$2,126

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,687	$1,810
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,198	1,732
Asset impairments	267	358
Exploratory dry hole costs and lease impairment	373	434
Provision (benefit) for deferred income taxes	(47)	(224)
(Income) loss from equity investment in HOVENSA L.L.C.	—	133
Gains on asset sales	(412)	(446)
Stock compensation expense	73	77
Changes in operating assets and liabilities and other	(49)	(28)

Net cash provided by operating activities	4,090	3,846

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,016)	(4,891)
Proceeds from asset sales	656	490
Other, net	(22)	(74)

Net cash used in investing activities	(5,382)	(4,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of debt with maturities of 90 days or less	1,583	—
Debt with maturities of greater than 90 days
Borrowings	448	14
Repayments	(432)	(50)
Cash dividends paid	(136)	(136)
Other, net	6	20

Net cash provided by (used in) financing activities	1,469	(152)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177	(781)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	351	1,608

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$528	$827

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(In millions)
BALANCE AT JANUARY 1, 2012	$340	$3,417	$15,826	$(1,067)	$18,516	$76	$ 18,592
Net income			1,651		1,651	36	1,687
Other comprehensive income (loss)				392	392	1	393

Comprehensive income (loss)					2,043	37	2,080
Activity related to restricted common stock awards, net	2	40	—	—	42	—	42
Employee stock options, including income tax benefits	—	36	—	—	36	—	36
Performance share units	—	5	—	—	5	—	5
Cash dividends declared	—	—	(102)	—	(102)	—	(102)
Noncontrolling interests, net	—	—	2	—	2	(3)	(1)

BALANCE AT SEPTEMBER 30, 2012	$342	$3,498	$17,377	$(675)	$20,542	$110	$ 20,652

BALANCE AT JANUARY 1, 2011	$338	$3,256	$14,254	$(1,159)	$16,689	$120	$ 16,809
Net income			1,834		1,834	(24)	1,810
Other comprehensive income (loss)				292	292	3	295

Comprehensive income (loss)					2,126	(21)	2,105
Activity related to restricted common stock awards, net	1	38	—	—	39	—	39
Employee stock options, including income tax benefits	1	104	—	—	105	—	105
Cash dividends declared	—	—	(102)	—	(102)	—	(102)
Noncontrolling interests, net	—	(29)	5	—	(24)	(18)	(42)

BALANCE AT SEPTEMBER 30, 2011	$340	$3,369	$15,991	$(867)	$18,833	$81	$ 18,914

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation) consolidated financial position at September 30, 2012 and December 31, 2011 and the consolidated results of operations for the three and nine month periods ended September 30, 2012 and 2011 and the consolidated cash flows for the nine month periods ended September 30, 2012 and 2011. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Effective January 1, 2012, the Corporation adopted FASB ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. For the Corporation, this standard requires additional disclosures related to fair value measurements, which are included in Note 15, Risk Management and Trading Activities.

2. Dispositions

In September 2012, the Corporation completed the sale of its interests in the Schiehallion Field (Hess 16%) in the United Kingdom North Sea, its share of the associated floating production, storage and offloading vessel, and the West of Shetland pipeline system for cash proceeds of $524 million after normal post-closing adjustments. The transaction resulted in a pre-tax gain of $376 million ($349 million after income taxes), after deducting the net book value of assets including allocated goodwill of $27 million. The Schiehallion Field was producing at a net rate of approximately 9,000 barrels of oil equivalent per day (boepd) at the time of sale.

In January 2012, the Corporation completed the sale of its interest in the Snohvit Field (Snohvit) (Hess 3%), offshore Norway, for cash proceeds of $132 million after normal post-closing adjustments. The transaction resulted in a gain of $36 million, after deducting the net book value of assets including allocated goodwill of $14 million. Snohvit was producing at a net rate of approximately 3,000 boepd at the time of sale.

In August 2011, the Corporation completed the sale of its interests in the Snorre Field (Hess 1%), offshore Norway and the Cook Field (Hess 28%) in the United Kingdom North Sea for cash proceeds of $131 million after normal post-closing adjustments. These disposals resulted in non-taxable gains totaling $103 million. These assets were producing at a combined net rate of approximately 2,500 boepd at the time of sale.

In February 2011, the Corporation completed the sale of its interests in certain natural gas producing assets in the United Kingdom North Sea for cash proceeds of $359 million after normal post-closing adjustments. These disposals resulted in pre-tax gains totaling $343 million ($310 million after income taxes). These assets had a net productive capacity of approximately 15,000 boepd at the time of sale.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Inventories

Inventories were as follows:

	September 30, 2012	December 31, 2011
	(In millions)
Crude oil and other charge stocks	$533	$451
Refined petroleum products and natural gas	1,367	1,762
Less: LIFO adjustment	(1,209)	(1,276)

	691	937
Merchandise, materials and supplies	527	486

Total inventories	$1,218	$1,423

4. Property, Plant and Equipment

Assets Held for Sale: In February 2012, the Corporation reached an agreement to sell its interest in the Bittern Field (Hess 28%) in the United Kingdom North Sea. See Note 16, Subsequent Events. In September 2012, the Corporation reached an agreement to sell its assets in Azerbaijan consisting of its interests in the Azeri-Chirag-Guneshli (ACG) fields (Hess 3%) and the associated Baku-Tbilisi-Ceyhan (BTC) pipeline (Hess 2%) for $1 billion before normal post-closing adjustments. This transaction is subject to various government approvals. In October 2012, the Corporation also announced that it had reached an agreement to sell its interests in the Beryl fields (Hess 22%) in the United Kingdom North Sea for $525 million before normal post-closing adjustments. This transaction is subject to regulatory approval.

At September 30, 2012, long-term assets totaling $1,179 million, primarily comprising the net property, plant and equipment balances and allocated goodwill of $112 million, have been classified as held for sale and reported in Other current assets. In addition, related long-term asset retirement obligations and deferred income taxes totaling $618 million were reported in Accrued liabilities.

Capitalized Exploratory Well Costs: The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the nine months ended September 30, 2012 (in millions):

Balance at January 1	$2,022
Additions to capitalized exploratory well costs pending the determination of proved reserves	406
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(30)
Capitalized exploratory well costs charged to expense	(124)

Balance at end of period	$2,274

Capitalized exploratory well costs charged to expense in the preceding table exclude $86 million of exploratory well costs which were incurred and subsequently expensed in 2012. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,770 million at September 30, 2012. Approximately 37% of the capitalized well costs in excess of one year relates to the Pony discovery on Green Canyon Block 468 in the deepwater Gulf of Mexico, where development planning is progressing. In August 2012, the Corporation signed an exchange agreement with the partners on the adjacent Block 512, which contains the Knotty Head discovery. Under this agreement, the Corporation was appointed operator and has a 20% working interest in the blocks, now collectively referred to as Stampede. Approximately 37% relates to Block WA-390-P, offshore Western Australia, where development planning and commercial activities, including negotiations with potential liquefaction partners, are ongoing. Approximately 15% relates to Area 54, offshore Libya, where force majeure was withdrawn in March 2012 and the Corporation is pursuing commercial options. Approximately 7% relates to offshore Ghana where further drilling is ongoing. The remainder of the capitalized well costs in excess of one year relates to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Asset Impairments

In the third quarter of 2012, the Corporation recorded impairment charges of $208 million ($116 million after income taxes) due to increases in the Corporation’s estimated abandonment liabilities for non-producing properties, which resulted in the book value of the properties exceeding their fair value. See Note 7, Asset Retirement Obligations. In the second quarter of 2012, the Corporation recorded a charge of $59 million ($36 million after-tax) to reduce the carrying value of certain properties in the Eagle Ford shale in Texas to their fair value (a Level 3 fair value measurement). In the third quarter of 2011, the Corporation recorded impairment charges of $358 million ($140 million after income taxes) related to increases in the Corporation’s estimated abandonment liabilities primarily for non-producing properties. For both years, these asset impairments related to the Exploration and Production (E&P) segment.

6. Libyan Operations

In response to civil unrest in Libya and the resulting imposition of sanctions, production at the Waha fields was suspended in the first quarter of 2011. During the fourth quarter of 2011, the sanctions were lifted, force majeure was withdrawn and production resumed. The Corporation’s Libyan production averaged 23,000 boepd in the third quarter of 2012. The force majeure covering the Corporation’s offshore exploration interests was withdrawn in March 2012.

7. Asset Retirement Obligations

The following table describes changes to the Corporation’s asset retirement obligations:

	September 30, 2012	December 31, 2011
	(In millions)
Asset retirement obligations at beginning of period	$2,071	$1,358
Liabilities incurred	229	25
Liabilities settled or disposed of	(274)	(334)
Accretion expense	101	96
Revisions of estimated liabilities	505	947
Foreign currency translation	42	(21)

Asset retirement obligations at end of period	2,674	2,071
Less: current obligations	379	227

Long-term obligations at end of period	$2,295	$1,844

The revisions in 2012 reflect overall increases in estimated abandonment obligations resulting from changes in the expected scope of operations, increases in the time expected to complete dismantlement activities and updates to service rates.

8. HOVENSA L.L.C. Joint Venture

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

9. Debt

In the first nine months of 2012, the Corporation borrowed a net total of $1,599 million which consisted of borrowings of $1 billion from its syndicated revolving credit facility, $583 million from its short-term credit facilities and $68 million from its asset-backed credit facility, partially offset by net repayments of other debt of $52 million. At September 30, 2012, the

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corporation classified $521 million of outstanding borrowings under short-term and asset-backed credit facilities as long-term, based on availability under its $4 billion syndicated revolving credit facility.

During 2012, the Corporation recorded a net increase of $138 million in long-term debt principally related to progress on construction of a leased floating production system to be used at the Tubular Bells project. In addition, during the third quarter, the Corporation assumed $47 million of capital lease obligations applicable to retail gasoline stations.

10. Foreign Currency

Pre-tax foreign currency gains (losses) amounted to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Pre-tax foreign currency gains (losses)	$17	$(9)	$25	$(18)

11. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Service cost	$19	$15	$55	$43
Interest cost	22	23	66	67
Expected return on plan assets	(29)	(28)	(87)	(82)
Amortization of net loss	21	13	63	35

Pension expense	$33	$23	$97	$63

For the full year of 2012, the Corporation expects to contribute approximately $150 million to its funded pension plans. Through September 30, 2012, the Corporation contributed $116 million of this amount.

12. Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Current	$509	$169	$1,416	$1,073
Deferred	(114)	(252)	(162)	(253)
Adjustment to deferred tax liabilities for foreign income tax rate change (*)	115	29	115	29

Total provision (benefit) for income taxes	$510	$(54)	$1,369	$849

(*)

The 2012 adjustment represents the effect of the United Kingdom (U.K.) supplemental income tax rate change to 20% from 32% on dismantlement expenditures in July 2012. The 2011 adjustment represents the July 2011 increase in the supplementary tax rate on petroleum operations to 32% from 20% in the U.K.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Weighted Average Common Shares

The weighted average number of common shares used in the basic and diluted earnings per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Common shares — basic	338,570	337,380	338,325	336,721
Effect of dilutive securities
Restricted common stock	963	1,268	1,029	1,372
Stock options	417	1,574	916	1,745

Common shares — diluted	339,950	340,222	340,270	339,838

In March 2012, the Corporation changed the long-term incentive award program for its officers such that 50% of the shares awarded annually are performance share units (PSU’s) and the other 50% are in the form of restricted stock. The number of shares of common stock to be issued under the PSU agreement is based on a comparison of the Corporation’s total shareholder return (TSR) to the TSR of a predetermined group of fifteen peer companies over a three-year performance period ending December 31, 2014. Payouts of the 2012 performance share awards will range from 0% to 200% of the target awards based on the Corporation’s TSR ranking within the peer group. Dividend equivalents for the performance period will accrue on performance shares and will only be paid out on earned shares after the performance period.

The Corporation granted 1,561,300 shares of restricted stock and 420,628 PSU’s during the nine months ended September 30, 2012. For the nine months ended September 30, 2011, the Corporation granted 734,005 shares of restricted stock and 2,201,445 of stock options. The weighted average common shares used in the diluted earnings per share calculations exclude the effect of 11,519,000 and 8,810,000 of out-of-the-money stock options for the three and nine months ended September 30, 2012, respectively, and 412,977 of PSU’s for the three and nine months ended September 30, 2012. The calculations also exclude the effect of 4,180,000 and 2,763,000 of out-of-the-money stock options for the three and nine month periods ended September 30, 2011, respectively.

14. Segment Information

The Corporation’s results by operating segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Operating revenues
Exploration and Production	$3,072	$2,217	$9,292	$7,760
Marketing and Refining	6,140	6,479	18,933	21,071
Less: Transfers between affiliates	(18)	(31)	(45)	(98)

Total (*)	$9,194	$8,665	$28,180	$28,733

Net income (loss) attributable to Hess Corporation
Exploration and Production	$608	$422	$1,887	$2,148
Marketing and Refining	53	(23)	72	(23)
Corporate, including interest	(104)	(101)	(308)	(291)

Total	$557	$298	$1,651	$1,834

(*)

Operating revenues exclude excise and similar taxes of approximately $640 million and $600 million for the three months ended September 30, 2012 and 2011, respectively, and $1,930 million and $1,750 million for the nine months ended September 30, 2012 and 2011, respectively.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by operating segment were as follows:

	September 30, 2012	December 31, 2011
	(In millions)
Exploration and Production	$36,031	$32,323
Marketing and Refining	5,211	6,302
Corporate	970	511

Total	$42,212	$39,136

15. Risk Management and Trading Activities

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below shows the gross volume of the Corporation’s energy marketing commodity contracts outstanding:

	September 30, 2012	December 31, 2011
Crude oil and refined petroleum products (millions of barrels)	28	28
Natural gas (millions of mcf)	2,961	2,616
Electricity (millions of megawatt hours)	336	244

The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges are recognized currently in earnings. Revenues from the sales contracts are recognized in Sales and other operating revenues in the Statement of Consolidated Income, while supply contract purchases and net settlements from financial derivatives related to these energy marketing activities are recognized in Cost of products sold in the Statement of Consolidated Income. Net realized and unrealized pre-tax gains on derivative contracts not designated as hedges amounted to $66 million and $8 million for the three months ended September 30, 2012 and 2011, respectively, and $145 million and $36 million for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, a portion of energy marketing commodity contracts were designated as cash flow hedges to hedge the variability of expected future cash flows of forecasted supply transactions. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly one year or less. For contracts outstanding at September 30, 2012, the maximum duration was approximately two years.

The Corporation records the effective portion of changes in the fair value of cash flow hedges as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and then reclassifies amounts to Cost of products sold in the Statement of Consolidated Income as the hedged transactions are recognized in earnings. At September 30, 2012, the after-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income (loss) were $35 million ($64 million at December 31, 2011). The Corporation estimates that after-tax losses of approximately $22 million will be reclassified into earnings over the next twelve months. During the three months ended September 30, 2012 and 2011, the Corporation reclassified from Accumulated other comprehensive income (loss) an after-tax gain of $6 million and an after-tax loss of $24 million, respectively, and after-tax losses of $45 million and $77 million for the nine months ended September 30, 2012 and 2011, respectively.

The amounts of ineffectiveness recognized immediately in Cost of products sold were losses of approximately $1 million and $2 million for the three months ended September 30, 2012 and 2011, respectively, and $1 million and $4 million for the nine months ended September 30, 2012 and 2011, respectively. The pre-tax amount of deferred hedge losses is reflected in Accounts payable and the related income tax benefits are recorded as deferred income tax assets, which are included in Other current assets in the Consolidated Balance Sheet.

As a result of changes in the fair value of energy marketing cash flow hedge positions, after-tax deferred losses decreased by $11 million and increased by $4 million for the three months ended September 30, 2012 and 2011, respectively, and increased by $16 million and $1 million for the nine months ended September 30, 2012 and 2011, respectively.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below shows the gross volume of the Corporate risk management derivative contracts outstanding:

	September 30, 2012	December 31, 2011
Commodity, primarily crude oil (millions of barrels)	21	51
Foreign exchange (millions of U.S. Dollars)	$998	$900
Interest rate swaps (millions of U.S. Dollars)	$880	$895

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

Realized losses from E&P hedging activities reduced Sales and other operating revenues by $148 million and $131 million for the three months ended September 30, 2012 and 2011, respectively ($94 million and $82 million after-tax, respectively), and $533 million and $387 million for the nine months ended September 30, 2012 and 2011, respectively ($334 million and $244 million after-tax, respectively).

At September 30, 2012, the after-tax deferred losses in Accumulated other comprehensive income (loss) related to Brent crude oil hedges were $115 million ($286 million at December 31, 2011), which will be reclassified into earnings during the remainder of 2012 as the hedged crude oil sales are recognized. The amount of ineffectiveness from Brent crude oil hedges that was recognized immediately in Sales and other operating revenues was a loss of $2 million for the three months ended September 30, 2012 and $10 million for the nine months ended September 30, 2012.

At September 30, 2012, the Corporation had interest rate swaps with a gross notional amount of $880 million, which were designated as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. The Corporation recorded an increase of $7 million and $42 million (excluding accrued interest) for the three months ended September 30, 2012 and 2011, respectively, and an increase of $17 million and $45 million (excluding accrued interest) for the nine months ended September 30, 2012 and 2011, respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Gains or losses on foreign exchange contracts that are not designated as hedges are recognized immediately in Other, net in Revenues and non-operating income in the Statement of Consolidated Income.

Net realized and unrealized pre-tax gains (losses) on derivative contracts used for Corporate risk management activities and not designated as hedges amounted to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Commodity	$—	$—	$—	$1
Foreign exchange	31	(25)	35	(12)

Total	$31	$(25)	$35	$(11)

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below shows the gross volume of derivative contracts outstanding relating to trading activities:

	September 30, 2012	December 31, 2011
Commodity
Crude oil and refined petroleum products (millions of barrels)	1,662	2,169
Natural gas (millions of mcf)	4,109	4,203
Electricity (millions of megawatt hours)	84	304
Foreign exchange (millions of U.S. Dollars)	$374	$581
Other
Interest rate (millions of U.S. Dollars)	$176	$182
Equity securities (millions of shares)	12	16

Pre-tax unrealized and realized gains (losses) recorded in Sales and other operating revenues in the Statement of Consolidated Income from trading activities amounted to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Commodity	$75	$(5)	$83	$45
Foreign exchange	1	7	3	(1)
Other	9	(52)	8	(42)

Total	$85	$(50)	$94	$2

Fair Value Measurements: The table below reflects the gross and net fair values of the Corporation’s risk management and trading derivative instruments:

	Accounts Receivable	Accounts Payable
	(In millions)
September 30, 2012
Derivative contracts designated as hedging instruments
Commodity	$61	$(144)
Interest rate and other	72	(2)

Total derivative contracts designated as hedging instruments	133	(146)

Derivative contracts not designated as hedging instruments (*)
Commodity	5,505	(5,499)
Foreign exchange	26	(1)
Other	16	(7)

Total derivative contracts not designated as hedging instruments	5,547	(5,507)

Gross fair value of derivative contracts	5,680	(5,653)
Master netting arrangements	(4,666)	4,666
Cash collateral (received) posted	(98)	22

Net fair value of derivative contracts	$916	$(965)

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Accounts Receivable	Accounts Payable
	(In millions)
December 31, 2011
Derivative contracts designated as hedging instruments
Commodity	$181	$(216)
Other	61	(3)

Total derivative contracts designated as hedging instruments	242	(219)

Derivative contracts not designated as hedging instruments (*)
Commodity	9,350	(9,823)
Foreign exchange	6	(21)
Other	12	(24)

Total derivative contracts not designated as hedging instruments	9,368	(9,868)

Gross fair value of derivative contracts	9,610	(10,087)
Master netting arrangements	(7,962)	7,962
Cash collateral (received) posted	(121)	117

Net fair value of derivative contracts	$1,527	$(2,008)

(*)	Includes trading derivatives and derivatives used for risk management.

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
	(In millions)
September 30, 2012
Assets
Derivative contracts
Commodity	$168	$668	$240	$(88)	$988
Foreign exchange	—	26	—	—	26
Interest rate and other	6	73	3	—	82
Collateral and counterparty netting	(2)	(73)	(7)	(98)	(180)

Total derivative contracts	172	694	236	(186)	916
Other assets measured at fair value on a recurring basis	1	3	—	—	4

Total assets measured at fair value on a recurring basis	$173	$697	$236	$(186)	$920

Liabilities
Derivative contracts
Commodity	$(144)	$(884)	$(125)	$88	$(1,065)
Foreign exchange	—	(1)	—	—	(1)
Other	(1)	(2)	—	—	(3)
Collateral and counterparty netting	2	73	7	22	104

Total derivative contracts	(143)	(814)	(118)	110	(965)
Other liabilities measured at fair value on a recurring basis	(31)	(4)	(1)	—	(36)

Total liabilities measured at fair value on a recurring basis	$(174)	$(818)	$(119)	$110	$(1,001)

Other fair value measurement disclosures
Long-term debt	$—	$(8,737)	$—	$—	$(8,737)

December 31, 2011
Assets
Derivative contracts
Commodity	$135	$1,188	$511	$(67)	$1,767
Interest rate and other	—	66	—	—	66
Collateral and counterparty netting	(33)	(148)	(4)	(121)	(306)

Total derivative contracts	102	1,106	507	(188)	1,527
Other assets measured at fair value on a recurring basis	7	34	—	(2)	39

Total assets measured at fair value on a recurring basis	$109	$1,140	$507	$(190)	$1,566

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Collateral and counterparty netting	Balance
	(In millions)
December 31, 2011
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

The following table provides changes in physical derivatives and financial assets and (liabilities) that are measured at fair value based on Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Balance at beginning of period	$87	$372	$(143)	$412
Unrealized pre-tax gains (losses)
Included in earnings (a)	(26)	(85)	(72)	19
Included in other comprehensive income (b)	—	13	43	30
Purchases (c)	14	415	244	1,932
Sales (c)	(9)	(536)	(266)	(2,131)
Settlements (d)	15	(162)	232	(194)
Transfers into Level 3	50	(222)	100	(211)
Transfers out of Level 3	(14)	(39)	(21)	(101)

Balance at end of period	$117	$(244)	$117	$(244)

(a)

The unrealized pre-tax gains (losses) included in earnings that are reflected in Sales and other operating revenues in the Statement of Consolidated Income amounted to $8 million and $(40) million for the three and nine months ended September 30, 2012, respectively. The unrealized pre-tax gains (losses) included in earnings that are reflected in Cost of products sold in the Statement of Consolidated Income amounted to $(34) million and $(32) million for the three and nine months ended September 30, 2012, respectively.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides net transfers into and out of each level of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Transfers into Level 1	$85	$(4)	$244	$(12)
Transfers out of Level 1	(38)	39	210	318

	$47	$35	$454	$306

Transfers into Level 2	$48	$28	$(245)	$34
Transfers out of Level 2	(131)	198	(288)	(28)

	$(83)	$226	$(533)	$6

Transfers into Level 3	$50	$(222)	$100	$(211)
Transfers out of Level 3	(14)	(39)	(21)	(101)

	$36	$(261)	$79	$(312)

The Corporation’s policy is to recognize transfers in and transfers out as of the end of the reporting period. Transfers between levels result from the passage of time as contracts move closer to their maturities, fluctuations in the market liquidity for certain contracts and/or changes in the level of significance of fair value measurement inputs.

The significant unobservable inputs used in Level 3 fair value measurements for the Corporation’s physical commodity contracts and derivative instruments primarily include less liquid delivered locations for physical commodity contracts or volatility assumptions for out-of-the-money options. The following table provides information about the Corporation’s significant recurring unobservable inputs used in the Level 3 fair value measurements. Natural gas contracts are usually quoted and transacted using basis pricing relative to an active pricing location (e.g. Henry Hub) for which price inputs represent the approximate value of differences in geography and local market conditions. All other price inputs below represent full contract prices. Significant changes in any of the inputs below, independently or correlated, may result in a different fair value.

	Unit of Measurement	Range / Weighted Average
September 30, 2012
Assets
Commodity contracts with a fair value of $240 million Contract prices
Crude oil and refined petroleum products	$ / bbl	$86.99 - 151.52 / 115.69
Electricity	$ / MWH	$24.65 - 84.38 / 50.69

Basis prices
Natural gas	$ / MMBTU	$(0.60) - 4.59 / 0.33

Contract volatilities
Crude oil and refined petroleum products	%	22.00 - 31.00 / 29.00
Natural gas	%	22.00 - 23.00 / 22.00
Electricity	%	18.00 - 31.00 / 26.00

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Unit of Measurement	Range / Weighted Average
September 30, 2012
Liabilities
Commodity contracts with a fair value of $125 million Contract prices
Crude oil and refined petroleum products	$ / bbl	$86.98 - 156.53 / 116.25
Electricity	$ / MWH	$24.65 - 84.38 / 51.09

Basis prices
Natural gas	$ / MMBTU	$(0.55) - 4.55 / 0.86

Contract volatilities
Crude oil and refined petroleum products	%	28.00 - 31.00 / 30.00
Natural gas	%	22.00 - 41.00 / 29.00

Note:	Fair value measurement for all recurring inputs was performed using an income approach technique.

Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net receivables at September 30, 2012 are concentrated with the following counterparty and customer industry segments: Integrated Oil Companies — 23%, Refiners — 12%, Services — 9%, Government Entities — 8%, Trading Companies — 7% and Real Estate — 7%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At September 30, 2012 and December 31, 2011, the Corporation held cash from counterparties of $98 million and $121 million, respectively. The Corporation posted cash to counterparties at September 30, 2012 and December 31, 2011 of $22 million and $117 million, respectively.

At September 30, 2012, the Corporation had outstanding letters of credit totaling $1.1 billion, primarily issued to satisfy margin requirements. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of September 30, 2012, the net liability related to derivatives with contingent collateral provisions was $467 million before cash collateral posted of $6 million. At September 30, 2012, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of September 30, 2012, the Corporation would be required to post additional collateral of approximately $270 million.

16. Subsequent Events

In October 2012, the Corporation completed the sale of its interests in the Bittern Field (Hess 28%) in the United Kingdom North Sea and the associated Triton floating production, storage and offloading vessel for cash proceeds of approximately $190 million after normal post-closing adjustments.

In October 2012, the Corporation announced an agreement to sell its interests in the Beryl fields (Hess 22%) in the United Kingdom North Sea for $525 million before normal post-closing adjustments. The transaction is expected to close in the first quarter of 2013.

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

The Corporation reported net income of $557 million in the third quarter of 2012 up from $298 million in the third quarter of 2011. See page 21 for the items affecting comparability of results between periods.

Exploration and Production

E&P reported net income of $608 million in the third quarter of 2012 compared to $422 million in the third quarter of 2011. Excluding the items affecting comparability, E&P net income was $546 million in the third quarter of 2012 and $503 million in the same period of 2011. In the third quarter of 2012, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $86.69 per barrel up from $85.81 per barrel in the third quarter of 2011. The Corporation’s average worldwide natural gas selling price was $5.88 per thousand cubic feet (mcf) in the third quarter of 2012, and $5.74 per mcf in the third quarter of 2011. Worldwide crude oil and natural gas production was 402,000 barrels of oil equivalent per day (boepd) in the third quarter of 2012, up from 344,000 boepd in the same period of 2011, principally reflecting an increase in production from the Bakken oil shale play and the resumption of operations in Libya. The Corporation expects its full year production to average between 395,000 and 405,000 boepd.

The following is an update of E&P activities during the third quarter of 2012:

•

In North Dakota, net production from the Bakken oil shale play was 62,000 boepd for the third quarter of 2012, up from 32,000 boepd in the third quarter of 2011. The Corporation continues to expect its net production for full year 2012 to average between 54,000 and 58,000 boepd.

•

The Corporation will substantially complete its “held by production” drilling in the Bakken in the fourth quarter of 2012 and is transitioning to pad drilling, which involves sequentially drilling a number of wells on a pad followed by sequential fracturing of the wells. This pad drilling process is expected to lead to a temporary flattening of the Bakken production profile until mid-2013, at which point steady-state operations will allow an upward growth trajectory.

•

The Corporation completed the sale of its interest in the Schiehallion Field (Hess 16%) and associated assets for cash proceeds of $524 million after normal post-closing adjustments. The transaction resulted in a pre-tax gain of $376 million ($349 million after income taxes).

•

The Corporation recorded impairment charges of $208 million ($116 million after income taxes) due to increases in the Corporation’s estimated abandonment liabilities for non-producing properties, which resulted in the book value of the properties exceeding their fair value.

•

The Corporation decided during the quarter to cease further development and appraisal activities in Peru. As a result, the Corporation recorded exploration expenses totaling $86 million ($56 million after income taxes) to write off its exploration assets in the country.

•

The Corporation reached an agreement to sell its assets in Azerbaijan consisting of its interests in the Azeri-Chirag-Guneshli (ACG) fields (Hess 3%) and the associated Baku-Tbilisi-Ceyhan (BTC) pipeline (Hess 2%) to ONGC Videsh Ltd. for $1 billion before normal post-closing adjustments. This transaction, which is expected to close in the first quarter of 2013, is subject to Indian and other government and regulatory approvals.

•

The Corporation signed an exchange agreement with the partners of Green Canyon Block 512, which contains the Knotty Head discovery and is adjacent to the Corporation’s Pony discovery on Block 468. Under this agreement, the Corporation was appointed operator and has a 20% working interest in the blocks, now collectively referred to as Stampede.

PART I — FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

Status of Libyan Operations

In response to civil unrest in Libya and the resulting imposition of sanctions, production at the Waha fields was suspended in the first quarter of 2011. During the fourth quarter of 2011, the sanctions were lifted, force majeure was withdrawn and production resumed. The Corporation’s Libyan production averaged 23,000 boepd in the third quarter of 2012. The force majeure covering the Corporation’s offshore exploration interests was withdrawn in March 2012.

Marketing and Refining

M&R generated income of $53 million in the third quarter of 2012, compared to a loss of $23 million in the third quarter of 2011. The increase in earnings was primarily due to improved refining and trading results, partially offset by lower marketing earnings. In the first quarter of 2012, HOVENSA L.L.C. (HOVENSA) shut down its refinery in St. Croix, U.S. Virgin Islands, and started the transition to operating the complex as an oil storage terminal.

Hurricane Sandy

In the last week of October 2012, Hurricane Sandy hit the Northeast Coast of the United States and caused significant damage, particularly to the coastal areas of New Jersey and New York. In advance of the hurricane, the Corporation arranged to have available 85 electrical generators to allow its retail gasoline stations to continue to serve customers in the event of lost power. Within two days of the storm, 177 of the 186 stations in the area were open; however, many of these stations have been operating intermittently due to shortages of supply. The Port Reading refining facility in New Jersey is currently shut down and it is expected that operations will restart approximately one week after power is restored. The Bayonne Energy Center (Hess 50%), a 512-megawatt natural gas fueled electric generating station that provides power to New York City, is expected to restart by mid-November 2012.

Results of Operations

The after-tax results by major operating activity are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
Exploration and Production	$608	$422	$1,887	$2,148
Marketing and Refining	53	(23)	72	(23)
Corporate	(38)	(44)	(115)	(114)
Interest expense	(66)	(57)	(193)	(177)

Net income attributable to Hess Corporation	$557	$298	$1,651	$1,834

Net income per share (diluted)	$1.64	$.88	$4.85	$5.40

Items Affecting Comparability Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods. The items in the table below are explained and the pre-tax amounts are shown on pages 25 and 26.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Exploration and Production
Gains on asset sales	$349	$103	$385	$413
Asset impairments	(116)	(140)	(152)	(140)
Dry hole and other expenses	(56)	—	(56)	—
United Kingdom tax adjustments	(115)	(44)	(115)	(29)

Total Exploration and Production	$62	$(81)	$62	$244

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

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

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Sales and other operating revenues (*)	$2,707	$2,137	$8,316	$7,448
Gains on asset sales	376	103	412	446
Other, net	44	(6)	72	(10)

Total revenues and non-operating income	3,127	2,234	8,800	7,884

Costs and expenses
Production expenses, including related taxes	712	609	2,062	1,739
Exploration expenses, including dry holes and lease impairment	259	199	708	769
General, administrative and other expenses	79	71	223	231
Depreciation, depletion and amortization	725	564	2,127	1,654
Asset impairments	208	358	267	358

Total costs and expenses	1,983	1,801	5,387	4,751

Results of operations before income taxes	1,144	433	3,413	3,133
Provision for income taxes	536	11	1,526	985

Results of operations attributable to Hess Corporation	$608	$422	$1,887	$2,148

(*)	Amounts differ from E&P operating revenues in Note 14, Segment Information, primarily due to the exclusion of sales of hydrocarbons purchased from third parties.

The changes in E&P earnings are primarily attributable to changes in selling prices, sales volumes, costs and expenses and items affecting comparability between periods as described below:

Selling prices: Lower average overall realized selling prices decreased E&P revenues by approximately $15 million in the third quarter of 2012 compared to the same period of 2011. Lower average realized selling prices, primarily of crude oil including the effects of hedging, decreased E&P revenues by approximately $225 million in the first nine months in 2012, compared to the corresponding period of 2011.

The Corporation’s average selling prices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Crude oil — per barrel (including hedging)
United States	$90.17	$95.12	$92.53	$97.71
Europe	75.08	65.92	77.13	81.19
Africa	90.78	89.41	89.56	89.85
Asia	102.85	112.31	107.88	112.03
Worldwide	86.69	85.81	87.71	90.22

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Crude oil — per barrel (excluding hedging)
United States	$90.87	$95.12	$94.46	$97.71
Europe	75.36	65.92	78.18	81.19
Africa	110.33	113.03	111.28	111.20
Asia	103.20	112.31	109.92	112.03
Worldwide	92.35	92.33	94.58	95.89

Natural gas liquids — per barrel
United States	$38.35	$57.72	$42.60	$58.86
Europe	56.82	82.18	75.67	78.09
Asia	64.67	71.30	75.95	74.18
Worldwide	41.71	63.64	49.05	63.70

Natural gas — per mcf
United States	$2.18	$3.43	$1.83	$3.66
Europe	9.15	8.93	9.56	8.64
Asia and other	6.56	5.86	6.64	5.85
Worldwide	5.88	5.74	6.01	5.84

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

Realized losses from E&P hedging activities reduced Sales and other operating revenues by $148 million in the third quarter and $533 million for the nine months ended September 30, 2012 ($94 million and $334 million after-taxes, respectively) and $131 million and $387 million in the third quarter and first nine months of 2011, respectively ($82 million and $244 million after-taxes, respectively). At September 30, 2012, the after-tax deferred losses in Accumulated other comprehensive income (loss) related to Brent crude oil hedges were $115 million, which will be reclassified into earnings in the fourth quarter of 2012 as the hedged crude oil sales are recognized in earnings.

Production and sales volumes: The Corporation’s crude oil and natural gas production was 402,000 boepd in the third quarter and 409,000 boepd in the first nine months of 2012, up from 344,000 boepd and 371,000 boepd for the same periods in 2011. The increase in production in 2012 was mainly due to higher production from the Bakken oil shale play and the resumption of operations in Libya. The Corporation expects its full year 2012 production to average between 395,000 and 405,000 boepd.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

The Corporation’s net daily worldwide production by region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Crude oil — barrels per day
United States	109	82	104	78
Europe	80	68	91	86
Africa	75	59	75	70
Asia	17	15	17	14

Total	281	224	287	248

Natural gas liquids — barrels per day
United States	16	13	15	13
Europe	2	3	3	3
Asia	1	1	1	1

Total	19	17	19	17

Natural gas — mcf per day
United States	116	102	112	103
Europe	36	55	50	78
Asia and other	462	458	459	453

Total	614	615	621	634

Barrels of oil equivalent per day (*)	402	344	409	371

(*)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table that begins on page 22.

United States: Production in the United States was higher in the third quarter and first nine months of 2012 compared to the corresponding periods in 2011, primarily due to increased production from the Bakken oil shale play.

Europe: Crude oil production in the third quarter and first nine months of 2012 was higher than the same periods in 2011, largely due to new wells in Russia and improved operating performance at the Schiehallion Field in the United Kingdom North Sea, which more than offset lower production from the Valhall Field, offshore Norway, resulting from planned downtime. The Schiehallion Field was sold at the end of the third quarter of 2012.

Natural gas production in the third quarter of 2012 was lower than the corresponding period in 2011, principally due to the sale in January 2012 of the Snohvit Field located offshore Norway, natural decline at the Beryl Field, and planned downtime at the Valhall Field. Natural gas production was lower in the first nine months of 2012 compared to the same period in 2011, mainly due to the sale in January 2012 of the Snohvit Field, the sale in February 2011 of certain natural gas producing assets in the United Kingdom North Sea and planned downtime of the Valhall Field.

Africa: Crude oil production in Africa was higher in the third quarter and first nine months of 2012 compared to the corresponding periods in 2011, mainly due to the resumption of operations in Libya following the civil unrest, partially offset by natural field declines in the Okume Complex in Equatorial Guinea.

Asia: Crude oil production in the third quarter and first nine months of 2012 was higher than the corresponding periods in 2011 due to new wells at the Pangkah Field in Indonesia.

Sales volumes: Higher sales volumes, primarily relating to crude oil, increased revenue by approximately $585 million and $1,095 million in the third quarter and first nine months of 2012, respectively, compared with the corresponding periods of 2011.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Operating costs and depreciation, depletion and amortization: Cash operating costs, consisting of production expenses and general and administrative expenses, increased by approximately $110 million and $315 million in the third quarter and first nine months of 2012 compared with the same periods in 2011. The increase in third quarter expenses principally reflects higher operating and maintenance expenses, higher general and administrative expenses, together with increased production taxes. The increase in the costs for the first nine months of 2012 and 2011 was due to the cost drivers described above and higher workover expenses.

Depreciation, depletion and amortization expenses were higher in the third quarter and first nine months of 2012 compared to the same periods in 2011, principally reflecting increased production volumes from the Bakken and Eagle Ford fields and a higher average per barrel rate.

For the third quarter of 2012, E&P total production unit costs were $40.98 per barrel, consisting of cash operating costs of $21.37 per barrel and depreciation, depletion and amortization expenses of $19.61 per barrel. For the first nine months of 2012, E&P total production unit costs were $39.32 per barrel, consisting of cash operating costs of $20.36 per barrel and depreciation, depletion and amortization expenses of $18.96 per barrel.

E&P total production unit costs are expected to be in the range of $39.00 to $41.00 per barrel for the full year of 2012. E&P cash operating costs are expected to be in the range of $20.00 to $21.00 per barrel and depreciation, depletion and amortization expenses are expected to be in the range of $19.00 to $20.00 per barrel.

Asset impairments: In the third quarter of 2012, the Corporation recorded impairment charges of $208 million ($116 million after income taxes) due to increases in the Corporation’s estimated abandonment liabilities for non-producing properties, which resulted in the book value of the properties exceeding their fair value. See Note 7, Asset Retirement Obligations. In the second quarter of 2012, the Corporation recorded a charge of $59 million ($36 million after-tax) to reduce the carrying value of certain properties in the Eagle Ford shale in Texas to their fair value. These properties were part of an asset exchange with a joint venture partner that was completed in the third quarter of 2012.

In the third quarter of 2011, the Corporation recorded impairment charges of $358 million ($140 million after income taxes) related to increases in the Corporation’s estimated abandonment liabilities primarily for non-producing properties. These charges are all included in the table of items affecting comparability between periods on page 21.

Exploration expenses: Exploration expenses in the third quarter of 2012 were higher than the third quarter of 2011, due to the write off of the Corporation’s assets in Peru following the decision in the quarter by the operator and the Corporation to cease future appraisal and development activities. Exploration expenses in the first nine months of 2012 were lower than the corresponding period in 2011, primarily due to lower lease impairment expenses. The amounts for the write off of assets in Peru are included as an item affecting comparability of earnings between periods shown on page 21.

Income taxes: Excluding items affecting comparability of earnings between periods, the effective income tax rate for E&P operations was 49% in the third quarter of 2012 compared to 27% for the third quarter of 2011, and was 46% for the first nine months of 2012 compared to 37% for the first nine months in 2011. These increases reflect the resumption of operations in Libya in 2012, following the civil unrest in 2011. For the full year of 2012, the Corporation expects the E&P effective tax rate, excluding items affecting comparability, to be in the range of 44% to 48%.

In July 2012, the government of the United Kingdom changed the supplementary income tax rate applicable to deductions for dismantlement expenditures to 20% from 32%. As a result, the Corporation recorded a one-time charge in the third quarter of 2012 of approximately $115 million for deferred taxes related to asset retirement obligations in the United Kingdom. In July 2011, the United Kingdom increased the supplementary tax rate on petroleum operations to 32% from 20% with an effective date of March 24, 2011. As a result, the Corporation recorded a charge of approximately $44 million in the third quarter. This charge consisted of a provision of $15 million representing the incremental tax on earnings from the effective date to the end of the second quarter and a charge of $29 million to increase the deferred tax liability in the United Kingdom. Both of these charges are reflected in the table of items affecting comparability on page 21.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Foreign exchange: The following currency gains (losses) related to E&P activities amounted to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Pre-tax	$17	$(9)	$24	$(18)
After-tax	7	(2)	10	(7)

Gains on asset sales: In the third quarter of 2012, the Corporation sold its interests in the Schiehallion Field (Hess 16%) in the United Kingdom North Sea, its share in the associated floating production, storage and offloading vessel, and the West of Shetland pipeline system, which resulted in a pre-tax gain of $376 million ($349 million after income taxes). First quarter of 2012 results included a non-taxable gain of $36 million related to the completion of the sale of the Corporation’s interest in the Snohvit Field (Hess 3%). In the third quarter of 2011, the Corporation sold its interests in the Snorre Field, offshore Norway and the Cook Field in the United Kingdom North Sea, which resulted in non-taxable gains totaling $103 million. First quarter of 2011 results included pre-tax gains of $343 million ($310 million after income taxes) related to the completion of the sale of the Corporation’s interests in certain natural gas producing assets located in the United Kingdom North Sea. All of these gains on asset sales are reflected in the table of items affecting comparability between periods on page 21.

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

Marketing and Refining

M&R activities generated income of $53 million in the third quarter and $72 million in the first nine months of 2012, compared to a loss of $23 million in both the third quarter and the first nine months of 2011. The Corporation’s downstream operations include marketing, refining and trading operations. In June 2012, operations commenced at the Bayonne Energy Center, LLC (Hess 50%), a joint venture established to build and operate a 512-megawatt natural gas fueled electric generating station in Bayonne, New Jersey, which provides power to New York City. In August 2012, the Corporation formed a joint venture (Hess 50%) to build a 655-megawatt natural gas fueled electric generating facility in Newark, New Jersey.

Marketing: Marketing operations, which consist principally of energy marketing, retail gasoline stations (most of which have convenience stores), terminals and supply operations, generated earnings of $17 million and $57 million in the third quarter and first nine months of 2012, respectively, compared to $41 million and $137 million in the corresponding periods of 2011. The reduction in quarter on quarter and year-to-date earnings for 2012 compared to 2011 was due to lower margins and volumes. Earnings for the first nine months of 2012 also included a second quarter after-tax charge of $11 million for environmental liabilities.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

The table below summarizes marketing sales volumes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Refined petroleum product sales (thousands of barrels per day)
Gasoline	214	222	212	226
Distillates	102	100	109	116
Residuals	48	53	54	65
Other	10	14	15	20

Total refined petroleum product sales	374	389	390	427

Natural gas (thousands of mcf per day)	1,900	1,800	2,105	2,200
Electricity (megawatts round the clock)	4,765	4,900	4,475	4,500

Refining: Following the shutdown of the HOVENSA refinery in St. Croix, U.S. Virgin Islands in the first quarter of 2012, the Corporation’s refining operations now consist of the Port Reading refining facility, which has a refining capacity of 70,000 barrels per day. Port Reading generated earnings of $18 million in the third quarter of 2012 and was break even in the third quarter of 2011 reflecting improved margins. Earnings were $20 million in the first nine months of 2012 and $7 million in the first nine months of 2011. During the first quarter of 2012, the Port Reading refining facility was shut down for 15 days due to unplanned maintenance.

As a result of fully accruing the Corporation’s estimated funding commitments for HOVENSA’s refinery shutdown at December 31, 2011, no incremental equity loss was recorded in the third quarter and first nine months of 2012. The Corporation’s equity share of HOVENSA’s losses was $36 million for the third quarter of 2011 and $133 million for the first nine months of 2011.

The Corporation has a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. The Corporation also takes trading positions for its own account. The Corporation’s after-tax results from trading activities, including its share of the results from the trading partnership, amounted to income of $18 million and a loss of $5 million in the third quarter and first nine months of 2012, respectively, compared with losses of $26 million and $30 million in the corresponding periods of 2011.

Marketing expenses were lower in the first nine months of 2012 compared with the same period in 2011, primarily reflecting lower repair and maintenance expenses and retail credit card fees, partially offset by higher environmental expenses.

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

Corporate

The following table summarizes corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Corporate expenses	$56	$72	$191	$188
Income tax (benefits)	(18)	(28)	(76)	(74)

Total corporate expenses, after-tax	$38	$44	$115	$114

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Corporate expenses were lower in the third quarter of 2012 compared with the same period a year ago, primarily due to lower environmental expenses. Corporate expenses were comparable in the first nine months of 2012 and 2011 as higher insurance costs were offset by lower environmental expenses.

Interest Expense

Interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Total interest incurred	$112	$98	$331	$298
Less: capitalized interest	(8)	(4)	(18)	(8)

Interest expense before income taxes	104	94	313	290
Income tax (benefits)	(38)	(37)	(120)	(113)

Total interest expense, after-tax	$66	$57	$193	$177

The increase in interest incurred in the three and nine months ended September 30, 2012 compared to the corresponding periods of 2011, principally reflects higher average debt and bank facility fees.

Consolidated Sales and Cost of Products Sold

Sales and other operating revenues increased by 6% in the third quarter of 2012, compared with the third quarter of 2011, primarily due to higher crude oil sales volumes and selling prices. Sales and other operating revenues decreased by 2% in the first nine months of 2012, compared with the same period of a year ago, reflecting lower sales volumes for refined petroleum products and lower crude oil selling prices, partially offset by higher crude oil sales volumes. The decrease in Cost of products sold principally reflects the lower energy marketing sales volumes, partially offset by higher prices for purchased refined petroleum products.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	September 30, 2012	December 31, 2011
	(In millions, except ratios)
Cash and cash equivalents	$528	$351
Short-term debt and current maturities of long-term debt	$621	$52
Total debt	$7,841	$6,057
Total equity	$20,652	$18,592
Debt to capitalization ratio (*)	27.5%	24.6%

(*)	Total debt as a percentage of the sum of total debt plus total equity.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Cash Flows

The following table summarizes the Corporation’s cash flows:

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Net cash provided by (used in):
Operating activities	$4,090	$3,846
Investing activities	(5,382)	(4,475)
Financing activities	1,469	(152)

Net increase (decrease) in cash and cash equivalents	$177	$(781)

Operating Activities: Net cash provided by operating activities, including changes in operating assets and liabilities, amounted to $4,090 million in the first nine months of 2012 compared to $3,846 million in the first nine months of 2011, reflecting higher non-cash charges to net income, primarily depreciation, depletion and amortization, that partially drove lower operating earnings. In the first quarter of 2012, the Corporation fully funded its accrued liability to HOVENSA of $487 million, which represents its estimated funding commitment for costs to shut down HOVENSA’s refinery.

Investing Activities: The following table summarizes the Corporation’s capital expenditures:

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Exploration and Production	$5,924	$4,824
Marketing, Refining and Corporate	92	67

Total	$6,016	$4,891

Capital expenditures for the first nine months of 2012 compared to the same period a year ago reflect additional spending of approximately $1 billion related to the Bakken oil shale play for the drilling of new wells and higher working interest wells, together with increased spending on field infrastructure projects.

In the first nine months of 2012, the Corporation received total proceeds of $656 million from the sale of assets in the E&P segment. In 2011, total proceeds from E&P asset sales amounted to $490 million.

Financing Activities: In the first nine months of 2012, the Corporation borrowed a net total of $1,599 million which consisted of borrowings of $1 billion from its syndicated revolving credit facility, $583 million from its short-term credit facilities and $68 million from its asset-backed credit facility, partially offset by net repayments of other debt of $52 million. Dividends paid were $136 million in both the first nine months of 2012 and 2011.

Future Capital Requirements and Resources

The Corporation anticipates investing a total of approximately $8.5 billion in capital and exploratory expenditures during 2012, substantially all of which is targeted for E&P operations. This reflects an increase of $1.7 billion above the initial 2012 guidance of $6.8 billion. This increase is substantially attributable to the following factors: (1) $1.1 billion of additional spending in the Bakken primarily driven by drilling in higher working interest areas, additional wells and increased well costs, (2) $250 million related to the recently sanctioned project in the North Malay Basin, (3) cost increases of $200 million for the Valhall redevelopment project and (4) accelerated spend of $100 million at the Tubular Bells deepwater development due to the early arrival of the rig.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Through the first nine months of 2012, the Corporation has funded its capital spending through cash flows from operations, incremental borrowings and proceeds from asset sales. The gap between full year cash flows from operations and capital expenditures is expected to reach approximately $3 billion in 2012 and is expected to moderate in 2013 based on current commodity prices. The Corporation has announced asset sales totaling $2.4 billion, of which $656 million closed in the first nine months of 2012 and another $190 million closed in October 2012. The Corporation is pursuing or is in the early stages of planning for significant additional divestitures. In the interim, the Corporation expects to fund capital expenditures and ongoing operations, including dividends, pension contributions and required debt repayments with existing cash on-hand, cash flows from operations, proceeds from asset sales and available credit facilities. In 2013, the Corporation expects that capital and exploratory expenditures will be significantly lower than the 2012 expenditures.

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

The table below summarizes the capacity, usage, and available capacity of the Corporation’s borrowing and letter of credit facilities at September 30, 2012:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity
		(In millions)
Revolving credit facility	April 2016	$4,000	$1,000	$—	$1,000	$3,000
Asset-backed credit facility	July 2013 (a)	459	418	—	418	41
Committed lines	Various (b)	2,750	500	639	1,139	1,611
Uncommitted lines	Various (b)	651	183	468	651	—

Total		$7,860	$2,101	$1,107	$3,208	$4,652

(a)	Total capacity of $1 billion subject to the amount of eligible receivables posted as collateral.
(b)	Committed and uncommitted lines have expiration dates through 2014.

The Corporation maintains a $4 billion syndicated revolving credit facility, which can be used for borrowings and letters of credit. At September 30, 2012, available capacity under the facility was $3 billion.

The Corporation has a 364-day asset-backed credit facility securitized by certain accounts receivable from its Marketing and Refining operations. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit of up to $1 billion subject to the availability of sufficient levels of eligible receivables. At September 30, 2012, outstanding borrowings under this facility of $418 million were collateralized by a total of $861 million of accounts receivable, which are held by a wholly owned subsidiary. These receivables are only available to pay the general obligations of the Corporation after satisfaction of the outstanding obligations under the asset-backed facility.

The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

The Corporation’s long-term debt agreements contain a financial covenant that restricts the amount of total borrowings and secured debt. At September 30, 2012, the Corporation is permitted to borrow up to an additional $26.5 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $5 billion of secured debt at September 30, 2012.

The Corporation’s $1.1 billion of letters of credit outstanding at September 30, 2012 were primarily issued to satisfy margin requirements. See also Note 15, Risk Management and Trading Activities.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Off-balance Sheet Arrangements

The Corporation has leveraged leases not included in its Consolidated Balance Sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $342 million at September 30, 2012 compared to $388 million at December 31, 2011. If these leases were included as debt, the Corporation’s debt to capitalization ratio at September 30, 2012 would increase to 28.4% from 27.5%.

Subsequent Events

In October 2012, the Corporation completed the sale of its interests in the Bittern Field (Hess 28%) in the United Kingdom North Sea and the associated Triton floating production, storage and offloading vessel for cash proceeds of approximately $190 million after normal post-closing adjustments.

In October 2012, the Corporation announced an agreement to sell its interests in the Beryl fields (Hess 22%) in the United Kingdom North Sea for $525 million before normal closing adjustments. The transaction is expected to close in the first quarter of 2013.

Market Risk Disclosures

As discussed in Note 15, Risk Management and Trading Activities, in the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities are referred to as energy marketing and corporate risk management activities. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas, electricity and refined petroleum products.

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

Energy Marketing and Corporate Risk Management Activities

The Corporation uses energy commodity derivatives in its energy marketing and corporate risk management activities. The Corporation estimates that the value at risk for these activities, which is primarily related to the Brent crude oil hedges, was $38 million at September 30, 2012 and $94 million at December 31, 2011. The results may vary from time to time as hedge levels change.

Long-term debt had a carrying value of $7,261 million, compared with a fair value of $8,737 million at September 30, 2012. A 15% decrease in the rate of interest would increase the fair value of long-term debt by approximately $224 million at September 30, 2012.

The Corporation’s risk exposure to foreign currency movements did not differ significantly from the levels shown in Item 7A of the Corporation’s 2011 Form 10-K.

Trading Activities

The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts. Derivative trading transactions are marked-to-market and unrealized gains or losses are recognized currently in earnings. Gains or losses from sales of physical products are recorded at the time of sale. Net realized gains and losses for the three and nine months ending September 30, 2012 amounted to losses of $170 million and $1 million, respectively, compared to a loss of $20 million and a gain of $39 million for the corresponding periods in 2011.

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

The following table provides an assessment of the factors affecting the changes in the fair value of net assets (liabilities) relating to financial instruments and derivative commodity contracts used in trading activities:

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Fair value of contracts outstanding at January 1	$(86)	$94
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at September 30	130	(103)
Reversal of fair value for contracts closed during the period	40	90
Fair value of contracts entered into during the period and still outstanding	(75)	(230)

Fair value of contracts outstanding at September 30	$9	$(149)

The following table summarizes the sources of fair values of net assets (liabilities) relating to financial instruments and derivative commodity contracts by year of maturity used in the Corporation’s trading activities at September 30, 2012:

	Total	2012	2013	2014	2015 and beyond
	(In millions)
Source of fair value
Level 1	$11	$18	$20	$4	$(31)
Level 2	2	60	(5)	(42)	(11)
Level 3	(4)	(46)	13	3	26

Total	$9	$32	$28	$(35)	$(16)

The Corporation estimates that the value at risk for trading activities, including commodities, was $6 million at September 30, 2012 and $4 million at December 31, 2011. The value at risk for trading activities may vary from time to time as strategies change to capture potential market rate movements.

The following table summarizes the fair values of receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at September 30, 2012 (in millions):

Investment grade determined by outside sources	$263
Investment grade determined internally (*)	230
Less than investment grade	89

Fair value of net receivables outstanding at end of period	$582

(*)	Based on information provided by counterparties and other available sources.

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

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2012.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	XBRL Instance Document
101(SCH)	XBRL Schema Document
101(CAL)	XBRL Calculation Linkbase Document
101(LAB)	XBRL Labels Linkbase Document
101(PRE)	XBRL Presentation Linkbase Document
101(DEF)	XBRL Definition Linkbase Document

b.	Reports on Form 8-K

During the quarter ended September 30, 2012, Registrant filed the following reports on Form 8-K:

(i)	Filing dated August 3, 2012 reporting under Item 5.02 reporting the election of Samuel A. Nunn as a director of the Registrant and furnishing under Item 9.01 a related press release.
(ii)

Filing dated July 25, 2012 reporting under Items 2.02 and 9.01 a news release dated July 25, 2012 reporting results for the second quarter of 2012 and furnishing under Items 7.01 and 9.01 the prepared remarks of John B. Hess, Chairman of the Board of Directors and Chief Executive Officer of Hess Corporation, and John P. Rielly, Senior Vice President and Chief Financial Officer of Hess Corporation, at a public conference call held July 25, 2012.

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

Date: November 8, 2012