Form 10-Q
period 2013-03-31
HESS CORP
filed 2013-05-09
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

At March 31, 2013, there were 343,297,818 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2013	December 31, 2012
	(In millions, except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$444	$642
Accounts receivable
Trade	1,567	4,057
Other	273	281
Inventories	686	1,259
Assets held for sale	7,545	1,092
Other current assets	903	1,056

Total current assets	11,418	8,387

INVESTMENTS IN AFFILIATES	337	443

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	40,255	45,553
Less: Reserves for depreciation, depletion, amortization and lease impairment	14,604	16,746

Property, plant and equipment — net	25,651	28,807

GOODWILL	1,869	2,208
DEFERRED INCOME TAXES	2,742	3,126
OTHER ASSETS	362	470

TOTAL ASSETS	$42,379	$43,441

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$571	$2,809
Accrued liabilities	2,616	3,287
Taxes payable	751	960
Liabilities associated with assets held for sale	3,064	539
Short-term debt and current maturities of long-term debt	1,904	787

Total current liabilities	8,906	8,382

LONG-TERM DEBT	5,472	7,324
DEFERRED INCOME TAXES	2,210	2,662
ASSET RETIREMENT OBLIGATIONS	1,994	2,212
OTHER LIABILITIES AND DEFERRED CREDITS	1,272	1,658

Total liabilities	19,854	22,238

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00 Authorized — 600,000,000 shares Issued — 343,297,818 shares at March 31, 2013; 341,527,617 shares at December 31, 2012	343	342
Capital in excess of par value	3,569	3,524
Retained earnings	18,958	17,717
Accumulated other comprehensive income (loss)	(452)	(493)

Total Hess Corporation stockholders’ equity	22,418	21,090
Noncontrolling interests	107	113

Total equity	22,525	21,203

TOTAL LIABILITIES AND EQUITY	$42,379	$43,441

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In millions, except per share amounts)
REVENUES AND NON-OPERATING INCOME
Sales and other operating revenues	$3,466	$2,896
Gains on asset sales	688	36
Other, net	(37)	29

Total revenues and non-operating income	4,117	2,961

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	596	270
Operating costs and expenses	585	535
Production and severance taxes	130	138
Exploration expenses, including dry holes and lease impairment	219	253
General and administrative expenses	149	132
Interest expense	106	104
Depreciation, depletion and amortization	679	662

Total costs and expenses	2,464	2,094

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,653	867
Provision for income taxes	470	328

INCOME FROM CONTINUING OPERATIONS	1,183	539
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	90	21

NET INCOME	1,273	560
Less: Net income (loss) attributable to noncontrolling interests	(3)	15

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$1,276	$545

NET INCOME ATTRIBUTABLE TO HESS CORPORATION PER SHARE
BASIC:
Continuing operations	$3.47	$1.58
Discontinued operations	0.29	0.03

NET INCOME PER SHARE	$3.76	$1.61

DILUTED:
Continuing operations	$3.43	$1.57
Discontinued operations	0.29	0.03

NET INCOME PER SHARE	$3.72	$1.60

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	342.6	340.3
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In millions)
NET INCOME	$1,273	$560

OTHER COMPREHENSIVE INCOME (LOSS):
Derivatives designated as cash flow hedges
Effect of hedge losses reclassified to income	4	154
Income taxes on effect of hedge losses reclassified to income	(2)	(57)

Net effect of hedge losses reclassified to income	2	97

Change in fair value of cash flow hedges	18	(479)
Income taxes on change in fair value of cash flow hedges	(7)	187

Net change in fair value of cash flow hedges	11	(292)

Change in derivatives designated as cash flow hedges, after-tax	13	(195)

Pension and other postretirement plans
Actuarial gains (losses) in plan liabilities	245	—
Income taxes on actuarial changes in plan liabilities	(89)	—

Net effect of actuarial gains (losses) in plan liabilities	156	—

Amortization of net actuarial losses	22	21
Income taxes on amortization of net actuarial losses	(8)	(8)

Net effect of amortization of net actuarial losses	14	13

Change in pension and other postretirement plans, after-tax	170	13

Foreign currency translation adjustment
Foreign currency translation adjustment	(169)	196
Reclassified to Gains on asset sales	25	—

Change in foreign currency translation adjustment	(144)	196

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	39	14

COMPREHENSIVE INCOME	1,312	574
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5)	19

COMPREHENSIVE INCOME ATTRIBUTABLE TO HESS CORPORATION	$1,317	$555

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,273	$560
Adjustments to reconcile net income to net cash provided by operating activities
Gains on asset sales	(688)	(36)
Depreciation, depletion and amortization	679	662
Exploratory dry hole costs	30	88
Lease impairment	79	57
Stock compensation expense	12	13
Provision (benefit) for deferred income taxes	141	(143)
Income from discontinued operations	(90)	(21)
Changes in operating assets and liabilities	(650)	(213)

Cash provided by operating activities — continuing operations	786	967
Cash provided by operating activities — discontinued operations	33	21

Net cash provided by operating activities	819	988

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,509)	(1,856)
Proceeds from asset sales	1,326	132
Other, net	(66)	(26)

Cash used in investing activities — continuing operations	(249)	(1,750)
Cash used in investing activities — discontinued operations	(12)	(22)

Net cash used in investing activities	(261)	(1,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) of debt with maturities of 90 days or less	(913)	581
Debt with maturities of greater than 90 days
Borrowings	185	390
Repayments	(24)	(82)
Cash dividends paid	(35)	(68)
Other, net	31	8

Cash provided by (used in) financing activities — continuing operations	(756)	829
Cash provided by (used in) financing activities — discontinued operations	—	—

Net cash provided by (used in) financing activities	(756)	829

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(198)	45
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	642	351

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$444	$396

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(In millions)
BALANCE AT JANUARY 1, 2013	$342	$3,524	$17,717	$(493)	$21,090	$113	$21,203
Net income			1,276		1,276	(3)	1,273
Other comprehensive income (loss)				41	41	(2)	39

Comprehensive income (loss)					1,317	(5)	1,312
Restricted common stock awards, net	1	8	—	—	9	—	9
Employee stock options, including income tax benefits	—	33	—	—	33	—	33
Performance share units	—	4	—	—	4	—	4
Cash dividends declared	—	—	(35)	—	(35)	—	(35)
Noncontrolling interests, net	—	—	—	—	—	(1)	(1)

BALANCE AT MARCH 31, 2013	$343	$3,569	$18,958	$(452)	$22,418	$107	$22,525

BALANCE AT JANUARY 1, 2012	$340	$3,417	$15,826	$(1,067)	$18,516	$76	$18,592
Net income			545		545	15	560
Other comprehensive income (loss)				10	10	4	14

Comprehensive income (loss)					555	19	574
Restricted common stock awards, net	2	7	—	—	9	—	9
Employee stock options, including income tax benefits	—	17	—	—	17	—	17
Cash dividends declared	—	—	(34)	—	(34)	—	(34)
Noncontrolling interests, net	—	—	—	—	—	(1)	(1)

BALANCE AT MARCH 31, 2012	$342	$3,441	$16,337	$(1,057)	$19,063	$94	$19,157

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation or Hess) consolidated financial position at March 31, 2013 and December 31, 2012 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2013 and 2012. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

In March 2013, the Corporation announced an asset sales program that includes divesting its downstream businesses and oil and gas properties in Indonesia and Thailand to continue its transformation into a more focused pure play exploration and production (E&P) company. The downstream businesses to be divested include its terminal, retail, energy marketing and energy trading operations. The Corporation has initiated a sales process for each of the assets in the program and anticipates completing the divestitures within one year. In February 2013, the Corporation ceased refining at its Port Reading facility, completing its exit from all refining operations. The results of the terminal, retail, energy marketing, energy trading and Port Reading refining operations (the “downstream businesses”) have been classified as discontinued operations for all periods presented. See Note 2, Discontinued Operations. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Corporation’s continuing operations.

The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Form 10-K for the year ended December 31, 2012. Certain information in the financial statements and notes has been reclassified to conform to the current period presentation.

Recently adopted accounting pronouncements: Effective January 1, 2013, the Corporation adopted ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI) which requires aggregated disclosures of amounts reclassified out of AOCI as well as a presentation of changes in AOCI balances by component. The changes in AOCI by component, including amounts reclassified out of AOCI in their entirety are presented in the Statement of Consolidated Comprehensive Income.

Effective January 1, 2013, the Corporation adopted ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which requires disclosure of information needed to evaluate the effects or potential effects of the contractual right of setoff for assets and liabilities. This accounting standard update applies to assets and liabilities related to financial instruments and derivatives subject to an enforceable master netting arrangement or similar agreement. The required disclosures are presented in Note 13, Risk Management and Trading Activities.

2. Discontinued Operations

As a result of the Corporation’s plans to divest its downstream businesses, the results of operations for these businesses have been reported as discontinued operations in the Statement of Consolidated Income and the related assets and liabilities have been classified as held for sale at March 31, 2013 in the Consolidated Balance Sheet. The downstream businesses were previously included in the reported Marketing and Refining segment.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales and other operating revenues and income from discontinued operations for the downstream businesses were as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Sales and other operating revenues	$7,413	$6,800

Income from discontinued operations before income taxes	$144	$30
Provision for income taxes	54	9

Income from discontinued operations, net of income taxes	90	21
Less: Net income (loss) attributable to noncontrolling interests	(10)	9

Net income from discontinued operations attributable to Hess Corporation	$100	$12

The following table presents the assets and liabilities of the discontinued downstream businesses that are classified as held for sale (in millions):

March 31,
2013
Accounts receivable	$2,888
Inventories	457
Investment in affiliates	173
Property, plant and equipment, net	1,130
Other assets	145

Total assets	$4,793

Accounts payable and accrued liabilities	$2,467
Other liabilities and deferred credits	143

Total liabilities	$2,610

The inventories of the downstream businesses consisted of $1,200 million of refined petroleum products and natural gas, less a last-in, first out (LIFO) adjustment of $851 million, and $108 million of merchandise.

3. Exit and Disposal Costs

The following table provides the components of and changes in the Corporation’s restructuring accruals:

	E&P	Corporate and Other	Discontinued Operations (a)	Total
	(In millions)
Employee Severance
Balance at beginning of period	$—	$—	$—	$—
Provision	71	18	69	158	(b)
Payments	—	—	—	—

Balance at March 31, 2013	71	18	69	158

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	E&P	Corporate and Other	Discontinued Operations (a)	Total
	(In millions)
Facility Exit Costs
Balance at beginning of period	—	—	—	—
Provision	—	—	21	21	(c)
Payments	—	—	(2)	(2)

Balance at March 31, 2013	—	—	19	19

Total restructuring accruals at March 31, 2013	$71	$18	$88	$177

(a)	Comprises the downstream businesses.
(b)

Of the total employee severance charges, $34 million was included in Operating costs and expenses, $14 million in Exploration expenses, $41 million in General and administrative expenses and $69 million in Income from discontinued operations.

(c)	Included in Income from discontinued operations.

The employee severance charges resulted primarily from the Corporation’s asset sales program announced in March 2013, that was initiated to continue the transformation to a more focused pure play E&P company, and were based on probable amounts incurred under ongoing severance arrangements or other statutory requirements, plus amounts earned through March 31, 2013 under enhanced benefit arrangements. The Corporation expects to incur additional enhanced benefit charges of approximately $115 million beyond the amounts accrued at March 31, 2013, of which $21 million relates to E&P, $26 million to Corporate and Other and $68 million to discontinued operations. These additional enhanced benefit charges will be recognized ratably over the estimated future service period. The Corporation’s estimate of employee severance costs could change due to a number of factors, including the number of employees that work through the requisite service date and the timing of when each divestiture occurs. The facility exit costs relate to the shutdown of the Port Reading refining operations in February 2013. In order to complete this shutdown, the Corporation expects to incur approximately $40 million of additional costs beyond the amounts accrued at March 31, 2013, principally costs to idle the refinery equipment.

In the first quarter of 2013, the Corporation also recorded $80 million of additional depreciation after reducing the estimated useful life for the Port Reading refining facility due to its decision to cease refining operations. The additional depreciation is included in Income from discontinued operations.

4. Dispositions

In March 2013, the Corporation sold its interests in the Azeri-Chirag-Guneshli (ACG) fields (Hess 3%), offshore Azerbaijan in the Caspian Sea, and the associated Baku-Tbilisi-Ceyhan (BTC) oil transportation pipeline company (Hess 2%) for cash proceeds of $884 million. The transaction resulted in an after-tax gain of $360 million, after deducting the net book value of assets including allocated goodwill of $52 million.

In January 2013, the Corporation completed the sale of its interests in the Beryl fields and the Scottish Area Gas Evacuation System (SAGE) in the United Kingdom North Sea for cash proceeds of $442 million. The transaction resulted in an after-tax gain of $323 million, after deducting the net book value of assets including allocated goodwill of $48 million.

In January 2012, the Corporation completed the sale of its interest in the Snohvit Field (Hess 3%), a liquefied natural gas project offshore Norway, for cash proceeds of $132 million. The transaction resulted in an after-tax gain of $36 million, after deducting the net book value of assets including allocated goodwill of $14 million.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Inventories

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
	(In millions)
Crude oil and other charge stocks	$284	$493
Refined petroleum products and natural gas	—	1,362
Less: LIFO	—	(1,123)

	284	732
Merchandise, materials and supplies	402	527

Total inventories	$686	$1,259

In the first quarter of 2013, the Corporation recognized a gain of $218 million ($137 million after income taxes) in Income from discontinued operations relating to the liquidation of LIFO inventories following the cessation of refining operations at the Port Reading facility. The inventories of the downstream businesses have been classified as Assets held for sale at March 31, 2013.

6. Property, Plant and Equipment

Assets Held for Sale

Exploration and Production: In March 2013, the Corporation reached agreements to sell its assets in the Eagle Ford Shale in Texas for $265 million and its Russian subsidiary, Samara-Nafta. In March, the Corporation also approved a plan to divest its assets in Thailand (principally comprising Pailin (Hess 15%) and Sinphuhorm (Hess 35%)) and in Indonesia (principally comprising Pangkah (Hess 75%) and Natuna (Hess 23%)). In April 2013, the Corporation completed the sale of 100% of Samara-Nafta for $2.05 billion and received net after-tax proceeds of approximately $1.9 billion after working capital and other adjustments for its 90% interest. See Note 14, Subsequent Events. At March 31, 2013, the Corporation classified as held for sale its oil and gas assets in Russia, Indonesia, Thailand and the Eagle Ford Shale in Texas. At March 31, 2013, E&P assets totaling $2,752 million, primarily comprising the net property, plant and equipment balances and allocated goodwill of $339 million, were classified as Assets held for sale. In addition, liabilities, primarily comprising asset retirement obligations and deferred income taxes totaling $454 million, were reported in Liabilities associated with assets held for sale. At December 31, 2012, long-term assets totaling $1,092 million, primarily comprising the net property, plant and equipment balances and allocated goodwill of $100 million, were classified as held for sale and reported in Other current assets. In addition, related asset retirement obligations and deferred income taxes totaling $539 million were reported in Liabilities associated with assets held for sale.

Downstream Businesses: As of March 31, 2013, the assets and liabilities of the downstream businesses have been classified as held for sale. See Note 2, Discontinued Operations.

Capitalized Exploratory Well Costs: The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the three months ended March 31, 2013 (in millions):

Balance at January 1	$2,259
Additions to capitalized exploratory well costs pending the determination of proved reserves	100
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(4)
Capitalized exploratory well costs charged to expense	(2)
Dispositions	(78)

Balance at end of period	$2,275

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The preceding table excludes exploratory dry hole costs of $28 million which were incurred and subsequently expensed in 2013. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,771 million at March 31, 2013. Approximately 37% of the capitalized well costs in excess of one year related to Block WA-390-P, offshore Western Australia, where development planning and commercial activities, including negotiations with potential liquefaction partners, are ongoing. Successful negotiation with a third party liquefaction partner is necessary before the Corporation can negotiate a gas sales agreement and sanction development of the project. Approximately 37% related to the Corporation’s Pony discovery on Block 468 in the deepwater Gulf of Mexico. In the third quarter of 2012, the Corporation signed an exchange agreement with partners of the adjacent Green Canyon Block 512, which contains the Knotty Head discovery. Under this agreement covering Blocks 468 and 512, Hess was appointed operator and has a 20% working interest in the blocks, now collectively referred to as Stampede. Field development planning is progressing and the project is targeted for sanction in 2014. Approximately 15% related to Area 54, offshore Libya, where force majeure was withdrawn in March 2012 following civil unrest and the Corporation is pursuing commercial options. Approximately 7% related to offshore Ghana where the Corporation completed drilling its seventh consecutive successful exploration well in February 2013. Discussions regarding the appraisal plan for the block are ongoing with the Ghanaian government. In parallel, the Corporation has begun pre-development studies on the block. The remainder of the capitalized well costs in excess of one year related to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

7. Goodwill

The changes in the carrying amount of goodwill, all of which relate to the E&P segment, are as follows (in millions):

March 31, 2013
Balance at beginning of period	$2,208
Reclassified to Assets held for sale	(339)

Balance at end of period	$1,869

8. Debt

In the first quarter of 2013, the Corporation repaid a net amount of $728 million under available credit facilities, which consisted of net repayments of $713 million on its syndicated revolving credit facility and $200 million on the Corporation’s short-term credit facilities, partially offset by borrowings of $185 million from its asset-backed credit facility. In addition, the Corporation repaid $24 million of other debt. At March 31, 2013, the Corporation classified as short-term $1,620 million of borrowings under its available credit facilities, based on its intent to repay these amounts using expected proceeds from its announced or agreed asset sales. See Note 14, Subsequent Events.

9. Foreign Currency

Pre-tax foreign currency gains (losses) included in Other, net in the Statement of Consolidated Income amounted to the following:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Pre-tax foreign currency gains (losses)	$(31)	$21

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Service cost	$20	$18
Interest cost	22	22
Expected return on plan assets	(33)	(29)
Amortization of net loss	21	21

Pension expense	$30	$32

During the first quarter of 2013, the Corporation’s pension and other postretirement plans were impacted by a significant reduction in the expected future service from active participants due to the Corporation’s announced asset sales program initiated to continue the transformation to a more focused pure play E&P company. The impact of the resulting curtailment and remeasurement was a reduction of approximately $245 million in the Corporation’s accrued benefit plan liabilities and pre-tax unrecognized actuarial losses recorded in Accumulated other comprehensive income (loss). As a result, the Corporation’s full year 2013 pension expense is now estimated to be approximately $80 million, of which approximately $60 million relates to the amortization of unrecognized net actuarial losses.

In 2013, the Corporation expects to contribute approximately $140 million to its funded pension plans. Through March 31, 2013, the Corporation contributed $40 million of this amount.

11. Weighted Average Common Shares

The net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions, except per share amounts)
Income from continuing operations, net of income taxes	$1,183	$539
Less: Net income (loss) attributable to noncontrolling interests	7	6

Net income from continuing operations attributable to Hess Corporation	1,176	533

Income from discontinued operations, net of income taxes	90	21
Less: Net income (loss) attributable to noncontrolling interests	(10)	9

Net income from discontinued operations attributable to Hess Corporation	100	12

Net income attributable to Hess Corporation	$1,276	$545

Weighted average common shares outstanding:
Basic	339.2	338.0
Effect of dilutive securities
Restricted common stock	1.3	1.0
Stock options	1.3	1.3
Performance share units	0.8	—

Diluted	342.6	340.3

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(In millions, except per share amounts)
Net income attributable to Hess Corporation per share:
Basic:
Continuing operations	$3.47	$1.58
Discontinued operations	0.29	0.03

Net income per share	$3.76	$1.61

Diluted:
Continuing operations	$3.43	$1.57
Discontinued operations	0.29	0.03

Net income per share	$3.72	$1.60

The Corporation granted 1,199,332 shares of restricted stock and 279,093 performance share units (PSUs) in the first quarter of 2013 and 1,509,752 shares of restricted stock and 415,773 PSUs for the same period in 2012. The weighted average common shares used in the diluted earnings per share calculations exclude the effect of 6,077,460 out-of-the-money stock options for the three months ended March 31, 2013 and 6,641,000 out-of-the-money stock options for the same period in 2012.

12. Segment Information

The Corporation is an E&P company that develops, produces, purchases, transports and sells crude oil and natural gas. The Corporation also purchases, markets and trades refined petroleum products, natural gas and electricity through its downstream businesses. In the first quarter of 2013, the Corporation announced plans to divest the downstream businesses, which were previously included in the reported Marketing and Refining operating segment. Accordingly, the results of operations for the downstream businesses have been classified as discontinued operations. With this change the Corporation now has one operating segment, Exploration and Production, and a Corporate and Other segment, which is primarily comprised of corporate and interest expenses.

The Corporation’s results by operating segment were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Operating revenues: Exploration and Production	$3,466	$2,896

Net income (loss) attributable to Hess Corporation:
Exploration and Production	$1,286	$635
Corporate and Other	(110)	(102)

Income from continuing operations	1,176	533
Discontinued operations — downstream businesses	100	12

Total	$1,276	$545

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by operating segment were as follows:

	March 31, 2013	December 31, 2012
	(In millions)
Exploration and Production	$36,941	$37,687
Corporate and Other	484	813
Discontinued operations — downstream businesses	4,954	4,941

Total	$42,379	$43,441

13. Risk Management and Trading Activities

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities are referred to as corporate and energy marketing risk management activities. The Corporation also has trading operations, principally through a 50% voting interest in a consolidated partnership, that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity price risks primarily related to the prices of crude oil, natural gas, refined petroleum products and electricity as well as foreign currency values. In March 2013, the Corporation announced plans to divest the downstream businesses, which include its energy marketing risk management and trading activities. Accordingly, the results from energy marketing risk management and trading activities have been classified as discontinued operations and the related assets and liabilities reported as held for sale in the Consolidated Balance Sheet.

The Corporation maintains a control environment for all of its risk management and trading activities under the direction of its chief risk officer and through its corporate risk policy, which the Corporation’s senior management has approved. Controls include volumetric, term and value at risk limits. The chief risk officer must approve the trading of new instruments or commodities. Risk limits are monitored and reported on a daily basis to business units and senior management. The Corporation’s risk management department also performs independent price verifications (IPV’s) of sources of fair values, validations of valuation models and analyzes changes in fair value measurements on a daily, monthly and/or quarterly basis. The Corporation’s treasury department is responsible for administering foreign exchange rate and interest rate hedging programs using similar controls and processes, where applicable.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gross volumes of the Corporate risk management derivative contracts outstanding were as follows:

	March 31,	December 31,
	2013	2012
Commodity, primarily crude oil (millions of barrels)	25	1
Foreign exchange (millions of U.S. Dollars)	$537	$1,285
Interest rate swaps (millions of U.S. Dollars)	$880	$880

In the first quarter of 2013, the Corporation entered into Brent crude oil hedges using fixed-price swap contracts to hedge the variability of forecasted future cash flows from 90,000 barrels of oil per day (bopd) of crude oil sales volumes for the remainder of the calendar year at an average price of approximately $109.70 per barrel. In 2012, the Corporation had entered into Brent crude oil hedges using fixed-price swap contracts to hedge 120,000 bopd of crude oil sales volumes for the full year at an average price of $107.70 per barrel. In 2012, the Corporation also realized hedge losses from previously closed Brent crude oil hedges that covered 24,000 bopd during the year.

Realized losses from Exploration and Production hedging activities reduced Sales and other operating revenues by $18 million and $244 million for the three months ended March 31, 2013 and 2012, respectively ($11 million and $151 million after-taxes, respectively). At March 31, 2013, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to Brent crude oil hedges were $9 million, which will be reclassified into earnings during the remainder of 2013 as the hedged crude oil sales are recognized in earnings. The amount of ineffectiveness from Brent crude oil hedges that was recognized immediately in Sales and other operating revenues was a gain of $15 million and a loss of $11 million for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013 and December 31, 2012, the Corporation had interest rate swaps with gross notional amounts of $880 million, which were designated as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. For the three months ended March 31, 2013 and 2012, the Corporation recorded a decrease of $5 million and $3 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Gains or losses on foreign exchange contracts that are not designated as hedges are recognized immediately in Other, net in Revenues and non-operating income in the Statement of Consolidated Income. Net realized and unrealized pre-tax gains and losses on foreign exchange contracts amounted to a loss of $33 million and a gain of $26 million for the three months ended March 31, 2013 and 2012, respectively.

Energy Marketing Risk Management Activities: In its energy marketing activities, the Corporation sells refined petroleum products, natural gas and electricity principally to commercial and industrial businesses at fixed and floating prices for varying periods of time. Commodity contracts such as futures, forwards, swaps and options, together with physical assets such as storage and pipeline capacity, are used to obtain supply and reduce margin volatility or lower costs related to sales contracts with customers.

The gross volumes of the Corporation’s energy marketing commodity contracts outstanding were as follows:

	March 31,	December 31,
	2013	2012
Crude oil and refined petroleum products (millions of barrels)	28	26
Natural gas (millions of mcf)	2,913	2,938
Electricity (millions of megawatt hours)	269	278

The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges, as well as revenues from the sales contracts, supply contract purchases and net settlements from financial derivatives related to these energy marketing activities, are recognized currently in Income from discontinued operations in the Statement of Consolidated Income. Net realized and unrealized pre-tax gains and losses on derivative contracts not designated as hedges amounted to gains of $32 million and $55 million for the three months ended March 31, 2013 and 2012, respectively.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2013, a portion of energy marketing commodity contracts were designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The length of time over which the Corporation hedges exposure to variability in future cash flows is predominantly one year or less. For contracts outstanding at March 31, 2013, the maximum duration was approximately three years.

The Corporation recorded the effective portion of changes in the fair value of cash flow hedges as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and then reclassified amounts to Income from discontinued operations in the Statement of Consolidated Income as the hedged transactions are recognized in earnings. After-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income (loss) were $18 million at March 31, 2013 and $22 million at December 31, 2012. After-tax losses of approximately $11 million are expected to be reclassified into Income from discontinued operations over the next twelve months.

The amounts of pre-tax ineffectiveness recognized immediately in Income from discontinued operations were a gain of approximately $1 million and a loss of approximately $1 million for the three months ended March 31, 2013 and 2012, respectively. The pre-tax amount of deferred hedge losses is reflected in Liabilities associated with assets held for sale and the related income tax benefits are recorded as deferred income tax assets, which are included in Other current assets in the Consolidated Balance Sheet.

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

The gross volumes of derivative contracts outstanding relating to trading activities were as follows:

	March 31,	December 31,
	2013	2012
Commodity
Crude oil and refined petroleum products (millions of barrels)	1,516	1,179
Natural gas (millions of mcf)	3,782	3,377
Electricity (millions of megawatt hours)	12	19
Foreign exchange (millions of U.S. Dollars)	$178	$412
Other
Interest rate (millions of U.S. Dollars)	$149	$167
Equity securities (millions of shares)	16	14

Pre-tax unrealized and realized gains (losses) recorded in Income from discontinued operations in the Statement of Consolidated Income from trading activities amounted to the following:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Commodity	$(7)	$33
Other	6	1

Total	$(1)	$34

Fair Value Measurements: The Corporation generally enters into master netting arrangements to mitigate legal and counterparty credit risk. Master netting arrangements are generally accepted overarching master contracts that govern all individual transactions with the same counterparty entity as a single legally enforceable agreement. The United States Bankruptcy Code provides for the enforcement of certain termination and netting rights under certain types of contracts upon the bankruptcy filing of a counterparty, commonly known as the “safe harbor” provisions. If a master netting arrangement

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

provides for termination and netting upon the counterparty’s bankruptcy, these rights are generally enforceable with respect to “safe harbor” transactions. If these arrangements provide the right of offset and the Corporation’s intent and practice is to offset amounts in the case of such a termination, the Corporation’s policy is to record the fair value of derivative assets and liabilities on a net basis.

In the normal course of business the Corporation relies on legal and credit risk mitigation clauses providing for adequate credit assurance as well as close-out netting, including two-party netting and single counterparty multilateral netting. As applied to the Corporation, “two-party netting” is the right to net amounts owing under safe harbor transactions between a single defaulting counterparty entity and a single Hess entity, and “single counterparty multilateral netting” is the right to net amounts owing under safe harbor transactions among a single defaulting counterparty entity and multiple Hess entities. The Corporation is reasonably assured that these netting rights would be upheld in a bankruptcy proceeding in the United States in which the defaulting counterparty is a debtor under the United States Bankruptcy Code.

The following table provides information about the effect of netting arrangements on the presentation of the Corporation’s physical and financial derivative assets and (liabilities) that are measured at fair value, with the effect of single counterparty multilateral netting being included in column (iv):

		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts	Gross Amounts
	Gross Amounts	Physical Derivative and Financial Instruments	Cash Collateral*	Presented in the Consolidated Balance Sheet	Not Offset in the Consolidated Balance Sheet	Net Amount
	(i)	(ii)	(ii)	(iii) = (i) + (ii)	(iv)	(v) = (iii) + (iv)
	(In millions)
March 31, 2013
Assets
Derivative contracts
Commodity	$3,613	$(2,990)	$(45)	$578	$(55)	$523
Interest rate and other	85	(8)	(4)	73	(4)	69
Counterparty netting	—	(51)	—	(51)	—	(51)

Total derivative contracts	$3,698	$(3,049)	$(49)	$600	$(59)	$541

Liabilities
Derivative contracts
Commodity	$(3,668)	$2,990	$—	$(678)	$55	$(623)
Other	(13)	8	—	(5)	4	(1)
Counterparty netting	—	51	—	51	—	51

Total derivative contracts	$(3,681)	$3,049	$—	$(632)	$59	$(573)

December 31, 2012
Assets
Derivative contracts
Commodity	$3,253	$(2,661)	$(34)	$558	$(45)	$513
Interest rate and other	100	(8)	—	92	(6)	86
Counterparty netting	—	(81)	—	(81)	—	(81)

Total derivative contracts	$3,353	$(2,750)	$(34)	$569	$(51)	$518

Liabilities
Derivative contracts
Commodity	$(3,312)	$2,661	$5	$(646)	$45	$(601)
Other	(10)	8	—	(2)	6	4
Counterparty netting	—	81	—	81	—	81

Total derivative contracts	$(3,322)	$2,750	$5	$(567)	$51	$(516)

*	There is no cash collateral that was not offset in the Consolidated Balance Sheet.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Included in net assets and liabilities that were offset in the Consolidated Balance Sheet as reflected in column (iii) of the table above were the assets and liabilities related to the Corporation’s discontinued operations in the amounts of $487 million and $628 million as of March 31, 2013, respectively ($483 million and $565 million as of December 31, 2012). The amounts at March 31, 2013 were classified as held for sale in the Consolidated Balance Sheet. The remainder of net assets and liabilities that were offset in the Consolidated Balance Sheet as reflected in column (iii) of the table above, related to the Corporation’s continuing operations and were included in Accounts receivable — Trade and Accounts payable, respectively.

The table below reflects the gross and net fair values of the corporate and energy marketing risk management and trading derivative instruments.

	Accounts Receivable	Accounts Payable
	(In millions)
March 31, 2013
Derivative contracts designated as hedging instruments
Commodity	$90	$(93)
Interest rate and other	62	(2)

Total derivative contracts designated as hedging instruments	152	(95)

Derivative contracts not designated as hedging instruments*
Commodity	3,523	(3,575)
Foreign exchange	9	(3)
Other	14	(8)

Total derivative contracts not designated as hedging instruments	3,546	(3,586)

Gross fair value of derivative contracts	3,698	(3,681)
Master netting arrangements	(3,049)	3,049
Cash collateral (received) posted	(49)	—

Net fair value of derivative contracts	$600	$(632)

December 31, 2012
Derivative contracts designated as hedging instruments
Commodity	$65	$(124)
Interest rate and other	72	(2)

Total derivative contracts designated as hedging instruments	137	(126)

Derivative contracts not designated as hedging instruments*
Commodity	3,188	(3,188)
Foreign exchange	14	—
Other	14	(8)

Total derivative contracts not designated as hedging instruments	3,216	(3,196)

Gross fair value of derivative contracts	3,353	(3,322)
Master netting arrangements	(2,750)	2,750
Cash collateral (received) posted	(34)	5

Net fair value of derivative contracts	$569	$(567)

*	Includes trading derivatives and derivatives used for risk management.

The Corporation determines fair value in accordance with the fair value measurements accounting standard (Accounting Standards Codification 820 — Fair Value Measurements and Disclosures), which established a hierarchy that categorizes the sources of inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1)

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

to estimates determined using related market data (Level 3). Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2.

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

The following table provides the Corporation’s net physical derivative and financial assets and (liabilities) that are measured at fair value based on this hierarchy:

	Level 1	Level 2	Level 3	Counterparty netting	Collateral	Balance
	(In millions)
March 31, 2013
Assets
Derivative contracts
Commodity	$93	$468	$217	$(155)	$(45)	$578
Interest rate and other	8	70	—	(1)	(4)	73
Collateral and counterparty netting	(1)	(46)	(4)	—	—	(51)

Total derivative contracts	100	492	213	(156)	(49)	600
Other assets measured at fair value on a recurring basis	—	31	—	—	—	31

Total assets measured at fair value on a recurring basis	$100	$523	$213	$(156)	$(49)	$631	(a)

Liabilities
Derivative contracts
Commodity	$(93)	$(594)	$(146)	$155	$—	$(678)
Other	(1)	(4)	(1)	1	—	(5)
Collateral and counterparty netting	1	46	4	—	—	51

Total derivative contracts	(93)	(552)	(143)	156	—	(632)
Other liabilities measured at fair value on a recurring basis	(54)	—	—	—	—	(54)

Total liabilities measured at fair value on a recurring basis	$(147)	$(552)	$(143)	$156	$—	$(686	)(b)

Other fair value measurement disclosures Long-term debt	$—	$(6,909)	$—	$—	$—	$(6,909)

(a)	Includes a total of $113 million of Commodity and Interest rate and other Level 2 assets that relate to corporate risk management activities.
(b)	Includes $4 million of Other Level 2 liabilities that relate to corporate risk management activities.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Counterparty netting	Collateral	Balance
	(In millions)
December 31, 2012
Assets
Derivative contracts
Commodity	$94	$445	$243	$(190)	$(34)	$558
Interest rate and other	6	86	1	(1)	—	92
Collateral and counterparty netting	(23)	(54)	(4)	—	—	(81)

Total derivative contracts	77	477	240	(191)	(34)	569
Other assets measured at fair value on a recurring basis	5	49	—	(2)	—	52

Total assets measured at fair value on a recurring basis	$82	$526	$240	$(193)	$(34)	$621

Liabilities
Derivative contracts
Commodity	$(83)	$(657)	$(101)	$190	$5	$(646)
Other	(1)	(2)	—	1	—	(2)
Collateral and counterparty netting	23	54	4	—	—	81

Total derivative contracts	(61)	(605)	(97)	191	5	(567)
Other liabilities measured at fair value on a recurring basis	(40)	(2)	(2)	2	—	(42)

Total liabilities measured at fair value on a recurring basis	$(101)	$(607)	$(99)	$193	$5	$(609)

Other fair value measurement disclosures Long-term debt	$—	$(8,887)	$—	$—	$—	$(8,887)

The following table provides net transfers into and out of each level of the fair value hierarchy:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Transfers into Level 1	$(1)	$4
Transfers out of Level 1	—	(9)

	$(1)	$(5)

Transfers into Level 2	$—	$49
Transfers out of Level 2	(1)	(19)

	$(1)	$30

Transfers into Level 3	$2	$27
Transfers out of Level 3	—	(52)

	$2	$(25)

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

The following table provides changes in physical derivatives and financial assets and (liabilities) that are measured at fair value based on Level 3 inputs, which are all related to discontinued operations:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Balance at beginning of period	$141	$(143)
Unrealized pre-tax gains (losses) (a)	(63)	(123)
Purchases (b)	28	220
Sales (b)	(23)	(234)
Settlements (c)	(15)	37
Transfers into Level 3	2	27
Transfers out of Level 3	—	(52)

Balance at end of period	$70	$(268)

(a)	All of the unrealized pre-tax gains and losses included in earnings were reflected in Income from discontinued operations in the Statement of Consolidated Income.
(b)

Purchases and sales primarily represent option premiums paid or received, respectively, during the reporting period and are reflected in Income from discontinued operations in the Statement of Consolidated Income.

(c)	Settlements represent realized gains and losses on derivatives settled during the reporting period and are reflected in Income from discontinued operations in the Statement of Consolidated Income.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Unit of Measurement	Range / Weighted Average
March 31, 2013
Assets
Commodity contracts with a fair value of $217 million (a) Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$98.30 - 134.65 / 120.61
Electricity	$ / MWH (d)	$26.14 - 90.62 / 45.83

Basis prices
Natural gas	$ / MMBTU (e)	$(0.40) - 5.80 / 0.31

Contract volatilities
Crude oil and refined petroleum products	%	15.00 - 19.00 / 16.00
Natural gas	%	21.00 - 30.00 / 23.00
Electricity	%	17.00 - 34.00 / 24.00

Liabilities
Commodity contracts with a fair value of $146 million (b) Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$97.96 - 135.00 / 116.42
Electricity	$ / MWH (d)	$26.24 -81.21 / 48.23

Basis prices
Natural gas	$ / MMBTU (e)	$(0.40) - 5.88 / 0.80

Contract volatilities
Crude oil and refined petroleum products	%	15.00 - 19.00 / 16.00
Natural gas	%	21.00 - 30.00 / 21.00

December 31, 2012
Assets
Commodity contracts with a fair value of $243 million Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$79.35 - 144.27 / 113.06
Electricity	$ / MWH (d)	$23.37 - 79.27 / 40.81

Basis prices
Natural gas	$ / MMBTU (e)	$(0.47) - 6.66 / 0.39

Contract volatilities
Crude oil and refined petroleum products	%	23.00 - 27.00 / 26.00
Natural gas	%	21.00 - 36.00 / 25.00
Electricity	%	18.00 - 40.00 / 28.00

Liabilities
Commodity contracts with a fair value of $101 million Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$83.49 - 133.38 / 109.94
Electricity	$ / MWH (d)	$25.01 - 72.60 / 40.38

Basis prices
Natural gas	$ / MMBTU (e)	$(0.72) - 6.66 / 1.26

Contract volatilities
Crude oil and refined petroleum products	%	24.00 - 27.00 / 26.00
Natural gas	%	21.00 - 28.00 / 22.00

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(a)	Included in Assets held for sale.
(b)	Included in Liabilities associated with assets held for sale.
(c)	Price per barrel.
(d)	Price per megawatt hour.
(e)	Price per million British thermal units.

Note: Fair value measurement for all recurring inputs was performed using a combination of income and market approach techniques.

Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net Accounts receivable — Trade at March 31, 2013 are concentrated with the following counterparty and customer industry segments: Integrated Oil Companies — 40%, Refiners — 27%, Government Entities — 24% and Financial Institutions — 7%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At March 31, 2013 and December 31, 2012, the Corporation held cash from counterparties of $49 million and $34 million, respectively. The Corporation did not have cash posted to counterparties at March 31, 2013, compared with $5 million at December 31, 2012.

At March 31, 2013, the Corporation had outstanding letters of credit totaling $542 million, primarily issued to satisfy margin requirements (approximately $400 million related to discontinued operations). Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of March 31, 2013, the net liability related to derivatives with contingent collateral provisions was approximately $130 million, primarily related to discontinued operations. There was no cash collateral posted on those derivatives. At March 31, 2013, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of March 31, 2013, the Corporation would be required to post additional collateral of approximately $85 million.

14. Subsequent Events

In April 2013, the Corporation completed the sale of 100% of its Russian subsidiary Samara-Nafta for cash proceeds of $2.05 billion. Based on its 90% interest in Samara-Nafta, total after-tax proceeds to the Corporation were approximately $1.9 billion after working capital and other adjustments.

Subsequent to quarter end, the Corporation repaid $1,620 million of borrowings under its credit facilities, which was the total amount outstanding at March 31, 2013.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In March 2013, the Corporation announced an asset sales program that includes divesting its downstream businesses and oil and gas properties in Indonesia and Thailand to continue its transformation into a more focused pure play exploration and production (E&P) company. The downstream businesses to be divested by the Corporation include its terminal, retail, energy marketing and energy trading operations. In February 2013, the Corporation ceased refining at its Port Reading facility, completing its exit from all refining operations.

Other actions announced by the Corporation in March 2013 include a 150% increase in its annual dividend to $1 per common share commencing in the third quarter of 2013 and a board authorized plan to repurchase up to $4 billion in Hess common stock after repaying short-term debt and establishing a $1 billion cash cushion. The amount and timing of repurchasing common stock is dependent on the receipt of proceeds from the Corporation’s asset sales program. The Corporation also plans to monetize its Bakken infrastructure assets by 2015 and return additional capital to shareholders.

The Corporation has sold several oil and gas assets to focus its E&P portfolio on lower risk and higher growth assets. During 2012 and the first quarter of 2013, the Corporation completed the sale of its interests in the Beryl, Bittern and Schiehallion fields in the United Kingdom North Sea, the Azeri-Chirag-Guneshli (ACG) fields, offshore Azerbaijan in the Caspian Sea, and the Snohvit Field, offshore Norway.

Production in 2012 averaged 406,000 barrels of oil equivalent per day (boepd). The comparative pro forma 2012 production of the E&P portfolio, excluding the assets sold that are discussed above and those classified as held for sale at March 31, 2013, would have been 289,000 boepd.

As a result of the Corporation’s transformation into a pure play E&P company, the Corporation now has one operating segment, E&P, and a Corporate and Other segment, which is primarily comprised of corporate and interest expenses. The results of the terminal, retail, energy marketing, energy trading and Port Reading refining operations (the “downstream businesses”) have been classified as discontinued operations for all periods presented.

On January 29, 2013, Elliott Management Corporation (Elliott) sent a letter to Hess shareholders informing them that affiliates of Elliott beneficially own 4% of the outstanding common stock of the Corporation and that they were nominating five individuals for election as directors at the Corporation’s 2013 Annual Meeting. On April 3, 2013, Elliott filed its definitive Proxy Statement with its five board nominees. The Corporation’s 2013 Annual Meeting will take place on May 16, 2013.

First Quarter Results

The Corporation reported net income of $1,276 million in the first quarter of 2013, compared with $545 million in the first quarter of 2012. Excluding items affecting comparability of earnings between periods on page 25, earnings for the first quarter of 2013 and 2012 were $669 million and $509 million, respectively.

Exploration and Production

E&P earnings were $1,286 million in the first quarter of 2013 compared with $635 million in the first quarter of 2012. First quarter 2013 results included $588 million from items affecting comparability of earnings primarily due to gains on asset sales. First quarter 2012 results included a gain on asset sale of $36 million. In the first quarter of 2013, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $94.50 per barrel up from $89.92 per barrel in the first quarter of 2012. The Corporation’s average worldwide natural gas selling price was $6.62 per thousand cubic feet (mcf) in the first quarter of 2013, compared with $6.23 per mcf in the first quarter of 2012. Worldwide crude oil and natural gas production was 389,000 boepd in the first quarter of 2013, compared with 397,000 boepd in the same period of 2012. Full year production for 2013 is now expected to be 340,000 boepd to 355,000 boepd, down from the previous forecast of 375,000 boepd to 390,000 boepd, primarily due to the earlier than anticipated sale of the Corporation’s Russian subsidiary. The production volumes for 2013 may be further impacted by the timing of completing the remaining planned asset sales. The comparative pro forma 2013 production range for the E&P portfolio excluding the assets sold in the first quarter of 2013 and those classified as held for sale at March 31, 2013, is 290,000 boepd to 305,000 boepd.

PART I — FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of E&P activities:

•

In North Dakota, net production from the Bakken oil shale play averaged 65,000 boepd for the first quarter of 2013, up from 42,000 boepd in the first quarter of 2012. In the fourth quarter of 2012, the Corporation substantially completed held by production drilling in the Bakken and transitioned to pad drilling, which involves sequentially drilling a number of wells on a pad followed by sequential completion of the wells. During the first quarter, 30 wells were brought on production. The initial pad drilling process is expected to lead to a temporary flattening of the Bakken production profile until mid-2013. Full year 2013 Bakken production is still expected to be between 64,000 boepd and 70,000 boepd. Drilling and completion costs were $8.6 million per well in the first quarter of 2013, down $4.8 million per well versus the first quarter of 2012.

•

At the Valhall Field in Norway (Hess 64%), the operator completed the field redevelopment project and resumed production on January 26, 2013. In the first quarter of 2013, net production averaged 5,000 boepd as the operator began to ramp up facilities and resolve routine start up issues. Full year 2013 net production from Valhall is forecast by the operator to be in the range of 24,000 boepd to 28,000 boepd, and the Corporation anticipates that production will be in the low end of that range.

•

In March 2013, the Corporation sold its interests in the Azeri-Chirag-Guneshli (ACG) fields (Hess 3%), offshore Azerbaijan in the Caspian Sea, and the associated Baku-Tbilisi-Ceyhan (BTC) oil transportation pipeline company (Hess 2%) for cash proceeds of $884 million. The transaction resulted in an after-tax gain of $360 million. ACG was producing at an aggregate net rate of approximately 6,000 boepd at the time of sale and had 17 million barrels of oil equivalent (boe) of proved reserves at December 31, 2012.

•

In January 2013, the Corporation completed the sale of its interests in the Beryl fields and the Scottish Area Gas Evacuation System (SAGE) in the United Kingdom North Sea for total cash proceeds of $442 million. This transaction resulted in a pre-tax gain totaling $328 million ($323 million after income taxes). The assets were producing at an aggregate net rate of approximately 10,000 boepd at the time of sale and had 21 million boe of proved reserves at December 31, 2012.

•

In March 2013, the Corporation reached an agreement to sell its assets in the Eagle Ford Shale in Texas for $265 million and announced that it will divest its assets in Thailand (principally comprising the offshore Pailin Field (Hess 15%) and the onshore Sinphuhorm fields (Hess 35%)) and in Indonesia (principally comprising the Ujung Pangkah project (Hess 75%) and Natuna A Field (Hess 23%)).

•

In April 2013, the Corporation completed the sale of 100% of its Russian subsidiary Samara-Nafta for cash proceeds of $2.05 billion. Based on its 90% interest in Samara-Nafta, total after-tax proceeds to the Corporation were approximately $1.9 billion after working capital and other adjustments. Samara-Nafta, located in the Volga-Urals region of Russia, produced approximately 50,000 boepd in the first quarter of 2013 and had 82 million boe of proved reserves at December 31, 2012.

•

The Corporation completed drilling its first production well at the Tubular Bells development (Hess 57%) and is currently drilling a second production well. Facilities construction is on schedule for the expected start-up of production in mid-2014. The Corporation’s share of production from the field is projected to reach approximately 25,000 boepd.

•

At Block A-18 of the Joint Development Area of Malaysia/Thailand (JDA), the Corporation successfully installed its eighth wellhead platform in the first quarter of 2013. In the North Malay Basin, the jacket and topsides for the early production system were installed in April 2013. Development drilling is expected to commence mid-year and the project is on track for the expected start of production in the fourth quarter of 2013.

•

In early 2013, the Corporation completed drilling two exploration wells on the Deepwater Tano Cape Three Points Block, offshore Ghana and has now drilled a total of seven consecutive successful exploration wells. The Corporation plans to submit its appraisal plan to the government of Ghana on or before June 2, 2013.

•

In the emerging Utica shale play, the Corporation continued its appraisal program. In the first quarter of 2013, four wells were drilled, seven wells were completed and five were flow tested, of which two were on the Corporation’s 100% owned acreage.

PART I — FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

Discontinued Operations – Downstream Businesses

As a result of the Corporation’s plan to divest its downstream businesses, the results of these businesses are shown as discontinued operations and all comparative periods have been recast to reflect this change. Earnings of the downstream businesses were $100 million in the first quarter of 2013, compared with $12 million in the same period in 2012. First quarter 2013 results included net after-tax income of $30 million related to items affecting comparability of earnings between periods.

Results of Operations

The after-tax earnings (losses) by major operating activity are summarized below:

	Three Months Ended March 31,
	2013	2012
	(In millions, except per share amounts)
Exploration and Production	$1,286	$635
Corporate and Other	(110)	(102)

Continuing operations	1,176	533
Discontinued operations — downstream businesses	100	12

Net income attributable to Hess Corporation	$1,276	$545

Net income attributable to Hess Corporation per share — Diluted:
Continuing operations	$3.43	$1.57
Discontinued operations — downstream businesses	0.29	0.03

Net income per share	$3.72	$1.60

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods. The items in the table below are explained and the pre-tax amounts are shown on pages 29 to 31.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Exploration and Production	$588	$36
Corporate and Other	(11)	—

Total items affecting comparability of earnings from continuing operations	577	36
Discontinued operations — downstream businesses	30	—

Total items affecting comparability of earnings between periods	$607	$36

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Sales and other operating revenues	$3,466	$2,896
Gains on asset sales	688	36
Other, net	(35)	27

Total revenues and non-operating income	4,119	2,959

Cost and Expenses
Cost of products sold (excluding items shown separately below)	596	270
Operating costs and expenses	585	535
Production and severance taxes	130	138
Exploration expenses, including dry holes and lease impairment	219	253
General and administrative expenses	85	65
Depreciation, depletion and amortization	676	659

Total costs and expenses	2,291	1,920

Results of operations before income taxes	1,828	1,039
Provision for income taxes	535	398

Net income	1,293	641
Less: Net income attributable to noncontrolling interests	7	6

Net income attributable to Hess Corporation	$1,286	$635

After considering the E&P items affecting comparability of earnings between periods in the table on page 30, the remaining changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, exploration expenses and income taxes as described below.

Selling prices: Higher average realized selling prices, primarily for crude oil and including the effects of hedging, contributed to the increase in revenues in the first quarter of 2013, compared with the corresponding period in 2012.

The Corporation’s average selling prices were as follows:

	Three Months Ended March 31,
	2013	2012
Crude oil — per barrel (including hedging)
United States
Onshore	$89.46	$88.64
Offshore	107.52	103.72
Total United States	97.03	95.92

Europe	63.51	80.18
Africa	109.81	88.75
Asia	110.70	117.13
Worldwide	94.50	89.92

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

	Three Months Ended March 31,
	2013	2012
Crude oil — per barrel (excluding hedging)
United States
Onshore	$89.82	$91.51
Offshore	108.70	110.91
Total United States	97.74	100.87

Europe	63.69	82.77
Africa	111.18	120.59
Asia	110.70	123.72
Worldwide	95.24	100.50

Natural gas liquids — per barrel
United States
Onshore	$43.47	$52.23
Offshore	27.79	44.40
Total United States	37.29	49.26

Europe	45.77	90.43
Asia	79.44	86.50
Worldwide	38.67	59.53

Natural gas — per mcf
United States
Onshore	$2.86	$1.87
Offshore	2.54	1.67
Total United States	2.69	1.75

Europe	7.98	9.44
Asia and other	7.75	6.77
Worldwide	6.62	6.23

In the first quarter of 2013, the Corporation entered into Brent crude oil hedges using fixed-price swap contracts to hedge the variability of forecasted future cash flows from 90,000 barrels of oil per day (bopd) of crude oil sales volumes for the remainder of the calendar year at an average price of approximately $109.70 per barrel. In 2012, the Corporation had entered into Brent crude oil hedges using fixed-price swap contracts to hedge 120,000 bopd of crude oil sales volumes for the full year at an average price of $107.70 per barrel. In 2012, the Corporation also realized hedge losses from previously closed Brent crude oil hedges that covered 24,000 bopd during the year.

Realized losses from Exploration and Production hedging activities reduced Sales and other operating revenues by $18 million and $244 million for the three months ended March 31, 2013 and 2012, respectively ($11 million and $151 million after-taxes, respectively). The amount of ineffectiveness from Brent crude oil hedges that was recognized immediately in Sales and other operating revenues was a gain of $15 million and a loss of $11 million for the three months ended March 31, 2013 and 2012, respectively.

Production and sales volumes: The Corporation’s crude oil and natural gas production was 389,000 boepd in the first quarter of 2013, compared with 397,000 boepd for the same period in 2012. The comparative pro forma production of the E&P portfolio excluding the assets sold in 2012 and the first quarter of 2013, as well as those classified as held for sale at March 31, 2013, would have been 292,000 boepd for the first quarter of 2013 and 279,000 boepd for the first quarter of 2012. Full year production for 2013 is now expected to be 340,000 boepd to 355,000 boepd, down from the previous forecast of 375,000 boepd to 390,000 boepd, primarily due to the earlier than anticipated sale of the Corporation’s Russian subsidiary.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

The Corporation’s net daily worldwide production by region was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Crude oil — barrels per day
United States
Bakken	53	37
Other Onshore	13	12

Total Onshore	66	49
Offshore	47	46

Total United States	113	95

Europe	65	94
Africa	78	71
Asia	16	16

Total	272	276

Natural gas liquids — barrels per day
United States
Bakken	6	2
Other Onshore	4	7

Total Onshore	10	9
Offshore	7	5

Total United States	17	14

Europe	—	3
Asia	1	2

Total	18	19

Natural gas — mcf per day
United States
Bakken	34	16
Other Onshore	27	24

Total Onshore	61	40
Offshore	72	60

Total United States	133	100

Europe	13	61
Asia and other	447	449

Total	593	610

Barrels of oil equivalent per day*	389	397

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table that begins on page 26.

    United States: Crude oil and natural gas production in the United States was higher in the first quarter of 2013, compared to the corresponding period in 2012, mainly due to higher production from the Bakken oil shale play and the Llano Field following the successful workover of a well that returned to production in the second quarter of 2012.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

    Europe: Production was lower in the first quarter of 2013 compared to the same period in 2012, due to the sale of the Beryl, Bittern and Schiehallion fields in the United Kingdom North Sea, as well as downtime at the Valhall Field, offshore Norway, which was shut-in by the operator from July 2012 until late January 2013 for completion of the redevelopment project. The sale of the Corporation’s interest in the Snohvit Field, offshore Norway, in January 2012 also contributed to the decrease in natural gas production.

    Africa: Crude oil production in Africa was higher in the first quarter of 2013, compared to the corresponding period in 2012, due to new production in Equatorial Guinea from the Ceiba Field, which more than offset lower production due to downtime at the Okume Complex, together with higher production from the Waha fields in Libya that ramped up in the first quarter of 2012 following civil unrest throughout 2011.

    Asia and other: Natural gas production in the first quarter of 2013 was comparable to the same period in 2012, as downtime at the Pangkah Field in Indonesia and lower entitlement at the JDA were largely offset by higher nominations at the Sinphuhorm fields in Thailand.

    Sales volumes: Higher crude oil sales volumes increased revenues in the first quarter of 2013, compared with the corresponding period in 2012.

The Corporation’s worldwide sales volumes were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Crude oil — barrels	24,767	23,052
Natural gas liquids — barrels	1,647	1,755
Natural gas — mcf	53,662	55,442

Barrels of oil equivalent*	35,358	34,047

Crude oil — barrels per day	275	253
Natural gas liquids — barrels per day	18	19
Natural gas — mcf per day	596	609

Barrels of oil equivalent per day*	393	374

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table that begins on page 26.

Cost of products sold: Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from the Corporation’s partners in Hess operated wells or other third parties. The increase in Cost of products sold in the first quarter of 2013 compared with the same period in 2012, principally reflects higher volumes of crude oil purchases from third parties.

Cash operating costs: Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes, and General and administrative expenses, increased by approximately $60 million in the first quarter of 2013 compared with the same period in 2012, principally reflecting employee severance charges of $57 million. In addition, higher operating and maintenance costs were largely offset by a net decrease in production and severance taxes.

Depreciation, depletion and amortization: Depreciation, depletion and amortization expenses were higher in the first quarter of 2013, compared with the corresponding period in 2012, reflecting higher per barrel costs and a greater proportion of production volumes being produced from the Bakken.

Exploration expenses: Exploration expenses in the first quarter of 2013 were down from the corresponding period in 2012, primarily due to lower dry hole expenses.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Income taxes: Excluding items affecting comparability between periods, the effective income tax rate for E&P operations was 42% in the first quarter of 2013 compared to 40% for the first quarter of 2012.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Gains on asset sales	$683	$36
Employee severance	(67)	—
Income tax charge	(28)	—

	$588	$36

Gains on asset sales: In January 2013, the Corporation completed the sale of its interests in the Beryl fields in the United Kingdom North Sea for cash proceeds of $442 million, resulting in a pre-tax gain of $328 million ($323 million after income taxes). In March 2013, the Corporation sold its interests in the Azeri-Chirag-Guneshli (ACG) fields, offshore Azerbaijan in the Caspian Sea, for cash proceeds of $884 million, resulting in a tax-free gain of $360 million. First quarter 2012 results included an after-tax gain of $36 million related to the completion of the sale of the Corporation’s interest in the Snohvit Field, offshore Norway.

Employee severance: During the first quarter of 2013, the Corporation recorded pre-tax charges of $71 million ($67 million after income taxes), resulting from the Corporation’s planned divestitures and transformation into a more focused pure play E&P company.

Income tax charge: During the first quarter of 2013, the Corporation recorded a non-cash income tax charge of $28 million as a result of a planned asset divestiture.

The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect the Corporation’s E&P business, see Item 1A. Risk Factors Related to Our Business and Operations in the December 31, 2012 Annual Report on Form 10-K.

Corporate and Other

The following table summarizes corporate and interest expenses:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Corporate expenses (excluding items affecting comparability)	$52	$68

Interest expense	116	109
Less: Capitalized interest	(10)	(5)

Interest expense, net	106	104

Corporate and Other expenses before income taxes	158	172
Income tax (benefits)	(59)	(70)

Net Corporate and Other expenses after income taxes	99	102
Items affecting comparability of earnings between periods, after-tax	11	—

Total Corporate and Other expenses after income taxes	$110	$102

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Corporate expenses were lower in the first quarter of 2013, compared with the same period in 2012, primarily due to lower employee benefit related costs. Interest expense increased in the first quarter of 2013 compared with the first quarter of 2012 reflecting higher average outstanding borrowings. Corporate and Other expenses for the first quarter of 2013 included an item affecting comparability of earnings of $18 million ($11 million after income taxes) for employee severance charges.

Discontinued Operations – Downstream Businesses

The downstream businesses reported earnings of $100 million in the first quarter of 2013 compared to $12 million in the first quarter of 2012. First quarter 2013 results included a net after-tax gain of $30 million from items affecting the comparability of earnings as explained below. Excluding items affecting comparability of earnings, the increase in earnings in the first quarter of 2013 compared to 2012 was principally due to higher marketing income reflecting higher margins in the retail and energy marketing businesses.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect the comparability of earnings of the downstream businesses between periods:

	Three Months Ended March 31,
	2013	2012
	(In millions)
LIFO inventory liquidations	$137	$—
Port Reading refinery shutdown costs	(64)	—
Employee severance	(43)	—

	$30	$—

In the first quarter of 2013, the Corporation recognized a gain of $218 million ($137 million after income taxes) relating to liquidation of last-in, first-out (LIFO) inventories as a result of ceasing refining operations at the Port Reading facility. In addition, Port Reading recorded charges totaling $101 million ($64 million after income taxes) comprised of $80 million pre-tax ($51 million after income taxes) for accelerated depreciation and $21 million pre-tax ($13 million after income taxes) for shutdown costs. Employee severance costs totaling $69 million pre-tax ($43 million after income taxes) were recorded by the downstream businesses in conjunction with the Corporation’s divestiture plan and cessation of refining operations.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	March 31, 2013	December 31, 2012
	(In millions)
Cash and cash equivalents	$444	$642
Short-term debt and current maturities of long-term debt	$1,904	$787
Total debt	$7,376	$8,111
Total equity	$22,525	$21,203
Debt to capitalization ratio*	24.7%	27.7%

*	Total debt as a percentage of the sum of total debt plus equity.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Cash Flows

The following table summarizes the Corporation’s cash flows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net cash provided by:
Operating activities from continuing operations	$786	$967
Operating activities from discontinued operations	33	21

Net cash provided by operating activities	819	988

Investing activities from continuing operations	(249)	(1,750)
Investing activities from discontinued operations	(12)	(22)

Net cash used in investing activities	(261)	(1,772)

Financing activities from continuing operations	(756)	829
Financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	(756)	829

Net increase (decrease) in cash and cash equivalents from continuing operations	(219)	46
Net increase (decrease) in cash and cash equivalents from discontinued operations	21	(1)

Net increase (decrease) in cash and cash equivalents	$(198)	$45

Operating activities: Net cash provided by operating activities was $819 million in the first quarter of 2013, compared with $988 million in the same period of 2012, primarily reflecting higher operating earnings offset by decreases in cash flows from changes in working capital.

Investing activities: The following table summarizes the Corporation’s capital expenditures:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Exploration and Production	$1,503	$1,855
Corporate and Other	6	1

Total from continuing operations	1,509	1,856
Discontinued operations — downstream businesses	12	22

Total capital expenditures	$1,521	$1,878

Capital expenditures for E&P were lower in the first quarter of 2013 compared to the same period in 2012 mainly due to reduced capital expenditures in the Bakken. During the first quarter of 2013, the Corporation received proceeds of approximately $1.3 billion from the sale of its interests in the Beryl and ACG fields. During the first quarter of 2012, the Corporation received proceeds of $132 million from the sale of its interest in the Snohvit Field.

Financing activities: In the first quarter of 2013, the Corporation repaid a net amount of $728 million under available credit facilities and repaid $24 million of other debt. The net repayments consisted of $713 million on its syndicated revolving credit facility and $200 million on the Corporation’s short-term credit facilities, partially offset by borrowings of $185 million from its asset-backed credit facility. Dividends paid were $35 million in the first quarter of 2013 compared to $68 million in the first quarter of 2012. The Corporation made one quarterly common stock dividend payment in the first quarter of 2013 compared with two payments in the first quarter of 2012 as a result of accelerating payment of the fourth quarter 2012 dividend, which historically would have also been paid in the first quarter of 2013.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Future Capital Requirements and Resources

The Corporation anticipates investing approximately $6.8 billion in capital and exploratory expenditures during 2013, substantially all of which is targeted for E&P operations. On March 4, 2013, the Corporation announced a significant asset sales program to provide financial flexibility, fund its growth and return capital to shareholders. The Corporation also announced that it plans to increase its annual dividend by 150% to $1 per common share commencing in the third quarter of 2013 and purchase up to $4 billion in Hess common stock. The Corporation has committed that the proceeds from the divestitures would be sequentially applied to (1) repay outstanding borrowing on its credit facilities of approximately $2.5 billion, (2) provide a $1 billion cash cushion, (3) fund the 2013 cash flow deficit and (4) repurchase common stock. To date in 2013, the Corporation has announced or completed the sale of its interests in the Beryl and ACG fields, as well as its interests in Russia and in the Eagle Ford Shale in Texas. The total after-tax proceeds from these sales will amount to approximately $3.5 billion, of which approximately $1.3 billion was received and utilized primarily to begin repaying outstanding borrowings in the first quarter of 2013. Additional net proceeds of approximately $1.9 billion from the completion of the sale of the Corporation’s Russian subsidiary in late April were used by the Corporation to repay all remaining outstanding borrowings on its credit facilities and begin building the cash cushion. The amount and timing of the common stock repurchase program is dependent on the proceeds from its additional planned asset sales. Common stock repurchases are expected to begin in the second half of 2013.

The table below summarizes the capacity, usage and available capacity of the Corporation’s borrowing and letter of credit facilities at March 31, 2013:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity
		(In millions)
Revolving credit facility	April 2016	$4,000	$45	$—	$45	$3,955
Asset-backed credit facility	July 2013 (a)	836	785	—	785	51
Committed lines	Various (b)	2,730	500	325	825	1,905
Uncommitted lines	Various (b)	507	290	217	507	—

Total		$8,073	$1,620	$542	$2,162	$5,911

(a)	Total capacity of $1 billion subject to the amount of eligible receivables posted as collateral.
(b)	Committed and uncommitted lines have expiration dates through 2014.

The Corporation has a $4 billion syndicated revolving credit facility, which can be used for borrowings and letters of credit. At March 31, 2013, available capacity under the facility was $3,955 million. The Corporation also has a 364-day asset-backed credit facility securitized by certain accounts receivable from the downstream businesses. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit up to $1 billion subject to the availability of sufficient levels of eligible receivables. At March 31, 2013, outstanding borrowings under this facility of $785 million were collateralized by a total of $1,280 million of accounts receivable. Subsequent to quarter end, the Corporation repaid $1,620 million of borrowings under its credit facilities, which was the total amount outstanding at March 31, 2013.

The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

The Corporation’s long-term debt agreements contain certain financial covenants that restrict the amount of total borrowings and secured debt. At March 31, 2013, the Corporation is permitted to borrow up to an additional $30.1 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $4.5 billion of secured debt as of March 31, 2013.

The Corporation’s $542 million in letters of credit outstanding at March 31, 2013 were primarily issued to satisfy margin requirements. See also Note 13, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Off-balance Sheet Arrangements Relating to Discontinued Operations

The Corporation has leveraged leases not included in its Consolidated Balance Sheet, primarily related to gasoline stations operated by the retail marketing business. The net present value of these leases is $332 million at March 31, 2013 compared with $342 million at December 31, 2012. If these leases were included as debt, the Corporation’s debt to capitalization ratio at March 31, 2013 would increase to 25.5% from 24.7%.

Market Risk Disclosures

As discussed in Note 13, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements, in the normal course of its business, the Corporation has been exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities related to the continuing operations are referred to as corporate risk management while risk management activities related to the discontinued operations are referred to as energy marketing. The Corporation’s trading operations, which have been classified as discontinued operations, are conducted principally through a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas, electricity and refined petroleum products.

Value at Risk: The Corporation uses value at risk to monitor and control commodity risk within its risk management and trading activities. The value at risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. Results may vary from time to time as trading strategies change to capture potential market rate movements or hedging levels change in risk management activities. The potential change in fair value based on commodity price risk is presented in the corporate risk management activities and energy marketing and trading activities sections below.

Corporate Risk Management Activities

The Corporation uses energy commodity derivatives in its corporate risk management activities. The Corporation estimates that at March 31, 2013, the value at risk for corporate risk management activities was $46 million, which was primarily due to the Brent crude oil cash flow hedge positions, as described in Note 13, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements. The results may vary from time to time primarily as hedge levels change. There were no outstanding Brent crude oil cash flow hedge positions at December 31, 2012.

The Corporation’s outstanding long-term debt of $5,756 million, including current maturities, has a fair value of $6,909 million at March 31, 2013. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $230 million at March 31, 2013.

The Corporation has outstanding foreign exchange contracts used to reduce its exposure to fluctuating foreign exchange rates. The change in the fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $50 million at March 31, 2013.

Discontinued Operations – Energy Marketing and Trading Activities

The Corporation uses energy commodity derivatives in its energy marketing risk management activities. The Corporation estimates that at March 31, 2013, the value at risk for energy marketing risk management activities was $6 million compared with $7 million at December 31, 2012.

The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.

Derivative trading transactions are marked-to-market and unrealized gains or losses are recognized currently in Income from discontinued operations. Gains or losses from sales of physical products are recorded at the time of sale. Net realized gains and losses from trading activities for the three months ended March 31, 2013 amounted to a gain of $65 million compared to a loss of $169 million for the corresponding period in 2012.

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

The following table provides an assessment of the factors affecting the changes in the fair value of net assets (liabilities) relating to financial instruments and derivative commodity contracts used in trading activities:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Fair value of contracts outstanding at January 1	$(96)	$(86)
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31	(30)	167
Reversal of fair value for contracts closed during the period	32	76
Fair value of contracts entered into during the period and still outstanding	(87)	(10)

Fair value of contracts outstanding at March 31	$(181)	$147

The following table summarizes the sources of net asset (liability) fair values of financial instruments and derivative commodity contracts by year of maturity used in the Corporation’s trading activities at March 31, 2013:

	Total	2013	2014	2015	2016 and beyond
	(In millions)
Sources of fair value
Level 1	$(30)	$(13)	$16	$(19)	$(14)
Level 2	(185)	(123)	(18)	(41)	(3)
Level 3	34	8	(2)	30	(2)

Total	$(181)	$(128)	$(4)	$(30)	$(19)

The Corporation estimates that the value at risk for trading activities, including commodities, was $3 million at March 31, 2013 compared with $4 million at December 31, 2012.

The following table summarizes the fair values of receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at March 31, 2013 (in millions):

Investment grade determined by outside sources	$220
Investment grade determined internally*	159
Less than investment grade	27

Fair value of net receivables outstanding at end of period	$406

*	Based on information provided by counterparties and other available sources.

Forward-looking Information

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, including references to the Corporation’s future results of operations and financial position, liquidity and capital resources, capital expenditures, asset sales, oil and gas production, tax rates, debt repayment, hedging, derivative, market risk disclosures and off-balance sheet arrangements, include forward-looking information. These sections typically include statements with words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would” or similar words, indicating that future outcomes are uncertain. Forward-looking disclosures are based on the Corporation’s current understanding and assessment of these activities and reasonable assumptions about the future. Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”

Item 4.	Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2013.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Labels Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

101(DEF)	XBRL Definition Linkbase Document

b.	Reports on Form 8-K

During the quarter ended March 31, 2013, Registrant filed the following reports on Form 8-K:

(i)	Filing dated January 30, 2013 reporting under Item 2.02 and 9.01 a news release dated January 30, 2013 reporting results for the fourth quarter of 2012.

(ii)	Filing dated March 4, 2013 reporting under Item 5.02 reporting departure of directors or certain officers; appointment of certain officers.

(iii)	Filing dated March 8, 2013 reporting under Item 5.02 reporting compensatory arrangements of certain officers.

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

Date: May 9, 2013