Form 10-Q
period 2013-06-30
HESS CORP
filed 2013-08-08
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

At June 30, 2013, there were 343,401,303 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2013	December 31, 2012
	(In millions, except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$725	$642
Accounts receivable
Trade	1,640	4,057
Other	314	281
Inventories	683	1,259
Assets held for sale	5,880	1,092
Other current assets	750	1,056

Total current assets	9,992	8,387

INVESTMENTS IN AFFILIATES	380	443

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	41,195	45,553
Less: Reserves for depreciation, depletion, amortization and lease impairment	15,025	16,746

Property, plant and equipment — net	26,170	28,807

GOODWILL	1,869	2,208
DEFERRED INCOME TAXES	2,753	3,126
OTHER ASSETS	264	470

TOTAL ASSETS	$41,428	$43,441

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$565	$2,809
Accrued liabilities	2,792	3,287
Taxes payable	358	960
Liabilities associated with assets held for sale	2,664	539
Short-term debt and current maturities of long-term debt	354	787

Total current liabilities	6,733	8,382

LONG-TERM DEBT	5,446	7,324
DEFERRED INCOME TAXES	2,106	2,662
ASSET RETIREMENT OBLIGATIONS	1,971	2,212
OTHER LIABILITIES AND DEFERRED CREDITS	1,199	1,658

Total liabilities	17,455	22,238

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00 Authorized — 600,000,000 shares Issued — 343,401,303 shares at June 30, 2013; 341,527,617 shares at December 31, 2012	343	342
Capital in excess of par value	3,604	3,524
Retained earnings	20,369	17,717
Accumulated other comprehensive income (loss)	(419)	(493)

Total Hess Corporation stockholders’ equity	23,897	21,090
Noncontrolling interests	76	113

Total equity	23,973	21,203

TOTAL LIABILITIES AND EQUITY	$41,428	$43,441

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
REVENUES AND NON-OPERATING INCOME
Sales and other operating revenues	$3,011	$3,324	$6,477	$6,220
Gains on asset sales	1,111	—	1,799	36
Other, net	(17)	(3)	(54)	26

Total revenues and non-operating income	4,105	3,321	8,222	6,282

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	421	332	1,017	602
Operating costs and expenses	510	550	1,095	1,085
Production and severance taxes	97	127	227	265
Exploration expenses, including dry holes and lease impairment	200	196	419	449
General and administrative expenses	167	144	316	276
Interest expense	99	105	205	209
Depreciation, depletion and amortization	613	746	1,292	1,408
Asset impairments	—	59	—	59

Total costs and expenses	2,107	2,259	4,571	4,353

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,998	1,062	3,651	1,929
Provision for income taxes	409	522	879	850

INCOME FROM CONTINUING OPERATIONS	1,589	540	2,772	1,079
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	27	(5)	117	16

NET INCOME	1,616	535	2,889	1,095
Less: Net income (loss) attributable to noncontrolling interests	185	(14)	182	1

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$1,431	$549	$2,707	$1,094

NET INCOME ATTRIBUTABLE TO HESS CORPORATION PER SHARE
BASIC:
Continuing operations	$4.18	$1.58	$7.64	$3.17
Discontinued operations	0.03	0.04	0.33	0.07

NET INCOME PER SHARE	$4.21	$1.62	$7.97	$3.24

DILUTED:
Continuing operations	$4.13	$1.58	$7.56	$3.14
Discontinued operations	0.03	0.03	0.32	0.07

NET INCOME PER SHARE	$4.16	$1.61	$7.88	$3.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	344.0	340.4	343.4	340.4
COMMON STOCK DIVIDENDS PER SHARE	$.10	$.10	$.20	$.20

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
NET INCOME	$1,616	$535	$2,889	$1,095

OTHER COMPREHENSIVE INCOME:
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(45)	312	(41)	466
Income taxes on effect of hedge (gains) losses reclassified to income	17	(119)	15	(176)

Net effect of hedge (gains) losses reclassified to income	(28)	193	(26)	290

Change in fair value of cash flow hedges	147	443	165	(36)
Income taxes on change in fair value of cash flow hedges	(56)	(174)	(63)	13

Net change in fair value of cash flow hedges	91	269	102	(23)

Change in derivatives designated as cash flow hedges, after-tax	63	462	76	267

Pension and other postretirement plans
Reduction of unrecognized actuarial losses	—	—	245	—
Income taxes on actuarial changes in plan liabilities	—	—	(89)	—

Reduction of unrecognized actuarial losses, net	—	—	156	—

Amortization of net actuarial losses	12	22	34	43
Income taxes on amortization of net actuarial losses	(4)	(8)	(12)	(16)

Net effect of amortization of net actuarial losses	8	14	22	27

Change in pension and other postretirement plans, after-tax	8	14	178	27

Foreign currency translation adjustment
Foreign currency translation adjustment	(124)	(204)	(293)	(8)
Reclassified to Gains on asset sales	94	—	119	—

Change in foreign currency translation adjustment	(30)	(204)	(174)	(8)

TOTAL OTHER COMPREHENSIVE INCOME	41	272	80	286

COMPREHENSIVE INCOME	1,657	807	2,969	1,381
Less: Comprehensive income (loss) attributable to noncontrolling interests	193	(20)	188	(1)

COMPREHENSIVE INCOME ATTRIBUTABLE TO HESS CORPORATION	$1,464	$827	$2,781	$1,382

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,889	$1,095
Adjustments to reconcile net income to net cash provided by operating activities
Gains on asset sales	(1,799)	(36)
Depreciation, depletion and amortization	1,292	1,408
Asset impairments	—	59
Exploratory dry hole costs	68	126
Lease impairment	128	115
Stock compensation expense	34	37
Provision (benefit) for deferred income taxes	223	(55)
Income from discontinued operations	(117)	(16)
Changes in operating assets and liabilities	(721)	(556)

Cash provided by operating activities — continuing operations	1,997	2,177
Cash provided by operating activities — discontinued operations	69	51

Net cash provided by operating activities	2,066	2,228

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,981)	(3,793)
Proceeds from asset sales	3,799	132
Other, net	(105)	(42)

Cash provided by (used in) investing activities — continuing operations	713	(3,703)
Cash provided by (used in) investing activities — discontinued operations	(38)	(62)

Net cash provided by (used in) investing activities	675	(3,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) of debt with maturities of 90 days or less	(1,748)	1,697
Debt with maturities of greater than 90 days
Borrowings	185	403
Repayments	(877)	(408)
Cash dividends paid	(69)	(102)
Noncontrolling interests, net	(182)	—
Other, net	42	8

Cash provided by (used in) financing activities — continuing operations	(2,649)	1,598
Cash provided by (used in) financing activities — discontinued operations	(9)	(3)

Net cash provided by (used in) financing activities	(2,658)	1,595

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83	58
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	642	351

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$725	$409

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(In millions)
BALANCE AT JANUARY 1, 2013	$342	$3,524	$17,717	$(493)	$21,090	$113	$21,203
Net income			2,707		2,707	182	2,889
Other comprehensive income (loss)				74	74	6	80

Comprehensive income (loss)					2,781	188	2,969
Restricted common stock awards, net	1	24	—	—	25	—	25
Employee stock options, including income tax benefits	—	48	—	—	48	—	48
Performance share units	—	8	—	—	8	—	8
Cash dividends declared	—	—	(69)	—	(69)	—	(69)
Noncontrolling interests, net	—	—	14	—	14	(225)	(211)

BALANCE AT JUNE 30, 2013	$343	$3,604	$20,369	$(419)	$23,897	$76	$23,973

BALANCE AT JANUARY 1, 2012	$340	$3,417	$15,826	$(1,067)	$18,516	$76	$18,592
Net income			1,094		1,094	1	1,095
Other comprehensive income (loss)				288	288	(2)	286

Comprehensive income (loss)					1,382	(1)	1,381
Restricted common stock awards, net	2	24	—	—	26	—	26
Employee stock options, including income tax benefits	—	26	—	—	26	—	26
Performance share units	—	3	—	—	3	—	3
Cash dividends declared	—	—	(68)	—	(68)	—	(68)
Noncontrolling interests, net	—	—	2	—	2	(3)	(1)

BALANCE AT JUNE 30, 2012	$342	$3,470	$16,854	$(779)	$19,887	$72	$19,959

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation or Hess) consolidated financial position at June 30, 2013 and December 31, 2012 and the consolidated results of operations for the three and six month periods ended June 30, 2013 and 2012 and the consolidated cash flows for the six month periods ended June 30, 2013 and 2012. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

In March 2013, the Corporation announced an asset sales program that includes divesting its oil and gas properties in Indonesia and Thailand and its downstream businesses to continue the transformation into a more focused pure play exploration and production (E&P) company. The downstream businesses to be divested include the Corporation’s terminal, retail, energy marketing and energy trading operations. In July 2013, the Corporation announced an agreement to sell its energy marketing business. The Corporation has initiated a sales process for each of the remaining planned divestitures and anticipates completing the divestitures within one year of the announcement of the asset sales program. In February 2013, the Corporation ceased refining at its Port Reading facility, completing its exit from all refining operations. The results of the terminal, retail, energy marketing, energy trading and Port Reading refining operations (the “downstream businesses”) have been classified as discontinued operations for all periods presented. See Note 2, Discontinued Operations — Downstream Businesses and Note 14, Subsequent Event. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Corporation’s continuing operations.

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

2. Discontinued Operations — Downstream Businesses

As a result of the Corporation’s plans to divest its downstream businesses, the results of operations for these businesses have been reported as discontinued operations in the Statement of Consolidated Income and the related assets and liabilities have been classified as held for sale at June 30, 2013 in the Consolidated Balance Sheet. The downstream businesses were previously included in the Marketing and Refining segment.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales and other operating revenues and Income (loss) from discontinued operations for the downstream businesses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Sales and other operating revenues	$5,652	$5,991	$13,065	$12,791

Income (loss) from discontinued operations before income taxes	$31	$(6)	$175	$24
Provision (benefit) for income taxes	4	(1)	58	8

Income (loss) from discontinued operations, net of income taxes	27	(5)	117	16
Less: Net income (loss) attributable to noncontrolling interests	16	(17)	6	(8)

Net income (loss) from discontinued operations attributable to Hess Corporation	$11	$12	$111	$24

The following table presents the assets and liabilities of the discontinued downstream businesses that are classified as held for sale (in millions):

June 30, 2013
Accounts receivable	$2,138
Inventories	605
Investment in affiliates	177
Property, plant and equipment, net	1,221
Other assets	156

Total assets	$4,297

Accounts payable and accrued liabilities	$2,122
Other liabilities and deferred credits	130

Total liabilities	$2,252

The inventories of the downstream businesses consisted of $1,304 million of refined petroleum products and natural gas, less a last-in, first out (LIFO) adjustment of $801 million, and $102 million of merchandise. As a result of the cessation of refining operations at the Port Reading facility, in the first quarter of 2013, the Corporation recognized a gain of $218 million ($137 million after income taxes) relating to the liquidation of LIFO inventories and recorded additional depreciation of $80 million. The LIFO gain and additional depreciation were included in Income (loss) from discontinued operations.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Exit and Disposal Costs

The following table provides the components of and changes in the Corporation’s restructuring accruals:

	E&P	Corporate and Other	Downstream Businesses	Total
	(In millions)
Employee Severance
Balance at January 1, 2013	$—	$—	$—	$—
Provision	83	19	89	191 (a)
Payments	(8)	—	(2)	(10)

Balance at June 30, 2013	75	19	87	181

Facility and Other Exit Costs
Balance at January 1, 2013	—	—	—	—
Provision	9 (b)	—	35 (c)	44
Payments	(9)	—	(22)	(31)

Balance at June 30, 2013	—	—	13	13

Total restructuring accruals at June 30, 2013	$75	$19	$100	$194

(a)

Of the total employee severance charges for the six months ended June 30, 2013, $44 million was included in Operating costs and expenses, $15 million in Exploration expenses, $43 million in General and administrative expenses and $89 million in Income (loss) from discontinued operations. Total employee severance charges for the three months ended June 30, 2013 were $33 million, of which $10 million was included in Operating costs and expenses, $1 million in Exploration expenses, $2 million in General and administrative expenses and $20 million in Income (loss) from discontinued operations.

(b)	Included in General and administrative expenses.
(c)	Included in Income (loss) from discontinued operations.

The employee severance charges primarily resulted from the Corporation’s asset sales program announced in March 2013, which was initiated to continue its transformation to a more focused pure play E&P company. The severance charges were based on probable amounts incurred under ongoing severance arrangements or other statutory requirements, plus amounts earned through June 30, 2013 under enhanced benefit arrangements. The Corporation expects to incur additional enhanced benefit charges of approximately $80 million beyond the amounts accrued at June 30, 2013, of which $10 million relates to E&P, $25 million to Corporate and Other and $45 million to discontinued operations. These additional enhanced benefit charges will be recognized ratably over the estimated future service period required to earn the benefit. The Corporation’s estimate of employee severance costs could change due to a number of factors, including the number of employees that work through the requisite service date and the timing of when each divestiture occurs. The facility and other exit costs relate to the shutdown of Port Reading refining operations and contract termination and other costs resulting from the Corporation’s exit from Russian operations. The Corporation expects to incur approximately $35 million of additional costs at the Port Reading facility beyond the amounts accrued at June 30, 2013, to idle refinery equipment.

4. Dispositions

In April 2013, the Corporation completed the sale of its Russian subsidiary, Samara-Nafta, for cash proceeds of $2.1 billion after working capital and other adjustments. Based on the Corporation’s 90% interest in Samara-Nafta, net proceeds to Hess were approximately $1.9 billion. The transaction resulted in a nontaxable gain of $1,119 million after deducting the net book value of assets, including allocated goodwill of $148 million. After reduction of the noncontrolling interest holder’s share of $168 million, which is reflected in Net income (loss) attributable to noncontrolling interests, the net gain attributable to the Corporation was $951 million.

In the first quarter of 2013, the Corporation sold its interests in the Azeri-Chirag-Guneshli (ACG) fields (Hess 3%), offshore Azerbaijan in the Caspian Sea, and the associated Baku-Tbilisi-Ceyhan (BTC) oil transportation pipeline company (Hess 2%) for cash proceeds of $884 million. The transaction resulted in an after-tax gain of $360 million, after deducting the net book value of assets including allocated goodwill of $52 million. The Corporation also completed the sale of its

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

interests in the Beryl fields (Hess 22%) and the Scottish Area Gas Evacuation (SAGE) pipeline in the United Kingdom North Sea for cash proceeds of $442 million. The transaction resulted in an after-tax gain of $323 million, after deducting the net book value of assets including allocated goodwill of $48 million.

In January 2012, the Corporation completed the sale of its interest in the Snohvit Field (Hess 3%), a liquefied natural gas project offshore Norway, for cash proceeds of $132 million. The transaction resulted in an after-tax gain of $36 million.

5. Inventories

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
	(In millions)
Crude oil and other charge stocks	$293	$493
Refined petroleum products and natural gas	—	1,362
Less: LIFO	—	(1,123)

	293	732
Merchandise, materials and supplies	390	527

Total inventories	$683	$1,259

The inventories of the downstream businesses have been classified as Assets held for sale in the Consolidated Balance Sheet at June 30, 2013.

6. Property, Plant and Equipment

Assets Held for Sale

Exploration and Production: In March 2013, the Corporation approved a plan to divest its E&P assets in Thailand (comprising the Pailin (Hess 15%) and Sinphuhorm (Hess 35%) fields) and Indonesia (comprising the Pangkah (Hess 75%) and Natuna (Hess 23%) fields). At June 30, 2013, the book value of assets associated with these properties totaled $1,583 million, primarily consisting of the net property, plant and equipment balances and allocated goodwill of $170 million, which were reported as Assets held for sale. In addition, liabilities related to these properties totaled $412 million, primarily consisting of asset retirement obligations and deferred income taxes, which were reported in Liabilities associated with assets held for sale. At December 31, 2012, assets and liabilities related to the ACG and Beryl fields, which were divested in the first quarter of 2013, were classified as held for sale.

Downstream Businesses: As of June 30, 2013, the assets and liabilities of the downstream businesses have been classified as held for sale. In July 2013, the Corporation announced an agreement to sell its energy marketing business for $1,025 million before normal post-closing adjustments. See Note 2, Discontinued Operations — Downstream Businesses and Note 14, Subsequent Event.

Capitalized Exploratory Well Costs: The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the six months ended June 30, 2013 (in millions):

Balance at January 1	$2,259
Additions to capitalized exploratory well costs pending the determination of proved reserves	132
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(69)
Capitalized exploratory well costs charged to expense	(7)
Dispositions and other	(78)

Balance at end of period	$2,237

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The preceding table excludes exploratory dry hole costs of $61 million which were incurred and subsequently expensed in 2013. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,996 million at June 30, 2013. Approximately 42% of the capitalized well costs in excess of one year related to Block WA-390-P, offshore Western Australia, where development planning and commercial activities, including negotiations with potential liquefaction partners, are ongoing. Successful negotiation with a third party liquefaction partner is necessary before the Corporation can negotiate a gas sales agreement and sanction development of the project. Approximately 32% related to the Corporation’s Pony discovery on Block 468 in the deepwater Gulf of Mexico. In the third quarter of 2012, the Corporation signed an exchange agreement with partners of the adjacent Green Canyon Block 512, which contains the Knotty Head discovery. Under this agreement covering Blocks 468 and 512, Hess was appointed operator and has a 20% working interest in the blocks, now collectively referred to as Stampede. Field development planning is progressing and the project is targeted for sanction in 2014. Approximately 13% related to Area 54, offshore Libya, where the Corporation is pursuing commercial options. Approximately 8% related to offshore Ghana where the Corporation completed drilling its seventh successful exploration well in February 2013. Appraisal plans for the block were submitted to the Ghanaian government for approval in June 2013 and the Corporation has begun pre-development studies on the block. The remainder of the capitalized well costs in excess of one year related to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

Asset Impairments: In the second quarter of 2012, the Corporation recorded a charge of $59 million ($36 million after-tax) in the E&P segment to reduce the carrying value of certain exploration properties in the Eagle Ford shale in Texas that were part of an asset exchange with a joint venture partner.

7. Goodwill

The changes in the carrying amount of goodwill, all of which relate to the E&P segment, are as follows (in millions):

Balance at January 1, 2013	$2,208
Dispositions*	(339)

Balance at June 30, 2013	$1,869

*	Includes $170 million reclassified to Assets held for sale in the first quarter of 2013.

8. Debt

In the first six months of 2013, the Corporation repaid a net amount of $2,348 million under available credit facilities, which consisted of net repayments of $990 million on its short-term credit facilities, $758 million on the Corporation’s syndicated revolving credit facility and $600 million on its asset-backed credit facility. In addition, the Corporation repaid $92 million of other debt.

In the second quarter of 2013, the Corporation recorded a capital lease obligation totaling $98 million in conjunction with its commitment to acquire 50 gasoline stations that were previously held under operating leases. The Corporation repaid $60 million of this obligation on July 2, 2013.

9. Foreign Currency

Pre-tax foreign currency gains (losses) included in Other, net in the Statement of Consolidated Income amounted to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Pre-tax foreign currency gains (losses)	$(19)	$(14)	$(50)	$7

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Service cost	$17	$18	$37	$36
Interest cost	22	22	44	44
Expected return on plan assets	(36)	(29)	(69)	(58)
Amortization of net loss	13	21	34	42

Pension expense	$16	$32	$46	$64

During the first quarter of 2013, the Corporation’s pension and other postretirement plans were impacted by a significant reduction in the expected future service from active participants due to the Corporation’s announced asset sales program. The impact of the resulting curtailment and remeasurement was a reduction of approximately $245 million in the Corporation’s accrued benefit plan liabilities and pre-tax unrecognized actuarial losses recorded in Accumulated other comprehensive income (loss). As a result, the Corporation’s full year 2013 pension expense is now estimated to be approximately $80 million, of which approximately $60 million relates to the amortization of unrecognized net actuarial losses.

In 2013, the Corporation expects to contribute approximately $140 million to its funded pension plans. Through June 30, 2013, the Corporation contributed approximately $70 million of this amount.

11. Weighted Average Common Shares

The net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Income from continuing operations, net of income taxes	$1,589	$540	$2,772	$1,079
Less: Net income attributable to noncontrolling interests	169	3	176	9

Net income from continuing operations attributable to Hess Corporation	1,420	537	2,596	1,070

Income (loss) from discontinued operations, net of income taxes	27	(5)	117	16
Less: Net income (loss) attributable to noncontrolling interests	16	(17)	6	(8)

Net income (loss) from discontinued operations attributable to Hess Corporation	11	12	111	24

Net income attributable to Hess Corporation	$1,431	$549	$2,707	$1,094

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Weighted average common shares outstanding:
Basic	340.1	338.5	339.6	338.2
Effect of dilutive securities
Restricted common stock	1.1	0.9	1.3	1.0
Stock options	1.9	1.0	1.6	1.2
Performance share units	0.9	—	0.9	—

Diluted	344.0	340.4	343.4	340.4

Net income attributable to Hess Corporation per share:
Basic:
Continuing operations	$4.18	$1.58	$7.64	$3.17
Discontinued operations	0.03	0.04	0.33	0.07

Net income per share	$4.21	$1.62	$7.97	$3.24

Diluted:
Continuing operations	$4.13	$1.58	$7.56	$3.14
Discontinued operations	0.03	0.03	0.32	0.07

Net income per share	$4.16	$1.61	$7.88	$3.21

The Corporation granted 1,205,569 shares of restricted stock and 279,093 performance share units (PSUs) during the six month period ended June 30, 2013 and 1,525,646 shares of restricted stock and 415,773 PSUs for the same period in 2012. The weighted average common shares used in the diluted earnings per share calculations exclude the effect of 3,793,948 and 5,091,024 out-of-the-money stock options for the three and six months ended June 30, 2013, respectively, as well as 8,144,000 and 7,509,000 out-of-the-money stock options for three and six months ended 2012, respectively, and 408,122 of PSUs for the three and six months ended June 30, 2012.

12. Segment Information

The Corporation is an E&P company that develops, produces, purchases, transports and sells crude oil and natural gas. The Corporation also purchases, markets and trades refined petroleum products, natural gas and electricity through its downstream businesses. In the first quarter of 2013, the Corporation announced plans to divest the downstream businesses, which were previously included in the Marketing and Refining operating segment. Accordingly, the results of operations for the downstream businesses have been classified as discontinued operations. With this change the Corporation now has one operating segment, Exploration and Production, and a Corporate and Other segment, which is primarily comprised of corporate and interest expenses.

The Corporation’s results by operating segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Operating revenues: Exploration and Production	$3,011	$3,324	$6,477	$6,220

Net income (loss) attributable to Hess Corporation:
Exploration and Production	$1,533	$644	$2,819	$1,279
Corporate and Other	(113)	(107)	(223)	(209)

Income from continuing operations	1,420	537	2,596	1,070
Discontinued operations — Downstream businesses	11	12	111	24

Total	$1,431	$549	$2,707	$1,094

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by operating segment were as follows:

	June 30, 2013	December 31, 2012
	(In millions)
Exploration and Production	$35,998	$37,687
Corporate and Other	937	813
Discontinued operations - Downstream businesses	4,493	4,941

Total	$41,428	$43,441

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gross volumes of the Corporate risk management derivative contracts outstanding were as follows:

	June 30, 2013	December 31, 2012
Commodity, primarily crude oil (millions of barrels)	17	1
Foreign exchange (millions of U.S. Dollars)	$447	$1,285
Interest rate swaps (millions of U.S. Dollars)	$865	$880

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

Realized gains from E&P hedging activities increased Sales and other operating revenues by $52 million and $34 million for the three and six months ended June 30, 2013, respectively ($33 million and $22 million after-taxes, respectively). Realized losses from E&P hedging activities decreased Sales and other operating revenues by $141 million and $385 million for the three and six months ended June 30, 2012, respectively ($89 million and $240 million after-taxes, respectively). At June 30, 2013, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to Brent crude oil hedges were $63 million, which will be reclassified into earnings during the remainder of 2013 as the hedged crude oil sales are recognized in earnings. The ineffectiveness from Brent crude oil hedges, recognized immediately in Sales and other operating revenues, resulted in gains of $3 million for both the three months ended June 30, 2013 and 2012, and a gain of $18 million and a loss of $8 million for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013 and December 31, 2012, the Corporation had interest rate swaps with gross notional amounts of $865 million and $880 million, respectively, which were designated as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. For the three months ended June 30, 2013 and 2012, the Corporation recorded a decrease of $23 million and an increase of $13 million, respectively and a decrease of $28 million and an increase of $10 million (excluding accrued interest) for the six months ended June 30, 2013 and 2012, respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Gains or losses on foreign exchange contracts that are not designated as hedges are recognized immediately in Other, net in Revenues and non-operating income in the Statement of Consolidated Income. Net realized and unrealized pre-tax gains and losses on foreign exchange contracts amounted to losses of $7 million and $22 million for the three months ended June 30, 2013 and 2012, respectively and a loss of $40 million and a gain of $4 million for the six months ended June 30, 2013 and 2012, respectively.

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

The gross volumes of the Corporation’s energy marketing commodity contracts outstanding were as follows:

	June 30, 2013	December 31, 2012
Crude oil and refined petroleum products (millions of barrels)	20	26
Natural gas (millions of mcf*)	3,028	2,938
Electricity (millions of megawatt hours)	243	278

*	One mcf represents one thousand cubic feet.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges, as well as revenues from the sales contracts, supply contract purchases and net settlements from financial derivatives related to these energy marketing activities, are recognized currently in Income (loss) from discontinued operations in the Statement of Consolidated Income. Net realized and unrealized pre-tax gains and losses on derivative contracts not designated as hedges amounted to gains of $44 million and $24 million for the three months ended June 30, 2013 and 2012, respectively and $76 million and $79 million for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, a portion of energy marketing commodity contracts was designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The Corporation recorded the effective portion of changes in the fair value of cash flow hedges as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and then reclassified amounts to Income (loss) from discontinued operations in the Statement of Consolidated Income as the hedged transactions are recognized in earnings. After-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income (loss) were $9 million at June 30, 2013 and $22 million at December 31, 2012. All energy marketing cash flow hedges outstanding as of June 30, 2013 are expected to be reclassified into Income (loss) from discontinued operations over the next twelve months.

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

The gross volumes of derivative contracts outstanding relating to trading activities were as follows:

	June 30, 2013	December 31, 2012
Commodity
Crude oil and refined petroleum products (millions of barrels)	1,649	1,179
Natural gas (millions of mcf)	3,748	3,377
Electricity (millions of megawatt hours)	8	19
Foreign exchange (millions of U.S. Dollars)	$117	$412
Other
Interest rate (millions of U.S. Dollars)	$99	$167
Equity securities (millions of shares)	16	14

Pre-tax unrealized and realized gains (losses) recorded in Income (loss) from discontinued operations in the Statement of Consolidated Income from trading activities amounted to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Commodity	$54	$(25)	$47	$8
Foreign exchange	1	2	1	2
Other	2	(2)	8	(1)

Total	$57	$(25)	$56	$9

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements: The Corporation generally enters into master netting arrangements to mitigate legal and counterparty credit risk. Master netting arrangements are generally accepted overarching master contracts that govern all individual transactions with the same counterparty entity as a single legally enforceable agreement. The United States Bankruptcy Code provides for the enforcement of certain termination and netting rights under certain types of contracts upon the bankruptcy filing of a counterparty, commonly known as the “safe harbor” provisions. If a master netting arrangement provides for termination and netting upon the counterparty’s bankruptcy, these rights are generally enforceable with respect to “safe harbor” transactions. If these arrangements provide the right of offset and the Corporation’s intent and practice is to offset amounts in the case of such a termination, the Corporation’s policy is to record the fair value of derivative assets and liabilities on a net basis.

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
	(In millions)
June 30, 2013
Assets
Derivative contracts
Commodity	$3,600	$(2,673)	$(21)	$906	$(29)	$877
Interest rate and other	60	(8)	—	52	(16)	36
Counterparty netting	—	(105)	—	(105)	—	(105)

Total derivative contracts	$3,660	$(2,786)	$(21)	$853	$(45)	$808

Liabilities
Derivative contracts
Commodity	$(3,484)	$2,673	$141	$(670)	$29	$(641)
Other	(21)	8	—	(13)	16	3
Counterparty netting	—	105	—	105	—	105

Total derivative contracts	$(3,505)	$2,786	$141	$(578)	$45	$(533)

December 31, 2012
Assets
Derivative contracts
Commodity	$3,253	$(2,661)	$(34)	$558	$(45)	$513
Interest rate and other	100	(8)	—	92	(6)	86
Counterparty netting	—	(81)	—	(81)	—	(81)

Total derivative contracts	$3,353	$(2,750)	$(34)	$569	$(51)	$518

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts	Gross Amounts
	Gross Amounts	Physical Derivative and Financial Instruments	Cash Collateral*	Presented in the Consolidated Balance Sheet	Not Offset in the Consolidated Balance Sheet	Net Amount
	(i)	(ii)	(ii)	(iii) = (i) + (ii)	(iv)	(v) = (iii) + (iv)
	(In millions)
December 31, 2012
Liabilities
Derivative contracts
Commodity	$(3,312)	$2,661	$5	$(646)	$45	$(601)
Other	(10)	8	—	(2)	6	4
Counterparty netting	—	81	—	81	—	81

Total derivative contracts	$(3,322)	$2,750	$5	$(567)	$51	$(516)

*	There is no cash collateral that was not offset in the Consolidated Balance Sheet.

Included in net assets and liabilities that were offset in the Consolidated Balance Sheet as reflected in column (iii) of the table above were the assets and liabilities related to the Corporation’s discontinued operations in the amounts of $659 million and $567 million as of June 30, 2013, respectively ($483 million and $565 million as of December 31, 2012). The amounts at June 30, 2013 were classified as held for sale in the Consolidated Balance Sheet. The remainder of net assets and liabilities that were offset in the Consolidated Balance Sheet as reflected in column (iii) of the table above, related to the Corporation’s continuing operations and were included in Accounts receivable — Trade and Accounts payable, respectively.

The table below reflects the gross and net fair values of the corporate and energy marketing risk management and trading derivative instruments:

	Accounts Receivable	Accounts Payable
	(In millions)
June 30, 2013
Derivative contracts designated as hedging instruments
Commodity	$159	$(18)
Interest rate and other	45	(2)

Total derivative contracts designated as hedging instruments	204	(20)

Derivative contracts not designated as hedging instruments*
Commodity	3,441	(3,466)
Foreign exchange	1	(10)
Other	14	(9)

Total derivative contracts not designated as hedging instruments	3,456	(3,485)

Gross fair value of derivative contracts	3,660	(3,505)
Master netting arrangements	(2,786)	2,786
Cash collateral (received) posted	(21)	141

Net fair value of derivative contracts	$853	$(578)

*	Includes trading derivatives and derivatives used for risk management.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Accounts Receivable	Accounts Payable
	(In millions)
December 31, 2012
Derivative contracts designated as hedging instruments
Commodity	$65	$(124)
Interest rate and other	72	(2)

Total derivative contracts designated as hedging instruments	137	(126)

Derivative contracts not designated as hedging instruments*
Commodity	3,188	(3,188)
Foreign exchange	14	—
Other	14	(8)

Total derivative contracts not designated as hedging instruments	3,216	(3,196)

Gross fair value of derivative contracts	3,353	(3,322)
Master netting arrangements	(2,750)	2,750
Cash collateral (received) posted	(34)	5

Net fair value of derivative contracts	$569	$(567)

*	Includes trading derivatives and derivatives used for risk management.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the Corporation’s net physical derivative and financial assets and (liabilities) that are measured at fair value based on this hierarchy:

				Counterparty
	Level 1	Level 2	Level 3	netting	Collateral	Balance
	(In millions)
June 30, 2013
Assets
Derivative contracts
Commodity	$61	$753	$161	$(48)	$(21)	$906
Interest rate and other	6	45	1	—	—	52
Collateral and counterparty netting	(3)	(101)	(1)	—	—	(105)

Total derivative contracts	64	697	161	(48)	(21)	853
Other assets measured at fair value on a recurring basis	1	—	—	—	—	1

Total assets measured at fair value on a recurring basis	$65	$697	$161	$(48)	$(21)	$854	(a)

Liabilities
Derivative contracts
Commodity	$(234)	$(570)	$(55)	$48	$141	$(670)
Other	(2)	(11)	—	—	—	(13)
Collateral and counterparty netting	3	101	1	—	—	105

Total derivative contracts	(233)	(480)	(54)	48	141	(578)
Other liabilities measured at fair value on a recurring basis	(17)	—	—	—	—	(17)

Total liabilities measured at fair value on a recurring basis	$(250)	$(480)	$(54)	$48	$141	$(595	)(b)

Other fair value measurement disclosures Long-term debt	$—	$(6,692)	$—	$—	$—	$(6,692)

(a)	Includes a total of $1 million of Commodity Level 1 assets and $193 million of Commodity and Interest rate and other Level 2 assets that relate to corporate risk management activities.
(b)	Includes $11 million of Other Level 2 liabilities that relate to corporate risk management activities.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Counterparty
	Level 1	Level 2	Level 3	netting	Collateral	Balance
	(In millions)
December 31, 2012
Assets
Derivative contracts
Commodity	$94	$445	$243	$(190)	$(34)	$558
Interest rate and other	6	86	1	(1)	—	92
Collateral and counterparty netting	(23)	(54)	(4)	—	—	(81)

Total derivative contracts	77	477	240	(191)	(34)	569
Other assets measured at fair value on a recurring basis	5	49	—	(2)	—	52

Total assets measured at fair value on a recurring basis	$82	$526	$240	$(193)	$(34)	$621

Liabilities
Derivative contracts
Commodity	$(83)	$(657)	$(101)	$190	$5	$(646)
Other	(1)	(2)	—	1	—	(2)
Collateral and counterparty netting	23	54	4	—	—	81

Total derivative contracts	(61)	(605)	(97)	191	5	(567)
Other liabilities measured at fair value on a recurring basis	(40)	(2)	(2)	2	—	(42)

Total liabilities measured at fair value on a recurring basis	$(101)	$(607)	$(99)	$193	$5	$(609)

Other fair value measurement disclosures Long-term debt	$—	$(8,887)	$—	$—	$—	$(8,887)

The following table provides net transfers into and out of each level of the fair value hierarchy:
			Three Months Ended June 30,		Six Months Ended June 30,
			2013	2012	2013	2012
			(In millions)
Transfers into Level 1			$(18)	$155	$(19)	$159
Transfers out of Level 1			62	257	62	248

			$44	$412	$43	$407

Transfers into Level 2			$(92)	$(342)	$(92)	$(293)
Transfers out of Level 2			19	(138)	18	(157)

			$(73)	$(480)	$(74)	$(450)

Transfers into Level 3			$—	$23	$2	$50
Transfers out of Level 3			29	45	29	(7)

			$29	$68	$31	$43

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

The following table provides changes in physical derivatives and financial assets and (liabilities) that are measured at fair value based on Level 3 inputs, which are all related to discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Balance at beginning of period	$70	$(268)	$141	$(143)
Unrealized pre-tax gains (losses) (a)	2	120	(61)	(3)
Purchases (b)	12	10	40	230
Sales (b)	(8)	(23)	(31)	(257)
Settlements (c)	2	180	(13)	217
Transfers into Level 3	—	23	2	50
Transfers out of Level 3	29	45	29	(7)

Balance at end of period	$107	$87	$107	$87

(a)

Includes unrealized pre-tax gains of $43 million recorded in Other comprehensive income for the three and six months ended June 30, 2012. The remainder of the unrealized pre-tax gains (losses) were recorded in Income (loss) from discontinued operations in the Statement of Consolidated Income.

(b)

Purchases and sales primarily represent option premiums paid or received, respectively, during the reporting period and are reflected in Income (loss) from discontinued operations in the Statement of Consolidated Income.

(c)

Settlements represent realized gains and losses on derivatives settled during the reporting period and are reflected in Income (loss) from discontinued operations in the Statement of Consolidated Income.

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

	Unit of	Range /
	Measurement	Weighted Average
June 30, 2013
Assets
Commodity contracts with a fair value of $161 million (a)
Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$ 85.41 - 115.59 / 111.66
Electricity	$ / MWH (d)	$ 24.87 - 86.36 / 47.26

Basis prices
Natural gas	$ / MMBTU (e)	$ (1.10) - 6.39 / 0.10

Contract volatilities
Crude oil and refined petroleum products	%	16.00 - 21.00 / 17.00
Natural gas	%	19.00 - 32.00 / 22.00
Electricity	%	16.00 - 38.00 / 24.00

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Unit of Measurement	Range / Weighted Average
June 30, 2013
Liabilities
Commodity contracts with a fair value of $55 million (b) Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$ 92.86 - 116.04 / 112.67
Electricity	$ / MWH (d)	$ 29.24 - 82.45 / 46.73

Basis prices
Natural gas	$ / MMBTU (e)	$ (1.10) - 6.39 / 0.06

Contract volatilities
Crude oil and refined petroleum products	%	16.00 - 21.00 / 17.00
Natural gas	%	19.50 - 29.00 / 20.00

December 31, 2012
Assets
Commodity contracts with a fair value of $243 million Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$ 79.35 - 144.27 / 113.06
Electricity	$ / MWH (d)	$ 23.37 - 79.27 / 40.81

Basis prices
Natural gas	$ / MMBTU (e)	$ (0.47) - 6.66 / 0.39

Contract volatilities
Crude oil and refined petroleum products	%	23.00 - 27.00 / 26.00
Natural gas	%	21.00 - 36.00 / 25.00
Electricity	%	18.00 - 40.00 / 28.00

Liabilities
Commodity contracts with a fair value of $101 million Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$ 83.49 - 133.38 / 109.94
Electricity	$ / MWH (d)	$ 25.01 - 72.60 / 40.38

Basis prices
Natural gas	$ / MMBTU (e)	$ (0.72) - 6.66 /1.26

Contract volatilities
Crude oil and refined petroleum products	%	24.00 - 27.00 / 26.00
Natural gas	%	21.00 - 28.00 / 22.00

(a)	Included in Assets held for sale.
(b)	Included in Liabilities associated with assets held for sale.
(c)	Price per barrel.
(d)	Price per megawatt hour.
(e)	Price per million British thermal unit.
Note:	Fair value measurement for all recurring inputs was performed using a combination of income and market approach techniques.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. The Corporation’s net Accounts receivable — Trade at June 30, 2013 are concentrated with the following counterparty and customer industry segments: Integrated Oil Companies — 48%, Financial Institutions — 23%, Refiners — 16% and Government Entities — 10%. As of December 31, 2012, the Corporation’s net Accounts receivable were concentrated as follows: Integrated Oil Companies — 23%, Refiners — 15%, Government Entities — 11%, Real Estate — 8%, Services — 8% and Manufacturing — 6%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At June 30, 2013 and December 31, 2012, the Corporation held cash from counterparties of $21 million and $34 million, respectively. The Corporation posted cash to counterparties at June 30, 2013 and December 31, 2012, of $141 million and $5 million, respectively.

At June 30, 2013, the Corporation had outstanding letters of credit totaling $593 million ($746 million at December 31, 2012), primarily issued to satisfy margin requirements (approximately $470 million related to discontinued operations at June 30, 2013). Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of June 30, 2013, the net liability related to both realized and unrealized derivative contracts with contingent collateral provisions was approximately $212 million, primarily related to discontinued operations ($435 million at December 31, 2012). There was no cash collateral posted on those derivatives at June 30, 2013 or December 31, 2012. At June 30, 2013 and at December 31, 2012, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of June 30, 2013, the Corporation would be required to post additional collateral of approximately $145 million ($275 million at December 31, 2012).

14. Subsequent Event

In July 2013, the Corporation announced an agreement to sell its energy marketing business for $1,025 million before normal post-closing adjustments. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the fourth quarter of 2013.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In March 2013, Hess Corporation (the Corporation) announced an asset sales program that includes divesting its oil and gas properties in Indonesia and Thailand and its downstream businesses to continue the transformation into a more focused pure play exploration and production (E&P) company. The downstream businesses to be divested include the Corporation’s terminal, retail, energy marketing and energy trading operations. In February 2013, the Corporation ceased refining at its Port Reading facility, completing its exit from all refining operations. In July 2013, the Corporation announced an agreement to sell its energy marketing business.

Other actions announced by the Corporation in March 2013 included repaying debt, establishing a $1 billion cash cushion and returning capital to shareholders through a 150% increase in its annual dividend to $1 per common share commencing in the third quarter of 2013 and a board authorized plan to repurchase up to $4 billion in Hess common stock. To date in 2013, the Corporation has used proceeds from completed divestitures to repay debt as well as begin to build the cash cushion. With the announcement of an agreement to sell the energy marketing business, the Corporation is now in a position to commence the share repurchase program. The Corporation also plans to monetize its Bakken infrastructure assets by 2015 and return additional cash to shareholders.

The Corporation has sold several oil and gas assets to focus its E&P portfolio on lower risk and higher growth assets. During 2012 and the first half of 2013, the Corporation completed the sale of its interests in the Beryl, Bittern and Schiehallion fields in the United Kingdom North Sea, the Azeri-Chirag-Guneshli (ACG) fields, offshore Azerbaijan in the Caspian Sea, the Snohvit Field, offshore Norway, the Eagle Ford shale play in Texas as well as its subsidiary, Samara-Nafta, located in the Volga-Urals region of Russia.

The Corporation’s crude oil and natural gas production was 341,000 barrels of oil equivalent per day (boepd) and 365,000 boepd in the second quarter and first six months of 2013, respectively and 429,000 boepd and 413,000 boepd for the same periods in 2012. The comparative pro forma production of the E&P portfolio excluding the assets sold in 2012 and in the first six months of 2013, as well as those classified as held for sale at June 30, 2013, would have been 290,000 boepd and 291,000 boepd for the second quarter and first six months of 2013 and 305,000 boepd and 292,000 boepd for the same periods in 2012.

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

Second Quarter Results

The Corporation reported net income of $1,431 million in the second quarter of 2013, compared with $549 million in the second quarter of 2012. Excluding items affecting comparability of earnings between periods on page 26, earnings for the second quarter of 2013 and 2012 were $520 million and $585 million, respectively.

Exploration and Production

E&P earnings were $1,533 million in the second quarter of 2013 compared with $644 million in the second quarter of 2012. Second quarter 2013 results included $933 million from items affecting comparability of earnings primarily due to a gain on the sale of the Corporation’s Russian subsidiary. In the second quarter of 2013, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $97.89 per barrel up from $86.86 per barrel in the second quarter of 2012. The Corporation’s average worldwide natural gas selling price was $6.44 per thousand cubic feet (mcf) in the second quarter of 2013, compared with $5.94 per mcf in the second quarter of 2012. Worldwide crude oil and natural gas production was 341,000 boepd in the second quarter of 2013 and 429,000 boepd in the same period of 2012. Full year production for 2013 is expected to be 340,000 boepd to 355,000 boepd, down from the beginning of year forecast of 375,000 boepd to 390,000 boepd, primarily due to the earlier than anticipated sale of the Corporation’s Russian subsidiary. The production volumes for 2013 may be further impacted by the timing of the remaining planned asset sales. The comparative expected pro forma 2013 production range for the E&P portfolio, excluding the assets sold in the first half of 2013 and those classified as held for sale at June 30, 2013, is 290,000 boepd to 305,000 boepd.

PART I — FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of E&P activities during the second quarter of 2013:

•

In North Dakota, net production from the Bakken oil shale play averaged 64,000 boepd for the second quarter of 2013, an increase of 16% from 55,000 boepd in the second quarter of 2012. Full year 2013 Bakken production is expected to be between 64,000 boepd and 70,000 boepd. During the second quarter, 42 wells were brought on production, bringing the year-to-date total to 72 wells. Drilling and completion costs per operated well averaged $8.4 million in the second quarter of 2013, an improvement of 28% or $3.2 million per well, versus second quarter 2012.

•

At the Valhall Field in Norway (Hess 64%) net production averaged 13,000 boepd in the second quarter of 2013, compared with 23,000 boepd in the same period last year. After a planned maintenance shutdown in June at a third party processing facility, the Valhall Field restarted on July 1, 2013 and production is expected to ramp up in the third quarter as new wells are brought online. Full year 2013 net production for Valhall is expected to be in the lower end of the guidance range of 24,000 boepd to 28,000 boepd.

•

In the North Malay Basin, development activities on the early production system are progressing and the project is on track to achieve first production in the fourth quarter of 2013. During the second quarter, the jacket and topsides were installed, and the Floating, Production, Storage and Offloading vessel arrived on-location. The five well development drilling program commenced in June 2013 and is expected to be completed by the end of the year.

•

The Corporation completed drilling the second production well at the Tubular Bells Field, spud the third production well and continued facilities construction. First oil from this development in the deepwater Gulf of Mexico is anticipated in mid-2014.

•

In June 2013, the Corporation submitted appraisal plans to the government for the Deepwater Tano Cape Three Points Block, offshore Ghana. The government is currently reviewing the plans and the Corporation is awaiting final approval.

•

In April 2013, the Corporation completed the sale of its Russian subsidiary, Samara-Nafta, for cash proceeds of $2.1 billion after working capital and other adjustments. Based on its 90% interest in Samara-Nafta, net proceeds to the Corporation were approximately $1.9 billion. The Corporation recorded a total nontaxable gain on the sale of $1,119 million. After reduction of the noncontrolling interest share of $168 million, the net gain on sale attributable to the Corporation was $951 million. Samara-Nafta produced approximately 50,000 boepd at the time of sale and had 82 million barrels of oil equivalent (boe) of proved reserves at December 31, 2012.

•

In May 2013, the Corporation completed the sale of its interests in the Eagle Ford shale in Texas for total cash proceeds of $280 million. The assets were producing at an aggregate rate of approximately 5,000 boepd at the time of sale and had 3 million boe of proved reserves at December 31, 2012.

•

In the emerging Utica shale play, the Corporation continued its appraisal program. In the second quarter of 2013, ten wells were drilled, three wells were completed and three wells were flow tested. During the second quarter, the Corporation also reached an agreement with its joint venture partner relating to its ongoing title verification efforts. This agreement reduced the gross joint venture acreage by approximately 65,000 acres, to approximately 132,000 acres, and the Corporation’s total carry obligation from $534 million to $335 million.

Discontinued Operations — Downstream Businesses

Due to the Corporation’s plan to divest its downstream businesses, the results of these businesses are shown as discontinued operations and all comparative periods have been recast to reflect this change. Earnings of the downstream businesses were $11 million in the second quarter of 2013, compared with $12 million in the same period in 2012. Second quarter 2013 results included after-tax severance charges and facility exit costs totaling $21 million, which affect the comparability of earnings between periods.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations

The after-tax earnings (losses) by major operating activity are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Exploration and Production	$1,533	$644	$2,819	$1,279
Corporate and Other	(113)	(107)	(223)	(209)

Continuing operations	1,420	537	2,596	1,070
Discontinued operations — Downstream businesses	11	12	111	24

Net income attributable to Hess Corporation	$1,431	$549	$2,707	$1,094

Net income attributable to Hess Corporation per share (diluted):
Continuing operations	$4.13	$1.58	$7.56	$3.14
Discontinued operations — Downstream businesses	0.03	0.03	0.32	0.07

Net income per share	$4.16	$1.61	$7.88	$3.21

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods.  The items in the table below are explained and the pre-tax amounts are shown on pages 31 to 34.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Exploration and Production	$933	$(36)	$1,521	$—
Corporate and Other	(1)	—	(12)	—

Total items affecting comparability of earnings from continuing operations	932	(36)	1,509	—
Discontinued operations — Downstream businesses	(21)	—	9	—

Total items affecting comparability of earnings between periods	$911	$(36)	$1,518	$—

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Sales and other operating revenues	$3,011	$3,324	$6,477	$6,220
Gains on asset sales	1,111	—	1,799	36
Other, net	(18)	1	(53)	28

Total revenues and non-operating income	4,104	3,325	8,223	6,284

Cost and Expenses
Cost of products sold (excluding items shown separately below)	421	332	1,017	602
Operating costs and expenses	510	550	1,095	1,085
Production and severance taxes	97	127	227	265
Exploration expenses, including dry holes and lease impairment	200	196	419	449
General and administrative expenses	87	79	172	144
Depreciation, depletion and amortization	609	743	1,285	1,402
Asset impairments	—	59	—	59

Total costs and expenses	1,924	2,086	4,215	4,006

Results of operations before income taxes	2,180	1,239	4,008	2,278
Provision for income taxes	478	592	1,013	990

Net income	1,702	647	2,995	1,288
Less: Net income attributable to noncontrolling interests	169	3	176	9

Net income attributable to Hess Corporation	$1,533	$644	$2,819	$1,279

After considering the E&P items affecting comparability of earnings between periods in the table on page 32, the remaining changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, exploration expenses and income taxes as described below.

Selling prices: Higher average realized selling prices, primarily for crude oil, including the effects of hedging, and natural gas, increased E&P revenues in the second quarter and first six months of 2013, respectively, compared with the corresponding periods in 2012.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

The Corporation’s average selling prices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Crude oil — per barrel (including hedging)
United States
Onshore	$89.97	$83.09	$89.71	$85.59
Offshore	106.71	102.83	107.11	103.26
Total United States	97.20	91.97	97.12	93.81

Europe	77.14	76.20	68.37	78.05
Africa	106.15	89.01	107.94	88.91
Asia	105.27	105.89	109.30	110.70
Worldwide	97.89	86.86	96.08	88.23

Crude oil — per barrel (excluding hedging)
United States
Onshore	$88.91	$83.28	$89.37	$86.99
Offshore	103.43	103.72	106.03	107.20
Total United States	95.18	92.48	96.46	96.39

Europe	75.22	76.58	67.80	79.45
Africa	102.78	105.72	106.88	111.78
Asia	105.27	106.17	109.30	113.67
Worldwide	95.45	91.83	95.34	95.72

Natural gas liquids — per barrel
United States
Onshore	$38.84	$43.80	$41.21	$48.06
Offshore	27.81	36.43	27.80	40.16
Total United States	34.57	40.75	35.97	44.92

Europe	53.16	66.15	52.58	81.20
Asia	66.90	75.16	72.68	82.02
Worldwide	36.28	45.56	37.49	52.78

Natural gas — per mcf
United States
Onshore	$3.19	$1.50	$3.03	$1.66
Offshore	3.17	1.59	2.86	1.63
Total United States	3.18	1.55	2.94	1.64

Europe	9.99	9.98	9.08	9.69
Asia and other	7.39	6.61	7.57	6.69
Worldwide	6.44	5.94	6.53	6.08

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Realized gains from E&P hedging activities increased Sales and other operating revenues by $52 million and $34 million for the three and six months ended June 30, 2013, respectively ($33 million and $22 million after-taxes, respectively). Realized losses from E&P hedging activities decreased Sales and other operating revenues by $141 million and $385 million for the three and six months ended June 30, 2012, respectively ($89 million and $240 million after-taxes, respectively).

The ineffectiveness from Brent crude oil hedges, recognized immediately in Sales and other operating revenues, resulted in gains of $3 million for both the three months ended June 30, 2013 and 2012, and a gain of $18 million and a loss of $8 million for the six months ended June 30, 2013 and 2012, respectively.

Production and sales volumes: The Corporation’s crude oil and natural gas production was 341,000 boepd and 365,000 boepd in the second quarter and first six months of 2013, respectively and 429,000 boepd and 413,000 boepd for the same periods in 2012. Full year production for 2013 is expected to be 340,000 boepd to 355,000 boepd, down from the beginning of year forecast of 375,000 boepd to 390,000 boepd, primarily due to the earlier than anticipated sale of the Corporation’s Russian subsidiary.

The Corporation’s net daily worldwide production by region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Crude oil — barrels per day
United States
Bakken	52	47	52	42
Other Onshore	11	13	12	13

Total Onshore	63	60	64	55
Offshore	48	49	48	47

Total United States	111	109	112	102

Europe	33	98	49	96
Africa	73	79	75	75
Asia	9	18	13	17

Total	226	304	249	290

Natural gas liquids — barrels per day
United States
Bakken	6	4	6	3
Other Onshore	4	5	4	6

Total Onshore	10	9	10	9
Offshore	6	6	7	6

Total United States	16	15	17	15

Europe	1	3	—	3
Asia	1	1	1	1

Total	18	19	18	19

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Natural gas — mcf per day
United States
Bakken	39	23	37	20
Other Onshore	27	26	27	25

Total Onshore	66	49	64	45
Offshore	75	72	73	65

Total United States	141	121	137	110

Europe	15	53	14	57
Asia and other	427	465	437	458

Total	583	639	588	625

Barrels of oil equivalent per day*	341	429	365	413

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table on page 28.

United States: Crude oil and natural gas production in the United States was higher in the second quarter and first six months of 2013, compared to the corresponding periods in 2012, mainly due to higher production from the Bakken oil shale play as well as the Llano Field following the successful workover of a well that returned to production in the second quarter of 2012.

Europe: Production was lower in the second quarter and first six months of 2013 compared to the same periods in 2012, primarily due to asset sales. The Bittern and Schiehallion fields in the United Kingdom North Sea were sold in the second half of 2012. The Beryl fields, also in the United Kingdom North Sea, which were producing at an aggregate net rate of approximately 10,000 boepd at the time of sale, were sold in the first quarter of 2013, and the Corporation’s Russian subsidiary, which was producing approximately 50,000 boepd at the time of sale, was sold in April 2013. Production was also lower as a result of downtime at the Valhall Field, offshore Norway, which was shut-in by the operator from July 2012 until late January 2013 for completion of a redevelopment project and again for the month of June due to planned maintenance at a third party processing facility.

Africa: Crude oil production in Africa was lower in the second quarter of 2013, compared to the corresponding period in 2012, primarily due to decline and downtime at the Okume Complex, offshore Equatorial Guinea, together with lower entitlement to Algerian production, partially offset by new production from the Ceiba Field, offshore Equatorial Guinea.

Asia and other: Crude oil production was lower in the second quarter and first six months of 2013 compared to the corresponding periods in 2012, mainly due to the sale of the Corporation’s interest in the Azeri-Chirag-Guneshli (ACG) fields in Azerbaijan. The assets were producing at a net rate of approximately 6,000 boepd at the time of sale. Natural gas production was lower in the second quarter and first six months of 2013 compared to the same periods in 2012, due to lower production entitlement at the Joint Development Area of Malaysia/Thailand (JDA) together with lower production at the Pangkah Field in Indonesia following the facility’s shutdown for planned maintenance in the second quarter of 2013.

Sales volumes: Lower crude oil and natural gas sales volumes decreased revenues in the second quarter and first six months of 2013 compared to the same periods in 2012.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

The Corporation’s worldwide sales volumes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Crude oil — barrels	21,180	28,373	45,947	51,425
Natural gas liquids — barrels	1,593	1,639	3,240	3,394
Natural gas — mcf	52,969	58,315	106,631	113,757

Barrels of oil equivalent*	31,601	39,732	66,959	73,779

Crude oil — barrels per day	233	312	254	282
Natural gas liquids — barrels per day	18	18	18	19
Natural gas — mcf per day	582	641	589	625

Barrels of oil equivalent per day*	347	437	370	405

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table on page 28.

Cost of products sold: Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from the Corporation’s partners in Hess operated wells or other third parties. The increase in Cost of products sold in the second quarter and first six months of 2013 compared with the same periods in 2012, principally reflects higher volumes of crude oil purchases from third parties.

Cash operating costs: Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes, and General and administrative expenses, decreased by approximately $60 million in the second quarter of 2013 compared with the same period in 2012. Second quarter 2013 costs included lower production and severance taxes due primarily to the sale of the Russian operations and lower operating and maintenance costs, partially offset by employee severance charges of $11 million. Cash operating costs were the same for the six month periods ended June 30, 2013 and 2012 as lower production and severance taxes together with lower transportation and employee costs in 2013 were offset by severance charges of $68 million.

Depreciation, depletion and amortization: Depreciation, depletion and amortization expenses were lower in the second quarter and first six months of 2013, compared with the corresponding periods in 2012, primarily reflecting asset dispositions and the mix of production volumes.

Exploration expenses: Exploration expenses were comparable in the second quarter of 2013 and 2012. Exploration expenses were lower in the first six months of 2013 compared to the corresponding period in 2012, primarily due to lower dry hole expenses.

Income taxes: Excluding items affecting comparability between periods, the effective income tax rate for E&P operations was 43% in the first six months of 2013 compared to 44% for the same period in 2012. The normalized E&P effective income tax rate for the year is expected to be in the range of 46% to 50%.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Gains on asset sales	$1,119	$—	$1,802	$36
Noncontrolling interest share of gain on asset sale	(168)	—	(168)	—
Employee severance	(9)	—	(76)	—
Other exit costs	(9)	—	(9)	—
Asset impairments	—	(36)	—	(36)
Income tax charge	—	—	(28)	—

	$933	$(36)	$1,521	$—

Gains on asset sales: In April, the Corporation completed the sale of its Russian subsidiary, Samara-Nafta, for cash proceeds of $2.1 billion after working capital and other adjustments. Based on the Corporation’s 90% interest in Samara-Nafta, after-tax proceeds to Hess were approximately $1.9 billion. This transaction resulted in a nontaxable gain on sale of $1,119 million, which was reduced by $168 million for the noncontrolling interest holder’s share of the gain, resulting in a net gain attributable to the Corporation of $951 million. In the first quarter of 2013, the Corporation completed the sale of its interests in the Beryl fields in the United Kingdom North Sea for cash proceeds of $442 million, resulting in a pre-tax gain of $328 million ($323 million after income taxes) and the sale of its interests in the Azeri-Chirag-Guneshli (ACG) fields, offshore Azerbaijan in the Caspian Sea, for cash proceeds of $884 million, resulting in an after tax gain of $360 million. First quarter 2012 results included an after-tax gain of $36 million related to the completion of the sale of the Corporation’s interest in the Snohvit Field, offshore Norway.

Employee severance: During the second quarter of 2013, the Corporation recorded additional pre-tax charges of $12 million ($9 million after income taxes), resulting from its planned divestitures and transformation into a more focused pure play E&P company. First quarter 2013 severance charges were $71 million ($67 million after income taxes).

Other exit costs: During the second quarter of 2013, the Corporation incurred contract termination and other costs relating to its exit from Russia.

Asset impairments: In the second quarter of 2012, the Corporation recorded a charge of $59 million ($36 million after-tax) to reduce the carrying value of certain properties in the Eagle Ford shale in Texas that were part of an asset exchange with a joint venture partner.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Corporate and Other

The following table summarizes corporate and interest expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Corporate expenses (excluding items affecting comparability)	$81	$72	$133	$140

Interest expense	111	110	227	219
Less: Capitalized interest	(12)	(5)	(22)	(10)

Interest expense, net	99	105	205	209

Corporate and Other expenses before income taxes	180	177	338	349
Income tax (benefits)	(68)	(70)	(127)	(140)

Net Corporate and Other expenses after income taxes	112	107	211	209
Items affecting comparability of earnings between periods, after-tax	1	—	12	—

Total Corporate and Other expenses after income taxes	$113	$107	$223	$209

Corporate expenses were higher in the second quarter of 2013, compared with the same period in 2012, primarily due to higher proxy costs and professional fees. Corporate expenses were lower in the first six months of 2013 compared with the same period in 2012 as lower employee benefit related costs were partially offset by higher proxy costs and professional fees. Interest expense was comparable in the second quarter of 2013 and 2012. Interest expense was higher in the first six months of 2013 compared to 2012, due to higher average outstanding borrowings, largely in the first quarter of 2013. Corporate and Other expenses for the first six months of 2013 included items affecting comparability of earnings totaling $19 million ($12 million after income taxes) consisting of employee severance charges.

Discontinued Operations — Downstream Businesses

The downstream businesses reported earnings of $11 million in the second quarter of 2013 and $111 million in the first half of 2013, compared to $12 million in the second quarter of 2012 and $24 million in the first half of 2012. These results included after-tax charges totaling $21 million for the second quarter of 2013 and net after tax income of $9 million for the first six months of 2013 from items affecting the comparability of earnings as explained below. Excluding these items, the increase in earnings in the second quarter and first half of 2013 compared to the same periods in 2012 was principally due to improved trading results and higher earnings in energy marketing.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect the comparability of earnings of the downstream businesses between periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
LIFO inventory liquidations	$—	$—	$137	$—
Port Reading refinery shutdown costs	(8)	—	(72)	—
Employee severance	(13)	—	(56)	—

	$(21)	$—	$9	$—

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

In the second quarter of 2013, the downstream businesses recorded charges of $20 million pre-tax ($13 million after income taxes) for employee severance and $14 million pre-tax ($8 million after income taxes) primarily for costs to idle refinery equipment at the Port Reading refining facility. In the first half of 2013, employee severance costs totaled $89 million pre-tax ($56 million after income taxes) and refinery shutdown charges totaled $115 million pre-tax ($72 million after income taxes), comprising $80 million pre-tax ($51 million after income taxes) for accelerated depreciation and $35 million pre-tax ($21 million after income taxes) for other shutdown costs. In the first half of 2013, the Corporation also recognized a gain of $218 million pre-tax ($137 million after income taxes) relating to the liquidation of last-in, first-out (LIFO) inventories as a result of ceasing refining operations.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	June 30,	December 31,
	2013	2012
	(In millions)
Cash and cash equivalents	$725	$642
Short-term debt and current maturities of long-term debt	$354	$787
Total debt	$5,800	$8,111
Total equity	$23,973	$21,203
Debt to capitalization ratio*	19.5%	27.7%

*	Total debt as a percentage of the sum of total debt plus equity.

    Cash Flows

The following table summarizes the Corporation’s cash flows:

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Cash provided by operating activities from continuing operations	$1,997	$2,177
Cash provided by operating activities from discontinued operations	69	51

Net cash provided by operating activities	2,066	2,228

Cash provided by (used in) investing activities from continuing operations	713	(3,703)
Cash provided by (used in) investing activities from discontinued operations	(38)	(62)

Net cash provided by (used in) investing activities	675	(3,765)

Cash provided by (used in) financing activities from continuing operations	(2,649)	1,598
Cash provided by (used in) financing activities from discontinued operations	(9)	(3)

Net cash provided by (used in) financing activities	(2,658)	1,595

Net increase (decrease) in cash and cash equivalents from continuing operations	61	72
Net increase (decrease) in cash and cash equivalents from discontinued operations	22	(14)

Net increase (decrease) in cash and cash equivalents	$83	$58

Operating activities: Net cash provided by operating activities was $2,066 million in the first half of 2013, compared with $2,228 million in the same period of 2012, as higher operating earnings were offset by increases in working capital.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Investing activities: The following table summarizes the Corporation’s capital expenditures:

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Exploration and Production	$2,961	$3,791
Corporate and Other	20	2

Total capital expenditures - Continuing operations	2,981	3,793
Discontinued operations - Downstream businesses	40	63

Total capital expenditures	$3,021	$3,856

Capital expenditures for E&P were lower in the first half of 2013 compared to the same period in 2012 mainly due to reduced capital expenditures in the Bakken. During the first half of 2013, the Corporation received net proceeds of approximately $3.5 billion from the sale of its interests in the Beryl, ACG and Eagle Ford fields together with its interests in its Russian subsidiary, Samara-Nafta. During the first quarter of 2012, the Corporation received proceeds of $132 million from the sale of its interest in the Snohvit Field.

Financing activities: In the first six months of 2013, the Corporation repaid a net amount of $2,348 million under available credit facilities and repaid $92 million of other debt. The net repayments under the credit facilities consisted of $990 million on the Corporation’s short-term credit facilities, $758 million on its syndicated revolving credit facility and $600 million on its asset-backed credit facility. Dividends paid were $69 million in the first six months of 2013 compared to $102 million in the first six months of 2012. The Corporation made one quarterly common stock dividend payment in the first quarter of 2013 compared with two payments in the first quarter of 2012 as a result of accelerating payment of the fourth quarter 2012 dividend, which historically would have also been paid in the first quarter of 2013. In the first six months of 2012, the Corporation had net borrowings of $1,730 million which consisted of $1,222 million from its syndicated revolving credit facility, $475 million from the Corporation’s short-term credit facilities and $33 million from its asset-backed credit facility. The Corporation also repaid $38 million of other debt during the first six months of 2012.

Future Capital Requirements and Resources

The Corporation anticipates investing approximately $6.8 billion in capital and exploratory expenditures during 2013, substantially all of which is targeted for E&P operations. On March 4, 2013, the Corporation announced a significant asset sales program to provide financial flexibility, fund its growth and return cash to shareholders. The Corporation also announced that it planned to increase its annual dividend by 150% to $1 per common share commencing in the third quarter of 2013 and purchase up to $4 billion in Hess common stock. The Corporation has committed that the proceeds from the divestitures would be applied to (1) repay outstanding borrowing on its credit facilities, (2) provide a cash cushion, (3) fund the 2013 cash flow deficit, and (4) repurchase common stock. To date in 2013, the Corporation has completed the sale of its Russian subsidiary, Samara Nafta, and its interests in the Beryl, ACG and Eagle Ford fields. The year-to-date net after-tax proceeds from these asset sales amounted to approximately $3.5 billion, of which approximately $2.4 billion was utilized to repay outstanding borrowings, with the remainder used to begin building the cash cushion and fund the cash flow deficit. With the announcement of the sale of the energy marketing business, the Corporation is in a position to commence its share repurchase program in the third quarter of 2013.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

The table below summarizes the capacity, usage and available capacity of the Corporation’s borrowing and letter of credit facilities at June 30, 2013:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity
				(In millions)
Revolving credit facility	April 2016	$4,000	$—	$—	$—	$4,000
Asset-backed credit facility	July 2013 (a)	467	—	—	—	467
Committed lines	Various (b)	2,175	—	370	370	1,805
Uncommitted lines	Various (b)	223	—	223	223	—

Total		$6,865	$—	$593	$593	$6,272

(a)	Total capacity of $1 billion at June 30, 2013, subject to the amount of eligible receivables posted as collateral.
(b)	Committed and uncommitted lines have expiration dates through 2015.

The Corporation has a $4 billion syndicated revolving credit facility, which can be used for borrowings and letters of credit. The Corporation also has a 364-day asset-backed credit facility securitized by certain accounts receivable from the downstream businesses. Under the terms of this financing arrangement, the Corporation has the ability to borrow or issue letters of credit subject to the availability of sufficient levels of eligible receivables. This facility was renewed in July 2013 for a total capacity of $400 million, subject to the amount of eligible receivables posted as collateral. The Corporation expects to terminate the facility in full in conjunction with the divestiture of the energy marketing business.

In the second quarter of 2013, the Corporation recorded a capital lease obligation totaling $98 million in conjunction with its commitment to acquire 50 gasoline stations that were previously held under operating leases. The Corporation repaid $60 million of this obligation on July 2, 2013.

The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

The Corporation’s long-term debt agreements contain certain financial covenants that restrict the amount of total borrowings and secured debt. At June 30, 2013, the Corporation is permitted to borrow up to an additional $34.1 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $5.5 billion of secured debt as of June 30, 2013.

The Corporation’s $593 million in letters of credit outstanding at June 30, 2013 were primarily issued to satisfy margin requirements. See also Note 13, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements.

Off-balance Sheet Arrangements Relating to Discontinued Operations

The Corporation has operating leases not included in its Consolidated Balance Sheet, primarily related to gasoline stations operated by the retail marketing business. The net present value of these leases was $231 million at June 30, 2013 compared with $342 million at December 31, 2012. The decrease primarily resulted from the recording of a capital lease obligation totaling $98 million in conjunction with the Corporation’s commitment to acquire 50 gasoline stations that were previously held under these leases. If the remaining leases were included as debt, the Corporation’s debt to capitalization ratio at June 30, 2013 would increase to 20.1% from 19.5%.

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

    Corporate Risk Management Activities

The Corporation uses energy commodity derivatives in its corporate risk management activities. The Corporation estimates that at June 30, 2013, the value at risk for corporate risk management activities was $31 million, which was primarily due to the Brent crude oil cash flow hedge positions, as described in Note 13, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements. There were no outstanding Brent crude oil cash flow hedge positions at December 31, 2012.

The Corporation’s outstanding long-term debt of $5,800 million, including current maturities, had a fair value of $6,692 million at June 30, 2013. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $205 million at June 30, 2013. A 15% increase in the rate of interest would decrease the fair value of debt by approximately $195 million at June 30, 2013.

The Corporation has outstanding foreign exchange contracts used to reduce its exposure to fluctuating foreign exchange rates. The change in the fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $15 million at June 30, 2013.

    Discontinued Operations — Energy Marketing and Trading Activities

The Corporation uses energy commodity derivatives in its energy marketing risk management activities. The Corporation estimates that at June 30, 2013, the value at risk for energy marketing risk management activities was $8 million compared with $7 million at December 31, 2012.

The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.

Derivative trading transactions are marked-to-market and unrealized gains or losses are recognized currently in Income (loss) from discontinued operations. Gains or losses from sales of physical products are recorded at the time of sale. Net realized gains and losses from trading activities for the three and six months ended June 30, 2013 amounted to a loss of $9 million and a gain of $56 million, respectively, compared to gains of $338 million and $169 million for the corresponding periods in 2012, respectively.

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

The following table provides an assessment of the factors affecting the changes in the fair value of net assets (liabilities) relating to financial instruments and derivative commodity contracts used in trading activities:

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Fair value of contracts outstanding at January 1	$(96)	$(86)
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at June 30	(13)	(74)
Reversal of fair value for contracts closed during the period	(18)	84
Fair value of contracts entered into during the period and still outstanding	50	(191)

Fair value of contracts outstanding at June 30	$(77)	$(267)

The following table summarizes the sources of net asset (liability) fair values of financial instruments and derivative commodity contracts by year of maturity used in the Corporation’s trading activities at June 30, 2013:

	Total	2013	2014	2015	2016 and beyond
	(In millions)
Sources of fair value
Level 1	$(160)	$2	$(113)	$(34)	$(15)
Level 2	39	(8)	68	(21)	—
Level 3	44	3	4	31	6

Total	$(77)	$(3)	$(41)	$(24)	$(9)

The Corporation estimates that the value at risk for trading activities, including commodities, was $3 million at June 30, 2013 compared with $4 million at December 31, 2012.

The following table summarizes the fair values of receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at June 30, 2013 (in millions):

Investment grade determined by outside sources	$142
Investment grade determined internally*	59
Less than investment grade	46

Fair value of net receivables outstanding at end of period	$247

*	Based on information provided by counterparties and other available sources.

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

The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Disclosures”.

Item 4.	Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2013.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 15, 2013 Hess executed an Administrative Consent Agreement with the North Dakota Department of Health to resolve potential air pollution control law violations relating to its oil and gas production operations in North Dakota. The Administrative Consent Agreement requires Hess to retrofit some existing facilities and to pay a penalty of $418,500.

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Labels Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

101(DEF)	XBRL Definition Linkbase Document

b.	Reports on Form 8-K

During the quarter ended June 30, 2013, Registrant filed the following reports on Form 8-K:

(i)	Amended filing dated June 3, 2013 reporting under Item 5.07 reporting the submission of matters to a vote of security holders.

(ii)	Amended filing dated May 30, 2013 reporting under Item 5.07 reporting the submission of matters to a vote of security holders.

(iii)

Filing dated May 22, 2013 reporting under Items 5.02, 5.03, 5.07 and 9.01 reporting the departures of directors or certain officers, the election of directors and the appointment of certain officers; the amendments to Articles of Incorporation and Bylaws; the submission of matters to a vote of security holders and exhibits related thereto.

(iv)	Filing dated April 24, 2013 reporting under Item 2.02 and 9.01 a news release dated April 24, 2013 reporting results for the first quarter of 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION (REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Date: August 8, 2013