Form 10-Q
period 2013-09-30
HESS CORP
filed 2013-11-07
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

At September 30, 2013, there were 337,575,164 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2013	December 31, 2012
	(In millions,
	except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$321	$642
Accounts receivable
Trade	1,418	4,057
Other	359	281
Inventories	695	1,259
Assets held for sale	5,642	1,092
Other current assets	822	1,056

Total current assets	9,257	8,387

INVESTMENTS IN AFFILIATES	441	443

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	43,121	45,553
Less: Reserves for depreciation, depletion, amortization and lease impairment	15,707	16,746

Property, plant and equipment — net	27,414	28,807

GOODWILL	1,869	2,208
DEFERRED INCOME TAXES	2,617	3,126
OTHER ASSETS	298	470

TOTAL ASSETS	$41,896	$43,441

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$453	$2,809
Accrued liabilities	2,783	3,287
Taxes payable	385	960
Liabilities associated with assets held for sale	2,511	539
Short-term debt and current maturities of long-term debt	791	787

Total current liabilities	6,923	8,382

LONG-TERM DEBT	5,418	7,324
DEFERRED INCOME TAXES	2,257	2,662
ASSET RETIREMENT OBLIGATIONS	2,277	2,212
OTHER LIABILITIES AND DEFERRED CREDITS	1,179	1,658

Total liabilities	18,054	22,238

EQUITY
Hess Corporation Stockholders’ Equity
Common stock, par value $1.00 Authorized — 600,000,000 shares Issued — 337,575,164 shares at September 30, 2013; 341,527,617 shares at December 31, 2012	338	342
Capital in excess of par value	3,599	3,524
Retained earnings	20,279	17,717
Accumulated other comprehensive income (loss)	(447)	(493)

Total Hess Corporation stockholders’ equity	23,769	21,090
Noncontrolling interests	73	113

Total equity	23,842	21,203

TOTAL LIABILITIES AND EQUITY	$41,896	$43,441

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
REVENUES AND NON-OPERATING INCOME
Sales and other operating revenues	$2,706	$3,072	$9,183	$9,292
Gains (losses) on asset sales	(5)	376	1,794	412
Other, net	(3)	46	(57)	72

Total revenues and non-operating income	2,698	3,494	10,920	9,776

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	374	359	1,391	961
Operating costs and expenses	475	568	1,570	1,653
Production and severance taxes	84	144	311	409
Exploration expenses, including dry holes and lease impairment	154	259	573	708
General and administrative expenses	153	134	469	410
Interest expense	86	104	291	313
Depreciation, depletion and amortization	681	728	1,973	2,136
Asset impairments	—	208	—	267

Total costs and expenses	2,007	2,504	6,578	6,857

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	691	990	4,342	2,919
Provision for income taxes	325	480	1,204	1,330

INCOME FROM CONTINUING OPERATIONS	366	510	3,138	1,589
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	52	82	169	98

NET INCOME	418	592	3,307	1,687
Less: Net income (loss) attributable to noncontrolling interests	(2)	35	180	36

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$420	$557	$3,127	$1,651

NET INCOME ATTRIBUTABLE TO HESS CORPORATION PER SHARE

BASIC:
Continuing operations	$1.08	$1.49	$8.73	$4.65
Discontinued operations	0.16	0.16	0.49	0.23

NET INCOME PER SHARE	$1.24	$1.65	$9.22	$4.88

DILUTED:
Continuing operations	$1.07	$1.48	$8.63	$4.63
Discontinued operations	0.16	0.16	0.48	0.22

NET INCOME PER SHARE	$1.23	$1.64	$9.11	$4.85

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	343.3	340.0	343.3	340.3
COMMON STOCK DIVIDENDS PER SHARE	$.25	$.10	$.45	$.30

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
NET INCOME	$418	$592	$3,307	$1,687

OTHER COMPREHENSIVE INCOME (LOSS)
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(5)	14	(46)	480
Income taxes on effect of hedge (gains) losses reclassified to income	2	(3)	17	(179)

Net effect of hedge (gains) losses reclassified to income	(3)	11	(29)	301

Change in fair value of cash flow hedges	(96)	(130)	69	(166)
Income taxes on change in fair value of cash flow hedges	37	52	(26)	65

Net change in fair value of cash flow hedges	(59)	(78)	43	(101)

Change in derivatives designated as cash flow hedges, after-tax	(62)	(67)	14	200

Pension and other postretirement plans
Reduction of unrecognized actuarial losses	—	—	245	—
Income taxes on actuarial changes in plan liabilities	—	—	(89)	—

Reduction of unrecognized actuarial losses, net	—	—	156	—

Amortization of net actuarial losses	12	21	46	64
Income taxes on amortization of net actuarial losses	(5)	(8)	(17)	(24)

Net effect of amortization of net actuarial losses	7	13	29	40

Change in pension and other postretirement plans, after-tax	7	13	185	40

Foreign currency translation adjustment
Foreign currency translation adjustment	27	161	(266)	153
Reclassified to Gains (losses) on asset sales	—	—	119	—

Change in foreign currency translation adjustment	27	161	(147)	153

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(28)	107	52	393

COMPREHENSIVE INCOME	390	699	3,359	2,080
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	38	186	37

COMPREHENSIVE INCOME ATTRIBUTABLE TO HESS CORPORATION	$392	$661	$3,173	$2,043

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,307	$1,687
Adjustments to reconcile net income to net cash provided by operating activities
Gains on asset sales	(1,794)	(412)
Depreciation, depletion and amortization	1,973	2,136
Asset impairments	—	267
Exploratory dry hole costs	87	210
Lease impairment	167	163
Stock compensation expense	51	60
Provision (benefit) for deferred income taxes	405	(85)
Income from discontinued operations	(169)	(98)
Changes in operating assets and liabilities	(1,008)	67

Cash provided by operating activities — continuing operations	3,019	3,995
Cash provided by operating activities — discontinued operations	301	95

Net cash provided by operating activities	3,320	4,090

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,388)	(5,928)
Proceeds from asset sales	3,802	656
Other, net	(164)	(26)

Cash used in investing activities — continuing operations	(750)	(5,298)
Cash used in investing activities — discontinued operations	(62)	(84)

Net cash used in investing activities	(812)	(5,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) of debt with maturities of 90 days or less	(1,313)	1,583
Debt with maturities of greater than 90 days
Borrowings	535	448
Repayments	(1,290)	(432)
Cash dividends paid	(154)	(136)
Common stock acquired and retired	(500)	—
Noncontrolling interests, net	(182)	—
Other, net	84	9

Cash provided by (used in) financing activities — continuing operations	(2,820)	1,472
Cash provided by (used in) financing activities — discontinued operations	(9)	(3)

Net cash provided by (used in) financing activities	(2,829)	1,469

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(321)	177
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	642	351

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$321	$528

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(In millions)
BALANCE AT JANUARY 1, 2013	$342	$3,524	$17,717	$(493)	$21,090	$113	$21,203
Net income			3,127		3,127	180	3,307
Other comprehensive income (loss)				46	46	6	52

Comprehensive income					3,173	186	3,359
Restricted common stock awards, net	1	38	—	—	39	—	39
Employee stock options, including income tax benefits	2	93	—	—	95	—	95
Performance share units	—	12	—	—	12	—	12
Cash dividends declared	—	—	(154)	—	(154)	—	(154)
Common stock acquired and retired	(7)	(68)	(425)	—	(500)	—	(500)
Noncontrolling interests, net	—	—	14	—	14	(226)	(212)

BALANCE AT SEPTEMBER 30, 2013	$338	$3,599	$20,279	$(447)	$23,769	$73	$23,842

BALANCE AT JANUARY 1, 2012	$340	$3,417	$15,826	$(1,067)	$18,516	$76	$18,592
Net income			1,651		1,651	36	1,687
Other comprehensive income (loss)				392	392	1	393

Comprehensive income					2,043	37	2,080
Restricted common stock awards, net	2	40	—	—	42	—	42
Employee stock options, including income tax benefits	—	36	—	—	36	—	36
Performance share units	—	5	—	—	5	—	5
Cash dividends declared	—	—	(102)	—	(102)	—	(102)
Noncontrolling interests, net	—	—	2	—	2	(3)	(1)

BALANCE AT SEPTEMBER 30, 2012	$342	$3,498	$17,377	$(675)	$20,542	$110	$20,652

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation or Hess) consolidated financial position at September 30, 2013 and December 31, 2012, the consolidated results of operations for the three and nine month periods ended September 30, 2013 and 2012 and the consolidated cash flows for the nine month periods ended September 30, 2013 and 2012. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

In March 2013, the Corporation announced an asset sales program that includes divesting its oil and gas properties in Indonesia and Thailand and its downstream businesses to continue its transformation into a more focused pure play exploration and production (E&P) company. The downstream businesses to be divested include the Corporation’s terminal, retail, energy marketing and energy trading operations. In July 2013, the Corporation announced an agreement to sell its energy marketing business, and the sale closed in November 2013. In October 2013, the Corporation announced an agreement to sell its United States (U.S.) East Coast terminal network and St. Lucia terminal. The Corporation has initiated a sales process for each of the remaining planned divestitures and anticipates completing the divestitures within one year. In February 2013, the Corporation ceased refining at its Port Reading facility, completing its exit from all refining operations. The results of the terminal, retail, energy marketing, energy trading and Port Reading refining operations (the “downstream businesses”) have been classified as discontinued operations for all periods presented. See Note 2, Discontinued Operations – Downstream Businesses and Note 15, Subsequent Events. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Corporation’s continuing operations.

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

Effective January 1, 2013, the Corporation adopted ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which requires disclosure of information needed to evaluate the effects or potential effects of the contractual right of setoff for assets and liabilities. This accounting standard update applies to assets and liabilities related to financial instruments and derivatives subject to an enforceable master netting arrangement or similar agreement. The required disclosures are presented in Note 14, Risk Management and Trading Activities.

2. Discontinued Operations — Downstream Businesses

As a result of the Corporation’s plans to divest its downstream businesses, the results of operations for these businesses have been reported as discontinued operations in the Statement of Consolidated Income and the related assets and liabilities have been classified as held for sale at September 30, 2013 in the Consolidated Balance Sheet. The downstream businesses were previously included in the Marketing and Refining segment.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales and other operating revenues and Income from discontinued operations for the downstream businesses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Sales and other operating revenues	$5,368	$6,138	$18,433	$18,929

Income from discontinued operations before income taxes	$84	$113	$259	$137
Provision for income taxes	32	31	90	39

Income from discontinued operations, net of income taxes	52	82	169	98
Less: Net income (loss) attributable to noncontrolling interests	(2)	29	4	21

Net income from discontinued operations attributable to Hess Corporation	$54	$53	$165	$77

The following table presents the assets and liabilities of the discontinued downstream businesses that are classified as held for sale (in millions):

September 30,
2013
Accounts receivable	$1,931
Inventories	469
Investment in affiliate	182
Property, plant and equipment — net	1,265
Other assets	125

Total assets	$3,972

Accounts payable and accrued liabilities	$1,889
Other liabilities and deferred credits	148

Total liabilities	$2,037

At September 30, 2013, the inventories of the downstream businesses consisted of $1,040 million of refined petroleum products and natural gas, less a last-in, first-out (LIFO) adjustment of $689 million, and $118 million of merchandise. As a result of the cessation of refining operations at the Port Reading facility in the first quarter of 2013, the Corporation recognized a pre-tax gain of $218 million ($137 million after income taxes) relating to the liquidation of LIFO inventories and recorded additional depreciation of $80 million. In the third quarter of 2013, the Corporation also recognized a pre-tax gain of $228 million ($143 million after income taxes) relating to the liquidation of LIFO inventories in conjunction with its ongoing divestiture program. The LIFO gains and additional depreciation have been included in Income from discontinued operations.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Exit and Disposal Costs

The following table provides the components and changes in the Corporation’s restructuring accruals:

	E&P	Corporate and Other	Downstream Businesses	Total
	(In millions)
Employee Severance
Balance at January 1, 2013	$—	$—	$—	$—
Provision	86	27	122	235 (a)
Payments	(25)	(1)	(4)	(30)

Balance at September 30, 2013	61	26	118	205

Facility and Other Exit Costs
Balance at January 1, 2013	—	—	—	—
Provision	9 (b)	—	48 (c)	57
Payments	(9)	—	(35)	(44)

Balance at September 30, 2013	—	—	13	13

Total restructuring accruals at September 30, 2013	$61	$26	$131	$218

(a)

Of the total employee severance charges for the nine months ended September 30, 2013, $45 million was included in Operating costs and expenses, $16 million in Exploration expenses, $52 million in General and administrative expenses and $122 million in Income from discontinued operations. Total employee severance charges for the three months ended September 30, 2013 were $44 million, of which $1 million was included in Operating costs and expenses, $1 million in Exploration expenses, $9 million in General and administrative expenses and $33 million in Income from discontinued operations.

(b)	Included in General and administrative expenses.
(c)	Included in Income from discontinued operations.

The employee severance charges primarily resulted from the asset sales program announced in March 2013, which was initiated to continue the Corporation’s transformation to a more focused pure play E&P company. The severance charges were based on probable amounts incurred under ongoing severance arrangements or other statutory requirements, plus amounts earned through September 30, 2013 under enhanced benefit arrangements. The enhanced benefits are recognized ratably over the estimated service period required for the employee to earn the benefit upon termination. The Corporation expects to recognize approximately $80 million of pre-tax enhanced benefits expense over the estimated remaining service period beyond September 30, 2013, of which $10 million relates to E&P, $25 million to Corporate and Other and $45 million to the downstream businesses. The Corporation’s estimate of employee severance costs could change due to a number of factors, including the number of employees that work through the requisite service date and the timing of when each divestiture occurs.

The facility and other exit costs relate to the shutdown of Port Reading refining operations and contract termination and other costs resulting from the Corporation’s exit from Russian operations. Beyond the amounts accrued at September 30, 2013, the Corporation expects to record costs totaling approximately $25 million pre-tax to complete the idling of the Port Reading refinery equipment, as such costs may not be recognized until incurred. In addition, the Corporation also expects to incur pre-tax charges totaling approximately $35 million associated with the cessation of use of certain leased office space in the fourth quarter of 2013.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the first quarter of 2013, the Corporation sold its interests in the Azeri-Chirag-Guneshli (ACG) fields (Hess 3%), offshore Azerbaijan in the Caspian Sea, and the associated Baku-Tbilisi-Ceyhan (BTC) oil transportation pipeline company (Hess 2%) for cash proceeds of $884 million. The transaction resulted in a nontaxable gain of $360 million, after deducting the net book value of assets including allocated goodwill of $52 million. The Corporation also completed the sale of its interests in the Beryl fields (Hess 22%) and the Scottish Area Gas Evacuation (SAGE) pipeline in the United Kingdom North Sea for cash proceeds of $442 million. The transaction resulted in a pre-tax gain of $328 million ($323 million after income taxes), after deducting the net book value of assets including allocated goodwill of $48 million.

In September 2012, the Corporation completed the sale of its interests in the Schiehallion Field (Hess 16%) in the United Kingdom North Sea, its share of the associated floating production, storage and offloading vessel, and the West of Shetland pipeline system for cash proceeds of $524 million after post-closing adjustments. The transaction resulted in a pre-tax gain of $376 million ($349 million after income taxes). In January 2012, the Corporation completed the sale of its interest in the Snohvit Field (Hess 3%), a liquefied natural gas project offshore Norway, for cash proceeds of $132 million. The transaction resulted in an after-tax gain of $36 million.

5. Inventories

Inventories consisted of the following:

	September 30, 2013	December 31, 2012
	(In millions)
Crude oil and other charge stocks	$334	$493
Refined petroleum products and natural gas	—	1,362
Less: LIFO	—	(1,123)

	334	732
Merchandise, materials and supplies	361	527

Total inventories	$695	$1,259

The inventories of the downstream businesses have been classified as Assets held for sale in the Consolidated Balance Sheet at September 30, 2013.

6. Property, Plant and Equipment

Assets Held for Sale

Exploration and Production: In March 2013, the Corporation approved a plan to divest its E&P assets in Thailand (comprising the Pailin (Hess 15%) and Sinphuhorm (Hess 35%) fields) and Indonesia (comprising the Pangkah (Hess 75%) and Natuna (Hess 23%) fields). At September 30, 2013, the book value of assets associated with these properties totaled $1,670 million, primarily consisting of the net property, plant and equipment balances and allocated goodwill of $170 million, which were reported as Assets held for sale. In addition, liabilities related to these properties totaled $474 million, primarily consisting of asset retirement obligations and deferred income taxes, which were reported in Liabilities associated with assets held for sale. At December 31, 2012, assets and liabilities related to the ACG and Beryl fields, which were divested in the first quarter of 2013, were classified as held for sale.

Downstream Businesses: As of September 30, 2013, the assets and liabilities of the downstream businesses have been classified as held for sale. In July 2013, the Corporation announced an agreement to sell its energy marketing business, and the sale closed in November 2013 for cash proceeds of $1.2 billion before post-closing adjustments. In October 2013, the Corporation also announced an agreement to sell its U.S. East Coast terminal network and St. Lucia terminal for $850 million before post-closing adjustments. This transaction is also expected to close in the fourth quarter of 2013. See Note 2, Discontinued Operations – Downstream Businesses and Note 15, Subsequent Events.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Capitalized Exploratory Well Costs: The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the nine months ended September 30, 2013 (in millions):

Balance at January 1	$2,259
Additions to capitalized exploratory well costs pending the determination of proved reserves	183
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(69)
Capitalized exploratory well costs charged to expense	(7)
Dispositions and other	(78)

Balance at September 30, 2013	$2,288

The preceding table excludes exploratory dry hole costs of $80 million which were incurred and subsequently expensed in 2013. Capitalized exploratory well costs greater than one year old after completion of drilling were $2,105 million at September 30, 2013. Approximately 40% of the capitalized well costs in excess of one year related to Block WA-390-P, offshore Western Australia, where development planning and commercial activities, including negotiations with potential liquefaction partners, are ongoing. Successful negotiation with a third party liquefaction partner is necessary before the Corporation can negotiate a gas sales agreement and sanction development of the project. Approximately 24% related to the Corporation’s Pony discovery on Block 468 in the deepwater Gulf of Mexico, and 7% related to the Pony #3 well on Block 469. The Corporation has signed an exchange agreement with the partners of the adjacent Green Canyon Blocks 512 and 511, which contain the Knotty Head discovery. Under this agreement, Hess was appointed operator and has a 20% working interest in the blocks, which are now collectively referred to as the Stampede project. An application to unitize Blocks 468, 512, the western half of 469 and the eastern half of 511 is planned to be filed with the Bureau of Safety and Environmental Enforcement in the fourth quarter of 2013. Field development planning is progressing and the project is targeted for sanction in 2014. Approximately 12% of the capitalized well costs in excess of one year related to offshore Ghana where the Corporation completed drilling its seventh successful exploration well in February 2013. Appraisal plans for the block were submitted to the Ghanaian government for approval in June 2013 and the Corporation has begun pre-development studies on the block. Approximately 12% related to Area 54, offshore Libya, where the Corporation is pursuing commercial options. The remainder of the capitalized well costs in excess of one year related to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

7. Goodwill

The changes in the carrying amount of goodwill, all of which relate to the E&P segment, are as follows (in millions):

Balance at January 1, 2013	$2,208
Dispositions*	(339)

Balance at September 30, 2013	$1,869

*	Includes $170 million reclassified to Assets held for sale in 2013.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Asset Retirement Obligations

The following table describes changes to the Corporation’s asset retirement obligations for the nine months ended September 30, 2013 and year ended December 31, 2012:

	2013	2012
	(In millions)
Asset retirement obligations at beginning of period	$2,661	$2,071
Liabilities incurred	10	186
Liabilities settled or disposed of	(461)	(324)
Accretion expense	97	135
Revisions of estimated liabilities	568	529
Foreign currency translation	(62)	64

Asset retirement obligations at end of period	2,813	2,661
Less: Current obligations	536	449

Long-term obligations at end of period	$2,277	$2,212

The revisions in 2013 and 2012 reflect overall increases in estimated abandonment obligations resulting from changes in the expected scope of operations, increases in the time expected to complete dismantlement activities and updates to service rates.

9. Debt

In the first nine months of 2013, the Corporation repaid a net amount of $1,913 million under available credit facilities, which consisted of net repayments of $555 million on its short-term credit facilities, $758 million on the Corporation’s syndicated revolving credit facility and $600 million on its asset-backed credit facility. In the second quarter of 2013, the Corporation recorded capital lease obligations totaling $98 million in conjunction with its commitment to acquire 50 existing Hess retail gasoline stations that were previously held under operating leases. The Corporation repaid $155 million of other debt during the nine months ended September 30, 2013, including approximately $60 million in July 2013, related to these capital lease obligations.

10. Foreign Currency

Pre-tax foreign currency gains (losses) included in Other, net in the Statement of Consolidated Income amounted to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Pre-tax foreign currency gains (losses)	$(8)	$17	$(58)	$24

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Service cost	$18	$19	$55	$55
Interest cost	22	22	66	66
Expected return on plan assets	(36)	(29)	(105)	(87)
Amortization of net loss	12	21	46	63

Pension expense	$16	$33	$62	$97

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

In 2013, the Corporation expects to contribute approximately $145 million to its funded pension plans. Through September 30, 2013, the Corporation contributed approximately $110 million of this amount.

12. Weighted Average Common Shares

The net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Income from continuing operations, net of income taxes	$366	$510	$3,138	$1,589
Less: Net income attributable to noncontrolling interests	—	6	176	15

Net income from continuing operations attributable to Hess Corporation	366	504	2,962	1,574

Income from discontinued operations, net of income taxes	52	82	169	98
Less: Net income (loss) attributable to noncontrolling interests	(2)	29	4	21

Net income from discontinued operations attributable to Hess Corporation	54	53	165	77

Net income attributable to Hess Corporation	$420	$557	$3,127	$1,651

Weighted average common shares outstanding:
Basic	339.0	338.6	339.3	338.3
Effect of dilutive securities:
Restricted common stock	1.4	1.0	1.3	1.1
Stock options	1.8	0.4	1.6	0.9
Performance share units	1.1	—	1.1	—

Diluted	343.3	340.0	343.3	340.3

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Net income attributable to Hess Corporation per share:
Basic:
Continuing operations	$1.08	$1.49	$8.73	$4.65
Discontinued operations	0.16	0.16	0.49	0.23

Net income per share	$1.24	$1.65	$9.22	$4.88

Diluted:
Continuing operations	$1.07	$1.48	$8.63	$4.63
Discontinued operations	0.16	0.16	0.48	0.22

Net income per share	$1.23	$1.64	$9.11	$4.85

The Corporation granted 1,205,569 shares of restricted stock and 279,093 performance share units (PSUs) during the nine month period ended September 30, 2013 and 1,561,300 shares of restricted stock and 420,628 PSUs for the same period in 2012. The weighted average common shares used in the diluted earnings per share calculations exclude the effect of 3,680,344 and 4,661,606 out-of-the-money stock options for the three and nine months ended September 30, 2013, respectively, as well as 11,519,000 and 8,810,000 out-of-the-money stock options for the three and nine months ended September 30, 2012, respectively, and 412,977 PSUs for the three and nine months ended September 30, 2012.

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common stock with the proceeds from its announced asset divestiture program. In August 2013, the Corporation began purchasing shares and, in the third quarter, purchased approximately 6,530,000 shares for a total cost of approximately $500 million. As of September 30, 2013, the Corporation may purchase up to $3.5 billion of common stock under its board authorized plan. The weighted average of common shares outstanding used in the earnings per share calculations for the three and nine months ended September 30, 2013 were only modestly reduced by the third quarter stock purchases, due to the timing of the purchases. In addition, the weighted averages were increased by employee stock options exercised and the increased number of dilutive shares resulting from the Corporation’s higher stock price.

13. Segment Information

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Corporation’s results by operating segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Operating revenues: Exploration and Production	$2,706	$3,072	$9,183	$9,292

Net income (loss) attributable to Hess Corporation:
Exploration and Production	$455	$608	$3,274	$1,887
Corporate and Other	(89)	(104)	(312)	(313)

Continuing operations	366	504	2,962	1,574
Discontinued operations - Downstream businesses	54	53	165	77

Total	$420	$557	$3,127	$1,651

Identifiable assets by operating segment were as follows:
			September 30, 2013	December 31, 2012
			(In millions)
Exploration and Production			$37,059	$37,687
Corporate and Other			707	813

Continuing operations			37,766	38,500
Discontinued operations - Downstream businesses			4,130	4,941

Total			$41,896	$43,441

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

The Corporation maintains a control environment for all of its risk management and trading activities under the direction of its chief risk officer and through its corporate risk policy, which the Corporation’s senior management has approved. Controls include volumetric, term and value at risk limits. The chief risk officer must approve the trading of new instruments and commodities. Risk limits are monitored and reported on a daily basis to business units and senior management. The Corporation’s risk management department also performs independent price verifications (IPV’s) of sources of fair values, validations of valuation models and analyzes changes in fair value measurements on a daily, monthly and/or quarterly basis. The Corporation’s treasury department is responsible for administering foreign exchange rate and interest rate hedging programs using similar controls and processes, where applicable.

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

Corporate Risk Management Activities: Corporate risk management activities include transactions designed to reduce risk in the selling prices of crude oil, refined petroleum products or natural gas produced by the Corporation or to reduce exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of the Corporation’s crude oil, refined petroleum products or natural gas production. Forward contracts may also be used to purchase certain currencies in which the Corporation does business with the intent of reducing exposure to foreign currency fluctuations. These forward contracts comprise various currencies, primarily the British Pound. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

The gross volumes of the Corporate risk management derivative contracts outstanding were as follows:

	September 30, 2013	December 31, 2012
Commodity, primarily crude oil (millions of barrels)	8	1
Foreign exchange (millions of U.S. Dollars)	$55	$1,285
Interest rate swaps (millions of U.S. Dollars)	$865	$880

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

Realized gains from E&P hedging activities increased Sales and other operating revenues by $2 million and $36 million for the three and nine months ended September 30, 2013, respectively ($1 million and $23 million after-taxes, respectively). Realized losses from E&P hedging activities decreased Sales and other operating revenues by $148 million and $533 million for the three and nine months ended September 30, 2012, respectively ($94 million and $334 million after-taxes, respectively). At September 30, 2013, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to Brent crude oil hedges were $1 million, which will be reclassified into earnings during the remainder of 2013 as the hedged crude oil sales are recognized in earnings. The ineffectiveness from Brent crude oil hedges, recognized immediately in Sales and other operating revenues, resulted in losses of $17 million and $2 million for the three months ended September 30, 2013 and 2012, respectively, and a gain of $1 million and a loss of $10 million for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 and December 31, 2012, the Corporation had interest rate swaps with gross notional amounts of $865 million and $880 million, respectively, which were designated as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. For the three months ended September 30, 2013 and 2012, the Corporation recorded increases of $1 million and $7 million, respectively, and a decrease of $27 million and an increase of $17 million (excluding accrued interest) for the nine months ended September 30, 2013 and 2012, respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Gains or losses on foreign exchange contracts that are not designated as hedges are recognized immediately in Other, net in Revenues and non-operating income in the Statement of Consolidated Income. Net realized and unrealized pre-tax gains and losses on foreign exchange contracts amounted to gains of $4 million and $31 million for the three months ended

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013 and 2012, respectively and a loss of $36 million and a gain of $35 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The gross volumes of the Corporation’s energy marketing commodity contracts outstanding were as follows:

	September 30, 2013	December 31, 2012
Crude oil and refined petroleum products (millions of barrels)	20	26
Natural gas (millions of mcf*)	4,032	2,938
Electricity (millions of megawatt hours)	238	278

*	One mcf represents one thousand cubic feet.

The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges, as well as revenues from the sales contracts, supply contract purchases and net settlements from financial derivatives related to these energy marketing activities, are recognized currently in Income from discontinued operations in the Statement of Consolidated Income. Net realized and unrealized pre-tax gains and losses on derivative contracts not designated as hedges amounted to a loss of $125 million and a gain of $66 million for the three months ended September 30, 2013 and 2012, respectively, and a loss of $49 million and a gain of $145 million for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, a portion of energy marketing commodity contracts were designated as cash flow hedges to hedge variability of expected future cash flows of forecasted supply transactions. The Corporation recorded the effective portion of changes in the fair value of cash flow hedges as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and then reclassified amounts to Income from discontinued operations in the Statement of Consolidated Income as the hedged transactions were recognized in earnings. After-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income (loss) were $9 million at September 30, 2013 and $22 million at December 31, 2012.

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

The gross volumes of derivative contracts outstanding related to trading activities were as follows:

	September 30, 2013	December 31, 2012
Commodity
Crude oil and refined petroleum products (millions of barrels)	1,624	1,179
Natural gas (millions of mcf)	3,116	3,377
Electricity (millions of megawatt hours)	5	19
Foreign exchange (millions of U.S. Dollars)	$89	$412
Other
Interest rate (millions of U.S. Dollars)	$49	$167
Equity securities (millions of shares)	14	14

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pre-tax unrealized and realized gains (losses) recorded in Income from discontinued operations in the Statement of Consolidated Income from trading activities amounted to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Commodity	$6	$75	$53	$83
Foreign exchange	(1)	1	—	3
Other	9	9	17	8

Total	$14	$85	$70	$94

Fair Value Measurements: The Corporation generally enters into master netting arrangements to mitigate legal and counterparty credit risk. Master netting arrangements are generally accepted overarching master contracts that govern all individual transactions with the same counterparty entity as a single legally enforceable agreement. The U.S. Bankruptcy Code provides for the enforcement of certain termination and netting rights under certain types of contracts upon the bankruptcy filing of a counterparty, commonly known as the “safe harbor” provisions. If a master netting arrangement provides for termination and netting upon the counterparty’s bankruptcy, these rights are generally enforceable with respect to “safe harbor” transactions. If these arrangements provide the right of offset and the Corporation’s intent and practice is to offset amounts in the case of such a termination, the Corporation’s policy is to record the fair value of derivative assets and liabilities on a net basis.

In the normal course of business the Corporation relies on legal and credit risk mitigation clauses providing for adequate credit assurance as well as close-out netting, including two-party netting and single counterparty multilateral netting. As applied to the Corporation, “two-party netting” is the right to net amounts owing under safe harbor transactions between a single defaulting counterparty entity and a single Hess entity, and “single counterparty multilateral netting” is the right to net amounts owing under safe harbor transactions among a single defaulting counterparty entity and multiple Hess entities. The Corporation is reasonably assured that these netting rights would be upheld in a bankruptcy proceeding in the U.S. in which the defaulting counterparty is a debtor under the U.S. Bankruptcy Code.

The following table provides information about the effect of netting arrangements on the presentation of the Corporation’s physical and financial derivative assets and (liabilities) that are measured at fair value, with the effect of single counterparty multilateral netting being included in column (iv):

		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts	Gross Amounts
	Gross Amounts	Physical Derivative and Financial Instruments	Cash Collateral*	Presented in the Consolidated Balance Sheet	Not Offset in the Consolidated Balance Sheet	Net Amounts
	(i)	(ii)	(ii)	(iii) = (i) + (ii)	(iv)	(v) = (iii) + (iv)
	(In millions)
September 30, 2013
Assets
Derivative contracts
Commodity	$3,186	$(2,530)	$(19)	$637	$(30)	$607
Interest rate and other	62	(11)	(4)	47	(2)	45
Counterparty netting	—	(80)	—	(80)	—	(80)

Total derivative contracts	$3,248	$(2,621)	$(23)	$604	$(32)	$572

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts	Gross Amounts
	Gross Amounts	Physical Derivative and Financial Instruments	Cash Collateral*	Presented in the Consolidated Balance Sheet	Not Offset in the Consolidated Balance Sheet	Net Amounts
	(i)	(ii)	(ii)	(iii) = (i) + (ii)	(iv)	(v) = (iii) + (iv)
	(In millions)
September 30, 2013
Liabilities
Derivative contracts
Commodity	$(3,320)	$2,530	$99	$(691)	$30	$(661)
Other	(12)	11	—	(1)	2	1
Counterparty netting	—	80	—	80	—	80

Total derivative contracts	$(3,332)	$2,621	$99	$(612)	$32	$(580)

December 31, 2012
Assets
Derivative contracts
Commodity	$3,253	$(2,661)	$(34)	$558	$(45)	$513
Interest rate and other	100	(8)	—	92	(6)	86
Counterparty netting	—	(81)	—	(81)	—	(81)

Total derivative contracts	$3,353	$(2,750)	$(34)	$569	$(51)	$518

Liabilities
Derivative contracts
Commodity	$(3,312)	$2,661	$5	$(646)	$45	$(601)
Other	(10)	8	—	(2)	6	4
Counterparty netting	—	81	—	81	—	81

Total derivative contracts	$(3,322)	$2,750	$5	$(567)	$51	$(516)

*	There is no cash collateral that was not offset in the Consolidated Balance Sheet.

Included in net assets and liabilities that were offset in the Consolidated Balance Sheet as reflected in column (iii) of the table above were the assets and liabilities related to the Corporation’s discontinued operations in the amounts of $541 million and $611 million as of September 30, 2013, respectively ($483 million and $565 million as of December 31, 2012). The amounts at September 30, 2013 were classified as held for sale in the Consolidated Balance Sheet. The remainder of net assets and liabilities that were offset in the Consolidated Balance Sheet as reflected in column (iii) of the table above, related to the Corporation’s continuing operations and were included in Accounts receivable – Trade and Accounts payable, respectively.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the gross and net fair values of the corporate and energy marketing risk management and trading derivative instruments:

	Accounts Receivable	Accounts Payable
	(In millions)
September 30, 2013
Derivative contracts designated as hedging instruments
Commodity	$23	$(5)
Interest rate and other	40	(1)

Total derivative contracts designated as hedging instruments	63	(6)

Derivative contracts not designated as hedging instruments*
Commodity	3,163	(3,315)
Foreign exchange	—	(1)
Other	22	(10)

Total derivative contracts not designated as hedging instruments	3,185	(3,326)

Gross fair value of derivative contracts	3,248	(3,332)
Master netting arrangements	(2,621)	2,621
Cash collateral (received) posted	(23)	99

Net fair value of derivative contracts	$604	$(612)

December 31, 2012
Derivative contracts designated as hedging instruments
Commodity	$65	$(124)
Interest rate and other	72	(2)

Total derivative contracts designated as hedging instruments	137	(126)

Derivative contracts not designated as hedging instruments*
Commodity	3,188	(3,188)
Foreign exchange	14	—
Other	14	(8)

Total derivative contracts not designated as hedging instruments	3,216	(3,196)

Gross fair value of derivative contracts	3,353	(3,322)
Master netting arrangements	(2,750)	2,750
Cash collateral (received) posted	(34)	5

Net fair value of derivative contracts	$569	$(567)

*	Includes trading derivatives and derivatives used for risk management.

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
	(In millions)
September 30, 2013
Assets
Derivative contracts
Commodity	$131	$417	$150	$(42)	$(19)	$637
Interest rate and other	10	40	2	(1)	(4)	47
Collateral and counterparty netting	(32)	(47)	(1)	—	—	(80)

Total derivative contracts	109	410	151	(43)	(23)	604
Other assets measured at fair value on a recurring basis	8	—	—	—	—	8

Total assets measured at fair value on a recurring basis	$117	$410	$151	$(43)	$(23)	$612	(a)

Liabilities
Derivative contracts
Commodity	$(75)	$(627)	$(130)	$42	$99	$(691)
Other	—	(2)	—	1	—	(1)
Collateral and counterparty netting	32	47	1	—	—	80

Total derivative contracts	(43)	(582)	(129)	43	99	(612)
Other liabilities measured at fair value on a recurring basis	(22)	—	—	—	—	(22)

Total liabilities measured at fair value on a recurring basis	$(65)	$(582)	$(129)	$43	$99	$(634	)(b)

Other fair value measurement disclosures Long-term debt	$—	$(6,606)	$—	$—	$—	$(6,606)

(a)	Includes a total of $63 million of Commodity and Interest rate and other Level 2 assets that relate to the Corporation’s continuing operations.
(b)	Includes $1 million of Commodity and Other Level 2 liabilities that relate to the Corporation’s continuing operations.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Counterparty netting	Collateral	Balance
	(In millions)
December 31, 2012
Assets
Derivative contracts
Commodity	$94	$445	$243	$(190)	$(34)	$558
Interest rate and other	6	86	1	(1)	—	92
Collateral and counterparty netting	(23)	(54)	(4)	—	—	(81)

Total derivative contracts	77	477	240	(191)	(34)	569
Other assets measured at fair value on a recurring basis	5	49	—	(2)	—	52

Total assets measured at fair value on a recurring basis	$82	$526	$240	$(193)	$(34)	$621

Liabilities
Derivative contracts
Commodity	$(83)	$(657)	$(101)	$190	$5	$(646)
Other	(1)	(2)	—	1	—	(2)
Collateral and counterparty netting	23	54	4	—	—	81

Total derivative contracts	(61)	(605)	(97)	191	5	(567)
Other liabilities measured at fair value on a recurring basis	(40)	(2)	(2)	2	—	(42)

Total liabilities measured at fair value on a recurring basis	$(101)	$(607)	$(99)	$193	$5	$(609)

Other fair value measurement disclosures Long-term debt	$—	$(8,887)	$—	$—	$—	$(8,887)

The following table provides net transfers into and out of each level of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Transfers into Level 1	$18	$85	$(1)	$244
Transfers out of Level 1	15	(38)	77	210

	$33	$47	$76	$454

Transfers into Level 2	$(11)	$48	$(103)	$(245)
Transfers out of Level 2	(2)	(131)	16	(288)

	$(13)	$(83)	$(87)	$(533)

Transfers into Level 3	$(14)	$50	$(12)	$100
Transfers out of Level 3	(6)	(14)	23	(21)

	$(20)	$36	$11	$79

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

The following table provides changes in physical derivatives and financial assets and (liabilities) that are measured at fair value based on Level 3 inputs, which are all related to discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Balance at beginning of period	$107	$87	$141	$(143)
Unrealized pre-tax gains (losses)
Included in earnings (a)	(61)	(26)	(122)	(72)
Included in other comprehensive income (loss) (b)	—	—	—	43
Purchases (c)	4	14	44	244
Sales (c)	(1)	(9)	(32)	(266)
Settlements (d)	(7)	15	(20)	232
Transfers into Level 3	(14)	50	(12)	100
Transfers out of Level 3	(6)	(14)	23	(21)

Balance at end of period	$22	$117	$22	$117

(a)	All of the unrealized pre-tax gains and losses included in earnings were reflected in Income from discontinued operations in the Statement of Consolidated Income.
(b)	The unrealized pre-tax gains (losses) included in Other comprehensive income (loss) are reflected in the Change in fair value of cash flow hedges in the Statement of Consolidated Comprehensive Income.
(c)

Purchases and sales primarily represent option premiums paid or received, respectively, during the reporting period and are reflected in Income from discontinued operations in the Statement of Consolidated Income.

(d)	Settlements represent realized gains (losses) on derivatives settled during the reporting period and are reflected in Income from discontinued operations in the Statement of Consolidated Income.

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

	Unit of Measurement	Range / Weighted Average
September 30, 2013
Assets
Commodity contracts with a fair value of $150 million (a) Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$ 71.23 - 163.44 / 113.54
Electricity	$ / MWH (d)	$ 23.80 - 102.25 / 37.09

Basis prices
Natural gas	$ / MMBTU (e)	$ (1.76) - 10.15 / 0.11

Contract volatilities
Crude oil and refined petroleum products	%	14.00 - 21.00 / 17.00
Natural gas	%	19.00 - 31.00 / 23.00
Electricity	%	16.00 - 29.00 / 23.00

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Unit of Measurement	Range / Weighted Average
September 30, 2013
Liabilities
Commodity contracts with a fair value of $130 million (b) Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$ 89.82 - 130.53 / 116.97
Electricity	$ / MWH (d)	$ 24.75 - 81.18 / 39.94

Basis prices
Natural gas	$ / MMBTU (e)	$ (1.75) - 10.15 / 0.73

Contract volatilities
Crude oil and refined petroleum products	%	14.00 - 21.00 / 16.00

December 31, 2012
Assets
Commodity contracts with a fair value of $243 million Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$79.35 -144.27 / 113.06
Electricity	$ / MWH (d)	$23.37 - 79.27 / 40.81

Basis prices
Natural gas	$ / MMBTU (e)	$ (0.47) - 6.66 / 0.39

Contract volatilities
Crude oil and refined petroleum products	%	23.00 - 27.00 / 26.00
Natural gas	%	21.00 - 36.00 / 25.00
Electricity	%	18.00 - 40.00 / 28.00

Liabilities
Commodity contracts with a fair value of $101 million Contract prices
Crude oil and refined petroleum products	$ / bbl (c)	$83.49 -133.38 / 109.94
Electricity	$ / MWH (d)	$25.01 - 72.60 / 40.38

Basis prices
Natural gas	$ / MMBTU (e)	$ (0.72) - 6.66 / 1.26

Contract volatilities
Crude oil and refined petroleum products	%	24.00 - 27.00 / 26.00
Natural gas	%	21.00 - 28.00 / 22.00

(a)	Included in Assets held for sale.
(b)	Included in Liabilities associated with assets held for sale.
(c)	Price per barrel.
(d)	Price per megawatt hour.
(e)	Price per million British thermal unit.
Note:	Fair value measurement for all recurring inputs was performed using a combination of income and market approach techniques.

Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. As of September 30, 2013, the Corporation’s net Accounts receivable — Trade related to continuing operations were concentrated with the following counterparty and customer industry segments: Integrated Oil Companies — 51%, Refiners — 24%, Financial Institutions — 11% and Government Entities — 9%. As of December 31, 2012, the Corporation’s net Accounts receivable — Trade, which included the receivables for the downstream businesses, were concentrated as follows: Integrated Oil Companies — 23%, Refiners — 15%, Government Entities — 11%, Real Estate — 8%, Services — 8% and Manufacturing — 6%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At September 30, 2013 and December 31, 2012, the Corporation held cash from counterparties of $23 million and $34 million, respectively. The Corporation posted cash to counterparties at September 30, 2013 and December 31, 2012, of $99 million and $5 million, respectively.

At September 30, 2013, the Corporation had outstanding letters of credit totaling $522 million ($746 million at December 31, 2012), primarily issued to satisfy margin requirements (approximately $405 million related to discontinued operations at September 30, 2013). Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of September 30, 2013, the net liability related to both realized and unrealized derivative contracts with contingent collateral provisions was approximately $142 million, primarily related to discontinued operations ($435 million at December 31, 2012). There was no cash collateral posted on those derivatives at September 30, 2013 or December 31, 2012. At September 30, 2013 and at December 31, 2012, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If two of the three agencies were to downgrade the Corporation’s rating to below investment grade, as of September 30, 2013, the Corporation would be required to post additional collateral of approximately $95 million ($275 million at December 31, 2012).

15. Subsequent Events

In October 2013, the Corporation announced an agreement to sell its U.S. East Coast terminal network and St. Lucia terminal for $850 million before post-closing adjustments. The transaction is subject to regulatory approvals and is expected to close in the fourth quarter of 2013. In November 2013, the Corporation closed the sale of its energy marketing business for cash proceeds of $1.2 billion before post-closing adjustments.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In March 2013, Hess Corporation (the Corporation) announced an asset sales program that includes divesting its oil and gas properties in Indonesia and Thailand and its downstream businesses to continue its transformation into a pure play exploration and production (E&P) company. The downstream businesses to be divested include the Corporation’s terminal, retail, energy marketing and energy trading operations. In February 2013, the Corporation ceased refining at its Port Reading facility, completing its exit from all refining operations. In July 2013, the Corporation announced an agreement to sell its energy marketing business, and the sale closed in November 2013. In October 2013, the Corporation also announced an agreement to sell its United States (U.S.) East Coast terminal network and St. Lucia terminal. This sale is subject to regulatory approvals and is expected to close in the fourth quarter of 2013.

Other actions announced by the Corporation in March 2013 included repaying debt, establishing a cash cushion and returning capital to shareholders. During the third quarter of 2013, the Corporation increased its quarterly dividend 150% to 25 cents per common share and repurchased approximately 6,530,000 common shares at a cost of approximately $500 million under its authorized $4 billion share repurchase program.

The Corporation sold several other oil and gas assets to focus its E&P portfolio on lower risk and higher growth assets. During 2012 and the first half of 2013, the Corporation completed the sale of its interests in the Beryl, Bittern and Schiehallion fields in the United Kingdom North Sea, the Azeri-Chirag-Guneshli (ACG) fields offshore Azerbaijan in the Caspian Sea, the Snohvit Field offshore Norway, the Eagle Ford Shale play in Texas as well as its subsidiary, Samara-Nafta, located in the Volga-Urals region of Russia.

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

Third Quarter Results

The Corporation reported net income of $420 million in the third quarter of 2013, compared with $557 million in the third quarter of 2012. Excluding items affecting comparability of earnings between periods on page 27, earnings for the third quarter of 2013 and 2012 were $405 million and $495 million, respectively.

Exploration and Production

E&P earnings were $455 million in the third quarter of 2013 compared with $608 million in the third quarter of 2012. Excluding items affecting comparability of earnings, E&P net income was $458 million in the third quarter of 2013 and $546 million in the same period of 2012. In the third quarter of 2013, the Corporation’s average worldwide crude oil selling price, including the effects of hedging, was $104.95 per barrel up from $86.69 per barrel in the third quarter of 2012. The Corporation’s average worldwide natural gas selling price was $6.52 per thousand cubic feet (mcf) in the third quarter of 2013, up from $5.88 per mcf in the third quarter of 2012.

The Corporation’s crude oil and natural gas production was 310,000 barrels of oil equivalent per day (boepd) and 347,000 boepd in the third quarter and first nine months of 2013, respectively, and 402,000 boepd and 409,000 boepd for the same periods in 2012. The comparative pro forma production of the E&P portfolio excluding the assets sold in 2012 and in the first nine months of 2013, as well as those classified as held for sale at September 30, 2013, would have been 281,000 boepd and 288,000 boepd for the third quarter and first nine months of 2013, respectively, and 283,000 boepd and 289,000 boepd for the same periods in 2012.

The Corporation’s updated production guidance assumes no further contribution from Libya for the remainder of 2013 due to civil unrest in the country. In addition, maintenance at the Auger platform kept the Llano Field offshore U.S. shut in during the month of October. As a result, the Corporation expects fourth quarter 2013 production to be approximately 320,000 boepd. Therefore, the Corporation’s full year 2013 E&P production is expected to be at the lower end of the guidance range of 340,000 boepd to 355,000 boepd. This guidance reflects a downward revision from the beginning of the year forecast of 375,000 boepd to 390,000 boepd, primarily due to the earlier than anticipated sale of the Corporation’s Russian subsidiary and lower production in Libya due to civil unrest.

PART I — FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of E&P activities during the third quarter of 2013:

•

In North Dakota, net production from the Bakken oil shale play averaged 71,000 boepd for the third quarter of 2013, an increase of approximately 14% from 62,000 boepd in the third quarter of 2012. In the fourth quarter, downtime is planned to complete the expansion of the Tioga Gas Plant. This downtime is incorporated into the Corporation’s full year 2013 Bakken production guidance, which remains 64,000 boepd to 70,000 boepd. During the third quarter, 50 operated wells were brought on production, bringing the total to 122 wells for the first nine months of 2013. Drilling and completion costs per operated well averaged $7.8 million in the third quarter of 2013, an improvement of 18% or $1.7 million per well, versus the third quarter of 2012.

•

At the Valhall Field in Norway (Hess 64%) net production averaged 37,000 boepd in the third quarter of 2013, compared with 7,000 boepd in the same period last year, following the completion of a redevelopment project earlier in the year. Full year 2013 net production for Valhall is expected to be at the lower end of the guidance range of 24,000 boepd to 28,000 boepd.

•

Due to the continuing civil unrest in Libya, and the shutdown of the Es Sider terminal, net production at the Waha Field averaged 11,000 boepd in the third quarter of 2013, compared with 23,000 boepd in the same period last year.

•

In the North Malay Basin, the five well development drilling program which commenced in June 2013 was completed ahead of schedule and the rig has been demobilized. The project achieved first production on the Early Production System in October 2013. Progress has continued on the full field development where first gas is anticipated by 2017.

•

The Corporation completed drilling the third production well at the Tubular Bells Field and continued facilities construction. First oil from this development in the deepwater Gulf of Mexico is anticipated during the third quarter of 2014.

•

In the Utica shale play, seven wells were drilled, eight wells were completed and one well was flow tested. On the Corporation’s 100% owned acreage, the Porterfield C 1H-17 well, in Belmont County, tested at a rate of 3,421 boepd including 21% liquids. For the first nine months of 2013, 21 wells have been drilled, 18 wells were completed and nine wells have been tested across both the Corporation’s 100% owned and CONSOL joint venture acreage.

•

The Corporation spud its first exploration well on the Shakrok block in the Kurdistan Region of Iraq. The Corporation has a 64% working interest in this block and is the operator. This well is expected to be completed in the first quarter of 2014. A second exploration well in Kurdistan, which will be on the Dinarta block, is due to be spud in December 2013.

Discontinued Operations — Downstream Businesses

Due to the Corporation’s plan to divest its downstream businesses, the results of these businesses are shown as discontinued operations and all comparative periods have been recast to reflect this change. Earnings of the downstream businesses were $54 million in the third quarter of 2013, compared with $53 million in the same period in 2012. Third quarter 2013 results included after-tax income totaling $23 million resulting from the net impact of a gain on the liquidation of last-in, first-out (LIFO) inventories, largely offset by non-cash mark-to-market adjustments in energy marketing, employee severance, Port Reading refinery shutdown costs and other charges. In July 2013, the Corporation announced an agreement to sell its energy marketing business and the sale closed in November 2013 for cash proceeds of $1.2 billion before post-closing adjustments. In October 2013, the Corporation also announced an agreement to sell its U.S. East Coast terminal network and St. Lucia terminal for $850 million before post-closing adjustments. This transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2013.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations

The after-tax earnings (losses) by major operating activity are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Exploration and Production	$455	$608	$3,274	$1,887
Corporate and Other	(89)	(104)	(312)	(313)

Continuing operations	366	504	2,962	1,574
Discontinued operations — Downstream businesses	54	53	165	77

Net income attributable to Hess Corporation	$420	$557	$3,127	$1,651

Net income attributable to Hess Corporation per share (diluted):
Continuing operations	$1.07	$1.48	$8.63	$4.63
Discontinued operations — Downstream businesses	0.16	0.16	0.48	0.22

Net income per share	$1.23	$1.64	$9.11	$4.85

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods. The items in the table below are explained and the pre-tax amounts are shown on pages 33 to 35.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Exploration and Production	$(3)	$62	$1,518	$62
Corporate and Other	(5)	—	(17)	—

Total items affecting comparability of earnings from continuing operations	(8)	62	1,501	62
Discontinued operations — Downstream businesses	23	—	32	—

Total items affecting comparability of earnings between periods	$15	$62	$1,533	$62

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Sales and other operating revenues	$2,706	$3,072	$9,183	$9,292
Gains (losses) on asset sales	(8)	376	1,791	412
Other, net	(3)	44	(56)	72

Total revenues and non-operating income	2,695	3,492	10,918	9,776

Costs and Expenses
Cost of products sold (excluding items shown separately below)	374	359	1,391	961
Operating costs and expenses	475	568	1,570	1,653
Production and severance taxes	84	144	311	409
Exploration expenses, including dry holes and lease impairment	154	259	573	708
General and administrative expenses	96	79	268	223
Depreciation, depletion and amortization	676	725	1,961	2,127
Asset impairments	—	208	—	267

Total costs and expenses	1,859	2,342	6,074	6,348

Results of operations before income taxes	836	1,150	4,844	3,428
Provision for income taxes	381	536	1,394	1,526

Net income	455	614	3,450	1,902
Less: Net income attributable to noncontrolling interests	—	6	176	15

Net income attributable to Hess Corporation	$455	$608	$3,274	$1,887

After considering the E&P items affecting comparability of earnings between periods in the table on page 33, the remaining changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, exploration expenses and income taxes as described below.

Selling prices: Higher average realized selling prices, primarily for crude oil and including the effects of hedging, increased E&P revenues in the third quarter and the first nine months of 2013, compared with the corresponding periods in 2012.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

The Corporation’s average selling prices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Crude oil — per barrel (including hedging)
United States
Onshore	$96.01	$82.81	$91.87	$84.55
Offshore	106.66	101.02	106.99	102.54
Total United States	99.80	90.17	97.97	92.53

Europe	113.18	75.08	79.60	77.13
Africa	110.71	90.78	108.57	89.56
Asia	104.27	102.85	107.77	107.88
Worldwide	104.95	86.69	98.55	87.71

Crude oil — per barrel (excluding hedging)
United States
Onshore	$95.98	$83.34	$91.64	$85.62
Offshore	106.56	101.99	106.18	105.53
Total United States	99.75	90.87	97.51	94.46

Europe	112.51	75.36	79.01	78.18
Africa	110.95	110.33	107.81	111.28
Asia	104.27	103.20	107.77	109.92
Worldwide	104.88	92.35	97.99	94.58

Natural gas liquids — per barrel
United States
Onshore	$44.59	$41.34	$42.35	$45.53
Offshore	32.14	32.51	28.84	37.72
Total United States	41.03	38.35	37.50	42.60

Europe	58.67	56.82	57.02	75.67
Asia	70.05	64.67	71.70	75.95
Worldwide	43.67	41.71	39.46	49.05

Natural gas — per mcf
United States
Onshore	$2.91	$2.06	$2.99	$1.83
Offshore	2.56	2.31	2.79	1.83
Total United States	2.78	2.18	2.89	1.83

Europe	12.13	9.15	10.62	9.56
Asia and other	7.19	6.56	7.46	6.64
Worldwide	6.52	5.88	6.53	6.01

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Realized gains from E&P hedging activities increased Sales and other operating revenues by $2 million and $36 million for the three and nine months ended September 30, 2013, respectively ($1 million and $23 million after-taxes, respectively). Realized losses from E&P hedging activities decreased Sales and other operating revenues by $148 million and $533 million for the three and nine months ended September 30, 2012, respectively ($94 million and $334 million after-taxes, respectively). At September 30, 2013, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to Brent crude oil hedges were $1 million, which will be reclassified into earnings during the remainder of 2013 as the hedged crude oil sales are recognized in earnings. The ineffectiveness from Brent crude oil hedges, recognized immediately in Sales and other operating revenues, resulted in losses of $17 million and $2 million for the three months ended September 30, 2013 and 2012, respectively, and a gain of $1 million and a loss of $10 million for the nine months ended September 30, 2013 and 2012, respectively.

Production and sales volumes: The Corporation’s crude oil and natural gas production was 310,000 boepd and 347,000 boepd in the third quarter and first nine months of 2013, respectively, and 402,000 boepd and 409,000 boepd for the same periods in 2012. The Corporation’s updated production guidance assumes no further contribution from Libya for the remainder of 2013 due to civil unrest in the country. In addition, maintenance at the Auger platform kept the Llano Field shut in during the month of October 2013. As a result, the Corporation expects fourth quarter 2013 production to be approximately 320,000 boepd, and therefore, its full year 2013 E&P production is expected to be at the lower end of the guidance range of 340,000 boepd to 355,000 boepd. This guidance reflects a downward revision from the beginning of the year forecast of 375,000 boepd to 390,000 boepd, primarily due to the earlier than anticipated sale of the Corporation’s Russian subsidiary and lower production in Libya due to civil unrest.

The Corporation’s net average daily worldwide production by region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Crude oil — barrels per day
United States
Bakken	57	52	54	45
Other Onshore	9	13	11	13

Total Onshore	66	65	65	58
Offshore	37	44	44	46

Total United States	103	109	109	104

Europe	38	80	46	91
Africa	57	75	69	75
Asia	9	17	11	17

Total	207	281	235	287

Natural gas liquids — barrels per day
United States
Bakken	7	5	6	4
Other Onshore	4	6	4	5

Total Onshore	11	11	10	9
Offshore	4	5	6	6

Total United States	15	16	16	15

Europe	1	2	1	3
Asia	1	1	1	1

Total	17	19	18	19

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Natural gas — mcf per day
United States
Bakken	44	35	39	25
Other Onshore	24	28	26	26

Total Onshore	68	63	65	51
Offshore	42	53	63	61

Total United States	110	116	128	112

Europe	29	36	19	50
Asia and other	380	462	418	459

Total	519	614	565	621

Barrels of oil equivalent per day*	310	402	347	409

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table on page 29.

United States: Crude oil and natural gas production in the U.S. was lower in the third quarter of 2013, compared to the same period in 2012, as higher production from the Bakken oil shale play was more than offset by downtime due to extended seasonal maintenance at the outside operated Conger and Llano fields, offshore U.S., and lower onshore U.S. production, primarily due to the sale of the Corporation’s interest in the Eagle Ford Shale. Crude oil and natural gas production was higher in the first nine months of 2013 compared to 2012, mainly due to increased production from the Bakken oil shale play. In the fourth quarter, downtime is planned in the Bakken to complete the expansion of the Tioga Gas Plant. This downtime has been incorporated into the full year 2013 Bakken production guidance, which remains 64,000 boepd to 70,000 boepd.

Europe: Crude oil and natural gas production was lower in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to asset sales. The Bittern and Schiehallion fields in the United Kingdom North Sea were sold in the second half of 2012. The Beryl fields, also in the United Kingdom North Sea, were sold in the first quarter of 2013, and the Corporation’s Russian subsidiary, which was producing approximately 50,000 boepd at the time of sale, was sold in April 2013. The total impact of asset sales reduced production by approximately 73,000 boepd and 53,000 boepd for the third quarter and first nine months of 2013, respectively, compared to the same periods a year ago. Production averaged 37,000 boepd in the third quarter of 2013 at the Valhall Field, offshore Norway, compared with 7,000 boepd in the third quarter of 2012, as a result of the ramp up of production following the completion of a redevelopment project. Full year 2013 net production for Valhall is expected to be at the lower end of the guidance range of 24,000 boepd to 28,000 boepd.

Africa: Crude oil production in Africa was lower in the third quarter and first nine months of 2013, compared to the corresponding periods in 2012, primarily due to the shutdown of the Es Sider terminal in Libya in the third quarter of 2013, following civil unrest in the country. In addition, offshore Equatorial Guinea production was lower, due to decline and downtime at the Okume Complex, partially offset by new production from the Ceiba Field. The Corporation’s updated production guidance assumes no further contribution from Libya for the remainder of 2013 due to civil unrest.

Asia and other: Crude oil production was lower in the third quarter and first nine months of 2013 compared to the corresponding periods in 2012, mainly due to the sale in March 2013 of the Corporation’s interests in the ACG fields in Azerbaijan. The assets were producing at a net rate of approximately 6,000 boepd at the time of sale. Natural gas production was lower in the third quarter and first nine months of 2013 compared to the same periods in 2012, mainly due to lower production entitlement at the Joint Development Area of Malaysia/Thailand (JDA), together with lower production at the Pangkah Field in Indonesia following the facility’s shutdown for planned maintenance in the third quarter of 2013. Natural gas production was also lower in the third quarter of 2013 compared to the same period in 2012, as a result of lower buyer nominations and a shutdown in September 2013 at the Sinphuhorm Field, onshore Thailand.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Sales volumes: Lower sales volumes, primarily for crude oil, decreased revenues in the third quarter and first nine months of 2013 compared to the same periods in 2012.

The Corporation’s worldwide sales volumes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Crude oil — barrels	17,857	26,158	63,804	77,583
Natural gas liquids — barrels	1,519	1,727	4,759	5,121
Natural gas — mcf	47,406	56,628	154,037	170,385

Barrels of oil equivalent*	27,277	37,323	94,236	111,102

Crude oil — barrels per day	194	284	234	283
Natural gas liquids — barrels per day	17	19	17	19
Natural gas — mcf per day	515	616	564	622

Barrels of oil equivalent per day*	296	406	345	405

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table on page 29.

Cost of products sold: Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from the Corporation’s partners in Hess operated wells or other third parties. The increase in Cost of products sold in the third quarter and first nine months of 2013 compared with the same periods in 2012, principally reflects higher volumes of crude oil purchases from third parties.

Cash operating costs: Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes, and General and administrative expenses, decreased by approximately $135 million in the third quarter of 2013 compared with the same period in 2012. The decrease was primarily related to asset sales that reduced costs in the third quarter of 2013 by approximately $150 million. These reductions included lower production and severance taxes as well as lower operating and maintenance costs. Partially offsetting the above decrease, were increased costs related to workovers and transportation. Cash operating costs also decreased by approximately $135 million for the nine months ended September 30, 2013 as lower production taxes, transportation costs, lease operating expenses and employee costs, were partly offset by severance charges and other exit costs.

Depreciation, depletion and amortization: Depreciation, depletion and amortization (DD&A) expenses were lower in the third quarter and first nine months of 2013, compared with the corresponding periods in 2012, primarily reflecting asset dispositions and the mix of production volumes. Third quarter 2013 results included higher DD&A expense from the Valhall Field, which has a higher DD&A rate per barrel than the portfolio average, resulting from a combination of the recently completed field redevelopment project to install the new production platform and prior acquisition costs.

Production unit costs: For the third quarter of 2013, E&P total production unit costs were $46.55 per barrel of oil equivalent (boe), consisting of cash operating costs of $22.84 and DD&A expenses of $23.71 per boe. For the first nine months of 2013, E&P total production unit costs were $42.59 per boe, consisting of cash operating costs of $21.86 and DD&A expenses of $20.73 per boe. Due to the anticipated absence of low unit cost barrels from Libya, fourth quarter 2013 cash costs and DD&A expense are each expected to be in the range of $24.00 to $25.00 per boe. As a result, the Corporation is raising its full year production unit cost guidance to $44.00 to $45.00 per boe, from $40.00 to $42.00 per boe.

Exploration expenses: Exploration expenses were lower in the third quarter of 2013 compared to the same period in 2012, primarily due to lower dry hole costs and geological and seismic expenses. Exploration expenses were lower in the first nine months of 2013 compared to the corresponding period in 2012, primarily due to lower dry hole expenses.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Income taxes: Excluding items affecting comparability between periods, the effective income tax rate for E&P operations was 45% for the third quarter of 2013 compared to 49% for the same period in 2012. The E&P fourth quarter 2013 effective tax rate is expected to be in the range of 39% to 41% and E&P’s full year guidance is being reduced to 42% to 44%, from the earlier guidance of 46% to 50%, largely due to the assumed absence of higher taxed production in Libya for the remainder of 2013, as a result of civil unrest.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affected comparability of E&P earnings between periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Gains on asset sales	$—	$349	$1,802	$385
Noncontrolling interest share of gain on asset sale	—	—	(168)	—
Employee severance	(3)	—	(79)	—
Other exit costs	—	—	(9)	—
Asset impairments	—	(116)	—	(152)
Income tax charges	—	(115)	(28)	(115)
Dry hole and other expenses	—	(56)	—	(56)

	$(3)	$62	$1,518	$62

Gains on asset sales: In April 2013, the Corporation completed the sale of its Russian subsidiary, Samara-Nafta, for cash proceeds of $2.1 billion after working capital and other adjustments. Based on the Corporation’s 90% interest in Samara-Nafta, after-tax proceeds to Hess were approximately $1.9 billion. This transaction resulted in a nontaxable gain on sale of $1,119 million, which was reduced by $168 million for the noncontrolling interest holder’s share of the gain, resulting in a net gain attributable to the Corporation of $951 million. In the first quarter of 2013, the Corporation completed the sale of its interests in the ACG fields, offshore Azerbaijan in the Caspian Sea, for cash proceeds of $884 million, resulting in a nontaxable gain of $360 million and completed the sale of its interests in the Beryl fields in the United Kingdom North Sea for cash proceeds of $442 million, resulting in a pre-tax gain of $328 million ($323 million after income taxes). In the third quarter of 2012, the Corporation sold its interests in the Schiehallion Field (Hess 16%) in the United Kingdom North Sea, its share of the associated floating production, storage and offloading vessel, and the West of Shetland pipeline system, which resulted in a pre-tax gain of $376 million ($349 million after income taxes). First quarter 2012 results included an after-tax gain of $36 million related to the completion of the sale of the Corporation’s interest in the Snohvit Field, offshore Norway.

Employee severance: During the third quarter of 2013, the Corporation recorded after-tax charges of $3 million, resulting from its planned divestitures and transformation into a pure play E&P company. Severance charges for the first nine months of 2013 were $86 million pre-tax ($79 million after income taxes).

Other exit costs: During the second quarter of 2013, the Corporation incurred contract termination and other costs relating to its exit from Russia.

Asset impairments: In the third quarter of 2012, the Corporation recorded pre-tax impairment charges of $208 million ($116 million after income taxes) due to increases in the Corporation’s estimated abandonment liabilities for non-producing properties, which resulted in the book value of the properties exceeding their fair value. In the second quarter of 2012, the Corporation also recorded a pre-tax charge of $59 million ($36 million after-tax) to reduce the carrying value of certain exploration properties that were part of an asset exchange with a joint venture partner.

Income tax charges: During the first quarter of 2013, the Corporation recorded a non-cash income tax charge of $28 million as a result of a planned asset divestiture. In July 2012, the government of the United Kingdom changed the supplementary income tax rate applicable to deductions for dismantlement expenditures to 20% from 32%. As a result, the Corporation recorded a one-time charge of approximately $115 million for deferred taxes related to its asset retirement obligations in the United Kingdom.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Dry hole and other expenses: During the third quarter of 2012, the Corporation decided to cease further development and appraisal activities in Peru. As a result, the Corporation recorded exploration expenses totaling $86 million ($56 million after income taxes) to write off its exploration assets in the country.

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

Corporate and Other

The following table summarizes corporate and interest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Corporate expenses (excluding items affecting comparability)	$51	$56	$184	$196

Interest expense	108	112	335	331
Less: Capitalized interest	(22)	(8)	(44)	(18)

Interest expense, net	86	104	291	313

Corporate and Other expenses before income taxes	137	160	475	509
Income tax (benefits)	(53)	(56)	(180)	(196)

Net Corporate and Other expenses after income taxes	84	104	295	313
Items affecting comparability of earnings between periods, after-tax	5	—	17	—

Total Corporate and Other expenses after income taxes	$89	$104	$312	$313

Corporate expenses were lower in the third quarter of 2013, compared with the third quarter of 2012, reflecting lower professional fees. Corporate expenses were lower in the first nine months of 2013 compared with the same period in 2012 as lower employee benefit related costs and insurance expenses were partially offset by higher proxy solicitation costs. Interest expense was comparable in the third quarter and first nine months of 2013 and 2012. Capitalized interest was $22 million and $44 million in the third quarter and first nine months of 2013, up from $8 million and $18 million in the same periods in 2012, due to additional investment in the Tubular Bells and North Malay Basin projects. Items affecting comparability of earnings for the three and nine months of 2013 were employee severance charges of $8 million pre-tax ($5 million after income taxes) and $27 million pre-tax ($17 million after income taxes), respectively.

Discontinued Operations — Downstream Businesses

The downstream businesses reported earnings of $54 million in the third quarter of 2013 and $165 million in the first nine months of 2013, compared to $53 million in the third quarter of 2012 and $77 million in the first nine months of 2012. These results included net after-tax income totaling $23 million for the third quarter of 2013 and $32 million for the first nine months of 2013 from items affecting the comparability of earnings as explained below. Excluding these items, the decrease in earnings in the third quarter of 2013 compared to the same period in 2012 was due to lower trading results and the closure of the Port Reading refinery in the first quarter of 2013, partly offset by higher retail earnings due to improved retail gasoline margins. The increase in earnings in the first nine months of 2013, compared to the first nine months of 2012, reflected higher volumes in energy marketing and higher margins in retail marketing.

In the third quarter of 2013, the downstream businesses recorded pre-tax income of $37 million ($23 million after income taxes) resulting from the net impact of a gain on the liquidation of LIFO inventories, largely offset by non-cash mark-to-market adjustments in energy marketing, employee severance, Port Reading refinery shutdown costs and other charges. In the first nine months of 2013, the Corporation recognized net pre-tax income of $51 million ($32 million after income taxes) comprising gains on the liquidation of LIFO inventories, partially offset by employee severance costs, refinery shutdown charges, including costs to idle equipment at the Port Reading refining facility and accelerated depreciation, together with non-cash

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

mark-to-market adjustments in energy marketing and other charges.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	September 30, 2013	December 31, 2012
	(In millions, except ratio)
Cash and cash equivalents	$321	$642
Short-term debt and current maturities of long-term debt	$791	$787
Total debt	$6,209	$8,111
Total equity	$23,842	$21,203
Debt to capitalization ratio*	20.7%	27.7%

*	Total debt as a percentage of the sum of total debt plus equity

Cash Flows

The following table summarizes the Corporation’s cash flows:

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Cash provided by operating activities — continuing operations	$3,019	$3,995
Cash provided by operating activities — discontinued operations	301	95

Net cash provided by operating activities	3,320	4,090

Cash used in investing activities — continuing operations	(750)	(5,298)
Cash used in investing activities — discontinued operations	(62)	(84)

Net cash used in investing activities	(812)	(5,382)

Cash provided by (used in) financing activities — continuing operations	(2,820)	1,472
Cash provided by (used in) financing activities — discontinued operations	(9)	(3)

Net cash provided by (used in) financing activities	(2,829)	1,469

Net increase (decrease) in cash and cash equivalents — continuing operations	(551)	169
Net increase (decrease) in cash and cash equivalents — discontinued operations	230	8

Net increase (decrease) in cash and cash equivalents	$(321)	$177

Operating activities: Net cash provided by operating activities was $3,320 million in the first nine months of 2013, compared with $4,090 million in the same period of 2012, as higher operating earnings were more than offset by increases in working capital. Cash provided by operating activities from discontinued operations increased during the third quarter of 2013 due to the release of working capital as a result of the ongoing divestiture program.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Investing activities: The following table summarizes the Corporation’s capital expenditures:

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Exploration and Production	$4,356	$5,924
Corporate and Other	32	4

Total capital expenditures — Continuing operations	4,388	5,928
Discontinued operations — Downstream businesses	64	88

Total capital expenditures	$4,452	$6,016

Capital expenditures for E&P were lower in the first nine months of 2013 compared to the same period in 2012 mainly due to reduced capital expenditures in the Bakken and the Valhall Field. In 2013, the Corporation received net proceeds of approximately $3.5 billion from the sale of its interests in the Beryl, ACG and Eagle Ford fields together with its interests in its Russian subsidiary, Samara-Nafta. In the first nine months of 2012, the Corporation received proceeds of $656 million from the sale of assets in the E&P segment.

Financing activities: In the first nine months of 2013, the Corporation repaid a net amount of $1,913 million under available credit facilities and repaid $155 million of other debt. The net repayments under the credit facilities consisted of $555 million on the Corporation’s short-term credit facilities, $758 million on its syndicated revolving credit facility and $600 million on its asset backed credit facility. During the third quarter, the Corporation commenced its authorized $4 billion share repurchase plan with the purchase of approximately 6,530,000 common shares at an average price per share of $76.60 for a cost of approximately $500 million. During the third quarter of 2013, the Corporation also increased its quarterly dividend to 25 cents from 10 cents per common share. Dividends paid were $154 million in the first nine months of 2013 compared to $136 million in the first nine months of 2012. In the first nine months of 2012, the Corporation had net borrowings of $1,599 million which consisted of $1 billion from its syndicated revolving credit facility, $583 million from the Corporation’s short-term credit facilities and $68 million from its asset-backed credit facility, partially offset by net repayments of $52 million of other debt.

Future Capital Requirements and Resources

In March 2013, the Corporation announced an asset sales program with the intent to use the proceeds to repay debt, establish a cash cushion, fund its growth and return capital to shareholders through the repurchase of up to $4 billion of Hess common stock and an increase in the quarterly dividend. Total proceeds from completed and announced asset sales in 2013, including an expected release of working capital, amount to approximately $6.5 billion. The Corporation used net proceeds from the completed asset sales of $3.5 billion to repay debt of $2.1 billion, fund a portion of its 2013 capital expenditures, purchase approximately 6,530,000 shares of common stock at a cost of approximately $500 million and pay an increased quarterly dividend starting in the third quarter of 2013. As of September 30, 2013, the Corporation may purchase up to $3.5 billion of common stock under its board authorized plan.

The Corporation anticipates investing approximately $6.8 billion in capital and exploratory expenditures during 2013. Total capital and exploratory expenditures were approximately $4.8 billion for the first nine months of 2013, which is a lower run rate than the full year guidance. The Corporation has reached an agreement to acquire the remaining interest in the WilcoHess retail joint venture and expects to close this acquisition before the end of 2013. As a result of lower than budgeted 2013 spend in E&P, the Corporation still expects to achieve its capital spend target of $6.8 billion for the year.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

The table below summarizes the capacity, usage and available capacity of the Corporation’s borrowing and letter of credit facilities at September 30, 2013:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity
				(In millions)
Revolving credit facility	April 2016	$4,000	$—	$—	$—	$4,000
Committed lines	Various*	1,915	—	318	318	1,597
Uncommitted lines	Various*	639	435	204	639	—

Total		$6,554	$435	$522	$957	$5,597

*	Committed and uncommitted lines have expiration dates through 2015.

The Corporation has a $4 billion syndicated revolving credit facility, which can be used for borrowings and letters of credit. Through September 2013, the Corporation also had a 364-day asset-backed credit facility with a total capacity of $400 million, subject to the amount of eligible receivables posted as collateral. In September 2013, the Corporation terminated this facility.

In the second quarter of 2013, the Corporation recorded capital lease obligations totaling $98 million in conjunction with its commitment to acquire 50 existing Hess retail gasoline stations that were previously held under operating leases. The Corporation repaid approximately $60 million of these obligations in July 2013.

The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

The Corporation’s long-term debt agreements contain certain financial covenants that restrict the amount of total borrowings and secured debt. At September 30, 2013, the Corporation is permitted to borrow up to an additional $33.5 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $5.6 billion of secured debt as of September 30, 2013.

The Corporation’s $522 million in letters of credit outstanding at September 30, 2013 were primarily issued to satisfy margin requirements. See also Note 14, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements.

Off-balance Sheet Arrangements Relating to Discontinued Operations

The Corporation has operating leases not included in its Consolidated Balance Sheet, primarily related to gasoline stations operated by the retail marketing business. The net present value of these leases was $229 million at September 30, 2013 compared with $342 million at December 31, 2012. The decrease primarily resulted from the recording of a capital lease obligation in the second quarter of 2013 totaling $98 million in conjunction with the Corporation’s commitment to acquire 50 existing Hess retail gasoline stations that were previously held under operating leases. If the remaining leases at September 30, 2013 were included as debt, the Corporation’s debt to capitalization ratio would increase to 21.3% from 20.7%.

Market Risk Disclosures

As discussed in Note 14, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements, in the normal course of its business, the Corporation has been exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities related to the continuing operations are referred to as corporate risk management while risk management activities related to the discontinued operations are referred to as energy marketing. The Corporation’s trading operations, which have been classified as discontinued operations, are conducted principally through a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas, electricity and refined petroleum products.

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

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

Corporate Risk Management Activities

The Corporation uses energy commodity derivatives in its corporate risk management activities. The Corporation estimates that at September 30, 2013, the value at risk for corporate risk management activities was $14 million, which was primarily due to the Brent crude oil cash flow hedge positions, as described in Note 14, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements. There were no outstanding Brent crude oil cash flow hedge positions at December 31, 2012.

The Corporation’s outstanding long-term debt of $5,774 million, including current maturities, had a fair value of $6,606 million at September 30, 2013. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $200 million at September 30, 2013. A 15% increase in the rate of interest would decrease the fair value of debt by approximately $190 million at September 30, 2013.

The Corporation has outstanding foreign exchange contracts used to reduce its exposure to fluctuating foreign exchange rates. The change in the fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a gain of approximately $5 million at September 30, 2013.

Discontinued Operations — Energy Marketing and Trading Activities

The Corporation uses energy commodity derivatives in its energy marketing risk management activities. The Corporation estimates that at September 30, 2013, the value at risk for energy marketing risk management activities was $6 million compared with $7 million at December 31, 2012.

The information that follows represents 100% of the trading partnership and the Corporation’s proprietary trading accounts.

Derivative trading transactions are marked-to-market and unrealized gains or losses are recognized currently in Income from discontinued operations. Gains or losses from sales of physical products are recorded at the time of sale. Net realized gains and losses from trading activities for the three and nine months ended September 30, 2013 amounted to gains of $12 million and $68 million, respectively, compared to losses of $170 million and $1 million for the corresponding periods in 2012, respectively.

The following table provides an assessment of the factors affecting the changes in the fair value of net assets (liabilities) relating to financial instruments and derivative commodity contracts used in trading activities:

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Fair value of contracts outstanding at January 1	$(96)	$(86)
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at September 30	(5)	130
Reversal of fair value for contracts closed during the period	4	40
Fair value of contracts entered into during the period and still outstanding	28	(75)

Fair value of contracts outstanding at September 30	$(69)	$9

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

The following table summarizes the sources of net asset (liability) fair values of financial instruments and derivative commodity contracts by year of maturity used in the Corporation’s trading activities at September 30, 2013:

	Total	2013	2014	2015	2016 and beyond
	(In millions)
Sources of fair value
Level 1	$44	$19	$57	$(18)	$(14)
Level 2	(123)	(44)	(58)	(26)	5
Level 3	10	4	(15)	22	(1)

Total	$(69)	$(21)	$(16)	$(22)	$(10)

The Corporation estimates that the value at risk for trading activities, including commodities, was $5 million at September 30, 2013 compared with $4 million at December 31, 2012.

The following table summarizes the fair values of receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at September 30, 2013 (in millions):

Investment grade determined by outside sources	$140
Investment grade determined internally*	76
Less than investment grade	34

Fair value of net receivables outstanding at end of period	$250

*	Based on information provided by counterparties and other available sources.

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

The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures”.

Item 4.	Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2013.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Share Repurchase Activities

The Corporation’s share repurchase activities for the three months ended September 30, 2013, were as follows:

2013	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b) (In millions)

July	—	$—	—	$4,000
August	3,033,073	75.05	3,033,073	3,772
September	3,495,977	77.95	3,495,977	3,500

Total for 2013	6,529,050	$76.60	6,529,050

(a)	Repurchased in open-market transactions. The average price paid per share was inclusive of transaction fees.
(b)	In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common shares.

PART II — OTHER INFORMATION (CONT’D.)

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Labels Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

101(DEF)	XBRL Definition Linkbase Document

b.	Reports on Form 8-K

During the quarter ended September 30, 2013, Registrant filed the following reports on Form 8-K:

(i)	Filing dated August 13, 2013 reporting under Items 5.03 and 9.01 reporting the amendments to the Company’s By-Laws and exhibits related thereto.

(ii)	Filing dated July 31, 2013 reporting under Items 2.02 and 9.01 a news release dated July 31, 2013 reporting results for the second quarter of 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: November 7, 2013