Form 10-K
period 2013-12-31
HESS CORP
filed 2014-02-28
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $20,200,000,000 computed using the outstanding common shares and closing market price on June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter.

At December 31, 2013, there were 325,314,177 shares of Common Stock outstanding.

Part III is incorporated by reference from the Proxy Statement for the 2014 annual meeting of stockholders.

HESS CORPORATION

Form 10-K

PART I

Items 1 and 2.    Business and Properties

Hess Corporation (the Registrant) is a Delaware corporation, incorporated in 1920. The Registrant with its subsidiaries (collectively referred to as the Corporation or Hess) is a global Exploration and Production (E&P) company that develops, produces, purchases, transports and sells crude oil and natural gas. Prior to 2013, the Corporation also operated a Marketing and Refining (M&R) segment, which it began to divest during the year. The M&R businesses manufacture refined petroleum products and purchase, market, store and trade refined products, natural gas and electricity, as well as operate retail gasoline stations, most of which have convenience stores.

In the first quarter of 2013, the Corporation announced several initiatives to continue its transformation into a more focused pure play E&P company that is expected to deliver compound average annual production growth of 5% to 8% through 2017, from its 2012 pro forma production of 289,000 barrels of oil equivalent per day (boepd). The transformation plan included fully exiting the Corporation’s M&R businesses, including its terminal, retail, energy marketing and energy trading operations, as well as the permanent shutdown of refining operations at its Port Reading facility, thus completing its exit from all refining operations. HOVENSA L.L.C. (HOVENSA), a 50/50 joint venture between the Corporation’s subsidiary, Hess Oil Virgin Islands Corp. (HOVIC), and a subsidiary of Petroleos de Venezuela S.A. (PDVSA), had previously shut down its United States (U.S.) Virgin Islands refinery in January 2012 and continued operating solely as an oil storage terminal. HOVIC and its partner have also commenced a sales process for HOVENSA. The transformation plan also committed to the sale of mature E&P assets in Indonesia and Thailand, and the pursuit of monetizing Bakken midstream assets by 2015.

As part of its transformation during 2012 and 2013, the Corporation sold mature or lower margin assets in Azerbaijan, Indonesia, Norway, Russia, the United Kingdom (UK) North Sea, and certain interests onshore in the U.S. In the fourth quarter of 2013, the Corporation sold its energy marketing business and its terminal network. In 2014, the Corporation plans to divest its remaining downstream businesses, including its retail marketing business and energy trading joint venture, plus its E&P assets in Thailand. The Corporation has also reached an agreement to sell dry gas acreage in the Utica shale play in the U.S.

See also the Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Exploration and Production

The Corporation’s total proved developed and undeveloped reserves at December 31 were as follows:

	Crude Oil, Condensate & Natural Gas Liquids (a)		Natural Gas		Total Barrels of Oil Equivalent (BOE) (b)
	2013	2012	2013	2012	2013	2012
	(Millions of barrels)		(Millions of mcf)		(Millions of barrels)

Developed
United States	278	280	279	232	325	318
Europe (c)	126	181	104	190	143	213
Africa	185	188	149	122	210	208
Asia	17	27	578	676	113	140

	606	676	1,110	1,220	791	879

Undeveloped
United States	304	193	185	168	335	222
Europe (c)	165	235	134	167	188	263
Africa	25	46	11	20	26	49
Asia	8	21	535	720	97	140

	502	495	865	1,075	646	674

Total
United States	582	473	464	400	660	540
Europe (c)	291	416	238	357	331	476
Africa	210	234	160	142	236	257
Asia	25	48	1,113	1,396	210	280

	1,108	1,171	1,975	2,295	1,437	1,553

(a)

Total natural gas liquids reserves were 136 million barrels (61 million barrels developed and 75 million barrels undeveloped) at December 31, 2013 and 136 million barrels (76 million barrels developed and 60 million barrels undeveloped) at December 31, 2012. Of the total natural gas liquids reserves, 83% and 78% were in the U.S. and 15% and 17% were in Norway at December 31, 2013 and 2012, respectively. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table beginning on page 8.

(b)

Reflects natural gas reserves converted on the basis of relative energy content of six mcf equals one barrel of oil equivalent (one mcf represents one thousand cubic feet). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. See the average selling prices in the table beginning on page 8.

(c)	Proved reserves in Norway, which represented 20% and 21% of the Corporation’s total reserves at December 31, 2013 and 2012, respectively, were as follows:

	Crude Oil, Condensate & Natural Gas Liquids		Natural Gas		Total Barrels of Oil Equivalent (BOE) (b)
	2013	2012	2013	2012	2013	2012
	(Millions of barrels)		(Millions of mcf)		(Millions of barrels)
Developed	107	102	87	73	121	114
Undeveloped	149	182	111	146	168	207

Total	256	284	198	219	289	321

On a barrel of oil equivalent basis, 45% of the Corporation’s worldwide proved reserves were undeveloped at December 31, 2013 compared with 43% at December 31, 2012. Proved reserves held under production sharing contracts at December 31, 2013 totaled 7% of crude oil and natural gas liquids reserves and 46% of natural gas reserves, compared with 10% of crude oil and natural gas liquids reserves and 52% of natural gas reserves at December 31, 2012. Pro forma year-end reserves, which exclude assets in Indonesia and Thailand classified as held for sale at December 31, 2013, were 1,362 million boe. See the Supplementary Oil and Gas Data on pages 87 through 94 in the accompanying financial statements for additional information on the Corporation’s oil and gas reserves.

Worldwide crude oil, natural gas liquids and natural gas production was as follows:

	2013	2012	2011
Crude oil (thousands of barrels per day)
United States
Bakken	55	47	26
Other Onshore	10	13	11

Total Onshore	65	60	37
Offshore	43	48	44

Total United States	108	108	81

Europe
Russia	16	49	45
United Kingdom	—	15	14
Norway (a)	20	11	20
Denmark	8	9	10

	44	84	89

Africa
Equatorial Guinea	44	48	54
Libya	13	20	4
Algeria	5	7	8

	62	75	66

Asia
Azerbaijan	2	7	6
Indonesia	5	6	3
Other	4	4	4

	11	17	13

Total	225	284	249

	2013	2012	2011
Natural gas liquids (thousands of barrels per day)
United States
Bakken	6	5	2
Other Onshore	4	5	5

Total Onshore	10	10	7
Offshore	5	6	6

Total United States	15	16	13

Europe (a)	1	2	3
Asia	1	1	1

Total	17	19	17

Natural gas (thousands of mcf per day)
United States
Bakken	38	27	13
Other Onshore	25	27	26

Total Onshore	63	54	39
Offshore	61	65	61

Total United States	124	119	100

Europe
United Kingdom	1	25	41
Norway (a)	15	10	29
Denmark	7	8	11

	23	43	81

Asia and Other
Joint Development Area of Malaysia/Thailand (JDA)	235	252	267
Thailand	87	90	84
Indonesia	52	66	56
Malaysia	33	39	35
Other	11	7	—

	418	454	442

Total	565	616	623

Barrels of oil equivalent (per day) (b)	336	406	370

(a)

Norway production for 2013 included 20 thousand barrels per day of crude oil, 1 thousand barrels per day of natural gas liquids and 15 thousand mcf per day of natural gas from the Valhall Field. Norway production for 2012 included 11 thousand barrels per day of crude oil, 0.5 thousand barrels per day of natural gas liquids and 8 thousand mcf per day of natural gas from the Valhall Field. Norway production for 2011 included 18 thousand barrels per day of crude oil, 1 thousand barrels per day of natural gas liquids and 15 thousand mcf per day of natural gas from the Valhall Field.

(b)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table beginning on page 8.

A description of our significant E&P operations is as follows:

United States

At December 31, 2013, 46% of the Corporation’s total proved reserves were located in the U.S. During 2013, 51% of the Corporation’s crude oil and natural gas liquids production and 22% of its natural gas production were from U.S. operations. The Corporation’s production in the U.S. was from offshore properties in the Gulf of Mexico and onshore properties principally in the Bakken oil shale play in the Williston Basin of North Dakota as well as in the Permian Basin of Texas and the Utica Basin of Ohio.

Onshore:    In North Dakota, the Corporation holds approximately 645,000 net acres in the Bakken at December 31, 2013. During 2013, the Corporation operated 14 rigs, drilled 195 wells, completed 181 wells, and brought on production 168 wells, bringing the total operated production wells to 722. During 2014, the Corporation plans to operate 17 rigs, to bring on production a further 225 wells with full year 2014 production from Bakken expected to average between 80,000 boepd and 90,000 boepd.

The Corporation owns the Tioga Gas Plant in North Dakota which had a processing capacity of approximately 110,000 mcf per day of natural gas during 2013. The Corporation is completing an expansion of the plant which will increase total processing capacity to approximately 250,000 mcf per day, with capability for ethane recovery, full fractionation and sales of natural gas liquids. Residual gas sales and ethane extraction are expected to commence in the first quarter of 2014. Other North Dakota infrastructure includes the Tioga rail terminal, nine unit trains each with 104 cars, the Ramberg truck terminal, gas compression stations and related gathering lines.

In the Utica shale play, the Corporation owns a 100% interest in approximately 92,000 acres in the dry gas area. In January 2014, the Corporation reached an agreement to sell approximately 74,000 acres of this dry gas position for $924 million. The Corporation also owns a 50% undivided interest in CONSOL Energy Inc.’s (CONSOL) acreage in the Utica Basin. During the second quarter of 2013, the Corporation reached an agreement with CONSOL relating to title verification. This agreement reduced the gross joint venture acreage by approximately 64,000 acres to approximately 146,000 acres and also reduced the Corporation’s total carry obligation from $534 million to $335 million. At December 31, 2013, the Corporation’s remaining carry obligation was approximately $200 million. During 2013, a total of 29 wells were drilled, 24 wells were completed and 17 wells were tested across both the Corporation’s 100% owned and joint venture acreage with CONSOL. In 2014, the Corporation plans to drill three wells on its 100% owned acreage and 32 wells with CONSOL on its joint venture acreage.

In the Permian Basin, the Corporation operates and holds a 34% interest in the Seminole-San Andres Unit. In 2013, the Corporation sold its interests in the Eagle Ford shale play in Texas.

Offshore:    The Corporation’s production offshore in the Gulf of Mexico was principally from the Shenzi (Hess 28%), Llano (Hess 50%), Conger (Hess 38%), Baldpate (Hess 50%), Hack Wilson (Hess 25%) and Penn State (Hess 50%) fields.

At the outside operated Shenzi Field, development drilling continued during 2013 with the completion of two production wells and two water injection wells. Further field development drilling at Shenzi is planned for 2014. At the outside operated Llano Field, the Llano #4 production well was completed and first oil commenced in the fourth quarter of 2013. Llano production during 2013 was impacted by multiple shut-ins for planned and unplanned maintenance activities at outside operated processing and export facilities. At the operated Conger Field, seismic data was acquired during 2013 for future field development planning.

At the Hess operated Tubular Bells Field (Hess 57%), the Corporation completed drilling of the second and third production wells, and commenced a batch completion program in the fourth quarter of 2013. Facilities construction is ongoing with offshore installation expected to commence in the first quarter and first oil anticipated in the third quarter of 2014. A fourth production well is planned to be drilled during 2014.

The Corporation is operator and holds a 20% interest in the Stampede offshore development project, which consists of the Corporation’s Pony discovery and the third-party Knotty Head discovery. An application to unitize Blocks 468, 512, the western half of 469 and the eastern half of 511 is expected to be filed with the Bureau of Safety and Environmental Enforcement in the first quarter of 2014. Field development is progressing and the project is targeted for sanction in 2014.

At December 31, 2013, the Corporation had interests in 207 blocks in the Gulf of Mexico, of which 178 were exploration blocks comprising approximately 700,000 net undeveloped acres, with an additional 66,000 net acres held for production and development operations. During 2013, the Corporation’s interests in 47 leases, comprising approximately 165,000 net undeveloped acres, either expired or were relinquished. In the next three years, an additional 114 exploration leases, comprising approximately 430,000 net undeveloped acres, are due to expire.

Europe

At December 31, 2013, 23% of the Corporation’s total proved reserves were located in Europe (Norway 20% and Denmark 3%). During 2013, 18% of the Corporation’s crude oil and natural gas liquids production and 4% of its natural gas production were from European operations. In 2013, the Corporation completed the sale of its Russian subsidiary, Samara-Nafta, and sold its interests in the Beryl fields, completing its exit from producing operations in the UK North Sea.

Norway:    The Corporation’s Norwegian production was from its outside operated interests in the Valhall (Hess 64%) and Hod fields (Hess 63%).

The Valhall Field was shut down from July 2012 through January 2013 to install a new production, utilities and accommodation platform, that extends the field life by approximately 40 years. Production resumed at reduced rates until the Valhall Field was shut down during June 2013 for planned maintenance at a third party processing facility. Net production from the Valhall Field for 2013 averaged 23,000 boepd with full year 2014 production expected to be in the range of 30,000 boepd to 35,000 boepd. In addition, the Corporation has a well abandonment program and is decommissioning the old infrastructure that is no longer being used.

United Kingdom:    In January 2013, the Corporation completed the sale of its interests in the Beryl fields (Hess 22%) and the Scottish Area Gas Evacuation (SAGE) pipeline in the UK North Sea. The Corporation has commenced decommissioning activities in its non-producing fields comprising Atlantic (Hess 25%), Cromarty (Hess 90%), Fife, Flora and Angus (Hess 85%), Fergus (Hess 65%), Ivanhoe and Rob Roy (Hess 77%).

Denmark:    Production comes from the Corporation’s operated interest in the South Arne Field (Hess 62%), offshore Denmark. During 2013, the Corporation completed its phase three development program in which two new wellhead platforms were successfully installed in the Field. Development drilling commenced in the first half of 2013 and first oil from the development was achieved in the fourth quarter of 2013. Net production from the South Arne Field for 2013 averaged 9,000 boepd with full year 2014 production expected to be in the range of 10,000 boepd to 15,000 boepd.

Russia:    The Corporation’s activities in Russia were conducted through its interest in Samara-Nafta, a subsidiary operating in the Volga-Urals region. In April 2013, the Corporation completed the sale of its subsidiary.

France:    The Corporation has interests in more than 300,000 net acres in the Paris Basin. In 2013, the Corporation drilled three vertical wells, which were logged and cored. Technical evaluation of the well results is expected to be completed in 2014. A law prohibiting the use of hydraulic fracturing was implemented by the French government in July 2011 and remains in place.

Africa

At December 31, 2013, 16% of the Corporation’s total proved reserves were located in Africa (Equatorial Guinea 3.5%, Libya 12% and Algeria 0.5%). During 2013, 26% of the Corporation’s crude oil and natural gas liquids production were from its African operations.

Equatorial Guinea:    The Corporation is operator and owns an interest in Block G (Hess 85% paying interest) which contains the Ceiba Field and the Okume Complex. The national oil company of Equatorial Guinea holds a 5% carried interest in Block G. During 2013, the Corporation completed three additional production wells at the Ceiba Field, which concluded the Ceiba Phase II drilling campaign. At the Okume Complex, an infill drilling campaign commenced in the fourth quarter of 2013 based on 4D seismic and will continue throughout 2014. Net production from Equatorial Guinea averaged 44,000 boepd in 2013 and is expected to be in the range of 40,000 boepd to 45,000 boepd in 2014.

Libya:    The Corporation, in conjunction with its Oasis Group partners, has production operations in the Waha concessions in Libya (Hess 8%) which contain the Defa, Faregh, Gialo, North Gialo, Belhedan and other fields. Due to the continuing civil unrest in Libya, production has been shut-in from the beginning of the third quarter of 2013. Net production at the Waha fields averaged 15,000 boepd during 2013 and 21,000 boepd in 2012. The Corporation also owns a 100% interest in offshore exploration Area 54 in the Mediterranean Sea. As a result of the ongoing civil and political unrest, the Corporation expensed the two previously capitalized exploration wells on the block in the fourth quarter of 2013.

Algeria:    The Corporation has a 49% interest in a venture with the Algerian national oil company that redeveloped three oil fields. In 2013, the Corporation sold its interest in the development project, Bir El Msana (Hess 45%).

Ghana:    The Corporation holds a 100% paying interest and is operator of the Deepwater Tano Cape Three Points license. The Ghana National Petroleum Corporation holds a 10% carried interest in the block. The Corporation has drilled seven successful exploration wells on the block. In June 2013, the Corporation submitted appraisal plans for each of the seven discoveries to the Ghanaian government for approval. Four of these appraisal plans, including the appraisal plan for the largest discovery, Pecan, were approved by year-end. The Corporation plans to commence a three well appraisal drilling campaign in the second half of 2014. Discussions continue with the Ghanaian government on the outstanding three appraisal plans.

Asia and Other

At December 31, 2013, 15% of the Corporation’s total proved reserves were located in the Asia region (JDA 9%, Indonesia 2%, Thailand 3% and Malaysia 1%). During 2013, 5% of the Corporation’s crude oil and natural gas liquids production and 74% of its natural gas production were from its Asian and Other operations. In December 2013, the Corporation completed the sale of its Natuna A Field, located off the coast of Indonesia and in January 2014, its Pangkah asset, also located off the coast of Indonesia. In the first quarter of 2013, the Corporation sold its interests in Azerbaijan in the Caspian Sea and announced its intent to divest its interests in Thailand.

Joint Development Area of Malaysia/Thailand (JDA):    The Corporation owns an interest in Block A-18 of the JDA (Hess 50%) in the Gulf of Thailand. In 2013, the operator continued development drilling, successfully installed two new wellhead platforms, sanctioned a further wellhead platform and continued with a major booster compression project. In 2014, the operator intends to progress the compression project, continue development drilling and commence production at the platforms installed in 2013. Net production for 2013 averaged 41,000 boepd with full year 2014 production expected to be approximately 250,000 mcf per day.

Malaysia:    The Corporation’s production in Malaysia comes from its interest in Block PM301 (Hess 50%), which is adjacent to and is unitized with Block A-18 of the JDA where the natural gas is processed. The Corporation also owns a 50% interest and is the operator of Blocks PM302, PM325 and PM326B located in the North Malay Basin (NMB), offshore Peninsular Malaysia, where a multi-phase natural gas development project is underway. The project achieved first production on the Early Production System in October 2013 where net production averaged approximately 30 million cubic feet per day in the fourth quarter. The Corporation expects net production to average approximately 40 million cubic feet per day through 2016 until full field development is completed in late 2016. Net production is expected to increase to approximately 165 million cubic feet per day in 2017.

Indonesia:    The Corporation’s production in Indonesia came from its interests offshore in the operated Ujung Pangkah asset (Hess 75%) and the outside operated Natuna A Field. In December 2013, the Corporation completed the sale of its Natuna A Field and, in January 2014, the Pangkah asset was sold.

Thailand:    The Corporation’s production in Thailand comes from the outside operated offshore Pailin Field (Hess 15%) and the operated onshore Sinphuhorm Block (Hess 35%). The Corporation has a sales process underway for its assets in Thailand.

Azerbaijan:    The Corporation completed the sale of its interests in the Azeri-Chirag-Guneshli (ACG) fields, in the Caspian Sea, and in the Baku-Tbilisi-Ceyhan (BTC) oil transportation pipeline company, in March 2013.

Australia:    The Corporation holds an interest in an exploration license covering approximately 780,000 acres in the Carnarvon Basin offshore Western Australia (WA-390-P Block, also known as Equus) (Hess 100%). The Corporation has drilled 13 natural gas discoveries. Development planning and commercial activities, including negotiations with potential liquefaction partners continued in 2013. Successful negotiation with a third party liquefaction partner is necessary before the Corporation can negotiate a gas sales agreement and sanction development of the project. In addition, the Corporation has approximately 1.7 million net acres in the Canning Basin, onshore Western Australia, where seismic re-processing and aero-magnetic surveys and interpretation were ongoing during 2013.

Brunei:    The Corporation has an interest in Block CA-1 (Hess 14%). In 2012, the operator drilled two wells, Jagus East and Julong East, which both encountered hydrocarbons. These wells are being evaluated and seismic processing is ongoing.

Kurdistan Region of Iraq:    The Corporation is operator and has an 80% paying interest (64% working interest) in the Dinarta and Shakrok exploration blocks, which have a combined area of more than 670 square miles. The Corporation spud its first exploration well on the Shakrok block during 2013. A second exploration well in Kurdistan, which will be on the Dinarta block, is planned for the first half of 2014.

China:    In July 2013, the Corporation signed a Production Sharing Agreement with China National Petroleum Corporation (CNPC) to evaluate unconventional oil and gas resource opportunities covering approximately 200,000 gross acres in the Santanghu Basin. Under the agreement, Hess owns a 49% working interest share. The exploration phase commenced in August 2013 and one vertical well has been drilled to date. Further drilling is planned for 2014.

Sales Commitments

In the E&P segment, the Corporation has contracts to sell fixed quantities of its natural gas and natural gas liquids (NGL) production. The natural gas contracts principally relate to producing fields in Asia. The most significant of these commitments relates to the JDA where the minimum contract quantity of natural gas is estimated at 99 billion cubic feet per year based on current entitlements under a sales contract expiring in 2027. The estimated total volume of production subject to sales commitments under all of these contracts is approximately 1.7 trillion cubic feet of natural gas.

The Corporation has NGL contracts relating to its Bakken production with delivery commitments which begin in January 2014. The minimum contract quantity under these contracts, which expire in 2023, is approximately 8 million barrels per year, or approximately 98 million barrels over the life of the contracts.

The Corporation has not experienced any significant constraints in satisfying the committed quantities required by its sales commitments and it anticipates being able to meet future requirements from available proved and probable reserves.

Average selling prices and average production costs

	2013	2012	2011
Average selling prices (a)
Crude oil — per barrel (including hedging)
United States
Onshore	$90.00	$84.78	$91.11
Offshore	103.83	101.80	104.83
Total United States	95.50	92.32	98.56

Europe (b)	88.03	74.14	80.18
Africa	108.70	89.02	88.46
Asia	107.40	107.45	111.71
Worldwide	98.48	86.94	89.99
Crude oil — per barrel (excluding hedging)
United States
Onshore	$89.81	$85.66	$91.11
Offshore	103.15	104.39	104.83
Total United States	95.11	93.96	98.56

Europe (b)	87.45	75.06	80.18
Africa	108.07	110.92	110.28
Asia	107.40	109.35	111.71
Worldwide	98.01	93.70	95.60

Natural gas liquids — per barrel
United States
Onshore	$43.14	$44.22	$79.75
Offshore	29.18	35.24	50.88
Total United States	38.07	40.75	58.59

Europe (b)	58.31	78.43	75.49
Asia	74.94	77.92	72.29
Worldwide	40.68	47.81	62.72

Average selling prices and average production costs

	2013	2012	2011

Natural gas — per mcf
United States
Onshore	$3.08	$2.02	$3.16
Offshore	2.83	2.15	3.54
Total United States	2.96	2.09	3.39

Europe (b)	11.06	9.50	8.79
Asia and other	7.50	6.90	6.02
Worldwide	6.64	6.16	5.96

Average production (lifting) costs per barrel of oil equivalent produced (c)
United States
Onshore	$29.42	$28.97	$29.14
Offshore	4.98	5.21	5.08
Total United States	19.45	18.25	16.30

Europe (b)	36.02	29.56	25.13
Africa	19.26	14.45	15.95
Asia and other	12.89	11.13	10.62
Worldwide	20.26	18.52	17.40

(a)	Includes inter-company transfers valued at approximate market prices.

(b)

The average selling prices in Norway for 2013 were $110.25 per barrel for crude oil (including hedging), $109.41 per barrel for crude oil (excluding hedging), $57.87 per barrel for natural gas liquids and $13.50 per mcf for natural gas. The average selling prices in Norway for 2012 were $109.23 per barrel for crude oil (including hedging), $113.08 per barrel for crude oil (excluding hedging), $58.48 per barrel for natural gas liquids and $12.21 per mcf for natural gas. The average selling prices in Norway for 2011 were $112.38 per barrel for crude oil, $62.07 per barrel for natural gas liquids and $9.77 per mcf for natural gas. The average production (lifting) costs in Norway were $44.69 per barrel of oil equivalent produced in 2013, $62.38 per barrel of oil equivalent produced in 2012, reflecting a shutdown of production from July 2012 through the end of 2012, and $31.09 per barrel of oil equivalent produced in 2011.

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

Gross and net undeveloped acreage at December 31, 2013

	Undeveloped Acreage (a)
	Gross	Net
	(In thousands)
United States	1,692	1,197
Europe (b)	807	639
Africa	6,453	3,380
Asia and other	11,845	7,874

Total (c)	20,797	13,090

(a)	Includes acreage held under production sharing contracts.

(b)	Gross and net undeveloped acreage in Norway was 61 thousand and 9 thousand, respectively.

(c)

Licenses covering approximately 69% of the Corporation’s net undeveloped acreage held at December 31, 2013 are scheduled to expire during the next three years pending the results of exploration activities. These scheduled expirations are largely in Africa, Asia and the U.S.

Gross and net developed acreage and productive wells at December 31, 2013

	Developed Acreage Applicable to		Productive Wells (a)
	Productive Wells		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
	(In thousands)
United States	1,212	813	2,029	885	59	47
Europe (b)	102	59	64	41	—	—
Africa	9,832	933	826	121	—	—
Asia and other	914	355	17	13	499	113

Total	12,060	2,160	2,936	1,060	558	160

(a)	Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 48 gross wells and 35 net wells.

(b)	Gross and net developed acreage in Norway was approximately 57 thousand and 36 thousand, respectively. Gross and net productive oil wells in Norway were 50 and 32, respectively.

Number of net exploratory and development wells drilled during the years ended December 31

	Net Exploratory Wells			Net Development Wells
	2013	2012	2011	2013	2012	2011
Productive wells
United States	10	3	20	146	184	98
Europe	—	3	6	1	23	25
Africa	2	3	1	2	1	1
Asia and other	4	3	4	18	20	18

	16	12	31	167	228	142

Dry holes
United States	—	1	—	—	—	—
Europe	3	3	2	—	—	—
Africa	—	—	1	—	—	—
Asia and other	1	2	1	—	—	—

	4	6	4	—	—	—

Total	20	18	35	167	228	142

Number of wells in process of drilling at December 31, 2013

	Gross Wells	Net Wells
United States	184	81
Europe*	5	3
Africa	16	2
Asia and other	23	6

Total	228	92

*	Gross and net wells in process of drilling in Norway were 4 and 3, respectively.

Marketing and Refining

The Corporation is in the process of exiting all downstream businesses to become a pure play E&P company.

At December 31, 2013, the Corporation had 1,350 HESS® retail gasoline stations, including stations owned by its WilcoHess joint venture (Hess 44%). Approximately 93% of the gasoline stations are operated by the Corporation or WilcoHess. Of the operated stations, 96% have convenience stores on the sites. Most of the Corporation’s gasoline stations are in New York, New Jersey, Pennsylvania, Florida, Massachusetts, North Carolina and South Carolina. In January 2014, the Corporation acquired the remaining interest in WilcoHess. The Corporation is pursuing a dual track to divest its retail marketing business either through a third-party sale or a tax free spin-off into a new public company.

The table below summarizes marketing sales volumes:

	2013	2012	2011
Retail Marketing
Number of retail stations*	1,350	1,361	1,360
Convenience store revenue (in millions)	$1,069	$1,123	$1,189
Average gasoline volume per station (thousands of gallons per month)	187	192	195

*	Includes operated, WilcoHess, dealer and branded retailer stations.

In addition, the Corporation plans to divest its interests in an energy trading partnership, a joint venture (Hess 50%) to build a 655-megawatt natural gas fueled electric generating facility in Newark, New Jersey, and the Bayonne Energy Center, LLC (Hess 50%), a joint venture that operates a 512-megawatt natural gas fueled electric generating station in Bayonne, New Jersey, which provides power to New York City.

In the fourth quarter of 2013, the Corporation sold its energy marketing and terminal network businesses which marketed refined petroleum products, natural gas and electricity on the East Coast of the U.S. to wholesale distributors, industrial and commercial users, other petroleum companies, governmental agencies and public utilities.

In the first quarter of 2013, the Corporation permanently shut down refining operations at its Port Reading, New Jersey facility, thus completing its exit from all refining operations. HOVENSA, a 50/50 joint venture between the Corporation’s subsidiary, HOVIC, and a subsidiary of PDVSA, had previously shut down its refinery in St. Croix, U.S. Virgin Islands in January 2012 and continued operating solely as an oil storage terminal. During 2012 and continuing into 2013, HOVENSA and the Government of the Virgin Islands negotiated a plan to pursue the sale of HOVENSA and the sales process commenced in the fourth quarter. If an agreement to sell the refinery cannot be reached, HOVENSA will likely not be able to continue operating as an oil storage terminal. For further discussion of the refinery shutdown, see Note 10, HOVENSA L.L.C. Joint Venture, in the notes to the Consolidated Financial Statements.

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

To complement internal capabilities and to ensure coverage for its global operations, the Corporation maintains membership contracts with a network of local, regional and global oil spill response and emergency response organizations. At the regional and global level, these organizations include Clean Gulf Associates (CGA), Marine Well Containment Company (MWCC), Wild Well Control (WWC), Subsea Well Intervention Service (SWIS), National Response Corporation (NRC) and Oil Spill Response (OSR). CGA is a regional spill response organization and MWCC provides the equipment and personnel to contain underwater well control incidents in the Gulf of Mexico. WWC provides firefighting, well control and engineering services globally. NRC and OSR are global response organizations and are available to assist the Corporation when needed anywhere in the world. In addition to owning response assets in their own right, these organizations maintain business relationships that provide immediate access to additional critical response support services if required. These owned response assets included nearly 300 recovery and storage vessels and barges, more than 250 skimmers, over 300,000 feet of boom, and significant quantities of dispersants and other ancillary equipment, including aircraft. In addition to external well control and oil spill response support, Hess has contracts with wildlife, environmental, meteorology, incident management, medical and security resources. If the Corporation were to engage these organizations to obtain additional critical response support services, it would fund such services and seek reimbursement under its insurance coverage described below. In certain circumstances, the Corporation pursues and enters into mutual aid agreements with other companies and government cooperatives to receive and provide oil spill response equipment and personnel support. The Corporation maintains close associations with emergency response organizations through its representation on the Executive Committee of CGA and the Board of Directors of OSR.

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

The amount of insurance covering physical damage to the Corporation’s property and liability related to negative environmental effects resulting from a sudden and accidental pollution event, excluding Atlantic Named Windstorm coverage for which it is self-insured, varies by asset, based on the asset’s estimated replacement value or the estimated maximum loss. In the case of a catastrophic event, first party coverage consists of two tiers of insurance. The first $300 million of coverage is provided through an industry mutual insurance group. Above this $300 million threshold, insurance is carried which ranges in value up to $2.38 billion in total, depending on the asset coverage level, as described above. Additionally, the Corporation carries insurance which provides third party coverage for general liability, and sudden and accidental pollution, up to $1.05 billion.

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

Environmental

Compliance with various existing environmental and pollution control regulations imposed by federal, state, local and foreign governments is not expected to have a material adverse effect on the Corporation’s financial condition or results of operations. The Corporation spent approximately $16 million in 2013 for environmental remediation, principally relating to the downstream businesses. The Corporation anticipates capital expenditures for E&P facilities, primarily to comply with federal, state and local environmental standards of approximately $65 million in 2014 and approximately $50 million in 2015. The Corporation anticipates capital expenditures for the downstream businesses of approximately $8 million in 2014. For further discussion of environmental matters see the Environment, Health and Safety section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Number of Employees

The number of persons employed by the Corporation at year-end was approximately 12,225 in 2013 and 14,775 in 2012. The reduction in the number of employees between 2013 and 2012 was largely a result of the Corporation’s asset sales program. Of the employees remaining at year-end, approximately 8,800 in 2013 (approximately 9,500 in 2012) were employed in the Corporation’s downstream businesses that are due to be divested.

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

Our business and operating results are highly dependent on the market prices of crude oil, natural gas liquids and natural gas, which can be very volatile.    Our estimated proved reserves, revenue, operating cash flows, operating margins, and future earnings are highly dependent on the prices of crude oil, natural gas liquids and natural gas, which are volatile and influenced by numerous factors beyond our control. The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries (OPEC), exert considerable influence over the supply and price of crude oil and refined petroleum products. Their ability or inability to agree on a common policy on rates of production and other matters has a significant impact on the oil markets. The commodities trading markets as well as other supply and demand factors may also influence the selling prices of crude oil, natural gas liquids and natural gas. To the extent that we engage in hedging activities to mitigate commodity price volatility, we may not realize the benefit of price increases above the hedged price. Changes in commodity prices can also have a material impact on collateral and margin requirements under our derivative contracts. In order to manage the potential volatility of cash flows and credit requirements, the Corporation utilizes significant bank credit facilities. An inability to renew or replace such credit facilities or access other sources of funding as they mature would negatively impact our liquidity. In addition, we are exposed to risks related to changes in interest rates and foreign currency values, and may engage in hedging activities to mitigate related volatility.

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

We do not always control decisions made under joint operating agreements and the partners under such agreements may fail to meet their obligations.    We conduct many of our exploration and production operations through joint operating agreements with other parties under which we may not control decisions, either because we do not have a controlling interest or are not operator under the agreement. There is risk that these parties may at any time have economic, business, or legal interests or goals that are inconsistent with ours, and therefore decisions may be made which are not what we believe is in our best interest. Moreover, parties to these agreements may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. In either case, the value of our investment may be adversely affected.

We are subject to changing laws and regulations and other governmental actions that can significantly and adversely affect our business.    Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, disallowance of tax credits and deductions, expropriation or nationalization of property, mandatory government participation, cancellation or amendment of contract rights, imposition of capital controls or blocking of funds, changes in import and export regulations, limitations on access to exploration and development opportunities, as well as other political developments may affect our operations. As a result of the accident in April 2010 at the BP p.l.c. (BP) operated Macondo prospect in the Gulf of Mexico (in which the Corporation was not a participant) and the ensuing significant oil spill, a temporary drilling moratorium was imposed in the Gulf of Mexico. While this moratorium has since been lifted, significant new regulations have been imposed and further legislation and regulations may be proposed. The new regulatory environment has resulted in a longer permitting process and higher costs. We also transport some of our crude oil production, particularly from the Bakken shale oil play, by rail. Recent rail accidents have raised public awareness of rail safety and may result in heightened regulatory scrutiny that may lead to an increase in the costs of transporting crude oil and other hydrocarbons by rail and otherwise adversely impact our operations.

Political instability in areas where we operate can adversely affect our business.    Some of the international areas in which we operate, and the partners with whom we operate, are politically less stable than other areas and partners. Political and civil unrest in North Africa and the Middle East has affected and may affect our operations in these areas as well as oil and gas markets generally. For example, production at the Waha fields in Libya, which has a net production capacity of approximately 25,000 boepd, has been shut-in since August 2013 and was also shut-in for eight months in 2011 due to civil unrest. The threat of terrorism around the world also poses additional risks to the operations of the oil and gas industry.

Our oil and gas operations are subject to environmental risks and environmental laws and regulations that can result in significant costs and liabilities.    Our oil and gas operations, like those of the industry, are subject to environmental risks such as oil spills, produced water spills, gas leaks and ruptures and discharges of substances or gases that could expose us to substantial liability for pollution or other environmental damage. Our operations are also subject to numerous U.S. federal, state, local and foreign environmental laws and regulations. Non-compliance with these laws and regulations may subject us to administrative, civil or criminal penalties, remedial clean-ups and natural resource damages or other liabilities. In addition, increasingly stringent environmental regulations have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general.

Concerns have been raised in certain jurisdictions where we have operations concerning the safety and environmental impact of the drilling and development of shale oil and gas resources, particularly hydraulic fracturing, water usage, flaring of associated natural gas and air emissions. While we believe that these operations can be conducted safely and with minimal impact on the environment, regulatory bodies are responding to these concerns and may impose moratoriums and new regulations on such drilling operations that would likely have the effect of prohibiting or delaying such operations and increasing their cost. For example, a moratorium prohibiting hydraulic fracturing is currently impacting the Corporation’s exploration activities in France.

Concerns about climate change may result in significant operational changes and expenditures, reduced demand for our products and adversely affect our business.    We recognize that climate change is a global environmental concern. Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions. These agreements and measures may require significant equipment modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. In addition, our production is used to produce petroleum fuels, which through normal customer use may result in the emission of greenhouse gases. Regulatory initiatives to reduce the use of these fuels may reduce our sales of crude oil and other hydrocarbons. The imposition and enforcement of stringent greenhouse gas emissions reduction targets could severely and adversely impact the oil and gas industry and significantly reduce the value of our business. Finally, to the extent that climate change may result in more extreme weather related events, we could experience increased costs related to prevention, maintenance and remediation of affected operations in addition to higher costs and lost revenues related to delays and shutdowns.

Our industry is highly competitive and many of our competitors are larger and have greater resources than we have.    The petroleum industry is highly competitive and very capital intensive. We encounter competition from numerous companies in each of our activities, including acquiring rights to explore for crude oil and natural gas. Many competitors, including national oil companies, are larger and have substantially greater resources. We are also in competition with producers of other forms of energy. Increased competition for worldwide oil and gas assets has significantly increased the cost of acquiring oil and gas assets. In addition, competition for drilling services, technical expertise and equipment may affect the availability of technical personnel and drilling rigs, resulting in increased capital and operating costs.

Catastrophic events, whether naturally occurring or man-made, may materially affect our operations and financial conditions.    Our oil and gas operations are subject to unforeseen occurrences which have affected us from time to time and which may damage or destroy assets, interrupt operations and have other significant adverse effects. Examples of catastrophic risks include hurricanes, fires, explosions, blowouts, such as the third party accident at the Macondo prospect, pipeline interruptions and ruptures, severe weather, geological events, labor disputes or cyber-attacks. Although we maintain insurance coverage against property and casualty losses, there can be no assurance that such insurance will adequately protect the Corporation against liability from all potential consequences and damages. Moreover, some forms of insurance may be unavailable in the future or be available only on terms that are deemed economically unacceptable.

Cyber-attacks targeting our computer and telecommunications systems and infrastructure used by the oil and gas industry may materially impact our business and operations.    Computers and telecommunication systems are used to conduct our exploration, development and production activities and have become an integral part of our business. We use these systems to analyze and store financial and operating data and to communicate within our company and with outside business partners. Cyber-attacks could compromise our computer and telecommunications systems and result in disruptions to our business operations, the loss or corruption of our data and proprietary information and communications interruptions. In addition, computers control oil and gas distribution systems globally and are necessary to deliver our production to market. A cyber-attack impacting these distribution systems, or the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets and make it difficult or impossible to accurately account for production and settle transactions. Our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient and such attacks could have an adverse impact on our business and operations.

Item 3.    Legal Proceedings

The Corporation, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. In 2008, the majority of the cases against the Corporation were settled. In 2010 and 2011, additional cases were settled including an action brought in state court by the State of New Hampshire. Cases brought by the State of New Jersey and the Commonwealth of Puerto Rico remain unresolved. The Corporation has reserves recorded which it believes are adequate to cover its expected liability in these cases.

The Corporation received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the lower Passaic River and the NJDEP is also seeking natural resource damages. The directive, insofar as it affects the Corporation, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey previously owned by the Corporation. The Corporation and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination. The Corporation and other parties recently settled a cost recovery claim by the State of New Jersey and also agreed to fund remediation of a portion of the site. The EPA is continuing to study contamination and remedial designs for other portions of the River. In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River. Given the ongoing studies, remedial costs cannot be reliably estimated at this time. Based on currently known facts and circumstances, the Corporation does not believe that this matter will result in a material liability because its terminal could not have contributed contamination along most of the river’s length and did not store or use contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in the cost of remediation and damages.

On July 25, 2011, the Virgin Islands Department of Planning and Natural Resources commenced an enforcement action against HOVENSA by issuance of documents titled “Notice Of Violation, Order For Corrective Action, Notice Of Assessment of Civil Penalty, Notice Of Opportunity For Hearing” (the “NOVs”). The NOVs assert violations of Virgin Islands Air Pollution Control laws and regulations arising out of odor incidents on St. Croix in May 2011 and proposed total penalties of $210,000. HOVENSA believes that it has good defenses against the asserted violations.

In July 2004, HOVIC and HOVENSA, each received a letter from the Commissioner of the Virgin Islands Department of Planning and Natural Resources and Natural Resources Trustees, advising of the Trustee’s intention to bring suit against HOVIC and HOVENSA under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The letter alleges that HOVIC and HOVENSA are potentially responsible for damages to natural resources arising from releases of hazardous substances from the HOVENSA refinery, which had been operated by HOVIC until October 1998. An action was filed on May 5, 2005 in the District Court of the Virgin Islands against HOVENSA, HOVIC and other companies that operated industrial facilities on the south shore of St. Croix asserting that the defendants are liable under CERCLA and territorial statutory and common law for damages to natural resources. The CERCLA claims have been dismissed and a trial is scheduled in June 2014 on the remaining claims. HOVIC and HOVENSA are continuing to vigorously defend this matter and do not believe that this matter will result in a material liability as they believe that they have strong defenses against this complaint.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The common stock of Hess Corporation is traded principally on the New York Stock Exchange (ticker symbol: HES). High and low sales prices were as follows:

	2013		2012
Quarter Ended	High	Low	High	Low
March 31	$72.63	$53.06	$67.86	$54.10
June 30	74.48	61.32	60.20	39.67
September 30	80.41	66.23	57.34	41.94
December 31	85.15	76.83	55.96	48.20

Performance Graph

Set forth below is a line graph comparing the five year shareholder return on a $100 investment in the Corporation’s common stock assuming reinvestment of dividends, against the cumulative total returns for the following:

•	Standard & Poor’s (S&P) 500 Stock Index, which includes the Corporation,

•	Proxy Peer Group comprising 16 oil and gas peer companies, including the Corporation (as disclosed in the Corporation’s 2013 Proxy Statement).

Comparison of Five-Year Shareholder Returns

Years Ended December 31,

Holders

At December 31, 2013, there were 3,961 stockholders (based on the number of holders of record) who owned a total of 325,314,177 shares of common stock.

Dividends

In 2013, cash dividends on common stock totaled $0.70 per share ($0.10 per share for the first two quarters and $0.25 per share commencing in the third quarter of 2013). Cash dividends were $0.40 per share ($0.10 per quarter) for both 2012 and 2011.

Share Repurchase Activities

Hess’s share repurchase activities for the year ended December 31, 2013, were as follows:

2013	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b) (In millions)
July	—	$—	—	$4,000
August	3,033,073	75.05	3,033,073	3,772
September	3,495,977	77.95	3,495,977	3,500
October	5,159,765	81.31	5,159,765	3,080
November	3,910,569	81.43	3,910,569	2,762
December	3,710,300	80.85	3,710,300	2,462

Total for 2013	19,309,684	$79.65	19,309,684

(a)	Repurchased in open-market transactions. The average price paid per share was inclusive of transaction fees.

(b)	In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common shares.

Equity Compensation Plans

Following is information on the Registrant’s equity compensation plans at December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights *	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column*)
Equity compensation plans approved by security holders	10,141,000	$63.08	10,244,000(a)
Equity compensation plans not approved by security holders (b)	—	—	—

(a)	These securities may be awarded as stock options, restricted stock, performance share units or other awards permitted under the Registrant’s equity compensation plan.

(b)

The Corporation has a Stock Award Program pursuant to which each non-employee director annually receives approximately $175,000 in value of the Corporation’s common stock. These awards are made from shares purchased by the Corporation in the open market.

See Note 13, Share-based Compensation in the notes to the Consolidated Financial Statements for further discussion of the Corporation’s equity compensation plans.

Item 6.    Selected Financial Data

The following is a five-year summary of selected financial data that should be read in conjunction with the Corporation’s consolidated financial statements and the accompanying notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report:

	2013		2012		2011		2010		2009
	(In millions, except per share amounts)
Sales and other operating revenues
Crude oil and natural gas liquids	$9,824		$10,332		$8,921		$7,235		$5,665
Natural gas (including sales of purchased gas)	1,394		1,394		1,362		1,373		1,215
Refined petroleum products	9,684		10,190		9,712		5,409		4,382
Convenience store sales and other operating revenues	1,382		1,465		1,456		1,636		1,716

Total	$22,284		$23,381		$21,451		$15,653		$12,978

Income from continuing operations	$3,968		$1,867		$1,531		$1,955		$571
Income from discontinued operations	1,254		196		145		183		236

Net income	$5,222		$2,063		$1,676		$2,138		$807
Less: Net income (loss) attributable to noncontrolling interests	170		38		(27)		13		67

Net income attributable to Hess Corporation	$5,052	(a)	$2,025	(b)	$1,703	(c)	$2,125	(d)	$740	(e)

Net income attributable to Hess Corporation per share:
Basic:
Continuing operations	$11.28		$5.40		$4.62		$5.96		$1.56
Discontinued operations	3.73		0.58		0.43		0.56		0.72

Net income per share	$15.01		$5.98		$5.05		$6.52		$2.28

Diluted:
Continuing operations	$11.14		$5.37		$4.58		$5.92		$1.55
Discontinued operations	3.68		0.58		0.43		0.55		0.72

Net income per share	$14.82		$5.95		$5.01		$6.47		$2.27

Total assets	$42,754		$43,441		$39,136		$35,396		$29,465
Total debt	$5,798		$8,111		$6,057		$5,583		$4,467
Total equity	$24,784		$21,203		$18,592		$16,809		$13,528
Dividends per share of common stock	$0.70		$0.40		$0.40		$0.40		$0.40

(a)

Includes after-tax income of $4,060 million relating to net gains on asset sales, Denmark’s enacted changes to the hydrocarbon income tax law and income from the partial liquidation of last-in, first-out (LIFO) inventories, partially offset by after-tax charges totaling $900 million for asset impairments, dry hole expenses, severance and other exit costs, income tax charges, refinery shutdown costs, and other charges.

(b)

Includes after-tax income of $661 million relating to gains on asset sales and income from the partial liquidation of LIFO inventories, partially offset by after-tax charges totaling $634 million for asset impairments, dry hole expenses, income taxes and other charges.

(c)

Includes after-tax charges totaling $694 million relating to the shutdown of the HOVENSA L.L.C. (HOVENSA) refinery, asset impairments and an increase in the United Kingdom supplementary tax rate, partially offset by after-tax income of $413 million relating to gains on asset sales.

(d)

Includes after-tax income of $1,130 million relating to gains on asset sales, partially offset by after-tax charges totaling $694 million for an asset impairment, an impairment of the Corporation’s equity investment in HOVENSA, dry hole expenses and premiums on repurchases of fixed-rate public notes.

(e)

Includes after-tax expenses totaling $104 million relating to repurchases of fixed-rate public notes, retirement benefits, employee severance costs and asset impairments, partially offset by after-tax income totaling $101 million principally relating to the resolution of a U.S. royalty dispute.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hess Corporation (the Corporation or Hess) is a global Exploration and Production (E&P) company that develops, produces, purchases, transports and sells crude oil and natural gas. Prior to 2013, the Corporation also operated a Marketing and Refining (M&R) segment, which it began to divest during the year. The M&R businesses manufacture refined petroleum products and purchase, market, store and trade refined products, natural gas and electricity, as well as operate retail gas stations, most of which have convenience stores.

In the first quarter of 2013, the Corporation announced several initiatives to continue its transformation into a more focused pure play E&P company that is expected to deliver compound average production growth of 5% to 8% through 2017, from its 2012 pro forma production of 289,000 barrels of oil equivalent per day (boepd). The transformation plan included fully exiting the Corporation’s M&R businesses, including its terminal, retail, energy marketing and energy trading operations, as well as the permanent shutdown of refining operations at its Port Reading facility, thus completing its exit from all refining operations. HOVENSA L.L.C. (HOVENSA), a 50/50 joint venture between the Corporation’s subsidiary, Hess Oil Virgin Islands Corp. (HOVIC), and a subsidiary of Petroleos de Venezuela S.A. (PDVSA), had previously shut down its United States (U.S.) Virgin Islands refinery in January 2012 and continued operating solely as an oil storage terminal. HOVIC and its partner have also commenced a sales process for HOVENSA. The transformation plan also committed to the sale of mature E&P assets in Indonesia and Thailand and the pursuit of monetizing Bakken midstream assets by 2015.

As part of its transformation during 2012 and 2013, the Corporation sold mature or lower margin assets in Azerbaijan, Indonesia, Norway, Russia, the United Kingdom (UK) North Sea, and certain interests onshore in the U.S. In the fourth quarter of 2013, the Corporation sold its energy marketing business and its terminal network. In 2014, the Corporation plans to divest its remaining downstream businesses, including its retail marketing business and energy trading joint venture, plus its E&P assets in Thailand. The Corporation has also reached an agreement to sell dry gas acreage in the Utica shale play in the U.S.

Other actions announced by the Corporation in March 2013 included repaying debt, establishing a cash cushion and returning capital to shareholders. By year-end 2013, approximately $2.4 billion of short-term debt had been repaid. In addition, commencing in the third quarter of 2013, the Corporation increased its quarterly dividend 150% to $0.25 per common share and commenced share repurchases under its authorized $4 billion share repurchase program. Through December 31, 2013, Hess had purchased approximately 19.3 million common shares at a cost of approximately $1.54 billion.

Net income was $5,052 million in 2013 compared with $2,025 million in 2012 and $1,703 million in 2011. Diluted earnings per share were $14.82 in 2013 compared with $5.95 in 2012 and $5.01 in 2011. Excluding items affecting comparability, net income was $1,892 million in 2013, $1,998 million in 2012, and $1,984 million in 2011. See the table of items affecting comparability of earnings between periods on page 24.

Exploration and Production

The Corporation’s total proved reserves were 1,437 million barrels of oil equivalent (boe) at December 31, 2013 compared with 1,553 million boe at December 31, 2012 and 1,573 million boe at December 31, 2011. Proved reserves related to assets sold in 2013 totaled 139 million boe. Pro forma year-end reserves, which exclude assets in Indonesia and Thailand classified as held for sale at December 31, 2013, were 1,362 million boe.

E&P earnings were $4,303 million in 2013, $2,212 million in 2012 and $2,675 million in 2011. Excluding items affecting comparability of earnings between periods on page 28, E&P net income was $2,192 million, $2,256 million and $2,431 million for 2013, 2012 and 2011, respectively. Average realized crude oil selling prices including the impact of hedging were $98.48 per barrel in 2013, $86.94 in 2012 and $89.99 in 2011. Average realized natural gas selling prices were $6.64 per mcf in 2013, $6.16 in 2012 and $5.96 in 2011. Production averaged 336,000 boepd in 2013, 406,000 boepd in 2012 and 370,000 boepd in 2011.

Excluding production from assets sold and classified as held for sale, pro forma production was 285,000 boepd in 2013 and 289,000 boepd in 2012. The Corporation expects compound average annual production growth of 5% to 8% through 2017, from 2012 pro forma production. The Corporation currently expects total worldwide production to average between 305,000 boepd and 315,000 boepd in 2014, excluding asset sales and any contribution from Libya, which has a net production capacity of approximately 25,000 boepd and is shut-in due to civil unrest in the country. Pro forma production excluding Libya was 270,000 boepd in 2013 and 268,000 boepd in 2012.

The following is an update of significant E&P activities during 2013:

•

In North Dakota, net production from the Bakken oil shale play averaged 67,000 boepd during 2013, an increase of 20% from 56,000 boepd in 2012 despite the transition to pad drilling in the first half of the year and the required shut-ins late in the fourth quarter of 2013 for the expansion of the Tioga Gas Plant which is expected to be operational in the first quarter of 2014. Production is expected to average between 80,000 boepd and 90,000 boepd in 2014, an increase of 19% to 34% from 2013. The Corporation also increased its peak net production guidance for the Bakken to 150,000 boepd in 2018 from prior guidance of 120,000 boepd in 2016, based upon performance to date and current development spacing based on five Middle Bakken wells and four Three Forks wells per 1,280 acre Drilling Spacing Unit (DSU). During 2014, the Corporation plans to pilot test tighter well spacing to determine whether there is additional upside in the estimates for future production and resources. During the year, 168 wells were brought on production bringing the total operated production wells to 722 . In 2014, the Corporation plans to increase the rig count in the Bakken to 17 from 14 but expects to maintain capital spending at approximately $2.2 billion, which is consistent with 2013 levels.

•

At the Valhall Field in Norway (Hess 64%), net production averaged 23,000 boepd during 2013, compared with 13,000 boepd during 2012. The Field was shut-in during the second half of 2012 and January 2013 to complete a multiyear redevelopment project. Full year 2014 net production for Valhall is expected to be in the range of 30,000 boepd to 35,000 boepd.

•

In the North Malay Basin, the project achieved first production from the Early Production System in October 2013 and net production averaged approximately 30 million cubic feet per day in the fourth quarter. The Corporation expects net production to average approximately 40 million cubic feet per day through 2016 until full field development is completed in late 2016. Net production is expected to increase to approximately 165 million cubic feet per day in 2017.

•

In December 2013, the Corporation commenced production from its phase three development program at the South Arne Field (Hess 62%) offshore Denmark, following the installation of two new wellhead platforms and modifications to existing production facilities. Development drilling will continue in 2014.

•

At Block A-18 of the Joint Development Area of Malaysia/Thailand (JDA), the Corporation successfully installed two new wellhead platforms and progressed a major booster compression project that is expected to be completed in 2015.

•

In the Utica shale, 29 wells were drilled, 24 wells were completed and 17 wells were tested across both the Corporation’s 100% owned and joint venture acreage. Production test rates in the wet gas area averaged over 2,200 boepd with 47% liquids.

•

In Libya, production from the Waha fields was shut-in late August of 2013 and remains shut-in due to civil unrest in the country. For the full year 2013, Libya production averaged 15,000 boepd. In addition, the Corporation wrote-off in the fourth quarter two previously capitalized exploration wells in offshore Area 54 which resulted in a pre-tax charge of $260 million ($163 million after income taxes).

•

During the year, the Corporation completed drilling its second and third production wells at the Tubular Bells Field, offshore U.S., and commenced a batch completion program during the fourth quarter of 2013 for the three wells drilled to date. Facilities construction is ongoing with offshore installation expected to commence in the first quarter and first oil in the third quarter of 2014 at a net rate of 25,000 boepd.

•

The Corporation completed its exploration drilling phase on the Deepwater Tano Cape Three Points Block, offshore Ghana that resulted in a total of seven successful exploration wells. The Corporation submitted appraisal plans to the Ghanaian government and four appraisal areas have been approved to date. A three well appraisal drilling program has been scheduled in the second half of 2014.

•

In the third quarter, the Corporation spud its first exploration well on the Shakrok block in the Kurdistan Region of Iraq (Hess 80%) and plans to begin drilling an exploration well on the Dinarta block in the first half of 2014.

•

During 2013, the E&P segment sold its assets in Azerbaijan and Russia as well as its interests in the Natuna A Field, offshore Indonesia, the Beryl fields in the UK North Sea and certain interests onshore in the U.S., for total proceeds of approximately $4.5 billion. Asset sales reduced production by approximately 60,000 boepd in 2013 compared to 2012. In January 2014, the Corporation announced it had reached agreement to sell approximately 74,000 acres of its 100% interest in the Utica Shale for $924 million. Approximately two-thirds of these proceeds are expected at the end of the first quarter of 2014, with the balance to be received in the third quarter of 2014.

Downstream Businesses

The downstream businesses reported income of $1,189 million in 2013 and $231 million in 2012 and a loss of $584 million in 2011. Excluding items affecting comparability of earnings between periods on page 31, the downstream businesses generated income of $116 million in 2013 and $160 million in 2012 and a loss of $59 million in 2011. The downstream businesses comprise the Corporation’s retail, energy marketing, terminal, energy trading and refining operations, together with its interests in two power plant joint ventures. By year-end all of these businesses were either divested by the Corporation or the divestiture processes remained on-going.

Liquidity and Capital and Exploratory Expenditures

Net cash provided by operating activities was $4,870 million in 2013, $5,660 million in 2012 and $4,984 million in 2011. At December 31, 2013, cash and cash equivalents totaled $1,814 million, up from $642 million at December 31, 2012. Total debt was $5,798 million at December 31, 2013 and $8,111 million at December 31, 2012. The Corporation’s debt to capitalization ratio at December 31, 2013 was 19.0% compared with 27.7% at the end of 2012.

Capital and exploratory expenditures were as follows:

	2013	2012	2011
	(In millions)
Exploration and Production
United States
Bakken	$2,231	$3,164	$2,361
Other Onshore	708	729	1,532

Total Onshore	2,939	3,893	3,893
Offshore	865	870	412

Total United States	3,804	4,763	4,305
Europe	724	1,381	1,274
Africa	630	771	414
Asia and other	993	1,231	1,351

Total Exploration and Production	6,151	8,146	7,344
Other*	164	119	118

Total Capital and Exploratory Expenditures	$6,315	$8,265	$7,462

Exploration expenses charged to income included above:
United States	$192	$142	$197
International	250	328	259

Total exploration expenses charged to income included above	$442	$470	$456

*	Includes capital expenditures related to discontinued operations of $33 million, $52 million and $65 million in 2013, 2012 and 2011, respectively.

The Corporation anticipates investing approximately $5.8 billion in E&P capital and exploratory expenditures in 2014 and approximately $350 million for retail marketing, primarily for the acquisition of its partner’s share of the WilcoHess joint venture which closed in January 2014.

Consolidated Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	2013	2012	2011
	(In millions, except per share amounts)
Exploration and Production	$4,303	$2,212	$2,675
Corporate and Interest	(440)	(418)	(388)
Downstream businesses	1,189	231	(584)

Net income attributable to Hess Corporation	$5,052	$2,025	$1,703

Net income per share (diluted)	$14.82	$5.95	$5.01

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability between periods. The items in the table below are explained on pages 28 through 31.

	2013	2012	2011
	(In millions)
Exploration and Production	$2,111	$(44)	$244
Corporate and Interest	(24)	—	—
Downstream businesses	1,073	71	(525)

Total items affecting comparability of earnings between periods	$3,160	$27	$(281)

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

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	2013	2012	2011
	(In millions)
Sales and other operating revenues	$11,905	$12,245	$10,646
Gains on asset sales, net	2,171	584	446
Other, net	(57)	99	18

Total revenues and non-operating income	14,019	12,928	11,110

Costs and expenses
Cost of products sold (excluding items shown separately below)	1,853	1,334	580
Operating costs and expenses	2,116	2,202	1,876
Production and severance taxes	372	550	476
Exploration expenses, including dry holes and lease impairment	1,031	1,070	1,195
General and administrative expenses	377	314	313
Depreciation, depletion and amortization	2,671	2,853	2,305
Asset impairments	289	582	358

Total costs and expenses	8,709	8,905	7,103

Results of operations before income taxes	5,310	4,023	4,007
Provision for income taxes	831	1,793	1,313

Net income	4,479	2,230	2,694
Less: Net income attributable to noncontrolling interests	176	18	19

Net income attributable to Hess Corporation	$4,303	$2,212	$2,675

Excluding the E&P items affecting comparability of earnings between periods in the table on page 28, the changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, exploration expenses and income taxes, as discussed below.

Selling Prices:    Average crude oil realized selling prices were 13% higher in 2013 compared to 2012 due to a combination of hedging losses realized in 2012, the second quarter 2013 sale of the Corporation’s subsidiary in Russia which had significantly lower crude oil prices, and slightly higher average West Texas Intermediary (WTI) benchmark prices in 2013. Average crude oil realized selling prices were 3% lower in 2012 compared with 2011, primarily due to lower average WTI benchmark prices.

The Corporation’s average selling prices were as follows:

	2013	2012	2011
Crude oil — per barrel (including hedging)
United States
Onshore	$90.00	$84.78	$91.11
Offshore	103.83	101.80	104.83
Total United States	95.50	92.32	98.56
Europe	88.03	74.14	80.18
Africa	108.70	89.02	88.46
Asia	107.40	107.45	111.71
Worldwide	98.48	86.94	89.99
Crude oil — per barrel (excluding hedging)
United States
Onshore	$89.81	$85.66	$91.11
Offshore	103.15	104.39	104.83
Total United States	95.11	93.96	98.56
Europe	87.45	75.06	80.18
Africa	108.07	110.92	110.28
Asia	107.40	109.35	111.71
Worldwide	98.01	93.70	95.60
Natural gas liquids — per barrel
United States
Onshore	$43.14	$44.22	$79.75
Offshore	29.18	35.24	50.88
Total United States	38.07	40.75	58.59
Europe	58.31	78.43	75.49
Asia	74.94	77.92	72.29
Worldwide	40.68	47.81	62.72
Natural gas — per mcf
United States
Onshore	$3.08	$2.02	$3.16
Offshore	2.83	2.15	3.54
Total United States	2.96	2.09	3.39
Europe	11.06	9.50	8.79
Asia and other	7.50	6.90	6.02
Worldwide	6.64	6.16	5.96

Crude oil price hedging contracts increased E&P Sales and other operating revenues by $39 million ($25 million after income taxes) in 2013, and reduced E&P Sales and other operating revenues by $688 million ($431 million after income taxes) in 2012 and $517 million ($327 million after income taxes) in 2011. During 2013, the Corporation had Brent crude oil fixed-price swap contracts to hedge 90,000 barrels of oil per day (bopd) of crude oil sales volumes at an average price of $109.70 per barrel. In 2012, the Corporation had Brent crude oil fixed-price swap contracts to hedge 120,000 bopd of crude oil sales volumes for the full year at an average price of $107.70 per barrel. In 2011 and 2012, the Corporation also realized hedge losses from previously closed Brent crude oil hedges that covered 24,000 bopd during the year. The Corporation has entered into Brent crude oil fixed-price swap contracts to hedge 25,000 bopd for calendar year 2014 at an average price of $109.12 per barrel.

Production Volumes:    The Corporation’s crude oil and natural gas production was 336,000 boepd in 2013, 406,000 boepd in 2012 and 370,000 boepd in 2011. Approximately 72% in 2013, 75% in 2012 and 72% in 2011 of the Corporation’s

production was from crude oil and natural gas liquids. The Corporation currently expects total worldwide production to average between 305,000 boepd and 315,000 boepd in 2014, excluding asset sales and any contribution from Libya, which has a net production capacity of approximately 25,000 boepd and is shut-in due to civil unrest in the country.

The Corporation’s net daily worldwide production was as follows:

	2013	2012	2011
	(In thousands)
Crude oil — barrels per day
United States
Bakken	55	47	26
Other Onshore	10	13	11

Total Onshore	65	60	37
Offshore	43	48	44

Total United States	108	108	81
Europe	44	84	89
Africa	62	75	66
Asia	11	17	13

Total	225	284	249

Natural gas liquids — barrels per day
United States
Bakken	6	5	2
Other Onshore	4	5	5

Total Onshore	10	10	7
Offshore	5	6	6

Total United States	15	16	13
Europe	1	2	3
Asia	1	1	1

Total	17	19	17

Natural gas — mcf per day
United States
Bakken	38	27	13
Other Onshore	25	27	26

Total Onshore	63	54	39
Offshore	61	65	61

Total United States	124	119	100
Europe	23	43	81
Asia and other	418	454	442

Total	565	616	623

Barrels of oil equivalent — per day*	336	406	370

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices on page 25.

United States:    Crude oil, natural gas liquids and natural gas production was comparable in 2013 and 2012, as higher production from the Bakken oil shale play was partly offset by natural decline and maintenance in the other U.S. assets. Crude oil, natural gas liquids and natural gas production was higher in 2012 compared with 2011, primarily due to new wells in the Bakken oil shale play. In the second quarter of 2012, production restarted following the successful workover of a well in the Llano Field, which had been shut-in for mechanical reasons since the first quarter of 2011.

Europe:    Crude oil and natural gas production was lower in 2013 compared to 2012, primarily due to asset sales. The Bittern and Schiehallion fields in the UK North Sea, which were sold in the second half of 2012, were producing at an aggregate net rate of approximately 12,000 boepd at the time of sale. The Beryl fields, also in the UK North Sea, which were producing at an aggregate net rate of approximately 10,000 boepd at the time of sale, were sold in the first quarter of 2013, and the Corporation’s Russian subsidiary, which was producing approximately 50,000 boepd at the time of sale, was sold in April 2013. Crude oil production in 2012 was lower than 2011, primarily due to the downtime at the Valhall Field in

Norway, during the second half of 2012. Natural gas production was lower in 2012 compared with 2011, primarily due to the sale of the Snohvit Field, offshore Norway, in January 2012, downtime at the Valhall Field and natural decline at the Beryl fields in the UK North Sea.

Africa:    Crude oil production in Africa was lower in 2013 compared to 2012, primarily due to the shutdown of the Es Sider terminal in Libya in the third quarter of 2013, following civil unrest in the country. In addition, offshore Equatorial Guinea production was lower due to decline at the Okume Complex, partially offset by new production from the Ceiba Field. Crude oil production increased in 2012 compared with 2011 mainly due to the resumption of production in Libya, partly offset by lower production in Equatorial Guinea due to downtime and natural field decline.

Asia and Other:    Crude oil production was lower in 2013 compared to 2012, mainly due to the sale in March 2013 of the Corporation’s interest in the Azeri-Chirag-Guneshli (ACG) fields in Azerbaijan. The assets were producing at a net rate of approximately 6,000 boepd at the time of sale. Natural gas production was lower in 2013 compared to 2012, mainly due to lower production entitlement at the Joint Development Area of Malaysia/Thailand (JDA) together with lower production at the Pangkah Field in Indonesia following the facility’s shutdown for planned maintenance in the second quarter of 2013. Natural gas production in 2012 was higher than 2011, primarily due to new wells at the Pangkah Field in Indonesia and a full year’s contribution from the Gajah Baru Complex at the Natuna A Field in Indonesia, which commenced production in the fourth quarter of 2011.

Sales Volumes:    The Corporation’s worldwide sales volumes were as follows:

	2013	2012	2011
	(In thousands)
Crude oil — barrels	82,402	101,770	92,235
Natural gas liquids — barrels	6,244	7,138	6,346
Natural gas — mcf	206,122	225,607	227,331

Barrels of oil equivalent*	123,000	146,510	136,470

Crude oil — barrels per day	226	278	253
Natural gas liquids — barrels per day	17	19	17
Natural gas — mcf per day	565	616	623

Barrels of oil equivalent per day*	337	400	374

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices on page 25.

Cost of Products Sold:    Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from the Corporation’s partners in Hess operated wells or other third parties. The increase in Cost of products sold in the 2013 compared with 2012 and 2011 principally reflected higher volumes of crude oil purchases from third parties.

Cash Operating Costs:    Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes and General and administrative expenses, decreased by $201 million in 2013 compared with 2012 and increased by $401 million in 2012 compared with 2011. The decrease in 2013 was due to lower production taxes mainly due to the sale of the Corporation’s Russian operations, lower transportation costs, lower lease operating expenses and employee costs, partly offset by severance charges and other exit costs incurred as part of the Corporation’s transformation to a pure play E&P company. The increase in costs in 2012 reflects higher production taxes as a result of increased production volumes at the Bakken oil shale play and in Russia, together with higher operating and maintenance costs at the Valhall Field in Norway, the Llano Field, offshore U.S. in the Gulf of Mexico and the Bakken, onshore in the U.S.

Depreciation, Depletion and Amortization:    Depreciation, depletion and amortization charges decreased by $182 million in 2013 and increased by $548 million in 2012, compared with the corresponding amounts in prior years. The decrease in 2013 primarily reflects asset sales and the mix of production volumes. The increase in 2012 was primarily due to higher volumes and per barrel costs associated with the assets that contributed the production growth.

Excluding items affecting comparability of earnings between periods in the table below, cash operating costs per barrel of oil equivalent were $22.63 in 2013, $20.63 in 2012 and $19.71 in 2011 and depreciation, depletion and amortization costs per barrel of oil equivalent were $21.61 in 2013, $19.20 in 2012 and $17.06 in 2011. Total production unit costs were $44.24 per boe in 2013, $39.83 per boe in 2012 and $36.77 per boe in 2011. Excluding assets sold, classified as held for sale, and any contribution from Libyan operations, pro forma total production unit costs for 2013 were $49.80 per boe.

For 2014, cash operating costs are estimated to be in the range of $20.50 to $21.50 per barrel and depreciation, depletion and amortization costs are estimated to be in the range of $29.00 to $30.00 per barrel, resulting in total production unit costs of $49.50 to $51.50 per barrel of oil equivalent assuming no contribution from Libya.

Exploration Expenses:    Exploration expenses decreased in 2013 compared to 2012, primarily due to lower dry hole expenses and geological and seismic expenses partly offset by higher leasehold amortization expenses. Dry hole expenses in 2013 included an amount to write-off previously capitalized wells in Area 54, offshore Libya. Leasehold amortization expenses in 2013 included a charge to write-off the Corporation’s leasehold acreage in the Marcellus, onshore U.S. Exploration expenses decreased in 2012 compared to 2011, primarily due to lower dry hole expenses and lease amortization. Dry hole expenses in 2012 included amounts associated with two exploration wells, Ness Deep in the Gulf of Mexico and Ajek-1, offshore Indonesia.

Income Taxes:    Excluding the impact of items affecting comparability of earnings between periods provided below, the effective income tax rates for E&P operations were 43% in 2013, 45% in 2012 and 38% in 2011. The decrease in the effective income tax rate in 2013 compared with 2012 was primarily due to the impact of shut-in production in Libya from the third quarter of 2013. The increase in the effective income tax rate in 2012 compared with 2011 was predominantly due to the resumption of Libyan operations, which were shut-in for substantially all of 2011. The effective income tax rate for E&P operations in 2014, excluding items affecting comparability of earnings, is estimated to be in the range of 37% to 41% assuming no contribution from Libya.

Items Affecting Comparability of Earnings Between Periods:    Reported E&P earnings included the following items affecting comparability of income (expense) before and after income taxes:

	Before Income Taxes			After Income Taxes
	2013	2012	2011	2013	2012	2011
	(In millions)
Gains on asset sales, net	$2,195	$584	$446	$2,145	$557	$413
Noncontrolling interest share of gain on asset sale	(168)	—	—	(168)	—	—
Asset impairments	(289)	(582)	(358)	(187)	(344)	(140)
Dry hole and other expenses	(260)	(86)	—	(163)	(56)	—
Leasehold amortization	(38)	—	—	(23)	—	—
Employee severance*	(67)	—	—	(55)	—	—
Facility and other exit costs	(62)	—	—	(62)	—	—
Income tax adjustments	—	—	—	624	(201)	(29)

	$1,311	$(84)	$88	$2,111	$(44)	$244

*	Amounts are net of the reversal of share-based compensation expense of $8 million ($7 million after income taxes) for expected stock grant forfeitures.

2013:    In the fourth quarter, the Corporation announced the sale of its Indonesian assets for after-tax proceeds of approximately $1.3 billion. The sale was executed in two separate transactions with the sale of Natuna A completing in December 2013 and the sale of Pangkah closing in January 2014, as a result of a partner exercising their preemptive rights. The sale of Natuna A, which had sales proceeds of approximately $656 million, resulted in a pre-tax gain of $388 million ($343 million after income taxes). The Natuna Field was producing at an aggregate net rate of approximately 5,500 boepd at the time of sale and had a total of 21 million boe of proved reserves at December 31, 2012. The Corporation recorded a pre-tax asset impairment charge of $289 million ($187 million after income taxes) related to Pangkah to adjust its carrying value to its fair value at December 31, 2013. In April, the Corporation completed the sale of its Russian subsidiary, Samara-Nafta, for cash proceeds of $2.1 billion after working capital and other adjustments. Based on the Corporation’s 90% interest in Samara-Nafta, after-tax proceeds to Hess were approximately $1.9 billion. This transaction resulted in a nontaxable gain on sale of $1,119 million, of which $168 million related to the noncontrolling interest holder’s share, resulting in a net gain attributable to the Corporation of $951 million. Samara-Nafta was producing at an aggregate net rate of approximately 50,000 boepd at the time of sale and had a total of 82 million boe of proved reserves at December 31, 2012. In the first quarter of 2013, the Corporation completed the sale of its interests in the Beryl fields in the UK North Sea for cash proceeds of $442 million, resulting in a pre-tax gain of $328 million ($323 million after income taxes) and the sale of its interests in the Azeri-Chirag-Guneshli (ACG) fields, offshore Azerbaijan in the Caspian Sea, for cash proceeds of $884 million, resulting in a pre-tax gain of $360 million ($360 million after income taxes). These assets were producing at an aggregate net rate of approximately 16,000 boepd at the time of sale and had a total of 38 million boe of proved reserves at December 31, 2012. See also Note 2, Dispositions in the notes to the Consolidated Financial Statements.

In December 2013, the Corporation recorded dry hole costs of $260 million ($163 million after income taxes) associated with Area 54, offshore Libya due to continued civil unrest in the country. The Corporation also recorded a pre-tax charge of $38 million ($23 million after income taxes) to write-off the Corporation’s leasehold acreage in the Marcellus, onshore U.S.

During 2013, the Corporation recorded net pre-tax charges of $129 million ($117 million after income taxes) for severance, non-cash charges associated with the cessation of use of certain leased office space and other exit costs, resulting from its planned divestitures and transformation into a more focused pure play E&P company. See also Note 4, Exit and Disposal Costs in the notes to the Consolidated Financial Statements.

In December 2013, Denmark enacted a new hydrocarbon income tax law that resulted in a combination of changes to tax rates, revisions to the amount of uplift allowed on capital expenditures and special transition rules. As a consequence of the tax law change, the Corporation recorded a deferred tax asset of $674 million. In addition, during 2013, the Corporation recorded a non-cash income tax charge of $28 million as a result of a planned asset divestiture and a charge of $22 million relating to the repatriation of foreign earnings.

2012:    The Corporation completed the sale of its interests in the Schiehallion Field (Hess 16%) and the Bittern Field (Hess 28%), which are both located in the UK North Sea, as well as the Snohvit Field (Hess 3%), offshore Norway, for total cash proceeds of $843 million. These transactions resulted in pre-tax gains totaling $584 million ($557 million after income taxes). These assets were producing at an aggregate net rate of approximately 15,000 boepd at the time of sale and had a total of 83 million boe of proved reserves at December 31, 2011. See also Note 2, Dispositions in the notes to the Consolidated Financial Statements.

The Corporation recorded asset impairment charges totaling $582 million ($344 million after income taxes). These impairment charges consisted of $374 million ($228 million after income taxes) associated with the divestiture of assets in the Eagle Ford Shale in Texas and $208 million ($116 million after income taxes) related to non-producing properties in the UK North Sea.

During 2012, the Corporation decided to cease further development and appraisal activities in Peru. As a result, the Corporation recorded exploration expenses totaling $86 million ($56 million after income taxes) to write-off its exploration assets in the country.

In July 2012, the government of the UK changed the supplementary income tax rate applicable to deductions for dismantlement expenditures to 20% from 32%. As a result, the Corporation recorded a one-time charge in the third quarter of 2012 of $115 million for deferred taxes related to asset retirement obligations in the UK. In the fourth quarter of 2012, the Corporation recorded an income tax charge of $86 million for a disputed application of an international tax treaty.

2011:    The Corporation completed the sale of its interests in certain natural gas producing assets in the UK North Sea, the Snorre Field (Hess 1%), offshore Norway, and the Cook Field (Hess 28%) in the UK North Sea for total cash proceeds of $490 million. These disposals resulted in pre-tax gains totaling $446 million ($413 million after income taxes). These assets had an aggregate net productive capacity of approximately 17,500 boepd at the time of sale.

In the third quarter of 2011, the Corporation recorded asset impairment charges of $358 million ($140 million after income taxes) related to increases in the Corporation’s estimated abandonment liabilities for non-producing properties.

In July 2011, the UK increased the supplementary tax rate on petroleum operations to 32% from 20%. As a result, the Corporation recorded a charge of $29 million to increase deferred tax liabilities in the UK.

Corporate and Interest

The following table summarizes corporate and interest expenses:

	2013	2012	2011
	(In millions)
Corporate expenses (excluding items affecting comparability)	$263	$262	$260

Interest expense	466	447	396
Less: Capitalized interest	(60)	(28)	(13)

Interest expense, net	406	419	383

Corporate and Interest expenses before income taxes	669	681	643
Income taxes (benefits)	(253)	(263)	(255)

Net Corporate and Interest expenses after income taxes	416	418	388
Items affecting comparability of earnings between periods, after-tax	24	—	—

Total Corporate and Interest expenses after income taxes	$440	$418	$388

Corporate expenses were comparable in 2013, 2012 and 2011. After-tax corporate expenses in 2014 are estimated to be in the range of $125 million to $135 million, down from adjusted expenses excluding items affecting comparability provided below of $161 million in 2013.

The decrease in 2013 interest expense, net primarily reflects higher capitalized interest related to the Tubular Bells and North Malay Basin projects. The increase in 2012 interest expense, net principally reflects higher average debt and bank facility fees, partially offset by higher capitalized interest due to the sanctioning of the Tubular Bells project in September 2011. After-tax interest expense in 2014 is expected to be in the range of $225 million to $235 million, down from $255 million in 2013.

Items Affecting Comparability of Earnings Between Periods:    Reported Corporate and Interest expenses included the following items affecting comparability of income (expense) before and after income taxes:

	Before Income Taxes			After Income Taxes
	2013	2012	2011	2013	2012	2011
	(In millions)
Employee severance*	$(21)	$—	$—	$(13)	$—	$—
Facility and other exit costs	(17)	—	—	(11)	—	—

	$(38)	$—	$—	$(24)	$—	$—

*	Amounts are net of the reversal of share-based compensation expense of $8 million ($5 million after income taxes) for expected stock grant forfeitures.

During 2013, the Corporation recorded net pre-tax severance charges of $21 million ($13 million after income taxes) related to the Corporation’s transformation into a pure play E&P company. In addition, the Corporation incurred a pre-tax charge of $17 million ($11 million after income taxes) associated with the cessation of certain leased office space in 2013.

Downstream Businesses

Downstream businesses reported income of $1,189 million in 2013, income of $231 million in 2012 and a loss of $584 million in 2011. The downstream businesses comprise the Corporation’s retail, energy marketing, terminal, energy trading and refining operations. Excluding items affecting comparability of earnings between periods provided below, the downstream businesses generated earnings of $116 million in 2013, earnings of $160 million in 2012 and a loss of $59 million in 2011. These results reflect earnings from marketing operations and Port Reading refining activities which were permanently shut down in February 2013. In 2011, the Corporation’s share of HOVENSA’s results was a loss of $198 million.

Items Affecting Comparability of Earnings Between Periods:    Reported earnings for the downstream businesses included the following items affecting comparability of income (expense) before and after income taxes:

	Before Income Taxes			After Income Taxes
	2013	2012	2011	2013	2012	2011
	(In millions)
Gains on asset sales, net	$1,500	$—	$—	$995	$—	$—
LIFO inventory liquidations	678	165	—	414	104	—
Facility and other exit costs	(59)	—	—	(36)	—	—
Employee severance*	(131)	—	—	(80)	—	—
Asset impairments	(80)	(43)	—	(51)	(33)	—
Port Reading refinery shutdown costs	(82)	—	—	(49)	—	—
Other charges	(173)	—	—	(106)	—	—
Income tax adjustments	—	—	—	(14)	—	—
Charges related to equity investment in HOVENSA	—	—	(875)	—	—	(525)

	$1,653	$122	$(875)	$1,073	$71	$(525)

*	Amounts are net of the reversal of share-based compensation expense of $17 million ($10 million after income taxes) for expected stock grant forfeitures.

2013:    In December 2013, the Corporation sold its U.S. East Coast terminal network, St. Lucia terminal and related businesses for cash proceeds of approximately $1.0 billion. The transaction resulted in a pre-tax gain of $739 million ($531 million after income taxes). In November 2013, the Corporation sold its energy marketing business for cash proceeds of approximately $1.2 billion which resulted in a pre-tax gain of $761 million ($464 million after income taxes). In addition, the Corporation recognized pre-tax gains of $678 million ($414 million after income taxes) relating to the liquidation of last-in, first-out (LIFO) inventories as a result of ceasing refining operations and the sales of its energy marketing and terminals businesses. During the year, the Corporation incurred $131 million ($80 million after income taxes) of net employee severance charges and $59 million ($36 million after income taxes) of other exit costs, including legal and professional fees. The Corporation also incurred charges of $173 million ($106 million after taxes) for legal, environmental, non-cash mark-to-market adjustments in energy marketing and other charges and $14 million for an income tax adjustment. As a result of the permanent shutdown of the Port Reading refining facility, the Corporation recorded charges of $82 million ($49 million after income taxes) for shutdown related costs and $80 million ($51 million after income taxes) for asset impairments.

2012:    In 2012, the Corporation recorded pre-tax income of $165 million ($104 million after income taxes) from the partial liquidation of LIFO inventories. The Corporation also recorded pre-tax charges of $43 million ($33 million after income taxes) for asset impairments to certain marketing properties and other charges.

2011:    The Corporation recorded a charge of $875 million ($525 million after income taxes) due to the impairment recorded by HOVENSA and other charges associated with its decision to shut down the refinery. The Corporation’s share of the impairment related losses recorded by HOVENSA represented an amount equivalent to the Corporation’s financial support to HOVENSA at December 31, 2011, its planned future funding commitments for costs related to the refinery shutdown, and a charge of $135 million for the write-off of related assets held by the subsidiary which owns the Corporation’s investment in HOVENSA. A deferred income tax benefit of $350 million, consisting primarily of U.S. income taxes, was recorded on the Corporation’s share of HOVENSA’s impairment and refinery shutdown related charges.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources at December 31:

	2013	2012
	(In millions)
Cash and cash equivalents	$1,814	$642
Short-term debt and current maturities of long-term debt	$378	$787
Total debt	$5,798	$8,111
Total equity	$24,784	$21,203
Debt to capitalization ratio*	19.0%	27.7%

*	Total debt as a percentage of the sum of total debt plus equity.

Cash Flows

The following table sets forth a summary of the Corporation’s cash flows:

	2013	2012	2011
	(In millions)
Cash flows from operating activities
Cash provided by operating activities — continuing operations	$3,589	$5,573	$4,910
Cash provided by operating activities — discontinued operations	1,281	87	74

Net cash provided by operating activities	4,870	5,660	4,984

Cash flows from investing activities
Capital expenditures	(5,840)	(7,743)	(6,941)
Proceeds from asset sales	4,458	843	490
Other, net	(224)	(60)	(50)

Cash provided by (used in) investing activities — continuing operations	(1,606)	(6,960)	(6,501)
Cash provided by (used in) investing activities — discontinued operations	2,184	(91)	(65)

Net cash provided by (used in) investing activities	578	(7,051)	(6,566)

Cash flows from financing activities
Cash provided by (used in) financing activities — continuing operations	(4,274)	1,684	327
Cash provided by (used in) financing activities — discontinued operations	(2)	(2)	(2)

Net cash provided by (used in) financing activities	(4,276)	1,682	325

Net increase (decrease) in cash and cash equivalents	$1,172	$291	$(1,257)

Operating Activities:    Net cash provided by operating activities amounted to $4,870 million in 2013 compared with $5,660 million in 2012, reflecting decreases in cash flows from changes in working capital. Operating cash flow increased to $5,660 million in 2012 from $4,984 million in 2011 principally reflecting higher operating earnings and increases in cash flows from changes in working capital.

Investing Activities:    The following table summarizes the Corporation’s capital expenditures:

	2013	2012	2011
	(In millions)
Exploration and Production
Exploration	$602	$619	$869
Production and development	5,051	6,790	4,673
Acquisitions (including leaseholds)	56	267	1,346

Total Exploration and Production	5,709	7,676	6,888
Retail Marketing and Other	73	61	50
Corporate	58	6	3

Total capital expenditures — continuing operations	5,840	7,743	6,941
Downstream businesses — discontinued operations	33	52	65

Total capital expenditures	$5,873	$7,795	$7,006

The decrease in capital expenditures in 2013 as compared to 2012 was mainly due to reduced capital expenditures in the Bakken, resulting from fewer drilling rigs being operated in the field as well as lower costs per well, and at the Valhall Field following the completion of the redevelopment project in January 2013 as well as asset sales. The increased spend on capital expenditures in 2012 compared to 2011 primarily reflected additional spending at the Bakken oil shale play as a result of more drilling rigs operated in the field, higher working interest wells and increased spending on field infrastructure projects. Capital expenditures in 2011 included acquisitions of approximately $800 million for 195,000 net acres in the Utica Shale play in Ohio, $214 million for interests in two blocks in the Kurdistan Region of Iraq and $116 million for an additional 4% interest in the South Arne Field in Denmark.

Total proceeds from the sale of E&P assets was approximately $4.5 billion in 2013, $843 million in 2012 and $490 million in 2011. Completed sales in 2013 included the Corporation’s interests in the Beryl, ACG, Eagle Ford and Natuna A fields, its Russian subsidiary, Samara-Nafta, and proceeds of approximately $2.2 billion from the sale of the Corporation’s energy marketing operations and its U.S. East Coast terminal network, St. Lucia terminal and related businesses.

Financing Activities:    During 2013, the Corporation repaid a net amount of $2,348 million under available credit facilities and repaid $136 million of other debt. The net repayments under the credit facilities consisted of $990 million on the Corporation’s short-term credit facilities, $758 million on its syndicated revolving credit facility and $600 million on its asset backed credit facility. During 2012, the Corporation borrowed a net of $1,845 million from available credit facilities, which consisted of borrowings of $758 million from its syndicated revolving credit facility, $890 million from its short-term credit facilities and $250 million from its asset-backed credit facility, partially offset by net repayments of other debt of $53 million. During 2011, net borrowings on available credit facilities were $422 million.

In 2013, the Corporation used approximately $1.5 billion of cash from the proceeds of its asset divestiture program, for the repurchase of common shares under a board authorized $4 billion repurchase plan. Total common stock dividends paid were $235 million in 2013, $171 million in 2012 and $136 million in 2011. In the third quarter of 2013, the Corporation increased its quarterly dividend to $0.25 per common share, from $0.10 per share. In 2012, the Corporation made five quarterly common stock dividend payments as a result of accelerating payment of the fourth quarter 2012 dividend, which historically would have been paid in the first quarter of 2013. The Corporation received net proceeds from the exercise of stock options, including related income tax benefits of $128 million, $11 million and $88 million in 2013, 2012 and 2011, respectively.

Future Capital Requirements and Resources

The Corporation anticipates investing a total of approximately $5.8 billion in capital and exploratory expenditures during 2014 for E&P operations and approximately $350 million for retail marketing primarily for the acquisition of its partner’s interest in the WilcoHess joint venture. The Corporation expects to fund its 2014 projected cash flow deficit, including capital expenditures, dismantlement obligations, dividends, pension contributions, debt repayments and share repurchases under its Board authorized plan, with existing cash on-hand, cash flows from operations and proceeds from asset sales. Looking forward, the Corporation expects its continued production growth, driven largely by the Bakken, Valhall and Tubular Bells, to generate free cash flow post 2014 at $100 Brent prices.

Crude oil and natural gas prices are volatile and difficult to predict. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. If conditions were to change, such as a significant decrease in commodity prices or an unexpected increase in capital expenditures, the Corporation would take steps to protect its financial flexibility and may pursue other sources of liquidity, including discontinuing stock repurchases, reducing its planned capital program, utilizing existing credit facilities, issuing debt and equity securities, and/or further asset sales.

The table below summarizes the capacity, usage, and available capacity of the Corporation’s borrowing and letter of credit facilities at December 31, 2013:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity
		(In millions)
Revolving credit facility	April 2016	$4,000	$—	$—	$—	$4,000
Committed lines	Various*	1,640	—	274	274	1,366
Uncommitted lines	Various*	136	—	136	136	—

Total		$5,776	$—	$410	$410	$5,366

*	Committed and uncommitted lines have expiration dates through 2015.

The Corporation’s $410 million in letters of credit outstanding at December 31, 2013 were primarily issued to satisfy margin requirements. See also Note 23, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements.

The Corporation has a $4 billion syndicated revolving credit facility that matures in April 2016. This facility can be used for borrowings and letters of credit. Borrowings on the facility bear interest at 1.25% above the London Interbank Offered Rate. A fee of 0.25% per annum is also payable on the amount of the facility. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The Corporation also had a 364 day asset-backed-credit facility, which was terminated in September 2013.

The Corporation’s long-term debt agreements, including the revolving credit facility, contain financial covenants that restrict the amount of total borrowings and secured debt. At December 31, 2013, the Corporation is permitted to borrow up to an additional $35.5 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $5.9 billion of secured debt at December 31, 2013.

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

Contractual Obligations and Contingencies

The following table shows aggregate information about certain contractual obligations at December 31, 2013:

	Total	Payments Due by Period
		2014	2015 and 2016	2017 and 2018	Thereafter
	(In millions)
Total debt*	$5,798	$378	$152	$147	$5,121
Operating leases	2,532	805	656	228	843
Purchase obligations
Supply commitments	4,081	3,635	112	104	230
Capital expenditures and other investments	3,558	1,911	1,178	389	80
Operating expenses	1,157	787	304	60	6
Other liabilities	3,736	615	582	366	2,173

*	At December 31, 2013, the Corporation’s debt bears interest at a weighted average rate of 6.1%.

Supply commitments include term purchase agreements at market prices for a portion of the gasoline necessary to supply the Corporation’s retail marketing system. In addition, the Corporation has commitments to purchase refined petroleum products, natural gas and electricity on behalf of Direct Energy to supply contracted customers from its divested energy marketing business until the customer contracts transfer to Direct Energy, which is expected to be substantially complete in the first half of 2014. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 23, Risk Management and Trading Activities. These commitments were computed based predominately on year-end market prices.

The table also reflects future capital expenditures, including the portion of the Corporation’s planned capital expenditure program for 2014 that was contractually committed at December 31, 2013. Obligations for operating expenses include commitments for transportation, seismic purchases, oil and gas production expenses and other normal business expenses. Other long-term liabilities reflect contractually committed obligations in the Consolidated Balance Sheet at December 31, 2013, including asset retirement obligations, pension plan liabilities and estimates for uncertain income tax positions.

The Corporation and certain of its subsidiaries, lease gasoline stations, drilling rigs, tankers, office space and other assets for varying periods under leases accounted for as operating leases.

The Corporation is contingently liable under $117 million of letters of credit of other entities directly related to its business at December 31, 2013.

Off-balance Sheet Arrangements

The Corporation has leveraged leases not included in its Consolidated Balance Sheet, primarily related to retail gasoline stations that the Corporation operates. The net present value of these leases is $238 million at December 31, 2013 compared with $342 million at December 31, 2012. In connection with the planned divestiture of its retail operations, the Corporation plans to either buyout these leveraged leases or sublet the retail gas stations to the divested operations. The Corporation estimates that it will incur an after-tax charge of approximately $100 million in connection with a buyout or sublet of the leases. If these leases were included as debt, the Corporation’s December 31, 2013 debt to capitalization ratio would increase to 19.6% from 19.0%.

See also Note 20, Guarantees and Contingencies in the notes to the Consolidated Financial Statements.

Foreign Operations

The Corporation conducts exploration and production activities outside the U.S., principally in Europe (Norway, Denmark and France), Africa (Equatorial Guinea, Libya, Algeria and Ghana) and Asia and Other (Malaysia, Thailand, Australia, Brunei, the Kurdistan region of Iraq and China). Therefore, the Corporation is subject to the risks associated with foreign operations, including political risk, acts of terrorism, tax law changes and currency risk.

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

The Corporation’s goodwill is tested for impairment annually in the fourth quarter or when events or circumstances indicate that the carrying amount of the goodwill may not be recoverable. The goodwill test is conducted at a reporting unit level, which is defined in accounting standards as an operating segment or one level below an operating segment. The reporting unit or units to be used in an evaluation and measurement of goodwill for impairment testing are determined from a number of factors, including the manner in which the business is managed. Following a reorganization of its management structure in 2013, the Corporation has concluded that within its E&P segment it has two reporting units, Offshore and Onshore, consistent with the manner in which performance is assessed by the segment manager. Accordingly, the Corporation expects that the benefits of goodwill will be recovered through the operations of each of its reporting units.

The Corporation’s fair value estimate of each reporting unit is the sum of the discounted anticipated cash flows of producing assets and known developments and an estimated market premium to reflect the market price an acquirer would pay for potential synergies including cost savings, access to new business opportunities, enterprise control and increased market share. The Corporation also considers the relative market valuation of similar onshore and offshore peer companies. The determination of the fair value of each reporting unit depends on estimates about oil and gas reserves, future prices, timing of future net cash flows and market premiums. Significant extended declines in crude oil and natural gas prices or reduced reserve estimates could lead to a decrease in the fair value of a reporting unit that could result in an impairment of goodwill.

As there are significant differences in the way long-lived assets and goodwill are evaluated and measured for impairment testing, there may be impairments of individual assets that would not cause an impairment of the goodwill assigned at the reporting unit level.

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

Fair value measurements based on Level 3 inputs:    Measurements that are least observable are estimated from related market data determined from sources with little or no market activity for comparable contracts or are positions with longer durations. For example, the Corporation sold natural gas and electricity to customers and offsets the price exposure by purchasing forward contracts. The fair value of these sales and purchases may be based on specific prices at less liquid delivered locations, which are classified as Level 3. Fair values determined using discounted cash flows and other unobservable data are also classified as Level 3.

Impairment of Equity Investees:    The Corporation reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value may have occurred. The fair value measurement used in the impairment assessment is based on quoted market prices, where available, or other valuation techniques, including discounted cash flows.

Environment, Health and Safety

The Corporation’s long term vision and values provide a foundation for how we do business and define our commitment to meeting the highest standards of corporate citizenship and creating a long lasting positive impact on the communities where we do business. The Corporation’s strategy is reflected in its environment, health, safety and social responsibility (EHS & SR) policies and by a management system framework that helps protect the Corporation’s workforce, customers and local communities. The Corporation’s management systems are intended to promote internal consistency, adherence to policy objectives and continual improvement in EHS & SR performance. Improved performance may, in the short-term, increase the Corporation’s operating costs and could also require increased capital expenditures to reduce potential risks to assets, reputation and license to operate. In addition to enhanced EHS & SR performance, improved productivity and operational efficiencies may be realized from investments in EHS & SR. The Corporation has programs in place to evaluate regulatory compliance, audit facilities, train employees, prevent and manage risks and emergencies and to generally meet corporate EHS & SR goals and objectives.

The Corporation recognizes that climate change is a global environmental concern. The Corporation assesses, monitors and takes measures to reduce our carbon footprint at existing and planned operations. The Corporation is committed to complying with all Greenhouse Gas (GHG) emissions mandates and the responsible management of GHG emissions at its facilities.

The Corporation will have continuing expenditures for environmental assessment and remediation. Sites where corrective action may be necessary include onshore exploration and production facilities, and although not currently significant, “Superfund” sites where the Corporation has been named a potentially responsible party.

The Corporation accrues for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. At year-end 2013, the Corporation’s reserve for estimated remediation liabilities was approximately $65 million. The Corporation expects that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites. The Corporation’s remediation spending was approximately $16 million in 2013 and $19 million in both 2012 and 2011. Capital expenditures for facilities, primarily to comply with federal, state and local environmental standards were approximately $100 million in 2013, $70 million in 2012 and $95 million in 2011.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities are referred to as corporate risk management activities. The Corporation also has trading operations, through a 50% voting interest in a consolidated partnership, that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas, refined petroleum products and electricity. The following describes how these risks are controlled and managed.

In November 2013, the Corporation completed the sale of its energy marketing business to Direct Energy, a North American subsidiary of Centrica plc (Centrica). Certain derivative contracts, including new transactions following the closing date, (the “delayed transfer derivative contracts”) have not been transferred to Direct Energy, as required customer or regulatory consents have not been obtained. However, the agreement entered into between Hess and Direct Energy on the closing date transfers all economic risks and rewards of the energy marketing business, including the ownership of the delayed transfer derivative contracts, to Direct Energy. As a result, the assets and liabilities related to the delayed transfer derivative contracts remain on the Corporation’s Consolidated Balance Sheet at December 31, 2013 but changes in their fair value are offset based on the terms of the agreement between Hess and Direct Energy. The Corporation therefore has no market risk related to these delayed transfer derivative contracts and only retains credit risk exposure, which has been guaranteed by Centrica. It is expected that the transfer of these contracts will be substantially complete in the first half of 2014.

Controls:    The Corporation maintains a control environment under the direction of its chief risk officer and through its corporate risk policy, which the Corporation’s senior management has approved. Controls include volumetric, term and value at risk limits. The chief risk officer must approve the trading of new instruments or commodities. Risk limits are monitored and are reported on a daily basis to business units and senior management. The Corporation’s risk management department also performs independent price verifications (IPV’s) of sources of fair values and validations of valuation models. These controls apply to all of the Corporation’s risk management and trading activities, including the consolidated trading partnership. The Corporation’s treasury department is responsible for administering and monitoring foreign exchange rate and interest rate hedging programs using similar controls and processes, where applicable.

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

•

Forward Foreign Exchange Contracts: The Corporation enters into forward contracts, primarily for the British Pound and the Thai Baht, which commit the Corporation to buy or sell a fixed amount of these currencies at a predetermined exchange rate on a future date.

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

Corporate Risk Management Activities

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

The Corporation has entered into Brent crude oil fixed price swap contracts to hedge 25,000 boepd for calendar year 2014 at an average price of $109.12 per barrel. The Corporation has outstanding foreign exchange contracts used to reduce its exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a gain of approximately $4 million at December 31, 2013.

The Corporation’s outstanding long-term debt of $5,798 million, including current maturities, had a fair value of $6,641 million at December 31, 2013. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $160 million at December 31, 2013. A 15% increase in the rate of interest would decrease the fair value of debt by approximately $150 million at December 31, 2013.

Following is the value at risk for the Corporation’s risk management commodity derivatives activities associated with continuing operations, excluding foreign exchange and interest rate derivatives described above:

	2013	2012
	(In millions)
At December 31	$13	$—
Average	27	47
High	44	95
Low	13	—

The increase in the value at risk for the Corporation’s risk management commodity derivatives activities at December 31, 2013 is primarily due to the new Brent crude oil cash flow hedge positions entered in December 2013 as described in Note 23, Risk Management and Trading Activities in the notes to the Consolidated Financial Statements.

Trading Activities

Trading activities are conducted through a trading partnership in which the Corporation has a 50% voting interest that is currently for sale. The partnership intends to generate earnings through various strategies primarily using energy related commodities, securities and derivatives.

Following is the value at risk for the Corporation’s trading activities:

	2013	2012
	(In millions)
At December 31	$4	$4
Average	4	6
High	5	7
Low	3	4

The information that follows represents 100% of the trading partnership. Derivative trading transactions are marked-to-market and unrealized gains or losses are recognized currently in earnings. Gains or losses from sales of physical products are recorded at the time of sale. Net realized gains on trading activities amounted to $191 million in 2013 and $60 million in 2012. The following table provides an assessment of the factors affecting the changes in fair value of net assets (liabilities) relating to financial instruments and derivative commodity contracts used in trading activities:

	2013	2012
	(In millions)
Fair value of contracts outstanding at January 1	$(96)	$(86)
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at the end of the year	10	17
Reversal of fair value for contracts closed during the year	10	70
Fair value of contracts entered into during the year and still outstanding	(85)	(97)

Fair value of contracts outstanding at December 31	$(161)	$(96)

The following table summarizes the sources of net asset (liability) fair values of financial instruments and derivative commodity contracts by year of maturity used in the Corporation’s trading activities at December 31, 2013:

	Total	2014	2015	2016	2017 and Beyond
	(In millions)
Sources of fair value
Level 1	$130	$153	$(8)	$(15)	$—
Level 2	(307)	(267)	(42)	2	—
Level 3	16	2	17	(2)	(1)

Total	$(161)	$(112)	$(33)	$(15)	$(1)

The following table summarizes the fair values of receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at December 31:

	2013	2012
	(In millions)
Investment grade determined by outside sources	$187	$294
Investment grade determined internally*	58	59
Less than investment grade	47	39

Fair value of net receivables outstanding at December 31	$292	$392

*	Based on information provided by counterparties and other available sources.

Item 8.    Financial Statements and Supplementary Data

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page Number
Management’s Report on Internal Control over Financial Reporting	44
Reports of Independent Registered Public Accounting Firm	45
Consolidated Balance Sheet at December 31, 2013 and 2012	47
Statement of Consolidated Income for each of the three years in the period ended December 31, 2013	48
Statement of Consolidated Comprehensive Income for each of the three years in the period ended December 31, 2013	49
Statement of Consolidated Cash Flows for each of the three years in the period ended December 31, 2013	50
Statement of Consolidated Equity for each of the three years in the period ended December 31, 2013	51
Notes to Consolidated Financial Statements	52
Supplementary Oil and Gas Data	87
Quarterly Financial Data	95
Schedule II * — Valuation and Qualifying Accounts	103
Financial Statements of HOVENSA L.L.C. as of December 31, 2013	105

*

Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, as stated in their report, which is included herein.

By	/s/ John P. Rielly	By	/s/ John B. Hess
	John P. Rielly Senior Vice President and Chief Financial Officer		John B. Hess Chief Executive Officer

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

We have audited Hess Corporation and consolidated subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Hess Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hess Corporation and consolidated subsidiaries as of December 31, 2013 and 2012, and the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013 of Hess Corporation and consolidated subsidiaries, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

February 28, 2014

New York, New York

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

We have audited the accompanying consolidated balance sheet of Hess Corporation and consolidated subsidiaries (the “Corporation”) as of December 31, 2013 and 2012, and the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hess Corporation and consolidated subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hess Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

February 28, 2014

New York, New York

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2013	2012
	(In millions, except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,814	$642
Accounts receivable
Trade	3,093	4,057
Other	432	281
Inventories	954	1,259
Assets held for sale	1,097	1,092
Other current assets	1,209	1,056

Total current assets	8,599	8,387

INVESTMENTS IN AFFILIATES	687	443

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	45,950	45,553
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,179	16,746

Property, plant and equipment — net	28,771	28,807

GOODWILL	1,869	2,208
DEFERRED INCOME TAXES	2,319	3,126
OTHER ASSETS	509	470

TOTAL ASSETS	$42,754	$43,441

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,109	$2,809
Accrued liabilities	3,265	3,287
Taxes payable	520	960
Liabilities associated with assets held for sale	286	539
Short-term debt and current maturities of long-term debt	378	787

Total current liabilities	6,558	8,382

LONG-TERM DEBT	5,420	7,324
DEFERRED INCOME TAXES	2,292	2,662
ASSET RETIREMENT OBLIGATIONS	2,249	2,212
OTHER LIABILITIES AND DEFERRED CREDITS	1,451	1,658

Total liabilities	17,970	22,238

EQUITY
Hess Corporation stockholders’ equity
Common stock, par value $1.00
Authorized — 600,000,000 shares
Issued: 2013 — 325,314,177 shares; 2012 — 341,527,617 shares	325	342
Capital in excess of par value	3,498	3,524
Retained earnings	21,235	17,717
Accumulated other comprehensive income (loss)	(338)	(493)

Total Hess Corporation stockholders’ equity	24,720	21,090
Noncontrolling interests	64	113

Total equity	24,784	21,203

TOTAL LIABILITIES AND EQUITY	$42,754	$43,441

The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	Years Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$22,284	$23,381	$21,451
Loss from equity investment in HOVENSA L.L.C.	—	—	(1,073)
Gains on asset sales, net	2,174	584	446
Other, net	(37)	121	32

Total revenues and non-operating income	24,421	24,086	20,856

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	11,368	11,500	10,528
Operating costs and expenses	2,116	2,202	1,876
Production and severance taxes	372	550	476
Marketing expenses	867	802	814
Exploration expenses, including dry holes and lease impairment	1,031	1,070	1,195
General and administrative expenses	709	613	613
Interest expense	406	419	383
Depreciation, depletion and amortization	2,770	2,922	2,373
Asset impairments	289	582	358

Total costs and expenses	19,928	20,660	18,616

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,493	3,426	2,240
Provision for income taxes	525	1,559	709

INCOME FROM CONTINUING OPERATIONS	3,968	1,867	1,531
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	1,254	196	145

NET INCOME	5,222	2,063	1,676
Less: Net income (loss) attributable to noncontrolling interests	170	38	(27)

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$5,052	$2,025	$1,703

NET INCOME ATTRIBUTABLE TO HESS CORPORATION PER SHARE
BASIC:
Continuing operations	$11.28	$5.40	$4.62
Discontinued operations	3.73	0.58	0.43

NET INCOME PER SHARE	$15.01	$5.98	$5.05

DILUTED:
Continuing operations	$11.14	$5.37	$4.58
Discontinued operations	3.68	0.58	0.43

NET INCOME PER SHARE	$14.82	$5.95	$5.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	340.9	340.3	339.9

See accompanying notes to the consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In millions)
NET INCOME	$5,222	$2,063	$1,676

OTHER COMPREHENSIVE INCOME (LOSS):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(33)	676	690
Income taxes on effect of hedge (gains) losses reclassified to income	18	(252)	(258)

Net effect of hedge (gains) losses reclassified to income	(15)	424	432

Change in fair value of cash flow hedges	68	(156)	4
Income taxes on change in fair value of cash flow hedges	(25)	60	(2)

Net change in fair value of cash flow hedges	43	(96)	2

Change in derivatives designated as cash flow hedges, after-tax	28	328	434

Pension and other postretirement plans
Reduction (increase) of unrecognized actuarial losses	414	(100)	(439)
Income taxes on actuarial changes in plan liabilities	(157)	39	164

Reduction of unrecognized actuarial losses, net	257	(61)	(275)

Amortization of net actuarial losses	63	85	48
Income taxes on amortization of net actuarial losses	(23)	(32)	(19)

Net effect of amortization of net actuarial losses	40	53	29

Change in pension and other postretirement plans, after-tax	297	(8)	(246)

Foreign currency translation adjustment
Foreign currency translation adjustment	(283)	256	(94)
Reclassified to Gains on asset sales, net	119	—	—

Change in foreign currency translation adjustment	(164)	256	(94)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	161	576	94

COMPREHENSIVE INCOME	5,383	2,639	1,770
Less: Comprehensive income (loss) attributable to noncontrolling interests	176	40	(25)

COMPREHENSIVE INCOME ATTRIBUTABLE TO HESS CORPORATION	$5,207	$2,599	$1,795

See accompanying notes to the consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,222	$2,063	$1,676
Adjustments to reconcile net income to net cash provided by operating activities
Gains on asset sales, net	(2,174)	(584)	(446)
Depreciation, depletion and amortization	2,770	2,922	2,373
Loss from equity investment in HOVENSA L.L.C.	—	—	1,073
Asset impairments	289	582	358
Exploratory dry hole costs	344	377	438
Lease impairment	245	223	301
Stock compensation expense	60	83	86
Provision (benefit) for deferred income taxes	(460)	(575)	(699)
Income from discontinued operations	(1,254)	(196)	(145)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(185)	540	(280)
(Increase) decrease in inventories	116	66	(51)
Increase (decrease) in accounts payable and accrued liabilities	(675)	188	323
Increase (decrease) in taxes payable	(435)	28	46
Changes in other assets and liabilities	(274)	(144)	(143)

Cash provided by operating activities — continuing operations	3,589	5,573	4,910
Cash provided by operating activities — discontinued operations	1,281	87	74

Net cash provided by operating activities	4,870	5,660	4,984

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,840)	(7,743)	(6,941)
Proceeds from asset sales	4,458	843	490
Other, net	(224)	(60)	(50)

Cash provided by (used in) investing activities — continuing operations	(1,606)	(6,960)	(6,501)
Cash provided by (used in) investing activities — discontinued operations	2,184	(91)	(65)

Net cash provided by (used in) investing activities	578	(7,051)	(6,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) of debt with maturities of 90 days or less	(1,748)	1,648	100
Debt with maturities of greater than 90 days
Borrowings	535	630	422
Repayments	(1,271)	(433)	(100)
Cash dividends paid	(235)	(171)	(136)
Common stock acquired and retired	(1,493)	—	—
Noncontrolling interests, net	(190)	(1)	(47)
Employee stock options exercised, including income tax benefits	128	11	88

Cash provided by (used in) financing activities — continuing operations	(4,274)	1,684	327
Cash provided by (used in) financing activities — discontinued operations	(2)	(2)	(2)

Net cash provided by (used in) financing activities	(4,276)	1,682	325

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,172	291	(1,257)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	642	351	1,608

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,814	$642	$351

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance at January 1, 2011	$338	$3,256	$14,254	$(1,159)	$16,689	$120	$16,809

Net income			1,703		1,703	(27)	1,676
Other comprehensive income (loss)				92	92	2	94

Comprehensive income (loss)					1,795	(25)	1,770
Activity related to restricted common stock awards, net	1	52	—	—	53	—	53
Employee stock options, including income tax benefits	1	138	—	—	139	—	139
Cash dividends declared	—	—	(136)	—	(136)	—	(136)
Noncontrolling interests, net	—	(29)	5	—	(24)	(19)	(43)

Balance at December 31, 2011	340	3,417	15,826	(1,067)	18,516	76	18,592

Net income			2,025		2,025	38	2,063
Other comprehensive income (loss)				574	574	2	576

Comprehensive income (loss)					2,599	40	2,639
Activity related to restricted common stock awards, net	2	55	—	—	57	—	57
Employee stock options, including income tax benefits	—	44	—	—	44	—	44
Performance share units	—	8	—	—	8	—	8
Cash dividends declared	—	—	(136)	—	(136)	—	(136)
Noncontrolling interests, net	—	—	2	—	2	(3)	(1)

Balance at December 31, 2012	342	3,524	17,717	(493)	21,090	113	21,203

Net income			5,052		5,052	170	5,222
Other comprehensive income (loss)				155	155	6	161

Comprehensive income (loss)					5,207	176	5,383
Activity related to restricted common stock awards, net	1	32	—	—	33	—	33
Employee stock options, including income tax benefits	2	137	—	—	139	—	139
Performance share units	—	10	—	—	10	—	10
Cash dividends declared	—	—	(235)	—	(235)	—	(235)
Common stock acquired and retired	(20)	(205)	(1,313)	—	(1,538)	—	(1,538)
Noncontrolling interests, net	—	—	14	—	14	(225)	(211)

Balance at December 31, 2013	$325	$3,498	$21,235	$(338)	$24,720	$64	$24,784

See accompanying notes to consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business:    Hess Corporation with its subsidiaries (collectively referred to as the Corporation or Hess) is a global Exploration and Production (E&P) company that develops, produces, purchases, transports and sells crude oil and natural gas. Prior to 2013, the Corporation also operated a Marketing and Refining (M&R) segment, which it began to divest during the year. The M&R businesses manufacture refined petroleum products and purchase, market, store and trade refined products, natural gas and electricity, as well as operate retail gas stations, most of which have convenience stores. See also Note 21, Segment Information in the notes to the Consolidated Financial Statements for a description of the Corporation’s reportable segments at December 31, 2013.

In the first quarter of 2013, the Corporation announced several initiatives to continue its transformation into a more focused pure play E&P company. The transformation plan included fully exiting the Corporation’s M&R businesses, including its terminal, retail, energy marketing and energy trading operations, as well as the permanent shutdown of refining operations at its Port Reading facility, thus completing its exit from all refining operations. HOVENSA L.L.C. (HOVENSA), a 50/50 joint venture between the Corporation’s subsidiary, Hess Oil Virgin Islands Corp. (HOVIC), and a subsidiary of Petroleos de Venezuela S.A. (PDVSA) had previously shut down its United States (U.S.) Virgin Islands refinery in January 2012 and continued operating solely as an oil storage terminal. HOVIC and its partner have also commenced a sales process for HOVENSA. The transformation plan also committed to the sale of mature E&P assets in Indonesia and Thailand and the pursuit of monetizing Bakken midstream assets by 2015. See also Note 2, Dispositions and Note 24, Subsequent Events in the notes to the Consolidated Financial Statements for a description of the divestitures completed to date under this transformation plan.

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

The 2012 and 2011 financial information has been recast so that the basis of presentation is consistent with that of the 2013 financial information which reflects the results of operations and cash flows of the Corporation’s divested downstream businesses as discontinued operations for all periods presented (See Note 3, Discontinued Operations in the notes to the Consolidated Financial Statements). Certain other information in the financial statements and notes has been reclassified to conform to the current period presentation. In the preparation of these financial statements, the Corporation has evaluated subsequent events through the date of issuance.

Estimates and Assumptions:    In preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the Consolidated Balance Sheet and revenues and expenses in the Statement of Consolidated Income. Actual results could differ from those estimates. Estimates made by management include oil and gas reserves, asset and other valuations, depreciable lives, pension liabilities, legal and environmental obligations, asset retirement obligations and income taxes.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Depreciation, Depletion and Amortization:    The Corporation records depletion expense for acquisition costs of proved properties using the units of production method over proved oil and gas reserves. Depreciation and depletion expense for oil and gas production equipment and wells is calculated using the units of production method over proved developed oil and gas reserves. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors. Depreciation of all other plant and equipment is determined on the straight-line method based on estimated useful lives. Retail gas stations and equipment related to leased properties, are depreciated over the estimated useful lives not to exceed the remaining lease period.

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

Impairment of Goodwill:    The Corporation’s goodwill is assigned to the E&P operating segment. Goodwill is tested for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. This impairment test is performed at the reporting unit level, which accounting standards define as an operating segment or one level below an operating segment. Following a reorganization of its management structure in 2013, the Corporation determined its reporting units are its onshore and offshore businesses and tests for impairment by comparing the fair value of each reporting unit to its book value, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the Corporation calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, an impairment would be recorded.

Cash and Cash Equivalents:    Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less when acquired.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Derivatives:    The Corporation utilizes derivative instruments for both risk management and trading activities. In risk management activities, the Corporation uses futures, forwards, options and swaps, individually or in combination, to mitigate its exposure to fluctuations in prices of crude oil, natural gas, refined petroleum products and electricity, as well as changes in interest and foreign currency exchange rates. The Corporation, through a consolidated partnership, trades energy-related commodities and derivatives, including futures, forwards, options and swaps based on expectations of future market conditions.

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

Fair value measurements based on Level 3 inputs:    Measurements that are least observable are estimated from related market data, determined from sources with little or no market activity for comparable contracts or are positions with longer durations. For example, the Corporation entered into contracts to sell natural gas and electricity to customers and offsets the price exposure by purchasing forward contracts. The fair value of these sales and purchases may be based on specific prices at less liquid delivered locations, which are classified as Level 3. There may be offsets to these positions that are priced based on more liquid markets, which are, therefore, classified as Level 1 or Level 2. Fair values determined using discounted cash flows and other unobservable data are also classified as Level 3.

Share-based Compensation:    The fair value of all share-based compensation is recognized as expense on a straight-line basis over the full vesting period of the awards. The Corporation estimates the fair value of employee stock options at the date of grant using a Black-Scholes valuation model, performance share units using a Monte Carlo simulation model, and restricted stock based on the market value of the underlying shares at the date of grant.

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

Environmental Expenditures:    The Corporation accrues and expenses environmental costs on an undiscounted basis to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable. The Corporation capitalizes environmental expenditures that increase the life or efficiency of property or reduce or prevent future adverse impacts to the environment.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in Accounting Policies:    Effective January 1, 2013, the Corporation adopted ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI) which requires aggregated disclosures of amounts reclassified out of AOCI as well as a presentation of changes in AOCI balances by component. The changes in AOCI by component, including amounts reclassified out of AOCI in their entirety are presented in the Statement of Consolidated Comprehensive Income.

Effective January 1, 2013, the Corporation adopted ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which requires disclosure of information needed to evaluate the effects or potential effects of the contractual right of setoff for assets and liabilities. This accounting standard update applies to assets and liabilities related to financial instruments and derivatives subject to an enforceable master netting arrangement or similar agreement. The required disclosures are presented in Note 23, Risk Management and Trading Activities.

2.	Dispositions

Exploration and Production

2013:    In December, the Corporation completed the sale of its interest in the Natuna A Field, offshore Indonesia for total cash proceeds of approximately $656 million. The transaction resulted in a pre-tax gain of $388 million ($343 million after income taxes), after deducting the net book value of assets including allocated goodwill of $39 million.

In April, the Corporation completed the sale of 100% of its Russian subsidiary, Samara-Nafta for cash proceeds of approximately $2.1 billion. Based on its 90% interest in Samara-Nafta, total after-tax proceeds to the Corporation were approximately $1.9 billion after working capital and other adjustments. The transaction resulted in a nontaxable gain of $1,119 million after deducting the net book value of assets, including allocated goodwill of $148 million. After reduction of the noncontrolling interest holder’s share of $168 million, which is reflected in Net income (loss) attributable to noncontrolling interests, the net gain attributable to the Corporation was $951 million.

In March, the Corporation sold its interests in the Azeri-Chirag-Guneshli (ACG) fields (Hess 3%), offshore Azerbaijan in the Caspian Sea, and the associated Baku-Tbilisi-Ceyhan (BTC) oil transportation pipeline company (Hess 2%) for cash proceeds of $884 million. The transaction resulted in a pre-tax gain of $360 million ($360 million after income taxes), after deducting the net book value of assets including allocated goodwill of $52 million.

In January, the Corporation completed the sale of its interests in the Beryl fields and the Scottish Area Gas Evacuation System (SAGE) in the UK North Sea for cash proceeds of $442 million. The transaction resulted in a pre-tax gain of $328 million, ($323 million after income taxes), after deducting the net book value of assets including allocated goodwill of $48 million.

2012:    In October, the Corporation completed the sale of its interests in the Bittern Field (Hess 28%) in the UK North Sea and the associated Triton floating production, storage and offloading vessel for cash proceeds of $187 million. The transaction resulted in an after-tax gain of $172 million, after deducting the net book value of assets including allocated goodwill of $12 million.

In September, the Corporation completed the sale of its interests in the Schiehallion Field (Hess 16%) in the UK North Sea, its share of the associated floating production, storage and offloading vessel, and the West of Shetland pipeline system for cash proceeds of $524 million. The transaction resulted in a pre-tax gain of $376 million ($349 million after income taxes), after deducting the net book value of assets including allocated goodwill of $27 million.

In January, the Corporation completed the sale of its interest in the Snohvit Field (Hess 3%), a liquefied natural gas project, offshore Norway, for cash proceeds of $132 million. The transaction resulted in an after-tax gain of $36 million, after deducting the net book value of assets including allocated goodwill of $14 million.

2011:    In February, the Corporation completed the sale of its interests in certain natural gas producing assets in the UK North Sea for cash proceeds of $359 million. These disposals resulted in pre-tax gains totaling $343 million ($310 million after income taxes). In August, the Corporation completed the sale of its interests in the Snorre Field (Hess 1%), offshore Norway and the Cook Field (Hess 28%) in the UK North Sea for cash proceeds of $131 million. These disposals resulted in after-tax gains totaling $103 million.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations

2013:    In December, the Corporation completed the sale of its U.S. East Coast terminal network, St. Lucia terminal and related businesses for cash proceeds of approximately $1.0 billion, which generated a pre-tax gain of $739 million ($531 million after income taxes), after deducting the net book value of assets. In November, the Corporation completed the sale of its energy marketing business for cash proceeds of approximately $1.2 billion, which generated a pre-tax gain of $761 million ($464 million after income taxes).

3.	Discontinued Operations

As a result of the Corporation’s divestiture of its energy marketing business and terminals network and its cessation of refining at the Port Reading facility, the results of operations for these businesses have been reported as discontinued operations in the Statement of Consolidated Income for all periods presented. These businesses were previously included in the M&R segment.

Sales and other operating revenues and Income from discontinued operations were as follows:

	2013	2012	2011
	(In millions)
Sales and other operating revenues	$12,273	$14,386	$17,132

Income from discontinued operations before income taxes	$1,943	$312	$222
Current tax provision (benefit)	—	—	—
Deferred tax provision (benefit)	689	116	77

Provision for income taxes	689	116	77

Income from discontinued operations, net of income taxes*	$1,254	$196	$145

*	In 2013, Income from discontinued operations included pre-tax gains on asset sales of $1,500 million ($995 million after income taxes).

The Corporation’s retail marketing business and energy trading joint venture have been classified as continuing operations for all periods presented as the Corporation is contemplating different methods of disposal and is experiencing lengthy marketing processes. There was no material impact to the results of operations as a result of these re-classifications for any period presented. The retail marketing business and energy trading joint venture will be classified as discontinued operations when these businesses are divested.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Exit and Disposal Costs

The following table provides the components of and changes in the Corporation’s restructuring accruals:

	Exploration and Production	Retail Marketing and Other		Corporate		Discontinued Operations	Total
	(In millions)
Employee Severance
Balance at January 1, 2013	$—	$—		$—		$—	$—
Provision (a)	75	40		29		108	252 (b)
Payments	(43)	—		(3)		(35)	(81)

Balance at December 31, 2013	32	40		26		73	171

Facility and Other Exit Costs
Balance at January 1, 2013	—	—		—		—	—
Provision	62 (c)	28	(d)	17	(e)	113 (f)	220
Payments	(9)	(24)		—		(69)	(102)

Balance at December 31, 2013	53	4		17		44	118

Total restructuring accruals at December 31, 2013	$85	$44		$43		$117	$289

(a)	Amounts are before the reversal of approximately $33 million of share-based compensation expense related to grants that are expected to be forfeited.

(b)

Of the total employee severance charges for 2013, $22 million was included in Operating costs and expenses, $19 million in Exploration expenses, $40 million in Marketing expenses, $63 million in General and administrative expenses and $108 million in Income from discontinued operations.

(c)	Included $37 million in General and administrative expenses, $16 million in Depreciation, depletion and amortization, $1 million in Operating costs and expenses and $8 million in Other, net.

(d)	Included in Marketing expenses.

(e)	Included in General and administrative expenses.

(f)	Included in Income from discontinued operations.

The employee severance charges primarily resulted from the Corporation’s divestiture program announced in March 2013, which was initiated to continue its transformation to a more focused pure play E&P company. The severance charges were based on probable amounts incurred under ongoing severance arrangements or other statutory requirements, plus amounts earned through December 31, 2013 under enhanced benefit arrangements. The expense associated with the enhanced benefits is recognized ratably over the estimated service period required for the employee to earn the benefit upon termination.

The Corporation expects to incur additional enhanced benefit charges of approximately $30 million beyond the amounts accrued at December 31, 2013, of which $5 million relates to E&P, $10 million to Retail Marketing and Other, $10 million to Corporate and $5 million to discontinued operations. The Corporation’s estimate of employee severance costs could change due to a number of factors, including the number of employees that work through the requisite service date and the timing of when each remaining divestiture occurs.

The facility and other exit costs relate to the shutdown of Port Reading refining operations, charges associated with the cessation of use of certain leased office space, contract termination costs and professional fees associated with the divestitures.

5.	Acquisitions

In 2011, the Corporation entered into agreements to acquire approximately 85,000 net acres in the dry gas area of the Utica Shale play in Ohio for approximately $750 million, principally through the acquisition of Marquette Exploration, LLC (Marquette). The acquisition of Marquette was accounted for as a business combination and the assets acquired and the liabilities assumed were recorded at fair value. The fair value measurements of the oil and gas assets were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The majority of the purchase price

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

was assigned to unproved properties and the remainder to producing wells and working capital. See Note 24, Subsequent Events in the notes to the Consolidated Financial Statements for the divestiture of dry gas acreage.

Also in 2011, the Corporation completed the acquisition of a 50% undivided interest in CONSOL Energy Inc.’s (CONSOL) approximately 200,000 acres, in the Utica Shale play in Ohio, for $59 million in cash at closing and the agreement to fund 50% of CONSOL’s share of the drilling costs up to $534 million within a 5-year period. This transaction was accounted for as an asset acquisition. During the second quarter of 2013, the Corporation reached an agreement with CONSOL relating to its ongoing title verification efforts, which reduced the gross joint venture acreage by approximately 64,000 acres, to approximately 146,000 acres, and the total carry obligation to $335 million, from $534 million. At December 31, 2013, the Corporation’s remaining carry obligation was approximately $200 million.

6.	Inventories

Inventories at December 31 were as follows:

	2013	2012
	(In millions)
Crude oil and other charge stocks	$291	$493
Refined petroleum products and natural gas	618	1,362
Less: LIFO adjustment	(339)	(1,123)

	570	732
Merchandise, materials and supplies	384	527

Total inventories	$954	$1,259

The percentage of last-in, first-out (LIFO) inventories to total crude oil, refined petroleum products and natural gas inventories was 43% and 71% at December 31, 2013 and 2012, respectively. During 2013 and 2012, the Corporation reduced LIFO inventories, which are carried at lower costs than current inventory costs, resulting in gains of $678 million ($414 million after income taxes) and $165 million ($104 million after income taxes), respectively, that were all classified in Income from discontinued operations. Inventories related to the E&P segment were $599 million at December 31, 2013 and $738 million at December 31, 2012.

7.	Property, Plant and Equipment

Property, plant and equipment at December 31 were as follows:

	2013	2012
	(In millions)
Exploration and Production
Unproved properties	$2,460	$3,558
Proved properties	4,121	4,072
Wells, equipment and related facilities	37,274	35,385

	43,855	43,015
Retail Marketing, Corporate and Other	2,095	2,538

Total — at cost	45,950	45,553
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,179	16,746

Property, plant and equipment — net	$28,771	$28,807

Assets Held for Sale:    In March 2013, the Corporation approved a plan to divest its E&P assets in Thailand (comprising the Pailin (Hess 15%) and Sinphuhorm (Hess 35%) fields) and the Pangkah Field, offshore Indonesia (Hess 75%). At December 31, 2013, the book value of assets associated with these properties totaling $1,097 million, primarily consisting of the net property, plant and equipment balances as well as allocated goodwill of $76 million, were reported as assets held for sale. In addition, liabilities related to these properties totaling $286 million, primarily consisting of asset retirement obligations and deferred income taxes, were reported in liabilities associated with assets held for sale. At December 31,

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012, assets totaling $1,092 million, including allocated goodwill of $100 million, and liabilities totaling $539 million that were related to the ACG and Beryl fields, which were divested in the first quarter of 2013, were reported as held for sale. Properties classified as held for sale are not depreciated but are subject to impairment testing.

Capitalized Exploratory Wells Costs:    The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31, and the changes therein during the respective years:

	2013	2012	2011
	(In millions)
Beginning balance at January 1	$2,259	$2,022	$1,783
Additions to capitalized exploratory well costs pending the determination of proved reserves	237	407	512
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(106)	(41)	(171)
Capitalized exploratory well costs charged to expense	(267)	(129)	(90)
Dispositions and other	(78)	—	(12)

Ending balance at December 31	$2,045	$2,259	$2,022

Number of wells at end of year	50	68	59

In 2013, capitalized well costs reclassified based on the determination of proved reserves primarily related to the Shenzi project in the Gulf of Mexico. Capitalized exploratory well costs charged to expense in 2013 in the preceding table include $260 million to write-off previously capitalized exploration wells in Area 54, offshore Libya, due to civil unrest. The preceding table excludes exploratory dry hole costs of $77 million, $248 million and $348 million in 2013, 2012 and 2011, respectively, which were incurred and subsequently expensed in the same year.

At December 31, 2013, exploratory drilling costs capitalized in excess of one year past completion of drilling were incurred as follows (in millions):

2012	$372
2011	385
2010	358
2009	159
2008 and prior	610

$1,884

The capitalized well costs in excess of one year relate to 8 projects. Approximately 45% relates to Block WA-390-P, offshore Western Australia, where development planning and commercial activities, including negotiations with potential liquefaction partners, are ongoing. Successful negotiation with a third party liquefaction partner is necessary before the Corporation can negotiate a gas sales agreement and sanction development of the project. Approximately 27% relates to the Corporation’s Pony discovery on Block 468 in the deepwater Gulf of Mexico, and 8% relates to the Pony #3 well on Block 469. The Corporation has signed an exchange agreement with the partners of the adjacent Green Canyon Blocks 512 and 511, which contain the Knotty Head discovery. Under this agreement, Hess was appointed operator and has a 20% working interest in the blocks, which are now collectively referred to as the Stampede project. An application to unitize Blocks 468, 512, the western half of 469 and the eastern half of 511 is due to be filed with the Bureau of Safety and Environmental Enforcement in the first quarter of 2014. Field development planning is progressing and the project is targeted for sanction in 2014. Approximately 16% relates to offshore Ghana where the Corporation has drilled seven successful exploration wells. Appraisal plans for the seven wells on the block were submitted to the Ghanaian government for approval in June 2013 and by year-end four had been approved. The Corporation plans to commence a three well appraisal drilling program in the second half of 2014. The remainder of the capitalized well costs in excess of one year relates to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Goodwill

The changes in the carrying amount of goodwill, all of which relate to the E&P segment, are as follows:

	2013	2012
	(In millions)
Beginning balance at January 1	$2,208	$2,305
Dispositions*	(339)	(97)

Ending balance at December 31	$1,869	$2,208

*	Includes $76 million and $52 million reclassified to Assets held for sale in 2013 and 2012, respectively.

9.	Asset Impairments

During the fourth quarter of 2013, the Corporation announced the sale of its E&P assets in Indonesia for approximately $1.3 billion. The sale was executed in two separate transactions, with Natuna A completing in December 2013 and Pangkah in January 2014, as a result of a partner exercising their preemptive rights. Based on the sales proceeds for each transaction, fourth quarter 2013 results included a pre-tax gain on asset sale related to Natuna A of $388 million ($343 million after income taxes), and a pre-tax asset impairment charge of $289 million ($187 million after income taxes) to adjust the carrying value of the Pangkah assets to their fair value at December 31, 2013.

During 2012, the Corporation recorded E&P asset impairment charges totaling $582 million ($344 million after income taxes). These impairment charges consisted of $374 million ($228 million after income taxes) associated with the divestiture of assets in the Eagle Ford Shale in Texas and $208 million ($116 million after income taxes) related to non-producing properties in the UK North Sea. During 2011, the Corporation recorded E&P asset impairment charges of $358 million ($140 million after income taxes) related to non-producing properties.

10.	HOVENSA L.L.C. Joint Venture

Hess Oil Virgin Islands Corp., a subsidiary of the Corporation, has a 50% interest in HOVENSA, a joint venture with a subsidiary of PDVSA, which owns a refinery in St. Croix, U.S. Virgin Islands. In January 2012, HOVENSA shut down its refinery and continued operating solely as an oil storage terminal. In 2013, HOVENSA and the Government of the Virgin Islands agreed to a plan to pursue a sale of HOVENSA and the sales process commenced in the fourth quarter. If an agreement to sell the refinery cannot be reached, HOVENSA will likely not be able to continue operating as an oil storage terminal.

In 2011 the Corporation recorded a total of $1,073 million of losses from its equity investment in HOVENSA, which included $875 million ($525 million after income taxes) related to an impairment recorded by HOVENSA and other charges associated with its decision to shut down the refinery. The Corporation’s share of the impairment related losses recorded by HOVENSA represented an amount equivalent to the Corporation’s financial support to HOVENSA at December 31, 2011, its planned future funding commitments for costs related to the refinery shutdown, and a charge of $135 million for the write-off of related assets held by the subsidiary which owns the Corporation’s investment in HOVENSA.

The Corporation’s investment in HOVENSA is accounted for using the equity method. In accordance with Rule 3-09 of Regulation S-X, the Corporation has filed financial statements for HOVENSA in this report on Form 10-K.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Asset Retirement Obligations

The following table describes changes to the Corporation’s asset retirement obligations:

	2013	2012
	(In millions)
Asset retirement obligations at January 1	$2,661	$2,071
Liabilities incurred	42	186
Liabilities settled or disposed of	(576)	(324)
Accretion expense	129	135
Revisions of estimated liabilities	573	529
Foreign currency translation	(57)	64

Asset retirement obligations at December 31	2,772	2,661
Less: Current obligations	523	449

Long-term obligations at December 31	$2,249	$2,212

The revisions in 2013 and 2012 reflect overall increases in estimated abandonment obligations resulting from changes in the expected scope of operations, increases in the time expected to complete dismantlement activities and updates to service rates.

12.	Debt and Interest Expense

Long-term debt at December 31 consisted of the following:

	2013	2012
	(In millions)
Revolving credit facility, weighted average rate 1.6% in 2012	$—	$758
Asset-backed credit facility, weighted average rate 0.8% in 2012	—	600
Short-term credit facilities, weighted average rate 1.5% in 2012	—	990
Fixed-rate public notes:
7.0% due 2014	250	250
8.1% due 2019	998	998
7.9% due 2029	695	695
7.3% due 2031	747	746
7.1% due 2033	598	598
6.0% due 2040	745	745
5.6% due 2041	1,242	1,242

Total fixed-rate public notes	5,275	5,274
Leased floating production system	296	180
Other fixed-rate notes, weighted average rate 12.9%, due through 2023	135	111
Project lease financing, weighted average rate 5.1%, due through 2014	60	78
Fair value adjustments — interest rate hedging	30	65
Pollution control revenue bonds, weighted average rate 5.9% in 2012	—	53
Other debt	2	2

Total debt	5,798	8,111
Less: Short-term debt and current maturities of long-term debt	378	787

Total long-term debt	$5,420	$7,324

The Corporation has a $4 billion syndicated revolving credit facility that is unused at December 31, 2013 and matures in April 2016. This facility can be used for borrowings and letters of credit. Borrowings on the facility bear interest at 1.25% above the London Interbank Offered Rate. A fee of 0.25% per annum is also payable on the amount of the facility. The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes. The Corporation also had a 364-day asset-backed credit facility which was terminated in September 2013.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2013, the Corporation repaid a net amount of $2,348 million under available credit facilities, which consisted of $758 million from its syndicated revolving credit facility, $990 million from the Corporation’s short-term credit facilities and $600 million from its asset-backed credit facility. The Corporation recorded capital lease obligations totaling $98 million in conjunction with its commitment to acquire 50 existing Hess retail gasoline stations that were previously held under operating leases. The Corporation repaid $136 million of other debt in 2013.

At December 31, 2013, the Corporation’s fixed-rate public notes have a principal amount of $5,300 million ($5,275 million net of unamortized discount). Interest rates on the outstanding fixed-rate public notes have a weighted average rate of 6.9%.

During 2013, the Corporation recorded a net increase of $116 million in debt related to progress on construction of a leased floating production system to be used at the Tubular Bells project.

The aggregate long-term debt maturing during the next five years is as follows (in millions): 2014 — $378; 2015 — $74; 2016 — $78; 2017 — $89 and 2018 — $58.

The Corporation’s long-term debt agreements, including the revolving credit facility, contain financial covenants that restrict the amount of total borrowings and secured debt. At December 31, 2013, the Corporation is permitted to borrow up to an additional $35.5 billion for the construction or acquisition of assets. The Corporation has the ability to borrow up to an additional $5.9 billion of secured debt at December 31, 2013.

Outstanding letters of credit at December 31 were as follows:

	2013	2012
	(In millions)
Committed lines*	$274	$463
Uncommitted lines*	136	283

Total	$410	$746

*	Committed and uncommitted lines have expiration dates through 2015.

Of the $410 million of letters of credit outstanding at December 31, 2013, $117 million relates to contingent liabilities and the remaining $293 million relates to liabilities recorded in the Consolidated Balance Sheet.

The total amount of interest paid (net of amounts capitalized) was $408 million, $419 million and $383 million in 2013, 2012 and 2011, respectively. The Corporation capitalized interest of $60 million, $28 million and $13 million in 2013, 2012 and 2011, respectively.

13.	Share-based Compensation

The Corporation granted restricted common shares and performance share units (PSUs) in 2013 and 2012 under its 2008 Long-term Incentive Plan (LTIP), as amended. The Corporation began awarding PSUs under this plan in March 2012. Prior to 2012, the Corporation awarded restricted common stock and stock options. Outstanding restricted stock and PSUs generally vest three years from the date of grant. Outstanding stock options vest over three years from the date of grant and have a 10-year term and an exercise price equal to the market price on the date of grant.

The number of shares of common stock to be issued under the PSU agreement is based on a comparison of the Corporation’s total shareholder return (TSR) to the TSR of a predetermined group of fifteen peer companies over a three-year performance period ending December 31 of the year prior to grant issuance. Payouts of the performance share awards will range from 0% to 200% of the target awards based on the Corporation’s TSR ranking within the peer group. Dividend equivalents for the performance period will accrue on performance shares, but will only be paid out on earned shares after the performance period.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-based compensation expense consisted of the following:

	Before Income Taxes			After Income Taxes
	2013	2012	2011	2013	2012	2011
	(In millions)
Restricted stock	$31	$57	$53	$19	$35	$32
Stock options	13	34	51	8	21	31
Performance share units	10	8	—	6	5	—

Total*	$54	$99	$104	$33	$61	$63

*

Includes pre-tax share-based compensation expense (benefit) included in Income from discontinued operations of approximately $(6) million, $16 million and $18 million for 2013, 2012 and 2011, respectively.

During 2013, the Corporation reversed share-based compensation expenses totaling $33 million ($25 million for restricted stock, $7 million for PSUs and $1 million for stock options) for grants that are not expected to vest as a result of the Corporation’s transformation to a pure play E&P company.

Based on share-based compensation awards outstanding at December 31, 2013, unearned compensation expense, before income taxes, will be recognized in future years as follows (in millions): 2014 — $45, 2015 — $27 and 2016 — $4.

The Corporation’s share-based compensation activity consisted of the following:

	Performance Share Units		Stock Options		Restricted Stock
	Performance Share Units	Weighted- Average Fair Value on Date of Grant	Options	Weighted- Average Exercise Price per Share	Shares of Restricted Common Stock	Weighted- Average Price on Date of Grant
	(In thousands)		(In thousands)		(In thousands)
Outstanding at January 1, 2013	414	$73.26	12,903	$61.45	2,904	$66.89
Granted	279	111.49	—	—	1,207	69.49
Exercised	—	—	(2,323)	51.17	—	—
Vested	—	—	—	—	(812)	60.52
Forfeited	(58)	79.99	(439)	78.41	(434)	69.78

Outstanding at December 31, 2013*	635	$89.45	10,141	$63.08	2,865	$69.36

*	Includes 9,570 thousand exercisable options at a weighted average price of $61.99 at December 31, 2013.

The table below summarizes information regarding the outstanding and exercisable stock options as of December 31, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Options	Weighted- Average Exercise Price per Share

	(In thousands)	(Years)		(In thousands)
$20.00 – $40.00	629	1	$28.16	629	$28.16
$40.01 – $50.00	1,223	2	49.34	1,217	49.36
$50.01 – $60.00	3,064	4	54.98	3,031	54.98
$60.01 – $80.00	1,818	6	60.64	1,797	60.55
$80.01 – $120.00	3,407	5	83.04	2,896	82.89

	10,141	4	$63.08	9,570	$61.99

The intrinsic value (or the amount by which the market price of the Corporation’s common stock exceeds the exercise price of an option) at December 31, 2013 totaled $204 million and $203 million for outstanding options and exercisable

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

options, respectively. At December 31, 2013, the weighted average remaining contractual term of exercisable options was four years.

The following weighted average assumptions were utilized to estimate the fair value of PSU awards:

	2013	2012
Risk free interest rate	0.36%	0.40%
Stock price volatility	.359	.394
Contractual term in years	3.0	3.0
Grant date price of Hess common stock	$69.49	$64.14

The risk free interest rate is based on the vesting period of the award and is obtained from published sources. The stock price volatility is determined from the historical stock prices of the peer group using the vesting period. The contractual term is equivalent to the vesting period.

In May 2008, shareholders approved the 2008 LTIP, which was amended in May 2010 and May 2012 to increase the number of new shares of common stock available for awards. At December 31, 2013, the Corporation had 10.2 million shares that remain available for issuance under the 2008 LTIP, as amended, out of the total of 29 million shares of common stock authorized for issuance under the 2008 LTIP, as amended.

14.	Foreign Currency

Foreign currency gains (losses) before income taxes recorded in Other, net in the Statement of Consolidated Income amounted to a loss of $54 million in 2013, a gain of $37 million in 2012 and a loss of $29 million in 2011, all of which related to the Corporation’s continuing operations. The after-tax foreign currency translation adjustments included in Accumulated other comprehensive income (loss) totaled $(1) million at December 31, 2013 and $169 million at December 31, 2012.

15.	Retirement Plans

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

The following table summarizes the Corporation’s benefit obligations and the fair value of plan assets and shows the funded status of the pension and postretirement medical plans:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2013	2012	2013	2012	2013	2012
	(In millions)
Change in benefit obligation
Balance at January 1	$2,110	$1,866	$234	$227	$134	$125
Service cost	61	64	12	10	4	7
Interest cost	82	81	7	7	3	5
Actuarial (gain) loss	(139)	134	28	13	(4)	2
Benefit payments	(69)	(54)	(20)	(2)	(5)	(5)
Plan curtailments (a)	(103)	—	(8)	—	(35)	—
Plan settlements (b)	—	—	—	(21)	—	—
Special termination benefits	5	—	—	—	—	—
Foreign currency exchange rate changes	10	19	—	—	—	—

Balance at December 31	1,957	2,110	253	234	97	134

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2013	2012	2013	2012	2013	2012
	(In millions)
Change in fair value of plan assets
Balance at January 1	$1,763	$1,493	$—	$—	$—	$—
Actual return on plan assets	292	155	—	—	—	—
Employer contributions	146	150	20	23	5	5
Benefit payments	(69)	(54)	(20)	(2)	(5)	(5)
Plan settlements (b)	—	—	—	(21)	—	—
Foreign currency exchange rate changes	13	19	—	—	—	—

Balance at December 31	2,145	1,763	—	—	—	—

Funded status (plan assets greater (less) than benefit obligations) at December 31	188	(347)	(253)	(234)	(97)	(134)
Unrecognized net actuarial (gains) losses	405	850	108	97	(2)	39

Net amount recognized	$593	$503	$(145)	$(137)	$(99)	$(95)

(a)

During the first quarter of 2013, the Corporation’s pension and other postretirement plans were impacted by a significant reduction in the expected future service from active participants due to the Corporation’s announced asset sales program.

(b)	Plan settlements amounts reported include a charge of $9 million ($5 million after income taxes) due to employee retirements in 2012.

Amounts recognized in the Consolidated Balance Sheet at December 31 consisted of the following:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2013	2012	2013	2012	2013	2012
	(In millions)
Pension asset / (accrued benefit liability)	$188	$(347)	$(253)	$(234)	$(97)	$(134)
Accumulated other comprehensive loss, pre-tax*	405	850	108	97	(2)	39

Net amount recognized	$593	$503	$(145)	$(137)	$(99)	$(95)

*	The after-tax deficit reflected in Accumulated other comprehensive income (loss) for these retirement plans was $342 million at December 31, 2013 and $639 million at December 31, 2012.

The accumulated benefit obligation for the funded defined benefit pension plans decreased to $1,873 million at December 31, 2013 from $1,937 million at December 31, 2012. The accumulated benefit obligation for the unfunded defined benefit pension plan was $222 million at December 31, 2013 and $216 million at December 31, 2012.

Components of net periodic benefit cost for funded and unfunded pension plans and the postretirement medical plan consisted of the following:

	Pension Plans			Postretirement Medical Plan
	2013	2012	2011	2013	2012	2011
	(In millions)
Service cost	$73	$74	$58	$4	$7	$6
Interest cost	89	88	89	3	5	5
Expected return on plan assets	(141)	(116)	(109)	—	—	—
Amortization of unrecognized net actuarial losses	61	83	47	1	2	2
Settlement loss	—	9	—	—	—	—
Curtailment loss	1	—	—	—	—	—
Special termination benefit recognized	5	—	—	—	—	—

Net periodic benefit cost	$88	$138	$85	$8	$14	$13

The Corporation’s 2014 pension and postretirement medical expense is estimated to be approximately $20 million, which includes approximately $28 million related to the amortization of unrecognized net actuarial losses, offset by improved returns on plan assets.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average actuarial assumptions used by the Corporation’s funded and unfunded pension plans were as follows:

	2013	2012	2011
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	4.6%	3.8%	4.3%
Rate of compensation increase	4.4	4.3	4.3
Weighted average assumptions used to determine net benefit cost for the years ended December 31
Discount rate	4.0	4.3	5.3
Expected return on plan assets	7.5	7.5	7.5
Rate of compensation increase	4.3	4.3	4.4

The actuarial assumptions used by the Corporation’s postretirement medical plan were as follows:

	2013	2012	2011
Assumptions used to determine benefit obligations at December 31
Discount rate	3.6%	3.1%	3.9%
Initial health care trend rate	7.1%	7.3%	8.0%
Ultimate trend rate	4.6%	4.8%	5.0%
Year in which ultimate trend rate is reached	2027	2022	2018

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide the fair value of the financial assets of the funded pension plans as of December 31, 2013 and 2012 in accordance with the fair value measurement hierarchy described in Note 1, Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements:

	Level 1	Level 2	Level 3	Total
	(In millions)
December 31, 2013
Cash and short-term investment funds	$3	$72	$—	$75
Equities:
U.S. equities (domestic)	729	—	—	729
International equities (non-U.S.)	81	171	—	252
Global equities (domestic and non-U.S.)	8	208	—	216
Fixed income:
Treasury and government issued (a)	—	169	1	170
Government related (b)	—	9	—	9
Mortgage-backed securities (c)	—	109	1	110
Corporate	2	124	1	127
Other:
Hedge funds	—	—	291	291
Private equity funds	—	—	89	89
Real estate funds	10	—	47	57
Diversified commodities funds	—	20	—	20

	$833	$882	$430	$2,145

December 31, 2012
Cash and short-term investment funds	$2	$37	$—	$39
Equities:
U.S. equities (domestic)	534	—	—	534
International equities (non-U.S.)	61	148	—	209
Global equities (domestic and non-U.S.)	5	174	—	179
Fixed income:
Treasury and government issued (a)	—	184	2	186
Government related (b)	—	8	—	8
Mortgage-backed securities (c)	—	96	—	96
Corporate	1	110	—	111
Other:
Hedge funds	—	—	255	255
Private equity funds	—	—	75	75
Real estate funds	9	—	45	54
Diversified commodities funds	—	17	—	17

	$612	$774	$377	$1,763

(a)	Includes securities issued and guaranteed by U.S. and non-U.S. governments.

(b)	Primarily consists of securities issued by governmental agencies and municipalities.

(c)	Comprised of U.S. residential and commercial mortgage-backed securities.

Cash and short-term investment funds consist of cash on hand and short-term investment funds that provide for daily investments and redemptions and are valued and carried at a $1 net asset value (NAV) per fund share. Cash on hand is classified as Level 1 and short-term investment funds are classified as Level 2.

Equities consist of equity securities issued by U.S. and non-U.S. corporations as well as commingled investment funds that invest in equity securities. Individually held equity securities, which are traded actively on exchanges and have readily available price quotes, are classified as Level 1. Commingled fund values, which are valued at the NAV per fund share derived from the quoted prices in active markets of the underlying securities, are classified as Level 2.

Fixed income investments consist of securities issued by the U.S. government, non-U.S. governments, governmental agencies, municipalities and corporations, and agency and non-agency mortgage-backed securities. This investment category

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

also includes commingled investment funds that invest in fixed income securities. Individual fixed income securities are generally priced on the basis of evaluated prices from independent pricing services, which are monitored and provided by the third-party custodial firm responsible for safekeeping plan assets. Individual fixed income securities are classified as Level 2 or 3. Fixed income commingled fund values, which reflect the NAV per fund share derived indirectly from observable inputs or from quoted prices in less liquid markets of the underlying securities, are classified as Level 2.

Other investments consist of exchange-traded real estate investment trust securities, as well as commingled fund and limited partnership investments in hedge funds, private equity, real estate and diversified commodities. Exchange-traded securities are classified as Level 1. Commingled fund values reflect the NAV per fund share and are classified as Level 2 or 3. Private equity and real estate limited partnership values reflect information reported by the fund managers, which include inputs such as cost, operating results, discounted future cash flows, market based comparable data and independent appraisals from third-party sources with professional qualifications. Hedge funds, private equity and non-exchange-traded real estate investments are classified as Level 3.

The following tables provide changes in financial assets that are measured at fair value based on Level 3 inputs that are held by institutional funds classified as:

	Fixed Income*	Hedge Funds	Private Equity Funds	Real Estate Funds	Total
	(In millions)
Balance at January 1, 2012	$4	$211	$58	$44	$317
Actual return on plan assets held at December 31, 2012	—	13	5	1	19
Purchases, sales or other settlements	(1)	31	12	—	42
Net transfers in (out) of Level 3	(1)	—	—	—	(1)

Balance at December 31, 2012	2	255	75	45	377

Actual return on plan assets held at December 31, 2013	—	26	11	2	39
Purchases, sales or other settlements	1	10	3	—	14
Net transfers in (out) of Level 3	—	—	—	—	—

Balance at December 31, 2013	$3	$291	$89	$47	$430

*	Fixed Income includes treasury and government issued, government related, mortgage-backed and corporate securities.

The Corporation has budgeted contributions of approximately $80 million to its funded pension plans in 2014.

Estimated future benefit payments by the funded and unfunded pension plans and the postretirement medical plan, which reflect expected future service, are as follows (in millions):

2014	$162
2015	106
2016	119
2017	110
2018	117
Years 2019 to 2023	649

The Corporation also contributes to several defined contribution plans for eligible employees. Employees may contribute a portion of their compensation to the plans and the Corporation matches a portion of the employee contributions. The Corporation recorded expense of $41 million in 2013, $40 million in 2012 and $28 million in 2011 for contributions to these plans.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of:

	2013	2012	2011
	(In millions)
United States
Federal
Current	$8	$30	$202
Deferred	67	(419)	(653)
State	4	34	6

	79	(355)	(445)

Foreign
Current	941	2,019	1,185
Deferred	187	(220)	(60)

	1,128	1,799	1,125

Total	1,207	1,444	680
Adjustment of deferred taxes for foreign income tax law changes*	(682)	115	29

Total provision for income taxes	$525	$1,559	$709

*

In 2013, amount reflects $674 million for the effect of the Denmark hydrocarbon income tax law change to the Chapter 3A regime from the Chapter 3 regime in December 2013 and $8 million for the effect of a change in Norway’s hydrocarbon and base corporate income tax rates in December 2013. In 2012, amount reflects the effect of the UK supplementary income tax rate change in July 2012. In 2011, amount reflects the July 2011 increase in the supplementary tax on petroleum operations in the UK.

Income from continuing operations before income taxes consisted of the following:

	2013	2012	2011
	(In millions)
United States (a)	$473	$(520)	$14
Foreign (b)	4,020	3,946	2,226

Total income from continuing operations before income taxes	$4,493	$3,426	$2,240

(a)	Includes substantially all of the Corporation’s interest expense and the results of hedging activities.

(b)	Foreign income includes the Corporation’s Virgin Islands and other operations located outside of the U.S.

The components of deferred tax liabilities and deferred tax assets at December 31 were as follows:

	2013	2012
	(In millions)
Deferred tax liabilities
Property, plant and equipment	$(5,581)	$(5,345)
Other	(155)	(105)

Total deferred tax liabilities	(5,736)	(5,450)

Deferred tax assets
Net operating loss carryforwards	2,726	1,985
Tax credit carryforwards	161	373
Property, plant and equipment and investments	2,643	2,796
Accrued compensation, deferred credits and other liabilities	982	976
Asset retirement obligations	1,516	1,340
Other	216	313

Total deferred tax assets	8,244	7,783
Valuation allowances	(1,519)	(1,282)

Total deferred tax assets, net of valuation allowances	6,725	6,501

Net deferred tax assets	$989	$1,051

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2013, the Corporation has recognized a gross deferred tax asset related to net operating loss carryforwards of $2,726 million before application of the valuation allowances. The deferred tax asset is comprised of $2,390 million attributable to foreign net operating losses which begin to expire in 2020, $71 million attributable to U.S. federal operating losses which begin to expire in 2020 and $265 million attributable to losses in various U.S. states which begin to expire in 2014. The deferred tax asset attributable to foreign net operating losses, net of valuation allowances, is $1,704 million, substantially all of which relates to loss carryforwards in Denmark, Norway and Malaysia. At December 31, 2013, the Corporation has federal, state and foreign alternative minimum tax credit carryforwards of $110 million which can be carried forward indefinitely, and approximately $1 million of other business credit carryforwards. Foreign tax credit carryforwards, which begin to expire in 2016, total $50 million.

In the Consolidated Balance Sheet, deferred tax assets and liabilities are netted by taxing jurisdiction and are recorded at December 31 as follows:

	2013	2012
	(In millions)
Other current assets	$963	$596
Deferred income taxes (long-term asset)	2,319	3,126
Accrued liabilities	(1)	(9)
Deferred income taxes (long-term liability)	(2,292)	(2,662)

Net deferred tax assets	$989	$1,051

A net deferred tax liability of $157 million, primarily relating to fixed asset basis differences and net operating losses of the Corporation’s subsidiaries in Thailand and Indonesia, is included in current liabilities associated with assets held for sale in the Consolidated Balance Sheet at December 31, 2013.

The difference between the Corporation’s effective income tax rate from continuing operations and the U.S. statutory rate is reconciled below:

	2013	2012	2011
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations*	7.2	12.5	(4.1)
State income taxes, net of Federal income tax	0.1	0.6	0.1
Change in enacted tax laws	(15.2)	3.3	1.3
Gains on asset sales, net	(16.0)	(5.3)	(5.5)
Effect of equity loss and operations related to HOVENSA L.L.C.	—	—	3.1
Other	0.6	(0.6)	1.8

Total	11.7%	45.5%	31.7%

*	The variance in effective income tax rates attributable to the effect of foreign operations primarily resulted from the suspension of operations in Libya for most of 2011 and part of 2013.

Below is a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2013	2012
	(In millions)
Balance at January 1	$523	$415
Additions based on tax positions taken in the current year	161	132
Additions based on tax positions of prior years	2	45
Reductions based on tax positions of prior years	(96)	(33)
Reductions due to settlements with taxing authorities	(19)	(30)
Reductions due to lapses in statutes of limitation	(1)	(6)

Balance at December 31	$570	$523

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The December 31, 2013 balance of unrecognized tax benefits includes $503 million that, if recognized, would impact the Corporation’s effective income tax rate. Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $15 million to $25 million due to settlements with taxing authorities or other resolutions, as well as lapses in statutes of limitation. The Corporation had accrued interest and penalties related to unrecognized tax benefits of $52 million and $60 million as of December 31, 2013 and 2012, respectively.

The Corporation has not recognized deferred income taxes on the portion of undistributed earnings of foreign subsidiaries expected to be indefinitely reinvested in foreign operations. The Corporation had undistributed earnings from foreign subsidiaries that it expects to be indefinitely reinvested in foreign operations of approximately $7.5 billion as of December 31, 2013. If these earnings were not indefinitely reinvested, a deferred tax liability of approximately $2.6 billion would be recognized, not accounting for the utilization of foreign tax credits in the U.S.

The Corporation and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Corporation is no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2005.

Income taxes paid (net of refunds) in 2013, 2012 and 2011 amounted to $1,353 million, $1,822 million and $1,384 million, respectively.

17. Outstanding	and Weighted Average Common Shares

The following table provides the changes in the Corporation’s outstanding common shares:

	2013	2012	2011
	(In millions)
Balance at January 1	341.5	340.0	337.7
Activity related to restricted common stock awards, net	0.8	1.3	0.6
Stock options exercised	2.3	0.2	1.7
Shares repurchased*	(19.3)	—	—

Balance at December 31	325.3	341.5	340.0

*	See Note 18, Share Repurchase Plan in the notes to the Consolidated Financial Statements.

The following table presents the calculation of basic and diluted earnings per share:

	2013	2012	2011
	(In millions)
Income from continuing operations, net of income taxes	$3,968	$1,867	$1,531
Less: Net income (loss) attributable to noncontrolling interests	170	38	(27)

Net income from continuing operations attributable to Hess Corporation	3,798	1,829	1,558
Income from discontinued operations, net of income taxes	1,254	196	145

Net income attributable to Hess Corporation	$5,052	$2,025	$1,703

Weighted average common shares outstanding:
Basic	336.6	338.4	336.9
Effect of dilutive securities
Restricted common stock	1.4	1.1	1.4
Stock options	1.7	0.8	1.6
Performance share units	1.2	—	—

Diluted	340.9	340.3	339.9

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2013	2012	2011
Net income attributable to Hess Corporation per share:
Basic:
Continuing operations	$11.28	$5.40	$4.62
Discontinued operations	3.73	0.58	0.43

Net income per share	$15.01	$5.98	$5.05

Diluted:
Continuing operations	$11.14	$5.37	$4.58
Discontinued operations	3.68	0.58	0.43

Net income per share	$14.82	$5.95	$5.01

The weighted average common shares used in the diluted earnings per share calculations exclude the effect of approximately 4.4 million, 9.2 million and 3.5 million out-of-the-money stock options for 2013, 2012 and 2011, respectively. Based on the Corporation’s TSR, the diluted earnings per share calculations also exclude the effects of 414,175 PSUs for 2012. Cash dividends declared on common stock totaled $0.70 per share ($0.10 per share for the first two quarters and $0.25 per share commencing in the third quarter) during 2013. Cash dividends were $0.40 per share ($0.10 per quarter) for both 2012 and 2011.

18.	Share Repurchase Plan

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common stock using proceeds from its announced asset divestiture program. From August through December 31, 2013, the Corporation purchased approximately 19.3 million shares for a total cost of approximately $1.54 billion, which is an average cost of $79.65 per share including transaction fees. As of December 31, 2013, the Corporation may purchase up to approximately $2.46 billion of additional common stock under its board authorized plan. The weighted average of common shares outstanding used in the earnings per share calculations for 2013 do not reflect the full amount of the stock repurchases, due to the timing of the purchases.

19.	Leased Assets

The Corporation and certain of its subsidiaries lease gasoline stations, drilling rigs, tankers, office space and other assets for varying periods under contractual obligations accounted for as operating leases. Certain operating leases provide an option to purchase the related property at fixed prices. At December 31, 2013, future minimum rental payments applicable to non-cancelable operating leases with remaining terms of one year or more (other than oil and gas property leases) are as follows (in millions):

2014	$805
2015	530
2016	126
2017	122
2018	106
Remaining years	843

Total minimum lease payments	2,532
Less: Income from subleases	54

Net minimum lease payments	$2,478

Operating lease expenses for drilling rigs used to drill development wells and successful exploration wells are capitalized.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense was as follows:

	2013	2012	2011
	(In millions)
Total rental expense	$355	$375	$348
Less: Income from subleases	15	15	12

Net rental expense	$340	$360	$336

20.	Guarantees and Contingencies

At December 31, 2013, the Corporation has $117 million in letters of credit for which it is contingently liable. The Corporation is subject to loss contingencies with respect to various lawsuits, claims and other proceedings, including environmental matters. A liability is recognized in the Corporation’s consolidated financial statements when it is probable a loss has been incurred and the amount can be reasonably estimated. If the risk of loss is probable, but the amount cannot be reasonably estimated or the risk of loss is only reasonably possible, a liability is not accrued; however, the Corporation discloses the nature of those contingencies.

The Corporation, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. In 2008, the majority of the cases against the Corporation were settled. In 2010 and 2011, additional cases were settled including an action brought in state court by the State of New Hampshire. Cases brought by the State of New Jersey and the Commonwealth of Puerto Rico remain unresolved. The Corporation has reserves recorded which it believes are adequate to cover its expected liability in these cases.

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

21.	Segment Information

The Corporation is transitioning to a pure play E&P company. In the first quarter of 2013, the Corporation announced plans to divest its downstream businesses, which were previously included in the M&R operating segment. Accordingly, the results of operations for the downstream businesses that were sold or ceased operations during 2013 have been classified as discontinued operations and are excluded from these segment disclosures for all periods presented. As a result, the Corporation currently has two operating segments, E&P and Retail Marketing and Other, which consists of the remaining downstream businesses that it plans to divest. This structure is used by the chief operating decision maker to allocate resources and assess operating performance.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents financial data by operating segment:

	Exploration and Production	Retail Marketing and Other	Corporate	Total
	(In millions)
2013
Operating revenues (a)	$11,905	$10,379	$—	$22,284

Net income (loss) from continuing operations attributable to Hess Corporation	$4,303	$(65)	$(440)	$3,798

Interest expense	$—	$—	$406	$406
Depreciation, depletion and amortization	2,671	84	15	2,770
Asset impairments	289	—	—	289
Provision (benefit) for income taxes	831	(39)	(267)	525
Investments in affiliates	109	578	—	687
Identifiable assets (b)	37,863	2,644	939	41,446
Capital employed (c)	27,850	1,597	1,939	31,386
Capital expenditures	5,709	73	58	5,840

2012
Operating revenues (a)	$12,245	$11,136	$—	$23,381

Net Income (loss) from continuing operations attributable to Hess Corporation	$2,212	$35	$(418)	$1,829

Interest expense	$—	$—	$419	$419
Depreciation, depletion and amortization	2,853	56	13	2,922
Asset impairments	582	—	—	582
Provision (benefit) for income taxes	1,793	29	(263)	1,559
Investments in affiliates	75	368	—	443
Identifiable assets (b)	37,687	2,066	615	40,368
Capital employed (c)	26,339	1,212	405	27,956
Capital expenditures	7,676	61	6	7,743

2011
Operating revenues (a)	$10,646	$10,805	$—	$21,451

Net income (loss) from continuing operations attributable to Hess Corporation	$2,675	$(729)	$(388)	$1,558

Loss from equity investment in HOVENSA L.L.C.	$—	$(1,073)	$—	$(1,073)
Interest expense	—	—	383	383
Depreciation, depletion and amortization	2,305	55	13	2,373
Asset impairments	358	—	—	358
Provision (benefit) for income taxes	1,313	(349)	(255)	709
Investments in affiliates	97	287	—	384
Identifiable assets (b)	32,323	2,960	511	35,794
Capital employed (c)	22,699	1,453	(387)	23,765
Capital expenditures	6,888	50	3	6,941

(a)

Consists of Sales and other operating revenues that are reported net of excise and similar taxes in the Statement of Consolidated Income, which amounted to approximately $1,230 million, $1,530 million and $1,450 million in 2013, 2012 and 2011, respectively.

(b)	Excludes identifiable assets related to the discontinued operations.

(c)	E&P, Retail Marketing and Other and Corporate only. Calculated as equity plus debt.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents financial information by major geographic area:

	United States	Europe		Africa	Asia and Other	Total
	(In millions)
2013
Operating revenues	$16,589	$1,336		$2,736	$1,623	$22,284
Property, plant and equipment (net) (b)	16,082	7,475	(a)	2,310	2,899	28,766
2012
Operating revenues	$16,588	$2,530		$2,484	$1,779	$23,381
Property, plant and equipment (net) (b)	13,914	8,172	(a)	2,517	3,875	28,478
2011
Operating revenues	$14,916	$3,137		$1,782	$1,616	$21,451
Property, plant and equipment (net) (b)	11,172	6,826	(a)	2,355	4,033	24,386

(a)	Of the total Europe, Property, plant and equipment (net), Norway represented $6,348 million, $6,426 million and $5,031 million in 2013, 2012 and 2011, respectively.

(b)	Excludes Property, plant and equipment (net) related to the discontinued operations.

22.	Related Party Transactions

The following table presents the Corporation’s related party transactions:

	2013	2012	2011
	(In millions)
Purchases:
HOVENSA (a)	$—	$145	$3,806
Bayonne Energy Center LLC (b)	38	20	—
Sales:
WilcoHess	2,828	3,058	2,898
HOVENSA	90	191	710

(a)	The Corporation ceased purchasing refined products from HOVENSA following the closure of HOVENSA’s refinery in January 2012.

(b)	Represents purchases of electricity from this 50% owned joint venture under a tolling agreement.

The following table presents the Corporation’s related party accounts receivable (payable) at December 31:

	2013	2012
	(In millions)
WilcoHess	$114	$119
Bayonne Energy Center LLC	(4)	(3)

23.	Risk Management and Trading Activities

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities are referred to as corporate and energy marketing risk management activities. The Corporation also has trading operations, through a 50% voting interest in a consolidated partnership, that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity price risks primarily related to the prices of crude oil, natural gas, refined petroleum products and electricity as well as foreign currency values. In March 2013, the Corporation announced plans to divest its downstream businesses, which included its energy marketing risk management and trading activities. In November, the Corporation completed the sale of its energy marketing business.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Corporation maintains a control environment for all of its risk management and trading activities under the direction of its chief risk officer and through its corporate risk policy, which the Corporation’s senior management has approved. Controls include volumetric, term and value at risk limits. The chief risk officer must approve the trading of new instruments and commodities. Risk limits are monitored and reported on a daily basis to business units and senior management. The Corporation’s risk management department also performs independent price verifications (IPV’s) of sources of fair values and validations of valuation models. The Corporation’s treasury department is responsible for administering foreign exchange rate and interest rate hedging programs using similar controls and processes, where applicable.

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

Following is a description of the Corporation’s activities that use derivatives as part of their operations and strategies. Derivatives include both financial instruments and forward purchase and sale contracts. Gross notional amounts of both long and short positions are presented in the volume tables beginning below. These amounts include long and short positions that offset in closed positions and have not reached contractual maturity. Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts.

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

The gross volumes of the Corporate risk management derivative contracts outstanding at December 31, were as follows:

	2013	2012
Commodity, primarily crude oil (millions of barrels)	9	1
Foreign exchange (millions of U.S. Dollars)	$220	$1,285
Interest rate swaps (millions of U.S. Dollars)	$865	$880

Crude oil price hedging contracts increased E&P Sales and other operating revenues by $39 million ($25 million after income taxes) in 2013, and reduced E&P Sales and other operating revenues by $688 million ($431 million after income taxes) in 2012 and $517 million ($327 million after income taxes) in 2011. At December 31, 2013, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to Brent crude oil hedges were $5 million, which will be reclassified into earnings during 2014 as the hedged crude oil sales are recognized in earnings. The amount of ineffectiveness from Brent crude oil hedges that was recognized immediately in Sales and other operating revenues was immaterial in 2013, a loss of $9 million in 2012 and a gain of $9 million in 2011.

During 2013, the Corporation had Brent crude oil fixed-price swap contracts to hedge 90,000 barrels of oil per day (bopd) of crude oil sales volumes at an average price of approximately $109.70 per barrel. In October 2008, the Corporation closed Brent crude oil hedges covering 24,000 bopd through 2012 by entering into offsetting contracts with the same counterparty. The deferred after-tax losses, as of the date the hedge positions were closed, were recorded in earnings as the contracts matured. The Corporation also had Brent crude oil fixed-price swap contracts to hedge 120,000 bopd of crude oil sales volumes for the full year of 2012 at an average price of $107.70 per barrel. The Corporation has entered into Brent crude oil fixed price swap contracts to hedge 25,000 bopd for calendar year 2014 at an average price of $109.12 per barrel.

At December 31, 2013 and 2012, the Corporation had interest rate swaps with gross notional amounts of $865 million and $880 million, respectively, which were designated as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. For the years ended December 31, 2013 and 2012, the Corporation recorded a decrease of $35 million and an increase of $12 million (excluding

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accrued interest) respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Gains or losses on foreign exchange contracts that are not designated as hedges are recognized immediately in Other, net in Revenues and non-operating income in the Statement of Consolidated Income.

Net realized and unrealized pre-tax gains (losses) on derivative contracts used in Corporate Risk Management activities and not designated as hedges amounted to the following:

	2013	2012	2011
	(In millions)
Commodity	$—	$1	$1
Foreign exchange	(39)	43	(15)

Total	$(39)	$44	$(14)

Energy Marketing Risk Management Activities:    In November 2013, the Corporation completed the sale of its energy marketing business to Direct Energy, a North American subsidiary of Centrica plc (Centrica). Certain derivative contracts, including new transactions following the closing date, (the “delayed transfer derivative contracts”) have not been transferred to Direct Energy, as required customer or regulatory consents have not been obtained. However, the agreement entered into between Hess and Direct Energy on the closing date transfers all economic risks and rewards of the energy marketing business, including the ownership of the delayed transfer derivative contracts, to Direct Energy. As a result, the assets and liabilities related to the delayed transfer derivative contracts remain on the Corporation’s Consolidated Balance Sheet at December 31, 2013 but changes in their fair value are offset based on the terms of the agreement between Hess and Direct Energy. The Corporation therefore has no market risk related to these delayed transfer derivative contracts and only retains credit risk exposure, which has been guaranteed by Centrica. It is expected that the transfer of these contracts will be substantially complete in the first half of 2014.

The gross volumes of the Corporation’s energy marketing derivative contracts outstanding at December 31, including the delayed derivative transfer contracts were as follows:

	2013	2012
Crude oil and refined petroleum products (millions of barrels)	19	26
Natural gas (millions of mcf*)	3,325	2,938
Electricity (millions of megawatt hours)	258	278

*	One mcf represents one thousand cubic feet.

The changes in fair value of certain energy marketing commodity contracts that are not designated as hedges, as well as revenues from the sales contracts, supply contract purchases and net settlements from financial derivatives related to these energy marketing activities, are presented in Income from discontinued operations in the Statement of Consolidated Income. For contracts that were designated as hedges, the effective portion of changes in the fair value of cash flow hedges was recorded as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. Net realized and unrealized pre-tax gains on derivative contracts not designated as hedges amounted to $22 million in 2013, $127 million in 2012 and $65 million in 2011. After-tax deferred losses relating to energy marketing activities recorded in Accumulated other comprehensive income (loss) were $22 million at December 31, 2012, all of which were re-classified into Income from discontinued operations during the year. There were no after-tax deferred gains or losses relating to energy marketing activities recorded in Accumulated other comprehensive income (loss) at December 31, 2013.

Trading Activities:    Trading activities are conducted through a trading partnership in which the Corporation has a 50% voting interest that is currently for sale. This partnership intends to generate earnings through various strategies primarily using energy-related commodities, securities and derivatives. The information that follows represents 100% of the trading partnership and, for 2012, the Corporation’s proprietary trading accounts.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The gross volumes of derivative contracts outstanding related to trading activities at December 31, were as follows:

	2013	2012
Commodity
Crude oil and refined petroleum products (millions of barrels)	1,815	1,179
Natural gas (millions of mcf)	2,735	3,377
Electricity (millions of megawatt hours)	1	19
Foreign exchange (millions of U.S. Dollars)	$52	$412
Other
Interest rate (millions of U.S. Dollars)	$—	$167
Equity securities (millions of shares)	11	14

Pre-tax unrealized and realized gains (losses) recorded in the Statement of Consolidated Income from trading activities amounted to the following:

	2013	2012	2011
	(In millions)
Commodity	$78	$104	$44
Foreign exchange	—	3	—
Other	1	10	(28)

Total*	$79	$117	$16

*	The unrealized pre-tax gains and losses included in earnings were reflected in Sales and other operating revenues and Income from discontinued operations in the Statement of Consolidated Income.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides information about the effect of netting arrangements on the presentation of the Corporation’s physical and financial derivative assets and (liabilities) that are measured at fair value, with the effect of single counterparty multilateral netting being included in column (v):

	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amounts
		Physical Derivative and Financial Instruments	Cash Collateral*
	(i)	(ii)	(iii)	(iv)=(i)+(ii)+(iii)	(v)	(vi)=(iv)+(v)
	(In millions)
December 31, 2013
Assets
Derivative contracts
Commodity	$3,086	$(1,867)	$(79)	$1,140	$(41)	$1,099
Interest rate and other	51	(10)	—	41	(3)	38
Counterparty netting	—	(206)	—	(206)	—	(206)

Total derivative contracts	$3,137	$(2,083)	$(79)	$975	$(44)	$931

Liabilities
Derivative contracts
Commodity	$(3,212)	$1,867	$168	$(1,177)	$41	$(1,136)
Interest rate and other	(12)	10	—	(2)	3	1
Counterparty netting	—	206	—	206	—	206

Total derivative contracts	$(3,224)	$2,083	$168	$(973)	$44	$(929)

December 31, 2012
Assets
Derivative contracts
Commodity	$3,253	$(2,661)	$(34)	$558	$(45)	$513
Interest rate and other	100	(8)	—	92	(6)	86
Counterparty netting	—	(81)	—	(81)	—	(81)

Total derivative contracts	$3,353	$(2,750)	$(34)	$569	$(51)	$518

Liabilities
Derivative contracts
Commodity	$(3,312)	$2,661	$5	$(646)	$45	$(601)
Other	(10)	8	—	(2)	6	4
Counterparty netting	—	81	—	81	—	81

Total derivative contracts	$(3,322)	$2,750	$5	$(567)	$51	$(516)

*	There is no cash collateral that was not offset in the Consolidated Balance Sheet.

The net assets and liabilities that were offset in the Consolidated Balance Sheet as reflected in column (iv) of the table above were included in Accounts receivable — Trade and Accounts payable, respectively. Included in those amounts were the assets and liabilities related to the Corporation’s discontinued operations of $612 million and $620 million as of December 31, 2013, respectively ($378 million and $376 million as of December 31, 2012).

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below reflects the gross and net fair values of the corporate and energy marketing risk management and trading derivative instruments:

	Accounts Receivable	Accounts Payable
	(In millions)
December 31, 2013
Derivative contracts designated as hedging instruments
Commodity	$11	$(3)
Interest rate and other	36	(1)

Total derivative contracts designated as hedging instruments	47	(4)

Derivative contracts not designated as hedging instruments*
Commodity	3,075	(3,209)
Foreign exchange	2	(3)
Other	13	(8)

Total derivative contracts not designated as hedging instruments	3,090	(3,220)

Gross fair value of derivative contracts	3,137	(3,224)
Master netting arrangements	(2,083)	2,083
Cash collateral (received) posted	(79)	168

Net fair value of derivative contracts	$975	$(973)

December 31, 2012
Derivative contracts designated as hedging instruments
Commodity	$65	$(124)
Interest rate and other	72	(2)

Total derivative contracts designated as hedging instruments	137	(126)

Derivative contracts not designated as hedging instruments*
Commodity	3,188	(3,188)
Foreign exchange	14	—
Other	14	(8)

Total derivative contracts not designated as hedging instruments	3,216	(3,196)

Gross fair value of derivative contracts	3,353	(3,322)
Master netting arrangements	(2,750)	2,750
Cash collateral (received) posted	(34)	5

Net fair value of derivative contracts	$569	$(567)

*	Includes trading derivatives and derivatives used for risk management.

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
	(In millions)
December 31, 2013
Assets
Derivative contracts
Commodity	$254	$579	$494	$(108)	$(79)	$1,140
Interest rate and other	2	37	3	(1)	—	41
Collateral and counterparty netting	(15)	(191)	—	—	—	(206)

Total derivative contracts	241	425	497	(109)	(79)	975
Other assets measured at fair value on a recurring basis	—	—	—	—	—	—

Total assets measured at fair value on a recurring basis	$241	$425	$497	$(109)	$(79)	$975	(a)

Liabilities
Derivative contracts
Commodity	$(97)	$(1,071)	$(285)	$108	$168	$(1,177)
Other	—	(3)	—	1	—	(2)
Collateral and counterparty netting	15	191	—	—	—	206

Total derivative contracts	(82)	(883)	(285)	109	168	(973)
Other liabilities measured at fair value on a recurring basis	(31)	—	—	—	—	(31)

Total liabilities measured at fair value on a recurring basis	$(113)	$(883)	$(285)	$109	$168	$(1,004	) (b)

Other fair value measurement disclosures
Long-term debt (c)	$—	$(6,641)	$—	$—	$—	$(6,641)

December 31, 2012
Assets
Derivative contracts
Commodity	$94	$445	$243	$(190)	$(34)	$558
Interest rate and other	6	86	1	(1)	—	92
Collateral and counterparty netting	(23)	(54)	(4)	—	—	(81)

Total derivative contracts	77	477	240	(191)	(34)	569
Other assets measured at fair value on a recurring basis	5	49	—	(2)	—	52

Total assets measured at fair value on a recurring basis	$82	$526	$240	$(193)	$(34)	$621

Liabilities
Derivative contracts
Commodity	$(83)	$(657)	$(101)	$190	$5	$(646)
Other	(1)	(2)	—	1	—	(2)
Collateral and counterparty netting	23	54	4	—	—	81

Total derivative contracts	(61)	(605)	(97)	191	5	(567)
Other liabilities measured at fair value on a recurring basis	(40)	(2)	(2)	2	—	(42)

Total liabilities measured at fair value on a recurring basis	$(101)	$(607)	$(99)	$193	$5	$(609)

Other fair value measurement disclosures
Long-term debt (c)	$—	$(8,887)	$—	$—	$—	$(8,887)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(a)	Includes a total of $239 million of Level 1, $180 million of Level 2 and $51 million of Level 3 assets that relate to the Corporation’s continuing operations.

(b)	Includes a total of $79 million of Level 1, $447 million of Level 2 and $32 million of Level 3 liabilities that relate to the Corporation’s continuing operations.

(c)	Long-term debt, including current maturities, had a carrying value of $5,798 million and $7,361 million at December 31, 2013 and 2012, respectively.

In addition to the financial assets and (liabilities) disclosed in the tables above, the Corporation had other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, for which the carrying value approximated their fair value at December 31, 2013 and 2012.

The following table provides total net transfers into and out of each level of the fair value hierarchy:

	2013	2012
	(In millions)
Transfers into Level 1	$3	$251
Transfers out of Level 1	76	210

	$79	$461

Transfers into Level 2	$(113)	$(234)
Transfers out of Level 2	88	(293)

	$(25)	$(527)

Transfers into Level 3	$(85)	$99
Transfers out of Level 3	31	(33)

	$(54)	$66

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

The following table provides changes in physical derivatives and financial assets and (liabilities) that are measured at fair value based on Level 3 inputs:

	2013	2012
	(In millions)
Balance at January 1	$141	$(143)
Unrealized pre-tax gains (losses)
Included in earnings (a)	175	(78)
Included in other comprehensive income (b)	—	44
Purchases (c)	45	247
Sales (c)	(34)	(266)
Settlements (d)	(61)	271
Transfers into Level 3	(85)	99
Transfers out of Level 3	31	(33)

Balance at December 31	$212	$141

(a)	The unrealized pre-tax gains and losses included in earnings were reflected in Sales and other operating revenues and Income from discontinued operations in the Statement of Consolidated Income.

(b)

The unrealized pre-tax gains (losses) included in the other comprehensive income (loss) are reflected in the Change in fair value of cash flow hedges in the Statement of Consolidated Comprehensive Income.

(c)

Purchases and sales primarily represent option premiums paid or received, respectively, during the reporting period and were reflected in Sales and other operating revenues and Income from discontinued operations in the Statement of Consolidated Income.

(d)

Settlements represent realized gains (losses) on derivatives settled during the reporting period and were reflected in Sales and other operating revenues and Income from discontinued operations in the Statement of Consolidated Income.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant unobservable inputs used in Level 3 fair value measurements for the Corporation’s physical commodity contracts and derivative instruments primarily include less liquid delivered locations for physical commodity contracts or volatility assumptions for out-of-the-money options. The following table provides information about the Corporation’s significant recurring unobservable inputs used in the Level 3 fair value measurements. Natural gas contracts are usually quoted and transacted using basis pricing relative to an active pricing location (e.g., Henry Hub), for which price inputs represent the approximate value of differences in geography and local market conditions. All other price inputs in the table beginning below represent full contract prices. Significant changes in any of the inputs, independently or correlated, may result in a different fair value.

	Unit of Measurement	Range / Weighted Average
December 31, 2013
Assets
Commodity contracts with a fair value of $494 million
Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$78.45 - 228.86 / 118.68
Electricity	$ / MWH (b)	$19.52 - 165.75 / 45.76

Basis prices
Natural gas	$ / MMBTU (c)	$(4.99) - 18.10 / 0.23

Contract volatilities
Crude oil and refined petroleum products	%	16.00 - 18.00 / 17.00
Natural gas	%	17.00 - 35.00 / 22.00
Electricity	%	16.00 - 36.00 / 23.00

Liabilities
Commodity contracts with a fair value of $285 million
Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$57.45 - 183.89 / 122.54
Electricity	$ / MWH (b)	$26.48 - 155.33 / 43.12

Basis prices
Natural gas	$ / MMBTU (c)	$(1.90) - 18.00 / (0.62)

Contract volatilities
Crude oil and refined petroleum products	%	16.00 - 17.00 / 17.00
Natural gas	%	34.00 - 35.00 / 35.00
Electricity	%	16.00 - 36.00 / 22.00

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Unit of Measurement	Range / Weighted Average
December 31, 2012
Assets
Commodity contracts with a fair value of $243 million
Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$79.35 - 144.27 / 113.06
Electricity	$ / MWH (b)	$23.37 - 79.27 / 40.81

Basis prices
Natural gas	$ / MMBTU (c)	$(0.47) - 6.66 / 0.39

Contract volatilities
Crude oil and refined petroleum products	%	23.00 - 27.00 / 26.00
Natural gas	%	21.00 - 36.00 / 25.00
Electricity	%	18.00 - 40.00 / 28.00

Liabilities
Commodity contracts with a fair value of $101 million
Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$83.49 - 133.38 / 109.94
Electricity	$ / MWH (b)	$25.01 - 72.60 / 40.38

Basis prices
Natural gas	$ / MMBTU (c)	$(0.72) - 6.66 / 1.26

Contract volatilities
Crude oil and refined petroleum products	%	24.00 - 27.00 / 26.00
Natural gas	%	21.00 - 28.00 / 22.00

(a)	Price per barrel.
(b)	Price per megawatt hour.
(c)	Price per million British thermal unit.
Note:	Fair value measurement for all recurring inputs was performed using a combination of income and market approach techniques.

Credit Risk:    The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. As of December 31, 2013, the Corporation’s net Accounts receivable — Trade related to continuing operations were concentrated with the following counterparty industry segments: Integrated Oil Companies — 45%, Refiners — 18%, Financial Institutions — 14%, Government Entities — 8% and Trading Companies — 7%. As of December 31, 2012, the Corporation’s net Accounts receivable — Trade, which included the receivables for the downstream businesses, were concentrated as follows: Integrated Oil Companies — 23%, Refiners — 15%, Government Entities — 11%, Real Estate — 8%, Services — 8% and Manufacturing — 6%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At December 31, 2013 and December 31, 2012, the Corporation held cash from counterparties of $79 million and $34 million, respectively. The Corporation posted cash to counterparties at December 31, 2013 and December 31, 2012, of $168 million and $5 million, respectively.

The Corporation had outstanding letters of credit totaling $410 million and $746 million at December 31, 2013 and December 31, 2012, respectively, primarily issued to satisfy margin requirements (approximately $196 million and $357 million related to discontinued operations at December 31, 2013 and December 31, 2012, respectively). Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of December 31, 2013 and 2012, the net liability related to both realized and unrealized derivative contracts with contingent collateral provisions was $281 million and approximately $435 million, respectively. As of December 31, 2013, the cash collateral posted on those derivatives was $31 million and there was no cash collateral posted as of December 31, 2012. At December 31, 2013 and 2012, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If one of the three agencies were to

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

downgrade the Corporation’s rating below investment grade, the Corporation would be required to post additional collateral of $134 million at December 31, 2013 and approximately $275 million at December 31, 2012.

24.	Subsequent Events

In January 2014, the Corporation completed the sale of its interest in the Pangkah asset, offshore Indonesia for cash proceeds of approximately $650 million. In January, the Corporation also announced that it had reached agreement to sell approximately 74,000 acres of its dry gas position in the Utica Shale for $924 million. Approximately two-thirds of these proceeds are expected at the end of the first quarter of 2014, with the balance to be received in the third quarter of 2014.

In January 2014, the Corporation’s retail marketing business acquired its partner’s 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million and the settlement of liabilities.

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

During the three year period which ended December 31, 2013, the Corporation produced crude oil, natural gas liquids and/or natural gas principally in the United States (U.S.), Europe (Norway, Denmark, Russia and the United Kingdom), Africa (Equatorial Guinea, Libya and Algeria) and Asia and Other (Malaysia, Thailand, Azerbaijan and Indonesia). Exploration activities were also conducted, or are planned, in certain of these areas as well as additional countries.

Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31	Total	United States	Europe (c)	Africa	Asia and Other
	(In millions)
2013
Property acquisitions
Unproved	$56	$55	$—	$—	$1
Proved	—	—	—	—	—
Exploration (a)	1,044	592	98	119	235
Production and development capital expenditures (b)	5,666	3,259	1,008	586	813

2012
Property acquisitions
Unproved	$267	$179	$78	$—	$10
Proved	—	—	—	—	—
Exploration (a)	1,089	405	89	260	335
Production and development capital expenditures (b)	7,505	4,236	1,792	506	971

2011
Property acquisitions
Unproved	$1,224	$992	$—	$—	$232
Proved	122	6	116	—	—
Exploration (a)	1,325	525	98	292	410
Production and development capital expenditures (b)	5,645	2,951	1,734	189	771

(a)	Includes $560 million, $319 million and $432 million of exploration costs incurred for unconventional assets in 2013, 2012 and 2011, respectively.

(b)	Includes $615 million, $715 million and $972 million in 2013, 2012 and 2011, respectively, related to the accruals and revisions for asset retirement obligations.

(c)	Costs incurred in oil and gas producing activities in Norway, were as follows for the years ended December 31:

	2013	2012	2011
	(In millions)
Property Acquisitions	$—	$—	$—
Exploration	6	—	10
Production and development capital expenditures*	781	1,081	741

*	Includes accruals and revisions for asset retirement obligations.

Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31,
	2013	2012
	(In millions)

Unproved properties	$2,460	$3,558
Proved properties	4,121	4,072
Wells, equipment and related facilities	37,274	35,385

Total costs	43,855	43,015
Less: Reserve for depreciation, depletion, amortization and lease impairment	16,298	15,558

Net capitalized costs	$27,557	$27,457

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non-oil and gas producing activities, primarily gains on sales of oil and gas properties, sales of purchased crude oil and natural gas, interest expense, gains and losses resulting from foreign exchange transactions and other non-operating income. Therefore, these results are on a different basis than the net income from E&P operations reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 21, Segment Information in the notes to the Consolidated Financial Statements.

For the Years Ended December 31	Total	United States	Europe (a)	Africa	Asia and Other
	(In millions)
2013
Sales and other operating revenues	$9,995	$4,268	$1,482	$2,671	$1,574

Costs and expenses
Operating costs and expenses	2,116	795	539	448	334
Production and severance taxes	372	232	98	3	39
Exploration expenses, including dry holes and lease impairment	1,031	371	114	323	223
General and administrative expenses	377	218	79	17	63
Depreciation, depletion and amortization	2,671	1,393	484	518	276
Asset impairments	289	—	—	—	289

Total costs and expenses	6,856	3,009	1,314	1,309	1,224

Results of operations before income taxes	3,139	1,259	168	1,362	350
Provision for income taxes (b)	1,479	483	60	767	169

Results of operations	$1,660	$776	$108	$595	$181

2012
Sales and other operating revenues	$10,893	$4,104	$2,460	$2,545	$1,784

Costs and expenses
Operating costs and expenses	2,202	758	678	404	362
Production and severance taxes	550	199	335	2	14
Exploration expenses, including dry holes and lease impairment	1,070	426	71	84	489
General and administrative expenses	314	196	46	17	55
Depreciation, depletion and amortization	2,853	1,406	466	528	453
Asset impairments	582	432	119	—	31

Total costs and expenses	7,571	3,417	1,715	1,035	1,404

Results of operations before income taxes	3,322	687	745	1,510	380
Provision for income taxes (c)	1,664	269	334	905	156

Results of operations	$1,658	$418	$411	$605	$224

2011
Sales and other operating revenues	$10,047	$3,371	$3,019	$2,081	$1,576

Costs and expenses
Operating costs and expenses	1,876	531	656	376	313
Production and severance taxes	476	129	312	7	28
Exploration expenses, including dry holes and lease impairment	1,195	475	76	231	413
General and administrative expenses	313	190	56	17	50
Depreciation, depletion and amortization	2,305	800	588	502	415
Asset impairments	358	16	342	—	—

Total costs and expenses	6,523	2,141	2,030	1,133	1,219

Results of operations before income taxes	3,524	1,230	989	948	357
Provision for income taxes	1,300	473	522	230	75

Results of operations	$2,224	$757	$467	$718	$282

(a)	Results of operations for oil and gas producing activities in Norway were as follows for the years ended December 31:

	2013	2012	2011
	(In millions)
Sales and other operating revenues	$860	$518	$996

Costs and expenses
Operating costs and expenses	376	297	271
Production and severance taxes	6	5	19
Exploration expenses, including dry holes and lease impairment	6	—	10
General, administrative and other expenses	8	10	9
Depreciation, depletion and amortization	364	139	232

Total costs and expenses	760	451	541

Results of operations before income taxes	100	67	455
Provision(benefit) for income taxes	36	(82)	295

Results of operations	$64	$149	$160

(b)	Excludes a deferred tax benefit of $674 million which represents the effect of the Denmark hydrocarbon income tax law change to the Chapter 3A regime from the Chapter 3 regime in December 2013.
(c)	Asia and Other excludes an income tax charge of $86 million for a disputed application of an international tax treaty.

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

Internal Controls

The Corporation maintains internal controls over its oil and gas reserve estimation process which are administered by the Corporation’s Vice President of E&P Technology and its Chief Financial Officer. Estimates of reserves are prepared by technical staff that work directly with the oil and gas properties using standard reserve estimation guidelines, definitions and methodologies. Each year, reserve estimates for a selection of the Corporation’s assets are subject to internal technical audits and reviews. In addition, an independent third party reserve engineer reviews and audits a significant portion of the Corporation’s reported reserves (see pages 90 through 91). Reserve estimates are reviewed by senior management and the Board of directors.

Qualifications

The person primarily responsible for overseeing the preparation of the Corporation’s oil and gas reserves during 2013 was Mr. Randy Johnson, Vice President of E&P Technology. Mr. Johnson is a member of the Society of Petroleum Engineers and has over 30 years of experience in the oil and gas industry with a BS degree in Engineering and a MS degree in Petroleum Engineering. He is a licensed professional engineer in Texas. His experience includes over 20 years primarily focused on oil and gas subsurface understanding and reserves estimation in both domestic and international areas. The Corporation’s upstream technology organization, which Mr. Johnson manages, focuses on oil and gas industry subsurface and reservoir engineering technologies and evaluation techniques. Mr. Johnson is also responsible for the Corporation’s

Global Reserves group, which is the internal organization responsible for establishing the policies and processes used within the operating units to estimate reserves and perform internal technical reserve audits and reviews.

Reserves Audit

The Corporation engaged the consulting firm of DeGolyer and MacNaughton (D&M) to perform an audit of the internally prepared reserve estimates on certain fields aggregating 82% of 2013 year-end reported reserve quantities on a barrel of oil equivalent basis (76% in 2012). The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates and compliance with SEC regulations. The D&M letter report, dated February 7, 2014, on the Corporation’s estimated oil and gas reserves was prepared using standard geological and engineering methods generally recognized in the petroleum industry. D&M is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years. D&M’s letter report on the Corporation’s December 31, 2013 oil and gas reserves is included as an exhibit to this Form 10-K. While the D&M report should be read in its entirety, the report concludes that for the properties reviewed by D&M, the total net proved reserve estimates prepared by Hess and audited by D&M, in the aggregate, differed by approximately 2% of total audited net proved reserves on a barrel of oil equivalent basis. The report also includes among other information, the qualifications of the technical person primarily responsible for overseeing the reserve audit.

Following are the Corporation’s proved reserves:

	Crude Oil, Condensate & Natural Gas Liquids					Natural Gas
	United States	Europe (g)	Africa	Asia	Total	United States	Europe (g)	Asia and Africa (h)	Total
	(Millions of barrels)					(Millions of mcf)
Net Proved Developed and Undeveloped
Reserves
At January 1, 2011	304	466	270	64	1,104 (b)	280	719	1,599	2,598
Revisions of previous estimates (a)	33	59	(1)	(7)	84	36	7	69	112
Extensions, discoveries and other additions	70	7	5	—	82	85	—	—	85
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases of minerals in place	—	3	—	—	3	1	6	—	7
Sales of minerals in place	—	(7)	—	—	(7)	—	(135)	—	(135)
Production (f)	(34)	(34)	(24)	(5)	(97)	(42)	(34)	(168)	(244)

At December 31, 2011	373	494	250	52	1,169 (b)	360	563	1,500	2,423

Revisions of previous estimates (a)	32	(16)	(5)	1	12	10	4	42	56
Extensions, discoveries and other additions	108	18	17	1	144	76	1	171	248
Improved recovery	7	—	—	—	7	4	—	—	4
Purchases of minerals in place	—	—	—	—	—	—	—	—	—
Sales of minerals in place	(2)	(49)	—	—	(51)	—	(192)	—	(192)
Production (f)	(45)	(31)	(28)	(6)	(110)	(50)	(19)	(175)	(244)

At December 31, 2012	473	416	234	48	1,171 (b)	400	357	1,538	2,295

Revisions of previous estimates (a)	(55)	(24)	—	—	(79)	(12)	(66)	(5)	(83)
Extensions, discoveries and other additions	211	4	2	—	217	131	4	7	142
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases of minerals in place	—	—	—	—	—	—	—	—	—
Sales of minerals in place	(2)	(89)	(4)	(18)	(113)	(4)	(47)	(108)	(159)
Production (f)	(45)	(16)	(22)	(5)	(88)	(51)	(10)	(159)	(220)

At December 31, 2013	582	291	210	25	1,108 (b)	464 (c)	238	1,273	1,975

Net Proved Developed Reserves (d)
At January 1, 2011	180	210	215	22	627	199	424	692	1,315
At December 31, 2011	190	212	194	25	621	199	273	740	1,212
At December 31, 2012	280	181	188	27	676	232	190	798	1,220
At December 31, 2013	278	126	185	17	606	279	104	727	1,110

	Crude Oil, Condensate & Natural Gas Liquids					Natural Gas
	United States	Europe (g)	Africa	Asia	Total	United States	Europe (g)	Asia and Africa (h)	Total
	(Millions of barrels)					(Millions of mcf)
Net Proved Undeveloped Reserves (e)
At January 1, 2011	124	256	55	42	477	81	295	907	1,283
At December 31, 2011	183	282	56	27	548	161	290	760	1,211
At December 31, 2012	193	235	46	21	495	168	167	740	1,075
At December 31, 2013	304	165	25	8	502	185	134	546	865

(a)

Includes the impact of changes in selling prices on the reserve estimates for production sharing contracts with cost recovery provisions. Revisions included an increase of 0.1 million barrels to crude oil, condensate and natural gas liquids reserves in 2013. Reductions to crude oil, condensate and natural gas liquids reserves were 2 million barrels and 11 million barrels in 2012 and 2011, respectively, due to higher selling prices. Revisions also included reductions to natural gas reserves of 9 million mcf, 2 million mcf and 83 million mcf in 2013, 2012 and 2011, respectively, due to higher selling prices.

(b)

Includes 8 million barrels in 2012 and 10 million barrels in 2011 of crude oil reserves relating to a noncontrolling interest owner of a corporate joint venture. The corporate joint venture was sold in April 2013.

(c)	Excludes approximately 270 million mcf of carbon dioxide gas for sale or use in company operations.

(d)

Natural gas liquids net proved developed reserves were 61 million barrels, 76 million barrels and 56 million barrels at December 31, 2013, 2012 and 2011, respectively, and 54 million barrels at January 1, 2011. Natural gas liquids net proved developed reserves in the United States were 83%, 82% and 74% at December 31, 2013, 2012 and 2011, respectively. Natural gas liquids net proved developed reserves in Norway were 15%, 10% and 16% at December 31, 2013, 2012 and 2011, respectively.

(e)

Natural gas liquids net proved undeveloped reserves were 75 million barrels, 60 million barrels and 57 million barrels at December 31, 2013, 2012 and 2011, respectively, and 48 million barrels at January 1, 2011. Natural gas liquids net proved undeveloped reserves in the United States were 83%, 72% and 67% at December 31, 2013, 2012 and 2011, respectively. Natural gas liquids net proved undeveloped reserves in Norway were 15%, 25% and 28% at December 31, 2013, 2012 and 2011, respectively.

(f)	Natural gas production includes volumes used for fuel.

(g)	Proved reserves in Norway were as follows:

	Crude Oil, Condensate & Natural Gas Liquids			Natural Gas
	2013	2012	2011	2013	2012	2011
	(Millions of barrels)			(Millions of mcf)
At January 1	284	293	264	219	388	404
Revisions of previous estimates	(21)	—	40	(16)	1	(4)
Sales of minerals in place	—	(5)	(3)	—	(165)	—
Production	(7)	(4)	(8)	(5)	(5)	(12)

At December 31	256	284	293	198	219	388

Net Proved Developed Reserves at December 31 (d)	107	102	108	87	73	137
Net Proved Undeveloped Reserves at December 31 (e)	149	182	185	111	146	251

(h)	Natural gas reserves in Africa were 160 million mcf in 2013, 142 million mcf in 2012 and 71 million mcf in 2011.

Proved Undeveloped Reserves

The December 31, 2013 oil and gas reserve estimates disclosed above include 502 million barrels of liquid hydrocarbons and 865 million mcf of natural gas, or an aggregate of 646 million barrels of oil equivalent (boe), classified as proved undeveloped reserves. Overall volumes of proved undeveloped reserves decreased by 28 million boe compared with year-end 2012. Additions and revisions in proved undeveloped reserves from existing fields amounted to 123 million boe, primarily in the United States. These increases resulted from ongoing technical assessments, performance evaluations and additional planned development activities. In 2013, 88 million boe were converted from proved undeveloped reserves to proved developed reserves resulting from continuing development activity and new wells principally in North Dakota and the Gulf of Mexico in the U.S., Norway, Libya, Malaysia and Equatorial Guinea. The Corporation estimates that capital expenditures of $1,765 million were incurred to convert proved undeveloped reserves to proved developed reserves during 2013. Dispositions of assets in 2013 further reduced proved undeveloped reserves by 63 million boe.

The Corporation is involved in multiple long-term projects that have staged developments. Certain of these projects have proved reserves, which have been classified as undeveloped for a period in excess of five years, totaling 90 million boe or 6% of total 2013 proved reserves. Most of the proved undeveloped reserves in excess of five years relate to two offshore producing assets. As discussed below, a natural gas project at the JDA is being developed in phases to meet long-term natural gas sales contracts and an oil and gas project at the Valhall Field in Norway is also being developed in phases. A summary of the development status of each of the projects follows:

•

JDA — This natural gas project in the Gulf of Thailand currently has a central processing platform and nine wellhead platforms. In 2013, the operator continued development drilling, successfully installed two new wellhead platforms, sanctioned a further wellhead platform and continued a major booster compression project. In 2014, the operator intends to progress the compression project, continue development drilling and commence production at the platforms installed in 2013.

•

Valhall — The multi-year Valhall redevelopment project was completed in early 2013. The project included the installation of a new production, utilities and accommodation platform, and expansion of gross production capacity to 120,000 barrels of liquids per day and 143,000 mcf of natural gas per day. The operator plans a multi-year development drilling program.

Production Sharing Contracts

The Corporation’s proved reserves include crude oil and natural gas reserves relating to long-term agreements with governments or authorities in which the Corporation has the legal right to produce or has a revenue interest in the production. Proved reserves from these production sharing contracts for each of the three years ended December 31, 2013 are presented separately below, as well as volumes produced and received during 2013, 2012 and 2011 from these production sharing contracts.

	Crude Oil, Condensate & Natural Gas Liquids					Natural Gas
	United States	Europe	Africa	Asia	Total	United States	Europe	Asia and Africa	Total
	(Millions of barrels)					(Millions of mcf)
Production Sharing Contracts
Proved Reserves*
At December 31, 2011	—	—	89	46	135	—	—	1,230	1,230
At December 31, 2012	—	—	76	40	116	—	—	1,183	1,183
At December 31, 2013	—	—	57	18	75	—	—	914	914
Production
2011	—	—	23	4	27	—	—	136	136
2012	—	—	20	6	26	—	—	137	137
2013	—	—	18	3	21	—	—	122	122

*	Includes natural gas liquids of 3 million barrels in 2013, 5 million barrels in 2012 and 5 million barrels in 2011.

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

At December 31	Total	United States	Europe*	Africa	Asia
	(In millions)
2013
Future revenues	$115,826	$49,370	$33,705	$23,404	$9,347

Less:
Future production costs	32,112	14,877	12,506	3,034	1,695
Future development costs	19,985	8,826	8,080	1,466	1,613
Future income tax expenses	31,521	7,281	7,182	15,491	1,567

	83,618	30,984	27,768	19,991	4,875

Future net cash flows	32,208	18,386	5,937	3,413	4,472
Less: Discount at 10% annual rate	11,778	7,708	2,070	704	1,296

Standardized measure of discounted future net cash flows	$20,430	$10,678	$3,867	$2,709	$3,176

2012
Future revenues	$126,603	$39,900	$44,387	$27,162	$15,154

Less:
Future production costs	32,529	12,603	13,277	3,547	3,102
Future development costs	17,363	6,465	6,648	1,623	2,627
Future income tax expenses	44,201	7,686	16,273	17,510	2,732

	94,093	26,754	36,198	22,680	8,461

Future net cash flows	32,510	13,146	8,189	4,482	6,693
Less: Discount at 10% annual rate	11,951	5,906	2,683	1,109	2,253

Standardized measure of discounted future net cash flows	$20,559	$7,240	$5,506	$3,373	$4,440

2011
Future revenues	$126,874	$33,225	$50,876	$27,299	$15,474

Less:
Future production costs	31,517	9,220	16,020	3,455	2,822
Future development costs	17,858	5,854	7,751	1,761	2,492
Future income tax expenses	43,008	7,022	16,368	16,933	2,685

	92,383	22,096	40,139	22,149	7,999

Future net cash flows	34,491	11,129	10,737	5,150	7,475
Less: Discount at 10% annual rate	14,753	6,190	4,599	1,488	2,476

Standardized measure of discounted future net cash flows	$19,738	$4,939	$6,138	$3,662	$4,999

*	At December 31, the standardized measure of discounted future net cash flows relating to proved reserves in Norway were as follows:

	2013	2012	2011
	(In millions)
Future revenues	$29,668	$33,974	$34,495

Less:
Future production costs	11,538	9,734	10,596
Future development costs	7,226	4,507	4,270
Future income tax expenses	6,661	14,976	13,247

	25,425	29,217	28,113

Future net cash flows	4,243	4,757	6,382
Less: Discount at 10% annual rate	1,419	1,587	2,755

Standardized measure of discounted future net cash flows	$2,824	$3,170	$3,627

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2013	2012	2011
	(In millions)
Standardized measure of discounted future net cash flows at January 1	$20,559	$19,738	$15,702

Changes during the year
Sales and transfers of oil and gas produced during the year, net of production costs	(7,507)	(8,141)	(7,695)
Development costs incurred during year	5,051	6,790	4,673
Net changes in prices and production costs applicable to future production	(2,847)	1,678	9,233
Net change in estimated future development costs	(2,798)	(2,181)	(1,963)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	3,836	3,612	1,040
Revisions of previous oil and gas reserve estimates	(1,189)	1,890	2,587
Net purchases (sales) of minerals in place, before income taxes	(3,905)	(1,856)	(398)
Accretion of discount	4,038	4,032	3,096
Net change in income taxes	8,834	(1,906)	(5,234)
Revision in rate or timing of future production and other changes	(3,642)	(3,097)	(1,303)

Total	(129)	821	4,036

Standardized measure of discounted future net cash flows at December 31	$20,430	$20,559	$19,738

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

Following are quarterly results of operations:

	2013
	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
	(In millions, except per share amounts)
Sales and other operating revenues	$6,104		$5,657	$5,340		$5,183

Gross profit from continuing operations (a)	$1,423		$1,410	$1,098		$571

Income from continuing operations	$1,143		$1,604	$368		$853
Income from discontinued operations	130		12	50		1,062

Net income	1,273		1,616	418		1,915
Less: Net income (loss) attributable to noncontrolling interests	(3)		185	(2)		(10)

Net income attributable to Hess Corporation	$1,276	(b)	$1,431 (c)	$420	(d)	$1,925	(e)

Net income attributable to Hess Corporation per share:
Basic:
Continuing operations	$3.38		$4.17	$1.09		$2.62
Discontinued operations	0.38		0.04	0.15		3.22

Net income per share	$3.76		$4.21	$1.24		$5.84

Diluted:
Continuing operations	$3.34		$4.12	$1.08		$2.58
Discontinued operations	0.38		0.04	0.15		3.18

Net income per share	$3.72		$4.16	$1.23		$5.76

	2012
	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
	(In millions, except per share amounts)
Sales and other operating revenues	$5,597		$6,085	$5,981		$5,718

Gross profit from continuing operations (a)	$1,280		$1,530	$1,096		$917

Income from continuing operations	$528		$548	$535		$256
Income (loss) from discontinued operations	32		(13)	57		120

Net income	560		535	592		376
Less: Net income (loss) attributable to noncontrolling interests	15		(14)	35		2

Net income attributable to Hess Corporation	$545	(f)	$549 (g)	$557	(h)	$374	(i)

Net income (loss) attributable to Hess Corporation per share:
Basic:
Continuing operations	$1.52		$1.66	$1.48		$0.75
Discontinued operations	0.09		(0.04)	0.17		0.35

Net income per share	$1.61		$1.62	$1.65		$1.10

Diluted:
Continuing operations	$1.51		$1.65	$1.47		$0.75
Discontinued operations	0.09		(0.04)	0.17		0.35

Net income per share	$1.60		$1.61	$1.64		$1.10

(a)

Gross profit represents Sales and other operating revenues, less Cost of products sold, Operating costs and expenses, Production and severance taxes, Marketing expenses, Depreciation, depletion and amortization and Asset impairments.

(b)

Includes after-tax gains of $820 million related to asset sales and the liquidation of LIFO inventories, partially offset by after-tax charges of $213 million for an asset impairment, employee severance costs, refinery shutdown costs and an income tax charge related to a planned divestiture.

(c)	Includes a non-taxable gain of $951 million related to an asset sale, partially offset by after-tax charges totaling $40 million for employee severance, refinery shutdown costs and other exit costs.

(d)

Includes an after-tax gain of $143 million resulting from the liquidation of LIFO inventories, largely offset by after-tax charges totaling $128 million related to a non-cash mark-to-market adjustment, employee severance costs, refinery shutdown costs, and other charges.

(e)

Includes after-tax gains of $1,472 million related to asset sales and the liquidation of LIFO inventories, as well as a deferred tax benefit of $674 million which represents the effect of Denmark’s enacted changes to the hydrocarbon income tax law, partially offset by after-tax charges of $540 million related to asset impairments, dry hole expenses, severance and other exit costs, income tax charges, refinery shutdown costs, and other charges.

(f)	Includes an after-tax gain of $36 million related to an asset sale.

(g)	Includes an after-tax charge of $36 million related to an asset impairment.

(h)

Includes an after-tax gain of $349 million related to an asset sale, partially offset by after-tax charges of $116 million for asset impairments and $56 million to write-off the Corporation’s exploration assets in Peru and an income tax charge of $115 million to reflect a change in the United Kingdom supplementary income tax rate applicable to deductions for dismantlement expenditures.

(i)

Includes an after-tax charge of $192 million for an asset impairment, an income tax charge of $86 million and after-tax charge of $33 million for asset impairments and other charges, partially offset by an after-tax gain of $172 million related to an asset sale and after-tax income of $104 million from the partial liquidation of LIFO inventories.

The results of operations for the periods reported herein should not be considered as indicative of future operating results.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2013.

There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management’s report on internal control over financial reporting and the attestation report on the Corporation’s internal controls over financial reporting are included in Item 8 of this annual report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the 2014 annual meeting of stockholders.

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

Information relating to the audit committee is incorporated herein by reference to “Election of Directors” from the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders.

Executive Officers of the Registrant

The following table presents information as of February 1, 2014 regarding executive officers of the Registrant:

Name	Age	Office Held*	Year Individual Became an Executive Officer
John B. Hess	59	Chief Executive Officer and Director	1983
Gregory P. Hill	52	Executive Vice President and President of Worldwide Exploration and Production	2009
Timothy B. Goodell	56	Senior Vice President and General Counsel	2009
John P. Rielly	51	Senior Vice President and Chief Financial Officer	2002
Mykel J. Ziolo	61	Senior Vice President	2009
Eric S. Fishman	44	Vice President and Treasurer	2013

*

All officers referred to herein hold office in accordance with the By-laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified. Each of said officers was elected to the office opposite his name on May 16, 2013, except for Mr. Fishman who was elected to the office September 1, 2013.

Each of the above officers has been employed by the Registrant or its subsidiaries in various managerial and executive capacities for more than five years.

Item 11.	Executive Compensation

Information relating to executive compensation is incorporated herein by reference to “Election of Directors — Executive Compensation and Other Information,” from the Registrant’s definitive proxy statement for the 2014 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors — Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors — Ownership of Equity Securities by Management” from the Registrant’s definitive proxy statement for the 2014 annual meeting of stockholders.

See Equity Compensation Plans in Item 5 for information pertaining to securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the 2014 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

Information relating to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” from the Registrant’s definitive proxy statement for the 2014 annual meeting of stockholders.

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

3(2)

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 22, 2013, incorporated by reference to Exhibit 3(1) of Form 8-K of the Registrant filed on May 22, 2013.

3(3)	By-laws of Registrant incorporated by reference to Exhibit 3(1) of Form 8-K of Registrant filed on August 13, 2013.

4(1)

Five-Year Credit Agreement dated as of April 14, 2011, among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A. as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10(1) of Form 8-K of Registrant filed on April 18, 2011.

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

10(1)*	Incentive Cash Bonus Plan description incorporated by reference to Item 5.02 of Form 8-K of Registrant filed on March 8, 2013.

10(2)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10-K of Registrant for fiscal year ended December 31, 2004.

10(3)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(4)*

Performance Incentive Plan for Senior Officers, as amended, as approved by stockholders on May 4, 2011, incorporated by reference to Annex A to the definitive proxy statement of the Registrant filed on March 25, 2011.

10(5)*	Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.
10(6)*	Amendment dated December 31, 2006 to Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(10) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(7)*

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

10(9)*	2008 Long-term Incentive Plan, incorporated by reference to Annex B to Registrant’s definitive proxy statement filed on March 27, 2008.
10(10)*

First Amendment dated March 3, 2010 and approved May 5, 2010 to Registrant’s 2008 Long-term Incentive Plan, incorporated by reference to Annex B of Registrant’s definitive proxy statement filed on March 25, 2010.

10(11)*	Forms of Awards under Registrant’s 2008 Long-term Incentive Plan incorporated by reference to Exhibit 10(14) of Registrant’s Form 10-K for the fiscal year ended December 31, 2009.
10(12)*	Form of Performance Award Agreement under Registrant’s 2008 Long-term Incentive Plan incorporated by reference to Exhibit 10(2) of Form 8-K of Registrant filed on March 13, 2012.
10(13)*	Modified Form of Restricted Stock Award Agreement under Registrant’s 2008 Long-term Incentive Plan incorporated by reference to Exhibit 10(3) of Form 8-K of Registrant filed on March 13, 2012.
10(14)*

Second Amendment dated March 23, 2012 and approved May 2, 2012 to Registrant’s 2008 Long-term Incentive Plan, incorporated by reference to Annex A of Registrant’s definitive proxy statement filed on March 23, 2012.

10(15)*	Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K of Registrant filed on January 4, 2007.
10(16)*

Amended and Restated Change of Control Termination Benefits Agreement dated as of May 29, 2009 between Registrant and F. Borden Walker, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended June 30, 2009. A substantially identical agreement (differing only in the signatories thereto) was entered into between Registrant and John B. Hess.

10(17)*

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

10(19)*	Agreement between Registrant and Gregory P. Hill relating to his compensation and other terms of employment, incorporated by reference to Item 5.02 of Form 8-K of Registrant filed January 7, 2009.
10(20)*

Agreement between Registrant and Timothy B. Goodell relating to his compensation and other terms of employment incorporated by reference to Exhibit 10(20) of Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

10(21)*	Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(22)

Agreement by and among Hess Corporation, Elliott Associates, L.P. and Elliott International, L.P. dated as of May 16, 2013, incorporated by reference to Exhibit 99(1) of Form 8-K of the Registrant filed on May 22, 2013.

21	Subsidiaries of Registrant.

23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 28, 2014.

23(2)	Consent of DeGolyer and MacNaughton dated February 28, 2014.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

99(1)

Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated February 7, 2014, on proved reserves audit as of December 31, 2013 of certain properties attributable to Registrant.

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Labels Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

101(DEF)	XBRL Definition Linkbase Document

*	These exhibits relate to executive compensation plans and arrangements.

(b)    Reports on Form 8-K

During the three months ended December 31, 2013, Registrant filed or furnished the following report on Form 8-K:

1.	Filing dated October 30, 2013 reporting under Items 2.02 and 9.01, and a news release dated October 30, 2013 reporting results for the third quarter of 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2014.

HESS CORPORATION (Registrant)

By	/s/ JOHN P. RIELLY
(John P. Rielly) Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN B. HESS John B. Hess	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2014

/s/ DR. MARK R. WILLIAMS Dr. Mark R. Williams	Director and Chairman of the Board	February 28, 2014

/s/ RODNEY F. CHASE Rodney F. Chase	Director	February 28, 2014

/s/ HARVEY GOLUB Harvey Golub	Director	February 28, 2014

/s/ EDITH E. HOLIDAY Edith E. Holiday	Director	February 28, 2014

/s/ JOHN KRENICKI, JR. John Krenicki, Jr.	Director	February 28, 2014

/s/ DR. RISA LAVIZZO-MOUREY Dr. Risa Lavizzo-Mourey	Director	February 28, 2014

/s/ DAVID MCMANUS David McManus	Director	February 28, 2014

/s/ DR. KEVIN O. MEYERS Dr. Kevin O. Meyers	Director	February 28, 2014

/s/ JOHN H. MULLIN, III John H. Mullin, III	Director	February 28, 2014

/s/ JAMES H. QUIGLEY James H. Quigley	Director	February 28, 2014

/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds	Director	February 28, 2014

/s/ JOHN P. RIELLY John P. Rielly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ WILLIAM G. SCHRADER William G. Schrader	Director	February 28, 2014

/s/ ROBERT N. WILSON Robert N. Wilson	Director	February 28, 2014

Schedule II

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2013, 2012 and 2011

		Additions
Description	Balance January 1	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance December 31
	(In millions)
2013
Losses on receivables	$34	$10	$—	$17	$27

Deferred income tax valuation	$1,282	$383	$(17)	$129	$1,519

2012
Losses on receivables	$55	$—	$—	$21	$34

Deferred income tax valuation	$1,071	$248	$—	$37	$1,282

2011
Losses on receivables	$58	$4	$1	$8	$55

Deferred income tax valuation	$444	$648	$—	$21	$1,071

Report of Independent Auditors

The Members

HOVENSA L.L.C.

We have audited the accompanying statements of operations, comprehensive loss and (accumulated deficit) retained earnings, and cash flows of HOVENSA L.L.C. (“the Company”) for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
February 27, 2012
New York, New York

HOVENSA L.L.C.

BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$158,089	$336,570
Accounts receivable:
Members and affiliates	102	268
Trade (less allowance in 2013 of $0 and 2012 of $6,859)	802	8,783
Other	28	851
Inventories	47,583	68,230
Deposits and prepaid expenses	721	1,485

Total current assets	207,325	416,187

OTHER ASSETS	38,323	119

TOTAL ASSETS	$245,648	$416,306

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,910	$19,117
Accrued liabilities	102,737	190,158
Interest and taxes payable	150,961	64,843
Payable to members for financial support	1,622,000	1,622,000

Total current liabilities	1,888,608	1,896,118
OTHER LIABILITIES	85,219	102,222

Total liabilities	1,973,827	1,998,340

MEMBERS’ EQUITY
Members’ initial investment	1,343,429	1,343,429
Accumulated deficit	(3,054,573)	(2,885,218)
Accumulated other comprehensive loss	(17,035)	(40,245)

Total members’ equity	(1,728,179)	(1,582,034)

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$245,648	$416,306

See accompanying notes to financial statements.

HOVENSA L.L.C.

STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND (ACCUMULATED DEFICIT) RETAINED EARNINGS

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
	(Unaudited)	(Unaudited)	(Audited)

SALES	$129,306	$1,633,357	$13,126,326
OPERATING EXPENSES
Product costs	111,172	1,073,019	12,803,408
Operating expenses	117,502	324,794	554,516
Depreciation and amortization	—	—	128,403
Asset impairments and shutdown related charges	—	152,759	2,072,600

Total operating expenses	228,674	1,550,572	15,558,927

OPERATING INCOME (LOSS)	(99,368)	82,785	(2,432,601)

OTHER NON-OPERATING INCOME (EXPENSE)
Interest expense, net	(84,744)	(82,419)	(38,689)
Other income (expense), net	14,757	12,648	(15,962)

NET INCOME (LOSS)	$(169,355)	$13,014	$(2,487,252)

COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(169,355)	$13,014	$(2,487,252)
Other comprehensive income (loss):
Change in retirement plan liabilities	23,210	(2,589)	9,898

COMPREHENSIVE INCOME (LOSS)	$(146,145)	$10,425	$(2,477,354)

(ACCUMULATED DEFICIT) RETAINED EARNINGS
Opening balance	$(2,885,218)	$(2,898,232)	$(410,980)
Net income (loss)	(169,355)	13,014	(2,487,252)

CLOSING BALANCE	$(3,054,573)	$(2,885,218)	$(2,898,232)

See accompanying notes to financial statements.

HOVENSA L.L.C.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
	(Unaudited)	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(169,355)	$13,014	$(2,487,252)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	128,403
Asset impairments and shutdown related charges	—	152,759	2,072,600
Decrease in accounts receivable	8,970	177,445	181,227
Decrease in inventories	20,647	80,724	65,698
Decrease (increase) in deposits and prepaid expenses	764	12,353	(510)
(Increase) decrease in other assets	(38,204)	10,255	16,419
Decrease in accounts payable and accrued liabilities	(93,628)	(812,828)	(218,068)
Increase (decrease) in interest and taxes payable	86,118	63,384	(509)
Increase (decrease) in other liabilities	6,207	(26,489)	(25,473)

Net cash used in operating activities	(178,481)	(329,383)	(267,465)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(39,373)

Net cash used in investing activities	—	—	(39,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in debt service fund	—	11,361	(11)
Decrease in long-term debt, net	—	(355,683)	(350,000)
Increase in payable to members for financial support	—	968,000	654,000

Net cash provided by financing activities	—	623,678	303,989

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(178,481)	294,295	(2,849)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	336,570	42,275	45,124

CASH AND CASH EQUIVALENTS AT END OF YEAR	$158,089	$336,570	$42,275

See accompanying notes to financial statements.

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

1.	Basis of Financial Statements and Significant Accounting Policies

Nature of Business

Background:    HOVENSA L.L.C. (the “Company” or “HOVENSA”) was formed as a 50/50 joint venture between subsidiaries of Petroleos de Venezuela, SA. (“PDVSA”) and Hess Corporation (“Hess”), to own and operate the Company’s refinery located in St. Croix, United States (U.S.) Virgin Islands. The Company’s members are PDVSA V.I., Inc., a subsidiary of PDVSA, and Hess Oil Virgin Islands Corp. (“HOVIC”), a subsidiary of Hess. Through January 2012, the Company purchased crude oil from PDVSA, Hess and third parties, and manufactured and sold petroleum products primarily to PDVSA and Hess. Since January 2012, the Company has operated the facility as an oil storage terminal.

HOVENSA operates under a Concession Agreement with the Government of the U.S. Virgin Islands. The original Concession Agreement was entered into on September 1, 1965. On November 5, 2013, HOVENSA entered into the Fourth Amendment to the Concession Agreement that provides for a process to sell the oil refinery and related facilities, which has commenced. The Company has opened a data room and has retained an investment advisor. The Concession Agreement can be extended with Virgin Islands government approval, which has occurred on four previous occasions.

Shutdown of Refinery:    In December 2011, the Company’s members agreed to shut down refining operations effective January 18, 2012. As a result of this decision, the Company recorded noncash charges totaling $2,072,600 in December 2011 to fully impair its property, plant and equipment and recognize certain other expenses related to the shutdown decision. Following the refinery shutdown, the Company redeemed its outstanding debt, liquidated a majority of its inventory and settled a portion of its liabilities. In 2012, additional shutdown related charges totaling $152,759 were recorded, primarily for the estimated legal obligations for hydrocarbon removal and tank cleaning costs.

Basis of Presentation

The accompanying financial statements of HOVENSA have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”). As further explained in Notes 2 and 3 below, the Company fully impaired its property, plant and equipment and recorded certain refinery shutdown costs at December 31, 2011. Refinery shutdown activities occurred in 2012 and 2013. The Company received financial support from the members in 2012 to fund a portion of the expenditures for the refinery shutdown and conversion to an oil storage terminal.

The members’ primary objective is to sell the refinery and related facilities. The Company believes that it has cash reserves that are only sufficient to fund its operations through the first three quarters of 2014 and the members currently do not anticipate providing any additional funding to the Company. If an agreement to sell the refinery cannot be reached, the Company will likely not be able to continue operating the facility as an oil storage terminal.

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

In addition, the Company provides storage and other related services for third-party customers. Tank storage and related revenue is recognized in the period the service is provided. Product stored remains the property of these third-party customers.

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less when acquired.

Inventories

Inventories of crude oil and refined products used in refining operations were valued at the lower of last-in, first-out (“LIFO”) cost or market. Other inventories, including refined products purchased for resale or used in operations, as well as materials and supplies are valued at the lower of average cost or market.

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

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

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

2.	Asset Impairment and Refinery Shutdown Related Charges

On January 18, 2012, HOVENSA announced the decision to shut down its refinery operations after experiencing substantial operating losses due to global economic conditions and competitive disadvantages versus other refiners. Such losses were incurred despite efforts to improve operating performance by reducing refining capacity to 350,000 barrels per day from 500,000 barrels per day in the first half of 2011. Operating losses were also projected to continue. The Company prepared an impairment analysis as of December 31, 2011, which indicated that undiscounted future cash flows would not recover the carrying value of its assets. As a result, the Company recorded an impairment charge of $1,900,349 representing the difference between the carrying value and the estimated fair market value of property, plant and equipment at December 31, 2011. Estimated fair value was determined based on discounted future cash flows (a Level 3 fair value measure). In addition, the Company recorded other charges totaling $172,251 for obligations incurred in 2011 related to the decision to shut down the refinery, including recognition of legally required employee and contractor severance costs of $66,200 and reductions in carrying value of warehouse inventory and other assets totaling $106,051.

During 2012, the Company recorded a charge $175,000 for estimated obligations incurred due to hydrocarbon removal and tank cleaning costs, that became legal obligations upon shutdown of the refinery. In addition, the Company recorded a charge of $23,408 in 2012 to write down warehouse inventory and other assets and reduced its allowance for doubtful accounts by $45,649 upon collection of a previously written-off receivable.

3.	Future Refinery Shutdown Expenditures

The Company is expected to incur additional refinery shutdown costs in excess of amounts that can be accrued under US GAAP, including costs related to the preservation of refinery process equipment, enhanced employee and contractor severance and benefits, estimated losses on long-term contracts and other costs. Of the amounts that were accrued, the following is the movement in the shutdown reserve:

	2013	2012	2011
	(Unaudited)	(Unaudited)	(Audited)
Shutdown reserve
Opening balance	$187,528	$66,200	$—
Provisions	—	175,000	66,200
Payments	(87,046)	(53,672)	—

Ending balance	$100,482	$187,528	$66,200

The shutdown reserve is reflected in accrued liabilities on the balance sheet.

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

4.	Related Party Transactions

During 2012 and 2011, HOVENSA received financial support from its members primarily by delaying the normal timing of payments to PDVSA for crude oil purchases, as well as accelerating payments from Hess for refined product sales. At December 31, 2012 and 2011, interest bearing financial support provided by both members in the aggregate of $1,622,000 and $654,000, respectively, is recorded as a current liability in the balance sheet. The Company incurred interest expense of $85,155 in 2013, and $80,148 in 2012, and $14,278 in 2011 on payables to its members for their financial support.

The Company had long-term crude oil supply agreements with Petroleum Marketing International (“Petromar”) a subsidiary of PDVSA, under which Petromar agreed to sell to HOVENSA a monthly average of 155,000 barrels per day of Mesa crude oil and 115,000 barrels per day of Merey crude oil. The Company also had a product sales agreement with Hess and Petromar that requires Hess and Petromar each to purchase after any sales of refined products by HOVENSA to third parties, 50% of HOVENSA’s gasoline, distillate, residual fuel and other products at market prices. Purchases and sales under these agreements ceased on April 1, 2012 following the shutdown of refining operations.

A summary of all material transactions between the Company, its members and affiliates follows:

	2013	2012	2011
	(Unaudited)	(Unaudited)	(Audited)
Sales of petroleum products:
Hess	$—	$144,797	$3,805,821
PDVSA	—	147,232	3,937,571
Purchases of crude oil and products:
Hess	90,235	191,425	709,570
PDVSA	—	524,517	6,412,491
Administrative service agreement fee paid to Hess	2,756	4,286	4,018
Bareboat charter of tugs and barges paid to HOVIC	2,873	2,880	2,873
Marine revenues received from PDVSA and Hess	—	—	567

5.	Inventories

Inventories as of December 31 were as follows:

	2013	2012
	(Unaudited)	(Unaudited)
Crude oil	$52,878	$52,878
Refined and other finished products	63,308	92,154
Less: LIFO adjustment	(82,195)	(103,318)

	33,991	41,714
Materials and supplies	13,592	26,516

Total	$47,583	$68,230

During 2013 and 2012, the Company liquidated LIFO inventories that are carried at below market costs, which improved operating results by approximately $10,000 and $745,000, respectively. During 2014, the Company intends to liquidate its remaining crude oil, refined and other finished products inventories.

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

6.	Tax Exempt Revenue Bonds and Other Long-Term Debt

During 2012, the Company redeemed $355,683 of tax-exempt revenue bonds. The terms of the tender offer included a purchase price at par value, plus accrued but unpaid interest up to the purchase date, subject to the terms of the offering document. In conjunction with the redemption of the tax-exempt revenue bonds, the Company’s debt service fund was liquidated.

7.	Environmental Matters

In 2011, the Company signed a Consent Decree with the U.S. Environmental Protection Agency (EPA) and the United States Virgin Islands, which among other things requires the Company to install equipment and implement additional operating procedures to reduce emissions over the next 10 years. The cost of installing this equipment would have been approximately $700,000. Since the refining facilities were shut down in 2012 and the Company reached an agreement in 2013 with the United States Virgin Islands to engage in a sale process, the Company believes it will not be required to make the material capital expenditures outlined in the Consent Decree. Under the terms of the Consent Decree, the Company paid a penalty of $5,375 in 2011.

In the normal course of its business, the Company records liabilities for future environmental remediation expenditures when such environmental obligations are probable and reasonably estimable.

The Company is required to provide financial assurance to the EPA in connection with various forms of environmental compliance. The required financial assurance totaled approximately $47,000 at December 31, 2013 and $41,000 at December 31, 2012. This requirement was met in 2013 by establishing a trust for $38,000, which is reflected in other assets on the balance sheet, and posting a letter of credit for $9,000. In 2012, the Company met the requirement by posting a letter of credit.

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

The Company has a funded non-contributory, defined benefit pension plan for substantially all of its employees. The plan provides defined benefits based on years of service and final average salary. At December 31, 2013 and 2012, the actuarial assumptions for the determination of the projected benefit obligation reflect the transition of the refinery to an oil storage terminal. The non-contributory defined benefit pension plan will remain in place and meet future obligations in accordance with terms of the plan, but terminated employees will no longer earn service toward future benefits.

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

The following table reconciles the projected benefit obligation and fair value of plan assets and shows the funded status of the pension plan:

	2013	2012
	(Unaudited)	(Unaudited)
Reconciliation of projected benefit obligation:
Benefit obligation at January 1	$143,158	$128,567
Service costs	1,977	5,707
Interest costs	5,639	5,413
Actuarial (gain) loss	(20,313)	6,560
Benefit payments	(4,427)	(3,089)

Projected benefit obligation at December 31	126,034	143,158

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	104,242	84,751
Actual return on plan assets	5,785	9,480
Employer contributions	10,000	13,100
Benefit payments	(4,427)	(3,089)

Fair value of plan assets at December 31	115,600	104,242

Funded status (plan assets less than benefit obligation)	(10,434)	(38,916)
Unrecognized net actuarial losses	13,399	37,941

Net amount recognized	$2,965	$(975)

The accumulated benefit obligation was $120,287 at December 31, 2013 and $137,831 at December 31, 2012.

Components of funded pension expense consisted of the following:

	2013	2012	2011
	(Unaudited)	(Unaudited)	(Audited)
Service cost	$1,977	$5,707	$9,243
Interest cost	5,639	5,413	6,373
Expected return on plan assets	(3,721)	(6,221)	(5,427)
Amortization of unrecognized net actuarial losses	2,166	1,727	1,896

Net periodic benefit cost	$6,061	$6,626	$12,085

The actuarial assumptions used in the Company’s pension plan were as follows:

	2013	2012	2011
	(Unaudited	(Unaudited)	(Audited)
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.9%	4.0%	4.4%
Rate of compensation increase	4.1%	4.2%	4.2%

Assumptions used to determine net costs for years ended December 31:
Discount rate	4.0%	4.4%	5.6%
Expected return on plan assets	3.5%	7.0%	7.0%
Rate of compensation increase	4.1%	4.2%	4.2%

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

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

The Company’s pension plan assets by category are as follows:

	2013	2012
	(Unaudited)	(Unaudited)
Asset category
Equity securities	28%	27%
Debt securities	72	73

Total	100%	100%

Target investment allocations are 73% debt securities and 27% equity securities. Asset allocations are rebalanced on a regular basis throughout the year to bring assets to within a 2-3% range of target levels. Target allocations take into account analyses performed by the Company’s pension consultant to optimize long-term risk/return relationships. All assets are highly liquid and may be readily adjusted to provide liquidity for current benefit payment requirements.

For purposes of valuing pension investments, a hierarchy for the inputs is used to measure fair value based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3).

The following tables provide the fair value hierarchy of the financial assets of the qualified pension plan as of December 31, 2013 and 2012:

	Level 1	Level 2	Level 3
December 31, 2013 (Unaudited)
Cash and short-term investment funds	$—	$1,396	$—
U.S. equities (domestic)	26,674	—	—
International equities (non-U.S.)	5,813	—	—
Fixed income	81,720	—	—

Total	$114,207	$1,396	$—

December 31, 2012 (Unaudited)
Cash and short-term investment funds	$—	$144	$—
U.S. equities (domestic)	22,934	—	—
International equities (non-U.S.)	5,537	—	—
Fixed income	75,627	—	—

Total	$104,098	$144	$—

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

HOVENSA L.L.C.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

HOVENSA has budgeted contributions to its funded pension plan of approximately $13,000 in 2014.

Estimated future pension benefit payments are as follows:

2014	$4,329
2015	4,492
2016	4,675
2017	4,860
2018	5,120
Years 2019 to 2023	30,233

The Company also maintains an unfunded post-retirement medical plan that provides health benefits to certain qualified retirees from ages 55 through 65. The projected benefit obligation for this plan was approximately $11,160 as of December 31, 2013 and $11,325 as of December 31, 2012. The decrease in the projected benefit obligation includes a change in actuarial assumptions to reflect the transition of the refinery to an oil storage terminal. This plan remains in place, but terminated employees will no longer earn service toward future benefits.

EXHIBIT INDEX

3(1)

Restated Certificate of Incorporation of Registrant, including amendment thereto dated May 3, 2006 incorporated by reference to Exhibit 3 of Registrant’s Form 10-Q for the three months ended June 30, 2006.

3(2)

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 22, 2013, incorporated by reference to Exhibit 3(1) of Form 8-K of the Registrant filed on May 22, 2013.

3(3)	By-laws of Registrant incorporated by reference to Exhibit 3(1) of Form 8-K of Registrant filed on August 13, 2013.
4(1)

Five-Year Credit Agreement dated as of April 14, 2011, among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A. as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10(1) of Form 8-K of Registrant filed on April 18, 2011.

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

10(1)*	Incentive Cash Bonus Plan description incorporated by reference to Item 5.02 of Form 8-K of Registrant filed on March 8, 2013.
10(2)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10-K of Registrant for fiscal year ended December 31, 2004.
10(3)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(4)*

Performance Incentive Plan for Senior Officers, as amended, as approved by stockholders on May 4, 2011, incorporated by reference to Annex A to the definitive proxy statement of the Registrant filed on March 25, 2011.

10(5)*	Hess Corporation Pension Restoration Plan dated January 19, 1990 incorporated by reference to Exhibit 10(9) of Form 10-K of Registrant for the fiscal year ended December 31, 1989.

10(6)*	Amendment dated December 31, 2006 to Hess Corporation Pension Restoration Plan incorporated by reference to Exhibit 10(10) of Form 10-K of Registrant for fiscal year ended December 31, 2006.
10(7)*

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

10(9)*	2008 Long-term Incentive Plan, incorporated by reference to Annex B to Registrant’s definitive proxy statement filed on March 27, 2008.
10(10)*

First Amendment dated March 3, 2010 and approved May 5, 2010 to Registrant’s 2008 Long-term Incentive Plan, incorporated by reference to Annex B of Registrant’s definitive proxy statement filed on March 25, 2010.

10(11)*	Forms of Awards under Registrant’s 2008 Long-term Incentive Plan incorporated by reference to Exhibit 10(14) of Registrant’s Form 10-K for the fiscal year ended December 31, 2009.
10(12)*	Form of Performance Award Agreement under Registrant’s 2008 Long-term Incentive Plan incorporated by reference to Exhibit 10(2) of Form 8-K of Registrant filed on March 13, 2012.
10(13)*	Modified Form of Restricted Stock Award Agreement under Registrant’s 2008 Long-term Incentive Plan incorporated by reference to Exhibit 10(3) of Form 8-K of Registrant filed on March 13, 2012.
10(14)*

Second Amendment dated March 23, 2012 and approved May 2, 2012 to Registrant’s 2008 Long-term Incentive Plan, incorporated by reference to Annex A of Registrant’s definitive proxy statement filed on March 23, 2012.

10(15)*	Compensation program description for non-employee directors, incorporated by reference to Item 1.01 of Form 8-K of Registrant filed on January 4, 2007.
10(16)*

Amended and Restated Change of Control Termination Benefits Agreement dated as of May 29, 2009 between Registrant and F. Borden Walker, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended June 30, 2009. A substantially identical agreement (differing only in the signatories thereto) was entered into between Registrant and John B. Hess.

10(17)*

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

10(19)*	Agreement between Registrant and Gregory P. Hill relating to his compensation and other terms of employment, incorporated by reference to Item 5.02 of Form 8-K of Registrant filed January 7, 2009.
10(20)*

Agreement between Registrant and Timothy B. Goodell relating to his compensation and other terms of employment incorporated by reference to Exhibit 10(20) of Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

10(21)*	Deferred Compensation Plan of Registrant dated December 1, 1999 incorporated by reference to Exhibit 10(16) of Form 10-K of Registrant for the fiscal year ended December 31, 1999.
10(22)

Agreement by and among Hess Corporation, Elliott Associates, L.P. and Elliott International, L.P. dated as of May 16, 2013, incorporated by reference to Exhibit 99(1) of Form 8-K of the Registrant filed on May 22, 2013.

21	Subsidiaries of Registrant.
23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 28, 2014.
23(2)	Consent of DeGolyer and MacNaughton dated February 28, 2014.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

99(1)

Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated February 7, 2014, on proved reserves audit as of December 31, 2013 of certain properties attributable to Registrant.

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Labels Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

101(DEF)	XBRL Definition Linkbase Document

*	These exhibits relate to executive compensation plans and arrangements.