Form 10-Q
period 2014-03-31
HESS CORP
filed 2014-05-08
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

At March 31, 2014, there were 314,208,324 shares of Common Stock outstanding.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2014	December 31, 2013
	(In millions, except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,288	$1,814
Accounts receivable
Trade	2,808	3,093
Other	417	432
Inventories	1,055	954
Assets held for sale	366	1,097
Other current assets	1,114	1,209

Total current assets	7,048	8,599

INVESTMENTS IN AFFILIATES	485	687

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	47,057	45,950
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,891	17,179

Property, plant and equipment — net	29,166	28,771

GOODWILL	1,984	1,869
DEFERRED INCOME TAXES	2,207	2,319
OTHER ASSETS	534	509

TOTAL ASSETS	$41,424	$42,754

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,067	$2,109
Accrued liabilities	3,001	3,265
Taxes payable	578	520
Liabilities associated with assets held for sale	193	286
Short-term debt and current maturities of long-term debt	142	378

Total current liabilities	5,981	6,558

LONG-TERM DEBT	5,434	5,420
DEFERRED INCOME TAXES	2,469	2,292
ASSET RETIREMENT OBLIGATIONS	2,198	2,249
OTHER LIABILITIES AND DEFERRED CREDITS	1,100	1,451

Total liabilities	17,182	17,970

EQUITY
Hess Corporation stockholders’ equity
Common stock, par value $1.00 Authorized — 600,000,000 shares Issued — 314,208,324 shares at March 31, 2014; 325,314,177 shares at December 31, 2013	314	325
Capital in excess of par value	3,413	3,498
Retained earnings	20,693	21,235
Accumulated other comprehensive income (loss)	(276)	(338)

Total Hess Corporation stockholders’ equity	24,144	24,720
Noncontrolling interests	98	64

Total equity	24,242	24,784

TOTAL LIABILITIES AND EQUITY	$41,424	$42,754

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In millions, except per share amounts)
REVENUES AND NON-OPERATING INCOME
Sales and other operating revenues	$5,554	$6,106
Gains on asset sales, net	10	688
Other, net	(58)	(34)

Total revenues and non-operating income	5,506	6,760

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	2,922	3,054
Operating costs and expenses	466	585
Production and severance taxes	62	130
Marketing expenses	293	225
Exploration expenses, including dry holes and lease impairment	119	219
General and administrative expenses	153	158
Interest expense	81	106
Depreciation, depletion and amortization	752	689

Total costs and expenses	4,848	5,166

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	658	1,594
Provision for income taxes	248	451

INCOME FROM CONTINUING OPERATIONS	410	1,143
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	11	130

NET INCOME	421	1,273
Less: Net income (loss) attributable to noncontrolling interests	35	(3)

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$386	$1,276

NET INCOME ATTRIBUTABLE TO HESS CORPORATION PER SHARE
BASIC:
Continuing operations	$1.17	$3.38
Discontinued operations	0.04	0.38

NET INCOME PER SHARE	$1.21	$3.76

DILUTED:
Continuing operations	$1.16	$3.34
Discontinued operations	0.04	0.38

NET INCOME PER SHARE	$1.20	$3.72

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	322.6	342.6
COMMON STOCK DIVIDENDS PER SHARE	$0.25	$0.10

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In millions)
NET INCOME	$421	$1,273

OTHER COMPREHENSIVE INCOME (LOSS):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(5)	4
Income taxes on effect of hedge (gains) losses reclassified to income	2	(2)

Net effect of hedge (gains) losses reclassified to income	(3)	2

Change in fair value of cash flow hedges	14	18
Income taxes on change in fair value of cash flow hedges	(5)	(7)

Net change in fair value of cash flow hedges	9	11

Change in derivatives designated as cash flow hedges, after taxes	6	13

Pension and other postretirement plans
Reduction of unrecognized actuarial losses	—	245
Income taxes on actuarial changes in plan liabilities	—	(89)

Reduction of unrecognized actuarial losses, net	—	156

Amortization of net actuarial losses	8	22
Income taxes on amortization of net actuarial losses	(3)	(8)

Net effect of amortization of net actuarial losses	5	14

Change in pension and other postretirement plans, after taxes	5	170

Foreign currency translation adjustment
Foreign currency translation adjustment	51	(169)
Reclassified to Gains on asset sales, net	—	25

Change in foreign currency translation adjustment	51	(144)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	62	39

COMPREHENSIVE INCOME	483	1,312
Less: Comprehensive income (loss) attributable to noncontrolling interests	35	(5)

COMPREHENSIVE INCOME ATTRIBUTABLE TO HESS CORPORATION	$448	$1,317

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$421	$1,273
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	752	689
Exploratory dry hole costs	9	30
Lease impairment	32	79
Gains on asset sales, net	(10)	(688)
Gain recognized on acquisition of controlling interest in equity investee	(39)	—
Loss from equity affiliates	93	—
Stock compensation expense	21	12
Provision (benefit) for deferred income taxes	122	122
Income from discontinued operations	(11)	(130)
Changes in operating assets and liabilities	(227)	(590)

Cash provided by (used in) operating activities — continuing operations	1,163	797
Cash provided by (used in) operating activities — discontinued operations	(5)	22

Net cash provided by (used in) operating activities	1,158	819

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,444)	(1,516)
Proceeds from asset sales	1,237	1,326
Other, net	(55)	(66)

Cash provided by (used in) investing activities — continuing operations	(262)	(256)
Cash provided by (used in) investing activities — discontinued operations	—	(5)

Net cash provided by (used in) investing activities	(262)	(261)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) of debt with maturities of 90 days or less	—	(913)
Debt with maturities of greater than 90 days
Borrowings	—	185
Repayments	(333)	(24)
Cash dividends paid	(79)	(35)
Common stock acquired and retired	(1,043)	—
Employee stock options exercised, including income tax benefits	33	31

Cash provided by (used in) financing activities — continuing operations	(1,422)	(756)
Cash provided by (used in) financing activities — discontinued operations	—	—

Net cash provided by (used in) financing activities	(1,422)	(756)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(526)	(198)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,814	642

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,288	$444

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

				Accumulated
		Capital in		Other	Total Hess
	Common	Excess of	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Par	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions)
BALANCE AT JANUARY 1, 2014	$325	$3,498	$21,235	$(338)	$24,720	$64	$24,784
Net income			386		386	35	421
Other comprehensive income (loss)				62	62	—	62

Comprehensive income (loss)					448	35	483
Activity related to restricted common stock awards, net	1	14	—	—	15	—	15
Employee stock options, including income tax benefits	1	34	—	—	35	—	35
Performance share units	—	3	—	—	3	—	3
Cash dividends declared	—	—	(79)	—	(79)	—	(79)
Common stock acquired and retired	(13)	(136)	(849)	—	(998)	—	(998)
Noncontrolling interests, net	—	—	—	—	—	(1)	(1)

BALANCE AT MARCH 31, 2014	$314	$3,413	$20,693	$(276)	$24,144	$98	$24,242

BALANCE AT JANUARY 1, 2013	$342	$3,524	$17,717	$(493)	$21,090	$113	$21,203
Net income			1,276		1,276	(3)	1,273
Other comprehensive income (loss)				41	41	(2)	39

Comprehensive income (loss)					1,317	(5)	1,312
Activity related to restricted common stock awards, net	1	8	—	—	9	—	9
Employee stock options, including income tax benefits	—	33	—	—	33	—	33
Performance share units	—	4	—	—	4	—	4
Cash dividends declared	—	—	(35)	—	(35)	—	(35)
Noncontrolling interests, net	—	—	—	—	—	(1)	(1)

BALANCE AT MARCH 31, 2013	$343	$3,569	$18,958	$(452)	$22,418	$107	$22,525

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation or Hess) consolidated financial position at March 31, 2014 and December 31, 2013 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2014 and 2013. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

In the first quarter of 2013, the Corporation announced several initiatives to continue its transformation into a more focused pure play Exploration and Production (E&P) company. The transformation plan included fully exiting the Corporation’s Marketing and Refining (M&R) businesses, the sale of mature E&P assets, and the pursuit of monetizing Bakken midstream assets by 2015. See also Note 2, Discontinued Operations, Note 4, Dispositions and Note 16, Subsequent Events in the Notes to the Consolidated Financial Statements for a description of the divestitures included in this report.

The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain information in the financial statements and notes has been reclassified to conform to the current period presentation.

2. Discontinued Operations

As a result of the Corporation’s divestiture of its energy marketing business and terminals network and its cessation of refining at the Port Reading facility, the results of operations for these businesses have been reported as discontinued operations in the Statement of Consolidated Income. These businesses were previously included in the M&R segment.

Sales and other operating revenues and Income from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Sales and other operating revenues	$—	$4,773

Income from discontinued operations before income taxes	$18	$203

Current tax provision (benefit)	—	—
Deferred tax provision (benefit)	7	73

Provision for income taxes	7	73

Income from discontinued operations, net of income taxes	$11	$130

The Corporation’s retail marketing business and energy trading joint venture have been classified as continuing operations for both periods presented while the Corporation is pursuing different methods of disposal and experiencing lengthy marketing processes. The retail marketing business and energy trading joint venture will be classified as discontinued operations when these businesses are divested.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Exit and Disposal Costs

The following table provides the components of and changes in the Corporation’s restructuring accruals:

	Exploration and Production	Retail Marketing and Other	Corporate	Discontinued Operations	Total
	(In millions)
Employee Severance
Balance at January 1, 2014	$32	$40	$26	$73	$171
Provision	6	17	7	3	33
Payments	(10)	—	(5)	(39)	(54)

Balance at March 31, 2014	28	57	28	37	150

Facility and Other Exit Costs
Balance at January 1, 2014	53	4	17	44	118
Provision	—	13	2	5	20
Payments	(4)	(15)	(1)	(10)	(30)

Balance at March 31, 2014	49	2	18	39	108

Total restructuring accruals at March 31, 2014	$77	$59	$46	$76	$258

The following table provides the classification of costs associated with the Corporation’s restructuring program:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Employee Severance
Operating costs and expenses	$—	$34
Marketing expenses	17	—
Exploration expenses, including dry holes and lease impairment	3	14
General and administrative expenses	10	41
Income from discontinued operations	3	69

Total employee severance	$33	$158

Facility and Other Exit Costs
Marketing expenses	$13	$—
General and administrative expenses	2	—
Income from discontinued operations	5	21

Total facility and other exit costs	$20	$21

The employee severance charges primarily resulted from the Corporation’s divestiture program announced in March 2013. The severance charges were based on probable amounts incurred under ongoing severance arrangements or other statutory requirements, plus amounts earned through March 31, 2014 under enhanced benefit arrangements. The expense associated with the enhanced benefits is recognized ratably over the estimated service period required for the employee to earn the benefit upon termination.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Corporation expects to incur additional enhanced benefit charges of approximately $25 million beyond the amounts accrued at March 31, 2014, of which $3 million relates to E&P, $10 million to Retail Marketing and Other, $8 million to Corporate and $4 million to discontinued operations. The Corporation’s estimate of employee severance costs could change due to a number of factors, including the number of employees that work through the requisite service date and the timing of when each remaining divestiture occurs.

In the first quarter of 2014, the facility and other exit costs were primarily professional fees associated with the divestitures. The facility and other exit costs in the first quarter of 2013 primarily related to the shutdown costs for Port Reading refining operations.

For the accrued employee severance at March 31, 2014 totaling $150 million, the Corporation expects to pay approximately 80% in 2014 and the remainder in 2015 and 2016. For the accrued facility and other exit costs totaling $108 million, the Corporation expects to pay approximately 35% in 2014 and the remainder in 2015 and beyond.

4. Dispositions

In the first quarter of 2014, the Corporation completed the sale of its interest in the Pangkah asset, offshore Indonesia for cash proceeds of approximately $650 million. This transaction resulted in a pre-tax gain of $31 million after deducting the net book value of assets, including allocated goodwill of $56 million. In addition, the Corporation sold an exploration block in Indonesia for a pre-tax loss of $20 million. In January 2014, the Corporation also announced that it had reached agreement to sell approximately 74,000 undeveloped acres in the dry gas corridor of the Utica shale for $924 million. Approximately 47,000 acres were sold in March 2014 for proceeds of approximately $590 million. There was no gain or loss as a result of this transaction as the carrying amount of undeveloped leasehold costs was reduced by the sales proceeds. See Note 16, Subsequent Events in the Notes to the Consolidated Financial Statements for dispositions occurring after March 31, 2014.

In March 2013, the Corporation sold its interests in the Azeri-Chirag-Guneshli (ACG) fields (Hess 3%), offshore Azerbaijan in the Caspian Sea, and the associated Baku-Tbilisi-Ceyhan (BTC) oil transportation pipeline company (Hess 2%) for cash proceeds of $884 million. The transaction resulted in an after-tax gain of $360 million. In January 2013, the Corporation completed the sale of its interests in the Beryl fields and the Scottish Area Gas Evacuation System (SAGE) in the United Kingdom North Sea for cash proceeds of $442 million. The transaction resulted in an after-tax gain of $323 million.

5. Acquisition

In January 2014, the Corporation’s retail marketing business acquired its partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million and the settlement of liabilities. Additionally, as a result of remeasuring the carrying value to fair value of its equity interest in WilcoHess in connection with the business combination, a pre-tax gain of $39 million ($24 million after income taxes) was recognized in Other, net in the Statement of Consolidated Income. Effective from the acquisition date, Hess has consolidated the results of WilcoHess. The impact of this acquisition is not material to the Corporation’s Consolidated Income Statement or Balance Sheet.

6. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2014	2013
	(In millions)
Crude oil and other charge stocks	$343	$291
Refined petroleum products and natural gas	611	618
Less: LIFO adjustment	(330)	(339)

	624	570
Merchandise, materials and supplies	431	384

Total inventories	$1,055	$954

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the first quarter of 2014 and 2013, the Corporation reduced last-in, first-out (LIFO) inventories, which are carried at lower costs than current inventory costs, resulting in gains of $25 million ($16 million after income taxes) and $218 million ($137 million after income taxes), respectively. These gains were classified in Income from discontinued operations. Inventories related to the E&P segment were $655 million at March 31, 2014 and $599 million at December 31, 2013.

7. Property, Plant and Equipment

Assets Held for Sale: At March 31, 2014, the Corporation classified as held for sale its oil and gas assets in Thailand totaling $366 million, primarily comprising the net property, plant and equipment balances and allocated goodwill of $76 million. In addition, liabilities, primarily comprising asset retirement obligations and deferred income taxes totaling $193 million, were reported in Liabilities associated with assets held for sale. See Note 16, Subsequent Events in the Notes to the Consolidated Financial Statements for completion of the sale of the Corporation’s assets in Thailand.

At December 31, 2013, assets totaling $1,097 million, primarily consisting of the net property, plant and equipment balances as well as allocated goodwill of $76 million, for Thailand and the Pangkah Field, offshore Indonesia (Hess 75%) were reported as assets held for sale. In addition, liabilities related to these properties totaling $286 million, primarily consisting of asset retirement obligations and deferred income taxes, were reported in Liabilities associated with assets held for sale. In January 2014, the Corporation completed the sale of its interest in Pangkah. See Note 4, Dispositions in the Notes to the Consolidated Financial Statements.

Capitalized Exploratory Well Costs: The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the three months ended March 31, 2014 (in millions):

Balance at January 1	$2,045
Additions to capitalized exploratory well costs pending the determination of proved reserves	24

Balance at March 31, 2014	$2,069

The preceding table excludes exploratory dry hole costs of $9 million which were incurred and subsequently expensed in 2014. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,956 million at March 31, 2014. Approximately 43% of the capitalized well costs in excess of one year relates to Block WA-390-P, offshore Western Australia, where development planning and commercial activities, including negotiations with potential liquefaction partners, are ongoing. Successful negotiation with a third party liquefaction partner is necessary before the Corporation can negotiate a gas sales agreement and sanction development of the project. Approximately 26% relates to the Corporation’s Pony discovery on Block 468 in the deepwater Gulf of Mexico, and 7% relates to the Pony #3 well on Block 469. The Corporation has signed an exchange agreement with the partners of the adjacent Green Canyon Blocks 512 and 511, which contain the Knotty Head discovery. Under this agreement, Hess was appointed operator and has a 25% working interest in the blocks, which are now collectively referred to as the Stampede project. An application to unitize Blocks 468, 512, the western half of 469 and the eastern half of 511 was filed with the Bureau of Safety and Environmental Enforcement in the first quarter of 2014. Field development planning is progressing and the project is targeted for sanction in 2014. Approximately 19% relates to offshore Ghana where the Corporation has drilled seven successful exploration wells. Appraisal plans for the seven wells on the block were submitted to the Ghanaian government for approval in June 2013. Four plans have been approved and discussions continue with the government on the three remaining appraisal plans. The Corporation plans to commence a three well appraisal drilling program in the second quarter of 2014. The remainder of the capitalized well costs in excess of one year relates to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Goodwill

The changes in the carrying amount of goodwill are as follows (in millions):

Balance at January 1, 2014	$1,869
Acquisitions *	115

Balance at March 31, 2014	$1,984

*	Represents the goodwill resulting from the Corporation’s WilcoHess acquisition. See Note 5, Acquisition, in the Notes to the Consolidated Financial Statements.

9. Debt

In the first quarter of 2014, the Corporation repaid $333 million of debt, including $74 million assumed in the acquisition of WilcoHess in January 2014. See also Note 5, Acquisition, in the Notes to the Consolidated Financial Statements. There were no borrowings or repayments under the Corporation’s available credit facilities in the first quarter of 2014.

10. Other Non-operating Income

In the first quarter of 2014, the Corporation recorded a charge of $84 million ($52 million after income taxes) to reduce to fair value its investment in the Bayonne Energy Center (BEC) joint venture (Hess 50%) based on a Level 3 fair value measurement. This charge was included in Other, net in the Statement of Consolidated Income.

Pre-tax foreign currency gains (losses) included in Other, net in the Statement of Consolidated Income amounted to the following:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Pre-tax foreign currency gains (losses)	$(6)	$(32)

11. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Service cost	$12	$20
Interest cost	25	22
Expected return on plan assets	(40)	(33)
Amortization of net loss	8	21

Pension expense	$5	$30

In 2014, the Corporation expects to contribute approximately $80 million to its funded pension plans. Through March 31, 2014, the Corporation contributed approximately $20 million of this amount.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Weighted Average Common Shares

The net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions,
	except per share amounts)
Income from continuing operations, net of income taxes	$410	$1,143
Less: Net income (loss) attributable to noncontrolling interests	35	(3)

Net income from continuing operations attributable to Hess Corporation	375	1,146
Income from discontinued operations, net of income taxes	11	130

Net income attributable to Hess Corporation	$386	$1,276

Weighted average common shares outstanding:
Basic	318.1	339.2
Effect of dilutive securities
Restricted common stock	1.5	1.3
Stock options	1.8	1.3
Performance share units	1.2	0.8

Diluted	322.6	342.6

Net income attributable to Hess Corporation per share:
Basic:
Continuing operations	$1.17	$3.38
Discontinued operations	0.04	0.38

Net income per share	$1.21	$3.76

Diluted:
Continuing operations	$1.16	$3.34
Discontinued operations	0.04	0.38

Net income per share	$1.20	$3.72

The Corporation granted 1,016,801 shares of restricted stock, 292,662 performance share units (PSUs) and 162,911 stock options in the first quarter of 2014 and 1,199,332 shares of restricted stock and 279,093 PSUs for the same period in 2013. The weighted average common shares used in the diluted earnings per share calculations exclude the effect of 3,371,122 out-of-the-money stock options for the three months ended March 31, 2014 and 6,077,460 out-of-the-money stock options for the same period in 2013.

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common stock using proceeds from its announced asset divestiture program. The share repurchase program commenced in August 2013. In the first quarter of 2014, the Corporation purchased approximately 12.6 million shares for a total cost of approximately $1.0 billion, at an average cost of $79.33 per share including transaction fees. As of March 31, 2014, the Corporation may purchase up to approximately $1.5 billion of additional common stock under its board authorized plan.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Guarantees and Contingencies

The Corporation is subject to loss contingencies with respect to various claims, lawsuits and other proceedings. The Corporation cannot predict with certainty if, how or when such claims, lawsuits and proceedings will be resolved or what the eventual relief, if any, may be. Numerous issues may need to be resolved, including through lengthy discovery, conciliation and/or arbitration proceedings, or litigation before a loss or range of loss can be reasonably estimated. Subject to the foregoing, in management’s opinion, based upon currently known facts and circumstances, the outcome of such lawsuits, claims and proceedings is not expected to have a material adverse effect on the financial condition of the Corporation. However, the Corporation could incur judgments, enter into settlements or revise its opinion regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and its cash flows in the period in which the amounts are paid.

The Corporation, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. In 2008, the majority of the cases against the Corporation were settled. In 2010 and 2011, additional cases were settled including an action brought in state court by the State of New Hampshire, but cases brought by the State of New Jersey and the Commonwealth of Puerto Rico remained unresolved at year-end 2013. In March 2014, the Corporation agreed to settle claims against it arising out of the New Jersey action for approximately $35 million. The settlement is subject to completion of a 30 day notice and comment period and entry of the settlement by the trial judge. The Corporation has reserves to fully cover this settlement amount.

14. Segment Information

The Corporation is transitioning to a pure play E&P company. The results of operations for the downstream businesses that have been sold or ceased operations during 2013 have been classified as discontinued operations. The Corporation currently has two operating segments; E&P and Retail Marketing and Other, which consists of the remaining downstream businesses that it plans to divest. This structure is used by the chief operating decision maker to allocate resources and assess operating performance.

The Corporation’s results by operating segment were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Sales and other operating revenues:
Exploration and Production	$2,673	$3,466
Retail Marketing and Other	2,881	2,640

Total	$5,554	$6,106

Net income (loss) attributable to Hess Corporation:
Exploration and Production	$508	$1,286
Retail Marketing and Other	(44)	(31)
Corporate and Interest	(89)	(109)

Income from continuing operations	375	1,146
Discontinued operations	11	130

Total	$386	$1,276

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by operating segment were as follows:

	March 31,	December 31,
	2014	2013
	(In millions)
Exploration and Production	$36,714	$37,863
Retail Marketing and Other	3,869	2,644
Corporate and Interest	657	939

Continuing operations	41,240	41,446
Discontinued operations	184	1,308

Total	$41,424	$42,754

15. Financial Risk Management and Trading Activities

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values. Prior to the divestiture of its energy marketing business in the fourth quarter of 2014, the Corporation was also exposed to commodity risks related to changes in the prices of the refined petroleum products and electricity. In the disclosures that follow, risk management activities are referred to as corporate and energy marketing risk management activities. The Corporation also has trading operations, through a 50% voting interest in a consolidated partnership, that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity price risks primarily related to the prices of crude oil, natural gas, refined petroleum products and electricity, as well as foreign currency values.

The Corporation maintains a control environment for all of its risk management and trading activities under the direction of its chief risk officer and through its corporate risk policy, which the Corporation’s senior management has approved. Controls include volumetric, term and value at risk limits. The chief risk officer must approve the trading of new instruments and commodities. Risk limits are monitored and reported on a daily basis to business units and senior management. The Corporation’s risk management department also performs independent price verifications (IPVs) of sources of fair values and validations of valuation models. The Corporation’s treasury department is responsible for administering foreign exchange rate and interest rate hedging programs using similar controls and processes, where applicable.

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

Corporate Financial Risk Management Activities: Corporate risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas produced by the Corporation or to reduce exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of the Corporation’s crude oil or natural gas production. Forward contracts may also be used to purchase certain currencies in which the Corporation does business with the intent of reducing exposure to foreign currency fluctuations. These forward contracts comprise various currencies, primarily the British Pound and Danish Krone. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gross volumes of the Corporate risk management derivative contracts outstanding were as follows:

	March 31,	December 31,
	2014	2013
Commodity, primarily crude oil (millions of barrels)	8	9
Foreign exchange (millions of USD *)	$883	$220
Interest rate swaps (millions of USD)	$615	$865

*	Denominated in U.S. dollars (USD).

In the fourth quarter of 2013, the Corporation entered into Brent crude oil fixed-price swap contracts to hedge 25,000 barrels of oil per day (bopd) for calendar year 2014 and in the first quarter of 2014, an additional 5,000 bopd for the remainder of 2014, were hedged. These hedges are at an average price of $109.11 per barrel. In 2013, the Corporation had Brent crude oil fixed-price swap contracts to hedge 90,000 bopd of crude oil sales volumes at an average price of approximately $109.70 per barrel.

Crude oil price hedging contracts increased E&P Sales and other operating revenues by $3 million ($2 million after income taxes) for the three months ended March 31, 2014, and reduced E&P Sales and other operating revenues by $18 million ($11 million after income taxes) for the three months ended March 31, 2013. At March 31, 2014, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to Brent crude oil hedges were $13 million, which will be reclassified into earnings during 2014 as the hedged crude oil sales are recognized in earnings. The amount of ineffectiveness from Brent crude oil hedges that was recognized immediately in Sales and other operating revenues resulted in a loss of approximately $1 million for the three months ended March 31, 2014, and a gain of $15 million for the three months ended March 31, 2013.

At March 31, 2014 and December 31, 2013, the Corporation had interest rate swaps with gross notional amounts of $615 million and $865 million, respectively, which were designated as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. For the three months ended March 31, 2014 and 2013, the Corporation recorded an increase of approximately $1 million and a decrease of $5 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Gains or losses on foreign exchange contracts that are not designated as hedges are recognized immediately in Other, net in Revenues and non-operating income in the Statement of Consolidated Income.

Net realized and unrealized pre-tax gains (losses) on derivative contracts used in Corporate Risk Management activities and not designated as hedges amounted to the following:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Foreign exchange	$—	$(33)

Energy Marketing Financial Risk Management Activities: In conjunction with the sale of the energy marketing business in the fourth quarter of 2013, certain derivative contracts, including new transactions following the closing date, (the “delayed transfer derivative contracts”) were not transferred to Direct Energy, a North American subsidiary of Centrica plc (Centrica), as required customer or regulatory consents had not been obtained. However, the agreement entered into between Hess and Direct Energy on the closing date transferred all economic risks and rewards of the energy marketing business, including the ownership of the delayed transfer derivative contracts, to Direct Energy. At the end of the first quarter of 2014, a large majority of these contracts were transferred to Direct Energy. As of March 31, 2014, the assets and liabilities related to the delayed transfer derivative contracts that were not transferred remain on the Corporation’s Consolidated Balance Sheet

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

but changes in their fair value are offset based on the terms of the agreement between Hess and Direct Energy. The Corporation therefore has no market risk related to these delayed transfer derivative contracts and only retains credit risk exposure, which has been guaranteed by Centrica. It is expected that the transfer of the remaining contracts will be substantially complete by the end of the second quarter of 2014.

Trading Activities: Trading activities are conducted through a trading partnership in which the Corporation has a 50% voting interest that is currently for sale. This partnership intends to generate earnings through various strategies primarily using energy-related commodities, securities and derivatives. The information that follows represents 100% of the trading partnership as well as the Corporation’s proprietary trading accounts for 2013.

The gross volumes of derivative contracts outstanding related to trading activities were as follows:

	March 31,	December 31,
	2014	2013
Commodity
Crude oil and refined petroleum products (millions of barrels)	1,823	1,815
Natural gas (millions of mcf)	2,842	2,735
Electricity (millions of megawatt hours)	1	1
Foreign exchange (millions of USD)	$71	$52
Equity securities (millions of shares)	19	11

Pre-tax unrealized and realized gains (losses) recorded in the Statement of Consolidated Income from trading activities amounted to the following:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Commodity	$85	$(7)
Other	15	6

Total *	$100	$(1)

*	The unrealized pre-tax gains and losses included in earnings were reflected in Sales and other operating revenues and Income from discontinued operations in the Statement of Consolidated Income.

Fair Value Measurements: The Corporation generally enters into master netting arrangements to mitigate legal and counterparty credit risk. Master netting arrangements are generally accepted overarching master contracts that govern all individual transactions with the same counterparty entity as a single legally enforceable agreement. The U.S. Bankruptcy Code provides for the enforcement of certain termination and netting rights under certain types of contracts upon the bankruptcy filing of a counterparty, commonly known as the safe harbor provisions. If a master netting arrangement provides for termination and netting upon the counterparty’s bankruptcy, these rights are generally enforceable with respect to safe harbor transactions. If these arrangements provide the right of offset and the Corporation’s intent and practice is to offset amounts in the case of such a termination, the Corporation’s policy is to record the fair value of derivative assets and liabilities on a net basis.

In the normal course of business, the Corporation relies on legal and credit risk mitigation clauses providing for adequate credit assurance as well as close-out netting, including two-party netting and single counterparty multilateral netting. As applied to the Corporation, two-party netting is the right to net amounts owing under safe harbor transactions between a single defaulting counterparty entity and a single Hess entity, and single counterparty multilateral netting is the right to net amounts owing under safe harbor transactions among a single defaulting counterparty entity and multiple Hess entities. The Corporation is reasonably assured that these netting rights would be upheld in a bankruptcy proceeding in the U.S. in which the defaulting counterparty is a debtor under the U.S. Bankruptcy Code.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides information about the effect of netting arrangements on the presentation of the Corporation’s physical and financial derivative assets and (liabilities) that are measured at fair value, with the effect of “single counterparty multilateral netting” being included in column (v):

		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts	Physical Derivative and Financial Instruments	Cash Collateral*			Net Amounts
	(i)	(ii)	(iii)	(iv)=(i)+(ii)+(iii)	(v)	(vi)=(iv)+(v)
	(In millions)
March 31, 2014
Assets
Derivative contracts
Commodity	$2,068	$(1,655)	$(52)	$361	$(13)	$348
Interest rate and other	54	(8)	(10)	36	—	36
Counterparty netting	—	(43)	—	(43)	—	(43)

Total derivative contracts	$2,122	$(1,706)	$(62)	$354	$(13)	$341

Liabilities
Derivative contracts
Commodity	$(2,148)	$1,655	$19	$(474)	$13	$(461)
Other	(13)	8	—	(5)	—	(5)
Counterparty netting	—	43	—	43	—	43

Total derivative contracts	$(2,161)	$1,706	$19	$(436)	$13	$(423)

December 31, 2013
Assets
Derivative contracts
Commodity	$3,086	$(1,867)	$(79)	$1,140	$(41)	$1,099
Interest rate and other	51	(10)	—	41	(3)	38
Counterparty netting	—	(206)	—	(206)	—	(206)

Total derivative contracts	$3,137	$(2,083)	$(79)	$975	$(44)	$931

Liabilities
Derivative contracts
Commodity	$(3,212)	$1,867	$168	$(1,177)	$41	$(1,136)
Other	(12)	10	—	(2)	3	1
Counterparty netting	—	206	—	206	—	206

Total derivative contracts	$(3,224)	$2,083	$168	$(973)	$44	$(929)

*	There is no cash collateral that was not offset in the Consolidated Balance Sheet.

The net assets and liabilities that were offset in the Consolidated Balance Sheet as reflected in column (iv) of the table above were included in Accounts receivable – Trade and Accounts payable, respectively. Included in those net amounts were the assets and liabilities related to the Corporation’s discontinued operations of $72 million and $93 million as of March 31, 2014, respectively ($612 million and $620 million as of December 31, 2013).

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the gross and net fair values of the corporate and energy marketing risk management and trading derivative instruments:

	Accounts	Accounts
	Receivable	Payable
	(In millions)
March 31, 2014
Derivative contracts designated as hedging instruments
Commodity	$25	$—
Interest rate and other	33	(3)

Total derivative contracts designated as hedging instruments	58	(3)

Derivative contracts not designated as hedging instruments*
Commodity	2,043	(2,148)
Foreign exchange	1	(1)
Equity and other	20	(9)

Total derivative contracts not designated as hedging instruments	2,064	(2,158)

Gross fair value of derivative contracts	2,122	(2,161)
Master netting arrangements	(1,706)	1,706
Cash collateral (received) posted	(62)	19

Net fair value of derivative contracts	$354	$(436)

December 31, 2013
Derivative contracts designated as hedging instruments
Commodity	$11	$(3)
Interest rate and other	36	(1)

Total derivative contracts designated as hedging instruments	47	(4)

Derivative contracts not designated as hedging instruments*
Commodity	3,075	(3,209)
Foreign exchange	2	(3)
Other	13	(8)

Total derivative contracts not designated as hedging instruments	3,090	(3,220)

Gross fair value of derivative contracts	3,137	(3,224)
Master netting arrangements	(2,083)	2,083
Cash collateral (received) posted	(79)	168

Net fair value of derivative contracts	$975	$(973)

*	Includes trading derivatives and derivatives used for risk management.

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
	(In millions)
March 31, 2014
Assets
Derivative contracts
Commodity	$124	$219	$124	$(54)	$(52)	$361
Interest rate and other	11	34	1	—	(10)	36
Collateral and counterparty netting	(1)	(41)	(1)	—	—	(43)

Total derivative contracts	134	212	124	(54)	(62)	354
Other assets measured at fair value on a recurring basis	29	—	—	—	—	29

Total assets measured at fair value on a recurring basis	$163	$212	$124	$(54)	$(62)	$383	(a)

Liabilities
Derivative contracts
Commodity	$(63)	$(422)	$(62)	$54	$19	$(474)
Other	—	(1)	(4)	—	—	(5)
Collateral and counterparty netting	1	41	1	—	—	43

Total derivative contracts	(62)	(382)	(65)	54	19	(436)
Other liabilities measured at fair value on a recurring basis	(77)	—	—	—	—	(77)

Total liabilities measured at fair value on a recurring basis	$(139)	$(382)	$(65)	$54	$19	$(513	)(b)

Other fair value measurement disclosures Long-term debt (c)	$—	$(6,734)	$—	$—	$—	$(6,734)

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Counterparty netting	Collateral	Balance
	(In millions)
December 31, 2013
Assets
Derivative contracts
Commodity	$254	$579	$494	$(108)	$(79)	$1,140
Interest rate and other	2	37	3	(1)	—	41
Collateral and counterparty netting	(15)	(191)	—	—	—	(206)

Total derivative contracts	241	425	497	(109)	(79)	975
Other assets measured at fair value on a recurring basis	—	—	—	—	—	—

Total assets measured at fair value on a recurring basis	$241	$425	$497	$(109)	$(79)	$975

Liabilities
Derivative contracts
Commodity	$(97)	$(1,071)	$(285)	$108	$168	$(1,177)
Other	—	(3)	—	1	—	(2)
Collateral and counterparty netting	15	191	—	—	—	206

Total derivative contracts	(82)	(883)	(285)	109	168	(973)
Other liabilities measured at fair value on a recurring basis	(31)	—	—	—	—	(31)

Total liabilities measured at fair value on a recurring basis	$(113)	$(883)	$(285)	$109	$168	$(1,004)

Other fair value measurement disclosures Long-term debt (c)	$—	$(6,641)	$—	$—	$—	$(6,641)

(a)	Includes a total of $134 million of Level 1, $177 million of Level 2 and $51 million of Level 3 assets that relate to the Corporation’s continuing operations.
(b)	Includes a total of $61 million of Level 1, $323 million of Level 2 and $17 million of Level 3 liabilities that relate to the Corporation’s continuing operations.
(c)	Long-term debt, including current maturities, had a carrying value of $5,576 million and $5,798 million at March 31, 2014 and December 31, 2013, respectively.

In addition to the financial assets and liabilities disclosed in the tables above, the Corporation had other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, for which the carrying value approximated their fair value at March 31, 2014 and December 31, 2013.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides total net transfers into and out of each level of the fair value hierarchy:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Transfers into Level 1	$(10)	$(1)
Transfers out of Level 1	—	—

	$(10)	$(1)

Transfers into Level 2	$(18)	$—
Transfers out of Level 2	5	(1)

	$(13)	$(1)

Transfers into Level 3	$6	$2
Transfers out of Level 3	17	—

	$23	$2

The Corporation’s policy is to recognize transfers in and transfers out as of the end of the reporting period. Transfers between levels result from the passage of time as contracts move closer to their maturities, fluctuations in the market liquidity for certain contracts and/or changes in the level of significance of fair value measurement inputs.

The following table provides changes in physical derivatives and financial assets and (liabilities) primarily related to commodities that are measured at fair value based on Level 3 inputs:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Balance at January 1	$212	$141
Unrealized pre-tax gains (losses) included in earnings (a)	(304)	(63)
Purchases (b)	5	28
Sales (b)	(4)	(23)
Settlements (c)	127	(15)
Transfers into Level 3	6	2
Transfers out of Level 3	17	—

Balance at March 31	$59	$70

(a)	The unrealized pre-tax gains and losses included in earnings were reflected in Sales and other operating revenues and Income from discontinued operations in the Statement of Consolidated Income.
(b)

Purchases and sales primarily represent option premiums paid or received, respectively, during the reporting period and were reflected in Sales and other operating revenues and Income from discontinued operations in the Statement of Consolidated Income.

(c)

Settlements represent realized gains and losses on derivatives settled during the reporting period and were reflected in Sales and other operating revenues and Income from discontinued operations in the Statement of Consolidated Income.

The significant unobservable inputs used in Level 3 fair value measurements for the Corporation’s physical commodity contracts and derivative instruments primarily include less liquid delivered locations for physical commodity contracts or volatility assumptions for out-of-the-money options. The following table provides information about the Corporation’s significant recurring unobservable inputs used in the Level 3 fair value measurements. Natural gas contracts are usually quoted and transacted using basis pricing relative to an active pricing location (e.g. Henry Hub), for which price inputs represent the approximate value of differences in geography and local market conditions. All other price inputs in the table below represent full contract prices. Significant changes in any of the inputs, independently or correlated, may result in a different fair value.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Unit of Measurement	Range / Weighted Average
March 31, 2014
Assets
Commodity contracts with a fair value of $124 million Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$81.13 - 176.82 / 110.61
Electricity	$ / MWH (b)	$17.01 - 153.10 / 59.08

Basis prices
Natural gas	$ / MMBTU (c)	$(4.69) - 13.75 / 0.03

Contract volatilities
Crude oil and refined petroleum products	%	15.79 - 17.44 / 17.07
Natural gas	%	17.00 - 31.00 / 23.00
Electricity	%	19.00 - 42.00 / 35.00

Liabilities
Commodity contracts with a fair value of $62 million Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$83.85 - 173.46 / 107.73
Electricity	$ / MWH (b)	$21.16 - 156.10 / 65.30

Basis prices
Natural gas	$ / MMBTU (c)	$(2.15) - 13.60 / 2.64

Contract volatilities
Crude oil and refined petroleum products	%	16.00 - 16.00 / 16.00
Electricity	%	19.00 - 42.00 / 33.00

December 31, 2013
Assets
Commodity contracts with a fair value of $494 million Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$78.45 - 228.86 / 118.68
Electricity	$ / MWH (b)	$19.52 - 165.75 / 45.76

Basis prices
Natural gas	$ / MMBTU (c)	$(4.99) - 18.10 / 0.23

Contract volatilities
Crude oil and refined petroleum products	%	16.00 - 18.00 / 17.00
Natural gas	%	17.00 - 35.00 / 22.00
Electricity	%	16.00 - 36.00 / 23.00

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Unit of Measurement	Range / Weighted Average
December 31, 2013
Liabilities
Commodity contracts with a fair value of $285 million Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$57.45 - 183.89 / 122.54
Electricity	$ / MWH (b)	$26.48 - 155.33 / 43.12

Basis prices
Natural gas	$ / MMBTU (c)	$(1.90) - 18.00 / (0.62)

Contract volatilities
Crude oil and refined petroleum products	%	16.00 - 17.00 / 17.00
Natural gas	%	34.00 - 35.00 / 35.00
Electricity	%	16.00 - 36.00 / 22.00

(a)	Price per barrel.
(b)	Price per megawatt hour.
(c)	Price per million British thermal unit.

Note: Fair value measurement for all recurring inputs was performed using a combination of income and market approach techniques.

Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. As of March 31, 2014, the Corporation’s net Accounts receivable – Trade related to continuing operations were concentrated with the following counterparty industry segments: Integrated Oil Companies – 29%, Refiners – 24%, Trading Companies – 21%, Financial Institutions – 15% and Government Entities – 6%. As of December 31, 2013, the Corporation’s net Accounts receivable – Trade were concentrated as follows: Integrated Oil Companies – 45%, Refiners – 18%, Financial Institutions – 14%, Government Entities – 8% and Trading Companies – 7%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At March 31, 2014 and December 31, 2013, the Corporation held cash from counterparties of $62 million and $79 million, respectively. The Corporation posted cash to counterparties at March 31, 2014 and December 31, 2013, of $19 million and $168 million, respectively.

The Corporation had outstanding letters of credit totaling $389 million and $410 million at March 31, 2014 and December 31, 2013, respectively, primarily issued to satisfy margin requirements (approximately $105 million and $196 million related to discontinued operations at March 31, 2014 and December 31, 2013, respectively). Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of March 31, 2014, the net liability related to both realized and unrealized derivative contracts with contingent collateral provisions was approximately $152 million ($281 million at December 31, 2013). There was $3 million cash collateral posted on those derivatives at March 31, 2014 ($31 million at December 31, 2013). At March 31, 2014 and at December 31, 2013, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If one of the three agencies were to downgrade the Corporation’s rating to below investment grade, the Corporation would be required to post additional collateral of approximately $104 million at March 31, 2014 and $134 million at December 31, 2013.

16. Subsequent Events

In April 2014, the Corporation sold its interests in Thailand for proceeds totaling approximately $1 billion, based on an effective date of July 1, 2013. The Corporation also signed an agreement in April 2014, with completion expected mid-year, to sell its 50% interest in a joint venture that is constructing an electric generating facility in Newark, New Jersey for approximately $330 million.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hess Corporation (the Corporation or Hess) is a global Exploration and Production (E&P) company that develops, produces, purchases, transports and sells crude oil and natural gas. In March 2013, the Corporation announced an asset sales program that included divesting its downstream businesses and oil and gas properties in Indonesia and Thailand to continue its transformation into a more focused pure play E&P company. Other actions announced by the Corporation included returning capital to shareholders. In the third quarter of 2013, the Corporation increased its quarterly dividend 150% to $0.25 per common share and commenced share repurchases under an authorized $4 billion share repurchase program. From August 2013 through March 31, 2014, Hess purchased approximately 31.9 million common shares at a cost of approximately $2.5 billion.

First Quarter Results

The Corporation reported net income of $386 million in the first quarter of 2014, compared with $1,276 million in the first quarter of 2013. Excluding items affecting comparability of earnings between periods on page 25, earnings were $446 million in the first quarter of 2014 down from $669 million in the first quarter of 2013, primarily due to the impact on operating earnings related to divesting E&P assets and downstream businesses. E&P asset sales reduced 2014 production by 77,000 barrels of oil equivalent per day (boepd).

Exploration and Production

E&P earnings were $508 million in the first quarter of 2014 compared with $1,286 million in the first quarter of 2013. Adjusted earnings, excluding items affecting comparability of earning between periods, were $514 million and $698 million in the first quarter of 2014 and 2013, respectively. In the first quarter of 2014, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $99.17 per barrel up from $94.50 per barrel in the first quarter of 2013. The Corporation’s average worldwide natural gas selling price was $7.03 per thousand cubic feet (mcf) in the first quarter of 2014, compared with $6.62 per mcf in the first quarter of 2013. Worldwide crude oil and natural gas production was 318,000 boepd in the first quarter of 2014, compared with 389,000 boepd in the same period of 2013. Pro forma production, which excludes production from assets sold and classified as held for sale at March 31, 2014, as well as any contribution from Libya, was 297,000 boepd and 268,000 boepd in the first quarter of 2014 and 2013, respectively.

The Corporation expects production to average between 295,000 boepd and 300,000 boepd for the second quarter of 2014. The Corporation’s full year 2014 production forecast is expected to be between 305,000 boepd and 315,000 boepd.

The following is an update of E&P activities:

•

In North Dakota, net production from the Bakken oil shale play averaged 63,000 boepd for the first quarter of 2014 and 65,000 boepd in the first quarter of 2013. Production was curtailed in the first quarter, primarily due to the shutdown of the Tioga gas plant for the expansion project, which was completed with startup operations commencing in late March.

•

At the Valhall Field in Norway, net production averaged 37,000 thousand boepd in the first quarter. Full year 2014 net production from Valhall is forecast to be in the range of 30,000 boepd to 35,000 boepd.

•

In the Utica shale, the Corporation reached an agreement to sell approximately 74,000 net acres in the dry gas corridor. In addition, eight wells were drilled, three wells were completed and one well was tested across the Corporation’s joint venture acreage.

•

At the Tubular Bells development in the deep water Gulf of Mexico, the SPAR and topsides were installed on location during the first quarter and field start-up is planned in the third quarter of 2014, with net production building to 25,000 boepd from the three producing wells available at first oil. A fourth well will be spud mid-year and is expected to be brought on production in the first quarter of 2015.

•

In the Deepwater Tano Cape Three Points Block, offshore Ghana, the Corporation farmed-out a 40% working interest to a third party. Hess retains a 50% working interest and operatorship. The third party will pay a disproportionate share of the costs during the appraisal phase. Appraisal drilling is expected to commence in May on the Pecan discovery.

PART I — FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

•

In Kurdistan, the Corporation completed drilling at the Shakrok well and is conducting production tests over multiple intervals in Jurassic aged reservoir, which was the primary target of the well. In May, drilling will commence at the Shireen well on the Dinarta Block.

•	In Libya, production from the Waha fields was shut-in late August 2013 and remains shut-in due to civil unrest in the country.

•

In January 2014, the Corporation completed the sale of its interest in the Pangkah asset offshore Indonesia, for cash proceeds of approximately $650 million. Pangkah was producing at a rate of 10,000 boepd at the time of sale.

Downstream Businesses

The downstream businesses consisted of the Corporation’s retail, energy marketing, terminal, energy trading and refining operations, together with its interests in two power plant joint ventures. By year-end 2013, the energy marketing and terminal businesses had been divested and the remaining refining operation had been shut down. In the first quarter of 2014, divestiture processes also continued for the remaining downstream businesses. In January 2014, in conjunction with the divestiture process for its retail marketing business, the Corporation acquired its partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million and the settlement of liabilities.

Consolidated Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended
	March 31,
	2014	2013
	(In millions,
	except per share amounts)
Exploration and Production	$508	$1,286
Corporate and Interest	(89)	(109)
Downstream businesses	(33)	99

Net income attributable to Hess Corporation	$386	$1,276

Net income attributable to Hess Corporation per share — Diluted:
Continuing operations	$1.16	$3.34
Discontinued operations	0.04	0.38

Net income attributable to Hess Corporation per share — Diluted	$1.20	$3.72

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods. The items in the table below are explained and the pre-tax amounts are shown on pages 30 to 32.

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Exploration and Production	$(6)	$588
Corporate and Interest	(8)	(11)
Downstream businesses	(46)	30

Total items affecting comparability of earnings between periods	$(60)	$607

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

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Revenues and Non-operating Income
Sales and other operating revenues	$2,673	$3,466
Gains on asset sales, net	10	688
Other, net	(6)	(35)

Total revenues and non-operating income	2,677	4,119

Costs and Expenses
Cost of products sold (excluding items shown separately below)	393	596
Operating costs and expenses	466	585
Production and severance taxes	62	130
Exploration expenses, including dry holes and lease impairment	119	219
General and administrative expenses	80	85
Depreciation, depletion and amortization	721	676

Total costs and expenses	1,841	2,291

Results of operations before income taxes	836	1,828
Provision for income taxes	328	535

Net income	508	1,293
Less: Net income attributable to noncontrolling interests	—	7

Net income attributable to Hess Corporation	$508	$1,286

Excluding the E&P items affecting comparability of earnings between periods in the table on page 30, the changes in E&P earnings are primarily attributable to the asset sales, changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, exploration expenses and income taxes, as described below.

Selling Prices: Average realized crude oil selling prices were 5% higher in the first quarter of 2014, compared to 2013 due to a combination of the second quarter 2013 sale of the Corporation’s subsidiary in Russia, which realized significantly lower crude oil prices, and improved hedging results.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

The Corporation’s average selling prices were as follows:

	Three Months Ended
	March 31,
	2014	2013
Crude oil — per barrel (including hedging)
United States
Onshore	$88.04	$89.46
Offshore	99.34	107.52
Total United States	92.94	97.03

Europe	109.17	63.51
Africa	108.40	109.81
Asia	102.29	110.70
Worldwide	99.17	94.50

Crude oil — per barrel (excluding hedging)
United States
Onshore	$88.04	$89.82
Offshore	99.34	108.70
Total United States	92.94	97.74

Europe	108.74	63.69
Africa	107.92	111.18
Asia	102.29	110.70
Worldwide	99.00	95.24

Natural gas liquids — per barrel
United States
Onshore	$53.46	$43.47
Offshore	34.07	27.79
Total United States	41.54	37.29

Europe	63.83	45.77
Asia	—	79.44
Worldwide	44.28	38.67

Natural gas — per mcf
United States
Onshore	$6.10	$2.86
Offshore	4.37	2.54
Total United States	4.96	2.69

Europe	11.48	7.98
Asia and other	7.23	7.75
Worldwide	7.03	6.62

In the fourth quarter of 2013, the Corporation entered into Brent crude oil fixed-price swap contracts to hedge 25,000 barrels of oil per day (bopd) for calendar year 2014 and, in the first quarter of 2014, an additional 5,000 bopd for the remainder of 2014, were hedged. These hedges are at an average price of $109.11 per barrel. In 2013, the Corporation had Brent crude oil fixed-price swap contracts to hedge 90,000 bopd of crude oil sales volumes at an average price of approximately $109.70 per barrel.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Crude oil price hedging contracts increased E&P Sales and other operating revenues by $3 million ($2 million after income taxes) for the three months ended March 31, 2014, and reduced E&P Sales and other operating revenues by $18 million ($11 million after income taxes) for the three months ended March 31, 2013.

Production Volumes: The Corporation’s crude oil and natural gas production was 318,000 boepd in the first quarter of 2014, compared with 389,000 boepd for the same period in 2013. Pro forma production, excluding assets sold and classified as held for sale at March 31, 2014, as well as any contribution from Libya, was 297,000 boepd for the first quarter of 2014 and 268,000 boepd for the first quarter of 2013.

The Corporation’s net daily worldwide production by region was as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Crude oil — barrels per day
United States
Bakken	58	53
Other Onshore	9	13

Total Onshore	67	66
Offshore	51	47

Total United States	118	113

Europe	39	65
Africa	48	78
Asia	5	16

Total	210	272

Natural gas liquids — barrels per day
United States
Bakken	2	6
Other Onshore	2	4

Total Onshore	4	10
Offshore	7	7

Total United States	11	17

Europe	2	—
Asia	—	1

Total	13	18

Natural gas — mcf per day
United States
Bakken	15	34
Other Onshore	26	27

Total Onshore	41	61
Offshore	78	72

Total United States	119	133

Europe	37	13
Asia and other	415	447

Total	571	593

Barrels of oil equivalent per day*	318	389

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table on page 27.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

United States: Crude oil production was higher in the first quarter of 2014, compared to the corresponding period in 2013, as a result of higher production from the Bakken oil shale play due to new wells and lower downtime at the Llano Field. Natural gas liquids and natural gas production in the United States was lower in the first quarter of 2014, compared to the corresponding period in 2013, mainly due to lower production from the Bakken caused by a shutdown at the Tioga gas plant to complete an expansion project, partially offset by higher production from the Utica shale. Crude oil and natural gas production was also impacted due to the sale of the Corporation’s interest in the Eagle Ford shale in May 2013 which was producing at the rate of 5,000 boepd at the time of sale.

Europe: Production was lower in the first quarter of 2014 compared to the same period in 2013, primarily due to the April 2013 sale of the Corporation’s Russian subsidiary, which was producing at an aggregate rate of approximately 50,000 boepd at the time of sale, partly offset by higher production from the Valhall Field following completion of a redevelopment project.

Africa: Crude oil production in Africa was lower in the first quarter of 2014 compared to the corresponding period in 2013, primarily due to the shutdown of the Es Sider terminal in Libya in the third quarter of 2013, following civil unrest in the country, together with lower production from Equatorial Guinea, primarily due to natural field decline. Libyan production was 24,000 boepd in the first quarter of 2013.

Asia and Other: Crude oil and natural gas production was lower in the first quarter of 2014 compared to the same period in 2013, mainly due to asset sales. In December 2013, the Corporation sold its interest in the Natuna A Field, offshore Indonesia, which was producing at the rate of 5,500 boepd at the time of sale and, in January 2014, sold its interest in the Pangkah asset, offshore Indonesia, which was producing at the rate of 10,000 boepd at the time of sale. In March 2013, the Corporation also sold its interests in the Azeri-Chirag-Guneshli (ACG) fields in Azerbaijan, which were producing at the rate of 6,000 boepd at the time of sale. Natural gas production was also lower in the first quarter of 2014 due to lower production entitlement at the Joint Development Area of Malaysia/Thailand, partly offset by higher production at the North Malay Basin, which commenced production in the fourth quarter of 2013.

Sales Volumes: Lower crude oil sales volumes as a result of asset sales decreased revenues in the first quarter of 2014, compared with the corresponding period in 2013.

The Corporation’s worldwide sales volumes were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Crude oil — barrels	17,750	24,767
Natural gas liquids — barrels	1,122	1,647
Natural gas — mcf	51,357	53,662

Barrels of oil equivalent*	27,432	35,358

Crude oil — barrels per day	197	275
Natural gas liquids — barrels per day	12	18
Natural gas — mcf per day	571	596

Barrels of oil equivalent per day*	305	393

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table on page 27.

Cost of Products Sold: Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from the Corporation’s partners in Hess operated wells or other third parties. The decrease in Cost of products sold in the first quarter of 2014 compared with the same period in 2013, principally reflects lower volumes of crude oil purchases from third parties.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Cash Operating Costs: Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes and E&P General and administrative expenses, decreased by approximately $190 million in the first quarter of 2014 compared with the same period in 2013, mainly due to lower production and severance taxes and other operating expenses following the sale of the Corporation’s assets in Indonesia, Russia and Azerbaijan, together with lower employee severance charges.

Depreciation, Depletion and Amortization: Depreciation, depletion and amortization (DD&A) expenses were higher in the first quarter of 2014, compared with the corresponding period in 2013, primarily reflecting higher production from the Valhall Field and North Malay Basin.

Excluding items affecting comparability of earnings between periods, cash operating costs per barrel of oil equivalent (boe) were $21.11 in the first quarter of 2014 compared with $21.20 in the first quarter of 2013 and DD&A costs were $25.19 in the first quarter of 2014 compared with $19.28 in the first quarter of 2013, resulting in total production unit costs of $46.30 and $40.48 per boe in the first quarter of 2014 and 2013, respectively. For the second quarter of 2014, cash operating costs are estimated to be in the range of $22.00 to $22.50 per boe and DD&A expenses are estimated to be in the range of $28.00 to $28.50 per boe. Full year 2014 guidance is still estimated to be $20.50 to $21.50 per boe for cash operating costs and $29.00 to $30.00 for DD&A, for a range of total production unit costs of $49.50 to $51.50 per boe.

Exploration Expenses: Exploration expenses in the first quarter of 2014 were down from the corresponding period in 2013, primarily due to lower dry hole and leasehold amortization expenses.

Income Taxes: Excluding items affecting comparability between periods, the effective income tax rate for E&P operations was 39% in the first quarter of 2014 compared to 42% for the first quarter of 2013. For the full year 2014, the E&P effective income tax rate is still expected to be in the range of 37% to 41% and the second quarter rate is expected to be in the range of 37% to 39%, assuming no contribution from Libya.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Gains on asset sales, net	$—	$683
Employee severance	(6)	(67)
Income tax charge	—	(28)

	$(6)	$588

Gains on Asset Sales, Net: In January 2013, the Corporation completed the sale of its interests in the Beryl fields in the United Kingdom North Sea for cash proceeds of $442 million, resulting in a pre-tax gain of $328 million ($323 million after income taxes). In March 2013, the Corporation sold its interests in the Azeri-Chirag-Guneshli fields, offshore Azerbaijan in the Caspian Sea, for cash proceeds of $884 million, resulting in a tax-free gain of $360 million.

Employee Severance: During the first quarter of 2014 and 2013, the Corporation recorded pre-tax charges of $6 million ($6 million after income taxes) and $71 million ($67 million after income taxes), respectively, resulting from the planned divestitures and transformation into a more focused pure play E&P company.

Income Tax Charge: During the first quarter of 2013, the Corporation recorded a non-cash income tax charge of $28 million as a result of a planned asset divestiture.

The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect the Corporation’s E&P business, see Item 1A. Risk Factors Related to Our Business and Operations in the Annual Report on Form 10-K for the year ended December 31, 2013.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Corporate and Interest

The following table summarizes corporate and interest expenses:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Corporate expenses (excluding items affecting comparability)	$52	$51

Interest expense	100	116
Less: Capitalized interest	(19)	(10)

Interest expense, net	81	106

Corporate and Interest expenses before income taxes	133	157
Income taxes (benefits)	(52)	(59)

Net Corporate and Interest expenses after income taxes	81	98
Items affecting comparability of earnings between periods, after-tax	8	11

Total Corporate and Interest expenses after income taxes	$89	$109

Corporate expenses were comparable in the first quarter of 2014 and 2013. Interest expense, net, decreased in the first quarter of 2014 compared with the first quarter of 2013 reflecting higher capitalized interest and lower average debt. Second quarter 2014 Corporate expenses are expected to be in the range of $35 million to $40 million after taxes and interest expense is expected to be in the range of $50 million to $55 million after taxes. Excluding items affecting comparability of earnings, the estimate for corporate expenses for full year 2014 is still expected to be in the range of $125 million to $135 million after taxes and interest expense is still estimated to be in the range of $225 million to $235 million after taxes.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of Corporate and Interest expenses between periods:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Employee severance	$(7)	$(11)
Facility and other exit costs	(1)	—

	$(8)	$(11)

Corporate and Interest expenses included pre-tax severance charges for the first quarter of 2014 of $10 million ($7 million after income taxes) and $18 million ($11 million after income taxes) for the first quarter of 2013. First quarter 2014 expenses also included exit costs of $2 million ($1 million after income taxes) for professional fees.

Downstream Businesses

The downstream businesses reported a loss of $33 million in the first quarter of 2014 and earnings of $99 million in the first quarter of 2013. These results included after-tax charges totaling $46 million for the first quarter of 2014 and income of $30 million for the first quarter of 2013, from items affecting comparability of earnings as explained below. Excluding items affecting comparability of earnings, the decrease in earnings in the first quarter of 2014 compared to 2013 was principally due to the impact of selling the energy marketing and terminals businesses in the fourth quarter of 2013.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of earnings of the downstream businesses between periods:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Gain recognized on acquisition of controlling interest in equity investee	$24	$—
Write down of equity investment	(52)	—
LIFO inventory liquidations	16	137
Employee severance	(13)	(43)
Port Reading refinery shutdown costs	(1)	(64)
Exit costs and other charges	(20)	—

	$(46)	$30

In January 2014, the Corporation recognized a gain of $39 million pre-tax ($24 million after income taxes) resulting from the required remeasurement of the Corporation’s original 44% investment in WilcoHess to fair value following acquisition of the remaining interest in the venture. In the first quarter of 2014, the Corporation recorded a charge of $84 million pre-tax ($52 million after income taxes) to reduce the carrying value of its investment in the Bayonne Energy Center (Hess 50%) to fair value. The Corporation also recorded gains of $25 million pre-tax ($16 million after income taxes) in the first quarter of 2014 and $218 million pre-tax ($137 million after income taxes) in the first quarter of 2013 relating to liquidation of last-in, first-out (LIFO) inventories. During the first quarter of 2014 and 2013, the Corporation recognized employee severance costs totaling $20 million pre-tax ($13 million after income taxes) and $69 million pre-tax ($43 million after income taxes), respectively. In the first quarter of 2014, exit costs and other charges were $33 million pre-tax ($21 million after income taxes). In the first quarter of 2013, the Corporation recorded charges for Port Reading totaling $101 million pre-tax ($64 million after income taxes) comprised of $80 million pre-tax ($51 million after income taxes) for accelerated depreciation and $21 million pre-tax ($13 million after income taxes) for shutdown costs.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	March 31,	December 31,
	2014	2013
	(In millions, except ratio)
Cash and cash equivalents	$1,288	$1,814
Short-term debt and current maturities of long-term debt	$142	$378
Total debt	$5,576	$5,798
Total equity	$24,242	$24,784
Debt to capitalization ratio*	18.7%	19.0%

*	Total debt as a percentage of the sum of total debt plus equity.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Cash Flows

The following table summarizes the Corporation’s cash flows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Cash flows from operating activities:
Cash provided by (used in) operating activities — continuing operations	$1,163	$797
Cash provided by (used in) operating activities — discontinued operations	(5)	22

Net cash provided by (used in) operating activities	1,158	819

Cash flows from investing activities:
Capital expenditures	(1,444)	(1,516)
Proceeds from asset sales	1,237	1,326
Other, net	(55)	(66)

Cash provided by (used in) investing activities — continuing operations	(262)	(256)
Cash provided by (used in) investing activities — discontinued operations	—	(5)

Net cash provided by (used in) investing activities	(262)	(261)

Cash flows from financing activities:
Cash provided by (used in) financing activities — continuing operations	(1,422)	(756)
Cash provided by (used in) financing activities — discontinued operations	—	—

Net cash provided by (used in) financing activities	(1,422)	(756)

Net increase (decrease) in cash and cash equivalents from continuing operations	(521)	(215)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(5)	17

Net increase (decrease) in cash and cash equivalents	$(526)	$(198)

Operating activities: Net cash provided by operating activities was $1,158 million in the first quarter of 2014, compared with $819 million in the same period of 2013, primarily reflecting the impact of changes in working capital partially offset by lower operating earnings.

Investing activities: The following table summarizes the Corporation’s capital expenditures:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Exploration and Production	$1,130	$1,503
Retail Marketing and Other	298	7
Corporate	16	6

Total capital expenditures — continuing operations	1,444	1,516
Downstream businesses — discontinued operations	—	5

Total capital expenditures	$1,444	$1,521

Capital expenditures for E&P were lower in the first quarter of 2014 compared to the same period in 2013 mainly due to reduced capital expenditures in the Bakken, primarily resulting from lower costs per well. In January 2014, the Corporation acquired its partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million. During the first quarter of 2014, the Corporation received proceeds of approximately $650 million from the sale of its interest in the Pangkah Field, offshore Indonesia, and approximately $590 million from the sale of 47,000 acres of its dry gas position in the

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Utica shale. During the first quarter of 2013, the Corporation received proceeds of $1.3 billion from the sale of its interests in the Beryl and ACG fields.

Financing activities: In the first quarter of 2014, the Corporation repaid $333 million of debt, including $74 million assumed in the acquisition of WilcoHess in January 2014. See also Note 5, Acquisition, in the Notes to the Consolidated Financial Statements. There were no borrowings or repayments under the Corporation’s available credit facilities in the first quarter of 2014. During the first quarter of 2014, the Corporation purchased approximately $1.0 billion of common shares under a board authorized $4 billion repurchase plan. Dividends paid were $79 million in the first quarter of 2014 compared to $35 million in the first quarter of 2013. The quarterly dividend was $0.25 per common share during the first quarter of 2014 compared to $0.10 during the first quarter of 2013.

Future Capital Requirements and Resources

The Corporation anticipates investing approximately $5.8 billion in capital and exploratory expenditures during 2014 for E&P operations. The Corporation expects to fund its 2014 projected cash flow deficit, including capital expenditures, dismantlement obligations, dividends, pension contributions, debt repayments and share repurchases under its Board authorized plan to repurchase up to $4 billion in Hess common stock, with existing cash on-hand, cash flows from operations and proceeds from asset sales. Based on $100 Brent crude oil prices and projected production growth from the Bakken and Tubular Bells fields, the Corporation expects to generate free cash flow in 2015.

The table below summarizes the capacity, usage and available capacity of the Corporation’s borrowing and letter of credit facilities at March 31, 2014:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity
		(In millions)
Revolving credit facility	April 2016	$4,000	$—	$—	$—	$4,000
Committed lines	Various *	1,441	—	131	131	1,310
Uncommitted lines	Various *	258	—	258	258	—

Total		$5,699	$—	$389	$389	$5,310

*	Committed and uncommitted lines have expiration dates through 2015.

The Corporation’s $389 million in letters of credit outstanding at March 31, 2014 were primarily issued to satisfy margin requirements. See also Note 15, Financial Risk Management and Trading Activities, in the Notes to the Consolidated Financial Statements.

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

The Corporation’s long-term debt agreements, including the revolving credit facility, contain financial covenants that restrict the amount of total borrowings and secured debt. These financial covenants do not currently materially impact the Company’s ability to issue indebtedness to fund its future capital requirements.

The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Off-balance Sheet Arrangements Relating to Discontinued Operations

The Corporation has leveraged leases not included in its Consolidated Balance Sheet, primarily related to gasoline stations operated by the retail marketing business. The net present value of these leases is $235 million at March 31, 2014 compared with $238 million at December 31, 2013. In connection with the planned divestiture of its retail operations, the Corporation plans to buyout these leases or sublet the retail gas stations to the divested operations. The Corporation estimates that it will incur an after-tax charge of approximately $100 million in connection with a buyout or sublet of the leases. If these leases were included as debt, the Corporation’s debt to capitalization ratio at March 31, 2014 would increase to 19.3% from 18.7%.

Market Risk Disclosures

As discussed in Note 15, Financial Risk Management and Trading Activities, in the Notes to the Consolidated Financial Statements, in the normal course of its business, the Corporation has been exposed to commodity risks related to changes in the prices of crude oil, natural gas, refined petroleum products and electricity, as well as to changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities related to the continuing operations are referred to as corporate risk management while risk management activities related to the discontinued operations are referred to as energy marketing. The Corporation also has trading activities through a 50% voting interest in a consolidated partnership that trades energy-related commodities, securities and derivatives. These activities are also exposed to commodity risks primarily related to the prices of crude oil, natural gas, electricity and refined petroleum products.

In conjunction with the sale of the energy marketing business in the fourth quarter of 2013, certain derivative contracts, including new transactions following the closing date, (the “delayed transfer derivative contracts”) were not transferred to Direct Energy, a North American subsidiary of Centrica plc (Centrica), as required customer or regulatory consents had not been obtained. However, the agreement entered into between Hess and Direct Energy on the closing date transferred all economic risks and rewards of the energy marketing business, including the ownership of the delayed transfer derivative contracts, to Direct Energy. At the end of the first quarter of 2014, a large majority of these contracts were transferred to Direct Energy. As of March 31, 2014, the assets and liabilities related to the delayed transfer derivative contracts that were not transferred remain on the Corporation’s Consolidated Balance Sheet but changes in their fair value are offset based on the terms of the agreement between Hess and Direct Energy. The Corporation therefore has no market risk related to these delayed transfer derivative contracts and only retains credit risk exposure, which has been guaranteed by Centrica. It is expected that the transfer of the remaining contracts will be substantially complete by the end of the second quarter of 2014.

Value at Risk: The Corporation uses value at risk to monitor and control commodity risk within its risk management and trading activities. The value at risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. Results may vary from time to time as trading strategies change to capture potential market rate movements or hedging levels change in risk management activities. The potential change in fair value based on commodity price risk is presented in the corporate risk management and trading activities sections below.

Corporate Financial Risk Management Activities

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

The Corporation estimates that the value at risk for corporate risk management activities was $11 million at March 31, 2014 and $13 million at December 31, 2013, which was primarily due to the Brent crude oil cash flow hedge positions, as described in Note 15, Financial Risk Management and Trading Activities, in the Notes to the Consolidated Financial Statements. The results may vary from time to time primarily as hedge levels change.

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

In the fourth quarter of 2013, the Corporation entered into Brent crude oil fixed-price swap contracts to hedge 25,000 bopd for calendar year 2014 and in the first quarter of 2014, an additional 5,000 bopd for the remainder of 2014, were hedged. These hedges are at an average price of $109.11 per barrel. The Corporation has outstanding foreign exchange contracts used to reduce its exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a gain of approximately $88 million at March 31, 2014.

The Corporation’s outstanding long-term debt of $5,576 million, including current maturities, had a fair value of $6,734 million at March 31, 2014. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $160 million at March 31, 2014. A 15% increase in the rate of interest would decrease the fair value of debt by approximately $155 million at March 31, 2014.

Trading Activities

Trading activities are conducted through a trading partnership in which the Corporation has a 50% voting interest that is currently for sale. The partnership intends to generate earnings through various strategies primarily using energy related commodities, securities and derivatives.

The Corporation estimates that the value at risk for trading activities, including commodities, was $4 million at March 31, 2014 and $4 million at December 31, 2013.

The information that follows represents 100% of the trading partnership, as well as the Corporation’s proprietary trading accounts for 2013. Derivative trading transactions are marked-to-market and unrealized gains or losses are recognized in earnings. Gains or losses from sales of physical products are recorded at the time of sale. Net realized gains and losses from trading activities for the three months ended March 31, 2014 amounted to a gain of $101 million compared to a gain of $65 million for the corresponding period in 2013.

The following table provides an assessment of the factors affecting the changes in the fair value of net assets (liabilities) relating to financial instruments and derivative commodity contracts used in trading activities:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Fair value of contracts outstanding at January 1	$(161)	$(96)
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at March 31	(104)	(30)
Reversal of fair value for contracts closed during the period	106	32
Fair value of contracts entered into during the period and still outstanding	12	(87)

Fair value of contracts outstanding at March 31	$(147)	$(181)

The following table summarizes the sources of net asset (liability) fair values of financial instruments and derivative commodity contracts by year of maturity used in the Corporation’s trading activities at March 31, 2014:

	Total	2014	2015	2016	2017 and beyond
	(In millions)
Sources of fair value
Level 1	$24	$31	$(1)	$(6)	$—
Level 2	(204)	(126)	(79)	1	—
Level 3	33	(2)	35	—	—

Total	$(147)	$(97)	$(45)	$(5)	$—

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

The following table summarizes the fair values of receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at March 31, 2014 (in millions):

Investment grade determined by outside sources	$287
Investment grade determined internally*	234
Less than investment grade	57

Fair value of net receivables outstanding at end of period	$578

*	Based on information provided by counterparties and other available sources.

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

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2014.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Corporation, along with many other companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. In 2008, the majority of the cases against the Corporation were settled. In 2010 and 2011, additional cases were settled including an action brought in state court by the State of New Hampshire, but cases brought by the State of New Jersey and the Commonwealth of Puerto Rico remained unresolved at year-end 2013. In March 2014, the Corporation agreed to settle claims against it arising out of the New Jersey action for approximately $35 million. The settlement is subject to completion of a 30 day notice and comment period and entry of the settlement by the trial judge. The Corporation has reserves to fully cover this settlement amount.

Item 2.	Share Repurchase Activities.

The Corporation’s share repurchase activities for the three months ended March 31, 2014, were as follows:

2014	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b) (In millions)
January	4,433,061	$78.95	4,433,061	$2,112
February	4,468,163	78.33	4,468,163	1,762
March	3,675,267	81.01	3,675,267	1,464

Total for 2014	12,576,491	$79.33	12,576,491

(a)	Repurchased in open-market transactions. The average price paid per share was inclusive of transaction fees.
(b)	In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common shares. The program commenced in August 2013.

PART II — OTHER INFORMATION (CONT’D.)

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits

10(1)	Form of Performance Award Agreement for three-year period ending December 31, 2016.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document

101(CAL)	XBRL Calculation Linkbase Document

101(LAB)	XBRL Labels Linkbase Document

101(PRE)	XBRL Presentation Linkbase Document

101(DEF)	XBRL Definition Linkbase Document

b.	Reports on Form 8-K

During the quarter ended March 31, 2014, Registrant filed the following reports on Form 8-K:

(i)	Filing dated January 7, 2014 reporting under Item 5.02 reporting departure of directors or certain officers.

(ii)	Filing dated January 29, 2014 reporting under Items 2.02 and 9.01 a news release dated January 29, 2014 reporting results for the fourth quarter of 2013.

(iii)	Filing dated March 10, 2014 reporting under Item 5.02 reporting compensatory arrangements of certain officers.

(iv)	Filing dated March 11, 2014 reporting under Item 5.02 departure of directors or certain officers; election of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION (REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: May 8, 2014