Form 10-Q
period 2014-06-30
HESS CORP
filed 2014-08-07
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

At June 30, 2014, there were 307,724,553 shares of Common Stock outstanding.

HESS CORPORATION

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2014	December 31, 2013
	(In millions, except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,205	$1,814
Accounts receivable
Trade	2,348	3,093
Other	350	432
Inventories	842	954
Assets held for sale	2,151	1,097
Other current assets	871	1,209

Total current assets	8,767	8,599

INVESTMENTS IN AFFILIATES	213	687

PROPERTY, PLANT AND EQUIPMENT
Total — at cost	45,157	45,950
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,921	17,179

Property, plant and equipment — net	27,236	28,771

GOODWILL	1,858	1,869
DEFERRED INCOME TAXES	2,499	2,319
OTHER ASSETS	498	509

TOTAL ASSETS	$41,071	$42,754

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,529	$2,109
Accrued liabilities	3,063	3,265
Taxes payable	278	520
Liabilities associated with assets held for sale	263	286
Short-term debt and current maturities of long-term debt	124	378

Total current liabilities	5,257	6,558

LONG-TERM DEBT	5,953	5,420
DEFERRED INCOME TAXES	2,416	2,292
ASSET RETIREMENT OBLIGATIONS	2,117	2,249
OTHER LIABILITIES AND DEFERRED CREDITS	974	1,451

Total liabilities	16,717	17,970

EQUITY
Hess Corporation stockholders’ equity
Common stock, par value $1.00 Authorized — 600,000,000 shares Issued — 307,724,553 shares at June 30, 2014; 325,314,177 shares at December 31, 2013	308	325
Capital in excess of par value	3,454	3,498
Retained earnings	20,879	21,235
Accumulated other comprehensive income (loss)	(384)	(338)

Total Hess Corporation stockholders’ equity	24,257	24,720
Noncontrolling interests	97	64

Total equity	24,354	24,784

TOTAL LIABILITIES AND EQUITY	$41,071	$42,754

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
REVENUES AND NON-OPERATING INCOME
Sales and other operating revenues	$2,846	$3,069	$5,618	$6,537
Gains on asset sales, net	779	1,111	789	1,799
Other, net	(25)	(18)	(115)	(55)

Total revenues and non-operating income	3,600	4,162	6,292	8,281

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	444	421	837	1,017
Operating costs and expenses	522	510	988	1,095
Production and severance taxes	78	97	140	227
Marketing expenses	25	28	65	60
Exploration expenses, including dry holes and lease impairment	460	200	579	419
General and administrative expenses	143	168	285	317
Interest expense	85	117	166	223
Depreciation, depletion and amortization	787	614	1,512	1,293

Total costs and expenses	2,544	2,155	4,572	4,651

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,056	2,007	1,720	3,630
Provision for income taxes	89	407	338	868

INCOME FROM CONTINUING OPERATIONS	967	1,600	1,382	2,762
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(37)	16	(31)	127

NET INCOME	930	1,616	1,351	2,889
Less: Net income (loss) attributable to noncontrolling interests	(1)	185	34	182

NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$931	$1,431	$1,317	$2,707

NET INCOME (LOSS) ATTRIBUTABLE TO HESS CORPORATION PER SHARE
BASIC:
Continuing operations	$3.13	$4.16	$4.29	$7.60
Discontinued operations	(0.12)	0.05	(0.10)	0.37

NET INCOME PER SHARE	$3.01	$4.21	$4.19	$7.97

DILUTED:
Continuing operations	$3.08	$4.11	$4.23	$7.51
Discontinued operations	(0.12)	0.05	(0.10)	0.37

NET INCOME PER SHARE	$2.96	$4.16	$4.13	$7.88

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	314.1	344.0	318.7	343.4
COMMON STOCK DIVIDENDS PER SHARE	$0.25	$0.10	$0.50	$0.20

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
NET INCOME	$930	$1,616	$1,351	$2,889

OTHER COMPREHENSIVE INCOME (LOSS):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(5)	(45)	(10)	(41)
Income taxes on effect of hedge (gains) losses reclassified to income	2	17	4	15

Net effect of hedge (gains) losses reclassified to income	(3)	(28)	(6)	(26)

Change in fair value of cash flow hedges	(40)	147	(26)	165
Income taxes on change in fair value of cash flow hedges	15	(56)	10	(63)

Net change in fair value of cash flow hedges	(25)	91	(16)	102

Change in derivatives designated as cash flow hedges, after taxes	(28)	63	(22)	76

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(4)	—	(4)	245
Income taxes on actuarial changes in plan liabilities	2	—	2	(89)

(Increase) reduction in unrecognized actuarial losses, net	(2)	—	(2)	156

Amortization of net actuarial losses	15	12	23	34
Income taxes on amortization of net actuarial losses	(5)	(4)	(8)	(12)

Net effect of amortization of net actuarial losses	10	8	15	22

Change in pension and other postretirement plans, after taxes	8	8	13	178

Foreign currency translation adjustment
Foreign currency translation adjustment	(88)	(124)	(37)	(293)
Reclassified to Gains on asset sales, net	—	94	—	119

Change in foreign currency translation adjustment	(88)	(30)	(37)	(174)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(108)	41	(46)	80

COMPREHENSIVE INCOME	822	1,657	1,305	2,969
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	193	34	188

COMPREHENSIVE INCOME ATTRIBUTABLE TO HESS CORPORATION	$823	$1,464	$1,271	$2,781

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,351	$2,889
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,512	1,293
Exploratory dry hole costs	286	68
Exploration lease impairment	161	128
Gains on asset sales, net	(789)	(1,799)
Loss from equity affiliates	84	—
Stock compensation expense	41	34
Provision (benefit) for deferred income taxes	79	212
(Income) loss from discontinued operations	31	(127)
Changes in operating assets and liabilities	(648)	(674)

Cash provided by (used in) operating activities — continuing operations	2,108	2,024
Cash provided by (used in) operating activities — discontinued operations	(39)	42

Net cash provided by (used in) operating activities	2,069	2,066

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,348)	(2,982)
Proceeds from asset sales	2,847	3,799
Other, net	(125)	(105)

Cash provided by (used in) investing activities — continuing operations	374	712
Cash provided by (used in) investing activities — discontinued operations	(404)	(37)

Net cash provided by (used in) investing activities	(30)	675

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) of debt with maturities of 90 days or less	—	(1,748)
Debt with maturities of greater than 90 days
Borrowings	598	185
Repayments	(500)	(877)
Common stock acquired and retired	(1,735)	—
Cash dividends paid	(156)	(69)
Employee stock options exercised, including income tax benefits	148	42
Noncontrolling interests, net	(1)	(189)

Cash provided by (used in) financing activities — continuing operations	(1,646)	(2,656)
Cash provided by (used in) financing activities — discontinued operations	(2)	(2)

Net cash provided by (used in) financing activities	(1,648)	(2,658)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	391	83
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,814	642

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,205	$725

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(In millions)
BALANCE AT JANUARY 1, 2014	$325	$3,498	$21,235	$(338)	$24,720	$64	$24,784
Net income			1,317		1,317	34	1,351
Other comprehensive income (loss)				(46)	(46)	—	(46)

Comprehensive income (loss)					1,271	34	1,305
Activity related to restricted common stock awards, net	1	28	—	—	29	—	29
Employee stock options, including income tax benefits	3	147	—	—	150	—	150
Performance share units	—	8	—	—	8	—	8
Cash dividends declared	—	—	(156)	—	(156)	—	(156)
Common stock acquired and retired	(21)	(227)	(1,517)	—	(1,765)	—	(1,765)
Noncontrolling interests, net	—	—	—	—	—	(1)	(1)

BALANCE AT JUNE 30, 2014	$308	$3,454	$20,879	$(384)	$24,257	$97	$24,354

BALANCE AT JANUARY 1, 2013	$342	$3,524	$17,717	$(493)	$21,090	$113	$21,203
Net income			2,707		2,707	182	2,889
Other comprehensive income (loss)				74	74	6	80

Comprehensive income (loss)					2,781	188	2,969
Activity related to restricted common stock awards, net	1	24	—	—	25	—	25
Employee stock options, including income tax benefits	—	48	—	—	48	—	48
Performance share units	—	8	—	—	8	—	8
Cash dividends declared	—	—	(69)	—	(69)	—	(69)
Noncontrolling interests, net	—	—	14	—	14	(225)	(211)

BALANCE AT JUNE 30, 2013	$343	$3,604	$20,369	$(419)	$23,897	$76	$23,973

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation or Hess) consolidated financial position at June 30, 2014 and December 31, 2013, and the consolidated results of operations and cash flows for the three and six month periods ended June 30, 2014 and 2013. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

In the first quarter of 2013, the Corporation announced several initiatives to continue its transformation into a more focused pure play Exploration and Production (E&P) company. The transformation plan included fully exiting the Corporation’s Marketing and Refining (M&R) businesses, the sale of mature E&P assets and monetizing Bakken midstream assets by 2015. The M&R businesses to be divested included retail, energy marketing, terminal, energy trading and refining operations, as well as the Corporation’s interests in two power plant joint ventures. In February 2013, the Corporation permanently ceased its refining operations at the Port Reading facility, completing its exit from all refining operations. In the fourth quarter of 2013, the Corporation completed the sale of its energy marketing and terminal businesses. In the second quarter of 2014, the Corporation reached an agreement to sell its retail business and completed the sale of its interest in one of the power plant joint ventures. The results of the retail, energy marketing and terminal businesses as well as the Port Reading refining operations have been presented as discontinued operations for all periods in the Statement of Consolidated Income. The assets and liabilities of the retail business have been presented in the Consolidated Balance Sheet as held for sale at June 30, 2014 but have not been recast as held for sale as of December 31, 2013. See also Note 2, Discontinued Operations and Note 4, Dispositions in the Notes to the Consolidated Financial Statements for additional disclosures related to the divestitures.

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

New Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU amends the criteria for reporting discontinued operations to include only disposals representing a strategic shift in operations. The ASU also requires expanded disclosures regarding the assets, liabilities, income, and expenses of discontinued operations. This ASU is effective for the Corporation in the first quarter of 2015 and early adoption is permitted. The Corporation is currently assessing the impact of the ASU on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606. This ASU is effective for the Corporation beginning in the first quarter of 2017 and early adoption is not permitted. The Corporation is currently assessing the impact of the ASU on its consolidated financial statements.

2. Discontinued Operations

Downstream businesses reported as discontinued operations in the Statement of Consolidated Income include the retail, energy marketing and terminal businesses as well as the Port Reading refining operations. At June 30, 2014, the assets and liabilities of the retail business have been reported as assets held for sale in the Consolidated Balance Sheet.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales and other operating revenues and Income from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Sales and other operating revenues	$3,067	$5,594	$6,134	$13,005

Income (loss) from discontinued operations before income taxes	$(57)	$23	$(45)	$196

Current tax provision (benefit)	—	—	—	—
Deferred tax provision (benefit)	(20)	7	(14)	69

Provision (benefit) for income taxes	(20)	7	(14)	69

Income (loss) from discontinued operations, net of income taxes	$(37)	$16	$(31)	$127

The Corporation recognized pre-tax gains of $39 million ($24 million after income taxes) in the second quarter of 2014, $25 million ($16 million after income taxes) in the first quarter of 2014, and $218 million ($137 million after income taxes) in the first quarter of 2013, relating to the liquidation of last-in, first-out (LIFO) inventories. In the second quarter of 2014, the Corporation recognized a pre-tax charge of $115 million ($72 million after income taxes) related to the termination of lease contracts and the purchase of 180 retail gasoline stations. In the first quarter of 2013, the Corporation recorded additional depreciation related to the Port Reading refining facility of $80 million. The LIFO gains, additional depreciation and charge relating to the buyout of the leases were included in Income (loss) from discontinued operations.

The following table presents the assets and liabilities of the retail business that are classified as held for sale (in millions):

June 30,
2014
Cash and cash equivalents	$35
Accounts receivable	152
Inventories	162
Property, plant and equipment — net	1,589
Goodwill	115
Other assets	98

Total assets	$2,151

Accounts payable and accrued liabilities	$150
Other liabilities and deferred credits	113

Total liabilities	$263

At June 30, 2014, the inventories held for sale consisted of $78 million of refined petroleum products, less a LIFO adjustment of $30 million, and $114 million of convenience store merchandise.

In January 2014, the Corporation’s retail business acquired its partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million and the settlement of liabilities. As a result of remeasuring the carrying value of the Corporation’s equity interest in WilcoHess to fair value in connection with this business combination, a pre-tax gain of $39 million ($24 million after income taxes) was recorded, which has been included in Income (loss) from discontinued operations in the Statement of Consolidated Income. Effective from the acquisition date, Hess has consolidated the results of WilcoHess’ operations, which have been included in the results of the discontinued operations reported above. The assets and liabilities related to WilcoHess are included in the amounts reported above as held for sale.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Exit and Disposal Costs

The following table provides the components of and changes in the Corporation’s restructuring accruals:

	Exploration and Production	Corporate and Other	Discontinued Operations	Total
	(In millions)
Employee Severance
Balance at January 1, 2014	$32	$32	$107	$171
Provision	17	14	30	61
Payments	(27)	(9)	(47)	(83)

Balance at June 30, 2014	22	37	90	149

Facility and Other Exit Costs
Balance at January 1, 2014	53	17	48	118
Provision	(17)*	9	32	24
Payments, settlements and other	(16)	(8)	(42)	(66)

Balance at June 30, 2014	20	18	38	76

Total accruals at June 30, 2014	$42	$55	$128	$225

*	Represents the release from certain leased office space obligations.

The following table provides the classification of costs and expense reversals associated with the Corporation’s restructuring program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Employee Severance
Operating costs and expenses	$2	$10	$2	$44
Marketing expenses	1	—	1	5
Exploration expenses, including dry holes and lease impairment	1	1	4	15
General and administrative expenses	14	2	24	43
Income (loss) from discontinued operations	10	20	30	84

Total employee severance	$28	$33	$61	$191

Facility and Other Exit Costs
General and administrative expenses	$(7)	$9	$(5)	$9
Depreciation, depletion and amortization	(3)	—	(3)	—
Income (loss) from discontinued operations	14	14	32	35

Total facility and other exit costs	$4	$23	$24	$44

The employee severance charges primarily resulted from the Corporation’s divestiture program announced in March 2013. The severance charges were based on probable amounts incurred under ongoing severance arrangements or other statutory requirements, plus amounts earned through June 30, 2014 under enhanced benefit arrangements. The expense associated with the enhanced benefits is recognized ratably over the estimated service period required for the employee to earn the benefit upon termination.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Corporation expects to incur additional enhanced severance benefit charges of approximately $15 million beyond the amounts accrued at June 30, 2014, of which approximately $3 million relates to E&P, $4 million to Corporate and $8 million to discontinued operations. The Corporation’s estimate of employee severance costs could change due to a number of factors, including the number of employees that work through the requisite service date and the timing of when each remaining divestiture occurs.

In the second quarter of 2014, the facility and other exit costs comprised professional fees and adjustments associated with the relief of certain exit obligations from leased office space. The facility and other exit costs in the second quarter of 2013 primarily related to the shutdown costs for Port Reading refining operations and contract termination and other costs.

For the accrued employee severance at June 30, 2014 totaling $149 million, the Corporation expects to pay approximately 65% in 2014, 30% in 2015 and the remainder in 2016. For the accrued facility and other exit costs totaling $76 million, the Corporation expects to pay approximately 75% in 2014 and the remainder in 2015 and beyond.

4. Dispositions

In April 2014, the Corporation completed the sale of its E&P interests in Thailand for cash proceeds of approximately $805 million. This transaction resulted in a pre-tax gain of $706 million ($706 million gain after income taxes) after deducting the net book value of assets, including allocated goodwill of $76 million. In June 2014, the Corporation completed the sale of its 50% interest in a joint venture constructing an electric generating facility in Newark, New Jersey for cash proceeds of $320 million, resulting in a pre-tax gain of approximately $13 million ($8 million gain after income taxes). Also in June 2014, the Corporation completed the sale of approximately 30,000 additional net acres of Utica dry gas acreage, including related wells and facilities, for cash proceeds of approximately $485 million and recorded a pre-tax gain of $62 million ($35 million gain after income taxes) after deducting the net book value of assets, including allocated goodwill of $11 million. The Corporation also sold approximately 47,000 acres of Utica dry gas acreage in March 2014 for proceeds of approximately $590 million. There was no gain or loss realized on the transaction as the carrying value of undeveloped leasehold costs was reduced by the sales proceeds. In the first quarter of 2014, the Corporation completed the sale of its interest in the Pangkah asset, offshore Indonesia for cash proceeds of approximately $650 million. This transaction resulted in a pre-tax gain of $31 million ($10 million loss after income taxes) after deducting the net book value of assets, including allocated goodwill of $56 million. In addition, the Corporation sold an exploration block in Indonesia for a pre-tax loss of $20 million ($11 million gain after income taxes).

In the second quarter of 2013, the Corporation sold its Russian subsidiary, Samara-Nafta, for cash proceeds of $2.1 billion after working capital and other adjustments. Net proceeds to Hess were approximately $1.9 billion. The transaction resulted in an after-tax gain of $1,119 million. After reduction of the noncontrolling interest holder’s share of $168 million, which is reflected in Net income (loss) attributable to noncontrolling interests, the net gain attributable to the Corporation was $951 million. In March 2013, the Corporation sold its interests in the Azeri-Chirag-Guneshli (ACG) fields (Hess 3%), offshore Azerbaijan in the Caspian Sea, and the associated Baku-Tbilisi-Ceyhan (BTC) oil transportation pipeline company (Hess 2%) for cash proceeds of $884 million. The transaction resulted in an after-tax gain of $360 million. In January 2013, the Corporation completed the sale of its interests in the Beryl fields and the Scottish Area Gas Evacuation System (SAGE) in the United Kingdom North Sea for cash proceeds of $442 million. The transaction resulted in an after-tax gain of $323 million.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2014	2013
	(In millions)
Crude oil	$320	$291
Refined petroleum products and natural gas	480	618
Less: LIFO adjustment	(274)	(339)

	526	570
Merchandise, materials and supplies	316	384

Total inventories	$842	$954

The inventories at the retail gasoline stations have been classified as Assets held for sale in the Consolidated Balance Sheet at June 30, 2014. Inventories related to the E&P segment were $631 million at June 30, 2014 and $599 million at December 31, 2013.

6. Property, Plant and Equipment

Assets Held for Sale

        Downstream Businesses: In May 2014, the Corporation reached an agreement to sell its retail business for proceeds of $2.874 billion comprising $2.6 billion in cash plus $274 million for retail gasoline station leases. As a result, the assets and liabilities of the retail business have been classified as held for sale at June 30, 2014. This transaction, which is subject to customary closing conditions, is expected to complete before year-end 2014. See also Note 2, Discontinued Operations, in the Notes to the Consolidated Financial Statements.

        Exploration and Production: At December 31, 2013, assets totaling $1,097 million, primarily consisting of the net property, plant and equipment balances as well as allocated goodwill of $76 million, for Thailand and the Pangkah Field, offshore Indonesia (Hess 75%) were reported as Assets held for sale. In addition, liabilities related to these properties totaling $286 million, primarily consisting of asset retirement obligations and deferred income taxes, were reported in Liabilities associated with assets held for sale. In 2014, the Corporation completed the sale of its interests in Thailand and Pangkah. See Note 4, Dispositions, in the Notes to the Consolidated Financial Statements.

Capitalized Exploratory Well Costs: The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the six months ended June 30, 2014 (in millions):

Balance at January 1	$2,045
Additions to capitalized exploratory well costs pending the determination of proved reserves	102
Capitalized exploratory well costs charged to expense	(227)

Balance at June 30, 2014	$1,920

The preceding table excludes exploratory dry hole costs of $59 million which were incurred and subsequently expensed in 2014. Capitalized exploratory well costs charged to expense in the second quarter of 2014 included $169 million to write-off a previously capitalized exploration well in the western half of Green Canyon Block 469 in the Gulf of Mexico, as explained below. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,794 million at June 30, 2014. Approximately 47% of the capitalized well costs in excess of one year relates to Block WA-390-P, offshore Western Australia, where development planning and commercial activities, including negotiations with potential liquefaction partners, are ongoing. Successful negotiation with a third party liquefaction partner is necessary before the Corporation can negotiate a gas sales agreement and sanction development of the project. Approximately 28% relates to the Stampede Project in the Gulf of Mexico where Hess is operator and owns a 25% working interest. An application to unitize Blocks 468, 512, the western half of 469 and the eastern half of 511 was filed with the Bureau of Safety and Environmental Enforcement in the

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

first quarter of 2014. During the second quarter, the Corporation received approval to unitize Blocks 468, 512 and the eastern half of 511. As Block 469 was not accepted in the unitized development area, the Corporation expensed the capitalized well on this block. The Stampede development project continues to progress and project sanction is expected later in the year. Approximately 21% relates to offshore Ghana where the Corporation has drilled seven successful exploration wells. Appraisal plans for the seven wells on the block were submitted to the Ghanaian government for approval in June 2013. Four plans have been approved and discussions continue with the government on the three remaining appraisal plans. The Corporation commenced a three well appraisal drilling program in the second quarter of 2014 and completed drilling the first well in June. The second well was also drilled and is currently undergoing production testing. The remainder of the capitalized well costs in excess of one year relates to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

7. Goodwill

The changes in the carrying amount of goodwill are as follows (in millions):

Balance at January 1, 2014	$1,869
Acquisitions (a)	115
Dispositions (b)	(126)

Balance at June 30, 2014	$1,858

(a)	Represents the goodwill resulting from the Corporation’s WilcoHess acquisition. See Note 2, Discontinued Operations, in the Notes to the Consolidated Financial Statements.
(b)	Includes $115 million reclassified to Assets held for sale in the first half of 2014.

8. Debt

In June 2014, the Corporation issued $600 million of unsecured, fixed-rate notes ($598 million net of discount) comprising $300 million with a coupon of 1.3% scheduled to mature in June 2017 and $300 million with a coupon of 3.5% scheduled to mature in July 2024. In the first half of 2014, the Corporation repaid $500 million of debt, including $250 million of unsecured, fixed-rate notes, $74 million assumed in the acquisition of WilcoHess, and $152 million for the retirement of various lease obligations in connection with the Corporation’s purchase of retail gasoline stations. See also Note 2, Discontinued Operations, in the Notes to the Consolidated Financial Statements.

9. Other Non-operating Income

In the first quarter of 2014, the Corporation recorded a charge of $84 million ($52 million after income taxes) to reduce to fair value its investment in the Bayonne Energy Center (BEC) joint venture (Hess 50%) based on a Level 3 fair value measurement. This charge was included in Other, net in the Statement of Consolidated Income.

Pre-tax foreign currency gains (losses) included in Other, net in the Statement of Consolidated Income amounted to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Pre-tax foreign currency gains (losses)	$(19)	$(19)	$(25)	$(51)

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Service cost	$13	$17	$25	$37
Interest cost	24	22	49	44
Expected return on plan assets	(40)	(36)	(80)	(69)
Amortization of net loss	7	13	15	34
Settlement loss*	8	—	8	—

Pension expense	$12	$16	$17	$46

*	In 2014, the Corporation recorded charges related to plan settlements of $8 million ($5 million after income taxes) due to employee retirements.

In 2014, the Corporation expects to contribute approximately $80 million to its funded pension plans. Through June 30, 2014, the Corporation contributed approximately $40 million of this amount.

11. Weighted Average Common Shares and Share Repurchase Plan

The net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Income from continuing operations, net of income taxes	$967	$1,600	$1,382	$2,762
Less: Net income (loss) attributable to noncontrolling interests	(1)	185	34	182

Net income from continuing operations attributable to Hess Corporation	968	1,415	1,348	2,580
Income (loss) from discontinued operations, net of income taxes	(37)	16	(31)	127

Net income attributable to Hess Corporation	$931	$1,431	$1,317	$2,707

Weighted average common shares outstanding:
Basic	309.7	340.1	314.2	339.6
Effect of dilutive securities:
Restricted common stock	1.4	1.1	1.5	1.3
Stock options	1.7	1.9	1.7	1.6
Performance share units	1.3	0.9	1.3	0.9

Diluted	314.1	344.0	318.7	343.4

Net income (loss) attributable to Hess Corporation per share:
Basic:
Continuing operations	$3.13	$4.16	$4.29	$7.60
Discontinued operations	(0.12)	0.05	(0.10)	0.37

Net income per share	$3.01	$4.21	$4.19	$7.97

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Diluted:
Continuing operations	$3.08	$4.11	$4.23	$7.51
Discontinued operations	(0.12)	0.05	(0.10)	0.37

Net income per share	$2.96	$4.16	$4.13	$7.88

The Corporation granted 1,028,883 shares of restricted stock, 298,222 performance share units (PSUs) and 162,911 stock options during the six month period ended June 30, 2014 and 1,205,569 shares of restricted stock and 279,093 PSUs for the same period in 2013. The weighted average common shares used in the diluted earnings per share calculations exclude the effect of 1,978,777 and 2,577,984 out-of-the-money stock options for the three and six months ended June 30, 2014, respectively, as well as 3,793,948 and 5,091,024 out-of-the-money stock options for the three and six months ended June 30, 2013, respectively.

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common stock using proceeds from its announced asset divestiture program. In May 2014, the Corporation increased its board authorized share repurchase program to $6.5 billion. The share repurchase program commenced in August 2013. In the first half of 2014, the Corporation purchased approximately 20.9 million shares for a total cost of approximately $1,765 million, at an average cost of $84.33 per share including transaction fees. As of June 30, 2014, the Corporation has approximately $3.2 billion available under its board authorized plan for purchasing additional common shares.

12. Guarantees and Contingencies

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

The Corporation, along with many companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. The majority of the cases asserted against the Corporation have been settled. In March 2014, the Corporation agreed to settle claims against it arising out of an action brought by the State of New Jersey for approximately $35 million. The settlement is subject to entry of the settlement by the trial judge. The Corporation has reserves to fully cover this settlement amount. An action brought by the Commonwealth of Puerto Rico remained unresolved at June 30, 2014, for which the Corporation has recorded a reserve. In June 2014, the Commonwealth of Pennsylvania filed a lawsuit in state court in Pennsylvania alleging that Hess Corporation and all major oil companies with operations in Pennsylvania have damaged the ground waters in Pennsylvania by introducing gasoline with MTBE into the Commonwealth. This action has been removed to the Federal court and will likely be forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York. It is reasonably possible that the Corporation has incurred a loss relating to this matter, but at this early stage it is unable to estimate a range of potential liability.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Segment Information

The Corporation has substantially completed its transition to a pure play E&P company. The results of operations for its retail, energy marketing, terminal and refining businesses have been classified as discontinued operations. See also Note 1, Basis of Presentation and Note 2, Discontinued Operations, in the Notes to the Consolidated Financial Statements for additional disclosures related to these divestures. The Corporation currently has one operating segment, Exploration and Production, and a Corporate, Interest and Other segment which includes the energy trading operations and an interest in a power plant joint venture that is being divested.

The Corporation’s results by operating segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Sales and other operating revenues:
Exploration and Production	$2,829	$3,011	$5,502	$6,477
Corporate, Interest and Other	17	58	116	60

Total	$2,846	$3,069	$5,618	$6,537

Net income (loss) attributable to Hess Corporation:
Exploration and Production	$1,057	$1,533	$1,565	$2,819
Corporate, Interest and Other	(89)	(118)	(217)	(239)

Income from continuing operations	968	1,415	1,348	2,580
Discontinued operations	(37)	16	(31)	127

Total	$931	$1,431	$1,317	$2,707

Identifiable assets by operating segment were as follows:

	June 30, 2014	December 31, 2013
	(In millions)
Exploration and Production	$36,183	$37,863
Corporate, Interest and Other	2,608	2,144

Continuing operations	38,791	40,007
Discontinued operations	2,280	2,747

Total	$41,071	$42,754

14. Financial Risk Management and Trading Activities

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities refer to the mitigation of these risks through hedging activities. The Corporation is also exposed to refined petroleum product margins related to its retail business and commodity price risks primarily related to crude oil, natural gas, refined petroleum products and electricity, as well as foreign currency values from a 50% voting interest in a consolidated trading partnership. Hess has announced that it is divesting both of these businesses.

In conjunction with the sale of the energy marketing business in the fourth quarter of 2013, certain derivative contracts, including new transactions following the closing date, (the “delayed transfer derivative contracts”) were not transferred to Direct Energy, a North American subsidiary of Centrica plc (Centrica), as required customer or regulatory consents had not been obtained. However, the agreement entered into between Hess and Direct Energy on the closing date transferred all

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

economic risks and rewards of the energy marketing business, including the ownership of the delayed transfer derivative contracts, to Direct Energy. The transfer of these remaining contracts was substantially complete by the end of the second quarter of 2014.

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

Corporate Financial Risk Management Activities: Corporate financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas produced by the Corporation or to reduce exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of the Corporation’s crude oil or natural gas production. Forward contracts may also be used to purchase certain currencies in which the Corporation does business with the intent of reducing exposure to foreign currency fluctuations. These forward contracts comprise various currencies, primarily the British Pound and Danish Krone. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

The gross volumes of the Corporate risk management derivative contracts outstanding were as follows:

	June 30, 2014	December 31, 2013
Commodity, primarily crude oil (millions of barrels)	27	9
Foreign exchange (millions of USD*)	$1,245	$220
Interest rate swaps (millions of USD)	$1,000	$865

*	Denominated in U.S. dollars (USD).

In the fourth quarter of 2013, the Corporation entered into Brent crude oil fixed-price swap contracts to hedge 25,000 barrels of oil per day (bopd) for calendar year 2014. This 2014 hedging program was extended by 5,000 bopd in the first quarter of 2014 and an additional 10,000 bopd in the second quarter of 2014. These Brent crude oil hedges are at an overall average price of $109.17 per barrel. In addition, during the second quarter of 2014 the Corporation entered into West Texas Intermediate (WTI) crude oil fixed-price swap contracts to hedge 20,000 bopd for the remainder of 2014 at an average price of $100.41 per barrel. In 2013, the Corporation had Brent crude oil fixed-price swap contracts to hedge 90,000 bopd of crude oil sales volumes at an average price of approximately $109.70 per barrel.

Realized losses from E&P crude oil hedging activities decreased E&P Sales and other operating revenues by $6 million and $3 million for the three and six months ended June 30, 2014, respectively ($4 million and $2 million after income taxes, respectively). Realized gains from E&P hedging activities increased Sales and other operating revenues by $52 million and $34 million for the three and six months ended June 30, 2013, respectively ($33 million and $22 million after income taxes, respectively). At June 30, 2014, the after-tax deferred losses in Accumulated other comprehensive income (loss) related to

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

crude oil hedges were $16 million, which will be reclassified into Sales and other operating revenues in the Statement of Consolidated Income during the remainder of 2014 as the hedged crude oil sales are recognized in earnings. Losses from ineffectiveness of crude oil hedges, that were recognized immediately in Sales and other operating revenues, were approximately $3 million and $4 million for the three and six months ended June 30, 2014, respectively, and a gain of $3 million and $18 million for the three and six months ended June 30, 2013, respectively.

At June 30, 2014 and December 31, 2013, the Corporation had interest rate swaps with gross notional amounts of $1,000 million and $865 million, respectively, which were designated as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. For the three months ended June 30, 2014 and 2013, the Corporation recorded an increase of approximately $4 million and a decrease of $23 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt. For the six months ended June 30, 2014 and 2013, the Corporation recorded an increase of $5 million and a decrease of $28 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Gains or losses on foreign exchange contracts that are not designated as hedges are recognized immediately in Other, net in Revenues and non-operating income in the Statement of Consolidated Income.

Net realized and unrealized pre-tax gains (losses) on derivative contracts used in Corporate Financial Risk Management activities and not designated as hedges amounted to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Foreign exchange	$(13)	$(7)	$(13)	$(40)
Commodity	3	—	3	—

Total	$(10)	$(7)	$(10)	$(40)

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

The gross volumes of derivative contracts outstanding related to trading activities were as follows:

	June 30, 2014	December 31, 2013
Commodity
Crude oil and refined petroleum products (millions of barrels)	1,311	1,815
Natural gas (millions of mcf)	2,705	2,735
Electricity (millions of megawatt hours)	1	1
Foreign exchange (millions of USD)	$91	$52
Equity securities (millions of shares)	14	11

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pre-tax unrealized and realized gains (losses) recorded in the Statement of Consolidated Income from trading activities amounted to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Commodity	$10	$54	$95	$47
Foreign exchange	(1)	1	(1)	1
Equity and other	5	2	20	8

Total*	$14	$57	$114	$56

*	The unrealized pre-tax gains and losses included in earnings were primarily reflected in Sales and other operating revenues.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides information about the effect of netting arrangements on the presentation of the Corporation’s physical and financial derivative assets and (liabilities) that are measured at fair value, with the effect of “single counterparty multilateral netting” being included in column (v):

	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amounts
		Physical Derivative and Financial Instruments	Cash Collateral (a)
	(i)	(ii)	(iii)	(iv)=(i)+(ii)+(iii)	(v)	(vi)=(iv)+(v)
	(In millions)
June 30, 2014
Assets
Derivative contracts
Commodity	$2,149	$(1,859)	$(68)	$222	$(1)	$221
Interest rate and other	77	(15)	(7)	55	(1)	54
Counterparty netting	—	(12)	—	(12)	—	(12)

Total derivative contracts	$2,226	$(1,886)	$(75)	$265	$(2)	$263

Liabilities
Derivative contracts
Commodity	$(2,263)	$1,859	$39	$(365)	$1	$(364)
Other	(30)	15	—	(15)	1	(14)
Counterparty netting	—	12	—	12	—	12

Total derivative contracts	$(2,293)	$1,886	$39	$(368)	$2	$(366)

December 31, 2013 (b)
Assets
Derivative contracts
Commodity	$3,086	$(1,867)	$(79)	$1,140	$(41)	$1,099
Interest rate and other	51	(10)	—	41	(3)	38
Counterparty netting	—	(206)	—	(206)	—	(206)

Total derivative contracts	$3,137	$(2,083)	$(79)	$975	$(44)	$931

Liabilities
Derivative contracts
Commodity	$(3,212)	$1,867	$168	$(1,177)	$41	$(1,136)
Other	(12)	10	—	(2)	3	1
Counterparty netting	—	206	—	206	—	206

Total derivative contracts	$(3,224)	$2,083	$168	$(973)	$44	$(929)

(a)	All cash collateral was offset in the Consolidated Balance Sheet.
(b)	Assets and liabilities in 2013 include amounts relating to the divested energy marketing business.

The net assets and liabilities that were offset in the Consolidated Balance Sheet as reflected in column (iv) of the table above were primarily included in Accounts receivable — Trade and Accounts payable, respectively. Included in these net amounts were the assets and liabilities related to the Corporation’s discontinued operations of approximately $1 million and $4 million, respectively, as of June 30, 2014, and $612 million and $620 million, respectively, as of December 31, 2013. The assets and liabilities relating to the discontinued operations at June 30, 2014 were classified as Assets held for sale and Liabilities associated with assets held for sale.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the gross and net fair values of the corporate and trading derivative instruments and, at December 31, 2013 also includes energy marketing risk management derivative instruments:

	Accounts Receivable	Accounts Payable
	(In millions)
June 30, 2014
Derivative contracts designated as hedging instruments
Commodity	$—	$(25)
Interest rate and other	42	(2)

Total derivative contracts designated as hedging instruments	42	(27)

Derivative contracts not designated as hedging instruments (a)
Commodity	2,149	(2,238)
Foreign exchange	3	(15)
Equity and other	32	(13)

Total derivative contracts not designated as hedging instruments	2,184	(2,266)

Gross fair value of derivative contracts	2,226	(2,293)
Master netting arrangements	(1,886)	1,886
Cash collateral (received) posted	(75)	39

Net fair value of derivative contracts	$265	$(368)

December 31, 2013 (b)
Derivative contracts designated as hedging instruments
Commodity	$11	$(3)
Interest rate and other	36	(1)

Total derivative contracts designated as hedging instruments	47	(4)

Derivative contracts not designated as hedging instruments (a)
Commodity	3,075	(3,209)
Foreign exchange	2	(3)
Other	13	(8)

Total derivative contracts not designated as hedging instruments	3,090	(3,220)

Gross fair value of derivative contracts	3,137	(3,224)
Master netting arrangements	(2,083)	2,083
Cash collateral (received) posted	(79)	168

Net fair value of derivative contracts	$975	$(973)

(a)	Includes trading derivatives and derivatives used for risk management.
(b)	Assets and liabilities in 2013 include amounts relating to the divested energy marketing business.

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
	(In millions)
June 30, 2014
Assets
Derivative contracts
Commodity	$124	$182	$54	$(70)	$(68)	$222
Interest rate and other	18	42	3	(1)	(7)	55
Collateral and counterparty netting	(5)	(7)	—	—	—	(12)

Total derivative contracts	137	217	57	(71)	(75)	265
Other assets measured at fair value on a recurring basis	66	—	—	—	—	66

Total assets measured at fair value on a recurring basis	$203	$217	$57	$(71)	$(75)	$331	(a)

Liabilities
Derivative contracts
Commodity	$(84)	$(375)	$(15)	$70	$39	$(365)
Other	(2)	(12)	(2)	1	—	(15)
Collateral and counterparty netting	5	7	—	—	—	12

Total derivative contracts	(81)	(380)	(17)	71	39	(368)
Other liabilities measured at fair value on a recurring basis	(114)	—	—	—	—	(114)

Total liabilities measured at fair value on a recurring basis	$(195)	$(380)	$(17)	$71	$39	$(482	)(b)

Other fair value measurement disclosures
Long-term debt (c)	$—	$(7,254)	$—	$—	$—	$(7,254)

December 31, 2013 (d)
Assets
Derivative contracts
Commodity	$254	$579	$494	$(108)	$(79)	$1,140
Interest rate and other	2	37	3	(1)	—	41
Collateral and counterparty netting	(15)	(191)	—	—	—	(206)

Total derivative contracts	241	425	497	(109)	(79)	975
Other assets measured at fair value on a recurring basis	—	—	—	—	—	—

Total assets measured at fair value on a recurring basis	$241	$425	$497	$(109)	$(79)	$975

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Counterparty netting	Collateral	Balance
	(In millions)
December 31, 2013 (d)
Liabilities
Derivative contracts
Commodity	$(97)	$(1,071)	$(285)	$108	$168	$(1,177)
Other	—	(3)	—	1	—	(2)
Collateral and counterparty netting	15	191	—	—	—	206

Total derivative contracts	(82)	(883)	(285)	109	168	(973)
Other liabilities measured at fair value on a recurring basis	(31)	—	—	—	—	(31)

Total liabilities measured at fair value on a recurring basis	$(113)	$(883)	$(285)	$109	$168	$(1,004)

Other fair value measurement disclosures
Long-term debt (c)	$—	$(6,641)	$—	$—	$—	$(6,641)

(a)	Includes a total of $137 million of Level 1, $217 million of Level 2 and $56 million of Level 3 assets that relate to the Corporation’s continuing operations.
(b)	Includes a total of $82 million of Level 1, $378 million of Level 2 and $14 million of Level 3 liabilities that relate to the Corporation’s continuing operations.
(c)	Long-term debt, including current maturities, had a carrying value of $6,077 million and $5,798 million at June 30, 2014 and December 31, 2013, respectively.
(d)	Assets and liabilities in 2013 include amounts relating to the divested energy marketing business.

In addition to the financial assets and liabilities disclosed in the tables above, the Corporation had other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, for which the carrying value approximated their fair value at June 30, 2014 and December 31, 2013.

The following table provides net transfers into and out of each level of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Transfers into Level 1	$—	$(18)	$(10)	$(19)
Transfers out of Level 1	(1)	62	(1)	62

	$(1)	$44	$(11)	$43

Transfers into Level 2	$2	$(92)	$(16)	$(92)
Transfers out of Level 2	(1)	19	4	18

	$1	$(73)	$(12)	$(74)

Transfers into Level 3	$1	$—	$7	$2
Transfers out of Level 3	(1)	29	16	29

	$—	$29	$23	$31

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

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides changes in physical derivatives and financial assets and (liabilities) primarily related to commodities that are measured at fair value based on Level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Balance at beginning of period	$59	$70	$212	$141
Unrealized pre-tax gains (losses) included in earnings (a)	4	2	(300)	(61)
Purchases (b)	6	12	11	40
Sales (b)	(6)	(8)	(10)	(31)
Settlements (c)	(23)	2	104	(13)
Transfers into Level 3	1	—	7	2
Transfers out of Level 3	(1)	29	16	29

Balance at end of period	$40	$107	$40	$107

(a)

The unrealized pre-tax gains and losses included in earnings were reflected in Sales and other operating revenues and Income (loss) from discontinued operations in the Statement of Consolidated Income.

(b)

Purchases and sales primarily represent option premiums paid or received, respectively, during the reporting period and were reflected in Sales and other operating revenues and Income (loss) from discontinued operations in the Statement of Consolidated Income.

(c)

Settlements represent realized gains and losses on derivatives settled during the reporting period and were reflected in Sales and other operating revenues and Income (loss) from discontinued operations in the Statement of Consolidated Income.

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

	Unit of Measurement	Range / Weighted Average
June 30, 2014
Assets
Commodity contracts with a fair value of $54 million Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$94.62 - 198.79 / 146.04

Basis prices
Natural gas	$ / MMBTU (c)	$(1.37) - 3.76 / 1.59

Contract volatilities
Crude oil and refined petroleum products	%	7.00 - 16.00 / 13.00
Natural gas	%	18.00 -31.00 /23.00

Liabilities
Commodity contracts with a fair value of $15 million Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$104.93 - 198.79 / 146.92

Contract volatilities
Crude oil and refined petroleum products	%	7.00 - 16.00 / 11.00

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Unit of Measurement	Range / Weighted Average
December 31, 2013 (d)
Assets
Commodity contracts with a fair value of $494 million Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$78.45 - 228.86 / 118.68
Electricity	$ / MWH (b)	$19.52 - 165.75 / 45.76

Basis prices
Natural gas	$ / MMBTU (c)	$(4.99) - 18.10 / 0.23

Contract volatilities
Crude oil and refined petroleum products	%	16.00 - 18.00 / 17.00
Natural gas	%	17.00 - 35.00 / 22.00
Electricity	%	16.00 - 36.00 / 23.00

Liabilities
Commodity contracts with a fair value of $285 million Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$57.45 - 183.89 / 122.54
Electricity	$ / MWH (b)	$26.48 - 155.33 / 43.12

Basis prices
Natural gas	$ / MMBTU (c)	$(1.90) - 18.00 /(0.62)

Contract volatilities
Crude oil and refined petroleum products	%	16.00 - 17.00 / 17.00
Natural gas	%	34.00 - 35.00 / 35.00
Electricity	%	16.00 - 36.00 / 22.00

(a)	Price per barrel.
(b)	Price per megawatt hour.
(c)	Price per million British thermal unit.
(d)	Assets and liabilities in 2013 include amounts relating to the divested energy marketing business.
Note:	Fair value measurement for all recurring inputs was performed using a combination of income and market approach techniques.

Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. As of June 30, 2014, the Corporation’s net Accounts receivable — Trade related to continuing operations were concentrated with the following counterparty industry segments: Integrated Oil Companies — 43%, Refiners — 21%, Financial Institutions — 12%, Government Entities — 10% and Trading Companies — 8%. As of December 31, 2013, the Corporation’s net Accounts receivable — Trade were concentrated as follows: Integrated Oil Companies — 45%, Refiners — 18%, Financial Institutions — 14%, Government Entities — 8% and Trading Companies — 7%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At June 30, 2014 and December 31, 2013, the Corporation held cash from counterparties of $75 million and $79 million, respectively. The Corporation posted cash to counterparties at June 30, 2014 and December 31, 2013, of $39 million and $168 million, respectively.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Corporation had outstanding letters of credit totaling $223 million and $410 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the $223 million in outstanding letters of credit were primarily issued to satisfy international E&P collateral requirements. There were outstanding letters of credit related to discontinued operations totaling $12 million at June 30, 2014 and $198 million at December 31, 2013. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of June 30, 2014, the net liability related to both realized and unrealized derivative contracts with contingent collateral provisions was approximately $59 million ($281 million at December 31, 2013). There was no cash collateral posted on those derivatives at June 30, 2014 ($31 million at December 31, 2013). At June 30, 2014 and at December 31, 2013, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If one of the three agencies were to downgrade the Corporation’s rating to below investment grade, the Corporation would be required to post additional collateral of approximately $54 million at June 30, 2014 and $134 million at December 31, 2013.

PART I — FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hess Corporation (the Corporation or Hess) is a global Exploration and Production (E&P) company that develops, produces, purchases, transports and sells crude oil and natural gas. In March 2013, the Corporation announced an asset sales program that included divesting its downstream businesses and oil and gas properties in Indonesia and Thailand to continue its transformation into a more focused pure play E&P company. Other actions announced by the Corporation included the pursuit of monetizing Bakken midstream assets by 2015 and returning capital to shareholders. In the third quarter of 2013, the Corporation increased its quarterly dividend 150% to $0.25 per common share and commenced share repurchases under an authorized $4 billion share repurchase program. In May 2014, the Corporation increased this share repurchase program to $6.5 billion from $4 billion. Through June 30, 2014, Hess purchased a total of 40.2 million common shares at a cost of approximately $3.3 billion under its share repurchase program.

Second Quarter Results

The Corporation reported net income of $931 million in the second quarter of 2014, compared with $1,431 million in the second quarter of 2013. Excluding items affecting comparability of earnings between periods on page 28, net income was $432 million in the second quarter of 2014 as compared to $520 million in the second quarter of 2013, primarily due to the impact on operating earnings related to divesting E&P assets and downstream businesses. E&P crude oil and natural gas production was 319,000 barrels of oil equivalent per day (boepd) in the second quarter of 2014 and 341,000 boepd in the same period in 2013. E&P asset sales reduced second quarter 2014 production by 43,000 boepd and continued shut-in of Libyan production due to civil unrest reduced production by 24,000 boepd, compared to the second quarter of 2013.

Exploration and Production

E&P earnings were $1,057 million in the second quarter of 2014 compared with $1,533 million in the second quarter of 2013. Excluding items affecting comparability of earnings between periods, E&P net income was $483 million and $600 million in the second quarter of 2014 and 2013, respectively. In the second quarter of 2014, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $101.70 per barrel, up from $97.89 per barrel in the second quarter of 2013. The Corporation’s average worldwide natural gas selling price was $6.35 per thousand cubic feet (mcf) in the second quarter of 2014, compared with $6.44 per mcf in the second quarter of 2013. Pro forma production, which excludes production from assets sold as well as any production from Libya, was 310,000 boepd and 265,000 boepd in the second quarter of 2014 and 2013, respectively. The Corporation expects pro forma production to average between 300,000 boepd and 305,000 boepd for the third quarter of 2014, reflecting planned seasonal maintenance shutdowns in the Gulf of Mexico and North Sea, which are expected to reduce third quarter production by approximately 20,000 boepd. The Corporation continues to expect full year 2014 pro forma production to be between 305,000 boepd and 315,000 boepd.

The following is an update of E&P activities:

•

In North Dakota, net production from the Bakken oil shale play averaged 80,000 boepd for the second quarter of 2014, an increase of 25% from 64,000 boepd in the second quarter of 2013. Production increased primarily due to ongoing field development and the expanded Tioga Gas Plant commencing operations in late March 2014. The Corporation brought 53 gross operated wells on production in the quarter, bringing the year-to-date total to 83 wells. Drilling and completion costs per operated well averaged $7.4 million in the second quarter of 2014, a reduction of 12% from the second quarter of 2013. The Corporation expects Bakken production to average between 85,000 boepd and 90,000 boepd for the third quarter of 2014 and continues to expect full year 2014 Bakken production to be between 80,000 boepd and 90,000 boepd.

•

At the Valhall Field in Norway, net production averaged 31,000 boepd in the second quarter of 2014 compared with 13,000 boepd in the year-ago quarter, which reflected start-up operations following completion of a redevelopment project in 2013, ongoing drilling and higher uptimes. The Crestal Gas Lift Project (Phase 1) commenced in June with commissioning expected in the second quarter of 2015. Full year 2014 net production from Valhall is forecast to be in the range of 30,000 boepd to 35,000 boepd.

•

In the North Malay Basin, the Corporation signed a gas sales agreement with the Malaysian government and awarded an installation and commissioning contract for a central processing platform, a bridge-linked wellhead platform and three remote wellhead platforms. Production from the Early Production System averaged 7,000 boepd in the second quarter of 2014.

PART I — FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

•	In Libya, production from the Waha fields was shut-in beginning in the third quarter of 2013 and remains shut-in due to continued civil unrest in the country.

•

In April 2014, the Corporation completed the sale of its assets in Thailand, for cash proceeds of approximately $805 million. The Thailand assets were producing at a rate of 19,000 boepd at the time of sale.

•

In the Utica shale, the Corporation completed the sale of a further 30,000 net acres, including related wells and facilities in the Corporation’s 100% owned acreage in the dry gas area of the play, for cash proceeds of approximately $485 million. In addition, ten wells were drilled on the Corporation’s joint venture acreage during the second quarter of 2014.

•

At the Tubular Bells development in the deepwater Gulf of Mexico, the offshore hook-up and final commissioning activities continued in the second quarter with first oil from the field planned for September 2014. The drilling of a fourth production well also commenced in the second quarter.

•

During the second quarter, the Corporation received U.S. governmental approval to unitize Blocks 468, 512 and the eastern half of 511, collectively referred to as the Stampede area. The development project continues to progress, and project sanction is expected later this year. In addition, during the quarter, the Corporation wrote-off a previously capitalized exploration well in the western half of Block 469 in the Gulf of Mexico which resulted in a pre-tax charge of $169 million ($105 million after income taxes) since the block will not be part of a unitized Stampede development project.

•

The Corporation recorded pre-tax charges of $135 million ($68 million after-tax) to write-off leasehold acreage in the Paris Basin of France, the Shakrok Block in Kurdistan and its interest in a natural gas exploration project, offshore Sabah, Malaysia.

•

In the Deepwater Tano Cape Three Points Block, offshore Ghana, the Corporation commenced drilling of a three well appraisal program in the second quarter of 2014. The first well in the program, Pecan #2A, was completed in June. The second well, Pecan #3A, was also drilled and is currently undergoing production testing as planned with results expected in the third quarter. The final well of the appraisal program is expected to be drilled in the third quarter.

Downstream Businesses

The Corporation’s downstream businesses consisted of its retail, energy marketing, terminal, energy trading and refining operations, together with its interests in two power plant joint ventures. By year-end 2013, the energy marketing and terminal businesses had been divested and the remaining refining operation had been shut down. In May 2014, the Corporation announced the sale of its retail business for a total of $2.874 billion, comprising $2.6 billion in cash plus $274 million for retail gasoline station leases. The transaction, which is subject to customary closing conditions, is expected to be completed before year-end 2014. In January 2014, the Corporation acquired its partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million and the settlement of liabilities. In June 2014, the Corporation acquired 180 previously leased retail gasoline stations resulting in a pre-tax charge of $115 million ($72 million after-tax). Both of these transactions occurred in anticipation of the divestiture of the retail business. Also in June, the Corporation completed the sale of its 50% interest in a joint venture constructing an electric generating facility in Newark, New Jersey for cash proceeds of $320 million.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Exploration and Production	$1,057	$1,533	$1,565	$2,819
Corporate and Interest	(91)	(128)	(180)	(237)
Downstream businesses	(35)	26	(68)	125

Net income attributable to Hess Corporation	$931	$1,431	$1,317	$2,707

Net income attributable to Hess Corporation per share — Diluted	$2.96	$4.16	$4.13	$7.88

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods. The items in the table below are explained and the pre-tax amounts are discussed on pages 33 to 36.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Exploration and Production	$574	$933	$568	$1,521
Corporate and Interest	(9)	(1)	(17)	(12)
Downstream businesses	(66)	(21)	(112)	9

Total items affecting comparability of earnings between periods	$499	$911	$439	$1,518

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Revenues and Non-operating Income
Sales and other operating revenues	$2,829	$3,011	$5,502	$6,477
Gains on asset sales, net	766	1,111	776	1,799
Other, net	(28)	(18)	(34)	(53)

Total revenues and non-operating income	3,567	4,104	6,244	8,223

Costs and Expenses
Cost of products sold (excluding items shown separately below)	444	421	837	1,017
Operating costs and expenses	522	510	988	1,095
Production and severance taxes	78	97	140	227
Exploration expenses, including dry holes and lease impairment	460	200	579	419
General and administrative expenses	79	87	159	172
Depreciation, depletion and amortization	782	609	1,503	1,285

Total costs and expenses	2,365	1,924	4,206	4,215

Results of operations before income taxes	1,202	2,180	2,038	4,008
Provision for income taxes	145	478	473	1,013

Net income	1,057	1,702	1,565	2,995
Less: Net income attributable to noncontrolling interests	—	169	—	176

Net income attributable to Hess Corporation	$1,057	$1,533	$1,565	$2,819

Excluding the E&P items affecting comparability of earnings between periods in the table on page 34, the changes in E&P earnings were primarily attributable to the asset sales. Other items affecting the comparability of earnings are changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, exploration expenses and income taxes, as described below.

Selling Prices: Average realized crude oil selling prices, including the effect of hedging, were 4% and 5% higher in the second quarter and first six months of 2014, respectively, compared to the same periods in 2013 mainly due to the sale of the Corporation’s subsidiary in Russia in the second quarter of 2013, which realized significantly lower crude oil prices.

The Corporation’s average selling prices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Crude oil — per barrel (including hedging)
United States
Onshore	$92.44	$89.97	$90.35	$89.71
Offshore	100.42	106.71	99.89	107.11
Total United States	95.82	97.20	94.44	97.12

Europe	111.03	77.14	110.10	68.37
Africa	108.83	106.15	108.65	107.94
Asia	106.33	105.27	104.66	109.30
Worldwide	101.70	97.89	100.52	96.08

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Crude oil — per barrel (excluding hedging)
United States
Onshore	$92.44	$88.91	$90.35	$89.37
Offshore	101.09	103.43	100.24	106.03
Total United States	96.10	95.18	94.58	96.46

Europe	111.39	75.22	110.06	67.80
Africa	109.10	102.78	108.62	106.88
Asia	106.33	105.27	104.66	109.30
Worldwide	101.99	95.45	100.59	95.34

Natural gas liquids — per barrel
United States
Onshore	$36.99	$38.84	$40.91	$41.21
Offshore	32.21	27.81	33.14	27.80
Total United States	35.39	34.57	37.54	35.97

Europe	55.77	53.16	60.16	52.58
Asia	—	66.90	—	72.68
Worldwide	36.59	36.28	39.41	37.49

Natural gas — per mcf
United States
Onshore	$4.36	$3.19	$4.87	$3.03
Offshore	4.01	3.17	4.18	2.86
Total United States	4.22	3.18	4.52	2.94

Europe	10.51	9.99	11.01	9.08
Asia and other	7.24	7.39	7.23	7.57
Worldwide	6.35	6.44	6.72	6.53

Through June 30, 2014, the Corporation had entered into Brent crude oil fixed-price swap contracts to hedge a total of 40,000 barrels of oil per day (bopd) for the remainder of 2014 at an average price of $109.17 per barrel. In addition, the Corporation entered into West Texas Intermediate (WTI) crude oil fixed-price swap contracts to hedge 20,000 bopd for the remainder of 2014 at an average price of $100.41 per barrel. In 2013, the Corporation had Brent crude oil fixed-price swap contracts to hedge 90,000 bopd of crude oil sales volumes at an average price of approximately $109.70 per barrel.

Realized losses from E&P crude oil hedging activities decreased E&P Sales and other operating revenues by $6 million and $3 million for the three and six months ended June 30, 2014, respectively ($4 million and $2 million after income taxes, respectively). Realized gains from E&P hedging activities increased E&P Sales and other operating revenues by $52 million and $34 million for the three and six months ended June 30, 2013, respectively ($33 million and $22 million after income taxes, respectively).

Production volumes: The Corporation’s crude oil and natural gas production was 319,000 boepd in both the second quarter and first six months of 2014 and 341,000 boepd and 365,000 boepd for the same periods in 2013, respectively. Pro forma production, which excludes assets sold as well as any production from Libya, was 310,000 boepd and 302,000 boepd in the second quarter and first six months of 2014, respectively, and 265,000 boepd and 267,000 boepd in the same periods of 2013, respectively.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

The Corporation’s net average daily worldwide production by region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Crude oil — barrels per day
United States
Bakken	64	52	61	52
Other Onshore	9	11	9	12

Total Onshore	73	63	70	64
Offshore	54	48	53	48

Total United States	127	111	123	112

Europe	36	33	37	49
Africa	51	73	49	75
Asia	2	9	4	13

Total	216	226	213	249

Natural gas liquids — barrels per day
United States
Bakken	8	6	5	6
Other Onshore	5	4	4	4

Total Onshore	13	10	9	10
Offshore	7	6	7	7

Total United States	20	16	16	17

Europe	1	1	1	—
Asia	—	1	—	1

Total	21	18	17	18

Natural gas — mcf per day
United States
Bakken	48	39	31	37
Other Onshore	50	27	38	27

Total Onshore	98	66	69	64
Offshore	83	75	81	73

Total United States	181	141	150	137

Europe	35	15	36	14
Asia and other	275	427	345	437

Total	491	583	531	588

Barrels of oil equivalent per day*	319	341	319	365

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table beginning on page 29.

United States: Crude oil production was higher in the second quarter and first six months of 2014, compared to the corresponding periods in 2013, as a result of higher production from the Bakken oil shale play due to new wells and lower downtime at the Llano Field. Natural gas liquids production in the United States was higher in the second quarter of 2014, compared to the corresponding period in 2013, mainly due to higher production from the Bakken following the completion of the Tioga Gas Plant expansion project. Natural gas production was higher in the second quarter of 2014 compared to the second quarter of 2013 primarily due to higher production from the Utica Shale together with higher Bakken production.

PART I — FINANCIAL INFORMATION (CONT’D.)

Result of Operations (continued)

Natural gas production was also higher in the first six months of 2014 compared to the same period in 2013, largely due to the active drilling program in the Utica, partially offset by lower production from the Bakken caused by a shutdown at the Tioga Gas Plant to complete an expansion project in the first quarter of 2014.

Europe: Crude oil production was comparable in the second quarter of 2014 and 2013, as lower production due to the April 2013 sale of the Corporation’s Russian subsidiary, which was producing at an aggregate rate of approximately 50,000 bopd at the time of sale, was offset by higher production from the Valhall Field following completion of a redevelopment project in 2013. Crude oil production was lower in the first six months of 2014 compared to the same period in 2013 due to the sale of the Corporation’s Russian subsidiary referred to above, partially offset by an increase in production at Valhall in 2014. Natural gas production was higher in the second quarter and the first six months of 2014 following the ramp up in production at Valhall following the redevelopment project.

Africa: Crude oil production in Africa was lower in the second quarter and first six months of 2014, compared to the corresponding periods in 2013, primarily due to the ongoing shutdown of Libyan production, which began in the third quarter of 2013, due to civil unrest in the country. Libyan production was 24,000 bopd in both the second quarter and first six months of 2013.

Asia and other: Crude oil and natural gas production was lower in the second quarter and first six months of 2014 compared to the same periods in 2013, mainly due to asset sales. In January 2014, the Corporation sold its interest in the Pangkah asset, offshore Indonesia, which was producing at the rate of 10,000 boepd at the time of sale. This sale was followed by the divestiture of the Corporation’s Thailand assets in April 2014, which were producing at the rate of 19,000 boepd at the time of sale. In March 2013, the Corporation sold its interests in the Azeri-Chirag-Guneshli (ACG) fields in Azerbaijan, which were producing at the rate of 6,000 boepd at the time of sale, followed by the divesture in December 2013 of the Corporation’s interest in the Natuna A Field, offshore Indonesia, which was producing at the rate of 5,500 boepd at the time of sale. Natural gas production was also lower in the second quarter and first six months of 2014 due to a planned facility shutdown at the Joint Development Area of Malaysia/Thailand, partly offset by production from the North Malay Basin. Production commenced at the Early Production System in the fourth quarter of 2013.

Sales volumes: Lower sales volumes as a result of asset sales, decreased revenues in the second quarter and first six months of 2014, compared with the corresponding periods in 2013.

The Corporation’s worldwide sales volumes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Crude oil — barrels	20,193	21,180	37,943	45,947
Natural gas liquids — barrels	1,942	1,593	3,064	3,240
Natural gas — mcf	44,662	52,969	96,019	106,631

Barrels of oil equivalent*	29,578	31,601	57,010	66,959

Crude oil — barrels per day	222	233	210	254
Natural gas liquids — barrels per day	21	18	17	18
Natural gas — mcf per day	491	582	530	589

Barrels of oil equivalent per day*	325	347	315	370

*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table beginning on page 29.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Cost of Products Sold: Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from the Corporation’s partners in Hess operated wells or other third parties. The increase in Cost of products sold in the second quarter of 2014 compared with the same period in 2013 principally reflects higher volumes and prices of crude oil purchases from third parties. The decrease in the first six months of 2014 compared to the corresponding period in 2013 principally reflects lower volumes of crude oil purchases from third parties.

Cash Operating Costs: Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes, and E&P general and administrative expenses, decreased by approximately $15 million and $205 million in the second quarter and first six months of 2014, respectively, compared with the same periods in 2013, mainly due to lower production and severance taxes and other operating expenses following the sale of the Corporation’s assets in Indonesia, Russia and Azerbaijan, together with lower employee severance charges.

Depreciation, Depletion and Amortization: Depreciation, depletion and amortization (DD&A) expenses were higher in the second quarter and first six months of 2014, compared with the corresponding periods in 2013, mainly due to the mix of production volumes. The 2014 results included higher DD&A expense from the Bakken oil shale play and the Valhall Field, which have higher DD&A rates per barrel than the portfolio average. DD&A was also higher in 2014 as a result of higher production from the Llano Field and the Utica shale in the U.S. and new production from the North Malay Basin.

Excluding items affecting comparability of earnings between periods, cash operating costs per barrel of oil equivalent (boe) were $23.47 in the second quarter of 2014 compared with $21.72 in the second quarter of 2013 and DD&A costs were $26.88 in the second quarter of 2014 compared with $19.63 in the second quarter of 2013, resulting in total production unit costs of $50.35 and $41.35 per boe in the second quarter of 2014 and 2013, respectively. Excluding items affecting comparability of earnings between periods, cash operating costs per boe were $22.30 in the first six months of 2014 compared with $21.45 in the first six months of 2013 and DD&A costs were $26.04 in the first six months of 2014 compared with $19.44 in the first six months of 2013, resulting in total production unit costs of $48.34 and $40.89 per boe in the first six months of 2014 and 2013, respectively.

For the third quarter of 2014, cash operating costs are estimated to be in the range of $22.50 to $23.50 per boe and DD&A expenses are estimated to be in the range of $29.00 to $30.00 per boe. Full year 2014 guidance is estimated to be $21.50 to $22.50 per boe for cash operating costs and $28.00 to $29.00 for DD&A, for a range of total production unit costs of $49.50 to $51.50 per boe.

Exploration Expenses: Exploration expenses were higher in the second quarter and first six months of 2014 compared to the same periods in 2013, primarily due to higher dry hole expenses and leasehold amortization expenses. Exploration expenses in the second quarter of 2014 included $64 million for the Shakrok #1 exploration well that was completed in the second quarter and found noncommercial quantities of hydrocarbons. Exploration expenses in the second quarter of 2014 also included $169 million ($105 million after income taxes) to write-off a previously capitalized exploration well in the western half of Block 469 in the Gulf of Mexico and charges totaling $135 million pre-tax ($68 million after income taxes) to write-off leasehold acreage in the Paris Basin of France, the Shakrok Block in Kurdistan and the Corporation’s interest in a natural gas exploration project, offshore Sabah, Malaysia, all of which have been reported as items affecting comparability of earnings between periods.

Income Taxes: Excluding items affecting comparability between periods, the effective income tax rate for E&P operations was 37% in the first six months of 2014, compared to 43% for the same period in 2013, reflecting the shut-in of Libyan production. The third quarter 2014 E&P effective income tax rate is expected to be in the range of 33% to 35% and the full year 2014 is now expected to be in the range of 36% to 40%, down from the previous guidance of 37% to 41%, assuming no production from Libya.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of Corporate expenses between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Gains on asset sales, net	$741	$1,119	$741	$1,802
Noncontrolling interest share of gain on asset sale	—	(168)	—	(168)
Dry hole and other expenses	(105)	—	(105)	—
Leasehold impairment and other expenses	(68)	—	(68)	—
Employee severance	(9)	(9)	(15)	(76)
Other exit costs	15	(9)	15	(9)
Income tax charges	—	—	—	(28)

	$574	$933	$568	$1,521

    Gains on Asset Sales, net: In June 2014, the Corporation completed the sale of approximately 30,000 additional net acres, including related wells and facilities in the dry gas area of the Utica shale play, for cash proceeds of approximately $485 million, resulting in a pre-tax gain of $62 million ($35 million after income taxes). In April 2014, the Corporation completed the sale of its Thailand assets for cash proceeds of approximately $805 million. This transaction resulted in a pre-tax gain of $706 million ($706 million after income taxes). In April 2013, the Corporation completed the sale of its Russian subsidiary, Samara-Nafta, for cash proceeds of $2.1 billion after working capital and other adjustments. Based on the Corporation’s 90% interest in Samara-Nafta, after-tax proceeds to Hess were approximately $1.9 billion. This transaction resulted in a gain after income taxes of $1,119 million, which was reduced by $168 million for the noncontrolling interest holder’s share of the gain, resulting in a net gain attributable to the Corporation of $951 million. In the first quarter of 2013, the Corporation completed the sale of its interests in the Azeri-Chirag-Guneshli (ACG) fields, offshore Azerbaijan in the Caspian Sea, for cash proceeds of $884 million, resulting in a gain after income taxes of $360 million and completed the sale of its interests in the Beryl fields in the United Kingdom North Sea for cash proceeds of $442 million, resulting in a pre-tax gain of $328 million ($323 million after income taxes).

    Employee Severance: During the second quarter of 2014 and 2013, the Corporation recorded pre-tax charges of $11 million ($9 million after income taxes) and $12 million ($9 million after income taxes), respectively, resulting from the planned divestitures and transformation to a more focused pure play E&P company. Severance charges for the first six months of 2014 and 2013 were $17 million pre-tax ($15 million after income taxes) and $83 million pre-tax ($76 million after income taxes), respectively.

    Other Exit Costs: During the second quarter of 2014, the Corporation recorded net pre-tax income of $14 million ($15 million after income taxes) related to the release of certain leased office space obligations and other charges. In the second quarter of 2013, the Corporation recorded pre-tax charges of $9 million ($9 million after income taxes) related to contract termination and other costs relating to its exit from Russia.

    Income Tax Charges: In the first half of 2013, the Corporation recorded a non-cash income tax charge of $28 million as a result of a planned asset divestiture.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Corporate and Interest

The following table summarizes Corporate and Interest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Corporate expenses (excluding items affecting comparability)	$49	$87	$101	$138

Interest expense	105	129	205	245
Less: Capitalized interest	(20)	(12)	(39)	(22)

Interest expense, net	85	117	166	223

Corporate and interest expenses before income taxes	134	204	267	361
Income tax (benefits)	(52)	(77)	(104)	(136)

Net Corporate and interest expenses after income taxes	82	127	163	225
Items affecting comparability of earnings between periods, after-tax	9	1	17	12

Total Corporate and interest expenses after income taxes	$91	$128	$180	$237

Corporate expenses were lower in the second quarter and first six months of 2014 compared to the same periods in 2013, reflecting lower employee related costs, contract labor and professional fees. Interest expense, net was lower in the second quarter and first six months of 2014 compared to the corresponding periods in 2013, reflecting higher capitalized interest and lower average debt. Capitalized interest was higher in the second quarter and first six months of 2014 compared to the same periods in 2013, mainly due to the Tubular Bells Project in the Gulf of Mexico.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of Corporate expenses between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Employee severance	$(3)	$(1)	$(10)	$(12)
Facility and other exit costs	(6)	—	(7)	—

	$(9)	$(1)	$(17)	$(12)

Corporate expenses included pre-tax severance charges for the second quarter of 2014 of $6 million ($3 million after income taxes) and $1 million ($1 million after income taxes) for the second quarter of 2013. Corporate expenses included pre-tax severance charges for the six months ended June 30, 2014 of $16 million ($10 million after income taxes) and $19 million ($12 million after income taxes) for the six months ended June 30, 2013. Corporate expenses for the second quarter and six months ended June 30, 2014 also included exit costs of $9 million ($6 million after income taxes) and $11 million ($7 million after income taxes), primarily for professional fees.

Excluding items affecting comparability of earnings, corporate expenses for the third quarter of 2014 are expected to be between $30 million and $35 million after taxes and after-tax interest expenses are expected to be in the range of $55 million to $60 million. The estimate for corporate expenses for full year 2014 remains in the range of $125 million to $135 million after taxes and after-tax interest expenses are now estimated to be in the range of $215 million to $225 million, down from the Corporation’s previous guidance of $225 million to $235 million.

PART I — FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Downstream Businesses

The downstream businesses reported losses of $35 million in the second quarter of 2014 and losses of $68 million in the first six months of 2014, compared to earnings of $26 million in the second quarter of 2013 and $125 million in the first six months of 2013. These results included net after-tax charges totaling $66 million for the second quarter of 2014 and $112 million for the first six months of 2014 and net after-tax charges totaling $21 million for the second quarter of 2013 and net after-tax income of $9 million for the six months of 2013, from items affecting comparability of earnings as explained below. Excluding these items, the decrease in earnings in the second quarter and first half of 2014 compared to the same periods in 2013, was principally due to the impact of selling the energy marketing and terminals businesses in the fourth quarter of 2013.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of earnings of the downstream businesses between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Charge for termination of lease contracts for retail gasoline stations	$(72)	$—	$(72)	$—
Write down of equity investment	—	—	(52)	—
Employee severance	(6)	(13)	(19)	(56)
Exit costs and other charges	(10)	—	(30)	—
Port Reading refinery shutdown costs	(2)	(8)	(3)	(72)
LIFO inventory liquidations	24	—	40	137
Gain recognized on acquisition of controlling interest in equity investee	—	—	24	—

	$(66)	$(21)	$(112)	$9

During the second quarter of 2014, the Corporation recorded a charge of $115 million pre-tax ($72 million after income taxes) related to the termination of lease contracts and the purchase of retail gasoline stations in conjunction with the Corporation’s divestiture of its retail business. In the first quarter of 2014, the Corporation also recorded a charge of $84 million pre-tax ($52 million after income taxes) to reduce the carrying value of its investment in the Bayonne Energy Center (Hess 50%) to fair value.

During the three and six months ended June 30, 2014, the Corporation recognized employee severance costs totaling $11 million pre-tax ($6 million after income taxes) and $31 million pre-tax ($19 million after income taxes), respectively, compared with $20 million pre-tax ($13 million after income taxes) and $89 million pre-tax ($56 million after income taxes), respectively, in the prior year.

In the three and six months ended June 30, 2014, the Corporation recognized exit costs and other charges totaling $15 million pre-tax ($10 million after income taxes) and $47 million pre-tax ($30 million after income taxes), respectively. In the three and six months ended June 30, 2014, the Corporation recorded Port Reading refinery shutdown costs of $3 million pre-tax ($2 million after income taxes) and $4 million pre-tax ($3 million after income taxes), respectively, and for the three and six months ended June 30, 2013, $14 million pre-tax ($8 million after income taxes) and $115 million pre-tax ($72 million after income taxes), respectively. The Corporation recorded gains of $39 million pre-tax ($24 million after income taxes) in the three months ended June 30, 2014 and $64 million pre-tax ($40 million after income taxes) in the six months ended June 30, 2014, and $218 million pre-tax ($137 million after income taxes) in the six months ended June 30, 2013 relating to liquidation of last-in, first-out (LIFO) inventories. In January 2014, the Corporation recognized a gain of $39 million pre-tax ($24 million after income taxes) resulting from the required remeasurement of the Corporation’s original 44% investment in WilcoHess to fair value following acquisition of the remaining interest in the venture.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	June 30, 2014	December 31, 2013
	(In millions, except ratio)
Cash and cash equivalents	$2,205	$1,814
Short-term debt and current maturities of long-term debt	$124	$378
Total debt	$6,077	$5,798
Total equity	$24,354	$24,784
Debt to capitalization ratio*	20.0%	19.0%

*	Total debt as a percentage of the sum of total debt plus equity.

In June 2014, the Corporation issued $600 million of unsecured, fixed-rate notes ($598 million net of discount), comprising $300 million with a coupon of 1.3% scheduled to mature in June 2017 and $300 million with a coupon of 3.5% scheduled to mature in July 2024. The Corporation used the net proceeds from this offering primarily to finance the repayment of the $250 million of 7% notes that were repaid in the first quarter of 2014 and other general corporate purposes.

Cash Flows

The following table summarizes the Corporation’s cash flows:

	Six Months Ended June 30,
	2014	2013
	(In millions)
Cash flows from operating activities:
Cash provided by (used in) operating activities — continuing operations	$2,108	$2,024
Cash provided by (used in) operating activities — discontinued operations	(39)	42

Net cash provided by (used in) operating activities	2,069	2,066

Cash flows from investing activities:
Capital expenditures	(2,348)	(2,982)
Proceeds from asset sales	2,847	3,799
Other, net	(125)	(105)

Cash provided by (used in) investing activities — continuing operations	374	712
Cash provided by (used in) investing activities — discontinued operations	(404)	(37)

Net cash provided by (used in) investing activities	(30)	675

Cash flows from financing activities:
Cash provided by (used in) financing activities — continuing operations	(1,646)	(2,656)
Cash provided by (used in) financing activities — discontinued operations	(2)	(2)

Net cash provided by (used in) financing activities	(1,648)	(2,658)

Net increase (decrease) in cash and cash equivalents from continuing operations	836	80
Net increase (decrease) in cash and cash equivalents from discontinued operations	(445)	3

Net increase (decrease) in cash and cash equivalents	$391	$83

Operating activities: Net cash provided by operating activities was $2,069 million in the first half of 2014, compared with $2,066 million in the same period of 2013, reflecting the impact of changes in working capital, partially offset by lower operating earnings primarily as a result of the asset sales.

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Investing activities: Capital expenditures for E&P were $2,348 million in the first half of 2014 and $2,982 million in the same period in 2013, mainly due to reduced capital expenditures in the Bakken, reflecting lower well costs and improved capital efficiency. During the first half of 2014, the Corporation received proceeds of approximately $805 million from the sale of its assets in Thailand, approximately $650 million from the sale of the Pangkah Field, offshore Indonesia, approximately $1,075 million from the sale of dry gas acreage in the Utica, including related wells and facilities, and $320 million from the sale of the Corporation’s 50% interest in the Newark, New Jersey power plant. During the first half of 2013, the Corporation received proceeds of $3.5 billion from the sale of its interests in the ACG, Beryl and Eagle Ford fields, together with the sale of its interest in its Russian subsidiary, Samara-Nafta.

In the first half of 2014, the Corporation also had other investing activities related to the discontinued operations. In January 2014, the Corporation acquired its partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million. In June, the Corporation incurred capital expenditures of $105 million related to the acquisition of previously leased retail gasoline stations. Both of these transactions were undertaken in connection with the Corporation’s divestiture of its retail business.

Financing activities: In the first six months of 2014, the Corporation issued $600 million ($598 million net of discount) of unsecured, fixed-rate notes and repaid $500 million of debt, including $250 million of unsecured, fixed-rate notes, $74 million assumed in the acquisition of WilcoHess, and $152 million for the retirement of various lease obligations in connection with the Corporation’s purchase of retail gasoline stations. See also Note 2, Discontinued Operations, in the Notes to the Consolidated Financial Statements. During the first half of 2014, the Corporation purchased $1,735 million of common shares under its board authorized repurchase plan, which was increased to $6.5 billion from $4 billion in the second quarter of 2014. Dividends paid were $156 million in the first half of 2014 compared to $69 million in the first half of 2013. The dividend was $0.50 per common share during the first half of 2014 compared to $0.20 during the first half of 2013.

Future Capital Requirements and Resources

The Corporation anticipates investing approximately $5.8 billion in capital and exploratory expenditures during 2014 for E&P operations. The Corporation expects to fund its 2014 projected cash flow deficit, including capital expenditures, dismantlement obligations, dividends, pension contributions, debt repayments and share repurchases under its board authorized plan with existing cash on-hand, cash flows from operations, the June 2014 issuance of unsecured notes and proceeds from asset sales. Based on $100 per barrel Brent crude oil prices and projected production growth from the Bakken and Tubular Bells fields, the Corporation expects to generate free cash flow in 2015.

The Corporation’s board of directors has authorized a plan to repurchase up to $6.5 billion in outstanding Hess common stock. Through June 30, 2014, the Corporation has repurchased a total of approximately $3.3 billion of outstanding common stock, including $1.8 billion repurchased during the first six months of 2014.

The table below summarizes the capacity, usage and available capacity of the Corporation’s borrowing and letter of credit facilities at June 30, 2014:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity
		(In millions)
Revolving credit facility	April 2016	$4,000	$—	$—	$—	$4,000
Committed lines	Various*	1,525	—	39	39	1,486
Uncommitted lines	Various*	184	—	184	184	—

Total		$5,709	$—	$223	$223	$5,486

*	Committed and uncommitted lines have expiration dates through 2016.

The Corporation’s $223 million in letters of credit outstanding at June 30, 2014 were primarily issued to satisfy international E&P collateral requirements. See also Note 14, Financial Risk Management and Trading Activities, in the Notes to the Consolidated Financial Statements.

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

PART I — FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

The Corporation’s long-term debt agreements, including the revolving credit facility, contain financial covenants that restrict the amount of total borrowings and secured debt. These financial covenants do not currently impact the Corporation’s ability to issue indebtedness to fund its future capital requirements.

The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

Off-balance Sheet Arrangements

The Corporation had leveraged leases not included in its Consolidated Balance Sheet at December 31, 2013 that primarily related to gasoline stations operated by the retail business. The net present value of these leases amounted to $238 million at December 31, 2013. The Corporation terminated these lease agreements during the second quarter of 2014.

Market Risk Disclosures

As discussed in Note 14, Financial Risk Management and Trading Activities, in the Notes to the Consolidated Financial Statements, in the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities refer to the mitigation of these risks through hedging activities. The Corporation is also exposed to refined petroleum product margins related to its retail business and commodity price risks primarily related to crude oil, natural gas, refined petroleum products and electricity, as well as foreign currency values, from its 50% voting interest in a consolidated trading partnership. Hess has announced that it is divesting both of these businesses.

In conjunction with the Corporation’s sale of its energy marketing business in the fourth quarter of 2013, certain derivative contracts, including new transactions following the closing date, (the “delayed transfer derivative contracts”) were not transferred to Direct Energy, a North American subsidiary of Centrica plc (Centrica), as required customer or regulatory consents had not been obtained. However, the agreement entered into between Hess and Direct Energy on the closing date transferred all economic risks and rewards of the energy marketing business, including the ownership of the delayed transfer derivative contracts, to Direct Energy. The transfer of these remaining contracts was substantially complete by the end of the second quarter of 2014.

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

Corporate Financial Risk Management Activities

Corporate financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas produced by the Corporation or to reduce exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of the Corporation’s crude oil or natural gas production. Forward contracts may also be used to purchase certain currencies in which the Corporation does business with the intent of reducing exposure to foreign currency fluctuations. Interest rate swaps may also be used, generally to convert fixed-rate interest payments to floating.

The Corporation estimates that the value at risk for corporate financial risk management activities was approximately $15 million at June 30, 2014 and $13 million at December 31, 2013, which was primarily due to crude oil cash flow hedge positions, as described in Note 14, Financial Risk Management and Trading Activities, in the Notes to the Consolidated Financial Statements. The results may vary from time to time primarily as hedge levels change.

In the fourth quarter of 2013, the Corporation entered into Brent crude oil fixed-price swap contracts to hedge 25,000 bopd for calendar year 2014. This 2014 hedging program was extended by 5,000 bopd in the first quarter of 2014 and an additional 10,000 bopd in the second quarter of 2014. These hedges are at an average price of $109.17 per barrel. In addition, during the second quarter of 2014 the Corporation entered into West Texas Intermediate (WTI) crude oil fixed-price

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

swap contracts to hedge 20,000 bopd for the remainder of 2014 at an average price of $100.41 per barrel. The Corporation has outstanding foreign exchange contracts used to reduce its exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a gain of approximately $125 million at June 30, 2014.

The Corporation’s outstanding long-term debt of $6,077 million, including current maturities, had a fair value of $7,254 million at June 30, 2014. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $175 million at June 30, 2014. A 15% increase in the rate of interest would decrease the fair value of debt by approximately $170 million at June 30, 2014.

Trading Activities

Trading activities are conducted through a trading partnership in which the Corporation has a 50% voting interest that is currently for sale. The partnership intends to generate earnings through various strategies primarily using energy related commodities, securities and derivatives.

The Corporation estimates that the value at risk for trading activities, including commodities, was $6 million at June 30, 2014 and $4 million at December 31, 2013.

The information that follows represents 100% of the trading partnership, as well as the Corporation’s proprietary trading accounts for 2013. Derivative trading transactions are marked-to-market and unrealized gains or losses are recognized in earnings. Gains or losses from sales of physical products are recorded at the time of sale. Net realized gains and losses from trading activities for the three and six months ended June 30, 2014 amounted to a loss of $12 million and a gain of $89 million, respectively, compared to a loss of $9 million and a gain of $56 million for the corresponding periods in 2013, respectively.

The following table provides an assessment of the factors affecting the changes in the fair value of net assets (liabilities) relating to financial instruments and derivative commodity contracts used in trading activities:

	Six Months Ended June 30,
	2014	2013
	(In millions)
Fair value of contracts outstanding at January 1	$(161)	$(96)
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at June 30	(133)	(13)
Reversal of fair value for contracts closed during the period	152	(18)
Fair value of contracts entered into during the period and still outstanding	123	50

Fair value of contracts outstanding at June 30	$(19)	$(77)

The following table summarizes the sources of net asset (liability) fair values of financial instruments and derivative commodity contracts by year of maturity used in the Corporation’s trading activities at June 30, 2014:

	Total	2014	2015	2016 and beyond
	(In millions)
Sources of fair value
Level 1	$105	$95	$17	$(7)
Level 2	(169)	(90)	(89)	10
Level 3	45	9	35	1

Total	$(19)	$14	$(37)	$4

PART I — FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

The following table summarizes the fair values of receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at June 30, 2014 (in millions):

Investment grade determined by outside sources	$94
Investment grade determined internally*	152
Less than investment grade	35

Fair value of net receivables outstanding at end of period	$281

*	Based on information provided by counterparties and other available sources.

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

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2014.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Corporation, along with many companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. The majority of the cases asserted against the Corporation have been settled. In March 2014, the Corporation agreed to settle claims against it arising out of an action brought by the State of New Jersey for approximately $35 million. The settlement is subject to entry of the settlement by the trial judge. The Corporation has reserves to fully cover this settlement amount. An action brought by the Commonwealth of Puerto Rico remained unresolved at June 30, 2014, for which the Corporation has recorded a reserve. In June 2014, the Commonwealth of Pennsylvania filed a lawsuit in state court in Pennsylvania alleging that Hess Corporation and all major oil companies with operations in Pennsylvania have damaged the ground waters in Pennsylvania by introducing gasoline with MTBE into the Commonwealth. This action has been removed to the Federal court and will likely be forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York. It is reasonably possible that the Corporation has incurred a loss relating to this matter, but at this early stage it is unable to estimate a range of potential liability.

Item 2.	Share Repurchase Activities.

The Corporation’s share repurchase activities for the three months ended June 30, 2014, were as follows:

2014	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b) (In millions)

April	1,690,824	$85.76	1,690,824	$1,319
May	2,285,984	89.35	2,285,984	3,615
June	4,380,305	95.50	4,380,305	3,197

Total for the second quarter 2014	8,357,113	$91.85	8,357,113

(a)	Repurchased in open-market transactions. The average price paid per share was inclusive of transaction fees.
(b)

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common shares. In May 2014, the Corporation increased the repurchase program to $6.5 billion.

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

During the quarter ended June 30, 2014, Registrant filed the following reports on Form 8-K:

(i)

Filing dated June 25, 2014 reporting under Item 8.01 the completion of the sale of $300,000,000 of aggregate principal amount of 1.30% notes due June 15, 2017 and $300,000,000 aggregate principal amount of 3.50% notes due July 15, 2024 and reporting under Item 9.01 exhibits related thereto.

(ii)

Filing dated May 13, 2014 reporting under Items 5.03, 5.07 and 9.01 the amendments to Articles of Incorporation and Bylaws; the submission of matters to a vote of security holders and exhibits related thereto.

(iii)	Filing dated May 2, 2014 reporting under Item 5.02 departure of directors or certain officers; election of directors.

(iv)	Filing dated April 30, 2014 reporting under Items 2.02 and 9.01 a news release dated April 30, 2014 reporting results for the first quarter of 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION (REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Date: August 7, 2014