Form 10-Q
period 2014-09-30
HESS CORP
filed 2014-11-10
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

At September 30, 2014, there were 298,968,566 shares of Common Stock outstanding.

HESS CORPORATION

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2014	December 31, 2013
	(In millions, except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,120	$1,814
Accounts receivable
Trade	2,674	3,093
Other	385	432
Inventories	817	954
Other current assets	869	2,306
Total current assets	8,865	8,599
INVESTMENTS IN AFFILIATES	145	687
PROPERTY, PLANT AND EQUIPMENT
Total — at cost	46,142	45,950
Less: Reserves for depreciation, depletion, amortization and lease impairment	18,475	17,179
Property, plant and equipment — net	27,667	28,771
GOODWILL	1,858	1,869
DEFERRED INCOME TAXES	1,940	2,319
OTHER ASSETS	500	509
TOTAL ASSETS	$40,975	$42,754
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,712	$2,109
Accrued liabilities	2,954	3,551
Taxes payable	282	520
Short-term debt and current maturities of long-term debt	67	378
Total current liabilities	5,015	6,558
LONG-TERM DEBT	5,929	5,420
DEFERRED INCOME TAXES	2,316	2,292
ASSET RETIREMENT OBLIGATIONS	2,313	2,249
OTHER LIABILITIES AND DEFERRED CREDITS	1,037	1,451
Total liabilities	16,610	17,970
EQUITY
Hess Corporation stockholders’ equity
Common stock, par value $1.00
Authorized — 600,000,000 shares
Issued — 298,968,566 shares at September 30, 2014; 325,314,177 shares at December 31, 2013	299	325
Capital in excess of par value	3,417	3,498
Retained earnings	21,020	21,235
Accumulated other comprehensive income (loss)	(487)	(338)
Total Hess Corporation stockholders’ equity	24,249	24,720
Noncontrolling interests	116	64
Total equity	24,365	24,784
TOTAL LIABILITIES AND EQUITY	$40,975	$42,754

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
REVENUES AND NON-OPERATING INCOME
Sales and other operating revenues	$2,745	$2,720	$8,363	$9,257
Gains (losses) on asset sales	31	(5)	820	1,794
Other, net	26	(1)	(89)	(56)
Total revenues and non-operating income	2,802	2,714	9,094	10,995
COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	447	375	1,284	1,392
Operating costs and expenses	487	475	1,475	1,570
Production and severance taxes	69	84	209	311
Marketing expenses	34	27	99	87
Exploration expenses, including dry holes and lease impairment	90	154	669	573
General and administrative expenses	139	152	424	469
Interest expense	75	86	241	309
Depreciation, depletion and amortization	837	681	2,349	1,974
Total costs and expenses	2,178	2,034	6,750	6,685
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	624	680	2,344	4,310
Provision for income taxes	237	324	575	1,192
INCOME FROM CONTINUING OPERATIONS	387	356	1,769	3,118
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	643	62	612	189
NET INCOME	1,030	418	2,381	3,307
Less: Net income (loss) attributable to noncontrolling interests	22	(2)	56	180
NET INCOME ATTRIBUTABLE TO HESS CORPORATION	$1,008	$420	$2,325	$3,127
NET INCOME ATTRIBUTABLE TO HESS CORPORATION PER SHARE
BASIC:
Continuing operations	$1.21	$1.06	$5.55	$8.66
Discontinued operations	2.14	0.18	1.99	0.56
NET INCOME PER SHARE	$3.35	$1.24	$7.54	$9.22
DILUTED:
Continuing operations	$1.20	$1.05	$5.48	$8.56
Discontinued operations	2.11	0.18	1.96	0.55
NET INCOME PER SHARE	$3.31	$1.23	$7.44	$9.11
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	305.0	343.3	312.7	343.3
COMMON STOCK DIVIDENDS PER SHARE	$0.25	$0.25	$0.75	$0.45

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)

NET INCOME	$1,030	$418	$2,381	$3,307
OTHER COMPREHENSIVE INCOME (LOSS):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(8)	(5)	(18)	(46)
Income taxes on effect of hedge (gains) losses reclassified to income	3	2	7	17
Net effect of hedge (gains) losses reclassified to income	(5)	(3)	(11)	(29)
Change in fair value of cash flow hedges	90	(96)	64	69
Income taxes on change in fair value of cash flow hedges	(34)	37	(24)	(26)
Net change in fair value of cash flow hedges	56	(59)	40	43
Change in derivatives designated as cash flow hedges, after taxes	51	(62)	29	14
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	—	(4)	245
Income taxes on actuarial changes in plan liabilities	—	—	2	(89)
(Increase) reduction in unrecognized actuarial losses, net	—	—	(2)	156
Amortization of net actuarial losses	19	12	42	46
Income taxes on amortization of net actuarial losses	(7)	(5)	(15)	(17)
Net effect of amortization of net actuarial losses	12	7	27	29
Change in pension and other postretirement plans, after taxes	12	7	25	185
Foreign currency translation adjustment
Foreign currency translation adjustment	(166)	27	(203)	(266)
Reclassified to Gains (losses) on asset sales	—	—	—	119
Change in foreign currency translation adjustment	(166)	27	(203)	(147)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(103)	(28)	(149)	52

COMPREHENSIVE INCOME	927	390	2,232	3,359
Less: Comprehensive income (loss) attributable to noncontrolling interests	22	(2)	56	186
COMPREHENSIVE INCOME ATTRIBUTABLE TO HESS CORPORATION	$905	$392	$2,176	$3,173

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,381	$3,307
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,349	1,974
Exploratory dry hole costs	297	87
Exploration lease impairment	183	167
(Gains) losses on asset sales	(820)	(1,794)
Loss from equity affiliates	84	—
Stock compensation expense	65	52
Provision for deferred income taxes	233	392
Income from discontinued operations	(612)	(189)
Changes in operating assets and liabilities	(721)	(966)
Cash provided by (used in) operating activities — continuing operations	3,439	3,030
Cash provided by (used in) operating activities — discontinued operations	(32)	290
Net cash provided by (used in) operating activities	3,407	3,320
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,710)	(4,389)
Proceeds from asset sales	2,978	3,802
Other, net	(137)	(165)
Cash provided by (used in) investing activities — continuing operations	(869)	(752)
Cash provided by (used in) investing activities — discontinued operations	2,408	(60)
Net cash provided by (used in) investing activities	1,539	(812)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) of debt with maturities of 90 days or less	—	(1,313)
Debt with maturities of greater than 90 days
Borrowings	598	535
Repayments	(553)	(1,290)
Common stock acquired and retired	(2,638)	(500)
Cash dividends paid	(232)	(154)
Employee stock options exercised, including income tax benefits	191	84
Noncontrolling interests, net	(4)	(189)
Cash provided by (used in) financing activities — continuing operations	(2,638)	(2,827)
Cash provided by (used in) financing activities — discontinued operations	(2)	(2)
Net cash provided by (used in) financing activities	(2,640)	(2,829)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,306	(321)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,814	642
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,120	$321

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

				Accumulated
		Capital in		Other	Total Hess
	Common	Excess of	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Par	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions)
BALANCE AT JANUARY 1, 2014	$325	$3,498	$21,235	$(338)	$24,720	$64	$24,784
Net income			2,325		2,325	56	2,381
Other comprehensive income (loss)				(149)	(149)	—	(149)
Comprehensive income (loss)					2,176	56	2,232
Activity related to restricted common stock awards, net	1	46	—	—	47	—	47
Employee stock options, including income tax benefits	3	190	—	—	193	—	193
Performance share units	—	14	—	—	14	—	14
Cash dividends declared	—	—	(232)	—	(232)	—	(232)
Common stock acquired and retired	(30)	(331)	(2,308)	—	(2,669)	—	(2,669)
Noncontrolling interests, net	—	—	—	—	—	(4)	(4)
BALANCE AT SEPTEMBER 30, 2014	$299	$3,417	$21,020	$(487)	$24,249	$116	$24,365
BALANCE AT JANUARY 1, 2013	$342	$3,524	$17,717	$(493)	$21,090	$113	$21,203
Net income			3,127		3,127	180	3,307
Other comprehensive income (loss)				46	46	6	52
Comprehensive income (loss)					3,173	186	3,359
Activity related to restricted common stock awards, net	1	38	—	—	39	—	39
Employee stock options, including income tax benefits	2	93	—	—	95	—	95
Performance share units	—	12	—	—	12	—	12
Cash dividends declared	—	—	(154)	—	(154)	—	(154)
Common stock acquired and retired	(7)	(68)	(425)	—	(500)	—	(500)
Noncontrolling interests, net	—	—	14	—	14	(226)	(212)
BALANCE AT SEPTEMBER 30, 2013	$338	$3,599	$20,279	$(447)	$23,769	$73	$23,842

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of Hess Corporation’s (the Corporation or Hess) consolidated financial position at September 30, 2014 and December 31, 2013, and the consolidated results of operations and cash flows for the three and nine month periods ended September 30, 2014 and 2013. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

In the first quarter of 2013, the Corporation announced several initiatives to continue its transformation into a focused pure play Exploration and Production (E&P) company. The transformation plan included fully exiting the Corporation’s Marketing and Refining (M&R) businesses, the sale of mature E&P assets and monetizing Bakken midstream assets in 2015. The M&R businesses to be divested included retail, energy marketing, terminal, energy trading and refining operations, as well as the Corporation’s interests in two power plant joint ventures. In February 2013, the Corporation permanently ceased its refining operations at the Port Reading facility, completing its exit from all refining operations. In the fourth quarter of 2013, the Corporation completed the sale of its energy marketing and terminal businesses and in the third quarter of 2014, the Corporation completed the sale of its retail business. The Corporation’s interests in the two power plant joint ventures were sold in 2014. The results of the retail, energy marketing and terminal businesses as well as the Port Reading refining operations have been presented as discontinued operations for all periods in the Statement of Consolidated Income. See also Note 2, Discontinued Operations, Note 4, Dispositions and Note 16, Subsequent Events in the Notes to the Consolidated Financial Statements for additional disclosures related to the divestitures.

These financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain information in the financial statements and notes has been reclassified to conform to the current period presentation.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic ASC 606. This ASU is effective for the Corporation beginning in the first quarter of 2017 and early adoption is not permitted. The Corporation is currently assessing the impact of the ASU on its consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Discontinued Operations

Downstream businesses reported as discontinued operations in the Statement of Consolidated Income include the retail, energy marketing and terminal businesses as well as the Port Reading refining operations.

Sales and other operating revenues and Income from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Sales and other operating revenues	$3,029	$5,354	$9,163	$18,359
Income from discontinued operations before income taxes	$1,024	$96	$979	$292
Provision for income taxes	381	34	367	103
Income from discontinued operations, net of income taxes	$643	$62	$612	$189

In September 2014, the Corporation completed the sale of its retail business for cash proceeds of approximately $2.8 billion. This transaction resulted in a pre-tax gain of $954 million ($602 million after income taxes) after deducting the net book value of assets, including $115 million of goodwill. The Corporation recorded pre-tax gains of $183 million ($114 million after income taxes) and $228 million ($143 million after income taxes) in the third quarter of 2014 and 2013, respectively relating to the liquidation of last‑in, first‑out (LIFO) inventories. In addition, the Corporation recorded charges totaling $173 million pre-tax ($110 million after income taxes) in the third quarter of 2014 and $191 million pre‑tax ($120 million after income taxes) in the third quarter of 2013 for impairment, environmental, severance and exit-related activities associated with the divestiture of downstream operations.

During the nine months ended September 30, 2014 and 2013, the Corporation recognized pre-tax gains of $247 million ($154 million after income taxes) and $446 million pre-tax ($280 million after income taxes), respectively, relating to the liquidation of LIFO inventories. Total charges for impairment, environmental, Port Reading refinery shutdown costs, severance, and exit-related activities associated with the divestiture of downstream operations for the nine month periods ended September 30, 2014 and 2013, were $254 million pre-tax ($161 million after income taxes) and $390 million pre-tax ($245 million after income taxes), respectively. In addition, the Corporation recognized a pre-tax charge of $115 million ($72 million after income taxes) in the second quarter of 2014, related to the termination of lease contracts and the purchase of 180 retail gasoline stations.

In January 2014, the Corporation’s retail business acquired its partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million and the settlement of liabilities. In connection with this business combination, the Corporation recorded a pre-tax gain of $39 million ($24 million after income taxes) to remeasure the carrying value of the Corporation’s equity interest in WilcoHess to fair value and recorded goodwill of $115 million. Effective from the acquisition date, Hess consolidated the results of WilcoHess’ operations, which have been included in the results of the discontinued operations reported above. The assets and liabilities acquired from WilcoHess were included in the sale of the retail business in September 2014.

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Exit and Disposal Costs

The following table provides the components of and changes in the Corporation’s restructuring accruals:

	Exploration
	and	Corporate	Discontinued
	Production	and Other	Operations	Total
	(In millions)
Employee Severance
Balance at January 1, 2014	$32	$32	$107	$171
Provision	19	17	41	77
Payments	(32)	(20)	(60)	(112)
Balance at September 30, 2014	19	29	88	136
Facility and Other Exit Costs
Balance at January 1, 2014	53	17	48	118
Provision	(16)*	13	47	44
Payments, settlements and other	(36)	(12)	(86)	(134)
Balance at September 30, 2014	1	18	9	28
Total accruals at September 30, 2014	$20	$47	$97	$164

*	Represents the release from certain leased office space obligations.

The following table provides the classification of costs and expense reversals associated with the Corporation’s restructuring program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Employee Severance
Operating costs and expenses	$1	$1	$3	$45
Marketing expenses	1	—	2	5
Exploration expenses, including dry holes and lease impairment	1	1	5	16
General and administrative expenses	2	9	26	52
Income from discontinued operations	11	33	41	117
Total employee severance	$16	$44	$77	$235
Facility and Other Exit Costs
Marketing expenses	$3	$—	$3	$—
General and administrative expenses	2	—	(3)	9
Depreciation, depletion and amortization	—	—	(3)	—
Income from discontinued operations	15	13	47	48
Total facility and other exit costs	$20	$13	$44	$57

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The employee severance charges primarily resulted from the Corporation’s divestiture program announced in March 2013. The severance charges were based on probable amounts incurred under ongoing severance arrangements or other statutory requirements, plus amounts earned through September 30, 2014 under enhanced benefit arrangements. The expense associated with the enhanced benefits is recognized ratably over the estimated service period required for the employee to earn the benefit upon termination.

The Corporation expects to incur additional enhanced severance benefit charges of approximately $1 million beyond the amounts accrued at September 30, 2014. The Corporation’s estimate of employee severance costs could change due to a number of factors, including the number of employees that work through the requisite service date and the timing of when each remaining divestiture occurs.

For the accrued employee severance at September 30, 2014 totaling $136 million, the Corporation expects to pay approximately 60% in 2014, 35% in 2015 and the remainder in 2016. For the accrued facility and other exit costs totaling $28 million, the Corporation expects to pay approximately 30% in 2014 and the remainder in 2015 and beyond.

4. Dispositions

In the third quarter of 2014, the Corporation completed the sale of its interest in an exploration asset in the United Kingdom North Sea for $53 million which resulted in a pre-tax gain of $33 million ($33 million gain after income taxes) and its joint venture interest in the Bayonne Energy complex for $79 million, which did not result in a gain or loss. In June 2014, the Corporation completed the sale of its joint venture interest in an electric generating facility in Newark, New Jersey for cash proceeds of $320 million, resulting in a pre-tax gain of approximately $13 million ($8 million gain after income taxes). Also in the first six months of 2014, the Corporation completed the sale of a total of approximately 77,000 net acres in the dry gas area of the Utica shale play including related wells and facilities, for total cash proceeds of approximately $1,075 million and recorded a pre-tax gain of $62 million ($35 million gain after income taxes) after deducting the net book value of assets, including allocated goodwill of $11 million.  In April 2014, the Corporation completed the sale of its E&P interests in Thailand for cash proceeds of approximately $805 million.  This transaction resulted in a pre-tax gain of $706 million ($706 million gain after income taxes) after deducting the net book value of assets, including allocated goodwill of $76 million. In the first quarter of 2014, the Corporation completed the sale of its interest in the Pangkah asset, offshore Indonesia for cash proceeds of approximately $650 million. This transaction resulted in a pre-tax gain of $31 million ($10 million loss after income taxes) after deducting the net book value of assets, including allocated goodwill of $56 million. In addition, the Corporation sold an exploration block in Indonesia for a pre-tax loss of $20 million ($11 million gain after income taxes).

In the second quarter of 2013, the Corporation sold its Russian subsidiary, Samara-Nafta, for cash proceeds of $2.1 billion after working capital and other adjustments. Net proceeds to Hess were approximately $1.9 billion. This transaction resulted in a pre-tax gain of $1,119 million ($1,119 million gain after income taxes). After reduction of the noncontrolling interest holder’s share of $168 million, which was reflected in Net income (loss) attributable to noncontrolling interests, the net gain attributable to the Corporation was $951 million. In March 2013, the Corporation sold its interests in the Azeri-Chirag-Guneshli (ACG) fields (Hess 3%), offshore Azerbaijan in the Caspian Sea, and the associated Baku-Tbilisi-Ceyhan (BTC) oil transportation pipeline company (Hess 2%) for cash proceeds of $884 million. The transaction resulted in a pre-tax gain of $360 million ($360 million after income taxes). In January 2013, the Corporation completed the sale of its interests in the Beryl fields and the Scottish Area Gas Evacuation System (SAGE) in the United Kingdom North Sea for cash proceeds of $442 million. The transaction resulted in a pre-tax gain of $328 million ($323 million after income taxes).

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2014	2013
	(In millions)
Crude oil	$326	$291
Refined petroleum products and natural gas	217	618
Less: LIFO adjustment	(44)	(339)
	499	570
Merchandise, materials and supplies	318	384
Total inventories	$817	$954

Inventories related to the E&P segment were $629 million at September 30, 2014 and $599 million at December 31, 2013.

6. Property, Plant and Equipment

Assets Held for Sale: At December 31, 2013, E&P assets totaling $1,097 million, primarily consisting of the net property, plant and equipment balances as well as allocated goodwill of $76 million, for the Corporation’s assets in Thailand and the Pangkah Field, offshore Indonesia (Hess 75%) were classified as held for sale and are reported within Other current assets in the Consolidated Balance Sheet. In addition, liabilities related to these properties totaling $286 million, primarily consisting of asset retirement obligations and deferred income taxes, are reported within Accrued liabilities. In 2014, the Corporation completed the sale of its interests in Thailand and Pangkah. See Note 4, Dispositions, in the Notes to the Consolidated Financial Statements.

Capitalized Exploratory Well Costs:  The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the nine months ended September 30, 2014 (in millions):

Balance at January 1	$2,045
Additions to capitalized exploratory well costs pending the determination of proved reserves	184
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(28)
Capitalized exploratory well costs charged to expense	(236)
Dispositions and other	(57)
Balance at September 30, 2014	$1,908

The preceding table excludes exploratory dry hole costs of $61 million which were incurred and subsequently expensed in 2014. Capitalized exploratory well costs charged to expense in the second quarter of 2014 included $169 million to write-off a previously capitalized exploration well in the western half of Green Canyon Block 469 in the Gulf of Mexico as further explained below.

Capitalized exploratory well costs greater than one year old after completion of drilling were $1,737 million at September 30, 2014. Approximately 48% of the capitalized well costs in excess of one year relates to Block WA-390-P, offshore Western Australia, where development planning and commercial activities, including negotiations with potential liquefaction partners, are ongoing. Successful negotiation with a third party liquefaction partner is necessary before the Corporation can negotiate a gas sales agreement and sanction development of the project. Approximately 29% relates to the Stampede Project in the Gulf of Mexico where Hess is operator and owns a 25% working interest. An application to unitize Blocks 468, 512, the western half of 469 and the eastern half of 511 was filed with the Bureau of Safety and Environmental Enforcement in the first quarter of 2014. During the second quarter of 2014, the Corporation received approval to unitize Blocks 468, 512 and the eastern half of 511. As Block 469 was not accepted in the unitized development area, the Corporation expensed the capitalized well on this block in the second quarter.  See also Note 16, Subsequent Events in the Notes to the Consolidated Financial Statements. Approximately 21% relates to offshore Ghana where the Corporation has drilled seven successful exploration wells. Appraisal plans for the seven wells on the block were submitted to the Ghanaian government in June 2013

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for approval. Four of the plans were approved and discussions continue with the government on the three remaining appraisal plans. In the third quarter of 2014, the Corporation completed a three well appraisal program in Ghana.  Well results are being evaluated and development planning is progressing.  The remaining 2% of the capitalized well costs in excess of one year relates to projects where further drilling is planned or development planning and other assessment activities are ongoing to determine the economic and operating viability of the projects.

7. Goodwill

The changes in the carrying amount of goodwill are as follows (in millions):

Balance at January 1, 2014	$1,869
Acquisitions	115
Dispositions	(126)
Balance at September 30, 2014	$1,858

The increase in goodwill resulted from the Corporation’s first quarter 2014 purchase of WilcoHess, which was subsequently disposed of as part of the sale of the Corporation’s retail business. See Note 2, Discontinued Operations, in the Notes to the Consolidated Financial Statements.

8.  Asset Retirement Obligations

The following table describes changes to the Corporation’s asset retirement obligations for the nine months ended September 30, 2014 and year ended December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In millions)
Asset retirement obligations at beginning of period	$2,772	$2,661
Liabilities incurred	63	42
Liabilities settled or disposed of	(345)	(576)
Accretion expense	99	129
Revisions of estimated liabilities	275	573
Foreign currency translation	(51)	(57)
Asset retirement obligations at end of period	2,813	2,772
Less: Current obligations	500	523
Long-term obligations at end of period	$2,313	$2,249

The revisions of estimated liabilities in 2014 and 2013 primarily reflect increases in estimated abandonment obligations resulting from changes in the expected scope of operations and changes in estimated service and equipment costs.

9. Debt

In June 2014, the Corporation issued $600 million of unsecured, fixed-rate notes ($598 million net of discount) comprising $300 million with a coupon of 1.3% and scheduled to mature in June 2017 as well as $300 million with a coupon of 3.5% and scheduled to mature in July 2024. In the first nine months of 2014, the Corporation repaid $553 million of debt, including $250 million of unsecured, fixed-rate notes, $212 million for the payment of various lease obligations primarily to retire retail gasoline station leases and $74 million assumed in the acquisition of WilcoHess. See also Note 2, Discontinued Operations, in the Notes to the Consolidated Financial Statements.

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Other Non-operating Income

In the first quarter of 2014, the Corporation recorded a charge of $84 million ($52 million after income taxes) to reduce to fair value its investment in the Bayonne Energy Center (BEC) joint venture (Hess 50%) based on a Level 3 fair value measurement. This charge was included in Other, net in the Statement of Consolidated Income. During the third quarter of 2014, the Corporation divested its interest in the BEC joint venture. See Note 4, Dispositions, in the Notes to the Consolidated Financial Statements.

Pre-tax foreign currency gains (losses) included in Other, net in the Statement of Consolidated Income amounted to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Pre-tax foreign currency gains (losses)	$19	$(7)	$(6)	$(58)

11. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Service cost	$15	$18	$40	$55
Interest cost	26	22	75	66
Expected return on plan assets	(41)	(36)	(121)	(105)
Amortization of net loss	8	12	23	46
Settlement loss*	11	—	19	—
Pension expense	$19	$16	$36	$62

*

The Corporation recorded charges related to plan settlements of $11 million ($7 million after income taxes) and $19 million ($12 million after income taxes) for the three and nine months ended September 30, 2014, respectively, due to employee retirements.

In 2014, the Corporation expects to contribute approximately $70 million to its funded pension plans. Through September 30, 2014, the Corporation contributed approximately $60 million of this amount.

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Weighted Average Common Shares and Share Repurchase Plan

The net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Income from continuing operations, net of income taxes	$387	$356	$1,769	$3,118
Less: Net income (loss) attributable to noncontrolling interests	22	(2)	56	180
Net income from continuing operations attributable to Hess Corporation	365	358	1,713	2,938
Income from discontinued operations, net of income taxes	643	62	612	189
Net income attributable to Hess Corporation	$1,008	$420	$2,325	$3,127
Weighted average common shares outstanding:
Basic	300.7	339.0	308.6	339.3
Effect of dilutive securities:
Restricted common stock	1.5	1.4	1.4	1.3
Stock options	2.0	1.8	2.0	1.6
Performance share units	0.8	1.1	0.7	1.1
Diluted	305.0	343.3	312.7	343.3
Net income attributable to Hess Corporation per share:
Basic:
Continuing operations	$1.21	$1.06	$5.55	$8.66
Discontinued operations	2.14	0.18	1.99	0.56
Net income per share	$3.35	$1.24	$7.54	$9.22
Diluted:
Continuing operations	$1.20	$1.05	$5.48	$8.56
Discontinued operations	2.11	0.18	1.96	0.55
Net income per share	$3.31	$1.23	$7.44	$9.11

The Corporation granted 1,073,179 shares of restricted stock, 298,222 performance share units (PSUs) and 162,911 stock options during the nine month period ended September 30, 2014 and 1,205,569 shares of restricted stock and 279,093 PSUs for the same period in 2013. The weighted average common shares used in the diluted earnings per share calculations exclude the effect of 124,357 and 1,214,422 stock options for the three and nine months ended September 30, 2014, respectively, as well as 3,680,344 and  4,661,606 stock options for the three and nine months ended September 30, 2013, respectively, because their effect would be anti-dilutive.

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common stock using proceeds from its announced asset divestiture program. In May 2014, the Corporation increased its board authorized share repurchase program to $6.5 billion. The share repurchase program commenced in August 2013. During the first nine months of 2014, the Corporation purchased 30.1 million shares for a total cost of $2,669 million, at an average cost of $88.67 per share including transaction fees. As of September 30, 2014, the Corporation has approximately $2.3 billion available under its board authorized plan for purchasing additional common shares.

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.  Guarantees and Contingencies

The Corporation, along with many companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. The majority of the cases asserted against the Corporation have been settled. In March 2014, the Corporation agreed to settle claims against it arising out of an action brought by the State of New Jersey for approximately $35 million. The settlement has been approved by the trial judge and the Corporation has reserves to fully cover this settlement amount. In June 2014, the Commonwealth of Pennsylvania filed a lawsuit in state court in Pennsylvania alleging that Hess Corporation and all major oil companies with operations in Pennsylvania have damaged the ground waters in Pennsylvania by introducing gasoline with MTBE into the Commonwealth. This action has been removed to the Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York. An action brought by the Commonwealth of Puerto Rico also remained unresolved at September 30, 2014. The Corporation has recorded reserves for its estimated liabilities for its unresolved MTBE lawsuits, which are not material to the consolidated financial statements.

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

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Segment Information

The Corporation has substantially completed its transition to a pure play E&P company.  The results of operations for its retail, energy marketing, terminal and refining businesses have been classified as discontinued operations.  See also Note 1, Basis of Presentation, Note 2, Discontinued Operations and Note 16, Subsequent Events in the Notes to the Consolidated Financial Statements for additional disclosures related to these divestures.  The Corporation currently has one operating segment, Exploration and Production, and a Corporate, Interest and Other segment, which includes its energy trading joint venture, Hess Energy Trading Corporation (HETCO).  In October 2014, the Corporation reached an agreement to sell its interest in HETCO, and as a result, it will be reported as discontinued operations beginning with fourth quarter 2014 reporting.

The Corporation’s results by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Sales and other operating revenues:
Exploration and Production	$2,678	$2,706	$8,180	$9,183
Corporate, Interest and Other	67	14	183	74
Total	$2,745	$2,720	$8,363	$9,257
Net income (loss) attributable to Hess Corporation:
Exploration and Production	$441	$455	$2,006	$3,274
Corporate, Interest and Other	(76)	(97)	(293)	(336)
Income from continuing operations	365	358	1,713	2,938
Discontinued operations	643	62	612	189
Total	$1,008	$420	$2,325	$3,127

Identifiable assets by operating segment were as follows:

	September 30,	December 31,
	2014	2013
	(In millions)
Exploration and Production	$36,895	$37,863
Corporate, Interest and Other	3,708	2,144
Continuing operations	40,603	40,007
Discontinued operations	372	2,747
Total	$40,975	$42,754

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Financial Risk Management and Trading Activities

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  In the disclosures that follow, risk management activities refer to the mitigation of these risks through hedging activities.  The Corporation is also exposed to commodity price risks primarily related to crude oil, natural gas, refined petroleum products and electricity, as well as foreign currency values from a 50% voting interest in a consolidated energy trading joint venture. See also Note 16, Subsequent Events in the Notes to the Consolidated Financial Statements.

In conjunction with the sale of the energy marketing business in the fourth quarter of 2013, certain derivative contracts, including new transactions following the closing date, (the “delayed transfer derivative contracts”) were not transferred to the acquirer, Direct Energy, a North American subsidiary of Centrica plc (Centrica), as required customer or regulatory consents had not been obtained. However, the agreement entered into between Hess and Direct Energy on the closing date transferred all economic risks and rewards of the energy marketing business, including the ownership of the delayed transfer derivative contracts, to Direct Energy. The transfer of these remaining contracts was completed during 2014.

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

The following is a description of the Corporation’s activities that use derivatives as part of their operations and strategies. Derivatives include both financial instruments and forward purchase and sale contracts. Gross notional amounts of both long and short positions are presented in the volume tables beginning below. These amounts include long and short positions that offset in closed positions and have not reached contractual maturity. Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts.

Financial Risk Management Activities: Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas produced by the Corporation or to reduce exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of the Corporation’s crude oil or natural gas production. Forward contracts may also be used to purchase certain currencies in which the Corporation does business with the intent of reducing exposure to foreign currency fluctuations. These forward contracts comprise various currencies, primarily the British Pound and Danish Krone. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gross volumes of the risk management derivative contracts outstanding were as follows:

	September 30,	December 31,
	2014	2013
Commodity, primarily crude oil (millions of barrels)	15	9
Foreign exchange (millions of USD *)	$1,197	$220
Interest rate swaps (millions of USD)	$1,300	$865

*	Denominated in U.S. dollars (USD).

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

Realized gains from E&P crude oil hedging activities increased E&P Sales and other operating revenues by $27 million and $24 million for the three and nine months ended September 30, 2014, respectively ($17 million and $15 million after income taxes, respectively) and $2 million and $36 million for the three and nine months ended September 30, 2013, respectively ($1 million and $23 million after income taxes, respectively). At September 30, 2014, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to crude oil hedges were $36 million, which will be reclassified into Sales and other operating revenues in the Statement of Consolidated Income during the remainder of 2014 as the hedged crude oil sales are recognized in earnings. Gains from ineffectiveness of crude oil hedges, that were recognized immediately in Sales and other operating revenues, were approximately $6 million and $2 million for the three and nine months ended September 30, 2014, respectively, and a loss of $17 million and a gain of $1 million for the three and nine months ended September 30, 2013, respectively.

At September 30, 2014 and December 31, 2013, the Corporation had interest rate swaps with gross notional amounts of $1,300 million and $865 million, respectively, which were designated as fair value hedges. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. For the three months ended September 30, 2014 and 2013, the Corporation recorded a decrease of approximately $10 million and an increase of $1 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt. For the nine months ended September 30, 2014 and 2013, the Corporation recorded decreases of $5 million and $27 million (excluding accrued interest), respectively, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Gains or losses on foreign exchange contracts that are not designated as hedges are recognized immediately in Other, net in Revenues and non-operating income in the Statement of Consolidated Income.

Net realized and unrealized pre-tax gains (losses) on derivative contracts used in Financial Risk Management activities and not designated as hedges amounted to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Foreign exchange	$81	$4	$68	$(36)
Commodity	4	—	7	—
Total	$85	$4	$75	$(36)

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Trading Activities: Trading activities are conducted through an energy trading joint venture in which the Corporation has a 50% voting interest. This joint venture generates earnings through various strategies primarily using energy-related commodities, securities and derivatives. The information that follows represents 100% of the energy trading joint venture as well as the Corporation’s proprietary trading activities, which ceased in 2013.

The gross volumes of derivative contracts outstanding related to trading activities were as follows:

	September 30,	December 31,
	2014	2013
Commodity
Crude oil and refined petroleum products (millions of barrels)	1,810	1,815
Natural gas (millions of mcf)	2,519	2,735
Electricity (millions of megawatt hours)	1	1
Foreign exchange (millions of USD)	$55	$52
Interest rate (millions of USD)	$29	$—
Equity securities (millions of shares)	7	11

Pre-tax unrealized and realized gains (losses) recorded in the Statement of Consolidated Income from trading activities amounted to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Commodity	$52	$6	$147	$53
Foreign exchange	2	(1)	1	—
Equity and other	14	9	34	17
Total *	$68	$14	$182	$70

*	The unrealized pre-tax gains and losses included in earnings were primarily reflected in Sales and other operating revenues.

Fair Value Measurements: The Corporation generally enters into master netting arrangements to mitigate legal and counterparty credit risk. Master netting arrangements are generally accepted overarching master contracts that govern all individual transactions with the same counterparty entity as a single legally enforceable agreement. The U.S. Bankruptcy Code provide for the enforcement of certain termination and netting rights under certain types of contracts upon the bankruptcy filing of a counterparty, commonly known as the safe harbor provisions. If a master netting arrangement provides for termination and netting upon the counterparty’s bankruptcy, these rights are generally enforceable with respect to safe harbor transactions. If these arrangements provide the right of offset and the Corporation’s intent and practice is to offset amounts in the case of such a termination, the Corporation’s policy is to record the fair value of derivative assets and liabilities on a net basis.

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

PART I — FINANCIAL INFORMATION (CONT’D)

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

		Gross Amounts Offset
		in the Consolidated
		Balance Sheet
		Physical		Net Amounts	Gross Amounts
		Derivative		Presented in	Not Offset in
		and		the	the
	Gross	Financial	Cash	Consolidated	Consolidated	Net
	Amounts	Instruments	Collateral (a)	Balance Sheet	Balance Sheet	Amounts
	(i)	(ii)	(iii)	(iv)=(i)+(ii)+(iii)	(v)	(vi)=(iv)+(v)
	(In millions)
September 30, 2014
Assets
Derivative contracts
Commodity	$3,137	$(2,797)	$(31)	$309	$(1)	$308
Interest rate and other	88	(7)	(2)	79	(2)	77
Counterparty netting	—	(57)	—	(57)	—	(57)
Total derivative contracts	$3,225	$(2,861)	$(33)	$331	$(3)	$328
Liabilities
Derivative contracts
Commodity	$(3,207)	$2,797	$98	$(312)	$1	$(311)
Other	(13)	7	—	(6)	2	(4)
Counterparty netting	—	57	—	57	—	57
Total derivative contracts	$(3,220)	$2,861	$98	$(261)	$3	$(258)
December 31, 2013 (b)
Assets
Derivative contracts
Commodity	$3,086	$(1,867)	$(79)	$1,140	$(41)	$1,099
Interest rate and other	51	(10)	—	41	(3)	38
Counterparty netting	—	(206)	—	(206)	—	(206)
Total derivative contracts	$3,137	$(2,083)	$(79)	$975	$(44)	$931
Liabilities
Derivative contracts
Commodity	$(3,212)	$1,867	$168	$(1,177)	$41	$(1,136)
Other	(12)	10	—	(2)	3	1
Counterparty netting	—	206	—	206	—	206
Total derivative contracts	$(3,224)	$2,083	$168	$(973)	$44	$(929)

(a)	All cash collateral was offset in the Consolidated Balance Sheet.
(b)	Assets and liabilities in 2013 include amounts relating to the divested energy marketing business.

The net assets and liabilities that were offset in the Consolidated Balance Sheet as reflected in column (iv) of the table above were primarily included in Accounts receivable – Trade and Accounts payable, respectively. Included in these net amounts were the assets and liabilities related to the Corporation’s discontinued operations of approximately $1 million and $4 million, respectively, as of September 30, 2014, and $612 million and $620 million, respectively, as of December 31, 2013.

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the gross and net fair values of the risk management and trading derivative instruments and, at December 31, 2013 also includes energy marketing risk management derivative instruments:

	Accounts	Accounts
	Receivable	Payable
	(In millions)
September 30, 2014
Derivative contracts designated as hedging instruments
Commodity	$69	$—
Interest rate and other	29	(4)
Total derivative contracts designated as hedging instruments	98	(4)
Derivative contracts not designated as hedging instruments (a)
Commodity	3,068	(3,207)
Foreign exchange	49	(1)
Equity and other	10	(8)
Total derivative contracts not designated as hedging instruments	3,127	(3,216)
Gross fair value of derivative contracts	3,225	(3,220)
Master netting arrangements	(2,861)	2,861
Cash collateral (received) posted	(33)	98
Net fair value of derivative contracts	$331	$(261)
December 31, 2013 (b)
Derivative contracts designated as hedging instruments
Commodity	$11	$(3)
Interest rate and other	36	(1)
Total derivative contracts designated as hedging instruments	47	(4)
Derivative contracts not designated as hedging instruments (a)
Commodity	3,075	(3,209)
Foreign exchange	2	(3)
Other	13	(8)
Total derivative contracts not designated as hedging instruments	3,090	(3,220)
Gross fair value of derivative contracts	3,137	(3,224)
Master netting arrangements	(2,083)	2,083
Cash collateral (received) posted	(79)	168
Net fair value of derivative contracts	$975	$(973)

(a)	Includes trading derivatives and derivatives used for risk management.
(b)	Assets and liabilities in 2013 include amounts relating to the divested energy marketing business.

The Corporation determines fair value in accordance with the fair value measurements accounting standard (Accounting Standards Codification 820—Fair Value Measurements and Disclosures), which established a hierarchy that categorizes the sources of inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3). Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2.

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

PART I — FINANCIAL INFORMATION (CONT’D)

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
	(In millions)
September 30, 2014
Assets
Derivative contracts
Commodity	$210	$187	$120	$(177)	$(31)	$309
Interest rate and other	5	77	—	(1)	(2)	79
Collateral and counterparty netting	(53)	(4)	—	—	—	(57)
Total derivative contracts	162	260	120	(178)	(33)	331
Other assets measured at fair value on a recurring basis	33	—	—	—	—	33
Total assets measured at fair value on a recurring basis	$195	$260	$120	$(178)	$(33)	$364	(a)
Liabilities
Derivative contracts
Commodity	$(226)	$(346)	$(15)	$177	$98	$(312)
Other	(2)	—	(5)	1	—	(6)
Collateral and counterparty netting	53	4	—	—	—	57
Total derivative contracts	(175)	(342)	(20)	178	98	(261)
Other liabilities measured at fair value on a recurring basis	(31)	—	—	—	—	(31)
Total liabilities measured at fair value on a recurring basis	$(206)	$(342)	$(20)	$178	$98	$(292	)(b)
Other fair value measurement disclosures Long-term debt (c)	$—	$(7,307)	$—	$—	$—	$(7,307)

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Counterparty
	Level 1	Level 2	Level 3	netting	Collateral	Balance
	(In millions)
December 31, 2013 (d)
Assets
Derivative contracts
Commodity	$254	$579	$494	$(108)	$(79)	$1,140
Interest rate and other	2	37	3	(1)	—	41
Collateral and counterparty netting	(15)	(191)	—	—	—	(206)
Total derivative contracts	241	425	497	(109)	(79)	975
Other assets measured at fair value on a recurring basis	—	—	—	—	—	—
Total assets measured at fair value on a recurring basis	$241	$425	$497	$(109)	$(79)	$975
Liabilities
Derivative contracts
Commodity	$(97)	$(1,071)	$(285)	$108	$168	$(1,177)
Other	—	(3)	—	1	—	(2)
Collateral and counterparty netting	15	191	—	—	—	206
Total derivative contracts	(82)	(883)	(285)	109	168	(973)
Other liabilities measured at fair value on a recurring basis	(31)	—	—	—	—	(31)
Total liabilities measured at fair value on a recurring basis	$(113)	$(883)	$(285)	$109	$168	$(1,004)
Other fair value measurement disclosures Long-term debt (c)	$—	$(6,641)	$—	$—	$—	$(6,641)

(a)	Includes a total of $162 million of Level 1, $260 million of Level 2 and $119 million of Level 3 assets that relate to the Corporation’s continuing operations.
(b)	Includes a total of $174 million of Level 1, $341 million of Level 2 and $18 million of Level 3 liabilities that relate to the Corporation’s continuing operations.
(c)	Long-term debt, including current maturities, had a carrying value of $5,996 million and $5,798 million at September 30, 2014 and December 31, 2013, respectively.
(d)	Assets and liabilities in 2013 include amounts relating to the divested energy marketing business.

In addition to the financial assets and liabilities disclosed in the tables above, the Corporation had other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, for which the carrying value approximated their fair value at September 30, 2014 and December 31, 2013.

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides net transfers into and out of each level of the fair value hierarchy:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Transfers into Level 1	$40	$18	$30	$(1)
Transfers out of Level 1	2	15	1	77
	$42	$33	$31	$76
Transfers into Level 2	$(6)	$(11)	$(22)	$(103)
Transfers out of Level 2	(106)	(2)	(102)	16
	$(112)	$(13)	$(124)	$(87)
Transfers into Level 3	$67	$(14)	$74	$(12)
Transfers out of Level 3	3	(6)	19	23
	$70	$(20)	$93	$11

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

The following table provides changes in physical derivatives and financial assets and (liabilities) primarily related to commodities that are measured at fair value based on Level 3 inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Balance at beginning of period	$40	$107	$212	$141
Unrealized pre-tax gains (losses) included in earnings (a)	(10)	(61)	(310)	(122)
Purchases (b)	7	4	18	44
Sales (b)	(7)	(1)	(17)	(32)
Settlements (c)	—	(7)	104	(20)
Transfers into Level 3	67	(14)	74	(12)
Transfers out of Level 3	3	(6)	19	23
Balance at end of period	$100	$22	$100	$22

(a)	The unrealized pre-tax gains and (losses) included in earnings were reflected in Sales and other operating revenues and Income from discontinued operations in the Statement of Consolidated Income.
(b)

Purchases and sales primarily represent option premiums paid or received, respectively, during the reporting period and were reflected in Sales and other operating revenues and Income from discontinued operations in the Statement of Consolidated Income.

(c)

Settlements represent realized gains and (losses) on derivatives settled during the reporting period and were reflected in Sales and other operating revenues and Income from discontinued operations in the Statement of Consolidated Income.

The significant unobservable inputs used in Level 3 fair value measurements for the Corporation’s physical commodity contracts and derivative instruments primarily include less liquid delivered locations for physical commodity contracts or volatility assumptions for out-of-the-money options.  The following table provides information about the Corporation's significant recurring unobservable inputs used in the Level 3 fair value measurements.  Natural gas contracts are usually quoted and transacted using basis pricing relative to an active pricing location (e.g. Henry Hub), for which price inputs represent the approximate value of differences in geography and local market conditions.  All other price inputs in the table below represent full contract prices.  Significant changes in any of the inputs, independently or correlated, may result in a different fair value.

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Unit of	Range /
	Measurement	Weighted Average
September 30, 2014
Assets
Commodity contracts with a fair value of $120 million
Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$73.58 - 119.76 / 95.97
Basis prices
Natural gas	$ / MMBTU (c)	$(0.65) - 4.01 / 3.57
Contract volatilities
Crude oil and refined petroleum products	%	16.00 - 19.00 / 17.00
Natural gas	%	18.00 - 39.00 / 29.00
Liabilities
Commodity contracts with a fair value of $15 million
Contract prices
Crude oil and refined petroleum products	$ / bbl (a)	$82.54 - 122.95 / 102.77
Contract volatilities
Crude oil and refined petroleum products	%	16.00 - 20.00 / 19.00

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

PART I — FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Risk: The Corporation is exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers. Accounts receivable are generated from a diverse domestic and international customer base. As of September 30, 2014, the Corporation’s net Accounts receivable – Trade related to continuing operations were concentrated with the following counterparty industry segments: Integrated Oil Companies—32%, Financial Institutions—22%, Trading Companies—15%, Refiners—12% and Government Entities—9%. As of December 31, 2013, the Corporation’s net Accounts receivable—Trade were concentrated as follows: Integrated Oil Companies—45%, Refiners—18%, Financial Institutions—14%, Government Entities—8% and Trading Companies—7%. The Corporation reduces its risk related to certain counterparties by using master netting arrangements and requiring collateral, generally cash or letters of credit. The Corporation records the cash collateral received or posted as an offset to the fair value of derivatives executed with the same counterparty. At September 30, 2014 and December 31, 2013, the Corporation held cash from counterparties of $33 million and $79 million, respectively. The Corporation posted cash to counterparties at September 30, 2014 and December 31, 2013, of $98 million and $168 million, respectively.

The Corporation had outstanding letters of credit totaling $169 million and $410 million at September 30, 2014 and December 31, 2013, respectively. Certain of the Corporation’s agreements also contain contingent collateral provisions that could require the Corporation to post additional collateral if the Corporation’s credit rating declines. As of September 30, 2014, the net liability related to both realized and unrealized derivative contracts with contingent collateral provisions was approximately $52 million ($281 million at December 31, 2013). There was no cash collateral posted on those derivatives at September 30, 2014 ($31 million at December 31, 2013). At September 30, 2014 and at December 31, 2013, all three major credit rating agencies that rate the Corporation’s debt had assigned an investment grade rating. If one of the three agencies were to downgrade the Corporation’s rating to below investment grade, the Corporation would be required to post additional collateral of approximately $52 million at September 30, 2014 and $134 million at December 31, 2013.

16.  Subsequent Events

In October 2014, the Corporation and its co‑owners agreed to proceed with the development of the Stampede Field (Hess 25%) located in Green Canyon Blocks 468, 511 and 512 in the Gulf of Mexico.  In October 2014, the Corporation also reached an agreement to sell its interest in its energy trading joint venture, HETCO.  This transaction is expected to close in the first quarter of 2015.

PART I—FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hess Corporation (the Corporation or Hess) is a global Exploration and Production (E&P) company that develops, produces, purchases, transports and sells crude oil, natural gas liquids and natural gas. In March 2013, the Corporation announced an asset sales program that included divesting its downstream businesses and, oil and gas properties in Indonesia and Thailand to continue its transformation into a focused pure play E&P company. Other actions announced by the Corporation included returning capital to shareholders. In the third quarter of 2013, the Corporation increased its quarterly dividend 150% to $0.25 per common share and commenced share repurchases under an authorized $4 billion share repurchase program. In May 2014, the Corporation increased this share repurchase program to $6.5 billion.  From August 2013 through September 30, 2014, Hess purchased 49.4 million common shares at a cost of $4.2 billion.

On September 24, 2014, the Corporation’s wholly owned subsidiary, Hess Midstream Partners LP, filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (SEC) related to its proposed initial public offering of common units representing limited partner interests in certain Bakken midstream assets. The offering is expected to occur in 2015.

Third Quarter Results

The Corporation reported net income of $1,008 million in the third quarter of 2014, compared with $420 million in the third quarter of 2013. Excluding items affecting comparability of earnings between periods on page 28, net income was $377 million in the third quarter of 2014 compared with $405 million in the third quarter of 2013, primarily due to lower realized crude oil selling prices and higher Depreciation, depletion and amortization expenses (DD&A). E&P crude oil and natural gas production was 318,000 barrels of oil equivalent per day (boepd) in the third quarter of 2014 compared to 310,000 boepd in the same period in 2013.

Exploration and Production

E&P earnings were $441 million in the third quarter of 2014 compared with $455 million in the third quarter of 2013. Excluding items affecting comparability of earnings between periods, E&P net income was $412 million and $458 million in the third quarter of 2014 and 2013, respectively. In the third quarter of 2014, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $96.36 per barrel, down from $104.95 per barrel in the third quarter of 2013. The Corporation’s average worldwide natural gas selling price was $5.59 per thousand cubic feet (mcf) in the third quarter of 2014, compared with $6.52 per mcf in the third quarter of 2013. Pro forma production, which excludes production from assets sold as well as any production from Libya, was 314,000 boepd and 269,000 boepd in the third quarter of 2014 and 2013, respectively. The Corporation expects pro forma production to average between 330,000 boepd and 340,000 boepd for the fourth quarter of 2014, reflecting continued growth from the Bakken shale play in North Dakota and first production from the Tubular Bells field in the U.S. Gulf of Mexico. The Corporation expects full year 2014 pro forma production to be in the upper end of our guidance range of 305,000 boepd to 315,000 boepd.

The following is an update of E&P activities:

•

In North Dakota, net production from the Bakken oil shale play averaged 86,000 boepd for the third quarter of 2014, an increase of 21% from 71,000 boepd in the third quarter of 2013. Production increased primarily due to ongoing field development and the expanded Tioga Gas Plant commencing operations in late March 2014. The Corporation brought 59 gross operated wells on production in the quarter, bringing the year-to-date total to 142 wells. Drilling and completion costs per operated well averaged $7.2 million in the third quarter of 2014, a reduction of 8% from the third quarter of 2013. The Corporation expects Bakken production to average between 92,000 boepd and 97,000 boepd for the fourth quarter of 2014.

•

At the Tubular Bells development in the deepwater Gulf of Mexico, the offshore hook-up and final commissioning activities progressed and drilling of a fourth production well commenced in the third quarter of 2014. First production from the field is expected in November 2014.

•

At the Valhall Field in Norway, net production averaged 25,000 boepd in the third quarter of 2014 compared with 37,000 boepd in the year-ago quarter, which reflects scheduled maintenance downtime in the current year. Full year 2014 net production from Valhall is forecast to be in the range of 30,000 boepd to 35,000 boepd.

PART I—FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

•

At our field in the North Malay Basin, which achieved first gas production in the fourth quarter of 2013, production averaged 7,000 boepd in the third quarter of 2014. In addition, full field development progressed, which is expected to result in net production increasing to 160 million cubic feet per day in 2017.

•

In Libya, the operator recommenced production at a reduced rate and the Corporation sold one cargo of crude oil. Hess net production from Libya averaged 4,000 boepd for the third quarter of 2014 and 11,000 boepd in the year-ago quarter.

•	In the Utica shale, ten wells were drilled on the Corporation’s joint venture acreage during the third quarter of 2014. Production increased to approximately 11,000 boepd in the third quarter of 2014.
•

In the Deepwater Tano Cape Three Points Block, offshore Ghana, the Corporation completed a three well appraisal program in the third quarter of 2014. Evaluation of well results is underway and field development planning continues.

Downstream Businesses

In September 2014, the Corporation completed the sale of its retail business for net cash proceeds of approximately $2.8 billion. In August 2014, the Corporation completed the sale of its interest in Bayonne Energy Center, a natural gas-fired power plant in Bayonne, New Jersey for cash proceeds of $79 million. In June 2014, the Corporation completed the sale of its 50% interest in a joint venture constructing an electric generating facility in Newark, New Jersey for cash proceeds of $320 million.  In October 2014, the Corporation also reached an agreement to sell its interest in its energy trading joint venture, Hess Energy Trading Corporation (HETCO).

Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Exploration and Production	$441	$455	$2,006	$3,274
Corporate and Interest	(80)	(88)	(260)	(325)
Downstream businesses	647	53	579	178
Net income attributable to Hess Corporation	$1,008	$420	$2,325	$3,127
Net income attributable to Hess Corporation per share - Diluted	$3.31	$1.23	$7.44	$9.11

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods. The items in the table below are explained and the pre-tax amounts are discussed on pages 33 to 36.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Exploration and Production	$29	$(3)	$597	$1,518
Corporate and Interest	(2)	(5)	(19)	(17)
Downstream businesses	604	23	492	32
Total items affecting comparability of earnings between periods	$631	$15	$1,070	$1,533

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

PART I—FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Revenues and Non-operating Income
Sales and other operating revenues	$2,678	$2,706	$8,180	$9,183
Gains (losses) on asset sales	37	(8)	813	1,791
Other, net	21	(3)	(13)	(56)
Total revenues and non-operating income	2,736	2,695	8,980	10,918
Costs and Expenses
Cost of products sold (excluding items shown separately below)	447	374	1,284	1,391
Operating costs and expenses	487	475	1,475	1,570
Production and severance taxes	69	84	209	311
Exploration expenses, including dry holes and lease impairment	90	154	669	573
General and administrative expenses	85	96	244	268
Depreciation, depletion and amortization	834	676	2,337	1,961
Total costs and expenses	2,012	1,859	6,218	6,074
Results of operations before income taxes	724	836	2,762	4,844
Provision for income taxes	283	381	756	1,394
Net income	441	455	2,006	3,450
Less: Net income attributable to noncontrolling interests	—	—	—	176
Net income attributable to Hess Corporation	$441	$455	$2,006	$3,274

Excluding the E&P items affecting comparability of earnings between periods in the table on page 33, the changes in E&P earnings were primarily attributable to the impact of asset sales and changes in selling prices, sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, exploration expenses and income taxes, as described below.

Selling Prices: Average realized crude oil selling prices, including the effect of hedging, were 8% lower in the third quarter compared to the same period in 2013 mainly due to lower crude oil prices.  Crude oil selling prices, including hedging, were comparable in the first nine months of 2014 compared to the same period in 2013.

PART I—FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

The Corporation’s average selling prices were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Crude oil - per barrel (including hedging)
United States
Onshore	$86.07	$96.01	$88.86	$91.87
Offshore	97.50	106.66	99.11	106.99
Total United States	90.74	99.80	93.18	97.97

Europe	110.06	113.18	110.09	79.60
Africa	101.21	110.71	105.68	108.57
Asia	—	104.27	104.66	107.77
Worldwide	96.36	104.95	99.09	98.55

Crude oil - per barrel (excluding hedging)
United States
Onshore	$86.07	$95.98	$88.86	$91.64
Offshore	96.25	106.56	98.92	106.18
Total United States	90.23	99.75	93.10	97.51

Europe	106.40	112.51	109.01	79.01
Africa	99.21	110.95	104.86	107.81
Asia	—	104.27	104.66	107.77
Worldwide	94.99	104.88	98.67	97.99

Natural gas liquids - per barrel
United States
Onshore	$28.20	$44.59	$33.62	$42.35
Offshore	31.45	32.14	32.63	28.84
Total United States	28.84	41.03	33.31	37.50

Europe	49.37	58.67	56.98	57.02
Asia	—	70.05	—	71.70
Worldwide	29.62	43.67	34.76	39.46

Natural gas - per mcf
United States
Onshore	$2.25	$2.91	$3.57	$2.99
Offshore	3.64	2.56	4.01	2.79
Total United States	2.85	2.78	3.80	2.89

Europe	9.63	12.13	10.60	10.62
Asia and other	6.97	7.19	7.13	7.46
Worldwide	5.59	6.52	6.32	6.53

As of September 30, 2014, the Corporation had entered into Brent crude oil fixed-price swap contracts to hedge a total of 40,000 barrels of oil per day (bopd) for the remainder of 2014 at an average price of $109.17 per barrel. In addition, the Corporation entered into West Texas Intermediate (WTI) crude oil fixed-price swap contracts to hedge 20,000 bopd for the remainder of 2014 at an average price of $100.41 per barrel. In 2013, the Corporation had Brent crude oil fixed-price swap contracts to hedge 90,000 bopd of crude oil sales volumes at an average price of approximately $109.70 per barrel.

Realized gains from E&P crude oil hedging activities increased E&P Sales and other operating revenues by $27 million and $24 million for the three and nine months ended September 30, 2014, respectively ($17 million and $15 million after income taxes, respectively). Realized gains from E&P crude oil hedging activities increased E&P Sales and other operating revenues by $2 million and $36 million for the three and nine months ended September 30, 2013, respectively ($1 million and $23 million after income taxes, respectively).

PART I—FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Production volumes: The Corporation’s crude oil and natural gas production was 318,000 boepd in both the third quarter and first nine months of 2014 compared with 310,000 boepd and 347,000 boepd for the same periods in 2013, respectively. Pro forma production, which excludes assets sold as well as any production from Libya, was 314,000 boepd and 306,000 boepd in the third quarter and first nine months of 2014, respectively, compared with 269,000 boepd and 267,000 boepd in the same periods of 2013, respectively.

The Corporation’s net average daily worldwide production by region was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Crude oil - barrels per day
United States
Bakken	63	57	61	54
Other Onshore	11	9	10	11
Total Onshore	74	66	71	65
Offshore	51	37	52	44
Total United States	125	103	123	109

Europe	31	38	35	46
Africa	53	57	51	69
Asia	2	9	3	11
Total	211	207	212	235

Natural gas liquids - barrels per day
United States
Bakken	15	7	9	6
Other Onshore	8	4	5	4
Total Onshore	23	11	14	10
Offshore	6	4	6	6
Total United States	29	15	20	16

Europe	1	1	1	1
Asia	—	1	—	1
Total	30	17	21	18

Natural gas - mcf per day
United States
Bakken	46	44	36	39
Other Onshore	52	24	43	26
Total Onshore	98	68	79	65
Offshore	76	42	79	63
Total United States	174	110	158	128

Europe	29	29	33	19
Asia and other	259	380	316	418
Total	462	519	507	565
Barrels of oil equivalent per day*	318	310	318	347
*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table on page 30.

United States: Crude oil, natural gas liquids and natural gas production was higher in the third quarter and first nine months of 2014, compared to the corresponding periods in 2013, as a result of continued development of the Bakken oil shale

PART I—FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

play, lower downtime and a new production well at the Llano Field, and higher gas production from an active drilling program in the Utica Shale.

Europe: Crude oil production was lower in the third quarter of 2014, due to planned maintenance downtime at the Valhall Field, offshore Norway, which was partly offset by higher production in the South Arne Field, offshore Denmark. Crude oil production was lower in the first nine months of 2014 compared to the same period in 2013, due to the April 2013 sale of the Corporation’s Russian subsidiary, partially offset by the higher production at the Valhall Field during 2014 following completion of the redevelopment project in 2013.

Africa: Crude oil production in Africa was lower in the third quarter and first nine months of 2014 compared with the same periods in 2013, primarily due to the shutdown of Libyan production from the third quarter of 2013, which was caused by civil unrest in the country. Libyan production was 4,000 boepd and 2,000 boepd in the third quarter and first nine months of 2014, respectively, compared with 11,000 boepd and 20,000 boepd in the third quarter and first nine months of 2013, respectively.

Asia and other: Crude oil and natural gas production was lower in the third quarter and first nine months of 2014 compared to the same periods in 2013, mainly due to asset sales. In January 2014, the Corporation sold its interest in the Pangkah asset, offshore Indonesia, which was producing at the rate of 10,000 boepd at the time of sale. This sale was followed by the divestiture of the Corporation’s Thailand assets in April 2014, which were producing at the rate of 19,000 boepd at the time of sale. In March 2013, the Corporation sold its interests in the Azeri-Chirag-Guneshli (ACG) fields in Azerbaijan, which were producing at the rate of 6,000 boepd at the time of sale, followed by the divesture in December 2013 of the Corporation’s interest in the Natuna A Field, offshore Indonesia, which was producing at the rate of 5,500 boepd at the time of sale. Natural gas production was also lower in the third quarter and first nine months of 2014 primarily due to a planned facility shutdown at the Joint Development Area of Malaysia/Thailand, which more than offset production from the North Malay Basin where production commenced in the fourth quarter of 2013.

Sales volumes:  Higher sales volumes in the third quarter of 2014 compared with the same period in 2013, primarily related to the Bakken oil shale play and first production from the Llano #4 well, offshore United States. These increases were partially offset by asset sales and lower production at the Valhall Field, offshore Norway. Lower sales volumes in the first nine months of 2014, compared to the same period of 2013, were primarily due to asset sales.

The Corporation’s worldwide sales volumes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Crude oil – barrels	19,719	17,857	57,662	63,804
Natural gas liquids – barrels	2,772	1,519	5,836	4,759
Natural gas – mcf	42,511	47,406	138,530	154,037
Barrels of oil equivalent*	29,576	27,277	86,586	94,236

Crude oil - barrels per day	214	194	211	234
Natural gas liquids - barrels per day	30	17	21	17
Natural gas - mcf per day	462	515	507	564
Barrels of oil equivalent per day*	321	296	317	345
*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table on page 30.

Cost of Products Sold: Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from the Corporation’s partners in Hess operated wells or other third parties. The increase in Cost of products sold in the third quarter of 2014 compared with the same period in 2013 principally reflects higher volumes of crude oil purchases from third parties. The decrease in the first nine months of 2014 compared to the corresponding period in 2013 principally reflects lower volumes of crude oil purchases from third parties.

PART I—FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Cash Operating Costs: Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes, and E&P general and administrative expenses, decreased by approximately $15 million and $220 million in the third quarter and first nine months of 2014, respectively, compared with the same periods in 2013, mainly due to asset sales together with lower employee severance charges.

Depreciation, Depletion and Amortization: DD&A expenses were higher in the third quarter and first nine months of 2014, compared with the corresponding periods in 2013, largely due to the mix of production volumes. The 2014 results include the impact of the Bakken oil shale play, the Valhall Field, offshore Norway, and the Utica shale play, which each have higher DD&A rates per barrel than the portfolio average. DD&A was also higher in 2014 as a result of higher production from the Llano Field in the U.S. and new production from the North Malay Basin.

Excluding items affecting comparability of earnings between periods, cash operating costs per barrel of oil equivalent (boe) were $21.76 in the third quarter of 2014 compared with $22.84 in the third quarter of 2013 and DD&A costs were $28.48 in the third quarter of 2014 compared with $23.71 in the third quarter of 2013, resulting in total production unit costs of $50.24 and $46.55 per boe in the third quarter of 2014 and 2013, respectively. Excluding items affecting comparability of earnings between periods, cash operating costs per boe were $22.11 in the first nine months of 2014 compared with $21.86 in the first nine months of 2013 and DD&A costs were $26.87 in the first nine months of 2014 compared with $20.73 in the first nine months of 2013, resulting in total production unit costs of $48.98 and $42.59 per boe in the first nine months of 2014 and 2013, respectively.

For the fourth quarter of 2014, cash operating costs are estimated to be in the range of $20.50 to $21.50 per boe and DD&A expenses are estimated to be in the range of $29.00 to $30.00 per boe for a range of total production unit costs of $49.50 to $51.50 per boe.

Exploration Expenses: Exploration expenses were lower in the third quarter of 2014 compared to the same period in 2013, due to lower dry hole expenses, leasehold impairment expenses, and geological and seismic expenses. Exploration expenses were higher for the nine month period ended September 30, 2014 primarily due to dry hole expenses in the United States, Kurdistan and Malaysia, partially offset by lower geologic and seismic expenses. Exploration expenses during the first nine months of 2014 included $169 million ($105 million after income taxes) to write-off a previously capitalized exploration well in the western half of Block 469 in the Gulf of Mexico and charges totaling $135 million pre‑tax ($68 million after income taxes) to write-off leasehold acreage in the Paris Basin of France, the Shakrok Block in Kurdistan and the Corporation’s interest in a natural gas exploration project, offshore Sabah, Malaysia, all of which have been reported as items affecting comparability of earnings between periods.  For the fourth quarter of 2014 exploration expenses, excluding dry hole costs, are expected to be in the range of $180 million to $200 million.

Income Taxes: Excluding items affecting comparability between periods, the effective income tax rate for E&P operations was 41% and 38% in the third quarter and first nine months of 2014, respectively, compared to 47% and 44% for the same periods in 2013, primarily reflecting lower crude oil sales from Libya. The fourth quarter 2014 E&P effective income tax rate is expected to be in the range of 41% to 43%, assuming no sales from Libya.

Items Affecting Comparability of Earnings Between Periods:  The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of E&P expenses between periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Gains on asset sales, net	$33	$—	$774	$1,802
Noncontrolling interest share of gain on asset sale	—	—	—	(168)
Dry hole and other expenses	—	—	(105)	—
Leasehold impairment and other expenses	—	—	(68)	—
Employee severance	(2)	(3)	(17)	(79)
Other exit costs	(2)	—	13	(9)
Income tax charges	—	—	—	(28)
	$29	$(3)	$597	$1,518

PART I—FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Gains on Asset Sales, net: In September 2014, the Corporation completed the sale of an exploration asset in the United Kingdom North Sea, for cash proceeds of $53 million, which resulted in a pre-tax gain of $33 million ($33 million after income taxes). In the first six months of 2014, the Corporation completed the sale of a total of approximately 77,000 net acres, including related wells and facilities, in the dry gas area of the Utica shale play, for total cash proceeds of approximately $1,075 million, which resulted in a pre-tax gain of $62 million ($35 million after income taxes). In April 2014, the Corporation completed the sale of its Thailand assets for cash proceeds of approximately $805 million. This transaction resulted in a pre-tax gain of $706 million ($706 million after income taxes). In April 2013, the Corporation completed the sale of its Russian subsidiary, Samara-Nafta, for cash proceeds of $2.1 billion after working capital and other adjustments. Based on the Corporation’s 90% interest in Samara-Nafta, after-tax proceeds to Hess were approximately $1.9 billion. This transaction resulted in a pre-tax gain of $1,119 million ($1,119 million after income taxes), which was reduced by $168 million for the noncontrolling interest holder’s share of the gain, resulting in a net gain attributable to the Corporation of $951 million. In the first quarter of 2013, the Corporation completed the sale of its interests in the Azeri-Chirag-Guneshli (ACG) fields, offshore Azerbaijan in the Caspian Sea, for cash proceeds of $884 million, resulting in a pre-tax gain of $360 million ($360 million after income taxes) and completed the sale of its interests in the Beryl fields in the United Kingdom North Sea for cash proceeds of $442 million, resulting in a pre-tax gain of $328 million ($323 million after income taxes).

Employee Severance and Other Exit Costs: During the third quarter of 2014 and 2013, the Corporation recorded pre‑tax severance and other exit costs of $5 million and $3 million, respectively ($4 million and $3 million after income taxes, respectively), resulting from its transformation to a more focused pure play E&P company. Severance and other exit costs for the first nine months of 2014 and 2013 were $8 million and $95 million, respectively ($4 million and $88 million after income taxes, respectively).

Income Tax Charges: During the first nine months of 2013, the Corporation recorded a non-cash income tax charge of $28 million as a result of an asset divestiture.

The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect the Corporation’s E&P business, see Item 1A. Risk Factors Related to Our Business and Operations in the Annual Report on Form 10‑K for the year ended December 31, 2013.

Corporate and Interest

The following table summarizes Corporate and Interest expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Corporate expenses (excluding items affecting comparability)	$51	$49	$152	$187
Interest expense	97	108	302	353
Less: Capitalized interest	(22)	(22)	(61)	(44)
Interest expense, net	75	86	241	309
Corporate and interest expenses before income taxes	126	135	393	496
Income tax (benefits)	(48)	(52)	(152)	(188)
Net Corporate and interest expenses after income taxes	78	83	241	308
Items affecting comparability of earnings between periods, after-tax	2	5	19	17
Total Corporate and interest expenses after income taxes	$80	$88	$260	$325

Corporate expenses were lower in the first nine months of 2014 compared to the same periods in 2013, reflecting lower employee related costs, contract labor and professional fees. Interest expense, net was lower in the third quarter and first nine months of 2014 compared to the corresponding periods in 2013, reflecting both lower average outstanding debt and interest rates.  Capitalized interest was also higher in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

PART I—FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Items Affecting Comparability of Earnings Between Periods:  The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of Corporate expenses between periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Employee severance	$(1)	$(5)	$(11)	$(17)
Facility and other exit costs	(1)	—	(8)	—
	$(2)	$(5)	$(19)	$(17)

Excluding items affecting comparability of earnings, Corporate expenses for the fourth quarter of 2014 are expected to be between $35 million and $40 million after income taxes.  Interest expenses are expected to be in the range of $50 million to $55 million after income taxes.

Downstream Businesses

The downstream businesses reported income of $647 million and $53 million in the third quarters of 2014 and 2013, respectively and $579 million and $178 million in the first nine months of 2014 and 2013, respectively.  Excluding items affecting comparability of earnings, downstream businesses earned $43 million in the third quarter of 2014 and $30 million in the third quarter of 2013 reflecting higher retail earnings and improved trading results, partially offset by lower energy marketing earnings resulting from the fourth quarter 2013 divestiture of the energy marketing business.  For the nine month periods ended September 30, 2014 and 2013, downstream net income excluding items affecting comparability of earnings was $87 million and $146 million, respectively.

PART I—FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after–tax basis, income (expense) items that affect comparability of earnings of the downstream businesses between periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Gain on asset sales	$602	$—	$602	$—
LIFO inventory liquidations	114	143	154	280
Gain recognized on acquisition of controlling interest in equity investee	—	—	24	—
Environmental, exit and other charges	(73)	(91)	(103)	(91)
Asset and equity investment impairments	(31)	—	(83)	—
Charge for termination of lease contracts for retail gasoline stations	—	—	(72)	—
Employee severance	(8)	(21)	(27)	(77)
Port Reading refinery shutdown costs	—	(8)	(3)	(80)
	$604	$23	$492	$32

In September 2014, the Corporation completed the sale of its retail business for cash proceeds of approximately $2.8 billion. This transaction resulted in a pre-tax gain of $954 million ($602 million after income taxes) after deducting the net book value of assets, including $115 million of goodwill. The Corporation recorded pre-tax gains of $183 million ($114 million after income taxes) and $228 million ($143 million after income taxes) in the third quarter of 2014 and 2013, respectively relating to the liquidation of last-in, first-out (LIFO) inventories.  In addition, the Corporation recorded charges totaling $176 million pre-tax ($112 million after income taxes) in the third quarter of 2014 and $191 million pre-tax ($120 million after‑income taxes) in the third quarter of 2013 for impairment, environmental, severance and exit related activities associated with the divestiture of downstream operations.

During the nine months ended September 30, 2014 and 2013, the Corporation recognized pre-tax gains of $247 million ($154 million after income taxes) and $446 million pre-tax ($280 million after income taxes), respectively, relating to the liquidation of LIFO inventories.  Total  pre-tax charges for impairment, environmental, Port Reading refinery shutdown costs, severance and exit related activities associated with the divestiture of downstream operations for the nine month periods ended September 30, 2014 and 2013 were $342 million ($216 million after income taxes) and $395 million ($248 million after income taxes), respectively.

In addition, the Corporation recognized a pre-tax charge of $115 million ($72 million after income taxes) in the second quarter of 2014, related to the termination of lease contracts and the purchase of 180 retail gasoline stations.

In January 2014, the Corporation’s retail business acquired its partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million and the settlement of liabilities.  As a result of remeasuring the carrying value of the Corporation’s equity interest in WilcoHess to fair value in connection with this business combination, a pre-tax gain of $39 million ($24 million after income taxes) was recognized and goodwill of $115 million was recorded.  Effective from the acquisition date, Hess consolidated the results of WilcoHess’ operations, which have been included in the results of the discontinued operations.  The assets and liabilities acquired from WilcoHess were included in the sale of the retail business in September 2014.

PART I—FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	September 30,	December 31,
	2014	2013
	(In millions, except ratio)
Cash and cash equivalents	$4,120	$1,814
Short-term debt and current maturities of long-term debt	$67	$378
Total debt	$5,996	$5,798
Total equity	$24,365	$24,784
Debt to capitalization ratio*	19.7%	19.0%
*	Total debt as a percentage of the sum of total debt plus equity.

Cash Flows

The following table summarizes the Corporation’s cash flows:

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Cash flows from operating activities:
Cash provided by (used in) operating activities - continuing operations	$3,439	$3,030
Cash provided by (used in) operating activities - discontinued operations	(32)	290
Net cash provided by (used in) operating activities	3,407	3,320
Cash flows from investing activities:
Capital expenditures	(3,710)	(4,389)
Proceeds from asset sales	2,978	3,802
Other, net	(137)	(165)
Cash provided by (used in) investing activities - continuing operations	(869)	(752)
Cash provided by (used in) investing activities - discontinued operations	2,408	(60)
Net cash provided by (used in) investing activities	1,539	(812)
Cash flows from financing activities:
Cash provided by (used in) financing activities - continuing operations	(2,638)	(2,827)
Cash provided by (used in) financing activities - discontinued operations	(2)	(2)
Net cash provided by (used in) financing activities	(2,640)	(2,829)
Net increase (decrease) in cash and cash equivalents from continuing operations	(68)	(549)
Net increase (decrease) in cash and cash equivalents from discontinued operations	2,374	228
Net increase (decrease) in cash and cash equivalents	$2,306	$(321)

Operating activities: Net cash provided by operating activities was $3,407 million in the first nine months of 2014, compared with $3,320 million in the same period of 2013, reflecting the impact of changes in working capital, partially offset by lower operating earnings primarily as a result of the asset sales.

Investing activities: Capital expenditures related to continuing operations were $3,710 million in the first nine months of 2014 and $4,389 million in the same period in 2013, mainly due to reduced capital expenditures in the Bakken, reflecting lower well costs and improved capital efficiency. During the first nine months of 2014, the Corporation received total proceeds from asset sales of $2,978 million, primarily from the sale of its dry gas acreage in the Utica shale play ($1,075 million), its assets in Thailand ($805 million), the Pangkah Field, offshore Indonesia ($650 million), and its interests in two power plant joint ventures ($399 million). During the first nine months of 2013, the Corporation received proceeds of $3,802 million from asset sales, primarily the sale of its interests in the ACG, Beryl and Eagle Ford fields, together with the sale of its interest in its Russian subsidiary, Samara-Nafta.

Net cash provided by investing activities related to discontinued operations includes proceeds of $2,824 million from the sale of the retail business.  In addition, the Corporation acquired in January 2014, its partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million. In June 2014, the Corporation incurred capital expenditures of

PART I—FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

$105 million related to the acquisition of previously leased retail gasoline stations. Both of these transactions were undertaken in connection with the Corporation’s divestiture of its retail business.

Financing activities: In the first nine months of 2014, the Corporation issued $600 million ($598 million net of discount) of unsecured, fixed‑rate notes and repaid $553 million of debt, including $250 million of unsecured, fixed‑rate notes, $74 million assumed in the acquisition of WilcoHess, and $212 million for the payment of various lease obligations primarily related to the retirement of the Corporation’s retail gasoline station leases. See also Note 2, Discontinued Operations, in the Notes to the Consolidated Financial Statements. During the first nine months of 2014, the Corporation purchased $2,638 million of common shares under its board authorized repurchase plan, which was increased to $6.5 billion from $4 billion in the second quarter of 2014. Dividends paid were $232 million in the first nine months of 2014 compared to $154 million in the first nine months of 2013. The dividend was $0.75 per common share during the first nine months of 2014 compared to $0.45 during the first nine months of 2013.

Future Capital Requirements and Resources

The Corporation anticipates investing approximately $5.8 billion in capital and exploratory expenditures during 2014 for E&P operations. The Corporation expects to fund the remainder of its 2014 obligations with cash flow from operations and existing cash on-hand. Based on current crude oil prices, the Corporation may experience an operating cash flow deficit in 2015, including capital expenditures, dismantlement obligations, pension contributions, debt repayments, and dividends. The Corporation expects to fund its 2015 operating and capital requirements with existing cash on-hand, cash flows from operations, proceeds from asset sales and, if necessary, short-term borrowings.

The Corporation’s board of directors has authorized a plan to repurchase up to $6.5 billion in outstanding Hess common stock. Through September 30, 2014, the Corporation has repurchased a total of approximately $4.2 billion of outstanding common stock, including $2.7 billion repurchased during the first nine months of 2014.

The table below summarizes the capacity, usage and available capacity of the Corporation’s borrowing and letter of credit facilities at September 30, 2014:

				Letters of
	Expiration			Credit		Available
	Date	Capacity	Borrowings	Issued	Total Used	Capacity
	(In millions)
Revolving credit facility	April 2016	$4,000	$—	$—	$—	$4,000
Committed lines	Various*	1,278	—	39	39	1,239
Uncommitted lines	Various*	130	—	130	130	—
Total		$5,408	$—	$169	$169	$5,239
* Committed and uncommitted lines have expiration dates through 2016.

The Corporation’s $169 million in letters of credit outstanding at September 30, 2014 were primarily issued to satisfy international E&P collateral requirements. See also Note 15, Financial Risk Management and Trading Activities, in the Notes to the Consolidated Financial Statements.

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

PART I—FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

The Corporation’s long‑term debt agreements, including the revolving credit facility, contain financial covenants that restrict the amount of total borrowings and secured debt. These financial covenants do not currently impact the Corporation’s ability to issue indebtedness to fund its future capital requirements.

The Corporation also has a shelf registration under which it may issue additional debt securities, warrants, common stock or preferred stock.

Market Risk Disclosures

As discussed in Note 15, Financial Risk Management and Trading Activities, in the Notes to the Consolidated Financial Statements, in the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values. In the disclosures that follow, risk management activities refer to the mitigation of these risks through hedging activities. The Corporation is also exposed to commodity price risks primarily related to crude oil, natural gas, refined petroleum products and electricity, as well as foreign currency values, from its 50% voting interest in a consolidated energy trading joint venture, HETCO.  In October 2014, the Corporation also reached an agreement to sell its interest in HETCO.

In conjunction with the Corporation’s sale of its energy marketing business in the fourth quarter of 2013, certain derivative contracts, including new transactions following the closing date, (the “delayed transfer derivative contracts”) were not transferred to the acquirer, Direct Energy, a North American subsidiary of Centrica plc (Centrica), as required customer or regulatory consents had not been obtained. However, the agreement entered into between Hess and Direct Energy on the closing date transferred all economic risks and rewards of the energy marketing business, including the ownership of the delayed transfer derivative contracts, to Direct Energy. The transfer of these remaining contracts was completed during the third quarter of 2014.

Value at Risk: The Corporation uses value at risk to monitor and control commodity risk within its risk management and trading activities. The value at risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level. The model captures both first and second order sensitivities for options. Results may vary from time to time as trading strategies change to capture potential market rate movements or hedging levels change in risk management activities. The potential change in fair value based on commodity price risk is presented in the financial risk management and trading activities sections below.

Financial Risk Management Activities

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

The Corporation estimates that the value at risk for financial risk management activities was approximately $8 million at September 30, 2014 and $13 million at December 31, 2013, which was primarily due to crude oil cash flow hedge positions, as described in Note 15, Financial Risk Management and Trading Activities, in the Notes to the Consolidated Financial Statements. The results may vary from time to time primarily as hedge levels change.

In the fourth quarter of 2013, the Corporation entered into Brent crude oil fixed-price swap contracts to hedge 25,000 bopd for calendar year 2014. This 2014 hedging program was extended by 5,000 bopd in the first quarter of 2014 and an additional 10,000 bopd in the second quarter of 2014. These hedges are at an average price of $109.17 per barrel. In addition, during the second quarter of 2014 the Corporation entered into West Texas Intermediate (WTI) crude oil fixed‑price swap contracts to hedge 20,000 bopd for the remainder of 2014 at an average price of $100.41 per barrel. The Corporation has outstanding foreign exchange contracts used to reduce its exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a gain of approximately $118 million at September 30, 2014.

PART I—FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

The Corporation’s outstanding long-term debt of $5,996 million, including current maturities, had a fair value of $7,307 million at September 30, 2014. A 15% decrease in the rate of interest would increase the fair value of debt by approximately $165 million at September 30, 2014. A 15% increase in the rate of interest would decrease the fair value of debt by approximately $160 million at September 30, 2014.

Trading Activities

Trading activities are conducted through HETCO, an energy trading joint venture in which the Corporation has a 50% voting interest. The joint venture generates earnings through various strategies primarily using energy related commodities, securities and derivatives.

The Corporation estimates that the value at risk for trading activities, including commodities, was $5 million at September 30, 2014 and $4 million at December 31, 2013.

The information that follows represents 100% of the energy trading joint venture, as well as the Corporation’s proprietary trading accounts for 2013. Derivative trading transactions are marked-to-market and unrealized gains or losses are recognized in earnings. Gains or losses from sales of physical products are recorded at the time of sale. Net realized gains and losses from trading activities for the three and nine months ended September 30, 2014 amounted to gains of $132 million and $221 million, respectively, and gains of $12 million and $68 million for the corresponding periods in 2013, respectively.

The following table provides an assessment of the factors affecting the changes in the fair value of net assets (liabilities) relating to financial instruments and derivative commodity contracts used in trading activities:

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Fair value of contracts outstanding at January 1	$(161)	$(96)
Change in fair value of contracts outstanding at the beginning of the year and still outstanding at September 30	(11)	(5)
Reversal of fair value for contracts closed during the period	158	4
Fair value of contracts entered into during the period and still outstanding	(121)	28
Fair value of contracts outstanding at September 30	$(135)	$(69)

The following table summarizes the sources of net asset (liability) fair values of financial instruments and derivative commodity contracts by year of maturity used in the Corporation’s trading activities at September 30, 2014:

				2016 and
	Total	2014	2015	beyond
	(In millions)
Sources of fair value
Level 1	$(16)	$(30)	$22	$(8)
Level 2	(157)	(53)	(123)	19
Level 3	38	2	35	1
Total	$(135)	$(81)	$(66)	$12

PART I—FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures (continued)

The following table summarizes the fair values of receivables net of cash margin and letters of credit relating to the Corporation’s trading activities and the credit ratings of counterparties at September 30, 2014 (in millions):

Investment grade determined by outside sources	$155
Investment grade determined internally*	199
Less than investment grade	75
Fair value of net receivables outstanding at end of period	$429
*	Based on information provided by counterparties and other available sources.

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

PART I—FINANCIAL INFORMATION (CONT’D.)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Disclosures”.

Item 4.	Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2014.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Corporation, along with many companies engaged in refining and marketing of gasoline, has been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including the Corporation. The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. The majority of the cases asserted against the Corporation have been settled. In March 2014, the Corporation agreed to settle claims against it arising out of an action brought by the State of New Jersey for approximately $35 million. The settlement has been approved by the trial judge and the Corporation has reserves to fully cover this settlement amount.  In June 2014, the Commonwealth of Pennsylvania filed a lawsuit in state court in Pennsylvania alleging that Hess Corporation and all major oil companies with operations in Pennsylvania have damaged the ground waters in Pennsylvania by introducing gasoline with MTBE into the Commonwealth. This action has been removed to the Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York. An action brought by the Commonwealth of Puerto Rico also remained unresolved at September 30, 2014. The Corporation has recorded reserves for its estimated liabilities for its unresolved MTBE lawsuits, which are not material to the consolidated financial statements.

Item 2.	Share Repurchase Activities.

The Corporation’s share repurchase activities for the three months ended September 30, 2014, were as follows:

2014	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b) (In millions)
July	2,499,830	$99.23	2,499,830	$2,949
August	3,106,967	99.28	3,106,967	2,640
September	3,548,637	97.55	3,548,637	2,294
Total for the third quarter 2014	9,155,434	$98.59	9,155,434

(a)	Repurchased in open-market transactions. The average price paid per share was inclusive of transaction fees.
(b)

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common shares. In May 2014, the Corporation increased the repurchase program to $6.5 billion.

PART II—OTHER INFORMATION (CONT’D.)

Item 6.	Exhibits and Reports on Form 8‑K.

a.	Exhibits
	3(1)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3.1 of Form 8-K of Registrant dated May 7, 2014.
	31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	101(INS)	XBRL Instance Document
	101(SCH)	XBRL Schema Document
	101(CAL)	XBRL Calculation Linkbase Document
	101(LAB)	XBRL Labels Linkbase Document
	101(PRE)	XBRL Presentation Linkbase Document
	101(DEF)	XBRL Definition Linkbase Document

b.	Reports on Form 8-K

During the quarter ended September 30, 2014, Registrant filed the following reports on Form 8-K:
	(i)	Filing dated July 30, 2014 reporting under Items 2.02 and 9.01 a news release dated July 30, 2014 reporting results for the second quarter of 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: November 10, 2014