Form 10-Q
period 2015-03-31
HESS CORP
filed 2015-05-07
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

At March 31, 2015, there were 287,382,013 shares of Common Stock outstanding.

HESS CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2015	2014
	(In millions,
	except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,506	$2,444
Accounts receivable
Trade	1,405	1,642
Other	306	431
Inventories	546	527
Other current assets	560	1,643
Total current assets	4,323	6,687
PROPERTY, PLANT AND EQUIPMENT
Total — at cost	46,958	46,522
Less: Reserves for depreciation, depletion, amortization and lease impairment	19,750	19,005
Property, plant and equipment — net	27,208	27,517
GOODWILL	1,858	1,858
DEFERRED INCOME TAXES	2,356	2,169
OTHER ASSETS	356	347
TOTAL ASSETS	$36,101	$38,578
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$681	$708
Accrued liabilities	2,427	3,781
Taxes payable	290	294
Short-term debt and current maturities of long-term debt	69	68
Total current liabilities	3,467	4,851
LONG-TERM DEBT	5,911	5,919
DEFERRED INCOME TAXES	1,794	2,009
ASSET RETIREMENT OBLIGATIONS	2,086	2,281
OTHER LIABILITIES AND DEFERRED CREDITS	1,176	1,198
Total liabilities	14,434	16,258
EQUITY
Hess Corporation stockholders’ equity
Common stock, par value $1.00
Authorized — 600,000,000 shares
Issued — 287,382,013 shares at March 31, 2015; 285,834,964 shares at December 31, 2014	287	286
Capital in excess of par value	3,306	3,277
Retained earnings	19,578	20,052
Accumulated other comprehensive income (loss)	(1,504)	(1,410)
Total Hess Corporation stockholders’ equity	21,667	22,205
Noncontrolling interests	—	115
Total equity	21,667	22,320
TOTAL LIABILITIES AND EQUITY	$36,101	$38,578

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In millions,
	except per share amounts)
REVENUES AND NON-OPERATING INCOME
Sales (excluding excise taxes) and other operating revenues	$1,538	$2,673
Other, net	12	(81)
Total revenues and non-operating income	1,550	2,592
COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	306	393
Operating costs and expenses	478	466
Production and severance taxes	36	62
Exploration expenses, including dry holes and lease impairment	269	119
General and administrative expenses	147	142
Interest expense	85	81
Depreciation, depletion and amortization	956	726
Total costs and expenses	2,277	1,989
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(727)	603
Provision (benefit) for income taxes	(351)	239
INCOME (LOSS) FROM CONTINUING OPERATIONS	(376)	364
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(13)	57
NET INCOME (LOSS)	(389)	421
Less: Net income (loss) attributable to noncontrolling interests	—	35
NET INCOME (LOSS) ATTRIBUTABLE TO HESS CORPORATION	$(389)	$386
NET INCOME (LOSS) ATTRIBUTABLE TO HESS CORPORATION PER SHARE
BASIC:
Continuing operations	$(1.32)	$1.14
Discontinued operations	(0.05)	0.07
NET INCOME (LOSS) PER SHARE	$(1.37)	$1.21
DILUTED:
Continuing operations	$(1.32)	$1.13
Discontinued operations	(0.05)	0.07
NET INCOME (LOSS) PER SHARE	$(1.37)	$1.20
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	283.5	322.6
COMMON STOCK DIVIDENDS PER SHARE	$0.25	$0.25

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In millions)

NET INCOME (LOSS)	$(389)	$421

OTHER COMPREHENSIVE INCOME (LOSS):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	—	(5)
Income taxes on effect of hedge (gains) losses reclassified to income	—	2
Net effect of hedge (gains) losses reclassified to income	—	(3)
Change in fair value of cash flow hedges	20	14
Income taxes on change in fair value of cash flow hedges	(7)	(5)
Net change in fair value of cash flow hedges	13	9
Change in derivatives designated as cash flow hedges, after taxes	13	6

Pension and other postretirement plans
Amortization of net actuarial losses	19	8
Income taxes on amortization of net actuarial losses	(6)	(3)
Net effect of amortization of net actuarial losses	13	5
Change in pension and other postretirement plans, after taxes	13	5

Foreign currency translation adjustment
Foreign currency translation adjustment	(120)	51
Change in foreign currency translation adjustment	(120)	51

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(94)	62

COMPREHENSIVE INCOME (LOSS)	(483)	483
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	35
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HESS CORPORATION	$(483)	$448

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(389)	$421
Adjustments to reconcile net income (loss) to net cash provided by operating activities
(Gains) losses on asset sales, net	—	(10)
Depreciation, depletion and amortization	956	726
Loss from equity affiliates	—	93
Exploratory dry hole costs	169	9
Exploration lease impairment	54	32
Stock compensation expense	26	22
Provision (benefit) for deferred income taxes	(347)	112
(Income) loss from discontinued operations, net of income taxes	13	(57)
Changes in operating assets and liabilities	(109)	(231)
Cash provided by (used in) operating activities - continuing operations	373	1,117
Cash provided by (used in) operating activities - discontinued operations	(11)	41
Net cash provided by (used in) operating activities	362	1,158

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,237)	(1,146)
Proceeds from asset sales	—	1,237
Other, net	(10)	(57)
Cash provided by (used in) investing activities - continuing operations	(1,247)	34
Cash provided by (used in) investing activities - discontinued operations	95	(296)
Net cash provided by (used in) investing activities	(1,152)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Repayments	(17)	(333)
Common stock acquired and retired	(67)	(1,043)
Cash dividends paid	(72)	(79)
Employee stock options exercised, including income tax benefits	8	33
Cash provided by (used in) financing activities - continuing operations	(148)	(1,422)
Cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	(148)	(1,422)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(938)	(526)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,444	1,814
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,506	$1,288

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

				Accumulated
		Capital in		Other	Total Hess
	Common	Excess of	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Par	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions)
BALANCE AT JANUARY 1, 2015	$286	$3,277	$20,052	$(1,410)	$22,205	$115	$22,320
Net income (loss)			(389)		(389)	—	(389)
Other comprehensive income (loss)				(94)	(94)	—	(94)
Comprehensive income (loss)					(483)	—	(483)
Activity related to restricted common stock awards, net	1	18	—	—	19	—	19
Employee stock options, including income tax benefits	—	9	—	—	9	—	9
Performance share units	—	5	—	—	5	—	5
Cash dividends declared	—	—	(72)	—	(72)	—	(72)
Common stock acquired and retired	—	(3)	(13)	—	(16)	—	(16)
Noncontrolling interests, net	—	—	—	—	—	(115)	(115)
BALANCE AT MARCH 31, 2015	$287	$3,306	$19,578	$(1,504)	$21,667	$—	$21,667

BALANCE AT JANUARY 1, 2014	$325	$3,498	$21,235	$(338)	$24,720	$64	$24,784
Net income (loss)			386		386	35	421
Other comprehensive income (loss)				62	62	—	62
Comprehensive income (loss)					448	35	483
Activity related to restricted common stock awards, net	1	14	—	—	15	—	15
Employee stock options, including income tax benefits	1	34	—	—	35	—	35
Performance share units	—	3	—	—	3	—	3
Cash dividends declared	—	—	(79)	—	(79)	—	(79)
Common stock acquired and retired	(13)	(136)	(849)	—	(998)	—	(998)
Noncontrolling interests, net	—	—	—	—	—	(1)	(1)
BALANCE AT MARCH 31, 2014	$314	$3,413	$20,693	$(276)	$24,144	$98	$24,242

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at March 31, 2015 and December 31, 2014 and the consolidated results of operations and cash flows for the three months ended March 31, 2015 and 2014. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

The statements of consolidated income and consolidated cash flows for the three months ended March 31, 2014, have been recast to reflect the Corporation’s retail business which was sold in September 2014, and its energy trading joint venture, HETCO, which was sold in February 2015, as discontinued operations.  Certain other information in the financial statements and notes has been reclassified to conform to the current period presentation.

New Accounting Pronouncements:  In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU amends the criteria for reporting discontinued operations to include only disposals representing a strategic shift in operations. The ASU also requires expanded disclosures regarding the assets, liabilities, income, and expenses of discontinued operations. This ASU became effective for the Corporation in the first quarter of 2015 and did not have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic ASC 606. This ASU is effective for the Corporation beginning in the first quarter of 2018, with early adoption permitted from the first quarter of 2017. The Corporation is currently assessing the impact of the ASU on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which makes changes to both the variable interest model and the voting model, affecting all reporting entities involved with limited partnerships or similar entities. This ASU is effective for the Corporation beginning in the first quarter of 2016, with early adoption permitted. The Corporation is currently assessing the impact of the ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  This ASU is effective for the Corporation beginning in the first quarter of 2016, with early adoption permitted. The Corporation is currently assessing the impact of the ASU on its consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Discontinued Operations

The results of operations for the Corporation’s divested retail business and energy trading joint venture, HETCO, have been reported as discontinued operations in the Statement of Consolidated Income for all periods presented.  The Corporation’s interest in HETCO was sold in February 2015 and the retail business was sold in September 2014.

Sales and other operating revenues and Income (loss) from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Sales and other operating revenues	$14	$3,167
Income (loss) from discontinued operations before income taxes	$(24)	$73
Current tax provision (benefit)	—	—
Deferred tax provision (benefit)	(11)	16
Provision (benefit) for income taxes	(11)	16
Income (loss) from discontinued operations, net of income taxes	$(13)	$57
Less: Net income (loss) attributable to noncontrolling interests	—	35
Income (loss) from discontinued operations attributable to Hess Corporation	$(13)	$22

At December 31, 2014, HETCO assets totaling $1,035 million, which consisted of accounts receivable and other long‑lived assets, were reported in Other current assets, and liabilities totaling $797 million, which consisted primarily of accounts payable, were reported in Accrued liabilities in the Consolidated Balance Sheet.

3. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2015	2014
	(In millions)
Crude oil and natural gas liquids	$284	$246
Materials and supplies	262	281
Total inventories	$546	$527

4. Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the three months ended March 31, 2015 (in millions):

Balance at January 1	$1,416
Additions to capitalized exploratory well costs pending the determination of proved reserves	160
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(70)
Capitalized exploratory well costs charged to expense	(120)
Balance at March 31, 2015	$1,386

Capitalized exploratory well costs charged to expense in the preceding table excludes $49 million of exploratory well costs which were incurred and subsequently expensed in 2015.  First quarter 2015 results included an after-tax charge of $67 million ($159 million pre-tax) to write-off a previously capitalized exploration well and related leasehold costs associated with the Dinarta Block in the Kurdistan Region of Iraq following the decision of the Corporation and its partner in March 2015 to cease further drilling activity in the region. Capitalized exploratory well costs greater than one year old after completion of drilling were $1,217 million at March 31, 2015. Approximately 70% of the capitalized well costs in excess of one year relates to Block WA-390-P, offshore Western Australia, where development planning and commercial activities for the Corporation’s natural gas discoveries are ongoing. In December 2014, the Corporation executed a non-binding letter of intent with the North West Shelf (NWS), a third party joint venture with existing natural gas processing and liquefaction

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

facilities. Successful execution of binding agreements with NWS is necessary before the Corporation can execute a gas sales agreement and sanction development of the project. Approximately 30% of the capitalized well costs in excess of one year relates to offshore Ghana where the Corporation has drilled seven successful exploration wells. Appraisal plans for the seven wells on the block were submitted to the Ghanaian government in June 2013 for approval. Four of the plans were approved and discussions continue with the government on the three remaining appraisal plans. In the third quarter of 2014, the Corporation completed a three well appraisal program in Ghana. Well results continue to be evaluated and development planning is progressing.

5. Debt

In January 2015, the Corporation entered into a new $4 billion syndicated revolving credit facility that expires in January 2020. The new facility, which replaced a $4 billion facility that was scheduled to expire in April 2016, can be used for borrowings and letters of credit. Based on the Corporation’s credit rating as of March 31, 2015, borrowings on the facility will generally bear interest at 1.075% above the London Interbank Offered Rate with the facility fee amounting to 0.175% per annum. The interest rate and facility fee are subject to adjustment if the Corporation's credit rating changes. The restrictions on the amount of total borrowings and secured debt are substantially similar to the previous facility.  At March 31, 2015, there were no borrowings outstanding or letters of credit issued against the syndicated revolving credit facility.

6. Exit and Severance Costs

During the three months ended March 31, 2015 and 2014, the Corporation recorded exit related costs of $6 million and $20 million, respectively.  In addition, the Corporation incurred severance totaling $33 million in the first quarter of 2014, primarily related to the Corporation’s divestiture program announced in March 2013. During the first quarter of 2015, payments for accrued severance costs amounted to $28 million.

7.  Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Service cost	$17	$12
Interest cost	26	25
Expected return on plan assets	(42)	(40)
Amortization of unrecognized net actuarial losses	19	8
Pension expense	$20	$5

In 2015, the Corporation expects to contribute approximately $55 million to its funded pension plans.  Through March 31, 2015, the Corporation contributed approximately $13 million of this amount.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Weighted Average Common Shares

The net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In millions,
	except per share amounts)
Net income (loss) from continuing operations attributable to Hess Corporation	$(376)	$364
Income (loss) from discontinued operations, net of income taxes	(13)	57
Less: Net income (loss) attributable to noncontrolling interests	—	35
Net income (loss) from discontinued operations attributable to Hess Corporation	(13)	22
Net income (loss) attributable to Hess Corporation	$(389)	$386

Weighted average common shares outstanding:
Basic	283.5	318.1
Effect of dilutive securities
Restricted common stock	—	1.5
Stock options	—	1.8
Performance share units	—	1.2
Diluted	283.5	322.6

Net income (loss) attributable to Hess Corporation per share:
Basic:
Continuing operations	$(1.32)	$1.14
Discontinued operations	(0.05)	0.07
Net income (loss) per share	$(1.37)	$1.21
Diluted:
Continuing operations	$(1.32)	$1.13
Discontinued operations	(0.05)	0.07
Net income (loss) per share	$(1.37)	$1.20

The Corporation granted 1,118,043 shares of restricted stock, 362,873 performance share units (PSUs) and 521,773 stock options in the first quarter of 2015 and 1,016,801 shares of restricted stock, 292,662 PSUs and 162,911 stock options for the same period in 2014.  For the three months ended March 31, 2015, the Corporation excluded 6,790,531 stock options, 2,876,887 restricted stock awards and 1,139,268 performance stock units from calculating diluted shares as those are anti-dilutive when using if converted method.  The weighted average common shares used in the diluted earnings per share calculations for the three months ended March 31, 2014 exclude the effect of 3,371,122 stock options and 292,662 performance stock units, because their effect would be anti-dilutive.

The Corporation is permitted to repurchase up to $6.5 billion of outstanding common shares under a board authorized plan.  As of March 31, 2015, the inception-to-date shares repurchased under the plan was 62.9 million shares at a cost of approximately $5.3 billion.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Guarantees and Contingencies

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

In July 2004, HOVENSA LLC (HOVENSA), a 50/50 joint venture between the Corporation’s subsidiary, Hess Oil Virgin Islands Corp. (HOVIC), and a subsidiary of Petroleos de Venezuela S.A. (PDVSA), and HOVIC each received a letter from the Commissioner of the Virgin Islands Department of Planning and Natural Resources and Natural Resources Trustees, advising of the Trustee’s intention to bring suit against HOVIC and HOVENSA under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The letter alleges that HOVIC and HOVENSA are potentially responsible for damages to natural resources arising from releases of hazardous substances from the HOVENSA refinery, which had been operated by HOVIC until October 1998. An action was filed on May 5, 2005 in the District Court of the Virgin Islands against HOVENSA, HOVIC and other companies that operated industrial facilities on the south shore of St. Croix asserting that the defendants are liable under CERCLA and territorial statutory and common law for damages to natural resources. In 2014 HOVIC, HOVENSA and the government of the U.S. Virgin Islands entered into a settlement agreement pursuant to which HOVENSA paid $3.5 million and agreed to pay the government of the U.S. Virgin Islands an additional $40 million no later than December 31, 2014. HOVENSA was unable to make this additional payment because the U.S. Virgin Islands legislature did not approve a proposed operating agreement required to complete a proposed sale of HOVENSA, which would have provided funds to make the settlement payment. Under the terms of the settlement agreement, the U.S. Virgin Islands government was granted a first lien on HOVENSA’s assets to secure the settlement payment, and in January 2015 the government commenced a foreclosure action to enforce this lien. HOVENSA intends to defend this action and is also actively pursuing a sale of its terminal assets to satisfy its obligations, including its obligations to the government; however, it is possible that any such sale may not be completed before HOVENSA exhausts its available funds to continue current activities and it may be required to commence bankruptcy proceedings. The Registrant does not believe the resolution of the foreclosure proceeding or a HOVENSA bankruptcy will have a material adverse effect on its financial condition.

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

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.  Segment Information

The Corporation has completed its transition to a pure play Exploration and Production (E&P) company. The results of operations for its retail, energy marketing, terminal and refining businesses as well as the energy trading joint venture, HETCO, have been classified as discontinued operations. The Corporation currently has one operating segment, E&P, and other unallocated costs reflected under Corporate, Interest and Other.

The Corporation’s results by segment were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Sales and other operating revenues:
Exploration and Production	$1,538	$2,673
Corporate, Interest and Other	—	—
Total	$1,538	$2,673

Net income (loss) attributable to Hess Corporation:
Exploration and Production	$(286)	$508
Corporate, Interest and Other	(90)	(144)
Income (loss) from continuing operations	(376)	364
Discontinued operations	(13)	22
Total	$(389)	$386

Identifiable assets by operating segment were as follows:

	March 31,	December 31,
	2015	2014
	(In millions)
Exploration and Production	$35,981	$36,512
Corporate, Interest and Other	21	908
Continuing operations	36,002	37,420
Discontinued operations	99	1,158
Total	$36,101	$38,578

11. Financial Risk Management

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values. In the disclosures that follow, corporate risk management activities refer to the mitigation of these risks through hedging activities. The Corporation was also exposed to commodity price risks primarily related to crude oil, natural gas, refined petroleum products and electricity, as well as foreign currency values from a 50% voting interest in a consolidated energy trading joint venture up until the sale of the Corporation’s interest in the joint venture in February 2015.

Corporate Financial Risk Management Activities:  Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas produced by the Corporation or to reduce exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix or reduce volatility in the forward selling price of a portion of the Corporation’s crude oil or natural gas production. Forward contracts may also be used to purchase certain currencies in which the Corporation does business with the intent of reducing exposure to foreign currency fluctuations. These forward contracts comprise various currencies, primarily the British Pound and Danish Krone. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gross volumes of Corporate risk management derivative contracts outstanding were as follows:

	March 31,	December 31,
	2015	2014
Commodity, primarily crude oil (millions of barrels)	16	—
Foreign exchange (millions of USD *)	$862	$1,189
Interest rate swaps (millions of USD)	$1,300	$1,300
*	Denominated in U.S. dollars (USD).

In the first quarter of 2015, the Corporation entered into Brent crude oil collars to hedge 50,000 barrels of oil per day for the ten months from March 2015 to December 2015 at a cost of $38 million.  Under the terms of these contracts, the floor price to be received by the Corporation is $60 per barrel and the ceiling price it may receive is $80 per barrel.  All Brent crude oil collars have been designated as cash flow hedges.

At March 31, 2015, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to Brent crude oil collars were $12 million, which will be reclassified into earnings during 2015, as the hedged crude oil sales are recognized in earnings. There was no hedge ineffectiveness for the three months ended March 31, 2015 and a loss of approximately $1 million for the three months ended March 31, 2014 under the 2014 hedge program.  The Corporation recorded within Sales and other operating revenues a pre-tax gain of $12 million for the three months ended March 31, 2015, associated with changes in the time value of Brent crude oil collars.

At March 31, 2015 and December 31, 2014, the Corporation had interest rate swaps with gross notional amounts of $1,300 million.  During the first quarter of 2015, the Corporation settled existing interest rate swaps and received cash of $41 million.  Simultaneously, the Corporation entered into new interest rate swap arrangements.  All interest rate swaps have been designated as fair value hedges.  The Corporation recorded an increase of approximately $10 million for the three months ended March 31, 2015 and an increase of approximately $1 million (excluding accrued interest) for the three months ended March 31, 2014, in the fair value of interest rate swaps.  These items, excluding accrued interest, offset changes in the carrying value of the hedged fixed-rate debt.

Total foreign exchange gains reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income totaled $15 million pre-tax in the first quarter of 2015 compared with a loss of $6 million pre-tax in the first quarter of 2014.  Gains or losses on foreign exchange derivative contracts not designated as hedges, which are a component of total foreign exchange gains and losses, amounted to gains of $98 million in the first quarter of 2015 and was nil in the first quarter of 2014.

PART I - FINANCIAL INFORMATION (CONT’D)

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

		Gross Amounts Offset
		in the Consolidated
		Balance Sheet
		Physical		Net Amounts	Gross Amounts
		Derivative		Presented in	Not Offset in
		and		the	the
	Gross	Financial	Cash	Consolidated	Consolidated	Net
	Amounts	Instruments	Collateral	Balance Sheet	Balance Sheet	Amounts
	(i)	(ii)	(iii)	(iv)=(i)+(ii)+(iii)	(v)	(vi)=(iv)+(v)
	(In millions)
March 31, 2015
Assets
Derivative contracts
Commodity	$81	$(12)	$—	$69	$—	$69
Interest rate and other	38	(1)	—	37	—	37
Counterparty netting	—	(1)	—	(1)	—	(1)
Total derivative contracts	$119	$(14)	$—	$105	$—	$105
Liabilities
Derivative contracts
Commodity	$(15)	$12	$—	$(3)	$—	$(3)
Other	(3)	1	—	(2)	—	(2)
Counterparty netting	—	1	—	1	—	1
Total derivative contracts	$(18)	$14	$—	$(4)	$—	$(4)

The net assets and liabilities that were offset in the Consolidated Balance Sheet as reflected in column (iv) of the table above were included in Accounts receivable – Trade and Accounts payable, respectively.

The table below reflects the gross and net fair values of risk management derivative instruments:

	Accounts	Accounts
	Receivable	Payable
	(In millions)
March 31, 2015
Derivative contracts designated as hedging instruments
Commodity	$69	$—
Interest rate and other	4	(1)
Total derivative contracts designated as hedging instruments	73	(1)
Derivative contracts not designated as hedging instruments
Commodity	12	(15)
Foreign exchange	34	(2)
Total derivative contracts not designated as hedging instruments	46	(17)
Gross fair value of derivative contracts	119	(18)
Master netting arrangements	(14)	14
Net fair value of derivative contracts	$105	$(4)

As at March 31, 2015, Level 1 items comprised $3 million of Derivative liabilities.  Level 2 items comprised Derivative liabilities of $1 million and Derivative assets of $105 million, which included commodity contracts of $69 million and interest rate and other items of $36 million.  The Corporation did not have Level 3 instruments at March 31, 2015.  For all other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, carrying value

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximated their fair value at March 31, 2015.  Total Long-term debt of $5,980 million at March 31, 2015, had a fair value of $6,938 million based on Level 2 inputs.

Discontinued Operations - Trading Activities:  In the first quarter of 2015, the Corporation sold its interest in the energy trading joint venture.  Pursuant to the terms of the sale, the successor entity is permitted to continue to utilize the Corporation’s guarantees issued in favor of existing counterparties until November 12, 2015, provided that new trades are for a period of one year or less, comply with certain credit requirements, and net exposures remain within value at risk limits previously applied by the Corporation. The Corporation has the right to seek reimbursement from the successor entity upon any counterparty draw on the applicable guarantee from the Corporation.  The fair value of the guarantee recorded by the Corporation amounted to $11 million.

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

First Quarter Results

The Corporation reported a net loss of $389 million in the first quarter of 2015, compared with net income of $386 million in the first quarter of 2014. Excluding items affecting comparability of earnings between periods on page 18, adjusted net losses were $279 million in the first quarter of 2015 down from adjusted net income of $446 million in the first quarter of 2014, primarily due to the decline in realized selling prices, which reduced first quarter 2015 results by approximately $700 million after-tax.

First Quarter Response to Low Oil Prices

During the first quarter, the Corporation conducted an extensive company-wide review of its cost base.  As a result of our efforts to date, we have lowered full year 2015 guidance for capital and exploratory expenditures by $300 million to $4.4 billion, and reduced our full year 2015 guidance for cash operating costs by approximately $250 million, or $2.00 per barrel of oil equivalent down to a forecasted range of $17.50 to $18.50 per barrel.  Of the $550 million of initial savings we have identified, approximately $50 million results from a reduction in activity level, $250 million from self-elected cost reductions and $250 million from supply chain savings.  In addition, the Corporation significantly reduced share repurchases in the first quarter of 2015 to $16 million.

Based on current strip crude oil prices, the Corporation forecasts a significant net loss and net cash flow deficit in 2015.  The Corporation expects to fund its 2015 net cash flow deficit with existing cash on hand and, if necessary, borrowings under its long-term syndicated revolving credit facility.  The Corporation plans to preserve its financial flexibility and to improve its cash flow by pursuing further cost reductions and supply chain savings, significantly moderating stock repurchases compared with 2014, and depending on where crude oil prices trend, potentially further reducing its planned capital program. In addition, should needs dictate, the Corporation may also access other sources of liquidity by utilizing existing uncommitted credit facilities, issuing debt and equity securities, and/or pursuing further asset sales.

Exploration and Production

E&P incurred a net loss of $286 million in the first quarter of 2015 compared with net income of $508 million in the first quarter of 2014.  Excluding items affecting comparability of earning between periods, the adjusted net loss was $193 million in the first quarter of 2015 compared to adjusted net income of $514 million in 2014. In the first quarter of 2015, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $44.78 per barrel down from $99.17 per barrel in the first quarter of 2014.  The average worldwide natural gas liquids selling price was $14.91 per barrel in the first quarter of 2015, down from $44.28 per barrel in the year-ago quarter while the average worldwide natural gas selling price was $4.74 per thousand cubic feet (mcf) in the first quarter of 2015 compared with $7.03 per mcf in the first quarter a year-ago.  Worldwide crude oil and natural gas production was 361,000 barrels of oil equivalent per day (boepd) in the first quarter of 2015, compared with 318,000 boepd in the same period of 2014. Pro forma production, which excludes production from assets sold as well as any contribution from Libya, was 361,000 boepd and 294,000 boepd in the first quarter of 2015 and 2014, respectively.

The Corporation expects production to average between 355,000 boepd and 365,000 boepd for the second quarter of 2015 excluding Libya. The Corporation’s full year 2015 production forecast is expected to be between 350,000 boepd and 360,000 boepd excluding Libya.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of E&P activities:

•

In North Dakota, net production from the Bakken oil shale play increased to an average of 108,000 boepd for the first quarter of 2015 compared with 63,000 boepd in the prior year quarter due to continued drilling activities and the first quarter 2014 shut-down of the Tioga gas plant to complete the expansion project. The Corporation brought 70 gross operated wells on production in the first quarter of 2015 with drilling and completion costs per operated well averaging $6.8 million, a reduction of 9% from the first quarter of 2014. The average number of Bakken operated rigs was 12 in the first quarter of 2015.  The Corporation plans to operate 8 rigs for the remainder of 2015 and expects Bakken production to average between 95,000 boepd and 105,000 boepd during 2015.

•

In the Utica shale, net production from the wet gas acreage amounted to 17,000 boepd in the first quarter of 2015, compared to 2,000 boepd in the prior year quarter.  In addition, five wells were drilled, four wells were completed and four wells were brought on production across the Corporation’s joint venture acreage in the first quarter of 2015.  The Corporation and its joint venture partner are currently operating a total of two rigs but plan to release one rig by June 2015.  As a result of this reduction, the Corporation anticipates drilling 15 to 20 wells in 2015.

•

In the Gulf of Mexico, first quarter net production from Tubular Bells was 18,000 boepd and is forecast to be in the range of 30,000 boepd to 35,000 boepd for 2015 with the continued initial ramp up of production, the resolution of first quarter 2015 mechanical issues and a fourth production well scheduled to be brought online late in the second quarter of 2015.  At the Corporation’s Sicily prospect, the operator has completed exploration drilling and logging of the well and results are being evaluated.

•

At the Valhall Field in Norway, net production averaged 30,000 boepd during the first quarter of 2015, which included a maintenance shut-down, compared with 37,000 boepd in the year-ago quarter.  The operator has suspended drilling operations on one rig in the field until 2016 to reduce spend.  Net production for 2015 is estimated to be in the range of 30,000 boepd to 35,000 boepd.

•

In Equatorial Guinea, the Corporation plans to defer the remaining portion of an infill drilling program at the Okume Field beginning in the second quarter to reduce spend and allow time to evaluate newly acquired 4D seismic.

•	In Guyana, the operator commenced drilling of the Liza-1 well and anticipates that the well will reach target depth by the second quarter of 2015.
•

In the Kurdistan region of Iraq, the Corporation suspended drilling at the Shireen 1 exploration well due to mechanical issues.  Based on well results to date and given the current oil price environment, the Corporation and its partner agreed in March to abandon the well, relinquish the Dinarta Block, and to exit operations in the region.

•	In Libya, production was shut-in for the first quarter of 2015 due to continued civil unrest in the country.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended
	March 31,
	2015	2014
	(In millions,
	except per share amounts)
Net income (loss) attributable to Hess Corporation:
Exploration and Production	$(286)	$508
Corporate, Interest and Other	(90)	(144)
Income (loss) from continuing operations	(376)	364
Discontinued operations	(13)	22
Total	$(389)	$386

Net income (loss) attributable to Hess Corporation per share - Diluted:
Continuing operations	$(1.32)	$1.13
Discontinued operations	(0.05)	0.07
Net income (loss) attributable to Hess Corporation per share - Diluted	$(1.37)	$1.20

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods. The items in the table below are explained and the pre-tax amounts are shown on pages 23 to 24.

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Exploration and Production	$(93)	$(6)
Corporate, Interest and Other	(4)	(60)
Discontinued operations	(13)	6
Total items affecting comparability of earnings between periods	$(110)	$(60)

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Revenues and non-operating Income
Sales and other operating revenues	$1,538	$2,673
Other, net	11	4
Total revenues and non-operating income	1,549	2,677
Costs and Expenses
Cost of products sold (excluding items shown separate below)	306	393
Operating costs and expenses	478	466
Production and severance taxes	36	62
Exploration expenses, including dry holes and lease impairment	269	119
General and administrative expenses	88	80
Depreciation, depletion and amortization	953	721
Total costs and expenses	2,130	1,841
Results of operations before income taxes	(581)	836
Provision (benefit) for income taxes	(295)	328
Net income (loss) attributable to Hess Corporation	$(286)	$508

Excluding the E&P items affecting comparability of earnings between periods in the table on page 23, the changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cash operating costs, depreciation, depletion and amortization, exploration expenses and income taxes, as well as the impact of asset sales as described below.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Selling Prices: Average realized crude oil selling prices were 55% lower in the first quarter of 2015, compared to 2014 primarily due to declines in the benchmark prices for Brent and West Texas Intermediary (WTI) crude oil.  In addition, realized selling prices for natural gas liquids declined by approximately 65%.

The Corporation’s average selling prices were as follows:

	Three Months Ended
	March 31,
	2015	2014
Crude oil - per barrel (including hedging)
United States
Onshore	$38.28	$88.04
Offshore	43.55	99.34
Total United States	40.14	92.94

Europe	53.31	109.17
Africa	52.93	108.40
Asia	48.44	102.29
Worldwide	44.78	99.17

Crude oil - per barrel (excluding hedging)
United States
Onshore	$38.28	$88.04
Offshore	43.55	99.34
Total United States	40.14	92.94

Europe	53.17	108.74
Africa	52.82	107.92
Asia	48.44	102.29
Worldwide	44.74	99.00

Natural gas liquids - per barrel
United States
Onshore	$14.22	$53.46
Offshore	15.71	34.07
Total United States	14.47	41.54

Europe	27.58	63.83
Worldwide	14.91	44.28

Natural gas - per mcf
United States
Onshore	$2.07	$6.10
Offshore	2.31	4.37
Total United States	2.15	4.96

Europe	7.95	11.48
Asia and other	5.95	7.23
Worldwide	4.74	7.03

In the first quarter of 2015, the Corporation entered into Brent crude oil collars to hedge 50,000 barrels of oil per day (bopd) from March 2015 to December 2015.  Under the terms of these contracts, the floor price to be received by the Corporation is $60 per barrel and the ceiling price it may receive is $80 per barrel.

Realized and unrealized gains from crude oil price collars increased Sales and other operating revenues for the three months ended March 31, 2015 by $17 million ($11 million after income taxes).  Realized and unrealized gains in the first quarter of 2014 amounted to $9 million ($5 million after income taxes).

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Production Volumes:  The Corporation’s crude oil and natural gas production increased to 361,000 boepd in the first quarter of 2015, from 318,000 boepd for the same period in 2014.

The Corporation’s net daily worldwide production by region was as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Operating Data
Net Production Per Day
Crude oil - barrels
United States
Bakken	79	58
Other Onshore	11	9
Total Onshore	90	67
Offshore	50	51
Total United States	140	118

Europe	36	39
Africa	52	48
Asia	2	5
Worldwide	230	210

Natural gas liquids - barrels
United States
Bakken	19	2
Other Onshore	9	2
Total Onshore	28	4
Offshore	6	7
Total United States	34	11

Europe	1	2
Worldwide	35	13

Natural gas - mcf
United States
Bakken	58	15
Other Onshore	79	26
Total Onshore	137	41
Offshore	65	78
Total United States	202	119

Europe	36	37
Asia and other	336	415
Worldwide	574	571

Barrels of oil equivalent*	361	318
*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table on page 20.

United States: Crude oil and natural gas liquids production was higher in the first quarter of 2015, compared to the corresponding period in 2014, primarily due to higher production from the Bakken oil shale play, as a result of continued drilling activities and constrained first quarter 2014 production due to the temporary shut-down of the Tioga gas plant to

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

complete the expansion project.  The increase in natural gas production was attributable to the Bakken and the Utica shale.  Offshore production in the first quarter of 2015 was comparable to the year-ago quarter as production from the Tubular Bells Field, which came online in November 2014, was offset by lower production from the Conger and Llano Fields caused by scheduled maintenance activities.

Europe: Production in the first quarter of 2015 was slightly down compared with the same period in 2014, as lower production from the Valhall Field in Norway was largely offset by higher production from the South Arne Field in Denmark.  The Valhall Field’s first quarter operations were impacted by maintenance activities while production at the South Arne Field benefited from an ongoing drilling program.

Africa: Crude oil production in Africa was higher in the first quarter of 2015 compared to the corresponding period in 2014, primarily due to an infill drilling program at the Okume Field in Equatorial Guinea, which will be suspended in the second quarter of 2015 to reduce spend and allow time to evaluate newly acquired 4D seismic.

Asia and Other:  Asset sales in Indonesia and Thailand in 2014 reduced first quarter 2015 natural gas production but was partially offset by higher production at the Joint Development Area of Malaysia/Thailand.  Lower crude oil production in the first quarter of 2015 resulted primarily from the sale of Thailand assets.

Sales Volumes:  The impact of higher crude oil sales volumes increased after-tax income by approximately $130 million in the first quarter of 2015, compared with the corresponding period in 2014.

The Corporation’s worldwide sales volumes were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Crude oil - barrels	19,708	17,750
Natural gas liquids - barrels	3,119	1,122
Natural gas - mcf	51,641	51,357
Barrels of oil equivalent*	31,434	27,432

Crude oil - barrels per day	219	197
Natural gas liquids - barrels per day	35	12
Natural gas - mcf per day	574	571
Barrels of oil equivalent per day*	349	305
*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table on page 20.

Cost of Products Sold: Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from the Corporation’s partners in Hess operated wells or other third parties. The decrease in Cost of products sold in the first quarter of 2015 compared with the same period in 2014 principally reflects the decline in realized crude oil prices.

Cash Operating Costs:  Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes and E&P General and administrative expenses, were down in the first quarter of 2015, compared to the same period in 2014 due to lower production taxes in the Bakken and reduced operating and workover costs in Norway, but were partially offset by operating costs at Tubular Bells which commenced production in the fourth quarter of 2014.

Depreciation, Depletion and Amortization:  Depreciation, depletion and amortization (DD&A) expenses were higher in the first quarter of 2015, compared with the prior year period, primarily reflecting higher production volumes from the Bakken, Tubular Bells, Utica, and Okume Fields.  The Bakken and Tubular Bells fields each had a higher DD&A rate per barrel than the portfolio average.

Excluding items affecting comparability of earnings between periods, cash operating costs per barrel of oil equivalent (boe) were $17.90 in the first quarter of 2015 compared with $21.11 in the first quarter of 2014 and DD&A costs per boe were $29.36 in the first quarter of 2015 compared with $25.19 in the first quarter of 2014, resulting in total production unit costs of $47.26 and $46.30 per boe in the first quarter of 2015 and 2014, respectively.  For the second quarter and full year of 2015, cash operating costs are estimated to be in the range of $17.50 to $18.50 per boe and DD&A expenses are estimated to be in the range of $28.50 to $29.50 per boe resulting in total production unit costs ranging from $46.00 to $48.00 per boe.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Income Taxes:  Excluding items affecting comparability between periods, the effective income tax rate for E&P operations was a benefit of 50% in the first quarter of 2015 compared to a provision of 39% for the first quarter of 2014.  For the full year 2015, the E&P effective income tax rate is expected to be a benefit in the range of 39% to 43% and the second quarter rate is expected to be a benefit in the range of 39% to 43%, assuming no contribution from Libya.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Dry hole and related expenses	$(77)	$—
Inventory write-off	(16)	—
Employee severance and exit costs	—	(6)
	$(93)	$(6)

Exploration expenses in the first quarter of 2015 included a pre-tax charge of $159 million ($67 million after income taxes) to write-off a previously capitalized exploration well and associated leasehold expenses related to the Dinarta Block, in the Kurdistan Region of Iraq following the decision of the Corporation and its partner in March 2015 to abandon the well, relinquish the Dinarta Block, and to exit operations in the region.  Exploration expenses also included a pre-tax charge of $16 million ($10 million after income taxes) to write down a foreign exploration project to fair value.  During the first quarter of 2015, the Corporation incurred a pre-tax charge of $21 million ($16 million after income taxes) to write off surplus drilling materials in Equatorial Guinea following the decision to suspend the infill drilling program at the Okume Field.  During the first quarter of 2014, the Corporation recorded a pre-tax charge of $6 million ($6 million after income taxes), resulting from planned divestitures and the transformation into a more focused pure play E&P company.

The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil, natural gas liquids, and natural gas, reserve and production changes, exploration expenses, industry cost inflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk.  For a more comprehensive description of the risks that may affect the Corporation’s E&P business, see Item 1A. Risk Factors Related to Our Business and Operations in the Annual Report on Form 10-K for the year ended December 31, 2014.

Corporate, Interest and Other

The following table summarizes corporate, interest and other expenses:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$55	$56
Interest expense	95	100
Less: Capitalized interest	(10)	(19)
Interest expense, net	85	81
Corporate, Interest and Other expenses before income taxes	140	137
Provision (benefit) for income taxes	(54)	(53)
Net Corporate, Interest and Other expenses after income taxes	86	84
Items affecting comparability of earnings between periods, after-tax	4	60
Total Corporate, Interest and Other expenses after income taxes	$90	$144

Corporate and other expenses were comparable in the first quarter of 2015 and 2014.  Interest expense, net, increased in the first quarter of 2015 compared with the first quarter of 2014 reflecting lower capitalized interest.  Second quarter 2015 Corporate expenses are expected to be in the range of $30 million to $35 million after taxes and interest expense is expected to be in the range of $50 million to $55 million after taxes.  Excluding items affecting comparability of earnings, the estimate for corporate expenses for full year 2015 is still expected to be in the range of $120 million to $130 million after taxes and interest expense is still estimated to be in the range of $205 million to $215 million after taxes.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Items Affecting Comparability of Earnings Between Periods:

First quarter 2015 expenses included exit costs of $6 million ($4 million after income taxes). During the first quarter of 2014, the corporation incurred a charge of $84 million ($52 million after income taxes) to reduce the carrying value of its investment in the Bayonne Energy Center to fair value. In the first quarter of 2014, the Corporation also recorded pre-tax charges of $12 million ($8 million after income taxes) for employee severance and other exit costs.

Discontinued Operations

The net loss attributable to Hess Corporation from discontinued operations was $13 million in the first quarter of 2015 compared to income of $22 million in the first quarter of 2014.  The Corporation sold its interest in the energy trading joint venture in February 2015 and the retail business in September 2014.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	March 31,	December 31,
	2015	2014
	(In millions, except ratio)
Cash and cash equivalents	$1,506	$2,444
Short-term debt and current maturities of long-term debt	69	68
Total debt	5,980	5,987
Total equity	21,667	22,320
Debt to capitalization ratio*	21.6%	21.2%
*	Total debt as a percentage of the sum of total debt plus equity

Cash Flows

The following table summarizes the Corporation’s cash flows:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Cash flows from operating activities:
Cash provided by (used in) operating activities - continuing operations	$373	$1,117
Cash provided by (used in) operating activities - discontinued operations	(11)	41
Net cash provided by (used in) operating activities	362	1,158

Cash flows from investing activities:
Capital expenditures	(1,237)	(1,146)
Proceeds from asset sales	—	1,237
Other, net	(10)	(57)
Cash provided by (used in) investing activities - continuing operations	(1,247)	34
Cash provided by (used in) investing activities - discontinued operations	95	(296)
Net cash provided by (used in) investing activities	(1,152)	(262)

Cash flows from financing activities:
Cash provided by (used in) financing activities - continuing operations	(148)	(1,422)
Cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	(148)	(1,422)

Net increase (decrease) in cash and cash equivalents from continuing operations	(1,022)	(271)
Net increase (decrease) in cash and cash equivalents from discontinued operations	84	(255)
Net increase (decrease) in cash and cash equivalents	$(938)	$(526)

Operating activities:  Net cash provided by operating activities was $362 million in the first quarter of 2015, compared with $1,158 million in the same period of 2014, primarily reflecting the decline in benchmark crude oil prices.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Investing activities:  Capital expenditures from continuing operations were higher in the first quarter of 2015 compared to the same period in 2014 primarily as a result of increased development activities at the Stampede project in the Gulf of Mexico and the North Malay Basin project and higher exploration drilling in the Gulf of Mexico, Guyana, and Kurdistan.  During the first quarter of 2014, the Corporation received proceeds of approximately $650 million from the sale of its interest in the Pangkah Field, offshore Indonesia, and approximately $590 million from the sale of 47,000 acres of its dry gas position in the Utica shale.  In January 2014, the Corporation acquired its partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million which is reported in discontinued operations.

Financing activities: In the first quarter of 2015, the Corporation repaid $17 million of debt.  The Corporation purchased  $16 million of common shares and settled $51 million of common stock purchases from 2014 during the first quarter of 2015 under its Board authorized $6.5 billion repurchase plan, down from approximately $1.0 billion in the first quarter of 2014.  Dividends paid were $72 million in the first quarter of 2015 compared to $79 million in the first quarter of 2014.  The quarterly dividend rate was $0.25 per common share in each period.

Future Capital Requirements and Resources

The Corporation anticipates investing approximately $4.4 billion in capital and exploratory expenditures during 2015.  Based on current strip crude oil prices, the Corporation forecasts in 2015 a significant net loss and net cash flow deficit after funding planned capital expenditures, dismantlement obligations, pension contributions, dividends and share repurchases under its Board authorized plan. The Corporation expects to fund its 2015 net cash flow deficit with existing cash on hand and, if necessary, borrowings under its long-term syndicated revolving credit facility.

Crude oil and natural gas prices are volatile and difficult to predict. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. The Corporation plans to preserve its financial flexibility and to improve its cash flow by pursuing further cost reductions and supply chain savings, significantly moderating stock repurchases compared with 2014, and depending on where crude oil prices trend, potentially further reducing its planned capital program. In addition, should needs dictate, the Corporation may also access other sources of liquidity by utilizing existing uncommitted credit facilities, issuing debt and equity securities, and/or pursuing further asset sales.

The table below summarizes the capacity, usage and available capacity of the Corporation’s borrowing and letter of credit facilities at March 31, 2015:

				Letters of
	Expiration			Credit		Available
	Date	Capacity	Borrowings	Issued	Total Used	Capacity
		(In millions)
Revolving credit facility	January 2020	$4,000	$—	$—	$—	$4,000
Committed lines	Various *	875	—	25	25	850
Uncommitted lines	Various *	118	—	118	118	—
Total		$4,993	$—	$143	$143	$4,850
*	Committed and uncommitted lines have expiration dates through 2016.

The Corporation’s $143 million in letters of credit outstanding at March 31, 2015 are primarily issued to satisfy performance obligations related to the Corporation’s exploration and production activities.

In January 2015, the Corporation entered into a new $4 billion syndicated revolving credit facility that expires in January 2020.  The new facility, which replaced a $4 billion facility that was scheduled to expire in April 2016, can be used for borrowings and letters of credit.  Based on the Corporation’s credit rating as of March 31, 2015, borrowings on the facility will generally bear interest at 1.075% above the London Interbank Offered Rate.  A fee of 0.175% per annum is also payable on the amount of the facility.  The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures

The Corporation is exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  See Note 11, Financial Risk Management, in the Notes to Consolidated Financial Statements. In the disclosures that follow, risk management activities refer to the mitigation of these risks through hedging activities.

Value at Risk: The Corporation uses value at risk to monitor and control commodity risk within its risk management activities.  The value at risk model uses historical simulation and the results represent the potential loss in fair value over one day at a 95% confidence level.  The model captures both first and second order sensitivities for options.  Results may vary from time to time as hedging levels change in risk management activities.  The potential change in fair value based on commodity price risk is presented in the financial risk management activities section below.

Financial Risk Management Activities

In the first quarter of 2015, the Corporation entered into Brent crude oil collars to hedge 50,000 bopd from March 2015 to December 2015.  Under the terms of these contracts, the floor price to be received by the Corporation is $60 per barrel and the ceiling price it may receive is $80 per barrel.

The Corporation estimates that the value at risk associated with Brent crude oil collars was $16 million at March 31, 2015.  The results may vary from time to time primarily as Brent oil prices or hedge levels change.

The Corporation has outstanding foreign exchange contracts used to reduce its exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% weakening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $85 million at March 31, 2015.

The Corporation’s outstanding long-term debt of $5,980 million, including current maturities, had a fair value of $6,938 million at March 31, 2015.  A 15% decrease in the rate of interest would increase the fair value of debt by approximately $475 million at March 31, 2015.  A 15% increase in the rate of interest would decrease the fair value of debt by approximately $420 million at March 31, 2015.

Discontinued Operations – Trading Activities

In the first quarter of 2015, the Corporation sold its interest in the energy trading joint venture, HETCO.  Pursuant to the terms of the sale, the successor entity is permitted to continue to utilize the Corporation’s guarantees issued in favor of existing counterparties until November 12, 2015, provided that new trades are for a period of one year or less, comply with certain credit requirements, and net exposures remain within value at risk limits previously applied by the Corporation. The Corporation has the right to seek reimbursement from the successor entity upon any counterparty drawing on the applicable guarantee from the Corporation.  The fair value of the guarantee recorded by the Corporation amounted to $11 million.

Forward-looking Information

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, including references to the Corporation’s future results of operations and financial position, liquidity and capital resources, capital expenditures, asset sales, oil and gas production, costs and expenses, tax rates, debt repayment, hedging, derivative and market risk disclosures include forward-looking information.  These sections typically include statements with words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would” or similar words, indicating that future outcomes are uncertain.  Forward-looking disclosures are based on the Corporation’s current understanding and assessment of these activities and reasonable assumptions about the future.  Actual results may differ from these disclosures because of changes in market conditions, government actions and other factors.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Disclosures.”

Item 4.	Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2015.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART I - FINANCIAL INFORMATION (CONT’D.)

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Information regarding legal proceedings is contained in Note 9, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 2.	Share Repurchase Activities.

The Corporation’s share repurchase activities for the three months ended March 31, 2015, were as follows:

2015	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c) (In millions)
January	116,250	$69.65	116,250	$1,233
February	88,765	74.64	88,765	1,226
March	46,110	74.45	15,560	1,225
Total for 2015	251,125	$72.29	220,575
(a)	Repurchased in open-market transactions. The average price paid per share was inclusive of transaction fees.
(b)

Includes 30,550 common shares repurchased at a price of $74.58 per common share on the open market, which were subsequently granted to Directors in accordance with the Non-Employee Directors’ Stock Plan.

(c)

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common shares. In May 2014, the Corporation increased the repurchase program to $6.5 billion.

PART II - OTHER INFORMATION (CONT’D.)

Item 6.	Exhibits and Reports on Form 8‑K.

a.	Exhibits
10(1)

Credit Agreement dated as of January 21, 2015 among Hess Corporation, the subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Form 8‑K of the Registrant filed on January 27, 2015.

	10(2)*	Form of Restricted Stock Award Agreement.
	10(3)*	Form of Performance Award Agreement for three-year period ending December 31, 2017.
	31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	101(INS)	XBRL Instance Document
	101(SCH)	XBRL Schema Document
	101(CAL)	XBRL Calculation Linkbase Document
	101(LAB)	XBRL Labels Linkbase Document
	101(PRE)	XBRL Presentation Linkbase Document
	101(DEF)	XBRL Definition Linkbase Document * These exhibits relate to executive compensation plans and arrangements

b.	Reports on Form 8-K

During the quarter ended March 31, 2015, Registrant filed the following reports on Form 8-K:
(i)

Filing dated January 27, 2015 under Items 1.01, 1.02, 2.03 and 9.01 reporting entry into a five-year credit agreement between the Corporation and J.P. Morgan Chase Bank, N.A., as lender and administrative agent and the other lenders party thereto.

	(ii)	Filing dated January 28, 2015 reporting under Item 2.02 and 9.01, a press release dated January 28, 2015 reporting Results of Operations and Financial Condition, and Financial Statements and Exhibits.
	(iii)	Filing dated March 3, 2015 reporting under Item 5.02 reporting compensatory arrangements of certain officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: May 7, 2015