Form 10-Q
period 2015-06-30
HESS CORP
filed 2015-08-07
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

At June 30, 2015, there were 287,057,761 shares of Common Stock outstanding.

HESS CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2015	2014
	(In millions,
	except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$931	$2,444
Accounts receivable
Trade	1,492	1,642
Other	302	431
Inventories	569	527
Other current assets	632	1,643
Total current assets	3,926	6,687
PROPERTY, PLANT AND EQUIPMENT
Total — at cost	47,878	46,522
Less: Reserves for depreciation, depletion, amortization and lease impairment	20,580	19,005
Property, plant and equipment — net	27,298	27,517
GOODWILL	1,473	1,858
DEFERRED INCOME TAXES	2,504	2,169
OTHER ASSETS	357	347
TOTAL ASSETS	$35,558	$38,578
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$616	$708
Accrued liabilities	2,495	3,781
Taxes payable	313	294
Current maturities of long-term debt	69	68
Total current liabilities	3,493	4,851
LONG-TERM DEBT	5,888	5,919
DEFERRED INCOME TAXES	1,825	2,009
ASSET RETIREMENT OBLIGATIONS	2,011	2,281
OTHER LIABILITIES AND DEFERRED CREDITS	1,238	1,198
Total liabilities	14,455	16,258
EQUITY
Hess Corporation stockholders’ equity
Common stock, par value $1.00
Authorized — 600,000,000 shares
Issued — 287,057,761 shares at June 30, 2015; 285,834,964 shares at December 31, 2014	287	286
Capital in excess of par value	3,329	3,277
Retained earnings	18,923	20,052
Accumulated other comprehensive income (loss)	(1,436)	(1,410)
Total Hess Corporation stockholders’ equity	21,103	22,205
Noncontrolling interests	—	115
Total equity	21,103	22,320
TOTAL LIABILITIES AND EQUITY	$35,558	$38,578

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
REVENUES AND NON-OPERATING INCOME
Sales and other operating revenues	$1,953	$2,829	$3,491	$5,502
Gains on asset sales, net	—	779	—	789
Other, net	(18)	(25)	(6)	(116)
Total revenues and non-operating income	1,935	3,583	3,485	6,175

COSTS AND EXPENSES
Cost of products sold (excluding items shown separately below)	356	421	634	785
Operating costs and expenses	503	545	1,009	1,040
Production and severance taxes	45	78	81	140
Exploration expenses, including dry holes and lease impairment	90	460	359	579
General and administrative expenses	151	143	298	285
Interest expense	86	85	171	166
Depreciation, depletion and amortization	1,028	785	1,984	1,511
Impairment	385	—	385	—
Total costs and expenses	2,644	2,517	4,921	4,506
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(709)	1,066	(1,436)	1,669
Provision (benefit) for income taxes	(156)	92	(507)	331
INCOME (LOSS) FROM CONTINUING OPERATIONS	(553)	974	(929)	1,338
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(14)	(44)	(27)	13
NET INCOME (LOSS)	(567)	930	(956)	1,351
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	—	34
NET INCOME (LOSS) ATTRIBUTABLE TO HESS CORPORATION	$(567)	$931	$(956)	$1,317

NET INCOME (LOSS) ATTRIBUTABLE TO HESS CORPORATION PER SHARE
BASIC:
Continuing operations	$(1.94)	$3.15	$(3.27)	$4.26
Discontinued operations	(0.05)	(0.14)	(0.10)	(0.07)
NET INCOME (LOSS) PER SHARE	$(1.99)	$3.01	$(3.37)	$4.19

DILUTED:
Continuing operations	$(1.94)	$3.10	$(3.27)	$4.20
Discontinued operations	(0.05)	(0.14)	(0.10)	(0.07)
NET INCOME (LOSS) PER SHARE	$(1.99)	$2.96	$(3.37)	$4.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DILUTED)	284.3	314.1	283.9	318.7
COMMON STOCK DIVIDENDS PER SHARE	$0.25	$0.25	$0.50	$0.50

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)

NET INCOME (LOSS)	$(567)	$930	$(956)	$1,351

OTHER COMPREHENSIVE INCOME (LOSS):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	—	(5)	—	(10)
Income taxes on effect of hedge (gains) losses reclassified to income	—	2	—	4
Net effect of hedge (gains) losses reclassified to income	—	(3)	—	(6)
Change in fair value of cash flow hedges	(18)	(40)	2	(26)
Income taxes on change in fair value of cash flow hedges	6	15	(1)	10
Net change in fair value of cash flow hedges	(12)	(25)	1	(16)
Change in derivatives designated as cash flow hedges, after taxes	(12)	(28)	1	(22)

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(15)	(4)	(15)	(4)
Income taxes on actuarial changes in plan liabilities	6	2	6	2
(Increase) reduction in unrecognized actuarial losses, net	(9)	(2)	(9)	(2)
Amortization of net actuarial losses	25	15	44	23
Income taxes on amortization of net actuarial losses	(8)	(5)	(14)	(8)
Net effect of amortization of net actuarial losses	17	10	30	15
Change in pension and other postretirement plans, after taxes	8	8	21	13

Foreign currency translation adjustment
Foreign currency translation adjustment	72	(88)	(48)	(37)
Change in foreign currency translation adjustment	72	(88)	(48)	(37)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	68	(108)	(26)	(46)

COMPREHENSIVE INCOME (LOSS)	(499)	822	(982)	1,305
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(1)	—	34
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HESS CORPORATION	$(499)	$823	$(982)	$1,271

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(956)	$1,351
Adjustments to reconcile net income (loss) to net cash provided by operating activities
(Gains) losses on asset sales, net	—	(789)
Depreciation, depletion and amortization	1,984	1,511
Impairment	385	—
Loss from equity affiliates	—	84
Exploratory dry hole costs	176	286
Exploration lease impairment	78	161
Stock compensation expense	51	40
Provision (benefit) for deferred income taxes	(534)	72
(Income) loss from discontinued operations, net of income taxes	27	(13)
Changes in operating assets and liabilities	(114)	(596)
Cash provided by (used in) operating activities - continuing operations	1,097	2,107
Cash provided by (used in) operating activities - discontinued operations	(21)	(46)
Net cash provided by (used in) operating activities	1,076	2,061

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,423)	(2,340)
Proceeds from asset sales	—	2,847
Other, net	(13)	(124)
Cash provided by (used in) investing activities - continuing operations	(2,436)	383
Cash provided by (used in) investing activities - discontinued operations	95	(405)
Net cash provided by (used in) investing activities	(2,341)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt with maturities of greater than 90 days
Borrowings	—	598
Repayments	(34)	(500)
Common stock acquired and retired	(78)	(1,735)
Cash dividends paid	(144)	(156)
Employee stock options exercised, including income tax benefits	10	148
Noncontrolling interests, net	—	(1)
Other, net	(2)	—
Cash provided by (used in) financing activities - continuing operations	(248)	(1,646)
Cash provided by (used in) financing activities - discontinued operations	—	(2)
Net cash provided by (used in) financing activities	(248)	(1,648)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,513)	391
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,444	1,814
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$931	$2,205

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

				Accumulated
		Capital in		Other	Total Hess
	Common	Excess of	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Par	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions)
BALANCE AT JANUARY 1, 2015	$286	$3,277	$20,052	$(1,410)	$22,205	$115	$22,320
Net income (loss)			(956)		(956)	—	(956)
Other comprehensive income (loss)				(26)	(26)	—	(26)
Comprehensive income (loss)					(982)	—	(982)
Activity related to restricted common stock awards, net	2	34	—	—	36	—	36
Employee stock options, including income tax benefits	—	12	—	—	12	—	12
Performance share units	—	12	—	—	12	—	12
Cash dividends declared	—	—	(144)	—	(144)	—	(144)
Common stock acquired and retired	(1)	(6)	(29)	—	(36)	—	(36)
Noncontrolling interests, net	—	—	—	—	—	(115)	(115)
BALANCE AT JUNE 30, 2015	$287	$3,329	$18,923	$(1,436)	$21,103	$—	$21,103

BALANCE AT JANUARY 1, 2014	$325	$3,498	$21,235	$(338)	$24,720	$64	$24,784
Net income (loss)			1,317		1,317	34	1,351
Other comprehensive income (loss)				(46)	(46)	—	(46)
Comprehensive income (loss)					1,271	34	1,305
Activity related to restricted common stock awards, net	1	28	—	—	29	—	29
Employee stock options, including income tax benefits	3	147	—	—	150	—	150
Performance share units	—	8	—	—	8	—	8
Cash dividends declared	—	—	(156)	—	(156)	—	(156)
Common stock acquired and retired	(21)	(227)	(1,517)	—	(1,765)	—	(1,765)
Noncontrolling interests, net	—	—	—	—	—	(1)	(1)
BALANCE AT JUNE 30, 2014	$308	$3,454	$20,879	$(384)	$24,257	$97	$24,354

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Corporation’s consolidated financial position at June 30, 2015 and December 31, 2014, the consolidated results of operations for the three months and six months ended June 30, 2015 and 2014, and consolidated cash flows for the six months ended June 30, 2015 and 2014. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

The statements of consolidated income for the three months and six months ended June 30, 2014 and consolidated cash flows for the six months ended June 30, 2014, have been recast to reflect the Corporation’s energy trading joint venture, HETCO, which was sold in February 2015, as discontinued operations.  In Note 12, Segment Information, the Corporation has reported a new operating segment to reflect the establishment of the Bakken Midstream operating segment in the second quarter of 2015 and have presented prior period numbers on a comparable basis.  See Note 14, Subsequent Event; in Notes to Consolidated Financial Statements for further information.  Certain information in the financial statements and notes has been reclassified to conform to the current period presentation.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  This ASU is effective for the Corporation beginning in the first quarter of 2016, with early adoption permitted. The Corporation does not expect that the ASU will have a material impact to its consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Discontinued Operations

The results of operations for the Corporation’s divested energy trading joint venture, HETCO, which was sold in February 2015, and other previously divested downstream businesses have been reported as discontinued operations in the Statement of Consolidated Income for all periods presented.

Sales and other operating revenues and Income (loss) from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Sales and other operating revenues	$—	$3,083	$14	$6,250

Income (loss) from discontinued operations before income taxes	$(19)	$(67)	$(43)	$6
Current tax provision (benefit)	—	—	—	—
Deferred tax provision (benefit)	(5)	(23)	(16)	(7)
Provision (benefit) for income taxes	(5)	(23)	(16)	(7)
Income (loss) from discontinued operations, net of income taxes	$(14)	$(44)	$(27)	$13
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	—	34
Income (loss) from discontinued operations attributable to Hess Corporation	$(14)	$(43)	$(27)	$(21)

At December 31, 2014, HETCO assets totaling $1,035 million, which consisted of accounts receivable and other long‑lived assets, were reported in Other current assets, and liabilities totaling $797 million, which consisted primarily of accounts payable, were reported in Accrued liabilities in the Consolidated Balance Sheet.

3. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2015	2014
	(In millions)
Crude oil and natural gas liquids	$289	$246
Materials and supplies	280	281
Total inventories	$569	$527

4. Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves for the six months ended June 30, 2015 (in millions):

Balance at January 1	$1,416
Additions to capitalized exploratory well costs pending the determination of proved reserves	281
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(72)
Capitalized exploratory well costs charged to expense	(120)
Balance at June 30, 2015	$1,505

Capitalized exploratory well costs charged to expense in the preceding table primarily relate to the Dinarta Block in the Kurdistan Region of Iraq following the decision of the Corporation and its partner in March 2015 to cease further drilling activity in the region.  In addition, the Corporation expensed $56 million of exploratory well costs incurred during 2015 that are not reflected in the preceding table.

Capitalized exploratory well costs greater than one year old after completion of drilling were $1,247 million at June 30, 2015. Approximately 70% of the capitalized well costs in excess of one year relates to Block WA-390-P, offshore Western Australia, where development planning and commercial activities for the Corporation’s natural gas discoveries are ongoing.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2014, the Corporation executed a non-binding letter of intent with the North West Shelf (NWS), a third party joint venture with existing natural gas processing and liquefaction facilities. Successful execution of binding agreements with NWS is necessary before the Corporation can execute a gas sales agreement and sanction development of the project. Approximately 30% of the capitalized well costs in excess of one year relates to offshore Ghana, where the Corporation has drilled seven successful exploration wells. Appraisal plans for the seven wells on the block were submitted to the Ghanaian government in June 2013 for approval. Four of the plans were approved and discussions continue with the government on the three remaining appraisal plans. In 2014, the Corporation completed a three well appraisal program in Ghana. Well results continue to be evaluated and development planning is progressing.

5. Goodwill

In the second quarter of 2015, the Corporation established a new operating segment, the Bakken Midstream segment which had previously been reported as part of the Onshore reporting unit within the E&P operating segment.  As a result, the Corporation has two operating segments, E&P and Bakken Midstream, as of June 30, 2015.  The E&P operating segment previously had two reporting units, Offshore which had allocated goodwill of $1,098 million and Onshore which had allocated goodwill of $760 million prior to forming the Bakken Midstream operating segment.  Upon formation of the Bakken Midstream operating segment, the Corporation allocated $375 million of goodwill from the Onshore reporting unit to the Bakken Midstream operating segment based on the relative fair values of the Bakken Midstream business and the remainder of the Onshore reporting unit.  There has been no change to the composition of the Offshore reporting unit.

In accordance with accounting standards for goodwill, the Corporation performed impairment tests at June 30, 2015 on the Offshore and Onshore reporting units prior to creation of the Bakken Midstream segment.   No impairment resulted from this assessment.  In addition, accounting standards require that following a reorganization, allocated goodwill should be tested for impairment.  The Corporation also performed impairment tests on the allocated goodwill for the Bakken Midstream and the Onshore reporting unit at June 30, 2015.  Goodwill allocated to the Bakken Midstream operating segment passed the impairment test but the goodwill allocated to the Onshore reporting unit did not pass the impairment test.  As a result, the Corporation recorded a noncash pre-tax charge of $385 million ($385 million after income taxes) in the second quarter of 2015 to reflect the Onshore reporting unit’s goodwill at its implied fair value of zero based on a hypothetical purchase price allocation as stipulated in the accounting standards.

Fair value of the Corporation’s Onshore reporting unit was determined using multiple valuation techniques, including projected discounted cash flows of producing assets and known development projects. The determination of projected discounted cash flows depends on estimates about oil and gas reserves, future prices, operating costs, capital expenditures, discount rate and timing of future net cash flows. The Corporation also considered the relative market valuation of similar peer companies using market multiples, and other observable market data, in determining fair value of the Onshore reporting unit.  The valuation methodologies used represent Level 3 measurements as defined by accounting standards.  Fair value of the Bakken Midstream operating segment was based on the value implied in the Corporation’s announced sale in June 2015 of a 50% interest in the Bakken Midstream business.

The changes in the carrying amount of goodwill are as follows (in millions):

	Exploration and Production	Bakken Midstream	Total
Beginning balance at January 1	$1,858	$—	$1,858
Reclassification	(375)	375	—
Impairment	(385)	—	(385)
Ending balance at June 30, 2015	$1,098	$375	$1,473

6. Debt

In January 2015, the Corporation entered into a $4 billion syndicated revolving credit facility that expires in January 2020. The new facility, which replaced a $4 billion facility that was scheduled to expire in April 2016, can be used for borrowings and letters of credit. Based on the Corporation’s credit rating as of June 30, 2015, borrowings on the facility will generally bear interest at 1.075% above the London Interbank Offered Rate with the facility fee amounting to 0.175% per annum. The

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

interest rate and facility fee are subject to adjustment if the Corporation's credit rating changes. The restrictions on the amount of total borrowings and secured debt are substantially similar to the previous facility.  At June 30, 2015, there were no borrowings outstanding or letters of credit issued against the syndicated revolving credit facility.

7. Dispositions

In April 2014, the Corporation completed the sale of its E&P interests in Thailand for cash proceeds of approximately $805 million. This transaction resulted in a pre-tax gain of $706 million ($706 million gain after income taxes).  In June 2014, the Corporation completed the sale of its 50% interest in a joint venture constructing an electric generating facility in Newark, New Jersey for cash proceeds of $320 million, resulting in a pre-tax gain of approximately $13 million ($8 million gain after income taxes). Also in June 2014, the Corporation completed the sale of approximately 30,000 net acres of Utica dry gas acreage, including related wells and facilities, for cash proceeds of approximately $485 million and recorded a pre-tax gain of $62 million ($35 million gain after income taxes).  The Corporation also sold approximately 47,000 acres of Utica dry gas acreage in March 2014 for proceeds of approximately $590 million. There was no gain or loss realized on the transaction as the carrying value of undeveloped leasehold costs was reduced by the sales proceeds. In the first quarter of 2014, the Corporation completed the sale of its interest in the Pangkah asset, offshore Indonesia for cash proceeds of approximately $650 million.  This transaction resulted in a pre-tax gain of $31 million ($10 million loss after income taxes). In addition, the Corporation sold an exploration block in Indonesia for a pre-tax loss of $20 million ($11 million gain after income taxes).

8. Exit and Severance Costs

During the three months and six months ended June 30, 2015, the Corporation recorded exit related costs of $21 million and $27 million, respectively, and recorded exit related costs of $4 million and $24 million for the three and six months ended June 30, 2014, respectively. In addition, the Corporation incurred severance expense totaling $28 million and $61 million during the three months and six months ended June 30, 2014, respectively, primarily related to the Corporation’s divestiture program.  During the three and six months ended June 30, 2015, payments for accrued severance costs amounted to $9 million and $37 million, respectively.

9.  Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Service cost	$18	$13	$35	$25
Interest cost	26	24	52	49
Expected return on plan assets	(43)	(40)	(85)	(80)
Amortization of unrecognized net actuarial losses	20	7	39	15
Settlement loss	5	8	5	8
Pension expense	$26	$12	$46	$17

In 2015, the Corporation expects to contribute approximately $55 million to its funded pension plans.  Through June 30, 2015, the Corporation contributed approximately $27 million of this amount.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Weighted Average Common Shares

The net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Net income (loss) from continuing operations attributable to Hess Corporation	$(553)	$974	$(929)	$1,338
Income (loss) from discontinued operations, net of income taxes	(14)	(44)	(27)	13
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	—	34
Net income (loss) from discontinued operations attributable to Hess Corporation	(14)	(43)	(27)	(21)
Net income (loss) attributable to Hess Corporation	$(567)	$931	$(956)	$1,317

Weighted average common shares outstanding:
Basic	284.3	309.7	283.9	314.2
Effect of dilutive securities
Restricted common stock	—	1.4	—	1.5
Stock options	—	1.7	—	1.7
Performance share units	—	1.3	—	1.3
Diluted	284.3	314.1	283.9	318.7

Net income (loss) attributable to Hess Corporation per share:
Basic:
Continuing operations	$(1.94)	$3.15	$(3.27)	$4.26
Discontinued operations	(0.05)	(0.14)	(0.10)	(0.07)
Net income (loss) per share	$(1.99)	$3.01	$(3.37)	$4.19
Diluted:
Continuing operations	$(1.94)	$3.10	$(3.27)	$4.20
Discontinued operations	(0.05)	(0.14)	(0.10)	(0.07)
Net income (loss) per share	$(1.99)	$2.96	$(3.37)	$4.13

The Corporation granted 1,122,724 shares of restricted stock, 362,873 performance share units (PSUs) and 521,773 stock options during the six months ended June 30, 2015 and 1,028,883 shares of restricted stock, 298,222 PSUs and 162,911 stock options for the same period in 2014.  The Corporation excluded 7,012,818 stock options, 3,027,138 restricted stock awards and 912,383 performance stock units from the computation of diluted shares for the three months ended June 30, 2015, and excluded 6,901,674 stock options, 2,952,012 restricted stock awards and 1,025,826 performance share units from the computation of diluted shares for the six months period ended June 30, 2015 as they are anti-dilutive.  The weighted average common shares used in the diluted earnings per share calculations for the three and six months ended June 30, 2014 excluded stock options amounting to 1,978,777 and 2,577,984, respectively, as they were anti-dilutive.

The Corporation is permitted but not required to repurchase up to $6.5 billion of outstanding common shares under a Board authorized plan.  During the second quarter of 2015, the Corporation purchased $20 million of common stock.  As of June 30, 2015, total shares repurchased under the plan were 63.2 million shares at a cost of approximately $5.3 billion.

11. Guarantees and Contingencies

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

In July 2004, HOVENSA LLC (HOVENSA), a 50/50 joint venture between the Corporation’s subsidiary, Hess Oil Virgin Islands Corp. (HOVIC), and a subsidiary of Petroleos de Venezuela S.A. (PDVSA), and HOVIC each received a letter from the Commissioner of the Virgin Islands Department of Planning and Natural Resources and Natural Resources Trustees, advising of the Trustee’s intention to bring suit against HOVIC and HOVENSA under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The letter alleges that HOVIC and HOVENSA are potentially responsible for damages to natural resources arising from releases of hazardous substances from the HOVENSA refinery, which had been operated by HOVIC until October 1998. An action was filed on May 5, 2005 in the District Court of the Virgin Islands against HOVENSA, HOVIC and other companies that operated industrial facilities on the south shore of St. Croix asserting that the defendants are liable under CERCLA and territorial statutory and common law for damages to natural resources. In 2014 HOVIC, HOVENSA and the government of the U.S. Virgin Islands entered into a settlement agreement pursuant to which HOVENSA paid $3.5 million and agreed to pay the government of the U.S. Virgin Islands an additional $40 million no later than December 31, 2014. HOVENSA was unable to make this additional payment because the U.S. Virgin Islands legislature did not approve a proposed operating agreement required to complete a proposed sale of HOVENSA, which would have provided funds to make the settlement payment. Under the terms of the settlement agreement, the U.S. Virgin Islands government was granted a first lien on HOVENSA’s assets to secure the settlement payment, and in January 2015 the government commenced a foreclosure action to enforce this lien. HOVENSA intends to defend this action and is also actively pursuing a sale of its terminal assets to satisfy its obligations, including its obligations to the government; however, it is possible that any such sale may not be completed before HOVENSA exhausts its available funds and it may be required to commence bankruptcy proceedings. The Registrant does not believe the resolution of the foreclosure proceeding or a HOVENSA bankruptcy will have a material adverse effect on its financial condition.

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

12.  Segment Information

The Corporation has two operating segments, Exploration and Production and Bakken Midstream.  The Exploration and Production operating segment explores for, develops, produces, purchases and sells crude oil, natural gas liquids and natural gas with production operations primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Joint Development Area of Malaysia/Thailand (JDA), Malaysia, and Norway.  The Bakken Midstream operating segment provides services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, terminaling and loading crude oil and natural gas liquids, transportation of crude oil by rail car and the storage and terminaling of propane, primarily located in the Bakken shale play of North Dakota. All unallocated costs are reflected under Corporate, Interest and Other.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents operating segment financial data for continuing operations (in millions):

For the Three Months Ended June 30, 2015	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$1,953	$—	$—	$—	$1,953
Intersegment Revenues	—	145	—	(145)	-
Operating Revenues	$1,953	$145	$—	$(145)	$1,953

Net income (loss) from continuing operations attributable to Hess Corporation	$(502)	$32	$(83)	$—	$(553)
Depreciation, depletion and amortization	1,004	22	2	—	1,028
Provision (benefit) for income taxes	(120)	19	(55)	—	(156)
Capital Expenditures*	948	65	—	—	1,013

For the Three Months Ended June 30, 2014	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$2,829	$—	$—	$—	$2,829
Intersegment Revenues	-	81	—	(81)	—
Operating Revenues	$2,829	$81	$—	$(81)	$2,829

Net income (loss) from continuing operations attributable to Hess Corporation	$1,049	$7	$(82)	$—	$974
Depreciation, depletion and amortization	762	20	3	—	785
Provision (benefit) for income taxes	141	4	(53)	—	92
Capital Expenditures*	1,138	48	16	—	1,202

For the Six Months Ended June 30, 2015	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$3,491	$—	$—	$—	$3,491
Intersegment Revenues	-	275	—	(275)	-
Operating Revenues	$3,491	$275	$—	$(275)	$3,491

Net income (loss) from continuing operations attributable to Hess Corporation	$(816)	$59	$(172)	$—	$(929)
Depreciation, depletion and amortization	1,936	43	5	—	1,984
Provision (benefit) for income taxes	(431)	35	(111)	—	(507)
Capital Expenditures*	2,145	105	—	—	2,250

For the Six Months Ended June 30, 2014	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$5,502	$—	$—	$—	$5,502
Intersegment Revenues	—	129	—	(129)	-
Operating Revenues	$5,502	$129	$—	$(129)	$5,502

Net income (loss) from continuing operations attributable to Hess Corporation	$1,570	$(6)	$(226)	$—	$1,338
Depreciation, depletion and amortization	1,474	29	8	—	1,511
Provision (benefit) for income taxes	476	(3)	(142)	—	331
Capital Expenditures*	2,195	121	32	—	2,348

*   Capital expenditures include accruals.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by operating segment were as follows:

	June 30,	December 31,
	2015	2014
	(In millions)
Exploration and Production	$31,992	$32,742
Bakken Midstream	2,550	2,465
Corporate, Interest and Other	945	2,213
Continuing operations	35,487	37,420
Discontinued operations	71	1,158
Total	$35,558	$38,578

13. Financial Risk Management

In the normal course of its business, the Corporation is exposed to commodity risks related to changes in the prices of crude oil, natural gas liquids, and natural gas as well as changes in interest rates and foreign currency values. In the disclosures that follow, corporate risk management activities refer to the mitigation of these risks through hedging activities.

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

The gross notional volumes of Corporate risk management derivative contracts outstanding were as follows:

	June 30,	December 31,
	2015	2014
Commodity, primarily crude oil (millions of barrels)	13	—
Foreign exchange (millions of USD)	$947	$1,189
Interest rate swaps (millions of USD)	$1,300	$1,300

In the first quarter of 2015, the Corporation entered into Brent crude oil collars to hedge 50,000 barrels of oil per day (bopd) from March 2015 to December 2015 at a cost of $38 million. This program was supplemented in the second quarter of 2015 by entering into West Texas Intermediate (WTI) crude oil collars to hedge 20,000 bopd from May 6, 2015 to December 2015 at a cost of $10 million.  Under the terms of both programs, the floor price to be received by the Corporation is $60 per barrel and the ceiling price it may receive is $80 per barrel.  All crude oil collars have been designated as cash flow hedges.

Realized and unrealized losses from Brent and WTI crude oil collars for the three and six months ended June 30, 2015 decreased Sales and other operating revenues by $35 million and $18 million, respectively, which included pre-tax losses of $35 million and $23 million, respectively, associated with changes in time value of the hedging contracts.  Realized and unrealized losses in 2014 amounted to $10 million and $1 million for the three months and six months ended June 30, 2014, respectively. There was no significant hedge ineffectiveness for the three months and six months ended June 30, 2015 and an ineffectiveness loss of approximately $3 million and $4 million for the three months and six months ended June 30, 2014, respectively, under the 2014 hedge program.  At June 30, 2015, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to crude oil collars was approximately $1 million, which will be reclassified into earnings during 2015 as the hedged crude oil sales are recognized in earnings.

At June 30, 2015 and December 31, 2014, the Corporation had interest rate swaps with gross notional amounts of $1,300 million.  During the first quarter of 2015, the Corporation settled existing interest rate swaps and received cash proceeds of $41 million.  Simultaneously, the Corporation entered into new interest rate swap arrangements.  All interest rate swaps have been designated as fair value hedges.  The Corporation recorded a decrease of approximately $6 million and an increase of approximately $4 million for the three months and six months ended June 30, 2015, respectively, and increases of approximately $4 million and $5 million for the three months and six months ended June 30, 2014, respectively, in the fair

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

value of interest rate swaps (excluding accrued interest).  These items, excluding accrued interest, offset changes in the carrying value of the hedged fixed-rate debt.

Total foreign exchange gains and losses are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income and amounted to a loss of $7 million and a gain of $8 million in the three months and six months ended June 30, 2015, respectively, compared with a loss of $19 million and $25 million in the three months and six months ended June 30, 2014, respectively.  Gains or losses on foreign exchange derivative contracts not designated as hedges, which are a component of total foreign exchange gains and losses, amounted to a loss of $41 million and a gain of $57 million in the three and six months ended June 30, 2015, respectively, and a loss of $13 million in both the three and six months ended June 30, 2014.

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
	(In millions)
June 30, 2015
Assets
Derivative contracts
Commodity	$33	$(8)	$—	$25	$—	$25
Interest rate and other	7	(4)	—	3	—	3
Counterparty netting	—	—	—	—	—	—
Total derivative contracts	$40	$(12)	$—	$28	$—	$28
Liabilities
Derivative contracts
Commodity	$(11)	$8	$—	$(3)	$—	$(3)
Other	(10)	4	—	(6)	—	(6)
Counterparty netting	—	—	—	—	—	—
Total derivative contracts	$(21)	$12	$—	$(9)	$—	$(9)

The net assets and liabilities reflected in column (iv) of the table above were included in Accounts receivable – Trade and Accounts payable, respectively.

PART I - FINANCIAL INFORMATION (CONT’D)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the gross and net fair values of risk management derivative instruments:

	Accounts	Accounts
	Receivable	Payable
	(In millions)
June 30, 2015
Derivative contracts designated as hedging instruments
Commodity	$25	$—
Interest rate and other	2	—
Total derivative contracts designated as hedging instruments	27	—
Derivative contracts not designated as hedging instruments
Commodity	8	(11)
Foreign exchange	5	(10)
Total derivative contracts not designated as hedging instruments	13	(21)
Gross fair value of derivative contracts	40	(21)
Master netting arrangements	(12)	12
Net fair value of derivative contracts	$28	$(9)

At June 30, 2015, Level 1 items comprised $3 million of Derivative liabilities.  Level 2 items comprised Derivative liabilities of $6 million and Derivative assets of $28 million, which included commodity contracts of $25 million and interest rate and other items of $3 million.  The Corporation did not have Level 3 instruments at June 30, 2015.  For all other short-term financial instruments, primarily cash equivalents and accounts receivable and payable, the carrying value approximated the respective fair value at June 30, 2015.  Total Long-term debt of $5,957 million at June 30, 2015, had a fair value of $6,642 million based on Level 2 inputs.

Discontinued Operations - Trading Activities:  In the first quarter of 2015, the Corporation sold its interest in the energy trading joint venture, HETCO.  Pursuant to the terms of the sale, the successor entity is permitted to continue to utilize the Corporation’s guarantees issued in favor of counterparties existing as of the sales date until November 12, 2015, provided that new trades are for a period of one year or less, comply with certain credit requirements, and net exposures remain within value at risk limits previously applied by the Corporation. The Corporation has the right to seek reimbursement from the successor entity upon any counterparty draw on the applicable guarantee from the Corporation.  The fair value of the guarantee recorded by the Corporation amounted to $11 million.

14. Subsequent Event

On July 1, 2015, the Corporation completed the sale of a 50% interest in its Bakken Midstream business to Global Infrastructure Partners (GIP) for cash consideration of approximately $2.7 billion and formed a joint venture with GIP.  Subsequent to closing, the joint venture incurred $600 million of debt through a 5-year Term Loan A facility with proceeds distributed equally to both partners, resulting in total after-tax cash proceeds, net to the Corporation, of approximately $3.0 billion. In addition, the joint venture has independent access to capital via a $400 million 5-year Senior Revolving Credit Facility, which is fully committed.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hess Corporation is a global Exploration and Production (E&P) company that explores for, develops, produces, purchases, and sells crude oil, natural gas liquids, and natural gas with production operations primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Joint Development Area of Malaysia/Thailand (JDA), Malaysia, and Norway.  The Corporation’s Bakken Midstream operating segment, which was established in the second quarter of 2015, provides services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, transportation of crude oil by rail car, terminaling and loading crude oil and natural gas and the storage and terminaling of propane, primarily in the Bakken shale play of North Dakota.  Certain previously reported amounts have been recast to reflect the separation of Bakken Midstream business from the Exploration and Production operating segment.

Second Quarter Results

The Corporation reported a net loss of $567 million in the second quarter of 2015, compared with net income of $931 million in the second quarter of 2014. Excluding items affecting comparability of earnings between periods on page 19, adjusted net losses were $147 million in the second quarter of 2015 down from adjusted net income of $432 million in the second quarter of 2014.   Lower realized selling prices reduced adjusted net income by approximately $740 million after-tax compared with the prior-year quarter.  In addition, second quarter 2015 results benefitted from higher production, lower cash operating costs and reduced exploration expenses that were partially offset by higher depreciation, depletion, and amortization expense.

Response to Low Oil Prices

In response to the decline in oil prices that began in late 2014, the Corporation conducted an extensive company-wide review of its cost base and engaged with our suppliers during the first half of 2015 to identify opportunities to reduce costs.  As a result of our efforts to date, the Corporation has lowered its full year 2015 guidance for capital and exploratory expenditures by $300 million to $4.4 billion (E&P - $4.1 billion and Bakken Midstream - $0.3 billion), which is an approximate 20 percent reduction from 2014 capital and exploratory expenditures of $5.6 billion.  The Corporation also reduced its full year 2015 cash operating costs guidance by approximately $300 million, or $2.50 per barrel of oil equivalent associated with projected savings.  In addition, the Corporation significantly reduced share repurchases in the first half of 2015 to $27 million.

Based on current strip crude oil prices, the Corporation forecasts a significant net loss and a net cash flow deficit in 2015, excluding proceeds from asset sales.  The Corporation expects to fund its 2015 net cash flow deficit with existing cash on hand, proceeds from the sale of a 50% interest in its Bakken Midstream business in July 2015, which resulted in approximately $3 billion of total after-tax cash proceeds to the Corporation, and, if necessary, borrowings under its long-term syndicated revolving credit facility.  The Corporation plans to maintain its financial flexibility and to reduce its cash flow deficit by pursuing further cost reductions and supply chain savings, significantly moderating stock repurchases compared with 2014, and depending on where crude oil prices trend, potentially further reducing its planned capital program. In addition, should needs dictate, the Corporation may also access other sources of liquidity by utilizing existing uncommitted credit facilities, issuing debt and equity securities, and/or pursuing further asset sales.

Exploration and Production

E&P incurred a net loss of $502 million in the second quarter of 2015 compared with net income of $1,049 million in the second quarter of 2014.  Excluding items affecting comparability of earning between periods, the adjusted net loss was $96 million in the second quarter of 2015 compared to adjusted net income of $475 million in 2014. In the second quarter of 2015, the Corporation’s average worldwide crude oil selling price, including the effect of hedging, was $55.83 per barrel down from $102.16 per barrel in the second quarter of 2014.  The average worldwide natural gas liquids selling price was $11.06 per barrel in the second quarter of 2015, down from $36.59 per barrel in the year-ago quarter while the average worldwide natural gas selling price was $4.49 per thousand cubic feet (mcf) in the second quarter of 2015 compared with $6.35 per mcf in the second quarter a year-ago.  Worldwide crude oil and natural gas production was 391,000 barrels of oil equivalent per day (boepd) in the second quarter of 2015, compared with 319,000 boepd in the same period of 2014. Pro forma production, which excludes production from assets sold as well as any contribution from Libya, was 391,000 boepd and 310,000 boepd in the second quarter of 2015 and 2014, respectively.

The Corporation expects production, excluding Libya, to average between 355,000 boepd and 365,000 boepd for the third quarter and to average between 360,000 boepd and 370,000 boepd for the full year of 2015.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of E&P activities:

•

In North Dakota, net production from the Bakken oil shale play increased to an average of 119,000 boepd for the second quarter of 2015 compared with 80,000 boepd in the prior-year quarter due to continued drilling activities. The Corporation brought 67 gross operated wells on production in the second quarter of 2015 bringing the year-to-date total to 137 wells, and expects a further 88 wells to be brought on production in the second half of 2015.  Drilling and completion costs per operated well averaged $5.6 million, a reduction of 24% from the second quarter of 2014.  The Corporation operated an average of 8 rigs in the second quarter of 2015 compared with 17 rigs in the second quarter of 2014.  As a result of strong first half performance, the Corporation expects Bakken production to be in the range of 105,000 boepd to 110,000 boepd during 2015, up from previous guidance of 95,000 boepd to 105,000 boepd for 2015.

•

In the Utica shale, net production amounted to 22,000 boepd in the second quarter of 2015, compared to 3,000 boepd in the prior year quarter.  In addition, ten wells were drilled, fifteen wells were completed and nine wells were brought on production across the Corporation’s joint venture acreage in the second quarter of 2015.  The Corporation and its joint venture partner released one rig in June 2015 and the joint venture plans to operate a single Hess operated rig for the remainder of 2015.  The Corporation expects net production in 2015 to be in the range of 20,000 boepd to 25,000 boepd.

•

In the Gulf of Mexico, second quarter net production increased compared to the prior-year quarter due to higher volumes from Tubular Bells, which totaled 23,000 boepd in the second quarter of 2015, partially offset by lower production from the Conger and Llano Fields.  Due to a delay in bringing on the fourth well at the Tubular Bells field, coupled with the now-resolved compressor mechanical issues experienced in the first quarter, full year 2015 production for Tubular Bells has been reduced to a range of 25,000 boepd to 30,000 boepd net barrels of oil equivalent per day.

•

At the Corporation’s non-operated Sicily exploration prospect in the Keathley Canyon area (Hess 25 percent) in the Gulf of Mexico, the operator successfully completed drilling and logging activities in the second quarter.  The well was drilled to a depth of 30,214 feet and is being evaluated.  The drilling of an appraisal well to further evaluate the discovery is expected late this year or in early 2016.

•

At the North Malay Basin in the Gulf of Thailand, the Corporation installed two wellhead platform jackets and commenced construction on wellhead platform topsides, as part of the full-field development project.  The Corporation expects net production of approximately 165 mmcf per day in 2017.

•

In the Joint Development Area of Malaysia/Thailand, net production increased to 47,000 boepd during the second quarter of 2015 from 36,000 boepd in the year-ago quarter primarily as a result of a planned facility shutdown in the summer of 2014.

•

In Guyana, the operator completed drilling of the Liza-1 well in the deepwater Stabroek block (Hess 30 percent) during the second quarter of 2015, and reported a significant oil discovery.  The well was drilled to 17,825 feet and encountered more than 295 feet of high-quality oil-bearing sandstone reservoirs.  The operator recently commenced the acquisition of 17,000 square kilometers of 3D seismic.

•	In Libya, production remained shut-in for the second quarter of 2015 due to continued civil unrest in the country.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Net income (loss) attributable to Hess Corporation:
Exploration and Production	$(502)	$1,049	$(816)	$1,570
Bakken Midstream	32	7	59	(6)
Corporate, Interest and Other	(83)	(82)	(172)	(226)
Income (loss) from continuing operations	(553)	974	(929)	1,338
Discontinued operations	(14)	(43)	(27)	(21)
Total	$(567)	$931	$(956)	$1,317

Net income (loss) attributable to Hess Corporation per share - Diluted:
Continuing operations	$(1.94)	$3.10	$(3.27)	$4.20
Discontinued operations	(0.05)	(0.14)	(0.10)	(0.07)
Net income (loss) attributable to Hess Corporation per share - Diluted	$(1.99)	$2.96	$(3.37)	$4.13

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods. The items in the table below are explained and the pre-tax amounts are shown on pages 24 to 26.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Exploration and Production	$(406)	$574	$(499)	$568
Bakken Midstream	—	—	—	—
Corporate, Interest and Other	—	(9)	(4)	(69)
Discontinued operations	(14)	(66)	(27)	(60)
Total items affecting comparability of earnings between periods	$(420)	$499	$(530)	$439

The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Net income (loss) attributable to Hess Corporation	$(567)	$931	$(956)	$1,317
Less: Total items affecting comparability of earnings between periods	(420)	499	(530)	439
Adjusted net income (loss) attributable to Hess Corporation	$(147)	$432	$(426)	$878

“Adjusted net income (loss)” presented in this report is defined as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods. Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations. This measure is not, and should not be viewed as, a substitute for U.S. GAAP net income (loss).

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of the Corporation’s E&P operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Revenues and non-operating Income
Sales and other operating revenues	$1,953	$2,829	$3,491	$5,502
Gains on asset sales, net	—	$766	—	$776
Other, net	(17)	(28)	(6)	(34)
Total revenues and non-operating income	1,936	3,567	3,485	6,244
Costs and Expenses
Cost of products sold (excluding items shown separate below)	386	444	692	837
Operating costs and expenses	435	498	878	936
Production and severance taxes	45	78	81	140
Bakken Midstream tariffs	116	58	218	77
Exploration expenses, including dry holes and lease impairment	90	460	359	579
General and administrative expenses	97	77	183	155
Depreciation, depletion and amortization	1,004	762	1,936	1,474
Impairment	385	—	385	—
Total costs and expenses	2,558	2,377	4,732	4,198
Results of operations before income taxes	(622)	1,190	(1,247)	2,046
Provision (benefit) for income taxes	(120)	141	(431)	476
Net income (loss) attributable to Hess Corporation	$(502)	$1,049	$(816)	$1,570

Excluding the E&P items affecting comparability of earnings between periods in the table on page 24, the changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cash operating costs, depreciation, depletion and amortization, Bakken Midstream tariffs, exploration expenses and income taxes, as well as the impact of asset sales as described below.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Selling Prices: Average realized crude oil selling prices were 45% and 49% lower in the second quarter and first six months of 2015, respectively, compared to same periods in 2014 primarily due to declines in the benchmark prices for Brent and West Texas Intermediary (WTI) crude oil.  In addition, realized selling prices for natural gas liquids declined by approximately 70% and 68% in the second quarter and first six months of 2015, respectively, compared to same periods in 2014.

The Corporation’s average selling prices were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Crude oil - per barrel (including hedging)
United States
Onshore	$50.33	$93.84	$44.85	$91.67
Offshore	57.82	100.42	52.11	99.89
Total United States	53.25	96.62	47.56	95.19

Europe	60.88	111.03	57.42	110.10
Africa	59.70	108.83	56.54	108.65
Asia	59.37	106.33	56.85	104.66
Worldwide	55.83	102.16	50.99	100.96

Crude oil - per barrel (excluding hedging)
United States
Onshore	$50.54	$93.84	$44.97	$91.67
Offshore	57.82	101.09	52.11	100.24
Total United States	53.38	96.90	47.63	95.33

Europe	62.39	111.39	58.18	110.06
Africa	61.00	109.10	57.18	108.62
Asia	59.37	106.33	56.85	104.66
Worldwide	56.40	102.45	51.28	101.03

Natural gas liquids - per barrel
United States
Onshore	$9.47	$36.99	$11.58	$40.91
Offshore	15.82	32.21	15.77	33.14
Total United States	10.46	35.39	12.26	37.54

Europe	27.53	55.77	27.56	60.16
Worldwide	11.06	36.59	12.78	39.41

Natural gas - per mcf
United States
Onshore	$1.81	$4.36	$1.93	$4.87
Offshore	2.13	4.01	2.20	4.18
Total United States	1.93	4.22	2.03	4.52

Europe	7.35	10.51	7.63	11.01
Asia and other	6.27	7.24	6.11	7.23
Worldwide	4.49	6.35	4.61	6.72

In the first quarter of 2015, the Corporation entered into Brent crude oil collars to hedge 50,000 barrels of oil per day (bopd) from March 2015 to December 2015.  This program was supplemented in the second quarter of 2015 by entering into West Texas Intermediate (WTI) crude oil collars to hedge 20,000 bopd from May 6, 2015 to December 2015.  Under the terms of both programs, the floor price to be received by the Corporation is $60 per barrel and the ceiling price it may receive is $80 per barrel.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Realized and unrealized losses from crude oil price collars decreased Sales and other operating revenues by $35 million and $18 million for the three and six months ended June 30, 2015, respectively ($22 million and $11 million after income taxes, respectively).  Realized and unrealized losses in 2014 amounted to $10 million and $1 million for the three months and six months ended June 30, 2014, respectively ($6 million and $1 million after income taxes, respectively).

Production Volumes:  The Corporation’s crude oil and natural gas production increased to 391,000 boepd and 376,000 boepd in the second quarter and first six months of 2015, from 319,000 boepd for the same periods in 2014.

The Corporation’s net daily worldwide production by region was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Operating Data
Net Production Per Day
Crude oil - barrels
United States
Bakken	85	64	82	61
Other Onshore	11	9	11	9
Total Onshore	96	73	93	70
Offshore	61	54	55	53
Total United States	157	127	148	123

Europe	39	36	38	37
Africa	48	51	50	49
Asia	2	2	2	4
Worldwide	246	216	238	213

Natural gas liquids - barrels
United States
Bakken	22	8	21	5
Other Onshore	12	5	10	4
Total Onshore	34	13	31	9
Offshore	6	7	6	7
Total United States	40	20	37	16

Europe	2	1	1	1
Worldwide	42	21	38	17

Natural gas - mcf
United States
Bakken	71	48	65	31
Other Onshore	95	50	87	38
Total Onshore	166	98	152	69
Offshore	98	83	82	81
Total United States	264	181	234	150

Europe	41	35	39	36
Asia and other	312	275	324	345
Worldwide	617	491	597	531

Barrels of oil equivalent*	391	319	376	319
*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table on page 21.

United States: Onshore crude oil and natural gas liquids production was higher in the second quarter and first six months of 2015, compared to the corresponding period in 2014, primarily due to continued drilling in the Bakken oil shale play while the increase in natural gas production was primarily attributable to the Bakken and the Utica shale.  Total Offshore

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

production increased in the second quarter of 2015 as production from the Tubular Bells Field, which came online in November 2014, exceeded the decline in production from the Conger and Llano Fields due to maintenance activities.  Total Offshore production in the first six months of 2015 was comparable to the year-ago quarter as production from the Tubular Bells Field was offset by lower production from the Conger and Llano Fields.

Europe: Crude oil and natural gas production in the second quarter of 2015 was slightly higher compared with the same period of 2014 due to scheduled maintenance at the Valhall Field, Offshore Norway in the prior year.  Crude oil and natural gas production was also slightly higher in the first six months of 2015 compared with 2014 as higher production from the South Arne Field was partially offset by lower production in Norway.

Africa: Crude oil production in Africa was lower in the second quarter of 2015 compared to the corresponding period in 2014, primarily due to lower production in Equatorial Guinea and Algeria.  Crude oil production in the six months ended June 30, 2015 was flat compared to the same period in 2014 as higher production from Equatorial Guinea was partly offset by reduced production in Algeria and Libya.

Asia and Other:  Natural gas production in the second quarter of 2015 was up from 2014 as higher production at the Joint Development Area of Malaysia/Thailand (JDA), caused by planned downtime in 2014, more than offset the impact of asset sales.  Lower natural gas production in the first six months of 2015 relative to 2014, largely results from asset sales in Indonesia and Thailand in 2014 which is partially offset by higher production from the JDA.

Sales Volumes:  The impact of higher sales volumes increased after-tax income by approximately $230 million and $310 million in the second quarter and first six months of 2015, compared with the corresponding period in 2014.

The Corporation’s worldwide sales volumes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Crude oil - barrels	22,729	20,193	42,436	37,943
Natural gas liquids - barrels	3,848	1,942	6,967	3,064
Natural gas - mcf	56,179	44,662	107,820	96,019
Barrels of oil equivalent*	35,940	29,578	67,373	57,010

Crude oil - barrels per day	250	222	234	210
Natural gas liquids - barrels per day	42	21	38	17
Natural gas - mcf per day	617	491	596	530
Barrels of oil equivalent per day*	395	325	372	315
*

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel). Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past. In addition, natural gas liquids do not sell at prices equivalent to crude oil. See the average selling prices in the table on page 21.

Cost of Products Sold: Cost of products sold is mainly comprised of costs relating to purchases of third party crude oil, natural gas liquids and natural gas.  The decrease in cost of products sold in the second quarter and first six months of 2015 compared with the same periods in 2014 principally reflect the decline in crude oil prices.

Cash Operating Costs:  Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes and E&P General and administrative expenses, were down in the three and six months ended June 30, 2015 compared to the prior year periods due to lower operating costs across the portfolio and lower production taxes in the Bakken, which were partially offset by operating costs at Tubular Bells where production commenced in the fourth quarter of 2014.

Depreciation, Depletion and Amortization:  Depreciation, depletion and amortization (DD&A) expenses were higher in the second quarter and first six months of 2015, compared with the prior year periods, primarily reflecting higher production volumes from the Bakken, Tubular Bells and Utica Fields.  The Tubular Bells, Utica and Bakken fields each had a higher DD&A rate per barrel than the portfolio average.

Bakken Midstream Tariffs Expense:  Tariffs increased during the three and six months ended June 30, 2015 compared with the respective prior year periods primarily due to higher volumes processed through the Tioga Gas Plant.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Unit Cost Information:

Unit cost per barrel of oil equivalent (boe) information is based on total E&P production volumes and exclude items affecting comparability of earnings as disclosed below. Cash operating costs per boe were $15.65 in the second quarter of 2015 compared with $22.58 in the second quarter of 2014 and DD&A costs per boe were $28.22 in the second quarter of 2015 compared with $26.19 in the second quarter of 2014, resulting in total production unit costs of $43.87 and $48.77 per boe in the second quarter of 2015 and 2014, respectively.  Bakken Midstream Tariff expense was $3.26 and $2.00 per boe in the second quarter of 2015 and 2014, respectively.  Cash operating costs per boe were $16.17 in the first six months of 2015 compared with $21.33 in the first six months of 2014 and DD&A costs per boe were $28.45 in the first six months of 2015 compared with $25.54 in the first six months of 2014 resulting in total production unit costs of $44.62 and $46.87 per boe in the first six months of 2015 and 2014, respectively.  Bakken Midstream Tariff expense was $3.20 and $1.33 per boe in the first six months of 2015 and 2014, respectively.

For the third quarter of 2015, E&P cash operating costs are estimated to be in the range of $16.50 to $17.50 per boe and DD&A expenses are estimated to be in the range of $28.50 to $29.50 per boe resulting in total production unit costs ranging from $45.00 to $47.00 per boe.  For the full year 2015, E&P cash operating costs are estimated to be in the range of $16.00 to $17.00 per boe and DD&A expenses are estimated to be in the range of $28.50 to $29.50 per boe resulting in total production unit costs ranging from $44.50 to $46.50 per boe.  Bakken Midstream tariff expense is expected to be $3.55 to $3.65 per boe for the third quarter of 2015, and $3.40 to $3.50 per boe for the full year of 2015.

Exploration Expenses: Exploration expenses were lower in the second quarter and first six months of 2015 compared to the same period in 2014, primarily due to lower dry hole and lease impairment charges.  Exploration expenses, excluding dry hole expense, are estimated to be in the range of $110 million to $120 million for the third quarter of 2015 and $380 million to $400 million for the full year.

Income Taxes:  Excluding items affecting comparability between periods, the effective income tax rate for E&P operations was a benefit of 56% and 51% in the second quarter and first six months of 2015, respectively, compared to a provision of 34% and 37% for the second quarter and the first six months of 2014, respectively.  For the full year 2015, the E&P effective income tax rate is expected to be a benefit in the range of 44% to 48% and the third quarter rate is expected to be a benefit in the range of 41% to 45%, assuming no contribution from Libya.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Impairment	$(385)	$—	$(385)	$—
Terminated international office space	(21)	—	(21)	—
Gain on asset sales, net	—	741	—	741
Dry hole and other expenses	—	(173)	(77)	(173)
Inventory write-off	—	—	(16)	—
Employee severance and exit costs	—	6	—	—
	$(406)	$574	$(499)	$568

Impairment:  Second quarter 2015 results include a noncash pre-tax goodwill impairment charge of $385 million ($385 million after income taxes) associated with the Corporation’s onshore reporting unit.  As a result of establishing the Bakken Midstream business as a separate operating segment in the second quarter of 2015, U.S. GAAP required the reallocation of goodwill to the Bakken Midstream segment and a goodwill impairment test for each of the Corporation’s reporting units. See Note 5, Goodwill in Notes to Consolidated Financial Statements for further information.

Terminated international office space:  The Corporation recognized pre-tax charges totaling $21 million ($21 million after income taxes) associated with terminated international office space in the second quarter.

Gains on asset sales, net:  In June 2014, the Corporation completed the sale of approximately 30,000 net acres, including related wells and facilities in the dry gas area of the Utica shale play, for cash proceeds of approximately $485 million, resulting in a pre-tax gain of $62 million ($35 million after income taxes). In April 2014, the Corporation completed the sale of its Thailand assets for cash proceeds of approximately $805 million. This transaction resulted in a pre-tax gain of $706 million ($706 million after income taxes).

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Dry hole and other expenses:  The Corporation incurred a pre-tax charge of $159 million ($67 million after income taxes) to write-off a previously capitalized exploration well and associated leasehold expenses related to the Dinarta Block, in the Kurdistan Region of Iraq following the decision of the Corporation and its partner in March 2015 to abandon the well, relinquish the Dinarta Block, and to exit operations in the region.  Exploration expenses in the first quarter of 2015 also included a pre-tax charge of $16 million ($10 million after income taxes) to write down a foreign exploration project to fair value.  In the second quarter of 2014, the Corporation recorded a pre-tax charge of $169 million ($105 million after income taxes) to write-off a previously capitalized exploration well in the western half of Block 469 in the Gulf of Mexico.  In addition, in the second quarter of 2014 the Corporation recorded charges totaling $135 million pre-tax ($68 million after income taxes) to write-off leasehold acreage in the Paris Basin of France, the Shakrok Block in Kurdistan and the Corporation’s interest in a natural gas exploration project, offshore Sabah, Malaysia.

Inventory write-off:  During the first quarter of 2015, the Corporation incurred a pre-tax charge of $21 million ($16 million after income taxes) to write off surplus drilling materials in Equatorial Guinea following the decision to suspend the infill drilling program at the Okume Field.

The Corporation’s future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil, natural gas liquids, and natural gas, reserve and production changes, exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk.  For a more comprehensive description of the risks that may affect the Corporation’s E&P business, see Item 1A. Risk Factors Related to Our Business and Operations in the Annual Report on Form 10-K for the year ended December 31, 2014.

Bakken Midstream

Net income (loss) of the Corporation’s Bakken Midstream operating segment, which is primarily located in North Dakota, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Revenues and Non-operating Income
Total revenues and non-operating income	$145	$81	$275	$129

Costs and Expenses
Operating costs and expenses	68	47	131	104
General and administrative expenses	3	2	5	4
Depreciation, depletion and amortization	22	20	43	29
Interest expense	1	1	2	1
Total costs and expenses	94	70	181	138

Results of operations before income taxes	51	11	94	(9)
Provision (benefit) for income taxes	19	4	35	(3)
Net income (loss) attributable to Hess Corporation	$32	$7	$59	$(6)

Total revenues and non-operating income for the three and six months ended June 30, 2015 improved from the prior year periods mainly due to higher throughput volumes at the Tioga Gas Plant.  In the fourth quarter of 2013, the Tioga Gas Plant was shut down for a large‑scale expansion, refurbishment and optimization project, during which a new cryogenic processing train was installed and processing capacity was increased to 250 MMcf/d from 120 MMcf/d.  The Tioga Gas Plant’s expanded operations commenced in late March 2014.  Operating costs and expenses were higher in the three and six months ended June 30, 2015 compared to the prior year periods mainly due to an increase in third‑party operating and maintenance expense.  Depreciation, depletion and amortization (DD&A) expenses were higher in the first six months of 2015 compared with 2014, primarily due to the commencement of depreciation of the Tioga Gas Plant expansion expenditures upon restart of operations in late March 2014.  Net income attributable to Hess Corporation from the Bakken Midstream segment for each of the third and fourth quarters of 2015 is estimated to be in the range of $15 million to $20 million, after giving effect to the sale of 50% of the Bakken Midstream business.

On July 1, 2015, the Corporation completed the sale of a 50% interest in its Bakken Midstream business to Global Infrastructure Partners (GIP) for cash consideration of approximately $2.7 billion and formed a joint venture with GIP.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Subsequent to closing, the joint venture incurred $600 million of debt through a 5-year Term Loan A facility with proceeds distributed equally to both partners, resulting in total after-tax cash proceeds, net to the Corporation, of approximately $3.0 billion. In addition, the joint venture has independent access to capital via a $400 million 5-year Senior Revolving Credit Facility, which is fully committed.

Corporate, Interest and Other

The following table summarizes corporate, interest and other expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$53	$36	$108	$92
Interest expense	96	104	190	204
Less: Capitalized interest	(11)	(20)	(21)	(39)
Interest expense, net	85	84	169	165
Corporate, Interest and Other expenses before income taxes	138	120	277	257
Provision (benefit) for income taxes	(55)	(47)	(109)	(100)
Net Corporate, Interest and Other expenses after income taxes	83	73	168	157
Items affecting comparability of earnings between periods, after-tax	—	9	4	69
Total Corporate, Interest and Other expenses after income taxes	$83	$82	$172	$226

Corporate and other expenses for the three and six months ended June 30, 2014 include a pre-tax gain of $13 million ($8 million after income taxes) related to the disposition of the Corporation’s 50% interest in a joint venture involved in the construction of an electric generating facility in Newark, New Jersey.  The remaining increase in 2015 compared to the year-ago periods is primarily attributable to higher pension expense.  Interest expense was lower in the three and six months of 2015 compared to the same periods in 2014 primarily due to lower interest rates in 2015.  The reduction in capitalized interest in the three and six months ended June 30, 2015 relative to the same periods in 2014 is associated with the cessation of capitalized interest on the Tubular Bells Field upon first production in the fourth quarter of 2014.  Third quarter 2015 Corporate expenses are expected to be in the range of $30 million to $35 million after taxes and interest expense is expected to be in the range of $50 million to $55 million after taxes.  Excluding items affecting comparability of earnings, the estimate for corporate expenses for full year 2015 is still expected to be in the range of $120 million to $130 million after taxes and interest expense is still estimated to be in the range of $205 million to $215 million after taxes.

Items Affecting Comparability of Earnings Between Periods:

In the first quarter of 2015, the Corporation incurred exit costs of $6 million ($4 million after income taxes). During the first quarter of 2014, the corporation recorded a charge of $84 million ($52 million after income taxes) to reduce the carrying value of its investment in the Bayonne Energy Center to fair value.  In the three and six months ended June 30, 2014 the Corporation recorded severance and other exit costs of $15 million ($9 million after income taxes) and $27 million ($17 million after-tax).

Discontinued Operations

The net loss attributable to Hess Corporation from discontinued operations was $14 million and $43 million for the three months ended June 30, 2015 and 2014, respectively, and $27 million and $21 million during the six months ended June 30, 2015, and 2014, respectively.  The loss in the second quarter resulted from a pension settlement charge, employee related costs and other miscellaneous expenses.  The Corporation sold its interest in HETCO, its energy trading joint venture, in February 2015 and the retail marketing business in September 2014.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources

The following table sets forth certain relevant measures of the Corporation’s liquidity and capital resources:

	June 30,	December 31,
	2015	2014
	(In millions, except ratio)
Cash and cash equivalents	$931	$2,444
Current maturities of long-term debt	69	68
Total debt	5,957	5,987
Total equity	21,103	22,320
Debt to capitalization ratio*	22.0%	21.2%
*	Total debt as a percentage of the sum of total debt plus equity

In July 2015, the Corporation received after-tax cash proceeds of approximately $3 billion from the Bakken Midstream joint venture transaction.  See Note 14, Subsequent Event, in Notes to Consolidated Financial Statements for further information.

Cash Flows

The following table summarizes the Corporation’s cash flows:

	Six Months Ended
	June 30,
	2015	2014
	(In millions)
Cash flows from operating activities:
Cash provided by (used in) operating activities - continuing operations	$1,097	$2,107
Cash provided by (used in) operating activities - discontinued operations	(21)	(46)
Net cash provided by (used in) operating activities	1,076	2,061

Cash flows from investing activities:
Additions to property, plant and equipment	(2,423)	(2,340)
Proceeds from asset sales	—	2,847
Other, net	(13)	(124)
Cash provided by (used in) investing activities - continuing operations	(2,436)	383
Cash provided by (used in) investing activities - discontinued operations	95	(405)
Net cash provided by (used in) investing activities	(2,341)	(22)

Cash flows from financing activities:
Cash provided by (used in) financing activities - continuing operations	(248)	(1,646)
Cash provided by (used in) financing activities - discontinued operations	—	(2)
Net cash provided by (used in) financing activities	(248)	(1,648)

Net increase (decrease) in cash and cash equivalents from continuing operations	(1,587)	844
Net increase (decrease) in cash and cash equivalents from discontinued operations	74	(453)
Net increase (decrease) in cash and cash equivalents	$(1,513)	$391

Operating activities:  Net cash provided by operating activities was $1,076 million in the first six months of 2015, compared with $2,061 million in the same period of 2014, primarily reflecting the decline in benchmark crude oil prices.

Investing activities:  Additions to property, plant and equipment were higher in the six months of 2015 compared to the same period in 2014 primarily due to a net decrease in the Corporation’s capital expenditure accruals of approximately $170 million.  During the first half of 2014, the Corporation received proceeds of approximately $805 million from the sale of its assets in Thailand, approximately $650 million from the sale of its interest in the Pangkah Field, offshore Indonesia, approximately $1,075 million from the sale of dry gas acreage in the Utica, including related wells and facilities, and $320 million from the sale of the Corporation 50% interest in the Newark, New Jersey power plant.

In January 2014, the Corporation acquired its partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million which is reported in discontinued operations.  In June 2014, the Corporation incurred capital expenditures of $105 million related to the acquisition of previously leased gasoline stations. Both of these transactions were undertaken in connection with the Corporation’s divesture of its retail marketing business.

Financing activities: In the first six months of 2015, the Corporation repaid $34 million of debt.  The Corporation also purchased $27 million of common shares under its Board authorized $6.5 billion repurchase plan and settled $51 million of

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

common stock purchases from 2014.  Common stock purchases were approximately $1,735 million in the first six months of 2014.  Dividends paid were $144 million in the first six months of 2015 compared to $156 million in the first six months of 2014 representing a dividend rate of $0.50 per common share in both periods.

Future Capital Requirements and Resources

The Corporation anticipates investing approximately $4.4 billion in capital and exploratory expenditures during 2015 of which $4.1 billion relates to E&P.  Based on current strip crude oil prices, the Corporation forecasts in 2015 a significant net loss and a net cash flow deficit, excluding proceeds from asset sales, after funding planned capital expenditures, dismantlement obligations, pension contributions, dividends and share repurchases under its Board authorized plan. The Corporation expects to fund its 2015 net cash flow deficit with existing cash on hand, proceeds from the July 2015 sale of a 50% interest in its Bakken Midstream business, which resulted in approximately $3.0 billion of total after-tax cash proceeds to the Corporation and, if necessary, borrowings under its long-term syndicated revolving credit facility.

Crude oil and natural gas prices are volatile and difficult to predict. In addition, unplanned increases in the Corporation’s capital expenditure program could occur. The Corporation plans to maintain its financial flexibility and to reduce its cash flow deficit by pursuing further cost reductions and supply chain savings, significantly moderating stock repurchases compared with 2014, and depending on where crude oil prices trend, potentially further reducing its planned capital program. In addition, should needs dictate, the Corporation may also access other sources of liquidity by utilizing existing uncommitted credit facilities, issuing debt and equity securities, and/or pursuing further asset sales.

The table below summarizes the capacity, usage and available capacity of the Corporation’s borrowing and letter of credit facilities at June 30, 2015:

				Letters of
	Expiration			Credit		Available
	Date	Capacity	Borrowings	Issued	Total Used	Capacity
		(In millions)
Revolving credit facility	January 2020	$4,000	$—	$—	$—	$4,000
Committed lines	Various *	800	—	11	11	789
Uncommitted lines	Various *	117	—	117	117	—
Total		$4,917	$—	$128	$128	$4,789
*	Committed and uncommitted lines have expiration dates through 2016.

The Corporation’s $128 million in letters of credit outstanding at June 30, 2015 are primarily issued to satisfy performance obligations related to the Corporation’s exploration and production activities.

In January 2015, the Corporation entered into a $4 billion syndicated revolving credit facility that expires in January 2020.  The new facility, which replaced a $4 billion facility that was scheduled to expire in April 2016, can be used for borrowings and letters of credit.  Based on the Corporation’s credit rating as of June 30, 2015, borrowings on the facility will generally bear interest at 1.075% above the London Interbank Offered Rate.  A fee of 0.175% per annum is also payable on the amount of the facility.  The interest rate and facility fee are subject to adjustment if the Corporation’s credit rating changes.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures

The Corporation is exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 13, Financial Risk Management, in the Notes to Consolidated Financial Statements. In the disclosures that follow, risk management activities refer to the mitigation of these risks through hedging activities.

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

Financial Risk Management Activities

In the first quarter of 2015, the Corporation entered into Brent crude oil collars to hedge 50,000 bopd from March 2015 to December 2015.  This program was supplemented in the second quarter of 2015 by entering into West Texas Intermediate crude oil collars to hedge 20,000 bopd from May 6, 2015 to December 2015.  Under the terms of both programs, the floor price to be received by the Corporation is $60 per barrel and the ceiling price it may receive is $80 per barrel.

The Corporation estimates that the value at risk associated with crude oil collars was $11 million at June 30, 2015.  The results may vary from time to time primarily as crude oil prices or hedge levels change.

The Corporation has outstanding foreign exchange contracts used to reduce its exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% weakening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $95 million at June 30, 2015.

The Corporation’s outstanding long-term debt of $5,957 million, including current maturities, had a fair value of $6,642 million at June 30, 2015.  A 15% decrease in the rate of interest would increase the fair value of debt by approximately $480 million at June 30, 2015.  A 15% increase in the rate of interest would decrease the fair value of debt by approximately $420 million at June 30, 2015.

Discontinued Operations – Trading Activities

In the first quarter of 2015, the Corporation sold its interest in its energy trading joint venture, HETCO.  Pursuant to the terms of the sale, the successor entity is permitted to continue to utilize the Corporation’s guarantees issued in favor of counterparties existing as of the sales date until November 12, 2015, provided that new trades are for a period of one year or less, comply with certain credit requirements, and net exposures remain within value at risk limits previously applied by the Corporation. The Corporation has the right to seek reimbursement from the successor entity upon any counterparty drawing on the applicable guarantee from the Corporation.  The fair value of the guarantee recorded by the Corporation amounted to $11 million.

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

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2015.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Information regarding legal proceedings is contained in Note 11, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 2.	Share Repurchase Activities.

The Corporation’s share repurchase activities for the three months ended June 30, 2015, were as follows:

2015	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b) (In millions)
April	—	$—	—	$1,225
May	—	—	—	1,225
June	293,005	68.26	293,005	1,205
Total	293,005	$68.26	293,005
(a)	Repurchased in open-market transactions. The average price paid per share was inclusive of transaction fees.
(b)

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common shares. In May 2014, the Corporation increased the repurchase program to $6.5 billion.

Item 5.	Other Information.

On August 3, 2015, the Corporation entered into Change in Control Termination Benefits Agreements (the “CIC Agreements”) with Michael R. Turner, the Corporation’s Senior Vice President of Onshore, and four other senior officers of the Corporation (each, an “Executive”) to align the termination benefits for the Executives with the termination benefits currently in place for the Corporation’s other senior officers. The CIC Agreements are “double trigger” and provide for lump sum cash payments equal to two times the Executive’s annual compensation if within 24 months following a change in control, the employment of the Executive is terminated by the Executive for good reason or by the Corporation without cause, in each case as defined in the CIC Agreements. For these purposes, annual compensation consists of: (1) the Executive’s base pay at the date of his or her termination or immediately before the change in control, whichever is higher, plus (2) the greater of his or her target bonus for the year in which the change in control occurs or the highest bonus earned in the three fiscal years preceding the change in control. In addition, the Executive is entitled to receive a prorated portion of his or her target bonus for the fiscal year in which termination occurs.

The CIC Agreements provide for the continuation of medical, dental and other welfare benefits for 24 months following termination and up to $30,000 of reasonable outplacement assistance through the end of the second year following termination. The Executive’s stock options will vest and become fully exercisable, and all other stock-based awards will vest (with any performance criteria deemed to be met at target), on the date of termination. The CIC Agreements also provide for immediate vesting of retirement benefits upon termination, deemed age and service credit of an additional two years for purposes of determining retirement benefits, and deemed compensation in determining retirement benefits for those two years equal to the annual compensation used to calculate the lump sum severance payment, as described above.

The Executives are not entitled to a “gross-up” payment from the Corporation for any excise tax imposed by the Internal Revenue Code on “excess parachute payments” resulting from a change in control, but payments and benefits under the CIC Agreements may be reduced in order to avoid the application of such excise tax if the reduction would increase the net after-tax amount received by the Executive.

The CIC Agreements have an initial term of two years and are automatically extended so that there will at all times be two years remaining in the term, unless the Corporation elects to end automatic extensions, in which case the term will end two years after the Corporation provides such notice to the Executives. The CIC Agreements will otherwise terminate on the earlier of: (1) two years following a change of control, or (2) if prior to a change of control, the date the Executive’s employment with the Corporation is terminated.

The foregoing summary is qualified in its entirety by reference to the full text of the CIC Agreements, a form of which is filed as Exhibit 10.3 hereto and incorporated herein by reference.

PART II - OTHER INFORMATION (CONT’D.)

Item 6.	Exhibits and Reports on Form 8‑K.

a.	Exhibits
	10(1)	Amended and Restated 2008 Long-Term Incentive Plan., incorporated by reference to Form 8‑K of the Registrant filed on May 12, 2015.
10(2)

Amendment No 1 to the Credit Agreement, dated as of July 10, 2015 among Hess Corporation, the subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10(3)*

Form of Change in Control Termination Benefits Agreement, dated as of August 3, 2015, between the Company and Michael R. Turner. Substantially identical agreements (differing only in the signatories thereto) were entered into between the Company and four other senior officers.

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

During the quarter ended June 30, 2015, Registrant filed the following reports on Form 8-K:
(i)

Filing dated May 12, 2015 reporting under Items 5.02, 5.07 and 9.01 the approval of the Amended and Restated 2008 Long-Term Incentive Plan; the submission of matters to a vote of security holders and exhibits related thereto.

	(ii)	Filing dated April 29, 2015 reporting under Items 2.02 and 9.01 a news release dated April 29, 2015 reporting results for the first quarter of 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: August 7, 2015