Form 10-K
period 2015-12-31
HESS CORP
filed 2016-02-26
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-1204

Hess Corporation

(Exact name of Registrant as specified in its charter)

DELAWARE	13-4921002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1185 AVENUE OF THE AMERICAS,	10036
NEW YORK, N.Y.	(Zip Code)
(Address of principal executive offices)

(Registrant’s telephone number, including area code, is (212) 997-8500)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $1.00)	New York Stock Exchange
Depositary Shares, each representing 1/20th interest in a share of 8% Series A Mandatory Convertible Preferred Stock (par value $1.00)	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $16,710,000,000, computed using the outstanding common shares and closing market price on June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.

At February 19, 2016, there were 315,240,299 shares of Common Stock outstanding.

Part III is incorporated by reference from the Proxy Statement for the 2016 annual meeting of stockholders.

 HESS CORPORATION

Form 10-K

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain sections in this Annual Report on Form 10-K, including information incorporated by reference herein, and those made under the captions Business and Properties, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk contain “forward-looking” statements, as defined under the Private Securities Litigation Reform Act of 1995.  Generally, the words “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which generally are not historical in nature.  Forward-looking statements related to our operations are based on our current understanding, assessments, estimates and projections.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations.  As and when made, we believe that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur.  We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Risk factors that could materially impact future actual results are discussed under Item 1A. Risk Factors within this document.

PART I

Items 1 and 2.  Business and Properties

Hess Corporation, incorporated in the State of Delaware in 1920, is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Joint Development Area of Malaysia/Thailand (JDA), Malaysia, and Norway.  The Bakken Midstream operating segment, which was established in the second quarter of 2015, provides fee-based services, including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, transportation of crude oil by rail car, terminaling and loading crude oil and natural gas liquids, and the storage and terminaling of propane, primarily in the Bakken shale play of North Dakota.  In July 2015, we sold a 50% interest in Hess Infrastructure Partners LP (HIP) for net cash consideration of approximately $2.6 billion.  HIP and its affiliates primarily comprise the Bakken Midstream operating segment.

In 2013, we announced several initiatives to continue our transformation from an integrated energy company into a more geographically focused pure play E&P company. These initiatives represented the culmination of a multi-year strategic transformation designed to leverage our lean manufacturing capabilities across unconventional assets, exploit our deepwater drilling and project development capabilities, and execute a smaller, more targeted exploration program.  This transformation was completed in 2015.

During 2013 through 2015, the Corporation sold mature or lower margin E&P assets in Algeria, Azerbaijan, Indonesia, Russia, Thailand, the United Kingdom (UK) North Sea, and certain interests onshore in the U.S.  In addition, the transformation plan included fully exiting the Corporation’s Marketing and Refining (M&R) business, including its terminal, retail, energy marketing and energy trading operations, as well as the permanent shutdown of refining operations at its Port Reading, NJ facility.  HOVENSA L.L.C. (HOVENSA), a 50/50 joint venture between the Corporation’s subsidiary, Hess Oil Virgin Islands Corp. (HOVIC), and a subsidiary of Petroleos de Venezuela S.A. (PDVSA), had previously shut down its U.S. Virgin Islands refinery in 2012 and continued operating solely as an oil storage terminal through the first quarter of 2015.  In September 2015, HOVENSA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court of the Virgin Islands.  In December 2015, the Government of St. Croix ratified a new operating agreement with the buyer of HOVENSA’s storage terminals, refining units, and marine infrastructure (St. Croix Facility) and in January 2016, the buyer completed the purchase of the assets of the St. Croix Facility.  Under the court approved Chapter 11 plan of liquidation (the “Liquidation Plan”), HOVENSA established a liquidating trust to distribute certain assets and sale proceeds to its creditors, established an environmental response trust to administer to HOVENSA’s remaining environmental obligations and will conduct an orderly wind-down of its remaining activities.  See Item 3. Legal Proceedings.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

Exploration and Production

Proved Reserves

Proved reserves are calculated using the average price during the twelve month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2015 were $55.10 per barrel for Brent (2014: $101.35) and $50.13 per barrel for WTI (2014: $94.42).  Negative reserve revisions resulting from lower crude oil prices in 2015 reduced proved reserves at December 31, 2015 by 234 million barrels of oil equivalent (boe), and represent the primary reason for the decrease in total proved reserves year-on-year.  These negative revisions represent primarily proved undeveloped reserves that were not economically producible at the stipulated lower prices.

Our total proved developed and undeveloped reserves at December 31 were as follows:

	Crude Oil, Condensate &				Total Barrels of Oil
	Natural Gas Liquids (a)		Natural Gas		Equivalent (BOE) (b)
	2015	2014	2015	2014	2015	2014
	(Millions of barrels)		(Millions of mcf)		(Millions of barrels)
Developed
United States	304	320	368	350	365	378
Europe (c)	126	123	123	96	147	139
Africa	148	163	137	144	171	187
Asia	5	3	643	329	112	58
	583	609	1,271	919	795	762
Undeveloped
United States	116	311	137	270	139	356
Europe (c)	104	168	111	124	122	189
Africa	24	25	11	11	26	27
Asia	—	4	24	557	4	97
	244	508	283	962	291	669
Total
United States	420	631	505	620	504	734
Europe (c)	230	291	234	220	269	328
Africa	172	188	148	155	197	214
Asia	5	7	667	886	116	155
	827	1,117	1,554	1,881	1,086	1,431
(a)

Total proved reserves of natural gas liquids were 101 million barrels (proved developed - 63 million barrels; proved undeveloped – 38 million barrels) at December 31, 2015, and 145 million barrels (proved developed - 65 million barrels; proved undeveloped - 80 million barrels) at December 31, 2014.  Of the total proved natural gas liquids reserves, 72% were in the U.S. and 28% were in Norway at December 31, 2015 (2014:  82% and 18%, respectively).  Natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 8.

(b)

Reflects natural gas reserves converted on the basis of relative energy content of six mcf equals one barrel of oil equivalent (one mcf represents one thousand cubic feet).  Barrel of oil equivalence does not necessarily result in price equivalence, as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  See the average selling prices in the table on page 8.

(c)	Proved reserves in Norway, which represented 21% of our total reserves at December 31, 2015 (2014: 20%), were as follows:
	Crude Oil, Condensate &				Total Barrels of Oil
	Natural Gas Liquids		Natural Gas		Equivalent (BOE) (b)
	2015	2014	2015	2014	2015	2014
	(Millions of barrels)		(Millions of mcf)		(Millions of barrels)
Developed	98	95	84	67	112	106
Undeveloped	100	161	107	113	118	180
Total	198	256	191	180	230	286

Proved undeveloped reserves were 27% of our total proved reserves at December 31, 2015 on a boe basis (2014: 47%).  Proved reserves held under production sharing contracts totaled 5% of our crude oil and natural gas liquids reserves, and 44% of our natural gas reserves at December 31, 2015 (2014:  5% and 49%, respectively).

For additional information regarding our proved oil and gas reserves, see the Supplementary Oil and Gas Data to the Consolidated Financial Statements presented on pages 83 through 91, which includes a discussion of the implications that potential sustained lower crude oil prices may have on proved reserves at December 31, 2016.

Production

Worldwide crude oil, natural gas liquids and natural gas production was as follows:

	2015	2014	2013
Crude oil (thousands of barrels per day)
United States
Bakken	81	66	55
Other Onshore	10	10	10
Total Onshore	91	76	65
Offshore	56	51	43
Total United States	147	127	108
Europe
Norway	27	25	20
Denmark	11	11	8
Russia	—	—	16
	38	36	44
Africa
Equatorial Guinea	44	43	44
Libya	—	4	13
Algeria	7	7	5
	51	54	62
Asia
Azerbaijan	—	—	2
Indonesia	—	—	5
Joint Development Area of Malaysia/Thailand (JDA) and Other	2	3	4
	2	3	11
Total	238	220	225

	2015	2014	2013
Natural gas liquids (thousands of barrels per day)
United States
Bakken	20	10	6
Other Onshore	12	7	4
Total Onshore	32	17	10
Offshore	6	6	5
Total United States	38	23	15
Europe	1	1	1
Asia	—	—	1
Total	39	24	17

	2015	2014	2013
Natural gas (thousands of mcf per day)
United States
Bakken	64	40	38
Other Onshore	109	47	25
Total Onshore	173	87	63
Offshore	87	78	61
Total United States	260	165	124
Europe
Norway	28	25	15
Denmark	15	11	7
United Kingdom	—	—	1
	43	36	23
Asia and Other
Joint Development Area of Malaysia/Thailand (JDA)	230	222	235
Thailand	—	29	87
Indonesia	—	1	52
Malaysia (a)	52	60	33
Other	—	—	11
	282	312	418
Total	585	513	565
Barrels of oil equivalent (per day) (b)	375	329	336
(a)	Includes 15 mmcf, 20 mmcf, and 27 mmcf per day of production for 2015, 2014, and 2013, respectively from Block PM301 which is unitized into the JDA.
(b)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel of oil equivalent).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 8.

E&P Operations

A description of our significant E&P operations is as follows:

United States

Our production in the U.S. was from onshore properties, principally in the Bakken oil shale play in the Williston Basin of North Dakota, the Utica Basin of Ohio, the Permian Basin of Texas and offshore properties in the Gulf of Mexico.

Onshore:

Bakken: At December 31, 2015, we held 583,000 net acres in the Bakken.  During 2015, we operated an average of 8.5 rigs, drilled 182 wells, completed 212 wells, and brought on production 219 wells, bringing the total operated production wells to 1,201.  In 2016, we plan to operate an average of 2 rigs to drill approximately 50 wells and bring approximately 80 wells on production.  The improved efficiency of our drilling operations can largely be attributed to application of our lean manufacturing capabilities.

Utica: We own a 50% working interest in approximately 50,000 net acres in the wet gas area of the Utica Basin of Ohio.  During 2015, a total of 24 wells were drilled, 32 wells were completed and 32 wells were brought on production.  In June 2015, we and our joint venture partner reduced drilling activity to a single Hess operated rig, and in 2016 we plan to suspend drilling activities after we bring onto production 14 wells.  In 2015, we sold approximately 13,000 acres of Utica dry gas acreage for consideration of approximately $120 million.

Permian:  We operate and hold a 34% interest in the Seminole‑San Andres Unit in the Permian Basin.

Offshore:  At December 31, 2015, we held interests in 108 blocks in the deepwater Gulf of Mexico.  Our production offshore in the Gulf of Mexico was principally from the Tubular Bells (Hess 57%), Shenzi (Hess 28%), Llano (Hess 50%), Conger (Hess 38%), Baldpate (Hess 50%), Hack Wilson (Hess 25%) and Penn State (Hess 50%) fields.  In addition, we are operator of the Stampede development project (Hess 25%) and have interests in non-operated exploration blocks including Sicily (Hess 25%) and Melmar (Hess 35%).  At December 31, 2015, we held 75 exploration blocks containing approximately 250,000 net undeveloped acres of which leases for 46 exploration blocks containing 165,000 net undeveloped acres are due to expire in the next three years.  During 2015, our interests in 73 exploration blocks expired or were relinquished.

Descriptions of our significant operations in the Offshore, U.S. is as follows:

Tubular Bells:  At this Hess operated field, we achieved our first full year of production following first oil in late 2014. Four production wells have been completed to date.  In 2016, we intend to complete one water injector well, drill one production well, perform two wellbore stimulations, and complete a workover on a third well to open a stuck subsurface safety valve.

Shenzi:  At this BHP Billiton Petroleum operated field, drilling continued during 2015 with the completion of two production wells and one appraisal well.  In 2016, the operator plans to complete a water injection well.

Stampede:  At this Hess operated project in the Green Canyon area of the Gulf of Mexico, the co-owners sanctioned the field development and committed to two deepwater drilling rigs in 2014.  The first rig is expected to commence drilling in the first quarter of 2016 and the second rig is expected to commence drilling in the first quarter of 2017.  Construction of production facilities and subsea equipment is underway, with first production from the field targeted for 2018 at an expected net rate of 15,000 barrels of oil equivalent per day (boepd).

Sicily:  At this Chevron operated prospect in the Keathley Canyon area of the deepwater Gulf of Mexico, the operator successfully completed drilling and logging activities of its initial exploration well in 2015.  The discovery well was drilled to a depth of 30,214 feet and is being evaluated.  Drilling of an appraisal well to further evaluate the discovery commenced in December 2015.

Melmar:  At this ConocoPhillips operated prospect in the Alaminos Canyon area of the deepwater Gulf of Mexico, the operator commenced drilling of an initial exploration well in December 2015.

Europe

Norway:  At the BP operated offshore Valhall Field (Hess 64%), in 2015 the operator drilled one well and completed three wells.  In the first quarter of 2013, the operator completed the installation of a new production, utilities and accommodation platform that extended the field life by approximately 40 years.  In 2016, the operator is expected to continue a multi-year well abandonment program.

Denmark:  At the Hess operated offshore South Arne Field (Hess 62%), we expect to complete drilling of a previously sanctioned eleven well multi-year program in the first quarter of 2016.

Africa

Equatorial Guinea: At the Hess operated offshore Block G (Hess 85% paying interest, national oil company of Equatorial Guinea 5% carried interest), we have production from the Okume and Ceiba Fields.  In 2015, we deferred the remaining portion of an infill drilling program on the Okume Field.

Algeria:  Prior to its sale on December 31, 2015, we had a 49% interest in a venture with the Algerian national oil company that redeveloped three onshore oil fields.

Ghana:  At the Hess operated offshore Deepwater Tano/Cape Three Points license (Hess 50% license interest), we have drilled seven successful exploration wells on the block since 2011.  In May 2013, we submitted appraisal plans for each of the seven discoveries, which comprise both oil and natural gas, to the Ghanaian government for approval.  Five appraisal plans have been approved and discussions continue with the Ghanaian government to receive approval on the remaining two appraisal plans.  In 2014, we drilled three successful appraisal wells.  Well results continue to be evaluated and development planning is progressing.  The government of Côte d’Ivoire has challenged the maritime border between it and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  We are unable to proceed with development of this license until there is a resolution of this matter, which may also impact our ability to develop the license.  The International Tribunal for Law of the Sea is expected to render a final ruling on the maritime border dispute in 2017.  Under terms of our license, the deadline to declare commerciality for the Pecan Field, which would be the primary development hub for the block, is in March 2016, and the deadline to submit a plan of development is in September 2016.  We have requested an extension of the submission deadline for a plan of development for the Pecan Field, and will continue to work with the government on how best to progress work on the Block given the maritime border dispute.  See Capitalized Exploratory Well Costs in Note 5, Property, Plant and Equipment in the Notes to the Consolidated Financial Statements for details of wells capitalized at December 31, 2015 and previously capitalized well costs charged to expense in 2015.

Libya:  At the onshore Waha concession in Libya, which include the Defa, Faregh, Gialo, North Gialo and Belhedan Fields (Hess 8%), the operator shut in production in 2015 and for much of 2014 due to civil unrest.  Net production averaged 4,000 bopd in 2014 and 13,000 bopd in 2013.  Since December 2014, the national oil company of Libya has declared force majeure with respect to the Waha concession.  We have after-tax net book value in our Libyan operations of approximately $120 million and total proved reserves of 159 million boe at December 31, 2015.

Asia and Other

Joint Development Area of Malaysia/Thailand (JDA):  At the Carigali Hess operated offshore Block A-18 in the Gulf of Thailand (Hess 50%), the operator continued development drilling in 2015 and made progress on a booster compression project that is expected to be completed by the third quarter of 2016.

Malaysia:  Our production in Malaysia comes from our interest in Block PM301 (Hess 50%), which is adjacent to and is unitized with Block A‑18 of the JDA and our 50% interest in Blocks PM302, PM325 and PM326B located in the North Malay Basin (NMB), offshore Peninsular Malaysia, where we operate a multi‑phase natural gas development project.  NMB achieved first production in October 2013 from an Early Production System.  We expect net production to increase from approximately 40 million cubic feet per day in 2016 to approximately 165 million cubic feet per day following the completion of full field development in 2017.

Australia:  At the WA‑390‑P Block (Hess 100%) in the Carnarvon Basin, offshore Western Australia (also known as Equus) covering approximately 780,000 acres, we have drilled 13 natural gas discoveries.  In late 2014, we executed a non-binding letter of intent with a potential liquefaction partner and began joint front-end engineering studies in 2015.  Discussions with potential long-term purchasers of liquefied natural gas were also initiated in 2015.  Successful negotiation of a binding agreement with the third-party liquefaction partner is necessary before we can execute a gas sales agreement and sanction development of the project.  At our adjacent WA-474-P Block (Hess 100%), which could become part of the Equus project, we plan to drill a commitment well in 2016.  See Capitalized Exploratory Well Costs in Note 5, Property, Plant and Equipment in the Notes to the Consolidated Financial Statements for details of wells capitalized at December 31, 2015 and previously capitalized well costs charged to expense in 2015.

Guyana:  At the Esso Exploration and Production Guyana Limited operated offshore Stabroek Block (Hess 30% participating interest), the operator announced a significant oil discovery at the Liza-1 well in the second quarter of 2015.  The operator plans to drill two appraisal wells, including one sidetrack with a production test, and two exploration wells in 2016.  A new 17,000 square kilometer 3D seismic shoot is near completion and the operator, along with its partners, continues to evaluate the resource potential of the block.

Kurdistan Region of Iraq:  We relinquished our interests at the Hess operated Dinarta Block (80% paying interest, 64% working interest), and exited operations in the region in 2015.

Canada:  In 2014 we acquired a 40% participating interest in four exploration licenses offshore Nova Scotia.  We expect the operator, BP, to drill the first exploration well in 2017 and a second exploration well in 2018.

Sales Commitments

We have contracts to sell fixed quantities of our natural gas and natural gas liquids production.  The natural gas contracts principally relate to producing fields in Asia.  The most significant of these net commitments relates to the JDA where the minimum contract quantity of natural gas is estimated at 48 billion cubic feet per year based on current entitlements under a sales contract with the national oil companies of Malaysia and Thailand expiring in 2027.  At the North Malay Basin development project, we have a commitment to deliver a minimum of 12 billion cubic feet of natural gas per year through 2033 from full field development start-up, which is expected in 2017.  The Company’s estimated total volume of production subject to sales commitments is approximately 0.8 trillion cubic feet of natural gas.  We also have natural gas liquids delivery commitments in the Bakken and Permian Basin of Texas through 2023 of approximately 9 million barrels per year, or approximately 97 million barrels over the life of the contracts.

We have not experienced any significant constraints in satisfying the committed quantities required by our sales commitments, and we anticipate being able to meet future requirements from available proved and probable reserves and projected third-party supply.

Selling Prices and Production Costs

The following table presents our average selling prices and average production costs:

	2015	2014	2013
Average selling prices (a)
Crude oil - per barrel (including hedging)
United States
Onshore	$42.67	$81.89	$90.00
Offshore	46.21	95.05	103.83
Total United States	44.01	87.21	95.50
Europe (b)	55.10	104.21	88.03
Africa	53.89	97.31	108.70
Asia	52.74	89.71	107.40
Worldwide	47.85	92.59	98.48
Crude oil - per barrel (excluding hedging)
United States
Onshore	$41.22	$81.89	$89.81
Offshore	46.21	92.22	103.15
Total United States	43.11	86.06	95.11
Europe (b)	52.37	99.20	87.45
Africa	51.57	93.70	108.07
Asia	52.74	89.71	107.40
Worldwide	46.37	90.20	98.01
Natural gas liquids - per barrel
United States
Onshore	$9.18	$28.92	$43.14
Offshore	14.40	30.40	29.18
Total United States	10.02	29.32	38.07
Europe (b)	24.59	52.66	58.31
Asia	—	—	74.94
Worldwide	10.52	30.59	40.68
Natural gas - per mcf
United States
Onshore	$1.64	$3.18	$3.08
Offshore	2.03	3.79	2.83
Total United States	1.77	3.47	2.96
Europe (b)	6.72	10.00	11.06
Asia and other	5.97	6.94	7.50
Worldwide	4.16	6.04	6.64
Average production (lifting) costs per barrel of oil equivalent produced (c)
United States
Onshore	$21.17	$27.08	$25.55
Offshore	7.03	5.06	4.98
Total United States	16.46	18.32	17.16
Europe (b)	23.73	29.14	36.02
Africa	23.31	22.39	19.26
Asia and other	8.46	10.67	12.89
Worldwide	17.23	19.14	19.28
(a)	Includes inter‑company transfers valued at approximate market prices adjusted for certain processing and distribution fees.
(b)

The average selling prices in Norway for 2015 were $54.89 per barrel for crude oil (including hedging), $52.15 per barrel for crude oil (excluding hedging), $24.59 per barrel for natural gas liquids and $8.58 per mcf for natural gas (2014: $105.35, $100.34, $52.13 and $12.22, respectively; 2013: $110.25, $109.41, $57.87 and $13.50, respectively).  The average production (lifting) costs in Norway were $25.94 per barrel of oil equivalent in 2015 (2014:  $33.76; 2013: $44.69).

(c)

Production (lifting) costs consist of amounts incurred to operate and maintain our producing oil and gas wells, related equipment and facilities, transportation costs (including Bakken Midstream tariff expense starting in 2014, which amounted to $3.28 per barrel of oil equivalent in 2015 and $1.77 per barrel of oil equivalent in 2014) and production and severance taxes.  The average production costs per barrel of oil equivalent reflect the crude oil equivalent of natural gas production converted on the basis of relative energy content (six mcf equals one barrel).

Lifting costs included in the table above do not include costs of finding and developing proved oil and gas reserves, or the costs of related general and administrative expenses, interest expense and income taxes.

Gross and Net Undeveloped Acreage

At December 31, 2015 gross and net undeveloped acreage amounted to:

	Undeveloped
	Acreage (a)
	Gross	Net
	(In thousands)
United States	716	459
Europe	9	1
Africa	6,433	3,123
Asia and other	14,883	6,974
Total (b)	22,041	10,557
(a)	Includes acreage held under production sharing contracts.
(b)

At December 31, 2015, licenses covering approximately 48% of our net undeveloped acreage held are scheduled to expire during the next three years pending the results of exploration activities.  These scheduled expirations are largely in Australia and Africa.

Gross and Net Developed Acreage, and Productive Wells

At December 31, 2015 gross and net developed acreage and productive wells amounted to:

	Developed Acreage
	Applicable to		Productive Wells (a)
	Productive Wells		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
	(In thousands)
United States	1,288	824	2,724	1,300	156	78
Europe (b)	102	59	69	44	—	—
Africa	9,629	833	779	104	—	—
Asia and other	259	129	—	—	88	44
Total	11,278	1,845	3,572	1,448	244	122
(a)	Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 101 gross wells and 59 net wells.
(b)	Gross and net developed acreage in Norway was approximately 57 thousand and 36 thousand, respectively. Gross and net productive oil wells in Norway were 49 and 31, respectively.

Exploratory and Development Wells

Net exploratory and net development wells completed during the years ended December 31 were:

	Net Exploratory Wells			Net Development Wells
	2015	2014	2013	2015	2014	2013
Productive wells
United States	—	8	10	181	202	146
Europe	—	—	—	5	4	1
Africa	—	2	2	—	4	2
Asia and other	3	—	4	1	4	18
	3	10	16	187	214	167

Dry holes
United States	—	1	—	—	—	—
Europe	—	—	3	—	—	—
Africa	1	—	—	—	—	—
Asia and other	5	3	1	—	—	—
	6	4	4	—	—	—
Total	9	14	20	187	214	167

Number of Wells in the Process of Being Drilled

At December 31, 2015 the number of wells in the process of drilling amounted to:

	Gross	Net
	Wells	Wells
United States	70	29
Europe	1	1
Asia and other	4	2
Total	75	32

Bakken Midstream

We hold a 50% interest in HIP following the sale in July 2015 of a 50% interest to Global Infrastructure Partners (GIP) for net cash consideration of approximately $2.6 billion.  HIP and its affiliates primarily comprise the Bakken Midstream operating segment which provides fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, terminaling and loading crude oil and natural gas liquids, transportation of crude oil by rail car and the storage and terminaling of propane, primarily in the Bakken shale play in the Williston Basin area of North Dakota.  The Bakken Midstream operating segment currently generates substantially all of its revenues under long-term, fee-based agreements with our E&P operating segment but intends to pursue additional throughput volumes from third parties in the Williston Basin area.  We operate the Bakken Midstream assets and operations, including routine and emergency maintenance and repair services under various operational and administrative services agreements.  Prior to 2014, when providing natural gas processing services, our Bakken Midstream operating segment did not operate under a tariff arrangement and instead purchased unprocessed natural gas and provided processing services pursuant to percentage-of-proceeds contracts whereby it retained a portion of the sales proceeds received from both our E&P operating segment and third-party customers.  Pursuant to these contracts, the Bakken Midstream operating segment also charged certain additional fees.  The remaining proceeds were remitted back to suppliers.

Bakken Midstream assets include the following:

•

Tioga gas plant:  The Tioga gas plant is a natural gas processing plant is located in Tioga, North Dakota.  The plant currently has a cryogenic processing capacity of 250 thousand mcf per day (mmcfd) and integrated fractionation capacity (including ethane) of 60,000 boepd following the completion of an expansion project in the first quarter of 2014.  In 2015, we completed construction of a compressed natural gas (CNG) terminal at the Tioga gas plant that has a CNG compression capacity of 17,000 diesel equivalent gallons per day.

•

Tioga rail terminal:  The Tioga rail terminal is a crude oil and natural gas liquids rail loading facility located in Tioga, North Dakota, that includes a dual loop track with 21 crude oil loading arms.  The terminal has a current crude oil loading capacity of up to 140,000 barrels of oil per day (bopd), and an estimated natural gas liquids loading capacity of approximately 30,000 bopd.  The terminal also has three crude oil storage tanks with a combined shell storage capacity of 287,000 barrels.

•

Crude oil train units:  HIP owns a total of 1,215 crude oil rail cars at December 31, 2015 that operate as unit trains each consisting of 100 to 110 crude oil rail cars to provide crude oil transportation services to various delivery points in the East Coast, West Coast and Gulf Coast regions of the United States.  Of these, 956 crude oil rail cars were constructed between May 2011 and March 2012 to AAR Petition 1577 (CPC-1232) safety standards and are capable of being upgraded to the most recent DOT-117 safety standards.  The Bakken Midstream operating segment entered into a prepaid forward purchase and sales agreement with Hess Corporation to provide an additional 550 crude oil rail cars beginning in the third quarter of 2015, of which 259 were delivered at December 31, 2015.  The rail cars under this arrangement are being constructed to DOT-117 standards with the exception of electronically controlled pneumatic brakes, which can be added at a later date prior to the regulation deadline, for minimal cost.

•

Ramberg truck facility:  The Ramberg truck facility is a crude oil truck unloading and pipeline receipt terminal that receives crude oil by pipeline or truck.  The facility has a combined pipeline and truck receipt capability of 176,000 bopd, and a redelivery capability of 130,000 bopd through pipelines that connect to both the Tioga rail terminal and onto third-party pipelines.

•

Gathering pipelines:  HIP owns three major distinct gathering systems which collectively comprise over 3,000 miles of gathering pipelines and multiple compressor stations.  These systems have a current gross throughput capacity of over 200 mmcfd of gas and 50,000 bopd of liquids.

•

Mentor storage terminal:  The Mentor storage terminal consists of a propane storage cavern and rail and truck transloading facility located on approximately 40 acres in Mentor, Minnesota, with aggregate working storage capacity of approximately 328,000 boe.

HIP owns 100% of Hess Midstream Partners LP, which was formed to own, operate, develop and acquire a diverse set of midstream assets to provide fee-based services to both Hess Corporation and third party crude oil and natural gas producers as a publicly traded master limited partnership upon the future completion of an initial public offering of limited partnership units.  Hess Midstream Partners LP filed its most recent registration statement on Form S-1 in December 2015 and may complete an initial public offering of its securities in 2016.  The assets to be held by Hess Midstream Partners LP at the time of its initial public offering are expected to include a 30% economic interest in Hess TGP Operations LP (owner of the Tioga gas plant), a 50% economic interest in Hess North Dakota Export Logistics Operations LP (owner of the Tioga rail terminal,

Ramberg truck facility and crude oil rail cars), and a 100% interest in Hess Mentor Storage Holdings LLC (owner of the Mentor storage terminal).

Marketing and Refining - Discontinued Operations

As of December 31, 2015, our downstream activities had substantively ceased:

•	2015: We completed the sale of our former energy trading joint venture, HETCO.
•

2014:  We sold our retail marketing business consisting of approximately 1,350 retail gasoline stations, most of which had convenience stores, and two joint venture investments in natural gas fueled electric generating projects in Newark and Bayonne, New Jersey.

•

2013:  We sold our energy marketing and terminal network businesses; which marketed refined petroleum products, natural gas and electricity on the East Coast of the U.S., primarily to wholesale distributors, industrial and commercial users, and public utilities.  We also permanently shut down the refining operations at our Port Reading, New Jersey facility, thus completing our exit from all refining operations.

Our subsidiary, HOVIC, had a 50% interest in HOVENSA (a joint venture with a subsidiary of PDVSA) which owned a refinery in St. Croix, U.S. Virgin Islands.  In January 2012, HOVENSA shut down its refinery and continued operating solely as an oil storage terminal through the first quarter of 2015.  In September 2015, HOVENSA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court of the Virgin Islands - Bankruptcy Division.  In December 2015, the Government of St. Croix ratified a new operating agreement with the buyer of HOVENSA’s storage terminals, refining units, and marine infrastructure (St. Croix Facility) and in January 2016, the buyer completed the purchase of the assets of the St. Croix Facility.  Under the court approved Liquidation Plan, HOVENSA established a liquidating trust to distribute certain assets and sale proceeds to its creditors, established an environmental response trust to administer to HOVENSA’s remaining environmental obligations and will conduct an orderly wind-down of its remaining activities.  See Item 3. Legal Proceedings.

Competition and Market Conditions

See Item 1A. Risk Factors for a discussion of competition and market conditions.

Other Items

Emergency Preparedness and Response Plans and Procedures

We have in place a series of business and asset-specific emergency preparedness, response and business continuity plans that detail procedures for rapid and effective emergency response and environmental mitigation activities.  These plans are risk appropriate and are maintained, reviewed and updated as necessary to ensure their accuracy and suitability.  Where appropriate, they are also reviewed and approved by the relevant host government authorities.

Responder training and drills are routinely held worldwide to assess and continually improve the effectiveness of our plans.  Our contractors, service providers, representatives from government agencies and, where applicable, joint venture partners participate in the drills to ensure that emergency procedures are comprehensive and can be effectively implemented.

To complement internal capabilities and to ensure coverage for our global operations, we maintain membership contracts with a network of local, regional and global oil spill response and emergency response organizations.  At the regional and global level, these organizations include Clean Gulf Associates (CGA), Marine Spill Response Corporation (MSRC), Marine Well Containment Company (MWCC), Wild Well Control (WWC), Subsea Well Intervention Service (SWIS) and Oil Spill Response Limited (OSRL).  CGA and MSRC are domestic spill response organizations and MWCC provides the equipment and personnel to contain underwater well control incidents in the Gulf of Mexico.  WWC provides firefighting, well control and engineering services globally.  OSRL is a global response organization and is available, when needed, to assist us anywhere in the world.  In addition to owning response assets in their own right, the organization maintains business relationships that provide immediate access to additional critical response support services if required.  These owned response assets include nearly 300 recovery and storage vessels and barges, more than 250 skimmers, over 600,000 feet of boom, 9 capping stacks and significant quantities of dispersants and other ancillary equipment, including aircraft.  In addition to external well control and oil spill response support, we have contracts with wildlife, environmental, meteorology, incident management, medical and security resources. If we were to engage these organizations to obtain additional critical response support services, we would fund such services and seek reimbursement under our insurance coverage, as described below.  In certain circumstances, we pursue and enter into mutual aid agreements with other companies and government cooperatives to receive and provide oil spill response equipment and personnel support.  We maintain close associations with emergency response organizations through our representation on the Executive Committees of CGA and MSRC, as well as the Board of Directors of OSRL.

We continue to participate in a number of industry‑wide task forces that are studying better ways to assess the risk of and prevent onshore and offshore incidents, access and control blowouts in subsea environments, and improve containment and recovery methods.  The task forces are working closely with the oil and gas industry and international government agencies to implement improvements and increase the effectiveness of oil spill prevention, preparedness, response and recovery processes.

Insurance Coverage and Indemnification

We maintain insurance coverage that includes coverage for physical damage to our property, third-party liability, workers’ compensation and employers’ liability, general liability, sudden and accidental pollution and other coverage.  This insurance coverage is subject to deductibles, exclusions and limitations and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

The amount of insurance covering physical damage to our property and liability related to negative environmental effects resulting from a sudden and accidental pollution event, excluding Atlantic Named Windstorm coverage for which we are self‑insured, varies by asset, based on the asset's estimated replacement value or the estimated maximum loss.  In the case of a catastrophic event, first party coverage consists of two tiers of insurance.  The first $300 million of coverage is provided through an industry mutual insurance group.  Above this $300 million threshold, insurance is carried which ranges in value up to $2.89 billion in total, depending on the asset coverage level, as described above.  Additionally, we carry insurance that provides third-party coverage for general liability, and sudden and accidental pollution, up to $1.08 billion, which coverage under a standard joint operating arrangement would be reduced to our participating interest.

Our insurance policies renew at various dates each year.  Future insurance coverage could increase in cost and may include higher deductibles or retentions, or additional exclusions or limitations.  In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are deemed economically acceptable.

Generally, our drilling contracts (and most of our other offshore services contracts) provide for a mutual hold harmless indemnity structure whereby each party to the contract (the Corporation and Contractor) indemnifies the other party for injuries or damages to their personnel and property (and, often, those of its contractors/subcontractors) regardless of fault.

Variations may include indemnity exclusions to the extent a claim is attributable to the gross negligence and/or willful misconduct of a party.  Third‑party claims, on the other hand, are generally allocated on a fault basis.

We are customarily responsible for, and indemnify the Contractor against, all claims including those from third‑parties, to the extent attributable to pollution or contamination by substances originating from our reservoirs or other property (regardless of cause, including gross negligence and willful misconduct) and the Contractor is responsible for and indemnifies us for all claims attributable to pollution emanating from the Contractor’s property.  Additionally, we are generally liable for all of our own losses and most third‑party claims associated with catastrophic losses such as damage to reservoirs, blowouts, cratering and loss of hole, regardless of cause, although exceptions for losses attributable to gross negligence and/or willful misconduct do exist.  Lastly, some offshore services contracts include overall limitations of the Contractor’s liability equal to the value of the contract or a fixed amount.

Under a standard joint operating agreement (JOA), each party is liable for all claims arising under the JOA, to the extent of its participating interest (operator or non-operator).  Variations include indemnity exclusions when the claim is based upon the gross negligence and/or willful misconduct of the operator, in which case the operator is solely liable.  The parties to the JOA may continue to be jointly and severally liable for claims made by third-parties in some jurisdictions.  Further, under some production sharing contracts between a governmental entity and commercial parties, liability of the commercial parties to the government entity is joint and several.

Environmental

Compliance with various existing environmental and pollution control regulations imposed by federal, state, local and foreign governments is not expected to have a material adverse effect on our financial condition or results of operations but increasingly stringent environmental regulations have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general.  We spent approximately $13 million in 2015 for environmental remediation.  The level of other expenditures to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.  For further discussion of environmental matters see Environment, Health and Safety in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Number of Employees

At December 31, 2015, we had 2,770 employees.

Website Access to Our Reports

We make available free of charge through our website at www.hess.com, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  The information on our website is not incorporated by reference in this report.  Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters for the Audit Committee, Compensation and Management Development Committee, and Corporate Governance and Nominating Committee of the Board of Directors are available on our website and are also available free of charge upon request to Investor Relations at our principal executive office.  We also file with the New York Stock Exchange (NYSE) an annual certification that our Chief Executive Officer is unaware of any violation of the NYSE’s corporate governance standards.

Item 1A.  Risk Factors

Our business activities and the value of our securities are subject to significant risks, including the risk factors described below.  These risk factors could negatively affect our operations, financial condition, liquidity and results of operations, and as a result, holders and purchasers of our securities could lose part or all of their investments.  It is possible that additional risks relating to our securities may be described in a prospectus supplement if we issue securities in the future.

Our business and operating results are highly dependent on the market prices of crude oil, natural gas liquids and natural gas, which can be very volatile.  Our estimated proved reserves, revenue, operating cash flows, operating margins, liquidity, financial condition and future earnings are highly dependent on the prices of crude oil, natural gas liquids and natural gas, which are volatile and influenced by numerous factors beyond our control.  The major foreign oil producing countries, including members of the Organization of Petroleum Exporting Countries (OPEC), may exert considerable influence over the supply and price of crude oil and refined petroleum products.  Their ability or inability to agree on a common policy on rates of production and other matters may have a significant impact on the oil markets.  Other factors include, but are not limited to: worldwide and domestic supplies of and demand for crude oil, natural gas liquids and natural gas, political conditions and events (including instability, changes in governments, or armed conflict) around the world and in particular in crude oil or natural gas producing regions, the cost of exploring for, developing and producing crude oil, natural gas liquids and natural gas, the price and availability of alternative fuels or other forms of energy, the effect of energy conservation and environmental protection efforts and overall economic conditions globally.  At December 31, 2015, spot prices for Brent crude oil and West Texas Intermediate crude oil closed at $36.61 per barrel and $37.13 per barrel, respectively.  Average prices for 2015 were $53.64 per barrel for Brent and $48.80 per barrel for WTI.  If crude oil prices in 2016 remain at levels consistent with or below year-end 2015, there will be a significant decrease in 2016 revenues and operating results from 2015 levels.  We cannot predict how long these lower price levels will continue to prevail.  The sentiment of commodities trading markets as well as other supply and demand factors may also influence the selling prices of crude oil, natural gas liquids and natural gas.  To the extent that we engage in hedging activities to mitigate commodity price volatility, we may not realize the benefit of price increases above the hedged price.  In order to manage the potential volatility of cash flows and credit requirements, we maintain significant bank credit facilities.  An inability to access, renew or replace such credit facilities or access other sources of funding as they mature would negatively impact our liquidity.  In addition, we are exposed to risks related to changes in interest rates and foreign currency values, and may engage in hedging activities to mitigate related volatility.

If we fail to successfully increase our reserves, our future crude oil and natural gas production will be adversely impacted.  We own or have access to a finite amount of oil and gas reserves which will be depleted over time.  Replacement of oil and gas production and reserves, including proved undeveloped reserves, is subject to successful exploration drilling, development activities, and enhanced recovery programs.  Therefore, future oil and gas production is dependent on technical success in finding and developing additional hydrocarbon reserves.  Exploration activity involves the interpretation of seismic and other geological and geophysical data, which does not always successfully predict the presence of commercial quantities of hydrocarbons. Drilling risks include unexpected adverse conditions, irregularities in pressure or formations, equipment failure, blowouts and weather interruptions.  Future developments may be affected by unforeseen reservoir conditions which negatively affect recovery factors or flow rates.  Reserve replacement can also be achieved through acquisition.  Similar risks, however, may be encountered in the production of oil and gas on properties acquired from others.  In addition to the technical risks to reserve replacement, replacing reserves and developing future production is also influenced by the price of crude oil and natural gas and costs of drilling and development activities.  Persistent lower crude oil and natural gas prices, such as those currently prevailing, may have the effect of reducing capital available for exploration and development activity and may render certain development projects uneconomic or delay their completion and may result in negative revisions to existing reserves while increasing drilling and development costs could negatively affect expected economic returns.

There are inherent uncertainties in estimating quantities of proved reserves and discounted future net cash flows, and actual quantities may be lower than estimated.  Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues from those reserves.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities of our proved reserves and the related future net revenues.  In addition, reserve estimates may be subject to downward or upward changes based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices, production sharing contracts, which may decrease reserves as crude oil and natural gas prices increase, and other factors.  Crude oil prices declined significantly in 2015 resulting in a significant reduction to our proved reserves as of December 31, 2015.  If crude oil prices remain at current levels or decline further, it could have a material adverse effect on our estimated proved reserves and the value of our business.  See Crude Oil and Natural Gas Reserves in Critical Accounting Policies and Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We do not always control decisions made under joint operating agreements and the parties under such agreements may fail to meet their obligations.  We conduct many of our E&P operations through joint operating agreements with other parties under which we may not control decisions, either because we do not have a controlling interest or are not operator under the agreement.  There is risk that these parties may at any time have economic, business, or legal interests or goals that are inconsistent with ours, and therefore decisions may be made which are not what we believe is in our best interest.  Moreover, parties to these agreements may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone.  In either case, the value of our investment may be adversely affected.

We are subject to changing laws and regulations and other governmental actions that can significantly and adversely affect our business.  Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, disallowance of tax credits and deductions, expropriation or nationalization of property, mandatory government participation, cancellation or amendment of contract rights, imposition of capital controls or blocking of funds, changes in import and export regulations, limitations on access to exploration and development opportunities, anti-bribery or anti-corruption laws, as well as other political developments may affect our operations.  We transport some of our crude oil production, particularly from the Bakken shale oil play, by rail.  Recent rail accidents have raised public awareness of rail safety and resulted in heightened regulatory scrutiny.  In the wake of these accidents, several U.S. government agencies have issued safety advisories or emergency orders requiring rail carriers to take additional precautionary measures when shipping crude oil by rail.  In 2015, the Department of Transportation issued new standards for tank car design which could require HIP to retrofit or upgrade its existing fleet of tank cars.  The requirements of these new regulatory actions, as well as other possible regulations or voluntary measures by the rail industry aimed at increasing rail safety, may lead to a significant increase in the costs of transporting crude oil and other hydrocarbons by rail and otherwise adversely affect our operations.

We have substantial capital requirements, and we may not be able to obtain needed financing on satisfactory terms, if at all.  The exploration, development and production of crude oil and natural gas involves substantial costs, which may not be fully funded from operations.  For example, in 2015, we had a net loss attributable to Hess Corporation of $3,056 million, and if commodity prices remain low through 2016, we are forecasting a net loss for 2016.  Two of the three major credit rating agencies that rate our debt have assigned an investment grade rating.  In January 2016, Fitch Ratings (Fitch) affirmed our BBB credit rating but revised the rating outlook to negative.  In February 2016, Standard and Poor’s Ratings Services (S&P) lowered our investment grade credit rating one notch to BBB- with stable outlook and Moody’s Investors Service (Moody’s) lowered our credit rating to Ba1 with stable outlook, which is below investment grade.  Although, currently we do not have any borrowings under our long-term credit facility, further ratings downgrades, continued weakness in the oil and gas industry or negative outcomes within commodity and financial markets could adversely impact our access to capital markets by increasing the costs of financing, or impacting our ability to obtain financing on satisfactory terms, or at all.  Any inability to access capital markets could adversely impact our financial adaptability and our ability to execute our strategy and may also expose us to heightened exposure to credit risk.

Political instability in areas where we operate can adversely affect our business.  Some of the international areas in which we operate, and the partners with whom we operate, are politically less stable than other areas and partners and may be subject to civil unrest, conflict, insurgency, geographic territorial border disputes, corruption, security risks and labor unrest.  Political and civil unrest in North Africa and the Middle East has affected and may affect our operations in these areas as well as oil and gas markets generally.  The threat of terrorism around the world also poses additional risks to the operations of the oil and gas industry.

Our oil and gas operations are subject to environmental risks and environmental laws and regulations that can result in significant costs and liabilities.  Our oil and gas operations, like those of the industry, are subject to environmental risks such as oil spills, produced water spills, gas leaks and ruptures and discharges of substances or gases that could expose us to substantial liability for pollution or other environmental damage.  Our operations are also subject to numerous U.S. federal, state, local and foreign environmental laws and regulations.  Non‑compliance with these laws and regulations may subject us to administrative, civil or criminal penalties, remedial clean-ups and natural resource damages or other liabilities.  In addition, increasingly stringent environmental regulations have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general.  Similarly, we have material legal obligations to dismantle, remove and abandon production facilities and wells that will occur many years in the future, in most cases.  These estimates may be impacted by future changes in regulations and other uncertainties.

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

Climate change initiatives may result in significant operational changes and expenditures, reduced demand for our products and adversely affect our business.  We recognize that climate change is a global environmental concern.  Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions.  These agreements and measures may require significant equipment modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs.  In addition, our production is used to produce petroleum fuels, which through normal customer use may result in the emission of greenhouse gases.  Regulatory initiatives to reduce the use of these fuels may reduce demand for crude oil and other hydrocarbons and have an adverse effect on our sales volumes, revenues and margins.  The imposition and enforcement of stringent greenhouse gas emissions reduction targets could severely and adversely impact the oil and gas industry and significantly reduce the value of our business.

Our industry is highly competitive and many of our competitors are larger and have greater resources than we have.  The petroleum industry is highly competitive and very capital intensive.  We encounter competition from numerous companies in each of our activities, including acquiring rights to explore for crude oil and natural gas.  Many competitors, including national oil companies, are larger and have substantially greater resources.  We are also in competition with producers of other forms of energy.  Increased competition for worldwide oil and gas assets could significantly increase the cost of acquiring oil and gas assets.  In addition, competition for drilling services, technical expertise and equipment may affect the availability of technical personnel and drilling rigs, resulting in increased capital and operating costs.

Catastrophic events, whether naturally occurring or man‑made, may materially affect our operations and financial conditions.  Our oil and gas operations are subject to unforeseen occurrences which have affected us from time to time and which may damage or destroy assets, interrupt operations and have other significant adverse effects.  Examples of catastrophic risks include hurricanes, fires, explosions, blowouts, such as the third-party accident at the Macondo prospect, pipeline interruptions and ruptures, severe weather, geological events, labor disputes or cyber‑attacks.  Although we maintain insurance coverage against property and casualty losses, there can be no assurance that such insurance will adequately protect us against liability from all potential consequences and damages.  Moreover, some forms of insurance may be unavailable in the future or be available only on terms that are deemed economically unacceptable.

Significant time delays between the estimated and actual occurrence of critical events associated with development projects may result in material negative economic consequences.  We are involved in several large development projects and the completion of those projects may be delayed beyond what was originally anticipated.  Such examples include, but are not limited to, delays in receiving necessary approvals from project members or regulatory agencies, timely access to necessary equipment, availability of necessary personnel and unfavorable weather conditions.  This may lead to delays and differences between estimated and actual timing of critical events.  These delays could impact our future results of operations and cash flows.

Departures of key members from our senior management team, and/or difficulty in recruiting and retaining adequate numbers of experienced technical personnel, could negatively impact our ability to deliver on our strategic goals.  The derivation and monitoring of successful strategies and related policies may be negatively impacted by the departure of key members of senior management.  Moreover, an inability to recruit and retain adequate numbers of experienced technical and professional personnel in the necessary locations may prohibit us from executing our strategy in full or, in part, with a commensurate impact on shareholder value.

We are dependent on oilfield service companies for items including drilling rigs, equipment, supplies and skilled labor.  An inability or significant delay in securing these services, or a high cost thereof, may result in material negative economic consequences.  The availability and cost of drilling rigs, equipment, supplies and skilled labor will fluctuate over time given the cyclical nature of the E&P industry.  As a result, we may encounter difficulties in obtaining required services or could face an increase in cost.  These consequences may impact our ability to run our operations and to deliver projects on time with the potential for material negative economic consequences.

We manage commodity price risk through our risk management function but such activities may impede our ability to benefit from commodity price increases and can expose us to similar potential counterparty credit risk as impacts amounts due from the sale of hydrocarbons.  We may enter into commodity price hedging arrangements to protect us from commodity price declines.  These arrangements may, depending on the instruments used and the level of increases involved, limit any potential upside from commodity price increases.  In addition, as with accounts receivable we may be exposed to potential economic loss should a counterparty be unable or unwilling to perform their obligations under the terms of a hedging agreement.

Cyber‑attacks targeting computer, telecommunications systems, and infrastructure used by the oil and gas industry may materially impact our business and operations.  Computers and telecommunication systems are used to conduct our exploration, development and production activities and have become an integral part of our business.  We use these systems to analyze and store financial and operating data and to communicate within our company and with outside business partners.  Cyber‑attacks could compromise our computer and telecommunications systems and result in disruptions to our business operations or the loss of our data and proprietary information.  In addition, computers control oil and gas production, processing equipment, and distribution systems globally and are necessary to deliver our production to market.  A cyber‑attack against these operating systems, or the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets, and make it difficult or impossible to accurately account for production and settle transactions.  As a result, a cyber-attack could have a material adverse impact on our cash flows and results of operations.  We routinely experience attempts by external parties to penetrate and attack our networks and systems.  Although such attempts to date have not resulted in any material breaches, disruptions, or loss of business critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations.  In addition, as technologies evolve and these attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks.

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

We, along with many companies engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline.  A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us.  The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE.  The majority of the cases asserted against us have been settled.  In June 2014, the Commonwealth of Pennsylvania and the State of Vermont each filed independent lawsuits alleging that we and all major oil companies with operations in each respective state, have damaged the groundwater in those states by introducing thereto gasoline with MTBE.  The Pennsylvania suit has been removed to Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York.  The suit filed in Vermont is proceeding there in a state court.  An action brought by the Commonwealth of Puerto Rico was settled in conjunction with the Bankruptcy Court’s confirmation of HOVENSA’s Liquidation Plan, which is described below.

We received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the lower Passaic River and the NJDEP is also seeking natural resource damages.  The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned.  We and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination; this work remains ongoing.  We and other parties settled a cost recovery claim by the State of New Jersey and also agreed with EPA to fund remediation of a portion of the site.  The EPA is continuing to study contamination and remedial designs for other portions of the River.  To that end, in April 2014 EPA issued a Focused Feasibility Study (“FFS”) proposing to conduct bank-to-bank dredging of the lower eight miles of the Passaic River at an estimated cost of $1.7 billion.  EPA may issue a Record of Decision (“ROD”) in 2016 selecting a remedy for the lower eight miles based on the FFS, but the ultimate remedy (and associated cost) for the lower Passaic River remains uncertain at this stage.  The ROD is unlikely to address an additional nine miles of the Passaic River, which may require additional remedial action.  In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River.  Given the ongoing studies and the fact that EPA has not yet selected a remedy for part or all of the lower Passaic River, remedial costs cannot be reliably estimated at this time.

In March 2014, we received an Administrative Order from EPA requiring us and 26 other parties to undertake the Remedial Design for the remedy selected by the EPA for the Gowanus Canal Superfund Site in Brooklyn, New York.  The remedy includes dredging of surface sediments and the placement of a cap over the deeper sediments throughout the Canal and in-situ stabilization of certain contaminated sediments that will remain in place below the cap.  EPA has estimated that this remedy will cost $506 million; however, the ultimate costs that will be incurred in connection with the design and implementation of the remedy remain uncertain.  Our alleged liability derives from our former ownership and operation of a fuel oil terminal adjacent to the Canal.  We indicated to EPA that we would comply with the Administrative Order and are currently contributing funding for the Remedial Design based on an interim allocation of costs among the parties.  At the same time, we are participating in an allocation process whereby neutral experts selected by the parties will determine the final shares of the Remedial Design costs to be paid by each of the participants.  The parties have not yet addressed the allocation of costs associated with implementing the remedy that is currently being designed.

In May 2005, the government of the U.S. Virgin Islands filed a complaint in the District Court of the Virgin Islands against HOVENSA LLC (“HOVENSA”), a 50/50 joint venture between our subsidiary, Hess Oil Virgin Islands Corp. (“HOVIC”), and a subsidiary of Petroleos de Venezuela S.A. (PDVSA), and other companies that operated industrial facilities on the south shore of St. Croix asserting that the defendants are liable under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and territorial statutory and common law for damages to natural resources.  In 2014, HOVIC, HOVENSA and the government of the U.S. Virgin Islands entered into a settlement agreement pursuant to which HOVENSA paid $3.5 million and agreed to pay the government of the U.S. Virgin Islands an additional $40 million no later than December 31, 2014.  On September 15, 2015, HOVENSA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States District Court of the Virgin Islands - Bankruptcy Division (the “Bankruptcy Court”) and commenced a court-supervised sale of substantially all of its assets pursuant to section 363 of the Bankruptcy Code.  To fund HOVENSA's sale process and orderly wind-down, HOVENSA entered into a $40 million debtor-in-possession credit facility with HOVENSA’s owners, the terms of which were approved by the Bankruptcy Court.  On December 1, 2015, the Bankruptcy Court entered an order approving the sale of HOVENSA’s terminal and refinery assets to Limetree Bay Terminals, LLC (“Limetree”).  The Senate of the U.S. Virgin Islands approved the sale in December 2015, and the sale to Limetree was completed on January 4, 2016.  The $40 million claim held by the U.S. Virgin Islands government against HOVENSA on account of the 2014 settlement agreement was also paid from the sale proceeds.  On January 19, 2016, the Bankruptcy Court entered an order confirming HOVENSA’s Chapter 11 plan of liquidation (the “Liquidation Plan”).  Under the Liquidation Plan, which became effective February 17, 2016, HOVENSA established a liquidating trust to distribute certain assets and sale proceeds to its creditors, established an environmental response trust to administer to HOVENSA’s remaining environmental obligations and will conduct an orderly wind-down of its remaining activities.  The Liquidation Plan also provides for releases of any claims held by HOVENSA and its bankruptcy estate against us and HOVIC, and releases any claims held by certain third-party creditors of HOVENSA against us and HOVIC, both effective upon the effective date of the Liquidation Plan.  In connection with the Liquidation Plan and HOVENSA’s asset sale, HOVIC relinquished its claims against HOVENSA on account of promissory notes issued by HOVENSA to HOVIC.

On September 13, 2015, the government of the U.S. Virgin Islands filed a complaint against us in the territorial Superior Court of the Virgin Islands, Division of St. Croix, alleging, among other things, that we violated territorial statutes  and committed various torts in connection with the 50% ownership interest of our subsidiary, HOVIC, in HOVENSA.  In connection with the closing of HOVENSA’s asset sale to Limetree, we, the government of the U.S. Virgin Islands, HOVIC, HOVENSA, and PDVSA entered into a mutual release agreement that resulted in the dismissal, with prejudice, of all pending litigation among those parties, including the lawsuit filed by the government of the U.S. Virgin Islands against us and various tax refund lawsuits filed by HOVIC and PDVSA against the government of the U.S. Virgin Islands.  As part of this agreement, the government of the U.S. Virgin Islands also granted us, HOVIC, and HOVENSA a general release of all other existing claims, with the exception of claims related to environmental matters, which were automatically released upon the establishment of the environmental response trust in connection with the Liquidation Plan.

On December 18, 2014, the EPA initiated an Administrative Complaint against HOVENSA for alleged violations of the Clean Air Act’s risk management program requirements at the St. Croix facility. In connection with the Liquidation Plan, HOVENSA has agreed to settle the EPA’s allegations with the payment of a civil penalty of $115,000.

In February 2015, the Pension Benefit Guaranty Corporation (PBGC) issued a notice of determination to terminate the HOVENSA pension plan.  In connection with the HOVENSA’s sale to Limetree and the Liquidation Plan, the Corporation assumed the HOVENSA pension plan upon the effective date of the Liquidation Plan and the PBGC withdrew its notice of determination.  In 2015, we recorded a charge of $30 million, primarily representing the estimated net difference between the HOVENSA pension plan obligation and fair value of the plan assets.

On July 25, 2011, the Virgin Islands Department of Planning and Natural Resources commenced an enforcement action against HOVENSA by issuance of documents titled “Notice Of Violation, Order For Corrective Action, Notice Of Assessment of Civil Penalty, Notice Of Opportunity For Hearing” (the “NOVs”).  The NOVs assert violations of Virgin Islands’ Air Pollution Control laws and regulations arising out of odor incidents on St. Croix in May 2011 and proposed total penalties of $210,000.  We expect that any penalties arising from this matter will be covered by the liquidating trust established under the Liquidation Plan.

We periodically receive notices from the EPA that we are a “potential responsible party” under the Superfund legislation with respect to various waste disposal sites.  Under this legislation, all potentially responsible parties may be jointly and severally liable.  For certain sites, such as those discussed above, the EPA’s claims or assertions of liability against us relating to these sites have not been fully developed.  With respect to the remaining sites, the EPA’s claims have been settled, or a proposed settlement is under consideration, in all cases for amounts that are not material.  The ultimate impact of these proceedings, and of any related proceedings by private parties, on our business or accounts cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but is not expected to be material.

We are from time to time involved in other judicial and administrative proceedings, including proceedings relating to other environmental matters.  We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages.  Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters before a loss or range of loss can be reasonably estimated for any proceeding.  Subject to the foregoing, in management’s opinion, based upon currently known facts and circumstances, the outcome of such proceedings is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our common stock is traded principally on the New York Stock Exchange (ticker symbol: HES).  High and low sales prices were as follows:

	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$77.63	$63.81	$83.56	$73.36
June 30	79.00	64.84	99.10	82.52
September 30	67.18	47.84	104.50	93.57
December 31	64.08	47.04	94.58	63.80

Performance Graph

Set forth below is a line graph comparing the five year shareholder return on a $100 investment in our common stock assuming reinvestment of dividends, against the cumulative total returns for the following:

•	Standard & Poor’s (S&P) 500 Stock Index, which includes the Corporation.
•	Proxy Peer Group comprising 13 oil and gas peer companies, including the Corporation (as disclosed in our 2015 Proxy Statement).

Comparison of Five‑Year Shareholder Returns

Years Ended December 31,

Holders

At February 19, 2016, there were 4,441 stockholders (based on the number of holders of record) who owned a total of 315,240,299 shares of common stock.

Dividends

In 2015 and 2014, cash dividends on common stock totaled $1.00 per share ($0.25 per quarter).  In 2013, cash dividends declared on common stock totaled $0.70 per share ($0.10 per share for the first two quarters and $0.25 per share commencing in the third quarter of 2013).

Share Repurchase Activities

Our share repurchase activities for the year ended December 31, 2015, were as follows:

2015	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c) (In millions)
January	116,250	$69.65	116,250	$1,233
February	88,765	74.64	88,765	1,226
March	46,110	74.45	15,560	1,225
April	—	—	—	1,225
May	—	—	—	1,225
June	293,005	68.26	293,005	1,205
July	407,000	61.85	407,000	1,180
August	429,312	56.40	429,312	1,156
September	98,167	57.19	98,167	1,150
October	—	—	—	1,150
November	—	—	—	1,150
December	—	—	—	1,150
Total for 2015 (d)	1,478,609	$63.00	1,448,059
(a)	Repurchased in open‑market transactions. The average price paid per share was inclusive of transaction fees.
(b)

Includes 30,550 common shares repurchased at a price of $74.58 per common share on the open market, which were subsequently granted to Directors in accordance with the Non-Employee Directors’ Stock Award Plan.

(c)

In March 2013, we announced that our Board of Directors approved a stock repurchase program that authorized the purchase of common stock up to a value of $4.0 billion.  In May 2014, the share repurchase program was increased to $6.5 billion.

(d)

Since initiation of the buyback program in August 2013, total shares repurchased through December 31, 2015 amounted to 64.1 million at a total cost of $5.4 billion (including transaction fees) for an average cost per share of $83.45.

Equity Compensation Plans

Following is information related to our equity compensation plans at December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights *		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column*)
Equity compensation plans approved by security holders	6,911,378	(a)	$67.77	14,241,000	(b)
Equity compensation plans not approved by security holders (c)	—		—	—
(a)

This amount includes 6,911,378 shares of common stock issuable upon exercise of outstanding stock options.  This amount excludes 820,090 performance share units (PSU) for which the number of shares of common stock to be issued may range from 0% to 200%, based on our total shareholder return (TSR) relative to the TSR of a predetermined group of peer companies over a three‑year performance period ending December 31 of the year prior to settlement of the grant.  In addition, this amount also excludes 2,819,470 shares of common stock issued as restricted stock pursuant to our equity compensation plans.

(b)	These securities may be awarded as stock options, restricted stock, performance share units or other awards permitted under our equity compensation plan.
(c)

We have a Non-Employee Director’s Stock Award Plan pursuant to which each non-employee director annually receives approximately $175,000 in value of our common stock.  These awards are made from shares we have purchased in the open market.

See Note 11, Share‑based Compensation in the Notes to the Consolidated Financial Statements for further discussion of our equity compensation plans.

Item 6.  Selected Financial Data

The following is a five‑year summary of selected financial data that should be read in conjunction with both our Consolidated financial statements and accompanying notes, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report:

	2015		2014		2013		2012		2011
		(In millions, except per share amounts)
Sales and other operating revenues
Crude oil and natural gas liquids	$5,503		$9,455		$10,455		$10,802		$9,224
Natural gas	1,052		1,247		1,394		1,394		1,362
Other operating revenues	81		35		56		49		61
Total	$6,636		$10,737		$11,905		$12,245		$10,647

Income (loss) from continuing operations	$(2,959)		$1,692		$4,036		$1,808		$1,570
Income (loss) from discontinued operations	(48)		682		1,186		255		106
Net income (loss)	$(3,007)		$2,374		$5,222		$2,063		$1,676
Less: Net income (loss) attributable to noncontrolling interests*	49		57		170		38		(27)
Net income (loss) attributable to Hess Corporation	$(3,056)	(a)	$2,317	(b)	$5,052	(c)	$2,025	(d)	$1,703	(e)

Net income (loss) attributable to Hess Corporation per share:
Basic:
Continuing operations	$(10.61)		$5.57		$11.47		$5.29		$4.60
Discontinued operations	(0.17)		2.06		3.54		0.69		0.45
Net income (loss) per share	$(10.78)		$7.63		$15.01		$5.98		$5.05

Diluted:
Continuing operations	$(10.61)		$5.50		$11.33		$5.26		$4.56
Discontinued operations	(0.17)		2.03		3.49		0.69		0.45
Net income (loss) per share	$(10.78)		$7.53		$14.82		$5.95		$5.01
Total assets	$34,195		$38,407		$42,515		$43,222		$38,872
Total debt	$6,630		$5,987		$5,798		$8,111		$6,057
Total equity	$20,401		$22,320		$24,784		$21,203		$18,592
Dividends per share of common stock	$1.00		$1.00		$0.70		$0.40		$0.40

*	Includes noncontrolling interests associated with both continuing and discontinued operations.

(a)	Includes noncash charges of $1,483 million relating to write off all goodwill associated with our E&P operating segment.
(b)

Includes after‑tax income of $1,589 million relating to net gains on asset sales and income from the partial liquidation of last‑in, first‑out (LIFO) inventories, partially offset by after‑tax charges totaling $580 million for dry hole expenses, charges associated with termination of lease contracts, severance and other exit costs, income tax restructuring charges and other charges.

(c)

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

(d)

Includes after‑tax income of $661 million relating to gains on asset sales and income from the partial liquidation of LIFO inventories, partially offset by after‑tax charges totaling $634 million for asset impairments, dry hole expenses, income taxes and other charges.

(e)

Includes after‑tax charges totaling $694 million relating to the shutdown of the HOVENSA L.L.C. (HOVENSA) refinery, asset impairments and an increase in the United Kingdom supplementary tax rate, partially offset by after‑tax income of $413 million relating to gains on asset sales.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Joint Development Area of Malaysia/Thailand (JDA), Malaysia, and Norway.  The Bakken Midstream operating segment, which was established in the second quarter of 2015, provides fee-based services, including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, transportation of crude oil by rail car, terminaling and loading crude oil and natural gas liquids, and the storage and terminaling of propane, primarily in the Bakken shale play of North Dakota.

Transformation to a Pure Play E&P Company

In 2013, we announced several initiatives to continue our transformation from an integrated energy company into a more geographically focused pure play E&P company.  These initiatives represented the culmination of a multi-year strategic transformation designed to leverage our lean manufacturing capabilities across unconventional assets, exploit our deepwater drilling and project development capabilities, and execute a smaller, more targeted exploration program.  This transformation was completed in 2015.

During 2013 through 2015, the Corporation sold mature or lower margin E&P assets in Algeria, Azerbaijan, Indonesia, Russia, Thailand, the United Kingdom (UK) North Sea, and certain interests onshore in the U.S.  In addition, the transformation plan included fully exiting the Corporation’s Marketing and Refining (M&R) business, including its terminal, retail, energy marketing and energy trading operations, as well as the permanent shutdown of refining operations at its Port Reading, NJ facility.  HOVENSA L.L.C. (HOVENSA), a 50/50 joint venture between the Corporation’s subsidiary, Hess Oil Virgin Islands Corp. (HOVIC), and Petroleos de Venezuela S.A. (PDVSA), had previously shut down its U.S. Virgin Islands refinery in 2012.  HOVENSA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court of the Virgin Islands in September 2015.    In January 2016, Limetree Bay Terminals, LLC (Limetree) purchased the terminal and refinery assets of the St. Croix Facility and HOVENSA will conduct an orderly wind-down of its remaining activities.  See Item 3. Legal Proceedings.

Response to Low Oil Prices

In 2015, we realized an adjusted net loss of $1,113 million and incurred a net operating cash flow deficit (cash flow from operating activities less cash flows from investing activities) of $2,225 million based on average 2015 West Texas Intermediate (WTI) oil prices of $48.80 per barrel (Brent - $53.64 per barrel).  In response to the decline in crude oil prices that began in late 2014, we conducted an extensive company-wide review of our cost base and engaged with our suppliers to identify opportunities to reduce costs during 2015.  As a result of these cost reduction efforts, we decreased E&P capital and exploratory expenditures by $400 million to $4.0 billion, and cash operating costs by approximately $300 million versus our 2015 plan.

At December 31, 2015, we had $2.7 billion in cash and cash equivalents and total liquidity including available committed credit facilities of approximately $7.4 billion.  Oil and gas production in 2016 is forecast to be in the range of 330,000 to 350,000 barrels of oil equivalent per day (boepd) compared with 375,000 boepd in 2015, and we have reduced our 2016 E&P capital and exploratory expenditure budget to approximately $2.4 billion, down 40% from 2015.  Capital expenditures from our Bakken Midstream joint venture are expected to be approximately $340 million in 2016.  Forward strip crude oil prices for 2016 are below average prices for 2015, and as a result, we forecast a significant net loss and a net operating cash flow deficit (including capital expenditures) in 2016.  In February 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock, par value $1 per share, with a liquidation preference of $1,000 per share of convertible preferred stock, for total net proceeds of approximately $1.6 billion.  We expect to fund our net operating cash flow deficit (including capital expenditures) for the full year of 2016 with cash on hand.  Due to the low commodity price environment, we may take other steps to improve our financial position by further reducing our planned capital program and other cash outlays, accessing other sources of liquidity by issuing debt and equity securities, and/or pursuing further asset sales.  See Note 23, Subsequent Events in the Notes to the Consolidated Financial Statements.

Consolidated Results

Net loss was $3,056 million in 2015 compared with net income in the prior two years (2014: $2,317 million; 2013: $5,052 million).  Excluding items affecting comparability summarized on page 28, adjusted net loss was $1,113 million in 2015 compared with adjusted net income in the prior two years (2014: $1,308 million; 2013: $1,892 million).  Annual production averaged 375,000 boepd (2014: 329,000 boepd; 2013: 336,000 boepd) and is expected to average between 330,000 boepd and 350,000 boepd in 2016 excluding any contribution from Libya.  Total proved reserves were 1,086 million barrels of oil equivalent (boe), 1,431 million boe, and 1,437 million boe at December 31, 2015, 2014, and 2013, respectively.  Lower crude oil prices in 2015 resulted in negative revisions of 234 million boe at December 31, 2015, primarily related to proved undeveloped reserves.

Significant 2015 Activities

The following is an update of significant E&P activities for 2015:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play averaged 112,000 boepd (2014: 83,000 boepd), with the increase from prior-year primarily due to ongoing field development.  During 2015, we operated an average of 8.5 rigs, drilled 182 wells, completed 212 wells, and brought on production 219 wells, bringing the total operated production wells to 1,201 at December 31, 2015.  Drilling and completion costs per operated well averaged $5.8 million in 2015, down 21% from 2014.  In 2016, we plan to operate an average of two rigs to drill approximately 50 wells and bring approximately 80 wells on production while reducing capital expenditures to $425 million, down from $1.3 billion in 2015.  Bakken production is forecast to average between 95,000 boepd and 105,000 boepd in 2016.

•

At the Valhall Field in Norway, net production averaged 33,000 boepd (2014: 31,000 boepd), with the increase from prior-year primarily due to less facility downtime and new wells in the current period.  During 2015, the operator, BP, drilled one well and completed three wells, and continued to execute a multi-year well abandonment program.  Production from the Valhall Field is forecast to average approximately 30,000 boepd in 2016, with the decrease from 2015 reflecting reduced drilling activity.

•

At Block A‑18 of the Joint Development Area of Malaysia/Thailand (JDA), the operator, Carigali Hess Operating Company, continued drilling production wells and progressed its booster compression project that is expected to be completed by the third quarter of 2016.  Production averaged 42,000 boepd (2014: 42,000 boepd), including contribution from unitized acreage in Malaysia.  Production from the JDA is forecast to average approximately 35,000 boepd in 2016 due to lower entitlement and downtime associated with the booster compression project.

•

At the Hess operated Tubular Bells Field, we achieved our first full year of production following first oil in late 2014.  In the second half of 2015 a subsurface safety valve stuck in the closed position at one well and two other wells experienced wellbore skin effects that reduced production rates.  As a result, full-year 2015 production from Tubular Bells was restricted to 19,000 boepd and we estimate full-year 2016 net production to be approximately 20,000 boepd to 25,000 boepd. In 2016, we intend to complete one water injector well, drill one production well, perform two wellbore stimulations, and complete a workover on a third well to open the stuck subsurface safety valve.

•

In the North Malay Basin (NMB), in 2015 net production from the Early Production System averaged approximately 40 million cubic feet per day (2014: 43 million cubic feet per day).  In 2015, we also progressed fabrication and installation of the Central Processing Platform and commenced development drilling activities associated with the full-field development project.  This project is on schedule to be completed in 2017, from which production is forecast to average approximately 165 million cubic feet per day.

•

At the South Arne Field, offshore Denmark, we continued drilling operations in 2015 and expect to complete drilling of a previously sanctioned eleven well multi-year program in the first quarter of 2016.  Net production is forecast to average approximately between 10,000 boepd and 15,000 boepd in 2016 compared with 13,000 boepd in 2015.

•

In the Utica shale, 24 wells were drilled, 32 wells were completed and 32 wells were brought into production in 2015.  Net production increased to approximately 24,000 boepd in 2015.  In the third quarter of 2015, we completed the sale of approximately 13,000 acres of Utica dry gas acreage for consideration of approximately $120 million.  In 2016, we and our joint venture partner plan to suspend drilling activities, but will bring into production 14 wells.  Net production is expected to average between 20,000 boepd and 25,000 boepd in 2016.

•

In Equatorial Guinea, we deferred the remaining portion of an infill drilling program at the Okume Field to reduce spend and allow time to evaluate recently acquired 4D seismic.  Net production in 2016 is expected to average between 30,000 boepd and 35,000 boepd compared with net production in 2015 of 43,000 boepd.

•	In Algeria, production averaged 10,000 boepd for the fourth quarter of 2015. We sold our interests in the country on December 31, 2015.

•

In Libya, civil and political unrest has largely interrupted production and crude oil export capability since August 2013.  At the Waha fields (Hess 8%), the operator shut-in production for 2015 and force majeure declared by the national oil company of Libya remains in effect.

Other E&P assets:

•

At the Stampede development project in the Gulf of Mexico, we expect to commence drilling of our first production well in the first quarter of 2016.  Construction of production facilities and subsea equipment is underway with first production from the field targeted in 2018 at an expected net rate of 15,000 boepd.

•

In Ghana, we, along with our co-owners, continued development planning and subsurface evaluation in 2015.  The government of Côte d’Ivoire has challenged the maritime border between it and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  We are unable to proceed with development of this license until there is a resolution of this matter, which may also impact our ability to develop the license.  The International Tribunal for Law of the Sea is expected to render a final ruling on the maritime border dispute in 2017.  Under terms of our license, the deadline to declare commerciality for the Pecan Field, which would be the primary development hub for the block, is in March 2016, and the deadline to submit a plan of development is in September 2016.  We have requested an extension of the submission deadline for a plan of development for the Pecan Field, and will continue to work with the government on how best to progress work on the Block given the maritime border dispute.  In 2015, we expensed previously capitalized gas wells that have not sufficiently progressed appraisal negotiations with the regulator.  See Capitalized Exploratory Well Costs in Note 5, Property, Plant and Equipment in the Notes to the Consolidated Financial Statements.

•

At the Equus project on Block WA-390-P in the offshore Carnarvon Basin of Australia, in 2015 we initiated joint front-end engineering studies with a potential third-party liquefaction partner following the execution of a non-binding letter of intent with the same third-party liquefaction partner in 2014.  In 2015, we commenced discussions with potential long-term purchasers of liquefied natural gas, and in 2016 we plan to drill a commitment well on Block WA-474-P which is adjacent to Block WA-390-P.  We also wrote-off three previously capitalized wells that we determined will not be included in the current development concept.  See Capitalized Exploratory Well Costs in Note 5, Property, Plant and Equipment in the Notes to the Consolidated Financial Statements.

•

In Guyana at the Stabroek Block (Hess 30%), the operator, Esso Exploration and Production Guyana Limited, announced a significant oil discovery at the Liza-1 well in the second quarter of 2015.  The operator plans to drill two appraisal wells, including one sidetrack with a production test, and two exploration wells in 2016.  A new 17,000 square kilometer 3D seismic shoot is near completion and the operator, along with its partners, continues to evaluate the resource potential of the block.

•

At the Sicily prospect (Hess 25%), in the Keathley Canyon area of the deepwater Gulf of Mexico, the operator successfully completed drilling and logging activities in 2015 of its initial exploration well.  The discovery well was drilled to a depth of 30,214 feet and is being evaluated.  Drilling of an appraisal well to further evaluate the discovery commenced in December 2015.

•

At the Melmar prospect in the Alaminos Canyon area of the deepwater Gulf of Mexico (Hess 35%), which we entered into during 2015, the operator, ConocoPhillips, commenced exploration drilling in December 2015.

•	In the Kurdistan region of Iraq (Hess 64%), we and our partner agreed to relinquish the Dinarta Block, and to exit operations in the region based on well results in 2015.

The following is an update of significant Bakken Midstream activities during 2015:

•

We completed the sale of a 50% interest in our Bakken Midstream business to Global Infrastructure Partners (GIP) for cash consideration of approximately $2.6 billion and formed a joint venture with GIP.  The joint venture has filed a Form S-1 with the Securities and Exchange Commission in preparation for an initial public offering of Hess Midstream Partners LP limited partnership units to the public.  The joint venture expects to initiate the offering when market conditions for the sale of limited partnership units become more favorable.

•

We commenced the construction of facilities and the reconfiguration of pipelines in McKenzie and Williams counties that are expected to increase throughput capacity for crude oil and natural gas originating from south of the Missouri River for transporting north to our natural gas processing and crude oil and natural gas liquids logistics assets in Tioga and Ramberg.  We currently expect these projects to be fully in service in 2017.

Liquidity, and Capital and Exploratory Expenditures

Net cash provided by operating activities was $1,981 million in 2015 (2014: $4,457 million; 2013: $5,098 million).  At December 31, 2015, cash and cash equivalents were $2,716 million (2014: $2,444 million) and total debt was $6,630 million (2014: $5,987 million).  Our debt to capitalization ratio, excluding the Bakken Midstream operating segment, at December 31, 2015 was 24.4%.  Our debt to capitalization ratio was 21.2% at December 31, 2014.  Capital and exploratory expenditures from continuing operations were as follows:

	2015	2014	2013
E&P Capital and Exploratory Expenditures
United States
Bakken	$1,308	$1,854	$1,632
Other Onshore	332	725	830
Total Onshore	1,640	2,579	2,462
Offshore	923	765	865
Total United States	2,563	3,344	3,327

Europe	298	540	724
Africa	161	435	630
Asia and other	1,020	986	993
E&P - Capital and Exploratory Expenditures (a)	$4,042	$5,305	$5,674

Exploration expenses charged to income included in E&P capital and exploratory expenditures above were:

	2015	2014	2013
United States	$132	$125	$192
International	157	207	250
Total exploration expenses charged to income included above	$289	$332	$442
(a)

The above table excludes capital expenditures of $431 million and $106 million in 2014 and 2013, respectively, related to our discontinued operations, and includes corporate capital expenditures of $53 million and $58 million in 2014 and 2013, respectively.

	2015	2014	2013
Bakken Midstream Capital Expenditures
Bakken Midstream capital expenditures	$296	$301	$535

We anticipate investing approximately $2.4 billion on E&P capital and exploratory expenditures in 2016 reflecting a planned reduction in our work program in response to the lower commodity price environment.  Bakken Midstream capital expenditures are expected to be approximately $340 million in 2016.

Consolidated Results of Operations

As described in Note 20, Segment Information, we established the Bakken Midstream operating segment in 2015 and have presented prior period numbers on a comparable basis.  The after-tax income (loss) by major operating activity is summarized below:

	2015	2014	2013
	(In millions, except per share amounts)
Net income (loss) attributable to Hess Corporation:
Exploration and Production	$(2,717)	$2,086	$4,439
Bakken Midstream	86	10	(136)
Corporate, Interest and Other	(377)	(404)	(443)
Income (loss) from continuing operations	(3,008)	1,692	3,860
Discontinued operations	(48)	625	1,192
Total	$(3,056)	$2,317	$5,052

Net income (loss) attributable to Hess Corporation per share - Diluted:
Continuing operations	$(10.61)	$5.50	$11.33
Discontinued operations	(0.17)	2.03	3.49
Net income (loss) attributable to Hess Corporation per share - Diluted	$(10.78)	$7.53	$14.82

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability between periods.  The items in the table below are explained on pages 33 through 37.

	2015	2014	2013
	(In millions)
Exploration and Production	$(1,851)	$542	$2,111
Bakken Midstream	—	—	—
Corporate, Interest and Other	(44)	(74)	(26)
Discontinued operations	(48)	541	1,075
Total items affecting comparability of earnings between periods	$(1,943)	$1,009	$3,160

In the following discussion and elsewhere in this report, the financial effects of certain transactions are disclosed on an after-tax basis.  Management reviews segment earnings on an after-tax basis and uses after‑tax amounts in its review of variances in segment earnings.  Management believes that after-tax amounts are a preferable method of explaining variances in earnings, since they show the entire effect of a transaction rather than only the pre-tax amount.  After-tax amounts are determined by applying the income tax rate in each tax jurisdiction to pre-tax amounts.

The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss):

	2015	2014	2013
	(In millions)
Net income (loss) attributable to Hess Corporation	$(3,056)	$2,317	$5,052
Less: Total items affecting comparability of earnings between periods	(1,943)	1,009	3,160
Adjusted net income (loss) attributable to Hess Corporation	$(1,113)	$1,308	$1,892

“Adjusted net income (loss)” presented in this report is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods.  Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.  This measure is not, and should not be viewed as, a substitute for U.S. GAAP net income (loss).

Comparison of Results

Exploration and Production

Following is a summarized income statement of our E&P operations:

	2015	2014	2013
	(In millions)
Revenues and Non-operating Income
Sales and other operating revenues	$6,636	$10,737	$11,887
Gains on asset sales, net	31	817	2,171
Other, net	(61)	(46)	(57)
Total revenues and non-operating income	6,606	11,508	14,001
Costs and Expenses
Cost of products sold (excluding items shown separately below)	1,409	1,826	1,786
Operating costs and expenses	1,764	1,815	1,996
Production and severance taxes	146	275	372
Bakken Midstream tariffs	449	212	—
Exploration expenses, including dry holes and lease impairment	881	840	1,031
General and administrative expenses	317	325	362
Depreciation, depletion and amortization	3,852	3,140	2,638
Impairment	1,616	—	289
Total costs and expenses	10,434	8,433	8,474
Results of operations before income taxes	(3,828)	3,075	5,527
Provision (benefit) for income taxes	(1,111)	989	912
Net income (loss)	(2,717)	2,086	4,615
Less: Net income (loss) attributable to noncontrolling interests	—	—	176
Net income (loss) attributable to Hess Corporation	$(2,717)	$2,086	$4,439
Excluding the E&P items affecting comparability of earnings between periods in the table on page 33, the changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, Bakken Midstream tariffs, exploration expenses and income taxes, as discussed below.

Selling Prices: Average realized crude oil selling prices, including hedging, were 48% lower in 2015 compared to the prior year, primarily due to the declines in Brent and WTI crude oil prices that commenced in the fourth quarter of 2014.  In addition, realized selling prices for natural gas liquids and natural gas declined by 66% and 31%, respectively, in 2015 compared to the prior year.  In total, lower realized selling prices reduced 2015 financial results by approximately $2.5 billion after income taxes compared with 2014.  Our average selling prices were as follows:

	2015	2014	2013
Crude oil - per barrel (including hedging)
United States
Onshore	$42.67	$81.89	$90.00
Offshore	46.21	95.05	103.83
Total United States	44.01	87.21	95.50

Europe	55.10	104.21	88.03
Africa	53.89	97.31	108.70
Asia	52.74	89.71	107.40
Worldwide	47.85	92.59	98.48

Crude oil - per barrel (excluding hedging)
United States
Onshore	$41.22	$81.89	$89.81
Offshore	46.21	92.22	103.15
Total United States	43.11	86.06	95.11

Europe	52.37	99.20	87.45
Africa	51.57	93.70	108.07
Asia	52.74	89.71	107.40
Worldwide	46.37	90.20	98.01

Natural gas liquids - per barrel
United States
Onshore	$9.18	$28.92	$43.14
Offshore	14.40	30.40	29.18
Total United States	10.02	29.32	38.07

Europe	24.59	52.66	58.31
Asia	—	—	74.94
Worldwide	10.52	30.59	40.68

Natural gas - per mcf
United States
Onshore	$1.64	$3.18	$3.08
Offshore	2.03	3.79	2.83
Total United States	1.77	3.47	2.96

Europe	6.72	10.00	11.06
Asia and other	5.97	6.94	7.50
Worldwide	4.16	6.04	6.64

Crude oil price hedging contracts increased E&P Sales and other operating revenues by $126 million ($79 million after income taxes) in 2015, $193 million ($121 million after income taxes) in 2014 and $39 million ($25 million after income taxes) in 2013.  No crude oil hedging contracts were open at December 31, 2015.

Production Volumes:  Our net daily worldwide production was as follows:

	2015	2014	2013
	(In thousands)
Operating Data
Net Production Per Day
Crude oil - barrels
United States
Bakken	81	66	55
Other Onshore	10	10	10
Total Onshore	91	76	65
Offshore	56	51	43
Total United States	147	127	108

Europe	38	36	44
Africa	51	54	62
Asia	2	3	11
Worldwide	238	220	225

Natural gas liquids - barrels
United States
Bakken	20	10	6
Other Onshore	12	7	4
Total Onshore	32	17	10
Offshore	6	6	5
Total United States	38	23	15

Europe	1	1	1
Asia	—	—	1
Worldwide	39	24	17

Natural gas - mcf
United States
Bakken	64	40	38
Other Onshore	109	47	25
Total Onshore	173	87	63
Offshore	87	78	61
Total United States	260	165	124

Europe	43	36	23
Asia and other	282	312	418
Worldwide	585	513	565

Barrels of oil equivalent (a)	375	329	336

Crude oil and natural gas liquids as a share of total production	74%	74%	72%
(a)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices on page 30.

We expect total net production to average between 330,000 boepd and 350,000 boepd in 2016, excluding any contribution from Libya.  Production variances related to 2015, 2014 and 2013 can be summarized as follows:

United States: Onshore crude oil and natural gas liquids production was higher in 2015 compared to 2014, primarily due to continued drilling in the Bakken oil shale play, while the increase in natural gas production was primarily attributable to the Bakken and the Utica shale.  Offshore production increased in 2015 relative to 2014 as higher production from the Tubular Bells Field, which came online in November 2014, was offset primarily by lower production from the Llano, Conger and Shenzi Fields.  Crude oil, natural gas liquids and natural gas production was higher in 2014 compared with 2013, a result of continued development of the Bakken oil shale play, higher production resulting from drilling in the Utica shale and a new production well combined with lower downtime at the Llano Field in the Gulf of Mexico.

Europe:  Crude oil and natural gas production was higher in 2015 compared to 2014, primarily due to less facility downtime and new wells at the Valhall Field in the current year.  Crude oil production was lower in 2014 compared to 2013, primarily due to the April 2013 sale of our Russian subsidiary, partially offset by higher production during 2014 at the

Valhall Field in Norway following completion of the redevelopment project in 2013.  Higher natural gas production in 2014 compared to 2013 was a result of higher uptime from the Valhall Field.

Africa:  Crude oil production in Africa was lower in 2015 compared to 2014, due to Libyan production being shut-in.  Crude oil production in Africa was lower in 2014 compared to 2013, primarily due to the shutdown of the Es Sider terminal in Libya in the third quarter of 2013, following civil unrest in the country.  Net production averaged 4,000 barrels of oil per day (bopd) in 2014 and 13,000 bopd in 2013.  In December 2014 the national oil company of Libya declared force majeure with respect to the Waha concession and production is currently shut-in.

Asia and Other:  Natural gas production was lower in 2015 compared to 2014 primarily due to asset sales partially offset by higher production at the Joint Development Area of Malaysia/Thailand (JDA) as a result of higher facility uptime.  Crude oil production was lower in 2014 compared to 2013, as a result of the divestiture of our interests in the Pangkah Field in Indonesia in January 2014 and our interest in the Azeri-Chirag-Guneshli (ACG) fields, Azerbaijan in March 2013.  Natural gas production was lower in 2014 compared to 2013 following the divestiture of our remaining interests in Indonesia and Thailand in 2014 and lower production from the JDA, which was partially offset by a full year of production from the North Malay Basin.

Sales Volumes:  Our worldwide sales volumes were as follows:

	2015	2014	2013
	(In thousands)
Crude oil - barrels	85,344	80,869	82,402
Natural gas liquids - barrels	14,400	8,793	6,244
Natural gas - mcf	213,195	187,381	206,122
Barrels of oil equivalent (a)	135,277	120,892	123,000

Crude oil - barrels per day	234	222	226
Natural gas liquids - barrels per day	39	24	17
Natural gas - mcf per day	584	513	565
Barrels of oil equivalent per day (a)	371	331	337
(a)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices on page 30.

Cost of Products Sold:  Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from our partners in Hess operated wells or other third-parties, as well as rail transportation fees from our Bakken Midstream operating segment starting in 2014.  The decrease in Cost of products sold in 2015 compared to 2014 principally reflects the decline in crude oil prices.  Cost of products sold in 2014 was comparable to 2013 as a result of increased volumes purchased from partners in our operated wells being offset by lower purchases from third-parties.

Cash Operating Costs:  Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes and E&P General and administrative expenses, decreased by $188 million in 2015 compared with the prior year (2014: $315 million decrease versus 2013).  The decrease in 2015 compared to 2014 is due to cost reductions across the portfolio and lower production taxes in the Bakken, which were partially offset by higher operating costs at Tubular Bells where production commenced in the fourth quarter of 2014.  The decrease in 2014 compared to 2013 primarily reflects lower production taxes and operating costs following the divestitures of our remaining Indonesia and Thailand assets in early 2014 and our interests in Russia in April 2013, as well as lower employee costs.

Bakken Midstream Tariffs: Tariffs for 2015 primarily reflect higher volumes processed through the Tioga gas plant which was shut down during the first quarter of 2014 to complete a plant expansion and refurbishment project.  The tariff arrangements were not in place prior to 2014.

Depreciation, Depletion and Amortization:  Depreciation, depletion and amortization (DD&A) costs increased by $712 million in 2015 from 2014 primarily reflecting higher production volumes from the Bakken, Tubular Bells and Utica fields, which had higher DD&A rates per barrel than the portfolio average.  Higher production in 2014 from these fields, as well as the Valhall Field and North Malay Basin, were the primarily drivers for the increase in DD&A costs in 2014 compared to 2013.

Unit costs:  Unit cost per boe information is based on total E&P production volumes and exclude items affecting comparability of earnings as disclosed below.  Actual and forecast unit costs are as follows:

	Actual			Forecast
	2015	2014	2013	2016 (a)

Cash operating costs	$15.69	$20.01	$21.52	$14.50 — $15.50
Depreciation, depletion and amortization costs	28.14	26.10	21.35	28.50 — 29.50
Total production unit costs	$43.83	$46.11	$42.87	$ 43.00 — $45.00

Bakken Midstream tariffs expense (b)	$3.28	$1.77	$—	$3.55 — $3.95
(a)	Forecasted amounts assume no contribution from Libya.
(b)

Bakken Midstream tariff arrangements were not in place prior to 2014.  In 2013, Bakken Midstream earned revenues at the Tioga gas plant by purchasing unprocessed natural gas from our E&P business and third-parties, processing those hydrocarbons and selling them back to our E&P business or third-party customers based on a percentage of proceeds.

Exploration Expenses:  Exploration expenses, excluding items affecting comparability of earnings described below, were lower in 2015 compared to 2014 and 2014 compared to 2013, primarily due to lower leasehold impairment expense, geologic and seismic costs, and employee expenses.  For 2016, we estimate exploration expenses, excluding dry hole expense, to be in the range of $260 million to $280 million.

Income Taxes:  Excluding the impact of items affecting comparability of earnings between periods provided below, the effective income tax rates for E&P operations amounted to a benefit of 46% in 2015 (2014: 41% charge; 2013: 42% charge).  The tax benefit in 2015 resulted from operating losses, while the increased effective rate from 2014 is due to a greater proportion of results attributable to higher tax jurisdictions.  The decline in the effective tax rate from 2014 compared with 2013 was primarily due to the impact of shut‑in production in Libya from the third quarter of 2013.  Based on current strip crude oil prices, we are forecasting a pre-tax loss for 2016 and, as a result, the E&P effective tax rate, excluding items affecting comparability, is expected to be a benefit in the range of 41% to 45% excluding Libyan operations.

Items Affecting Comparability of Earnings Between Periods:  Reported E&P earnings included the following items affecting comparability of income (expense) before and after income taxes:

	Before Income Taxes			After Income Taxes
	2015	2014	2013	2015	2014	2013
	(In millions)
Impairment	$(1,616)	$—	$(289)	$(1,566)	$—	$(187)
Dry hole, lease impairment and other exploration expenses	(518)	(304)	(298)	(301)	(173)	(186)
Exit costs and other	(44)	(28)	(129)	(37)	(11)	(117)
Inventory write-off	(87)	—	—	(58)	—	—
Gain on asset sales, net	28	801	2,195	10	774	2,145
Noncontrolling interest share of gain on asset sale	—	—	(168)	—	—	(168)
Income taxes	—	—	—	101	(48)	624
	$(2,237)	$469	$1,311	$(1,851)	$542	$2,111

The pre-tax amounts of E&P items affecting comparability of income (expense) are presented in the Statement of Consolidated Income as follows:

	Before Income Taxes
	2015	2014	2013
	(In millions)
Gains on asset sales, net	$28	$801	$2,195
Other, net	(14)	—	(8)
Cost of products sold (excluding items shown separately below)	(39)	(18)	—
Operating costs and expenses	(51)	—	(22)
Exploration expenses, including dry holes and lease impairment	(518)	(304)	(317)
General and administrative expenses	(27)	(10)	(64)
Depreciation, depletion and amortization	—	—	(16)
Impairment	(1,616)	—	(289)
Net income attributable to noncontrolling interest	—	—	(168)
	$(2,237)	$469	$1,311

Items Affecting Comparability of Earnings Between Periods were as follows:

2015:

•

Impairment:  We recorded noncash goodwill impairment charges totaling $1,483 million pre-tax ($1,483 million after income taxes), representing all goodwill of our E&P segment, due to the decline in crude oil prices.  See Note 6, Goodwill in the Notes to the Consolidated Financial Statements for further information.  In addition, we recorded a pre-tax charge of $133 million ($83 million after income taxes) associated with our legacy conventional North Dakota assets.

•

Dry hole, lease impairment and other exploration expenses:  We recognized a pre-tax charge of $190 million ($86 million after income taxes) to write-off an exploration well, associated leasehold expenses and other costs related to the Dinarta Block in the Kurdistan Region of Iraq following the decision of the Corporation and its partner to relinquish the block and exit operations in the region.  In offshore Ghana, we expensed previously capitalized well costs of $182 million ($117 million after income taxes) primarily associated with natural gas discoveries that have not sufficiently progressed appraisal negotiations with the regulator.  In offshore Australia, we expensed previously capitalized well costs of $62 million ($45 million after income taxes) associated with discovered resources that we determined will not be included in the current development concept for the Equus project.  In addition, we recorded pre-tax charges totaling $84 million ($53 million after income taxes) primarily to impair exploration leases in the Gulf of Mexico.

•

Exit costs and other:  We recognized pre-tax charges totaling $21 million ($21 million after income taxes) associated with terminated international office space and incurred charges of $23 million ($16 million after income taxes) related to employee severance and other expenses.

•

Inventory write-off:  We incurred a pre-tax charge of $48 million ($30 million after income taxes) to write off surplus drilling materials based on future drilling plans and recognized a pre-tax charge of $39 million ($28 million after income taxes) to reduce crude oil inventories to their net realizable value.

•

Gain on asset sales, net:  We completed the sale of approximately 13,000 acres of Utica dry gas acreage for consideration of approximately $120 million.  This transaction resulted in a pre-tax gain of $49 million ($31 million after income taxes).  We also completed the sale of our producing assets in Algeria in December 2015 and recognized a pre-tax loss of $21 million ($21 million after income taxes).

•

Income taxes:  In 2015, we recorded net tax benefits totaling $101 million, comprised of $154 million to recognize a deferred tax benefit from a legal entity restructuring, $50 million benefit from receiving approval for an international investment incentive, a $9 million benefit from remeasuring deferred taxes for a change in the Norwegian enacted tax rates, and a $112 million charge to recognize a partial valuation allowance against foreign deferred tax assets.

2014:

•

Gain on asset sales, net:  We completed the sale of our producing assets in Thailand, 77,000 net acres of Utica dry gas acreage, including related wells and facilities, and an exploration asset in the United Kingdom North Sea.  These divestitures generated total cash proceeds of $1,933 million and total pre-tax gains of $801 million ($774 million after income taxes).  At the time of sale, these assets were producing at an aggregate net rate of approximately 19,000 boepd.

•

Dry hole, lease impairment and other exploration expenses:  We recorded dry hole and other exploration expenses for the write-off of a previously capitalized exploration well in the western half of Block 469 in the Gulf of Mexico of $169 million ($105 million after income taxes) and other charges totaling $135 million pre-tax ($68 million after income taxes) to write-off leasehold acreage in the Paris Basin of France, the Shakrok Block in Kurdistan and our interest in a natural gas exploration project, offshore Sabah, Malaysia.

•	Exit costs and other: We recorded pre-tax severance and other exit costs of $28 million ($11 million after income taxes) resulting from our transformation to a more focused pure play E&P company.
•	Income taxes: We recorded an income tax charge of $48 million for remeasurement of deferred taxes resulting from legal entity restructurings.

2013:

•

Gain on asset sales, net:  We completed the sale of the Natuna A Field in Indonesia, the Samara-Nafta Field in Russia, the Beryl Field in the United Kingdom and the Azeri-Chirag-Guneshli Field in Azerbaijan.  Before allowing for the share of noncontrolling interests, these divestitures generated total cash proceeds of $4,099 million and total pre-tax gains of $2,195 million ($2,145 million after income taxes).  At the time of sale, these assets were producing at an aggregate net rate of approximately 72,000 boepd.

•	Noncontrolling interest share of gain on asset sale: The gain arising from the sale of Samara-Nafta was reduced by $168 million for the noncontrolling interest holder’s share of the gain.
•	Impairment: We incurred impairment charges of $289 million ($187 million after income taxes) related to the Pangkah Field to adjust its carrying value to its fair value at December 31, 2013.
•

Dry hole, lease impairment and other exploration expenses:  We recorded dry hole costs of $260 million ($163 million after income taxes) associated with the write-off of two previously drilled discovery wells in Area 54, offshore Libya due to continued civil unrest in the country and we recognized a charge of $38 million ($23 million after income taxes) to write-off certain onshore leasehold acreage in the U.S.

•

Exit costs and other:  We recorded net pre-tax charges of $129 million ($117 million after income taxes) for severance, non-cash charges associated with the cessation of use of certain leased office space and other exit costs, resulting from our planned divestitures and transformation into a more focused pure play E&P company.

•

Income taxes:  In December 2013, the country of Denmark enacted a new hydrocarbon income tax law that resulted in a combination of changes to tax rates, revisions to the amount of uplift allowed on capital expenditures and special transition rules.  As a consequence of the tax law change, we recorded a deferred tax asset of $674 million.  In addition we recorded non-cash income tax charges totaling $50 million related to a planned asset divestiture and the repatriation of foreign earnings.

Bakken Midstream

Net income (loss) of our Bakken Midstream operating segment, which is primarily located in North Dakota, is summarized as follows:

	2015	2014	2013
	(In millions)
Revenues and Non-operating Income
Total revenues and non-operating income	$564	$319	$270

Costs and Expenses
Cost of products sold (excluding items shown separately below)	—	—	190
Operating costs and expenses	265	219	249
General and administrative expenses	14	11	15
Depreciation, depletion and amortization	88	70	33
Interest expense	10	2	—
Total costs and expenses	377	302	487

Results of operations before income taxes	187	17	(217)
Provision (benefit) for income taxes	52	7	(81)
Net income (loss)	135	10	(136)
Less: Net income (loss) attributable to noncontrolling interests	49	—	—
Net income (loss) attributable to Hess Corporation	$86	$10	$(136)

Total revenues and non-operating income in 2015 improved from 2014 mainly due to higher throughput volumes at the Tioga gas plant.  In the fourth quarter of 2013, the Tioga gas plant was shut down for a large‑scale expansion, refurbishment and optimization project, during which a new cryogenic processing train was installed and processing capacity was increased to 250 mmcfd from 120 mmcfd.  The Tioga gas plant’s expanded operations commenced in late March 2014.  Total revenues and non-operating income for 2014 improved from 2013 as a result of tariff arrangements becoming effective in 2014.  These arrangements allow for Bakken Midstream operating segment to charge a fee based tariff to Exploration and Production for certain Midstream services provided.  Prior to 2014, when providing natural gas processing services, our Bakken Midstream operating segment purchased unprocessed natural gas and provided processing services pursuant to percentage-of-proceeds contracts whereby it retained a portion of the sales proceeds received from both our E&P operating segment and third-party customers.  Pursuant to these contracts, the Bakken Midstream operating segment also charged certain additional fees.  The remaining proceeds were remitted back to suppliers.  In addition, total revenues and non-operating income for 2014 also benefited from the large‑scale expansion, refurbishment and optimization project at the Tioga gas plant which resulted in a shut-down of the plant from November 2013 to March 2014.

Operating costs and expenses were higher in 2015 compared to 2014 mainly due to an increase in third‑party operating and maintenance expense.  Operating costs and expenses were lower in 2014 compared to 2013 primarily as a result of a reduction in activity following the shutdown of the Tioga gas plant between November 2013 and March 2014.  Depreciation, depletion and amortization (DD&A) expenses were higher in 2015 compared with 2014, primarily due to a full year’s usage of the Tioga gas plant in 2015.  DD&A expenses were higher in 2014 compared to 2013, primarily due to the commencement of depreciation of the Tioga gas plant expansion expenditures upon restart of operations in late March 2014.

For 2016, we estimate Net income attributable to Hess Corporation from the Bakken Midstream segment, excluding items affecting comparability of earnings between periods, to be in the range of $40 million to $50 million.

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	2015	2014	2013
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$219	$217	$263
Interest expense	376	397	466
Less: Capitalized interest	(45)	(76)	(60)
Interest expense, net	331	321	406
Corporate, Interest and Other expenses before income taxes	550	538	669
Provision (benefit) for income taxes	(217)	(208)	(252)
Net Corporate, Interest and Other expenses after income taxes	333	330	417
Items affecting comparability of earnings between periods, after-tax	44	74	26
Total Corporate, Interest and Other expenses after income taxes	$377	$404	$443

Corporate and other expenses for 2014 include a pre-tax gain of $13 million ($8 million after income taxes) related to the disposition of our 50% interest in a joint venture involved in the construction of an electric generating facility in Newark, New Jersey.  Excluding the gain, 2015 costs are down compared to 2014 primarily due to lower employee costs and other expenses.  Corporate expenses were lower in 2014 compared to 2013, reflecting lower employee related costs, contract labor and professional fees.  In 2016 after-tax corporate expenses, excluding items affecting comparability of earnings between periods, are estimated to be in the range of $110 million to $120 million.

Interest expense was lower in 2015 compared to 2014, as lower interest rates offset higher average borrowings.  Capitalized interest was also lower in 2015 compared to 2014 due to the cessation of capitalized interest on the Tubular Bells Field upon first production in the fourth quarter of 2014.  Interest expense, net was lower in 2014 compared to 2013, reflecting lower average outstanding debt, lower letter of credit fees and higher capitalized interest.  In 2016 after-tax interest expense is estimated to be in the range of $205 million to $215 million.

Items Affecting Comparability of Earnings Between Periods:  In 2015 we recorded a pre-tax charge of $76 million ($49 million after income taxes) associated with debtor-in-possession financing provided to HOVENSA LLC and the estimated liability resulting from its bankruptcy resolution.  See Item 3. Legal Proceedings.  In 2015, we also incurred exit costs of $6 million ($4 million after income taxes) and recorded a pre-tax gain of $20 million ($13 million after income taxes) from the sale of land.  In 2014 we recorded pre-tax charges of $84 million ($52 million after income taxes) to reduce the carrying value of our investment in the Bayonne Energy Center to fair value,  $19 million ($12 million after income taxes) for net pre‑tax severance charges and $15 million ($10 million after income taxes) for exit related costs.  In 2013 we recorded pre‑tax charges of $21 million ($13 million after income taxes) for severance charges related to our transformation into a pure play E&P company and $19 million ($13 million after income taxes) for exit related costs, including costs for cessation of leased office space.

Discontinued Operations

Discontinued operations attributable to Hess Corporation were a net loss of $48 million in 2015 compared to net income of $625 million in 2014 and $1,192 million in 2013.  Discontinued operations included ownership of an energy trading partnership through February 2015, retail marketing through September 2014, terminals through December 2013, energy marketing through November 2013 and Port Reading refining activities through the date it was permanently shut down in February 2013.

Items Affecting Comparability of Earnings Between Periods:  In September 2014, we completed the sale of our retail business for cash proceeds of approximately $2.8 billion.  This transaction resulted in a pre-tax gain of $954 million ($602 million after income taxes).  During 2014, we recorded pre-tax gains of $275 million ($171 million after income taxes) relating to the liquidation of last-in, first-out (LIFO) inventories associated with the divested downstream operations.  In addition, we recorded pre-tax charges totaling $308 million ($202 million after income taxes) in 2014 for impairments, environmental matters, severance and exit related activities associated with the divestiture of downstream operations.  We also recognized in 2014 a pre-tax charge of $115 million ($72 million after income taxes) related to the termination of lease contracts and the purchase of 180 retail gasoline stations in preparation for the sale of the retail operations.  In January 2014, we acquired our partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million and the settlement of liabilities.  In connection with this business combination, we recorded a pre-tax gain of $39 million ($24 million after income taxes) to remeasure the carrying value of our original 44% equity interest in WilcoHess to fair value.  The assets and liabilities acquired from WilcoHess were included in the sale of the retail business in September 2014.  In December 2013, we sold our U.S. East Coast terminal network, St. Lucia terminal and related businesses for cash proceeds of approximately $1.0 billion.  The transaction resulted in a pre-tax gain of $739 million ($531 million after income taxes).  In November 2013, we sold our energy marketing business for cash proceeds of approximately $1.2 billion which resulted in a pre-tax gain of $761 million ($464 million after income taxes).  In addition, we recognized pre-tax gains of $678 million ($414 million after income taxes) relating to the liquidation of LIFO inventories as a result of ceasing refining operations and the sales of our energy marketing and terminals businesses.  During 2013, we also incurred $131 million ($80 million after income taxes) of net employee severance charges and $230 million ($154 million after income taxes) of other exit costs, including environmental, legal and professional fees.  As a result of the permanent shutdown of the Port Reading refining facility, we recorded charges of $82 million ($49 million after income taxes) for shutdown related costs and $80 million ($51 million after income taxes) for asset impairments.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources at December 31:

	December 31,	December 31,
	2015	2014
	(In millions, except ratio)
Cash and cash equivalents	$2,716	$2,444
Current maturities of long-term debt	86	68
Total debt (a)	6,630	5,987
Total equity	20,401	22,320
Debt to capitalization ratio (b)	24.5%	21.2%
(a)	Includes $710 million of debt outstanding from our Bakken Midstream joint venture at December 31, 2015.
(b)	Total debt as a percentage of the sum of total debt plus equity.

Cash Flows

The following table sets forth a summary of our cash flows:

	2015	2014	2013
	(In millions)
Cash flows from operating activities:
Cash provided by (used in) operating activities - continuing operations	$2,016	$4,504	$3,936
Cash provided by (used in) operating activities - discontinued operations	(35)	(47)	1,162
Net cash provided by (used in) operating activities	1,981	4,457	5,098

Cash flows from investing activities:
Additions to property, plant and equipment - E&P	(3,956)	(4,867)	(5,413)
Additions to property, plant and equipment - Bakken Midstream	(365)	(347)	(524)
Proceeds from asset sales	50	2,978	4,458
Other, net	(44)	(192)	(285)
Cash provided by (used in) investing activities - continuing operations	(4,315)	(2,428)	(1,764)
Cash provided by (used in) investing activities - discontinued operations	109	2,436	2,114
Net cash provided by (used in) investing activities	(4,206)	8	350

Cash flows from financing activities:
Cash provided by (used in) financing activities - continuing operations	2,497	(3,828)	(4,266)
Cash provided by (used in) financing activities - discontinued operations	—	(7)	(10)
Net cash provided by (used in) financing activities	2,497	(3,835)	(4,276)

Net increase (decrease) in cash and cash equivalents from continuing operations	198	(1,752)	(2,094)
Net increase (decrease) in cash and cash equivalents from discontinued operations	74	2,382	3,266
Net increase (decrease) in cash and cash equivalents	$272	$630	$1,172

Operating Activities:  Net cash provided by operating activities declined to $1,981 million in 2015 (2014: $4,457 million), primarily reflecting the decline in benchmark crude oil prices.  Net cash provided by operating activities declined to $4,457 million in 2014 (2013: $5,098 million), reflecting the impact of changes in working capital, lower operating earnings primarily as a result of asset sales, and the decline in benchmark crude oil prices.

Investing Activities:  The decrease in Additions to property, plant and equipment in 2015, as compared to 2014, is primarily due to reduced drilling activity (the Bakken, the Utica, Norway and Equatorial Guinea), reduced development expenditures at Tubular Bells and the JDA, and lower exploratory drilling activity (Ghana and Kurdistan).  These reductions were offset by 2015 activity related to development activities at Stampede in the Gulf of Mexico and exploration drilling activity in the Gulf of Mexico and Guyana, and full field development at North Malay Basin.

The decrease in Additions to property, plant and equipment in 2014, as compared with 2013, is largely due to the ongoing reduction in capital expenditures in the Bakken, reflecting lower well costs, and completion of the Tioga gas plant expansion project.

Total proceeds from the sale of assets related to continuing operations amounted to $50 million in 2015 (2014: $2,978 million; 2013: $4,458 million).  In 2014, we completed asset sales of our dry gas acreage in the Utica shale play, our assets in Thailand, the Pangkah Field, offshore Indonesia, and our interests in two power plant joint ventures.  Completed sales in 2013 included our interests in the Beryl, ACG, Eagle Ford and Natuna A fields, and our Russian subsidiary, Samara-Nafta.

In 2014, net cash provided by investing activities from discontinued operations included proceeds of $2.8 billion from the sale of the retail business.  In addition, we acquired in January 2014, our partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million.  In June 2014, we incurred capital expenditures of $105 million related to the acquisition of previously leased retail gasoline stations.  Both of these transactions were undertaken in connection with our divestiture of our retail business.  Net cash provided by investing activities related to discontinued operations for 2013 includes proceeds of approximately $2.2 billion from the sales of our energy marketing operations and our U.S. East Coast terminal network, St. Lucia terminal and related businesses.

Financing Activities: During 2015, we received net cash consideration of approximately $2.6 billion from the sale of a  50% interest in our Bakken Midstream business.  Upon formation of the joint venture, HIP issued $600 million of debt under a Term Loan A facility.  The proceeds from the debt were distributed equally to the partners.  During 2014, we issued $600 million ($598 million net of discount) of unsecured, fixed rate notes and repaid $590 million of debt, including $250 million of unsecured, fixed rate notes, $74 million assumed in the acquisition of WilcoHess, and $249 million for the payment of various lease obligations primarily related to the retirement of our retail gasoline station leases.  In 2013, we repaid $2,348 million, net under available credit facilities and repaid $136 million of other debt.  The net repayments under the credit facilities consisted of $990 million on our short‑term credit facilities, $758 million on our syndicated revolving credit facility and $600 million on our asset backed credit facility.

In 2015, we paid $142 million for the purchase and settlement of common shares under our $6.5 billion Board authorized stock repurchase plan (2014: $3,715 million; 2013: $1,493 million).  Total common stock dividends paid were $287 million in 2015 (2014: $303 million; 2013: $235 million).  We received net proceeds from the exercise of stock options, including related income tax benefits of $12 million in 2015 (2014: $182 million; 2013: $128 million).

Future Capital Requirements and Resources

At December 31, 2015, we had $2.7 billion in cash and cash equivalents, including $0.4 billion held outside of the U.S. which we have the ability to repatriate without triggering a U.S. cash tax liability, and total liquidity including available committed credit facilities of approximately $7.4 billion.  Oil and gas production in 2016 is forecast to be in the range of 330,000 to 350,000 boepd compared with 375,000 boepd in 2015, and we have reduced our 2016 E&P capital and exploratory expenditure budget to approximately $2.4 billion, down 40% from 2015.  Capital expenditures from our Bakken Midstream joint venture are expected to be approximately $340 million in 2016.  Forward strip crude oil prices for 2016 are below average prices for 2015, and as a result, we forecast a significant net loss and a net operating cash flow deficit (including capital expenditures) in 2016.  In February 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock, par value $1, with a liquidation preference of $1,000 per share of convertible preferred stock, for total net proceeds of approximately $1.6 billion.  We expect to fund our net operating cash flow deficit (including capital expenditures) for the full year of 2016 with cash on hand.  Due to the low commodity price environment, we may take other steps to improve our financial position by further reducing our planned capital program and other cash outlays, accessing other sources of liquidity by issuing debt and equity securities, and/or pursuing further asset sales.  See Note 23, Subsequent Events in the Notes to the Consolidated Financial Statements.

The table below summarizes the capacity, usage, and available capacity of our borrowing and letter of credit facilities at December 31, 2015:

				Letters of
	Expiration			Credit		Available
	Date	Capacity	Borrowings	Issued	Total Used	Capacity
		(In millions)
Revolving credit facility - Hess Corporation	January 2020	$4,000	$—	$—	$—	$4,000
Revolving credit facility - Bakken Midstream (a)	July 2020	400	110	—	110	290
Committed lines	Various (b)	650	—	10	10	640
Uncommitted lines	Various (b)	103	—	103	103	—
Total		$5,153	$110	$113	$223	$4,930
(a)	The Revolving credit facility – Bakken Midstream may only be utilized by Hess Infrastructure Partners.
(b)	Committed and uncommitted lines have expiration dates through 2016.

We had $113 million in letters of credit outstanding at December 31, 2015 (2014: $397 million), which in 2015 primarily relate to our international operations.  See also Note 22, Financial Risk Management Activities in the Notes to the Consolidated Financial Statements.

In January 2015, we entered into a $4 billion syndicated revolving credit facility that expires in January 2020.  The new facility, which replaced a $4 billion facility that was scheduled to expire in April 2016, can be used for borrowings and letters of credit.  Based on our credit rating as of December 31, 2015, borrowings on the facility will generally bear interest at 1.075% above the London Interbank Offered Rate (LIBOR).  A fee of 0.175% per annum is also payable on the amount of the facility.  The interest rate and facility fee will be higher if our credit rating is lowered.

Our long-term debt agreements, including the revolving credit facilities, contain financial covenants that restrict the amount of total borrowings and secured debt.  The most restrictive of these covenants allow us to borrow up to an additional $5,495 million of secured debt at December 31, 2015.

In July 2015, HIP, a 50/50 joint venture between us and GIP, incurred $600 million of debt through a 5-year Term Loan A facility.  The proceeds from the debt were distributed equally to the partners.  HIP also entered into a $400 million 5-year syndicated revolving credit facility, which can be used for borrowings and letters of credit and is expected to fund the joint venture’s operating activities and capital expenditures.  Borrowings on both loan facilities generally bear interest at the LIBOR plus an applicable margin ranging from 1.10% to 2.00%.  Facility fees on the revolving credit facility accrue at an applicable rate every quarter, ranging from 0.15% to 0.35% per annum.  The interest rate and facility fee are subject to adjustment based on the joint venture’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If the joint venture obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The joint venture’s credit facilities contain financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.

At December 31, 2015, borrowings attributable to the joint venture, which are non-recourse to Hess Corporation, amounted to $600 million on the Term Loan A loan facility and $110 million on the revolving credit facility.  HIP is in compliance with all debt covenants at December 31, 2015, and its financial covenants do not currently impact their ability to issue indebtedness to fund future capital expenditures.

We also have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

Credit Ratings

Two of the three major credit rating agencies that rate our debt have assigned an investment grade rating.  In January 2016, Fitch Ratings (Fitch) affirmed our BBB credit rating but revised the rating outlook to negative.  In February 2016, Standard and Poor’s Ratings Services (S&P) lowered our investment grade credit rating one notch to BBB- with stable outlook and Moody’s Investors Service (Moody’s) lowered our credit rating to Ba1 with stable outlook, which is below investment grade.  The consequence of lower credit ratings is to increase interest rates and facility fees on our credit facilities.  In addition, we have contractual requirements to provide collateral to certain counterparties when one rating agency rates our unsecured debt below investment grade.  Due to the recent rating change by Moody’s we may be required to issue collateral in the form of letters of credit up to approximately $200 million.  Certain other contracts require we provide collateral when two of three rating agencies rate us below investment grade.  If Fitch or S&P were to reduce their rating on our unsecured debt below investment grade, we estimate that we could be required to issue letters of credit up to an additional $200 million as of December 31, 2015.

Contractual Obligations and Contingencies

The following table shows aggregate information about certain contractual obligations at December 31, 2015:

		Payments Due by Period
			2017 and	2019 and
	Total	2016	2018	2020	Thereafter
	(In millions)
Total debt (excludes interest) (a)	$6,630	$86	$535	$1,681	$4,328
Operating leases	2,445	674	925	473	373
Purchase obligations:
Capital expenditures	1,750	1,503	247	—	—
Operating expenses	548	384	108	32	24
Transportation and related contracts	1,598	121	453	433	591
Asset retirement obligations	2,383	225	608	307	1,243
Other liabilities	1,160	66	120	123	851
(a)	We anticipate cash payments for interest of $391 million for 2016, $789 million for 2017-2018, $644 million for 2019-2020, and $3,988 million thereafter for a total of $5,812 million.

Capital expenditures represent amounts that were contractually committed at December 31, 2015, including the portion of our planned capital expenditure program for 2016.  Obligations for operating expenses include commitments for oil and gas production expenses, seismic purchases and other normal business expenses.  Other long‑term liabilities reflect contractually committed obligations in the Consolidated Balance Sheet at December 31, 2015, including pension plan liabilities and estimates for uncertain income tax positions.

The Corporation and certain of its subsidiaries, lease drilling rigs, tankers, office space and other assets for varying periods under leases accounted for as operating leases.

Off-Balance Sheet Arrangements

At December 31, 2015, we have $32 million in letters of credit for which we are contingently liable.  See also Note 19, Guarantees, Contingencies and Commitments in the Notes to the Consolidated Financial Statements.

Foreign Operations

We conduct exploration and production activities outside the U.S., principally in Europe (Norway and Denmark), Africa (Equatorial Guinea, Libya, and Ghana) and Asia and Other (Joint Development Area of Malaysia/Thailand, Malaysia,

Australia, Guyana and Canada).  Therefore, we are subject to the risks associated with foreign operations, including political risk, corruption, acts of terrorism, tax law changes and currency risk.  See Item 1A. Risk Factors for further details.

Critical Accounting Policies and Estimates

Accounting policies and estimates affect the recognition of assets and liabilities in the Consolidated Balance Sheet and revenues and expenses in the Statement of Consolidated Income.  The accounting methods used can affect net income, equity and various financial statement ratios.  However, our accounting policies generally do not change cash flows or liquidity.

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

For reserves to be booked as proved they must be determined with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations.  In addition, government and project operator approvals must be obtained and, depending on the amount of the project cost, senior management or the Board of Directors must commit to fund the project.  We maintain our own internal reserve estimates that are calculated by technical staff that work directly with the oil and gas properties.  Our technical staff updates reserve estimates throughout the year based on evaluations of new wells, performance reviews, new technical data and other studies.  To provide consistency throughout the Corporation, standard reserve estimation guidelines, definitions, reporting reviews and approval practices are used.  The internal reserve estimates are subject to internal technical audits and senior management review.  We also engage an independent third-party consulting firm to audit approximately 80% of our total proved reserves each year.

Proved reserves are calculated using the average price during the twelve month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  As discussed in Item 1A. Risk Factors, crude oil prices are volatile which can have an impact on our proved reserves.  For example, the average West Texas Intermediate (WTI) crude oil price used in the determination of proved reserves at December 31, 2015 and 2014 was $50.13 and $94.42 per barrel, respectively.  The drop in prices for 2015 resulted in negative revisions to our proved reserves at December 31, 2015 of 234 million barrels of oil equivalent, primarily related to proved undeveloped reserves.  At December 31, 2015, spot prices for WTI crude oil closed at $37.13 per barrel and averaged $31.78 per barrel in January 2016.  If crude oil prices in 2016 stay at levels below that used in determining 2015 proved reserves, we may recognize further negative revisions up to a significant majority of our December 31, 2015 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2016 above those used in determining 2015 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2016.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves as of December 31, 2016, due to a number of factors that are currently unknown, including 2016 crude oil prices, any revisions based on 2016 reservoir performance, and the levels to which industry costs will change in response to movements in commodity prices.  A 10% change in proved developed and proved undeveloped reserves at December 31, 2015 would result in an approximate $350 million pre-tax change in depreciation, depletion, and amortization expense for 2016.  See the Supplementary Oil and Gas Data on pages 85 through 89 in the accompanying financial statements for additional information on our oil and gas reserves.

Bakken Midstream Joint Venture: On July 1, 2015 we sold a 50% interest in Hess Infrastructure Partners LP (HIP) to Global Infrastructure Partners (GIP) for net cash consideration of approximately $2.6 billion.  We consolidate the activities of

HIP, which qualifies as a variable interest entity (VIE) under U.S. generally accepted accounting principles.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power through our 50% ownership to direct those activities that most significantly impact the economic performance of HIP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to HIP.  This conclusion was based on a qualitative analysis that considered HIP’s governance structure, the commercial agreements between HIP and us, and the voting rights established between the members which provide us the ability to control the operations of HIP.

Impairment of Long-lived Assets:  We review long‑lived assets, including oil and gas fields, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered.  Long‑lived assets are tested based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities.  If the carrying amounts of the long-lived assets are not expected to be recovered by estimated undiscounted future net cash flows, the assets are impaired and an impairment loss is recorded.  The amount of impairment is determined based on the estimated fair value of the assets generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market‑based valuation approach, which are Level 3 fair value measurements.

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

Our impairment tests of long‑lived E&P producing assets are based on our best estimates of future production volumes (including recovery factors), selling prices, operating and capital costs, the timing of future production and other factors, which are updated each time an impairment test is performed.  We could have impairments if the projected production volumes from oil and gas fields decrease, crude oil and natural gas selling prices decline significantly for an extended period or future estimated capital and operating costs increase significantly.  As a result of the extended period of low crude oil prices, we tested our oil and gas properties for impairment.  See Note 10, Impairment in the Notes to the Consolidated Financial Statements.

Impairment of Goodwill:  Goodwill is tested for impairment annually on October 1 or when events or circumstances indicate that the carrying amount of the goodwill may not be recoverable based on a two-step process.  The goodwill test is conducted at a reporting unit level, which is defined in accounting standards as an operating segment or one level below an operating segment.  The reporting unit or units to be used in an evaluation and measurement of goodwill for impairment testing are determined from a number of factors, including the manner in which the business is managed.  Prior to the second quarter of 2015, we had one operating segment, E&P consisting of two reporting units, Offshore and Onshore which reflected the manner in which performance was assessed by the Operating segment manager.  In the second quarter of 2015 we established a second operating segment, Bakken Midstream, which previously was part of the Onshore reporting unit.  Prior to the formation of the Bakken Midstream operating segment the Offshore reporting unit had allocated goodwill of $1,098 million while the Onshore reporting unit had allocated goodwill of $760 million.  Upon formation of the Bakken Midstream operating segment, we allocated $375 million of goodwill from the Onshore reporting unit to the Bakken Midstream operating segment based on the relative fair values of the Bakken Midstream business and the remainder of the Onshore reporting unit.  There was no change to the composition of the Offshore reporting unit.

In step one of the impairment test, the fair value of a reporting unit is compared with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit exceeds its fair value, we perform step two to determine possible impairment by comparing the implied fair value of goodwill with the carrying amount.  The implied fair value of goodwill is determined by assuming the reporting unit is purchased at fair value with assets and liabilities of the reporting unit being reflected at fair value in the same manner as the accounting prescribed for a business combination.  The resulting excess of fair value of the reporting unit over the amounts assigned to the reporting unit’s assets and liabilities represents the implied fair value of goodwill.  If the implied fair value of goodwill is less than its carrying amount, an impairment loss would be recorded.

Our fair value estimate of each reporting unit is the sum of the anticipated discounted cash flows of producing assets and known development projects and an estimated market premium to reflect the market price an acquirer would pay for potential synergies including cost savings, access to new business opportunities, enterprise control and increased market share.  The determination of the fair value of each reporting unit depends on estimates about oil and gas reserves, future prices, timing of future net cash flows and market premiums.  We also consider the relative market valuation of similar peer companies, and other market data if available, in determining fair value of a reporting unit.  In addition, a qualitative reconciliation of our market capitalization to the fair value of the reporting units used in the goodwill impairment test is performed as of the testing date to assess reasonableness of the reporting unit fair values.

Significant extended declines in crude oil and natural gas prices or reduced reserve estimates could lead to a decrease in the fair value of a reporting unit that could result in failing step one and potentially result in an impairment of goodwill based on the outcome of step two.  If a reporting unit fails step one, it is possible that the implied fair value of goodwill in step two exceeds its carrying value due to one or more assets of the reporting unit having a fair value below its carrying value.

As there are significant differences in the way long-lived assets and goodwill are evaluated and measured for impairment testing, there may be impairments of individual assets that would not cause an impairment of the goodwill assigned at the reporting unit level or there could be an impairment of goodwill without a corresponding impairment of an underlying asset.

In the second quarter of 2015, we performed impairment tests on the Offshore and Onshore reporting units in accordance with accounting standards for goodwill immediately prior to creation of the Bakken Midstream operating segment.  No impairment resulted from this assessment.  In addition, accounting standards require that following a reorganization, allocated goodwill should be tested for impairment.  We also performed impairment tests on the allocated goodwill for the Bakken Midstream and the Onshore reporting unit at June 30, 2015.  Goodwill allocated to the Bakken Midstream operating segment passed the impairment test but the goodwill allocated to the Onshore reporting unit did not pass the impairment test.  As a result, we recorded a noncash pre-tax charge of $385 million ($385 million after income taxes) in the second quarter of 2015 to reflect the Onshore reporting unit’s goodwill at its implied fair value of zero based on a hypothetical purchase price allocation as stipulated in the accounting standards.

As a result of the decline in crude oil prices in the fourth quarter of 2015, we performed an impairment test at December 31, 2015 on the Offshore reporting unit and determined its goodwill was impaired.  We recorded a pre-tax impairment charge of $1,098 million ($1,098 million after income taxes) to reflect the Offshore reporting unit’s goodwill at its implied fair value of zero based on a hypothetical purchase price allocation as stipulated in the accounting standards.  We expect that the benefits of our remaining goodwill totaling $375 million will be recovered through the Bakken Midstream operating segment based on market conditions at December 31, 2015.

Income Taxes:  Judgments are required in the determination and recognition of income tax assets and liabilities in the financial statements.  These judgments include the requirement to only recognize the financial statement effect of a tax position when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination.

We have net operating loss carryforwards or credit carryforwards in multiple jurisdictions and have recorded deferred tax assets for those losses and credits.  Additionally, we have deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities.  We have net deferred tax assets of $2,653 million recognized in the Consolidated Balance Sheet at December 31, 2015.  Regular assessments are made as to the likelihood of those deferred tax assets being realized.  If it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to be realized.  In evaluating the realizability of deferred tax assets, we consider the reversal of temporary differences, the expected utilization of net operating losses and credit carryforwards during available carryforward periods, the availability of tax planning strategies, the existence of appreciated assets and estimates of future taxable income and other factors.   Estimates of future taxable income are based on assumptions of oil and gas reserves and selling prices that are consistent with our internal business forecasts.  Additional valuation allowances may be required if internal business forecasts adopt lower selling price assumptions or development plans.  We do not provide for deferred U.S. income taxes for that portion of undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

Asset Retirement Obligations:  We have material legal obligations to remove and dismantle long‑lived assets and to restore land or seabed at certain exploration and production locations.  In accordance with generally accepted accounting principles, we recognize a liability for the fair value of required asset retirement obligations.  In addition, the fair value of any legally required conditional asset retirement obligation is recorded if the liability can be reasonably estimated.  We capitalize such costs as a component of the carrying amount of the underlying assets in the period in which the liability is incurred.  In subsequent periods, the liability is accreted, and the asset is depreciated over the useful life of the related asset.  In order to measure these obligations, we estimate the fair value of the obligations by discounting the future payments that will be required to satisfy the obligations.  In determining these estimates, we are required to make several assumptions and judgments related to the scope of dismantlement, timing of settlement, interpretation of legal requirements, inflationary factors and discount rate.  In addition, there are other external factors which could significantly affect the ultimate settlement costs for these obligations including changes in environmental regulations and other statutory requirements, fluctuations in industry costs and foreign currency exchange rates and advances in technology.  As a result, our estimates of asset retirement obligations are subject to revision due to the factors described above.  Changes in estimates prior to settlement result in adjustments to both the liability and related asset values.

Retirement Plans:  We have funded non-contributory defined benefit pension plans, an unfunded supplemental pension plan and an unfunded postretirement medical plan.  We recognize the net change in the funded status of the projected benefit obligation for these plans in the Consolidated Balance Sheet.

The determination of the obligations and expenses related to these plans are based on several actuarial assumptions, the most significant of which relate to the discount rate for measuring the present value of future plan obligations; expected long‑term rates of return on plan assets; the rate of future increases in compensation levels, and participant mortality assumptions.  These assumptions represent estimates made by us, some of which can be affected by external factors.  For example, the discount rate used to estimate our projected benefit obligation is based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations, while the expected return on plan assets is developed from the expected future returns for each asset category, weighted by the target allocation of pension assets to that asset category.  Changes in these assumptions can have a material impact on the amounts reported in our financial statements.

Derivatives:  We utilize derivative instruments, including futures, forwards, options and swaps, individually or in combination to mitigate our exposure to fluctuations in the prices of crude oil and natural gas, as well as changes in interest and foreign currency exchange rates.

All derivative instruments are recorded at fair value in our Consolidated Balance Sheet.  Our policy for recognizing the changes in fair value of derivatives varies based on the designation of the derivative.  The changes in fair value of derivatives that are not designated as hedges are recognized currently in earnings.  Derivatives may be designated as hedges of expected future cash flows or forecasted transactions (cash flow hedges) or hedges of firm commitments (fair value hedges).  The effective portion of changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of other comprehensive income (loss).  Amounts included in Accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings.  The ineffective portion of changes in fair value of derivatives designated as cash flow hedges is recorded currently in earnings.  Changes in fair value of derivatives designated as fair value hedges are recognized currently in earnings.  The change in fair value of the related hedged commitment is recorded as an adjustment to its carrying amount and recognized currently in earnings.

Fair Value Measurements:  We use various valuation approaches in determining fair value for financial instruments, including the market and income approaches.  Our fair value measurements also include non-performance risk and time value of money considerations.  Counterparty credit is considered for receivable balances, and our credit is considered for accrued liabilities.

We also record certain nonfinancial assets and liabilities at fair value when required by generally accepted accounting principles.  These fair value measurements are recorded in connection with business combinations, qualifying non-monetary exchanges, the initial recognition of asset retirement obligations and any impairment of long-lived assets, equity method investments or goodwill.

We determine fair value in accordance with the fair value measurements accounting standard which established a hierarchy for the inputs used to measure fair value based on the source of the inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3), including discounted cash flows and other unobservable data.  Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2.

When Level 1 inputs are available within a particular market, those inputs are selected for determination of fair value over Level 2 or 3 inputs in the same market.  Multiple inputs may be used to measure fair value; however, the level of fair value for each physical derivative and financial asset or liability is based on the lowest significant input level within this fair value hierarchy.

Environment, Health and Safety

Our long term vision and values provide a foundation for how we do business and define our commitment to meeting the highest standards of corporate citizenship and creating a long lasting positive impact on the communities where we do business.  Our strategy is reflected in our environment, health, safety and social responsibility (EHS & SR) policies and by a management system framework that helps protect our workforce, customers and local communities.  Our management systems are intended to promote internal consistency, adherence to policy objectives and continual improvement in EHS & SR performance.  Improved performance may, in the short‑term, increase our operating costs and could also require increased capital expenditures to reduce potential risks to assets, reputation and license to operate.  In addition to enhanced EHS & SR performance, improved productivity and operational efficiencies may be realized from investments in EHS & SR.  We have programs in place to evaluate regulatory compliance, audit facilities, train employees, prevent and manage risks and emergencies and to generally meet corporate EHS & SR goals and objectives.

We recognize that climate change is a global environmental concern.  We assess, monitor and take measures to reduce our carbon footprint at existing and planned operations.  We are committed to complying with all Greenhouse Gas (GHG) emissions mandates and the responsible management of GHG emissions at our facilities.

We will have continuing expenditures for environmental assessment and remediation.  Sites where corrective action may be necessary include onshore exploration and production facilities, sites from discontinued operations as to which we retained liability and, although not currently significant, “Superfund” sites where we have been named a potentially responsible party.

We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable.  At December 31, 2015, our reserve for estimated remediation liabilities was approximately $80 million.  We expect that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites.  Our remediation spending was approximately $13 million in 2015 (2014: $12 million; 2013: $16 million).  The level of other expenditures to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 22, Financial Risk Management Activities, in the Notes to the Consolidated Financial Statements, in the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  In the disclosures that follow, financial risk management activities refer to the mitigation of these risks through hedging activities.  We were exposed to commodity price risks primarily related to crude oil, natural gas, refined petroleum products and electricity, as well as foreign currency values, from our 50% voting interest in a consolidated energy trading joint venture, HETCO, which was sold in the first quarter of 2015.

Controls:  We maintain a control environment under the direction of our Chief Risk Officer.  Hedging strategies are reviewed annually by the Audit Committee of the Board of Directors.  Controls include volumetric and term limits.  Our treasury department is responsible for administering and monitoring foreign exchange rate and interest rate hedging programs using similar controls and processes, where applicable.

Instruments:  We primarily use forward commodity contracts, foreign exchange forward contracts, futures, swaps, and options.  These contracts are generally widely traded instruments with standardized terms.  The following describes these instruments and how we use them:

●

Swaps:  We use financially settled swap contracts with third-parties as part of our financial risk management activities.  Cash flows from swap contracts are determined based on underlying commodity prices or interest rates and are typically settled over the life of the contract.

●

Forward Foreign Exchange Contracts:  We enter into forward contracts, primarily for the British Pound and Danish Krone which commit us to buy or sell a fixed amount of these currencies at a predetermined exchange rate on a future date.

●

Exchange Traded Contracts:  We use exchange traded contracts, including futures, on a number of different underlying energy commodities.  These contracts are settled daily with the relevant exchange and may be subject to exchange position limits.

●

Options:  Options on various underlying energy commodities include exchange traded and third-party contracts and have various exercise periods.  As a seller of options, we receive a premium at the outset and bear the risk of unfavorable changes in the price of the commodity underlying the option.  As a purchaser of options, we pay a premium at the outset and have the right to participate in the favorable price movements in the underlying commodities.

Financial Risk Management Activities

Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas produced by us or to reduce exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to reduce risk in the selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we do business with the intent of reducing exposure to foreign currency fluctuations.  Interest rate swaps may also be used, generally to convert fixed‑rate interest payments to floating.

We have outstanding foreign exchange contracts used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% weakening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $95 million at December 31, 2015.

At December 31, 2015, our outstanding long‑term debt of $6,630 million, including current maturities, had a fair value of $6,515 million.  A 15% increase or decrease in the rate of interest would decrease or increase the fair value of debt by approximately $410 million or $480 million, respectively.

Trading Activities

In February 2015, we sold our interest in our energy trading joint venture, HETCO, which was subsequently renamed Hartree Partners, LP (Hartree).  Pursuant to the terms of the sale, Hartree was permitted to utilize our guarantees issued in favor of Hartree's existing counterparties until November 12, 2015, provided that new trades were for a period of one year or less, complied with certain credit requirements, and net exposures remained within value at risk limits previously applied by us.  The guarantees remain in effect until the qualifying trades outstanding at November 12, 2015 mature.  We have the right to seek reimbursement from Hartree and a separate Hartree credit support facility upon any counterparty draw on the applicable guarantee from us.  No draws on the guaranteed trades have occurred through December 31, 2015.  A liability of $10 million associated with the guarantee is included in other accrued liabilities at December 31, 2015.  At December 31, 2014, HETCO assets totaling $1,035 million, consisting of accounts receivable and other long-lived assets, were reported in Other current assets, and liabilities totaling $797 million, which consisted primarily of accounts payable, were reported in Accrued liabilities in the Consolidated Balance Sheet.

Item 8.  Financial Statements and Supplementary Data

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

*   Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, as stated in their report, which is included herein.

By	/s/ John P. Rielly	By	/s/ John B. Hess
	John P. Rielly Senior Vice President and Chief Financial Officer		John B. Hess Chief Executive Officer

February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

We have audited Hess Corporation and consolidated subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Hess Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hess Corporation and consolidated subsidiaries as of December 31, 2015 and 2014, and the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015 of Hess Corporation and consolidated subsidiaries, and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

We have audited the accompanying consolidated balance sheets of Hess Corporation and consolidated subsidiaries (the “Corporation”) as of December 31, 2015 and 2014, and the related statements of consolidated income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and schedule are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hess Corporation and consolidated subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hess Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 25, 2016

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2015	2014
	(In millions,
	except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$2,716	$2,444
Accounts receivable
Trade	847	1,642
Other	312	431
Inventories	399	527
Other current assets	130	1,269
Total current assets	4,404	6,313
Property, plant and equipment:
Total — at cost	46,826	46,522
Less: Reserves for depreciation, depletion, amortization and lease impairment	20,474	19,005
Property, plant and equipment — net	26,352	27,517
Goodwill	375	1,858
Deferred income taxes	2,653	2,371
Other assets	411	348
TOTAL ASSETS	$34,195	$38,407
LIABILITIES
Current Liabilities:
Accounts payable	$457	$708
Accrued liabilities	1,997	3,781
Taxes payable	88	294
Current maturities of long-term debt	86	68
Total current liabilities	2,628	4,851
Long-term debt	6,544	5,919
Deferred income taxes	1,334	1,838
Asset retirement obligations	2,158	2,281
Other liabilities and deferred credits	1,130	1,198
Total liabilities	13,794	16,087
EQUITY
Hess Corporation stockholders’ equity
Common stock, par value $1.00
Authorized — 600,000,000 shares
Issued — 286,045,586 shares at December 31, 2015 (2014: 285,834,964)	286	286
Capital in excess of par value	4,127	3,277
Retained earnings	16,637	20,052
Accumulated other comprehensive income (loss)	(1,664)	(1,410)
Total Hess Corporation stockholders’ equity	19,386	22,205
Noncontrolling interests	1,015	115
Total equity	20,401	22,320
TOTAL LIABILITIES AND EQUITY	$34,195	$38,407

The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.

See accompanying Notes to the Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	Years Ended December 31,
	2015	2014	2013
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$6,636	$10,737	$11,905
Gains on asset sales, net	51	823	2,174
Other, net	(126)	(121)	(51)
Total revenues and non-operating income	6,561	11,439	14,028

Costs and Expenses
Cost of products sold (excluding items shown separately below)	1,294	1,719	1,725
Operating costs and expenses	2,029	2,034	2,244
Production and severance taxes	146	275	372
Exploration expenses, including dry holes and lease impairment	881	840	1,031
General and administrative expenses	557	588	673
Interest expense	341	323	406
Depreciation, depletion and amortization	3,955	3,224	2,687
Impairment	1,616	—	289
Total costs and expenses	10,819	9,003	9,427
Income (Loss) From Continuing Operations Before Income Taxes	(4,258)	2,436	4,601
Provision (benefit) for income taxes	(1,299)	744	565
Income (Loss) From Continuing Operations	(2,959)	1,692	4,036
Income (Loss) From Discontinued Operations, Net of Income Taxes	(48)	682	1,186
Net Income (Loss)	(3,007)	2,374	5,222
Less: Net income (loss) attributable to noncontrolling interests	49	57	170
Net Income (Loss) Attributable to Hess Corporation	$(3,056)	$2,317	$5,052

Net Income (Loss) Attributable to Hess Corporation Per Share
Basic:
Continuing operations	$(10.61)	$5.57	$11.47
Discontinued operations	(0.17)	2.06	3.54
Net Income (Loss) Per Share	$(10.78)	$7.63	$15.01

Diluted:
Continuing operations	$(10.61)	$5.50	$11.33
Discontinued operations	(0.17)	2.03	3.49
Net Income (Loss) Per Share	$(10.78)	$7.53	$14.82

Weighted Average Number of Common Shares Outstanding (Diluted)	283.6	307.7	340.9

See accompanying Notes to the Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net Income (Loss)	$(3,007)	$2,374	$5,222
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges:
Effect of hedge (gains) losses reclassified to income	(118)	(137)	(33)
Income taxes on effect of hedge (gains) losses reclassified to income	44	51	18
Net effect of hedge (gains) losses reclassified to income	(74)	(86)	(15)
Change in fair value of cash flow hedges	121	128	68
Income taxes on change in fair value of cash flow hedges	(45)	(48)	(25)
Net change in fair value of cash flow hedges	76	80	43
Change in derivatives designated as cash flow hedges, after-tax	2	(6)	28
Pension and other postretirement plans:
Reduction (increase) of unrecognized actuarial losses	17	(534)	414
Income taxes on actuarial changes in plan liabilities	4	186	(157)
Reduction (increase) in unrecognized actuarial losses, net	21	(348)	257
Amortization of net actuarial losses	92	56	63
Income taxes on amortization of net actuarial losses	(31)	(18)	(23)
Net effect of amortization of net actuarial losses	61	38	40
Recognition of accumulated actuarial losses - HOVENSA	15	—	—
Income taxes on recognition of accumulated actuarial losses - HOVENSA	(9)	—	—
Recognition of accumulated actuarial losses, net of tax - HOVENSA	6	—	—
Change in pension and other postretirement plans, after-tax	88	(310)	297
Foreign currency translation adjustment:
Foreign currency translation adjustment	(344)	(756)	(283)
Reclassified to Gains on asset sales, net	—	—	119
Change in foreign currency translation adjustment	(344)	(756)	(164)
Other Comprehensive Income (Loss)	(254)	(1,072)	161
Comprehensive Income (Loss)	(3,261)	1,302	5,383
Less: Comprehensive income (loss) attributable to noncontrolling interests	49	57	176
Comprehensive Income (Loss) Attributable to Hess Corporation	$(3,310)	$1,245	$5,207

See accompanying Notes to the Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(3,007)	$2,374	$5,222
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gains) losses on asset sales, net	(51)	(823)	(2,174)
Depreciation, depletion and amortization	3,955	3,224	2,687
Impairment	1,616	—	289
Loss from equity affiliates	25	84	—
Exploratory dry hole costs	410	301	344
Exploration lease impairment	182	207	245
Stock compensation expense	97	87	60
Provision (benefit) for deferred income taxes	(1,319)	270	(427)
(Income) loss from discontinued operations, net of income taxes	48	(682)	(1,186)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	841	(199)	(239)
(Increase) decrease in inventories	29	62	134
Increase (decrease) in accounts payable and accrued liabilities	(424)	79	(375)
Increase (decrease) in taxes payable	(222)	(108)	(435)
Changes in operating assets and liabilities	(164)	(372)	(209)
Cash provided by (used in) operating activities - continuing operations	2,016	4,504	3,936
Cash provided by (used in) operating activities - discontinued operations	(35)	(47)	1,162
Net cash provided by (used in) operating activities	1,981	4,457	5,098

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(3,956)	(4,867)	(5,413)
Additions to property, plant and equipment - Bakken Midstream	(365)	(347)	(524)
Proceeds from asset sales	50	2,978	4,458
Other, net	(44)	(192)	(285)
Cash provided by (used in) investing activities - continuing operations	(4,315)	(2,428)	(1,764)
Cash provided by (used in) investing activities - discontinued operations	109	2,436	2,114
Net cash provided by (used in) investing activities	(4,206)	8	350

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	—	—	(1,748)
Debt with maturities of greater than 90 days
Borrowings	710	598	535
Repayments	(67)	(590)	(1,271)
Common stock acquired and retired	(142)	(3,715)	(1,493)
Cash dividends paid	(287)	(303)	(235)
Employee stock options exercised, including income tax benefits	12	182	128
Noncontrolling interests, net	2,296	—	(182)
Other, net	(25)	—	—
Cash provided by (used in) financing activities - continuing operations	2,497	(3,828)	(4,266)
Cash provided by (used in) financing activities - discontinued operations	—	(7)	(10)
Net cash provided by (used in) financing activities	2,497	(3,835)	(4,276)

Net Increase (Decrease) In Cash and Cash Equivalents	272	630	1,172
Cash and Cash Equivalents at Beginning of Year	2,444	1,814	642
Cash and Cash Equivalents at End of Year	$2,716	$2,444	$1,814
See accompanying Notes to the Consolidated Financial Statements.

 HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance at January 1, 2013	$342	$3,524	$17,717	$(493)	$21,090	$113	$21,203
Net income (loss)	—	—	5,052	—	5,052	170	5,222
Other comprehensive income (loss)	—	—	—	155	155	6	161
Activity related to restricted common stock awards, net	1	32	—	—	33	—	33
Employee stock options, including income tax benefits	2	137	—	—	139	—	139
Performance share units	—	10	—	—	10	—	10
Common stock acquired and retired	(20)	(205)	(1,313)	—	(1,538)	—	(1,538)
Cash dividends declared	—	—	(235)	—	(235)	—	(235)
Noncontrolling interests, net	—	—	14	—	14	(225)	(211)
Balance at December 31, 2013	$325	$3,498	$21,235	$(338)	$24,720	$64	$24,784
Net income (loss)	—	—	2,317	—	2,317	57	2,374
Other comprehensive income (loss)	—	—	—	(1,072)	(1,072)	—	(1,072)
Activity related to restricted common stock awards, net	1	60	—	—	61	—	61
Employee stock options, including income tax benefits	3	182	—	—	185	—	185
Performance share units	—	19	—	—	19	—	19
Common stock acquired and retired	(43)	(482)	(3,197)	—	(3,722)	—	(3,722)
Cash dividends declared	—	—	(303)	—	(303)	—	(303)
Noncontrolling interests, net	—	—	—	—	—	(6)	(6)
Balance at December 31, 2014	$286	$3,277	$20,052	$(1,410)	$22,205	$115	$22,320
Net income (loss)	—	—	(3,056)	—	(3,056)	49	(3,007)
Other comprehensive income (loss)	—	—	—	(254)	(254)	—	(254)
Activity related to restricted common stock awards, net	1	66	—	—	67	—	67
Employee stock options, including income tax benefits	—	15	—	—	15	—	15
Performance share units	—	24	—	—	24	—	24
Common stock acquired and retired	(1)	(18)	(72)	—	(91)	—	(91)
Cash dividends declared	—	—	(287)	—	(287)	—	(287)
Formation of Bakken Midstream joint venture	—	763	—	—	763	1,298	2,061
Noncontrolling interests, net	—	—	—	—	—	(447)	(447)
Balance at December 31, 2015	$286	$4,127	$16,637	$(1,664)	$19,386	$1,015	$20,401

See accompanying Notes to the Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations, Basis of Presentation and Summary of Accounting Policies

Unless the context indicates otherwise, references to “Hess”, “the Corporation”, “Registrant”, “we”, “us” and “our” refer to the consolidated business operations of Hess Corporation and its affiliates.

Nature of Business:  Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Joint Development Area of Malaysia/Thailand (JDA), Malaysia, and Norway.  The Bakken Midstream operating segment, which was established in the second quarter of 2015, provides fee-based services, including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, transportation of crude oil by rail car, terminaling and loading crude oil and natural gas liquids, and the storage and terminaling of propane, primarily located in the Bakken shale play of North Dakota.

In the first quarter of 2013, we announced several initiatives to continue our transformation from an integrated energy company into a more geographically focused pure play E&P company.  As part of our transformation, we sold mature or lower margin E&P assets in Algeria, Azerbaijan, Indonesia, Russia, Thailand, the United Kingdom (UK) North Sea, and certain interests onshore in the U.S.  In addition, the transformation plan included fully exiting our Marketing and Refining (M&R) business, including our terminal, retail, energy marketing and energy trading operations, as well as the permanent shutdown of refining operations at our Port Reading facility.  HOVENSA L.L.C. (HOVENSA), a 50/50 joint venture between the Corporation’s subsidiary, Hess Oil Virgin Islands Corp. (HOVIC), and Petroleos de Venezuela S.A. (PDVSA), had previously shut down its U.S. Virgin Islands refinery in 2012.  HOVENSA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court of the Virgin Islands in September 2015.  In January 2016, Limetree Bay Terminals, LLC (Limetree) purchased the terminal and refinery assets of the St. Croix Facility and HOVENSA will conduct an orderly wind-down of its remaining activities.  See Note 3, Discontinued Operations and Note 9, Dispositions for additional disclosures related to the divestitures and Note 19, Guarantees, Contingencies and Commitments and Note 23, Subsequent Events for additional information related to HOVENSA.

Basis of Presentation and Principles of Consolidation: The consolidated financial statements include the accounts of Hess Corporation and entities in which we own more than a 50% voting interest.  We also consolidate Hess Infrastructure Partners LP (HIP), a variable interest entity, based on our conclusion that we have the power through our 50% ownership to direct those activities that most significantly impact the economic performance of HIP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to HIP.  Our undivided interests in unincorporated oil and gas exploration and production ventures are proportionately consolidated.  Investments in affiliated companies, 20% to 50% owned and where we have the ability to influence the operating or financial decisions of the affiliate, are accounted for using the equity method.

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets be classified as noncurrent in a Statement of Financial Position beginning in the first quarter of 2017.  As permitted by the ASU, we have adopted the update as of December 31, 2015 and recast the consolidated balance sheet at December 31, 2014.  Following the establishment of the Bakken Midstream operating segment in 2015, Note 20, Segment Information has been recast, as has certain other information, to conform to the current period presentation.

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

Revenue Recognition:  The E&P segment recognizes revenue from the sale of crude oil, natural gas liquids, and natural gas, when title passes to the customer.  Differences between E&P natural gas volumes sold and our entitlement share of natural gas production are not material.

In our E&P activities, we engage in crude oil purchase and sale transactions with the same counterparty that are entered into in contemplation of one another for the primary purpose of changing location or quality.  These arrangements are reported net in Sales and other operating revenues in the Statement of Consolidated Income.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our Bakken Midstream segment recognizes revenue from fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, terminaling and loading crude oil and natural gas liquids, transportation of crude oil by rail car and the storage and terminaling of propane when pervasive evidence of an arrangement exists, delivery has occurred or services rendered, price is fixed or determinable, and collectability is reasonably assured.  Prior to 2014, when providing natural gas processing services, our Bakken Midstream operating segment purchased unprocessed natural gas from us and third parties and provided processing services pursuant to contracts whereby it retained a portion of the sales proceeds received and charged certain fees to customers.  The remaining proceeds were remitted back to customers based on the contractual arrangements.

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

Depreciation, Depletion and Amortization:  We record depletion expense for acquisition costs of proved properties using the units of production method over proved oil and gas reserves.  Depreciation and depletion expense for oil and gas production facilities and wells is calculated using the units of production method over proved developed oil and gas reserves.  Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors.  Depreciation of all other plant and equipment is determined on the straight-line method based on estimated useful lives.

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

Impairment of Long‑lived Assets:  We review long‑lived assets, including oil and gas fields, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered.  If the carrying amounts of the long-lived assets are not expected to be recovered by estimated undiscounted future net cash flows, the assets are impaired and an impairment loss is recorded.  The amount of impairment is determined based on the estimated fair value of the assets generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market‑based valuation approach, which are Level 3 fair value measurements.  In the case of oil and gas fields, the present value of future net cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes and discounted at a risk-adjusted rate.  The projected production volumes represent reserves, including probable reserves, expected to be produced based on a projected amount of capital expenditures.  The production volumes, prices and timing of production are consistent with internal projections and other externally reported information.  Oil and gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows, since the standardized measure requires the use of historical twelve month average prices.  As a result of the prevailing low crude oil price environment, we tested our oil and gas properties for impairment at December 31, 2015.  See Note 10, Impairment.

Impairment of Goodwill:  Goodwill is tested for impairment annually on October 1st or when events or circumstances indicate that the carrying amount of the goodwill may not be recoverable based on a two-step process.  In step one of the impairment test, the fair value of a reporting unit is compared with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit exceeds its fair value, we perform step two to determine possible impairment by comparing the implied fair value of goodwill with the carrying amount.  If the implied fair value of goodwill is less than its carrying amount, an impairment loss would be recorded.  In addition to our annual test, we also performed separate goodwill impairment tests at December 31, 2015 and June 30, 2015.  See Note 10, Impairment.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less when acquired.

Inventories:  Inventories are valued at the lower of cost or market. Cost is generally determined using average actual costs.

Income Taxes:  Deferred income taxes are determined using the liability method.  We have net operating loss carryforwards or credit carryforwards in multiple jurisdictions and have recorded deferred tax assets for those losses and credits.  Additionally, we have deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities.  Regular assessments are made as to the likelihood of those deferred tax assets being realized.  If it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to be realized.  In evaluating the realizability of deferred tax assets, we consider the reversal of temporary differences, the expected utilization of net operating losses and credit carryforwards during available carryforward periods, the availability of tax planning strategies, the existence of appreciated assets and estimates of future taxable income and other factors.  In addition, we recognize the financial statement effect of a tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination.  We do not provide for deferred U.S. income taxes for that portion of undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.  We classify interest and penalties associated with uncertain tax positions as income tax expense.

Asset Retirement Obligations:  We have material legal obligations to remove and dismantle long‑lived assets and to restore land or the seabed at certain exploration and production locations.  We initially recognize a liability for the fair value of legally required asset retirement obligations in the period in which the retirement obligations are incurred, and capitalize the associated asset retirement costs as part of the carrying amount of the long‑lived assets.  In subsequent periods, the liability is accreted, and the asset is depreciated over the useful life of the related asset.  Fair value is determined by applying a credit adjusted risk-free rate to the undiscounted expected future abandonment expenditures, which represent Level 3 inputs in the fair value hierarchy defined under Fair Value Measurements below.

Retirement Plans:  We recognize the funded status of defined benefit postretirement plans in the Consolidated Balance Sheet.  The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation.  We recognize the net changes in the funded status of these plans in the year in which such changes occur.  Prior service costs and actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active employees.

Derivatives:  We utilize derivative instruments for financial risk management activities.  In these activities, we may use futures, forwards, options and swaps, individually or in combination, to mitigate our exposure to fluctuations in prices of crude oil and natural gas, as well as changes in interest and foreign currency exchange rates.

All derivative instruments are recorded at fair value in our Consolidated Balance Sheet.  Our policy for recognizing the changes in fair value of derivatives varies based on the designation of the derivative.  The changes in fair value of derivatives that are not designated as hedges are recognized currently in earnings.  Derivatives may be designated as hedges of expected future cash flows or forecasted transactions (cash flow hedges) or hedges of firm commitments (fair value hedges).  The effective portion of changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of other comprehensive income (loss) while the ineffective portion of the changes in fair value is recorded currently in earnings.  Amounts included in Accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings.  Changes in fair value of derivatives designated as fair value hedges are recognized currently in earnings.  The change in fair value of the related hedged commitment is recorded as an adjustment to its carrying amount and recognized currently in earnings.

Fair Value Measurements:  We use various valuation approaches in determining fair value for financial instruments, including the market and income approaches.  Our fair value measurements also include non-performance risk and time value of money considerations.  Counterparty credit is considered for receivable balances, and our credit is considered for accrued liabilities.  We also record certain nonfinancial assets and liabilities at fair value when required by GAAP.  These fair value measurements are recorded in connection with business combinations, qualifying nonmonetary exchanges, the initial recognition of asset retirement obligations and any impairment of long‑lived assets, equity method investments or goodwill.  We determine fair value in accordance with the fair value measurements accounting standard which established a hierarchy for the inputs used to measure fair value based on the source of the inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3), including discounted cash flows and other unobservable data.  Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2.  When Level 1 inputs are available within a

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

particular market, those inputs are selected for determination of fair value over Level 2 or 3 inputs in the same market.  Multiple inputs may be used to measure fair value; however, the level of fair value for each physical derivative and financial asset or liability is based on the lowest significant input level within this fair value hierarchy.

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

Netting of Financial Instruments: We generally enter into master netting arrangements to mitigate legal and counterparty credit risk.  Master netting arrangements are generally accepted overarching master contracts that govern all individual transactions with the same counterparty entity as a single legally enforceable agreement.  The U.S. Bankruptcy Code provides for the enforcement of certain termination and netting rights under certain types of contracts upon the bankruptcy filing of a counterparty, commonly known as the “safe harbor” provisions.  If a master netting arrangement provides for termination and netting upon the counterparty’s bankruptcy, these rights are generally enforceable with respect to “safe harbor” transactions.  If these arrangements provide the right of offset and our intent and practice is to offset amounts in the case of such a termination, our policy is to record the fair value of derivative assets and liabilities on a net basis.  In the normal course of business we rely on legal and credit risk mitigation clauses providing for adequate credit assurance as well as close‑out netting, including two‑party netting and single counterparty multilateral netting.  As applied to us, “two‑party netting” is the right to net amounts owing under safe harbor transactions between a single defaulting counterparty entity and a single Hess entity, and “single counterparty multilateral netting” is the right to net amounts owing under safe harbor transactions among a single defaulting counterparty entity and multiple Hess entities.  We are reasonably assured that these netting rights would be upheld in a bankruptcy proceeding in the U.S. in which the defaulting counterparty is a debtor under the U.S. Bankruptcy Code.

Share-based Compensation:  We account for share-based compensation under the fair value method of accounting.  The fair value of all share‑based compensation is recognized as expense on a straight‑line basis over the full vesting period of the awards.  We estimate the fair value of employee stock options at the date of grant using a Black‑Scholes valuation model, performance share units using a Monte Carlo simulation model, and restricted stock based on the market value of the underlying shares at the date of grant.

Foreign Currency Translation:  The U.S. Dollar is the functional currency (primary currency in which business is conducted) for most foreign operations.  Adjustments resulting from remeasuring monetary assets and liabilities that are denominated in a currency other than the functional currency are recorded in Other, net in the Statement of Consolidated Income.  For operations that do not use the U.S. Dollar as the functional currency, primarily those in Norway where the Norwegian Krone is used, adjustments resulting from translating foreign currency assets and liabilities into U.S. Dollars are recorded in the Consolidated Balance Sheet in a separate component of equity titled Accumulated other comprehensive income (loss).

Maintenance and Repairs:  Maintenance and repairs are expensed as incurred.  Capital improvements are recorded as additions in Property, plant and equipment.

Environmental Expenditures:  We accrue and expense the undiscounted environmental costs necessary to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable.  At year‑end 2015, our reserve for estimated remediation liabilities was approximately $80 million and was included within accrued liabilities.  Environmental expenditures that increase the life or efficiency of property or reduce or prevent future adverse impacts to the environment are capitalized.

New Accounting Pronouncements:  In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic ASC 606.  This ASU is effective for us beginning in the first quarter of 2018, with early adoption permitted from the first quarter of 2017.  We are currently assessing the impact of the ASU on our consolidated financial statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets be classified as noncurrent in a Balance Sheet.  As permitted by the standard, we adopted the changes prior to the effective date.  The retrospective application to the December 31, 2014 Consolidated Balance Sheet increased Deferred income taxes (long-term assets) by $202 million, decreased Deferred income taxes (long-term liabilities) by $171 million, and decreased Other current assets by $373 million.

2.  Bakken Midstream Joint Venture

On July 1, 2015 we sold a 50% interest in Hess Infrastructure Partners LP (HIP) to Global Infrastructure Partners (GIP) for net cash consideration of approximately $2.6 billion.  HIP and its affiliates primarily comprise our Bakken Midstream operating segment which provides fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, terminaling and loading crude oil and natural gas liquids, transportation of crude oil by rail car and the storage and terminaling of propane, primarily located in the Bakken shale play of North Dakota.  The Bakken Midstream operating segment currently generates substantially all of its revenues under long-term, fee-based agreements with our E&P operating segment and intends to pursue additional throughput volumes from third parties in the Williston Basin area.  We operate the Bakken Midstream assets and operations, including routine and emergency maintenance and repair services under various operational and administrative services agreements.

The tariff agreements between our E&P operating segment and the Bakken Midstream entities became effective on January 1, 2014 and are 10-year, fee-based commercial agreements, with HIP having the sole option to renew the agreements for an additional 10-year term.  These agreements include minimum volume commitments based on dedicated production, inflation escalators and fee recalculation mechanisms.  The Bakken Midstream segment has minimal direct commodity price exposure, and the E&P segment retains ownership of the crude oil, natural gas or natural gas liquids processed, terminaled, stored or transported by the Bakken Midstream segment.

We consolidate the activities of HIP, which qualifies as a variable interest entity (VIE) under U.S. generally accepted accounting principles.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our 50% ownership, to direct those activities that most significantly impact the economic performance of HIP.  This conclusion was based on a qualitative analysis that considered HIP’s governance structure, the commercial agreements between HIP and us, and the voting rights established between the members which provide us the ability to control the operations of HIP.

As a result of the sale to GIP, we recorded an after-tax gain of $763 million in additional paid-in-capital and $1,298 million in noncontrolling interest representing GIP’s proportional share of our basis in the net assets of HIP.  The results attributable to GIP’s 50% ownership are reported within Net income (loss) attributable to noncontrolling interests in the Statement of Consolidated Income, while the carrying amount of GIP’s equity is included as Noncontrolling interests in the Consolidated Balance Sheet.

Upon formation, the joint venture incurred $600 million of debt through a 5-year Term Loan A facility with the proceeds distributed equally to the partners.  See Note 8, Debt.  At December 31, 2015, HIP liabilities totaling $831 million are on a nonrecourse basis to Hess Corporation, while HIP assets available to settle the obligations of HIP included Cash and cash equivalents totaling $3 million and Property, plant and equipment totaling $2,358 million.

3.  Discontinued Operations

The results of operations for our divested Marketing and Refining businesses included ownership of the energy trading partnership through February 2015, retail marketing through September 2014, terminals through December 2013, energy marketing through November 2013 and Port Reading refining activities through the date they were permanently shut down in February 2013, and have been reported as discontinued operations in the Statement of Consolidated Income for all periods presented.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales and other operating revenues and Income from discontinued operations were as follows:

	2015	2014	2013
	(In millions)
Sales and other operating revenues	$14	$9,576	$22,652

Income (loss) from discontinued operations before income taxes	$(74)	$1,071	$1,835
Current tax provision (benefit)	—	—	—
Deferred tax provision (benefit)	(26)	389	649
Provision (benefit) for income taxes	(26)	389	649
Income (loss) from discontinued operations, net of income taxes	$(48)	$682	$1,186
Less: Net income (loss) attributable to noncontrolling interests	—	57	(6)
Income (loss) from discontinued operations attributable to Hess Corporation	$(48)	$625	$1,192

2015:  In February 2015, we sold our interest in HETCO, which was subsequently renamed Hartree Partners, LP (Hartree).  Pursuant to the terms of the sale, Hartree was permitted to utilize our guarantees issued in favor of Hartree's existing counterparties until November 12, 2015, provided that new trades were for a period of one year or less, complied with certain credit requirements, and net exposures remained within value at risk limits previously applied by us.  The guarantees remain in effect until the qualifying trades outstanding at November 12, 2015 mature.  We have the right to seek reimbursement from Hartree and a separate Hartree credit support facility upon any counterparty draw on the applicable guarantee from us.  No draws on the guaranteed trades have occurred through December 31, 2015.  A liability of $10 million associated with the guarantee is included in Other accrued liabilities at December 31, 2015.  At December 31, 2014, HETCO assets totaling $1,035 million, consisting of accounts receivable and other long-lived assets, were reported in Other current assets, and liabilities totaling $797 million, which consisted primarily of accounts payable, were reported in Accrued Liabilities in the Consolidated Balance Sheet.

2014:  In September, we completed the sale of our retail business for cash proceeds of approximately $2.8 billion.  This transaction resulted in a pre-tax gain of $954 million ($602 million after income taxes) after deducting the net book value of assets, including $115 million of goodwill.  During the year, we recorded pre-tax gains of $275 million ($171 million after income taxes) relating to the liquidation of last-in, first-out (LIFO) inventories associated with the divested downstream operations. In addition, we recorded pre-tax charges totaling $308 million ($202 million after income taxes) for impairments, environmental matters, severance and exit related activities associated with the divestiture of downstream operations.  We also recognized a pre-tax charge of $115 million ($72 million after income taxes) related to the termination of lease contracts and the purchase of 180 retail gasoline stations in preparation for the sale of the retail operations.  In January, our retail business acquired our partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million and the settlement of liabilities.  In connection with this business combination, we recorded a pre-tax gain of $39 million ($24 million after income taxes) to remeasure the carrying value of our original 44% equity interest in WilcoHess to fair value, including recognition of goodwill in the amount of $115 million.  The assets and liabilities acquired from WilcoHess were included in the sale of the retail business in September 2014.

2013:  In December, we sold our U.S. East Coast terminal network, St. Lucia terminal and related businesses for cash proceeds of approximately $1.0 billion.  The transaction resulted in a pre-tax gain of $739 million ($531 million after income taxes).  In November, we sold our energy marketing business for cash proceeds of approximately $1.2 billion, which resulted in a pre-tax gain of $761 million ($464 million after income taxes). During the year we recognized pre-tax gains of $678 million ($414 million after income taxes) relating to the liquidation of LIFO inventories.  In addition, we recorded pre-tax charges totaling $523 million ($334 million after income taxes) for impairments, severance, Port Reading refinery shutdown costs, environmental matters, and exit related activities associated with the divestiture of downstream operations.

4.  Inventories

Inventories at December 31 were as follows:

	2015	2014
	(In millions)
Crude oil and natural gas liquids	$144	$246
Materials and supplies	255	281
Total inventories	$399	$527

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Property, Plant and Equipment

Property, plant and equipment at December 31 were as follows:

	2015	2014
	(In millions)
Exploration and Production
Unproved properties	$958	$1,468
Proved properties	4,202	4,211
Wells, equipment and related facilities	38,738	38,263
	43,898	43,942
Bakken Midstream	2,757	2,386
Corporate, Interest and Other	171	194
Total — at cost	46,826	46,522
Less: Reserves for depreciation, depletion, amortization and lease impairment	20,474	19,005
Property, plant and equipment — net	$26,352	$27,517

Capitalized Exploratory Well Costs:  The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31, and the changes therein during the respective years:

	2015	2014	2013
	(In millions)
Balance at January 1	$1,416	$2,045	$2,259
Additions to capitalized exploratory well costs pending the determination of proved reserves	424	292	237
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(72)	(629)	(106)
Capitalized exploratory well costs charged to expense	(356)	(235)	(267)
Dispositions and other	3	(57)	(78)
Ending balance at December 31	$1,415	$1,416	$2,045
Number of wells at end of year	35	37	50

In 2015, exploratory drilling activity primarily related to the Gulf of Mexico and the offshore Stabroek license in Guyana.  For the years ended December 31, 2015, 2014 and 2013, reclassifications to wells, facilities and equipment based on the determination of proved reserves primarily related to Equatorial Guinea, the Stampede project in the Gulf of Mexico, (which the co-owners sanctioned for development in 2014) and the Shenzi project in the Gulf of Mexico, respectively.  In 2015, capitalized exploratory well costs charged to expense related to the Dinarta Block in the Kurdistan Region of Iraq resulting from our and our partners’ decision to cease further drilling and relinquish the block, gas discoveries offshore Ghana that have not sufficiently progressed appraisal negotiations with the regulator, and three wells with discovered resources offshore Australia that we determined will not be included in the current development concept for the Equus project.  In 2014 capitalized well costs charged to expense included a previously capitalized exploration well in Green Canyon Block 469 in the Gulf of Mexico where it was determined no further development activities were planned, and in 2013, two previously capitalized exploration wells in Area 54, offshore Libya, were expensed due to civil unrest in the country.  The preceding table excludes exploratory dry hole costs of $54 million (2014: $66 million; 2013: $77 million), which were incurred and subsequently expensed in the same year.

Exploratory well costs capitalized for greater than one year following completion of drilling were $1,053 million at December 31, 2015, separated by year of completion as follows (in millions):

2014	$79
2013	43
2012	336
2011	207
2010 and prior	388
$1,053

Approximately 75% of the capitalized well costs in excess of one year relates to Block WA-390-P, offshore Western Australia, where development planning and commercial activities for our natural gas discoveries are ongoing.  In December 2014, we executed a non-binding letter of intent with the North West Shelf (NWS), a third-party joint venture with existing natural gas processing and liquefaction facilities.  In 2015, we initiated joint front-end engineering studies with NWS and we also commenced discussions with potential long-term purchasers of liquefied natural gas.  In addition, at our adjacent WA-

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

474-P Block which could become part of the Equus project, we plan to drill a commitment well in 2016.  Successful execution of binding agreements with NWS is necessary before we can execute a gas sales agreement and sanction development of the project.

Approximately 25% of the capitalized well costs in excess of one year relates to offshore Ghana.  Appraisal plans for the seven discoveries on the block were submitted to the Ghanaian government in May 2013 for approval. Five of the plans were approved and discussions continue with the government on the two remaining appraisal plans.  In 2014, we completed three appraisal wells and subsurface evaluation, and development planning progressed in 2015.  The government of Côte d’Ivoire has challenged the maritime border between it and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  We are unable to proceed with development of this license until there is a resolution of this matter, which may also impact our ability to develop the license.  The International Tribunal for Law of the Sea is expected to render a final ruling on the maritime border dispute in 2017.  Under terms of our license, the deadline to declare commerciality for the Pecan Field, which would be the primary development hub for the block, is in March 2016, and the deadline to submit a plan of development is in September 2016.  We have requested an extension of the submission deadline for a plan of development for the Pecan Field, and will continue to work with the government on how best to progress work on the block given the maritime border dispute.

6.  Goodwill

The changes in the carrying amount of goodwill were as follows:

	Exploration and Production	Bakken Midstream	Total
	(In millions)
Beginning balance at January 1, 2014	$1,869	$—	$1,869
Acquisitions	115	—	115
Dispositions	(126)	—	(126)
Balance at December 31, 2014	1,858	—	1,858
Reclassification	(375)	375	—
Impairment	(1,483)	—	(1,483)
Ending balance at December 31, 2015	$—	$375	$375

In the second quarter of 2015, we established a new operating segment, the Bakken Midstream segment which had previously been reported as part of the Onshore reporting unit within the E&P operating segment.  The E&P operating segment previously had two reporting units, Offshore which had allocated goodwill of $1,098 million and Onshore which had allocated goodwill of $760 million prior to forming the Bakken Midstream operating segment.  Upon formation of the Bakken Midstream operating segment, we allocated $375 million of goodwill from the Onshore reporting unit to the Bakken Midstream operating segment based on the relative fair values of the Bakken Midstream business and the remainder of the Onshore reporting unit.  There was no change to the composition of the Offshore reporting unit.  See Note 10, Impairment for further information.

The acquired goodwill in 2014 resulted from the purchase of our partners’ 56% interest in WilcoHess, which was subsequently disposed of as part of the sale of our retail marketing operations.  See Note 3, Discontinued Operations for further information.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Asset Retirement Obligations

The following table describes changes to our asset retirement obligations:

	2015	2014
	(In millions)
Asset retirement obligations at beginning of period	$2,723	$2,772
Liabilities incurred	57	63
Liabilities settled or disposed of	(360)	(420)
Accretion expense	126	136
Revisions of estimated liabilities	92	263
Foreign currency translation	(255)	(91)
Asset retirement obligations at end of period	2,383	2,723
Less: Current obligations	225	442
Long-term obligations at end of period	$2,158	$2,281

The liabilities settled or disposed of related primarily to abandonment activities conducted at the Valhall field offshore Norway and at formerly operated fields in the U.K. North Sea.  The revisions in 2015 and 2014 primarily reflect changes in the expected scope of operations and updates to service and equipment costs.

8.  Debt

Long‑term debt at December 31 consisted of the following:

	2015	2014
	(In millions)
Debt excluding Bakken Midstream:
Fixed-rate public notes:
1.3% due 2017	$300	$300
8.1% due 2019	999	999
3.5% due 2024	298	298
7.9% due 2029	696	696
7.3% due 2031	747	747
7.1% due 2033	598	598
6.0% due 2040	745	745
5.6% due 2041	1,242	1,242
Total fixed-rate public notes	5,625	5,625
Financing obligations associated with floating production system	264	331
Fair value adjustments - interest rate hedging	31	31
Total debt excluding Bakken Midstream	$5,920	$5,987

Debt related to Bakken Midstream:
Bakken Midstream - term loan A facility	$600	$—
Bakken Midstream - revolving credit facility	110	—
Total debt related to Bakken Midstream	$710	$—

Total long-term debt:
Total debt (a) (b)	$6,630	$5,987
Less: Current maturities of long-term debt	86	68
Total long-term debt	$6,544	$5,919
(a)	At December 31, 2015 the fair value of total debt amounted to $6,515 million (2014: $7,003 million).
(b)	The aggregate long‑term debt maturing during the next five years is as follows (in millions): 2016—$86; 2017—$412; 2018—$123; 2019—$1,121 and 2020—$560.

In January 2015, we entered into a new $4 billion syndicated revolving credit facility that expires in January 2020.  The new facility, which replaced a $4 billion facility that was scheduled to expire in April 2016, can be used for borrowings and letters of credit.  Based on our credit rating as of December 31, 2015, borrowing on the facility will generally bear interest at 1.075% above the London Interbank Offered Rate (LIBOR) with the facility fee amounting to 0.175% per annum.  The

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate and facility fee are subject to adjustment if our credit rating changes.  At December 31, 2015, there were no borrowings outstanding or letters of credit issued against the syndicated revolving credit facility. In June 2014, we issued $600 million of unsecured, fixed-rate notes ($598 million net of discount) comprising $300 million with a coupon of 1.3% and scheduled to mature in June 2017 as well as $300 million with a coupon of 3.5% and scheduled to mature in July 2024.  In 2014, we repaid $590 million of debt, including $250 million of unsecured, fixed-rate notes, $249 million for the payment of various lease obligations primarily to retire retail gasoline station leases and $74 million assumed in the acquisition of WilcoHess.  In 2015 we capitalized $45 million of interest (2014: $76 million; 2013: $60 million).

At December 31, 2015, and 2014, our fixed-rate public notes had a principal amount of $5,650 million ($5,625 million net of unamortized discount) with a weighted average interest rate 6.4%.  Our long‑term debt agreements, including the revolving credit facility, contain financial covenants that restrict the amount of total borrowings and secured debt.  The most restrictive of these covenants allow us to borrow up to an additional $5,495 million of secured debt at December 31, 2015.

In July 2015, HIP, a 50/50 joint venture between us and GIP, incurred $600 million of debt through a 5-year Term Loan A facility.  The proceeds from the debt were distributed equally to the partners.  HIP also entered into a $400 million 5-year syndicated revolving credit facility, which can be used for borrowings and letters of credit, and is expected to fund the joint venture’s operating activities and capital expenditures.  Borrowings on both loan facilities generally bear interest at LIBOR plus an applicable margin ranging from 1.10% to 2.00%.  Facility fees on the revolving credit facility accrue at an applicable rate every quarter, ranging from 0.15% to 0.35% per annum.  Prior to obtaining credit ratings, applicable interest margins and facility fees are based on the joint venture’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If the joint venture obtains credit ratings, pricing levels will be based on its credit ratings in effect from time to time.  The joint venture is subject to customary covenants in the credit agreement, including financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.  At December 31, 2015, borrowings attributable to the joint venture, which are non-recourse to Hess Corporation, amounted to $600 million on the Term Loan A loan facility and $110 million on the revolving credit facility.  HIP is in compliance with all debt covenants at December 31, 2015, and its financial covenants do not currently impact their ability to issue indebtedness to fund future capital expenditures.

Outstanding letters of credit at December 31 were as follows:

	2015	2014
	(In millions)
Committed lines (a)	$10	$25
Uncommitted lines (a)	103	372
Total (b)	$113	$397
(a)	At December 31, 2015, committed and uncommitted lines have expiration dates through 2016.
(b)

At December 31, 2015, $32 million relates to contingent liabilities and $81 million relates to liabilities recorded in the Consolidated Balance Sheet (2014: $54 million and $343 million, respectively).

9.  Dispositions

2015:  In December, we completed the disposition of our interest in Algeria and recognized a pre-tax loss of $21 million ($21 million after income taxes), and sold land associated with our former joint venture interest in the Bayonne Energy Center for $20 million, resulting in a pre-tax gain of $20 million ($13 million after income taxes).  In the third quarter of 2015, we completed the sale of approximately 13,000 acres of Utica dry gas acreage for a sale price of approximately $120 million.  This transaction resulted in a pre-tax gain of $49 million ($31 million after income taxes).

2014:  In January, we completed the sale of our interest in the Pangkah asset, offshore Indonesia for cash proceeds of approximately $650 million, which resulted in a pre-tax gain of $31 million ($10 million loss after income taxes). In April, we completed the sale of our interests in Thailand for cash proceeds of approximately $805 million, which resulted in a pre-tax gain of $706 million ($706 million after income taxes).  In the first six months of 2014, we completed the sale of approximately 77,000 net acres in the dry gas area of the Utica shale play including related wells and facilities through multiple transactions, for cash proceeds of $1,075 million and recorded a pre-tax gain of $62 million ($35 million gain after income taxes).  In June, we completed the sale of our joint venture interest in an electric generating facility in Newark, New Jersey for cash proceeds of $320 million, resulting in a pre-tax gain of approximately $13 million ($8 million after income taxes).  In September, we sold our joint venture interest in Bayonne Energy Center for $79 million, which did not result in a gain or loss.  Also in September, we completed the sale of our interest in an exploration asset in the United Kingdom North Sea for $53 million, which resulted in a pre-tax gain of $33 million ($33 million after income taxes).

2013:  In January, we completed the sale of our interests in the Beryl fields and the Scottish Area Gas Evacuation System

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the UK North Sea for cash proceeds of $442 million; this transaction resulted in a pre‑tax gain of $328 million ($323 million after income taxes).  In March, we sold our interests in the Azeri‑Chirag‑Guneshli fields, offshore Azerbaijan in the Caspian Sea, and the associated Baku‑Tbilisi‑Ceyhan (BTC) oil transportation pipeline company for cash proceeds of $884 million; this transaction resulted in a pre‑tax gain of $360 million ($360 million after income taxes).  In April, we completed the sale of our Russian subsidiary, Samara-Nafta, for cash proceeds of $2.1 billion; based on our 90% interest in Samara-Nafta, after-tax proceeds to Hess were approximately $1.9 billion.  This transaction resulted in a pre-tax gain of $1,119 million ($1,119 million after income taxes), which was reduced by $168 million for the noncontrolling interest holder’s share of the gain, resulting in a net gain attributable to us of $951 million.  In December, we completed the sale of our interest in the Natuna A Field, offshore Indonesia for total cash proceeds of approximately $656 million; this transaction resulted in a pre‑tax gain of $388 million ($343 million after income taxes).

10.  Impairment

In 2015, we recorded pre-tax goodwill impairment charges totaling $1,483 million ($1,483 million after income taxes).  As a result of establishing the Bakken Midstream operating segment in the second quarter of 2015, (see Note 6, Goodwill), we performed impairment tests on the Offshore and Onshore reporting units prior to creation of the Bakken Midstream segment in accordance with accounting standards for goodwill.  No impairment resulted from this assessment.  In addition, we performed separate impairment tests at June 30, 2015, on the allocated goodwill to the Bakken Midstream segment and Onshore reporting unit of the E&P segment following the creation of the Bakken Midstream segment.  No impairment existed for the Bakken Midstream segment, but goodwill allocated to the Onshore reporting unit of $385 million did not pass the impairment test, and as a result was reduced to its implied fair value of zero based on a hypothetical purchase price allocation as stipulated in the accounting standards.  In addition, as part of the further deterioration in crude oil prices in the fourth quarter of 2015, we determined goodwill allocated to the Offshore reporting unit of $1,098 million did not pass the impairment test, and as a result was reduced to its implied fair value of zero based on a hypothetical purchase price allocation as stipulated in the accounting standards.  Fair value of our Onshore and Offshore reporting units were determined using multiple valuation techniques, including projected discounted cash flows of producing assets and known development projects.  The determination of projected discounted cash flows depends on estimates about oil and gas reserves, future prices, operating costs, capital expenditures, discount rate and timing of future net cash flows.  We also considered the relative market valuation of similar peer companies using market multiples, and other observable market data, in assessing fair value of each reporting unit.  The valuation methodologies used represent Level 3 measurements as defined by accounting standards.

As a result of declining commodity prices, in 2015 we also recognized an impairment charge of $133 million pre-tax ($83 million after income taxes) relating to our conventional legacy assets in North Dakota based projected discounted cash flows, using similar Level 3 inputs to those discussed above.

In 2013, we announced the sale of our E&P assets in Indonesia for approximately $1.3 billion.  The sale was executed in two separate transactions, with Natuna A completing in December 2013 and Pangkah in January 2014, as a result of a partner exercising their preemptive rights.  Based on the sales proceeds for each transaction, results of operations for 2013 included a pre‑tax gain on sale related to Natuna A of $388 million ($343 million after income taxes), and a pre‑tax asset impairment charge of $289 million ($187 million after income taxes) to adjust the carrying value of the Pangkah assets to their fair value at December 31, 2013.

11.  Share-based Compensation

We have established and maintain a Long-term Incentive Plan (LTIP), as amended, for the granting of restricted common shares, performance share units (PSUs) and stock options to our employees.  As of December 31, 2015, the total number of authorized common stock under LTIP, as amended, was 38.0 million shares, of which we have 14.2 million shares available for issuance.  Outstanding restricted stock and PSUs generally vest three years from the date of grant.  Restricted common shares are valued based on the prevailing market price of our common stock on the date of grant.  Outstanding stock options vest over three years from the date of grant and have a 10‑year term and an exercise price equal to the market price on the date of grant.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividend equivalents for the performance period will accrue on performance shares, but will only be paid out on earned shares after the performance period.

Share‑based compensation expense consisted of the following:

	Before Income Taxes			After Income Taxes
	2015	2014	2013 (b)	2015	2014	2013
	(In millions)
Restricted stock	$67	$62	$31	$42	$39	$19
Stock options	5	2	13	3	1	8
Performance share units	25	19	10	16	12	6
Total (a)	$97	$83	$54	$61	$52	$33
(a)	Includes pre‑tax share‑based compensation expense included in Income from continuing operations of approximately $97 million, $87 million and $60 million for 2015, 2014 and 2013, respectively.
(b)

Reflects the reversal of $33 million ($25 million for restricted stock, $7 million for PSUs and $1 million for stock options) in compensation expense for grants that were not expected to vest as a result of our transformation to a pure play E&P company.

Based on share‑based compensation awards outstanding at December 31, 2015, unearned compensation expense, before income taxes, will be recognized in future years as follows (in millions): 2016—$73, 2017—$42  and 2018—$6.

Share‑based compensation activity consisted of the following:

	Performance Share Units		Stock Options		Restricted Stock
	Performance Share Units	Weighted - Average Fair Value on Date of Grant	Options	Weighted - Average Exercise Price per Share	Shares of Restricted Common Stock	Weighted - Average Price on Date of Grant
	(In thousands, except per share amounts)
Outstanding at January 1, 2015	800	$89.91	6,766	$66.79	2,901	$71.58
Granted	366	76.64	521	74.49	1,131	74.38
Exercised	—	—	(244)	48.51	—	—
Vested	(288)	72.93	—	—	(921)	63.63
Forfeited	(58)	97.16	(132)	79.29	(291)	71.39
Outstanding at December 31, 2015	820	$89.43	6,911	$67.77	2,820	$75.32

As of December 31, 2015, there were 6.91 million outstanding stock options (6.31 million exercisable) with a weighted average remaining contractual life of 3.5 years (3.0 years for exercisable options).  The weighted average exercise price for options exercisable at December 31, 2015 was $67.03 per share.

The following weighted average assumptions were utilized to estimate the fair value of stock options:

	2015	2014	2013
Risk free interest rate	1.77%	1.86%	—
Stock price volatility	0.312	0.363	—
Dividend yield	1.34%	1.24%	—
Expected life in years	6.0	6.0	—
Weighted average fair value per option granted	$21.00	$26.46	—

The following weighted average assumptions were utilized to estimate the fair value of PSU awards:

	2015	2014	2013
Risk free interest rate	1.02%	0.65%	0.36%
Stock price volatility	0.270	0.359	0.359
Contractual term in years	3.0	3.0	3.0
Grant date price of Hess common stock	$74.49	$80.35	$69.49

The risk free interest rate is based on the vesting period of the award and is obtained from published sources.  The stock price volatility is determined from the historical stock prices of the peer group using the vesting period.  The contractual term is equivalent to the vesting period.

12.  Retirement Plans

  We have funded noncontributory defined benefit pension plans for a significant portion of our employees.  In addition, we have an unfunded supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from our principal pension plans, were it not for limitations imposed by income tax regulations.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The plans provide defined benefits based on years of service and final average salary.  Additionally, we maintain an unfunded postretirement medical plan that provides health benefits to certain qualified retirees from ages 55 through 65.  The measurement date for all retirement plans is December 31.

The following table summarizes the benefit obligations, the fair value of plan assets, and the funded status of our pension and postretirement medical plans:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2015	2014	2015	2014	2015	2014
	(In millions)
Change in benefit obligation
Balance at January 1	$2,450	$1,957	$278	$253	$94	$97
Service cost	51	45	16	12	4	4
Interest cost	93	91	9	9	3	3
Actuarial (gain) loss (a)	(156)	470	(2)	61	5	(4)
Benefit payments (b)	(85)	(77)	(42)	(57)	(8)	(6)
Plan curtailments	(4)	(3)	—	—	—	—
Special termination benefits	1	2	—	—	—	—
Foreign currency exchange rate changes	(29)	(35)	—	—	—	—
Balance at December 31	2,321	2,450	259	278	98	94
Change in fair value of plan assets
Balance at January 1	$2,251	$2,145	$—	$—	$—	$—
Actual return on plan assets	28	151	—	—	—	—
Employer contributions	44	68	42	57	8	6
Benefit payments (b)	(85)	(77)	(42)	(57)	(8)	(6)
Foreign currency exchange rate changes	(32)	(36)	—	—	—	—
Balance at December 31	2,206	2,251	—	—	—	—
Funded status (plan assets greater (less) than benefit obligations) at December 31	$(115)	$(199)	$(259)	$(278)	$(98)	$(94)
Unrecognized net actuarial (gains) losses	775	859	105	135	—	(5)
(a)	The change in discount rate and mortality assumptions in 2014 resulted in total actuarial losses of approximately $330 million and $125 million, respectively.
(b)	Benefit payments include lump-sum settlement payments of $41 million in 2015 and $55 million in 2014.

  Amounts recognized in the Consolidated Balance Sheet at December 31 consisted of the following:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2015	2014	2015	2014	2015	2014
	(In millions)
Pension asset / (accrued benefit liability)	$(115)	$(199)	$(259)	$(278)	$(98)	$(94)
Accumulated other comprehensive loss, pre-tax (a)	775	859	105	135	—	(5)
(a)	The after‑tax deficit reflected in Accumulated other comprehensive income (loss) was $563 million at December 31, 2015 (2014: $652 million).

At December 31, 2015, the accumulated benefit obligation for the funded and unfunded defined benefit pension plans was $2,223 million and $196 million, respectively (2014: $2,325 million and $214 million, respectively).

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net periodic benefit cost for funded and unfunded pension plans, and the postretirement medical plan, is as follows:

	Pension Plans			Postretirement Medical Plan
	2015	2014	2013	2015	2014	2013
	(In millions)
Service cost	$67	$57	$73	$4	$4	$4
Interest cost	102	100	89	3	3	3
Expected return on plan assets	(168)	(161)	(141)	—	—	—
Amortization of unrecognized net actuarial losses	75	32	61	—	—	1
Settlement loss	17	24	—	—	—	—
Curtailment loss	—	—	1	—	—	—
Special termination benefit recognized	1	1	5	—	—	—
Net periodic benefit cost	$94	$53	$88	$7	$7	$8

For 2016, the pension and postretirement medical expense is estimated to be approximately $71 million, which includes approximately $64 million related to the amortization of unrecognized net actuarial losses.

The weighted average actuarial assumptions used for funded and unfunded pension plans were as follows:

	2015	2014	2013
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	4.1%	3.8%	4.6%
Rate of compensation increase	4.5%	5.0%	4.4%
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	3.8%	4.6%	4.0%
Expected return on plan assets	7.5%	7.5%	7.5%
Rate of compensation increase	5.0%	4.4%	4.3%

The actuarial assumptions used for postretirement medical plan, as follows:

	2015	2014	2013
Assumptions used to determine benefit obligations at December 31
Discount rate	3.5%	3.1%	3.6%
Initial health care trend rate	6.7%	6.8%	7.1%
Ultimate trend rate	4.5%	4.5%	4.6%
Year in which ultimate trend rate is reached	2038	2029	2027

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

Our investment strategy is to maximize long‑term returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes.  Asset classes and target allocations are determined by our investment committee and include domestic and foreign equities, fixed income, and other investments, including hedge funds, real estate and private equity.  Investment managers are prohibited from investing in securities issued by the Corporation unless indirectly held as part of an index strategy.  The majority of plan assets are highly liquid, providing ample liquidity for benefit payment requirements.  The current target allocations for plan assets are 50% equity securities, 25% fixed income securities (including cash and short‑term investment funds) and 25% to all other types of investments.  Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide the fair value of the financial assets of the funded pension plans as of December 31, 2015 and 2014 in accordance with the fair value measurement hierarchy described in Note 1, Nature of Operations, Basis of Presentation and Summary of Accounting Policies included herewith.

	Level 1	Level 2	Level 3	Total
	(In millions)
December 31, 2015
Cash and short-term investment funds	$—	$34	$—	$34
Equities:
U.S. equities (domestic)	556	—	—	556
International equities (non-U.S.)	159	266	—	425
Global equities (domestic and non-U.S.)	2	217	—	219
Fixed income:
Treasury and government issued (a)	—	213	—	213
Government related (b)	—	6	1	7
Mortgage-backed securities (c)	—	174	2	176
Corporate	—	157	—	157
Other:
Hedge funds	—	—	216	216
Private equity funds	—	—	122	122
Real estate funds	12	—	52	64
Diversified commodities funds	—	17	—	17
	$729	$1,084	$393	$2,206
December 31, 2014
Cash and short-term investment funds	$6	$47	$—	$53
Equities:
U.S. equities (domestic)	719	—	—	719
International equities (non-U.S.)	72	177	—	249
Global equities (domestic and non-U.S.)	10	218	—	228
Fixed income:
Treasury and government issued (a)	—	222	—	222
Government related (b)	—	7	1	8
Mortgage-backed securities (c)	—	147	1	148
Corporate	3	137	—	140
Other:
Hedge funds	—	—	302	302
Private equity funds	—	—	105	105
Real estate funds	12	—	48	60
Diversified commodities funds	—	17	—	17
	$822	$972	$457	$2,251
(a)	Includes securities issued and guaranteed by U.S. and non‑U.S. governments.
(b)	Primarily consists of securities issued by governmental agencies and municipalities.
(c)	Comprised of U.S. residential and commercial mortgage-backed securities.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables provide changes in financial assets that are measured at fair value based on Level 3 inputs that are held by institutional funds classified as:

			Private	Real
	Fixed	Hedge	Equity	Estate
	Income	Funds	Funds	Funds	Total
	(In millions)
Balance at January 1, 2014	$3	$291	$89	$47	$430
Actual return on plan assets	—	9	15	—	24
Purchases, sales or other settlements	(1)	2	1	1	3
Net transfers in (out) of Level 3	—	—	—	—	—
Balance at December 31, 2014	2	302	105	48	457
Actual return on plan assets	—	(5)	18	9	22
Purchases, sales or other settlements	1	(81)	(1)	(5)	(86)
Net transfers in (out) of Level 3	—	—	—	—	—
Balance at December 31, 2015	$3	$216	$122	$52	$393

We expect to contribute approximately $27 million to our funded pension plans in 2016.

Estimated future benefit payments by the funded and unfunded pension plans, and the postretirement medical plan, which reflect expected future service, are as follows (in millions):

2016	$111
2017	117
2018	120
2019	129
2020	134
Years 2021 to 2025	711

We also have several defined contribution plans for certain eligible employees.  Employees may contribute a portion of their compensation to these plans and we match a portion of the employee contributions.  We recorded expense of $28 million in 2015 for contributions to these plans (2014: $32 million; 2013: $41 million).

In February 2016, we assumed the HOVENSA pension plan as per the court approved settlement of the HOVENSA Liquidation Plan.  See Note 23, Subsequent Events.

13.  Exit and Disposal Costs

In 2015, we incurred severance expense of $13 million (2014: $76 million; 2013: $252 million) and paid accrued severance costs of $57 million (2014: $170 million; 2013: $81 million).  The employee severance charges primarily resulted from our divestiture program announced in 2013.  The severance charges were based on amounts incurred under ongoing severance arrangements or other statutory requirements, plus amounts earned under enhanced benefit arrangements.  The expense associated with the enhanced benefits was recognized ratably over the estimated service period required for the employee to earn the benefit upon termination.

In 2015, we recorded exit related costs of $15 million (2014: $65 million; 2013: $220 million) and paid $21 million (2014: $158 million; 2013: $102 million) for accrued facility and other exit costs.  The facility and other exit costs relate to charges associated with the cessation of use of certain leased office space, contract terminations, professional fees, and costs associated with the shutdown of Port Reading refining operations.

At December 31, 2015, we have accrued liabilities of $33 million (2014: $77 million) for severance and $19 million (2014: $25 million) for exit related costs.  We expect to make all payments for severance in 2016, and to pay facility and exit cost through 2027.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of:

	2015	2014	2013
	(In millions)
United States
Federal
Current	$(7)	$(1)	$8
Deferred	(995)	156	103
State	(61)	57	9
	(1,063)	212	120
Foreign
Current	4	453	941
Deferred	(231)	79	186
	(227)	532	1,127
Total	(1,290)	744	1,247
Adjustment of deferred taxes for foreign income tax law changes (a)	(9)	—	(682)
Total provision (benefit) for income taxes	$(1,299)	$744	$565
(a)

The reported amount for 2015 reflects $9 million for the effect of a change in Norway’s hydrocarbon and base corporate income tax rates in December 2015.  The reported amount for 2013 reflects $674 million for the effect of the Denmark hydrocarbon income tax law change to the Chapter 3A regime in December 2013 and $8 million for the effect of a change in Norway’s hydrocarbon and base corporate income tax rates in December 2013.

Income (loss) from continuing operations before income taxes consisted of the following:

	2015	2014	2013
	(In millions)
United States (a)	$(2,728)	$676	$580
Foreign	(1,530)	1,760	4,021
Total income (loss) from continuing operations before income taxes	$(4,258)	$2,436	$4,601
(a)	Includes substantially all of our interest expense, corporate expense and the results of commodity hedging activities.

The components of deferred tax liabilities and deferred tax assets at December 31 were as follows:

	2015	2014
	(In millions)
Deferred tax liabilities
Property, plant and equipment and investments (a)	$(3,743)	$(4,226)
Other	(257)	(269)
Total deferred tax liabilities	(4,000)	(4,495)
Deferred tax assets
Net operating loss carryforwards	3,852	3,010
Tax credit carryforwards	188	193
Property, plant and equipment and investments (a)	981	1,110
Accrued compensation, deferred credits and other liabilities	492	449
Asset retirement obligations	1,220	1,421
Other	165	261
Total deferred tax assets	6,898	6,444
Valuation allowances	(1,579)	(1,416)
Total deferred tax assets, net of valuation allowances	5,319	5,028
Net deferred tax assets	$1,319	$533
(a)	2014 has been adjusted to conform to the 2015 presentation.

At December 31, 2015, we have recognized a gross deferred tax asset related to net operating loss carryforwards of $3,852 million before application of valuation allowances.  The deferred tax asset is comprised of $2,245 million attributable to foreign net operating losses which begin to expire in 2025, $1,394 million attributable to U.S. federal operating losses which begin to expire in 2020 and $213 million attributable to losses in various U.S. states which begin to expire in 2016.  The deferred tax asset attributable to foreign net operating losses, net of valuation allowances, is $1,631 million, substantially all of which relates to loss carryforwards in Denmark, Norway and Malaysia.  The deferred tax asset attributable to federal net operating losses, net of valuation allowances, is $1,394 million.  The deferred tax asset attributable to state net operating losses, net of valuation allowances, is $63 million, substantially all of which relates to North Dakota.  At December 31, 2015, we have federal, state and foreign alternative minimum tax credit carryforwards of $102 million which can be carried forward indefinitely, and approximately $1 million of other business credit carryforwards.  The deferred tax asset attributable to these

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credits, net of valuation allowances is $54 million.  A full valuation allowance is established against our foreign tax credit carryforwards of $85 million which begin to expire in 2016.

In the Consolidated Balance Sheet, deferred tax assets and liabilities are netted by taxing jurisdiction and are recorded at December 31 as follows:

	2015	2014
	(In millions)
Deferred income taxes (long-term asset)	$2,653	$2,371
Deferred income taxes (long-term liability)	(1,334)	(1,838)
Net deferred tax assets	$1,319	$533

The difference between our effective income tax rate from continuing operations and the U.S. statutory rate is reconciled below:

	2015	2014	2013
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations (a)(b)	5.9	0.7	5.9
State income taxes, net of Federal income tax	0.9	1.5	0.1
Change in enacted tax laws	0.2	—	(14.8)
Gains on asset sales, net	(0.2)	(8.3)	(15.6)
Goodwill impairment	(12.2)	—	—
Valuation allowance against previously benefitted deferred tax assets (a)	(3.1)	0.6	1.0
Benefit of legal entity restructuring	3.5	—	—
Other (a)	0.5	1.0	0.7
Total	30.5%	30.5%	12.3%
(a)	2014 and 2013 have been adjusted to conform to the 2015 presentation.
(b)	The variance in effective income tax rates attributable to the effect of foreign operations primarily resulted from the mix of income among high and low tax rate jurisdictions.

Below is a reconciliation of the gross beginning and ending amounts of unrecognized tax benefits:

	2015	2014
	(In millions)
Balance at January 1	$ 603	$ 570
Additions based on tax positions taken in the current year	19	42
Additions based on tax positions of prior years	29	70
Reductions based on tax positions of prior years	(31)	(76)
Reductions due to settlements with taxing authorities	(12)	(3)
Reductions due to lapses in statutes of limitation	(4)	—
Balance at December 31	$ 604	$ 603
The December 31, 2015 balance of unrecognized tax benefits includes $529 million that, if recognized, would impact our effective income tax rate.  Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease between $109 million to $161 million due to settlements with taxing authorities or other resolutions, as well as lapses in statutes of limitation.  At December 31, 2015, our accrued interest and penalties related to unrecognized tax benefits is $74 million (2014: $62 million).

We have not recognized deferred income taxes on the portion of undistributed earnings of foreign subsidiaries expected to be indefinitely reinvested in foreign operations.  At December 31, 2015, we have undistributed earnings from foreign subsidiaries, which we expect to be indefinitely reinvested in foreign operations, of approximately $7.7 billion.  We have not measured the unrecognized deferred tax liability related to these earnings because this determination is not practicable.

We file income tax returns in the U.S. and various foreign jurisdictions.  We are no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2005.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Outstanding and Weighted Average Common Shares

The following table provides the changes in our outstanding common shares:

	2015	2014	2013
	(In millions)
Balance at January 1	285.8	325.3	341.5
Activity related to restricted common stock awards, net	0.8	0.6	0.8
Stock options exercised	0.2	3.3	2.3
PSU vested	0.6	—	—
Shares repurchased (a)	(1.4)	(43.4)	(19.3)
Balance at December 31	286.0	285.8	325.3
(a)	See Note 17, Share Repurchase Plan.

The following table presents the calculation of basic and diluted earnings per share:

	2015	2014	2013
	(In millions)
Income (loss) from continuing operations, net of income taxes	$(2,959)	$1,692	$4,036
Less: Net income (loss) attributable to noncontrolling interests	49	—	176
Net income (loss) from continuing operations attributable to Hess Corporation	(3,008)	1,692	3,860
Income from discontinued operations, net of income taxes	(48)	682	1,186
Less: Net income (loss) attributable to noncontrolling interests	—	57	(6)
Net income from discontinued operations attributable Hess Corporation	(48)	625	1,192
Net income (loss) attributable to Hess Corporation	$(3,056)	$2,317	$5,052

Weighted average common shares outstanding:
Basic	283.6	303.7	336.6
Effect of dilutive securities
Restricted common stock	—	1.5	1.4
Stock options	—	1.8	1.7
Performance share units	—	0.7	1.2
Diluted	283.6	307.7	340.9

Net income (loss) attributable to Hess Corporation per share:
Basic:
Continuing operations	$(10.61)	$5.57	$11.47
Discontinued operations	(0.17)	2.06	3.54
Net income (loss) per share	$(10.78)	$7.63	$15.01
Diluted:
Continuing operations	$(10.61)	$5.50	$11.33
Discontinued operations	(0.17)	2.03	3.49
Net income (loss) per share	$(10.78)	$7.53	$14.82

The weighted average common shares used in the diluted earnings per share calculations excluded the effect of approximately 6.9 million stock options, 2.9 million restricted stock awards and 1.0 million PSUs from calculating diluted shares as those are anti-dilutive.  We excluded 1.4 million of stock options in 2014 (2013: 4.4 million) from calculating weighted average shares used in the diluted earnings per share, because their effect would be anti-dilutive.

In 2015 and 2014, cash dividends declared on common stock totaled $1.00 per share ($0.25 per quarter).  In 2013, cash dividends declared on common stock totaled $0.70 per share ($0.10 per share for the first two quarters and $0.25 per share commencing in the third quarter of 2013).

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Supplementary Cash Flow Information

The following information supplements the Statement of Consolidated Cash Flows:

	2015	2014	2013
	(In millions)
Cash Flows From Operating Activities
Interest paid	$(331)	$(326)	$(408)
Income taxes paid, net of refunds	(140)	(455)	(1,353)

Cash Flows From Investing Activities
Capital expenditures incurred - E&P	(3,753)	(4,920)	(5,174)
Increase (decrease) in related liabilities	(203)	53	(239)
Additions to property, plant and equipment - E&P	(3,956)	(4,867)	(5,413)

Capital expenditures incurred - Bakken Midstream	(296)	(301)	(535)
Increase (decrease) in related liabilities	(69)	(46)	11
Additions to property, plant and equipment - Bakken Midstream	(365)	(347)	(524)

Cash Flows From Financing Activities
Contribution from formation of Bakken Midstream joint venture	2,628	—	—
Distributions to partner in Bakken Midstream joint venture	(332)	—	—
Noncontrolling interests, net related to Continuing operations	2,296	—	—

Significant Non-Cash Transactions
Increase in debt due to construction of a floating production system - Tubular Bells Field	$—	$68	$116

17.  Share Repurchase Plan

In 2013, our Board of Directors authorized the repurchase of up to $4.0 billion in aggregate purchase price of our common stock.  In May 2014, the Board of Directors approved an increase in the program to $6.5 billion.  Repurchases under this program were as follows:

	2015	2014	2013	To Date
	(In millions, except cost per share)
Total cost of shares repurchased	$91	$3,722	$1,538	$5,351
Total number of shares repurchased	1.45	43.35	19.31	64.11
Average cost per share (including transaction fees)	$62.76	$85.83	$79.65	$83.45

As of December 31, 2015, we are authorized but not required to purchase additional common stock up to a value of $1.15 billion.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Leased Assets

We and certain of our subsidiaries lease drilling rigs, tankers, office space and other assets for varying periods under contractual obligations accounted for as operating leases.  Operating lease expenses for drilling rigs used to drill development wells and successful exploration wells are capitalized.  At December 31, 2015, future minimum rental payments applicable to non‑cancelable operating leases with remaining terms of one year or more (other than oil and gas property leases) are as follows (in millions):

2016	$674
2017	524
2018	401
2019	366
2020	107
Remaining years	373
Total minimum lease payments	2,445
Less: Income from subleases	85
Net minimum lease payments	$2,360

Rental expense was as follows:

	2015	2014	2013
	(In millions)
Total rental expense	$167	$248	$355
Less: Income from subleases	10	17	15
Net rental expense	$157	$231	$340

19.  Guarantees, Contingencies and Commitments

Guarantees and Contingencies

At December 31, 2015, we have $32 million in letters of credit for which we are contingently liable.  In addition, we are subject to loss contingencies with respect to various claims, lawsuits and other proceedings.  A liability is recognized in our consolidated financial statements when it is probable that a loss has been incurred and the amount can be reasonably estimated.  If the risk of loss is probable, but the amount cannot be reasonably estimated or the risk of loss is only reasonably possible, a liability is not accrued; however, we disclose the nature of those contingencies.  We cannot predict with certainty if, how or when existing claims, lawsuits and proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages.  Numerous issues may need to be resolved, including through lengthy discovery, conciliation and/or arbitration proceedings, or litigation before a loss or range of loss can be reasonably estimated.  Subject to the foregoing, in management’s opinion, based upon currently known facts and circumstances, the outcome of such lawsuits, claims and proceedings, including the matters described below, is not expected to have a material adverse effect on our financial condition.  However, we could incur judgments, enter into settlements or revise our opinion regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and our cash flows in the period in which the amounts are paid.

  In May 2005, the government of the U.S. Virgin Islands filed a complaint in the District Court of the Virgin Islands against HOVENSA LLC (“HOVENSA”),  a 50/50 joint venture between our subsidiary, Hess Oil Virgin Islands Corp. (“HOVIC”), and a subsidiary of Petroleos de Venezuela S.A. (PDVSA), and other companies that operated industrial facilities on the south shore of St. Croix asserting that the defendants are liable under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and territorial statutory and common law for damages to natural resources.  In 2014, HOVIC, HOVENSA and the government of the U.S. Virgin Islands entered into a settlement agreement pursuant to which HOVENSA paid $3.5 million and agreed to pay the government of the U.S. Virgin Islands an additional $40 million no later than December 31, 2014.  On September 15, 2015, HOVENSA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States District Court of the Virgin Islands - Bankruptcy Division (the “Bankruptcy Court”) and commenced a court-supervised sale of substantially all of its assets pursuant to section 363 of the Bankruptcy Code.  To fund HOVENSA's sale process and orderly wind-down, HOVENSA entered into a $40 million debtor-in-possession credit facility with HOVENSA’s owners, the terms of which were approved by the Bankruptcy Court.  On December 1, 2015, the Bankruptcy Court entered an order approving the sale of HOVENSA’s terminal and refinery assets to Limetree Bay Terminals, LLC (“Limetree”).  The Senate of the U.S. Virgin Islands approved the sale on December 29, 2015, and the sale to Limetree was completed on January 4, 2016.  The $40 million claim held by the U.S. Virgin Islands government against HOVENSA on account of the 2014 settlement agreement

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was also paid from the sale proceeds.  On January 19, 2016, the Bankruptcy Court entered an order confirming HOVENSA’s Chapter 11 plan of liquidation (the “Liquidation Plan”).  Under the Liquidation Plan, HOVENSA established a liquidating trust to distribute certain assets and sale proceeds to its creditors, established an environmental response trust to administer to HOVENSA’s remaining environmental obligations and will conduct an orderly wind-down of its remaining activities.  The Liquidation Plan also provides for releases of any claims held by HOVENSA and its bankruptcy estate against us and HOVIC, and releases any claims held by certain third-party creditors of HOVENSA against us and HOVIC both effective upon the effective date of the Liquidation Plan.  In connection with the Liquidation Plan and HOVENSA’s asset sale, HOVIC relinquished its claims against HOVENSA on account of the promissory notes issued by HOVENSA to HOVIC.

On September 13, 2015, the government of the U.S. Virgin Islands filed a complaint against us in the territorial Superior Court of the Virgin Islands, Division of St. Croix, alleging, among other things, that we violated territorial statutes  and committed various torts in connection with the 50% ownership interest of our subsidiary, HOVIC, in HOVENSA.  In connection with the closing of HOVENSA’s asset sale to Limetree, we, the government of the U.S. Virgin Islands, HOVIC, HOVENSA, and PDVSA entered into a mutual release agreement that resulted in the dismissal, with prejudice, of all pending litigation among those parties, including the lawsuit filed by the government of the U.S. Virgin Islands against us and various tax refund lawsuits filed by HOVIC and PDVSA against the government of the U.S. Virgin Islands.  As part of this agreement, the government of the U.S. Virgin Islands also granted us, HOVIC, and HOVENSA a general release of all other existing claims, with the exception of claims related to environmental matters, which were released upon the establishment of the environmental response trust in connection with the Liquidation Plan.

In February 2015, the Pension Benefit Guaranty Corporation (PBGC) issued a notice of determination to terminate the HOVENSA pension plan.  In connection with the HOVENSA’s sale to Limetree and the Liquidation Plan, the Corporation assumed the HOVENSA pension plan upon the effective date of the Liquidation Plan and PBGC withdrew its notice of determination.  In 2015, we recorded a charge of $30 million primarily representing the estimated net difference between the HOVENSA pension plan obligation and fair value of the plan assets.

On July 25, 2011, the Virgin Islands Department of Planning and Natural Resources commenced an enforcement action against HOVENSA by issuance of documents titled “Notice Of Violation, Order For Corrective Action, Notice Of Assessment of Civil Penalty, Notice Of Opportunity For Hearing” (the “NOVs”).  The NOVs assert violations of Virgin Islands’ Air Pollution Control laws and regulations arising out of odor incidents on St. Croix in May 2011 and proposed total penalties of $210,000.  We expect that any penalties arising from this matter will be covered by the liquidating trust established under the Liquidation Plan.

We, along with many companies engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline.  A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us.  The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE.  The majority of the cases asserted against us have been settled.  In June 2014, the Commonwealth of Pennsylvania and the State of Vermont each filed independent lawsuits alleging that we and all major oil companies with operations in each respective state, have damaged the groundwater in those states by introducing thereto gasoline with MTBE.  The Pennsylvania suit has been removed to Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York.  The suit filed in Vermont is proceeding there in a state court.  An action brought by the Commonwealth of Puerto Rico was settled in conjunction with the Bankruptcy Court’s confirmation of HOVENSA’s Liquidation Plan.

We received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the lower Passaic River and the NJDEP is also seeking natural resource damages.  The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned.  We and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination; this work remains ongoing.  We and other parties settled a cost recovery claim by the State of New Jersey and also agreed with EPA to fund remediation of a portion of the site.  The EPA is continuing to study contamination and remedial designs for other portions of the River.  To that end, in April 2014 EPA issued a Focused Feasibility Study (“FFS”) proposing to conduct bank-to-bank dredging of the lower eight miles of the Passaic River at an estimated cost of $1.7 billion.  EPA may issue a Record of Decision (“ROD”) in 2016 selecting a remedy for the lower eight miles based on the FFS, but the ultimate remedy (and associated cost) for the lower Passaic River remains uncertain at this stage.  The ROD is unlikely to address an additional nine miles of the Passaic River, which may require additional remedial action.  In addition, the federal trustees for natural resources have begun a separate assessment of

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

damages to natural resources in the Passaic River.  Given the ongoing studies and the fact that EPA has not yet selected a remedy for part or all of the lower Passaic River, remedial costs cannot be reliably estimated at this time.

In March 2014, we received an Administrative Order from EPA requiring us and 26 other parties to undertake the Remedial Design for the remedy selected by the EPA for the Gowanus Canal Superfund Site in Brooklyn, New York.  The remedy includes dredging of surface sediments and the placement of a cap over the deeper sediments throughout the Canal and in-situ stabilization of certain contaminated sediments that will remain in place below the cap.  EPA has estimated that this remedy will cost $506 million; however, the ultimate costs that will be incurred in connection with the design and implementation of the remedy remain uncertain.  Our alleged liability derives from our former ownership and operation of a fuel oil terminal adjacent to the Canal.  We indicated to EPA that we would comply with the Administrative Order and are currently contributing funding for the Remedial Design based on an interim allocation of costs among the parties.  At the same time, we are participating in an allocation process whereby neutral experts selected by the parties will determine the final shares of the Remedial Design costs to be paid by each of the participants.  The parties have not yet addressed the allocation of costs associated with implementing the remedy that is currently being designed.

From time to time, we are involved in other judicial and administrative proceedings, including proceedings relating to other environmental matters.  We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages.  Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters before a loss or range of loss can be reasonably estimated for any proceeding.  Subject to the foregoing, in management’s opinion, based upon currently known facts and circumstances, the outcome of such proceedings is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Unconditional Purchase Obligations and Commitments

The following table shows aggregate information for certain unconditional purchase obligations and commitments at December 31, 2015 which are not included elsewhere within these Consolidated Financial Statements:

		Payments Due by Period
			2017 and	2019 and
	Total	2016	2018	2020	Thereafter
	(In millions)
Capital expenditures	$1,750	$1,503	$247	$—	$—
Operating expenses	548	384	108	32	24
Transportation and related contracts	1,598	121	453	433	591

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.  Segment Information

We currently have two operating segments, Exploration and Production and Bakken Midstream.  The Exploration and Production operating segment explores for, develops, produces, purchases and sells crude oil, natural gas liquids and natural gas with production operations primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Joint Development Area of Malaysia/Thailand (JDA), Malaysia, and Norway.  The Bakken Midstream operating segment provides fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, terminaling and loading crude oil and natural gas liquids, transportation of crude oil by rail car and the storage and terminaling of propane, primarily located in the Bakken shale play of North Dakota.  All unallocated costs are reflected under Corporate, Interest and Other.

The following table presents operating segment financial data for continuing operations (in millions):

2015	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$6,636	$—	$—	$—	$6,636
Intersegment Revenues	—	564	—	(564)	—
Operating Revenues	$6,636	$564	$—	$(564)	$6,636

Net income (loss) from continuing operations attributable to Hess Corporation	$(2,717)	$86	$(377)	$—	$(3,008)
Interest expense	—	10	331	—	341
Depreciation, depletion and amortization	3,852	88	15	—	3,955
Impairment	1,616	—	—	—	1,616
Provision (benefit) for income taxes	(1,111)	52	(240)	—	(1,299)
Investment in affiliates	154	—	—	—	154
Identifiable assets	28,863	2,761	2,571	—	34,195
Capital Expenditures	3,753	296	—	—	4,049

2014	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$10,737	$—	$—	$—	$10,737
Intersegment Revenues	—	319	—	(319)	—
Operating Revenues	$10,737	$319	$—	$(319)	$10,737

Net income (loss) from continuing operations attributable to Hess Corporation	$2,086	$10	$(404)	$—	$1,692
Interest expense	—	2	321	—	323
Depreciation, depletion and amortization	3,140	70	14	—	3,224
Provision (benefit) for income taxes	989	7	(252)	—	744
Investment in affiliates	151	—	—	—	151
Identifiable assets	32,742	2,465	2,042	—	37,249
Capital Expenditures	4,920	301	53	—	5,274

2013	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$11,762	$143	$—	$—	$11,905
Intersegment Revenues	125	127	—	(252)	—
Operating Revenues	$11,887	$270	$—	$(252)	$11,905

Net income (loss) from continuing operations attributable to Hess Corporation	$4,439	$(136)	$(443)	$—	$3,860
Interest Expense	—	—	406	—	406
Depreciation, depletion and amortization	2,638	33	16	—	2,687
Impairment	289	—	—	—	289
Provision (benefit) for income taxes	912	(81)	(266)	—	565
Investment in affiliates	109	—	397	—	506
Capital Expenditures	5,174	535	58	—	5,767

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents financial information by major geographic area:

	United States	Europe	Africa	Asia and Other Countries	Corporate, Interest and other	Total
	(In millions)
2015
Operating revenues	$4,150	$870	$945	$671	$—	$6,636
Net income (loss) from continuing operations attributable to Hess Corporation	(1,834)	(408)	(274)	(115)	(377)	(3,008)
Depreciation, depletion and amortization	2,449	635	539	317	15	3,955
Impairments	986	279	100	251	—	1,616
Provision (benefit) for income taxes	(522)	(84)	(48)	(405)	(240)	(1,299)
Identifiable assets	18,372	6,207	2,178	4,867	2,571	34,195
Property, plant and equipment (net) (a)	15,729	5,300	1,682	3,520	121	26,352
Capital expenditures	2,727	297	160	865	—	4,049
2014
Operating revenues	$6,270	$1,557	$2,002	$908	$—	$10,737
Net income (loss) from continuing operations attributable to Hess Corporation	654	226	545	671	(404)	1,692
Depreciation, depletion and amortization	1,751	683	487	289	14	3,224
Provision (benefit) for income taxes	446	91	435	24	(252)	744
Identifiable assets	17,729	7,730	3,002	6,746	2,042	37,249
Property, plant and equipment (net) (a)	15,595	6,339	2,235	3,232	116	27,517
Capital expenditures	3,467	524	399	831	53	5,274
2013
Operating revenues	$6,076	$1,337	$2,736	$1,756	$—	$11,905
Net income (loss) from continuing operations attributable to Hess Corporation	777	2,051	594	881	(443)	3,860
Depreciation, depletion and amortization	1,393	484	518	276	16	2,687
Impairments	—	—	—	289	—	289
Provision (benefit) for income taxes	495	(646)	767	215	(266)	565
Capital expenditures	3,613	689	578	829	58	5,767
(a)	Of the total Europe, Property, plant and equipment (net), Norway represented $4,108 million in 2015 (2014: $5,246 million).

21.  Related Party Transactions

The following table presents our related party transactions:

	2015	2014	2013
	(In millions)
Purchases:
HOVENSA	$—	$—	$—
Bayonne Energy Center LLC	—	—	38
Sales:
WilcoHess (a)	—	211	2,828
HOVENSA	—	31	90
(a)	We acquired our partners’ 56% interest in WilcoHess in January 2014 for approximately $290 million. See Note 3, Discontinued Operations.

22.  Financial Risk Management Activities

In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  In the disclosures that follow, corporate financial risk management activities refer to the mitigation of these risks through hedging activities.  We maintain a control environment for all of our financial risk management under the direction of our Chief Risk Officer.  Hedging strategies are reviewed annually by the Audit Committee of the Board of Directors.  Our treasury department is responsible for administering foreign exchange rate and interest rate hedging programs using similar controls and processes, where applicable.  Derivatives include both financial instruments and forward purchase and sale contracts.

Corporate Financial Risk Management Activities: Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produced or by reducing our exposure to foreign currency or

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct the business with the intent of reducing exposure to foreign currency fluctuations.  These forward contracts comprise various currencies, primarily the British Pound and Danish Krone.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

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

The gross volumes of the financial risk management derivative contracts outstanding at December 31, were as follows:

	2015	2014
Foreign exchange (millions of USD)	$967	$1,189
Interest rate swaps (millions of USD)	$1,300	$1,300

The table below reflects the gross and net fair values of the risk management derivative instruments, all of which are based on Level 2 inputs:

	Accounts Receivable	Accounts Payable
	(In millions)
December 31, 2015
Derivative contracts designated as hedging instruments
Interest rate	$3	$—
Total derivative contracts designated as hedging instruments	3	—
Derivative contracts not designated as hedging instruments
Foreign exchange	19	(3)
Total derivative contracts not designated as hedging instruments	19	(3)
Gross fair value of derivative contracts	22	(3)
Master netting arrangements	(3)	3
Net fair value of derivative contracts	$19	$—

December 31, 2014
Derivative contracts designated as hedging instruments
Interest rate	$39	$—
Total derivative contracts designated as hedging instruments	39	—
Derivative contracts not designated as hedging instruments
Foreign exchange	29	—
Total derivative contracts not designated as hedging instruments	29	—
Gross fair value of derivative contracts	68	—
Net fair value of derivative contracts	$68	$—

Derivative contracts designated as hedging instruments:

Commodity: In 2015, crude oil price hedging contracts increased E&P Sales and other operating revenues by $126 million, including losses of $48 million associated with changes in the time value of crude oil collars.  In 2014 and 2013, crude oil price hedging contracts increased E&P Sales and other operating revenues by $193 million and $39 million, respectively.

Interest rate swaps:  At December 31, 2015, we had interest rate swaps with gross notional amounts of $1,300 million (2014: $1,300 million), which were designated as fair value hedges.  During 2015, we settled existing interest rate swaps and received cash proceeds of $41 million.  Changes in the fair value of interest rate swaps and the hedged fixed‑rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In 2015, we recorded an increase of $4 million, excluding accrued interest, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed‑rate debt (2014: $1 million increase; 2013: $35 million decrease).

Derivative contracts not designated as hedging instruments:

Foreign exchange:  Total foreign exchange gains and losses are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income and amounted to a loss of $21 million in 2015 (2014: loss of $43 million; 2013: loss of $54 million) and includes gains or losses on foreign exchange contracts that are not designated as hedges amounting to a gain of $98 million in 2015 (2014: gain of $117 million; 2013: loss of $39 million).  The after‑tax foreign

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currency translation adjustments included in the Statement of Consolidated Comprehensive Income amounted to a loss of $344 million for the year-ended December 31, 2015 (2014: loss of $756 million; 2013: loss of $164 million).  Cumulative currency translation adjustments reduced shareholders’ equity by $1,101 million at December 31, 2015 and $757 million at December 31, 2014.

Trading Activities: In February 2015, we sold our interest in our energy trading joint venture, HETCO, which was subsequently, renamed Hartree Partners, LP (Hartree).  Pursuant to the terms of the sale, Hartree was permitted to utilize our guarantees issued in favor of Hartree's existing counterparties until November 12, 2015, provided that new trades were for a period of one year or less, complied with certain credit requirements, and net exposures remained within value at risk limits previously applied by us.  The guarantees remain in effect until the qualifying trades outstanding at November 12, 2015 mature.  We have the right to seek reimbursement from Hartree and a separate Hartree credit support facility upon any counterparty draw on the applicable guarantee from us.  No draws on the guaranteed trades have occurred through December 31, 2015.  A liability of $10 million associated with the guarantee is included in Other accrued liabilities at December 31, 2015.

Credit Risk: We are exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers.  Accounts receivable are generated from a diverse domestic and international customer base.  As of December 31, 2015, our Accounts receivable—Trade related to continuing operations were concentrated with the following counterparty industry segments:  Integrated Oil Companies — 58%, Governments — 18%, Financial Institutions — 10% and Other — 14%.  We reduce risk related to certain counterparties, where applicable, by using master netting arrangements and requiring collateral, generally cash or letters of credit.

At December 31, 2015, we had outstanding letters of credit totaling $113 million (2014: $397 million, of which $240 million related to discontinued operations).

Fair Value Measurement: We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at December 31, 2015 and December 31, 2014.  In addition, the disclosure for fair value of long-term debt in Note 8, Debt was based on Level 2 inputs.

23.  Subsequent Events

HOVENSA Bankruptcy Settlement:  On January 4, 2016, the sale of HOVENSA’s terminal and refinery assets to Limetree Bay Terminals, LLC (“Limetree”), an affiliate of ArcLight Capital Partners, LLC, closed.  On January 19, 2016, the Bankruptcy Court entered an order confirming HOVENSA’s Chapter 11 plan of liquidation (the “Liquidation Plan”).  Under the Liquidation Plan, HOVENSA established a liquidating trust to distribute certain assets and sale proceeds to its creditors, established an environmental response trust to administer to HOVENSA’s remaining environmental obligations and will conduct an orderly wind-down of its remaining activities.  The Liquidation Plan also provides for releases of any claims held by HOVENSA and its bankruptcy estate against us and HOVIC, which were effective on the effective date of the Liquidation Plan.  In connection with the Liquidation Plan and HOVENSA’s asset sale, we relinquished our claims against HOVENSA to recover the 2012 and 2015 promissory notes issued by HOVENSA.  In addition, we assumed the HOVENSA pension plan upon the effective date of the Liquidation Plan.  In 2015, we recorded a charge of $30 million primarily representing the estimated net difference between the HOVENSA pension plan obligation and fair value of the plan assets.

Hess Common and Preferred Stock Issuance:  In February 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock (Convertible Preferred Stock), par value $1 per share, with a liquidation preference of $1,000 per share, for total net proceeds of approximately $1.6 billion after deducting underwriting discounts, commissions, and estimated offering expenses.  Unless converted earlier, each share of Convertible Preferred Stock will automatically convert into between 21.822 shares and 25.642 shares of our common stock based on the average share price over a period of twenty consecutive trading days ending prior to February 1, 2019 (the “Final Average Price”), subject to anti-dilution adjustments.

We also entered into capped call transactions that are expected generally to reduce the potential dilution to our common stock upon conversion of the Convertible Preferred Stock if the Final Average Price exceeds $45.83 per share, subject to anti-dilution adjustments.  The number of common shares to be delivered by the counterparties to us will be the value of the capped call transactions at conversion divided by the Final Average Price.  The value of the capped call transactions will be zero if the Final Average Price is $45.83 or less and can be up to the capped value of approximately $98 million if the Final Average Price is $53.625 or higher.  For any Final Average Price between $45.83 and $53.625, the value of the capped call transactions will be 12.55 million covered shares multiplied by the difference between the Final Average Price and $45.83.

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

During the three-year period ended December 31, 2015, we produced crude oil, natural gas liquids and/or natural gas principally in the United States (U.S.), Europe (Norway, Denmark, Russia and the United Kingdom), Africa (Equatorial Guinea, Libya and Algeria) and Asia and Other (the Joint Development Area of Malaysia/Thailand (JDA), Malaysia, Thailand, Azerbaijan and Indonesia). Exploration activities were also conducted, or are planned, in certain of these areas as well as additional countries.  See Note 9, Dispositions in the Notes to the Consolidated Financial Statements.

Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31	Total	United States	Europe (c)	Africa	Asia and Other
	(In millions)
2015
Property acquisitions
Unproved	$22	$22	$—	$—	$—
Proved	—	—	—	—	—
Exploration (a)	622	255	1	3	363
Production and development capital expenditures (b)	3,549	2,414	310	155	670
2014
Property acquisitions
Unproved	$88	$21	$—	$—	$67
Proved	—	—	—	—	—
Exploration (a)	763	354	16	113	280
Production and development capital expenditures (b)	4,727	2,991	778	319	639
2013
Property acquisitions
Unproved	$56	$55	$—	$—	$1
Proved	—	—	—	—	—
Exploration (a)	1,044	592	98	119	235
Production and development capital expenditures (b)	5,131	2,724	1,008	586	813
(a)	Includes $45 million of exploration costs incurred for unconventional assets in 2015 (2014; $283 million; 2013: $560 million).
(b)	Includes $151 million related to the accruals and revisions for asset retirement obligations in 2015 (2014: $326 million; 2013: $615 million).
(c)	Costs incurred in oil and gas producing activities in Norway, were as follows for the years ended December 31:
	2015	2014	2013
	(In millions)
Property Acquisitions	$—	$—	$—
Exploration	—	—	6
Production and development capital expenditures*	92	525	781
*	Includes accruals and revisions for asset retirement obligations.

Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31,
	2015	2014
	(In millions)
Unproved properties	$958	$1,468
Proved properties	4,202	4,211
Wells, equipment and related facilities	38,738	38,263
Total costs	43,898	43,942
Less: Reserve for depreciation, depletion, amortization and lease impairment	20,025	18,617
Net capitalized costs	$23,873	$25,325

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non‑oil and gas producing activities, primarily gains on sales of oil and gas properties, sales of purchased crude oil and natural gas, interest expense and other non-operating income. Therefore, these results are on a different basis than the net income from E&P operations reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 20, Segment Information in the Notes to the Consolidated Financial Statements.

For the Years Ended December 31	Total	United States	Europe (a)	Africa	Asia and Other
	(In millions)
2015
Sales and other operating revenues	$5,201	$2,706	$870	$956	$669
Costs and expenses
Operating costs and expenses	1,764	786	402	426	150
Production and severance taxes	146	138	2	4	2
Bakken Midstream tariffs	449	449	—	—	—
Exploration expenses, including dry holes and lease impairment	881	255	1	183	442
General and administrative expenses	317	262	31	4	20
Depreciation, depletion and amortization	3,852	2,361	635	539	317
Impairment	1,616	986	279	100	251
Total costs and expenses	9,025	5,237	1,350	1,256	1,182
Results of operations before income taxes	(3,824)	(2,531)	(480)	(300)	(513)
Provision (benefit) for income taxes	(1,117)	(588)	(76)	(48)	(405)
Results of operations	$(2,707)	$(1,943)	$(404)	$(252)	$(108)

2014
Sales and other operating revenues	$8,839	$4,461	$1,540	$1,962	$876
Costs and expenses
Operating costs and expenses	1,815	731	461	441	182
Production and severance taxes	275	240	3	—	32
Bakken Midstream tariffs	212	212	—	—	—
Exploration expenses, including dry holes and lease impairment	840	359	90	36	355
General and administrative expenses	325	270	—	16	39
Depreciation, depletion and amortization	3,140	1,681	683	487	289
Total costs and expenses	6,607	3,493	1,237	980	897
Results of operations before income taxes	2,232	968	303	982	(21)
Provision for income taxes	919	392	101	435	(9)
Results of operations	$1,313	$576	$202	$547	$(12)	(b)

2013
Sales and other operating revenues	$10,045	$4,318	$1,482	$2,671	$1,574
Costs and expenses
Operating costs and expenses	1,996	675	539	448	334
Production and severance taxes	372	232	98	3	39
Exploration expenses, including dry holes and lease impairment	1,031	371	114	323	223
General and administrative expenses	362	203	79	17	63
Depreciation, depletion and amortization	2,638	1,360	484	518	276
Impairment	289	—	—	—	289
Total costs and expenses	6,688	2,841	1,314	1,309	1,224
Results of operations before income taxes	3,357	1,477	168	1,362	350
Provision for income taxes (c)	1,561	565	60	767	169
Results of operations	$1,796	$912	$108	$595	$181	(b)

(a)	Results of operations for oil and gas producing activities in Norway were as follows for the years ended December 31.
	2015	2014	2013
	(In millions)
Sales and other operating revenues	$635	$1,102	$860
Cost and expenses
Operating costs and expenses	314	376	376
Production and severance taxes	2	3	6
Exploration expenses, including dry holes and lease impairment	—	—	6
General and administrative expenses	3	4	8
Depreciation, depletion and amortization	501	513	364
Total costs and expenses	820	896	760
Results of operations before income taxes	(185)	206	100
Provision(benefit) for income taxes	(171)	103	36
Results of operations	$(14)	$103	$64
(b)	Includes other countries where exploration activities are ongoing. Net losses for other countries were $266 million in 2014 and $223 million in 2013.
(c)	Excludes a deferred tax benefit of $674 million which represents the effect of the Denmark hydrocarbon income tax law change to the Chapter 3A regime in December 2013.

Proved Oil and Gas Reserves

Our proved oil and gas reserves are calculated in accordance with the Securities and Exchange Commission (SEC) regulations and the requirements of the Financial Accounting Standards Board.  Proved oil and gas reserves are quantities, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations.  Our estimation of net recoverable quantities of liquid hydrocarbons and natural gas is a highly technical process performed by our internal teams of geoscience and reservoir engineering professionals.  Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering, and evaluation principals and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).”  The method or combination of methods used in the analysis of each reservoir is based on the maturity of the reservoir, the completeness of the subsurface data available at the time of the estimate, the stage of reservoir development and the production history.  Where applicable, reliable technologies may be used in reserve estimation, as defined in the SEC regulations.  These technologies, including computational methods, must have been field tested and demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.  In order for reserves to be classified as proved, any required government approvals must be obtained and depending on the cost of the project, either senior management or the Board of Directors must commit to fund the development.  Our proved reserves are subject to certain risks and uncertainties, which are discussed in Item 1A. Risk Factors of this Form 10‑K.

Internal Controls

The Corporation maintains internal controls over its oil and gas reserve estimation processes which are administered by the Corporation’s Director, Global Reserves and its Chief Financial Officer. Estimates of reserves are prepared by technical staff who work directly with the oil and gas properties using standard reserve estimation guidelines, definitions and methodologies.  Each year, reserve estimates for a selection of the Corporation’s assets are subject to internal technical audits and reviews.  In addition, an independent third-party reserve engineer reviews and audits a significant portion of the Corporation’s reported reserves (see pages 86 through 89).  Reserve estimates are reviewed by senior management and the Board of Directors.

Qualifications

The person primarily responsible for overseeing the preparation of the Corporation’s oil and gas reserves during 2015 was Mr. David DuBois, Director Global Reserves. Mr. DuBois is a member of the Society of Petroleum Engineers and has over 30 years of experience in the oil and gas industry with a BS degree in Petroleum Engineering. His experience has been primarily focused on oil and gas subsurface understanding and reserves estimation in both domestic and international areas.  Mr. DuBois is responsible for the Corporation’s Global Reserves group, which is the internal organization responsible for establishing the policies and processes used within the operating units to estimate reserves and perform internal technical reserve audits and reviews.

Reserves Audit

We engaged the consulting firm of DeGolyer and MacNaughton (D&M) to perform an audit of the internally prepared reserve estimates on certain fields aggregating 83% of 2015 year‑end reported reserve quantities on a barrel of oil equivalent basis (2014: 80%). The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates and compliance with SEC regulations. The D&M letter report, dated February 3, 2016, on the Corporation’s estimated oil and gas reserves was prepared using standard geological and engineering methods generally recognized in the petroleum industry. D&M is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years.  D&M’s letter report on the Corporation’s December 31, 2015 oil and gas reserves is included as an exhibit to this Form 10‑K. While the D&M report should be read in its entirety, the report concludes that for the properties reviewed by D&M, the total net proved reserve estimates prepared by Hess and audited by D&M, in the aggregate, differed by less than 1% of total audited net proved reserves on a barrel of oil equivalent basis. The report also includes among other information, the qualifications of the technical person primarily responsible for overseeing the reserve audit.

Following are the Corporation’s proved reserves:

	Crude Oil, Condensate & Natural Gas Liquids						Natural Gas
	United States	Europe (g)	Africa	Asia	Total		United States	Europe (g)	Asia and Africa (h)	Total
	(Millions of barrels)						(Millions of mcf)

Net Proved Developed and Undeveloped Reserves
At January 1, 2013	473	416	234	48	1,171	(b)	400	357	1,538	2,295
Revisions of previous estimates (a)	(55)	(24)	—	—	(79)		(12)	(66)	(5)	(83)
Extensions, discoveries and other additions	211	4	2	—	217		131	4	7	142
Sales of minerals in place	(2)	(89)	(4)	(18)	(113)		(4)	(47)	(108)	(159)
Production (f)	(45)	(16)	(22)	(5)	(88)		(51)	(10)	(159)	(220)
At December 31, 2013	582	291	210	25	1,108		464	238	1,273	1,975
Revisions of previous estimates (a)	(34)	(20)	(8)	1	(61)		58	(31)	23	50
Extensions, discoveries and other additions	137	34	6	1	178		184	26	192	402
Sales of minerals in place	—	—	—	(19)	(19)		(20)	—	(329)	(349)
Production (f)	(54)	(14)	(20)	(1)	(89)		(66)	(13)	(118)	(197)
At December 31, 2014	631	291	188	7	1,117		620	220	1,041	1,881
Revisions of previous estimates (a)	(199)	(54)	9	(1)	(245)		(112)	24	(121)	(209)
Extensions, discoveries and other additions	56	7	1	—	64		102	5	3	110
Sales of minerals in place	—	—	(8)	—	(8)		—	—	—	—
Production (f)	(68)	(14)	(18)	(1)	(101)		(105)	(15)	(108)	(228)
At December 31, 2015 (c)	420	230	172	5	827		505	234	815	1,554

Net Proved Developed Reserves (d)
At January 1, 2013	280	181	188	27	676		232	190	798	1,220
At December 31, 2013	278	126	185	17	606		279	104	727	1,110
At December 31, 2014	320	123	163	3	609		350	96	473	919
At December 31, 2015	304	126	148	5	583		368	123	780	1,271

Net Proved Undeveloped Reserves (e)
At January 1, 2013	193	235	46	21	495		168	167	740	1,075
At December 31, 2013	304	165	25	8	502		185	134	546	865
At December 31, 2014	311	168	25	4	508		270	124	568	962
At December 31, 2015	116	104	24	—	244		137	111	35	283
(a)

Includes the impact of changes in selling prices on the reserve estimates for production sharing contracts with cost recovery provisions. Revisions included an increase to crude oil, condensate and natural gas liquids reserves of 5 million barrels (2014: 1 million barrels increase; 2013: 0.1 million barrels increase) and an increase to natural gas reserves of 42  million mcf in 2015 (2014: 7 million mcf increase; 2013: 9 million mcf reduction), due to changes in selling prices.

(b)	Includes 8 million barrels as of January 1, 2013 of crude oil reserves related to a noncontrolling interest. The joint venture including the noncontrolling interest was sold in April 2013.
(c)	Excludes approximately 255 million mcf of carbon dioxide gas for sale or use in company operations.
(d)

Natural gas liquids net proved developed reserves amounted to 63 million barrels, 65 million barrels, 61 million barrels at December 31, 2015, 2014, and 2013, respectively, and 76 million barrels at January 1, 2013.  At December 31, 2015 the United States contained 81% of our net proved developed natural gas liquids reserves (2014: 85%, 2013: 83%) and Norway contained  19% (2014: 15%; 2013: 15%).

(e)

Natural gas liquids net proved undeveloped reserves amounted to 38 million barrels, 80 million barrels, 75 million barrels at December 31, 2015, 2014, and 2013, respectively, and 60 million barrels at January 1, 2013.  At December 31, 2015 the United States contained 58% of our net proved undeveloped natural gas liquids reserves (2014: 79%, 2013: 83%) and Norway contained 42% (2014: 21%; 2013: 15%).

(f)	Natural gas production includes volumes used for fuel.
(g)	Proved reserves in Norway were as follows:
	Crude Oil, Condensate & Natural Gas Liquids			Natural Gas
	2015	2014	2013	2015	2014	2013
	(Millions of barrels)			(Millions of mcf)
At January 1	256	256	284	180	198	219
Revisions of previous estimates	(53)	(22)	(21)	18	(33)	(16)
Extensions, discoveries and other additions	5	32	—	3	24	—
Sales of minerals in place	—	—	—	—	—	—
Production	(10)	(10)	(7)	(10)	(9)	(5)
At December 31	198	256	256	191	180	198
Net Proved Developed Reserves at December 31 (d)	98	95	107	84	67	87
Net Proved Undeveloped Reserves at December 31 (e)	100	161	149	107	113	111
(h)	Natural gas reserves in Africa were 148 million mcf at December 31, 2015 (2014: 155 million mcf; 2013:160 million mcf).

Proved reserves are calculated using the average price during the twelve month period before December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2015 were $55.10 per barrel for Brent (2014: $101.35; 2013: $108.85) and $50.13 per barrel for WTI (2014: $94.42; 2013: $97.33).  Negative reserve revisions in 2015, associated with lower crude oil prices, reduced proved reserves at December 31, 2015 by 234 million barrels of oil equivalent (boe).

At December 31, 2015, spot prices for West Texas Intermediate crude oil closed at $37.13 per barrel and averaged $31.78 per barrel in January 2016. If crude oil prices stay at levels below that used in determining 2015 proved reserves, we may recognize further negative revisions up to a significant majority of our December 31, 2015 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.   Conversely, price increases in 2016 above those used in determining 2015 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2016.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves as of December 31, 2016, due to a number of factors that are currently unknown, including 2016 crude oil prices, any revisions based on 2016 reservoir performance, and the levels to which industry costs will change in response to movements in commodity prices.

In 2015, total proved reserve additions amounted to 82 million boe (52 million barrels of crude oil, 12 million barrels of natural gas liquids and 110 million mcf of natural gas) of which 73 million boe resulted from new wells drilled in the Bakken shale play in North Dakota.  Total net negative revisions of proved reserves in 2015, includes a reduction of 234 million boe driven by lower commodity prices, a reduction of 48 million boe from changes in our planned drilling schedule and an increase in technical revisions of 2 million boe primarily related to improved well performance.  Additions and revisions to proved undeveloped reserves are discussed in further detail below.

In 2014, total proved reserve additions in the United States were 115 million barrels of crude oil, 22 million barrels of natural gas liquids and 184 million mcf of natural gas primarily from the Bakken oil shale play in North Dakota, Utica shale in Ohio and the Gulf of Mexico.  New wells completed in 2014 added proved reserves of 16 million barrels of crude oil, 5 million barrels of natural gas liquids and 58 million mcf of natural gas.  Other additions and revisions to proved reserves primarily relate to proved undeveloped reserves which are discussed in further detail below.

Proved Undeveloped Reserves

The December 31, 2015 oil and gas proved reserve estimates disclosed above include 291 million boe, classified as proved undeveloped reserves (2014: 669 million boe; 2013: 646 million boe).  The composition of proved undeveloped reserves is as follows:

	Crude Oil, Condensate & Natural Gas Liquids					Natural Gas
	United States	Europe	Africa	Asia	Total	United States	Europe	Asia and Africa	Total
	(Millions of barrels)					(Millions of mcf)
Net Proved Undeveloped Reserves
At January 1, 2013	193	235	46	21	495	168	167	740	1,075
Revisions of previous estimates	(42)	(13)	(5)	(2)	(62)	(46)	(20)	(88)	(154)
Extensions, discoveries and other additions	190	3	1	—	194	90	4	7	101
Transfers to proved developed reserves	(37)	(21)	(13)	(1)	(72)	(27)	(13)	(58)	(98)
Sales of minerals in place (a)	—	(39)	(4)	(10)	(53)	—	(4)	(55)	(59)
At December 31, 2013	304	165	25	8	502	185	134	546	865
Revisions of previous estimates	(46)	(8)	—	—	(54)	12	(16)	(12)	(16)
Extensions, discoveries and other additions	117	34	4	1	156	126	26	188	340
Transfers to proved developed reserves	(64)	(23)	(4)	—	(91)	(53)	(20)	(45)	(118)
Sales of minerals in place (b)	—	—	—	(5)	(5)	—	—	(109)	(109)
At December 31, 2014	311	168	25	4	508	270	124	568	962
Revisions of previous estimates	(181)	(57)	(1)	(1)	(240)	(132)	—	(180)	(312)
Extensions, discoveries and other additions	33	7	—	—	40	52	5	(1)	56
Transfers to proved developed reserves	(47)	(14)	—	(3)	(64)	(53)	(18)	(352)	(423)
Sales of minerals in place	—	—	—	—	—	—	—	—	—
At December 31, 2015	116	104	24	—	244	137	111	35	283
(a)	In 2013, the Corporation divested of its operations in Azerbaijan and Russia, as well as the Natuna Field in Indonesia.
(b)	In 2014, the Corporation divested of its remaining operations in Indonesia and Thailand.

Extensions, discoveries and other additions (‘Additions’)

2015: In the United States, we recognized additions of 29 million boe in the Bakken shale play and 13 million boe related to the Tubular Bells and Penn State fields in the Gulf of Mexico based on drilling plans for new wells.

2014: In the United States, we recognized additions of 97 million boe in the Bakken shale play and 18 million boe in the Utica shale play based on drilling plans for new wells.  We also recognized 21 million boe related to the sanction of the Stampede development project in the Gulf of Mexico.  At the Valhall Field in Norway, additions resulting from planned drilling activity were 37 million boe.  At the North Malay Basin, we recognized additions of 186 million mcf of natural gas upon signing a gas sales agreement for the full field development phase of the project.

2013: In the United States, we recognized additions of 192 million boe in the Bakken shale play as a result of additional planned development activities.

Revisions of previous estimates – Price Revisions

2015:  Negative revisions to proved undeveloped reserves at December 31, 2015, resulting from lower commodity prices were 220 million boe (consisting of 147 million barrels of crude oil, 22 million barrels of natural gas liquids and 303 million mcf of natural gas).  The negative revisions recognized were primarily in the Bakken shale play (127 million boe), North Malay Basin in Malaysia (34 million boe), the Valhall Field in Norway (30 million boe) and the Stampede project in the Gulf of Mexico (21 million boe).

Revisions of previous estimates – Technical Revisions

2015:  In the United States, negative technical revisions include 48 million boe related to planned drilling dates of certain Bakken wells moving beyond 2020 due to reprioritization of the drilling schedule.  At the Valhall Field in Norway, downward technical revisions of 26 million boe primarily resulted from drilling schedule changes.

2014:  In the United States, Bakken downward technical revisions of 47 million boe (consisting of 40 million barrels of crude oil and 7 million barrels of natural gas liquids) were as a result of well performance and reprioritization of well locations in the drilling schedule resulting in certain wells moving beyond 2019.  At the Valhall Field in Norway, downward technical revisions amounted to 9 million boe.

2013:  In the United States, negative technical revisions include 43 million boe related to the Bakken.

Transfers to proved developed reserves (‘Transfers’)

2015: Transfers from proved undeveloped reserves to proved developed reserves included 43 million boe in the Bakken shale play, 61 million boe at the JDA gas field in the Gulf of Thailand, and 11 million boe at the Valhall Field in Norway.

2014:  Transfers from proved undeveloped reserves into proved developed reserves included 38 million boe in the Bakken shale play, 30 million boe related to the Tubular Bells Field in the Gulf of Mexico as a result of first production in 2014, and 15 million boe at the Valhall Field in Norway.

2013:  Transfers from proved undeveloped reserves into proved developed reserves primarily related to 36 million boe from the Bakken shale play and 21 million related to the Valhall Field in Norway as a result of continuing development activity and new wells.

In 2015, capital expenditures of $1,931 million were incurred to convert proved undeveloped reserves to proved developed reserves (2014: $3,110 million; 2013: $1,765 million).  Capital expenditures in 2014 include production facilities and subsea infrastructure for the Tubular Bells field in the Gulf of Mexico which achieved first production in late 2014.

We are also involved in multiple long‑term projects that have staged developments.  Certain of these projects have proved reserves, which have been classified as undeveloped for a period in excess of five years, totaling 45 million boe or 4% of total proved reserves at December 31, 2015.  Most of the proved undeveloped reserves in excess of five years relate to the Valhall Field in Norway.

Production Sharing Contracts

The Corporation’s proved reserves include crude oil and natural gas reserves relating to long‑term agreements with governments or authorities in which the Corporation has the legal right to produce or has a revenue interest in the production. Proved reserves from these production sharing contracts for each of the three years ended December 31, 2015 are presented separately below, as well as volumes produced and received during 2015, 2014 and 2013 from these production sharing contracts.

	Crude Oil, Condensate &
	Natural Gas Liquids					Natural Gas
								Asia
	United					United		and
	States	Europe	Africa	Asia	Total	States	Europe	Africa	Total
	(Millions of barrels)					(Millions of mcf)
Production Sharing Contracts
Proved Reserves (a)
At December 31, 2013	—	—	57	18	75	—	—	914	914
At December 31, 2014	—	—	52	7	59	—	—	913	913
At December 31, 2015	—	—	34	5	39	—	—	687	687
Production
2013	—	—	18	3	21	—	—	122	122
2014	—	—	18	1	19	—	—	107	107
2015	—	—	18	1	19	—	—	108	108
(a)	Includes natural gas liquids of - million barrels in 2015 (2014: - million; 2013: 3 million).

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

At December 31	Total	United States	Europe (a)	Africa	Asia
	(In millions)
2015
Future revenues	$41,010	$15,257	$13,456	$9,419	$2,878
Less:
Future production costs	14,275	6,775	5,000	1,628	872
Future development costs	8,486	2,901	4,088	1,150	347
Future income tax expenses	7,237	-	1,022	6,089	126
	29,998	9,676	10,110	8,867	1,345
Future net cash flows	11,012	5,581	3,346	552	1,533
Less: Discount at 10% annual rate	3,822	1,826	1,469	114	413
Standardized measure of discounted future net cash flows	$7,190	$3,755	$1,877	$438	$1,120

2014
Future revenues	$107,949	$51,054	$31,150	$19,448	$6,297
Less:
Future production costs	27,790	14,553	9,116	2,743	1,378
Future development costs	21,393	10,150	7,930	1,244	2,069
Future income tax expenses	27,060	6,798	7,143	12,876	243
	76,243	31,501	24,189	16,863	3,690
Future net cash flows	31,706	19,553	6,961	2,585	2,607
Less: Discount at 10% annual rate	14,704	9,988	3,251	393	1,072
Standardized measure of discounted future net cash flows	$17,002	$9,565	$3,710	$2,192	$1,535

2013
Future revenues	$115,826	$49,370	$33,705	$23,404	$9,347
Less:
Future production costs	32,112	14,877	12,506	3,034	1,695
Future development costs	19,985	8,826	8,080	1,466	1,613
Future income tax expenses	30,427	7,281	6,088	15,491	1,567
	82,524	30,984	26,674	19,991	4,875
Future net cash flows	33,302	18,386	7,031	3,413	4,472
Less: Discount at 10% annual rate	12,842	7,708	3,134	704	1,296
Standardized measure of discounted future net cash flows	$20,460	$10,678	$3,897	$2,709	$3,176

(a)	At December 31, the standardized measure of discounted future net cash flows relating to proved reserves in Norway were as follows:
	2015	2014	2013
	(In millions)
Future revenues	$11,639	$27,502	$29,668
Less:
Future production costs	4,404	8,159	11,538
Future development costs	3,653	7,318	7,226
Future income tax expenses	903	6,683	5,567
	8,960	22,160	24,331
Future net cash flows	2,679	5,342	5,337
Less: Discount at 10% annual rate	1,332	2,792	2,483
Standardized measure of discounted future net cash flows	$1,347	$2,550	$2,854

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2015	2014	2013
	(In millions)
Standardized measure of discounted future net cash flows at January 1	$17,002	$20,460	$23,232
Changes during the year
Sales and transfers of oil and gas produced during the year, net of production costs	(2,842)	(6,537)	(7,677)
Development costs incurred during year	3,398	4,401	4,516
Net changes in prices and production costs applicable to future production	(20,236)	(4,657)	(2,847)
Net change in estimated future development costs	5,116	(485)	(2,798)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	530	2,249	3,836
Revisions of previous oil and gas reserve estimates	(1,274)	(161)	(1,189)
Net purchases (sales) of minerals in place, before income taxes	(18)	(2,157)	(3,905)
Accretion of discount	2,799	3,243	4,038
Net change in income taxes	7,601	3,180	6,191
Revision in rate or timing of future production and other changes	(4,886)	(2,534)	(2,937)
Total	(9,812)	(3,458)	(2,772)
Standardized measure of discounted future net cash flows at December 31	$7,190	$17,002	$20,460

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

Following are quarterly results of operations:

	2015
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In millions, except per share amounts)
Sales and other operating revenues	$1,538		$1,953		$1,671		$1,474
Gross profit (loss) from continuing operations (a)	$(238)		$(364)		$(210)		$(1,592)

Income (loss) from continuing operations	$(376)		$(553)		$(239)		$(1,791)
Income (loss) from discontinued operations	(13)		(14)		(13)		(8)
Net income (loss)	(389)		(567)		(252)		(1,799)
Less: Net income (loss) attributable to noncontrolling interests	—		—		27		22
Net income (loss) attributable to Hess Corporation	$(389	)(b)	$(567	)(c)	$(279	)(d)	$(1,821	)(e)
Net income (loss) attributable to Hess Corporation per share:
Basic:
Continuing operations	$(1.32)		$(1.94)		$(0.94)		$(6.40)
Discontinued operations	(0.05)		(0.05)		(0.04)		(0.03)
Net income (loss) per share	$(1.37)		$(1.99)		$(0.98)		$(6.43)
Diluted:
Continuing operations	$(1.32)		$(1.94)		$(0.94)		$(6.40)
Discontinued operations	(0.05)		(0.05)		(0.04)		(0.03)
Net income (loss) per share	$(1.37)		$(1.99)		$(0.98)		$(6.43)

	2014
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In millions, except per share amounts)
Sales and other operating revenues	$2,673		$2,829		$2,678		$2,557
Gross profit (loss) from continuing operations (a)	$1,026		$1,000		$837		$622

Income (loss) from continuing operations	$364		$974		$359		$(5)
Income (loss) from discontinued operations	57		(44)		671		(2)
Net income (loss)	421		930		1,030		(7)
Less: Net income (loss) attributable to noncontrolling interests	35		(1)		22		1
Net income (loss) attributable to Hess Corporation	$386	(f)	$931	(g)	$1,008	(h)	$(8	)(i)
Net income (loss) attributable to Hess Corporation per share:
Basic:
Continuing operations	$1.14		$3.15		$1.19		$(0.02)
Discontinued operations	0.07		(0.14)		2.16		(0.01)
Net income (loss) per share	$1.21		$3.01		$3.35		$(0.03)
Diluted:
Continuing operations	$1.13		$3.10		$1.18		$(0.02)
Discontinued operations	0.07		(0.14)		2.13		(0.01)
Net income (loss) per share	$1.20		$2.96		$3.31		$(0.03)
(a)

Gross profit represents Sales and other operating revenues, less Cost of products sold, Operating costs and expenses, Production and severance taxes, Depreciation, depletion and amortization and Impairments.

(b)	Includes after-tax charges of $77 million related to dry hole and related expenses and an after-tax charge of $16 million for inventory write-offs.
(c)

Includes a non-taxable charge of $385 million related to goodwill impairment associated with our onshore E&P business and an after-tax charge of $21 million related to terminated international office space.

(d)

Includes an after-tax gain of $31 million from the sale of Utica dry gas acreage, $50 million tax benefit associated with an international investment incentive, and an after-tax charge of $43 million of dry hole, lease impairment and other exploration expenses.

(e)

Includes a non-taxable charge of $1,098 million related to goodwill impairment associated with our offshore E&P business, exploration charges of $178 million primarily related to previously capitalized well costs and net after-tax impairment charge of $83 million associated with our legacy conventional assets in North Dakota.  In addition, we recorded an after-tax charge of $41 million for our estimated liability resulting from HOVENSA LLC’s bankruptcy settlement.

(f)

Includes after‑tax charge of $52 million to reduce carrying value of its investments in Bayonne Energy Center asset sales to fair value and $48 million after-tax charge relating to severance and other exits costs partially offset by $40 million after-tax gain on sale of assets and liquidation of LIFO inventories.

(g)

Includes after-tax gain of $765 million related to an asset sale and liquidation of LIFO inventories, partially offset by after‑tax charges totaling $266 million for dry hole expenses, asset impairment, employee severance and other exit costs.

(h)

Includes an after‑tax gain of $749 million relating to asset sales and liquidation of LIFO inventories, partially offset by after‑tax charges totaling $118 million related to environmental, impairment, severance and exit related costs.

(i)

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2015.

There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management’s report on internal control over financial reporting and the attestation report on the Corporation’s internal controls over financial reporting are included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the 2016 annual meeting of stockholders.

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

Information relating to the audit committee is incorporated herein by reference to “Election of Directors” from the registrant’s definitive proxy statement for the 2016 annual meeting of stockholders.

Executive Officers of the Registrant

The following table presents information as of February 25, 2016 regarding executive officers of the Registrant:

Name	Age	Office Held* and Business Experience	Year Individual Became an Executive Officer

John B. Hess	61	Chief Executive Officer and Director	1983
		Mr. Hess has been Chief Executive Officer of the Registrant since 1995 and employed by the Registrant since 1977. He has over 37 years of experience in the oil and gas industry.
Gregory P. Hill	54	Chief Operating Officer, Executive Vice President and President, Exploration and Production	2009

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

Timothy B. Goodell	58	Senior Vice President and General Counsel	2009

Mr. Goodell has been the Senior Vice President and General Counsel of the Registrant since 2009.  Prior to joining the Registrant in 2009, he was a partner at the law firm of White & Case, LLP where he spent 25 years.

John P. Rielly	53	Senior Vice President and Chief Financial Officer	2002

Mr. Rielly has been the Senior Vice President and Chief Financial Officer of the Registrant since 2004.  Mr. Rielly previously served as Vice President and Controller of the Registrant from 2001 to 2004.  Prior to joining the Registrant in 2001, he was a Partner at Ernst & Young, LLP where he was employed for 16 years.

Brian D. Truelove	57	Senior Vice President, Offshore	2014

Mr. Truelove has been Senior Vice President, Offshore of the Registrant since 2013.  He previously served as Senior Vice President, Services.  Prior to joining the Registrant in 2011, Mr. Truelove spent 30 years with Royal Dutch Shell and its affiliates, where he served in a variety of managerial and operating roles around the world.

Michael R. Turner	56	Senior Vice President, Onshore	2014

Mr. Turner has been Senior Vice President, Onshore of the Registrant since 2013.  He previously served as Senior Vice President, Global Production.  Prior to joining the Registrant in 2009, Mr. Turner spent 28 years with Royal Dutch Shell and its affiliates in a variety of production leadership positions around the world.

Barbara Lowery-Yilmaz	59	Senior Vice President, Exploration	2014

Ms. Lowery-Yilmaz has been the Senior Vice President, Exploration of the Registrant since August 2014.  Ms. Lowery-Yilmaz has over 30 years of oil and gas industry experience in exploration and technology with BP plc and its affiliates including senior leadership roles.

Mykel J. Ziolo	63	Senior Vice President, Human Resources	2009

Mr. Ziolo has been Senior Vice President, Human Resources of the Registrant since 2009.  He has a 38-year career in human resources working in the United States and internationally.  Mr. Ziolo previously served as Global Head and Vice President, Human Resources – worldwide exploration and production of the Registrant.  Prior to joining the Registrant in 2002, Mr. Ziolo served in several human resource positions in the energy industry, including 15 years with BHP Billiton.

*

All officers referred to herein hold office in accordance with the By‑laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified.  Each of said officers was elected to the office opposite his name on May 6, 2015.

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

Item 11.  Executive Compensation

Information relating to executive compensation is incorporated herein by reference to “Election of Directors—Executive Compensation and Other Information,” from the Registrant’s definitive proxy statement for the 2016 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors—Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors—Ownership of Equity Securities by Management” from the Registrant’s definitive proxy statement for the 2016 annual meeting of stockholders.

See Equity Compensation Plans in Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for information pertaining to securities authorized for issuance under equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information relating to this item is incorporated herein by reference to “Election of Directors” from the Registrant’s definitive proxy statement for the 2016 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services

Information relating to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” from the Registrant’s definitive proxy statement for the 2016 annual meeting of stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1. and 2.  Financial statements and financial statement schedules

The financial statements filed as part of this Annual Report on Form 10‑K are listed in the accompanying index to financial statements and schedules in Item 8. Financial Statements and Supplementary Data.

3.  Exhibits

The exhibits required to be filed pursuant to Item 15(b) of Form 10‑K are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2016.

HESS CORPORATION (Registrant)

By	/S/ JOHN P. RIELLY
(John P. Rielly) Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Hess John B. Hess	Director and Chief Executive Officer (Principal Executive Officer)	February 25, 2016

/s/ dr. mark r. williams Dr. Mark R. Williams	Director and Chairman of the Board	February 25, 2016

/s/ rodney F. Chase Rodney F. Chase	Director	February 25, 2016

/s/ Terrence J. Checki Terrence J. Checki	Director	February 25, 2016

/s/ Harvey Golub Harvey Golub	Director	February 25, 2016

/s/ Edith E. Holiday Edith E. Holiday	Director	February 25, 2016

/s/ dr. Risa Lavizzo-Mourey Dr. Risa Lavizzo-Mourey	Director	February 25, 2016

/s/ david mcmanus David McManus	Director	February 25, 2016

/s/ dr. kevin o. meyers Dr. Kevin O. Meyers	Director	February 25, 2016

/s/ john h. mullin, iii John H. Mullin, III	Director	February 25, 2016

/s/ james h. quigley James H. Quigley	Director	February 25, 2016

/s/ fredric g. reynolds Fredric G. Reynolds	Director	February 25, 2016

/s/ John P. Rielly John P. Rielly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016

/s/ William g. schrader William G. Schrader	Director	February 25, 2016

/s/ Robert N. Wilson Robert N. Wilson	Director	February 25, 2016

Schedule II

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2015, 2014 and 2013

			Additions
Description	Balance January 1	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance December 31
	(In millions)
2015
Losses on receivables	$13	$32	$—	$2	$43
Deferred income tax valuation	$1,416	$280	$—	$118	$1,578
2014
Losses on receivables	$27	$—	$—	$14	$13
Deferred income tax valuation	$1,519	$142	$(1)	$244	$1,416
2013
Losses on receivables	$34	$10	$—	$17	$27
Deferred income tax valuation	$1,282	$383	$(17)	$129	$1,519

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
3(4)

Certificate of Designations of the 8.00% Series A Mandatory Convertible Preferred Stock of Hess Corporation, including Form of Certificate for the 8.00% Series A Mandatory Convertible Preferred Stock incorporated by reference to Exhibit 3(1) of Form 8-K of Registrant filed on February 10, 2016.

3(5)	By‑laws of Registrant incorporated by reference to Exhibit 3(2) of Form 8‑K of Registrant filed on November 9, 2015.
4(1)

Five‑Year Credit Agreement, dated as of January 21, 2015, among Registrant, certain subsidiaries of Registrant, J.P. Morgan Chase Bank, N.A. as lender and administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10(1) of Form 8‑K of Registrant filed on January 27, 2015.

4(2)

Amendment No. 1 to the Five‑Year Credit Agreement, dated as of July 10, 2015 among Hess Corporation, the subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10(2) of Form 10-Q of Registrant for the three months ended June 30, 2015.

4(3)

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

4(5)

Prospectus Supplement, dated August 8, 2001, to Prospectus dated July 27, 2001 relating to Registrant’s 5.30% Notes due 2004, 5.90% Notes due 2006, 6.65% Notes due 2011 and 7.30% Notes due 2031, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(2) under the Securities Act of 1933, as amended, on August 9, 2001.

4(6)

Prospectus Supplement, dated February 28, 2002, to Prospectus dated July 27, 2001 relating to Registrant’s 7.125% Notes due 2033, incorporated by reference to Registrant’s prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 1, 2002.

4(7)

Indenture dated as of March 1, 2006, between Registrant and The Bank of New York Mellon, as successor to JP Morgan Chase Bank, N.A., as Trustee, including form of Note, incorporated by reference to Exhibit 4 to Registrant’s Form S‑3ASR filed on March 1, 2006.

4(8)	Form of 8.125% Note due 2019, incorporated by reference to Exhibit 4(2) to Form 8‑K of the Registrant, filed on February 4, 2009.
4(9)	Form of 6.00% Note due 2040, incorporated by reference to Exhibit 4(1) to Form 8‑K of Registrant filed on December 15, 2009.
4(10)	Form of 5.60% Note due 2041, incorporated by reference to Exhibit 4(1) to Form 8‑K of Registrant filed on August 12, 2010.
4(11)	Form of 1.30% Note due 2017, incorporated by reference to Exhibit 4(2) to Form 8‑K of Registrant filed on June 25, 2014.
4(12)	Form of 3.50% Note due 2024, incorporated by reference to Exhibit 4(3) to Form 8‑K of Registrant filed on June 25, 2014.

4(13)

Deposit Agreement, dated as of February 10, 2016, among Hess Corporation and Computershare Inc. and

Computershare Trust Company, N.A., as depositary, on behalf of all holders from time to time of the receipts issued thereunder, including Form of Depositary Receipt for the Depositary Shares incorporated by reference to Exhibit 4(2) of Form 8-K of Registrant filed on February 10, 2016.

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

10(1)*	Annual Cash Incentive Plan description incorporated by reference to Item 5.02 of Form 8‑K of Registrant filed on March 9, 2015.
10(2)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10‑K of Registrant for the fiscal year ended December 31, 2004.
10(3)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
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

10(9)*	Amended and Restated 2008 Long‑term Incentive Plan, incorporated by reference to Form 8-K of the Registrant filed on May 12, 2015.
10(10)*	Forms of Awards under Registrant’s 2008 Long‑term Incentive Plan, incorporated by reference to Exhibit 10(14) of Form 10‑K of Registrant for the fiscal year ended December 31, 2009.
10(11)*	Form of Performance Award Agreement under Registrant’s 2008 Long‑term Incentive Plan incorporated by reference to Exhibit 10(2) of Form 8‑K of Registrant filed on March 13, 2012.
10(12)*

Form of Restricted Stock Award Agreement under Registrant’s Amended and Restated 2008 Long‑term Incentive Plan, incorporated by reference to Exhibit 10(2) of Form 10-Q of Registrant for the three months ended March 31, 2015.

10(13)*

Form of Performance Award Agreement for the three-year period ending December 31, 2016 under Registrant’s 2008 Long-term Incentive Plan, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended March 31, 2014.

10(14)*

Form of Performance Award Agreement for the three-year period ending December 31, 2017 under Registrant’s Amended and Restated 2008 Long-term Incentive Plan, incorporated by reference to Exhibit 10(3) of Form 10-Q of Registrant for the three months ended March 31, 2015.

10(15)*	Compensation program description for non‑employee directors, incorporated by reference to Item 1.01 of Form 8‑K of Registrant filed on January 4, 2007.
10(16)*

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

10(18)

Form of Change in Control Termination Benefits Agreement, dated as of August 3, 2015, between the Registrant and Michael R. Turner, incorporated by reference to Exhibit 10(3) of Form 10‑Q of Registrant for the three months ended June 30, 2015.  Substantially identical agreements (differing only in the signatories thereto) were entered into between the Registrant and four other senior officers.

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

21	Subsidiaries of Registrant.
23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 25, 2016.
23(2)	Consent of DeGolyer and MacNaughton dated February 25, 2016.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
99(1)

Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated February 3, 2016, on proved reserves audit as of December 31, 2015 of certain properties attributable to Registrant.

101(INS)	XBRL Instance Document
101(SCH)	XBRL Schema Document
101(CAL)	XBRL Calculation Linkbase Document
101(LAB)	XBRL Labels Linkbase Document
101(PRE)	XBRL Presentation Linkbase Document
101(DEF)	XBRL Definition Linkbase Document

* These exhibits relate to executive compensation plans and arrangements.