Form 10-Q
period 2016-03-31
HESS CORP
filed 2016-05-05
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

At March 31, 2016, there were 316,719,379 shares of Common Stock outstanding.

HESS CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2016	2015
	(In millions,
	except share amounts)
Assets
Current Assets
Cash and cash equivalents	$3,557	$2,716
Accounts receivable
Trade	612	847
Other	240	312
Inventories	416	399
Other current assets	120	130
Total current assets	4,945	4,404
Property, plant and equipment:
Total — at cost	47,693	46,826
Less: Reserves for depreciation, depletion, amortization and lease impairment	21,452	20,474
Property, plant and equipment — net	26,241	26,352
Goodwill	375	375
Deferred income taxes	2,832	2,653
Other assets	415	373
Total Assets	$34,808	$34,157
Liabilities
Current Liabilities:
Accounts payable	$346	$457
Accrued liabilities	1,660	1,997
Taxes payable	93	88
Current maturities of long-term debt	94	86
Total current liabilities	2,193	2,628
Long-term debt	6,498	6,506
Deferred income taxes	1,320	1,334
Asset retirement obligations	2,175	2,158
Other liabilities and deferred credits	988	1,130
Total liabilities	13,174	13,756
Equity
Hess Corporation stockholders’ equity
Preferred stock, par value $1.00 , Authorized - 20,000,000 shares
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — 575,000 shares (2015: 0)	1	—
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 316,719,379 shares (2015: 286,045,586)	317	286
Capital in excess of par value	5,722	4,127
Retained earnings	16,042	16,637
Accumulated other comprehensive income (loss)	(1,484)	(1,664)
Total Hess Corporation stockholders’ equity	20,598	19,386
Noncontrolling interests	1,036	1,015
Total equity	21,634	20,401
Total Liabilities and Equity	$34,808	$34,157

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$973	$1,538
Other, net	20	12
Total revenues and non-operating income	993	1,550

Costs and Expenses
Cost of products sold (excluding items shown separately below)	189	278
Operating costs and expenses	436	506
Production and severance taxes	19	36
Exploration expenses, including dry holes and lease impairment	132	269
General and administrative expenses	98	147
Interest expense	85	85
Depreciation, depletion and amortization	868	956
Total costs and expenses	1,827	2,277
Income (Loss) from Continuing Operations Before Income Taxes	(834)	(727)
Provision (benefit) for income taxes	(346)	(351)
Income (Loss) from Continuing Operations	(488)	(376)
Income (Loss) from Discontinued Operations, Net of Income Taxes	—	(13)
Net Income (Loss)	(488)	(389)
Less: Net income (loss) attributable to noncontrolling interests	21	—
Net Income (Loss) Attributable to Hess Corporation	(509)	(389)
Less: Preferred stock dividends	6	—
Net Income (Loss) Applicable to Hess Corporation Common Stockholders	$(515)	$(389)

Net Income (Loss) Attributable to Hess Corporation Per Common Share
Basic:
Continuing operations	$(1.72)	$(1.32)
Discontinued operations	—	(0.05)
Net Income (Loss) Per Common Share	$(1.72)	$(1.37)

Diluted:
Continuing operations	$(1.72)	$(1.32)
Discontinued operations	—	(0.05)
Net Income (Loss) Per Common Share	$(1.72)	$(1.37)

Weighted Average Number of Common Shares Outstanding (Diluted)	299.8	283.5
Common Stock Dividends Per Share	$0.25	$0.25

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
	(In millions)

Net Income (Loss)	$(488)	$(389)

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Change in fair value of cash flow hedges	—	20
Income taxes on change in fair value of cash flow hedges	—	(7)
Net change in fair value of cash flow hedges	—	13
Change in derivatives designated as cash flow hedges, after taxes	—	13

Pension and other postretirement plans
Amortization of net actuarial losses	16	19
Income taxes on amortization of net actuarial losses	(5)	(6)
Net effect of amortization of net actuarial losses	11	13
Change in pension and other postretirement plans, after taxes	11	13

Foreign currency translation adjustment
Foreign currency translation adjustment	169	(120)
Change in foreign currency translation adjustment	169	(120)

Total Other Comprehensive Income (Loss)	180	(94)

Comprehensive Income (Loss)	(308)	(483)
Less: Comprehensive income (loss) attributable to noncontrolling interests	21	—
Comprehensive Income (Loss) Attributable to Hess Corporation	$(329)	$(483)

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(488)	$(389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	868	956
Exploratory dry hole costs	85	169
Exploration lease impairment	9	54
Stock compensation expense	25	26
Provision (benefit) for deferred income taxes and other tax accruals	(351)	(347)
(Income) loss from discontinued operations, net of income taxes	—	13
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	317	319
(Increase) decrease in inventories	(13)	(27)
Increase (decrease) in accounts payable and accrued liabilities	(360)	(222)
Increase (decrease) in taxes payable	(15)	(14)
Change in other operating assets and liabilities	(137)	(91)
Cash provided by (used in) operating activities - continuing operations	(60)	447
Cash provided by (used in) operating activities - discontinued operations	—	(11)
Net cash provided by (used in) operating activities	(60)	436

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(568)	(1,251)
Additions to property, plant and equipment - Bakken Midstream	(52)	(60)
Other, net	7	(10)
Cash provided by (used in) investing activities - continuing operations	(613)	(1,321)
Cash provided by (used in) investing activities - discontinued operations	—	95
Net cash provided by (used in) investing activities	(613)	(1,226)

Cash Flows From Financing Activities
Debt with maturities of greater than 90 days
Borrowings	5	—
Repayments	(17)	(17)
Proceeds from issuance of preferred stock	557	—
Proceeds from issuance of common stock	1,087	—
Common stock acquired and retired	—	(67)
Cash dividends paid	(80)	(72)
Other, net	(38)	8
Cash provided by (used in) financing activities - continuing operations	1,514	(148)
Cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	1,514	(148)

Net Increase (Decrease) in Cash and Cash Equivalents	841	(938)
Cash and Cash Equivalents at Beginning of Year	2,716	2,444
Cash and Cash Equivalents at End of Period	$3,557	$1,506

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory				Accumulated
	Convertible		Capital in		Other	Total Hess
	Preferred	Common	Excess of	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Stock	Par	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions)
Balance at January 1, 2016	$—	$286	$4,127	$16,637	$(1,664)	$19,386	$1,015	$20,401
Net income (loss)	—	—	—	(509)	—	(509)	21	(488)
Other comprehensive income (loss)	—	—	—	—	180	180	—	180
Stock issuance	1	29	1,577	—	—	1,607	—	1,607
Activity related to restricted common stock awards, net	—	2	10	—	—	12	—	12
Employee stock options, including income tax benefits	—	—	2	—	—	2	—	2
Performance share units	—	—	6	—	—	6	—	6
Dividends on preferred stock	—	—	—	(6)	—	(6)	—	(6)
Dividends on common stock	—	—	—	(80)	—	(80)	—	(80)
Balance at March 31, 2016	$1	$317	$5,722	$16,042	$(1,484)	$20,598	$1,036	$21,634

Balance at January 1, 2015	$—	$286	$3,277	$20,052	$(1,410)	$22,205	$115	$22,320
Net income (loss)	—	—	—	(389)	—	(389)	—	(389)
Other comprehensive income (loss)	—	—	—	—	(94)	(94)	—	(94)
Activity related to restricted common stock awards, net	—	1	18	—	—	19	—	19
Employee stock options, including income tax benefits	—	—	9	—	—	9	—	9
Performance share units	—	—	5	—	—	5	—	5
Dividends on common stock	—	—	—	(72)	—	(72)	—	(72)
Common stock acquired and retired	—	—	(3)	(13)	—	(16)	—	(16)
Noncontrolling interests, net	—	—	—	—	—	—	(115)	(115)
Balance at March 31, 2015	$—	$287	$3,306	$19,578	$(1,504)	$21,667	$—	$21,667

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2016 and December 31, 2015, the consolidated results of operations for the three months ended March 31, 2016 and 2015, and consolidated cash flows for the three months ended March 31, 2016 and 2015.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by generally accepted accounting principles (GAAP) in the United States have been condensed or omitted from these interim financial statements.  These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the second quarter of 2015, we established the Bakken Midstream operating segment.  See Note 5, Bakken Midstream Joint Venture and Note 9, Segment Information. Certain prior period information has been reclassified to conform to the current period presentation reflecting our two operating segments, Exploration and Production and Bakken Midstream.

In the first quarter of 2016, we adopted Accounting Standard Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct reduction to the associated debt liability.  The Consolidated Balance Sheet at December 31, 2015 has been recast to reduce Other assets and Long-term debt by $38 million.

In the first quarter of 2016, we adopted ASU 2015-02, Amendments to the Consolidation Analysis, which makes changes to both the variable interest model and the voting interest model, which is applicable to all reporting entities involved with limited partnerships or similar entities.  The adoption of this standard did not have an impact on our consolidated financial statements.

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606.  This ASU is effective for us beginning in the first quarter of 2018, with early adoption permitted from the first quarter of 2017.  We are currently assessing the impact of the ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, as a new ASC Topic, ASC 842.  The new standard will require the recognition of assets and liabilities for all leases with lease terms greater than one year, including leases currently treated as operating leases under the existing standard.  This ASU is effective for us beginning in the first quarter of 2019, with early adoption permitted.  We are currently assessing the impact of the ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU makes changes to various provisions associated with share-based accounting, including provisions affecting the accounting for income taxes, the accounting for forfeitures, and the consideration of net settlement provisions on the balance sheet classification of the share-based award.  This ASU is effective for us beginning in the first quarter of 2017, with early adoption permitted.  We are currently assessing the impact of the ASU on our consolidated financial statements.

2.  Common and Preferred Stock Issuance

In February 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock (Convertible Preferred Stock), par value $1 per share, with a liquidation preference of $1,000 per share, for total net proceeds of approximately $1.6 billion after deducting underwriting discounts, commissions, and offering expenses.  The dividends on the Convertible Preferred Stock will be payable on a cumulative basis.  Unless converted earlier, each share of Convertible Preferred Stock will automatically convert into between 21.822 shares and 25.642 shares of our common stock based on the average share price over a period of twenty consecutive trading days ending prior to February 1, 2019 (the “Final Average Price”), subject to anti-dilution adjustments.

We also entered into capped call transactions that are expected generally to reduce the potential dilution to our common

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

stock upon conversion of the Convertible Preferred Stock if the Final Average Price exceeds $45.83 per share, subject to anti-dilution adjustments. The number of common shares to be delivered by the counterparties to us will be the value of the capped call transactions at conversion divided by the Final Average Price. The value of the capped call transactions will be zero if the Final Average Price is $45.83 or less and can be up to the capped value of approximately $98 million if the Final Average Price is $53.625 or higher.  For any Final Average Price between $45.83 and $53.625, the value of the capped call transactions will be 12.55 million covered shares multiplied by the difference between the Final Average Price and $45.83.   The premium paid for the capped call transactions was $37 million, which was recorded against Capital in excess of par in the Statement of Consolidated Equity.

3.  Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2016	2015
	(In millions)
Crude oil and natural gas liquids	$144	$144
Materials and supplies	272	255
Total inventories	$416	$399

4.  Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the three months ended March 31, 2016 (in millions):

Balance at January 1, 2016	$1,415
Additions to capitalized exploratory well costs pending the determination of proved reserves	60
Capitalized exploratory well costs charged to expense	(25)
Balance at March 31, 2016	$1,450

Capitalized exploratory wells costs charged to expense in the preceding table primarily relate to the non-operated Melmar exploration well in the Gulf of Mexico, where noncommercial quantities of hydrocarbons were encountered.  In addition, we expensed $60 million of exploratory well costs incurred during 2016 related to the Melmar exploration well that are not reflected in the preceding table.

Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $1,055 million at March 31, 2016 and primarily related to:

Australia:  Approximately 75% of the capitalized well costs in excess of one year relates to our Equus project on license WA-390-P, offshore Western Australia, where development planning and commercial activities for our natural gas discoveries are ongoing.  In December 2014, we executed a non-binding letter of intent with the North West Shelf (NWS), a third-party joint venture with existing natural gas processing and liquefaction facilities.  In the first quarter of 2016, we continued a joint front-end engineering study with NWS and also continued discussions with potential long-term purchasers of liquefied natural gas.  Successful execution of binding agreements with NWS is necessary before we can execute a gas sales agreement and sanction development of the project.  In addition, in March 2016, we were awarded a retention lease through 2021 covering certain areas within the WA-390-P License which include our Equus discoveries.  At our adjacent WA-474-P license which could become part of the Equus project, we commenced drilling of an exploration commitment well in 2016.

Ghana:  Approximately 25% of the capitalized well costs in excess of one year relates to offshore Ghana.  Since 2014, we have completed three appraisal wells and continue to progress subsurface evaluation, and development planning.  The government of Côte d’Ivoire has challenged the maritime border between it and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  We are unable to proceed with development of this license until there is a resolution of this matter, which may also impact our ability to develop the license.  The International Tribunal for Law of the Sea is expected to render a final ruling on the maritime border dispute in 2017.  Under terms of our license and

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

subject to resolution of the border dispute, we have declared commerciality for three discoveries, including the Pecan Field in March 2016, which would be the primary development hub for the block.  The deadline to submit a plan of development for the Pecan Field is in September 2016.  We have requested an extension for this deadline and will continue to work with the government on how best to progress work on the block given the maritime border dispute.

5.  Bakken Midstream Joint Venture

On July 1, 2015, we sold a 50% interest in Hess Infrastructure Partners LP (HIP) to Global Infrastructure Partners (GIP) for net cash consideration of approximately $2.6 billion.  HIP and its affiliates primarily comprise our Bakken Midstream operating segment which provides fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, terminaling and loading crude oil and natural gas liquids, transportation of crude oil by rail car and the storage and terminaling of propane, primarily located in the Bakken shale play of North Dakota.

We consolidate the activities of HIP, which qualifies as a variable interest entity under U.S. generally accepted accounting principles.  At March 31, 2016, HIP liabilities totaling $788 million (December 31, 2015: $824 million) are on a nonrecourse basis to Hess Corporation, which includes total long-term debt of $709 million (December 31, 2015: $704 million).  HIP assets available to settle its obligations include Cash and cash equivalents totaling $2 million (December 31, 2015: $3 million) and Property, plant and equipment with a net book carrying value of $2,388 million (December 31, 2015: $2,358 million).

6.  Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Service cost	$16	$17
Interest cost	28	26
Expected return on plan assets	(42)	(42)
Amortization of unrecognized net actuarial losses	16	19
Pension expense	$18	$20

In 2016, we expect to contribute $27 million to our funded pension plans.  Through March 31, 2016, we contributed $6 million of this amount.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.  Weighted Average Common Shares

The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In millions,
	except per share amounts)
Net income (loss) attributable to Hess Corporation Common Stockholders:
Income (loss) from continuing operations, net of income taxes	$(488)	$(376)
Less: Net income (loss) attributable to noncontrolling interests	21	—
Net income (loss) from continuing operations attributable to Hess Corporation	(509)	(376)
Less: Preferred stock dividends	6	—
Net income (loss) from continuing operations attributable to Hess Corporation Common Stockholders	(515)	(376)
Income from discontinued operations, net of income taxes	—	(13)
Net income (loss) attributable to Hess Corporation Common Stockholders	$(515)	$(389)

Weighted Average Number of Common Shares Outstanding:
Basic	299.8	283.5
Effect of dilutive securities
Restricted common stock	—	—
Stock options	—	—
Performance share units	—	—
Mandatory Convertible Preferred stock	—	—
Diluted	299.8	283.5

Net Income (Loss) Attributable to Hess Corporation per Common Share:
Basic:
Continuing operations	$(1.72)	$(1.32)
Discontinued operations	—	(0.05)
Net income (loss) per common share	$(1.72)	$(1.37)
Diluted:
Continuing operations	$(1.72)	$(1.32)
Discontinued operations	—	(0.05)
Net income (loss) per common share	$(1.72)	$(1.37)

During the three months ended March 31, 2016, we excluded 6,720,462 stock options (2015 Q1: 6,790,531), 3,036,611 restricted stock awards (2015 Q1: 2,876,887), and 885,939 performance share units (2015 Q1: 1,139,268) from the computation of diluted shares as those are anti-dilutive.  Additionally, we excluded 7,214,291 shares of common stock from the computation of diluted shares upon the conversion of Convertible Preferred Stock, because their effect would be anti-dilutive under the if-converted method.

During the three months ended March 31, 2016, we granted 1,596,742 shares of restricted stock (2015 Q1: 1,118,043), 433,170 performance share units (2015 Q1: 362,873) and 805,068 stock options (2015 Q1: 521,773).

8. Guarantees and Contingencies

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

In September 2003, we received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the Lower Passaic River.  The NJDEP is also seeking natural resource damages. The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned.  We and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination; this work remains ongoing.  We and other parties settled a cost recovery claim by the State of New Jersey and also agreed with EPA to fund remediation of a portion of the site.  In April 2014, the EPA issued a Focused Feasibility Study (“FFS”) proposing to conduct bank-to-bank dredging of the lower eight miles of the Passaic River at an estimated cost of $1.7 billion.  On March 4, 2016, the EPA issued a Record of Decision (“ROD”) in respect of the lower eight miles of the Lower Passaic River, selecting a remedy that includes bank-to-bank dredging at an estimated cost of $1.38 billion.  The ROD does not address the upper nine miles of the Lower Passaic River, which may require additional remedial action.  In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River.  Given that the EPA has not selected a remedy for the entirety of the Lower Passaic River, total remedial costs cannot be reliably estimated at this time.   Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because there are numerous other parties who we expect will share in the cost of remediation and damages and our former terminal did not store or use contaminants which are of the greatest concern in the river sediments and could not have contributed contamination along most of the river’s length.

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

The following table presents operating segment financial data for continuing operations (in millions):

For the Three Months Ended March 31, 2016	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total
Operating Revenues - Third parties	$973	$—	$—	$—	$973
Intersegment Revenues	—	119	—	(119)	—
Operating Revenues	$973	$119	$—	$(119)	$973

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(451)	$14	$(72)	$—	$(509)
Depreciation, Depletion and Amortization	842	23	3	—	868
Provision (Benefit) for Income Taxes	(314)	8	(40)	—	(346)
Capital Expenditures	505	35	—	—	540

For the Three Months Ended March 31, 2015	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total
Operating Revenues - Third parties	$1,538	$—	$—	$—	$1,538
Intersegment Revenues	—	130	—	(130)	—
Operating Revenues	$1,538	$130	$—	$(130)	$1,538

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(314)	$27	$(89)	$—	$(376)
Depreciation, Depletion and Amortization	932	21	3	—	956
Provision (Benefit) for Income Taxes	(311)	16	(56)	—	(351)
Capital Expenditures	1,197	40	—	—	1,237

Identifiable assets by operating segment were as follows:

	March 31,	December 31,
	2016	2015
	(In millions)
Exploration and Production	$28,827	$28,863
Bakken Midstream	2,780	2,754
Corporate, Interest and Other	3,201	2,540
Total	$34,808	$34,157

10.  Financial Risk Management Activities

In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct the business with the intent of reducing exposure to foreign currency fluctuations.  These forward contracts comprise various currencies, primarily the British Pound and Danish Krone.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

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

The gross volumes of the financial risk management derivative contracts outstanding were as follows:

	March 31, 2016	December 31, 2015
	(In millions of USD)
Foreign exchange	$837	$967
Interest rate swaps	$1,300	$1,300

The table below reflects the gross and net fair values of the risk management derivative instruments, all of which are based on Level 2 inputs:

	Accounts Receivable	Accounts Payable
	(In millions)
March 31, 2016
Derivative Contracts Designated as Hedging Instruments
Interest rate	$15	$—
Total derivative contracts designated as hedging instruments	15	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	—	(21)
Total derivative contracts not designated as hedging instruments	—	(21)
Gross fair value of derivative contracts	15	(21)
Net Fair Value of Derivative Contracts	$15	$(21)

December 31, 2015
Derivative Contracts Designated as Hedging Instruments
Interest rate	$3	$—
Total derivative contracts designated as hedging instruments	3	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	19	(3)
Total derivative contracts not designated as hedging instruments	19	(3)
Gross fair value of derivative contracts	22	(3)
Master netting arrangements	(3)	3
Net Fair Value of Derivative Contracts	$19	$—

Derivative contracts designated as hedging instruments:

Interest rate swaps:  At March 31, 2016, and December 31, 2015, we had interest rate swaps with gross notional amounts totaling $1,300 million, which were designated as fair value hedges.  In the first quarter of 2016, the unrealized change in fair value of interest rate swaps was an increase of $14 million (2015 Q1: $10 million increase) with a corresponding adjustment to the carrying value of the hedged fixed‑rate debt.

Crude oil collars - 2015:  Total gains from Brent and West Texas Intermediate crude oil collars for the first quarter of 2015 increased Sales and other operating revenues by $17 million.

Derivative contracts not designated as hedging instruments:

Foreign exchange:  Total foreign exchange gains and losses are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income and amounted to a gain of $6 million in the first quarter of 2016 (2015 Q1: gain of $15 million), which includes gains or losses on foreign exchange contracts that are not designated as hedges amounting to a loss of $20 million (2015 Q1: gain of $98 million).  The after‑tax foreign currency translation adjustments included in the Statement of Consolidated Comprehensive Income amounted to a gain of $169 million for the three months

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ended March 31, 2016 (2015 Q1: loss of $120 million).  The cumulative currency translation adjustment at March 31, 2016 was a reduction to shareholders’ equity of $932 million compared with a reduction of $1,101 million at December 31, 2015.

Fair Value Measurement: We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at March 31, 2016.  Total Long-term debt with a carrying value of $6,592 million at March 31, 2016, had a fair value of $6,634 million based on Level 2 inputs.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Norway.  The Bakken Midstream operating segment, which was established in the second quarter of 2015, provides fee-based services, including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, transportation of crude oil by rail car, terminaling and loading crude oil and natural gas liquids, and the storage and terminaling of propane, primarily in the Bakken shale play of North Dakota.  Certain previously reported amounts have been recast to reflect the separation of Bakken Midstream business from the E&P operating segment.

First Quarter Results

In the first quarter of 2016, we incurred a net loss of $509 million compared to a net loss of $389 million in the first quarter of 2015.  Excluding items affecting the comparability of earnings between periods, the adjusted net loss for the first quarter of 2015 was $279 million.  Lower realized selling prices reduced first quarter 2016 results by approximately $230 million after-tax resulting from the weak commodity price environment.  First quarter 2016 results also reflected lower operating costs, general and administrative expenses and depreciation, depletion and amortization expense versus the prior-year quarter.

Response to Low Oil Prices

To help preserve the strength of our balance sheet, in February 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock for total net proceeds of approximately $1.6 billion.  We ended the first quarter of 2016 with $3.6 billion in cash and cash equivalents and total liquidity including available committed credit facilities of approximately $8.3 billion.  Based on current forward strip crude oil prices for 2016, we forecast a significant net loss and a net operating cash flow deficit (including capital expenditures) for the year.  We are able to fund our net operating cash flow deficit (including capital expenditures) for the full year of 2016 with cash on hand.  Due to the low commodity price environment, we may take other steps to improve our financial position by further reducing our planned capital program and other cash outlays, accessing other sources of liquidity by issuing debt and equity securities, and/or pursuing asset sales.

Exploration and Production

In the first quarter of 2016, we incurred a net loss of $451 million compared with a net loss of $314 million in the first quarter of 2015.  Excluding items affecting the comparability of earnings between periods, the adjusted net loss for the first quarter of 2015 was $221 million.  Worldwide net production totaled 350,000 barrels of oil equivalent per day (boepd) compared to pro forma net production, which excludes assets sold, of 355,000 boepd in the first quarter of 2015.  The average realized crude oil selling price was $28.50 per barrel, down from $45.08 in the first quarter of 2015, which included hedging.  The average realized natural gas liquids selling price in the first quarter of 2016 was $7.44 per  barrel compared to $14.91 in the prior-year quarter while the average realized natural gas selling price was $3.42 per thousand cubic feet (mcf), down from $4.74 in the first quarter of 2015.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of our E&P activities:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play increased to 111,000 boepd for the first quarter of 2016 (2015 Q1: 108,000 boepd) as a result of higher natural gas liquids and natural gas production.  In the first quarter of 2016, we operated four rigs, drilled 19 wells and brought 31 new wells on production.  Drilling and completion costs averaged $5.1 million per operated well in the first quarter of 2016, a reduction of 25% from the prior-year quarter.  We currently plan to maintain a three rig program through the second quarter and to release one rig during the third quarter of 2016.  For the full year of 2016, we expect to drill 62 wells and bring 87 wells online.

•

In the Utica shale, we operated one rig, drilled six wells and brought nine wells on production in the first quarter of 2016.  Net production averaged 29,000 boepd for the first quarter of 2016 (2015 Q1: 17,000 boepd).  In March we released the remaining drilling rig and no further drilling activity is planned in 2016.

•

In the Gulf of Mexico, net production averaged 69,000 boepd for the first quarter of 2016 (2015 Q1: 66,000 boepd).  At the Tubular Bells Field, we conducted acid jobs at two wells during the first quarter of 2016.  In the second quarter, the Williams-owned host production facility is scheduled for an extended shut-down to allow for tie back of another operators’ field.  In addition, we plan to spud a fifth producing well in the field after we utilize the rig to replace a defective subsurface safety valve that failed to open following one of the acid jobs.

•	Net production from the Valhall Field, offshore Norway, averaged 30,000 boepd for the first quarter of 2016 (2015 Q1: 30,000 boepd). Planned downtime is scheduled in the second quarter of 2016.
•

At the North Malay Basin, in the Gulf of Thailand, net production from the Early Production System averaged 32 million cubic feet per day (mmcfd) for the first quarter of 2016 (2015 Q1: 41 mmcfd).  Progress continues on full field development with first gas projected in 2017.  The Phase 1 development drilling campaign is on schedule with six out of eleven planned wells now drilled.

•	At the South Arne Field in Denmark, we drilled the final well of the sanctioned drilling campaign and intend to demobilize the drilling rig in the second quarter.

Other E&P assets:

•

Drilling at the Hess operated Stampede development project in the Green Canyon area of the Gulf of Mexico commenced in the first quarter of 2016.  We also successfully floated the topsides main deck onto the production deck, set the hull structure into the offshore floating dock and installed the oil export line.  In the Gulf of Mexico, drilling operations were completed on the non-operated Sicily #2 exploration well where results are being evaluated, and at the non-operated Melmar exploration well, where noncommercial quantities of hydrocarbons were encountered and well costs were expensed in the quarter.

•

In Guyana at the offshore Stabroek Block, the operator, Esso Exploration and Production Guyana Limited, completed a 3D seismic acquisition program covering approximately 17,000 square kilometers on the block and commenced drilling of the Liza-2 well.  This well is designed to further evaluate the significant Liza oil discovery and will include an extended drill stem test.  We expect the operator to complete operations on the Liza-2 well late in the second quarter of 2016.  Following the Liza-2 well, the operator intends to drill an exploration well on a separate prospect.

•

In Australia, we commenced drilling of an exploration commitment well in the first quarter of 2016 at the WA-474-P License which is adjacent to our Equus project.  In the quarter, we were awarded a retention lease through 2021 covering certain areas within the WA-390-P License which include our Equus discoveries.

The following is an update of our Bakken Midstream activities:

•

We continue to progress the construction of facilities and reconfiguration of pipelines in McKenzie and Williams counties that are expected to increase the volumes of crude oil and natural gas to be sent to our natural gas processing and crude oil and natural gas liquids logistics assets in Tioga and Ramberg.  We expect these projects to be in service in 2017.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended
	March 31,
	2016	2015
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(451)	$(314)
Bakken Midstream	14	27
Corporate, Interest and Other	(72)	(89)
Income (loss) from continuing operations	(509)	(376)
Discontinued operations	—	(13)
Total	$(509)	$(389)

Net Income (Loss) per Common Share - Diluted:
Continuing operations	$(1.72)	$(1.32)
Discontinued operations	—	(0.05)
Net income (loss) per common share - Diluted	$(1.72)	$(1.37)

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in Net income (loss) and affect comparability of earnings between periods.  The items in the table below are explained and the pre-tax amounts are shown on pages 22 to 23.

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Exploration and Production	$—	$(93)
Bakken Midstream	—	—
Corporate, Interest and Other	—	(4)
Discontinued operations	—	(13)
Total Items Affecting Comparability of Earnings Between Periods	$—	$(110)

The following table reconciles reported Net income (loss) attributable to Hess Corporation and Adjusted net income (loss):

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Net income (loss) attributable to Hess Corporation	$(509)	$(389)
Less: Total items affecting comparability of earnings between periods	—	(110)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(509)	$(279)

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized statement of our E&P operations:

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$973	$1,538
Other, net	10	11
Total revenues and non-operating income	983	1,549
Costs and Expenses
Cost of products sold (excluding items shown separately below)	196	306
Operating costs and expenses	391	443
Production and severance taxes	19	36
Bakken Midstream tariffs	112	102
Exploration expenses, including dry holes and lease impairment	132	269
General and administrative expenses	56	86
Depreciation, depletion and amortization	842	932
Total costs and expenses	1,748	2,174
Results of Operations Before Income Taxes	(765)	(625)
Provision (benefit) for income taxes	(314)	(311)
Net Income (Loss) Attributable to Hess Corporation	$(451)	$(314)

Excluding the E&P Items affecting comparability of earnings between periods in the table on page 22, the changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, Bakken Midstream tariffs, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Selling Prices:  Average realized crude oil selling prices were 37% lower in the first quarter of 2016, compared to same period in 2015 primarily due to declines in Brent and West Texas Intermediate crude oil prices.  In addition, realized selling prices for natural gas liquids were down 50% and realized selling prices for natural gas were down 28% in the first quarter of 2016, compared to same period in 2015.  Lower realized selling prices reduced first quarter 2016 results by approximately $230 million after-taxes, compared with the prior-year period.

Average selling prices were as follows:

	Three Months Ended
	March 31,
	2016	2015
Crude Oil - Per barrel (Including Hedging)
United States
Onshore	$26.90	$39.01
Offshore	27.02	43.55
Total United States	26.94	40.62
Europe	32.52	53.31
Africa	28.87	52.93
Asia	39.13	48.44
Worldwide	28.50	45.08

Crude Oil - Per Barrel (Excluding Hedging)
United States
Onshore	$26.90	$39.01
Offshore	27.02	43.55
Total United States	26.94	40.62
Europe	32.52	53.17
Africa	28.87	52.82
Asia	39.13	48.44
Worldwide	28.50	45.04

Natural Gas Liquids - Per Barrel
United States
Onshore	$6.87	$14.22
Offshore	9.66	15.71
Total United States	7.20	14.47
Europe	16.24	27.58
Worldwide	7.44	14.91

Natural Gas - Per Mcf
United States
Onshore	$1.20	$2.07
Offshore	1.47	2.31
Total United States	1.27	2.15
Europe	4.59	7.95
Asia and other	5.58	5.95
Worldwide	3.42	4.74

Realized and unrealized gains from crude oil price collars increased Sales and other operating revenues in the first quarter of 2015 by $17 million ($11 million after income taxes). There were no crude oil hedges in 2016.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Production Volumes:  In the first quarter of 2016, our crude oil, natural gas liquids and natural gas production decreased to 350,000 boepd from 361,000 boepd for the same period in 2015.  We expect net production to average between 320,000 boepd and 325,000 boepd in the second quarter of 2016, and to average between 330,000 boepd and 350,000 boepd for the full year of 2016.

Our net daily worldwide production was as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Crude Oil - Barrels
United States
Bakken	73	79
Other Onshore	10	11
Total Onshore	83	90
Offshore	51	50
Total United States	134	140

Europe	35	36
Africa	37	52
Asia	2	2
Worldwide	208	230

Natural Gas Liquids - Barrels
United States
Bakken	27	19
Other Onshore	13	9
Total Onshore	40	28
Offshore	6	6
Total United States	46	34

Europe	1	1
Worldwide	47	35

Natural Gas - Mcf
United States
Bakken	67	58
Other Onshore	135	79
Total Onshore	202	137
Offshore	74	65
Total United States	276	202

Europe	45	36
Asia	250	336
Worldwide	571	574

Barrels of Oil Equivalent (a)	350	361

Crude oil and natural gas liquids as a share of total production	73%	73%
(a)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 19.

United States:  Onshore crude oil production was down in the first quarter of 2016 compared to the first quarter of 2015, primarily due to reduced drilling activity in the Bakken shale play in response to low oil prices.  Onshore natural gas and natural gas liquids production was up in the Utica shale play due to more wells being brought on production and in the Bakken shale play due to greater processed volumes captured in the first quarter of 2016 compared to the first quarter of 2015.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Africa:  Crude oil production in Africa was lower in the first quarter of 2016 compared to the prior year quarter, primarily due to reduced entitlement and natural decline in Equatorial Guinea and the sale of our Algeria asset in the fourth quarter of 2015.  Net production from the Algeria asset was 6,000 boepd in the first quarter of 2015.

Asia:  Natural gas production was lower in the first quarter of 2016 compared to the corresponding period in 2015, primarily due to lower gas nominations and production entitlement at the JDA.

Sales Volumes:  Our worldwide sales volumes were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Crude oil - barrels	19,449	19,708
Natural gas liquids - barrels	4,254	3,119
Natural gas - mcf	51,970	51,641
Barrels of Oil Equivalent (a)	32,365	31,434

Crude oil - barrels per day	214	219
Natural gas liquids - barrels per day	47	35
Natural gas - mcf per day	571	574
Barrels of Oil Equivalent Per Day (a)	356	349
(a)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 19.

Cost of Products Sold:  Cost of products sold is mainly comprised of costs relating to purchases of third party crude oil, natural gas liquids and natural gas.  The decrease in Cost of products sold in the first quarter of 2016 compared with the same period in 2015 principally reflects the decline in benchmark crude oil prices.

Cash Operating Costs:  Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes and E&P General and administrative expenses, were down in the first quarter of 2016, compared to the same period in 2015, resulting from lower production costs and general and administrative expenses due to ongoing cost savings efforts, and lower production taxes in the Bakken shale play.  These reductions were partially offset by higher workover activities in the first quarter of 2016.

Depreciation, Depletion and Amortization:  Depreciation, depletion and amortization (DD&A) expenses were lower in the first quarter of 2016, compared with the prior-year period, due to lower production and an improved portfolio average DD&A rate due to the mix of production.

Bakken Midstream Tariffs Expense:  Tariff expenses increased in the first quarter of 2016, compared to the same period in 2015, primarily due to an increase in volumes processed through the Tioga Gas Plant.

Unit Cost Information:  Unit cost per barrel of oil equivalent (boe) information is calculated based on total E&P production volumes and exclude items affecting comparability of earnings as described on page 22.

			Forecast Range
	Three Months Ended		Three Months Ending	Twelve Months Ending
	March 31,		June 30,	December 31,
	2016	2015	2016	2016

Cash operating costs	$14.62	$16.74	$16.50 — $17.50	$14.50 — $15.50
Depreciation, depletion and amortization costs	26.44	28.71	26.50 — 27.50	28.50 — 29.50
Total Production Unit Costs	$41.06	$45.45	$ 43.00 — $45.00	$ 43.00 — $45.00

Bakken Midstream Tariffs Expense	$3.51	$3.13	$3.75 — $3.85	$3.55 — $3.95

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Exploratory dry hole costs	$85	$169
Exploratory lease impairment	9	54
Geological and geophysical expense and exploration overhead	38	46
	$132	$269

Exploratory dry hole costs in the first quarter of 2016 relates to the non-operated Melmar exploration well in the deepwater Gulf of Mexico, where noncommercial quantities of hydrocarbons were encountered.  Exploratory dry hole costs and exploratory lease impairment in the first quarter of 2015 included charges related to the Dinarta Block, in the Kurdistan Region of Iraq and the write down of a foreign exploration project to fair value.  See further information under Items Affecting the Comparability of Earnings Between Periods on page 22.

Exploration expenses, excluding dry hole expense, are estimated to be in the range of $60 million to $70 million in the second quarter of 2016 and $260 million to $280 million for the full year.

Income Taxes:  The effective income tax rate for E&P operations was a benefit of 41% in the first quarter of 2016 compared to a benefit of 48% in the prior-year quarter, excluding items affecting comparability of earnings between periods.  For the second quarter of 2016, the E&P effective income tax rate is expected to be a benefit in the range of 42% to 46%, and for the full year is expected to be a benefit in the range of 41% to 45%, assuming no contribution from Libya.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Exploratory dry hole cost and exploratory lease impairment	$—	$(77)
Inventory write-off	—	(16)
	$—	$(93)

Exploration expense:  In the first quarter of 2015, we recorded to a pre-tax charge of $159 million ($67 million after income taxes) to write-off a previously capitalized exploration well and associated leasehold expenses related to the Dinarta Block, in the Kurdistan Region of Iraq.  Exploration expenses also included a pre-tax charge of $16 million ($10 million after income taxes) to write down a foreign exploration project to fair value.  These amounts are included in Exploration expenses, including dry holes and lease impairment in the Statement of Consolidated Income.

Inventory write-off:  In the first quarter of 2015, we incurred a pre-tax charge of $21 million ($16 million after income taxes) to write off surplus drilling materials in Equatorial Guinea.  This charge is included in Operating costs and expenses in the Statement of Consolidated Income.

Our future E&P earnings may be impacted by external factors, such as volatility in the selling prices of crude oil, natural gas liquids, and natural gas, reserve and production changes, exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, the effects of weather, political risk, environmental risk and catastrophic risk.  For a more comprehensive description of the risks that may affect the Corporation’s E&P business, see Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2015.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Bakken Midstream

Following is a summarized income statement of our Bakken Midstream operations:

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Revenues and Non-Operating Income
Total revenues and non-operating income	$119	$130

Costs and Expenses
Operating costs and expenses	45	63
General and administrative expenses	4	2
Depreciation, depletion and amortization	23	21
Interest expense	4	1
Total costs and expenses	76	87

Results of Operations Before Income Taxes	43	43
Provision (benefit) for income taxes	8	16
Net Income (Loss)	35	27
Less: Net income (loss) attributable to noncontrolling interests (a)	21	—
Net Income (Loss) Attributable to Hess Corporation	$14	$27

(a)  The partnership is not subject to tax and, therefore, the noncontrolling interest’s share of net income is a pre-tax amount.

Total revenues and non-operating income for the first quarter of 2016 decreased compared to the same period in 2015 as a result of lower rail export revenue which was partially offset by higher pipeline tariff revenues.  The decrease in Operating costs and expenses in the first quarter of 2016 compared with the same period in 2015, primarily reflects the decrease in third-party rail charges due to the lower rail export activity.  The increase in DD&A results from 2015 capital expenditures on gathering pipelines that have been placed in service.  The increase in interest expense reflects borrowings by Hess Infrastructure Partners subsequent to its formation on July 1, 2015.  Net income attributable to Hess Corporation from the Bakken Midstream segment is estimated to be in the range of $10 million to $15 million in the second quarter of 2016 and $40 million to $50 million for the full year.

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$31	$55
Interest expense	94	94
Less: Capitalized interest	(13)	(10)
Interest expense, net	81	84
Corporate, Interest and Other expenses before income taxes	112	139
Provision (benefit) for income taxes	(40)	(54)
Net Corporate, Interest and Other expenses after income taxes	72	85
Items affecting comparability of earnings between periods, after-tax	—	4
Total Corporate, Interest and Other expenses After Income Taxes	$72	$89

Corporate and other expenses were lower in the first quarter of 2016 compared to 2015 primarily due to reductions in employee costs, professional fees, and other general and administrative expenses.  In the first quarter 2015, we recorded exit costs of $6 million ($4 million after income taxes) that were included in items affecting comparability of earnings between periods.  Second quarter 2016 corporate expenses after taxes, are expected to be in the range of $25 million to $30 million, and interest expense after taxes is expected to be in the range of $50 million to $55 million.  Our estimate for corporate expenses for full year 2016 is expected to be in the range of $110 million to $120 million after taxes, and interest expense is estimated to be in the range of $205 million to $215 million after taxes.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

	March 31,	December 31,
	2016	2015
	(In millions, except ratio)
Cash and cash equivalents	$3,557	$2,716
Current maturities of long-term debt	94	86
Total debt (a)	6,592	6,592
Total equity	21,634	20,401
Debt to capitalization ratio (b)	23.4%	24.4%
(a)	Includes $709 million of debt outstanding from our Bakken Midstream joint venture at March 31, 2016 that is non-recourse to Hess Corporation (December 31, 2015: $704 million).
(b)	Total debt as percentage of the sum of total debt plus equity.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Cash Flows From Operating Activities:
Cash provided by (used in) operating activities - continuing operations	$(60)	$447
Cash provided by (used in) operating activities - discontinued operations	—	(11)
Net cash provided by (used in) operating activities	(60)	436

Cash Flows From Investing Activities:
Additions to property, plant and equipment - E&P	(568)	(1,251)
Additions to property, plant and equipment - Bakken Midstream	(52)	(60)
Other, net	7	(10)
Cash provided by (used in) investing activities - continuing operations	(613)	(1,321)
Cash provided by (used in) investing activities - discontinued operations	—	95
Net cash provided by (used in) investing activities	(613)	(1,226)

Cash Flows From Financing Activities:
Cash provided by (used in) financing activities - continuing operations	1,514	(148)
Cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	1,514	(148)

Net increase (decrease) in cash and cash equivalents from continuing operations	841	(1,022)
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	84
Net Increase (Decrease) in Cash and Cash Equivalents	$841	$(938)

Operating activities:  Net cash used in operating activities was $60 million in the first quarter of 2016, which includes a decrease in cash of $208 million from changes in working capital.  Net cash provided by operating activities was $436 million in the first quarter of 2015.  The reduction in 2016 operating cash flows primarily reflects the decline in benchmark crude oil prices and an increase in net cash outflows related to working capital compared with the first quarter of 2015.

Investing activities:  The decrease in Additions to property, plant and equipment in the first quarter of 2016, as compared to the same period in 2015, is primarily due to reduced drilling activity (the Bakken, Utica, Norway and Equatorial Guinea) and reduced development expenditures (Tubular Bells and the JDA).  These reductions were partially offset by 2016 activity related to exploration drilling activity in offshore Guyana and in the deepwater Gulf of Mexico.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Capital expenditures incurred - E&P	$(505)	$(1,197)
Increase (decrease) in related liabilities	(63)	(54)
Additions to Property, plant and equipment - E&P	(568)	(1,251)

Capital expenditures incurred - Bakken Midstream	(35)	(40)
Increase (decrease) in related liabilities	(17)	(20)
Additions to Property, plant and equipment - Bakken Midstream	$(52)	$(60)

Financing activities: In the first quarter of 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock for total net proceeds of $1,644 million after deducting underwriting discounts, commissions, and offering expenses.  We also paid $80 million of common stock dividends in the first quarter of 2016 (2015 Q1: $72 million) and repaid debt of $17 million (2015 Q1: $17 million).  The first quarter of 2015 included payments of $67 million for the repurchases of common stock.

Future Capital Requirements and Resources

To help preserve the strength of our balance sheet, in February 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock for total net proceeds of approximately $1.6 billion.  We ended the first quarter of 2016 with $3.6 billion in cash and cash equivalents and total liquidity including available committed credit facilities of approximately $8.3 billion.  Based on current forward strip crude oil prices for 2016, we forecast a significant net loss and a net operating cash flow deficit (including capital expenditures) for the year.  We are able to fund our net operating cash flow deficit (including capital expenditures) for the full year of 2016 with cash on hand.  Due to the low commodity price environment, we may take other steps to improve our financial position by further reducing our planned capital program and other cash outlays, accessing other sources of liquidity by issuing debt and equity securities, and/or pursuing asset sales.

The table below summarizes the capacity, usage and available capacity of our borrowing and letter of credit facilities at March 31, 2016:

				Letters of
	Expiration			Credit		Available
	Date	Capacity	Borrowings	Issued (c)	Total Used	Capacity
		(In millions)
Revolving credit facility - Hess Corporation	January 2020	$4,000	$—	$—	$—	$4,000
Revolving credit facility - HIP (a)	July 2020	400	115	—	115	285
Committed lines	Various (b)	725	—	10	10	715
Uncommitted lines	Various (b)	140	—	140	140	—
Total		$5,265	$115	$150	$265	$5,000
(a)	This facility may only be utilized by Hess Infrastructure Partners.
(b)	Committed and uncommitted lines have expiration dates through 2017.
(c)	Primarily relate to our international operations.

Our $4 billion syndicated revolving credit facility expires in January 2020.  Based on our credit rating as of March 31, 2016, borrowings on the facility will generally bear interest at 1.3% above the London Interbank Offered Rate (LIBOR).  The interest rate will be higher if our credit rating is lowered.  Our long-term debt agreements, including the revolving credit facilities, contain financial covenants that restrict the amount of total borrowings and secured debt.  The most restrictive of these covenants allow us to borrow up to an additional $5,686 million of secured debt at March 31, 2016.

HIP’s $400 million 5-year syndicated revolving credit facility can be used for borrowings and letters of credit to fund the joint venture’s operating activities and capital expenditures.  Borrowings generally bear interest at the LIBOR plus an applicable margin ranging from 1.10% to 2.00%.  The interest rate is subject to adjustment based on the joint venture’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If the joint venture obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The joint venture’s credit facilities contain financial covenants that generally require a leverage ratio of no more than

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.

At March 31, 2016, borrowings attributable to the joint venture, which are non-recourse to Hess Corporation, amounted to $600 million on the Term Loan A loan facility and $115 million on the revolving credit facility excluding deferred issuance costs.  HIP is in compliance with all debt covenants at March 31, 2016, and its financial covenants do not currently impact their ability to issue indebtedness to fund future capital expenditures.

We also have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

Market Risk Disclosures

The Corporation is exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 10, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.

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

We have outstanding foreign exchange contracts with notional amounts totaling $837 million at March 31, 2016 to reduce our exposure to fluctuating foreign exchange rates for various currencies, primarily the British Pound and Danish Krone.  The change in fair value of foreign exchange contracts from a 10% weakening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $86 million at March 31, 2016.

At March 31, 2016, our outstanding long‑term debt of $6,592 million, including current maturities, had a fair value of $6,634 million.  A 15% increase or decrease in the rate of interest would decrease or increase the fair value of long-term debt, including the impact of interest rate swaps, by approximately $410 million or $480 million, respectively.

We have no outstanding commodity price hedges at March 31, 2016.

Forward-looking Information

Certain sections in this Quarterly Report on Form 10-Q, including information incorporated by reference herein, contain “forward-looking” statements, as defined under the Private Securities Litigation Reform Act of 1995.  Generally, the words “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which generally are not historical in nature.  Forward-looking statements related to our operations and financial conditions are based on our current understanding, assessments, estimates and projections.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations.  As and when made, we believe that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur.  We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Risk factors that could materially impact future actual results are discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K and in our other filings with the SEC.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Disclosures.”

Item 4.	Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2016.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Information regarding legal proceedings is contained in Note 8, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 2.	Share Repurchase Activities.

Our share repurchase activities for the three months ended March 31, 2016, were as follows:

2016	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c) (In millions)
January	—	$—	—	$1,150
February	—	—	—	1,150
March	42,972	44.23	—	1,150
Total for 2016	42,972	$44.23	—
(a)	Represents common shares repurchased at a price of $44.21 per common share on the open market, which were subsequently granted to Directors in accordance with the Non-Employee Directors’ Stock Plan.
(b)	The average price paid per share was inclusive of transaction fees.
(c)

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common shares.  In May 2014, the Corporation increased the repurchase program to $6.5 billion.

PART II – OTHER INFORMATION (CONT’D.)

Item 6.	Exhibits and Reports on Form 8‑K.

a.	Exhibits
3(1)

Certificate of Designations of the 8.00% Series A Mandatory Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.1 to Form 8‑K of the Registrant filed on February 10, 2016.

	4(1)	Form of Certificate for the 8.00% Series A Mandatory Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 to Form 8‑K of the Registrant filed on February 10, 2016.
4(2)

Deposit Agreement, dated as of February 10, 2016, among Hess Corporation and Computershare Inc. and Computershare Trust Company, N.A., as depositary, incorporated by reference to Exhibit 4.2 to Form 8‑K of the Registrant filed on February 10, 2016.

	4(3)	Form of Depositary Receipt for the Depositary Shares, incorporated by reference to Exhibit 4.3 to Form 8‑K of the Registrant filed on February 10, 2016.
	31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	101(INS)	XBRL Instance Document.
	101(SCH)	XBRL Schema Document.
	101(CAL)	XBRL Calculation Linkbase Document.
	101(LAB)	XBRL Labels Linkbase Document.
	101(PRE)	XBRL Presentation Linkbase Document.
	101(DEF)	XBRL Definition Linkbase Document.

b.	Reports on Form 8-K

During the quarter ended March 31, 2016, Registrant filed the following reports on Form 8-K:
	(i)	Filing dated January 27, 2016 reporting under Items 2.02 and 9.01, a news release dated January 27, 2016 reporting results for the fourth quarter of 2015.
	(ii)	Filing dated February 10, 2016 reporting under Items 3.03, 5.03, 8.01 and 9.01 reporting a depositary shares offering and concurrent common stock offering by Hess Corporation.
	(iii)	Filing dated March 4, 2016 reporting under Item 5.02, reporting changes to the board of directors and compensatory arrangements of certain officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: May 5, 2016