Form 10-Q
period 2016-06-30
HESS CORP
filed 2016-08-05
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

At June 30, 2016, there were 316,674,357 shares of Common Stock outstanding.

HESS CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2016	2015
	(In millions,
	except share amounts)
Assets
Current Assets
Cash and cash equivalents	$3,095	$2,716
Accounts receivable
Trade	843	847
Other	205	312
Inventories	377	399
Other current assets	111	130
Total current assets	4,631	4,404
Property, plant and equipment:
Total — at cost	47,908	46,826
Less: Reserves for depreciation, depletion, amortization and lease impairment	22,139	20,474
Property, plant and equipment — net	25,769	26,352
Goodwill	375	375
Deferred income taxes	3,043	2,653
Other assets	416	373
Total Assets	$34,234	$34,157
Liabilities
Current Liabilities:
Accounts payable	$525	$457
Accrued liabilities	1,421	1,997
Taxes payable	91	88
Current maturities of long-term debt	102	86
Total current liabilities	2,139	2,628
Long-term debt	6,450	6,506
Deferred income taxes	1,227	1,334
Asset retirement obligations	2,238	2,158
Other liabilities and deferred credits	1,006	1,130
Total liabilities	13,060	13,756
Equity
Hess Corporation stockholders’ equity
Preferred stock, par value $1.00; Authorized — 20,000,000 shares
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — 575,000 shares (2015: 0)	1	—
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 316,674,357 shares (2015: 286,045,586)	317	286
Capital in excess of par value	5,741	4,127
Retained earnings	15,559	16,637
Accumulated other comprehensive income (loss)	(1,499)	(1,664)
Total Hess Corporation stockholders’ equity	20,119	19,386
Noncontrolling interests	1,055	1,015
Total equity	21,174	20,401
Total Liabilities and Equity	$34,234	$34,157

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,224	$1,953	$2,197	$3,491
Other, net	45	(18)	65	(6)
Total revenues and non-operating income	1,269	1,935	2,262	3,485

Costs and Expenses
Cost of products sold (excluding items shown separately below)	277	356	466	634
Operating costs and expenses	455	503	891	1,009
Production and severance taxes	28	45	47	81
Exploration expenses, including dry holes and lease impairment	199	90	331	359
General and administrative expenses	106	151	204	298
Interest expense	85	86	170	171
Depreciation, depletion and amortization	797	1,028	1,665	1,984
Impairment	—	385	—	385
Total costs and expenses	1,947	2,644	3,774	4,921
Income (Loss) from Continuing Operations Before Income Taxes	(678)	(709)	(1,512)	(1,436)
Provision (benefit) for income taxes	(305)	(156)	(651)	(507)
Income (Loss) from Continuing Operations	(373)	(553)	(861)	(929)
Income (Loss) from Discontinued Operations, Net of Income Taxes	—	(14)	—	(27)
Net Income (Loss)	(373)	(567)	(861)	(956)
Less: Net income (loss) attributable to noncontrolling interests	19	—	40	—
Net Income (Loss) Attributable to Hess Corporation	(392)	(567)	(901)	(956)
Less: Preferred stock dividends	12	—	18	—
Net Income (Loss) Applicable to Hess Corporation Common Stockholders	$(404)	$(567)	$(919)	$(956)

Net Income (Loss) Attributable to Hess Corporation Per Common Share
Basic:
Continuing operations	$(1.29)	$(1.94)	$(3.00)	$(3.27)
Discontinued operations	—	(0.05)	—	(0.10)
Net Income (Loss) Per Common Share	$(1.29)	$(1.99)	$(3.00)	$(3.37)

Diluted:
Continuing operations	$(1.29)	$(1.94)	$(3.00)	$(3.27)
Discontinued operations	—	(0.05)	—	(0.10)
Net Income (Loss) Per Common Share	$(1.29)	$(1.99)	$(3.00)	$(3.37)

Weighted Average Number of Common Shares Outstanding (Diluted)	313.2	284.3	306.5	283.9
Common Stock Dividends Per Share	$0.25	$0.25	$0.50	$0.50

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)

Net Income (Loss)	$(373)	$(567)	$(861)	$(956)

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Change in fair value of cash flow hedges	—	(18)	—	2
Income taxes on change in fair value of cash flow hedges	—	6	—	(1)
Net change in fair value of cash flow hedges	—	(12)	—	1
Change in derivatives designated as cash flow hedges, after taxes	—	(12)	—	1

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	4	(15)	4	(15)
Income taxes on actuarial changes in plan liabilities	(2)	6	(2)	6
(Increase) reduction in unrecognized actuarial losses, net	2	(9)	2	(9)
Amortization of net actuarial losses	16	25	32	44
Income taxes on amortization of net actuarial losses	(6)	(8)	(11)	(14)
Net effect of amortization of net actuarial losses	10	17	21	30
Change in pension and other postretirement plans, after taxes	12	8	23	21

Foreign currency translation adjustment
Foreign currency translation adjustment	(27)	72	142	(48)
Change in foreign currency translation adjustment	(27)	72	142	(48)

Total Other Comprehensive Income (Loss)	(15)	68	165	(26)

Comprehensive Income (Loss)	(388)	(499)	(696)	(982)
Less: Comprehensive income (loss) attributable to noncontrolling interests	19	—	40	—
Comprehensive Income (Loss) Attributable to Hess Corporation	$(407)	$(499)	$(736)	$(982)

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(861)	$(956)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gains) losses on asset sales, net	(27)	—
Depreciation, depletion and amortization	1,665	1,984
Exploratory dry hole costs	218	176
Exploration lease impairment	24	78
Impairments	—	385
Stock compensation expense	47	51
Provision (benefit) for deferred income taxes and other tax accruals	(661)	(534)
(Income) loss from discontinued operations, net of income taxes	—	27
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	79	221
(Increase) decrease in inventories	25	(47)
Increase (decrease) in accounts payable and accrued liabilities	(197)	(88)
Increase (decrease) in taxes payable	(19)	3
Change in other operating assets and liabilities	(156)	(203)
Cash provided by (used in) operating activities - continuing operations	137	1,097
Cash provided by (used in) operating activities - discontinued operations	—	(21)
Net cash provided by (used in) operating activities	137	1,076

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,115)	(2,314)
Additions to property, plant and equipment - Bakken Midstream	(120)	(109)
Proceeds from asset sales	80	—
Other, net	15	(13)
Cash provided by (used in) investing activities - continuing operations	(1,140)	(2,436)
Cash provided by (used in) investing activities - discontinued operations	—	95
Net cash provided by (used in) investing activities	(1,140)	(2,341)

Cash Flows From Financing Activities
Debt with maturities of greater than 90 days
Borrowings	5	—
Repayments	(60)	(34)
Proceeds from issuance of preferred stock	557	—
Proceeds from issuance of common stock	1,087	—
Common stock acquired and retired	—	(78)
Cash dividends paid	(169)	(144)
Other, net	(38)	8
Cash provided by (used in) financing activities - continuing operations	1,382	(248)
Cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	1,382	(248)

Net Increase (Decrease) in Cash and Cash Equivalents	379	(1,513)
Cash and Cash Equivalents at Beginning of Year	2,716	2,444
Cash and Cash Equivalents at End of Period	$3,095	$931

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory				Accumulated
	Convertible		Capital in		Other	Total Hess
	Preferred	Common	Excess of	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Stock	Par	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions)
Balance at January 1, 2016	$—	$286	$4,127	$16,637	$(1,664)	$19,386	$1,015	$20,401
Net income (loss)	—	—	—	(901)	—	(901)	40	(861)
Other comprehensive income (loss)	—	—	—	—	165	165	—	165
Stock issuance	1	29	1,577	—	—	1,607	—	1,607
Activity related to restricted common stock awards, net	—	2	23	—	—	25	—	25
Employee stock options, including income tax benefits	—	—	4	—	—	4	—	4
Performance share units	—	—	10	—	—	10	—	10
Dividends on preferred stock	—	—	—	(18)	—	(18)	—	(18)
Dividends on common stock	—	—	—	(159)	—	(159)	—	(159)
Balance at June 30, 2016	$1	$317	$5,741	$15,559	$(1,499)	$20,119	$1,055	$21,174

Balance at January 1, 2015	$—	$286	$3,277	$20,052	$(1,410)	$22,205	$115	$22,320
Net income (loss)	—	—	—	(956)	—	(956)	—	(956)
Other comprehensive income (loss)	—	—	—	—	(26)	(26)	—	(26)
Activity related to restricted common stock awards, net	—	2	34	—	—	36	—	36
Employee stock options, including income tax benefits	—	—	12	—	—	12	—	12
Performance share units	—	—	12	—	—	12	—	12
Dividends on common stock	—	—	—	(144)	—	(144)	—	(144)
Common stock acquired and retired	—	(1)	(6)	(29)	—	(36)	—	(36)
Noncontrolling interests, net	—	—	—	—	—	—	(115)	(115)
Balance at June 30, 2015	$—	$287	$3,329	$18,923	$(1,436)	$21,103	$—	$21,103

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2016 and December 31, 2015, the consolidated results of operations for the three months and six months ended June 30, 2016 and 2015, and consolidated cash flows for the six months ended June 30, 2016 and 2015.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

3.  Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2016	2015
	(In millions)
Crude oil and natural gas liquids	$95	$144
Materials and supplies	282	255
Total inventories	$377	$399

4.  Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the six months ended June 30, 2016 (in millions):

Balance at January 1, 2016	$1,415
Additions to capitalized exploratory well costs pending the determination of proved reserves	93
Capitalized exploratory well costs charged to expense	(114)
Balance at June 30, 2016	$1,394

Exploratory wells costs charged to expense in the six months ended June 30, 2016 totaled $218 million, which includes $104 million of exploratory well costs incurred in 2016 that are not reflected in the table above.  We expensed the non-operated Melmar exploration well in the Gulf of Mexico, where noncommercial quantities of hydrocarbons were encountered.  In addition, at the non-operated Sicily exploration project in the Gulf of Mexico where hydrocarbons were encountered, we decided in the second quarter not to pursue the project due to the current price environment and the limited time remaining on the leases.  The cost of both wells drilled at Sicily were expensed in the quarter.

Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $1,150 million at June 30, 2016 and primarily related to:

Australia:  Approximately 70% of the capitalized well costs in excess of one year relates to our Equus project on license WA-390-P, offshore Western Australia, where development planning and commercial activities for our natural gas discoveries are ongoing.  In December 2014, we executed a non-binding letter of intent with the North West Shelf (NWS), a third-party joint venture with existing natural gas processing and liquefaction facilities.  In the second quarter of 2016, we continued a joint front-end engineering study with NWS and discussions with potential long-term purchasers of liquefied natural gas.  Successful execution of binding agreements with NWS is necessary before we can execute a gas sales agreement and sanction development of the project.  In addition, in March 2016, we were awarded a retention lease through 2021 covering certain areas within the WA-390-P License which include our Equus discoveries.  At our adjacent WA-474-P license which could become part of the Equus project, we completed drilling of an exploration commitment well in the second quarter of 2016 and encountered hydrocarbons.  The associated well costs have been capitalized pending determination of proved reserves.

Ghana:  Approximately 20% of the capitalized well costs in excess of one year relates to offshore Ghana.  Since 2014, we have completed three appraisal wells and continue to progress subsurface evaluation and development planning.  The government of Côte d’Ivoire has challenged the maritime border between it and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  We are unable to proceed with development of this license until there is a resolution of this matter, which may also impact our ability to develop the license.  The International Tribunal for Law of the Sea is expected to render a final ruling on the maritime border dispute in 2017.  Under terms of our license and subject to resolution of the border dispute, we have declared commerciality for four discoveries, including the Pecan Field in March 2016 which would be the primary development hub for the block.  We are continuing to work with the government on how best to progress work on the block given the maritime border dispute.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Guyana:  Approximately 10% of the capitalized well costs in excess of one year relates to the Stabroek Block, offshore Guyana, where the operator, Esso Exploration and Production Guyana Limited, announced a significant oil discovery at the Liza #1 well in the second quarter of 2015.  During 2016, the operator drilled the Liza #2 well which also encountered hydrocarbons, continued pre-development activities for Liza, and completed a 17,000 square kilometer 3D seismic shoot on the Stabroek Block.  The operator is currently drilling the Skipjack exploration well, which is a separate prospect 25 miles northwest of the Liza discovery.

5.  Impairment

As a result of establishing the Bakken Midstream operating segment in the second quarter of 2015, we performed impairment tests on the Offshore and Onshore reporting units prior to creation of the Bakken Midstream segment in accordance with accounting standards for goodwill.  No impairment resulted from this assessment.  In addition, we performed separate impairment tests at June 30, 2015, on the allocated goodwill to the Bakken Midstream segment and Onshore reporting unit of the E&P segment following the creation of the Bakken Midstream segment.  No impairment existed for the Bakken Midstream segment, but goodwill allocated to the Onshore reporting unit of $385 million did not pass the impairment test.  As a result, we recorded a noncash charge of $385 million in the second quarter of 2015 to reduce the Onshore reporting unit goodwill to its implied fair value of zero based on a hypothetical purchase price allocation as stipulated in the accounting standards.

6.  Bakken Midstream Joint Venture

On July 1, 2015, we sold a 50% interest in Hess Infrastructure Partners LP (HIP) to Global Infrastructure Partners  for net cash consideration of approximately $2.6 billion.  HIP and its affiliates primarily comprise our Bakken Midstream operating segment which provides fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, terminaling and loading crude oil and natural gas liquids, transportation of crude oil by rail car and the storage and terminaling of propane, primarily located in the Bakken shale play of North Dakota.

We consolidate the activities of HIP, which qualifies as a variable interest entity under U.S. GAAP.  At June 30, 2016, HIP liabilities totaling $789 million (December 31, 2015: $824 million) are on a nonrecourse basis to Hess Corporation, which includes total long-term debt of $684 million (December 31, 2015: $704 million).  At June 30, 2016, HIP assets available to settle its obligations include Cash and cash equivalents totaling $1 million (December 31, 2015: $3 million) and Property, plant and equipment with a carrying value of $2,444 million (December 31, 2015: $2,358 million).

7.  Debt

We have $300 million in fixed-rate public notes that will mature in June 2017.  These notes have been classified as long-term in the Consolidated Balance Sheet at June 30, 2016 based on available capacity under our $4 billion committed revolving credit facility that expires in 2020.

8. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Service cost	$16	$18	$32	$35
Interest cost	28	26	56	52
Expected return on plan assets	(42)	(43)	(84)	(85)
Amortization of unrecognized net actuarial losses	16	20	32	39
Settlement loss	—	5	—	5
Pension expense	$18	$26	$36	$46

In 2016, we expect to contribute $27 million to our funded pension plans.  Through June 30, 2016, we have contributed $13 million to these plans.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.  Weighted Average Common Shares

The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation Common Stockholders:
Income (loss) from continuing operations, net of income taxes	$(373)	$(553)	$(861)	$(929)
Less: Net income (loss) attributable to noncontrolling interests	19	—	40	—
Net income (loss) from continuing operations attributable to Hess Corporation	(392)	(553)	(901)	(929)
Less: Preferred stock dividends	12	—	18	—
Net income (loss) from continuing operations attributable to Hess Corporation Common Stockholders	(404)	(553)	(919)	(929)
Income from discontinued operations, net of income taxes	—	(14)	—	(27)
Net income (loss) attributable to Hess Corporation Common Stockholders	$(404)	$(567)	$(919)	$(956)

Weighted Average Number of Common Shares Outstanding:
Basic	313.2	284.3	306.5	283.9
Effect of dilutive securities
Restricted common stock	—	—	—	—
Stock options	—	—	—	—
Performance share units	—	—	—	—
Mandatory Convertible Preferred stock	—	—	—	—
Diluted	313.2	284.3	306.5	283.9

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic:
Continuing operations	$(1.29)	$(1.94)	$(3.00)	$(3.27)
Discontinued operations	—	(0.05)	—	(0.10)
Net income (loss) per common share	$(1.29)	$(1.99)	$(3.00)	$(3.37)
Diluted:
Continuing operations	$(1.29)	$(1.94)	$(3.00)	$(3.27)
Discontinued operations	—	(0.05)	—	(0.10)
Net income (loss) per common share	$(1.29)	$(1.99)	$(3.00)	$(3.37)

The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Restricted common stock	3,522,376	3,027,138	3,279,493	2,952,012
Stock options	6,994,061	7,012,818	6,857,262	6,901,674
Performance share units	1,031,420	912,383	958,679	1,025,826
Common shares upon conversion of Preferred stock	12,547,650	—	9,880,971	—

During the six months ended June 30, 2016, we granted 1,610,190 shares of restricted stock (2015: 1,122,724), 447,536 performance share units (2015: 362,873) and 824,225 stock options (2015: 521,773).

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.  Guarantees and Contingencies

We are subject to loss contingencies with respect to various claims, lawsuits and other proceedings, including administrative proceedings and proceedings relating to environmental matters.  A liability is recognized in our consolidated financial statements when it is probable that a loss has been incurred and the amount can be reasonably estimated.  If the risk of loss is probable, but the amount cannot be reasonably estimated or the risk of loss is only reasonably possible, a liability is not accrued; however, we disclose the nature of those contingencies.  We cannot predict with certainty if, how or when existing claims, lawsuits and proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages.

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

In September 2003, we received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the Lower Passaic River.  The NJDEP is also seeking natural resource damages. The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned.  We and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination; this work remains ongoing.  We and other parties settled a cost recovery claim by the State of New Jersey and also agreed with EPA to fund remediation of a portion of the site.  In April 2014, the EPA issued a Focused Feasibility Study (“FFS”) proposing to conduct bank-to-bank dredging of the lower eight miles of the Lower Passaic River at an estimated cost of $1.7 billion.  On March 4, 2016, the EPA issued a Record of Decision (“ROD”) in respect of the lower eight miles of the Lower Passaic River, selecting a remedy that includes bank-to-bank dredging at an estimated cost of $1.38 billion.  The ROD does not address the upper nine miles of the Lower Passaic River, which may require additional remedial action.  In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River.  Given that the EPA has not selected a remedy for the entirety of the Lower Passaic River, total remedial costs cannot be reliably estimated at this time.   Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because there are numerous other parties who we expect will share in the cost of remediation and damages and our former terminal did not store or use contaminants which are of the greatest concern in the river sediments and could not have contributed contamination along most of the river’s length.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.  Segment Information

We currently have two operating segments, Exploration and Production and Bakken Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.

The following table presents operating segment financial data for continuing operations (in millions):

For the Three Months Ended June 30, 2016	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total
Operating Revenues - Third parties	$1,224	$—	$—	$—	$1,224
Intersegment Revenues	—	119	—	(119)	—
Operating Revenues	$1,224	$119	$—	$(119)	$1,224

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(328)	$11	$(75)	$—	$(392)
Depreciation, Depletion and Amortization	770	25	2	—	797
Provision (Benefit) for Income Taxes	(273)	7	(39)	—	(305)
Capital Expenditures	434	67	—	—	501

For the Three Months Ended June 30, 2015	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total
Operating Revenues - Third parties	$1,953	$—	$—	$—	$1,953
Intersegment Revenues	—	145	—	(145)	—
Operating Revenues	$1,953	$145	$—	$(145)	$1,953

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(502)	$32	$(83)	$—	$(553)
Depreciation, Depletion and Amortization	1,004	22	2	—	1,028
Provision (Benefit) for Income Taxes	(120)	19	(55)	—	(156)
Capital Expenditures	948	65	—	—	1,013

For the Six Months Ended June 30, 2016	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total
Operating Revenues - Third parties	$2,197	$—	$—	$—	$2,197
Intersegment Revenues	—	238	—	(238)	—
Operating Revenues	$2,197	$238	$—	$(238)	$2,197

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(779)	$25	$(147)	$—	$(901)
Depreciation, Depletion and Amortization	1,612	48	5	—	1,665
Provision (Benefit) for Income Taxes	(587)	15	(79)	—	(651)
Capital Expenditures	939	102	—	—	1,041

For the Six Months Ended June 30, 2015	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total
Operating Revenues - Third parties	$3,491	$—	$—	$—	$3,491
Intersegment Revenues	—	275	—	(275)	—
Operating Revenues	$3,491	$275	$—	$(275)	$3,491

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(816)	$59	$(172)	$—	$(929)
Depreciation, Depletion and Amortization	1,936	43	5	—	1,984
Provision (Benefit) for Income Taxes	(431)	35	(111)	—	(507)
Capital Expenditures	2,145	105	—	—	2,250

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by operating segment were as follows:

	June 30,	December 31,
	2016	2015
	(In millions)
Exploration and Production	$28,769	$28,863
Bakken Midstream	2,835	2,754
Corporate, Interest and Other	2,630	2,540
Total	$34,234	$34,157

12.   Financial Risk Management Activities

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

Gross notional amounts of both long and short positions are presented in the volume table below.  These amounts include long and short positions that offset in closed positions and have not reached contractual maturity.  Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts.

The gross notional amounts of the financial risk management derivative contracts outstanding were as follows:

	June 30, 2016	December 31, 2015
	(In millions of USD)
Foreign exchange	$859	$967
Interest rate swaps	1,300	1,300

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the gross and net fair values of the risk management derivative instruments, all of which are based on Level 2 inputs:

	Accounts Receivable	Accounts Payable
	(In millions)
June 30, 2016
Derivative Contracts Designated as Hedging Instruments
Interest rate	$20	$—
Total derivative contracts designated as hedging instruments	20	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	23	—
Total derivative contracts not designated as hedging instruments	23	—
Gross fair value of derivative contracts	43	—
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$43	$—

December 31, 2015
Derivative Contracts Designated as Hedging Instruments
Interest rate	$3	$—
Total derivative contracts designated as hedging instruments	3	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	19	(3)
Total derivative contracts not designated as hedging instruments	19	(3)
Gross fair value of derivative contracts	22	(3)
Master netting arrangements	(3)	3
Net Fair Value of Derivative Contracts	$19	$—

Derivative contracts designated as hedging instruments:

Interest rate swaps:  At June 30, 2016, and December 31, 2015, we had interest rate swaps with gross notional amounts totaling $1,300 million, which were designated as fair value hedges.  In the second quarter and first six months of 2016, the unrealized change in fair value of interest rate swaps was an increase of $4 million and $18 million, respectively, compared with a decrease of $6 million and an increase of $4 million in the second quarter and first six months of 2015, respectively.   Changes in fair value of interest rate swaps result in a corresponding adjustment to the carrying value of the hedged fixed‑rate debt.

Crude oil collars:  Total losses from Brent and West Texas Intermediate crude oil collars in the second quarter and first six months of 2015 decreased Sales and other operating revenues by $35 million and $18 million, respectively, which included pre-tax losses of $35 million and $23 million, respectively, associated with changes in time value of the hedging contracts.  There were no crude oil hedges outstanding in 2016.

Derivative contracts not designated as hedging instruments:

Foreign exchange:  Total foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income amounted to gains of $15 million and $21 million in the second quarter and first six months of 2016, respectively, compared with a loss of $7 million and a gain of $8 million in the second quarter and first six months of 2015, respectively.  Changes in fair value of foreign exchange contracts that are not designated as hedges, which are a component of total foreign exchange gains and losses above, amounted to gains of $33 million and $13 million in the second quarter and first six months of 2016, respectively, compared with a loss of $41 million and a gain of $57 million in the second quarter and first six months of 2015, respectively.

The after‑tax foreign currency translation adjustments included in the Statement of Consolidated Comprehensive Income in the second quarter and first six months of 2016 amounted to a loss of $27 million and a gain of $142 million, respectively, compared with a gain of $72 million and loss of $48 million in the second quarter and first six months of 2015, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The cumulative currency translation adjustment at June 30, 2016, was a reduction to shareholders’ equity of $959 million compared with a reduction of $1,101 million at December 31, 2015.

Fair Value Measurement:  We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at June 30, 2016.  Total Long-term debt with a carrying value of $6,552 million at June 30, 2016, had a fair value of $7,073 million based on Level 2 inputs.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Norway.  The Bakken Midstream operating segment provides fee-based services, including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, terminaling and loading crude oil and natural gas liquids, transportation of crude oil by rail car, and the storage and terminaling of propane, primarily in the Bakken shale play of North Dakota.

Second Quarter Results

In the second quarter of 2016, we incurred a net loss of $392 million compared to a net loss of $567 million in the second quarter of 2015.  Excluding items affecting the comparability of earnings between periods on pages 23 and 25, the adjusted net loss for the second quarter of 2016 was $335 million compared to $147 million in the second quarter of 2015.  Lower production and realized selling prices reduced second quarter 2016 results by approximately $365 million after income taxes.  Second quarter 2016 results also reflected reductions in operating costs, general and administrative expenses, and depreciation, depletion and amortization (DD&A) expense compared with the prior-year quarter due to lower production and ongoing cost reduction efforts.

2016 Revised Capital and Exploratory Expenditures and Production Guidance

Capital and Exploratory Expenditures:  E&P capital and exploratory expenditures are now projected to be approximately $2.1 billion for the full year of 2016, down 48% from 2015, and $300 million lower than our previous guidance.  The reduced spending reflects our continuing efforts to apply Lean principles to reduce costs and improve operating efficiencies across our portfolio and certain deferred activity.  Bakken Midstream capital expenditures for 2016 are estimated to be $290 million which is down from previous guidance of $340 million.

Production:  For the full year 2016, net production is projected to be in the range of 315,000 barrels of oil equivalent per day (boepd) to 325,000 boepd.  The decline from our previous guidance of 330,000 boepd to 350,000 boepd primarily reflects unplanned downtime at two Gulf of Mexico fields.  At the Tubular Bells Field, two wells were shut-in for an extended period in the first half of 2016 due to defective subsurface valves.  These defective valves have been replaced.  In July at the Tubular Bells Field, a subsurface valve in a third well failed and is expected to be remediated in the fourth quarter.  Full year production is also impacted by a mechanical issue at a well at the Conger Field, which is expected to be remediated in the fourth quarter.  The full year impact of these temporary mechanical issues is expected to be approximately 20,000 boepd in 2016.

Response to Low Oil Prices

In the second quarter of 2016, we continued to focus on preserving the strength of our balance sheet and reducing costs and capital expenditures.  We ended the quarter with $3.1 billion in cash and cash equivalents and total liquidity including available committed credit facilities of approximately $7.7 billion.  We were also able to reduce costs and improve operating efficiencies across our portfolio, resulting in a further reduction to projected full year 2016 capital and exploratory expenditures.  Based on current forward strip crude oil prices for 2016, we continue to forecast a significant net loss and a net operating cash flow deficit (including capital expenditures) for the year.  We are able to fund our projected net operating cash flow deficit (including capital expenditures) for the full year of 2016 with cash on hand.  Due to the low commodity price environment, we may take other steps to improve our financial position by further reducing our planned capital program and other cash outlays, by issuing debt and equity securities, and/or pursuing asset sales.

Exploration and Production

In the second quarter of 2016, E&P incurred a net loss of $328 million compared with a net loss of $502 million in the second quarter of 2015.  Excluding items affecting the comparability of earnings between periods, the adjusted net loss for the second quarter of 2016 was $271 million compared to an adjusted net loss of $96 million in 2015.  Worldwide net production averaged 313,000 boepd in the second quarter of 2016, compared to pro forma net production, which excludes assets sold, of 386,000 boepd in the second quarter of 2015.  The average realized crude oil selling price was $41.95 per barrel, down from $55.83 in the second quarter of 2015, which included hedging.  The average realized natural gas liquids selling price in the second quarter of 2016 was $9.03 per barrel compared to $11.06 in the prior-year quarter while the average realized natural gas selling price was $3.58 per thousand cubic feet (mcf), down from $4.49 in the second quarter of 2015.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of our E&P activities:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play decreased to 106,000 boepd for the second quarter of 2016 (2015: 119,000 boepd) primarily due to reduced drilling activity in response to low oil prices.  In the second quarter of 2016, we operated an average of three rigs, drilled 20 wells and brought 26 new wells on production.  Drilling and completion costs averaged $4.8 million per operated well in the second quarter of 2016, a reduction of 14% from the prior-year quarter.  We currently plan to operate a two rig program starting in the third quarter of 2016.  For the full year of 2016, we intend to bring 90 wells online and expect production to be 100,000 boepd to 105,000 boepd compared to previous guidance of 95,000 boepd to 105,000 boepd for 2016.

•

In the Utica shale, five wells were brought on production and net production increased to 29,000 boepd in the second quarter of 2016 (2015: 22,000 boepd).  We ceased drilling activities in March of this year in response to lower commodity prices.

•

In the Gulf of Mexico, net production averaged 54,000 boepd (2015: 84,000 boepd).  The decrease in production resulted from unplanned downtime due to defective subsurface valves at the Tubular Bells Field (Hess 57%), a mechanical issue at one well in the Conger Field (Hess 38%), and extended planned shutdowns on third-party hosted production facilities at the Tubular Bells and Conger Fields.  These defective subsurface valves have been replaced.  In July, a subsurface valve in an additional well at the Tubular Bells Field failed and is expected to be remediated in the fourth quarter.  The mechanical issue at the Conger Field is also expected to be remediated in the fourth quarter of this year.  For the full year of 2016, production for the Tubular Bells Field is expected to average 10,000 boepd.  In addition, we have commenced drilling of a fifth production well at Tubular Bells which is scheduled to be brought online in early 2017.

•

Net production from the Valhall Field (Hess 64%), offshore Norway, decreased to 19,000 boepd for the second quarter of 2016 (2015: 35,000 boepd) as a result of a planned maintenance shutdown that was completed in July 2016.  In the second quarter of 2016, the operator, BP, and Aker ASA announced the creation of a new operating entity, Aker BP ASA.

•

At the North Malay Basin (Hess 50%), in the Gulf of Thailand, net production from the Early Production System averaged 33 million cubic feet per day (mmcfd) for the second quarter of 2016 (2015: 42 mmcfd).  In the second quarter, we installed three wellhead platforms and the jacket for the central processing platform with first gas projected in 2017.  The Phase 1 development drilling campaign is on schedule with eight out of eleven planned wells now drilled.

•

In the Joint Development Area of Malaysia/Thailand (Hess 50%), net production averaged 236 mmcfd for the second quarter of 2016 (2015: 283 mmcfd) primarily due to lower net entitlement.  Commissioning of the new booster compressor is scheduled for the third quarter of 2016 which will require a 15 day planned shut-down of production facilities.

•

At the South Arne Field (Hess 62%) in Denmark, where production averaged 15,000 boepd in the second quarter of 2016 (2015: 12,000 boepd), we completed a multi-well drilling campaign and demobilized the rig.  Planned downtime of 20 days is scheduled in the third quarter of 2016.

Other E&P assets:

•

In Guyana, at the offshore Stabroek Block (Hess 30%), the operator, Esso Exploration and Production Guyana Limited, completed drilling of the Liza #2 well.  This well was designed to further evaluate the significant Liza oil discovery and included an extended drill stem test.  The Liza #2 well was drilled to a total depth of 17,963 feet and encountered more than 190 feet of oil-bearing sandstone reservoirs in the Upper Cretaceous formations.  The operator is currently drilling the Skipjack exploration well which is a separate prospect approximately 25 miles northwest of the Liza discovery.

•

Drilling and construction of production facilities at the Hess operated Stampede development project (Hess 25%) in the Green Canyon area of the Gulf of Mexico continues with first production scheduled for 2018.  At the non-operated Sicily project (Hess 25%) in the Gulf of Mexico where hydrocarbons were encountered, we decided in the second quarter not to pursue the project due to the current price environment and the limited time remaining on the leases.  Costs of both wells drilled at Sicily were expensed in the quarter.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

Bakken Midstream

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

Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(328)	$(502)	$(779)	$(816)
Bakken Midstream	11	32	25	59
Corporate, Interest and Other	(75)	(83)	(147)	(172)
Income (loss) from continuing operations	(392)	(553)	(901)	(929)
Discontinued operations	—	(14)	—	(27)
Total	$(392)	$(567)	$(901)	$(956)

Net Income (Loss) per Common Share - Diluted:
Continuing operations	$(1.29)	$(1.94)	$(3.00)	$(3.27)
Discontinued operations	—	(0.05)	—	(0.10)
Net income (loss) per common share - Diluted	$(1.29)	$(1.99)	$(3.00)	$(3.37)

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in Net income (loss) and affect comparability of earnings between periods.  The items in the table below are explained and the pre-tax amounts are shown on pages 23 and 25.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Exploration and Production	$(57)	$(406)	$(57)	$(499)
Bakken Midstream	—	—	—	—
Corporate, Interest and Other	—	—	—	(4)
Discontinued operations	—	(14)	—	(27)
Total Items Affecting Comparability of Earnings Between Periods	$(57)	$(420)	$(57)	$(530)

The following table reconciles reported Net income (loss) attributable to Hess Corporation and Adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Net income (loss) attributable to Hess Corporation	$(392)	$(567)	$(901)	$(956)
Less: Total items affecting comparability of earnings between periods	(57)	(420)	(57)	(530)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(335)	$(147)	$(844)	$(426)

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

“Adjusted net income (loss) attributable to Hess Corporation” presented in this report is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods.  Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.  This measure is not, and should not be viewed as, a substitute for U.S. GAAP net income (loss).

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

Comparison of Results

Exploration and Production

Following is a summarized statement of our E&P operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,224	$1,953	$2,197	$3,491
Other, net	37	(17)	47	(6)
Total revenues and non-operating income	1,261	1,936	2,244	3,485
Costs and Expenses
Cost of products sold (excluding items shown separately below)	287	386	483	692
Operating costs and expenses	409	435	800	878
Production and severance taxes	28	45	47	81
Bakken Midstream tariffs	109	116	221	218
Exploration expenses, including dry holes and lease impairment	199	90	331	359
General and administrative expenses	60	97	116	183
Depreciation, depletion and amortization	770	1,004	1,612	1,936
Impairment	—	385	—	385
Total costs and expenses	1,862	2,558	3,610	4,732
Results of Operations Before Income Taxes	(601)	(622)	(1,366)	(1,247)
Provision (benefit) for income taxes	(273)	(120)	(587)	(431)
Net Income (Loss) Attributable to Hess Corporation	$(328)	$(502)	$(779)	$(816)

Excluding the E&P Items affecting comparability of earnings between periods in the table on page 23, the changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, DD&A, Bakken Midstream tariffs, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Selling Prices:  Average realized crude oil selling prices were 25% and 31% lower in the second quarter and first six months of 2016, respectively, compared to same periods in 2015 primarily due to declines in Brent and West Texas Intermediate crude oil prices.  In addition, realized selling prices for natural gas liquids were down 18% and 36%,  respectively, and realized selling prices for natural gas were down 20% and 24%, respectively, in the second quarter and first six months of 2016, compared to the same periods in 2015.  Lower realized selling prices reduced after-tax results by approximately $160 million and $390 million in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015.

Average selling prices were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Crude Oil - Per Barrel (Including Hedging)
United States
Onshore	$39.96	$50.33	$33.22	$44.85
Offshore	40.15	57.82	32.84	52.11
Total United States	40.02	53.25	33.08	47.56
Europe	45.28	60.88	37.39	57.42
Africa	44.66	59.70	38.31	56.54
Asia	38.96	59.37	39.11	56.85
Worldwide	41.95	55.83	34.97	50.99

Crude Oil - Per Barrel (Excluding Hedging)
United States
Onshore	$39.96	$50.54	$33.22	$44.97
Offshore	40.15	57.82	32.84	52.11
Total United States	40.02	53.38	33.08	47.63
Europe	45.28	62.39	37.39	58.18
Africa	44.66	61.00	38.31	57.18
Asia	38.96	59.37	39.11	56.85
Worldwide	41.95	56.40	34.97	51.28

Natural Gas Liquids - Per Barrel
United States
Onshore	$8.34	$9.47	$7.59	$11.58
Offshore	13.52	15.82	11.34	15.77
Total United States	8.84	10.46	8.00	12.26
Europe	19.23	27.53	17.40	27.56
Worldwide	9.03	11.06	8.21	12.78

Natural Gas - Per Mcf
United States
Onshore	$1.30	$1.81	$1.25	$1.93
Offshore	1.50	2.13	1.48	2.20
Total United States	1.34	1.93	1.31	2.03
Europe	3.74	7.35	4.19	7.63
Asia and other	5.70	6.27	5.64	6.11
Worldwide	3.58	4.49	3.50	4.61

Realized and unrealized losses from crude oil price collars decreased Sales and other operating revenues in the second quarter and first six months of 2015 by $35 million ($22 million after income taxes) and $18 million ($11 million after income taxes), respectively.  There were no crude oil hedge contracts in 2016.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Production Volumes:  Our crude oil, natural gas liquids and natural gas production decreased to 313,000 boepd and 331,000 boepd in the second quarter and first six months of 2016, respectively, from 391,000 boepd and 376,000 boepd in the second quarter and first six months of 2015, respectively.  We expect net production to average between 310,000 boepd and 315,000 boepd in the third quarter of 2016, and to average between 315,000 boepd and 325,000 boepd for the full year of 2016, compared to previous full year guidance of 330,000 boepd to 350,000 boepd.

Our net daily worldwide production was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Crude Oil - Barrels
United States
Bakken	69	85	71	82
Other Onshore	8	11	9	11
Total Onshore	77	96	80	93
Offshore	41	61	46	55
Total United States	118	157	126	148

Europe	26	39	30	38
Africa	33	48	35	50
Asia	2	2	2	2
Worldwide	179	246	193	238

Natural Gas Liquids - Barrels
United States
Bakken	27	22	27	21
Other Onshore	12	12	12	10
Total Onshore	39	34	39	31
Offshore	4	6	5	6
Total United States	43	40	44	37

Europe	1	2	1	1
Worldwide	44	42	45	38

Natural Gas - Mcf
United States
Bakken	59	71	63	65
Other Onshore	134	95	134	87
Total Onshore	193	166	197	152
Offshore	52	98	63	82
Total United States	245	264	260	234

Europe	40	41	43	39
Asia	254	312	252	324
Worldwide	539	617	555	597

Barrels of Oil Equivalent (a)	313	391	331	376

Crude oil and natural gas liquids as a share of total production	71%	74%	72%	73%
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

United States:  Onshore crude oil production was lower in the second quarter and first six months of 2016, compared to the corresponding periods in 2015, primarily due to reduced drilling activity in the Bakken shale play in response to low oil prices.  Onshore natural gas liquids production was higher in the second quarter and first six months of 2016, compared to the corresponding periods in 2015, primarily due to greater processed volumes captured at the Bakken shale.  Onshore natural

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

gas production was higher in the second quarter and first six months of 2016, compared to the corresponding periods in 2015, primarily due to more wells being brought on production in the Utica shale play, partially offset by lower natural gas production in the Bakken.  Total offshore production was lower in the second quarter and first six months of 2016, compared to the corresponding periods in 2015, as a result of unplanned downtime due to defective subsurface valves at the Tubular Bells Field, a mechanical issue at one well in the Conger Field, and extended planned shutdowns on third-party hosted production facilities at the Tubular Bells and Conger Fields.

Europe:  Crude oil production was lower in the second quarter and first six months of 2016, compared to the corresponding periods in 2015, primarily due to planned maintenance downtime at the Valhall Field, Offshore Norway, in the second quarter of 2016.

Africa:  Crude oil production was lower in the second quarter and first six months of 2016, compared to the corresponding periods in 2015, primarily due to reduced drilling activity in Equatorial Guinea and the sale of our Algeria asset in the fourth quarter of 2015.  Net production from the Algeria asset was 5,000 boepd in the second quarter and first six months of 2015.

Asia:  Natural gas production was lower in the second quarter and first six months of 2016, compared to the corresponding periods in 2015, primarily due to lower production entitlement at the JDA.

Sales Volumes:  The impact of lower sales volumes decreased after-tax results by approximately $205 million and $225 million in the second quarter and first six months of 2016, respectively, compared with the corresponding periods in 2015.

Our worldwide sales volumes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Barrels of Oil Equivalent (a)
Crude oil - barrels	18,053	22,729	37,502	42,436
Natural gas liquids - barrels	3,968	3,848	8,222	6,967
Natural gas - mcf	48,998	56,179	100,968	107,820
	30,187	35,940	62,552	67,373

Barrels of Oil Equivalent Per Day (a)
Crude oil - barrels per day	198	250	206	234
Natural gas liquids - barrels per day	44	42	45	38
Natural gas - mcf per day	539	617	555	596
	332	395	344	372
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

Cost of Products Sold:  Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from our partners in Hess operated wells or other third parties, as well as rail transportation fees from our Bakken Midstream operating segment.  The decrease in Cost of products sold in the second quarter and first six months of 2016, compared with the same periods in 2015, principally reflects the decline in benchmark crude oil prices.

Cash Operating Costs:  Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes and E&P General and administrative expenses, were down in the second quarter and first six months of 2016, compared to the same periods in 2015, resulting from lower operating costs and general and administrative expenses due to lower production and ongoing cost reduction efforts, and lower production taxes in the Bakken shale play.

Depreciation, Depletion and Amortization:  DD&A expenses were lower in the second quarter and first six months of 2016, compared with the prior-year periods, resulting from lower production and an improved portfolio average DD&A rate due to the production mix.

Bakken Midstream Tariffs Expense:  Tariff expenses decreased in the second quarter of 2016, compared to the same periods in 2015, primarily due to a decrease in volumes processed through the Tioga Gas Plant.  Tariff expenses in the first six months of 2016 were comparable to the same period in 2015.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Unit Cost Information:  Unit cost per barrel of oil equivalent (boe) information is calculated based on total E&P production volumes and exclude items affecting comparability of earnings as described on page 23.

	Actual				Forecast Range
	Three Months Ended		Six Months Ended		Three Months Ending	Twelve Months Ending
	June 30,		June 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2016

Cash operating costs	$16.23	$15.65	$15.38	$16.17	$16.00 — $17.00	$16.00 — $17.00
Depreciation, depletion and amortization costs	27.06	28.22	26.73	28.45	28.00 — 29.00	27.00 — 28.00
Total Production Unit Costs	$43.29	$43.87	$42.11	$44.62	$44.00 — $46.00	$43.00 — $45.00

Bakken Midstream Tariffs Expense	$3.83	$3.26	$3.66	$3.20	$4.10 — $4.20	$3.80 — $4.00

Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Exploratory dry hole costs	$133	$7	$218	$176
Exploratory lease impairment	15	24	24	78
Geological and geophysical expense and exploration overhead	51	59	89	105
	$199	$90	$331	$359

Exploratory dry hole costs in the second quarter of 2016 primarily relate to the write-off of two wells at the non-operated Sicily prospect in the Gulf of Mexico where we decided not to pursue the project due to the current price environment and the limited time remaining on the leases.  Exploratory dry hole costs in the first quarter of 2016 relate to the non-operated Melmar exploration well in the Gulf of Mexico, where noncommercial quantities of hydrocarbons were encountered.  Exploratory dry hole costs and exploratory lease impairment in the first six months of 2015 included charges related to the Dinarta Block, in the Kurdistan Region of Iraq and the write down of a foreign exploration project to fair value.  See further information below under Items Affecting the Comparability of Earnings Between Periods.

Exploration expenses, excluding dry hole expense, are estimated to be in the range of $60 million to $70 million in the third quarter of 2016 and $260 million to $280 million for the full year.

Income Taxes:  Excluding items affecting comparability of earnings between periods, the effective income tax rate for E&P operations was a benefit of 47% and 43% in the second quarter and first six months of 2016, respectively, compared to a benefit of 56% and 51% in the second quarter and first six months of 2015, respectively.  Excluding items affecting comparability of earnings between periods, the E&P effective income tax rate is expected to be a benefit in the range of 42% to 46% for the third quarter of 2016, and a benefit in the range of 41% to 45% for the full year of 2016, assuming no contribution from Libya.

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Exploratory dry hole cost and exploratory lease impairment	$(52)	$—	$(52)	$(77)
Contract termination costs	(22)	(21)	(22)	(21)
Gains on asset sale, net	17	—	17	—
Impairment	—	(385)	—	(385)
Inventory write-off	—	—	—	(16)
	$(57)	$(406)	$(57)	$(499)

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Exploration expense:  In the second quarter of 2016, we recorded a pre-tax charge of $83 million ($52 million after income taxes) to write-off the previously capitalized Sicily #1 exploration well completed in 2015.  In the first quarter of 2015, we recorded a pre-tax charge of $159 million ($67 million after income taxes) to write-off a previously capitalized exploration well and associated leasehold expenses related to the Dinarta Block, in the Kurdistan Region of Iraq.  Exploration expenses also included a pre-tax charge of $16 million ($10 million after income taxes) to write down a foreign exploration project to fair value.  These amounts are included in Exploration expenses, including dry holes and lease impairment in the Statement of Consolidated Income.

Contract termination costs:  In the second quarter of 2016, we incurred a pre-tax charge of $36 million ($22 million after income taxes) associated with the termination of a drilling rig contract.  In the second quarter of 2015, we incurred a pre-tax charge of $21 million ($21 million after income taxes) associated with terminated international office space.  The rig termination charge is included in Operating costs and expenses and the charge for the terminated office lease is included in General and administrative expenses in the Statement of Consolidated Income.

Gains on asset sale:  In the second quarter of 2016, we recognized a pre-tax gain of $27 million ($17 million after income taxes) related to the sale of undeveloped Onshore acreage in the United States.  This gain is included in Other, net in the Statement of Consolidated Income.

Impairment:  In the second quarter of 2015, we incurred a noncash pre-tax goodwill impairment charge of $385 million ($385 million after income taxes) associated with our onshore reporting unit.  As a result of establishing the Bakken Midstream business as a separate operating segment in the second quarter of 2015, U.S. GAAP required the allocation of goodwill to the Bakken Midstream segment and a goodwill impairment test for each of our reporting units.

Inventory write-off:  In the first quarter of 2015, we incurred a pre-tax charge of $21 million ($16 million after income taxes) to write off surplus drilling materials in Equatorial Guinea.  This charge is included in Operating costs and expenses in the Statement of Consolidated Income.

Bakken Midstream

Following is a summarized income statement of our Bakken Midstream operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Revenues and Non-Operating Income
Total revenues and non-operating income	$119	$145	$238	$275

Costs and Expenses
Operating costs and expenses	46	68	91	131
General and administrative expenses	5	3	9	5
Depreciation, depletion and amortization	25	22	48	43
Interest expense	6	1	10	2
Total costs and expenses	82	94	158	181

Results of Operations Before Income Taxes	37	51	80	94
Provision (benefit) for income taxes	7	19	15	35
Net Income (Loss)	30	32	65	59
Less: Net income (loss) attributable to noncontrolling interests (a)	19	—	40	—
Net Income (Loss) Attributable to Hess Corporation	$11	$32	$25	$59
(a)	The partnership is not subject to tax and, therefore, the noncontrolling interest’s share of net income is a pre-tax amount.

Total revenues and non-operating income for the second quarter and first six months of 2016 decreased, compared to the same periods in 2015, as a result of lower rail export revenue.  The decrease in Operating costs and expenses in the second quarter and first six months of 2016, compared with the same period in 2015, primarily reflects the decrease in third-party rail charges.  The increase in DD&A in the second quarter and first six months of 2016, compared to the same periods in 2015, result from capital expenditures on gathering pipelines and railcars that have been placed in service.  The increase in interest expense reflects borrowings by Hess Infrastructure Partners LP (HIP) subsequent to its formation on July 1, 2015.  Net income attributable to Hess Corporation from the Bakken Midstream segment is estimated to be in the range of $10 million to $15 million in the third quarter of 2016 and $40 million to $50 million for the full year.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$35	$53	$66	$108
Interest expense	95	96	189	190
Less: Capitalized interest	(16)	(11)	(29)	(21)
Interest expense, net	79	85	160	169
Corporate, Interest and Other expenses before income taxes	114	138	226	277
Provision (benefit) for income taxes	(39)	(55)	(79)	(109)
Net Corporate, Interest and Other expenses after income taxes	75	83	147	168
Items affecting comparability of earnings between periods, after-tax	—	—	—	4
Total Corporate, Interest and Other expenses After Income Taxes	$75	$83	$147	$172

Corporate and other expenses were lower in the second quarter and first six months of 2016, compared to 2015, primarily due to reductions in employee costs, professional fees, and other general and administrative expenses.  Third quarter 2016 corporate expenses after income taxes, are expected to be in the range of $25 million to $30 million, and interest expense after taxes is expected to be in the range of $50 million to $55 million.  Our estimate for corporate expenses for the full year is expected to be in the range of $100 million to $110 million after income taxes, and interest expense is estimated to be in the range of $195 million to $205 million after income taxes.

Items Affecting Comparability of Earnings Between Periods:

In the first quarter of 2015, we incurred exit costs of $6 million ($4 million after income taxes).

Other Items Potentially Affecting Future Results:

Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, natural gas liquids, and natural gas, reserve and production changes, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances associated with continued operating losses, the effects of weather, political risk, environmental risk and catastrophic risk.  For a more comprehensive description of the risks that may affect our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

	June 30,	December 31,
	2016	2015
	(In millions, except ratio)
Cash and cash equivalents	$3,095	$2,716
Current maturities of long-term debt	102	86
Total debt (a)	6,552	6,592
Total equity	21,174	20,401
Debt to capitalization ratio (b)	23.6%	24.4%
(a)	Includes $684 million of debt outstanding from our Bakken Midstream joint venture at June 30, 2016 that is non-recourse to Hess Corporation (December 31, 2015: $704 million).
(b)	Total debt as percentage of the sum of total debt plus equity.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2016	2015
	(In millions)
Cash Flows From Operating Activities:
Cash provided by (used in) operating activities - continuing operations	$137	$1,097
Cash provided by (used in) operating activities - discontinued operations	—	(21)
Net cash provided by (used in) operating activities	137	1,076

Cash Flows From Investing Activities:
Additions to property, plant and equipment - E&P	(1,115)	(2,314)
Additions to property, plant and equipment - Bakken Midstream	(120)	(109)
Proceeds from asset sales	80	—
Other, net	15	(13)
Cash provided by (used in) investing activities - continuing operations	(1,140)	(2,436)
Cash provided by (used in) investing activities - discontinued operations	—	95
Net cash provided by (used in) investing activities	(1,140)	(2,341)

Cash Flows From Financing Activities:
Cash provided by (used in) financing activities - continuing operations	1,382	(248)
Cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	1,382	(248)

Net increase (decrease) in cash and cash equivalents from continuing operations	379	(1,587)
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	74
Net Increase (Decrease) in Cash and Cash Equivalents	$379	$(1,513)

Operating activities:  Net cash provided by operating activities was $137 million in the first six months of 2016, compared to $1,076 million in the first six months of 2015.  The reduction in 2016 operating cash flows primarily reflects lower production volumes and lower benchmark crude oil price in the first six months of 2016.

Investing activities:  The decrease in Additions to property, plant and equipment in the first six months of 2016, as compared to the same period in 2015, is primarily due to reduced drilling activity (Bakken, Utica, Norway, Denmark and Equatorial Guinea) and reduced development expenditures (Tubular Bells and the JDA).  Proceeds from asset sales in the first six months of 2016 relates to the sale of undeveloped acreage, onshore United States and consideration received from the December 2015 sale of our assets in Algeria.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Six Months Ended
	June 30,
	2016	2015
	(In millions)
Capital expenditures incurred - E&P	$(939)	$(2,145)
Increase (decrease) in related liabilities	(176)	(169)
Additions to property, plant and equipment - E&P	$(1,115)	$(2,314)

Capital expenditures incurred - Bakken Midstream	$(102)	$(105)
Increase (decrease) in related liabilities	(18)	(4)
Additions to property, plant and equipment - Bakken Midstream	$(120)	$(109)

Financing activities: In the first quarter of 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock for total net proceeds of $1,644 million after deducting underwriting discounts, commissions, and offering expenses.  We repaid debt of $60 million (2015: $34 million) and paid $169 million of common and preferred stock dividends in the first six months of 2016 (2015: $144 million).  We paid $78 million for the settlement of common stock repurchases during the first six months of 2015.

Future Capital Requirements and Resources

We ended the second quarter of 2016 with $3.1 billion in cash and cash equivalents and total liquidity, including available committed credit facilities, of approximately $7.7 billion.  Based on current forward strip crude oil prices for 2016, we forecast a significant net loss and a net operating cash flow deficit (including capital expenditures) for the year.  We are able to fund our projected net operating cash flow deficit (including capital expenditures) for the full year of 2016 with cash on hand.  Due to the low commodity price environment, we may take other steps to improve our financial position by further reducing our planned capital program and other cash outlays, by issuing debt and equity securities, and/or pursuing asset sales.

The table below summarizes the capacity, usage and available capacity of our borrowing and letter of credit facilities at June 30, 2016:

				Letters of
	Expiration			Credit		Available
	Date	Capacity	Borrowings	Issued (c)	Total Used	Capacity
		(In millions)
Revolving credit facility - Hess Corporation	January 2020	$4,000	$—	$—	$—	$4,000
Revolving credit facility - HIP (a)	July 2020	400	90	—	90	310
Committed lines	Various (b)	630	—	11	11	619
Uncommitted lines	Various (b)	144	—	144	144	—
Total		$5,174	$90	$155	$245	$4,929
(a)	This facility may only be utilized by HIP.
(b)	Committed and uncommitted lines have expiration dates through 2018.
(c)	Primarily relate to our international operations.

Hess Corporation has a $4.0 billion syndicated revolving credit facility expiring in January 2020.  Based on our credit rating as of June 30, 2016, borrowings on the facility will generally bear interest at 1.3% above the London Interbank Offered Rate (LIBOR).   The interest rate will be higher if our credit rating is lowered.  The facility contains a financial covenant that limits the amount of the total borrowings on the last day of each fiscal quarter to 65% of the Corporation’s total capitalization, defined as total debt plus stockholders’ equity.  As of June 30, 2016, Hess Corporation had no outstanding borrowings under this facility and was in compliance with this financial covenant.

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

At June 30, 2016, borrowings attributable to the joint venture, which are non-recourse to Hess Corporation, amounted to $600 million on the Term Loan A loan facility and $90 million on the revolving credit facility excluding deferred issuance costs.  HIP is in compliance with all debt covenants at June 30, 2016, and its financial covenants do not currently impact its ability to issue indebtedness to fund future capital expenditures.

We also have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

Market Risk Disclosures

The Corporation is exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 12, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.

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

We have outstanding foreign exchange contracts with notional amounts totaling $859 million at June 30, 2016, to reduce our exposure to fluctuating foreign exchange rates for various currencies, primarily the British Pound and Danish Krone.  The change in fair value of foreign exchange contracts from a 10% weakening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $60 million at June 30, 2016.

At June 30, 2016, our outstanding long‑term debt of $6,552 million, including current maturities, had a fair value of $7,073 million.  A 15% increase or decrease in the rate of interest would decrease or increase the fair value of long-term debt, including the impact of interest rate swaps, by approximately $410 million or $470 million, respectively.

We have no outstanding commodity price hedges at June 30, 2016.

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

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2016.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Information regarding legal proceedings is contained in Note 10, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

PART II – OTHER INFORMATION (CONT’D.)

Item 6.	Exhibits and Reports on Form 8‑K.

a.	Exhibits
	10(1)	2016 Performance Incentive Plan for Senior Officers, incorporated by reference to Exhibit 10.1 to Form 8‑K of the Registrant filed on May 10, 2016.
	31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	101(INS)	XBRL Instance Document.
	101(SCH)	XBRL Schema Document.
	101(CAL)	XBRL Calculation Linkbase Document.
	101(LAB)	XBRL Labels Linkbase Document.
	101(PRE)	XBRL Presentation Linkbase Document.
	101(DEF)	XBRL Definition Linkbase Document.

b.	Reports on Form 8-K

During the quarter ended June 30, 2016, Registrant filed the following reports on Form 8-K:
	(i)	Filing dated April 27, 2016 reporting under Items 2.02 and 9.01, a news release dated April 27, 2016 reporting results for the first quarter of 2016.
(ii)

Filing dated May 10, 2016 reporting under Items 5.02, 5.07 and 9.01 the approval of the 2016 Performance Incentive Plan for Senior Officers; the submission of matters to a vote of security holders and exhibits thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: August 5, 2016