Form 10-Q
period 2016-09-30
HESS CORP
filed 2016-11-02
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

At September 30, 2016, there were 316,621,058 shares of Common Stock outstanding.

HESS CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2016	2015
	(In millions,
	except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$3,529	$2,716
Accounts receivable
Trade	771	847
Other	82	312
Inventories	403	399
Other current assets	108	130
Total current assets	4,893	4,404
Property, plant and equipment:
Total — at cost	48,416	46,826
Less: Reserves for depreciation, depletion, amortization and lease impairment	22,879	20,474
Property, plant and equipment — net	25,537	26,352
Goodwill	375	375
Deferred income taxes	3,257	2,653
Other assets	397	373
Total Assets	$34,459	$34,157
Liabilities
Current Liabilities:
Accounts payable	$458	$457
Accrued liabilities	1,433	1,997
Taxes payable	60	88
Current maturities of long-term debt	666	86
Total current liabilities	2,617	2,628
Long-term debt	6,671	6,506
Deferred income taxes	1,214	1,334
Asset retirement obligations	2,098	2,158
Other liabilities and deferred credits	944	1,130
Total Liabilities	13,544	13,756
Equity
Hess Corporation stockholders’ equity:
Preferred stock, par value $1.00; Authorized — 20,000,000 shares
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — 575,000 shares (2015: 0)	1	—
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 316,621,058 shares (2015: 286,045,586)	317	286
Capital in excess of par value	5,763	4,127
Retained earnings	15,129	16,637
Accumulated other comprehensive income (loss)	(1,372)	(1,664)
Total Hess Corporation stockholders’ equity	19,838	19,386
Noncontrolling interests	1,077	1,015
Total equity	20,915	20,401
Total Liabilities and Equity	$34,459	$34,157

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)

Revenues and Non-Operating Income
Sales and other operating revenues	$1,177	$1,671	$3,374	$5,162
Other, net	19	18	84	12
Total revenues and non-operating income	1,196	1,689	3,458	5,174

Costs and Expenses
Cost of products sold (excluding items shown separately below)	222	356	688	990
Operating costs and expenses	421	508	1,312	1,517
Production and severance taxes	27	29	74	110
Exploration expenses, including dry holes and lease impairment	78	144	409	503
General and administrative expenses	106	119	310	417
Interest expense	84	84	254	255
Loss on debt extinguishment	80	—	80	—
Depreciation, depletion and amortization	811	988	2,476	2,972
Impairment	—	—	—	385
Total costs and expenses	1,829	2,228	5,603	7,149
Income (Loss) from Continuing Operations Before Income Taxes	(633)	(539)	(2,145)	(1,975)
Provision (benefit) for income taxes	(316)	(300)	(967)	(807)
Income (Loss) from Continuing Operations	(317)	(239)	(1,178)	(1,168)
Income (Loss) from Discontinued Operations, Net of Income Taxes	—	(13)	—	(40)
Net Income (Loss)	(317)	(252)	(1,178)	(1,208)
Less: Net income (loss) attributable to noncontrolling interests	22	27	62	27
Net Income (Loss) Attributable to Hess Corporation	(339)	(279)	(1,240)	(1,235)
Less: Preferred stock dividends	12	—	30	—
Net Income (Loss) Applicable to Hess Corporation Common Stockholders	$(351)	$(279)	$(1,270)	$(1,235)

Net Income (Loss) Attributable to Hess Corporation Per Common Share
Basic:
Continuing operations	$(1.12)	$(0.94)	$(4.11)	$(4.21)
Discontinued operations	—	(0.04)	—	(0.14)
Net Income (Loss) Per Common Share	$(1.12)	$(0.98)	$(4.11)	$(4.35)

Diluted:
Continuing operations	$(1.12)	$(0.94)	$(4.11)	$(4.21)
Discontinued operations	—	(0.04)	—	(0.14)
Net Income (Loss) Per Common Share	$(1.12)	$(0.98)	$(4.11)	$(4.35)

Weighted Average Number of Common Shares Outstanding (Diluted)	313.2	283.5	308.7	283.8
Common Stock Dividends Per Share	$0.25	$0.25	$0.75	$0.75

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)

Net Income (Loss)	$(317)	$(252)	$(1,178)	$(1,208)

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	—	(34)	—	(34)
Income taxes on effect of hedge (gains) losses reclassified to income	—	13	—	13
Net effect of hedge (gains) losses reclassified to income	—	(21)	—	(21)
Change in fair value of cash flow hedges	—	109	—	111
Income taxes on change in fair value of cash flow hedges	—	(41)	—	(42)
Net change in fair value of cash flow hedges	—	68	—	69
Change in derivatives designated as cash flow hedges, after taxes	—	47	—	48

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	(5)	4	(20)
Income taxes on actuarial changes in plan liabilities	—	1	(2)	7
(Increase) reduction in unrecognized actuarial losses, net	—	(4)	2	(13)
Amortization of net actuarial losses	15	29	47	73
Income taxes on amortization of net actuarial losses	(5)	(10)	(16)	(24)
Net effect of amortization of net actuarial losses	10	19	31	49
Change in pension and other postretirement plans, after taxes	10	15	33	36

Foreign currency translation adjustment
Foreign currency translation adjustment	117	(208)	259	(256)
Change in foreign currency translation adjustment	117	(208)	259	(256)

Other Comprehensive Income (Loss)	127	(146)	292	(172)

Comprehensive Income (Loss)	(190)	(398)	(886)	(1,380)
Less: Comprehensive income (loss) attributable to noncontrolling interests	22	27	62	27
Comprehensive Income (Loss) Attributable to Hess Corporation	$(212)	$(425)	$(948)	$(1,407)

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(1,178)	$(1,208)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gains) losses on asset sales, net	(27)	(50)
Depreciation, depletion and amortization	2,476	2,972
Exploratory dry hole costs	234	180
Exploration lease impairment	33	139
Impairment	—	385
Loss from equity affiliates	—	10
Stock compensation expense	69	71
Provision (benefit) for deferred income taxes and other tax accruals	(973)	(819)
Loss on debt extinguishment	80	—
(Income) loss from discontinued operations, net of income taxes	—	40
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	278	489
(Increase) decrease in inventories	1	(17)
Increase (decrease) in accounts payable and accrued liabilities	(266)	(449)
Increase (decrease) in taxes payable	(28)	(230)
Changes in other operating assets and liabilities	(230)	(124)
Cash provided by (used in) operating activities - continuing operations	469	1,389
Cash provided by (used in) operating activities - discontinued operations	—	(31)
Net cash provided by (used in) operating activities	469	1,358

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,578)	(3,232)
Additions to property, plant and equipment - Bakken Midstream	(186)	(154)
Proceeds from asset sales	80	25
Other, net	18	(44)
Cash provided by (used in) investing activities - continuing operations	(1,666)	(3,405)
Cash provided by (used in) investing activities - discontinued operations	—	108
Net cash provided by (used in) investing activities	(1,666)	(3,297)

Cash Flows From Financing Activities
Debt with maturities of greater than 90 days
Borrowings	1,501	600
Repayments	(825)	(51)
Proceeds from issuance of preferred stock	557	—
Proceeds from issuance of common stock	1,087	—
Common stock acquired and retired	—	(142)
Cash dividends paid	(260)	(215)
Noncontrolling interests, net	—	2,329
Other, net	(50)	(13)
Cash provided by (used in) financing activities - continuing operations	2,010	2,508
Cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	2,010	2,508

Net Increase (Decrease) in Cash and Cash Equivalents	813	569
Cash and Cash Equivalents at Beginning of Year	2,716	2,444
Cash and Cash Equivalents at End of Period	$3,529	$3,013

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory				Accumulated
	Convertible		Capital in		Other	Total Hess
	Preferred	Common	Excess of	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Stock	Par	Earnings	Income (Loss)	Equity	Interests	Equity
	(In millions)
Balance at January 1, 2016	$—	$286	$4,127	$16,637	$(1,664)	$19,386	$1,015	$20,401
Net income (loss)	—	—	—	(1,240)	—	(1,240)	62	(1,178)
Other comprehensive income (loss)	—	—	—	—	292	292	—	292
Stock issuance	1	29	1,577	—	—	1,607	—	1,607
Activity related to restricted common stock awards, net	—	2	40	—	—	42	—	42
Employee stock options, including income tax benefits	—	—	6	—	—	6	—	6
Performance share units	—	—	13	—	—	13	—	13
Dividends on preferred stock	—	—	—	(30)	—	(30)	—	(30)
Dividends on common stock	—	—	—	(238)	—	(238)	—	(238)
Balance at September 30, 2016	$1	$317	$5,763	$15,129	$(1,372)	$19,838	$1,077	$20,915

Balance at January 1, 2015	$—	$286	$3,277	$20,052	$(1,410)	$22,205	$115	$22,320
Net income (loss)	—	—	—	(1,235)	—	(1,235)	27	(1,208)
Other comprehensive income (loss)	—	—	—	—	(172)	(172)	—	(172)
Activity related to restricted common stock awards, net	—	1	46	—	—	47	—	47
Employee stock options, including income tax benefits	—	—	14	—	—	14	—	14
Performance share units	—	—	19	—	—	19	—	19
Dividends on common stock	—	—	—	(215)	—	(215)	—	(215)
Common stock acquired and retired	—	(1)	(18)	(72)	—	(91)	—	(91)
Formation of Bakken Midstream joint venture	—	—	759	—	—	759	1,305	2,064
Noncontrolling interests, net	—	—	—	—	—	—	(415)	(415)
Balance at September 30, 2015	$—	$286	$4,097	$18,530	$(1,582)	$21,331	$1,032	$22,363

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2016 and December 31, 2015, the consolidated results of operations for the three months and nine months ended September 30, 2016 and 2015, and consolidated cash flows for the nine months ended September 30, 2016 and 2015.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

In February 2016, the FASB issued ASU 2016-02, Leases, as a new ASC Topic, ASC 842.  The new standard will require assets and liabilities to be reported on the balance sheet for all leases with lease terms greater than one year, including leases currently treated as operating leases under the existing standard.  This ASU is effective for us beginning in the first quarter of 2019, with early adoption permitted.  We are currently assessing the impact of the ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU makes changes to various provisions associated with share-based accounting, including provisions affecting the accounting for income taxes, the accounting for forfeitures, and the consideration of net settlement provisions on the balance sheet classification of the share-based award.  This ASU is effective for us beginning in the first quarter of 2017, with early adoption permitted.  The adoption of ASU 2016 – 09 is not expected to have a material impact on our financial condition.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses.  This ASU makes changes to the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments.  The standard requires the use of a forward-looking "expected loss" model compared to the current "incurred loss" model.  This ASU is effective for us beginning in the first quarter of 2020, with early adoption permitted from the first quarter of 2019.  We are currently assessing the impact of the ASU on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes – Intra-Entity Transfer of Assets Other than Inventory.  This ASU will require the recognition of income tax consequences from intra-entity transfer of assets other than inventory when the transfer occurs.  This ASU is effective for us beginning in the first quarter of 2018, with early adoption permitted.  We are currently assessing the impact of the ASU on our consolidated financial statements.

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

3.  Debt Issuance and Notes Tender Offer

In September 2016, we issued $1 billion of 4.30% senior notes, due in April 2027, and $500 million of 5.80% senior notes, due in April 2047, for net proceeds of $1.48 billion to primarily fund the repurchase of higher-coupon debt and redemption of near-term maturities.  During the third quarter of 2016, we used $750 million to purchase $650 million principal amount of tendered 8.125% notes, due 2019 with a carrying value of $670 million.  Third quarter 2016 results include a charge of $80 million before income taxes for the loss on extinguishment of the tendered 2019 notes.  See Note 15, Subsequent Events for discussion of notes purchased in October 2016.

4.  Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2016	2015
	(In millions)
Crude oil and natural gas liquids	$104	$144
Materials and supplies	299	255
Total inventories	$403	$399

5.  Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the nine months ended September 30, 2016 (in millions):

Balance at January 1, 2016	$1,415
Additions to capitalized exploratory well costs pending the determination of proved reserves	107
Capitalized exploratory well costs charged to expense	(114)
Balance at September 30, 2016	$1,408

Exploratory wells costs charged to expense in the nine months ended September 30, 2016 totaled $234 million, which includes $120 million of exploratory well costs incurred in 2016 that are not reflected in the table above.  In the third quarter, the operator of the Stabroek Block, offshore Guyana, completed drilling of the Skipjack exploration well, which was unsuccessful and expensed.  At the non-operated Sicily exploration project in the Gulf of Mexico where hydrocarbons were encountered in two wells, we decided in the second quarter not to pursue the project due to the current price environment and the limited time remaining on the leases.  The cost of both wells drilled at Sicily were expensed in the second quarter.  In the first quarter, we expensed the non-operated Melmar exploration well in the Gulf of Mexico, where noncommercial hydrocarbons were encountered.

Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $1,167 million at September 30, 2016 and primarily related to:

Australia:  Approximately 70% of the capitalized well costs in excess of one year relates to our Equus project on license WA-390-P, offshore Western Australia (Hess 100%), where development planning and commercial activities for our natural gas discoveries are ongoing.  In December 2014, we executed a non-binding letter of intent with the North West Shelf (NWS), a third-party joint venture with existing natural gas processing and liquefaction facilities.  We continue with a joint front-end engineering study with NWS, the results of which will enable negotiations for a tariff agreement.  In addition, we have commenced discussions with potential long-term purchasers of liquefied natural gas.  In March 2016, we were awarded a retention lease through 2021 covering certain areas within the WA-390-P License which include our Equus discoveries.  At our adjacent WA-474-P license which could become part of the Equus project, we completed drilling of an exploration

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

commitment well in the second quarter of 2016 and encountered hydrocarbons.  The associated well costs have been capitalized pending determination of proved reserves.  Successful negotiation of binding agreements with NWS and reaching agreement on terms for a gas sales agreement with one or more third parties is necessary before we can sanction development of the project.

Ghana:  Approximately 20% of the capitalized well costs in excess of one year relates to our Deepwater Tano/Cape Three Points license (Hess 50% license interest), offshore Ghana.  Since 2014, we have completed three appraisal wells and continue to progress subsurface evaluation and development planning.  The government of Côte d’Ivoire has challenged the maritime border between it and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  We are unable to proceed with development of this license until there is a resolution of this matter, which may also impact our ability to develop the license.  The International Tribunal for Law of the Sea is expected to render a final ruling on the maritime border dispute in 2017.  Under terms of our license and subject to resolution of the border dispute, we have declared commerciality for four discoveries, including the Pecan Field in March 2016 which would be the primary development hub for the block.  We are continuing to work with the government on how best to progress work on the block given the maritime border dispute.

Guyana:  Approximately 10% of the capitalized well costs in excess of one year relates to the Stabroek Block, offshore Guyana (Hess 30% participating interest), where the operator, Esso Exploration and Production Guyana Limited, announced a significant oil discovery at the Liza-1 well in the second quarter of 2015.  During 2016, the operator completed a 17,000 square kilometer 3D seismic acquisition on the Stabroek Block and drilled the Liza-2 and Liza-3 wells, both of which encountered hydrocarbons.  Pre-development planning is underway and we expect to be in a position to sanction the first phase of the Liza development in 2017.

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

We consolidate the activities of HIP, which qualifies as a variable interest entity under U.S. GAAP.  At September 30, 2016, HIP liabilities totaling $810 million (December 31, 2015: $824 million) are on a nonrecourse basis to Hess Corporation, which includes total long-term debt of $683 million (December 31, 2015: $704 million).  At September 30, 2016, HIP assets available to settle its obligations include Cash and cash equivalents totaling $2 million (December 31, 2015: $3 million) and Property, plant and equipment with a carrying value of $2,505 million (December 31, 2015: $2,358 million).

7.  Impairment

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

8.  Dispositions

In the third quarter of 2015, we completed the sale of approximately 13,000 acres of Utica dry gas acreage for a sales price of approximately $120 million.  The transaction resulted in a pre-tax gain of $49 million ($31 million after income taxes).

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Service cost	$15	$18	$47	$53
Interest cost	27	26	83	78
Expected return on plan assets	(41)	(42)	(125)	(127)
Amortization of unrecognized net actuarial losses	15	19	47	58
Settlement loss	—	10	—	15
Pension expense	$16	$31	$52	$77

In 2016, we expect to contribute $27 million to our funded pension plans.  Through September 30, 2016, we have contributed $19 million to these plans.

10.  Income Taxes

In the third quarter of 2016, we recorded a tax benefit of $51 million for the resolution of certain international tax matters.  In the third quarter of 2015, we received approval for an international investment incentive and, as a result, recognized a tax benefit of $50 million.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.  Weighted Average Common Shares

The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation Common Stockholders:
Income (loss) from continuing operations, net of income taxes	$(317)	$(239)	$(1,178)	$(1,168)
Less: Net income (loss) attributable to noncontrolling interests	22	27	62	27
Net income (loss) from continuing operations attributable to Hess Corporation	(339)	(266)	(1,240)	(1,195)
Less: Preferred stock dividends	12	—	30	—
Net income (loss) from continuing operations attributable to Hess Corporation Common Stockholders	(351)	(266)	(1,270)	(1,195)
Income from discontinued operations, net of income taxes	—	(13)	—	(40)
Net income (loss) attributable to Hess Corporation Common Stockholders	$(351)	$(279)	$(1,270)	$(1,235)

Weighted Average Number of Common Shares Outstanding:
Basic	313.2	283.5	308.7	283.8
Effect of dilutive securities
Restricted common stock	—	—	—	—
Stock options	—	—	—	—
Performance share units	—	—	—	—
Mandatory Convertible Preferred stock	—	—	—	—
Diluted	313.2	283.5	308.7	283.8

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic:
Continuing operations	$(1.12)	$(0.94)	$(4.11)	$(4.21)
Discontinued operations	—	(0.04)	—	(0.14)
Net income (loss) per common share	$(1.12)	$(0.98)	$(4.11)	$(4.35)
Diluted:
Continuing operations	$(1.12)	$(0.94)	$(4.11)	$(4.21)
Discontinued operations	—	(0.04)	—	(0.14)
Net income (loss) per common share	$(1.12)	$(0.98)	$(4.11)	$(4.35)

The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted common stock	3,476,171	2,955,200	3,345,052	2,953,075
Stock options	6,945,925	6,983,524	6,886,816	6,928,958
Performance share units	965,634	915,238	960,998	988,963
Common shares upon conversion of Preferred stock	12,547,650	—	10,769,864	—

During the nine months ended September 30, 2016, we granted 1,656,598 shares of restricted stock (2015: 1,127,242), 447,536 performance share units (2015: 362,873) and 824,225 stock options (2015: 521,773).

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

We, along with many companies engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline.  A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us.  The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE.  The majority of the cases asserted against us have been settled.  In June 2014, the Commonwealth of Pennsylvania and the State of Vermont each filed independent lawsuits alleging that we and all major oil companies with operations in each respective state, have damaged the groundwater in those states by introducing thereto gasoline with MTBE.   The Pennsylvania suit has been removed to Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York.  The suit filed in Vermont is proceeding there in a state court.  In September 2016, the State of Rhode Island also filed a lawsuit in Federal court alleging that we and other major oil companies damaged the groundwater in Rhode Island by introducing thereto gasoline with MTBE.

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

The following table presents operating segment financial data for continuing operations (in millions):

For the Three Months Ended September 30, 2016	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total
Operating Revenues - Third parties	$1,177	$—	$—	$—	$1,177
Intersegment Revenues	—	120	—	(120)	—
Operating Revenues	$1,177	$120	$—	$(120)	$1,177

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(234)	$13	$(118)	$—	$(339)
Depreciation, Depletion and Amortization	784	25	2	—	811
Provision (Benefit) for Income Taxes	(252)	9	(73)	—	(316)
Capital Expenditures	383	88	—	—	471

For the Three Months Ended September 30, 2015	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total
Operating Revenues - Third parties	$1,671	$—	$—	$—	$1,671
Intersegment Revenues	—	148	—	(148)	—
Operating Revenues	$1,671	$148	$—	$(148)	$1,671

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(188)	$16	$(94)	$—	$(266)
Depreciation, Depletion and Amortization	963	22	3	—	988
Provision (Benefit) for Income Taxes	(256)	10	(54)	—	(300)
Capital Expenditures	770	88	—	—	858

For the Nine Months Ended September 30, 2016	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total
Operating Revenues - Third parties	$3,374	$—	$—	$—	$3,374
Intersegment Revenues	—	358	—	(358)	—
Operating Revenues	$3,374	$358	$—	$(358)	$3,374

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(1,013)	$38	$(265)	$—	$(1,240)
Depreciation, Depletion and Amortization	2,396	73	7	—	2,476
Provision (Benefit) for Income Taxes	(839)	24	(152)	—	(967)
Capital Expenditures	1,322	190	—	—	1,512

For the Nine Months Ended September 30, 2015	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total
Operating Revenues - Third parties	$5,162	$—	$—	$—	$5,162
Intersegment Revenues	—	423	—	(423)	—
Operating Revenues	$5,162	$423	$—	$(423)	$5,162

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(1,004)	$75	$(266)	$—	$(1,195)
Depreciation, Depletion and Amortization	2,899	65	8	—	2,972
Provision (Benefit) for Income Taxes	(687)	45	(165)	—	(807)
Capital Expenditures	2,915	193	—	—	3,108

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by operating segment were as follows:

	September 30,	December 31,
	2016	2015
	(In millions)
Exploration and Production	$28,622	$28,863
Bakken Midstream	2,903	2,754
Corporate, Interest and Other	2,934	2,540
Total	$34,459	$34,157

14.  Financial Risk Management Activities

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

The gross notional amounts of financial risk management derivative contracts outstanding were as follows:

	September 30, 2016	December 31, 2015
	(In millions of USD)
Foreign exchange	$705	$967
Interest rate swaps	650	1,300

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the gross and net fair values of the risk management derivative instruments, all of which are based on Level 2 inputs:

	Accounts Receivable	Accounts Payable
	(In millions)
September 30, 2016
Derivative Contracts Designated as Hedging Instruments
Interest rate	$3	$—
Total derivative contracts designated as hedging instruments	3	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	4	(6)
Total derivative contracts not designated as hedging instruments	4	(6)
Gross fair value of derivative contracts	7	(6)
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$7	$(6)

December 31, 2015
Derivative Contracts Designated as Hedging Instruments
Interest rate	$3	$—
Total derivative contracts designated as hedging instruments	3	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	19	(3)
Total derivative contracts not designated as hedging instruments	19	(3)
Gross fair value of derivative contracts	22	(3)
Master netting arrangements	(3)	3
Net Fair Value of Derivative Contracts	$19	$—

Derivative contracts designated as hedging instruments:

Interest rate swaps:  We had interest rate swaps which were designated as fair value hedges with gross notional amounts totaling $650 million at September 30, 2016, down from $1,300 million at December 31, 2015.  During the third quarter of 2016, we received cash proceeds of $5 million following settlement of certain existing interest rate swaps in connection with the repurchase of certain debt.  See Note 3, Debt Issuance and Notes Tender Offer.  The change in fair value of interest rate swaps was a decrease of $9 million and an increase of $9 million in the third quarter and first nine months of 2016, respectively, compared with increases of $10 million and $14 million in the third quarter and first nine months of 2015, respectively.   Changes in fair value of interest rate swaps result in a corresponding adjustment to the carrying value of the hedged fixed‑rate debt.

Crude oil collars:  Total gains from Brent and West Texas Intermediate crude oil collars in the third quarter and first nine months of 2015 increased Sales and other operating revenues by $42 million and $24 million, respectively, which was net of pre-tax losses of $23 million and $46 million, respectively, associated with changes in time value of the hedging contracts.  There were no crude oil hedges outstanding in 2016.

Derivative contracts not designated as hedging instruments:

Foreign exchange:  Total foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income amounted to gains of $11 million and $32 million in the third quarter and first nine months of 2016, respectively, compared with losses of $15 million and $7 million in the third quarter and first nine months of 2015, respectively.  Changes in fair value of foreign exchange contracts that are not designated as hedges, which are a component of total foreign exchange gains and losses above, amounted to a loss of $2 million and a gain of $11 million in the third quarter and first nine months of 2016, respectively, compared with gains of $13 million and $71 million in the third quarter and first nine months of 2015, respectively.

The after‑tax foreign currency translation adjustments included in the Statement of Consolidated Comprehensive Income in the third quarter and first nine months of 2016 amounted to gains of $117 million and $259 million, respectively, compared with losses of $208 million and $256 million in the third quarter and first nine months of 2015, respectively.  The cumulative currency translation adjustment at September 30, 2016, was a reduction to shareholders’ equity of $842 million compared with a reduction of $1,101 million at December 31, 2015.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurement:  We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at September 30, 2016.  Total Long-term debt with a carrying value of $7,337 million at September 30, 2016, had a fair value of $7,881 million based on Level 2 inputs.

15.  Subsequent Events

In October 2016, we purchased $196 million principal amount of 7.875% notes due 2029 and $66 million principal amount of 7.30% notes due 2031 for $324 million.  In addition, we redeemed $300 million principal amount of 1.30% notes due 2017 for $301 million.  The carrying value of these notes, which are included in Current maturities of long-term debt in the Consolidated Balance Sheet, was $559 million at September 30, 2016.  Fourth quarter 2016 results will include a charge of approximately $68 million before income taxes ($42 million after income taxes) for the loss on extinguishment of the tendered and redeemed notes.

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

Response to Low Oil Prices

Through the first nine months of 2016, our industry continued to face a challenging commodity price environment leading to further reductions in capital investment compared with 2015.  West Texas Intermediate crude oil prices averaged $41.33 per barrel and Brent crude oil prices averaged $43.01 per barrel for the first nine months of 2016, compared to $51.00 and $56.61, respectively, in the first nine months of 2015.  In response, we reduced our E&P capital and exploratory expenditures during the first nine months of 2016 to $1.5 billion, a decrease of 53% compared to the same period in 2015, which partially contributed to our lower 2016 oil and gas production levels.  We now project our full year 2016 E&P capital and exploratory expenditures to be approximately $2 billion, $100 million lower than our previous guidance.

In addition to reducing our capital and exploratory expenditures, we have proactively taken other steps in 2016 to preserve the strength of our balance sheet and improve liquidity, including issuing equity securities and executing a debt refinancing transaction.  In February 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock, for total net proceeds of approximately $1.6 billion.  In September 2016, we initiated a debt refinancing transaction by issuing $1 billion of 4.30% notes due in 2027 and $500 million of 5.80% notes due in 2047 with proceeds used primarily to purchase higher-coupon bonds and redeem near-term maturities.  We ended the quarter with $3.5 billion in cash and cash equivalents and total liquidity including available committed credit facilities of approximately $8.2 billion.  In October 2016, we used $625 million to complete the purchase and redemption of notes under our debt refinancing transaction.  See Note 3, Debt Issuance and Notes Tender Offer and Note 15, Subsequent Events, in the Notes to Consolidated Financial Statements.

We forecast a significant net loss and net operating cash flow deficit (including capital expenditures) in 2016.   Based on current forward strip crude oil prices for 2017 which are higher than 2016 prices, we forecast a smaller net loss and net operating cash flow deficit (including capital expenditures) in 2017.  We expect to fund our projected net operating cash flow deficit (including capital expenditures) through 2017 with cash on hand.  Due to the low commodity price environment, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: further reduce our planned capital program and other cash outlays, borrow from our committed credit facilities, issue debt or equity securities, and pursue asset sales.

Third Quarter Results

In the third quarter of 2016, we incurred a net loss of $339 million compared to a net loss of $279 million in the third quarter of 2015.  Excluding items affecting the comparability of earnings between periods on pages 25 to 27, the adjusted net loss for the third quarter of 2016 was $340 million compared to an adjusted net loss of $291 million in the third quarter of 2015.  Third quarter 2016 after-tax results reflect lower production and lower realized selling prices for crude oil and natural gas compared with the third quarter of 2015, partially offset by lower operating costs and depreciation, depletion and amortization expenses.

Exploration and Production

In the third quarter of 2016, E&P incurred a net loss of $234 million compared with a net loss of $188 million in the third quarter of 2015.  Excluding items affecting the comparability of earnings between periods, the adjusted net loss for the third quarter of 2016 was $285 million compared to an adjusted net loss of $221 million in 2015.  Worldwide net production averaged 314,000 barrels of oil equivalent per day (boepd) in the third quarter of 2016, compared to pro forma net production, which excludes assets sold, of 372,000 boepd in the third quarter of 2015.  The average realized crude oil selling price was $41.50 per barrel, down from $45.66 in the third quarter of 2015, which included hedging.  The average realized natural gas liquids selling price in the third quarter of 2016 was $9.23 per barrel compared to $7.17 in the prior-year quarter while the average realized natural gas selling price was $3.20 per thousand cubic feet (mcf), down from $4.02 in the third quarter of 2015.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of our E&P activities:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play decreased to an average of 107,000 boepd for the third quarter of 2016 (2015: 113,000 boepd) primarily due to reduced drilling activity in response to low oil prices.  In the third quarter of 2016, we operated an average of three rigs, drilled 21 wells and brought 22 new wells on production.  Drilling and completion costs averaged $4.7 million per operated well in the third quarter of 2016, a reduction of 11% from the prior-year quarter.  We expect full year 2016 Bakken production to approximate 105,000 boepd.

•

In the Gulf of Mexico, net production for the third quarter of 2016 averaged 61,000 boepd (2015: 83,000 boepd).  The decrease in production was primarily a result of unplanned well downtime at the Tubular Bells Field (Hess 57%) and the Conger Field (Hess 38%), due to subsurface valve failures, and natural field decline.  At the Tubular Bells Field, subsurface valves in two wells were replaced in the first half of 2016.  Further workover operations to replace a subsurface valve in a third well at the Tubular Bells Field and a well in the Conger Field are planned for the fourth quarter of this year.  We expect production from these wells to recommence in the first quarter of 2017.

•

Net production from the Valhall Field (Hess 64%), offshore Norway, decreased to an average of 31,000 boepd for the third quarter of 2016 (2015: 35,000 boepd) primarily due to a reduced drilling program.

•

At the North Malay Basin (Hess 50%), in the Gulf of Thailand, net production from the Early Production System averaged 25 million cubic feet per day (mmcfd) for the third quarter of 2016 (2015: 42 mmcfd).  In the third quarter of 2016, we completed installation of the topsides at three remote well-head platforms, which are part of the full-field development project, and completed drilling of three development wells.  The project is on schedule for completion in the third quarter of 2017, after which net production is expected to increase to 165 mmcfd.

•

In the Joint Development Area of Malaysia/Thailand (Hess 50%), net production averaged 146 mmcfd for the third quarter of 2016 (2015: 218 mmcfd), as a result of lower entitlement and commissioning of the new booster compressor project.  In the fourth quarter of 2016, we expect net production to exceed 180 mmcfd.

•

At the South Arne Field (Hess 62%) in Denmark, net production decreased to an average of 11,000 boepd in the third quarter of 2016 (2015: 14,000 boepd), as a result of a planned maintenance shutdown during the quarter.   In October 2016, the Danish government awarded a 20 year extension to the South Arne Field license, extending expiry to 2047.

Other E&P assets:

•

In Guyana, at the offshore Stabroek Block (Hess 30%), the operator, Esso Exploration and Production Guyana Limited, successfully completed the Liza-3 appraisal well.  The Liza-3 well was drilled to a total depth of approximately 18,100 feet and encountered approximately 200 feet of the same oil-bearing reservoirs encountered in other Liza wells.  Pre-development planning is underway and we expect to be in a position to sanction the first phase of the Liza development in 2017.

In the fourth quarter of 2016, the operator plans to drill an exploration well at the Payara prospect, located approximately 10 miles northeast of the Liza discovery.  At the Skipjack prospect 25 miles northwest of the Liza discovery, the operator completed the drilling of an exploration well, which was unsuccessful and expensed in the third quarter.

•

At the Hess operated Stampede development project (Hess 25%) in the Green Canyon area of the Gulf of Mexico, the topsides deck was installed on the hull and drilling operations in the field continued.  First production is targeted for 2018.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(234)	$(188)	$(1,013)	$(1,004)
Bakken Midstream	13	16	38	75
Corporate, Interest and Other	(118)	(94)	(265)	(266)
Income (loss) from continuing operations	(339)	(266)	(1,240)	(1,195)
Discontinued operations	—	(13)	—	(40)
Total	$(339)	$(279)	$(1,240)	$(1,235)

Net Income (Loss) per Common Share - Diluted:
Continuing operations	$(1.12)	$(0.94)	$(4.11)	$(4.21)
Discontinued operations	—	(0.04)	—	(0.14)
Net income (loss) per common share - Diluted	$(1.12)	$(0.98)	$(4.11)	$(4.35)

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in Net income (loss) and affect comparability of earnings between periods.  The items in the table below are explained and the pre-tax amounts are shown on pages 25 to 27.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Exploration and Production	$51	$33	$(6)	$(466)
Bakken Midstream	—	—	—	—
Corporate, Interest and Other	(50)	(8)	(50)	(12)
Discontinued operations	—	(13)	—	(40)
Total Items Affecting Comparability of Earnings Between Periods	$1	$12	$(56)	$(518)

The following table reconciles reported Net income (loss) attributable to Hess Corporation and Adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Net income (loss) attributable to Hess Corporation	$(339)	$(279)	$(1,240)	$(1,235)
Less: Total items affecting comparability of earnings between periods	1	12	(56)	(518)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(340)	$(291)	$(1,184)	$(717)

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of our E&P operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,177	$1,671	$3,374	$5,162
Other, net	7	27	54	21
Total revenues and non-operating income	1,184	1,698	3,428	5,183
Costs and Expenses
Cost of products sold (excluding items shown separately below)	229	386	712	1,078
Operating costs and expenses	378	443	1,178	1,321
Production and severance taxes	27	29	74	110
Bakken Midstream tariffs	113	117	334	335
Exploration expenses, including dry holes and lease impairment	78	144	409	503
General and administrative expenses	61	60	177	243
Depreciation, depletion and amortization	784	963	2,396	2,899
Impairment	—	—	—	385
Total costs and expenses	1,670	2,142	5,280	6,874
Results of Operations Before Income Taxes	(486)	(444)	(1,852)	(1,691)
Provision (benefit) for income taxes	(252)	(256)	(839)	(687)
Net Income (Loss) Attributable to Hess Corporation	$(234)	$(188)	$(1,013)	$(1,004)

Excluding the E&P Items affecting comparability of earnings between periods in the table on page 25, the changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, Bakken Midstream tariffs, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Selling Prices:  Average realized crude oil selling prices were 9% and 25% lower in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 primarily due to declines in Brent and West Texas Intermediate crude oil prices.  In addition, realized selling prices for natural gas liquids were up 29% and down 21%, respectively, and realized selling prices for natural gas were down 20% and 23%, respectively, in the third quarter and first nine months of 2016, compared to the same periods in 2015.  Lower realized selling prices reduced after-tax results by approximately $40 million and $430 million in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015.

Average selling prices were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Crude Oil - Per Barrel (Including Hedging)
United States
Onshore	$39.19	$40.43	$35.16	$43.38
Offshore	39.55	42.70	35.08	48.75
Total United States	39.33	41.33	35.13	45.43
Europe	46.01	53.49	40.66	55.87
Africa	44.22	51.98	39.66	54.99
Asia	47.36	—	43.11	56.85
Worldwide	41.50	45.66	37.05	49.14

Crude Oil - Per Barrel (Excluding Hedging)
United States
Onshore	$39.19	$37.91	$35.16	$42.61
Offshore	39.55	42.70	35.08	48.75
Total United States	39.33	39.81	35.13	44.95
Europe	46.01	50.12	40.66	55.01
Africa	44.22	48.60	39.66	54.26
Asia	47.36	—	43.11	56.85
Worldwide	41.50	43.43	37.05	48.55

Natural Gas Liquids - Per Barrel
United States
Onshore	$8.48	$5.45	$7.89	$9.47
Offshore	13.94	12.56	12.14	14.60
Total United States	9.00	6.69	8.33	10.32
Europe	17.68	21.44	17.50	25.50
Worldwide	9.23	7.17	8.55	10.84

Natural Gas - Per Mcf
United States
Onshore	$1.49	$1.70	$1.33	$1.78
Offshore	2.24	2.37	1.74	2.26
Total United States	1.67	1.92	1.43	1.95
Europe	3.74	6.43	4.04	7.18
Asia	5.66	5.98	5.65	6.07
Worldwide	3.20	4.02	3.41	4.40

Realized and unrealized gains from crude oil price collars increased Sales and other operating revenues in the third quarter and first nine months of 2015 by $42 million ($26 million after income taxes) and $24 million ($15 million after income taxes), respectively.  There were no crude oil hedge contracts in 2016.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Production Volumes:  Our crude oil, natural gas liquids and natural gas production decreased to 314,000 boepd and 326,000 boepd in the third quarter and first nine months of 2016, respectively, from 380,000 boepd and 377,000 boepd in the third quarter and first nine months of 2015, respectively.  We continue to expect net production to average between 315,000 boepd and 325,000 boepd for the full year of 2016.  Net production for the fourth quarter of 2016 is expected to average approximately 305,000 boepd.

Our net daily worldwide production was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Crude Oil - Barrels
United States
Bakken	67	82	70	82
Other Onshore	9	10	9	11
Total Onshore	76	92	79	93
Offshore	46	60	46	57
Total United States	122	152	125	150

Europe	34	40	32	38
Africa	33	50	34	50
Asia	1	2	2	2
Worldwide	190	244	193	240

Natural Gas Liquids - Barrels
United States
Bakken	29	20	27	21
Other Onshore	11	12	12	11
Total Onshore	40	32	39	32
Offshore	4	7	5	6
Total United States	44	39	44	38

Europe	1	1	1	1
Worldwide	45	40	45	39

Natural Gas - Mcf
United States
Bakken	66	65	64	65
Other Onshore	139	125	136	100
Total Onshore	205	190	200	165
Offshore	65	93	64	85
Total United States	270	283	264	250

Europe	41	45	42	41
Asia	161	246	221	297
Worldwide	472	574	527	588

Barrels of Oil Equivalent (a)	314	380	326	377

Crude oil and natural gas liquids as a share of total production	75%	75%	73%	74%
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

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

United States:  Onshore crude oil production was lower in the third quarter and first nine months of 2016, compared to the corresponding periods in 2015, primarily due to reduced drilling activity in the Bakken shale play in response to low oil prices.  Onshore natural gas liquids production was higher in the third quarter and first nine months of 2016, compared to the corresponding periods in 2015, primarily due to greater processed volumes at the Tioga gas plant.  Onshore natural gas production was higher in the third quarter and in the first nine months of 2016, compared to the corresponding periods in 2015, primarily due to more wells being brought on production in the Utica shale play in the first half of 2016.  Total offshore production was lower in the third quarter of 2016, compared to the corresponding period in 2015, primarily due to subsurface valve failures at the Tubular Bells Field and the Conger Field, and natural field decline.  Total offshore production was lower in the first nine months of 2016, compared to the corresponding period in 2015, due to extended planned shutdowns on third-party hosted production facilities at the Tubular Bells and Conger Fields in the second quarter of 2016.  In addition, at the Tubular Bells Field, two wells were shut-in for an extended period in the first half of 2016 due to subsurface valve failures, which have since been replaced.  A third well at the Tubular Bells Field has also been shut-in for an extended period in 2016 due to a subsurface valve failure, which is scheduled to be replaced beginning in the fourth quarter of 2016.  We are pursuing our options to recover damages for these valve failures.

Europe:  Crude oil production was lower in the third quarter and first nine months of 2016, compared to the corresponding periods in 2015.  Current quarter production reflected planned maintenance downtime at the South Arne Field, offshore Denmark, and a reduced drilling program at the Valhall Field, offshore Norway.  In addition, current year production reflected planned maintenance downtime at the Valhall Field, offshore Norway, in the second quarter.

Africa:  Crude oil production was lower in the third quarter and first nine months of 2016, compared to the corresponding periods in 2015, primarily due to reduced drilling activity in Equatorial Guinea and the sale of our Algeria asset in the fourth quarter of 2015.  Net production from the Algeria asset was 8,000 boepd in the third quarter and 6,000 boepd in the first nine months of 2015.

Asia:  Natural gas production was lower in the third quarter and first nine months of 2016, compared to the corresponding periods in 2015, primarily due to the planned shutdown of production facilities at the JDA in the third quarter of 2016 to commission the booster compressor project and from lower production entitlement in 2016.

Sales Volumes:  The impact of lower sales volumes decreased after-tax results by approximately $170 million and $395 million in the third quarter and first nine months of 2016, respectively, compared with the corresponding periods in 2015.

Our worldwide sales volumes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Barrels of Oil Equivalent (a)
Crude oil - barrels	17,528	22,592	55,030	65,028
Natural gas liquids - barrels	4,167	3,701	12,389	10,668
Natural gas - mcf	43,413	52,784	144,381	160,604
	28,931	35,090	91,483	102,463

Barrels of Oil Equivalent Per Day (a)
Crude oil - barrels per day	190	245	201	238
Natural gas liquids - barrels per day	45	40	45	39
Natural gas - mcf per day	472	574	527	588
	314	381	334	375
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

Cost of Products Sold:  Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from our partners in Hess operated wells or other third parties, as well as rail transportation fees from our Bakken Midstream operating segment.  The decrease in Cost of products sold in the third quarter and first nine months of 2016, compared with the same periods in 2015, principally reflects the decline in benchmark crude oil prices.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Cash Operating Costs:  Cash operating costs, consisting of operating costs and expenses, production and severance taxes and E&P general and administrative expenses, were down in the third quarter and first nine months of 2016, compared to the same periods in 2015, due to lower production and ongoing cost reduction efforts, and lower production taxes in the Bakken shale play.  Partially offsetting the lower operating costs was higher workover costs in 2016 to replace subsurface valves in the Gulf of Mexico.

Depreciation, Depletion and Amortization:  DD&A expenses were lower in the third quarter and first nine months of 2016, compared with the prior-year periods, resulting from lower production and an improved portfolio average DD&A rate due to the production mix.

Bakken Midstream Tariffs Expense:  Tariff expenses in the third quarter and first nine months of 2016 are comparable to the same periods in 2015.

Unit Cost Information:  Unit cost per barrel of oil equivalent (boe) information is calculated based on total E&P production volumes and exclude items affecting comparability of earnings as described on page 25.

	Actual				Forecast Range
	Three Months Ended		Nine Months Ended		Three Months Ending	Twelve Months Ending
	September 30,		September 30,		December 31,	December 31,
	2016	2015	2016	2015	2016	2016

Cash operating costs	$16.08	$14.98	$15.61	$15.77	$17.50 — $18.50*	$16.00 — $16.50
Depreciation, depletion and amortization costs	27.09	27.53	26.85	28.14	26.00 — 27.00	26.50 — 27.00
Total Production Unit Costs	$43.17	$42.51	$42.46	$43.91	$ 43.50 — $45.50	$42.50 — $43.50

Bakken Midstream Tariffs Expense	$3.92	$3.36	$3.74	$3.26	$4.20 — $4.30	$3.85 — $3.95

* Includes approximately $2 per boe for planned workover costs to replace subsurface valves at the Tubular Bells Field and the Conger Field in the Gulf of Mexico.

Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Exploratory dry hole costs	$16	$4	$234	$180
Exploration lease impairment	9	61	33	139
Geological and geophysical expense and exploration overhead	53	79	142	184
	$78	$144	$409	$503

Exploratory dry hole costs in the third quarter of 2016 primarily relate to the non-operated Skipjack well, offshore Guyana.  Exploratory dry hole costs expensed in the first nine months of 2016 primarily relate to two wells at the non-operated Sicily prospect in the Gulf of Mexico where we decided not to pursue the project due to the current price environment and the limited time remaining on the leases, and to the non-operated Melmar exploration well in the Gulf of Mexico, where noncommercial quantities of hydrocarbons were encountered.  Exploratory dry hole costs and exploratory lease impairment in the first nine months of 2015 included charges related to the Dinarta Block, in the Kurdistan Region of Iraq, an impairment charge for a relinquished lease in the Gulf of Mexico and the write down of a foreign exploration project to fair value.  See further information below on page 25 under Items Affecting the Comparability of Earnings Between Periods.

Exploration expenses, excluding dry hole expense, are estimated to be in the range of $250 million to $260 million for the full year of 2016.

Income Taxes:  Excluding items affecting comparability of earnings between periods, the effective income tax rate for E&P operations was a benefit of 41% and 42% in the third quarter and first nine months of 2016, respectively, compared to a benefit of 47% and 49% in the third quarter and first nine months of 2015, respectively.  Excluding items affecting comparability of earnings between periods, the E&P effective income tax rate is expected to be a benefit in the range of 36% to 40% in the fourth quarter of 2016, and a benefit in the range of 40% to 44% for the full year of 2016, excluding any contribution from Libya.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Items Affecting Comparability of Earnings Between Periods: The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Tax benefits	$51	$50	$51	$50
Exploratory dry hole cost and exploration lease impairment	—	(43)	(52)	(120)
Contract termination costs	—	—	(22)	(21)
Gains on asset sale, net	—	31	17	31
Impairment	—	—	—	(385)
Inventory write-off	—	—	—	(16)
Exit costs and other	—	(5)	—	(5)
	$51	$33	$(6)	$(466)

Tax benefits:  In the third quarter of 2016, we recorded a tax benefit of $51 million related to the resolution of certain international tax matters.  In the third quarter of 2015, we received approval for an international investment incentive and recognized a tax benefit of $50 million.  These benefits are included in Provision (benefit) for income taxes in the Statement of Consolidated Income.

Exploration expense:  In the second quarter of 2016, we recorded a pre-tax charge of $83 million ($52 million after income taxes) to write-off the previously capitalized Sicily-1 exploration well completed in 2015.   In the third quarter of 2015, we recorded a pre-tax charge of $41 million ($26 million after income taxes) to impair a relinquished lease in the Gulf of Mexico, and a pre-tax charge of $27 million ($17 million after income taxes) associated with the cessation of exploratory drilling operations in Kurdistan.  In the first quarter of 2015, we recorded a pre-tax charge of $159 million ($67 million after income taxes) to write-off a previously capitalized exploration well and associated leasehold expenses related to the Dinarta Block, in the Kurdistan Region of Iraq.  Exploration expenses also included a pre-tax charge of $16 million ($10 million after income taxes) to write down a foreign exploration project to fair value.  These amounts are included in Exploration expenses, including dry holes and lease impairment in the Statement of Consolidated Income.

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

Gains on asset sale:  In the second quarter of 2016, we recognized a pre-tax gain of $27 million ($17 million after income taxes) related to the sale of undeveloped Onshore acreage in the United States.  In the third quarter of 2015, we recognized a pre-tax gain of $49 million ($31 million after income taxes) resulting from the sale of dry gas acreage in the Utica shale play for consideration of approximately $120 million.  These gains are included in Other, net in the Statement of Consolidated Income.

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

Exit costs and other:  In 2015, we incurred charges of $6 million ($5 million after income taxes) related to employee severance.

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

Bakken Midstream

Following is a summarized income statement of our Bakken Midstream operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Revenues and Non-Operating Income
Total revenues and non-operating income	$120	$148	$358	$423

Costs and Expenses
Operating costs and expenses	43	65	134	196
General and administrative expenses	4	4	13	9
Depreciation, depletion and amortization	25	22	73	65
Interest expense	4	4	14	6
Total costs and expenses	76	95	234	276

Results of Operations Before Income Taxes	44	53	124	147
Provision (benefit) for income taxes	9	10	24	45
Net Income (Loss)	35	43	100	102
Less: Net income (loss) attributable to noncontrolling interests (a)	22	27	62	27
Net Income (Loss) Attributable to Hess Corporation	$13	$16	$38	$75
(a)	The partnership is not subject to tax and, therefore, the noncontrolling interest’s share of net income is a pre-tax amount.

Total revenues and non-operating income for the third quarter and first nine months of 2016 decreased, compared to the same periods in 2015, as a result of lower rail export revenue.  The decrease in Operating costs and expenses in the third quarter and first nine months of 2016, compared with the same period in 2015, primarily reflects the decrease in third-party rail charges.  The increase in DD&A in the third quarter and first nine months of 2016, compared to the same periods in 2015, result from capital expenditures on gathering pipelines and railcars that have been placed in service.  The increase in interest expense in the first nine months of 2016 reflects borrowings by Hess Infrastructure Partners LP (HIP) subsequent to its formation on July 1, 2015.  Net income attributable to Hess Corporation from the Bakken Midstream segment is estimated to be in the range of $48 million to $53 million for the full year of 2016.

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$31	$57	$97	$165
Interest expense	95	92	284	282
Less: Capitalized interest	(15)	(12)	(44)	(33)
Interest expense, net	80	80	240	249
Corporate, Interest and Other expenses before income taxes	111	137	337	414
Provision (benefit) for income taxes	(43)	(51)	(122)	(160)
Net Corporate, Interest and Other expenses after income taxes	68	86	215	254
Items affecting comparability of earnings between periods, after-tax	50	8	50	12
Total Corporate, Interest and Other expenses After Income Taxes	$118	$94	$265	$266

Corporate and other expenses were lower in the third quarter and first nine months of 2016, compared to 2015, primarily due to reductions in employee costs, professional fees, and other general and administrative expenses.  Capitalized interest was higher in the third quarter and first nine months of 2016, compared to 2015, following increased activity at the Hess operated Stampede development project.  We estimate corporate expenses for full year 2016 to be in the range of $90 million to $95 million after income taxes, and interest expense to be in the range of $200 million to $205 million after income taxes.

Items Affecting Comparability of Earnings Between Periods:

In the third quarter of 2016, we purchased $650 million principal amount of tendered 8.125% notes due 2019.  This transaction resulted in a debt extinguishment charge of $80 million ($50 million after income taxes).

PART I - FINANCIAL INFORMATION (CONT’D.)

Results of Operations (continued)

In the third quarter of 2015, we recorded a pre-tax charge of $10 million ($8 million after income taxes) related to HOVENSA, which was subsequently sold in the first quarter of 2016.  In the first quarter of 2015, we incurred exit costs of $6 million ($4 million after income taxes).

Other Items Potentially Affecting Future Results:

Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, natural gas liquids and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances associated with continued operating losses, the effects of weather, political risk, environmental risk and catastrophic risk.  For a more comprehensive description of the risks that may affect our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

	September 30,	December 31,
	2016	2015
	(In millions, except ratio)
Cash and cash equivalents	$3,529	$2,716
Current maturities of long-term debt	666	86
Total debt (a)	7,337	6,592
Total equity	20,915	20,401
Debt to capitalization ratio (b)	26.0%	24.4%
(a)	Includes $683 million of debt outstanding from our Bakken Midstream joint venture at September 30, 2016 that is non-recourse to Hess Corporation (December 31, 2015: $704 million).
(b)	Total debt as a percentage of the sum of total debt plus equity.

In October 2016, we purchased or redeemed notes for $625 million to complete the debt refinancing transaction.  Pro forma for the notes purchased or redeemed in October and excluding the Bakken Midstream, debt amounted to $6,095 million at September 30, 2016.  The Corporation’s pro forma debt to capitalization ratio was 24.5%.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2016	2015
	(In millions)
Cash Flows From Operating Activities:
Cash provided by (used in) operating activities - continuing operations	$469	$1,389
Cash provided by (used in) operating activities - discontinued operations	—	(31)
Net cash provided by (used in) operating activities	469	1,358

Cash Flows From Investing Activities:
Additions to property, plant and equipment - E&P	(1,578)	(3,232)
Additions to property, plant and equipment - Bakken Midstream	(186)	(154)
Proceeds from asset sales	80	25
Other, net	18	(44)
Cash provided by (used in) investing activities - continuing operations	(1,666)	(3,405)
Cash provided by (used in) investing activities - discontinued operations	—	108
Net cash provided by (used in) investing activities	(1,666)	(3,297)

Cash Flows From Financing Activities:
Cash provided by (used in) financing activities - continuing operations	2,010	2,508
Cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	2,010	2,508

Net increase (decrease) in cash and cash equivalents from continuing operations	813	492
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	77
Net Increase (Decrease) in Cash and Cash Equivalents	$813	$569

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Operating activities:  Net cash provided by operating activities was $469 million in the first nine months of 2016, compared to $1,358 million in the first nine months of 2015.  The reduction in 2016 operating cash flows primarily reflects lower production volumes and lower benchmark crude oil price in the first nine months of 2016.

Investing activities:  The decrease in Additions to property, plant and equipment in the first nine months of 2016, as compared to the same period in 2015, is primarily due to reduced drilling activity (Bakken, Utica, Norway, Denmark and Equatorial Guinea) and reduced development expenditures (Tubular Bells, North Malay Basin and the JDA).  Proceeds from asset sales in the first nine months of 2016 relates to the sale of undeveloped acreage, onshore United States and consideration received from the December 2015 sale of our assets in Algeria.

The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Nine Months Ended
	September 30,
	2016	2015
	(In millions)
Capital expenditures incurred - E&P	$(1,322)	$(2,915)
Increase (decrease) in related liabilities	(256)	(317)
Additions to property, plant and equipment - E&P	$(1,578)	$(3,232)

Capital expenditures incurred - Bakken Midstream	$(190)	$(193)
Increase (decrease) in related liabilities	4	39
Additions to property, plant and equipment - Bakken Midstream	$(186)	$(154)

Financing activities: In the first nine months of 2016, we issued $1.5 billion of senior notes and we repaid total debt of $825 million.  In the first quarter of 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock for total net proceeds of $1.64 billion.  We paid common and preferred stock dividends in the first nine months of 2016 totaling $260 million (2015: $215 million).  In July 2015, we received net cash consideration of approximately $2.6 billion from the sale of a 50% interest in our Bakken Midstream business.  The Bakken Midstream joint venture received proceeds of $600 million under a term loan and distributed $300 million to each partner.  In addition, we paid $142 million for the settlement of common stock repurchases during the first nine months of 2015.

Future Capital Requirements and Resources

We ended the quarter with $3.5 billion in cash and cash equivalents and total liquidity including available committed credit facilities of approximately $8.2 billion.  In October 2016, we used $625 million to complete the purchase and redemption of notes under our debt refinancing transaction.  We forecast a significant net loss and net operating cash flow deficit (including capital expenditures) in 2016.   Based on current forward strip crude oil prices for 2017 which are higher than 2016 prices, we forecast a smaller net loss and net operating cash flow deficit (including capital expenditures) in 2017.  We expect to fund our projected net operating cash flow deficit (including capital expenditures) through 2017 with cash on hand.  Due to the low commodity price environment, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: further reduce our planned capital program and other cash outlays, borrow from our committed credit facilities, issue debt or equity securities, and pursue asset sales.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

The table below summarizes the capacity, usage and available capacity of our borrowing and letter of credit facilities at September 30, 2016:

				Letters of
	Expiration			Credit		Available
	Date	Capacity	Borrowings	Issued (c)	Total Used	Capacity
		(In millions)
Revolving credit facility - Hess Corporation	January 2020	$4,000	$—	$—	$—	$4,000
Revolving credit facility - HIP (a)	July 2020	400	96	—	96	304
Committed lines	Various (b)	625	—	2	2	623
Uncommitted lines	Various (b)	170	—	170	170	—
Total		$5,195	$96	$172	$268	$4,927
(a)	This facility may only be utilized by HIP and is non-recourse to Hess Corporation.
(b)	Committed and uncommitted lines have expiration dates through 2018.
(c)	Primarily relate to our international operations.

Hess Corporation has a $4.0 billion syndicated revolving credit facility expiring in January 2020.  Borrowings on the facility will generally bear interest at 1.3% above the London Interbank Offered Rate (LIBOR).   The interest rate will be higher if our credit rating is lowered.  The facility contains a financial covenant that limits the amount of the total borrowings on the last day of each fiscal quarter to 65% of the Corporation’s total capitalization, defined as total debt plus stockholders’ equity.  As of September 30, 2016, Hess Corporation had no outstanding borrowings under this facility and was in compliance with this financial covenant.

HIP’s $400 million 5-year syndicated revolving credit facility can be used for borrowings and letters of credit to fund the joint venture’s operating activities and capital expenditures.  Borrowings generally bear interest at the LIBOR plus an applicable margin ranging from 1.10% to 2.00%.  The interest rate is subject to adjustment based on the joint venture’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If the joint venture obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The joint venture’s credit facilities contain financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters. HIP is in compliance with these financial covenants at September 30, 2016.

At September 30, 2016, borrowings attributable to the joint venture, which are non-recourse to Hess Corporation, amounted to $593 million on the Term Loan A loan facility and $96 million on the revolving credit facility excluding deferred issuance costs.

We also have an effective shelf registration under which Hess Corporation may issue additional debt securities, warrants, common stock or preferred stock.

Market Risk Disclosures

The Corporation is exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 14, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.

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

We have outstanding foreign exchange contracts with notional amounts totaling $705 million at September 30, 2016, to reduce our exposure to fluctuating foreign exchange rates for various currencies, primarily the British Pound and Danish Krone.  The change in fair value of foreign exchange contracts from a 10% weakening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $70 million at September 30, 2016.

At September 30, 2016, our outstanding long‑term debt of $7,337 million, including current maturities, had a fair value of $7,881 million.  A 15% increase or decrease in the rate of interest would decrease or increase the fair value of long-term debt, including the impact of interest rate swaps, by approximately $510 million or $580 million, respectively.

We have no outstanding commodity price hedges at September 30, 2016.

PART I - FINANCIAL INFORMATION (CONT’D.)

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Disclosures.”

Item 4.Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2016.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

Information regarding legal proceedings is contained in Note 12, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 2.          Share Repurchase Activities.

Our share repurchase activities for the three months ended September 30, 2016, were as follows:

2016	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c) (In millions)
July	—	$—	—	$1,150
August	—	—	—	1,150
September	1,083	47.00	—	1,150
Total	1,083	$47.00	—
(a)	Represents common shares repurchased at a price of $46.98 per common share on the open market, which were subsequently granted to Directors in accordance with the Non-Employee Directors’ Stock Plan.
(b)	The average price paid per share was inclusive of transaction fees.
(c)

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common shares.  In May 2014, the Corporation increased the repurchase program to $6.5 billion.

PART II – OTHER INFORMATION (CONT’D.)

Item 6.          Exhibits and Reports on Form 8‑K.

a.	Exhibits
	31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	101(INS)	XBRL Instance Document.
	101(SCH)	XBRL Schema Document.
	101(CAL)	XBRL Calculation Linkbase Document.
	101(LAB)	XBRL Labels Linkbase Document.
	101(PRE)	XBRL Presentation Linkbase Document.
	101(DEF)	XBRL Definition Linkbase Document.

b.	Reports on Form 8-K

During the quarter ended September 30, 2016, Registrant filed the following reports on Form 8-K:
	(i)	Filing dated July 27, 2016 under Items 2.02 and 9.01, a news release dated July 27, 2016 reporting results for the second quarter of 2016.
	(ii)	Filing dated September 13, 2016 under Item 5.02, reporting changes to the board of directors.
	(iii)	Filing dated September 19, 2016 under Items 8.01 and 9.01, a news release dated September 19, 2016 reporting the commencement of tender offers to purchase certain of the Company’s debt securities.
	(iv)	Filing dated September 28, 2016 under Items 8.01 and 9.01, reporting the completion of the sale of $1.5 billion of senior notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: November 2, 2016