Form 10-K
period 2016-12-31
HESS CORP
filed 2017-02-23
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $16,770,000,000, computed using the outstanding common shares and closing market price on June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.

At December 31, 2016, there were 316,523,200 shares of Common Stock outstanding.

Part III is incorporated by reference from the Proxy Statement for the 2017 annual meeting of stockholders.

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

Glossary

Throughout this report, the following company or industry specific terms and abbreviations are used:

Appraisal well – An exploration well drilled to confirm the results of a discovery well, or a well used to determine the boundaries of a productive formation.

Bbl – One stock tank barrel, which is 42 United States gallons liquid volume.

Barrel of oil equivalent or Boe – This reflects natural gas reserves converted on the basis of relative energy content of six mcf equals one barrel of oil equivalent (one mcf represents one thousand cubic feet).  Barrel of oil equivalence does not necessarily result in price equivalence, as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  See the average selling prices in the table on page 9.

Boepd – Barrels of oil equivalent per day.

Bopd – Barrels of oil per day.

Carried interest – An interest in an oil and gas property where the carrying party agrees to pay for all or part of development and operating costs of another party.  The carrying party may then recover a specified amount of costs from the other party’s share of any hydrocarbon revenues.

Condensate – A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

Development well – A well drilled within the proved area of an oil and/or natural gas reservoir with the intent of producing oil and/or natural gas from that area of the reservoir.

Dry hole or dry well – Exploratory or development well that does not produce oil or gas in commercial quantities.

Exploratory well – A well drilled to find oil or natural gas in an unproved area or find a new reservoir in a field previously found to be productive by another reservoir.

Field – An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Fractionation – Fractionation is the process by which the mixture of NGLs that results from natural gas processing is separated into the NGL components, such as ethane, propane, butane, isobutane, and natural gasoline, prior to their sale to various petrochemical and industrial end users.  Fractionation is accomplished by controlling the temperature of the stream of mixed liquids in order to take advantage of the difference in boiling points of separate products.

Gross acreage – acreage in which a working interest is held by the Corporation.

Gross well – a well in which a working interest is held by the Corporation.

Mcf – One thousand cubic feet of natural gas.

Mmcfd – One thousand mcf of natural gas per day.

Net acreage or Net wells – The sum of the fractional working interests owned by us in gross acres or gross wells.

NGLs or Natural gas liquids – Naturally occurring substances found in natural gas, including ethane, butane, isobutane, propane and natural gasoline that can be collectively removed from produced natural gas, separated into these substances and sold.  Natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 9.

Non-operated – Projects in which the Corporation has a working interest but does not perform the role of Operator.

OPEC – Organization of Petroleum Exporting Countries.

Operator – The entity responsible for conducting exploration, development and/or production operations for an oil or gas project.

Participating interest – Reflects the proportion of exploration and production costs each party will bear or the proportion of production each party will receive, as set out in an operating agreement.

Production entitlement – The share of gross production the Corporation is entitled to receive under the terms of a production sharing contract.

Production sharing contract – An agreement between a host government and the owners (or co-owners) of a well or field regarding the percentage of production each party will receive after the parties have recovered a specified amount of capital and operational expenses.

Productive well – A well that is capable of producing hydrocarbons in sufficient quantities to justify commercial exploitation.

Proved properties – Properties with proved reserves.

Proved reserves – In accordance with Securities and Exchange Commission regulations and practices recognized in the publication of the Society of Petroleum Engineers entitled, “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information,” those quantities of crude oil and condensate, NGLs and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved developed reserves – Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or for which the cost of the required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves – Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

Unproved properties – Properties with no proved reserves.

Working interest – An interest in an oil and gas property that provides the owner of the interest the right to drill for and produce oil and gas on the relevant acreage and requires the owner to pay a share of the costs of drilling and production operations.

PART I

Items 1 and 2.  Business and Properties

Hess Corporation, incorporated in the State of Delaware in 1920, is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Norway.  The Bakken Midstream operating segment, which was established in the second quarter of 2015, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids, or NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

Exploration and Production

Proved Reserves

Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2016 were $42.68 per barrel for WTI (2015: $50.13) and $44.45 per barrel for Brent (2015: $55.10).

Our total proved developed and undeveloped reserves at December 31 were as follows:

	Crude Oil & Condensate		Natural Gas Liquids		Natural Gas		Total Barrels of Oil Equivalent (BOE)
	2016	2015	2016	2015	2016	2015	2016	2015
	(Millions of bbls)		(Millions of bbls)		(Millions of mcf)		(Millions of bbls)
Developed
United States	245	253	59	51	404	368	371	365
Europe (a)	116	114	3	12	125	123	140	147
Africa	138	148	—	—	132	137	160	171
Asia	5	5	—	—	739	643	128	112
	504	520	62	63	1,400	1,271	799	795
Undeveloped
United States	110	93	27	23	186	137	168	139
Europe (a)	94	89	5	15	95	111	115	122
Africa	24	24	—	—	11	11	26	26
Asia	—	—	—	—	5	24	1	4
	228	206	32	38	297	283	310	291
Total
United States	355	346	86	74	590	505	539	504
Europe (a)	210	203	8	27	220	234	255	269
Africa	162	172	—	—	143	148	186	197
Asia	5	5	—	—	744	667	129	116
	732	726	94	101	1,697	1,554	1,109	1,086
(a)	Proved reserves in Norway, which represented 18% of our total proved reserves at December 31, 2016 (2015: 21%), were as follows:
	Crude Oil & Condensate		Natural Gas Liquids		Natural Gas		Total Barrels of Oil Equivalent (BOE)
	2016	2015	2016	2015	2016	2015	2016	2015
	(Millions of bbls)		(Millions of bbls)		(Millions of mcf)		(Millions of bbls)
Developed	75	86	3	12	72	84	90	112
Undeveloped	90	85	5	15	88	107	110	118
Total	165	171	8	27	160	191	200	230

Proved undeveloped reserves were 28% of our total proved reserves at December 31, 2016 on a boe basis (2015: 27%).  Proved reserves held under production sharing contracts totaled 4% of our crude oil reserves and 45% of our natural gas reserves at December 31, 2016 (2015: 5% and 44%, respectively).

For additional information regarding our proved oil and gas reserves, see the Supplementary Oil and Gas Data to the Consolidated Financial Statements presented on pages 84 through 94.

Production

Worldwide crude oil, natural gas liquids and natural gas production was as follows:

	2016	2015	2014
Crude oil	(Thousands of barrels)
United States
Bakken	24,881	29,579	23,997
Other Onshore	3,209	3,814	3,587
Total Onshore	28,090	33,393	27,584
Offshore	16,649	20,391	18,702
Total United States	44,739	53,784	46,286
Europe
Norway	8,387	9,985	9,275
Denmark	3,636	3,981	3,994
	12,023	13,966	13,269
Africa
Equatorial Guinea	11,898	15,881	15,869
Libya	387	20	1,410
Algeria	—	2,589	2,364
	12,285	18,490	19,643
Asia
JDA and Other	768	809	1,030
	768	809	1,030
Total	69,815	87,049	80,228

	2016	2015	2014
	(Thousands of barrels)
Natural gas liquids
United States
Bakken	9,701	7,438	3,759
Other Onshore	4,205	4,215	2,376
Total Onshore	13,906	11,653	6,135
Offshore	1,724	2,258	2,283
Total United States	15,630	13,911	8,418
Europe - Norway	408	499	501
Asia	—	—	10
Total	16,038	14,410	8,929

	2016	2015	2014
Natural gas	(Thousands of mcf)
United States
Bakken	22,312	23,214	14,612
Other Onshore	48,597	39,929	17,091
Total Onshore	70,909	63,143	31,703
Offshore	23,603	31,751	28,426
Total United States	94,512	94,894	60,129
Europe
Norway	8,541	9,973	8,951
Denmark	7,128	5,588	4,184
	15,669	15,561	13,135
Asia and Other
JDA	68,031	83,900	80,941
Malaysia (a)	13,151	18,994	21,916
Other	—	—	11,031
	81,182	102,894	113,888

Total	191,363	213,349	187,152

Total Barrels of Oil Equivalent (in millions)	118	137	120
(a)	Includes 3,624 thousand mcf of production for 2016 (2015: 5,321 thousand mcf; 2014: 7,435 thousand mcf) from Block PM301 which is unitized into the JDA.

E&P Operations

A description of our significant E&P operations is as follows:

United States

Our production in the U.S. was from onshore properties, principally in the Bakken oil shale play in the Williston Basin of North Dakota, the Utica Basin of Ohio and the Permian Basin of Texas and from offshore properties in the Gulf of Mexico.

Onshore:

Bakken: At December 31, 2016, we held 577,000 net acres in the Bakken with varying working interest percentages.  During 2016, we operated an average of 3.3 rigs, drilled 71 wells, completed 92 wells, and brought on production 100 wells, bringing the total operated production wells to 1,272.  Drilling and completion costs per operated well averaged $4.8 million in 2016, down 17% from 2015.  In 2016, we also increased our standard well design to a 50-stage completion from the previous 35-stage completion.  The improved efficiency of our drilling operations can largely be attributed to application of our lean manufacturing capabilities.  During 2017, we plan to increase our rig count to six rigs from two rigs, for an average of 3.5 rigs, to drill approximately 80 wells and to bring approximately 75 wells on production.  Net production for full year 2017 is forecast to be in the range of 95,000 boepd to 105,000 boepd.  With the building rig count we expect our Bakken production in the fourth quarter of 2017 to average between 105,000 boepd and 110,000 boepd, which would represent an increase of approximately 15% from the first quarter to the fourth quarter.

Utica: We own a 50% working interest in approximately 45,000 net acres in the wet gas area of the Utica Basin of Ohio.  During 2016, a total of 6 wells were drilled, 6 wells were completed and 14 wells were brought on production.  In March 2016, we and our joint venture partner released the remaining Hess operated rig.  At December 31, 2016, we had 5 wells drilled but not completed on a single well pad.  We do not plan to drill any wells in 2017.

Permian:  We operate and hold a 34% interest in the Seminole‑San Andres Unit in the Permian Basin.

Offshore:  At December 31, 2016, we held interests in 76 blocks in the deepwater Gulf of Mexico.  Our production offshore in the Gulf of Mexico was principally from the Baldpate (Hess 50%), Conger (Hess 38%), Hack Wilson (Hess 25%), Llano (Hess 50%), Penn State (Hess 50%), Shenzi (Hess 28%) and Tubular Bells (Hess 57%) fields. In addition, we are operator of the Stampede development project (Hess 25%).  At December 31, 2016, we held approximately 190,000 net undeveloped acres, of which leases covering approximately 85,000 acres are due to expire in the next three years.

A description of our significant operations in the Gulf of Mexico is as follows:

Conger:  At this Hess operated field, we drilled and brought online an additional production well during the year.  In addition, one well was shut-in for an extended period in 2016 in order to replace a subsurface valve.

Penn State:  At this Hess operated field, we intend to drill one production well in 2017.

Shenzi: At this BHP Billiton Petroleum operated field, drilling continued during 2016 with the completion of a water injection well.  In 2017, the operator plans to defer further drilling activity.

Tubular Bells:  At this Hess operated field, we brought online a fifth production well and one water injector well, completing the initial drilling campaign.  Three wells were shut-in for an extended period in 2016 due to subsurface valve failures.  These valves have since been replaced and we are pursuing our options to recover damages for these valve failures.

Stampede:  At this Hess operated project in the Green Canyon area of the Gulf of Mexico, the co-owners sanctioned the field development and committed to two deepwater drilling rigs in 2014.  In 2016, the topsides deck was installed on the hull, and fabrication and pre-commissioning of the topsides continues according to plan.  We also completed installation of subsea equipment at both drill centers in the field, drilled one development well, and commenced drilling on one water injector well.  First production from the field is targeted for 2018, and is expected to ramp up to a net rate of approximately 15,000 boepd.

Europe

Norway:  In 2016, Aker BP assumed operatorship from BP of the offshore Valhall Field (Hess 64%).  During 2016, well abandonment activities were conducted as part of a multi-year program that will continue into 2017.  In 2017, the operator plans to drill two production wells from the existing platform rig, of which one well is expected to be completed in the fourth quarter.  In 2017, net production is expected to average between 25,000 boepd to 30,000 boepd.

Denmark:  At the Hess operated offshore South Arne Field (Hess 62%), we completed drilling of a previously sanctioned eleven well multi-year program.  In addition, the Danish government awarded a 20-year extension to the South Arne Field license, extending expiry to 2047.

Africa

Equatorial Guinea: At the Hess operated offshore Block G (Hess 85% paying interest, national oil company of Equatorial Guinea 5% carried interest), we have production from the Okume and Ceiba Fields.  In 2016, there were no drilling operations and there are no plans for drilling in 2017.

Ghana:  At the Hess operated offshore Deepwater Tano/Cape Three Points license (Hess 50% license interest), we have drilled seven successful exploration wells on the block since 2011.  In May 2013, we submitted appraisal plans for each of the seven discoveries, which comprise both oil and natural gas, to the Ghanaian government for approval.  Five appraisal plans have been approved.  In 2014, we drilled three successful appraisal wells.  Well results continue to be evaluated and development planning is progressing.  The government of Côte d’Ivoire has challenged the maritime border between it and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  We are unable to proceed with development of this license until there is a resolution of this matter, which may also impact our ability to develop the license.  The International Tribunal for Law of the Sea is expected to render a final ruling on the maritime border dispute in 2017.  Under terms of our license and subject to resolution of the border dispute, we have declared commerciality for four discoveries, including the Pecan Field in March 2016, which would be the primary development hub for the block.  We are continuing to work with the government on how best to progress work on the block given the maritime border dispute.  See Capitalized Exploratory Well Costs in Note 4, Property, Plant and Equipment in the Notes to Consolidated Financial Statements for details of wells capitalized at December 31, 2016.

Libya:  At the onshore Waha concession in Libya, which include the Defa, Faregh, Gialo, North Gialo and Belhedan Fields (Hess 8%), the operator has shut in production for extended periods over the last three years due to force majeure caused by civil unrest. The national oil company of Libya lifted force majeure in September 2016 and production recommenced in October 2016.  Net production averaged 1,000 bopd in 2016, zero in 2015, and 4,000 bopd in 2014.  We have after-tax net book value in our Libyan operations of approximately $135 million and total proved reserves of 159 million boe at December 31, 2016.

Asia and Other

Malaysia/Thailand Joint Development Area (JDA):  At the Carigali Hess operated offshore Block A-18 in the Gulf of Thailand (Hess 50%), the operator continued development drilling and completed installation and commissioning of a major booster compression project in 2016.  No drilling is planned for 2017 as contracted volumes are expected to be met as a result of the booster compression project.

Malaysia:  Our production in Malaysia comes from our interest in Block PM301 (Hess 50%), which is adjacent to and is unitized with Block A‑18 of the JDA and our 50% interest in Blocks PM302, PM325 and PM326B located in the North Malay Basin (NMB), offshore Peninsular Malaysia, where we operate a multi‑phase natural gas development project.  In 2016, we completed the installation of three remote wellhead platforms and the jacket of the central processing platform.  We also achieved mechanical completion of the central processing platform topsides and transport to the field via a heavy lift vessel is planned for the first quarter of 2017.  We expect net production from NMB to increase from 26 million cubic feet per day in 2016 to approximately 165 million cubic feet per day following the completion of full field development in the third quarter of 2017.

Australia:  At the WA‑390‑P and WA-474-P blocks (Hess 100%) in the Carnarvon Basin, offshore Western Australia (also known as Equus) covering approximately 658,000 acres, we have drilled 13 natural gas discoveries and 6 appraisal wells.  In the fourth quarter of 2016, we terminated a joint front-end engineering study with a third party natural gas liquefaction joint venture and notified the government of Australia of our intent to defer further development of the project.  As a result, we recognized an after-tax charge of $693 million to expense capitalized exploratory well costs and other project related costs.

Guyana:  At the Esso Exploration and Production Guyana Limited operated offshore Stabroek Block (Hess 30% participating interest), the operator announced a significant oil discovery at the Liza-1 well in 2015.  During 2016, the operator completed a 17,000 square kilometer 3D seismic acquisition on the Stabroek Block and drilled the Liza-2 and Liza-3 wells, both of which encountered hydrocarbons.  Pre-development planning and appraisal activities are underway and we expect to be in a position to sanction the first phase of the Liza development in mid-2017 with first production expected in 2020.  At the Skipjack prospect 25 miles northwest of the Liza discovery, the operator completed the drilling of an exploration well, which was unsuccessful and expensed.  In November 2016, the operator commenced drilling of the Payara-1 exploration well, located approximately 10 miles northwest of the Liza discovery, and in January 2017 announced results confirming the well as a second oil discovery on the block.  In 2017, the operator plans to drill a well at the Snoek exploration prospect, a Liza-4 appraisal well, and a Payara-2 appraisal well.  In addition, the operator will evaluate additional exploration opportunities on the broader Stabroek block.

Suriname:  In 2016 we acquired a 33% non-operated participating interest in the Kosmos Energy Ltd. operated Block 42 contract area, offshore Suriname, which is located in the Guyana-Suriname basin.  The operator completed a 6,500 square kilometer 3D seismic shoot in January 2017.

Canada:  At the four BP operated exploration licenses offshore Nova Scotia (Hess 50% participating interest), the operator expects to drill its first exploration well in 2018.

Sales Commitments

We have certain long-term contracts with fixed minimum sales volume commitments for natural gas and natural gas liquids production.  At the JDA in the Gulf of Thailand, we have annual minimum net sales commitments of approximately 70 billion cubic feet of natural gas per year through 2025 and approximately 40 billion cubic feet per year in 2026 and 2027.  At the North Malay Basin development project offshore Malaysia, we have annual net sales commitments of approximately 50 billion cubic feet per year from completion of full field development which is expected in the third quarter of 2017 through 2024.  The Corporation’s estimated total volume of production subject to sales commitments over the remaining term of the contracts is approximately 1.1 trillion cubic feet of natural gas.  We also have natural gas liquids minimum delivery commitments, primarily in the Bakken through 2023, of approximately 10 million barrels per year, or approximately 70 million barrels over the remaining life of the contracts.

We have not experienced any significant constraints in satisfying the committed quantities required by our sales commitments, and we anticipate being able to meet future requirements from available proved and probable reserves and projected third-party supply.

Selling Prices and Production Costs

The following table presents our average selling prices and average production costs:

	2016	2015	2014
Average selling prices (a)
Crude oil - per barrel (including hedging)
United States
Onshore	$36.92	$42.67	$81.89
Offshore	37.47	46.21	95.05
Total United States	37.13	44.01	87.21
Europe (b)	43.33	55.10	104.21
Africa	41.88	53.89	97.31
Asia	42.98	52.74	89.71
Worldwide	39.20	47.85	92.59
Crude oil - per barrel (excluding hedging)
United States
Onshore	$36.92	$41.22	$81.89
Offshore	37.47	46.21	92.22
Total United States	37.13	43.11	86.06
Europe (b)	43.33	52.37	99.20
Africa	41.88	51.57	93.70
Asia	42.98	52.74	89.71
Worldwide	39.20	46.37	90.20
Natural gas liquids - per barrel
United States
Onshore	$9.18	$9.18	$28.92
Offshore	13.96	14.40	30.40
Total United States	9.71	10.02	29.32
Europe (b)	19.48	24.59	52.66
Worldwide	9.95	10.52	30.59
Natural gas - per mcf
United States
Onshore	$1.48	$1.64	$3.18
Offshore	1.99	2.03	3.79
Total United States	1.61	1.77	3.47
Europe (b)	3.97	6.72	10.00
Asia	5.31	5.97	6.94
Worldwide	3.37	4.16	6.04
Average production (lifting) costs per barrel of oil equivalent produced (c)
United States
Onshore	$18.75	$18.68	$20.90
Offshore	18.88	7.03	5.06
Total United States	18.79	14.80	14.60
Europe (b)	21.28	23.61	28.93
Africa	20.53	23.12	22.41
Asia and other	11.91	8.34	9.11
Worldwide	18.45	16.17	16.86
(a)	Includes inter‑company transfers valued at approximate market prices and, primarily onshore United States, is adjusted for certain processing and distribution fees.
(b)

The average selling prices in Norway for 2016 were $43.32 per barrel for crude oil (including hedging), $43.32 per barrel for crude oil (excluding hedging), $19.48 per barrel for natural gas liquids and $5.22 per mcf for natural gas (2015: $54.89, $52.15, $24.59 and $8.58, respectively; 2014: $105.35, $100.34, $52.13 and $12.22, respectively).  The average production (lifting) costs in Norway were $24.70 per barrel of oil equivalent in 2016 (2015:  $25.81; 2014: $33.52).

(c)

Production (lifting) costs consist of amounts incurred to operate and maintain our producing oil and gas wells, related equipment and facilities and transportation costs, including Bakken Midstream tariff expense.  Lifting costs do not include costs of finding and developing proved oil and gas reserves, production and severance taxes, or the costs of related general and administrative expenses, interest expense and income taxes.

Gross and Net Undeveloped Acreage

At December 31, 2016 gross and net undeveloped acreage amounted to:

	Undeveloped
	Acreage (a)
	Gross	Net
	(In thousands)
United States	481	369
Europe	169	91
Africa	3,831	521
Asia and other	13,483	5,758
Total (b)	17,964	6,739
(a)	Includes acreage held under production sharing contracts.
(b)	At December 31, 2016, licenses covering approximately 5% of our net undeveloped acreage held are scheduled to expire during the next three years pending the results of exploration activities.

Gross and Net Developed Acreage, and Productive Wells

At December 31, 2016 gross and net developed acreage and productive wells amounted to:

	Developed Acreage
	Applicable to		Productive Wells (a)
	Productive Wells		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
	(In thousands)
United States	1,293	827	2,822	1,365	177	84
Europe (b)	102	59	73	46	—	—
Africa	9,629	833	767	94	—	—
Asia and other	356	178	—	—	83	44
Total	11,380	1,897	3,662	1,505	260	128
(a)	Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 93 gross wells and 55 net wells.
(b)	Gross and net developed acreage in Norway was approximately 57 thousand and 36 thousand, respectively. Gross and net productive oil wells in Norway were 52 and 33, respectively.

Exploratory and Development Wells

Net exploratory and net development wells completed during the years ended December 31 were:

	Net Exploratory Wells			Net Development Wells
	2016	2015	2014	2016	2015	2014
Productive wells
United States	—	—	8	83	181	202
Europe	—	—	—	1	5	4
Africa	—	—	2	—	—	4
Asia and other	—	3	—	—	1	4
	—	3	10	84	187	214

Dry holes
United States	1	—	1	—	—	—
Europe	—	—	—	—	—	—
Africa	—	1	—	—	—	—
Asia and other (a)	1	5	3	—	—	—
	2	6	4	—	—	—
Total	2	9	14	84	187	214
(a)	In 2016, we expensed 18 wells relating to our Equus natural gas project, offshore Australia, which were drilled in prior years.

Number of Wells in the Process of Being Drilled

At December 31, 2016 the number of wells in the process of drilling amounted to:

	Gross	Net
	Wells	Wells
United States	17	10
Asia and other	15	7
Total	32	17

Bakken Midstream

In July 2015, we sold a 50% interest in Hess Infrastructure Partners LP (HIP) to Global Infrastructure Partners (GIP) for net cash consideration of approximately $2.6 billion.  HIP and its affiliates primarily comprise the Bakken Midstream operating segment which provides fee-based services.  The Bakken Midstream operating segment generates substantially all of its revenues by charging fees for gathering, compressing and processing natural gas and fractionating natural gas liquids, or NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.  The Bakken Midstream operating segment currently generates substantially all of its revenues under long-term, fee-based agreements with our E&P operating segment but intends to pursue additional throughput volumes from third parties in the Williston Basin area.  We operate the Bakken Midstream assets and operations under various operational and administrative services agreements.

Bakken Midstream assets include the following:

•

Natural Gas Gathering and Compression. A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third-party owned or operated wells to the Tioga Gas Plant and third-party pipeline facilities.  This gathering system consists of approximately 1,211 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to 345 mmcfd, including an aggregate compression capacity of 174 mmcfd.  The system also includes the Hawkeye Gas Facility, which contributes 50 mmcfd of the system’s current compression capacity.

•

Crude Oil Gathering. A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third-party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and, when completed, the Johnson’s Corner Header System.  The crude oil gathering system consists of approximately 365 miles of crude oil gathering pipelines with a current capacity of up to 161,000 bopd.  The system also includes the Hawkeye Oil Facility, which contributes 76,000 bopd of the system’s current capacity.

•	Tioga Gas Plant. A natural gas processing and fractionation plant located in Tioga, North Dakota, with a current processing capacity of 250 mmcfd and fractionation capacity of 60,000 boepd.
•	Mentor Storage Terminal. A propane storage cavern and rail and truck loading and unloading facility located in Mentor, Minnesota, with approximately 328,000 boe of working storage capacity.
•

Ramberg Terminal Facility. A crude oil pipeline and truck receipt terminal located in Williams County, North Dakota that is capable of delivering up to 282,000 bopd of crude oil into an interconnecting pipeline for transportation to the Tioga Rail Terminal and to multiple third-party pipelines and storage facilities.

•

Tioga Rail Terminal. A 140,000 bopd crude oil and 30,000 boepd NGL rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.  During the summer of 2016, Hess piloted five third-party NGL unit trains consisting of 60 NGL rail cars that originated at the Tioga Rail Terminal.

•

Crude Oil Rail Cars. A total of 550 crude oil rail cars, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars.  These crude oil rail cars have been constructed to DOT-117 standards, with the exception of electronically controlled pneumatic brakes which, if required, can be added at a later date, prior to the regulation deadline, for minimal cost.  In addition, HIP also has 956 older specification crude oil rail cars that are capable of being upgraded to the most recent DOT-117 safety standards.  In 2016, we recorded an impairment charge against these older specification rail cars.  See Note 6, Impairment in Notes to Consolidated Financial Statements.

•

Johnson’s Corner Header System. We are currently constructing the Johnson’s Corner Header System, a crude oil pipeline header system located in McKenzie County, North Dakota that will receive crude oil by pipeline from Hess and third parties and deliver crude oil to third-party interstate pipeline systems.  At commissioning, the facility will have a delivery capacity of approximately 100,000 bopd of crude oil. We expect the Johnson’s Corner Header System to enter into service in 2017.

HIP owns 100% of Hess Midstream Partners LP, which was formed to own, operate, develop and acquire a diverse set of midstream assets to provide fee-based services to both Hess Corporation and third party customers as a publicly traded master limited partnership upon the future completion of an initial public offering of limited partnership units.  Hess Midstream Partners LP filed an amendment to its registration statement on Form S-1 on February 13, 2017.  The assets to be held by Hess Midstream Partners LP at the time of its initial public offering are expected to include a 20% economic interest in Hess North Dakota Pipelines Operations LP (owner of the natural gas gathering and compression and crude oil gathering systems), a 20% economic interest in Hess TGP Operations LP (owner of the Tioga gas plant), a 20% economic interest in

Hess North Dakota Export Logistics Operations LP (owner of the Tioga rail terminal, Ramberg terminal facility and 550 crude oil rail cars), and a 100% interest in Hess Mentor Storage Holdings LLC (owner of the Mentor storage terminal).

Beginning January 1, 2017, Hess’s Midstream segment will include our interest in a Permian gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota as a result of organizational changes to the management of the assets.  These assets are wholly-owned by the Corporation and are not included in our HIP joint venture.

Divested Downstream Businesses

In 2013, we announced several initiatives to continue our transformation from an integrated energy company into a more geographically focused pure play E&P company. The transformation plan included fully exiting the Corporation’s Marketing and Refining (M&R) business, including its terminal, retail, energy marketing and energy trading operations, as well as the permanent shutdown of refining operations at its Port Reading, NJ facility.  See Note 9, Discontinued Operations in Notes to Consolidated Financial Statements.

HOVENSA LLC (HOVENSA), a 50/50 joint venture between the Corporation’s subsidiary, Hess Oil Virgin Islands Corp. (HOVIC), and a subsidiary of Petroleos de Venezuela S.A. (PDVSA), had previously shut down its U.S. Virgin Islands refinery in 2012 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court of the Virgin Islands in September 2015.  In January 2016, a sale of HOVENSA’s terminal and refinery assets to Limetree Bay Terminals, LLC was completed and the Bankruptcy Court entered an order confirming HOVENSA’s Chapter 11 plan of liquidation (the “Liquidation Plan”). Under the Liquidation Plan, HOVENSA established a liquidating trust to distribute certain assets and sale proceeds to its creditors, established an environmental response trust to administer to HOVENSA’s remaining environmental obligations and to conduct an orderly wind-down of its remaining activities.  See Note 10, HOVENSA LLC in Notes to Consolidated Financial Statements.

Competition and Market Conditions

See Item 1A. Risk Factors for a discussion of competition and market conditions.

Other Items

Emergency Preparedness and Response Plans and Procedures

We have in place a series of business and asset-specific emergency preparedness, response and business continuity plans that detail procedures for rapid and effective emergency response and environmental mitigation activities.  These plans are risk appropriate and are maintained, reviewed and updated as necessary to confirm their accuracy and suitability.  Where appropriate, they are also reviewed and approved by the relevant host government authorities.

Responder training and drills are routinely held worldwide to assess and continually improve the effectiveness of our plans.  Our contractors, service providers, representatives from government agencies and, where applicable, joint venture partners participate in the drills to help ensure that emergency procedures are comprehensive and can be effectively implemented.

To complement internal capabilities and to help ensure coverage for our global operations, we maintain membership contracts with a network of local, regional and global oil spill response and emergency response organizations.  At the regional and global level, these organizations include Clean Gulf Associates (CGA), Marine Spill Response Corporation (MSRC), Marine Well Containment Company (MWCC), Wild Well Control (WWC), Subsea Well Intervention Service (SWIS) and Oil Spill Response Limited (OSRL).  CGA and MSRC are domestic spill response organizations and MWCC provides the equipment and personnel to contain underwater well control incidents in the Gulf of Mexico.  WWC provides firefighting, well control and engineering services globally.  OSRL is a global response organization and is available, when needed, to assist us anywhere in the world.  In addition to owning response assets in their own right, the organization maintains business relationships that provide immediate access to additional critical response support services if required.  These owned response assets include nearly 300 recovery and storage vessels and barges, more than 250 skimmers, over 600,000 feet of boom, 9 capping stacks and significant quantities of dispersants and other ancillary equipment, including aircraft.  In addition to external well control and oil spill response support, we have contracts with wildlife, environmental, meteorology, incident management, medical and security resources.  If we were to engage these organizations to obtain additional critical response support services, we would fund such services and seek reimbursement under our insurance coverage, as described below.  In certain circumstances, we pursue and enter into mutual aid agreements with other companies and government cooperatives to receive and provide oil spill response equipment and personnel support.  We maintain close associations with emergency response organizations through our representation on the Executive Committees of CGA and MSRC, as well as the Board of Directors of OSRL.

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

The amount of insurance covering physical damage to our property and liability related to negative environmental effects resulting from a sudden and accidental pollution event, excluding Atlantic Named Windstorm coverage for which we are self‑insured, varies by asset, based on the asset's estimated replacement value or the estimated maximum loss.  In the case of a catastrophic event, first party coverage consists of two tiers of insurance.  The first $400 million of coverage is provided through an industry mutual insurance group.  Above this $400 million threshold, insurance is carried which ranges in value up to $3.19 billion in total, depending on the asset coverage level, as described above.  Additionally, we carry insurance that provides third-party coverage for general liability, and sudden and accidental pollution, up to $1.08 billion, which coverage under a standard joint operating arrangement would be reduced to our participating interest.

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

Environmental

Compliance with various existing environmental and pollution control regulations imposed by federal, state, local and foreign governments is not expected to have a material adverse effect on our financial condition or results of operations but increasingly stringent environmental regulations have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general.  We spent approximately $10 million in 2016 for environmental remediation.  The level of other expenditures to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.  For further discussion of environmental matters see Environment, Health and Safety in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Number of Employees

At December 31, 2016, we had 2,304 employees.

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

Our business and operating results are highly dependent on the market prices of crude oil, natural gas liquids and natural gas, which can be very volatile.  Our estimated proved reserves, revenue, operating cash flows, operating margins, liquidity, financial condition and future earnings are highly dependent on the benchmark market prices of crude oil, natural gas liquids and natural gas, and our associated realized price differentials, which are volatile and influenced by numerous factors beyond our control.  The major foreign oil producing countries, including members of OPEC, may exert considerable influence over the supply and price of crude oil and refined petroleum products.  Their ability or inability to agree on a common policy on rates of production and other matters may have a significant impact on the oil markets.  Other factors include, but are not limited to: worldwide and domestic supplies of and demand for crude oil, natural gas liquids and natural gas, political conditions and events (including instability, changes in governments, or armed conflict) around the world and in particular in crude oil or natural gas producing regions, the cost of exploring for, developing and producing crude oil, natural gas liquids and natural gas, the price and availability of alternative fuels or other forms of energy, the effect of energy conservation and environmental protection efforts and overall economic conditions globally.  The sentiment of commodities trading markets as well as other supply and demand factors may also influence the selling prices of crude oil, natural gas liquids and natural gas.  Average prices for 2016 were $43.47 per barrel for WTI (2015: $48.76; 2014: $92.91) and $45.13 per barrel for Brent (2015: $53.60; 2014: $99.45).  In order to manage the potential volatility of cash flows and credit requirements, we maintain significant bank credit facilities.  An inability to access, renew or replace such credit facilities or access other sources of funding as they mature would negatively impact our liquidity.

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

There are inherent uncertainties in estimating quantities of proved reserves and discounted future net cash flows, and actual quantities may be lower than estimated.  Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues from those reserves.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities of our proved reserves and the related future net revenues.  In addition, reserve estimates may be subject to downward or upward changes based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices, production sharing contracts, which may decrease reserves as crude oil and natural gas prices increase, and other factors.  Crude oil prices declined significantly in 2015 and to a lesser extent in 2016 resulting in reductions to our reported proved reserves.  If crude oil prices in 2017 average below prices used to determine proved reserves at December 31, 2016, it could have an adverse effect on our estimated proved reserves and the value of our business.  See Crude Oil and Natural Gas Reserves in Critical Accounting Policies and Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have substantial capital requirements, and we may not be able to obtain needed financing on satisfactory terms, if at all.  The exploration, development and production of crude oil and natural gas involves substantial costs, which may not be fully funded from operations.  For example, in 2016, we had a significant net loss and, if commodity prices remain low through 2017, we are forecasting a net loss for 2017.  Two of the three major credit rating agencies that rate our debt have assigned an investment grade rating.  In February 2016, Standard and Poor’s Ratings Services (S&P) lowered our investment grade credit rating one notch to BBB- with stable outlook and Moody’s Investors Service (Moody’s) lowered our credit rating to Ba1 with stable outlook, which is below investment grade.  In December 2016, Fitch Ratings (Fitch) lowered our investment grade credit rating one notch to BBB- with stable outlook.  In February 2017, S&P re-affirmed our investment grade credit rating of BBB- with stable outlook.  Although, currently we do not have any borrowings under our long-term credit facility, further ratings downgrades, continued weakness in the oil and gas industry or negative outcomes within commodity and financial markets could adversely impact our access to capital markets by increasing the costs of financing, or by impacting our ability to obtain financing on satisfactory terms, or at all.  In addition, further ratings downgrades may require that we issue letters of credit or provide other forms of collateral under certain contractual requirements.  Any inability to access capital markets could adversely impact our financial adaptability and our ability to execute our strategy and may also expose us to heightened exposure to credit risk.

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

Significant time delays between the estimated and actual occurrence of critical events associated with development projects may result in material negative economic consequences.  We are involved in several large development projects and the completion of those projects may be delayed beyond what was originally anticipated.  Such examples include, but are not limited to, delays in receiving necessary approvals from project members or regulatory agencies, timely access to necessary equipment, availability of necessary personnel, construction delays, unfavorable weather conditions and equipment failures.  This may lead to delays and differences between estimated and actual timing of critical events.  These delays could impact our future results of operations and cash flows.

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

We manage commodity price and other risks through our risk management function but such activities may impede our ability to benefit from commodity price increases and can expose us to similar potential counterparty credit risk as impacts amounts due from the sale of hydrocarbons.  We may enter into commodity price hedging arrangements to protect us from commodity price declines.  These arrangements may, depending on the instruments used and the level of increases involved, limit any potential upside from commodity price increases.  As with accounts receivable we may be exposed to potential economic loss should a counterparty be unable or unwilling to perform their obligations under the terms of a hedging agreement.  In addition, we are exposed to risks related to changes in interest rates and foreign currency values, and may engage in hedging activities to mitigate related volatility.

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

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

We, along with many companies that have been or continue to be engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline.  A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us.  The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE.  The majority of the cases asserted against us have been settled.  In June 2014, the Commonwealth of Pennsylvania and the State of Vermont each filed independent lawsuits alleging that we and all major oil companies with operations in each respective state, have damaged the groundwater in those states by introducing thereto gasoline with MTBE.  The Pennsylvania suit has been removed to Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York.  The suit filed in Vermont is proceeding there in a state court.  In September 2016, the State of Rhode Island also filed a lawsuit in Federal court alleging that we and other major oil companies damaged the groundwater in Rhode Island by introducing thereto gasoline with MTBE.  An action brought by the Commonwealth of Puerto Rico was settled in conjunction with the Bankruptcy Court’s confirmation of HOVENSA’s Liquidation Plan, which is described below.  The remaining open matters are not expected to have a material adverse effect on our financial condition.

In September 2003, we received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the Lower Passaic River.  The NJDEP is also seeking natural resource damages.  The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned.  We and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination; this work remains ongoing.  We and other parties settled a cost recovery claim by the State of New Jersey and also agreed with EPA to fund remediation of a portion of the site.  In April 2014, the EPA issued a Focused Feasibility Study (FFS) proposing to conduct bank-to-bank dredging of the lower eight miles of the Lower Passaic River at an estimated cost of $1.7 billion.  On March 4, 2016, the EPA issued a Record of Decision (ROD) in respect of the lower eight miles of the Lower Passaic River, selecting a remedy that includes bank-to-bank dredging at an estimated cost of $1.38 billion.  The ROD does not address the upper nine miles of the Lower Passaic River, which may require additional remedial action.  In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River.  Given that the EPA has not selected a remedy for the entirety of the Lower Passaic River, total remedial costs cannot be reliably estimated at this time.  Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because there are numerous other parties who we expect will share in the cost of remediation and damages and our former terminal did not store or use contaminants which are of the greatest concern in the river sediments and could not have contributed contamination along most of the river’s length.

In March 2014, we received an Administrative Order from EPA requiring us and 26 other parties to undertake the Remedial Design for the remedy selected by the EPA for the Gowanus Canal Superfund Site in Brooklyn, New York.  The remedy includes dredging of surface sediments and the placement of a cap over the deeper sediments throughout the Canal and in-situ stabilization of certain contaminated sediments that will remain in place below the cap.  EPA has estimated that this remedy will cost $506 million; however, the ultimate costs that will be incurred in connection with the design and implementation of the remedy remain uncertain.  Our alleged liability derives from our former ownership and operation of a fuel oil terminal adjacent to the Canal.  We indicated to EPA that we would comply with the Administrative Order and are currently contributing funding for the Remedial Design based on an interim allocation of costs among the parties.  At the same time, we are participating in an allocation process whereby neutral experts selected by the parties will determine the final shares of the Remedial Design costs to be paid by each of the participants.  The parties have not yet addressed the allocation of costs associated with implementing the remedy that is currently being designed.  This matter is not expected to have a material adverse effect on our financial condition.

On January 18, 2017, we entered into a Consent Decree with the North Dakota Department of Health resolving alleged non-compliance with North Dakota’s air pollution laws and provisions of the federal Clean Air Act.  Pursuant to the Consent Decree, we are required to implement corrective actions, including implementation of a leak detection and repair program, at most of our existing facilities in North Dakota. We were assessed a base penalty of $922,000, which is subject to adjustment based on the date we complete corrective actions required under the terms of the Consent Decree. We made an initial penalty payment of $55,000 during the first quarter of 2017.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our common stock is traded principally on the New York Stock Exchange (ticker symbol: HES).  High and low sales prices were as follows:

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$54.83	$32.41	$77.63	$63.81
June 30	63.76	49.52	79.00	64.84
September 30	61.54	45.37	67.18	47.84
December 31	65.56	46.06	64.08	47.04

Performance Graph

Set forth below is a line graph comparing the five-year shareholder returns on a $100 investment in our common stock assuming reinvestment of dividends, against the cumulative total returns for the following:

•	Standard & Poor’s (S&P) 500 Stock Index, which includes the Corporation.
•	Proxy Peer Group comprising 13 oil and gas peer companies, including the Corporation (as disclosed in our 2016 Proxy Statement).

Comparison of Five‑Year Shareholder Returns

Years Ended December 31,

Holders

At December 31, 2016, there were 3,428 stockholders (based on the number of holders of record) who owned a total of 316,523,200 shares of common stock.

Dividends

In 2016, 2015 and 2014, cash dividends on common stock totaled $1.00 per share per year ($0.25 per quarter).

Share Repurchase Activities

Our share repurchase activities for the year ended December 31, 2016, were as follows:

2016	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (d) (In millions)
January	—	$—	—	$1,150
February	—	—	—	1,150
March	42,972	44.23	—	1,150
April	—	—	—	1,150
May	—	—	—	1,150
June	—	—	—	1,150
July	—	—	—	1,150
August	—	—	—	1,150
September	1,083	47.00	—	1,150
October	—	—	—	1,150
November	—	—	—	1,150
December	—	—	—	1,150
Total for 2016	44,055	$44.30	—
(a)	Repurchased in open‑market transactions. The average price paid per share was inclusive of transaction fees.
(b)

Includes 42,972 common shares repurchased at a price of $44.23 per common share on the open market in March, which were subsequently granted to Directors in accordance with the Non-Employee Directors’ Stock Award Plan.  In addition, includes 1,083 common shares repurchased at a price of $47.00 per common share on the open market in September, which were subsequently granted to a new Director in accordance with the Non-Employee Directors’ Stock Award Plan.

(c)	Since initiation of the buyback program in August 2013, total shares repurchased through December 31, 2016 amounted to 64.1 million at a total cost of $5.4 billion (including transaction fees).
(d)

In March 2013, we announced that our Board of Directors approved a stock repurchase program that authorized the purchase of common stock up to a value of $4.0 billion.  In May 2014, the share repurchase program was increased to $6.5 billion.

Equity Compensation Plans

Following is information related to our equity compensation plans at December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights *		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column*)
Equity compensation plans approved by security holders	6,591,944	(a)	$67.15	10,551,300	(b)
Equity compensation plans not approved by security holders (c)	—		—	—
(a)

This amount includes 6,591,944 shares of common stock issuable upon exercise of outstanding stock options.  This amount excludes 1,015,379 performance share units (PSU) for which the number of shares of common stock to be issued may range from 0% to 200%, based on our total shareholder return (TSR) relative to the TSR of a predetermined group of peer companies over a three‑year performance period ending December 31 of the year prior to settlement of the grant.  In addition, this amount also excludes 3,100,659 shares of common stock issued as restricted stock pursuant to our equity compensation plans.

(b)	These securities may be awarded as stock options, restricted stock, performance share units or other awards permitted under our equity compensation plan.
(c)

We have a Non-Employee Director’s Stock Award Plan pursuant to which our non-employee directors received in aggregate $2 million in value of our common stock.  These awards are made from shares we have purchased in the open market.

See Note 13, Share‑based Compensation in Notes to Consolidated Financial Statements for further discussion of our equity compensation plans.

Item 6.  Selected Financial Data

The following is a five‑year summary of selected financial data that should be read in conjunction with both our Consolidated Financial Statements and Accompanying Notes, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report:

	2016		2015		2014		2013		2012
		(In millions, except per share amounts)

Income Statement Selected Financial Data
Sales and other operating revenues
Crude oil	$3,639		$5,259		$9,058		$9,998		$10,229
Natural gas liquids	264		244		397		457		573
Natural gas	766		1,052		1,247		1,394		1,394
Other operating revenues	93		81		35		56		49
Total Sales and other operating revenues	$4,762		$6,636		$10,737		$11,905		$12,245

Income (loss) from continuing operations	$(6,076)		$(2,959)		$1,692		$4,036		$1,808
Income (loss) from discontinued operations	—		(48)		682		1,186		255
Net income (loss)	$(6,076)		$(3,007)		$2,374		$5,222		$2,063
Less: Net income (loss) attributable to noncontrolling interests*	56		49		57		170		38
Net income (loss) attributable to Hess Corporation	$(6,132)	(a)	$(3,056)	(b)	$2,317	(c)	$5,052	(d)	$2,025	(e)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic:
Continuing operations	$(19.92)		$(10.61)		$5.57		$11.47		$5.29
Discontinued operations	—		(0.17)		2.06		3.54		0.69
Net income (loss) per share	$(19.92)		$(10.78)		$7.63		$15.01		$5.98

Diluted:
Continuing operations	$(19.92)		$(10.61)		$5.50		$11.33		$5.26
Discontinued operations	—		(0.17)		2.03		3.49		0.69
Net income (loss) per share	$(19.92)		$(10.78)		$7.53		$14.82		$5.95

Balance Sheet Selected Financial Data
Total assets	$28,621		$34,157		$38,372		$42,482		$43,187
Total debt	$6,806		$6,592		$5,952		$5,765		$8,076
Total equity	$15,591		$20,401		$22,320		$24,784		$21,203

Dividends Per Share
Dividends per share of common stock	$1.00		$1.00		$1.00		$0.70		$0.40

*	Includes noncontrolling interests associated with both continuing and discontinued operations.

(a)

Includes noncash charges of $3,749 million to establish valuation allowances on deferred tax assets following a three-year cumulative loss and after-tax charges of $894 million primarily for dry hole and other exploration expenses, loss on debt extinguishment, offshore rig costs, severance, and impairment of older specification rail cars.

(b)	Includes total after-tax charges of $1,943 million, including noncash charges of $1,483 million relating to write off all goodwill associated with our exploration and production operating segment.
(c)

Includes after‑tax income of $1,589 million relating to net gains on asset sales and income from the partial liquidation of last‑in, first‑out (LIFO) inventories, partially offset by after‑tax charges totaling $580 million for dry hole expenses, charges associated with termination of lease contracts, severance and other exit costs, income tax restructuring charges and other charges.

(d)

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

(e)

Includes after‑tax income of $661 million relating to gains on asset sales and income from the partial liquidation of LIFO inventories, partially offset by after‑tax charges totaling $634 million for asset impairments, dry hole expenses, income taxes and other charges.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Norway.  The Bakken Midstream operating segment, which was established in the second quarter of 2015, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids, or NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.

Response to Low Oil Prices

In 2016 our industry continued to face a challenging commodity price environment leading to further reductions in capital investment compared with 2015.  Our realized crude oil selling prices, including hedging, were $39.20 per barrel in 2016 (2015: $47.85; 2014: $92.59).  In response, we improved operating efficiency across our portfolio and reduced our E&P capital and exploratory expenditures during 2016 to $1.9 billion, a decrease of over 50% compared to the same period in 2015, which partially contributed to our lower 2016 oil and gas production levels.

In addition to improving our operating efficiency and reducing our capital and exploratory expenditures, we proactively took other steps in 2016 to preserve the strength of our balance sheet and improve liquidity, including issuing equity securities and executing a debt refinancing transaction.  In February 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock, for total net proceeds of $1.6 billion.  In the third quarter of 2016, we initiated a debt refinancing transaction by issuing $1 billion of 4.30% notes due in 2027 and $500 million of 5.80% notes due in 2047 with proceeds used primarily to purchase higher-coupon bonds and redeem near-term maturities.  At December 31, 2016, we had $2.7 billion in cash and cash equivalents and total liquidity including available committed credit facilities of approximately $7.3 billion.

We project our E&P capital and exploratory expenditures will be approximately $2.25 billion in 2017 as we plan to increase from two rigs to six rigs in the Bakken over the course of 2017.  Capital expenditures for our Midstream operations are expected to be approximately $190 million.  Oil and gas production in 2017 is forecast to be in the range of 300,000 boepd to 310,000 boepd excluding any contribution from Libya.  As a result of reduced capital expenditures in 2016 and a high level of planned maintenance in the second quarter of 2017, we forecast our production to decline during the first half of 2017 and then increase in the third and fourth quarters of the year with the start-up of North Malay Basin and a new well at the Penn State Field in the Gulf of Mexico expected in the third quarter and production increases as a result of the rig ramp up in the Bakken.

In 2016, we realized a net operating cash flow deficit (cash flow from operating activities less cash flows from investing activities) of $1,295 million.  Forward strip crude oil prices for 2017 are higher than average prices for 2016, and as a result, we forecast a smaller net operating cash flow deficit in 2017.  We expect to fund our net operating cash flow deficit (including capital expenditures) for the full year of 2017 with cash on hand.  Due to the low commodity price environment, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce our planned capital program and other cash outlays, borrow from our committed credit facilities, issue debt or equity securities, and pursue asset sales.

Consolidated Results

Net loss attributable to Hess Corporation was $6,132 million in 2016 and $3,056 million in 2015.  In 2014, net income attributable to Hess Corporation was $2,317 million.  Excluding items affecting comparability summarized on page 27, the adjusted net loss was $1,489 million in 2016 and $1,113 million in 2015.  Adjusted net income in 2014 was $1,308 million.  Annual production averaged 322,000 boepd in 2016, 375,000 boepd in 2015, and 329,000 boepd in 2014.  Total proved reserves were 1,109 million boe, 1,086 million boe, and 1,431 million boe at December 31, 2016, 2015, and 2014, respectively.  Lower crude oil prices in 2015 resulted in negative revisions of 234 million boe at December 31, 2015, primarily related to proved undeveloped reserves.

Significant 2016 Activities

The following is an update of significant E&P activities during 2016:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play averaged 105,000 boepd (2015: 112,000 boepd), with the decrease from the prior-year period primarily due to reduced drilling activity in response to low oil prices.  During 2016, we operated an average of 3.3 rigs, drilled 71 wells, completed 92 wells, and brought on production 100 wells, bringing the total operated production wells to 1,272 at December 31, 2016.  Drilling and completion costs per operated well averaged $4.8 million in 2016, down 17% from 2015.  In 2016, we also increased our standard well design to a 50-stage completion from the previous 35-stage completion.  During 2017, we plan to increase our rig count to six rigs from two rigs, for an average of 3.5 rigs, to drill approximately 80 wells and bring approximately 75 wells on production.  Net production for full year 2017 is forecast to be in the range of 95,000 boepd and 105,000 boepd.  With the building rig count we expect our Bakken production in the fourth quarter of 2017 to average between 105,000 boepd and 110,000 boepd, which would represent a growth rate of approximately 15% from the first quarter to the fourth quarter.

•

In the Gulf of Mexico, net production averaged 61,000 boepd (2015: 77,000 boepd).  The decrease in production was the result of unplanned well downtime at the Tubular Bells Field (Hess 57%) due to subsurface valve failures in three wells, unplanned downtime at the Conger Field (Hess 38%) due to a failed subsurface valve in one well, and natural decline.  Well workovers were conducted to replace the subsurface valves in the three wells at the Tubular Bells Field and in the well at the Conger Field, which caused an increase in workover expense for the year.  In addition, we brought online a fifth production well and one water injection well at Tubular Bells during the year.  In 2017, Gulf of Mexico production is forecast to average approximately 65,000 boepd.

•

At the Valhall Field offshore Norway, net production averaged 28,000 boepd (2015: 33,000 boepd), with the decrease from the prior year primarily due to lower drilling activity, natural field decline and a planned shutdown.  Net production from the Valhall Field is forecast to average between 25,000 boepd and 30,000 boepd in 2017.  In 2017, the operator plans to drill two production wells from the existing platform rig, of which one well is expected to be completed in the fourth quarter.  The operator plans to continue a multi-year well abandonment program.

•

At Block A‑18 of the JDA, the operator, Carigali Hess Operating Company, continued drilling production wells and completed commissioning of its booster compression project in the third quarter of 2016.  Production averaged 206 mmcfd (2015: 255 mmcfd), including contribution from unitized acreage in Malaysia, with the decrease from prior-year primarily due to lower entitlement and downtime associated with commissioning of the new booster compression project.  Production from the JDA is forecast to average approximately 210 mmcfd in 2017.

•

In the North Malay Basin (NMB), net production from the Early Production System averaged 26 mmcfd (2015: 40 mmcfd).  In 2016, we completed the installation of three remote wellhead platforms and the jacket of the central processing platform.  We also achieved mechanical completion of the central processing platform topsides and transport to the field via a heavy lift vessel is planned for the first quarter of 2017.  The full field development project is planned for completion in the third quarter of 2017, after which net production is expected to increase to 165 mmcfd.

•

At the South Arne Field, offshore Denmark, we completed drilling of an eleven well multi-year program early in 2016.  Net production averaged 13,000 boepd (2015: 13,000 boepd).  In the fourth quarter, the Danish government awarded a 20 year extension to the South Arne Field license, extending expiry to 2047.  Net production is forecast to average approximately 12,000 boepd in 2017.

•

In the Utica shale, we drilled and completed 6 wells and brought 14 wells onto production before suspending drilling activities during the first quarter of 2016 in response to low commodity prices.  Net production increased to 29,000 boepd in 2016 (2015: 24,000 boepd) and is expected to average between 15,000 boepd and 20,000 boepd in 2017.

•

In Equatorial Guinea, net production was 33,000 boepd in 2016 down from 43,000 boepd in 2015 due to lower drilling activity and natural field decline.  Net production in 2017 is expected to average approximately 25,000 boepd.

•

In Libya, civil and political unrest has largely interrupted production and crude oil export capability in 2016.  At the Waha fields (Hess 8%), the operator recommenced production in October 2016 following the lifting of force majeure by the national oil company of Libya.  Net production from the Waha fields averaged 1,000 boepd for the year.

Other E&P assets:

•

At the Hess operated Stampede development project (Hess 25%) in the Green Canyon area of the Gulf of Mexico, the topsides deck was installed on the hull and fabrication and pre-commissioning of topsides continue as planned.  We also completed installation of subsea equipment at both drill centers in the field, drilled one development well, and commenced drilling on one water injector well.  In 2017, we plan to install the tension leg platform and topsides, complete the sub-sea installation and continue our drilling operations with introduction of a second drilling rig.  First production from the field is targeted for 2018, and is expected to ramp up to a net rate of approximately 15,000 boepd.

•

In Guyana, at the offshore Stabroek Block (Hess 30%), the operator, Esso Exploration and Production Guyana Limited, completed a 3D seismic acquisition program covering approximately 17,000 square kilometers on the block and drilled two successful appraisal wells at the Liza discovery.  The Liza-2 well was drilled to a total depth of 17,963 feet and encountered more than 190 feet of oil-bearing sandstone reservoirs in the Upper Cretaceous formations and included an extended drill stem test.  The Liza-3 well was drilled to a total depth of 18,098 feet and encountered 210 feet of the same oil-bearing reservoirs encountered in other Liza wells.  Pre-development planning and appraisal activities are underway and we expect to be in a position to sanction the first phase of the Liza development in mid-2017 with first production expected in 2020.

In 2016, the operator also drilled the Payara-1 exploration well at the Payara prospect, located approximately 10 miles northwest of the Liza discovery, and encountered more than 95 feet of oil-bearing sandstone reservoirs.  At the Skipjack prospect 25 miles northwest of the Liza discovery, the operator completed the drilling of an exploration well, which was unsuccessful and expensed.  In 2017, the operator plans to drill a well at the Snoek exploration prospect, a Liza-4 appraisal well, and a Payara-2 appraisal well.  In addition, the operator will evaluate additional exploration opportunities on the broader Stabroek block.

•

At the Equus project on Block WA-390-P in the offshore Carnarvon Basin of Australia, we were awarded a retention lease through 2021 covering certain areas within the WA-390-P License which include our Equus discoveries.  In addition, we also completed drilling of an exploration commitment well at the WA-474-P License which is adjacent to Block WA-390-P.  In the fourth quarter of 2016, we terminated a joint front-end engineering study with a third party natural gas liquefaction joint venture and notified the government of Australia of our intent to defer further development of the project.  As a result, we recognized an after-tax charge of $693 million ($938 million pre-tax) to expense all previously capitalized exploratory well costs and other project related costs.

•

In Ghana, we continued development planning and subsurface evaluation.  The government of Côte d’Ivoire has challenged the maritime border between it and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  We are unable to proceed with development of this license until there is a resolution of this matter, which may also impact our ability to develop the license.  The International Tribunal for Law of the Sea is expected to render a final ruling on the maritime border dispute in 2017.  Under terms of our license and subject to resolution of the border dispute, we have declared commerciality for four discoveries, including the Pecan Field in March 2016, which would be the primary development hub for the block.  We are continuing to work with the government on how best to progress work on the block given the maritime border dispute.  See Capitalized Exploratory Well Costs in Note 4, Property, Plant and Equipment in the Notes to Consolidated Financial Statements.

•

At the non-operated Sicily prospect, in the Keathley Canyon area of the deepwater Gulf of Mexico, where two exploration wells discovered hydrocarbons, we decided in 2016 not to pursue the project due to the low oil price environment and the limited time remaining on the leases.  The costs of both wells were expensed in 2016.

•

At the non-operated Melmar prospect in the Alaminos Canyon area of the deepwater Gulf of Mexico, the operator completed drilling of an exploration well in 2016, where noncommercial quantities of hydrocarbons were encountered and well costs were expensed.

The following is an update of significant Bakken Midstream activities during 2016:

•

We continued to progress the construction of facilities and the reconfiguration of pipelines in McKenzie and Williams counties that are expected to increase throughput capacity for crude oil and natural gas originating from south of the Missouri River for transporting north to our natural gas processing and crude oil and natural gas liquids logistics assets in Tioga and Ramberg and multiple third-party pipelines.

Liquidity, and Capital and Exploratory Expenditures

Net cash provided by operating activities was $795 million in 2016 (2015: $1,981 million; 2014: $4,457 million).  At December 31, 2016, cash and cash equivalents were $2,732 million (2015: $2,716 million) and total debt was $6,806 million (2015: $6,592 million).  Our consolidated debt to capitalization ratio at December 31, 2016 was 30.4% (2015: 24.4%).

Capital and exploratory expenditures from continuing operations were as follows (in millions):

	2016	2015	2014
E&P Capital and Exploratory Expenditures
United States
Bakken	$429	$1,308	$1,854
Other Onshore	53	332	725
Total Onshore	482	1,640	2,579
Offshore	735	923	765
Total United States	1,217	2,563	3,344
Europe	65	298	540
Africa	10	161	435
Asia and other	586	1,020	986
E&P - Capital and Exploratory Expenditures (a)	$1,878	$4,042	$5,305

Exploration expenses charged to income included in E&P capital and exploratory expenditures above were:

	2016	2015	2014
United States	$93	$132	$125
International	140	157	207
Total Exploration Expenses Charged to Income included above	$233	$289	$332
(a)	In 2014, the above table excludes capital expenditures of $431 million related to our discontinued operations, and includes corporate capital expenditures of $53 million.
	2016	2015	2014
Bakken Midstream Capital Expenditures
Bakken Midstream - Capital Expenditures	$276	$296	$301

We plan to invest approximately $2.25 billion on E&P capital and exploratory expenditures and approximately $190 million in Midstream capital expenditures in 2017.  Beginning January 1, 2017, Hess’s Midstream segment will include our interest in a Permian gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota.  These assets are wholly owned by the Corporation and are not included in our Hess Infrastructure Partners joint venture.

Consolidated Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	2016	2015	2014
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(4,963)	$(2,717)	$2,086
Bakken Midstream	41	86	10
Corporate, Interest and Other	(1,210)	(377)	(404)
Income (loss) from continuing operations	(6,132)	(3,008)	1,692
Discontinued operations	—	(48)	625
Total	$(6,132)	$(3,056)	$2,317

Net Income (Loss) per Common Share - Diluted (a):
Continuing operations	$(19.92)	$(10.61)	$5.50
Discontinued operations	—	(0.17)	2.03
Net Income (Loss) Attributable to Hess Corporation Per Common Share - Diluted	$(19.92)	$(10.78)	$7.53
(a)	Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends as applicable, divided by weighted average number of diluted shares.

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability between periods.  The items in the table below are explained on pages 32 through 36.

Items Affecting Comparability of Earnings Between Periods

	2016	2015	2014
	(In millions)
Exploration and Production	$(3,699)	$(1,851)	$542
Bakken Midstream	(21)	—	—
Corporate, Interest and Other	(923)	(44)	(74)
Discontinued operations	—	(48)	541
Total Items Affecting Comparability of Earnings Between Periods	$(4,643)	$(1,943)	$1,009
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

The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss):

	2016	2015	2014
	(In millions)
Net income (loss) attributable to Hess Corporation	$(6,132)	$(3,056)	$2,317
Less: Total items affecting comparability of earnings between periods	(4,643)	(1,943)	1,009
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(1,489)	$(1,113)	$1,308

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

Comparison of Results

Exploration and Production

Following is a summarized income statement of our E&P operations:

	2016	2015	2014
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$4,762	$6,636	$10,737
Gains on asset sales, net	26	31	817
Other, net	17	(61)	(46)
Total revenues and non-operating income	4,805	6,606	11,508
Costs and Expenses
Cost of products sold (excluding items shown separately below)	1,095	1,409	1,826
Operating costs and expenses	1,697	1,764	1,815
Production and severance taxes	101	146	275
Bakken Midstream tariffs	478	449	212
Exploration expenses, including dry holes and lease impairment	1,442	881	840
General and administrative expenses	235	317	325
Depreciation, depletion and amortization	3,132	3,852	3,140
Impairment	—	1,616	—
Total costs and expenses	8,180	10,434	8,433
Results of Operations Before Income Taxes	(3,375)	(3,828)	3,075
Provision (benefit) for income taxes	1,588	(1,111)	989
Net Income (Loss) Attributable to Hess Corporation	$(4,963)	$(2,717)	$2,086

Excluding the E&P items affecting comparability of earnings between periods in the table on page 32, the changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, Bakken Midstream tariffs, exploration expenses and income taxes, as discussed below.

Selling Prices: Average realized crude oil selling prices, including hedging, were 18% lower in 2016 compared to the prior year, primarily due to the declines in Brent and WTI crude oil prices.  In addition, realized selling prices for natural gas liquids and natural gas declined in 2016 by 5% and 19%, respectively, compared to the prior year.  In total, lower realized selling prices reduced 2016 financial results by approximately $440 million after income taxes compared with 2015.  Our average selling prices were as follows:

	2016	2015	2014
Crude Oil - Per Barrel (Including Hedging)
United States
Onshore	$36.92	$42.67	$81.89
Offshore	37.47	46.21	95.05
Total United States	37.13	44.01	87.21
Europe	43.33	55.10	104.21
Africa	41.88	53.89	97.31
Asia	42.98	52.74	89.71
Worldwide	39.20	47.85	92.59

Crude Oil - Per Barrel (Excluding Hedging)
United States
Onshore	$36.92	$41.22	$81.89
Offshore	37.47	46.21	92.22
Total United States	37.13	43.11	86.06
Europe	43.33	52.37	99.20
Africa	41.88	51.57	93.70
Asia	42.98	52.74	89.71
Worldwide	39.20	46.37	90.20

Natural Gas Liquids - Per Barrel
United States
Onshore	$9.18	$9.18	$28.92
Offshore	13.96	14.40	30.40
Total United States	9.71	10.02	29.32
Europe	19.48	24.59	52.66
Worldwide	9.95	10.52	30.59

Natural Gas - Per Mcf
United States
Onshore	$1.48	$1.64	$3.18
Offshore	1.99	2.03	3.79
Total United States	1.61	1.77	3.47
Europe	3.97	6.72	10.00
Asia	5.31	5.97	6.94
Worldwide	3.37	4.16	6.04

Crude oil price hedging contracts increased E&P Sales and other operating revenues by $126 million ($79 million after income taxes) in 2015 and $193 million ($121 million after income taxes) in 2014.  There were no crude oil hedge contracts in 2016.

Production Volumes:  Our net daily worldwide production was as follows:

	2016	2015	2014
	(In thousands)
Crude Oil - Barrels
United States
Bakken	68	81	66
Other Onshore	9	10	10
Total Onshore	77	91	76
Offshore	45	56	51
Total United States	122	147	127
Europe	33	38	36
Africa	34	51	54
Asia	2	2	3
Worldwide	191	238	220

Natural Gas Liquids - Barrels
United States
Bakken	27	20	10
Other Onshore	11	12	7
Total Onshore	38	32	17
Offshore	5	6	6
Total United States	43	38	23
Europe	1	1	1
Worldwide	44	39	24

Natural Gas - Mcf
United States
Bakken	61	64	40
Other Onshore	133	109	47
Total Onshore	194	173	87
Offshore	64	87	78
Total United States	258	260	165
Europe	43	43	36
Asia	222	282	312
Worldwide	523	585	513

Barrels of Oil Equivalent	322	375	329

Crude oil and natural gas liquids as a share of total production	73%	74%	74%

We expect total net production to average between 300,000 boepd and 310,000 boepd in 2017, excluding any contribution from Libya.  Our production has been decreasing the last several quarters as a result of reducing our capital expenditures to manage in the lower price environment.  We expect our production will continue to decline in the first half of 2017 as a result of this reduced spend and a high level of planned maintenance at four of our offshore assets in the second quarter.  We forecast production to average between 290,000 boepd and 300,000 boepd in the first quarter and between 270,000 boepd and 280,000 boepd in the second quarter. Production is then forecast to increase in the third quarter with the start-up of North Malay Basin and a new well at the Penn State Field in the Gulf of Mexico to between 305,000 boepd and 315,000 boepd.  We expect our production will continue to grow in the fourth quarter as Bakken production increases as a result of the rig ramp up and the first new Valhall well comes online.  Fourth quarter production is forecast to average between 330,000 boepd and 340,000 boepd.

  Production variances related to 2016, 2015 and 2014 can be summarized as follows:

United States:  Onshore crude oil production was lower in 2016 compared to 2015, primarily due to reduced drilling activity in the Bakken shale play in response to low oil prices, while the increase in natural gas liquids production was primarily due to greater processed volumes at the Tioga gas plant.  Onshore natural gas production was higher in 2016 compared to 2015, primarily due to a higher number of wells being on production in the Utica shale play relative to the prior year.  Total offshore production was lower in 2016 compared to 2015, primarily due to subsurface valve failures in three wells at the Tubular Bells Field, a shut-in well to replace a subsurface valve at the Conger Field, extended planned shutdowns on third-party hosted production facilities at the Tubular Bells and Conger Fields, and natural field decline.  Onshore crude oil and natural gas liquids production was higher in 2015 compared to 2014, primarily due to continued drilling in the Bakken oil shale play, while the increase in natural gas production was primarily attributable to the Bakken and the Utica shale.  Offshore production increased in 2015 relative to 2014 as higher production from the Tubular Bells Field, which came online in November 2014, was offset primarily by lower production from the Llano, Conger and Shenzi Fields.

Europe:  Crude oil production was lower in 2016 compared to 2015, primarily due to lower drilling activity, natural field decline and a planned shutdown at the Valhall Field, offshore Norway.  Crude oil and natural gas production was higher in 2015 compared to 2014, primarily due to less facility downtime and new wells at the Valhall Field in 2015.

Africa:  Crude oil production in Africa was lower in 2016 compared to 2015, as a result of reduced drilling activity in Equatorial Guinea and the sale of our Algeria asset in the fourth quarter of 2015, where net production for 2015 amounted to 7,000 boepd.  Crude oil production in Africa was lower in 2015 compared to 2014, due to Libyan production being shut-in.  Force majeure declared by the national oil company of Libya was lifted in September 2016 and net production averaged 1,000 boepd in 2016.

Asia:  Natural gas production was lower in 2016, compared to 2015, primarily due to the planned shutdown of production facilities at the JDA in 2016 to commission the booster compressor project and from lower production entitlement.  Natural gas production was lower in 2015 compared to 2014 primarily due to asset sales partially offset by higher production at the JDA as a result of higher facility uptime.

Sales Volumes:  The impact of lower sales volumes decreased after-tax results by approximately $540 million in 2016 compared to 2015.  Our worldwide sales volumes were as follows:

	2016	2015	2014
	(In thousands)
Crude oil - barrels	72,462	85,344	80,869
Natural gas liquids - barrels	16,055	14,400	8,793
Natural gas - mcf	191,482	213,195	187,381
Barrels of Oil Equivalent	120,431	135,277	120,892

Crude oil - barrels per day	198	234	222
Natural gas liquids - barrels per day	44	39	24
Natural gas - mcf per day	523	584	513
Barrels of Oil Equivalent Per Day	329	371	331

Cost of Products Sold:  Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from our partners in Hess operated wells or other third-parties, as well as rail transportation fees from our Bakken Midstream operating segment.  The decrease in Cost of products sold in 2016 compared to 2015, and in 2015 compared to 2014, principally reflects the decline in crude oil prices.

Cash Operating Costs:  Cash operating costs, consisting of Operating costs and expenses, Production and severance taxes and E&P General and administrative expenses, decreased by $194 million in 2016 compared with the prior year (2015: $188 million decrease versus 2014).  The decrease in 2016 compared to 2015 is due to lower production and ongoing cost reduction efforts, and lower production taxes in the Bakken.  Operating costs in 2016 include higher workover costs to replace failed subsurface valves in the Gulf of Mexico.  The decrease in 2015 compared to 2014 is due to cost reductions across the portfolio and lower production taxes in the Bakken, which were partially offset by higher operating costs at Tubular Bells where production commenced in the fourth quarter of 2014.

Bakken Midstream Tariffs Expense:  Tariffs expense in 2016 increased versus 2015 primarily due to increased oil gathering tariffs and minimum volume deficiency payments related to rail export services in 2016, partially offset by lower gas volumes processed through the Tioga gas plant.  Higher tariff expense in 2015 compared with 2014 primarily reflects higher volumes processed through the Tioga gas plant which was shut down during the first quarter of 2014 to complete a plant expansion and refurbishment project.  For 2017, we estimate Midstream tariffs expense, which will include tariffs associated with our interests in a Permian gas plant in West Texas and related CO2 assets and water handling assets in North Dakota, to be in the range of $520 million to $550 million.

Depreciation, Depletion and Amortization:  Depreciation, depletion and amortization (DD&A) costs decreased by $720 million in 2016 from 2015.  The decrease resulted from lower production and an improved portfolio average DD&A rate due to the production mix.  Higher production in 2015 from the Bakken, Tubular Bells and Utica fields, which had higher DD&A rates per barrel than the portfolio average, were the primarily drivers for the increase in DD&A costs in 2015 compared to 2014.

Unit costs:  Unit cost per boe information is based on total E&P production volumes and exclude items affecting comparability of earnings as disclosed below.  Actual and forecast unit costs are as follows:

	Actual			Forecast range
	2016	2015	2014	2017 (a)

Cash operating costs	$15.87	$15.69	$20.01	$15.00 — $16.00
Depreciation, depletion and amortization costs	26.57	28.14	26.10	24.00 — 25.00
Total Production Unit Costs	$42.44	$43.83	$46.11	$39.00 — $41.00
(a)	Forecasted amounts assume no contribution from Libya.

Exploration Expenses:  Exploration expenses, including items affecting comparability of earnings described below, were as follows:

	2016	2015	2014
	(In millions)
Exploratory dry hole costs	$1,064	$410	$301
Exploratory lease and other impairment	145	182	207
Geological and geophysical expense and exploration overhead	233	289	332
	$1,442	$881	$840

Exploration expenses were higher in 2016 compared to 2015 primarily due to higher dry hole expense partially offset by lower leasehold impairment expense, geologic and seismic costs, and employee expenses. Exploration expenses were higher in 2015 compared to 2014 due to higher dry hole costs, partially offset by lower leasehold impairment expense, geologic and seismic costs, and employee expenses.  See items affecting comparability of earnings between periods described below.  For 2017, we estimate exploration expenses, excluding dry hole expense, to be in the range of $250 million to $270 million.

Income Taxes:  The E&P income tax provision was an expense of $1,588 million in 2016, a benefit of $1,111 million in 2015 and an expense of $989 million in 2014.  The income tax expense recognized in 2016, despite pre-tax losses, is the result of deferred income tax charges to establish valuation allowances on net deferred tax assets.  Excluding the impact of these charges and other items affecting comparability of earnings between periods provided below and Libya, the effective income tax rates for E&P operations amounted to a benefit of 42% in 2016 (2015: 46% benefit; 2014: 37% charge).  Based on current strip crude oil prices, we are forecasting a pre-tax loss for 2017.  The E&P effective tax rate, excluding items affecting comparability of earnings between periods and Libyan operations, is expected to be a benefit in the range of 17% to 21%, which is lower than the comparable effective tax rate in 2016 due to our not recognizing a deferred tax benefit or expense commencing in 2017 in the U.S., Denmark (hydrocarbon tax only), and Malaysia until such time that deferred tax assets are re-established in these jurisdictions.  See E&P items affecting comparability of earnings below and Critical Accounting Policies and Estimates – Income Taxes on page 42.

Items Affecting Comparability of Earnings Between Periods:  Reported E&P earnings included the following items affecting comparability of income (expense) before and after income taxes:

	Before Income Taxes			After Income Taxes
	2016	2015	2014	2016	2015	2014
	(In millions)
Income tax	$—	$—	$—	$(2,869)	$101	$(48)
Dry hole, lease impairment and other exploration expenses	(1,021)	(518)	(304)	(745)	(301)	(173)
Offshore rig cost	(105)	—	—	(66)	—	—
Inventory write-off	(39)	(87)	—	(19)	(58)	—
Exit costs and other	(26)	(44)	(28)	(17)	(37)	(11)
Impairments	—	(1,616)	—	—	(1,566)	—
Gain on asset sales, net	27	28	801	17	10	774
	$(1,164)	$(2,237)	$469	$(3,699)	$(1,851)	$542

The pre-tax amounts of E&P items affecting comparability of income (expense) are presented in the Statement of Consolidated Income as follows:

	Before Income Taxes
	2016	2015	2014
	(In millions)
Gains on asset sales, net	$27	$28	$801
Other, net	—	(14)	—
Cost of products sold	—	(39)	(18)
Operating costs and expenses	(162)	(51)	—
Exploration expenses, including dry holes and lease impairment	(1,029)	(518)	(304)
General and administrative expenses	—	(27)	(10)
Impairment	—	(1,616)	—
	$(1,164)	$(2,237)	$469

2016:

•

Income taxes:  We recorded a non-cash charge of $2,920 million to establish valuation allowances against net deferred tax assets as of December 31, 2016, as required under application of the accounting standards following a three-year cumulative loss.  This deferred tax charge has no cash flow impact and the Corporation’s underlying tax position remains unchanged.  In addition, we recorded a tax benefit of $51 million related to the resolution of certain international tax matters.

•

Dry hole, lease impairment and other exploration expenses:  We recorded a pre-tax charge of $938 million ($693 million after income taxes) to write-off all previously capitalized wells and other project related costs for our Equus natural gas project, offshore the North West Shelf of Australia, following the decision to defer further development of the project.  In addition, we recorded a pre-tax charge of $83 million ($52 million after income taxes) to write-off the previously capitalized Sicily-1 exploration well based on our decision not to pursue the project.

•	Offshore rig cost: We recognized a pre-tax charge of $105 million ($66 million after income taxes) related to an offshore drilling rig.
•	Inventory write-off: We incurred a pre-tax charge of $39 million ($19 million after income taxes) to write off surplus materials and supplies inventory.
•	Exit costs and other: We recorded pre-tax exit and other costs of $26 million ($17 million after income taxes), which primarily relates to employee severance.
•	Gains on asset sale, net: We recognized a pre-tax gain of $27 million ($17 million after income taxes) related to the sale of undeveloped onshore acreage in the United States.

2015:

•

Impairment:  We recorded noncash goodwill impairment charges totaling $1,483 million pre-tax ($1,483 million after income taxes), representing all goodwill of our E&P segment, due to the decline in crude oil prices.  In addition, we recorded a pre-tax charge of $133 million ($83 million after income taxes) associated with our legacy conventional North Dakota assets.

•

Dry hole, lease impairment and other exploration expenses:  We recognized a pre-tax charge of $190 million ($86 million after income taxes) to write-off an exploration well, associated leasehold expenses and other costs related to the Dinarta Block in the Kurdistan Region of Iraq following the decision of the Corporation and its partner to relinquish the block and exit operations in the region.  In offshore Ghana, we expensed previously capitalized well costs of $182 million ($117 million after income taxes) primarily associated with natural gas discoveries due to insufficient progress on appraisal negotiations with the regulator.  In offshore Australia, we expensed previously capitalized well costs of $62 million ($45 million after income taxes) associated with discovered resources that we determined would not be included in the development concept for the Equus project.  In addition, we recorded pre-tax charges totaling $84 million ($53 million after income taxes) primarily to impair exploration leases in the Gulf of Mexico.

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
•

Gains on asset sales, net:  We completed the sale of approximately 13,000 acres of Utica dry gas acreage for consideration of approximately $120 million.  This transaction resulted in a pre-tax gain of $49 million ($31 million after income taxes).  We also completed the sale of our producing assets in Algeria in December 2015 and recognized a pre-tax loss of $21 million ($21 million after income taxes).

•

Income taxes:  In 2015, we recorded net tax benefits totaling $101 million, comprised primarily of $154 million to recognize a deferred tax benefit from a legal entity restructuring, $50 million benefit from receiving approval for an international investment incentive and a $112 million charge to recognize a partial valuation allowance against foreign deferred tax assets.

2014:

•

Gains on asset sales, net:  We completed the sale of our producing assets in Thailand, 77,000 net acres of Utica dry gas acreage, including related wells and facilities, and an exploration asset in the United Kingdom North Sea.  These divestitures generated total cash proceeds of $1,933 million and total pre-tax gains of $801 million ($774 million after income taxes).  At the time of sale, these assets were producing at an aggregate net rate of approximately 19,000 boepd.

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

•	Exit costs and other: We recorded pre-tax severance and other exit costs of $28 million ($11 million after income taxes) resulting from our transformation to a more focused pure play E&P company.
•	Income taxes: We recorded an income tax charge of $48 million for remeasurement of deferred taxes resulting from legal entity restructurings.

Bakken Midstream

Following is a summarized income statement of our Bakken Midstream operations:

	2016	2015	2014
	(In millions)
Revenues and Non-Operating Income
Total revenues and non-operating income	$510	$564	$319

Costs and Expenses
Operating costs and expenses	183	265	219
General and administrative expenses	17	14	11
Depreciation, depletion and amortization	102	88	70
Impairments	67	—	—
Interest expense	19	10	2
Total costs and expenses	388	377	302

Results of Operations Before Income Taxes	122	187	17
Provision (benefit) for income taxes	25	52	7
Net income (loss)	97	135	10
Less: Net income (loss) attributable to noncontrolling interests (a)	56	49	—
Net Income (Loss) Attributable to Hess Corporation	$41	$86	$10
(a)	The partnership is not subject to tax and, therefore, the noncontrolling interest’s share of net income is a pre-tax amount.

Total revenues and non-operating income in 2016 decreased from 2015, primarily as a result of lower rail export revenue associated with third-party rail charges, partially offset by recognition of deferred minimum volume deficiency payments earned.  Total revenues and non-operating income in 2015 improved from 2014 mainly due to higher throughput volumes at the Tioga gas plant.

Operating costs and expenses were lower in 2016 compared to 2015 primarily due to a decrease in third-party rail charges.  Operating costs and expenses were higher in 2015 compared to 2014 mainly due to an increase in third‑party operating and maintenance expense.  DD&A expenses were higher in 2016 compared to 2015, primarily due to capital expenditures on gathering pipelines and railcars that were placed in service.  DD&A expenses were higher in 2015 compared with 2014, primarily due to a full year’s usage of the Tioga gas plant in 2015, which was shut down during the first quarter of 2014 in connection with a large-scale expansion, refurbishment and optimization project.

The increase in interest expense in 2016 and 2015 reflects borrowings by Hess Infrastructure Partners LP subsequent to its formation on July 1, 2015.

For 2017, we estimate net income attributable to Hess Corporation from the Midstream segment, excluding items affecting comparability of earnings between periods, to be in the range of $70 million to $90 million.  In 2017, the Midstream segment will include our interests in a Permian gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota in addition to assets that comprise our current Bakken Midstream segment.

Items Affecting Comparability of Earnings Between Periods:  Bakken Midstream 2016 results included a pre-tax charge of $67 million ($21 million after income taxes and noncontrolling interest) to impair older specification rail cars.

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	2016	2015	2014
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$131	$219	$217
Interest expense	380	376	397
Less: Capitalized interest	(61)	(45)	(76)
Interest expense, net	319	331	321
Corporate, Interest and Other expenses before income taxes	450	550	538
Provision (benefit) for income taxes	(163)	(217)	(208)
Net Corporate, Interest and Other expenses after income taxes	287	333	330
Items affecting comparability of earnings between periods, after-tax	923	44	74
Total Corporate, Interest and Other Expenses After Income Taxes	$1,210	$377	$404

Corporate and other expenses, excluding items affecting comparability, were lower in 2016 compared to 2015, primarily due to reductions in employee costs, professional fees, and other general and administrative expenses, and the benefit of higher interest income and non-operating income.  Corporate and other expenses for 2014 include a pre-tax gain of $13 million ($8 million after income taxes) related to the disposition of our 50% interest in a joint venture involved in the construction of an electric generating facility in Newark, New Jersey.  Excluding the gain, 2015 costs are down compared to 2014 primarily due to lower employee costs and other expenses.  In 2017 pre-tax corporate expenses, excluding items affecting comparability of earnings between periods, are estimated to be in the range of $140 million to $150 million.

Interest expense was comparable in 2016 compared to 2015, but capitalized interest expense increased over the same period with 2016 reflecting increased activity at the Hess operated Stampede development project.  Interest expense was lower in 2015 compared to 2014, as lower interest rates offset higher average borrowings.  Capitalized interest was also lower in 2015 compared to 2014 due to the cessation of capitalized interest on the Tubular Bells Field upon first production in the fourth quarter of 2014.  In 2017 pre-tax interest expense, net is estimated to be in the range of $295 million to $305 million.

Items Affecting Comparability of Earnings Between Periods:  Corporate, Interest and Other results included the following items affecting comparability of income (expense) before and after income taxes:

2016:

•

Income tax:  We recorded a non-cash charge of $829 million to establish valuation allowances against net deferred tax assets as of December 31, 2016, as required under application of the accounting standards following a three-year cumulative loss.  This deferred tax charge has no cash flow impact and the Corporation’s underlying tax position remains unchanged.

•

Loss on debt extinguishment:  We recorded a pre-tax charge of $148 million ($92 million after income taxes) related to the repurchase and redemption of notes to complete a debt refinancing.  See Note 12, Debt, in the Notes to Consolidated Financial Statements.

•	Exit costs and other: We recorded pre-tax exit and other costs of $3 million ($2 million after income taxes), which primarily relates to employee severance.

2015:

•

HOVENSA LLC:  We recorded a pre-tax charge of $76 million ($49 million after income taxes) associated with debtor-in-possession financing provided to HOVENSA LLC and the estimated liability resulting from its bankruptcy resolution.

•	Other: We recorded a pre-tax gain of $20 million ($13 million after income taxes) from the sale of land and incurred exit costs of $6 million pre-tax ($4 million after income taxes).

2014:

•	Impairment: We recorded a pre-tax charge of $84 million ($52 million after income taxes) to reduce the carrying value of our equity investment in the Bayonne Energy Center to fair value.
•	Other: We incurred severance charges of $19 million pre-tax ($12 million after income taxes) and exit related costs of $15 million pre-tax ($10 million after income taxes).

Discontinued Operations – Items Affecting Comparability of Earnings Between Periods

Discontinued operations attributable to Hess Corporation incurred a net loss of $48 million in 2015 compared to a net income of $625 million in 2014.  Discontinued operations included ownership of an energy trading partnership through February 2015 and retail marketing through September 2014.

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

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources at December 31:

	2016	2015
	(In millions, except ratio)
Cash and cash equivalents	$2,732	$2,716
Current maturities of long-term debt	112	86
Total debt (a)	6,806	6,592
Total equity	15,591	20,401
Debt to capitalization ratio (b)	30.4%	24.4%
(a)	Includes $733 million of debt outstanding from our Bakken Midstream joint venture at December 31, 2016 (2015: $704 million) that is non-recourse to Hess Corporation.
(b)	Total debt as a percentage of the sum of total debt plus equity.

Cash Flows

The following table sets forth a summary of our cash flows:

	2016	2015	2014
	(In millions)
Cash Flows From Operating Activities:
Cash provided by (used in) operating activities - continuing operations	$795	$2,016	$4,504
Cash provided by (used in) operating activities - discontinued operations	—	(35)	(47)
Net cash provided by (used in) operating activities	795	1,981	4,457

Cash Flows From Investing Activities:
Additions to property, plant and equipment - E&P	(1,979)	(3,956)	(4,867)
Additions to property, plant and equipment - Bakken Midstream	(272)	(365)	(347)
Proceeds from asset sales	140	50	2,978
Other, net	21	(44)	(192)
Cash provided by (used in) investing activities - continuing operations	(2,090)	(4,315)	(2,428)
Cash provided by (used in) investing activities - discontinued operations	—	109	2,436
Net cash provided by (used in) investing activities	(2,090)	(4,206)	8

Cash Flows From Financing Activities:
Cash provided by (used in) financing activities - continuing operations	1,311	2,497	(3,828)
Cash provided by (used in) financing activities - discontinued operations	—	—	(7)
Net cash provided by (used in) financing activities	1,311	2,497	(3,835)

Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	16	198	(1,752)
Net Increase (Decrease) in Cash and Cash Equivalents from Discontinued Operations	—	74	2,382
Net Increase (Decrease) in Cash and Cash Equivalents	$16	$272	$630

Operating Activities:  Net cash provided by operating activities was $795 million in 2016, $1,981 million in 2015 and $4,457 million in 2014, primarily reflecting declining benchmark crude oil prices and changes in production volumes.

Investing Activities:  The decrease in Additions to property, plant and equipment in 2016, as compared to 2015, is primarily due to reduced drilling activity (Bakken, Utica, Norway, Denmark and Equatorial Guinea) and reduced development expenditures (Tubular Bells, North Malay Basin and the JDA).  The decrease in Additions to property, plant and equipment in 2015, as compared to 2014, is primarily due to reduced drilling activity (Bakken, Utica, Norway and Equatorial Guinea), reduced development expenditures at Tubular Bells and the JDA, and lower exploratory drilling activity (Ghana and Kurdistan).  These reductions were offset by 2015 activity related to development activities at Stampede in the Gulf of Mexico and exploration drilling activity in the Gulf of Mexico and Guyana, and full field development at North Malay Basin.

Total proceeds from the sale of assets related to continuing operations amounted to $140 million in 2016 (2015: $50 million; 2014: $2,978 million).  In 2014, we completed asset sales of our dry gas acreage in the Utica shale play, our assets in Thailand, the Pangkah Field, offshore Indonesia, and our interests in two power plant joint ventures.  In 2014, net cash provided by investing activities from discontinued operations included proceeds of $2.8 billion from the sale of the retail business.  In addition, we acquired our partners’ 56% interest in WilcoHess, a retail gasoline joint venture, for approximately $290 million and we incurred capital expenditures of $105 million related to the acquisition of previously leased retail gasoline stations.

Financing Activities: In 2016, total borrowings were $1.54 billion and total repayments of debt were $1.46 billion.  In the first quarter of 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock for total net proceeds of $1.64 billion.  In 2015, we received net cash consideration of approximately $2.6 billion from the sale of a 50% interest in our Bakken Midstream business.  Upon formation of the joint venture, HIP issued $600 million of debt under a Term Loan A facility.  The proceeds from the debt were distributed equally to the partners.  We purchased common stock under our $6.5 billion Board authorized stock repurchase plan of $142 million in 2015 and $3,715 million in 2014.  Common and preferred stock dividends paid were $350 million in 2016 (2015: $287 million; 2014: $303 million).

Future Capital Requirements and Resources

At December 31, 2016, we had $2.7 billion in cash and cash equivalents and total liquidity, including available committed credit facilities, of approximately $7.3 billion. Cash and cash equivalents held outside of the U.S., which we have the ability to repatriate without triggering a U.S. cash tax liability, amounted to $287 million at December 31, 2016.

Net production in 2017 is forecast to be in the range of 300,000 boepd to 310,000 boepd, excluding any contribution from Libya and we expect our 2017 E&P capital and exploratory expenditures will be approximately $2.25 billion.  Based on current forward strip crude oil prices for 2017, which are higher than 2016 prices, we forecast a smaller net loss and net operating cash flow deficit (including capital expenditures) in 2017 compared to 2016.  We expect to fund our projected net operating cash flow deficit (including capital expenditures) through 2017 with cash on hand.  Due to the low commodity price environment, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: further reduce our planned capital program and other cash outlays, borrow from our committed credit facilities, issue debt or equity securities, and pursue asset sales.

The table below summarizes the capacity, usage, and available capacity of our borrowing and letter of credit facilities at December 31, 2016:

				Letters of
	Expiration			Credit		Available
	Date	Capacity	Borrowings	Issued	Total Used	Capacity
		(In millions)
Revolving credit facility - Hess Corporation	January 2020	$4,000	$—	$—	$—	$4,000
Revolving credit facility - HIP(a)	July 2020	400	153	—	153	247
Committed lines	Various (b)	575	—	1	1	574
Uncommitted lines	Various (b)	187	—	187	187	—
Total		$5,162	$153	$188	$341	$4,821
(a)	This credit facility may only be utilized by HIP and is non-recourse to Hess Corporation.
(b)	Committed and uncommitted lines have expiration dates through 2018.

Hess Corporation has a $4.0 billion syndicated revolving credit facility expiring in January 2020.  Borrowings on the facility will generally bear interest at 1.3% above the London Interbank Offered Rate (LIBOR).  The interest rate will be higher if our credit rating is lowered.  The facility contains a financial covenant that limits the amount of the total borrowings on the last day of each fiscal quarter to 65% of the Corporation’s total capitalization, defined as total debt plus stockholders’ equity.  As of December 31, 2016, Hess Corporation had no outstanding borrowings under this facility and was in compliance with this financial covenant.

We had $188 million in letters of credit outstanding at December 31, 2016 (2015: $113 million), which primarily relate to our international operations.  See also Note 24, Financial Risk Management Activities in the Notes to Consolidated Financial Statements.

HIP has a $400 million 5-year syndicated revolving credit facility, which can be used for borrowings and letters of credit to fund the joint venture’s operating activities and capital expenditures.  Borrowings generally bear interest at the LIBOR plus an applicable margin ranging from 1.10% to 1.70%.  The interest rate is subject to adjustment based on HIP’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If HIP obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The credit facility contains financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters. HIP is in compliance with these financial covenants at December 31, 2016.

At December 31, 2016, borrowings under HIP’s revolving credit facility, which are non-recourse to Hess Corporation, amounted to $153 million.  HIP also has a five-year Term Loan A loan facility with outstanding borrowings of $585 million, excluding deferred issuance costs, which is also non-recourse to Hess Corporation.

We also have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

Credit Ratings

Two of the three major credit rating agencies that rate our debt have assigned an investment grade rating.  In February 2016, Standard and Poor’s Ratings Services (S&P) lowered our investment grade credit rating one notch to BBB- with stable outlook and Moody’s Investors Service (Moody’s) lowered our credit rating to Ba1 with stable outlook, which is below investment grade.  In December 2016, Fitch Ratings (Fitch) lowered our investment grade credit rating one notch to BBB- with stable outlook.  In February 2017, S&P re-affirmed our investment grade credit rating of BBB- with stable outlook.  The consequence of lower credit ratings is an increase in interest rates and facility fees on our credit facilities and the potential for additional required collateral under operating agreements.  As of December 31, 2016, based on our current credit ratings, we may be required to issue additional collateral in the form of letters of credit up to approximately $270 million.  If Fitch or S&P were to reduce their rating on our unsecured debt below investment grade, we estimate that we could be required to issue additional letters of credit up to $200 million as of December 31, 2016.

Contractual Obligations and Contingencies

The following table shows aggregate information about certain contractual obligations at December 31, 2016:

		Payments Due by Period
			2018 and	2020 and
	Total	2017	2019	2021	Thereafter
	(In millions)
Total Debt (excludes interest) (a)	$6,806	$112	$571	$598	$5,525
Operating Leases	1,631	376	726	191	338
Purchase Obligations:
Capital expenditures	708	632	76	—	—
Operating expenses	497	393	76	18	10
Transportation and related contracts	1,560	182	457	433	488
Asset retirement obligations	2,128	216	479	191	1,242
Other liabilities	983	140	157	145	541
(a)	We anticipate cash payments for interest of $397 million for 2017, $760 million for 2018-2019, $670 million for 2020-2021, and $4,514 million thereafter for a total of $6,341 million.

Capital expenditures represent amounts that were contractually committed at December 31, 2016, including the portion of our planned capital expenditure program for 2017.  Obligations for operating expenses include commitments for oil and gas production expenses, seismic purchases and other normal business expenses.  Other liabilities reflect contractually committed obligations in the Consolidated Balance Sheet at December 31, 2016, including pension plan liabilities and estimates for uncertain income tax positions.

The Corporation and certain of its subsidiaries, lease drilling rigs, office space and other assets for varying periods under leases accounted for as operating leases.

Off-Balance Sheet Arrangements

At December 31, 2016, we have $27 million in letters of credit for which we are contingently liable.  See also Note 21, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements.

Foreign Operations

We conduct exploration and production activities outside the U.S., principally in Europe (Norway and Denmark), Africa (Equatorial Guinea, Libya, and Ghana), Asia (Joint Development Area of Malaysia/Thailand and Malaysia), Australia, South America (Guyana and Suriname) and Canada.  Therefore, we are subject to the risks associated with foreign operations, including political risk, corruption, acts of terrorism, tax law changes and currency risk.  See Item 1A. Risk Factors for further details.

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

Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  As discussed in Item 1A. Risk Factors, crude oil prices are volatile which can have an impact on our proved reserves.  For example, the average WTI crude oil price used in the determination of proved reserves at December 31, 2016, 2015, and 2014 was $42.68, $50.13, and $94.42 per barrel, respectively.  The lower prices for 2016 and 2015 relative to 2014 resulted in negative revisions to our proved reserves at December 31, 2016 of 29 million boe (2015: 234 million boe).  If crude oil prices in 2017 are at levels below that used in determining 2016 proved reserves, we may recognize further negative revisions to our December 31, 2016 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2017 above those used in determining 2016 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2017.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves as of December 31, 2017, due to a number of factors that are currently unknown, including 2017 crude oil prices, any revisions based on 2017 reservoir performance, and the levels to which industry costs will change in response to movements in commodity prices.  A 10% change in proved developed and proved undeveloped reserves at December 31, 2016 would result in an approximate $300 million pre-tax change in depreciation, depletion, and amortization expense for 2017.  See the Supplementary Oil and Gas Data on pages 84 through 94 in the accompanying financial statements for additional information on our oil and gas reserves.

Bakken Midstream Joint Venture: On July 1, 2015, we sold a 50% interest in HIP to GIP for net cash consideration of approximately $2.6 billion.  We consolidate the activities of HIP, which qualifies as a variable interest entity (VIE) under U.S. generally accepted accounting principles.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power through our 50% ownership to direct those activities that most significantly impact the economic performance of HIP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to HIP.  This conclusion was based on a qualitative analysis that considered HIP’s governance structure, the commercial agreements between HIP and us, and the voting rights established between the members which provide us the ability to control the operations of HIP.

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

In the case of oil and gas fields, the present value of future net cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes and discounted at a risk-adjusted rate.  The projected production volumes represent reserves, including probable reserves, expected to be produced based on a stipulated amount of capital expenditures.  The production volumes, prices and timing of production are consistent with internal projections and other externally reported information.  Oil and gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows, since the standardized measure requires the use of historical twelve-month average prices.

Our impairment tests of long‑lived E&P producing assets are based on our best estimates of future production volumes (including recovery factors), selling prices, operating and capital costs, the timing of future production and other factors, which are updated each time an impairment test is performed.  We could have impairments if the projected production volumes from oil and gas fields decrease, crude oil and natural gas selling prices decline significantly for an extended period or future estimated capital and operating costs increase significantly.  As a result of the extended period of low crude oil prices, we tested our oil and gas properties for impairment.  See Note 6, Impairment in the Notes to Consolidated Financial Statements.

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

Effective January 1, 2017, as part of a reorganization of our E&P business, the Onshore and Offshore reporting units were combined within the E&P operating segment, which had no goodwill at December 31, 2016.  This reorganization had no impact on the composition of the Bakken Midstream operating segment.  We expect that the benefits of our remaining goodwill totaling $375 million assigned to the Bakken Midstream operating segment will be recovered based on market conditions at December 31, 2016.

Income Taxes:  Judgments are required in the determination and recognition of income tax assets and liabilities in the financial statements.  These judgments include the requirement to only recognize the financial statement effect of a tax position when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination.

We have net operating loss carryforwards or credit carryforwards in multiple jurisdictions and have recorded deferred tax assets for those losses and credits.  Additionally, we have deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities.  Regular assessments are made as to the likelihood of those deferred tax assets being realized. If, when tested under the relevant accounting standards, it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to be realized.

The accounting standards require the evaluation of all available positive and negative evidence giving weight based on the evidence’s relative objectivity.  In evaluating potential sources of positive evidence, we consider the reversal of taxable temporary differences, taxable income in carryback and carryforward periods, the availability of tax planning strategies, the existence of appreciated assets, estimates of future taxable income, and other factors.  Estimates of future taxable income are based on assumptions of oil and gas reserves, selling prices, and other subjective operating assumptions that are consistent with internal business forecasts.  In evaluating potential sources of negative evidence, we consider a cumulative loss in recent years, any history of operating losses or tax credit carryforwards expiring unused, losses expected in early future years, unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years, and carryback or carryforward periods that are so brief that it would limit realization of tax benefits if a significant deductible temporary difference is expected to reverse in a single year.  Due to a sustained low commodity price environment we experienced a three-year cumulative consolidated loss as of December 31, 2016. A three-year cumulative consolidated loss constitutes objective negative evidence to which the accounting standards require we assign significant weight relative to subjective evidence such as our estimates of future taxable income.

As of December 31, 2016, the Consolidated Balance Sheet reflects a $5,450 million valuation allowance against the net deferred tax assets for multiple jurisdictions based on the evaluation of the accounting standards described above, with $3,749 million recorded in the fourth quarter of 2016 related primarily to the U.S., Denmark (hydrocarbon tax only), and Malaysia.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.  We do not provide for deferred U.S. income taxes for that portion of undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

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

Environment, Health and Safety

Our long term vision and values provide a foundation for how we do business and define our commitment to meeting high standards of corporate citizenship and creating a long lasting positive impact on the communities where we do business.  Our strategy is reflected in our environment, health, safety and social responsibility (EHS & SR) policies and by a management system framework that helps protect our workforce, customers and local communities.  Our management systems are intended to promote internal consistency, adherence to policy objectives and continual improvement in EHS & SR performance.  Improved performance may, in the short‑term, increase our operating costs and could also require increased capital expenditures to reduce potential risks to assets, reputation and license to operate.  In addition to enhanced EHS & SR performance, improved productivity and operational efficiencies may be realized from investments in EHS & SR.  We have programs in place to evaluate regulatory compliance, audit facilities, train employees, prevent and manage risks and emergencies and to generally meet corporate EHS & SR goals and objectives.

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

We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable.  At December 31, 2016, our reserve for estimated remediation liabilities was approximately $80 million.  We expect that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites.  Our remediation spending was approximately $10 million in 2016 (2015: $13 million; 2014: $12 million).  The level of other expenditures to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 24, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements, in the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  In the disclosures that follow, financial risk management activities refer to the mitigation of these risks through hedging activities.

Controls:  We maintain a control environment under the direction of our Chief Risk Officer.  Controls over instruments used in financial risk management activities include volumetric and term limits.  Our Treasury department is responsible for administering and monitoring foreign exchange rate and interest rate hedging programs using similar controls and processes, where applicable.  Hedging strategies are reviewed annually by the Audit Committee of the Board of Directors.

Instruments:  We primarily use forward commodity contracts, foreign exchange forward contracts, futures, swaps, and options to affect risk management activities.  These contracts are generally widely traded instruments with standardized terms.  The following describes these instruments and how we use them:

•

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

•

Exchange Traded Contracts:  We may use exchange traded contracts, including futures, on a number of different underlying energy commodities.  These contracts are settled daily with the relevant exchange and may be subject to exchange position limits.

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

Financial Risk Management Activities

We have outstanding foreign exchange contracts with a total notional amount of $785 million at December 31, 2016 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% weakening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $5 million at December 31, 2016.

At December 31, 2016, our outstanding long‑term debt of $6,806 million, including current maturities, had a fair value of $7,548 million.  A 15% increase or decrease in the rate of interest would decrease or increase the fair value of debt by approximately $510 million or $580 million, respectively.

We have no outstanding commodity price hedges at December 31, 2016.

Item 8.  Financial Statements and Supplementary Data

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

*   Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, as stated in their report, which is included herein.

By	/s/ John P. Rielly	By	/s/ John B. Hess
	John P. Rielly Senior Vice President and Chief Financial Officer		John B. Hess Chief Executive Officer

February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

We have audited Hess Corporation and consolidated subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Hess Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hess Corporation and consolidated subsidiaries as of December 31, 2016 and 2015, and the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2016 of Hess Corporation and consolidated subsidiaries, and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

We have audited the accompanying consolidated balance sheets of Hess Corporation and consolidated subsidiaries (the “Corporation”) as of December 31, 2016 and 2015, and the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hess Corporation and consolidated subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hess Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 23, 2017

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2016	2015
	(In millions,
	except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,732	$2,716
Accounts receivable
Trade	940	847
Other	86	312
Inventories	323	399
Other current assets	195	130
Total current assets	4,276	4,404
Property, plant and equipment:
Total — at cost	46,907	46,826
Less: Reserves for depreciation, depletion, amortization and lease impairment	23,312	20,474
Property, plant and equipment — net	23,595	26,352
Goodwill	375	375
Deferred income taxes	59	2,653
Other assets	316	373
Total Assets	$28,621	$34,157
Liabilities
Current Liabilities:
Accounts payable	$433	$457
Accrued liabilities	1,609	1,997
Taxes payable	97	88
Current maturities of long-term debt	112	86
Total current liabilities	2,251	2,628
Long-term debt	6,694	6,506
Deferred income taxes	1,144	1,334
Asset retirement obligations	1,912	2,158
Other liabilities and deferred credits	1,029	1,130
Total Liabilities	13,030	13,756
Equity
Hess Corporation stockholders’ equity:
Preferred stock, par value $1.00; Authorized — 20,000,000 shares
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — 575,000 shares (2015: nil)	1	—
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 316,523,200 shares (2015: 286,045,586)	317	286
Capital in excess of par value	5,773	4,127
Retained earnings	10,147	16,637
Accumulated other comprehensive income (loss)	(1,704)	(1,664)
Total Hess Corporation stockholders’ equity	14,534	19,386
Noncontrolling interests	1,057	1,015
Total equity	15,591	20,401
Total Liabilities and Equity	$28,621	$34,157

The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.

See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	Years Ended December 31,
	2016	2015	2014
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$4,762	$6,636	$10,737
Gains on asset sales, net	23	51	823
Other, net	59	(126)	(121)
Total revenues and non-operating income	4,844	6,561	11,439

Costs and Expenses
Cost of products sold (excluding items shown separately below)	1,063	1,294	1,719
Operating costs and expenses	1,880	2,029	2,034
Production and severance taxes	101	146	275
Exploration expenses, including dry holes and lease impairment	1,442	881	840
General and administrative expenses	415	557	588
Interest expense	338	341	323
Loss on debt extinguishment	148	—	—
Depreciation, depletion and amortization	3,244	3,955	3,224
Impairment	67	1,616	—
Total costs and expenses	8,698	10,819	9,003
Income (Loss) from Continuing Operations Before Income Taxes	(3,854)	(4,258)	2,436
Provision (benefit) for income taxes	2,222	(1,299)	744
Income (Loss) from Continuing Operations	(6,076)	(2,959)	1,692
Income (Loss) from Discontinued Operations, Net of Income Taxes	—	(48)	682
Net Income (Loss)	(6,076)	(3,007)	2,374
Less: Net income (loss) attributable to noncontrolling interests	56	49	57
Net Income (Loss) Attributable to Hess Corporation	(6,132)	(3,056)	2,317
Less: Preferred stock dividends	41	—	—
Net Income (Loss) Applicable to Hess Corporation Common Stockholders	$(6,173)	$(3,056)	$2,317

Net Income (Loss) Attributable to Hess Corporation Per Common Share
Basic:
Continuing operations	$(19.92)	$(10.61)	$5.57
Discontinued operations	—	(0.17)	2.06
Net Income (Loss) Per Common Share	$(19.92)	$(10.78)	$7.63

Diluted:
Continuing operations	$(19.92)	$(10.61)	$5.50
Discontinued operations	—	(0.17)	2.03
Net Income (Loss) Per Common Share	$(19.92)	$(10.78)	$7.53

Weighted Average Number of Common Shares Outstanding (Diluted)	309.9	283.6	307.7
Common Stock Dividends Per Share	$1.00	$1.00	$1.00

See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Net Income (Loss)	$(6,076)	$(3,007)	$2,374

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	—	(118)	(137)
Income taxes on effect of hedge (gains) losses reclassified to income	—	44	51
Net effect of hedge (gains) losses reclassified to income	—	(74)	(86)
Change in fair value of cash flow hedges	—	121	128
Income taxes on change in fair value of cash flow hedges	—	(45)	(48)
Net change in fair value of cash flow hedges	—	76	80
Change in derivatives designated as cash flow hedges, after taxes	—	2	(6)

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(155)	17	(534)
Income taxes on actuarial changes in plan liabilities	20	4	186
(Increase) reduction in unrecognized actuarial losses, net	(135)	21	(348)
Amortization of net actuarial losses	60	92	56
Income taxes on amortization of net actuarial losses	(21)	(31)	(18)
Net effect of amortization of net actuarial losses	39	61	38
Recognition of accumulated actuarial losses - HOVENSA	—	15	—
Income taxes on recognition of accumulated actuarial losses - HOVENSA	—	(9)	—
Recognition of accumulated actuarial losses, net of taxes - HOVENSA	—	6	—
Change in pension and other postretirement plans, after taxes	(96)	88	(310)

Foreign currency translation adjustment
Foreign currency translation adjustment	56	(344)	(756)
Change in foreign currency translation adjustment	56	(344)	(756)

Other Comprehensive Income (Loss)	(40)	(254)	(1,072)

Comprehensive Income (Loss)	(6,116)	(3,261)	1,302
Less: Comprehensive income (loss) attributable to noncontrolling interests	56	49	57
Comprehensive Income (Loss) Attributable to Hess Corporation	$(6,172)	$(3,310)	$1,245

See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(6,076)	$(3,007)	$2,374
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gains) losses on asset sales, net	(23)	(51)	(823)
Depreciation, depletion and amortization	3,244	3,955	3,224
Impairment	67	1,616	—
Loss from equity affiliates	—	25	84
Exploratory dry hole costs	1,064	410	301
Exploration lease and other impairment	145	182	207
Stock compensation expense	73	97	87
Provision (benefit) for deferred income taxes and other tax accruals	2,200	(1,319)	270
Loss on extinguishment of debt	148	—	—
(Income) loss from discontinued operations, net of income taxes	—	48	(682)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	96	841	(199)
(Increase) decrease in inventories	77	29	62
Increase (decrease) in accounts payable and accrued liabilities	(87)	(424)	79
Increase (decrease) in taxes payable	9	(222)	(108)
Changes in other operating assets and liabilities	(142)	(164)	(372)
Cash provided by (used in) operating activities - continuing operations	795	2,016	4,504
Cash provided by (used in) operating activities - discontinued operations	—	(35)	(47)
Net cash provided by (used in) operating activities	795	1,981	4,457

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,979)	(3,956)	(4,867)
Additions to property, plant and equipment - Bakken Midstream	(272)	(365)	(347)
Proceeds from asset sales	140	50	2,978
Other, net	21	(44)	(192)
Cash provided by (used in) investing activities - continuing operations	(2,090)	(4,315)	(2,428)
Cash provided by (used in) investing activities - discontinued operations	—	109	2,436
Net cash provided by (used in) investing activities	(2,090)	(4,206)	8

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	43	110	—
Debt with maturities of greater than 90 days
Borrowings	1,496	600	598
Repayments	(1,455)	(67)	(590)
Proceeds from issuance of preferred stock	557	—	—
Proceeds from issuance of common stock	1,087	—	—
Common stock acquired and retired	—	(142)	(3,715)
Cash dividends paid	(350)	(287)	(303)
Employee stock options exercised, including income tax benefits	12	12	182
Noncontrolling interests, net	(23)	2,296	—
Other, net	(56)	(25)	—
Cash provided by (used in) financing activities - continuing operations	1,311	2,497	(3,828)
Cash provided by (used in) financing activities - discontinued operations	—	—	(7)
Net cash provided by (used in) financing activities	1,311	2,497	(3,835)

Net Increase (Decrease) in Cash and Cash Equivalents	16	272	630
Cash and Cash Equivalents at Beginning of Year	2,716	2,444	1,814
Cash and Cash Equivalents at End of Year	$2,732	$2,716	$2,444
See accompanying Notes to Consolidated Financial Statements.

 HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity
		(In millions)
Balance at January 1, 2014	$—	$325	$3,498	$21,235	$(338)	$24,720	$64	$24,784
Net income (loss)	—	—	—	2,317	—	2,317	57	2,374
Other comprehensive income (loss)	—	—	—	—	(1,072)	(1,072)	—	(1,072)
Share-based compensation, including income taxes	—	4	261	—	—	265	—	265
Dividends on common stock	—	—	—	(303)	—	(303)	—	(303)
Common stock acquired and retired	—	(43)	(482)	(3,197)	—	(3,722)	—	(3,722)
Noncontrolling interests, net	—	—	—	—	—	—	(6)	(6)
Balance at December 31, 2014	$—	$286	$3,277	$20,052	$(1,410)	$22,205	$115	$22,320
Net income (loss)	—	—	—	(3,056)	—	(3,056)	49	(3,007)
Other comprehensive income (loss)	—	—	—	—	(254)	(254)	—	(254)
Share-based compensation, including income taxes	—	1	105	—	—	106	—	106
Dividends on common stock	—	—	—	(287)	—	(287)	—	(287)
Common stock acquired and retired	—	(1)	(18)	(72)	—	(91)	—	(91)
Formation of Bakken Midstream joint venture	—	—	763	—	—	763	1,298	2,061
Noncontrolling interests, net	—	—	—	—	—	—	(447)	(447)
Balance at December 31, 2015	$—	$286	$4,127	$16,637	$(1,664)	$19,386	$1,015	$20,401
Net income (loss)	—	—	—	(6,132)	—	(6,132)	56	(6,076)
Other comprehensive income (loss)	—	—	—	—	(40)	(40)	—	(40)
Stock issuance	1	29	1,577	—	—	1,607	—	1,607
Share-based compensation, including income taxes	—	2	69	—	—	71	—	71
Dividends on preferred stock	—	—	—	(41)	—	(41)	—	(41)
Dividends on common stock	—	—	—	(317)	—	(317)	—	(317)
Noncontrolling interests, net	—	—	—	—	—	—	(14)	(14)
Balance at December 31, 2016	$1	$317	$5,773	$10,147	$(1,704)	$14,534	$1,057	$15,591

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

Nature of Business:  Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Norway.  The Bakken Midstream operating segment, which was established in the second quarter of 2015, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids, or NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.

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

In 2016, we adopted Accounting Standard Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct reduction to the associated debt liability.  The Consolidated Balance Sheet at December 31, 2015 has been recast to reduce Other assets and Long-term debt by $38 million.

In 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern.  This ASU requires that management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.  This ASU is effective for us beginning in the fourth quarter of 2016.  The adoption of ASU 2014-15 did not have an impact on our consolidated financial statements.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Impairment of Long‑lived Assets:  We review long‑lived assets, including oil and gas fields, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered.  If the carrying amounts of the long-lived assets are not expected to be recovered by estimated undiscounted future net cash flows, the assets are impaired and an impairment loss is recorded.  The amount of impairment is determined based on the estimated fair value of the assets generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market‑based valuation approach, which are Level 3 fair value measurements.  In the case of oil and gas fields, the present value of future net cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes and discounted at a risk-adjusted rate.  The projected production volumes represent reserves, including probable reserves, expected to be produced based on a projected amount of capital expenditures.  The production volumes, prices and timing of production are consistent with internal projections and other externally reported information.  Oil and gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows, since the standardized measure requires the use of historical twelve-month average prices.  As a result of the prevailing low crude oil price environment, we tested our oil and gas properties for impairment.  See Note 6, Impairment.

Impairment of Goodwill:  Goodwill is tested for impairment annually on October 1st or when events or circumstances indicate that the carrying amount of the goodwill may not be recoverable based on a two-step process.  In step one of the impairment test, the fair value of a reporting unit is compared with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit exceeds its fair value, we perform step two to determine possible impairment by comparing the implied fair value of goodwill with the carrying amount.  If the implied fair value of goodwill is less than its carrying amount, an impairment loss would be recorded.  In addition to our annual test, we also performed separate goodwill impairment tests at December 31, 2015 and June 30, 2015.  See Note 6, Impairment.

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less when acquired.

Inventories:  Inventories are valued at the lower of cost or market. Cost is generally determined using average actual costs.

Income Taxes:  Deferred income taxes are determined using the liability method.  We have net operating loss carryforwards or credit carryforwards in multiple jurisdictions and have recorded deferred tax assets for those losses and credits.  Additionally, we have deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities.  Regular assessments are made as to the likelihood of those deferred tax assets being realized.  If,

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

when tested under the relevant accounting standards, it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to be realized.  The accounting standards require the evaluation of all available positive and negative evidence giving weight based on the evidence’s relative objectivity.  In evaluating potential sources of positive evidence, we consider the reversal of taxable temporary differences, taxable income in carryback and carryforward periods, the availability of tax planning strategies, the existence of appreciated assets, estimates of future taxable income, and other factors.  In evaluating potential sources of negative evidence, we consider a cumulative loss in recent years, any history of operating losses or tax credit carryforwards expiring unused, losses expected in early future years, unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years, and carryback or carryforward periods that are so brief that it would limit realization of tax benefits if a significant deductible temporary difference is expected to reverse in a single year.  We assign cumulative historical losses significant weight in the evaluation of realizability relative to more subjective evidence such as forecasts of future income.  In addition, we recognize the financial statement effect of a tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination.  We do not provide for deferred U.S. income taxes for that portion of undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.  We classify interest and penalties associated with uncertain tax positions as income tax expense.

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

Retirement Plans:  We recognize the funded status of defined benefit postretirement plans in the Consolidated Balance Sheet.  The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation.  We recognize the net changes in the funded status of these plans in the year in which such changes occur.  Actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active employees or the remaining average expected life if a plan’s participants are predominantly inactive.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Netting of Financial Instruments: We generally enter into master netting arrangements to mitigate legal and counterparty credit risk.  Master netting arrangements are generally accepted overarching master contracts that govern all individual transactions with the same counterparty entity as a single legally enforceable agreement.  The U.S. Bankruptcy Code provides for the enforcement of certain termination and netting rights under certain types of contracts upon the bankruptcy filing of a counterparty, commonly known as the “safe harbor” provisions.  If a master netting arrangement provides for termination and netting upon the counterparty’s bankruptcy, these rights are generally enforceable with respect to “safe harbor” transactions.  If these arrangements provide the right of offset and our intent and practice is to offset amounts in the case of such a termination, our policy is to record the fair value of derivative assets and liabilities on a net basis.  In the normal course of business, we rely on legal and credit risk mitigation clauses providing for adequate credit assurance as well as close‑out netting, including two‑party netting and single counterparty multilateral netting.  As applied to us, “two‑party netting” is the right to net amounts owing under safe harbor transactions between a single defaulting counterparty entity and a single Hess entity, and “single counterparty multilateral netting” is the right to net amounts owing under safe harbor transactions among a single defaulting counterparty entity and multiple Hess entities.  We are reasonably assured that these netting rights would be upheld in a bankruptcy proceeding in the U.S. in which the defaulting counterparty is a debtor under the U.S. Bankruptcy Code.

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

Environmental Expenditures:  We accrue and expense the undiscounted environmental costs necessary to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable.  At year‑end 2016, our reserve for estimated remediation liabilities was approximately $80 million.  Environmental expenditures that increase the life or efficiency of property or reduce or prevent future adverse impacts to the environment are capitalized.

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606.  This ASU is effective for us beginning in the first quarter of 2018, with early adoption permitted from the first quarter of 2017.  We have developed a project plan for the implementation of ASC 606 in the first quarter of 2018, and conducted an evaluation of a sample of revenue contracts with customers against the requirements of the standard.  Further analysis is planned in 2017 to complete the implementation plan.  Based on our assessment to date, we have not identified any changes

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the timing of revenue recognition based on the requirements of ASC 606 that would have a material impact on our consolidated financial statements. We plan to adopt ASC 606 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption with a cumulative effect adjustment recorded to retained earnings as of January 1, 2018.

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

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU makes changes to various provisions associated with share-based accounting, including provisions affecting the accounting for income taxes, the accounting for forfeitures, and the consideration of net settlement provisions on the balance sheet classification of the share-based award.  This ASU is effective for us beginning in the first quarter of 2017.  The adoption of ASU 2016 – 09 is not expected to have a material impact on our consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes – Intra-Entity Transfer of Assets Other than Inventory.  This ASU will require the recognition of income tax consequences from intra-entity transfer of assets other than inventory when the transfer occurs.  This ASU is effective for us beginning in the first quarter of 2018, with early adoption permitted.  We plan to adopt ASU 2016-16 in the first quarter of 2017, which is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business.  This ASU provides a screen that excludes an integrated set of activities and assets from the definition of a business if the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets.  This ASU also clarifies that an integrated set of activities and assets must include (at a minimum), an input and a substantive process that together significantly contribute to the ability to create output to be considered a business.  This ASU is effective for us beginning in the first quarter of 2018, with early application permitted.  We are currently assessing the impact of the ASU on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment.  This ASU modifies the concept of goodwill impairment from a condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of the reporting unit exceeds its fair value.  Thus, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value.  The impairment charge would be limited by the amount of goodwill allocated to the reporting unit.  This ASU removes the requirement to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination.  This ASU is effective for us beginning in the first quarter of 2020, with early adoption permitted.  We are currently assessing the impact of the ASU on our consolidated financial statements.

2.  Common and Preferred Stock Issuance

In February 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock (Convertible Preferred Stock), par value $1 per share, with a liquidation preference of $1,000 per share, for total net proceeds of approximately $1.6 billion after deducting underwriting discounts, commissions, and offering expenses. The dividends on the Convertible Preferred Stock will be payable on a cumulative basis. Unless converted earlier, each share of Convertible Preferred Stock will automatically convert into between 21.822 shares and 25.642 shares of our common stock based on the average share price over a period of twenty consecutive trading days ending prior to February 1, 2019 (the “Final Average Price”), subject to anti-dilution adjustments.  See Note 17, Outstanding and Weighted Average Common Shares.

We also entered into capped call transactions that are expected generally to reduce the potential dilution to our common stock upon conversion of the Convertible Preferred Stock if the Final Average Price exceeds $45.83 per share, subject to anti-

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dilution adjustments.  The number of common shares to be delivered by the counterparties to us will be the value of the capped call transactions at conversion divided by the Final Average Price.  The value of the capped call transactions will be zero if the Final Average Price is $45.83 or less and can be up to the capped value of approximately $98 million if the Final Average Price is $53.625 or higher. For any Final Average Price between $45.83 and $53.625, the value of the capped call transactions will be 12.55 million covered shares multiplied by the difference between the Final Average Price and $45.83. The premium paid for the capped call transactions was $37 million, which was recorded against Capital in excess of par in the Statement of Consolidated Equity.

3.  Inventories

Inventories at December 31 were as follows:

	2016	2015
	(In millions)
Crude oil and natural gas liquids	$77	$144
Materials and supplies	246	255
Total Inventories	$323	$399

4.  Property, Plant and Equipment

Property, plant and equipment at December 31 were as follows:

	2016	2015
	(In millions)
Exploration and Production
Unproved properties	$710	$958
Proved properties	4,258	4,202
Wells, equipment and related facilities	38,821	38,738
	43,789	43,898
Bakken Midstream	3,018	2,757
Corporate and Other	100	171
Total — at cost	46,907	46,826
Less: Reserves for depreciation, depletion, amortization and lease impairment	23,312	20,474
Property, Plant and Equipment — Net	$23,595	$26,352

Capitalized Exploratory Well Costs:  The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31, and the changes therein during the respective years:

	2016	2015	2014
	(In millions)
Balance at January 1	$1,415	$1,416	$2,045
Additions to capitalized exploratory well costs pending the determination of proved reserves	79	424	292
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	—	(72)	(629)
Capitalized exploratory well costs charged to expense	(897)	(356)	(235)
Dispositions and other	—	3	(57)
Balance at December 31	$597	$1,415	$1,416
Number of Wells at December 31	17	35	37

Additions to capitalized exploratory well costs primarily related to drilling activity at the Stabroek license offshore Guyana and in the Gulf of Mexico in 2016 and 2015.  In 2014, additions related to the Deepwater Tano/Cape Three Points license offshore Ghana and in Kurdistan.  Reclassifications to wells, facilities and equipment based on the determination of proved reserves primarily related to Equatorial Guinea in 2015, and the Stampede development project in the Gulf of Mexico in 2014.

Capitalized exploratory well costs charged to expense include the following:

2016:  At the Hess-operated Equus natural gas project, offshore the North West Shelf of Australia in the fourth quarter of 2016, we terminated a joint front-end engineering study with a third party natural gas liquefaction joint venture and notified the Australian government of our intent to defer the project.  As a result, we expensed all well costs associated with the project, including an exploration well completed in the second quarter of 2016, totaling $830 million.  In the second quarter,

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

we expensed costs associated with two exploration wells at the non-operated Sicily project in the Gulf of Mexico where hydrocarbons were encountered but we decided not to pursue the project due to the current price environment and the limited time remaining on the leases.  We also expensed the cost of an unsuccessful exploration well at the non-operated Melmar project in the Gulf of Mexico, where noncommercial quantities of hydrocarbons were encountered.

2015:  At the Dinarta Block in the Kurdistan Region of Iraq, we expensed an exploration well resulting from our and our partners’ decision to cease further drilling and relinquish the block.  At the Deepwater/Tano Cape Three Points block, offshore Ghana, we expensed well costs primarily related to natural gas discoveries where we were unable to sufficiently progress appraisal negotiations with the regulator, and we expensed three wells with discovered resources offshore Australia that we determined would not be included in the development concept for the Equus project.

2014:  At Green Canyon Block 469 in the Gulf of Mexico, we expensed a previously capitalized exploration well where it was determined no further development activities were planned.

The preceding table excludes exploratory dry hole costs of $167 million (2015: $54 million; 2014: $66 million), which were incurred and subsequently expensed in the same year.

Exploratory well costs capitalized for greater than one year following completion of drilling were $511 million at December 31, 2016, separated by year of completion as follows (in millions):

2015	$238
2014	80
2013	48
2012	145
$511

Ghana:  Approximately 55% of the capitalized well costs in excess of one year relates to our Deepwater Tano/Cape Three Points license (Hess 50% license interest), offshore Ghana.  In 2014 we drilled three successful appraisal wells.  Well results continue to be evaluated and development planning is progressing.  The government of Côte d’Ivoire has challenged the maritime border between it and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  We are unable to proceed with development of this license until there is a resolution of this matter, which may also impact our ability to develop the license.  The International Tribunal for Law of the Sea is expected to render a final ruling on the maritime border dispute in 2017.  Under terms of our license and subject to resolution of the border dispute, we declared commerciality for four discoveries, including the Pecan Field which would be the primary development hub for the block in March 2016.  We are continuing to work with the government on how best to progress work on the block given the maritime border dispute.

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

Gulf of Mexico: Approximately 20% of the capitalized well costs in excess of one year relates to an appraisal well in the northern portion of the Shenzi Field (Hess 28% participating interest) in the Gulf of Mexico, where hydrocarbons were encountered in the fourth quarter of 2015.  The operator is evaluating plans for developing this area of the field.

JDA:  Approximately 5% of the capitalized well costs in excess of one year relates to the JDA in the Gulf of Thailand where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18.  The operator is currently evaluating well results and formulating future drilling plans in the area.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Goodwill

The changes in the carrying amount of goodwill were as follows:

	Exploration and Production	Bakken Midstream	Total
	(In millions)
Balance at January 1, 2015	$1,858	$—	$1,858
Reclassification	(375)	375	—
Impairment	(1,483)	—	(1,483)
Balance at December 31, 2015	—	375	375
Reclassification	—	—	—
Impairment	—	—	—
Balance at December 31, 2016	$—	$375	$375

In the second quarter of 2015, we established a new operating segment, the Bakken Midstream segment which had previously been reported as part of the Onshore reporting unit within the E&P operating segment.  The E&P operating segment previously had two reporting units, Offshore which had allocated goodwill of $1,098 million and Onshore which had allocated goodwill of $760 million prior to forming the Bakken Midstream operating segment.  Upon formation of the Bakken Midstream operating segment, we allocated $375 million of goodwill from the Onshore reporting unit to the Bakken Midstream operating segment based on the relative fair values of the Bakken Midstream business and the remainder of the Onshore reporting unit.  There was no change to the composition of the Offshore reporting unit.  See Note 6, Impairment for further information.

6.  Impairment

In 2016, we recorded a pre-tax impairment charge of $67 million ($21 million after income taxes and noncontrolling interest) to impair older specification rail cars in our Midstream segment based on estimated salvage values, which approximate fair value and represent a Level 3 fair value measurement as defined under accounting standards.

In 2015, we recorded pre-tax goodwill impairment charges totaling $1,483 million ($1,483 million after income taxes).  As a result of establishing the Bakken Midstream operating segment in the second quarter of 2015, (see Note 5, Goodwill), we performed impairment tests on the Offshore and Onshore reporting units prior to creation of the Bakken Midstream segment in accordance with accounting standards for goodwill.  No impairment resulted from this assessment.  In addition, we performed separate impairment tests at June 30, 2015, on the allocated goodwill to the Bakken Midstream segment and Onshore reporting unit of the E&P segment following the creation of the Bakken Midstream segment.  No impairment existed for the Bakken Midstream segment, but goodwill allocated to the Onshore reporting unit of $385 million did not pass the impairment test, and as a result was reduced to its implied fair value of zero based on a hypothetical purchase price allocation as stipulated in the accounting standards.  In addition, as part of the further deterioration in crude oil prices in the fourth quarter of 2015, we determined goodwill allocated to the Offshore reporting unit of $1,098 million did not pass the impairment test, and as a result was reduced to its implied fair value of zero based on a hypothetical purchase price allocation as stipulated in the accounting standards.  Fair value of our Onshore and Offshore reporting units were determined using multiple valuation techniques, including projected discounted cash flows of producing assets and known development projects.  The determination of projected discounted cash flows depended on estimates of oil and gas reserves, future prices, operating costs, capital expenditures, discount rate and timing of future net cash flows.  We also considered the relative market valuation of similar peer companies using market multiples, and other observable market data, in assessing fair value of each reporting unit.  The valuation methodologies used represent Level 3 measurements.

As a result of the prevailing low crude oil price in 2015, we also recognized an impairment charge of $133 million pre-tax ($83 million after income taxes) relating to our legacy conventional North Dakota assets based on projected discounted cash flows, using similar Level 3 inputs to those discussed above.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Bakken Midstream Joint Venture

On July 1, 2015, we sold a 50% interest in HIP to Global Infrastructure Partners (GIP) for net cash consideration of approximately $2.6 billion.  HIP and its affiliates primarily comprise our Bakken Midstream operating segment which provides fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, transportation of crude oil by rail car, terminaling and loading crude oil and natural gas liquids, and the storage and terminaling of propane, primarily in the Bakken shale play of North Dakota.  The Bakken Midstream operating segment currently generates substantially all of its revenues under long-term, fee-based agreements with our E&P operating segment and intends to pursue additional throughput volumes from third parties in the Williston Basin area.  We operate the Bakken Midstream assets and operations, including routine and emergency maintenance and repair services under various operational and administrative services agreements.

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

As a result of the sale to GIP in 2015, we recorded an after-tax gain of $763 million in additional paid-in-capital and $1,298 million in noncontrolling interest representing GIP’s proportional share of our basis in the net assets of HIP.  The results attributable to GIP’s 50% ownership are reported within Net income (loss) attributable to noncontrolling interests in the Statement of Consolidated Income, while the carrying amount of GIP’s equity is included as Noncontrolling interests in the Consolidated Balance Sheet.

Upon formation, the joint venture incurred $600 million of borrowings through a 5-year Term Loan A facility with the proceeds distributed equally to the partners.  At December 31, 2016, HIP liabilities totaling $841 million (2015: $831 million) are on a nonrecourse basis to Hess Corporation, while HIP assets available to settle the obligations of HIP included Cash and cash equivalents totaling $2 million (2015: $3 million) and Property, plant and equipment totaling $2,528 million (2015: $2,358 million).

8.  Dispositions

2016:  We sold miscellaneous non-core assets during the year for proceeds totaling approximately $100 million and recognized net pre-tax gains totaling $23 million ($14 million after income taxes).

2015:  We sold approximately 13,000 acres of Utica dry gas acreage for a sale price of approximately $120 million.  This transaction resulted in a pre-tax gain of $49 million ($31 million after income taxes).  We also disposed of our interest in Algeria and recognized a pre-tax loss of $21 million ($21 million after income taxes) and sold land associated with our former joint venture interest in the Bayonne Energy Center for $20 million, resulting in a pre-tax gain of $20 million ($13 million after income taxes).

2014:  We completed the sale of our interest in the Pangkah asset, offshore Indonesia for cash proceeds of approximately $650 million, which resulted in a pre-tax gain of $31 million ($10 million loss after income taxes).  We also completed the sale of our interests in Thailand for cash proceeds of approximately $805 million, which resulted in a pre-tax gain of $706 million ($706 million after income taxes).  In addition, we completed the sale of approximately 77,000 net acres in the dry gas area of the Utica shale play including related wells and facilities through multiple transactions, for cash proceeds of $1,075 million and recorded a pre-tax gain of $62 million ($35 million after income taxes).  In June, we completed the sale of our joint venture interest in an electric generating facility in Newark, New Jersey for cash proceeds of $320 million, resulting in a pre-tax gain of approximately $13 million ($8 million after income taxes).  In September, we sold our joint venture interest in Bayonne Energy Center for $79 million, which did not result in a gain or loss.  Also in September, we completed the sale of our interest in an exploration asset in the United Kingdom North Sea for $53 million, which resulted in a pre-tax

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gain of $33 million ($33 million after income taxes).

9.  Discontinued Operations

The results of operations for our divested Marketing and Refining businesses, which included ownership of the energy trading partnership through February 2015 and retail marketing through September 2014, have been reported as discontinued operations in the Statement of Consolidated Income and the Statement of Consolidated Cash Flows for all periods presented.

Sales and other operating revenues and income from discontinued operations were as follows:

	2016	2015	2014
	(In millions)
Sales and other operating revenues	$—	$14	$9,576

Income (Loss) from Discontinued Operations Before Income Taxes	$—	$(74)	$1,071
Current tax provision (benefit)	—	—	—
Deferred tax provision (benefit)	—	(26)	389
Provision (benefit) for income taxes	—	(26)	389
Income (loss) from Discontinued Operations, Net of Income Taxes	$—	$(48)	$682
Less: Net income (loss) attributable to noncontrolling interests	—	—	57
Income (Loss) from Discontinued Operations Attributable to Hess Corporation	$—	$(48)	$625

2015:  In February, we sold our interest in HETCO, which was subsequently renamed Hartree Partners, LP (Hartree).  Pursuant to the terms of the sale, Hartree was permitted to utilize our guarantees issued in favor of Hartree's existing counterparties until November 12, 2015, provided that new trades were for a period of one year or less, complied with certain credit requirements, and net exposures remained within value at risk limits previously applied by us.  The guarantees remain in effect until the qualifying trades outstanding at November 12, 2015 mature.  We have the right to seek reimbursement from Hartree and a separate Hartree credit support facility upon any counterparty draw on the applicable guarantee from us.  No draws on the guaranteed trades have occurred through December 31, 2016.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  HOVENSA LLC

HOVENSA LLC (HOVENSA), a 50/50 joint venture between the Corporation’s subsidiary, Hess Oil Virgin Islands Corp. (HOVIC), and Petroleos de Venezuela S.A. (PDVSA), had previously shut down its U.S. Virgin Islands refinery in 2012 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court of the Virgin Islands in September 2015.  To fund HOVENSA's sale process and orderly wind-down, HOVENSA entered into a $40 million debtor-in-possession credit facility with HOVENSA’s owners, the terms of which were approved by the Bankruptcy Court.  On December 1, 2015, the Bankruptcy Court entered an order approving the sale of HOVENSA’s terminal and refinery assets to Limetree Bay Terminals, LLC (Limetree).  The Senate of the U.S. Virgin Islands approved the sale on December 29, 2015, and the sale to Limetree was completed on January 4, 2016.  On January 19, 2016, the Bankruptcy Court entered an order confirming HOVENSA’s Chapter 11 plan of liquidation (the “Liquidation Plan”).  Under the Liquidation Plan, HOVENSA established a liquidating trust to distribute certain assets and sale proceeds to its creditors, established an environmental response trust to administer to HOVENSA’s remaining environmental obligations and to conduct an orderly wind-down of its remaining activities.  The Liquidation Plan also provided for releases of any claims held by HOVENSA and its bankruptcy estate against us and HOVIC, which were effective on the effective date of the Liquidation Plan.  In connection with the Liquidation Plan and HOVENSA’s asset sale, we relinquished our claims against HOVENSA to recover the 2012 and 2015 promissory notes issued by HOVENSA.  In addition, we assumed the HOVENSA pension plan upon the effective date of the Liquidation Plan.  In 2015, we recorded a charge of $30 million primarily representing the estimated net difference between the HOVENSA pension plan obligation and fair value of the plan assets.

11.  Asset Retirement Obligations

The following table describes changes to our asset retirement obligations:

	2016	2015
	(In millions)
Balance at January 1	$2,383	$2,723
Liabilities incurred	42	57
Liabilities settled or disposed of	(196)	(360)
Accretion expense	117	126
Revisions of estimated liabilities	(230)	92
Foreign currency translation	12	(255)
Balance at December 31	2,128	2,383
Less: Current Obligations	216	225
Long-term Obligations at end of period	$1,912	$2,158

The liabilities settled or disposed of related primarily to abandonment activities conducted at the Valhall field offshore Norway in 2016 and 2015, the Gulf of Mexico in 2016, and the U.K. North Sea in 2015.  The revisions in 2016 primarily relate to the South Arne Field, offshore Denmark, as a result of a 20-year extension to the license that extends expiry to 2047.  Other revisions in 2016 and 2015 reflect changes in the expected scope of operations and updates to service and equipment costs.  The fair value of sinking fund deposits that are legally restricted for purposes of settling asset retirement obligations, which are included in non-current Other assets in the Consolidated Balance Sheet, was $102 million at December 31, 2016 and $79 million at December 31, 2015.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Debt

Long‑term debt at December 31 consisted of the following:

	2016	2015
	(In millions)
Debt Excluding Bakken Midstream:
Fixed-rate public notes:
1.3% due 2017	$—	$299
8.1% due 2019	349	996
3.5% due 2024	297	296
4.3% due 2027	989	—
7.9% due 2029	499	693
7.3% due 2031	679	744
7.1% due 2033	596	595
6.0% due 2040	740	739
5.6% due 2041	1,232	1,231
5.8% due 2047	493	—
Total fixed-rate public notes	5,874	5,593
Financing obligations associated with floating production system	192	264
Fair value adjustments - interest rate hedging	7	31
Total Debt Excluding Bakken Midstream	$6,073	$5,888

Debt Related to Bakken Midstream
Bakken Midstream - term loan A facility	$580	$594
Bakken Midstream - revolving credit facility	153	110
Total Debt Related to Bakken Midstream	$733	$704

Total Long-Term Debt:
Total debt (a) (b)	$6,806	$6,592
Less: Current maturities of long-term debt	112	86
Total Long-Term Debt	$6,694	$6,506
(a)	At December 31, 2016 the fair value of total debt amounted to $7,548 million (2015: $6,515 million).
(b)	The aggregate total debt maturing during the next five years is as follows (in millions): 2017: $112; 2018: $123; 2019: $448; 2020: $598 and 2021: $-.

Debt refinancing transaction:  In September 2016, Hess Corporation issued $1 billion of 4.30% senior notes, due in April 2027, and $500 million of 5.80% senior notes, due in April 2047 primarily to fund the repurchase of tendered higher-coupon debt and redemption of near-term maturities.  We used proceeds of $1.38 billion to purchase or redeem $650 million principal amount of 8.125% notes due 2019, $196 million principal amount of 7.875% notes due 2029, $66 million principal amount of 7.30% notes due 2031 and $300 million principal amount of 1.30% notes due 2017.  As a result of this debt refinancing transaction, we incurred a charge of $148 million for the loss on extinguishment of the tendered and redeemed notes.

Debt excluding Bakken Midstream:  At December 31, 2016, Hess Corporation’s fixed-rate public notes had a gross principal amount of $5,938 million (2015: $5,650 million) and a weighted average interest rate of 6.0% (2015: 6.4%).  Our long‑term debt agreements, including the revolving credit facility, contain financial covenants that restrict the amount of total borrowings and secured debt.  The most restrictive of these covenants allow us to borrow up to an additional $4,585 million of secured debt at December 31, 2016.  In 2016, we capitalized $61 million of interest (2015: $45 million; 2014: $76 million).

Hess Corporation has a $4 billion syndicated revolving credit facility that expires in January 2020.  Borrowings on the facility will generally bear interest at 1.3% above the London Interbank Offered Rate (LIBOR).  The interest rate will be higher if our credit rating is lowered.  The facility contains a financial covenant that limits the amount of total borrowings on the last day of each fiscal quarter to 65% of the Corporation’s total capitalization, defined as total debt plus stockholders’ equity.  At December 31, 2016, Hess Corporation had no outstanding borrowings or letters of credit issued against the syndicated revolving credit facility and was in compliance with this financial covenant.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of credit:  Outstanding letters of credit at December 31 were as follows:

	2016	2015
	(In millions)
Committed lines (a)	$1	$10
Uncommitted lines (a)	187	103
Total (b)	$188	$113
(a)	At December 31, 2016, committed and uncommitted lines have expiration dates through 2018.
(b)

At December 31, 2016, $27 million relates to contingent liabilities and $161 million relates to liabilities recorded in the Consolidated Balance Sheet (2015: $32 million and $81 million, respectively).

Debt related to Bakken Midstream:  In July 2015, HIP, a 50/50 joint venture between us and GIP, incurred $600 million of debt through a 5-year Term Loan A facility.  The proceeds from the debt were distributed equally to the partners.  HIP also entered into a $400 million 5-year syndicated revolving credit facility, which can be used for borrowings and letters of credit, and is expected to fund the joint venture’s operating activities and capital expenditures.  Borrowings on both loan facilities are non-recourse to Hess Corporation and generally bear interest at LIBOR plus an applicable margin ranging from 1.10% to 2.00%.  The interest rate is subject to adjustment based on the joint venture’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If the joint venture obtains credit ratings, pricing levels will be based on its credit ratings in effect from time to time.  The joint venture is subject to customary covenants in the credit agreement, including financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.  HIP is in compliance with all debt covenants at December 31, 2016, and its financial covenants do not currently impact their ability to issue indebtedness to fund future capital expenditures.

13.  Share-based Compensation

We have established and maintain a Long-term Incentive Plan (LTIP), as amended, for the granting of restricted common shares, performance share units (PSUs) and stock options to our employees.  As of December 31, 2016, the total number of authorized common stock under LTIP, as amended, was 38.0 million shares, of which we have 10.6 million shares available for issuance.  Outstanding restricted stock and PSUs generally vest three years from the date of grant.  Restricted common shares are valued based on the prevailing market price of our common stock on the date of grant.  Outstanding stock options vest over three years from the date of grant and have a 10‑year term and an exercise price equal to the market price on the date of grant.

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

Share‑based compensation expense consisted of the following:

	2016	2015	2014
	(In millions)
Restricted stock	$45	$67	$62
Stock options	7	5	2
Performance share units	21	25	19
Share-based compensation expense before income taxes (a)	$73	$97	$83
Income tax benefit on share-based compensation expense	$28	$36	$31
(a)Includes benefit related to discontinued operations of $4 million for 2014.

Based on share‑based compensation awards outstanding at December 31, 2016, unearned compensation expense, before income taxes, will be recognized in future years as follows (in millions): 2017—$66, 2018—$35,  and 2019—$6.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share‑based compensation activity consisted of the following:

	Performance Share Units		Stock Options		Restricted Stock
	Performance Share Units	Weighted - Average Fair Value on Date of Grant	Options	Weighted - Average Exercise Price per Share	Shares of Restricted Common Stock	Weighted - Average Price on Date of Grant
	(In thousands, except per share amounts)
Outstanding at January 1, 2016	820	$89.43	6,911	$67.77	2,820	$75.32
Granted	447	50.94	824	44.60	1,661	44.69
Exercised	—	—	(227)	53.43	—	—
Vested	(193)	111.49	—	—	(833)	69.57
Forfeited	(59)	65.11	(916)	55.00	(547)	66.98
Outstanding at December 31, 2016	1,015	$69.68	6,592	$67.15	3,101	$61.93

As of December 31, 2016, there were 6.6 million outstanding stock options (5.5 million exercisable) with a weighted average remaining contractual life of 3.6 years (2.6 years for exercisable options) and an aggregated intrinsic value of $27 million ($14 million for exercisable options).  The weighted average exercise price for options exercisable at December 31, 2016 was $69.71 per share.

The following weighted average assumptions were utilized to estimate the fair value of stock options:

	2016	2015	2014
Risk free interest rate	1.47%	1.77%	1.86%
Stock price volatility	0.326	0.312	0.363
Dividend yield	2.26%	1.34%	1.24%
Expected life in years	6.0	6.0	6.0
Weighted average fair value per option granted	$11.33	$21.00	$26.46

The following weighted average assumptions were utilized to estimate the fair value of PSU awards:

	2016	2015	2014
Risk free interest rate	0.96%	1.02%	0.65%
Stock price volatility	0.329	0.270	0.359
Contractual term in years	3.0	3.0	3.0
Grant date price of Hess common stock	$44.31	$74.49	$80.35

The risk free interest rate is based on the vesting period of the award and is obtained from published sources.  The stock price volatility is determined from the historical stock prices of the peer group using the vesting period.  The contractual term is equivalent to the vesting period.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Retirement Plans

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

The following table summarizes the benefit obligations, the fair value of plan assets, and the funded status of our pension and postretirement medical plans:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2016	2015	2016	2015	2016	2015
	(In millions)
Change In Benefit Obligation
Balance at January 1	$2,321	$2,450	$259	$278	$98	$94
Service cost	44	51	16	16	4	4
Interest cost	98	93	9	9	3	3
Actuarial loss (gain) (a)	162	(156)	(5)	(2)	(13)	5
Benefit payments (b)	(132)	(85)	(23)	(42)	(8)	(8)
Plan curtailments	(2)	(4)	—	—	—	—
Special termination benefits	1	1	—	—	—	—
Assumption of HOVENSA pension plan	151	—	—	—	—	—
Foreign currency exchange rate changes	(83)	(29)	—	—	—	—
Balance at December 31	2,560	2,321	256	259	84	98
Change In Fair Value of Plan Assets
Balance at January 1	$2,206	$2,251	$—	$—	$—	$—
Actual return on plan assets	153	28	—	—	—	—
Employer contributions	26	44	23	42	8	8
Benefit payments (b)	(132)	(85)	(23)	(42)	(8)	(8)
Assumption of HOVENSA pension plan	126	—	—	—	—	—
Foreign currency exchange rate changes	(95)	(32)	—	—	—	—
Balance at December 31	2,284	2,206	—	—	—	—
Funded Status (Plan assets greater (less) than benefit obligations) at December 31	$(276)	$(115)	$(256)	$(259)	$(84)	$(98)
Unrecognized Net Actuarial (Gains) Losses	$895	$775	$93	$105	$(13)	$—
(a)	The change in discount rate in 2016 resulted in total actuarial losses of approximately $175 million.
(b)	Benefit payments include lump-sum settlement payments of $65 million in 2016 (2015: $41 million).

  Amounts recognized in the Consolidated Balance Sheet at December 31 consisted of the following:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2016	2015	2016	2015	2016	2015
	(In millions)
Pension asset / (accrued benefit liability)	$(276)	$(115)	$(256)	$(259)	$(84)	$(98)
Accumulated other comprehensive loss, pre-tax (a)	895	775	93	105	(13)	—
(a)	The after‑tax deficit reflected in Accumulated other comprehensive income (loss) was $660 million at December 31, 2016 (2015: $563 million deficit).

At December 31, 2016, the accumulated benefit obligation for the funded and unfunded defined benefit pension plans was $2,471 million and $203 million, respectively (2015: $2,223 million and $196 million, respectively).

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net periodic benefit cost for funded and unfunded pension plans, and the postretirement medical plan, is as follows:

	Pension Plans			Postretirement Medical Plan
	2016	2015	2014	2016	2015	2014
	(In millions)
Service cost	$60	$67	$57	$4	$4	$4
Interest cost	107	102	100	3	3	3
Expected return on plan assets	(166)	(168)	(161)	—	—	—
Amortization of unrecognized net actuarial losses	60	75	32	—	—	—
Settlement loss	—	17	24	—	—	—
Special termination benefit recognized	1	1	1	—	—	—
Net Periodic Benefit Cost	$62	$94	$53	$7	$7	$7

For 2017, the pension and postretirement medical expense is estimated to be approximately $61 million, which includes approximately $67 million related to the amortization of unrecognized net actuarial losses.

The weighted average actuarial assumptions used for funded and unfunded pension plans were as follows:

	2016	2015	2014
Weighted Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	3.7%	4.1%	3.8%
Rate of compensation increase	4.6%	4.5%	5.0%
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	4.1%	3.8%	4.6%
Expected return on plan assets	7.4%	7.5%	7.5%
Rate of compensation increase	4.5%	5.0%	4.4%

The actuarial assumptions used for postretirement medical plan, as follows:

	2016	2015	2014
Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	3.5%	3.5%	3.1%
Initial health care trend rate	7.7%	6.7%	6.8%
Ultimate trend rate	4.5%	4.5%	4.5%
Year in which ultimate trend rate is reached	2038	2038	2029

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide the fair value of the financial assets of the funded pension plans as of December 31, 2016 and 2015 in accordance with the fair value measurement hierarchy described in Note 1, Nature of Operations, Basis of Presentation and Summary of Accounting Policies.

	Level 1	Level 2	Level 3	Total
	(In millions)
December 31, 2016
Cash and Short-Term Investment Funds	$9	$79	$—	$88
Equities:
U.S. equities (domestic)	550	—	—	550
International equities (non-U.S.)	160	275	—	435
Global equities (domestic and non-U.S.)	2	197	—	199
Fixed Income:
Treasury and government issued (a)	—	202	—	202
Government related (b)	—	38	—	38
Mortgage-backed securities (c)	—	164	2	166
Corporate	1	186	—	187
Other:
Hedge funds	—	—	209	209
Private equity funds	—	—	126	126
Real estate funds	10	—	52	62
Diversified commodities funds	—	22	—	22
	$732	$1,163	$389	$2,284
December 31, 2015
Cash and Short-Term Investment Funds	$—	$34	$—	$34
Equities:
U.S. equities (domestic)	556	—	—	556
International equities (non-U.S.)	159	266	—	425
Global equities (domestic and non-U.S.)	2	217	—	219
Fixed Income:
Treasury and government issued (a)	—	213	—	213
Government related (b)	—	6	1	7
Mortgage-backed securities (c)	—	174	2	176
Corporate	—	157	—	157
Other:
Hedge funds	—	—	216	216
Private equity funds	—	—	122	122
Real estate funds	12	—	52	64
Diversified commodities funds	—	17	—	17
	$729	$1,084	$393	$2,206
(a)	Includes securities issued and guaranteed by U.S. and non‑U.S. governments.
(b)	Primarily consists of securities issued by governmental agencies and municipalities.
(c)	Comprised of U.S. residential and commercial mortgage-backed securities.

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

The following tables provide changes in financial assets that are measured at fair value based on Level 3 inputs that are held by institutional funds classified as:

			Private	Real
	Fixed	Hedge	Equity	Estate
	Income	Funds	Funds	Funds	Total
	(In millions)
Balance at January 1, 2015	$2	$302	$105	$48	$457
Actual return on plan assets	—	(5)	18	9	22
Purchases, sales or other settlements	1	(81)	(1)	(5)	(86)
Net transfers in (out) of Level 3	—	—	—	—	—
Balance at December 31, 2015	3	216	122	52	393
Actual return on plan assets	—	(7)	5	7	5
Purchases, sales or other settlements	(1)	—	(1)	(7)	(9)
Net transfers in (out) of Level 3	—	—	—	—	—
Balance at December 31, 2016	$2	$209	$126	$52	$389

We expect to contribute approximately $52 million to our funded pension plans in 2017.

Estimated future benefit payments by the funded and unfunded pension plans, and the postretirement medical plan, which reflect expected future service, are as follows (in millions):

2017	$138
2018	123
2019	133
2020	135
2021	136
Years 2022 to 2026	725

We also have several defined contribution plans for certain eligible employees.  Employees may contribute a portion of their compensation to these plans and we match a portion of the employee contributions.  We recorded expense of $25 million in 2016 for contributions to these plans (2015: $28 million; 2014: $32 million).

15.  Exit and Disposal Costs

In 2016, we incurred severance expense of $55 million (2015: $13 million; 2014: $76 million) and paid accrued severance costs of $52 million (2015: $57 million; 2014: $170 million).  The severance charge in 2016 primarily resulted from a realignment of our organizational structure communicated in November 2016.  Severance charges in 2015 and 2014 resulted from a divestiture program announced in 2013.  Severance charges were based on amounts incurred under ongoing severance arrangements or other statutory requirements, plus amounts earned under enhanced benefit arrangements.  The expense associated with the enhanced benefits was recognized ratably over the estimated service period required for the employee to earn the benefit upon termination.  In 2015, we recorded other exit related costs of $15 million (2014: $65 million).  In 2016, we paid $2 million (2015: $21 million; 2014: $158 million) for accrued facility and other exit costs.  The facility and other exit costs related to charges associated with the cessation of use of certain leased office space, contract terminations, and costs associated with the shutdown of Port Reading refining operations.

At December 31, 2016, we had accrued liabilities for severance costs of $36 million (2015: $33 million) and accrued liabilities for exit costs of $17 million (2015: $19 million).  Of the accrued liabilities at December 31, 2016, all severance costs are expected to be paid in 2017 and the exit costs of $14 million will be paid over the next several years.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of:

	2016	2015	2014
	(In millions)
United States
Federal
Current	$(27)	$(7)	$(1)
Deferred taxes and other accruals	1,948	(995)	156
State	23	(61)	57
	1,944	(1,063)	212
Foreign
Current	36	4	453
Deferred taxes and other accruals	235	(231)	79
	271	(227)	532
Total	2,215	(1,290)	744
Adjustment of deferred taxes for foreign income tax law changes	7	(9)	—
Total Provision (Benefit) For Income Taxes (a)	$2,222	$(1,299)	$744
(a)	Includes charges of $3,749 million in 2016 to establish valuation allowances on net deferred tax assets which is discussed further below.

Income (loss) from continuing operations before income taxes consisted of the following:

	2016	2015	2014
	(In millions)
United States (a)	$(2,431)	$(2,728)	$676
Foreign	(1,423)	(1,530)	1,760
Total Income (Loss) from Continuing Operations Before Income Taxes	$(3,854)	$(4,258)	$2,436
(a)	Includes substantially all of our interest expense, corporate expense and the results of commodity hedging activities.

The components of deferred tax liabilities and deferred tax assets at December 31 were as follows:

	2016	2015
	(In millions)
Deferred Tax Liabilities
Property, plant and equipment and investments	$(3,810)	$(3,743)
Other	(255)	(257)
Total Deferred Tax Liabilities	(4,065)	(4,000)
Deferred Tax Assets
Net operating loss carryforwards	5,767	3,852
Tax credit carryforwards	164	188
Property, plant and equipment and investments	834	981
Accrued compensation, deferred credits and other liabilities	526	492
Asset retirement obligations	1,077	1,220
Other	62	165
Total Deferred Tax Assets	8,430	6,898
Valuation allowances	(5,450)	(1,579)
Total deferred tax assets, net of valuation allowances	2,980	5,319
Net Deferred Tax Assets (Liabilities)	$(1,085)	$1,319

At December 31, 2016, we have recognized a gross deferred tax asset related to net operating loss carryforwards of $5,767 million before application of valuation allowances.  The deferred tax asset is comprised of $2,610 million attributable to foreign net operating losses which begin to expire in 2024, $2,766 million attributable to U.S. federal operating losses which begin to expire in 2021 and $391 million attributable to losses in various U.S. states which began to expire in 2017.  The deferred tax asset attributable to foreign net operating losses, net of valuation allowances, is $1,468 million, substantially all of which relates to loss carryforwards in Norway.  The deferred tax asset attributable to U.S. federal net operating losses, net of valuation allowances, is $39 million.  A full valuation allowance is established against the deferred tax asset attributable to U.S. state net operating losses.  At December 31, 2016, we have U.S. federal, U.S. state and foreign alternative minimum tax credit carryforwards of $77 million which can be carried forward indefinitely, and approximately $6 million of other business credit carryforwards.  The deferred tax asset attributable to these credits, net of valuation allowances, is $1 million.  A full valuation allowance is established against our foreign tax credit carryforwards of $81 million, which begin to expire in 2017.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, the Balance Sheet reflects a $5,450 million valuation allowance against the net deferred tax assets for multiple jurisdictions based on application of the relevant accounting standards, with $3,749 million recorded in the fourth quarter of 2016 related primarily to the U.S., Denmark (hydrocarbon tax only), and Malaysia.  The charge in 2016 is comprised of net deferred tax assets as of the beginning of the year totaling $2,683 million and additional net deferred tax assets recognized during the year of $1,066 million.  Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets.  The cumulative loss incurred over the three-year period ending December 31, 2016 constitutes significant objective negative evidence.  Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence.

In the Consolidated Balance Sheet, deferred tax assets and liabilities are netted by taxing jurisdiction and are recorded at December 31 as follows:

	2016	2015
	(In millions)
Deferred income taxes (long-term asset)	$59	$2,653
Deferred income taxes (long-term liability)	(1,144)	(1,334)
Net Deferred Tax Assets (Liabilities)	$(1,085)	$1,319

The difference between our effective income tax rate from continuing operations and the U.S. statutory rate is reconciled below:

	2016	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations (a)	4.6	5.9	0.7
State income taxes, net of Federal income tax	1.9	0.9	1.5
Change in enacted tax laws	(0.2)	0.2	—
Gains on asset sales, net	—	(0.2)	(8.3)
Impairment	(2.1)	(12.2)	—
Valuation allowance against previously benefitted deferred tax assets	(97.3)	(3.1)	0.6
Benefit of legal entity restructuring	—	3.5	—
Other	0.4	0.5	1.0
Total	(57.7)%	30.5%	30.5%
(a)	The variance in effective income tax rates attributable to the effect of foreign operations primarily resulted from the mix of income among high and low tax rate jurisdictions.

Below is a reconciliation of the gross beginning and ending amounts of unrecognized tax benefits:

	2016	2015
	(In millions)
Balance at January 1	$ 604	$ 603
Additions based on tax positions taken in the current year	19	19
Additions based on tax positions of prior years	113	29
Reductions based on tax positions of prior years	(274)	(31)
Reductions due to settlements with taxing authorities	(27)	(12)
Reductions due to lapses in statutes of limitation	(11)	(4)
Balance at December 31	$ 424	$ 604
The December 31, 2016 balance of unrecognized tax benefits includes $233 million that, if recognized, would impact our effective income tax rate.  Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $85 million due to settlements with taxing authorities or other resolutions, as well as lapses in statutes of limitation.  At December 31, 2016, our accrued interest and penalties related to unrecognized tax benefits is $29 million (2015: $74 million).

We have not recognized deferred income taxes on the portion of undistributed earnings of foreign subsidiaries expected to be indefinitely reinvested in foreign operations.  At December 31, 2016, we have undistributed earnings from foreign subsidiaries, which we expect to be indefinitely reinvested in foreign operations, of approximately $7.6 billion.  We have not measured the unrecognized deferred tax liability related to these earnings because this determination is not practicable.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We file income tax returns in the U.S. and various foreign jurisdictions.  We are no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2005.

17.  Outstanding and Weighted Average Common Shares

The following table provides the changes in our outstanding common shares:

	2016	2015	2014
	(In millions)
Balance at January 1	286.0	285.8	325.3
Shares issued	28.8	—	—
Activity related to restricted stock awards, net	1.1	0.8	0.6
Stock options exercised	0.2	0.2	3.3
PSU vested	0.4	0.6	—
Shares repurchased (a)	—	(1.4)	(43.4)
Balance at December 31	316.5	286.0	285.8
(a)	See Note 18, Share Repurchase Plan.

The following table presents the calculation of basic and diluted earnings per share:

	2016	2015	2014
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation Common Stockholders:
Income (loss) from continuing operations, net of income taxes	$(6,076)	$(2,959)	$1,692
Less: Net income (loss) attributable to noncontrolling interests	56	49	—
Net income (loss) from continuing operations attributable to Hess Corporation	(6,132)	(3,008)	1,692
Less: Preferred stock dividends	41	—	—
Net income (loss) from continuing operations attributable to Hess Corporation Common Stockholders	(6,173)	(3,008)	1,692
Income (loss) from discontinued operations, net of income taxes	—	(48)	682
Less: Net income (loss) attributable to noncontrolling interests	—	—	57
Net income (loss) from discontinued operations attributable to Hess Corporation	—	(48)	625
Net income (loss) attributable to Hess Corporation Common Stockholders	$(6,173)	$(3,056)	$2,317

Weighted Average Number of Common Shares Outstanding:
Basic	309.9	283.6	303.7
Effect of dilutive securities
Restricted common stock	—	—	1.5
Stock options	—	—	1.8
Performance share units	—	—	0.7
Mandatory Convertible Preferred stock	—	—	—
Diluted	309.9	283.6	307.7

Net Income (Loss) Attributable to Hess Corporation per Common Share:
Basic:
Continuing operations	$(19.92)	$(10.61)	$5.57
Discontinued operations	—	(0.17)	2.06
Net income (loss) per common share	$(19.92)	$(10.78)	$7.63
Diluted:
Continuing operations	$(19.92)	$(10.61)	$5.50
Discontinued operations	—	(0.17)	2.03
Net income (loss) per common share	$(19.92)	$(10.78)	$7.53

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	2016	2015	2014
	(In millions)
Restricted common stock	3.3	2.9	—
Stock options	6.9	6.9	1.4
Performance share units	0.9	1.0	—
Common shares from conversion of preferred stock	11.2	—	—

In 2016, 2015 and 2014, cash dividends declared on common stock totaled $1.00 per share ($0.25 per quarter).

18.  Share Repurchase Plan

In 2013, our Board of Directors authorized the repurchase of up to $4.0 billion in aggregate purchase price of our common stock.  In May 2014, the Board of Directors approved an increase in the program to $6.5 billion.  Repurchases under this program to date have been as follows:

	2016	2015	2014	To Date
	(In millions)
Total cost of shares repurchased	$—	$91	$3,722	$5,351
Total number of shares repurchased	—	1.45	43.35	64.11

As of December 31, 2016, we are authorized, but not required, to purchase additional common stock up to a value of $1.15 billion.

19.  Supplementary Cash Flow Information

The following information supplements the Statement of Consolidated Cash Flows:

	2016	2015	2014
	(In millions)
Cash Flows From Operating Activities
Interest paid	$(338)	$(331)	$(326)
Net income taxes (paid) refunded	132	(140)	(455)

Cash Flows From Investing Activities
Capital expenditures incurred - E&P	(1,645)	(3,753)	(4,920)
Increase (decrease) in related liabilities	(334)	(203)	53
Additions to property, plant and equipment - E&P	(1,979)	(3,956)	(4,867)

Capital expenditures incurred - Bakken Midstream	(276)	(296)	(301)
Increase (decrease) in related liabilities	4	(69)	(46)
Additions to property, plant and equipment - Bakken Midstream	(272)	(365)	(347)

Cash Flows From Financing Activities
Contribution from formation of Bakken Midstream joint venture	—	2,628	—
Distributions to partner in Bakken Midstream joint venture	(23)	(332)	—
Noncontrolling interests, net related to Continuing operations	(23)	2,296	—

Significant Non-Cash Transactions
Increase in debt due to construction of a floating production system - Tubular Bells Field	$—	$—	$68

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.  Leased Assets

We and certain of our subsidiaries lease drilling rigs, office space and other assets for varying periods under contractual obligations accounted for as operating leases.  Operating lease expenses for drilling rigs used to drill development wells and successful exploration wells are capitalized.  At December 31, 2016, future minimum rental payments applicable to non‑cancelable operating leases with remaining terms of one year or more (other than oil and gas property leases) are as follows (in millions):

2017	$376
2018	375
2019	351
2020	124
2021	67
Remaining years	338
Total Minimum Lease Payments	1,631
Less: Income from subleases	78
Net Minimum Lease Payments	$1,553

Rental expense was as follows:

	2016	2015	2014
	(In millions)
Total rental expense	$106	$167	$248
Less: Income from subleases	5	10	17
Net Rental Expense	$101	$157	$231

21.  Guarantees, Contingencies and Commitments

Guarantees and Contingencies

At December 31, 2016, we have $27 million in letters of credit for which we are contingently liable.  In addition, we are subject to loss contingencies with respect to various claims, lawsuits and other proceedings.  A liability is recognized in our consolidated financial statements when it is probable that a loss has been incurred and the amount can be reasonably estimated.  If the risk of loss is probable, but the amount cannot be reasonably estimated or the risk of loss is only reasonably possible, a liability is not accrued; however, we disclose the nature of those contingencies.  We cannot predict with certainty if, how or when existing claims, lawsuits and proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages.  Numerous issues may need to be resolved, including through lengthy discovery, conciliation and/or arbitration proceedings, or litigation before a loss or range of loss can be reasonably estimated.  Subject to the foregoing, in management’s opinion, based upon currently known facts and circumstances, the outcome of such lawsuits, claims and proceedings, including the matters described below, is not expected to have a material adverse effect on our financial condition.  However, we could incur judgments, enter into settlements or revise our opinion regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and our cash flows in the period in which the amounts are paid.

We, along with many companies that have been or continue to be engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline.  A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us.  The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE.  The majority of the cases asserted against us have been settled.  In June 2014, the Commonwealth of Pennsylvania and the State of Vermont each filed independent lawsuits alleging that we and all major oil companies with operations in each respective state, have damaged the groundwater in those states by introducing thereto gasoline with MTBE.  The Pennsylvania suit has been removed to Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York.  The suit filed in Vermont is proceeding there in a state court.  In September 2016, the State of Rhode Island also filed a lawsuit in Federal court alleging that we and other major oil companies damaged the groundwater in Rhode Island by introducing thereto gasoline with MTBE.

In September 2003, we received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the Lower Passaic River.  The NJDEP is also seeking natural resource damages.  The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Jersey we previously owned.  We and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination; this work remains ongoing.  We and other parties settled a cost recovery claim by the State of New Jersey and also agreed with EPA to fund remediation of a portion of the site.  In April 2014, the EPA issued a Focused Feasibility Study (FFS) proposing to conduct bank-to-bank dredging of the lower eight miles of the Lower Passaic River at an estimated cost of $1.7 billion.  On March 4, 2016, the EPA issued a Record of Decision (ROD) in respect of the lower eight miles of the Lower Passaic River, selecting a remedy that includes bank-to-bank dredging at an estimated cost of $1.38 billion.  The ROD does not address the upper nine miles of the Lower Passaic River, which may require additional remedial action.  In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River.  Given that the EPA has not selected a remedy for the entirety of the Lower Passaic River, total remedial costs cannot be reliably estimated at this time.  Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because there are numerous other parties who we expect will share in the cost of remediation and damages and our former terminal did not store or use contaminants which are of the greatest concern in the river sediments and could not have contributed contamination along most of the river’s length.

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

On January 18, 2017, we entered into a Consent Decree with the North Dakota Department of Health resolving alleged non-compliance with North Dakota’s air pollution laws and provisions of the federal Clean Air Act.  Pursuant to the Consent Decree, we are required to implement corrective actions, including implementation of a leak detection and repair program, at most of our existing facilities in North Dakota.  We were assessed a base penalty of $922,000, which is subject to adjustment based on the date we complete corrective actions required under the terms of the Consent Decree.  We made an initial penalty payment of $55,000 during the first quarter of 2017.

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

Unconditional Purchase Obligations and Commitments

The following table shows aggregate information for certain unconditional purchase obligations and commitments at December 31, 2016 which are not included elsewhere within these Consolidated Financial Statements:

		Payments Due by Period
			2018 and	2020 and
	Total	2017	2019	2021	Thereafter
	(In millions)
Capital expenditures	$708	$632	$76	$—	$—
Operating expenses	497	393	76	18	10
Transportation and related contracts	1,560	182	457	433	488

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.  Segment Information

We currently have two operating segments, Exploration and Production and Bakken Midstream. The Exploration and Production operating segment explores for, develops, produces, purchases and sells crude oil, natural gas liquids and natural gas with production operations primarily in the United States (U.S.), Denmark, Equatorial Guinea, the JDA, Malaysia, and Norway. The Bakken Midstream operating segment provides fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, transportation of crude oil by rail car, terminaling and loading crude oil and natural gas liquids, and the storage and terminaling of propane, primarily in the Bakken shale play of North Dakota. All unallocated costs are reflected under Corporate, Interest and Other.

The following table presents operating segment financial data for continuing operations (in millions):

2016	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$4,762	$—	$—	$—	$4,762
Intersegment Revenues	—	510	—	(510)	—
Operating Revenues	$4,762	$510	$—	$(510)	$4,762

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(4,963)	$41	$(1,210)	$—	$(6,132)
Interest Expense	—	19	319	—	338
Depreciation, Depletion and Amortization	3,132	102	10	—	3,244
Impairment	—	67	—	—	67
Provision (Benefit) for Income Taxes	1,588	25	609	—	2,222
Investment in Affiliates	146	—	—	—	146
Identifiable Assets	23,102	2,919	2,600	—	28,621
Capital Expenditures	1,645	276	—	—	1,921

2015	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$6,636	$—	$—	$—	$6,636
Intersegment Revenues	—	564	—	(564)	—
Operating Revenues	$6,636	$564	$—	$(564)	$6,636

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(2,717)	$86	$(377)	$—	$(3,008)
Interest Expense	—	10	331	—	341
Depreciation, Depletion and Amortization	3,852	88	15	—	3,955
Impairment	1,616	—	—	—	1,616
Provision (Benefit) for Income Taxes	(1,111)	52	(240)	—	(1,299)
Investment in Affiliates	154	—	—	—	154
Identifiable Assets	28,863	2,754	2,540	—	34,157
Capital Expenditures	3,753	296	—	—	4,049

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014	Exploration and Production	Bakken Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$10,737	$—	$—	$—	$10,737
Intersegment Revenues	—	319	—	(319)	—
Operating Revenues	$10,737	$319	$—	$(319)	$10,737

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$2,086	$10	$(404)	$—	$1,692
Interest Expense	—	2	321	—	323
Depreciation, Depletion and Amortization	3,140	70	14	—	3,224
Provision (Benefit) for Income Taxes	989	7	(252)	—	744
Capital Expenditures	4,920	301	53	—	5,274

The following table presents financial information by major geographic area:

	United States	Europe	Africa	Asia and Other Countries	Corporate, Interest and other	Total
	(In millions)
2016
Operating revenues	$3,085	$610	$601	$466	$—	$4,762
Net income (loss) from continuing operations attributable to Hess Corporation	(2,353)	(439)	(355)	(1,775)	(1,210)	(6,132)
Depreciation, depletion and amortization	2,133	502	375	224	10	3,244
Impairment	67	—	—	—	—	67
Provision (benefit) for income taxes	411	243	244	715	609	2,222
Identifiable assets	16,096	5,180	1,507	3,238	2,600	28,621
Property, plant and equipment (net) (a)	14,596	4,907	1,266	2,779	47	23,595
Capital expenditures	1,400	59	10	452	—	1,921
2015
Operating revenues	$4,150	$870	$945	$671	$—	$6,636
Net income (loss) from continuing operations attributable to Hess Corporation	(1,834)	(408)	(274)	(115)	(377)	(3,008)
Depreciation, depletion and amortization	2,449	635	539	317	15	3,955
Impairment	986	279	100	251	—	1,616
Provision (benefit) for income taxes	(522)	(84)	(48)	(405)	(240)	(1,299)
Identifiable assets	18,365	6,207	2,178	4,867	2,540	34,157
Property, plant and equipment (net) (a)	15,729	5,300	1,682	3,520	121	26,352
Capital expenditures	2,727	297	160	865	—	4,049
2014
Operating revenues	$6,270	$1,557	$2,002	$908	$—	$10,737
Net income (loss) from continuing operations attributable to Hess Corporation	654	226	545	671	(404)	1,692
Depreciation, depletion and amortization	1,751	683	487	289	14	3,224
Provision (benefit) for income taxes	446	91	435	24	(252)	744
Capital expenditures	3,467	524	399	831	53	5,274
(a)	Of the total Europe, Property, plant and equipment (net), Norway represented $3,893 million in 2016 (2015: $4,108 million).

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.  Related Party Transactions

The following table presents our related party transactions:

	2016	2015	2014
	(In millions)
Sales:
WilcoHess (a)	$—	$—	$211
HOVENSA	—	—	31
(a)	We acquired our partners’ 56% interest in WilcoHess in January 2014 for approximately $290 million. See Note 9, Discontinued Operations.

24.  Financial Risk Management Activities

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

Corporate Financial Risk Management Activities: Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produced or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct the business with the intent of reducing exposure to foreign currency fluctuations.  These forward contracts comprise various currencies, primarily the British Pound and Danish Krone.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

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

The gross notional amounts of financial risk management derivative contracts outstanding at December 31, were as follows:

	2016	2015
	(In millions of USD)
Foreign exchange	$785	$967
Interest rate swaps	350	1,300

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below reflects the gross and net fair values of the risk management derivative instruments, all of which are based on Level 2 inputs:

	Accounts Receivable	Accounts Payable
	(In millions)
December 31, 2016
Derivative Contracts Designated as Hedging Instruments
Interest rate	$—	$—
Total derivative contracts designated as hedging instruments	—	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	9	(1)
Total derivative contracts not designated as hedging instruments	9	(1)
Gross fair value of derivative contracts	9	(1)
Master netting arrangements	(1)	1
Net Fair Value of Derivative Contracts	$8	$—

December 31, 2015
Derivative Contracts Designated as Hedging Instruments
Interest rate	$3	$—
Total derivative contracts designated as hedging instruments	3	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	19	(3)
Total derivative contracts not designated as hedging instruments	19	(3)
Gross fair value of derivative contracts	22	(3)
Master netting arrangements	(3)	3
Net Fair Value of Derivative Contracts	$19	$—

Derivative contracts designated as hedging instruments:

Commodity: In 2015, crude oil price hedging contracts increased E&P Sales and other operating revenues by $126 million, including losses of $48 million associated with changes in the time value of crude oil collars.  In 2014, crude oil price hedging contracts increased E&P Sales and other operating revenues by $193 million.  There were no crude oil hedge contracts in 2016.

Interest rate swaps:  At December 31, 2016, we had interest rate swaps with gross notional amounts of $350 million (2015: $1,300 million), which were designated as fair value hedges.  During 2016, we settled existing interest rate swaps and received cash proceeds of $5 million (2015: $41 million).  Changes in the fair value of interest rate swaps and the hedged fixed‑rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In 2016, we recorded an increase of $6 million, excluding accrued interest, in the fair value of interest rate swaps and a corresponding adjustment in the carrying value of the hedged fixed‑rate debt (2015: $4 million increase; 2014: $1 million increase).

Derivative contracts not designated as hedging instruments:

Foreign exchange:  Total foreign exchange gains and losses were a gain of $26 million in 2016 (2015: loss of $21 million; 2014: loss of $43 million) and are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income.  A component of foreign exchange gains or losses is the result of foreign exchange derivative contracts that are not designated as hedges which amounted to a gain of $62 million in 2016 (2015: gain of $98 million; 2014: gain of $117 million).

The after‑tax foreign currency translation adjustments included in the Statement of Consolidated Comprehensive Income amounted to a gain of $56 million for the year-ended December 31, 2016 (2015: loss of $344 million; 2014: loss of $756 million).  Cumulative currency translation adjustments reduced stockholders’ equity by $1,045 million at December 31, 2016 and $1,101 million at December 31, 2015.

Credit Risk: We are exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers.  Accounts receivable are generated from a diverse domestic and international customer base.  As of December 31, 2016, our Accounts receivable—Trade were concentrated with the following counterparty industry segments:  Integrated companies — 37%, Independent E&P companies — 19%, National oil companies — 16%, Storage and transportation companies — 10%, Refining and marketing companies — 7% and Others — 11%.  We reduce risk related to certain counterparties, where applicable, by using master netting arrangements and requiring collateral, generally cash or letters of credit.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016, we had outstanding letters of credit totaling $188 million (2015: $113 million).

Fair Value Measurement: We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at December 31, 2016 and December 31, 2015.  In addition, the disclosure for fair value of long-term debt in Note 12, Debt was based on Level 2 inputs.

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

During the three-year period ended December 31, 2016, we produced crude oil, natural gas liquids and natural gas principally in the United States (U.S.), Europe (Norway and Denmark), Africa (Equatorial Guinea, Libya and Algeria) and Asia and Other (the Malaysia/Thailand Joint Development Area (JDA), Malaysia, Thailand, and Indonesia).  Exploration activities were also conducted, or are planned, in certain of these areas as well as additional countries.  See Note 8, Dispositions in the Notes to Consolidated Financial Statements.

Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31	Total	United States	Europe (c)	Africa	Asia and Other
	(In millions)
2016
Property acquisitions
Unproved	$11	$11	$—	$—	$—
Proved	—	—	—	—	—
Exploration (a)	491	211	6	(2)	276
Production and development capital expenditures (b)	1,188	1,006	(64)	(58)	304
2015
Property acquisitions
Unproved	$22	$22	$—	$—	$—
Proved	—	—	—	—	—
Exploration (a)	622	255	1	3	363
Production and development capital expenditures (b)	3,549	2,414	310	155	670
2014
Property acquisitions
Unproved	$88	$21	$—	$—	$67
Proved	—	—	—	—	—
Exploration (a)	763	354	16	113	280
Production and development capital expenditures (b)	4,727	2,991	778	319	639
(a)	Includes $13 million of exploration costs incurred for unconventional assets in 2016 (2015: $45 million; 2014: $283 million).
(b)	Includes a reduction of $188 million for asset retirement obligations related to net accruals and revisions in 2016 (2015: $151 million increase; 2014: $326 million increase).
(c)	Costs incurred in oil and gas producing activities in Norway, were as follows for the years ended December 31:
	2016	2015	2014
	(In millions)
Property Acquisitions	$—	$—	$—
Exploration	—	—	—
Production and development capital expenditures*	(19)	92	525
*	Includes net accruals and revisions for asset retirement obligations.

Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31,
	2016	2015
	(In millions)
Unproved properties	$710	$958
Proved properties	4,258	4,202
Wells, equipment and related facilities	38,821	38,738
Total costs	43,789	43,898
Less: Reserve for depreciation, depletion, amortization and lease impairment	22,768	20,025
Net Capitalized Costs	$21,021	$23,873

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non‑oil and gas producing activities, primarily gains (losses) on sales of oil and gas properties, sales of purchased crude oil, natural gas liquids and natural gas, interest expense and other non-operating income. Therefore, these results are on a different basis than the net income (loss) from E&P operations reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 22, Segment Information in the Notes to Consolidated Financial Statements.

For the Years Ended December 31	Total	United States	Europe (b)	Africa	Asia and Other
	(In millions)
2016
Sales and Other Operating Revenues	$3,668	$2,096	$597	$519	$456
Costs and Expenses
Operating costs and expenses	1,697	955	321	249	172
Production and severance taxes	101	94	1	—	6
Bakken Midstream tariffs	478	478	—	—	—
Exploration expenses, including dry holes and lease impairment	1,442	342	6	—	1,094
General and administrative expenses	235	218	1	7	9
Depreciation, depletion and amortization	3,132	2,031	502	375	224
Total Costs and Expenses	7,085	4,118	831	631	1,505
Results of Operations Before Income Taxes	(3,417)	(2,022)	(234)	(112)	(1,049)
Provision (benefit) for income taxes (a)	1,550	380	208	244	718
Results of Operations	$(4,967)	$(2,402)	$(442)	$(356)	$(1,767)

2015
Sales and Other Operating Revenues	$5,201	$2,706	$870	$956	$669
Costs and Expenses
Operating costs and expenses	1,764	786	402	426	150
Production and severance taxes	146	138	2	4	2
Bakken Midstream tariffs	449	449	—	—	—
Exploration expenses, including dry holes and lease impairment	881	255	1	183	442
General and administrative expenses	317	262	31	4	20
Depreciation, depletion and amortization	3,852	2,361	635	539	317
Impairment	1,616	986	279	100	251
Total Costs and Expenses	9,025	5,237	1,350	1,256	1,182
Results of Operations Before Income Taxes	(3,824)	(2,531)	(480)	(300)	(513)
Provision (benefit) for income taxes	(1,117)	(588)	(76)	(48)	(405)
Results of Operations	$(2,707)	$(1,943)	$(404)	$(252)	$(108)

2014
Sales and Other Operating Revenues	$8,839	$4,461	$1,540	$1,962	$876
Costs and Expenses
Operating costs and expenses	1,815	731	461	441	182
Production and severance taxes	275	240	3	—	32
Bakken Midstream tariffs	212	212	—	—	—
Exploration expenses, including dry holes and lease impairment	840	359	90	36	355
General and administrative expenses	325	270	—	16	39
Depreciation, depletion and amortization	3,140	1,681	683	487	289
Total Costs and Expenses	6,607	3,493	1,237	980	897
Results of Operations Before Income Taxes	2,232	968	303	982	(21)
Provision (benefit) for income taxes	919	392	101	435	(9)
Results of Operations	$1,313	$576	$202	$547	$(12)

(a)

Includes charges to establish valuation allowances against net deferred tax assets amounting to $2,920 million.  The charge is attributed to the geographic region in which the operations occurred that gave rise to the net deferred tax asset (United States - $1,144 million, Europe - $486 million, Africa - $249 million and Asia & Other - $1,041 million).

(b)	Results of operations for oil and gas producing activities in Norway were as follows for the years ended December 31.
	2016	2015	2014
	(In millions)
Sales and Other Operating Revenues	$419	$635	$1,102
Costs and Expenses
Operating costs and expenses	252	314	376
Production and severance taxes	—	2	3
Exploration expenses, including dry holes and lease impairment	—	—	—
General and administrative expenses	6	3	4
Depreciation, depletion and amortization	362	501	513
Total Costs and Expenses	620	820	896
Results of Operations Before Income Taxes	(201)	(185)	206
Provision (benefit) for income taxes	(157)	(171)	103
Results of Operations	$(44)	$(14)	$103

Proved Oil and Gas Reserves

Our proved oil and gas reserves are calculated in accordance with the Securities and Exchange Commission (SEC) regulations and the requirements of the Financial Accounting Standards Board.  Proved oil and gas reserves are quantities, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations.  Our estimation of net recoverable quantities of liquid hydrocarbons and natural gas is a highly technical process performed by our internal teams of geoscience and reservoir engineering professionals.  Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering, and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).”  The method or combination of methods used in the analysis of each reservoir is based on the maturity of the reservoir, the completeness of the subsurface data available at the time of the estimate, the stage of reservoir development and the production history.  Where applicable, reliable technologies may be used in reserve estimation, as defined in the SEC regulations.  These technologies, including computational methods, must have been field tested and demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.  In order for reserves to be classified as proved, any required government approvals must be obtained and depending on the cost of the project, either senior management or the Board of Directors must commit to fund the development.  Our proved reserves are subject to certain risks and uncertainties, which are discussed in Item 1A. Risk Factors of this Form 10‑K.

Internal Controls

The Corporation maintains internal controls over its oil and gas reserve estimation processes which are administered by the Corporation’s Director, Global Reserves and its Chief Financial Officer. Estimates of reserves are prepared by technical staff who work directly with the oil and gas properties using standard reserve estimation guidelines, definitions and methodologies.  Each year, reserve estimates for a selection of the Corporation’s assets are subject to internal technical audits and reviews.  In addition, an independent third-party reserve engineer reviews and audits a significant portion of the Corporation’s reported reserves (see pages 87 through 92).  Reserve estimates are reviewed by senior management and the Board of Directors.

Qualifications

The person primarily responsible for overseeing the preparation of the Corporation’s oil and gas reserves during 2016 was Mr. David DuBois, Director Global Reserves. Mr. DuBois is a member of the Society of Petroleum Engineers and has over 30 years of experience in the oil and gas industry with a BS degree in Petroleum Engineering. His experience has been primarily focused on oil and gas subsurface understanding and reserves estimation in both domestic and international areas.  Mr. DuBois is responsible for the Corporation’s Global Reserves group, which is the internal organization responsible for establishing the policies and processes used within the operating units to estimate reserves and perform internal technical reserve audits and reviews.

Reserves Audit

We engaged the consulting firm of DeGolyer and MacNaughton (D&M) to perform an audit of the internally prepared reserve estimates on certain fields aggregating 78% of 2016 year‑end reported reserve quantities on a barrel of oil equivalent basis (2015: 83%). The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates and compliance with SEC regulations. The D&M letter report, dated February 1, 2017, on the Corporation’s estimated oil and gas reserves was prepared using standard geological and engineering methods generally recognized in the petroleum industry. D&M is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years.  D&M’s letter report on the Corporation’s December 31, 2016 oil and gas reserves is included as an exhibit to this Form 10‑K. While the D&M report should be read in its entirety, the report concludes that for the properties reviewed by D&M, the total net proved reserve estimates prepared by Hess and audited by D&M, in the aggregate, differed by less than 3% of total audited net proved reserves on a barrel of oil equivalent basis. The report also includes among other information, the qualifications of the technical person primarily responsible for overseeing the reserve audit.

Crude Oil Prices Used to Estimate Proved Reserves

Proved reserves are calculated using the average price during the twelve-month period before December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2016 were $42.68 per barrel for WTI (2015: $50.13; 2014: $94.42) and $44.45 per barrel for Brent (2015: $55.10; 2014: $101.35).  New York Mercantile Exchange (NYMEX) natural gas prices used were $2.54 per mcf in 2016 (2015: $2.63; 2014: $4.30).  Revisions primarily associated with lower crude oil prices reduced proved reserves by 29 million boe at December 31, 2016 and 234 million boe at December 31, 2015.

At December 31, 2016, spot prices for WTI oil closed at $53.75 per barrel.  If crude oil prices in 2017 average below those used in determining 2016 proved reserves, we may recognize further negative revisions of our December 31, 2016 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2017 above those used in determining 2016 proved reserves could result in positive revisions to proved reserves at December 31, 2017.  It is difficult to estimate the magnitude of any potential negative or positive change in proved reserves as of December 31, 2017, due to a number of factors that are currently unknown, including 2017 crude oil prices, any revisions based on 2017 reservoir performance, and the levels to which industry costs will change in response to movements in commodity prices.

Following are the Corporation’s proved reserves:

	Crude Oil & Condensate					Natural Gas Liquids
	United States	Europe (b)	Africa	Asia	Total	United States	Europe (b)	Asia	Total
	(Millions of bbls)					(Millions of bbls)

Net Proved Reserves
At January 1, 2014	469	271	210	22	972	113	20	3	136
Revisions of previous estimates (a)	(26)	(23)	(8)	1	(56)	(8)	3	—	(5)
Extensions, discoveries and other additions	115	30	6	1	152	22	4	—	26
Sales of minerals in place	—	—	—	(16)	(16)	—	—	(3)	(3)
Production	(46)	(13)	(20)	(1)	(80)	(8)	(1)	—	(9)
At December 31, 2014	512	265	188	7	972	119	26	—	145
Revisions of previous estimates (a)	(157)	(54)	9	(1)	(203)	(42)	—	—	(42)
Extensions, discoveries and other additions	45	6	1	—	52	11	1	—	12
Sales of minerals in place	—	—	(8)	—	(8)	—	—	—	—
Production	(54)	(14)	(18)	(1)	(87)	(14)	—	—	(14)
At December 31, 2015	346	203	172	5	726	74	27	—	101
Revisions of previous estimates (a)	42	(14)	2	1	31	23	(19)	—	4
Extensions, discoveries and other additions	12	33	—	—	45	5	—	—	5
Sales of minerals in place	—	—	—	—	—	—	—	—	—
Production	(45)	(12)	(12)	(1)	(70)	(16)	—	—	(16)
At December 31, 2016	355	210	162	5	732	86	8	—	94

Net Proved Developed Reserves
At January 1, 2014	227	118	185	15	545	51	8	2	61
At December 31, 2014	264	114	163	3	544	56	9	—	65
At December 31, 2015	253	114	148	5	520	51	12	—	63
At December 31, 2016	245	116	138	5	504	59	3	—	62

Net Proved Undeveloped Reserves
At January 1, 2014	242	153	25	7	427	62	12	1	75
At December 31, 2014	248	151	25	4	428	63	17	—	80
At December 31, 2015	93	89	24	—	206	23	15	—	38
At December 31, 2016	110	94	24	—	228	27	5	—	32
(a)

The impact of changes in selling prices on the reserve estimates for production sharing contracts with cost recovery provisions in 2016 was an increase to Crude oil and condensate reserves of 1 million barrels (2015: 5 million barrels increase; 2014: 1 million barrels increase).

(b)	Crude oil and condensate and Natural gas liquids proved reserves in Norway were as follows:
	Crude Oil & Condensate			Natural Gas Liquids
	2016	2015	2014	2016	2015	2014
	(Millions of bbls)			(Millions of bbls)
At January 1	171	231	237	27	25	19
Revisions of previous estimates	(2)	(55)	(25)	(19)	2	3
Extensions, discoveries and other additions	4	5	28	—	—	4
Sales of minerals in place	—	—	—	—	—	—
Production	(8)	(10)	(9)	—	—	(1)
At December 31	165	171	231	8	27	25
Net Proved Developed Reserves at December 31	75	86	86	3	12	9
Net Proved Undeveloped Reserves at December 31	90	85	145	5	15	16

	Natural Gas					Total
	United States	Europe (d)	Africa	Asia	Total	United States	Europe (d)	Africa	Asia	Total
	(Millions of mcf)					(Millions of boe)

Net Proved Reserves
At January 1, 2014	464	238	160	1,113	1,975	660	331	236	210	1,437
Revisions of previous estimates (a)	58	(31)	(3)	26	50	(24)	(25)	(8)	5	(52)
Extensions, discoveries and other additions	184	26	—	192	402	168	38	6	33	245
Sales of minerals in place	(20)	—	—	(329)	(349)	(4)	—	—	(73)	(77)
Production (b)	(66)	(13)	(2)	(116)	(197)	(66)	(16)	(20)	(20)	(122)
At December 31, 2014	620	220	155	886	1,881	734	328	214	155	1,431
Revisions of previous estimates (a)	(113)	25	(5)	(116)	(209)	(218)	(50)	8	(20)	(280)
Extensions, discoveries and other additions	102	5	—	3	110	73	8	1	—	82
Sales of minerals in place	—	—	—	—	—	—	—	(8)	—	(8)
Production (b)	(104)	(16)	(2)	(106)	(228)	(85)	(17)	(18)	(19)	(139)
At December 31, 2015	505	234	148	667	1,554	504	269	197	116	1,086
Revisions of previous estimates (a)	116	(38)	(3)	160	235	84	(39)	1	28	74
Extensions, discoveries and other additions	73	41	—	—	114	29	40	—	—	69
Sales of minerals in place	—	—	—	—	—	—	—	—	—	—
Production (b)	(104)	(17)	(2)	(83)	(206)	(78)	(15)	(12)	(15)	(120)
At December 31, 2016 (c)	590	220	143	744	1,697	539	255	186	129	1,109

Net Proved Developed Reserves
At January 1, 2014	279	104	149	578	1,110	325	143	210	113	791
At December 31, 2014	350	96	144	329	919	378	139	187	58	762
At December 31, 2015	368	123	137	643	1,271	365	147	171	112	795
At December 31, 2016	404	125	132	739	1,400	371	140	160	128	799

Net Proved Undeveloped Reserves
At January 1, 2014	185	134	11	535	865	335	188	26	97	646
At December 31, 2014	270	124	11	557	962	356	189	27	97	669
At December 31, 2015	137	111	11	24	283	139	122	26	4	291
At December 31, 2016	186	95	11	5	297	168	115	26	1	310
(a)

The impact of changes in selling prices on the reserve estimates for production sharing contracts with cost recovery provisions in 2016 was an increase to natural gas reserves of 12 million mcf (2015: 42 million mcf increase; 2014: 7 million mcf increase).

(b)	Natural gas production in 2016 includes 15 million mcf used for fuel (2015: 14 million mcf; 2014: 10 million mcf).
(c)	Excludes approximately 165 million mcf of carbon dioxide gas for sale or use in company operations.
(d)	Natural gas and Total proved reserves in Norway were as follows:
	Natural Gas			Total
	2016	2015	2014	2016	2015	2014
	(Millions of mcf)			(Millions of boe)
At January 1	191	180	198	230	286	289
Revisions of previous estimates	(26)	18	(33)	(25)	(50)	(28)
Extensions, discoveries and other additions	4	3	24	5	6	36
Sales of minerals in place	—	—	—	—	—	—
Production	(9)	(10)	(9)	(10)	(12)	(11)
At December 31	160	191	180	200	230	286
Net Proved Developed Reserves at December 31	72	84	67	90	112	106
Net Proved Undeveloped Reserves at December 31	88	107	113	110	118	180

Extensions, discoveries and other additions (‘Additions’)

2016:  Total Additions were 69 million boe, of which 45 million boe (34 million barrels of crude oil, 2 million barrels of natural gas liquids and 55 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves were primarily from drilling activity in the Bakken shale play in North Dakota and from a 20-year extension to the license for the South Arne Field, offshore Denmark, which extends expiry to 2047.  Additions to proved undeveloped reserves were 24 million boe (11 million barrels of crude oil, 3 million barrels of natural gas liquids and 59 million mcf of natural gas) and are discussed in further detail below.

2015:  Total Additions were 82 million boe, of which 33 million boe (19 million barrels of crude oil, 5 million barrels of natural gas liquids and 54 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves were primarily from drilling activity in the Bakken shale play in North Dakota and the Utica shale play in Ohio.  Additions to proved undeveloped reserves were 49 million boe (33 million barrels of crude oil, 7 million barrels of natural gas liquids and 56 million mcf of natural gas) and are discussed in further detail below.

2014:  Total Additions were 245 million boe, of which 32 million boe (17 million barrels of crude oil, 5 million barrels of natural gas liquids and 62 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves were primarily from drilling activity in the Bakken shale play in North Dakota and the Utica shale play in Ohio.  Additions to proved undeveloped reserves were 213 million boe (135 million barrels of crude oil, 21 million barrels of natural gas liquids and 340 million mcf of natural gas) and are discussed in further detail below.

Revisions of previous estimates

2016: Total revisions of previous estimates amounted to a net increase of 74 million boe, of which net positive revisions increased proved reserves by 103 million boe (54 million barrels of crude oil, 5 million barrels of natural gas liquids and 265 million mcf of natural gas) and negative revisions associated with lower crude oil prices reduced proved reserves by 29 million boe (23 million barrels of crude oil, 1 million barrels of natural gas liquids and 30 million mcf of natural gas).  Total revisions of proved developed reserves amounted to a net increase of 41 million boe (5 million barrels decrease of crude oil, 7 million barrels increase of natural gas liquids and 235 million mcf increase of natural gas) reflecting improved expected recoveries in the Bakken shale play in North Dakota, completion of incremental development activities at the North Malay Basin, partially offset by negative revisions at the Valhall field offshore Norway due to changes in estimated recoveries of natural gas liquids and natural gas, and negative price revisions mostly related to crude oil reserves.  Revisions associated with proved undeveloped reserves are discussed in further detail below.

2015:  Total revisions of previous estimates were a net decrease of 280 million boe.  Negative revisions associated with lower crude oil prices reduced proved reserves at December 31, 2015 by 234 million boe (158 million barrels of crude oil; 26 million barrels of natural gas liquids and 299 million mcf of natural gas), including 220 million boe (147 million barrels of crude oil, 22 million barrels of natural gas liquids and 303 million mcf of natural gas) associated with proved undeveloped reserves.  Other net negative revisions were 46 million boe, which also primarily related to proved undeveloped reserves that are discussed below.

2014:  Total negative revisions to proved reserves were 52 million boe (56 million barrels of crude oil and 4 million barrels of natural gas liquids, partially offset by an increase of 50 million mcf in natural gas), that primarily reflect changes in proved undeveloped reserves which are discussed in further detail below.

Proved Undeveloped Reserves

Following are the Corporation’s proved undeveloped reserves:

	United States	Europe	Africa	Asia	Total
	(Millions of boe)
Net Proved Undeveloped Reserves
At January 1, 2014	335	188	26	97	646
Revisions of previous estimates	(44)	(11)	1	(2)	(56)
Extensions, discoveries and other additions	138	38	4	33	213
Transfers to proved developed reserves	(73)	(26)	(4)	(8)	(111)
Sales of minerals in place (a)	—	—	—	(23)	(23)
At December 31, 2014	356	189	27	97	669
Revisions of previous estimates	(203)	(57)	(1)	(31)	(292)
Extensions, discoveries and other additions	42	7	—	—	49
Transfers to proved developed reserves	(56)	(17)	—	(62)	(135)
Sales of minerals in place	—	—	—	—	—
At December 31, 2015	139	122	26	4	291
Revisions of previous estimates	50	(14)	—	(3)	33
Extensions, discoveries and other additions	13	11	—	—	24
Transfers to proved developed reserves	(34)	(4)	—	—	(38)
Sales of minerals in place	—	—	—	—	—
At December 31, 2016	168	115	26	1	310
(a)	In 2014, the Corporation divested of its remaining operations in Indonesia and Thailand.

Extensions, discoveries and other additions (‘Additions’)

2016: In the United States, additions were at the Utica shale play in Ohio as result of changes in well design that improved both well economics and recoverability, and at the Bakken shale play in North Dakota due to drilling plans.  In Europe, additions were primarily from a 20-year extension to the license for the South Arne Field, offshore Denmark, which extends expiry to 2047.

2015:  In the United States, we recognized additions of 29 million boe in the Bakken shale play and 13 million boe related to the Tubular Bells and Penn State fields in the Gulf of Mexico based on drilling plans for new wells.

2014:  In the United States, we recognized additions of 97 million boe in the Bakken shale play and 18 million boe in the Utica shale play based on drilling plans for new wells.  We also recognized 21 million boe related to the sanction of the Stampede development project in the Gulf of Mexico.  At the Valhall Field offshore Norway, additions resulting from planned drilling activity were 37 million boe.  At the North Malay Basin offshore Malaysia, we recognized additions of 31 million boe upon signing a gas sales agreement for the full field development phase of the project.

Revisions of previous estimates

2016: Total positive reserve revisions were 33 million boe.  Technical revisions increased reserves by 44 million boe and were primarily from an improved well design at the Bakken shale play in North Dakota, which was partially offset by negative revisions at the Valhall Field offshore Norway due to changes in expected recoveries of natural gas liquids and natural gas.  Negative revisions resulting from lower commodity prices totaled 11 million boe and were primarily in the Bakken shale play.

2015:  Total negative reserve revisions were 292 million boe.  Negative revisions resulting from lower commodity prices totaled 220 million boe, and were primarily in the Bakken shale play (127 million boe), the North Malay Basin offshore Malaysia (34 million boe), the Valhall Field offshore Norway (30 million boe) and the Stampede project in the Gulf of Mexico (21 million boe).  Other negative revisions included 48 million boe related to planned drilling dates of certain Bakken wells moving beyond 2020 due to reprioritization of the drilling schedule, and 26 million boe at the Valhall Field offshore Norway primarily related to drilling schedule changes.

2014:  In the United States, Bakken negative revisions of 47 million boe were as a result of well performance and reprioritization of well locations in the drilling schedule resulting in certain wells moving beyond 2019.  At the Valhall Field offshore Norway, downward technical revisions amounted to 9 million boe.

Transfers to proved developed reserves (‘Transfers’)

2016: Transfers from proved undeveloped reserves to proved developed reserves included 21 million boe in the Bakken shale play and 13 million at the Tubular Bells and Conger fields in the Gulf of Mexico associated with drilling activity.

2015: Transfers from proved undeveloped reserves to proved developed reserves included 43 million boe in the Bakken shale play and 11 million boe at the Valhall Field offshore Norway associated with drilling activity.  Transfers of 61 million boe related to the JDA gas field in the Gulf of Thailand primarily resulted from additional development and drilling activity.

2014:  Transfers from proved undeveloped reserves into proved developed reserves included 38 million boe in the Bakken shale play and 15 million boe at the Valhall Field offshore Norway associated with drilling activity.  Transfers of 30 million boe were the result of achieving first production from the Tubular Bells Field in the Gulf of Mexico.

In 2016, capital expenditures of $589 million were incurred to convert proved undeveloped reserves to proved developed reserves (2015: $1,931 million; 2014: $3,110 million).  Capital expenditures in 2014 include production facilities and subsea infrastructure for the Tubular Bells field in the Gulf of Mexico which achieved first production in late 2014.

We are also involved in multiple long‑term projects that have staged developments.  Certain of these projects have proved reserves, which have been classified as undeveloped for a period in excess of five years, totaling 80 million boe or 7% of total proved reserves at December 31, 2016.  Most of the proved undeveloped reserves in excess of five years relate to the Valhall Field offshore Norway.

Production Sharing Contracts

The Corporation’s proved reserves include crude oil and natural gas reserves relating to long‑term agreements with governments or authorities in which the Corporation has the legal right to produce or has a revenue interest in the production. Proved reserves from these production sharing contracts for each of the three years ended December 31, 2016 are presented separately below, as well as volumes produced and received during 2016, 2015 and 2014 from these production sharing contracts.

	Crude Oil					Natural Gas

	United					United
	States	Europe	Africa	Asia	Total	States	Europe	Africa	Asia	Total
	(Millions of bbls)					(Millions of mcf)
Production Sharing Contracts
Proved Reserves
At December 31, 2014	—	—	52	7	59	—	—	27	886	913
At December 31, 2015	—	—	34	5	39	—	—	20	667	687
At December 31, 2016	—	—	24	5	29	—	—	15	744	759
Production
2014	—	—	18	1	19	—	—	2	105	107
2015	—	—	18	1	19	—	—	2	106	108
2016	—	—	12	1	13	—	—	2	83	85

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

The prices used for the discounted future net cash flows in 2016 were $42.68 per barrel for WTI (2015: $50.13; 2014: $94.42) and $44.45 per barrel for Brent (2015: $55.10; 2014: $101.35).  New York Mercantile Exchange (NYMEX) natural gas prices used were $2.54 per mcf in 2016 (2015: $2.63; 2014: $4.30) and do not include the effects of commodity hedges.  Selling prices have in the past, and can in the future, fluctuate significantly.  As a result, selling prices used in the disclosure of future net cash flows may not be representative of future selling prices.  In addition, the discounted future net cash flow estimates do not include exploration expenses, interest expense or corporate general and administrative expenses.  The amount of tax deductions, credits, and allowances relating to the Corporation’s proved oil and gas reserves can change year to year due to factors including changes in proved reserves, variances in actual pre-tax cash flows from forecasted pre-tax cash flows in historical periods, and the impact to year-end carryforward tax attributes associated with deducting in the Corporation’s income tax returns exploration expenses, interest expense, and corporate general and administrative expenses that are not contemplated in the standardized measure computations.  The future net cash flow estimates could be materially different if other assumptions were used.

At December 31	Total	United States	Europe (a)		Africa	Asia
	(In millions)
2016
Future revenues	$32,814	$13,035	$10,283		$6,907	$2,589
Less:
Future production costs	14,054	6,639	5,091		1,440	884
Future development costs	8,635	2,910	4,348		992	385
Future income tax expenses	2,450	—	(2,064)	(b)	4,406	108
	25,139	9,549	7,375		6,838	1,377
Future net cash flows	7,675	3,486	2,908		69	1,212
Less: Discount at 10% annual rate	3,650	1,288	2,072		40	250
Standardized Measure of Discounted Future Net Cash Flows	$4,025	$2,198	$836		$29	$962

2015
Future revenues	$41,010	$15,257	$13,456		$9,419	$2,878
Less:
Future production costs	14,275	6,775	5,000		1,628	872
Future development costs	8,486	2,901	4,088		1,150	347
Future income tax expenses	7,237	—	1,022		6,089	126
	29,998	9,676	10,110		8,867	1,345
Future net cash flows	11,012	5,581	3,346		552	1,533
Less: Discount at 10% annual rate	3,822	1,826	1,469		114	413
Standardized Measure of Discounted Future Net Cash Flows	$7,190	$3,755	$1,877		$438	$1,120

2014
Future revenues	$107,949	$51,054	$31,150		$19,448	$6,297
Less:
Future production costs	27,790	14,553	9,116		2,743	1,378
Future development costs	21,393	10,150	7,930		1,244	2,069
Future income tax expenses	27,060	6,798	7,143		12,876	243
	76,243	31,501	24,189		16,863	3,690
Future net cash flows	31,706	19,553	6,961		2,585	2,607
Less: Discount at 10% annual rate	14,704	9,988	3,251		393	1,072
Standardized Measure of Discounted Future Net Cash Flows	$17,002	$9,565	$3,710		$2,192	$1,535
(a)	At December 31, the standardized measure of discounted future net cash flows relating to proved reserves in Norway were as follows:
	2016	2015	2014
	(In millions)
Future revenues	$8,188	$11,639	$27,502
Less:
Future production costs	4,004	4,404	8,159
Future development costs	3,931	3,653	7,318
Future income tax expenses (b)	(2,112)	903	6,683
	5,823	8,960	22,160
Future net cash flows	2,365	2,679	5,342
Less: Discount at 10% annual rate	1,969	1,332	2,792
Standardized Measure of Discounted Future Net Cash Flows	$396	$1,347	$2,550
(b)

The Petroleum Tax Act provides for compensation by the Norwegian government to a company upon cessation of its exploration and production activities on the Norwegian Continental Shelf in an amount equal to the tax values of unutilized tax losses and certain other tax attributes, including dismantlement expenditures incurred after production has ceased that would qualify for compensation at an effective tax rate of 78%.  Due to the low crude oil price used in the 2016 computation, future income taxes reflect cash inflows for Norway of $2.1 billion on an undiscounted basis.  The corresponding present value reflected in the Standardized Measure of Discounted Future Net Cash Flows at December 31, 2016 is $70 million.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2016	2015	2014
	(In millions)
Standardized Measure of Discounted Future Net Cash Flows at January 1	$7,190	$17,002	$20,460
Changes during the year
Sales and transfers of oil and gas produced during the year, net of production costs	(1,392)	(2,842)	(6,537)
Development costs incurred during the year	1,376	3,398	4,401
Net changes in prices and production costs applicable to future production	(4,284)	(20,236)	(4,657)
Net change in estimated future development costs	(76)	5,116	(485)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	338	530	2,249
Revisions of previous oil and gas reserve estimates	376	(1,274)	(161)
Net purchases (sales) of minerals in place, before income taxes	—	(18)	(2,157)
Accretion of discount	779	2,799	3,243
Net change in income taxes	1,331	7,601	3,180
Revision in rate or timing of future production and other changes	(1,613)	(4,886)	(2,534)
Total	(3,165)	(9,812)	(3,458)
Standardized Measure of Discounted Future Net Cash Flows at December 31	$4,025	$7,190	$17,002

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

Following are quarterly results of operations:

	2016
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In millions, except per share amounts)
Sales and other operating revenues	$973		$1,224		$1,177		$1,388
Gross profit (loss) from continuing operations (a)	$(539)		$(333)		$(304)		$(417)

Net income (loss)	(488)		(373)		(317)		(4,898)
Less: Net income (loss) attributable to noncontrolling interests	21		19		22		(6)
Net income (loss) attributable to Hess Corporation	(509)		(392)		(339)		(4,892)
Less: Preferred stock dividends	6		12		12		11
Net income (loss) applicable to Hess Corporation common stockholders	$(515)		$(404	)(b)	$(351)		$(4,903	)(c)
Net income (loss) attributable to Hess Corporation per common share:
Basic:
Continuing operations	$(1.72)		$(1.29)		$(1.12)		$(15.65)
Discontinued operations	—		—		—		—
Net income (loss) per common share	$(1.72)		$(1.29)		$(1.12)		$(15.65)
Diluted:
Continuing operations	$(1.72)		$(1.29)		$(1.12)		$(15.65)
Discontinued operations	—		—		—		—
Net income (loss) per common share	$(1.72)		$(1.29)		$(1.12)		$(15.65)

	2015
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In millions, except per share amounts)
Sales and other operating revenues	$1,538		$1,953		$1,671		$1,474
Gross profit (loss) from continuing operations (a)	$(238)		$(364)		$(210)		$(1,592)

Income (loss) from continuing operations	$(376)		$(553)		$(239)		$(1,791)
Income (loss) from discontinued operations	(13)		(14)		(13)		(8)
Net income (loss)	(389)		(567)		(252)		(1,799)
Less: Net income (loss) attributable to noncontrolling interests	—		—		27		22
Net income (loss) attributable to Hess Corporation	$(389	)(d)	$(567	)(e)	$(279	)(f)	$(1,821	)(g)
Net income (loss) attributable to Hess Corporation per common share:
Basic:
Continuing operations	$(1.32)		$(1.94)		$(0.94)		$(6.40)
Discontinued operations	(0.05)		(0.05)		(0.04)		(0.03)
Net income (loss) per common share	$(1.37)		$(1.99)		$(0.98)		$(6.43)
Diluted:
Continuing operations	$(1.32)		$(1.94)		$(0.94)		$(6.40)
Discontinued operations	(0.05)		(0.05)		(0.04)		(0.03)
Net income (loss) per common share	$(1.37)		$(1.99)		$(0.98)		$(6.43)
(a)

Gross profit represents Sales and other operating revenues, less Cost of products sold, Operating costs and expenses, Production and severance taxes, Depreciation, depletion and amortization and Impairments.

(b)

Includes an after-tax charge of $52 million related to dry hole and related expenses, an after-tax charge of $22 million associated with the termination of a drilling rig contract and an after-tax gain of $17 million related to the sale of undeveloped acreage, onshore United States.

(c)

Includes a noncash charge of $3,749 million to establish valuation allowances against net deferred tax assets at December 31, 2016, an after-tax charge of $693 million to fully impair the carrying value of our Equus natural gas project offshore the North West Shelf of Australia, and other after-tax charges of $145 million related to offshore rig costs, loss on debt extinguishment, impairment of rail cars, severance and other charges.

(d)	Includes after-tax charges of $77 million related to dry hole and related expenses and an after-tax charge of $16 million for inventory write-offs.
(e)

Includes a non-taxable charge of $385 million related to goodwill impairment associated with our onshore E&P business and an after-tax charge of $21 million related to terminated international office space.

(f)

Includes an after-tax gain of $31 million from the sale of Utica dry gas acreage, $50 million tax benefit associated with an international investment incentive, and an after-tax charge of $43 million of dry hole, lease impairment and other exploration expenses.

(g)

Includes a non-taxable charge of $1,098 million related to goodwill impairment, exploration charges of $178 million primarily related to previously capitalized well costs, and a net after-tax impairment charge of $83 million associated with our legacy conventional assets in North Dakota.  We also recorded an after-tax charge of $41 million for our estimated liability resulting from HOVENSA LLC’s bankruptcy settlement.

The results of operations for the periods reported herein should not be considered as indicative of future operating results.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2016.

There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management’s report on internal control over financial reporting and the attestation report on the Corporation’s internal controls over financial reporting are included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Corporation’s definitive proxy statement for the 2017 annual meeting of stockholders.

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

Information relating to the audit committee is incorporated herein by reference to “Election of Directors” from the Corporation’s definitive proxy statement for the 2017 annual meeting of stockholders.

Executive Officers of the Corporation

The following table presents information as of February 23, 2017 regarding executive officers of the Corporation:

Name	Age	Office Held* and Business Experience	Year Individual Became an Executive Officer

John B. Hess	62	Chief Executive Officer and Director	1983
		Mr. Hess has been Chief Executive Officer of the Corporation since 1995 and employed by the Corporation since 1977. He has over 40 years of experience in the oil and gas industry.
Gregory P. Hill	55	Chief Operating Officer, Executive Vice President and President, Exploration and Production	2009

Mr. Hill has been Chief Operating Officer since 2014.  Mr. Hill has been President of Corporation's worldwide exploration and production business since joining the Corporation in January 2009.  Prior to joining the Corporation, Mr. Hill spent 25 years at Royal Dutch Shell and its affiliates in a variety of operations, engineering, technical and managerial roles in Asia-Pacific, Europe and the United States.

Timothy B. Goodell	59	Senior Vice President and General Counsel	2009

Mr. Goodell has been the Senior Vice President and General Counsel of the Corporation since 2009.  Prior to joining the Corporation in 2009, he was a partner at the law firm of White & Case, LLP where he spent 25 years.

John P. Rielly	54	Senior Vice President and Chief Financial Officer	2002

Mr. Rielly has been the Senior Vice President and Chief Financial Officer of the Corporation since 2004.  Mr. Rielly previously served as Vice President and Controller of the Corporation from 2001 to 2004.  Prior to joining the Corporation in 2001, he was a Partner at Ernst & Young, LLP where he was employed for 16 years.

Andrew Slentz	55	Senior Vice President, Human Resources	2016

Mr. Slentz has been Senior Vice President, Human Resources of the Corporation since April 2016.  Prior to joining the Corporation, Mr. Slentz served as Executive Vice President of Administration and Human Resources at Peabody Energy since 2010.  Mr. Slentz has over 25 years in human resources experience at large international public companies.

Brian D. Truelove	58	Senior Vice President, Global Services	2014

Mr. Truelove has been Senior Vice President, Offshore of the Corporation since 2013.  He previously served as Senior Vice President, Services.  Prior to joining the Corporation in 2011, Mr. Truelove spent 30 years with Royal Dutch Shell and its affiliates, where he served in a variety of managerial and operating roles around the world.

Michael R. Turner	57	Senior Vice President, Global Production	2014

Mr. Turner has been Senior Vice President, Onshore of the Corporation since 2013.  He previously served as Senior Vice President, Global Production.  Prior to joining the Corporation in 2009, Mr. Turner spent 28 years with Royal Dutch Shell and its affiliates in a variety of production leadership positions around the world.

Barbara Lowery-Yilmaz	60	Senior Vice President, Exploration	2014

Ms. Lowery-Yilmaz has been the Senior Vice President, Exploration of the Corporation since August 2014.  Ms. Lowery-Yilmaz has over 30 years of oil and gas industry experience in exploration and technology with BP plc and its affiliates including senior leadership roles.

*

All officers referred to herein hold office in accordance with the By‑laws until the first meeting of the Directors following the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified.  Each of said officers was elected to the office opposite their name on May 4, 2016.

Except for Ms. Lowery-Yilmaz and Mr. Slentz, each of the above officers has been employed by the Corporation or its affiliates in various managerial and executive capacities for more than five years.  Prior to joining the Corporation, Ms.

Lowery-Yilmaz served in senior executive positions in exploration and production at BP plc and Mr. Slentz served in senior executive positions in human resources at Peabody Energy and its affiliates.

Item 11.  Executive Compensation

Information relating to executive compensation is incorporated herein by reference to “Election of Directors—Executive Compensation and Other Information,” from the Corporation’s definitive proxy statement for the 2017 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors—Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors—Ownership of Equity Securities by Management” from the Corporation’s definitive proxy statement for the 2017 annual meeting of stockholders.

See Equity Compensation Plans in Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for information pertaining to securities authorized for issuance under equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information relating to this item is incorporated herein by reference to “Election of Directors” from the Corporation’s definitive proxy statement for the 2017 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services

Information relating to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” from the Corporation’s definitive proxy statement for the 2017 annual meeting of stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2017.

HESS CORPORATION (Registrant)

By	/S/ JOHN P. RIELLY
(John P. Rielly) Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Hess John B. Hess	Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2017

/s/ James H. Quigley James H. Quigley	Director and Chairman of the Board	February 23, 2017

/s/ Rodney F. Chase Rodney F. Chase	Director	February 23, 2017

/s/ Terrence J. Checki Terrence J. Checki	Director	February 23, 2017

/s/ Leonard S. Coleman Jr. Leonard S. Coleman Jr.	Director	February 23, 2017

/s/ Edith E. Holiday Edith E. Holiday	Director	February 23, 2017

/s/ dr. Risa Lavizzo-Mourey Dr. Risa Lavizzo-Mourey	Director	February 23, 2017

/s/ Marc S. Lipschultz Marc S. Lipschultz	Director	February 23, 2017

/s/ David Mcmanus David McManus	Director	February 23, 2017

/s/ dr. Kevin O. Meyers Dr. Kevin O. Meyers	Director	February 23, 2017

/s/ John H. Mullin, III John H. Mullin, III	Director	February 23, 2017

/s/ Fredric G. Reynolds Fredric G. Reynolds	Director	February 23, 2017

/s/ John P. Rielly John P. Rielly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2017

/s/ William G. Schrader William G. Schrader	Director	February 23, 2017

Schedule II

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2016, 2015 and 2014

			Additions
Description	Balance January 1	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance December 31
	(In millions)
2016
Losses on receivables	$43	$5	$—	$40	$8
Deferred income tax valuation	$1,578	$3,962	$—	$90	$5,450
2015
Losses on receivables	$13	$32	$—	$2	$43
Deferred income tax valuation	$1,416	$280	$—	$118	$1,578
2014
Losses on receivables	$27	$—	$—	$14	$13
Deferred income tax valuation	$1,519	$142	$(1)	$244	$1,416

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

4(14)	Form of 4.30% Note due 2027, incorporated by reference to Exhibit 4(1) to Form 8‑K of Registrant filed on September 28, 2016.
4(15)

Form of 5.80% Note due 2047, incorporated by reference to Exhibit 4(2) to Form 8‑K of Registrant filed on September 28, 2016.

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

10(1)*	Annual Cash Incentive Plan description incorporated by reference to Item 5.02 of Form 8‑K of Registrant filed on March 4, 2016.
10(2)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10‑K of Registrant for the fiscal year ended December 31, 2004.
10(3)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
10(4)*	2016 Performance Incentive Plan for Senior Officers, as approved by stockholders on May 4, 2016, incorporated by reference to Exhibit 10(1) to Form 8-K of Registrant filed on May 10, 2016.
10(5)*	Hess Corporation Pension Restoration Plan, dated January 19, 1990, incorporated by reference to Exhibit 10(9) of Form 10‑K of Registrant for the fiscal year ended December 31, 1989.
10(6)*	Amendment, dated December 31, 2006, to Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(10) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
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

21	Subsidiaries of Registrant.
23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 23, 2017.
23(2)	Consent of DeGolyer and MacNaughton dated February 23, 2017.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
99(1)

Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated February 1, 2017, on proved reserves audit as of December 31, 2016 of certain properties attributable to Registrant.

101(INS)	XBRL Instance Document
101(SCH)	XBRL Schema Document
101(CAL)	XBRL Calculation Linkbase Document
101(LAB)	XBRL Labels Linkbase Document
101(PRE)	XBRL Presentation Linkbase Document
101(DEF)	XBRL Definition Linkbase Document

* These exhibits relate to executive compensation plans and arrangements.