Form 10-Q
period 2017-03-31
HESS CORP
filed 2017-05-04
CIK 4447

Np

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 31, 2017, there were 317,916,303 shares of Common Stock outstanding.

HESS CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2017	2016
	(In millions,
	except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,686	$2,732
Accounts receivable
Trade	775	940
Other	137	86
Inventories	377	323
Other current assets	196	195
Total current assets	4,171	4,276
Property, plant and equipment:
Total — at cost	47,250	46,907
Less: Reserves for depreciation, depletion, amortization and lease impairment	24,049	23,312
Property, plant and equipment — net	23,201	23,595
Goodwill	375	375
Deferred income taxes	23	59
Other assets	330	316
Total Assets	$28,100	$28,621
Liabilities
Current Liabilities:
Accounts payable	$565	$433
Accrued liabilities	1,343	1,609
Taxes payable	102	97
Current maturities of long-term debt	116	112
Total current liabilities	2,126	2,251
Long-term debt	6,669	6,694
Deferred income taxes	1,125	1,144
Asset retirement obligations	1,943	1,912
Other liabilities and deferred credits	1,004	1,029
Total Liabilities	12,867	13,030
Equity
Hess Corporation stockholders’ equity:
Preferred stock, par value $1.00; Authorized — 20,000,000 shares
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — 575,000 shares (2016: 575,000)	1	1
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 317,916,303 shares (2016: 316,523,200)	318	317
Capital in excess of par value	5,804	5,773
Retained earnings	9,692	10,147
Accumulated other comprehensive income (loss)	(1,667)	(1,704)
Total Hess Corporation stockholders’ equity	14,148	14,534
Noncontrolling interests	1,085	1,057
Total equity	15,233	15,591
Total Liabilities and Equity	$28,100	$28,621

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,277	$973
Other, net	(2)	20
Total revenues and non-operating income	1,275	993

Costs and Expenses
Cost of products sold (excluding items shown separately below)	219	189
Operating costs and expenses	359	436
Production and severance taxes	31	19
Exploration expenses, including dry holes and lease impairment	58	132
General and administrative expenses	96	98
Interest expense	84	85
Depreciation, depletion and amortization	737	868
Total costs and expenses	1,584	1,827
Income (Loss) Before Income Taxes	(309)	(834)
Provision (benefit) for income taxes	(13)	(346)
Net Income (Loss)	(296)	(488)
Less: Net income (loss) attributable to noncontrolling interests	28	21
Net Income (Loss) Attributable to Hess Corporation	(324)	(509)
Less: Preferred stock dividends	12	6
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$(336)	$(515)

Net Income (Loss) Attributable to Hess Corporation Per Common Share
Basic	$(1.07)	$(1.72)
Diluted	$(1.07)	$(1.72)
Weighted Average Number of Common Shares Outstanding (Diluted)	313.9	299.8
Common Stock Dividends Per Share	$0.25	$0.25

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(In millions)

Net Income (Loss)	$(296)	$(488)

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Change in fair value of cash flow hedges	4	—
Income taxes on change in fair value of cash flow hedges	(2)	—
Change in derivatives designated as cash flow hedges, after taxes	2	—

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	7	—
Income taxes on actuarial changes in plan liabilities	(3)	—
(Increase) reduction in unrecognized actuarial losses, net	4	—
Amortization of net actuarial losses	17	16
Income taxes on amortization of net actuarial losses	—	(5)
Net effect of amortization of net actuarial losses	17	11
Change in pension and other postretirement plans, after taxes	21	11

Foreign currency translation adjustment
Foreign currency translation adjustment	14	169
Change in foreign currency translation adjustment	14	169

Other Comprehensive Income (Loss)	37	180

Comprehensive Income (Loss)	(259)	(308)
Less: Comprehensive income (loss) attributable to noncontrolling interests	28	21
Comprehensive Income (Loss) Attributable to Hess Corporation	$(287)	$(329)

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(296)	$(488)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	737	868
Exploratory dry hole costs	—	85
Exploration lease impairment	7	9
Stock compensation expense	22	25
Provision (benefit) for deferred income taxes and other tax accruals	(27)	(351)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	115	317
(Increase) decrease in inventories	(55)	(13)
Increase (decrease) in accounts payable and accrued liabilities	(115)	(360)
Increase (decrease) in taxes payable	6	(15)
Changes in other operating assets and liabilities	(45)	(137)
Net cash provided by (used in) operating activities	349	(60)

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(340)	(567)
Additions to property, plant and equipment - Midstream	(50)	(53)
Proceeds from asset sales	100	—
Other, net	—	7
Net cash provided by (used in) investing activities	(290)	(613)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	5	5
Debt with maturities of greater than 90 days
Borrowings	—	—
Repayments	(26)	(17)
Proceeds from issuance of preferred stock	—	557
Proceeds from issuance of common stock	—	1,087
Cash dividends paid	(92)	(80)
Other, net	8	(38)
Net cash provided by (used in) financing activities	(105)	1,514

Net Increase (Decrease) in Cash and Cash Equivalents	(46)	841
Cash and Cash Equivalents at Beginning of Year	2,732	2,716
Cash and Cash Equivalents at End of Period	$2,686	$3,557

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity
		(In millions)
Balance at January 1, 2017	$1	$317	$5,773	$10,147	$(1,704)	$14,534	$1,057	$15,591
Cumulative effect of adoption of new accounting standards	—	—	2	(39)	—	(37)	—	(37)
Net income (loss)	—	—	—	(324)	—	(324)	28	(296)
Other comprehensive income (loss)	—	—	—	—	37	37	—	37
Share-based compensation, including income taxes	—	1	29	—	—	30	—	30
Dividends on preferred stock	—	—	—	(12)	—	(12)	—	(12)
Dividends on common stock	—	—	—	(80)	—	(80)	—	(80)
Balance at March 31, 2017	$1	$318	$5,804	$9,692	$(1,667)	$14,148	$1,085	$15,233

Balance at January 1, 2016	$—	$286	$4,127	$16,637	$(1,664)	$19,386	$1,015	$20,401
Net income (loss)	—	—	—	(509)	—	(509)	21	(488)
Other comprehensive income (loss)	—	—	—	—	180	180	—	180
Stock issuance	1	29	1,577	—	—	1,607	—	1,607
Share-based compensation, including income taxes	—	2	18	—	—	20	—	20
Dividends on preferred stock	—	—	—	(6)	—	(6)	—	(6)
Dividends on common stock	—	—	—	(80)	—	(80)	—	(80)
Balance at March 31, 2016	$1	$317	$5,722	$16,042	$(1,484)	$20,598	$1,036	$21,634

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2017 and December 31, 2016, the consolidated results of operations for the three months ended March 31, 2017 and 2016, and consolidated cash flows for the three months ended March 31, 2017 and 2016.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by generally accepted accounting principles (GAAP) in the United States have been condensed or omitted from these interim financial statements.  These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

On January 1, 2017, the Corporation’s interests in a Permian Basin gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota were transferred from the Exploration and Production (E&P) segment to the Midstream segment as a result of organizational changes to the management of these assets. These additional assets are wholly-owned by the Corporation and are not included in our Hess Infrastructure Partners joint venture.  Prior period information has been recast to conform to the current period presentation.  See Note 8, Segment Information.

In the first quarter of 2017, we adopted Accounting Standards Update (ASU) 2016-16, Income Taxes – Intra-Entity Transfer of Assets Other than Inventory.  This ASU requires the recognition of income tax consequences from intra-entity transfer of assets other than inventory when the transfer occurs.  The adoption of this standard was applied on a modified retrospective basis through a cumulative effect adjustment as of January 1, 2017, that resulted in a decrease to Retained earnings and a decrease to Deferred income taxes, included in non-current assets, of $37 million.

In the first quarter of 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU makes changes to various provisions associated with share-based accounting, including provisions affecting the accounting for income taxes, the accounting for forfeitures, the presentation of the statements of cash flow, and the consideration of net settlement provisions on the balance sheet classification of the share-based award.  As part of the adoption of this ASU, we elected to account for forfeitures of share-based awards in the period when they occur.  The effect of this election was applied on a modified retrospective basis through a cumulative effect adjustment as of January 1, 2017, that resulted in a decrease to Retained earnings and an increase to Capital in excess of par value of $2 million.  The cumulative effect adjustment to deferred tax assets for excess tax benefits not previously recognized as of the beginning of the period was offset by a corresponding change in valuation allowance, resulting in no cumulative effect adjustment to retained earnings.  Further, as part of the adoption of this ASU, we have applied its provisions affecting excess tax benefits on a prospective basis in the statement of income and the statement of cash flows, effective January 1, 2017.

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606.  This ASU is effective for us beginning in the first quarter of 2018, with early adoption permitted from the first quarter of 2017.  We have developed a project plan for the implementation of ASC 606 in the first quarter of 2018, and conducted an evaluation of a sample of revenue contracts with customers against the requirements of the standard.  Further analysis is planned in 2017 to complete the implementation plan.  Based on our assessment to date, we have not identified any changes to the timing of revenue recognition based on the requirements of ASC 606 that would have a material impact on our consolidated financial statements. We plan to adopt ASC 606 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption with a cumulative effect adjustment, if any, recorded to retained earnings as of January 1, 2018.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets.  This ASU clarifies the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets.  This ASU is effective for us beginning in the first quarter of 2018, with early application permitted.  We are currently assessing the impact of the ASU on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits.  This ASU requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization.  This ASU is effective for us beginning in the first quarter of 2018, with early application permitted.  We are currently assessing the impact of the ASU on our consolidated financial statements.

2.  Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2017	2016
	(In millions)
Crude oil and natural gas liquids	$137	$77
Materials and supplies	240	246
Total Inventories	$377	$323

3.  Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the three months ended March 31, 2017 (in millions):

Balance at January 1, 2017	$597
Additions to capitalized exploratory well costs pending the determination of proved reserves	27
Balance at March 31, 2017	$624

Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $511 million at March 31, 2017 and primarily related to:

Ghana:  Approximately 55% of the capitalized well costs in excess of one year relates to our Deepwater Tano/Cape Three Points license (Hess 50% license interest), offshore Ghana.  The government of Côte d’Ivoire has challenged the maritime border between it and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  We are unable to proceed with development of this license until there is a resolution of this matter, which may also impact our

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ability to develop the license.  The International Tribunal for Law of the Sea is expected to render a final ruling on the maritime border dispute in September 2017.  Under terms of our license and subject to resolution of the border dispute, we have declared commerciality for four discoveries, including the Pecan Field in March 2016, which would be the primary development hub for the block.  Following a favorable outcome of the border dispute, we will have ten months to submit a plan of development to the Ghanaian government.  Front-end engineering studies and other development planning is progressing.

Guyana:  Approximately 20% of the capitalized well costs in excess of one year relates to the Stabroek Block, offshore Guyana (Hess 30% participating interest), where the operator Esso Exploration and Production Guyana Limited, announced a significant oil discovery at the Liza-1 well in the second quarter of 2015.  During 2016, the operator completed a 17,000 square kilometer 3D seismic acquisition on the Stabroek Block and drilled the Liza-2, Liza-3, and Payara-1 wells, all of which encountered hydrocarbons. During 2017, the operator drilled the Snoek-1 well, which confirmed another oil discovery on the Stabroek Block.  Development planning is underway and we expect to be in a position to sanction the first phase of the Liza development in 2017.  Additional exploration and appraisal drilling is also planned on the block.

Gulf of Mexico: Approximately 20% of the capitalized well costs in excess of one year relates to an appraisal well in the northern portion of the Shenzi Field (Hess 28% participating interest) in the Gulf of Mexico, where hydrocarbons were encountered in the fourth quarter of 2015.  The operator is evaluating plans for developing this area of the field.

JDA:  Approximately 5% of the capitalized well costs in excess of one year relates to the JDA in the Gulf of Thailand (Hess 50%) where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18.  The operator is currently evaluating results and formulating future drilling plans in the area.

4.  Hess Infrastructure Partners LP

We consolidate the activities of Hess Infrastructure Partners LP (HIP), a 50/50 joint venture between Hess Corporation and Global Infrastructure Partners (GIP), which qualifies as a variable interest entity (VIE) under U.S. GAAP.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our 50% ownership, to direct those activities that most significantly impact the economic performance of HIP.

HIP, which owns Bakken midstream assets, is a component of our Midstream segment.  At March 31, 2017, HIP liabilities totaling $800 million (December 31, 2016: $841 million) are on a nonrecourse basis to Hess Corporation, while HIP assets available to settle the obligations of HIP include cash and cash equivalents totaling $2 million (December 31, 2016: $2 million) and property, plant and equipment with a carrying value of $2,528 million (December 31, 2016: $2,528 million).

5. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Service cost	$14	$16
Interest cost	26	28
Expected return on plan assets	(41)	(42)
Amortization of unrecognized net actuarial losses	17	16
Pension expense	$16	$18

In 2017, we expect to contribute $52 million to our funded pension plans.  Through March 31, 2017, we have contributed $14 million to these plans.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  Weighted Average Common Shares

The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Net income (loss) attributable to Hess Corporation Common Stockholders:
Net income (loss)	$(296)	$(488)
Less: Net income (loss) attributable to noncontrolling interests	28	21
Less: Preferred stock dividends	12	6
Net income (loss) attributable to Hess Corporation Common Stockholders	$(336)	$(515)

Weighted average number of common shares outstanding:
Basic	313.9	299.8
Effect of dilutive securities
Restricted common stock	—	—
Stock options	—	—
Performance share units	—	—
Mandatory Convertible Preferred stock	—	—
Diluted	313.9	299.8

The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended
	March 31,
	2017	2016
Restricted common stock	3,126,222	3,036,611
Stock options	6,298,896	6,720,462
Performance share units	313,004	885,939
Common shares from conversion of preferred stocks	12,547,650	7,214,291

During the three months ended March 31, 2017, we granted 1,206,732 shares of restricted stock (2016 Q1: 1,596,742), 438,980 performance share units (2016 Q1: 433,170) and 662,819 stock options (2016 Q1: 805,068).

7.  Guarantees and Contingencies

We are subject to loss contingencies with respect to various claims, lawsuits and other proceedings. A liability is recognized in our consolidated financial statements when it is probable that a loss has been incurred and the amount can be reasonably estimated. If the risk of loss is probable, but the amount cannot be reasonably estimated or the risk of loss is only reasonably possible, a liability is not accrued; however, we disclose the nature of those contingencies. We cannot predict with certainty if, how or when existing claims, lawsuits and proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through lengthy discovery, conciliation and/or arbitration proceedings, or litigation before a loss or range of loss can be reasonably estimated. Subject to the foregoing, in management’s opinion, based upon currently known facts and circumstances, the outcome of such lawsuits, claims and proceedings, including the matters described below, is not expected to have a material adverse effect on our financial condition. However, we could incur judgments, enter into settlements, or revise our opinion regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and our cash flows in the period in which the amounts are paid.

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

In March 2014, we received an Administrative Order from EPA requiring us and 26 other parties to undertake the Remedial Design for the remedy selected by the EPA for the Gowanus Canal Superfund Site in Brooklyn, New York. The remedy includes dredging of surface sediments and the placement of a cap over the deeper sediments throughout the Canal and in-situ stabilization of certain contaminated sediments that will remain in place below the cap. EPA has estimated that this remedy will cost $506 million; however, the ultimate costs that will be incurred in connection with the design and implementation of the remedy remain uncertain. Our alleged liability derives from our former ownership and operation of a fuel oil terminal adjacent to the Canal. We indicated to EPA that we would comply with the Administrative Order and are currently contributing funding for the Remedial Design based on an interim allocation of costs among the parties. At the same time, we are participating in an allocation process whereby a neutral expert selected by the parties will determine the final shares of the Remedial Design costs to be paid by each of the participants. The parties have not yet addressed the allocation of costs associated with implementing the remedy that is currently being designed.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.  Segment Information

We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.

The following table presents operating segment financial data (in millions):

For the Three Months Ended March 31, 2017	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$1,275	$2	$—	$—	$1,277
Intersegment Revenues	—	147	—	(147)	—
Operating Revenues	$1,275	$149	$—	$(147)	$1,277

Net Income (Loss) attributable to Hess Corporation	$(233)	$18	$(109)	$—	$(324)
Depreciation, Depletion and Amortization	703	32	2	—	737
Provision (Benefit) for Income Taxes (a)	(20)	11	(4)	—	(13)
Capital Expenditures	342	28	—	—	370

For the Three Months Ended March 31, 2016	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$971	$2	$—	$—	$973
Intersegment Revenues	—	133	—	(133)	—
Operating Revenues	$971	$135	$—	$(133)	$973

Net Income (Loss) attributable to Hess Corporation	$(453)	$16	$(72)	$—	$(509)
Depreciation, Depletion and Amortization	837	28	3	—	868
Provision (Benefit) for Income Taxes	(315)	9	(40)	—	(346)
Capital Expenditures	504	36	—	—	540
(a)

The provision for income taxes in the Midstream segment is presented before consolidating its operations with other U.S. activities of the Company and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact is presented in the E&P segment.

Identifiable assets by operating segment were as follows:

	March 31,	December 31,
	2017	2016
	(In millions)
Exploration and Production	$22,481	$22,856
Midstream	3,166	3,165
Corporate, Interest and Other	2,453	2,600
Total	$28,100	$28,621

9.  Financial Risk Management Activities

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

Gross notional amounts of both long and short positions are presented in the table below.  These amounts include long and short positions that offset in closed positions and have not reached contractual maturity.  Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gross notional amounts of financial risk management derivative contracts outstanding were as follows:

	March 31, 2017	December 31, 2016
	(In millions)
Commodity - crude oil (millions of barrels)	4	—
Foreign exchange	$69	$785
Interest rate swaps	$350	$350

During the first quarter of 2017, we entered into Brent crude oil price collars to hedge 15,000 barrels of oil per day (bopd) through December 31, 2017.  These collars have a floor price of $55 per barrel and a ceiling price of $75 per barrel.  In April, 2017, we entered into additional Brent crude oil price collars covering 5,000 bopd through December 31, 2017, that have a floor price of $55 per barrel and a ceiling price of $75 per barrel, and West Texas Intermediate (WTI) crude oil price collars covering 60,000 bopd through December 31, 2017 that have a floor price of $50 per barrel and a ceiling price of $70 per barrel.  The crude oil price collars, which have been designated as cash flow hedges, reduce the price exposure to our net production that is hedged.

The table below reflects the gross and net fair values of the risk management derivative instruments, all of which are based on Level 2 inputs:

	Accounts Receivable	Accounts Payable
	(In millions)
March 31, 2017
Derivative Contracts Designated as Hedging Instruments
Commodity	$17	$—
Interest rate	—	(1)
Total derivative contracts designated as hedging instruments	17	(1)
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	—	—
Total derivative contracts not designated as hedging instruments	—	—
Gross fair value of derivative contracts	17	(1)
Net Fair Value of Derivative Contracts	$17	$(1)

December 31, 2016
Derivative Contracts Designated as Hedging Instruments
Interest rate	$—	$—
Total derivative contracts designated as hedging instruments	—	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	9	(1)
Total derivative contracts not designated as hedging instruments	9	(1)
Gross fair value of derivative contracts	9	(1)
Master netting arrangements	(1)	1
Net Fair Value of Derivative Contracts	$8	$—

Derivative contracts designated as hedging instruments:

Crude oil collars:  Realized and unrealized gains from crude oil collars for the first quarter of 2017 increased E&P Sales and other operating revenue by $1 million ($1 million after income taxes).  At March 31, 2017, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to crude oil collars were $2 million, which will be reclassified into earnings during 2017 as the hedged crude oil sales are recognized in earnings.  There were no crude oil hedge contracts in 2016.

Interest rate swaps:  At March 31, 2017, and December 31, 2016, we had interest rate swaps with gross notional amounts totaling $350 million, which were designated as fair value hedges.  In the first quarter of 2017, the change in fair value of interest rate swaps was a decrease of $1 million (2016 Q1: an increase of $14 million).  Changes in the fair value of the interest rate swaps and the hedged fixed‑rate debt are recorded in Interest expense in the Statement of Consolidated Income.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative contracts not designated as hedging instruments:

Foreign exchange:  Total foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income amounted to a loss of $1 million in the first quarter of 2017 (2016 Q1: gain of $6 million).  A component of foreign exchange gains or losses is the result of foreign exchange derivative contracts that are not designated as hedges which amounted to a loss of less than $1 million (2016 Q1: loss of $20 million).  The after‑tax foreign currency translation adjustments included in the Statement of Consolidated Comprehensive Income amounted to a gain of $14 million in the first quarter of 2017 (2016 Q1: gain of $169 million). The cumulative currency translation adjustment at March 31, 2017, was a reduction to shareholders’ equity of $1,031 million compared with a reduction of $1,045 million at December 31, 2016.

Fair Value Measurement:  We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at March 31, 2017.  Total long-term debt with a carrying value of $6,785 million at March 31, 2017, had a fair value of $7,222 million based on Level 2 inputs.

10.  Subsequent Events

In April 2017, Hess Midstream Partners LP (the “Partnership”), sold 16,997,000 common units representing limited partner interests at a price of $23 per unit in an initial public offering (IPO) for net proceeds of approximately $360 million, of which $350 million was distributed equally to Hess Corporation and GIP.

The Partnership owns an approximate 20% controlling interest in the operating companies that comprise our midstream joint venture, while HIP, the 50/50 joint venture between Hess Corporation and GIP, owns the remaining 80%.  Hess Corporation and GIP each own a direct 33.75% limited partner interest in the Partnership and a 50% indirect ownership through HIP of the general partner which has a 2% economic interest plus incentive distribution rights.  The public unit holders own a 30.5% limited partner interest.  Hess will continue to consolidate HIP subsequent to the IPO.

The Partnership has a $300 million 4-year senior secured syndicated revolving credit facility, which became available for utilization at completion of the IPO.  The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Norway.  The Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids, or NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.

Beginning January 1, 2017, Hess’s Midstream segment includes our interests in a Permian Basin gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota.  These assets are wholly-owned by the Corporation and are not held in our Hess Infrastructure Partners joint venture.  Certain previously reported amounts have been recast to reflect the inclusion of these assets as part of the Midstream operating segment.

2017 Outlook

We forecast net production to average between 300,000 barrels of oil equivalent per day (boepd) and 310,000 boepd in 2017, excluding Libya.  Due primarily to planned seasonal maintenance at several of our offshore assets in the second quarter, we expect net production will average between 275,000 boepd and 285,000 boepd, excluding Libya.  We expect net production, excluding Libya, to average 305,000 boepd to 315,000 boepd in the third quarter of 2017, and 330,000 boepd to 340,000 boepd in the fourth quarter.  The ramp up in production over the second half of the year will be driven by the start-up of our North Malay Basin development project in the third quarter and increased drilling activity in the Bakken.

Net cash provided by operating activities was $349 million in the first quarter of 2017, compared with net cash used in operating activities of $60 million in the first quarter of 2016.  While strip crude oil prices for 2017 are improved over the prior-year, we forecast a net operating cash flow deficit (cash flow from operating activities less capital expenditures) for the year.  We expect to fund our net operating cash flow deficit (including capital expenditures) in 2017 with cash on hand, which was $2.7 billion at March 31, 2017.

First Quarter Results

In the first quarter of 2017, we incurred a net loss of $324 million compared to a net loss of $509 million in the first quarter of 2016.  First quarter 2017 after-tax results were improved as higher realized oil selling prices and lower operating costs and exploration expenses more than offset the change in deferred incomes taxes and lower production volumes.

Exploration and Production

In the first quarter of 2017, E&P incurred a net loss of $233 million compared with a net loss of $453 million in the first quarter of 2016.  Worldwide net production averaged 311,000 boepd in the first quarter of 2017, compared to net production of 350,000 boepd in the first quarter of 2016.  The average realized crude oil selling price, including hedging, was $48.58 per barrel, up from $28.50 in the first quarter of 2016.  The average realized natural gas liquids selling price in the first quarter of 2017 was $18.71 per barrel compared to $7.44 in the prior-year quarter, while the average realized natural gas selling price was $3.20 per thousand cubic feet (mcf), down from $3.42 in the first quarter of 2016.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

Exploration and Production

The following is an update of our E&P activities:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play averaged 99,000 boepd for the first quarter of 2017 (2016 Q1: 111,000 boepd) reflecting temporary operational impacts caused by severe winter weather and the effects from a reduced drilling program.  In the first quarter of 2017, we operated an average of two rigs, drilled 11 wells and brought 8 new wells on production.  The Corporation added a third rig in March and a fourth rig in April, and plans to add two additional rigs in the fourth quarter to end 2017 with six rigs.  For the full year of 2017, we expect to drill 80 wells and bring 75 new wells online.

•

In the Gulf of Mexico, net production for the first quarter of 2017 averaged 66,000 boepd (2016 Q1: 69,000 boepd).  The decrease in production primarily reflects unplanned well downtime at the Conger Field (Hess 38%) and natural field declines, partially offset by higher production from the Tubular Bells Field (Hess 57%).  In the second quarter of 2017, an approximately 34 day shut-down is planned for the Conger Field and an approximately 44 day shut-down for the Llano Field (Hess 50%).  As a result, we expect our Gulf of Mexico net production to average between 50,000 boepd and 55,000 boepd for the quarter.

•

At the Valhall Field (Hess 64%), offshore Norway, in the first quarter of 2017, net production averaged 27,000 boepd (2016 Q1:  30,000 boepd).  The operator resumed drilling from the platform rig in the first quarter, with the first well expected to be brought on production in the fourth quarter of 2017.

•

At North Malay Basin (Hess 50%), in the Gulf of Thailand, the topside facilities for the central processing platform were shipped from the fabrication yard to the field and installed on the platform.  In addition, we commenced commissioning of the central processing facilities.  The fourteenth and final well of the Phase I development drilling campaign was completed in the first quarter.  The floating, storage, and offloading vessel is currently expected to be transported to the field in the second quarter and production is expected to commence in the third quarter of 2017, after which net production is expected to increase to 165 million cubic feet per day.

Other E&P assets:

•

At the Hess operated Stampede development project (Hess 25%) in the Green Canyon area of the Gulf of Mexico, the first production well was completed, preparatory work for platform installation was finalized, and the second rig commenced drilling operations in February.  First production is targeted for the first half of 2018, after which net production is expected to ramp up to 15,000 boepd.

•

In Guyana, at the offshore Stabroek Block (Hess 30%), operated by Esso Exploration and Production Guyana Limited, results from the Snoek-1 well confirmed another oil discovery on the block.  The Snoek-1 well, which is located approximately 5 miles southeast of the Liza-1 oil discovery, encountered more than 82 feet of high-quality, oil-bearing sandstone reservoirs.  The co-venture partners continue to evaluate the resource potential on the broader Stabroek Block and the operator is currently drilling the Liza-4 appraisal well.  Development planning is underway and we expect to be in a position to sanction the first phase of the Liza development in 2017.  The development concept for Liza Phase 1 is expected to involve a floating production, storage and offloading vessel that will process approximately 120,000 bopd gross from two subsea drill centers.

Midstream

The following is an update of our Midstream activities:

•

In April 2017, Hess Midstream Partners LP (the “Partnership”), sold 16,997,000 common units representing limited partner interests at a price of $23 per unit in an initial public offering (IPO) for net proceeds of approximately $360 million, of which $350 million was distributed equally to Hess Corporation and GIP.

The Partnership owns an approximate 20% controlling interest in the operating companies that comprise our midstream joint venture, while Hess Infrastructure Partners LP (HIP), the 50/50 joint venture between Hess Corporation and GIP, owns the remaining 80%.  Hess Corporation and GIP each own a direct 33.75% limited partner interest in the Partnership and a 50% indirect ownership through HIP of the general partner which has a 2% economic interest plus incentive distribution rights.  The public unit holders own a 30.5% limited partner interest.  Hess will continue to consolidate HIP subsequent to the IPO.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended
	March 31,
	2017	2016
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(233)	$(453)
Midstream	18	16
Corporate, Interest and Other	(109)	(72)
Total	$(324)	$(509)

Net Income (Loss) Attributable to Hess Corporation Per Common Share - Diluted (a)	$(1.07)	$(1.72)
(a)	Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of diluted shares.

Comparison of Results

Exploration and Production

Following is a summarized income statement of our E&P operations:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,275	$971
Other, net	(5)	10
Total revenues and non-operating income	1,270	981
Costs and Expenses
Cost of products sold (excluding items shown separately below)	242	204
Operating costs and expenses	309	384
Production and severance taxes	31	19
Midstream tariffs	124	118
Exploration expenses, including dry holes and lease impairment	58	132
General and administrative expenses	56	55
Depreciation, depletion and amortization	703	837
Total costs and expenses	1,523	1,749
Results of Operations Before Income Taxes	(253)	(768)
Provision (benefit) for income taxes	(20)	(315)
Net Income (Loss) Attributable to Hess Corporation	$(233)	$(453)

The changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, midstream tariffs, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Selling Prices:  Higher realized selling prices in the first quarter of 2017 improved after-tax results by approximately $190 million compared with the first quarter of 2016.

Average selling prices were as follows:

	Three Months Ended
	March 31,
	2017	2016
Crude Oil - Per Barrel (Including Hedging)
United States
Onshore	$46.47	$26.90
Offshore	47.18	27.02
Total United States	46.74	26.94
Europe	54.04	32.52
Africa	51.25	28.87
Asia	54.70	39.13
Worldwide	48.58	28.50

Crude Oil - Per Barrel (Excluding Hedging)
United States
Onshore	$46.47	$26.90
Offshore	47.18	27.02
Total United States	46.74	26.94
Europe	54.18	32.52
Africa	51.37	28.87
Asia	54.70	39.13
Worldwide	48.61	28.50

Natural Gas Liquids - Per Barrel
United States
Onshore	$18.07	$6.87
Offshore	20.55	9.66
Total United States	18.43	7.20
Europe	28.06	16.24
Worldwide	18.71	7.44

Natural Gas - Per Mcf
United States
Onshore	$2.32	$1.20
Offshore	2.40	1.47
Total United States	2.35	1.27
Europe	3.99	4.59
Asia	4.01	5.58
Worldwide	3.20	3.42

During the first quarter of 2017, we entered into Brent crude oil price collars to hedge 15,000 barrels of oil per day (bopd) through December 31, 2017.  These collars have a floor price of $55 per barrel and a ceiling price of $75 per barrel.  In April, we entered into additional Brent crude oil price collars covering 5,000 bopd through December 31, 2017, that have a floor price of $55 per barrel and a ceiling price of $75 per barrel, and West Texas Intermediate (WTI) crude oil price collars covering 60,000 bopd through December 31, 2017, that have a floor price of $50 per barrel and a ceiling price of $70 per barrel.  There were no crude oil hedge contracts in 2016.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Production Volumes:  Net crude oil, natural gas liquids and natural gas production averaged 311,000 boepd in the first quarter of 2017, and 350,000 boepd for the same period in 2016.  Due primarily to planned seasonal maintenance at several of our offshore assets, we expect net production to average between 275,000 boepd and 285,000 boepd in the second quarter.  Net production for the full year of 2017 is forecast to average between 300,000 boepd and 310,000 boepd.

Our net daily worldwide production was as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Crude Oil - Barrels
United States
Bakken	67	73
Other Onshore	8	10
Total Onshore	75	83
Offshore	47	51
Total United States	122	134
Europe	31	35
Africa	35	37
Asia	2	2
Worldwide	190	208

Natural Gas Liquids - Barrels
United States
Bakken	23	27
Other Onshore	10	13
Total Onshore	33	40
Offshore	6	6
Total United States	39	46
Europe	1	1
Worldwide	40	47

Natural Gas - Mcf
United States
Bakken	53	67
Other Onshore	106	135
Total Onshore	159	202
Offshore	75	74
Total United States	234	276
Europe	38	45
Asia	212	250
Worldwide	484	571

Barrels of Oil Equivalent (a)	311	350

Crude oil and natural gas liquids as a share of total production	74%	73%
(a)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 18.

United States:  Onshore net production was lower in the first quarter of 2017 compared to the first quarter of 2016, primarily due to severe winter weather in North Dakota and the effects from a reduced drilling program in the Bakken shale play.  Offshore net production was lower in the first quarter of 2017, compared to the corresponding period in 2016, due to unplanned well downtime at the Conger Field and natural field declines, partially offset by increased production from the Tubular Bells Field.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

International:  Net production was lower in the first quarter of 2017, compared to the first quarter of 2016, primarily due to the effects of reduced drilling activity in response to low oil prices and natural field decline.

Sales Volumes:  The impact of lower sales volumes decreased after-tax results by approximately $60 million in the first quarter of 2017, compared to the first quarter of 2016.

Our worldwide sales volumes were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Crude oil - barrels	15,744	19,449
Natural gas liquids - barrels	3,623	4,254
Natural gas - mcf	43,544	51,970
Barrels of Oil Equivalent (a)	26,624	32,365

Crude oil - barrels per day	175	214
Natural gas liquids - barrels per day	40	47
Natural gas - mcf per day	484	571
Barrels of Oil Equivalent Per Day (a)	296	356
(a)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 18.

Cost of Products Sold:  Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from our partners in Hess operated wells or other third parties.  The increase in Cost of products sold in the first quarter of 2017 compared with the same period in 2016, principally reflects the impact of higher benchmark crude oil prices on the cost of purchased volumes.

Cash Operating Costs:  Cash operating costs, consisting of operating costs and expenses, production and severance taxes and E&P general and administrative expenses, were down in the first quarter of 2017, compared to the same period in 2016, due to lower workover expenses, lease operating and employee costs, partially offset by higher production taxes in the Bakken shale play.

Depreciation, Depletion and Amortization:  DD&A expenses were lower in the first quarter of 2017, compared with the prior-year period, resulting from lower production and an improved portfolio average DD&A rate due to the production mix.

Unit Cost Information:  Unit cost per barrel of oil equivalent (boe) information is based on total E&P production volumes.  Actual and forecast unit costs are as follows:

	Actual		Forecast range (a)
	Three Months Ended		Three Months Ended	Twelve Months Ended
	March 31,		June 30,	December 31,
	2017	2016	2017	2017

Cash operating costs	$14.15	$14.38	$15.50 — $16.50	$15.00 — $16.00
Depreciation, depletion and amortization costs	25.10	26.28	25.00 — 26.00	24.00 — 25.00
Total Production Unit Costs	$39.25	$40.66	$ 40.50 — $42.50	$ 39.00 — $41.00
(a)	Forecast information excludes any contribution from Libya and items affecting comparability of earnings.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Exploratory dry hole costs	$—	$85
Exploratory lease impairment	7	9
Geological and geophysical expense and exploration overhead	51	38
	$58	$132

Exploratory dry hole costs in the first quarter of 2016 related to a non-operated exploration well in the Gulf of Mexico.  Exploration expenses, excluding dry hole expense, are estimated to be in the range of $65 million to $75 million in the second quarter of 2017 and $250 million to $270 million for the full year of 2017.

Income Taxes:  The effective income tax rate for E&P operations, excluding Libya, was a benefit of 13% in the first quarter of 2017 compared to a benefit of 41% in the prior-year quarter.  Commencing in 2017, we are generally not recognizing deferred tax benefit or expense in the U.S., Denmark (hydrocarbon tax only), and Malaysia while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with the requirements of U.S. accounting standards.  Excluding items affecting comparability of earnings between periods and Libyan operations, the E&P effective income tax rate is expected to be a benefit in the range of 10% to 14% in the second quarter of 2017, and a benefit in the range of 12% to 16% for the full year of 2017.

Midstream

Following is a summarized income statement of our Midstream operations:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Revenues and Non-Operating Income
Total revenues and non-operating income	$149	$135

Costs and Expenses
Operating costs and expenses	50	52
General and administrative expenses	5	5
Depreciation, depletion and amortization	32	28
Interest expense	5	4
Total costs and expenses	92	89

Results of Operations Before Income Taxes	57	46
Provision (benefit) for income taxes (a)	11	9
Net income (loss)	46	37
Less: Net income (loss) attributable to noncontrolling interests (b)	28	21
Net Income (Loss) Attributable to Hess Corporation	$18	$16
(a)

The provision for income taxes in the Midstream segment in 2017 is presented before consolidating its operations with other U.S. activities of the Company and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact is presented in the E&P segment.

(b)	Hess Infrastructure Partners is not subject to tax and, therefore, the noncontrolling interest’s share of net income is a pre-tax amount.

Total revenues and non-operating income for the first quarter of 2017 increased from the prior year period primarily due to higher minimum volume commitments earned in the current quarter.  The decrease in Operating costs and expenses in the first quarter of 2017, compared with same period in 2016, primarily reflects cost savings and lower third-party rail charges.  The increase in DD&A in the first quarter of 2017, compared to the same period in 2016, results from capital expenditures on gathering pipelines and related facilities that have been placed in service.  Net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $15 million to $25 million in the second quarter of 2017 and $65 million to $85 million for the full year of 2017.

In April 2017, Hess Midstream Partners LP (the “Partnership”), sold 16,997,000 common units representing limited partner interests at a price of $23 per unit in an initial public offering (IPO) for net proceeds of approximately $360 million, of which $350 million was distributed equally to Hess Corporation and GIP.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

The Partnership owns an approximate 20% controlling interest in the operating companies that comprise our midstream joint venture, while HIP, the 50/50 joint venture between Hess Corporation and GIP, owns the remaining 80%.  Hess Corporation and GIP each own a direct 33.75% limited partner interest in the Partnership and a 50% indirect ownership through HIP of the general partner which has a 2% economic interest plus incentive distribution rights.  The public unit holders own a 30.5% limited partner interest.  Hess will continue to consolidate HIP subsequent to the IPO.

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)

Corporate and other expenses	$34	$31
Interest expense	96	94
Less: Capitalized interest	(17)	(13)
Interest expense, net	79	81
Corporate, Interest and Other expenses before income taxes	113	112
Provision (benefit) for income taxes	(4)	(40)
Total Corporate, Interest and Other Expenses After Income Taxes	$109	$72

Corporate and other expenses were higher in the first quarter of 2017, compared to the same period in 2016, primarily due to higher insurance expense.  Capitalized interest was higher in the first quarter of 2017, compared to the same period in 2016, following increased activity at the Hess operated Stampede development project.  The benefit for income taxes is lower in the first quarter of 2017, compared to the same period in 2016, due to us generally not recognizing deferred tax benefit or expense in the U.S. while we maintain valuation allowances against net deferred tax assets in accordance with the requirements of U.S. accounting standards.

Second quarter 2017 after-tax corporate expenses, are expected to be in the range of $35 million to $40 million, and after-tax interest expense is expected to be in the range of $75 million to $80 million.  We estimate after-tax corporate expenses for full year 2017 to be in the range of $140 million to $150 million, and interest expense to be in the range of $295 million to $305 million, after-tax.

Other Items Potentially Affecting Future Results

Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, natural gas liquids and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, political risk, environmental risk and catastrophic risk.  For a more comprehensive description of the risks that may affect our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

	March 31,	December 31,
	2017	2016
	(In millions, except ratio)
Cash and cash equivalents	$2,686	$2,732
Current maturities of long-term debt	116	112
Total debt (a)	6,785	6,806
Total equity	15,233	15,591
Debt to capitalization ratio (b)	30.8%	30.4%
(a)

Includes $731 million of debt outstanding at March 31, 2017, from Hess Infrastructure Partners, our 50/50 Midstream joint venture, that is non-recourse to Hess Corporation (December 31, 2016: $733 million).

(b)	Total debt as a percentage of the sum of total debt plus equity.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Net cash provided by (used in):
Operating activities	$349	$(60)
Investing activities	(290)	(613)
Financing activities	(105)	1,514
Net Increase (Decrease) in Cash and Cash Equivalents	$(46)	$841

Operating activities:  Net cash provided by operating activities was $349 million in the first quarter of 2017, compared to net cash used of $60 million in the first quarter of 2016.  The increase in 2017 operating cash flows primarily reflects higher benchmark crude oil prices and lower operating costs, partially offset by lower production volumes.  Changes in working capital were a use of cash of $94 million in the first quarter of 2017, and a use of cash of $208 million in the first quarter of 2016.

Investing activities:  The reduction in cash outflows from investing activities is due to lower Additions to property, plant and equipment in the first quarter of 2017, as compared to the same period in 2016, reflecting reduced drilling activity.  Proceeds from asset sales were $100 million in the first quarter of 2017 relate to the sale of non-core acreage, onshore United States.

The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Capital expenditures incurred - E&P	$(342)	$(504)
Increase (decrease) in related liabilities	2	(63)
Additions to property, plant and equipment - E&P	$(340)	$(567)

Capital expenditures incurred - Midstream	$(28)	$(36)
Increase (decrease) in related liabilities	(22)	(17)
Additions to property, plant and equipment - Midstream	$(50)	$(53)

Financing activities: In the first quarter of 2017, we made net debt repayments of $21 million (2016 Q1: $12 million).  We paid common and preferred stock dividends in the first quarter of 2017 totaling $92 million (2016 Q1: $80 million).  In the first quarter of 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock for total net proceeds of $1.64 billion.

Future Capital Requirements and Resources

We ended the quarter with $2.7 billion in cash and cash equivalents and total liquidity including available committed credit facilities of approximately $7.2 billion.  Net cash provided by operating activities was $349 million in the first quarter of 2017, compared with net cash used in operating activities of $60 million in the first quarter of 2016.  While strip crude oil prices for 2017 are improved over the prior-year, we forecast a net operating cash flow deficit (cash flow from operating activities less capital expenditures) for the year.  We expect to fund our projected net operating cash flow deficit (including capital expenditures) in 2017 with cash on hand.  We may also take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce our planned capital program and other cash outlays, borrow from our committed credit facilities, issue debt or equity securities, and pursue asset sales.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

The table below summarizes the capacity, usage and available capacity of our borrowings and letter of credit facilities at March 31, 2017:

				Letters of
	Expiration			Credit		Available
	Date	Capacity	Borrowings	Issued	Total Used	Capacity
		(In millions)
Revolving credit facility - Hess Corporation	January 2020	$4,000	$—	$—	$—	$4,000
Revolving credit facility - HIP(a)	July 2020	400	158	—	158	242
Committed lines	Various (b)	545	—	29	29	516
Uncommitted lines	Various (b)	209	—	209	209	—
Total		$5,154	$158	$238	$396	$4,758
(a)	This facility may only be utilized by HIP and is non-recourse to Hess Corporation.
(b)	Committed and uncommitted lines have expiration dates through 2018.

Hess Corporation has a $4.0 billion syndicated revolving credit facility expiring in January 2020.  Borrowings on the facility will generally bear interest at 1.3% above the London Interbank Offered Rate (LIBOR).  The interest rate will be higher if our credit rating is lowered.  The facility contains a financial covenant that limits the amount of the total borrowings on the last day of each fiscal quarter to 65% of the Corporation’s total capitalization, defined as total debt plus stockholders’ equity.  As of March 31, 2017, Hess Corporation had no outstanding borrowings under this facility and was in compliance with this financial covenant.

We also have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

HIP has $1.0 billion of senior unsecured syndicated credit facilities, consisting of a $400 million 5-year revolving credit facility and a drawn $600 million 5-year Term Loan A facility.  The revolving credit facility can be used for borrowings and letters of credit to fund the joint venture’s operating activities and capital expenditures.  Term Loan A proceeds were used for a distribution to partners in July 2015.  Borrowings on both loan facilities generally bear interest at LIBOR plus an applicable margin ranging from 1.10% to 2.00%.  The interest rate is subject to adjustment based on HIP’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If HIP obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The credit facilities contain financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.  HIP is in compliance with these financial covenants at the end of the first quarter.  At March 31, 2017, borrowings under HIP’s revolving credit facility amounted to $158 million and borrowings under the Term Loan A facility amounted to $578 million, excluding deferred issuance costs, which are non-recourse to Hess Corporation.

In the first quarter of 2017, Hess Midstream Partners LP (the “Partnership”) entered into a $300 million 4-year senior secured syndicated revolving credit facility, which became available for utilization at completion of its initial public offering of common units in April.  The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership.  Borrowings on the credit facility will generally bear interest at LIBOR plus an applicable margin of 1.275%.  The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to EBITDA.  Facility fees will accrue at 0.275% every quarter.  If the Partnership obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The Partnership is subject to customary covenants in the credit agreement, including financial covenants that generally require a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters.  The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly-owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures

The Corporation is exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 9, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.

Financial Risk Management Activities

We have outstanding foreign exchange contracts with notional amounts totaling $69 million at March 31, 2017, to reduce our exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $5 million at March 31, 2017.

At March 31, 2017, our outstanding long‑term debt of $6,785 million, including current maturities, had a fair value of $7,222 million.  A 15% increase or decrease in the rate of interest would decrease or increase the fair value of long-term debt, including the impact of interest rate swaps, by approximately $480 million or $550 million, respectively.

During the first quarter of 2017, we entered into Brent crude oil price collars to hedge 15,000 bopd through December 31, 2017.  These collars have a floor price of $55 per barrel and a ceiling price of $75 per barrel.  In April, we entered into additional Brent crude oil price collars covering 5,000 bopd through December 31, 2017, that have a floor price of $55 per barrel and a ceiling price of $75 per barrel, and WTI crude oil price collars covering 60,000 bopd through December 31, 2017, that have a floor price of $50 per barrel and a ceiling price of $70 per barrel.

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

Item 4.Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2017.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

Information regarding legal proceedings is contained in Note 7, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 2.          Share Repurchase Activities.

Our common share repurchase activities for the three months ended March 31, 2017, were as follows:

2017	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c) (In millions)
January	—	$—	—	$1,150
February	41,070	51.73	—	1,150
March	—	—	—	1,150
Total	41,070	$51.73	—
(a)

Represents common shares repurchased at a price of $51.71 per common share on the open market, substantially all of which were subsequently granted to Directors in accordance with the Non-Employee Directors’ Stock Plan.

(b)	The average price paid per share was inclusive of transaction fees.
(c)

In March 2013, the Corporation announced a board authorized plan to repurchase up to $4 billion of outstanding common shares.  In May 2014, the Corporation increased the repurchase program to $6.5 billion.

PART II – OTHER INFORMATION (CONT’D.)

Item 6.          Exhibits and Reports on Form 8‑K.

a.	Exhibits
	10(1)	Form of Restricted Stock Award Agreement.
	10(2)	Form of Stock Option Award Agreement.
	10(3)	Form of Performance Award Agreement for three-year period ending December 31, 2019.
	31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	101(INS)	XBRL Instance Document.
	101(SCH)	XBRL Schema Document.
	101(CAL)	XBRL Calculation Linkbase Document.
	101(LAB)	XBRL Labels Linkbase Document.
	101(PRE)	XBRL Presentation Linkbase Document.
	101(DEF)	XBRL Definition Linkbase Document.

b.	Reports on Form 8-K

During the quarter ended March 31, 2017, Registrant filed the following reports on Form 8-K:
	(i)	Filing dated January 25, 2017 under Items 2.02 and 9.01, a news release dated January 25, 2017 reporting results for the fourth quarter of 2016.
	(ii)	Filing dated March 6, 2017 reporting under Item 5.02 reporting compensatory arrangements of certain officers.
	(iii)	Filing dated March 24, 2017 reporting under Item 8.01 information about 2017 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: May 4, 2017