Form 10-Q
period 2017-06-30
HESS CORP
filed 2017-08-03
CIK 4447

Np

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

At June 30, 2017, there were 317,843,665 shares of Common Stock outstanding.

HESS CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2017	2016
	(In millions,
	except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,492	$2,732
Accounts receivable
Trade	801	940
Other	137	86
Inventories	376	323
Assets held for sale	340	106
Other current assets	124	89
Total current assets	4,270	4,276
Property, plant and equipment:
Total — at cost	47,058	46,907
Less: Reserves for depreciation, depletion, amortization and lease impairment	24,265	23,312
Property, plant and equipment — net	22,793	23,595
Goodwill	350	375
Deferred income taxes	25	59
Other assets	360	316
Total Assets	$27,798	$28,621
Liabilities
Current Liabilities:
Accounts payable	$504	$433
Accrued liabilities	1,430	1,609
Taxes payable	63	97
Current maturities of long-term debt	121	112
Total current liabilities	2,118	2,251
Long-term debt	6,612	6,694
Deferred income taxes	1,115	1,144
Asset retirement obligations	1,919	1,912
Other liabilities and deferred credits	956	1,029
Total Liabilities	12,720	13,030
Equity
Hess Corporation stockholders’ equity:
Preferred stock, par value $1.00; Authorized — 20,000,000 shares
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — 575,000 shares (2016: 575,000)	1	1
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 317,843,665 shares (2016: 316,523,200)	318	317
Capital in excess of par value	5,826	5,773
Retained earnings	9,153	10,147
Accumulated other comprehensive income (loss)	(1,518)	(1,704)
Total Hess Corporation stockholders’ equity	13,780	14,534
Noncontrolling interests	1,298	1,057
Total equity	15,078	15,591
Total Liabilities and Equity	$27,798	$28,621

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,216	$1,224	$2,493	$2,197
Other, net	12	45	10	65
Total revenues and non-operating income	1,228	1,269	2,503	2,262

Costs and Expenses
Cost of products sold (excluding items shown separately below)	272	277	491	466
Operating costs and expenses	375	455	734	891
Production and severance taxes	30	28	61	47
Exploration expenses, including dry holes and lease impairment	53	199	111	331
General and administrative expenses	100	106	196	204
Interest expense	82	85	166	170
Depreciation, depletion and amortization	741	797	1,478	1,665
Total costs and expenses	1,653	1,947	3,237	3,774
Income (Loss) Before Income Taxes	(425)	(678)	(734)	(1,512)
Provision (benefit) for income taxes	(8)	(305)	(21)	(651)
Net Income (Loss)	(417)	(373)	(713)	(861)
Less: Net income (loss) attributable to noncontrolling interests	32	19	60	40
Net Income (Loss) Attributable to Hess Corporation	(449)	(392)	(773)	(901)
Less: Preferred stock dividends	11	12	23	18
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$(460)	$(404)	$(796)	$(919)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$(1.46)	$(1.29)	$(2.53)	$(3.00)
Diluted	$(1.46)	$(1.29)	$(2.53)	$(3.00)
Weighted Average Number of Common Shares Outstanding (Diluted)	314.4	313.2	314.2	306.5
Common Stock Dividends Per Share	$0.25	$0.25	$0.50	$0.50

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)

Net Income (Loss)	$(417)	$(373)	$(713)	$(861)

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(20)	—	(20)	—
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	(20)	—	(20)	—
Change in fair value of cash flow hedges	72	—	76	—
Income taxes on change in fair value of cash flow hedges	2	—	—	—
Net change in fair value of cash flow hedges	74	—	76	—
Change in derivatives designated as cash flow hedges, after taxes	54	—	56	—

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(2)	4	5	4
Income taxes on actuarial changes in plan liabilities	1	(2)	(2)	(2)
(Increase) reduction in unrecognized actuarial losses, net	(1)	2	3	2
Amortization of net actuarial losses	23	16	40	32
Income taxes on amortization of net actuarial losses	—	(6)	—	(11)
Net effect of amortization of net actuarial losses	23	10	40	21
Change in pension and other postretirement plans, after taxes	22	12	43	23

Foreign currency translation adjustment
Foreign currency translation adjustment	73	(27)	87	142
Change in foreign currency translation adjustment	73	(27)	87	142

Other Comprehensive Income (Loss)	149	(15)	186	165

Comprehensive Income (Loss)	(268)	(388)	(527)	(696)
Less: Comprehensive income (loss) attributable to noncontrolling interests	32	19	60	40
Comprehensive Income (Loss) Attributable to Hess Corporation	$(300)	$(407)	$(587)	$(736)

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(713)	$(861)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gains) losses on asset sales, net	—	(27)
Depreciation, depletion and amortization	1,478	1,665
Exploratory dry hole costs	—	218
Exploration lease and other impairment	15	24
Stock compensation expense	44	47
Provision (benefit) for deferred income taxes and other tax accruals	(49)	(661)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	149	79
(Increase) decrease in inventories	(52)	25
Increase (decrease) in accounts payable and accrued liabilities	(150)	(197)
Increase (decrease) in taxes payable	(35)	(19)
Changes in other operating assets and liabilities	(173)	(156)
Net cash provided by (used in) operating activities	514	137

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(786)	(1,114)
Additions to property, plant and equipment - Midstream	(84)	(121)
Proceeds from asset sales	179	80
Other, net	—	15
Net cash provided by (used in) investing activities	(691)	(1,140)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	4	(20)
Debt with maturities of greater than 90 days
Borrowings	—	—
Repayments	(77)	(35)
Proceeds from issuance of Hess Midstream Partners LP units	366	—
Proceeds from issuance of preferred stock	—	557
Proceeds from issuance of common stock	—	1,087
Cash dividends paid	(182)	(169)
Noncontrolling interests, net	(175)	—
Other, net	1	(38)
Net cash provided by (used in) financing activities	(63)	1,382

Net Increase (Decrease) in Cash and Cash Equivalents	(240)	379
Cash and Cash Equivalents at Beginning of Year	2,732	2,716
Cash and Cash Equivalents at End of Period	$2,492	$3,095

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance at January 1, 2017	$1	$317	$5,773	$10,147	$(1,704)	$14,534	$1,057	$15,591
Cumulative effect of adoption of new accounting standards	—	—	2	(39)	—	(37)	—	(37)
Net income (loss)	—	—	—	(773)	—	(773)	60	(713)
Other comprehensive income (loss)	—	—	—	—	186	186	—	186
Share-based compensation, including income taxes	—	1	51	—	—	52	—	52
Dividends on preferred stock	—	—	—	(23)	—	(23)	—	(23)
Dividends on common stock	—	—	—	(159)	—	(159)	—	(159)
Hess Midstream Partners LP units issuance	—	—	—	—	—	—	356	356
Noncontrolling interests, net	—	—	—	—	—	—	(175)	(175)
Balance at June 30, 2017	$1	$318	$5,826	$9,153	$(1,518)	$13,780	$1,298	$15,078

Balance at January 1, 2016	$—	$286	$4,127	$16,637	$(1,664)	$19,386	$1,015	$20,401
Net income (loss)	—	—	—	(901)	—	(901)	40	(861)
Other comprehensive income (loss)	—	—	—	—	165	165	—	165
Common stock issuance	1	29	1,577	—	—	1,607	—	1,607
Share-based compensation, including income taxes	—	2	37	—	—	39	—	39
Dividends on preferred stock	—	—	—	(18)	—	(18)	—	(18)
Dividends on common stock	—	—	—	(159)	—	(159)	—	(159)
Balance at June 30, 2016	$1	$317	$5,741	$15,559	$(1,499)	$20,119	$1,055	$21,174

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2017 and December 31, 2016, the consolidated results of operations for the three months and six months ended June 30, 2017 and 2016, and consolidated cash flows for the six months ended June 30, 2017 and 2016.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

On January 1, 2017, the Corporation’s interests in a Permian Basin gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota were transferred from the Exploration and Production (E&P) segment to the Midstream segment as a result of organizational changes to the management of these assets.  These assets are wholly-owned by the Corporation and are not included in our Hess Infrastructure Partners joint venture.  Prior period information has been recast to conform to the current period presentation.  See Note 10, Segment Information.  In the second quarter of 2017, we announced the sale of our enhanced oil recovery assets in the Permian basin, including the gas plant in West Texas and related CO2 assets.  See Note 12, Subsequent Event.

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

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606.  This ASU is effective for us beginning in the first quarter of 2018.  We have developed a project plan for the implementation of ASC 606 in the first quarter of 2018.  As of June 30, 2017, our analysis of contracts with customers against the requirements of the standard is largely complete.  Based on our assessment to date, we have not identified any changes to the timing of revenue recognition based on the requirements of ASC 606 that would have a material impact on our consolidated financial statements.  We plan to adopt ASC 606 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption with a cumulative effect adjustment, if any, recorded to Retained earnings as of January 1, 2018.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business.  This ASU provides a screen that excludes an integrated set of activities and assets from the definition of a business if the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets.  This ASU also clarifies that an integrated set of activities and assets must include (at a minimum), an input and a substantive process that together significantly contribute to the ability to create output to be considered a business.  This ASU is effective for us beginning in the first quarter of 2018, with early application permitted.  Application of this ASU is on a prospective basis only when adopted.

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

2.  Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2017	2016
	(In millions)
Crude oil and natural gas liquids	$134	$77
Materials and supplies	242	246
Total Inventories	$376	$323

3.  Property, Plant and Equipment

Assets Held for Sale:  At June 30, 2017, assets classified as “held for sale” totaled $340 million related to our enhanced oil recovery assets in the Permian Basin that were comprised primarily of net property, plant and equipment and allocated goodwill of $25 million.  In addition, associated liabilities amounting to $13 million were reported in Accrued liabilities in the Consolidated Balance Sheet.  See Note 12, Subsequent Event.  At December 31, 2016, we classified as held for sale certain non-core acreage, onshore United States amounting to $106 million.

Capitalized Exploratory Well Costs:  The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the six months ended June 30, 2017 (in millions):

Balance at January 1, 2017	$597
Additions to capitalized exploratory well costs pending the determination of proved reserves	55
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(165)
Balance at June 30, 2017	$487

Reclassifications to wells, facilities and equipment based on the determination of proved reserves resulted from sanction of the first phase of development for the Liza Field, offshore Guyana.  Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $415 million at June 30, 2017 and primarily related to:

Ghana:  Approximately 65% of the capitalized well costs in excess of one year relates to our Deepwater Tano/Cape Three Points license (Hess 50%), offshore Ghana.  The government of Côte d’Ivoire has challenged the maritime border between it

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  We are unable to proceed with development of this license until there is a resolution of this matter, which may also impact our ability to develop the license.  The International Tribunal for Law of the Sea is expected to render a final ruling on the maritime border dispute in September 2017.  Under terms of our license and subject to resolution of the border dispute, we have declared commerciality for four discoveries, including the Pecan Field in March 2016, which would be the primary development hub for the block.  Following a favorable outcome of the border dispute, we will have ten months to submit a plan of development to the Ghanaian government.  Front-end engineering studies and other development planning is progressing.

Gulf of Mexico: Approximately 25% of the capitalized well costs in excess of one year relates to an appraisal well in the northern portion of the Shenzi Field (Hess 28%) in the Gulf of Mexico, where hydrocarbons were encountered in the fourth quarter of 2015.  The operator is evaluating plans for developing this area of the field.

JDA:  Approximately 10% of the capitalized well costs in excess of one year relates to the JDA in the Gulf of Thailand (Hess 50%) where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18.  The operator is currently evaluating results and formulating future drilling plans in the area.

4.  Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	Exploration and Production	Midstream	Total
Balance at January 1, 2017	$—	$375	$375
Asset held for sale	—	(25)	(25)
Balance at June 30, 2017	$—	$350	$350

In the second quarter of 2017, we transferred $25 million of goodwill related to our Midstream segment assets in the Permian Basin to Assets held for sale in the Consolidated Balance Sheet.  See Note 12, Subsequent Event.

5.  Hess Infrastructure Partners LP

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

HIP, which owns Bakken midstream assets, is a component of our Midstream segment.  At June 30, 2017, HIP liabilities totaling $751 million (December 31, 2016: $841 million) are on a nonrecourse basis to Hess Corporation, while HIP assets available to settle the obligations of HIP include cash and cash equivalents totaling $43 million (December 31, 2016: $2 million) and property, plant and equipment with a carrying value of $2,517 million (December 31, 2016: $2,528 million).

6.  Hess Midstream Partners LP – Initial Public Offering

In April 2017, Hess Midstream Partners LP (the “Partnership”), sold 16,997,000 common units representing limited partner interests at a price of $23 per unit in an initial public offering (IPO) for net proceeds of $365.5 million, of which $350 million was distributed 50/50 to Hess Corporation and GIP.

The Partnership owns an approximate 20% controlling interest in the operating companies that comprise our midstream joint venture, while HIP, the 50/50 joint venture between Hess Corporation and GIP, owns the remaining 80%.  Hess Corporation and GIP each own a direct 33.75% limited partner interest in the Partnership and a 50% indirect ownership interest through HIP in the Partnership’s general partner, which has a 2% economic interest in the Partnership plus incentive distribution rights.  The public unit holders own a 30.5% limited partner interest in the Partnership.

The Partnership has a $300 million 4-year senior secured syndicated revolving credit facility, which became available for utilization at completion of the IPO.  The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At June 30, 2017, this facility was undrawn.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$14	$16	$28	$32
Interest cost	26	28	52	56
Expected return on plan assets	(42)	(42)	(83)	(84)
Amortization of unrecognized net actuarial losses	16	16	33	32
Settlement loss	7	—	7	—
Pension expense	$21	$18	$37	$36

In 2017, we expect to contribute $52 million to our funded pension plans.  Through June 30, 2017, we have contributed $28 million to these plans.

8.  Weighted Average Common Shares

The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Net income (loss) attributable to Hess Corporation Common Stockholders:
Net income (loss)	$(417)	$(373)	$(713)	$(861)
Less: Net income (loss) attributable to noncontrolling interests	32	19	60	40
Less: Preferred stock dividends	11	12	23	18
Net income (loss) attributable to Hess Corporation Common Stockholders	$(460)	$(404)	$(796)	$(919)

Weighted average number of common shares outstanding:
Basic	314.4	313.2	314.2	306.5
Effect of dilutive securities
Restricted common stock	—	—	—	—
Stock options	—	—	—	—
Performance share units	—	—	—	—
Mandatory Convertible Preferred stock	—	—	—	—
Diluted	314.4	313.2	314.2	306.5

The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Restricted common stock	3,450,490	3,522,376	3,288,356	3,279,493
Stock options	6,550,253	6,994,061	6,424,574	6,857,262
Performance share units	522,280	1,031,420	417,642	958,679
Common shares from conversion of preferred stocks	12,734,069	12,547,650	12,640,859	9,880,971

During the six months ended June 30, 2017, we granted 1,209,247 shares of restricted stock (2016: 1,610,190), 438,980 performance share units (2016: 447,536) and 662,819 stock options (2016: 824,225).

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

We, along with many companies that have been or continue to be engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline.  A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us.  The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE.  The majority of the cases asserted against us have been settled.  In June 2014, the Commonwealth of Pennsylvania and the State of Vermont each filed independent lawsuits alleging that we and all major oil companies with operations in each respective state, have damaged the groundwater in those states by introducing thereto gasoline with MTBE.  The Pennsylvania suit has been removed to Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York.  The suit filed in Vermont is proceeding there in a state court.  In September 2016, the State of Rhode Island also filed a lawsuit alleging that we and other major oil companies damaged the groundwater in Rhode Island by introducing thereto gasoline with MTBE.  The suit filed in Rhode Island is proceeding in federal court.

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

In March 2014, we received an Administrative Order from EPA requiring us and 26 other parties to undertake the Remedial Design for the remedy selected by the EPA for the Gowanus Canal Superfund Site in Brooklyn, New York.  The remedy includes dredging of surface sediments and the placement of a cap over the deeper sediments throughout the Canal and in-situ stabilization of certain contaminated sediments that will remain in place below the cap.  EPA has estimated that this remedy will cost $506 million; however, the ultimate costs that will be incurred in connection with the design and implementation of the remedy remain uncertain.  Our alleged liability derives from our former ownership and operation of a fuel oil terminal and connected ship-building and repair facility adjacent to the Canal.  We indicated to EPA that we would comply with the Administrative Order and are currently contributing funding for the Remedial Design based on an interim allocation of costs among the parties.  At the same time, we are participating in an allocation process whereby a neutral

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expert selected by the parties will determine the final shares of the Remedial Design costs to be paid by each of the participants.  The parties have not yet addressed the allocation of costs associated with implementing the remedy that is currently being designed.

On January 18, 2017, we entered into a Consent Decree with the North Dakota Department of Health resolving alleged non-compliance with North Dakota’s air pollution laws and provisions of the federal Clean Air Act.  Pursuant to the Consent Decree, we were required to implement corrective actions, including implementation of a leak detection and repair program, at most of our existing facilities in North Dakota.  We were assessed a base penalty of $922,000 and made an initial penalty payment of $55,000 during the first quarter of 2017.  Based on corrective actions completed in 2016 and the first half of 2017, we expect a reduction in the remainder of the penalty to approximately $745,000.  Payment of the final penalty amount will occur after final accounting is approved by the North Dakota Department of Health, which is expected in the third quarter of 2017.

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

The following table presents operating segment financial data (in millions):

For the Three Months Ended June 30, 2017	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$1,213	$3	$—	$—	$1,216
Intersegment Revenues	—	154	—	(154)	—
Operating Revenues	$1,213	$157	$—	$(154)	$1,216

Net Income (Loss) attributable to Hess Corporation	$(354)	$16	$(111)	$—	$(449)
Depreciation, Depletion and Amortization	708	32	1	—	741
Provision (Benefit) for Income Taxes (a)	(14)	10	(4)	—	(8)
Capital Expenditures	483	20	—	—	503

For the Three Months Ended June 30, 2016	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$1,222	$2	$—	$—	$1,224
Intersegment Revenues	—	131	—	(131)	—
Operating Revenues	$1,222	$133	$—	$(131)	$1,224

Net Income (Loss) attributable to Hess Corporation	$(328)	$11	$(75)	$—	$(392)
Depreciation, Depletion and Amortization	765	30	2	—	797
Provision (Benefit) for Income Taxes	(273)	7	(39)	—	(305)
Capital Expenditures	433	68	—	—	501

For the Six Months Ended June 30, 2017	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$2,488	$5	$—	$—	$2,493
Intersegment Revenues	—	301	—	(301)	—
Operating Revenues	$2,488	$306	$—	$(301)	$2,493

Net Income (Loss) attributable to Hess Corporation	$(587)	$34	$(220)	$—	$(773)
Depreciation, Depletion and Amortization	1,411	64	3	—	1,478
Provision (Benefit) for Income Taxes (a)	(34)	21	(8)	—	(21)
Capital Expenditures	825	48	—	—	873

For the Six Months Ended June 30, 2016	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third parties	$2,193	$4	$—	$—	$2,197
Intersegment Revenues	—	264	—	(264)	—
Operating Revenues	$2,193	$268	$—	$(264)	$2,197

Net Income (Loss) attributable to Hess Corporation	$(781)	$27	$(147)	$—	$(901)
Depreciation, Depletion and Amortization	1,602	58	5	—	1,665
Provision (Benefit) for Income Taxes	(588)	16	(79)	—	(651)
Capital Expenditures	937	104	—	—	1,041
(a)

The provision for income taxes in the Midstream segment is presented before consolidating its operations with other U.S. activities of the Company and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact is presented in the E&P segment.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by operating segment were as follows:

	June 30,	December 31,
	2017	2016
	(In millions)
Exploration and Production	$22,402	$22,856
Midstream	3,207	3,165
Corporate, Interest and Other	2,189	2,600
Total	$27,798	$28,621

11.  Financial Risk Management Activities

In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct the business with the intent of reducing exposure to foreign currency fluctuations.  At June 30, 2017, these forward contracts relate to the British Pound.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates and, in the case of certain long-term debt relating to our Midstream operating segment, from floating to fixed rates.

Gross notional amounts of both long and short positions are presented in the table below.  These amounts include long and short positions that offset in closed positions and have not reached contractual maturity.  Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts.

The gross notional amounts of financial risk management derivative contracts outstanding were as follows:

	June 30, 2017	December 31, 2016
	(In millions)
Commodity - crude oil (millions of barrels)	15	—
Foreign exchange	$54	$785
Interest rate swaps	$995	$350

At June 30, 2017, we have Brent crude oil price collars to hedge 20,000 barrels of oil per day (bopd) through December 31, 2017.  These collars have a floor price of $55 per barrel and a ceiling price of $75 per barrel.  We also have West Texas Intermediate (WTI) crude oil price collars covering 60,000 bopd through December 31, 2017 that have a floor price of $50 per barrel and a ceiling price of $70 per barrel.  The crude oil price collars, which have been designated as cash flow hedges, reduce the price exposure to our crude oil production that is hedged.

During the second quarter of 2017, HIP entered into amortizing interest rate swaps to hedge its exposure to variable rate debt through June 2020.  Under the terms of the swaps, HIP will receive 3-month LIBOR from counterparties and pay an average fixed rate of 1.60%.  These instruments have been designated as cash flow hedges.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the gross and net fair values of the risk management derivative instruments, all of which are based on Level 2 inputs:

	Accounts Receivable	Accounts Payable
	(In millions)
June 30, 2017
Derivative Contracts Designated as Hedging Instruments
Commodity	$75	$—
Interest rate	1	(3)
Total derivative contracts designated as hedging instruments	76	(3)
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	1	—
Total derivative contracts not designated as hedging instruments	1	—
Gross fair value of derivative contracts	77	(3)
Net Fair Value of Derivative Contracts	$77	$(3)

December 31, 2016
Derivative Contracts Designated as Hedging Instruments
Interest rate	$—	$—
Total derivative contracts designated as hedging instruments	—	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	9	(1)
Total derivative contracts not designated as hedging instruments	9	(1)
Gross fair value of derivative contracts	9	(1)
Master netting arrangements	(1)	1
Net Fair Value of Derivative Contracts	$8	$—

Derivative contracts designated as hedging instruments:

Crude oil collars:  Realized and unrealized losses from crude oil collars for the three and six months ended June 30, 2017 decreased Sales and other operating revenue by $12 million and $11 million, respectively of which gains of $20 million were reclassified from Other comprehensive income.  At June 30, 2017, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to crude oil collars were $56 million, which will be reclassified into earnings during 2017 as the hedged crude oil sales are recognized in earnings.  There were no crude oil hedge contracts in 2016.

Interest rate swaps designated as fair value hedges:  At June 30, 2017 and December 31, 2016, Hess Corporation had interest rate swaps with gross notional amounts totaling $450 million and $350 million, respectively, which were designated as fair value hedges and relate to debt where we have converted interest payments on certain long-term debt from fixed to floating rates.  For the three and six months ended June 30, 2017, the change in fair value of interest rate swaps was an increase in the liability of $2 million and $3 million respectively, compared with an increase to assets of $4 million and $18 million in the second quarter and first six months of 2016, respectively.  Changes in the fair value of the interest rate swaps and the hedged fixed‑rate debt are recorded in Interest expense in the Statement of Consolidated Income.

Interest rate swaps designated as cash flow hedges:  At June 30, 2017, HIP had interest rate swaps with gross notional amounts totaling $545 million, which were designated as cash flow hedges and relates to debt in our Midstream operating segment where HIP has converted interest payments on certain long-term debt from floating to fixed rates.  For the three and six months ended June 30, 2017, the change in fair value of interest rate swaps was an increase to assets of $1 million.  At June 30, 2017, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to interest rate swaps were $1 million before noncontrolling interests, which will be reclassified into earnings as the hedged interest payments are recognized in earnings.  Of this amount, losses of less than $1 million will be reclassified into earnings during the next 12 months.  There were no floating to fixed interest rate swap contracts in 2016.

Derivative contracts not designated as hedging instruments:

Foreign exchange:  Total foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income amounted to gains of $10 million and $9 million in the three months and six months ended June 30, 2017, respectively, compared with gains of $15 million and $21 million in the second quarter and first six months of 2016, respectively.  A component of foreign exchange gains or losses is the result of foreign exchange derivative contracts that are not designated as hedges which amounted to a gain of $2 million in both the second

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

quarter and first six months of 2017, respectively, compared to gains of $33 million and $13 million in the second quarter and first six months of 2016, respectively.

The after‑tax foreign currency translation adjustments included in the Statement of Consolidated Comprehensive Income amounted to gains of $73 million and $87 million in the second quarter and first six months of 2017, respectively, compared to a loss of $27 million and a gain of $142 million in the second quarter and first six months of 2016, respectively.  The cumulative currency translation adjustment at June 30, 2017, was a reduction to shareholders’ equity of $958 million compared with a reduction of $1,045 million at December 31, 2016.

Fair Value Measurement:  We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at June 30, 2017.  Total long-term debt with a carrying value of $6,733 million at June 30, 2017, had a fair value of $7,100 million based on Level 2 inputs.

12.  Subsequent Event

On August 1, 2017, we completed the sale of our enhanced oil recovery assets in the Permian Basin for total consideration of approximately $600 million.  As a result of the sale, we will recognize a pre-tax gain of approximately $270 million ($270 million after income taxes) in the third quarter of 2017.  These assets produced an average of 8,000 barrels of oil equivalent per day during the first six months of 2017.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Norway.  The Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGLs); gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.

Beginning January 1, 2017, Hess’ Midstream segment includes our interests in a Permian Basin gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota.  These assets are wholly-owned by the Corporation and are not held in our Hess Infrastructure Partners joint venture.  Certain previously reported amounts have been recast to reflect the inclusion of these assets as part of the Midstream operating segment.  In the second quarter of 2017, we announced the sale of our enhanced oil recovery assets in the Permian basin, including the gas plant in West Texas and related CO2 assets.  See Note 12, Subsequent Event in the Notes to Consolidated Financial Statements.

2017 Outlook

We forecast net production, excluding Libya, to average between of 305,000 barrels of oil equivalent per day (boepd) and 310,000 boepd in 2017.  We expect net production, excluding Libya, to average between 295,000 boepd and 305,000 boepd in the third quarter of 2017, and 325,000 boepd and 335,000 boepd in the fourth quarter.  The increase in fourth quarter net production is expected to be driven by the ramp-up of North Malay Basin, and higher production from the Bakken, the Valhall Field, offshore Norway, and the Penn State Field in the Gulf of Mexico.

Net cash provided by operating activities was $514 million in the first six months of 2017, compared to $137 million in the first six months of 2016.  While strip crude oil prices for 2017 are improved over the prior-year, we forecast a net operating cash flow deficit (cash flow from operating activities less capital expenditures) for the year.  We expect to fund our net operating cash flow deficit (including capital expenditures) in 2017 with cash on hand, which was approximately $2.5 billion at June 30, 2017.

Second Quarter Results

In the second quarter of 2017, we incurred a net loss of $449 million compared to a net loss of $392 million in the second quarter of 2016, reflecting a lower effective tax rate in 2017 from a required change in deferred tax accounting.  Our loss before income taxes was $425 million in the second quarter of 2017, compared with a loss before income taxes of $678 million in the prior-year quarter. The improved second quarter 2017 pre-tax results reflect higher realized crude oil selling prices and lower operating costs and exploration expenses that were partially offset by lower sales volumes.

Exploration and Production

In the second quarter of 2017, E&P incurred a net loss of $354 million compared with a net loss of $328 million in the second quarter of 2016.  Worldwide net production averaged 300,000 boepd in the second quarter of 2017, compared to net production of 313,000 boepd in the second quarter of 2016.  The average realized crude oil selling price, including hedging, was $45.95 per barrel, up from $41.95 in the second quarter of 2016.  The average realized natural gas liquids selling price in the second quarter of 2017 was $14.85 per barrel, up from $9.03 in the prior-year quarter, while the average realized natural gas selling price was $3.19 per thousand cubic feet (mcf), down from $3.58 in the second quarter of 2016.  The E&P effective tax rate, excluding Libya, was a benefit of 8% in the second quarter of 2017, down from a benefit of 47%, excluding special items, in the second quarter of 2016.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

Exploration and Production

The following is an update of our ongoing E&P activities:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play averaged 108,000 boepd for the second quarter of 2017 (2016 Q2: 106,000 boepd).  In the second quarter of 2017, we operated an average of four rigs, drilled 23 wells and brought 13 new wells on production as we adopted 60-stage well completions as our new standard.  Net production is expected to average 105,000 to 110,000 boepd in the third quarter and 110,000 to 115,000 boepd in the fourth quarter, resulting in expected net production of approximately 105,000 boepd for the full year of 2017.

•

In the Gulf of Mexico, net production for the second quarter of 2017 averaged 51,000 boepd (2016 Q2: 54,000 boepd).  The decrease in production primarily is the result of planned shutdowns at the Conger (Hess 38%) and Llano (Hess 50%) fields and natural decline at the Shenzi Field (28%), partially offset by higher production from the Tubular Bells Field (Hess 57%).  We expect our Gulf of Mexico net production to average between 60,000 boepd and 65,000 boepd for the third quarter of 2017.  At the Penn State Field, completion operations are underway on a new well that is expected to commence production in the fourth quarter.

•

At the Valhall Field (Hess 64%), offshore Norway, in the second quarter of 2017, net production averaged 24,000 boepd (2016 Q2: 19,000 boepd).  The operator drilled and is currently completing the first well of a seven well campaign, which is expected to commence production late in the third quarter.  During the third quarter of 2017, a ten day shutdown is planned and net production is expected to average approximately 23,000 boepd, before increasing to approximately 29,000 boepd in the fourth quarter.

•

At North Malay Basin (Hess 50%), in the Gulf of Thailand, hook-up of the topsides for the central processing platform was completed in the second quarter and first production of natural gas commenced in mid-July, with commissioning activities ongoing.  The field is expected to ramp up net production to approximately 165 million cubic feet per day during the third quarter.

Other E&P assets:

•

At the Hess operated Stampede development project (Hess 25%) in the Green Canyon area of the Gulf of Mexico, the tension leg platform was installed in the field and hook-up activities commenced.  One well has been drilled and completed, and completion operations are underway on the second and third wells.  First production from the field is expected in the first half of 2018.

•

At the Stabroek Block (Hess 30%), offshore Guyana, operated by Esso Exploration and Production Guyana Limited, the partners sanctioned the first phase of the Liza Field development. This phase is expected to have a gross capital cost of approximately $3.2 billion for drilling and subsea infrastructure, with first production expected by 2020.  The development plan includes a leased floating production, storage and offloading vessel that will have the capacity to process up to 120,000 barrels of oil per day from four subsea drill centers consisting of 17 wells, including eight producers, six water injectors and three gas injectors.  Our net share of development costs is forecast to be approximately $955 million, of which $110 million is included in our 2017 capital and exploratory budget.  Of the remaining net development costs, approximately $250 million is expected in 2018 and approximately $330 million in 2019, with the balance expected in 2020 and 2021.

The operator also confirmed positive results from the Liza-4 well that encountered more than 197 feet of high-quality, oil-bearing sandstone reservoirs.  On July 25th, the operator announced the successful Payara-2 well, which encountered 59 feet of high-quality, oil-bearing sandstone reservoirs.  The drilling rig is expected to move to the Turbot prospect in the third quarter of 2017.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

Midstream

The following is an update of our ongoing Midstream activities:

•

In April 2017, Hess Midstream Partners LP (the “Partnership”), sold 16,997,000 common units representing limited partner interests at a price of $23 per unit in an initial public offering (IPO) for net proceeds of $365.5 million, of which $350 million was distributed 50/50 to Hess Corporation and GIP.

The Partnership owns an approximate 20% controlling interest in the operating companies that comprise our midstream joint venture, while Hess Infrastructure Partners LP (HIP), the 50/50 joint venture between Hess Corporation and GIP, owns the remaining 80%.  Hess Corporation and GIP each own a direct 33.75% limited partner interest in the Partnership and a 50% indirect ownership interest through HIP in the Partnership’s general partner, which has a 2% economic interest in the Partnership plus incentive distribution rights.  The public unit holders own a 30.5% limited partner interest in the Partnership.

Consolidated Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(354)	$(328)	$(587)	$(781)
Midstream	16	11	34	27
Corporate, Interest and Other	(111)	(75)	(220)	(147)
Total	$(449)	$(392)	$(773)	$(901)

Net Income (Loss) Attributable to Hess Corporation Per Common Share - Diluted (a)	$(1.46)	$(1.29)	$(2.53)	$(3.00)
(a)	Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of diluted shares.

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in Net income (loss) and affect comparability of earnings between periods.  The items in the table below are explained and the pre-tax amounts are shown on page 24.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Exploration and Production	$—	$(57)	$—	$(57)
Midstream	—	—	—	—
Corporate, Interest and Other	—	—	—	—
Total Items Affecting Comparability of Earnings Between Periods	$—	$(57)	$—	$(57)

The following table reconciles reported Net income (loss) attributable to Hess Corporation and Adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Net income (loss) attributable to Hess Corporation	$(449)	$(392)	$(773)	$(901)
Less: Total items affecting comparability of earnings between periods	—	(57)	—	(57)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(449)	$(335)	$(773)	$(844)

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

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

Comparison of Results

Exploration and Production

Following is a summarized income statement of our E&P operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,213	$1,222	$2,488	$2,193
Other, net	6	37	1	47
Total revenues and non-operating income	1,219	1,259	2,489	2,240
Costs and Expenses
Cost of products sold (excluding items shown separately below)	291	295	533	499
Operating costs and expenses	317	400	626	784
Production and severance taxes	30	28	61	47
Midstream tariffs	135	113	259	231
Exploration expenses, including dry holes and lease impairment	53	199	111	331
General and administrative expenses	53	60	109	115
Depreciation, depletion and amortization	708	765	1,411	1,602
Total costs and expenses	1,587	1,860	3,110	3,609
Results of Operations Before Income Taxes	(368)	(601)	(621)	(1,369)
Provision (benefit) for income taxes	(14)	(273)	(34)	(588)
Net Income (Loss) Attributable to Hess Corporation	$(354)	$(328)	$(587)	$(781)

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Selling Prices:  Higher realized selling prices in the second quarter and first six months of 2017, improved after-tax results by approximately $30 million and $220 million, respectively, compared to the same periods in 2016.

Average selling prices were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Crude Oil - Per Barrel (Including Hedging)
United States
Onshore	$43.83	$39.96	$45.13	$33.22
Offshore	44.60	40.15	46.01	32.84
Total United States	44.09	40.02	45.45	33.08
Europe	50.27	45.28	52.01	37.39
Africa	48.81	44.66	49.84	38.31
Asia	41.95	38.96	52.55	39.11
Worldwide	45.95	41.95	47.25	34.97

Crude Oil - Per Barrel (Excluding Hedging)
United States
Onshore	$43.72	$39.96	$45.07	$33.22
Offshore	44.60	40.15	46.01	32.84
Total United States	44.01	40.02	45.41	33.08
Europe	49.72	45.28	51.78	37.39
Africa	48.40	44.66	49.66	38.31
Asia	41.95	38.96	52.55	39.11
Worldwide	45.74	41.95	47.16	34.97

Natural Gas Liquids - Per Barrel
United States
Onshore	$14.25	$8.34	$16.04	$7.59
Offshore	18.47	13.52	19.70	11.34
Total United States	14.64	8.84	16.47	8.00
Europe	23.95	19.23	26.19	17.40
Worldwide	14.85	9.03	16.72	8.21

Natural Gas - Per Mcf
United States
Onshore	$2.20	$1.30	$2.26	$1.25
Offshore	2.29	1.50	2.35	1.48
Total United States	2.22	1.34	2.28	1.31
Europe	4.22	3.74	4.10	4.19
Asia	3.93	5.70	3.96	5.64
Worldwide	3.19	3.58	3.20	3.50

In the first quarter of 2017, we entered into Brent crude oil price collars to hedge 15,000 barrels of oil per day (bopd) through December 31, 2017.  The collars have a floor price of $55 per barrel and a ceiling price of $75 per barrel.  In April, we entered into additional Brent crude oil price collars covering 5,000 bopd through December 31, 2017 on the same terms, and we entered into West Texas Intermediate (WTI) crude oil price collars covering 60,000 bopd through December 31, 2017, that have a floor price of $50 per barrel and a ceiling price of $70 per barrel.  Realized and unrealized losses from crude oil price collars decreased Sales and other operating revenues in the second quarter and first six months of 2017 by $12 million and $11 million, respectively.  There were no crude oil hedge contracts in 2016.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Production Volumes:  Our net daily worldwide production was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Crude Oil - Barrels
United States
Bakken	68	69	68	71
Other Onshore	9	8	8	9
Total Onshore	77	77	76	80
Offshore	38	41	43	46
Total United States	115	118	119	126
Europe	28	26	30	30
Africa (b)	32	33	33	35
Asia	2	2	2	2
Worldwide	177	179	184	193

Natural Gas Liquids - Barrels
United States
Bakken	29	27	26	27
Other Onshore	8	12	9	12
Total Onshore	37	39	35	39
Offshore	4	4	5	5
Total United States	41	43	40	44
Europe	1	1	1	1
Worldwide	42	44	41	45

Natural Gas - Mcf
United States
Bakken	66	59	59	63
Other Onshore	99	134	103	134
Total Onshore	165	193	162	197
Offshore	51	52	63	63
Total United States	216	245	225	260
Europe	33	40	36	43
Asia	238	254	225	252
Worldwide	487	539	486	555

Barrels of Oil Equivalent (a)	300	313	306	331

Crude oil and natural gas liquids as a share of total production	73%	71%	74%	72%
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

(b)	Production from Libya recommenced in the fourth quarter of 2016. Net production from Libya averaged 6,000 bopd and 5,000 bopd in the second quarter and first six months of 2017, respectively.

We expect net production, excluding Libya, to be in the range of 295,000 boepd and 305,000 boepd in the third quarter of 2017 and to be in the range of 325,000 boepd and 335,000 boepd for the fourth quarter of 2017, resulting in full-year 2017 guidance to be in the range of 305,000 boepd and 310,000 boepd.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

United States:  Onshore net production was lower in the second quarter and first six months of 2017, compared to corresponding periods in 2016, primarily due to a reduced drilling program in the Utica shale play and severe winter weather in North Dakota during the first quarter of 2017.  Total Offshore net production was lower in the second quarter and first six months of 2017, compared to the corresponding periods in 2016, primarily due to lower production from the Conger and Llano fields as a result of planned shutdowns and natural field decline at the Shenzi Field, partially offset by higher production from the Tubular Bells Field.  Net production from our Permian assets was approximately 7,000 boepd in the second quarter and 8,000 boepd in the first six months of 2017.  See Note 12, Subsequent Event in the Notes to Consolidated Financial Statements.

International:  Net production was lower in the second quarter and first six months of 2017, compared to corresponding periods in 2016, primarily due to the effects of reduced drilling activity in response to low oil prices and natural field decline.

Sales Volumes:  Our worldwide sales volumes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Crude oil - barrels	15,757	18,053	31,501	37,502
Natural gas liquids - barrels	3,848	3,968	7,471	8,222
Natural gas - mcf	44,390	48,998	87,934	100,968
Barrels of Oil Equivalent (a)	27,003	30,187	53,628	62,552

Crude oil - barrels per day	174	198	174	206
Natural gas liquids - barrels per day	42	44	41	45
Natural gas - mcf per day	487	539	486	555
Barrels of Oil Equivalent Per Day (a)	297	332	296	344
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

Lower sales volumes in the second quarter and six months ended June 30, 2017 decreased after-tax results by approximately $65 million and $125 million, respectively, compared to the same periods in 2016.  For the first six months of 2017, sales volumes of crude oil were under-lifted compared with production by 10,000 barrels per day, which did not have a significant impact on our 2017 results.

Cost of Products Sold:  Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from our partners in Hess operated wells or other third parties. The increase in Cost of products sold, in the first six months of 2017 compared with the same period in 2016, principally reflects the impact of higher benchmark crude oil prices on the cost of purchased volumes.

Cash Operating Costs:  Cash operating costs, consisting of operating costs and expenses, production and severance taxes and E&P general and administrative expenses, were lower in the second quarter and first six months of 2017, compared to the same periods in 2017, due to lower workover expenses, lease operating and employee costs, partially offset by higher production taxes in the Bakken shale play.

Depreciation, Depletion and Amortization:  DD&A expenses were lower in the second quarter and first six months of 2017, compared with the prior-year periods, resulting from lower production and an improved portfolio average DD&A rate due to the production mix.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Unit Cost Information:  Unit cost per barrel of oil equivalent (boe) information is based on total E&P production volumes and excludes items affecting comparability of earnings as described below.  Actual and forecast unit costs are as follows:

	Actual				Forecast range (a)
	Three Months Ended		Six Months Ended		Three Months Ended	Twelve Months Ended
	June 30,		June 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2017

Cash operating costs	$14.68	$15.91	$14.41	$15.10	$14.50 — $15.50	$14.00 — $15.00
Depreciation, depletion and amortization costs	25.93	26.89	25.51	26.57	25.00 — 26.00	24.50 — 25.50
Total Production Unit Costs	$40.61	$42.80	$39.92	$41.67	$39.50 — $41.50	$38.50 — $40.50
(a)	Forecast information excludes any contribution from Libya and items affecting comparability of earnings.

Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Exploratory dry hole costs	$—	$133	$—	$218
Exploration lease and other impairment	8	15	15	24
Geological and geophysical expense and exploration overhead	45	51	96	89
	$53	$199	$111	$331

Exploratory dry hole costs in the second quarter of 2016 primarily related to the write-off of two wells at the non-operated Sicily prospect in the Gulf of Mexico.  Exploratory dry hole costs in the first quarter of 2016 related to a non-operated exploration well in the Gulf of Mexico.  Exploration expenses, excluding dry hole expense, are estimated to be in the range of $65 million to $75 million in the third quarter of 2017 and $250 million to $270 million for the full year of 2017.

Income Taxes:  The effective income tax rate for E&P operations, excluding Libya, was a benefit of 8% and 10% in the second quarter and first six months of 2017, respectively, compared to a benefit of 47% and 43% in the second quarter and first six months of 2016, respectively.  Commencing in 2017, we are generally not recognizing deferred tax benefit or expense in certain countries, primarily the U.S., Denmark (hydrocarbon tax only), and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with the requirements of U.S. accounting standards.  Excluding items affecting comparability of earnings between periods and Libyan operations, the E&P effective income tax rate is expected to be a benefit in the range of 10% to 14% in the third quarter of 2017, and a benefit in the range of 11% to 15% for the full year of 2017.

Items Affecting Comparability of Earnings Between Periods:  The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Exploration expense, including dry holes and lease impairment	$—	$(52)	$—	$(52)
Contract termination costs	—	(22)	—	(22)
Gains on asset sales, net	—	17	—	17
	$—	$(57)	$—	$(57)

Exploration expense:  In the second quarter of 2016, we recorded a pre-tax charge of $83 million ($52 million after income taxes) to write-off the previously capitalized Sicily #1 exploration well completed in 2015.

Contract termination costs:  In the second quarter of 2016, we incurred a pre-tax charge of $36 million ($22 million after income taxes) associated with the termination of an Offshore drilling rig contract.  The rig termination charge is included in Operating costs and expenses in the Statement of Consolidated Income.

Gain on asset sale:  In the second quarter of 2016, we recognized a pre-tax gain of $27 million ($17 million after income taxes) related to the sale of undeveloped Onshore acreage in the United States.  This gain is included in Other, net in the Statement of Consolidated Income.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Midstream

Following is a summarized income statement of our Midstream operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Revenues and Non-Operating Income
Total revenues and non-operating income	$157	$133	$306	$268

Costs and Expenses
Operating costs and expenses	58	55	108	107
General and administrative expenses	3	5	8	10
Depreciation, depletion and amortization	32	30	64	58
Interest expense	6	6	11	10
Total costs and expenses	99	96	191	185

Results of Operations Before Income Taxes	58	37	115	83
Provision (benefit) for income taxes (a)	10	7	21	16
Net income (loss)	48	30	94	67
Less: Net income (loss) attributable to noncontrolling interests (b)	32	19	60	40
Net Income (Loss) Attributable to Hess Corporation	$16	$11	$34	$27
(a)

The provision for income taxes in the Midstream segment in 2017 is presented before consolidating its operations with other U.S. activities of the Company and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact is presented in the E&P segment.

(b)	The noncontrolling interests’ share of income is not subject to tax and, therefore, is a pre-tax amount.

Total revenues and non-operating income for the second quarter of 2017 increased from the prior year quarter primarily due to higher tariff rates and higher throughput volumes.  Revenues for the six months ended June 30, 2017 also included higher minimum volume commitments earned than in the prior-year period.  Operating costs and expenses increased in the second quarter of 2017, compared with same period in 2016, primarily due to a non-recurring charge of $3 million related to our Permian assets.  Depreciation, depletion, and amortization increased in the second quarter and first six months of 2017, compared to the same periods in 2016, due to gathering pipelines and related facilities that have been placed in service.  Net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $15 million to $20 million in the third quarter of 2017 and $65 million to $75 million for the full year of 2017.

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)

Corporate and other expenses	$39	$35	$73	$66
Interest expense	97	95	193	189
Less: Capitalized interest	(21)	(16)	(38)	(29)
Interest expense, net	76	79	155	160
Corporate, Interest and Other expenses before income taxes	115	114	228	226
Provision (benefit) for income taxes	(4)	(39)	(8)	(79)
Total Corporate, Interest and Other Expenses After Income Taxes	$111	$75	$220	$147

Corporate and other expenses were higher in the second quarter and first six months of 2017, compared to the same periods in 2016, primarily due to the recognition of a gain of $8 million from the sale of property in the second quarter of 2016.  Capitalized interest was higher in the second quarter and first six months of 2017, compared to the same periods in 2016, following increased activity at the Hess operated Stampede development project.  The benefit for income taxes is lower in the second quarter and first six months of 2017, compared to the same periods in 2016, due to us generally not recognizing deferred tax benefit or expense in the U.S. while we maintain valuation allowances against net deferred tax assets in accordance with the requirements of U.S. accounting standards.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Third quarter 2017 corporate expenses, are expected to be in the range of $30 million to $35 million, and interest expense is expected to be in the range of $70 million to $75 million.  We estimate corporate expenses for full year 2017 to be in the range of $135 million to $145 million, and interest expense to be in the range of $295 million to $305 million.

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

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

	June 30,	December 31,
	2017	2016
	(In millions, except ratio)
Cash and cash equivalents	$2,492	$2,732
Current maturities of long-term debt	121	112
Total debt (a)	6,733	6,806
Total equity	15,078	15,591
Debt to capitalization ratio (b)	30.9%	30.4%
(a)

Includes $698 million of debt outstanding at June 30, 2017, from Hess Infrastructure Partners, our 50/50 Midstream joint venture, that is non-recourse to Hess Corporation (December 31, 2016: $733 million).

(b)	Total debt as a percentage of the sum of total debt plus equity.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2017	2016
	(In millions)
Net cash provided by (used in):
Operating activities	$514	$137
Investing activities	(691)	(1,140)
Financing activities	(63)	1,382
Net Increase (Decrease) in Cash and Cash Equivalents	$(240)	$379

Operating activities:  Net cash provided by operating activities was $514 million in the first six months of 2017, compared to $137 million in the first six months of 2016.  The increase in 2017 operating cash flows primarily reflects higher benchmark crude oil prices and lower operating costs, partially offset by lower production volumes.  Changes in working capital were a use of cash of $261 million in the first six months of 2017, and a use of cash of $268 million in the first six months of 2016.

Investing activities:  The reduction in cash outflows from investing activities is due to lower Additions to property, plant and equipment in the first six months of 2017, as compared to the same period in 2016, reflecting reduced drilling activity and lower development expenditures at North Malay Basin.  Proceeds from asset sales were $179 million in the first six months of 2017 and primarily relate to the sale of non-core acreage, onshore United States.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Six Months Ended
	June 30,
	2017	2016
	(In millions)
Capital expenditures incurred - E&P	$(825)	$(937)
Increase (decrease) in related liabilities	39	(177)
Additions to property, plant and equipment - E&P	$(786)	$(1,114)

Capital expenditures incurred - Midstream	$(48)	$(104)
Increase (decrease) in related liabilities	(36)	(17)
Additions to property, plant and equipment - Midstream	$(84)	$(121)

Financing activities: In the second quarter of 2017, Hess Midstream Partners LP received proceeds of $365.5 million from the issuance of common units in an initial public offering, of which $350 million was distributed 50/50 to Hess Corporation and GIP.  In the first six months of 2017, we made net debt repayments of $73 million, compared to $55 million in the first six months of 2016.  We paid common and preferred stock dividends in the first six months of 2017 totaling $182 million, compared to $169 million in the first six months of 2016.  In the first quarter of 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock for total net proceeds of $1.64 billion.

Future Capital Requirements and Resources

We ended the quarter with approximately $2.5 billion in cash and cash equivalents and total liquidity including available committed credit facilities of approximately $6.8 billion.  Net cash provided by operating activities was $514 million in the first six months of 2017, compared with $137 million in the first six months of 2016.  While strip crude oil prices for 2017 are improved over the prior year, we forecast a net operating cash flow deficit (cash flow from operating activities less capital expenditures) for the year.  We expect to fund our projected net operating cash flow deficit (including capital expenditures) in 2017 with cash on hand.  We may also take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce our planned capital program and other cash outlays, borrow from our committed credit facilities, issue debt or equity securities, and pursue asset sales.

The table below summarizes the capacity, usage and available capacity of our borrowings and letter of credit facilities at June 30, 2017:

				Letters of
	Expiration			Credit		Available
	Date	Capacity	Borrowings	Issued	Total Used	Capacity
		(In millions)
Revolving credit facility - Hess Corporation	January 2020	$4,000	$—	$—	$—	$4,000
Revolving credit facility - HIP (a)	July 2020	400	157	—	157	243
Revolving credit facility - Hess Midstream Partners LP (HESM) (b)	March 2021	300	—	—	—	300
Committed lines	Various (c)	345	—	—	—	345
Uncommitted lines	Various (c)	239	—	239	239	—
Total		$5,284	$157	$239	$396	$4,888
(a)	This facility may only be utilized by HIP and is non-recourse to Hess Corporation.
(b)	This facility may only be utilized by HESM and is non-recourse to Hess Corporation.
(c)	Committed and uncommitted lines have expiration dates through 2018.

Hess Corporation has a $4.0 billion syndicated revolving credit facility expiring in January 2020.  Borrowings on the facility will generally bear interest at 1.3% above the London Interbank Offered Rate (LIBOR).  The interest rate will be higher if our credit rating is lowered.  The facility contains a financial covenant that limits the amount of the total borrowings on the last day of each fiscal quarter to 65% of the Corporation’s total capitalization, defined as total debt plus stockholders’ equity.  As of June 30, 2017, Hess Corporation had no outstanding borrowings under this facility and was in compliance with this financial covenant.

We also have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

HIP has $1.0 billion of senior unsecured syndicated credit facilities, consisting of a $400 million 5-year revolving credit facility and a drawn $600 million 5-year Term Loan A facility.  The revolving credit facility can be used for borrowings and letters of credit to fund the joint venture’s operating activities and capital expenditures.  Term Loan A proceeds were used for a distribution to partners in July 2015.  Borrowings on both loan facilities generally bear interest at LIBOR plus an applicable margin ranging from 1.10% to 2.00%.  The interest rate is subject to adjustment based on HIP’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If HIP obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The credit facilities contain financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.  HIP is in compliance with these financial covenants at the end of the second quarter.  At June 30, 2017, borrowings under HIP’s revolving credit facility amounted to $157 million and borrowings under the Term Loan A facility amounted to $545 million, excluding deferred issuance costs, which are non-recourse to Hess Corporation.

Hess Midstream Partners LP (the “Partnership”) has a $300 million 4-year senior secured syndicated revolving credit facility, that became available for utilization at completion of its initial public offering in April.  The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership.  Borrowings on the credit facility will generally bear interest at LIBOR plus an applicable margin of 1.275%.  The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to EBITDA.  Facility fees will accrue at 0.275% every quarter.  If the Partnership obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The Partnership is subject to customary covenants in the credit agreement, including financial covenants that generally require a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters.  The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly-owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At June 30, 2017, this facility was undrawn.

Market Risk Disclosures

The Corporation is exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 11, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.

Financial Risk Management Activities

We have outstanding foreign exchange contracts with notional amounts totaling $54 million at June 30, 2017, to reduce our exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $5 million at June 30, 2017.

At June 30, 2017, our outstanding long‑term debt of $6,733 million, including current maturities, had a fair value of $7,100 million.  A 15% increase or decrease in the rate of interest would decrease or increase the fair value of long-term debt, including the impact of interest rate swaps, by approximately $470 million or $540 million, respectively.

At June 30, 2017, we have Brent crude oil price collars to hedge 20,000 barrels of oil per day (bopd) through December 31, 2017.  These collars have a floor price of $55 per barrel and a ceiling price of $75 per barrel.  We also have West Texas Intermediate (WTI) crude oil price collars covering 60,000 bopd through December 31, 2017 that have a floor price of $50 per barrel and a ceiling price of $70 per barrel.

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

Item 4.Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2017.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

Information regarding legal proceedings is contained in Note 9, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 6.          Exhibits and Reports on Form 8‑K.

a.	Exhibits
	10(1)	2017 Long-Term Incentive Plan of the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 13, 2017.
	31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
	32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	101(INS)	XBRL Instance Document.
	101(SCH)	XBRL Schema Document.
	101(CAL)	XBRL Calculation Linkbase Document.
	101(LAB)	XBRL Labels Linkbase Document.
	101(PRE)	XBRL Presentation Linkbase Document.
	101(DEF)	XBRL Definition Linkbase Document.

b.	Reports on Form 8-K

During the quarter ended June 30, 2017, Registrant filed the following reports on Form 8-K:
	(i)	Filing dated April 26, 2017 under Items 2.02 and 9.01, a news release dated April 26, 2017 reporting results for the first quarter of 2017.
(ii)

Filing dated June 13, 2017 reporting under Items 5.02, 5.07 and 9.01 the adoption of 2017 Long-Term Incentive Plan; the submission of matters to a vote of security holders and exhibits related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: August 3, 2017