Form 10-Q
period 2017-09-30
HESS CORP
filed 2017-11-07
CIK 4447

Np

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

At September 30, 2017, there were 317,754,024 shares of Common Stock outstanding.

HESS CORPORATION

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2017	2016
	(In millions,
	except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,526	$2,732
Accounts receivable:
Trade	933	940
Other	110	86
Inventories	372	323
Other current assets	142	195
Total current assets	4,083	4,276
Property, plant and equipment:
Total — at cost	47,855	46,907
Less: Reserves for depreciation, depletion, amortization and lease impairment	27,576	23,312
Property, plant and equipment — net	20,279	23,595
Goodwill	360	375
Deferred income taxes	1,480	59
Other assets	398	316
Total Assets	$26,600	$28,621
Liabilities
Current Liabilities:
Accounts payable	$421	$433
Accrued liabilities	1,570	1,609
Taxes payable	101	97
Current maturities of long-term debt	122	112
Total current liabilities	2,214	2,251
Long-term debt	6,592	6,694
Deferred income taxes	584	1,144
Asset retirement obligations	1,846	1,912
Other liabilities and deferred credits	936	1,029
Total Liabilities	12,172	13,030
Equity
Hess Corporation stockholders’ equity:
Preferred stock, par value $1.00; Authorized — 20,000,000 shares
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — 575,000 shares (2016: 575,000)	1	1
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 317,754,024 shares (2016: 316,523,200)	318	317
Capital in excess of par value	5,847	5,773
Retained earnings	8,438	10,147
Accumulated other comprehensive income (loss)	(1,472)	(1,704)
Total Hess Corporation stockholders’ equity	13,132	14,534
Noncontrolling interests	1,296	1,057
Total equity	14,428	15,591
Total Liabilities and Equity	$26,600	$28,621

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,370	$1,177	$3,863	$3,374
Gains on asset sales, net	274	—	276	27
Other, net	22	19	30	57
Total revenues and non-operating income	1,666	1,196	4,169	3,458

Costs and Expenses
Cost of products sold (excluding items shown separately below)	360	222	851	688
Operating costs and expenses	352	421	1,086	1,312
Production and severance taxes	27	27	88	74
Exploration expenses, including dry holes and lease impairment	40	78	151	409
General and administrative expenses	113	106	309	310
Interest expense	79	84	245	254
Loss on debt extinguishment	—	80	—	80
Depreciation, depletion and amortization	759	811	2,237	2,476
Impairment	2,503	—	2,503	—
Total costs and expenses	4,233	1,829	7,470	5,603
Income (Loss) Before Income Taxes	(2,567)	(633)	(3,301)	(2,145)
Provision (benefit) for income taxes	(1,974)	(316)	(1,995)	(967)
Net Income (Loss)	(593)	(317)	(1,306)	(1,178)
Less: Net income (loss) attributable to noncontrolling interests	31	22	91	62
Net Income (Loss) Attributable to Hess Corporation	(624)	(339)	(1,397)	(1,240)
Less: Preferred stock dividends	11	12	34	30
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$(635)	$(351)	$(1,431)	$(1,270)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$(2.02)	$(1.12)	$(4.55)	$(4.11)
Diluted	$(2.02)	$(1.12)	$(4.55)	$(4.11)
Weighted Average Number of Common Shares Outstanding (Diluted)	314.5	313.2	314.3	308.7
Common Stock Dividends Per Share	$0.25	$0.25	$0.75	$0.75

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)

Net Income (Loss)	$(593)	$(317)	$(1,306)	$(1,178)

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(18)	—	(38)	—
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	(18)	—	(38)	—
Change in fair value of cash flow hedges	(76)	—	—	—
Income taxes on change in fair value of cash flow hedges	—	—	—	—
Net change in fair value of cash flow hedges	(76)	—	—	—
Change in derivatives designated as cash flow hedges, after taxes	(94)	—	(38)	—

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	—	5	4
Income taxes on actuarial changes in plan liabilities	2	—	—	(2)
(Increase) reduction in unrecognized actuarial losses, net	2	—	5	2
Amortization of net actuarial losses	17	15	57	47
Income taxes on amortization of net actuarial losses	—	(5)	—	(16)
Net effect of amortization of net actuarial losses	17	10	57	31
Change in pension and other postretirement plans, after taxes	19	10	62	33

Foreign currency translation adjustment
Foreign currency translation adjustment	121	117	208	259
Change in foreign currency translation adjustment	121	117	208	259

Other Comprehensive Income (Loss)	46	127	232	292

Comprehensive Income (Loss)	(547)	(190)	(1,074)	(886)
Less: Comprehensive income (loss) attributable to noncontrolling interests	31	22	91	62
Comprehensive Income (Loss) Attributable to Hess Corporation	$(578)	$(212)	$(1,165)	$(948)

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(1,306)	$(1,178)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gains on asset sales, net	(276)	(27)
Depreciation, depletion and amortization	2,237	2,476
Impairment	2,503	—
Exploratory dry hole costs	—	234
Exploration lease and other impairment	22	33
Stock compensation expense	65	69
Provision (benefit) for deferred income taxes and other tax accruals	(2,055)	(973)
Loss on debt extinguishment	—	80
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(45)	278
(Increase) decrease in inventories	(48)	1
Increase (decrease) in accounts payable and accrued liabilities	(189)	(266)
Increase (decrease) in taxes payable	3	(28)
Changes in other operating assets and liabilities	(309)	(230)
Net cash provided by (used in) operating activities	602	469

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,275)	(1,575)
Additions to property, plant and equipment - Midstream	(108)	(189)
Proceeds from asset sales	783	80
Other, net	(1)	18
Net cash provided by (used in) investing activities	(601)	(1,666)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	15	(14)
Debt with maturities of greater than 90 days
Borrowings	—	1,496
Repayments	(107)	(806)
Proceeds from issuance of Hess Midstream Partnership LP units	366	—
Proceeds from issuance of preferred stock	—	557
Proceeds from issuance of common stock	—	1,087
Cash dividends paid	(273)	(260)
Noncontrolling interests, net	(208)	—
Other, net	—	(50)
Net cash provided by (used in) financing activities	(207)	2,010

Net Increase (Decrease) in Cash and Cash Equivalents	(206)	813
Cash and Cash Equivalents at Beginning of Year	2,732	2,716
Cash and Cash Equivalents at End of Period	$2,526	$3,529

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance at January 1, 2017	$1	$317	$5,773	$10,147	$(1,704)	$14,534	$1,057	$15,591
Cumulative effect of adoption of new accounting standards	—	—	2	(39)	—	(37)	—	(37)
Net income (loss)	—	—	—	(1,397)	—	(1,397)	91	(1,306)
Other comprehensive income (loss)	—	—	—	—	232	232	—	232
Share-based compensation, including income taxes	—	1	72	—	—	73	—	73
Dividends on preferred stock	—	—	—	(34)	—	(34)	—	(34)
Dividends on common stock	—	—	—	(239)	—	(239)	—	(239)
Hess Midstream Partners LP units issuance	—	—	—	—	—	—	356	356
Noncontrolling interests, net	—	—	—	—	—	—	(208)	(208)
Balance at September 30, 2017	$1	$318	$5,847	$8,438	$(1,472)	$13,132	$1,296	$14,428

Balance at January 1, 2016	$—	$286	$4,127	$16,637	$(1,664)	$19,386	$1,015	$20,401
Net income (loss)	—	—	—	(1,240)	—	(1,240)	62	(1,178)
Other comprehensive income (loss)	—	—	—	—	292	292	—	292
Stock issuance	1	29	1,577	—	—	1,607	—	1,607
Share-based compensation, including income taxes	—	2	59	—	—	61	—	61
Dividends on preferred stock	—	—	—	(30)	—	(30)	—	(30)
Dividends on common stock	—	—	—	(238)	—	(238)	—	(238)
Balance at September 30, 2016	$1	$317	$5,763	$15,129	$(1,372)	$19,838	$1,077	$20,915

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2017 and December 31, 2016, the consolidated results of operations for the three months and nine months ended September 30, 2017 and 2016, and consolidated cash flows for the nine months ended September 30, 2017 and 2016.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

On January 1, 2017, the Corporation’s interests in a Permian Basin gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota were transferred from the Exploration and Production (E&P) segment to the Midstream segment as a result of organizational changes to the management of these assets.  These assets were wholly-owned by the Corporation and are not included in our Hess Infrastructure Partners joint venture.  Prior period information has been recast to conform to the current period presentation.  See Note 12, Segment Information.  In the third quarter of 2017, we completed the sale of our enhanced oil recovery assets in the Permian basin, including the gas plant in West Texas and related CO2 assets.  See Note 2, Disposition.

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

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606.  This ASU is effective for us beginning in the first quarter of 2018.  As of September 30, 2017, our analysis of contracts with customers against the requirements of the standard is largely complete.  Based on our assessment to date, we have not identified any changes to the timing of revenue recognition based on the requirements of ASC 606 that would have a material impact on our consolidated financial statements.  We plan to adopt ASC 606 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption with a cumulative effect adjustment, if any, recorded to Retained earnings as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases, as a new ASC Topic, ASC 842.  The new standard will require assets and liabilities to be reported on the balance sheet for all leases with lease terms greater than one year, including leases currently treated as operating leases under the existing standard.  This ASU is effective for us beginning in the first quarter of 2019, with early adoption permitted.  We have developed a project plan for the implementation of ASC 842 in the first quarter of 2019 and begun assessing existing leases against the requirements of the standard.  We continue to assess the impact of the ASU on our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits.  This ASU requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost.  The amendments also provide explicit guidance on how to present the service cost component and the other components of net periodic benefit cost in the statement of income and allow only the service cost component of net periodic benefit cost to be eligible for capitalization.  This ASU is effective for us beginning in the first quarter of 2018, with early application permitted.  We are currently assessing the impact of the ASU on our consolidated financial statements.

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities.  This ASU aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements.  In addition, this ASU make certain targeted improvements to simplify the application of the existing hedge accounting guidance.  This ASU is effective for us beginning in the first quarter of 2019, with early application permitted.  We are currently assessing the impact of the ASU on our consolidated financial statements.

2.  Disposition

In the third quarter of 2017, we completed the sale of our enhanced oil recovery assets in the Permian Basin for proceeds of $597 million, after normal closing adjustments, and recognized a pre-tax gain of $273 million ($280 million attributable to Hess Corporation after income taxes and noncontrolling interest).  This sale transaction included both upstream and midstream assets resulting in an after-tax gain of $314 million allocated to the E&P segment, and an after-tax loss of $34 million allocated to the Midstream segment.

3.  Impairment

In the third quarter of 2017, we recorded a pre-tax impairment charge of $2,503 million ($550 million after income taxes) to impair the carrying value of our interests in Norway based on the anticipated sale of this asset using Level 3 inputs.  Upon recognition of the impairment and corresponding tax benefit of $1,953 million, the deferred tax position recognized for Norway on the Consolidated Balance Sheet changed to a non-current deferred tax asset from a net non-current deferred tax liability.  See Note 14. Subsequent Events.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2017	2016
	(In millions)
Crude oil and natural gas liquids	$110	$77
Materials and supplies	262	246
Total Inventories	$372	$323

5.  Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the nine months ended September 30, 2017 (in millions):

Balance at January 1, 2017	$597
Additions to capitalized exploratory well costs pending the determination of proved reserves	83
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(177)
Balance at September 30, 2017	$503

Reclassifications to wells, facilities and equipment based on the determination of proved reserves resulted primarily from sanction of the first phase of development for the Liza Field, offshore Guyana.  Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $404 million at September 30, 2017 and primarily related to:

Ghana:  Approximately 65% of the capitalized well costs in excess of one year relates to our Deepwater Tano/Cape Three Points license (Hess 50%), offshore Ghana.  The government of Côte d’Ivoire had challenged the maritime border between it and the country of Ghana, which includes a portion of our Deepwater Tano/Cape Three Points license.  The International Tribunal for Law of the Sea rendered a final ruling on the maritime border dispute in September 2017 in favor of Ghana.  Under terms of our license, we now have ten months to submit a plan of development to the Ghanaian government.  We have declared commerciality for four discoveries, including the Pecan Field in March 2016, which would be the primary development hub for the block.  Front-end engineering studies and other development planning are progressing.

Gulf of Mexico: Approximately 25% of the capitalized well costs in excess of one year relates to an appraisal well in the northern portion of the Shenzi Field (Hess 28%) in the Gulf of Mexico, where hydrocarbons were encountered in the fourth quarter of 2015.  The operator is evaluating plans for developing this area of the field.

JDA:  Approximately 10% of the capitalized well costs in excess of one year relates to the JDA in the Gulf of Thailand (Hess 50%) where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18.  We, along with our partner, are currently evaluating results and formulating future drilling plans in the area.

6.  Goodwill

The changes in the carrying amount of goodwill were as follows:

	Exploration and Production	Midstream	Total
	(In millions)
Balance at January 1, 2017	$—	$375	$375
Disposition	—	(15)	(15)
Balance at September 30, 2017	$—	$360	$360

The change in the carrying amount of goodwill relates to the sale of our enhanced oil recovery assets in the Permian Basin. See Note 2, Disposition.

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

HIP, which owns Bakken midstream assets, is a component of our Midstream segment.  At September 30, 2017, HIP liabilities totaling $756 million (December 31, 2016: $841 million) are on a nonrecourse basis to Hess Corporation, while HIP assets available to settle the obligations of HIP include cash and cash equivalents totaling $50 million (December 31, 2016: $2 million) and property, plant and equipment with a carrying value of $2,516 million (December 31, 2016: $2,528 million).

8.  Hess Midstream Partners LP – Initial Public Offering

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

The Partnership has a $300 million 4-year senior secured syndicated revolving credit facility, which became available for utilization at completion of the IPO.  The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At September 30, 2017, this facility was undrawn.

9. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$13	$15	$41	$47
Interest cost	26	27	78	83
Expected return on plan assets	(42)	(41)	(125)	(125)
Amortization of unrecognized net actuarial losses	13	15	46	47
Settlement loss	4	—	11	—
Pension expense	$14	$16	$51	$52

In 2017, we expect to contribute $52 million to our funded pension plans.  Through September 30, 2017, we have contributed $40 million to these plans.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.  Weighted Average Common Shares

The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Net income (loss) attributable to Hess Corporation Common Stockholders:
Net income (loss)	$(593)	$(317)	$(1,306)	$(1,178)
Less: Net income (loss) attributable to noncontrolling interests	31	22	91	62
Less: Preferred stock dividends	11	12	34	30
Net income (loss) attributable to Hess Corporation Common Stockholders	$(635)	$(351)	$(1,431)	$(1,270)

Weighted average number of common shares outstanding:
Basic	314.5	313.2	314.3	308.7
Effect of dilutive securities
Restricted common stock	—	—	—	—
Stock options	—	—	—	—
Performance share units	—	—	—	—
Mandatory Convertible Preferred stock	—	—	—	—
Diluted	314.5	313.2	314.3	308.7

The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Restricted common stock	3,313,441	3,476,171	3,296,718	3,345,052
Stock options	6,509,214	6,945,925	6,452,788	6,886,816
Performance share units	709,445	965,634	514,910	960,998
Common shares from conversion of preferred stocks	13,400,515	12,547,650	12,894,078	10,769,864

During the nine months ended September 30, 2017, we granted 1,214,460 shares of restricted stock (2016: 1,656,598), 438,980 performance share units (2016: 447,536) and 662,819 stock options (2016: 824,225).

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

We, along with many companies that have been or continue to be engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline.  A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us.  The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE.  The majority of the cases asserted against us have been settled.  In June 2014, the Commonwealth of Pennsylvania and the State of Vermont each filed independent lawsuits alleging that we and all major oil companies with operations in each respective state, have damaged the groundwater in those states by introducing thereto gasoline with MTBE.  The Pennsylvania suit has been removed to Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York.  The suit filed in Vermont is proceeding there in a state court.  In September 2016, the State of Rhode Island also filed a lawsuit alleging that we and other major oil companies damaged the groundwater in Rhode Island by introducing gasoline with MTBE.  The suit filed in Rhode Island is proceeding in federal court.

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

On January 18, 2017, we entered into a Consent Decree with the North Dakota Department of Health resolving alleged non-compliance with North Dakota’s air pollution laws and provisions of the federal Clean Air Act.  Pursuant to the Consent Decree, we were required to implement corrective actions, including implementation of a leak detection and repair program, at most of our existing facilities in North Dakota.  We were assessed a base penalty of $922,000 and made an initial penalty payment of $55,000 during the first quarter of 2017.  Based on corrective actions completed in accordance with the Consent Decree, the remainder of the penalty was reduced to $745,000 and paid in the third quarter of 2017.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.  Segment Information

We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
	(In Millions)
For the Three Months Ended September 30, 2017
Sales and Other Operating Revenues - Third parties	$1,369	$1	$—	$—	$1,370
Intersegment Revenues	—	153	—	(153)	—
Sales and Other Operating Revenues	$1,369	$154	$—	$(153)	$1,370

Net Income (Loss) attributable to Hess Corporation (a)	$(474)	$(12)	$(138)	$—	$(624)
Depreciation, Depletion and Amortization	709	29	21	—	759
Impairment	2,503	—	—	—	2,503
Provision (Benefit) for Income Taxes (b)	(1,969)	(3)	(2)	—	(1,974)
Capital Expenditures	526	27	—	—	553

For the Three Months Ended September 30, 2016
Sales and Other Operating Revenues - Third parties	$1,175	$2	$—	$—	$1,177
Intersegment Revenues	—	134	—	(134)	—
Sales and Other Operating Revenues	$1,175	$136	$—	$(134)	$1,177

Net Income (Loss) attributable to Hess Corporation	$(234)	$13	$(118)	$—	$(339)
Depreciation, Depletion and Amortization	779	30	2	—	811
Provision (Benefit) for Income Taxes	(252)	9	(73)	—	(316)
Capital Expenditures	381	90	—	—	471

For the Nine Months Ended September 30, 2017
Sales and Other Operating Revenues - Third parties	$3,857	$6	$—	$—	$3,863
Intersegment Revenues	—	454	—	(454)	—
Sales and Other Operating Revenues	$3,857	$460	$—	$(454)	$3,863

Net Income (Loss) attributable to Hess Corporation (a)	$(1,061)	$22	$(358)	$—	$(1,397)
Depreciation, Depletion and Amortization	2,120	93	24	—	2,237
Impairment	2,503	—	—	—	2,503
Provision (Benefit) for Income Taxes (b)	(2,003)	18	(10)	—	(1,995)
Capital Expenditures	1,351	75	—	—	1,426

For the Nine Months Ended September 30, 2016
Sales and Other Operating Revenues - Third parties	$3,368	$6	$—	$—	$3,374
Intersegment Revenues	—	398	—	(398)	—
Sales and Other Operating Revenues	$3,368	$404	$—	$(398)	$3,374

Net Income (Loss) attributable to Hess Corporation	$(1,015)	$40	$(265)	$—	$(1,240)
Depreciation, Depletion and Amortization	2,381	88	7	—	2,476
Provision (Benefit) for Income Taxes	(840)	25	(152)	—	(967)
Capital Expenditures	1,318	194	—	—	1,512
(a)

In the third quarter of 2017, we disposed of our enhanced oil recovery assets in the Permian Basin. This sale transaction included both upstream and midstream assets resulting in an after-tax gain of $314 million allocated to the E&P segment, and an after-tax loss of $34 million allocated to the Midstream segment.  See Note 2, Disposition.

(b)

The provision for income taxes in the Midstream segment is presented before consolidating its operations with other U.S. activities of the Company and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact is presented in the E&P segment.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by operating segment were as follows:

	September 30,	December 31,
	2017	2016
	(In millions)
Exploration and Production	$21,389	$22,856
Midstream	3,012	3,165
Corporate, Interest and Other	2,199	2,600
Total	$26,600	$28,621

13.  Financial Risk Management Activities

In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct the business with the intent of reducing exposure to foreign currency fluctuations.  At September 30, 2017, these forward contracts relate to the British Pound.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates and, in the case of certain long-term debt relating to our Midstream operating segment, from floating to fixed rates.

Gross notional amounts of both long and short positions are presented in the table below.  These amounts include long and short positions that offset in closed positions and have not reached contractual maturity.  Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation, but are used in the calculation of cash settlements under the contracts.

The gross notional amounts of financial risk management derivative contracts outstanding were as follows:

	September 30, 2017	December 31, 2016
	(In millions)
Commodity - crude oil (millions of barrels)	54	—
Foreign exchange	$35	$785
Interest rate swaps	$909	$350

At September 30, 2017, we have outstanding Brent and West Texas Intermediate (WTI) crude oil collar positions by year of settlement as follows:

	2017		2018
	Brent	WTI	Brent	WTI
Outstanding average barrels of oil per day	20,000	110,000	—	115,000
Average ceiling price	$75	$68	—	$65
Average floor price	$55	$50	—	$50

These crude oil price collars, which have been designated as cash flow hedges, reduce the price exposure to our crude oil production that is hedged.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the gross and net fair values of the risk management derivative instruments, all of which are based on Level 2 inputs:

	Assets	Liabilities
	(In millions)
September 30, 2017
Derivative Contracts Designated as Hedging Instruments
Commodity - Accounts receivable	$105	$—
Commodity - Other assets (noncurrent)	41	—
Interest rate - Other assets (noncurrent) and Accounts payable	2	(3)
Total derivative contracts designated as hedging instruments	148	(3)
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange	—	—
Total derivative contracts not designated as hedging instruments	—	—
Gross fair value of derivative contracts	148	(3)
Net Fair Value of Derivative Contracts	$148	$(3)

December 31, 2016
Derivative Contracts Designated as Hedging Instruments
Interest rate	$—	$—
Total derivative contracts designated as hedging instruments	—	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange - Accounts receivable and Accrued liabilities	9	(1)
Total derivative contracts not designated as hedging instruments	9	(1)
Gross fair value of derivative contracts	9	(1)
Master netting arrangements	(1)	1
Net Fair Value of Derivative Contracts	$8	$—

Derivative contracts designated as hedging instruments:

Crude oil collars:  The impact from realized and unrealized movements in crude oil price collars on Sales and other operating revenues was an increase of $6 million and a reduction of $5 million in the three and nine months ended September 30, 2017, respectively.  Realized and unrealized movements were inclusive of a $2 million charge for hedge ineffectiveness in the third quarter of 2017.  Reclassifications to the Statement of Consolidated Income from Other comprehensive income in the three and nine months ended September 30, 2017 amounted to gains of $18 million and $38 million, respectively.  At September 30, 2017, after-tax deferred losses in Accumulated other comprehensive income (loss) related to crude oil collars were $39 million, of which $33 million will be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.  There were no crude oil hedge contracts in 2016.

Interest rate swaps designated as fair value hedges:  At September 30, 2017 and December 31, 2016, Hess Corporation had interest rate swaps with gross notional amounts totaling $450 million and $350 million, respectively, which were designated as fair value hedges and relate to debt where we have converted interest payments on certain long-term debt from fixed to floating rates.  For the three and nine months ended September 30, 2017, the change in fair value of interest rate swaps was an increase in the liability of less than $1 million and $3 million respectively.  There was an increase of $9 million and a decrease of $9 million in the liability in the third quarter and first nine months of 2016, respectively.  Changes in the fair value of the interest rate swaps and the hedged fixed‑rate debt are recorded in Interest expense in the Statement of Consolidated Income.

Interest rate swaps designated as cash flow hedges:  At September 30, 2017, HIP had interest rate swaps with gross notional amounts totaling $459 million, which convert interest payments on certain long-term debt from floating to fixed rates.  For the three and nine months ended September 30, 2017, the change in fair value of interest rate swaps was an increase to assets of $1 million and $2 million, respectively.  At September 30, 2017, the after-tax deferred gains in Accumulated other comprehensive income (loss) related to interest rate swaps was $2 million before noncontrolling interests, which will be reclassified into earnings as the hedged interest payments are recognized in the Statement of Income.  Of this amount, losses of less than $1 million will be reclassified into earnings during the next 12 months.  There were no floating to fixed interest rate swap contracts in 2016.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative contracts not designated as hedging instruments:

Foreign exchange:  Foreign exchange gains, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income were $17 million and $26 million in the three months and nine months ended September 30, 2017, respectively, compared with $11 million and $32 million in the third quarter and first nine months of 2016, respectively.  A component of foreign exchange gains is the result of foreign exchange derivative contracts that are not designated as hedges.  These contracts had gains of less than $1 million and $2 million in the third quarter and first nine months of 2017, respectively, compared to a loss of $2 million and a gain of $11 million in the third quarter and first nine months of 2016, respectively.

The after‑tax foreign currency translation adjustments included in the Statement of Consolidated Comprehensive Income amounted to gains of $121 million and $208 million in the three months and nine months ended September 30, 2017, respectively, compared to gains of $117 million and $259 million in the third quarter and first nine months of 2016, respectively.  The cumulative currency translation adjustment at September 30, 2017, was a reduction to shareholders’ equity of $837 million compared with a reduction of $1,045 million at December 31, 2016.

Fair Value Measurement:  We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at September 30, 2017.  Total long-term debt with a carrying value of $6,714 million at September 30, 2017, had a fair value of $7,157 million based on Level 2 inputs.

14.  Subsequent Events

On October 23, 2017, we announced the sale of our interests in offshore Equatorial Guinea for total consideration of $650 million before normal closing adjustments, based on an effective date of January 1, 2017.  As a result of the sale, we forecast a pre-tax gain of approximately $475 million ($475 million after income taxes) in the fourth quarter of 2017. These assets produced an average of 28,000 barrels of oil equivalent per day (boepd) during the first nine months of 2017.

On October 24, 2017, we announced the sale of our interests in offshore Norway for total consideration of $2 billion before normal closing adjustments, based on an effective date of January 1, 2017.  In the fourth quarter of 2017, we will record a charge for the cumulative translation adjustment in Stockholders’ Equity in the Consolidated Balance Sheet for Norway, which was approximately $840 million at September 30, 2017.  Once the transaction has closed, the charge related to the cumulative translation adjustment will have no impact to Stockholders’ Equity, as the reduction to Retained Earnings will be offset by an increase in Accumulated Other Comprehensive Income (Loss).  These assets produced an average of 24,000 boepd during the first nine months of 2017.

On October 24, 2017, we also announced that we would commence a process to sell our interests in Denmark where we hold a 61.5% interest in the South Arne Field.  This sales process is expected to be completed in 2018.  The South Arne Field produced an average of 11,000 boepd during the first nine months of 2017.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, Equatorial Guinea, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Norway.  The Corporation has exploration and development activities in the Stabroek Block, offshore Guyana, where we have participated in five significant crude oil discoveries and sanctioned the first phase of a multi-phase development project at the Liza Field.

The Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGLs); gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.  Beginning January 1, 2017, Hess’ Midstream segment includes our interests in a Permian Basin gas plant in West Texas and related CO2 assets, which were sold on August 1, 2017, and water handling assets in North Dakota.  The water handling assets are wholly-owned by the Corporation and are not held in our Hess Infrastructure Partners joint venture.  Certain previously reported amounts have been recast to reflect the inclusion of these assets as part of the Midstream operating segment.  In the third quarter of 2017, we completed the sale of our E&P and Midstream enhanced oil recovery assets in the Permian Basin.  See Note 2, Disposition in the Notes to Consolidated Financial Statements.

Outlook

We forecast net production, excluding assets sold and Libya, to average 300,000 barrels of oil equivalent per day (boepd) in 2017 and to average between 290,000 boepd and 300,000 boepd in the fourth quarter of 2017.  In October 2017, we announced the sale of our interests in Equatorial Guinea for $650 million and Norway for $2 billion before normal closing adjustments, based on an effective date of January 1, 2017.  The sale of our interests in Equatorial Guinea is expected to close later in the fourth quarter and the sale of our interests in Norway is expected to close following receipt of government approvals.  As proceeds are received, we intend to reduce debt by $500 million in 2018 and use the remainder primarily for funding our development projects.  We also plan to commence a process to sell our interests in Denmark that is expected to be completed in 2018.  See Note 14, Subsequent Events in the Notes to Consolidated Financial Statements.

Net cash provided by operating activities was $602 million in the first nine months of 2017, compared to $469 million in the first nine months of 2016, while capital expenditures for the first nine months of 2017 and 2016 were $1,426 million and $1,512 million, respectively.  Based on current forward strip crude oil prices for 2018, which are comparable to 2017 prices, we forecast a net operating cash flow deficit (including capital expenditures) in 2018.  We expect to fund our net operating cash flow deficit (including capital expenditures) through the end of 2018 with existing cash and cash equivalents at September 30, 2017.

Third Quarter Results

In the third quarter of 2017, we incurred a net loss of $624 million compared to a net loss of $339 million in the third quarter of 2016.  Excluding items affecting comparability of earnings between periods on pages 25 to 27, the adjusted net loss for the quarter was $324 million compared to an adjusted net loss of $340 million in the third quarter of 2016.  The improved third quarter 2017 results reflect higher realized crude oil selling prices and lower operating costs, depreciation, depletion and amortization, and exploration expenses.  Third quarter 2017 results were adversely impacted by lower tax benefits compared to the prior-year quarter following a required change in deferred tax accounting.  On an adjusted pre-tax basis, we reported a loss of $307 million in the third quarter of 2017, down from $553 million in the year-ago quarter.

Exploration and Production Results

In the third quarter of 2017, E&P had net loss of $474 million compared with a net loss of $234 million in the third quarter of 2016.  Excluding items affecting comparability of earnings between periods, the adjusted net loss for the third quarter of 2017 was $238 million compared to an adjusted net loss of $285 million in 2016.  Total net production, excluding assets sold and Libya, averaged 296,000 boepd in the third quarter of 2017, compared to an equivalent of 307,000 boepd in the third quarter of 2016.  The average realized crude oil selling price, including hedging, was $46.97 per barrel, up from $41.50 in the third quarter of 2016.  The average realized natural gas liquids selling price in the third quarter of 2017 was $17.22 per barrel, up from $9.23 in the prior-year quarter, while the average realized natural gas selling price was $3.35 per thousand cubic feet (mcf), up from $3.20 in the third quarter of 2016.  The E&P effective tax rate, excluding items affecting comparability of earnings between periods and Libyan operations, was a benefit of 18% in the third quarter of 2017, down from a benefit of 41% in the third quarter of 2016.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of our ongoing E&P activities:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play of 103,000 boepd for the third quarter of 2017 (2016 Q3: 107,000 boepd) was impacted by reduced field availability due to adverse weather and delays in completing new wells.  In the third quarter, we operated an average of four rigs, drilled 24 wells, completed 20 wells and brought 13 new wells on production.  Net production is expected to average 105,000 to 110,000 boepd in the fourth quarter, resulting in expected net production of approximately 105,000 boepd for the full year of 2017.

•

In the Gulf of Mexico, net production for the third quarter of 2017 averaged 59,000 boepd (2016 Q3: 61,000 boepd).  At the Penn State Field (Hess 50%), completion operations are underway on a new well that is expected to commence production in the fourth quarter.

•

At the Valhall Field (Hess 64%), offshore Norway, in the third quarter of 2017, net production averaged 20,000 boepd (2016 Q3: 31,000 boepd).  The decrease in production primarily resulted from a twelve day shut down during the quarter.

•

At North Malay Basin (Hess 50%), in the Gulf of Thailand, first production of natural gas from the full-field development commenced in July and net production averaged 86 million cubic feet per day (mmcfd) for the third quarter of 2017.  The field is currently producing approximately 155 mmcfd and we expect to achieve our planned plateau rate of 165 mmcfd in the fourth quarter of 2017.

Other E&P assets:

•

At the Hess operated Stampede development project (Hess 25%) in the Green Canyon area of the Gulf of Mexico, the second and third wells were completed.  First production from the field is expected in the first quarter of 2018.

•

At the Stabroek Block (Hess 30%), offshore Guyana, operated by Esso Exploration and Production Guyana Limited, the Payara-2 well was successfully completed and confirmed a second giant oil field.  In addition, the Operator announced that the Turbot-1 exploration well resulted in a discovery encountering a reservoir of 75 feet of high-quality, oil-bearing sandstone in the primary objective.  The well is located approximately 30 miles to the southeast of the Liza phase one project.  An exploration well at the Ranger prospect is expected to commence drilling in the fourth quarter.  An additional well on the Turbot discovery is planned for 2018.  Development activities associated with the Liza phase one project are on schedule and first production is expected by 2020.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(474)	$(234)	$(1,061)	$(1,015)
Midstream	(12)	13	22	40
Corporate, Interest and Other	(138)	(118)	(358)	(265)
Total	$(624)	$(339)	$(1,397)	$(1,240)

Net Income (Loss) Attributable to Hess Corporation Per Common Share - Diluted (a)	$(2.02)	$(1.12)	$(4.55)	$(4.11)
(a)	Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of diluted shares.

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on a pre-tax basis, items of income (expense) that are included in income (loss) before income taxes and affect comparability of earnings between periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Exploration and Production	$(2,173)	$—	$(2,173)	$(92)
Midstream	(57)	—	(57)	—
Corporate, Interest and Other	(30)	(80)	(30)	(80)
Total Items Affecting Comparability of Earnings Between Periods, Pre-Tax	$(2,260)	$(80)	$(2,260)	$(172)

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Exploration and Production	$(236)	$51	$(236)	$(6)
Midstream	(34)	—	(34)	—
Corporate, Interest and Other	(30)	(50)	(30)	(50)
Total Items Affecting Comparability of Earnings Between Periods, After-Tax	$(300)	$1	$(300)	$(56)

The items in the tables above are explained on pages 25 to 27.

Reconciliations of GAAP and non-GAAP measures

The following table reconciles reported income (loss) before income taxes and adjusted income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Income (loss) before income taxes	$(2,567)	$(633)	$(3,301)	$(2,145)
Less: Total items affecting comparability of earnings between periods, pre-tax	(2,260)	(80)	(2,260)	(172)
Adjusted Income (Loss) Before Income Taxes	$(307)	$(553)	$(1,041)	$(1,973)

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Net income (loss) attributable to Hess Corporation	$(624)	$(339)	$(1,397)	$(1,240)
Less: Total items affecting comparability of earnings between periods, after-tax	(300)	1	(300)	(56)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(324)	$(340)	$(1,097)	$(1,184)

“Adjusted income (loss) before income taxes” presented in this report is a non-GAAP financial measure, which we define as reported income (loss) before income taxes excluding items identified as affecting comparability of earnings between periods.  “Adjusted net income (loss) attributable to Hess Corporation” is also presented in this report and is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods.  Management uses both adjusted income (loss) before income taxes and adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing these measures, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.  These measures are not, and should not be viewed as, substitutes for U.S. GAAP income (loss) before incomes taxes or U.S. GAAP net income (loss).

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

Comparison of Results

Exploration and Production

Following is a summarized income statement of our E&P operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,369	$1,175	$3,857	$3,368
Gains on asset sales, net	330	—	330	27
Other, net	15	7	16	27
Total revenues and non-operating income	1,714	1,182	4,203	3,422
Costs and Expenses
Cost of products sold (excluding items shown separately below)	373	238	906	737
Operating costs and expenses	310	368	936	1,152
Production and severance taxes	27	27	88	74
Midstream tariffs	140	118	399	349
Exploration expenses, including dry holes and lease impairment	40	78	151	409
General and administrative expenses	55	60	164	175
Depreciation, depletion and amortization	709	779	2,120	2,381
Impairment	2,503	—	2,503	—
Total costs and expenses	4,157	1,668	7,267	5,277
Results of Operations Before Income Taxes	(2,443)	(486)	(3,064)	(1,855)
Provision (benefit) for income taxes	(1,969)	(252)	(2,003)	(840)
Net Income (Loss) Attributable to Hess Corporation	$(474)	$(234)	$(1,061)	$(1,015)

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Excluding the E&P Items affecting comparability of earnings between periods in the table on page 25, the changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, cost of products sold, cash operating costs, depreciation, depletion and amortization, midstream tariffs, exploration expenses and income taxes, as discussed below.

Selling Prices:  Higher realized selling prices in the third quarter and first nine months of 2017, improved after-tax results by approximately $50 million and $265 million, respectively, compared to the same periods in 2016.  Average selling prices were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Crude Oil - Per Barrel (Including Hedging)
United States
Onshore	$42.14	$39.19	$44.20	$35.16
Offshore	46.11	39.55	46.04	35.08
Total United States	43.66	39.33	44.88	35.13
Europe	53.89	46.01	52.68	40.66
Africa	51.62	44.22	50.51	39.66
Asia	—	47.36	52.83	43.11
Worldwide	46.97	41.50	47.16	37.05

Crude Oil - Per Barrel (Excluding Hedging)
United States
Onshore	$42.85	$39.19	$44.38	$35.16
Offshore	46.72	39.55	46.24	35.08
Total United States	44.33	39.33	45.06	35.13
Europe	53.77	46.01	52.49	40.66
Africa	51.51	44.22	50.36	39.66
Asia	—	47.36	52.83	43.11
Worldwide	47.36	41.50	47.22	37.05

Natural Gas Liquids - Per Barrel
United States
Onshore	$16.56	$8.48	$16.22	$7.89
Offshore	20.41	13.94	19.95	12.14
Total United States	17.04	9.00	16.67	8.33
Europe	26.44	17.68	26.26	17.50
Worldwide	17.22	9.23	16.89	8.55

Natural Gas - Per Mcf
United States
Onshore	$1.58	$1.49	$2.04	$1.33
Offshore	2.26	2.24	2.32	1.74
Total United States	1.80	1.67	2.12	1.43
Europe	4.58	3.74	4.24	4.04
Asia	4.34	5.66	4.12	5.65
Worldwide	3.35	3.20	3.25	3.41

In the third quarter of 2017, the Corporation increased its West Texas Intermediate (WTI) crude oil hedging program by 50,000 barrels of oil per day (bopd) to a total of 110,000 bopd through December 31, 2017.  In addition, the Corporation added WTI crude oil collars covering 115,000 bopd for 2018.

Realized and unrealized movements in crude oil price collars increased Sales and other operating revenues by $6 million in the third quarter of 2017, compared to a decrease in Sales and other operating revenues of $5 million in the nine months ended September 30, 2017.  There were no crude oil hedge contracts in 2016.

Our open Brent and WTI crude oil collar positions at September 30, 2017 are summarized in Note 13, Financial Risk Management Activities in the Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Crude Oil - Barrels
United States
Bakken	63	67	66	70
Other Onshore (b)	4	9	7	9
Total Onshore	67	76	73	79
Offshore	43	46	43	46
Total United States	110	122	116	125
Europe	25	34	28	32
Africa (c)	39	33	35	34
Asia	2	1	2	2
Worldwide	176	190	181	193

Natural Gas Liquids - Barrels
United States
Bakken	29	29	27	27
Other Onshore (b)	8	11	9	12
Total Onshore	37	40	36	39
Offshore	5	4	4	5
Total United States	42	44	40	44
Europe	1	1	1	1
Worldwide	43	45	41	45

Natural Gas - Mcf
United States
Bakken	63	66	61	64
Other Onshore	85	139	97	136
Total Onshore	148	205	158	200
Offshore	69	65	65	64
Total United States	217	270	223	264
Europe	29	41	33	42
Asia	306	161	252	221
Worldwide	552	472	508	527

Barrels of Oil Equivalent (a)	311	314	307	326

Crude oil and natural gas liquids as a share of total production	70%	75%	72%	73%
(a)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 22.

(b)

The Corporation sold its Permian assets in August 2017.  Production averaged 3,000 boepd and 6,000 boepd in the third quarter and first nine months of 2017, respectively, and averaged 7,000 boepd and 8,000 boepd in the third quarter and first nine months of 2016, respectively.

(c)	Production from Libya recommenced in the fourth quarter of 2016. Net production from Libya averaged 12,000 bopd and 7,000 bopd in the third quarter and first nine months of 2017, respectively.

We expect net production, excluding assets sold and Libya, to be in the range of 290,000 boepd and 300,000 boepd for the fourth quarter of 2017, resulting in full-year 2017 guidance of approximately 300,000 boepd.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

United States:  Onshore net liquids production was lower in the third quarter and first nine months of 2017, compared to corresponding periods in 2016, primarily due to the sale of our Permian assets in August 2017 and fewer well completions in the Bakken.  Onshore natural gas production was lower in the third quarter and first nine months of 2017 due to natural decline in the Utica shale play.  Offshore net crude oil production was lower in the third quarter and first nine months of 2017, compared to the corresponding periods in 2016, primarily due to shutdowns at the Llano Field and Penn State fields as well as natural field decline, partially offset by higher production from the Tubular Bells Field.  In addition, there was lower production from the Conger Field in the first half of 2017 due to planned and unplanned downtime.  Offshore net gas production was higher in the third quarter and first nine months of 2017, compared to corresponding periods in 2016, primarily due to higher uptime from the Tubular Bells Field in 2017.

International:  Net oil production was lower in the third quarter and first nine months of 2017, compared to corresponding periods in 2016, primarily due to a planned shutdown at the Valhall Field in Norway and natural field decline.  Net gas production was higher in the third quarter and first nine months of 2017, compared to the corresponding periods in 2016, primarily due to first production at the North Malay Basin full-field development in July 2017, and a temporary adjustment to entitlement and higher uptime at the JDA.

Sales Volumes:  Our worldwide sales volumes from Hess net production were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Crude oil - barrels	15,897	17,528	47,398	55,030
Natural gas liquids - barrels	3,920	4,167	11,391	12,389
Natural gas - mcf	50,808	43,413	138,742	144,381
Barrels of Oil Equivalent (a)	28,285	28,931	81,913	91,483

Crude oil - barrels per day	172	190	174	201
Natural gas liquids - barrels per day	43	45	41	45
Natural gas - mcf per day	552	472	508	527
Barrels of Oil Equivalent Per Day (a)	307	314	300	334
(a)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 22.  Sales volumes from purchased crude oil, natural gas liquids, and natural gas are not included in the sales volumes reported.

Lower sales volumes in the third quarter and first nine months of 2017 decreased after-tax results by approximately $35 million and $175 million, respectively, compared to the same periods in 2016.

Cost of Products Sold:  Cost of products sold is mainly comprised of costs relating to the purchases of crude oil, natural gas liquids and natural gas from our partners in Hess operated wells or other third parties.  The increase in Cost of products sold, in the third quarter and first nine months of 2017, compared to the same periods in 2016, primarily reflects the impact of higher benchmark crude oil prices on the cost of purchased volumes

Cash Operating Costs:  Cash operating costs, consisting of operating costs and expenses, production and severance taxes and E&P general and administrative expenses, were lower in the third quarter and first nine months of 2017, compared to the same periods in 2016, due to lower workover expenses, lease operating and employee costs, partially offset by higher production taxes in the Bakken shale play during the first half of 2017.

Depreciation, Depletion and Amortization:  DD&A expenses were lower in the third quarter and first nine months of 2017, compared with the prior-year periods, resulting from lower production and an improved portfolio average DD&A rate due to the production mix.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Unit Cost Information:  Unit cost per barrel of oil equivalent (boe) information is based on total E&P production volumes and excludes items affecting comparability of earnings as described below.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range (a)
	Three Months Ended		Nine Months Ended		Three Months Ended	Twelve Months Ended
	September 30,		September 30,		December 31,	December 31,
	2017	2016	2017	2016	2017	2017

Cash operating costs	$13.67	$15.72	$14.16	$15.30	$13.50 — $14.50	$14.00 — $15.00
Depreciation, depletion and amortization costs	24.79	26.92	25.26	26.68	22.50 — 23.50	24.50 — 25.50
Total Production Unit Costs	$38.46	$42.64	$39.42	$41.98	$36.00 — $38.00	$38.50 — $40.50
(a)	Forecast information excludes any contribution from Libya and items affecting comparability of earnings.

Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Exploratory dry hole costs	$—	$16	$—	$234
Exploration lease and other impairment	7	9	22	33
Geological and geophysical expense and exploration overhead	33	53	129	142
	$40	$78	$151	$409

Exploratory dry hole costs in the third quarter of 2016 relates to the non-operated Skipjack well, offshore Guyana.  Exploratory dry hole costs in the first nine months of 2016 primarily related to the write-off of two wells at the non-operated Sicily prospect and a non-operated exploration well in the Gulf of Mexico.  Exploration expenses, excluding dry hole expense, are estimated to be in the range of $75 million to $85 million in the fourth quarter of 2017 and $225 million to $235 million for the full year of 2017.

Income Taxes:  The effective income tax rate for E&P operations, excluding items affecting comparability of earnings between periods and Libyan operations, was a benefit of 18% and 12% in the third quarter and first nine months of 2017, respectively, compared to a benefit of 41% and 42% in the third quarter and first nine months of 2016, respectively.  Commencing in 2017, we are generally not recognizing deferred tax benefit or expense in certain countries, primarily the U.S., Denmark (hydrocarbon tax only), and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with the requirements of U.S. accounting standards.  Excluding items affecting comparability of earnings between periods and Libyan operations, the E&P effective income tax rate is expected to be an expense in the range of 16% to 20% in the fourth quarter of 2017, and a benefit in the range of 5% to 9% for the full year of 2017.

Items Affecting Comparability of Earnings Between Periods:

The following table summarizes, on an after-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Impairment	$(550)	$—	$(550)	$—
Gains on assets sales, net	314	—	314	17
Tax benefits	—	51	—	51
Exploration expense, including dry holes and lease impairment	—	—	—	(52)
Contract termination costs	—	—	—	(22)
	$(236)	$51	$(236)	$(6)

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

The following table summarizes, on a pre-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Impairment	$(2,503)	$—	$(2,503)	$—
Gains on assets sales, net	330	—	330	27
Exploration expense, including dry holes and lease impairment	—	—	—	(83)
Contract termination costs	—	—	—	(36)
	$(2,173)	$—	$(2,173)	$(92)

Impairment:  In the third quarter of 2017, we recorded a noncash impairment charge totaling $2,503 million pre-tax ($550 million after income taxes) associated with the anticipated sale of our interests in Norway.  See Note 3, Impairment in the Notes to Consolidated Financial Statements.

Gains on asset sales, net:  In the third quarter of 2017, we recorded a pre-tax gain of $330 million ($314 million after income taxes) associated with the sale of our enhanced oil recovery assets in the Permian Basin related to our E&P operations.  In the second quarter of 2016, we recognized a pre-tax gain of $27 million ($17 million after income taxes) related to the sale of undeveloped Onshore acreage in the United States.

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

Midstream

Following is a summarized income statement of our Midstream operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$154	$136	$460	$404
Loss on asset sales, net	(57)	—	(57)	—
Total revenues and non-operating income	$97	$136	$403	$404

Costs and Expenses
Operating costs and expenses	42	53	150	160
General and administrative expenses	3	5	11	15
Depreciation, depletion and amortization	29	30	93	88
Interest expense	7	4	18	14
Total costs and expenses	81	92	272	277

Results of Operations Before Income Taxes	16	44	131	127
Provision (benefit) for income taxes (a)	(3)	9	18	25
Net income (loss)	19	35	113	102
Less: Net income (loss) attributable to noncontrolling interests (b)	31	22	91	62
Net Income (Loss) Attributable to Hess Corporation	$(12)	$13	$22	$40
(a)

The provision for income taxes in the Midstream segment in 2017 is presented before consolidating its operations with other U.S. activities of the Company and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact is presented in the E&P segment.

(b)	The noncontrolling interests’ share of income is not subject to tax and, therefore, is a pre-tax amount.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Sales and other operating revenues for the third quarter and first nine months of 2017 increased from the corresponding periods in the prior year primarily due to higher deferred minimum volume deficiency payments earned, partially offset by lower rail export revenue associated with third-party rail charges and the sale of our Permian assets in August 2017.  Operating costs and expenses decreased in the third quarter and first nine months of 2017, compared with the same periods in 2016, primarily due to lower third-party rail charges and the sale of our Permian assets in August 2017.  Depreciation, depletion, and amortization increased in the first nine months of 2017, compared to the same period in 2016, due to gathering pipelines and related facilities that have been placed in service.  Net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $15 million to $20 million in the fourth quarter of 2017 and $70 million to $75 million for the full year of 2017.

Items Affecting Comparability of Earnings Between Periods:  In the third quarter of 2017, we recorded a pre-tax loss of $57 million ($34 million after income taxes and noncontrolling interest) associated with the sale of our Midstream assets in the Permian Basin.

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Corporate and other expenses	$38	$31	$111	$97
Interest expense	95	95	288	284
Less: Capitalized interest	(23)	(15)	(61)	(44)
Interest expense, net	72	80	227	240
Corporate, Interest and Other expenses before income taxes	110	111	338	337
Provision (benefit) for income taxes	(2)	(43)	(10)	(122)
Net Corporate, Interest and Other expenses after income taxes	108	68	328	215
Items affecting comparability of earnings between periods, after-tax	30	50	30	50
Total Corporate, Interest and Other Expenses After Income Taxes	$138	$118	$358	$265

Corporate and other expenses were higher in the third quarter of 2017, compared to the same period in 2016, primarily due to increased pension settlement charges in the third quarter of 2017.   Corporate and other expenses were higher in the first nine months of 2017, compared to the same period in 2016, primarily due to increased pension settlement charges in 2017 and the recognition of a nonrecurring gain of $8 million in 2016.  Capitalized interest was higher in the third quarter and first nine months of 2017, compared to the same periods in 2016, due to increased activity at the Hess operated Stampede development project and sanction of the Liza Field Phase 1 development project during the second quarter of 2017.  The benefit for income taxes is lower in the third quarter and first nine months of 2017, compared to the same periods in 2016, due to us generally not recognizing deferred tax benefit or expense in the U.S. while we maintain valuation allowances against net deferred tax assets in accordance with the requirements of U.S. accounting standards.

Fourth quarter 2017 corporate expenses, are expected to be in the range of $30 million to $35 million, and interest expense is expected to be in the range of $70 million to $75 million.  We estimate corporate expenses for full year 2017 to be in the range of $130 million to $135 million, and interest expense to be in the range of $300 million to $305 million.

Items Affecting Comparability of Earnings Between Periods:

In the third quarter of 2017, we incurred pre-tax charges of $30 million ($30 million after income taxes) in connection with vacated office space, of which, $11 million is included in General and administrative expenses and $19 million is included in Depreciation, depletion and amortization in the Statement of Consolidated Income.   In the third quarter of 2016, we purchased $650 million principal amount of tendered 8.125% notes due 2019.   This transaction resulted in a pre-tax debt extinguishment charge of $80 million ($50 million after income taxes).

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

	September 30,	December 31,
	2017	2016
	(In millions, except ratio)
Cash and cash equivalents	$2,526	$2,732
Current maturities of long-term debt	122	112
Total debt (a)	6,714	6,806
Total equity	14,428	15,591
Debt to capitalization ratio (b)	31.8%	30.4%
(a)

Includes $698 million of debt outstanding at September 30, 2017, from Hess Infrastructure Partners, our 50/50 Midstream joint venture, that is non-recourse to Hess Corporation (December 31, 2016: $733 million).

(b)	Total debt as a percentage of the sum of total debt plus equity.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2017	2016
	(In millions)
Net cash provided by (used in):
Operating activities	$602	$469
Investing activities	(601)	(1,666)
Financing activities	(207)	2,010
Net Increase (Decrease) in Cash and Cash Equivalents	$(206)	$813

Operating activities:  Net cash provided by operating activities was $602 million in the first nine months of 2017, compared to $469 million in the first nine months of 2016.  The increase in 2017 operating cash flows primarily reflects higher benchmark crude oil prices and lower operating costs, partially offset by lower production volumes.  Changes in working capital were a use of cash of $588 million in the first nine months of 2017, and a use of cash of $245 million in the first nine months of 2016.  Changes in working capital during 2017 primarily related to abandonment expenditures, premiums on crude oil hedging contracts, termination payments for an offshore drilling rig and crude oil delivered as line fill.

Investing activities:  The reduction in cash outflows from investing activities is due to higher proceeds from asset sales and lower Additions to property, plant and equipment.  Proceeds from asset sales totaled $783 million in the first nine months of 2017 and primarily relate to the sale of our enhanced oil recovery assets in the Permian Basin and non-core acreage, onshore United States.

The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Nine Months Ended
	September 30,
	2017	2016
	(In millions)
Capital expenditures incurred - E&P	$(1,351)	$(1,318)
Increase (decrease) in related liabilities	76	(257)
Additions to property, plant and equipment - E&P	$(1,275)	$(1,575)

Capital expenditures incurred - Midstream	$(75)	$(194)
Increase (decrease) in related liabilities	(33)	5
Additions to property, plant and equipment - Midstream	$(108)	$(189)

Financing activities: In 2017, Hess Midstream Partners LP received proceeds of $365.5 million from the issuance of common units in an initial public offering, of which $350 million was distributed 50/50 to Hess Corporation and GIP.  We paid common and preferred stock dividends totaling $273 million in the first nine months of 2017, compared to $260 million in the first nine months of 2016.  In the first nine months of 2016, we issued $1.5 billion of senior notes and we repaid total debt of $820 million.  In the first nine months of 2016, we also issued $1.64 billion of preferred and common stock.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Future Capital Requirements and Resources

Excluding our Midstream segment, we ended the quarter with approximately $2.5 billion in cash and cash equivalents and total liquidity including available committed credit facilities of approximately $6.8 billion.  The Corporation has no significant near-term debt maturities.  Excluding Midstream debt that is non-recourse to Hess, the Corporation’s debt maturities through 2022 amount to $19 million for the remainder of 2017, $78 million in 2018, $389 million in 2019, and zero in 2020, 2021 and 2022.

Net cash provided by operating activities was $602 million in the first nine months of 2017, compared to $469 million in the first nine months of 2016, while capital expenditures for the first nine months of 2017 and 2016 were $1,426 million and $1,512 million, respectively.  Based on current forward strip crude oil prices for 2018, which are comparable to 2017 prices, we forecast a net operating cash flow deficit (including capital expenditures) in 2018.  We expect to fund our net operating cash flow deficit (including capital expenditures) through the end of 2018 with existing cash and cash equivalents at September 30, 2017.

The table below summarizes the capacity, usage and available capacity of our borrowings and letter of credit facilities at September 30, 2017:

				Letters of
	Expiration			Credit		Available
	Date	Capacity	Borrowings	Issued	Total Used	Capacity
		(In millions)
Revolving credit facility - Hess Corporation	January 2020	$4,000	$—	$—	$—	$4,000
Revolving credit facility - HIP (a)	July 2020	400	168	—	168	232
Revolving credit facility - Hess Midstream Partners LP (HESM) (b)	March 2021	300	—	—	—	300
Committed lines	Various (c)	345	—	—	—	345
Uncommitted lines	Various (c)	246	—	246	246	—
Total		$5,291	$168	$246	$414	$4,877
(a)	This facility may only be utilized by HIP and is non-recourse to Hess Corporation.
(b)	This facility may only be utilized by HESM and is non-recourse to Hess Corporation.
(c)	Committed and uncommitted lines have expiration dates through 2018.

Hess Corporation has a $4.0 billion syndicated revolving credit facility expiring in January 2020.  Borrowings on the facility will generally bear interest at 1.30% above the London Interbank Offered Rate (LIBOR).  The interest rate will be higher if our credit rating is lowered.  The facility contains a financial covenant that limits the amount of the total borrowings on the last day of each fiscal quarter to 65% of the Corporation’s total capitalization, defined as total debt plus stockholders’ equity.  As of September 30, 2017, Hess Corporation had no outstanding borrowings under this facility and was in compliance with this financial covenant.

We also have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

HIP has $1.0 billion of senior unsecured syndicated credit facilities, consisting of a $400 million 5-year revolving credit facility and a drawn $600 million 5-year Term Loan A facility.  The revolving credit facility can be used for borrowings and letters of credit to fund the joint venture’s operating activities and capital expenditures.  Term Loan A proceeds were used for a distribution to partners in July 2015.  Borrowings on both loan facilities generally bear interest at LIBOR plus an applicable margin ranging from 1.10% to 2.00%.  The interest rate is subject to adjustment based on HIP’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If HIP obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The credit facilities contain financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.  HIP is in compliance with these financial covenants at the end of the third quarter.  At September 30, 2017, borrowings under HIP’s revolving credit facility amounted to $168 million and borrowings under the Term Loan A facility amounted to $534 million, excluding deferred issuance costs, which are non-recourse to Hess Corporation.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Hess Midstream Partners LP (the “Partnership”) has a $300 million 4-year senior secured syndicated revolving credit facility, that became available for utilization at completion of its initial public offering in April.  The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership.  Borrowings on the credit facility will generally bear interest at LIBOR plus an applicable margin of 1.275%.  The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to EBITDA.  Facility fees will accrue at 0.275% every quarter.  If the Partnership obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The Partnership is subject to customary covenants in the credit agreement, including financial covenants that generally require a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters.  The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly-owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At September 30, 2017, this facility was undrawn.

Market Risk Disclosures

The Corporation is exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 13, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.

Financial Risk Management Activities

We have outstanding foreign exchange contracts with notional amounts totaling $35 million at September 30, 2017, to reduce our exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $5 million at September 30, 2017.

At September 30, 2017, our outstanding long‑term debt of $6,714 million, including current maturities, had a fair value of $7,157 million.  A 15% increase or decrease in the rate of interest would decrease or increase the fair value of long-term debt, including the impact of interest rate swaps, by approximately $460 million or $530 million, respectively.

At September 30, 2017, we have outstanding Brent and WTI crude oil price collars.  See Note 13, Financial Risk Management Activities in the Notes to Consolidated Financial Statements.

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

Item 4.Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2017.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

Information regarding legal proceedings is contained in Note 11, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 6.          Exhibits.

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

Date: November 6, 2017