Form 10-K
period 2017-12-31
HESS CORP
filed 2018-02-21
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its Corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
	(Do not check if a smaller reporting company)		Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $12,290,000,000, computed using the outstanding common shares and closing market price on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter.

At December 31, 2017, there were 315,053,615 shares of Common Stock outstanding.

Part III is incorporated by reference from the Proxy Statement for the 2018 annual meeting of stockholders.

HESS CORPORATION

Form 10-K

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain sections in this Annual Report on Form 10-K, including information incorporated by reference herein, and those made under the captions Business and Properties, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk contain “forward-looking” statements, as defined under the Private Securities Litigation Reform Act of 1995.  Generally, the words “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which generally are not historical in nature.  Forward-looking statements related to our operations are based on our current understanding, assessments, estimates and projections of relevant factors and reasonable assumptions about the future.  Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations of future results expressed or implied by these forward-looking statements.  As and when made, we believe that these forward-looking statements are reasonable.  However, given these uncertainties, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur and actual results may differ materially from those contained in any forward-looking statement we make.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Risk factors that could materially impact future actual results are discussed under Item 1A. Risk Factors within this document.

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

Bopd – Barrels of oil per day.

Condensate – A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that when produced, is in the liquid phase at surface pressure and temperature.

Development well – A well drilled within the proved area of an oil and/or natural gas reservoir with the intent of producing oil and/or natural gas from that area of the reservoir.

Dry hole or dry well – An exploratory or development well that does not find oil or natural gas in commercial quantities.

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

Field – An area consisting of a single reservoir or multiple reservoirs all grouped or related to the same individual geological structural feature and/or stratigraphic condition.

Gross acreage – acreage in which a working interest is held by the Corporation.

Gross well – a well in which a working interest is held by the Corporation.

Mcf – One thousand cubic feet of natural gas.

Mmcfd – One thousand mcf of natural gas per day.

Net acreage or Net wells – The sum of the fractional working interests owned by us in gross acres or gross wells.

NGLs or Natural gas liquids – Naturally occurring substances that are separated and produced by fractionating natural gas, including ethane, butane, isobutane, propane and natural gasoline.  Natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 9.

Non-operated – Projects in which the Corporation has a working interest but does not perform the role of Operator.

OPEC – Organization of Petroleum Exporting Countries.

Operator – The entity responsible for conducting and managing exploration, development, and/or production operations for an oil or gas project.

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

PART I

Items 1 and 2.  Business and Properties

Hess Corporation, incorporated in the State of Delaware in 1920, is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia.  The Corporation conducts exploration activities primarily offshore Guyana, Suriname, Canada and in the Gulf of Mexico, including at the Stabroek Block, offshore Guyana, where we have participated in six significant crude oil discoveries and sanctioned the first phase of a multi-phase development project at the Liza Field.  During 2017, we sold our interests in Equatorial Guinea, Norway and our enhanced oil recovery assets in the Permian Basin, onshore U.S.  The 2017 asset sales of higher cost, mature assets will provide funds toward our future development projects in the Stabroek Block, offshore Guyana.  In the fourth quarter of 2017, we announced that we would commence a process to sell our interests in Denmark in 2018.

The Corporation’s Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGLs); gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.  On January 1, 2017, the Corporation’s interests in a Permian Basin gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota were transferred from the E&P segment to the Midstream segment as a result of organizational changes to the management of those assets.  In the third quarter of 2017, we completed the sale of our Midstream assets in the Permian Basin.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

Exploration and Production

Proved Reserves

Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, and exclude escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2017 were $51.19 per barrel for WTI (2016: $42.68) and $54.87 per barrel for Brent (2016: $44.45).  Our total proved developed and undeveloped reserves at December 31 were as follows:

	Crude Oil & Condensate		Natural Gas Liquids		Natural Gas		Total Barrels of Oil Equivalent (BOE)
	2017	2016	2017	2016	2017	2016	2017	2016
	(Millions of bbls)		(Millions of bbls)		(Millions of mcf)		(Millions of bbls)
Developed
United States	239	245	87	59	526	404	414	371
Europe (a)	45	116	—	3	80	125	58	140
Africa	112	138	—	—	117	132	132	160
Asia and other	5	5	—	—	696	739	121	128
	401	504	87	62	1,419	1,400	725	799
Undeveloped
United States	194	110	84	27	354	186	337	168
Europe (a)	4	94	—	5	12	95	6	115
Africa	16	24	—	—	7	11	17	26
Asia and other (b)	44	—	—	—	149	5	69	1
	258	228	84	32	522	297	429	310
Total
United States	433	355	171	86	880	590	751	539
Europe (a)	49	210	—	8	92	220	64	255
Africa	128	162	—	—	124	143	149	186
Asia and other (b)	49	5	—	—	845	744	190	129
	659	732	171	94	1,941	1,697	1,154	1,109
(a)

At December 31, 2016, proved reserves in Norway, which were sold in 2017, included crude oil and condensate of 165 million barrels (developed - 75 million barrels; undeveloped - 90 million barrels), natural gas liquids of 8 million barrels (developed - 3 million barrels; undeveloped - 5 million barrels), and natural gas of 160 million mcf (developed - 72 million mcf; undeveloped – 88 million mcf).

(b)	Asia and other includes proved undeveloped reserves in Guyana of 45 million boe at December 31, 2017 (2016: 0 million boe).

Proved undeveloped reserves were 37% of our total proved reserves at December 31, 2017 on a boe basis (2016: 28%).  Proved reserves held under production sharing contracts totaled 7% of our crude oil reserves and 44% of our natural gas reserves at December 31, 2017 (2016: 4% and 45%, respectively).

For additional information regarding our proved oil and gas reserves, see the Supplementary Oil and Gas Data to the Consolidated Financial Statements presented on pages 81 through 91.

Production

Worldwide crude oil, natural gas liquids, and natural gas net production was as follows:

	2017	2016	2015
Crude oil	(Thousands of barrels)
United States
Bakken	24,439	24,881	29,579
Other Onshore (a)	2,053	3,209	3,814
Total Onshore	26,492	28,090	33,393
Offshore	14,411	16,649	20,391
Total United States	40,903	44,739	53,784
Europe
Norway (a)	7,236	8,387	9,985
Denmark	2,988	3,636	3,981
	10,224	12,023	13,966
Africa
Equatorial Guinea (a)	9,201	11,898	15,881
Libya	3,542	387	20
Algeria	—	—	2,589
	12,743	12,285	18,490
Asia
JDA	586	616	613
Malaysia	289	152	196
	875	768	809

Total	64,745	69,815	87,049

	2017	2016	2015
	(Thousands of barrels)
Natural gas liquids
United States
Bakken	10,107	9,701	7,438
Other Onshore (a)	2,972	4,205	4,215
Total Onshore	13,079	13,906	11,653
Offshore	1,733	1,724	2,258
Total United States	14,812	15,630	13,911
Europe - Norway (a)	340	408	499
Total	15,152	16,038	14,410

	2017	2016	2015
Natural gas	(Thousands of mcf)
United States
Bakken	22,621	22,312	23,214
Other Onshore (a)	33,478	48,597	39,929
Total Onshore	56,099	70,909	63,143
Offshore	20,987	23,603	31,751
Total United States	77,086	94,512	94,894
Europe
Norway (a)	6,739	8,541	9,973
Denmark	5,124	7,128	5,588
	11,863	15,669	15,561
Asia and Other
JDA	73,444	68,031	83,900
Malaysia (b)	27,225	13,151	18,994
	100,669	81,182	102,894

Total	189,618	191,363	213,349

Total Barrels of Oil Equivalent (in millions) (b)	112	118	137
(a)

In 2017, the Corporation sold its assets in Equatorial Guinea (November), Norway (December), and the Permian, onshore U.S. (August).  Permian production averaged 4,000 boepd in 2017 (2016:  7,000 boepd; 2015: 9,000 boepd).  See Note 2, Dispositions in the Notes to Consolidated Financial Statements.

(b)	Includes 4,256 thousand mcf of production for 2017 (2016: 3,624 thousand mcf; 2015: 5,321 thousand mcf) from Block PM301 which is unitized into Block A-18 of the JDA.

E&P Operations

At December 31, 2017, our significant E&P assets include the following:

United States

Our production in the U.S. was from onshore properties, principally in the Bakken oil shale play in the Williston Basin of North Dakota (Bakken) and the Utica Basin of Ohio and from offshore properties in the Gulf of Mexico.

Onshore:

Bakken: At December 31, 2017, we held approximately 554,000 net acres in the Bakken with varying working interest percentages.  During 2017, we operated an average of 3.5 rigs, drilled 85 wells, completed 68 wells, and brought 68 wells on production, bringing the total operated production wells to 1,315 by year-end.  Drilling and completion costs per operated well averaged $5.6 million in 2017, based on a change in our standard well design during the year to a 60-stage completion with proppant loadings of 140,000 pounds per stage compared to an average well cost of $4.8 million in 2016 using a 50-stage completion with proppant loadings of 70,000 pounds per stage.  During 2018, we plan to increase our rig count in the second half of the year to six rigs from four rigs, to drill approximately 120 wells and bring approximately 95 wells on production.  In addition, our capital budget for 2018 will fund pad construction in preparation for 2019 drilling.  We forecast net production for full year 2018 to be in the range of 115,000 boepd to 120,000 boepd, compared to production of 105,000 boepd in 2017.

Utica: We own a 50% working interest in approximately 37,000 net acres in the wet gas area of the Utica Basin of Ohio.  There was no drilling activity in the Utica in 2017.  In 2018, we expect to complete and bring on production five previously drilled wells.

Offshore:  At December 31, 2017, we held interests in 73 blocks in the deepwater Gulf of Mexico.  Our production offshore in the Gulf of Mexico was principally from the Baldpate (Hess 50%), Conger (Hess 38%), Hack Wilson (Hess 25%), Llano (Hess 50%), Penn State (Hess 50%), Shenzi (Hess 28%) and Tubular Bells (Hess 57%) Fields.  In addition, we are operator of the Stampede development project (Hess 25%).  At December 31, 2017, we held approximately 210,000 net undeveloped acres, of which leases covering approximately 55,000 acres are due to expire in the next three years.

Significant events relating to operations in the Gulf of Mexico during 2017 were as follows:

Producing assets: Production from the Baldpate, Conger, Llano and Penn State Fields were shut-in following a fire at the third-party operated Enchilada platform in November 2017.  Prior to the shut-down, net production from these assets was approximately 30,000 boepd.  Production at the Baldpate Field restarted in mid-February and is expected to restart at the Penn State Field in the first quarter, at the Llano Field in the second quarter, and at the Conger Field in the third quarter of 2018.

Penn State:  At this Hess operated Field, we drilled one production well that was completed in November 2017.

Stampede:  At this Hess operated project in the Green Canyon area of the Gulf of Mexico, in 2017 we completed installation of the tension leg platform and subsea equipment, finished drilling and completing three production wells, and received regulatory approval for production operations at the end of the year.  In January 2018, we commenced production from the field, which is expected to ramp up over the next 18 months as we continue a drilling program of three additional production wells and four water injection wells.

Europe

Denmark:  In 2017, we announced that we plan to commence a process to sell our interest in the Hess operated offshore South Arne Field (Hess 62%) in 2018.  Total proved reserves for Denmark were 64 million boe at December 31, 2017.

Africa

Ghana:  At the Hess operated offshore Deepwater Tano/Cape Three Points license (Hess 50% license interest), management determined in the fourth quarter of 2017 that it would not develop the previously discovered fields.  As a result, we recorded a charge of $280 million to write-off previously capitalized exploration wells and other lease costs. See Capitalized Exploratory Well Costs in Note 5, Property, Plant and Equipment, and Note 24, Subsequent Events in the Notes to Consolidated Financial Statements.

Libya:  At the onshore Waha concession in Libya, which includes the Defa, Faregh, Gialo, North Gialo and Belhedan Fields (Hess 8%), production was shut-in by the operator for extended periods in 2016 and 2015 due to force majeure caused by civil unrest.  The national oil company of Libya lifted force majeure in September 2016 and production recommenced in October 2016.  Net production averaged approximately 10,000 boepd in 2017, 1,000 boepd in 2016, and zero in 2015.

Asia and Other

Malaysia/Thailand Joint Development Area (JDA):  At the Carigali Hess operated offshore Block A-18 in the Gulf of Thailand (Hess 50%), no drilling is planned for 2018 as contracted volumes are expected to be met as a result of the booster compression project that came online in 2016.

Malaysia:  Our production in Malaysia comes from our interest in Block PM301 (Hess 50%), which is adjacent to and is unitized with Block A‑18 of the JDA and our 50% interest in Blocks PM302, PM325 and PM326B located in the North Malay Basin (NMB), offshore Peninsular Malaysia, where we operate a multi‑phase natural gas development project.  In July 2017, production of natural gas commenced from the full-field development and net production for 2017 averaged 66 mmcfd, with the planned plateau rate of 165 mmcfd being achieved in the fourth quarter.  In 2018, we plan to drill three production wells and progress development activities related to future phases.

Guyana:  At the Esso Exploration and Production Guyana Limited operated offshore Stabroek Block (Hess 30% participating interest), the partners sanctioned the first phase of the Liza Field development in 2017.  This phase is expected to have a gross capital cost of approximately $3.2 billion for drilling and subsea infrastructure, of which we expect to incur $250 million net in 2018, with first production expected in March 2020.  The development plan includes a leased floating production, storage and offloading (FPSO) vessel that will have the capacity to process up to 120,000 barrels of oil per day from 17 wells, including eight producers, six water injectors and three gas injectors.  At December 31, 2017, we have proved reserves of 45 million boe, related to Liza Phase 1.

An application for an environmental permit to develop the second phase at Liza has been submitted.  The concept for Phase 2 involves the use of a larger FPSO vessel and subsea systems that would have a production capacity of approximately 220,000 bopd, with first production expected by mid-2022.  Planning is also underway for a third phase of development with an FPSO vessel at the Payara Field with first production planned for 2023 or 2024.  The size of the third ship will depend upon the results of future exploration and appraisal drilling.

In 2017, the following wells were completed on the Stabroek Block (in chronological order):

Payara-1:  The well, located approximately 10 miles northwest of the Liza discovery, encountered 95 feet of high-quality, oil bearing sandstone reservoirs.

Snoek-1: The well encountered more than 82 feet of high-quality, oil-bearing sandstone reservoirs and is located approximately 5 miles southeast of the Liza-1 oil discovery.

Liza-4: The well encountered more than 197 feet of high-quality, oil-bearing sandstone reservoirs.

Payara-2: The well encountered 59 feet of high-quality, oil-bearing sandstone reservoirs and confirmed a second large oil field in addition to the Liza Field.  The well is located approximately 12 miles northwest from the Liza Phase 1 project.

Turbot-1: The well encountered a reservoir of 75 feet of high-quality, oil-bearing sandstone in the primary objective.  The well is located approximately 30 miles to the southeast of the Liza Phase 1 project.

In January 2018, the operator announced a sixth oil discovery at the Ranger prospect.  The Ranger-1 well encountered approximately 230 feet of high-quality, oil-bearing carbonate reservoir, and is located approximately 60 miles to the northwest of the Liza Field.  In 2018, additional drilling is planned, including appraisal of the Liza, Turbot and Ranger discoveries, as well as a wider exploration program that will target additional prospects and play types on the block.  Drilling of the Pacora prospect commenced in January.

Suriname:  We hold a 33% non-operated participating interest in the Block 42 contract area, offshore Suriname.  The operator, Kosmos Energy Ltd., completed a 6,500-square kilometer 3D seismic shoot in 2017 and expects to drill its first exploration well in 2018.  In 2017, we entered into a 33% non-operated participating interest in the Block 59 contract area, offshore Suriname, where the operator, ExxonMobil Exploration and Production Suriname B.V., is planning a seismic program in 2018.

Canada:  We hold a 50% participating interest in four exploration licenses offshore Nova Scotia.  In 2018, the operator, BP Canada, plans to drill its first exploration well.  In addition, in 2017 we were granted a 25% participating interest in three BP Canada operated exploration licenses offshore Newfoundland.

Sales Commitments

We have certain long-term contracts with fixed minimum sales volume commitments for natural gas and natural gas liquids production.  At the JDA in the Gulf of Thailand, we have annual minimum net sales commitments of approximately 85 billion cubic feet of natural gas per year through 2025 and approximately 40 billion cubic feet per year in 2026 and 2027.  At the North Malay Basin development project offshore Malaysia, we have annual net sales commitments of approximately 55 billion cubic feet per year through 2024.  Our estimated total volume of production subject to these sales commitments is approximately 1.2 trillion cubic feet of natural gas.  We also have natural gas liquids minimum delivery commitments, primarily in the Bakken through 2023, of approximately 10 million barrels per year, or approximately 60 million barrels over the remaining life of the contracts.

We have not experienced any significant constraints in satisfying the committed quantities required by our sales commitments, and we anticipate being able to meet future requirements from available proved and probable reserves and projected third-party supply.

Selling Prices and Production Costs

The following table presents our average selling prices and average production costs:

	2017	2016	2015
Average selling prices (a)
Crude oil - per barrel (including hedging)
United States
Onshore	$46.04	$36.92	$42.67
Offshore	47.34	37.47	46.21
Total United States	46.50	37.13	44.01
Europe (b)	55.03	43.33	55.10
Africa	53.17	41.88	53.89
Asia	56.99	42.98	52.74
Worldwide	49.23	39.20	47.85
Crude oil - per barrel (excluding hedging)
United States
Onshore	$46.76	$36.92	$41.22
Offshore	48.15	37.47	46.21
Total United States	47.25	37.13	43.11
Europe (b)	55.14	43.33	52.37
Africa	53.25	41.88	51.57
Asia	56.99	42.98	52.74
Worldwide	49.75	39.20	46.37
Natural gas liquids - per barrel
United States
Onshore	$17.67	$9.18	$9.18
Offshore	21.34	13.96	14.40
Total United States	18.10	9.71	10.02
Europe (b)	29.04	19.48	24.59
Worldwide	18.35	9.95	10.52
Natural gas - per mcf
United States
Onshore	$1.96	$1.48	$1.64
Offshore	2.22	1.99	2.03
Total United States	2.03	1.61	1.77
Europe (b)	4.42	3.97	6.72
Asia	4.27	5.31	5.97
Worldwide	3.37	3.37	4.16
Average production (lifting) costs per barrel of oil equivalent produced (c)
United States
Onshore (d)	$19.66	$18.46	$18.57
Offshore	11.89	18.88	7.03
Total United States	17.44	18.58	14.73
Europe (b)	21.95	21.28	23.61
Africa	14.40	20.53	23.12
Asia and other	7.83	11.91	8.34
Worldwide	16.08	18.32	16.12
(a)	Includes inter‑company transfers valued at approximate market prices and, primarily onshore U.S., is adjusted for certain processing and distribution fees.
(b)

In 2017, we sold our assets in Norway.  See Note 2, Dispositions in the Notes to Consolidated Financial Statements.  The average selling prices in Norway for 2016 were $43.32 per barrel for crude oil (including hedging), $43.32 per barrel for crude oil (excluding hedging), $19.48 per barrel for natural gas liquids and $5.22 per mcf for natural gas (2015: $54.89, $52.15, $24.59 and $8.58, respectively).  The average production (lifting) costs in Norway were $24.70 per barrel of oil equivalent in 2016 (2015: $25.81).

(c)

Production (lifting) costs consist of amounts incurred to operate and maintain our producing oil and gas wells, related equipment and facilities and transportation costs, including Midstream tariff expense.  Lifting costs do not include costs of finding and developing proved oil and gas reserves, production and severance taxes, or the costs of related general and administrative expenses, interest expense and income taxes.

(d)	Includes Midstream tariff expense of $11.10 per boe in 2017 (2016: $9.24 per boe; 2015: $8.52 per boe).

Gross and Net Undeveloped Acreage

At December 31, 2017, gross and net undeveloped acreage amounted to:

	Undeveloped
	Acreage (a)
	Gross	Net
	(In thousands)
United States	412	348
Europe	169	91
Africa	3,831	521
Asia and other	14,845	5,424
Total (b)	19,257	6,384
(a)	Includes acreage held under production sharing contracts.
(b)	At December 31, 2017, licenses covering approximately 2% of our net undeveloped acreage held are scheduled to expire during the next three years pending the results of exploration activities.

Gross and Net Developed Acreage, and Productive Wells

At December 31, 2017 gross and net developed acreage and productive wells amounted to:

	Developed Acreage
	Applicable to		Productive Wells (a)
	Productive Wells		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
	(In thousands)
United States	1,034	603	2,535	1,251	158	68
Europe	45	23	19	12	—	—
Africa	9,564	782	1,022	83	—	—
Asia and other	452	226	—	—	100	55
Total	11,095	1,634	3,576	1,346	258	123
(a)	Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 106 gross wells and 62 net wells.

Exploratory and Development Wells

Net exploratory and net development wells completed during the years ended December 31 were:

	Net Exploratory Wells			Net Development Wells
	2017	2016	2015	2017	2016	2015
Productive wells
United States	—	—	—	65	83	181
Europe	—	—	—	1	1	5
Asia and other	2	1	3	1	—	1
	2	1	3	67	84	187
Dry holes
United States	—	1	—	—	—	—
Africa (a)	—	—	1	—	—	—
Asia and other (b)	—	1	5	—	—	—
	—	2	6	—	—	—
Total	2	3	9	67	84	187
(a)

In 2017, we expensed seven wells in our Deepwater Tano/Cape Three Points block, offshore Ghana, which were drilled in prior years.  See Note 5, Property, Plant and Equipment in the Notes to Consolidated Financial Statements.

(b)	In 2016, we expensed 18 wells relating to our Equus natural gas project, offshore Australia, which were drilled in prior years.

Number of Wells in the Process of Being Drilled

At December 31, 2017, the number of wells in the process of drilling amounted to:

	Gross	Net
	Wells	Wells
United States	70	27
Asia and other	2	1
Total	72	28

Midstream

The Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGLs); gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.

In July 2015, we sold a 50% interest in Hess Infrastructure Partners LP (HIP) to Global Infrastructure Partners (GIP) for net cash consideration of approximately $2.6 billion.  In April 2017, Hess Midstream Partners LP (the “Partnership”), sold 16,997,000 common units representing limited partner interests at a price of $23 per unit in an initial public offering (IPO) for net proceeds of $365.5 million, of which $350 million was distributed equally to Hess Corporation and GIP.

At December 31, 2017, Hess Corporation and GIP each owned a direct 33.75% limited partner interest in the Partnership and a 50% indirect ownership interest through HIP in the Partnership’s general partner, which has a 2% economic interest in the Partnership plus incentive distribution rights.  The public unit holders own a 30.5% limited partner interest in the Partnership.  In turn, the Partnership owns an approximate 20% controlling interest in the operating companies that comprise our midstream joint venture, while HIP, the 50/50 joint venture between Hess Corporation and GIP, owns the remaining 80%.

The Partnership, and HIP and its affiliates primarily comprise the Midstream operating segment, which currently generates substantially all of its revenues under long-term, fee-based agreements with our E&P operating segment but intends to pursue additional throughput volumes from third-parties in the Williston Basin area.  We operate the Midstream assets under various operational and administrative services agreements.  Beginning January 1, 2017, the Midstream segment included our interest in a Permian gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota as a result of organizational changes to the management of those assets.  In the third quarter of 2017, we completed the sale of our assets in the Permian Basin, including the gas plant in West Texas and related CO2 assets.  The water assets are wholly-owned by the Corporation and are not included in our HIP joint venture.

At December 31, 2017, Midstream assets include the following:

•

Natural Gas Gathering and Compression: A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third-party owned or operated wells to the Tioga Gas Plant and third-party pipeline facilities.  This gathering system consists of approximately 1,200 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to 345 mmcfd, including an aggregate compression capacity of 174 mmcfd.  The system also includes the Hawkeye Gas Facility, which contributes 50 mmcfd of the system’s current compression capacity.

•

Crude Oil Gathering: A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third-party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System.  The crude oil gathering system consists of approximately 365 miles of crude oil gathering pipelines with a current capacity of up to 161,000 bopd.  The system also includes the Hawkeye Oil Facility, which contributes 76,000 bopd of the system’s current capacity.

•	Tioga Gas Plant: A natural gas processing and fractionation plant located in Tioga, North Dakota, with a current processing capacity of 250 mmcfd and fractionation capacity of 60,000 boepd.
•	Mentor Storage Terminal: A propane storage cavern and rail and truck loading and unloading facility located in Mentor, Minnesota, with approximately 328,000 boe of working storage capacity.
•

Ramberg Terminal Facility: A crude oil pipeline and truck receipt terminal located in Williams County, North Dakota that is capable of delivering up to 282,000 bopd of crude oil into an interconnecting pipeline for transportation to the Tioga Rail Terminal and to multiple third-party pipelines and storage facilities.

•

Tioga Rail Terminal: A 140,000 bopd crude oil and 30,000 boepd NGL rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.

•

Crude Oil Rail Cars: A total of 550 crude oil rail cars, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars.  These crude oil rail cars have been constructed to DOT-117 standards.  In addition, at December 31, 2017, HIP also has 105 older specification crude oil rail cars.  In 2016, we recorded an impairment charge against these older specification rail cars, which are not in service.  See Note 3, Impairment in Notes to Consolidated Financial Statements.

•

Johnson’s Corner Header System: A crude oil pipeline header system located in McKenzie County, North Dakota that receives crude oil by pipeline from Hess and third-parties and delivers crude oil to third-party interstate pipeline systems.  The facility has a delivery capacity of approximately 100,000 bopd of crude oil.

In 2018, the Partnership announced the formation of a 50/50 joint venture with Targa Resources Corp. to construct a new 200 mmcfd gas processing plant south of the Missouri River in McKenzie County, North Dakota, which is expected to be completed in the second half of 2018.  The plant is expected to increase the Midstream segment’s total processing capacity in the Bakken to 350 mmcfd.  As part of this project, HIP will construct new pipeline infrastructure to gather volumes for the new plant.  The expected combined project costs attributable to our Midstream segment is $175 million.

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

We continue to participate in a number of industry-wide task forces that are studying better ways to assess the risk of and prevent onshore and offshore incidents, access and control blowouts in subsea environments, and improve containment and recovery methods.  The task forces are working closely with the oil and gas industry and international government agencies to implement improvements and increase the effectiveness of oil spill prevention, preparedness, response and recovery processes.

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

The amount of insurance covering physical damage to our property and liability related to negative environmental effects resulting from a sudden and accidental pollution event, excluding Atlantic Named Windstorm coverage for which we are self‑insured, varies by asset, based on the asset's estimated replacement value or the estimated maximum loss.  In the case of a catastrophic event, first party coverage consists of two tiers of insurance.  The first $400 million of coverage is provided through an industry mutual insurance group.  Above this $400 million threshold, insurance is carried which ranges in value up to $1.11 billion in total, depending on the asset coverage level, as described above.  The insurance programs covering physical damage to our property exclude business interruption protection for our E&P operations.  Additionally, we carry insurance that provides third-party coverage for general liability, and sudden and accidental pollution, up to $1.08 billion, which coverage under a standard joint operating arrangement would be reduced to our participating interest.

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

We are customarily responsible for, and indemnify the Contractor against, all claims including those from third‑parties, to the extent attributable to pollution or contamination by substances originating from our reservoirs or other property and the Contractor is responsible for and indemnifies us for all claims attributable to pollution emanating from the Contractor’s property.  Variations may include indemnity exclusions to the extent a claim is attributable to the gross negligence and/or willful misconduct of a party.  Additionally, we are generally liable for all of our own losses and most third‑party claims associated with catastrophic losses such as damage to reservoirs, blowouts, cratering and loss of hole, regardless of cause, although exceptions for losses attributable to gross negligence and/or willful misconduct do exist.  Lastly some offshore services contracts include overall limitations of the Contractor’s liability equal to a fixed negotiated amount.  Variations may include exclusions of all contractual indemnities from the liability cap.

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

Environmental

Compliance with various existing environmental and pollution control regulations imposed by federal, state, local and foreign governments is not expected to have a material adverse effect on our financial condition or results of operations but increasingly stringent environmental regulations have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general.  We spent approximately $15 million in 2017 for environmental remediation.  The level of other expenditures to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.  For further discussion of environmental matters see Environment, Health and Safety in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Number of Employees

At December 31, 2017, we had 2,075 employees.  In January 2018, we eliminated approximately 300 of these positions.  See Note 24, Subsequent Events in Notes to Consolidated Financial Statements.

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

Our business and operating results are highly dependent on the market prices of crude oil, natural gas liquids and natural gas, which can be very volatile.  Our estimated proved reserves, revenue, operating cash flows, operating margins, liquidity, financial condition and future earnings are highly dependent on the benchmark market prices of crude oil, natural gas liquids and natural gas, and our associated realized price differentials, which are volatile and influenced by numerous factors beyond our control.  The major foreign oil producing countries, including members of OPEC, may exert considerable influence over the supply and price of crude oil and refined petroleum products.  Their ability or inability to agree on a common policy on rates of production and other matters may have a significant impact on the oil markets.  Other factors include, but are not limited to: worldwide and domestic supplies of and demand for crude oil, natural gas liquids and natural gas, political conditions and events (including instability, changes in governments, or armed conflict) around the world and in particular in crude oil or natural gas producing regions, the cost of exploring for, developing and producing crude oil, natural gas liquids and natural gas, the price and availability of alternative fuels or other forms of energy, the effect of energy conservation and environmental protection efforts and overall economic conditions globally.  The sentiment of commodities trading markets as well as other supply and demand factors may also influence the selling prices of crude oil, natural gas liquids and natural gas.  Average prices for 2017 were $50.85 per barrel for WTI (2016: $43.47; 2015: $48.76) and $54.74 per barrel for Brent (2016: $45.13; 2015: $53.60).  In order to manage the potential volatility of cash flows and credit requirements, we maintain significant bank credit facilities.  An inability to access, renew or replace such credit facilities or access other sources of funding as they mature would negatively impact our liquidity.

If we fail to successfully increase our reserves, our future crude oil and natural gas production will be adversely impacted.  We own or have access to a finite amount of oil and gas reserves, which will be depleted over time.  Replacement of oil and gas production and reserves, including proved undeveloped reserves, is subject to successful exploration drilling, development activities, and enhanced recovery programs.  Therefore, future oil and gas production is dependent on technical success in finding and developing additional hydrocarbon reserves.  Exploration activity involves the interpretation of seismic and other geological and geophysical data, which does not always successfully predict the presence of commercial quantities of hydrocarbons.  Drilling risks include unexpected adverse conditions, irregularities in pressure or formations, equipment failure, blowouts and weather interruptions.  Future developments may be affected by unforeseen reservoir conditions, which negatively affect recovery factors or flow rates.  Reserve replacement can also be achieved through acquisition.  Similar risks, however, may be encountered in the production of oil and gas on properties acquired from others.  In addition to the technical risks to reserve replacement, replacing reserves and developing future production is also influenced by the price of crude oil and natural gas and costs of drilling and development activities.  Lower crude oil and natural gas prices, may have the effect of reducing capital available for exploration and development activity and may render certain development projects uneconomic or delay their completion and may result in negative revisions to existing reserves while increasing drilling and development costs could negatively affect expected economic returns.

There are inherent uncertainties in estimating quantities of proved reserves and discounted future net cash flows, and actual quantities may be lower than estimated.  Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues from those reserves.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities of our proved reserves and the related future net revenues.  In addition, reserve estimates may be subject to downward or upward changes based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices, production sharing contracts, which may decrease reserves as crude oil and natural gas prices increase, and other factors.  Crude oil prices declined significantly in 2015 and to a lesser extent in 2016, relative to preceding years, resulting in reductions to our reported proved reserves.  In contrast, crude oil prices improved somewhat in 2017 resulting in increases to our reported proved reserves.  If crude oil prices in 2018 average below prices used to determine proved reserves at December 31, 2017, it could have an adverse effect on our estimates of proved reserve volumes and on the value of our business.  See Crude Oil and Natural Gas Reserves in Critical Accounting Policies and Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have substantial capital requirements, and we may not be able to obtain needed financing on satisfactory terms, if at all.  The exploration, development and production of crude oil and natural gas involves substantial costs, which may not be fully funded from operations.  For example, in 2017, we had a significant net loss and, unless commodity prices are considerably higher through 2018, we are forecasting a net loss for 2018.  Two of the three major credit rating agencies that rate our debt have assigned an investment grade rating.  Although, currently we do not have any borrowings under our long-term credit facility, a ratings downgrade, continued weakness in the oil and gas industry or negative outcomes within commodity and financial markets could adversely impact our access to capital markets by increasing the costs of financing, or by impacting our ability to obtain financing on satisfactory terms, or at all.  In addition, a ratings downgrade may require that we issue letters of credit or provide other forms of collateral under certain contractual requirements.  Any inability to access capital markets could adversely impact our financial adaptability and our ability to execute our strategy and may also expose us to heightened exposure to credit risk.

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

Climate change initiatives may result in significant operational changes and expenditures, reduced demand for our products and adversely affect our business.  We recognize that climate change is a global environmental concern.  Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions.  These agreements and measures may require, or could result in future legislation and regulatory measures that require, significant equipment modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs.  In addition, our production is sold to third parties that produce petroleum fuels, which through normal end user consumption result in the emission of greenhouse gases.  Regulatory initiatives to reduce the use of these fuels may reduce demand for crude oil and other hydrocarbons and have an adverse effect on our sales volumes, revenues and margins.  The imposition and enforcement of stringent greenhouse gas emissions reduction targets could severely and adversely impact the oil and gas industry and significantly reduce the value of our business.  Furthermore, increasing attention to climate change risks has resulted in increased likelihood of governmental investigations and private litigation, which could increase our costs or otherwise adversely affect our business.  For example, in 2017 certain municipalities in California separately filed lawsuits against over 30 fossil fuel producers, including us, for alleged damages purportedly caused by climate change.

Our industry is highly competitive and many of our competitors are larger and have greater resources than we have.  The petroleum industry is highly competitive and very capital intensive.  We encounter competition from numerous companies in each of our activities, including acquiring rights to explore for crude oil and natural gas.  To a lesser extent, we are also in competition with producers of alternative fuels or other forms of energy, including wind, solar and electric power, and in the future could face increasing competition due to the development and adoption of new technologies.  Many competitors, including national oil companies, are larger and have substantially greater resources.  Increased competition for worldwide oil and gas assets could significantly increase the cost of acquiring oil and gas assets.  In addition, competition for drilling services, technical expertise and equipment may affect the availability of technical personnel and drilling rigs, resulting in increased capital and operating costs.

Catastrophic events, whether naturally occurring or man‑made, may materially affect our operations and financial conditions.  Our oil and gas operations are subject to unforeseen occurrences which have affected us from time to time and which may damage or destroy assets, interrupt operations and have other significant adverse effects.  Examples of catastrophic risks include hurricanes, fires, explosions, blowouts, pipeline interruptions and ruptures, severe weather, geological events, labor disputes or cyber‑attacks.  We maintain insurance coverage against many, but not all, potential losses and liabilities in amounts we deem prudent, including for property and casualty losses.  There can be no assurance that such insurance will adequately protect us against liability from all potential consequences and damages.  Moreover, some forms of insurance may be unavailable in the future or be available only on terms that are deemed economically unacceptable.

Significant time delays between the estimated and actual occurrence of critical events associated with development projects may result in material negative economic consequences.  As part of our business, we are involved in large development projects, the completion of which may be delayed beyond what was originally planned.  Such examples include, but are not limited to, delays in receiving necessary approvals from project members or regulatory agencies, timely access to necessary equipment, availability of necessary personnel, construction delays, unfavorable weather conditions and equipment failures.  This may lead to delays and differences between estimated and actual timing of critical events.  These delays could impact our future results of operations and cash flows.

Departures of key members from our senior management team, and/or difficulty in recruiting and retaining adequate numbers of experienced technical personnel, could negatively impact our ability to deliver on our strategic goals.  Our future success depends upon the continued service of key members of our senior management team, who play an important role in developing and implementing our strategy.  The departure of key members of senior management or an inability to recruit and retain adequate numbers of experienced technical and professional personnel in the necessary locations may prevent us from executing our strategy in full or, in part, which could negatively impact our business.

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

We manage commodity price and other risks through our risk management function but such activities may impede our ability to benefit from commodity price increases and can expose us to similar potential counterparty credit risk as impacts amounts due from the sale of hydrocarbons.  We may enter into additional commodity price hedging arrangements to protect us from commodity price declines.  These arrangements may, depending on the instruments used and the level of increases involved, limit any potential upside from commodity price increases.  As with accounts receivable we may be exposed to potential economic loss should a counterparty be unable or unwilling to perform their obligations under the terms of a hedging agreement.  In addition, we are exposed to risks related to changes in interest rates and foreign currency values, and may engage in hedging activities to mitigate related volatility.

One of our subsidiaries is the general partner of a publicly traded master limited partnership, Hess Midstream Partners LP.  The responsibilities associated with being a general partner expose the us to a broader range of legal liabilities.  Our control of Hess Midstream Partners LP bestows upon us additional fiduciary duties including, but not limited to, the obligations associated with managing potential conflicts of interests, additional reporting requirements from the Securities and Exchange Commission and the provision of tax information to unit holders of Hess Midstream Partners LP.  These heightened duties expose us to additional potential for legal claims that may have a material negative economic impact on our shareholders.  Moreover, these increased duties may lead to an increase in compliance costs and may divert management resource from our other operations.

Disruption, failure or cyber security breaches affecting or targeting computer, telecommunications systems, and infrastructure used by the Company may materially impact our business and operations.  Computers and telecommunication systems are used to conduct our exploration, development and production activities and have become an integral part of our business.  We use these systems to analyze and store financial and operating data and to communicate within our company and with outside business partners.  Technical system flaws, power loss, cyber security risks, including cyber or phishing-attacks, unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, ransomware, and other cyber security issues could compromise our computer and telecommunications systems and result in disruptions to our business operations or the access, disclosure or loss of our data and proprietary information.  In addition, computers control oil and gas production, processing equipment, and distribution systems globally and are necessary to deliver our production to market.  A disruption, failure or a cyber breach of these operating systems, or of the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets, and make it difficult or impossible to accurately account for production and settle transactions.  As a result, a disruption, failure or a cyber breach of these operating systems, or of the networks and infrastructure on which they rely and any resulting investigation or remediation costs, litigation or regulatory action could have a material adverse impact on our cash flows and results of operations, reputation and competitiveness.  We routinely experience attempts by external parties to penetrate and attack our networks and systems.  Although such attempts to date have not resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions.  In addition, as technologies evolve and these cyber security attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

We, along with many companies that have been or continue to be engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline.  A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us.  The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE.  The majority of the cases asserted against us have been settled.  There are four remaining active cases, filed by Pennsylvania, Vermont, Rhode Island, and Maryland.  In June 2014, the Commonwealth of Pennsylvania and the State of Vermont each filed independent lawsuits alleging that we and all major oil companies with operations in each respective state, have damaged the groundwater in those states by introducing thereto gasoline with MTBE.  The Pennsylvania suit has been removed to Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York.  The suit filed in Vermont is proceeding there in a state court.  In September 2016, the State of Rhode Island also filed a lawsuit alleging that we and other major oil companies damaged the groundwater in Rhode Island by introducing thereto gasoline with MTBE.  The suit filed in Rhode Island is proceeding in Federal court.  In December 2017, the State of Maryland filed a lawsuit alleging that we and other major oil companies damaged the groundwater in Maryland by introducing thereto gasoline with MTBE.  The suit filed in Maryland was filed in state court, but has not been served to date.

In September 2003, we received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the Lower Passaic River.  The NJDEP is also seeking natural resource damages.  The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned.  We and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination; this work remains ongoing.  We and other parties settled a cost recovery claim by the State of New Jersey and also agreed with EPA to fund remediation of a portion of the site.  On March 4, 2016, the EPA issued a Record of Decision (ROD) in respect of the lower eight miles of the Lower Passaic River, selecting a remedy that includes bank-to-bank dredging at an estimated cost of $1.38 billion.  The ROD does not address the upper nine miles of the Lower Passaic River or the Newark Bay, which may require additional remedial action.  In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River.  Given that the EPA has not selected a remedy for the entirety of the Lower Passaic River or the Newark Bay, total remedial costs cannot be reliably estimated at this time.  Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because there are numerous other parties who we expect will share in the cost of remediation and damages and our former terminal did not store or use contaminants which are of the greatest concern in the river sediments and could not have contributed contamination along most of the river’s length.

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

On September 28, 2017, we received a general notice letter and offer to settle from the U.S. Environmental Protection Agency relating to Superfund claims for the Ector Drum, Inc. Superfund Site in Odessa, TX.  The EPA and Texas Commission on Environmental Quality (TCEQ) took clean-up and response action at the site commencing in 2014 and concluded in December 2015.  The site was determined to have improperly stored industrial waste, including drums with oily liquids.  The total clean-up cost incurred by the EPA was approximately $3.5 million.  We were invited to negotiate a voluntary settlement for our purported share of the clean-up costs.  Our share, if any, is undetermined.

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

Subject to the foregoing, in management’s opinion, based upon currently known facts and circumstances, the outcome of the aforementioned proceedings are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our common stock is traded principally on the New York Stock Exchange (ticker symbol: HES).  High and low sales prices were as follows:

	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$64.40	$45.12	$54.83	$32.41
June 30	52.10	39.89	63.76	49.52
September 30	47.68	37.25	61.54	45.37
December 31	48.75	40.26	65.56	46.06

Performance Graph

Set forth below is a line graph comparing the five-year shareholder returns on a $100 investment in our common stock assuming reinvestment of dividends, against the cumulative total returns for the following:

•	Standard & Poor’s (S&P) 500 Stock Index, which includes us.
•	Proxy Peer Group comprising 13 oil and gas peer companies, including us (as disclosed in our 2017 Proxy Statement).

Comparison of Five‑Year Shareholder Returns

Years Ended December 31,

Holders

At December 31, 2017, there were 3,260 stockholders (based on the number of holders of record) who owned a total of 315,053,615 shares of common stock.

Dividends

In 2017, 2016 and 2015, cash dividends on common stock totaled $1.00 per share per year ($0.25 per quarter).

Share Repurchase Activities

Our share repurchase activities for the year ended December 31, 2017, were as follows:

2017	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (d) (In millions)
January	—	$—	—	$1,150
February	41,070	51.73	—	1,150
March	—	—	—	1,150
April	—	—	—	1,150
May	—	—	—	1,150
June	—	—	—	1,150
July	—	—	—	1,150
August	—	—	—	1,150
September	—	—	—	1,150
October	—	—	—	1,150
November	1,300,300	45.15	1,300,300	1,091
December	1,327,020	46.19	1,327,020	1,030
Total for 2017	2,668,390	$45.77	2,627,320
(a)	Repurchased in open‑market transactions. The average price paid per share was inclusive of transaction fees.
(b)	Includes 41,070 common shares repurchased in February, substantially all of which were subsequently granted to Directors in accordance with the Non-Employee Directors’ Stock Award Plan.
(c)	Since initiation of the buyback program in August 2013, total shares repurchased through December 31, 2017 amounted to 66.74 million at a total cost of $5.5 billion including transaction fees.
(d)

In March 2013, we announced that our Board of Directors approved a stock repurchase program that authorized the purchase of common stock up to a value of $4.0 billion.  In May 2014, the share repurchase program was increased to $6.5 billion.

Equity Compensation Plans

Following is information related to our equity compensation plans at December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights *		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column*)
Equity compensation plans approved by security holders	6,482,215	(a)	$66.84	20,763,503	(b)
Equity compensation plans not approved by security holders (c)	—		—	—
(a)

This amount includes 6,482,215 shares of common stock issuable upon exercise of outstanding stock options.  This amount excludes 1,146,832 performance share units (PSU) for which the number of shares of common stock to be issued may range from 0% to 200%, based on our total shareholder return (TSR) relative to the TSR of a predetermined group of peer companies over a three‑year performance period ending December 31 of the year prior to settlement of the grant.  In addition, this amount also excludes 3,202,323 shares of common stock issued as restricted stock pursuant to our equity compensation plans.

(b)	These securities may be awarded as stock options, restricted stock, performance share units or other awards permitted under our equity compensation plan.
(c)

We have a Non-Employee Director’s Stock Award Plan pursuant to which our non-employee directors received in aggregate $2.1 million in value of our common stock.  These awards are made from shares we have purchased in the open market.

See Note 11, Share‑based Compensation in the Notes to Consolidated Financial Statements for further discussion of our equity compensation plans.

Item 6.  Selected Financial Data

The following is a five‑year summary of selected financial data that should be read in conjunction with both our Consolidated Financial Statements and Accompanying Notes, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report:

	2017		2016		2015		2014		2013
		(In millions, except per share amounts)
Income Statement Selected Financial Data
Sales and other operating revenues
Crude oil	$4,239		$3,639		$5,259		$9,058		$9,998
Natural gas liquids	457		264		244		397		457
Natural gas	750		766		1,052		1,247		1,394
Other operating revenues	20		93		81		35		56
Total Sales and other operating revenues	$5,466		$4,762		$6,636		$10,737		$11,905

Income (loss) from continuing operations	$(3,941)		$(6,076)		$(2,959)		$1,692		$4,036
Income (loss) from discontinued operations	—		—		(48)		682		1,186
Net income (loss)	$(3,941)		$(6,076)		$(3,007)		$2,374		$5,222
Less: Net income (loss) attributable to noncontrolling interests	133		56		49		57		170
Net income (loss) attributable to Hess Corporation	$(4,074)	(a)	$(6,132)	(b)	$(3,056)	(c)	$2,317	(d)	$5,052	(e)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic:
Continuing operations	$(13.12)		$(19.92)		$(10.61)		$5.57		$11.47
Discontinued operations	—		—		(0.17)		2.06		3.54
Net income (loss) per share	$(13.12)		$(19.92)		$(10.78)		$7.63		$15.01

Diluted:
Continuing operations	$(13.12)		$(19.92)		$(10.61)		$5.50		$11.33
Discontinued operations	—		—		(0.17)		2.03		3.49
Net income (loss) per share	$(13.12)		$(19.92)		$(10.78)		$7.53		$14.82

Balance Sheet Selected Financial Data
Total assets	$23,112		$28,621		$34,157		$38,372		$42,482
Total debt	$6,977		$6,806		$6,592		$5,952		$5,765
Total equity	$12,354		$15,591		$20,401		$22,320		$24,784

Dividends Per Share
Dividends per share of common stock	$1.00		$1.00		$1.00		$1.00		$0.70

(a)

Includes after-tax impairment charges of $2,250 million (Gulf of Mexico and Norway), an after-tax dry hole and lease impairment charge of $280 million (Ghana), a combined after-tax loss of $91 million related to asset sales (Norway, Equatorial Guinea and Permian), and after-tax charges of $52 million primarily for de-designated crude oil hedging contracts and other exit costs.

(b)

Includes noncash charges of $3,749 million to establish valuation allowances on deferred tax assets following a three-year cumulative loss and after-tax charges of $894 million primarily for dry hole and other exploration expenses, loss on debt extinguishment, offshore rig costs, severance, and impairment of older specification rail cars.

(c)	Includes total after-tax charges of $1,943 million, including noncash charges of $1,483 million to write-off all goodwill associated with our Exploration and production operating segment.
(d)

Includes after‑tax income of $1,589 million relating to net gains on asset sales and income from the partial liquidation of last‑in, first‑out (LIFO) inventories, partially offset by after‑tax charges totaling $580 million for dry hole expenses, charges associated with termination of lease contracts, severance and other exit costs, income tax restructuring charges and other charges.

(e)

Includes after‑tax income of $4,060 million relating to net gains on asset sales, Denmark’s enacted changes to the hydrocarbon income tax law and income from the partial liquidation of LIFO inventories, partially offset by after‑tax charges totaling $900 million for asset impairment, dry hole expenses, severance and other exit costs, income tax charges, refinery shutdown costs, and other charges.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hess Corporation, incorporated in the State of Delaware in 1920, is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia.  The Corporation conducts exploration activities primarily offshore Guyana, Suriname, Canada and in the Gulf of Mexico, including at the Stabroek Block, offshore Guyana, where we have participated in six significant crude oil discoveries and sanctioned the first phase of a multi-phase development project at the Liza Field.  During 2017, we sold our interests in Equatorial Guinea, Norway and our enhanced oil recovery assets in the Permian Basin, onshore U.S.  The 2017 asset sales of higher cost, mature assets will provide funds toward our future development projects in the Stabroek Block, offshore Guyana.  In the fourth quarter of 2017, we announced that we would commence a process to sell our interests in Denmark in 2018.  These actions reflect the execution of our strategy to grow our resource base in a capital disciplined manner and to be cash generative at a $50 per barrel Brent oil price post 2020.

The Corporation’s Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGLs); gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.  Beginning January 1, 2017, Hess’ Midstream segment included our interest in a Permian gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota as a result of organizational changes to the management of those assets.  Prior period information has been recast to conform to the current period presentation.  See Note 22, Segment Information in the Notes to Consolidated Financial Statements. In the third quarter of 2017, we completed the sale of our Midstream assets in the Permian Basin.  See Note 2, Dispositions in the Notes to Consolidated Financial Statements.

Outlook

The Corporation and its partners have discovered significant crude oil and natural gas resources on the Stabroek Block, offshore Guyana, which will require substantial capital and time to fully develop.  As a result of these discovered fields, which are expected to have a lower development cost than other assets in our portfolio, we have changed the priorities of our future investment plans, and have divested of higher cost, mature assets to provide funds toward future development of Guyana.  In addition, we have announced plans to reduce debt and repurchase common stock.

We project our E&P capital and exploratory expenditures will be approximately $2.1 billion in 2018, up from $2.0 billion in 2017, reflecting increased activity at the Liza Field development project and a higher rig count in the Bakken, partially offset by lower spend at the Stampede Field and North Malay Basin development projects.  Capital expenditures, including equity investments, for our Midstream operations are expected to be approximately $330 million.  Oil and gas production in 2018 is forecast to be in the range of 245,000 boepd to 255,000 boepd excluding any contribution from Libya and reflecting an estimated 15,000 boepd reduction due to the extended Enchilada platform shutdown, up from 242,000 boepd in 2017, excluding Libya and assets sold.

Net cash provided by operating activities was $945 million in 2017, compared to $795 million in 2016, while capital expenditures for 2017 and 2016 were $1,973 million and $1,921 million, respectively.  Based on current forward strip crude oil prices, we forecast a net operating cash flow deficit (including capital expenditures) in 2018.  The Corporation expects to fund its 2018 net operating cash flow deficit (including capital expenditures), reduce debt by $500 million and repurchase $380 million of common stock with existing cash and cash equivalents, which was $4.5 billion at December 31, 2017, excluding Midstream.

Consolidated Results

Net loss attributable to Hess Corporation was $4,074 million in 2017 (2016: $6,132 million; 2015: $3,056 million).  Excluding items affecting comparability summarized on page 26, the adjusted net loss was $1,401 million in 2017 (2016: $1,489 million; 2015: $1,113 million).  Annual production averaged 306,000 boepd in 2017 (2016: 322,000 boepd; 2015: 375,000 boepd).  Total proved reserves were 1,154 million boe at December 31, 2017 (2016: 1,109 million boe; 2015: 1,086 million boe).

Significant 2017 Activities

The following is an update of significant E&P activities during 2017:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play averaged 105,000 boepd (2016: 105,000 boepd).  During 2017, we operated an average of 3.5 rigs, drilled 85 wells, completed 68 wells, and brought on production 68 wells, bringing the total operated production wells to 1,315 at December 31, 2017.  Drilling and completion costs per operated well averaged $5.6 million in 2017, based on a change in our standard well design during the year to a 60-stage completion with proppant loadings of 140,000 pounds per stage compared to an average well cost of $4.8 million in 2016 using a 50-stage completion with proppant loadings of 70,000 pounds per stage.  During 2018, we plan to increase our rig count in the second half of the year from four to six rigs, to drill approximately 120 wells and bring approximately 95 wells on production.  In addition, our capital budget for 2018 will fund pad construction in preparation for 2019 drilling.  We forecast net production for full year 2018 to be in the range of 115,000 boepd to 120,000 boepd.

•

In the Gulf of Mexico, net production averaged 54,000 boepd (2016: 61,000 boepd).  The decrease in production was primarily due to a fire at the third-party operated Enchilada platform and natural field decline, partially offset by higher production at the Tubular Bells Field.  Prior to the shutdown of the Enchilada platform in November, we were producing approximately 30,000 boepd from the Llano, Conger, Baldpate and Penn State Fields through infrastructure associated with Enchilada.  At the Penn State Field, we competed one well in November 2017.  In 2018, Gulf of Mexico production is forecast to average approximately 50,000 boepd, which reflects an estimated full year production impact of approximately 15,000 boepd associated with Enchilada.

At the Hess operated Stampede development project in the Green Canyon area of the Gulf of Mexico, in 2017 we completed installation of the tension leg platform and subsea equipment, finished drilling and completing three production wells, and received regulatory approval for production operations at the end of the year.  In January 2018, we commenced production from the field, which is expected to ramp up over the next 18 months as we continue a drilling program of three additional production wells and four water injection wells.

•

In Block A‑18 of the JDA, net production averaged 223 mmcfd (2016: 206 mmcfd), including contribution from unitized acreage in Malaysia, with the increase from prior-year primarily due to the planned shutdown in 2016 to commission the booster compressor project.  Production from the JDA is forecast to average approximately 215 mmcfd in 2018.

•

In the North Malay Basin (NMB), production of natural gas commenced from the full-field development in July and net production averaged 66 mmcfd for the year (2016: 26 mmcfd).  The field achieved the planned plateau rate of 165 mmcfd, and we forecast net production from NMB to average approximately 160 mmcfd in 2018.  We plan to drill three production wells in 2018 and progress development activities related to future phases.

•

In the Utica shale, net production decreased to 19,000 boepd (2016: 29,000 boepd) due to natural decline following the suspension of drilling activities in the first quarter of 2016.  In 2018, we expect to complete and bring on production five previously drilled wells.

•

In Libya, net production from the Waha Fields averaged approximately 10,000 boepd (2016: 1,000 boepd), with the increase from prior-year due to the lifting of force majeure by the national oil company of Libya in September 2016.

•	We sold our interests in Equatorial Guinea and Norway, and enhanced oil recovery assets in the Permian Basin. See Note 2, Dispositions in the Notes to Consolidated Financial Statements.

Other E&P assets:

•

In Guyana, at the Esso Exploration and Production Guyana Limited operated offshore Stabroek Block (Hess 30% participating interest), the partners sanctioned the first phase of the Liza Field development in 2017.  This phase is expected to have a gross capital cost of approximately $3.2 billion for drilling and subsea infrastructure, of which we expect to incur $250 million net in 2018, with first production expected in March 2020.  The development plan includes a leased floating production, storage and offloading (FPSO) vessel that will have the capacity to process up to 120,000 barrels of oil per day from 17 wells, including eight producers, six water injectors and three gas injectors.

An application for an environmental permit to develop the second phase at Liza has been submitted.  The concept for Phase 2 involves the use of a larger FPSO vessel and subsea systems that would have a production capacity of approximately 220,000 bopd, with first production expected by mid-2022.  Planning is also underway for a third phase of development with an FPSO vessel at the Payara Field with first production planned for 2023 or 2024.  The size of the third ship will depend upon the results of future exploration and appraisal drilling.

In 2017, the following wells were drilled on the Stabroek Block (in chronological order):

Payara-1:  The well, located approximately 10 miles northwest of the Liza discovery, encountered 95 feet of high-quality, oil bearing sandstone reservoirs.

Snoek-1: The well encountered more than 82 feet of high-quality, oil-bearing sandstone reservoirs and is located approximately 5 miles southeast of the Liza-1 oil discovery.

Liza-4: The well encountered more than 197 feet of high-quality, oil-bearing sandstone reservoirs.

Payara-2: The well encountered 59 feet of high-quality, oil-bearing sandstone reservoirs and confirmed a second large oil field in addition to the Liza Field.  The well is located approximately 12 miles northwest from the Liza Phase 1 project.

Turbot-1: The well encountered a reservoir of 75 feet of high-quality, oil-bearing sandstone in the primary objective.  The well is located approximately 30 miles to the southeast of the Liza Phase 1 project.

In January 2018, the operator announced a sixth oil discovery at the Ranger prospect.  The Ranger-1 well encountered approximately 230 feet of high-quality, oil-bearing carbonate reservoir, and is located approximately 60 miles to the northwest of the Liza Field.  In 2018, additional drilling is planned, including appraisal of the Liza, Turbot and Ranger discoveries, as well as a wider exploration program that will target additional prospects and play types on the block.  Drilling of the Pacora prospect commenced in January.

•

In Ghana, at the Hess operated offshore Deepwater Tano/Cape Three Points license (Hess 50% license interest), management determined in the fourth quarter of 2017 that it would not develop the previously discovered fields.  As a result, we recorded a charge of $280 million to write-off previously capitalized exploration wells and other lease costs. See Capitalized Exploratory Well Costs in Note 5, Property, Plant and Equipment, and Note 24, Subsequent Events in the Notes to Consolidated Financial Statements.

The following is an update of significant Midstream activities during 2017:

•

In the second quarter, Hess Midstream Partners LP (the “Partnership”), sold 16,997,000 common units representing limited partner interests at a price of $23 per unit in an initial public offering (IPO) for net proceeds of $365.5 million, of which $350 million was distributed 50/50 to Hess Corporation and GIP.  See Item 1 and 2. Business and Properties.

•

In the fourth quarter, HIP, issued $800 million of 5.625% senior notes, due in February 2026 and concurrently amended its senior unsecured credit facilities.  HIP used a portion of the proceeds from the note issuance to repay borrowings under HIP’s credit facilities and to fund a distribution to the partners.  The remaining proceeds will be used for general partnership purposes of the joint venture.  Under the amended credit facilities, the 5-year Term Loan A facility was reduced to $200 million and the 5-year syndicated revolving credit facility increased to $600 million from $400 million previously, with the maturity of both facilities extended to November 2022.  The credit facilities are secured by first-priority perfected liens on substantially all of HIP’s and certain of its wholly-owned subsidiaries’ directly owned assets, including its equity interests in certain subsidiaries, subject to customary exclusions.  The 5-year syndicated revolving credit facility is expected to continue to fund the joint venture’s operating activities and capital expenditures.

During 2017, the Midstream segment brought online key strategic projects, including safe and successful start-up of the Hawkeye Gas Facility, the Hawkeye Oil Facility and the Johnson’s Corner Header System.  These projects have increased the Midstream segment’s throughput volumes, customer optionality and system connectivity.  Hess Midstream has also recently executed a strategic gas processing joint venture with Targa Resources Corp. that will further support the production growth in the Bakken.

U.S. Tax Cuts and Jobs Act

The enactment of U.S. federal tax reform, commonly referred to as the U.S. Tax Cuts and Jobs Act (“Act”), provided for broad changes to the taxation of both domestic and foreign operations.  The provisions of the Act, including its extensive transition rules, are complex and interpretive guidance continues to develop.  Final application of the Act to our operations and financial results may differ from that for which we have provisionally provided as of December 31, 2017.  Changes could arise as regulatory and interpretive action continues to clarify aspects of the Act and as changes are made to estimates that the Corporation has utilized in calculating the transition impacts.

No U.S. federal tax has been accrued on the deemed repatriation of unremitted earnings of our foreign subsidiaries.  A decrease in the U.S. federal corporate tax rate to 21% from 35% resulted in a $1,476 million reduction to our U.S. federal net deferred tax asset as of December 31, 2017, with a corresponding reduction in the previously established U.S. valuation allowance.  A deferred tax liability of $110 million no longer meets the recognition criteria with the transition to a territorial regime for U.S. taxation of foreign earnings and has been derecognized, with a corresponding adjustment to the valuation allowance against the U.S. federal net deferred tax asset.  Under the transition rules related to the repeal of the alternative minimum tax regime, an alternative minimum tax credit carryforward of $4 million will be refundable if not used to offset regular tax liability.  The previously established valuation allowance against this credit carryforward has been released.  Consequently, these tax law changes resulted in a net $4 million increase to net deferred tax asset on the balance sheet and benefit to deferred tax expense.

Liquidity and Capital and Exploratory Expenditures

In 2017, net cash provided by operating activities was $945 million (2016: $795 million; 2015: $1,981 million).  At December 31, 2017, consolidated cash and cash equivalents were $4,847 million (2016: $2,732 million), consolidated debt was $6,977 million (2016: $6,806 million), and our consolidated debt to capitalization ratio was 36.1% (2016: 30.4%).

Capital and exploratory expenditures were as follows (in millions):

	2017	2016	2015
E&P Capital and Exploratory Expenditures
United States
Bakken	$624	$429	$1,308
Other Onshore	30	46	328
Total Onshore	654	475	1,636
Offshore	702	735	923
Total United States	1,356	1,210	2,559
Europe	142	65	298
Africa	30	10	161
Asia and other	519	586	1,020
E&P - Capital and Exploratory Expenditures	$2,047	$1,871	$4,038

Exploration expenses charged to income included in E&P capital and exploratory expenditures above were:

	2017	2016	2015
United States	$90	$93	$132
International	105	140	157
Total Exploration Expenses Charged to Income included above	$195	$233	$289

	2017	2016	2015
Midstream Capital Expenditures
Midstream - Capital Expenditures	$121	$283	$300

In 2018, we plan to incur approximately $2.1 billion on E&P capital and exploratory expenditures, and approximately $330 million on Midstream capital expenditures, including equity investments.

Consolidated Results of Operations

Results Including Items Affecting Comparability of Earnings Between Periods:

The after-tax income (loss) by major operating activity is summarized below:

	2017	2016	2015
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(3,653)	$(4,964)	$(2,727)
Midstream	42	42	96
Corporate, Interest and Other	(463)	(1,210)	(377)
Income (loss) from continuing operations	(4,074)	(6,132)	(3,008)
Discontinued operations	—	—	(48)
Total	$(4,074)	$(6,132)	$(3,056)

Net Income (Loss) per Common Share - Diluted (a):
Continuing operations	$(13.12)	$(19.92)	$(10.61)
Discontinued operations	—	—	(0.17)
Net Income (Loss) Attributable to Hess Corporation Per Common Share - Diluted	$(13.12)	$(19.92)	$(10.78)
(a)	Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of diluted shares.

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

Items Affecting Comparability of Earnings Between Periods:

The following table summarizes items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods.  The items in the table below are explained on pages 31 through 36.

	2017	2016	2015
	(In millions)
Exploration and Production	$(2,609)	$(3,699)	$(1,851)
Midstream	(34)	(21)	—
Corporate, Interest and Other	(30)	(923)	(44)
Discontinued operations	—	—	(48)
Total Items Affecting Comparability of Earnings Between Periods, After-Tax	$(2,673)	$(4,643)	$(1,943)

The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss):

	2017	2016	2015
	(In millions)
Net income (loss) attributable to Hess Corporation	$(4,074)	$(6,132)	$(3,056)
Less: Total items affecting comparability of earnings between periods	(2,673)	(4,643)	(1,943)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(1,401)	$(1,489)	$(1,113)

Adjusted net income (loss) attributable to Hess Corporation presented in this report is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods.  Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.  This measure is not, and should not be viewed as, a substitute for U.S. GAAP net income (loss).

The following table presents pre-tax items affecting comparability of income (expense) by line item that are included in the Statement of Consolidated Income on page 50.  The items in the table below are explained on pages 31 through 36.

	Before Income Taxes
	2017	2016	2015
	(In millions)
Sales and other operating revenues	$(22)	$—	$—
Gains (losses) on asset sales, net	(98)	27	48
Other, net	—	—	(83)
Marketing, including purchased oil and gas	—	—	(39)
Operating costs and expenses	—	(164)	(51)
Exploration expenses, including dry holes and lease impairment	(280)	(1,029)	(518)
General and administrative expenses	(11)	(1)	(42)
Loss on debt extinguishment	—	(148)	—
Depreciation, depletion and amortization	(19)	—	(3)
Impairment	(4,203)	(67)	(1,616)
Total Items Affecting Comparability of Earnings Between Periods, Pre-Tax	$(4,633)	$(1,382)	$(2,304)
Comparison of Results

Exploration and Production

Following is a summarized income statement of our E&P operations:

	2017	2016	2015
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$5,460	$4,755	$6,627
Gains (losses) on asset sales, net	(39)	27	31
Other, net	2	16	(61)
Total revenues and non-operating income	5,423	4,798	6,597
Costs and Expenses
Marketing, including purchased oil and gas	1,335	1,128	1,445
Operating costs and expenses	1,250	1,662	1,733
Production and severance taxes	119	101	146
Midstream tariffs	543	497	474
Exploration expenses, including dry holes and lease impairment	507	1,442	881
General and administrative expenses	225	232	313
Depreciation, depletion and amortization	2,736	3,113	3,833
Impairment	4,203	—	1,616
Total costs and expenses	10,918	8,175	10,441
Results of Operations Before Income Taxes	(5,495)	(3,377)	(3,844)
Provision (benefit) for income taxes	(1,842)	1,587	(1,117)
Net Income (Loss) Attributable to Hess Corporation	$(3,653)	$(4,964)	$(2,727)

Excluding the E&P items affecting comparability of earnings between periods in the table on page 31, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization, exploration expenses and income taxes, as discussed below.

Selling Prices: Average worldwide realized crude oil selling prices, including hedging, were 26% higher in 2017 compared to the prior year, primarily due to the increase in Brent and WTI crude oil prices.  In addition, realized worldwide selling prices for natural gas liquids increased in 2017 by 84% and worldwide natural gas prices remained unchanged, compared to the prior year.  In total, higher realized selling prices improved 2017 financial results by approximately $350 million after income taxes compared with 2016.  Our average selling prices were as follows:

	2017	2016	2015
Crude Oil - Per Barrel (Including Hedging)
United States
Onshore	$46.04	$36.92	$42.67
Offshore	47.34	37.47	46.21
Total United States	46.50	37.13	44.01
Europe	55.03	43.33	55.10
Africa	53.17	41.88	53.89
Asia	56.99	42.98	52.74
Worldwide	49.23	39.20	47.85

Crude Oil - Per Barrel (Excluding Hedging)
United States
Onshore	$46.76	$36.92	$41.22
Offshore	48.15	37.47	46.21
Total United States	47.25	37.13	43.11
Europe	55.14	43.33	52.37
Africa	53.25	41.88	51.57
Asia	56.99	42.98	52.74
Worldwide	49.75	39.20	46.37

Natural Gas Liquids - Per Barrel
United States
Onshore	$17.67	$9.18	$9.18
Offshore	21.34	13.96	14.40
Total United States	18.10	9.71	10.02
Europe	29.04	19.48	24.59
Worldwide	18.35	9.95	10.52

Natural Gas - Per Mcf
United States
Onshore	$1.96	$1.48	$1.64
Offshore	2.22	1.99	2.03
Total United States	2.03	1.61	1.77
Europe	4.42	3.97	6.72
Asia and other	4.27	5.31	5.97
Worldwide	3.37	3.37	4.16

During 2017, we purchased Brent crude oil price collars to hedge 20,000 barrels of oil per day (bopd) with a weighted average contract life of 10.3 months in 2017.  The collars had a floor price of $55 per barrel and a ceiling price of $75 per barrel.  We also purchased West Texas Intermediate (WTI) crude oil price collars to hedge 110,000 bopd with a weighted average contract life of 7.6 months in 2017 that had a floor price of $50 per barrel and an average ceiling price of $69 per barrel.  At December 31, 2017, we have open WTI crude oil price collars with an average monthly floor price of $50 per barrel and an average monthly ceiling price of $65 per barrel with a notional amount of 115,000 bopd for full year 2018.  See Note 23, Financial Risk Management Activities in the Notes to Consolidated Financial Statements.

Realized and unrealized movements in crude oil price collars decreased Sales and other operating revenues by $59 million ($59 million after income taxes) in 2017 and increased Sales and other operating revenues by $126 million ($79 million after income taxes) in 2015.  There were no crude oil hedge contracts in 2016.

Production Volumes:  Our daily worldwide net production was as follows:

	2017	2016	2015
	(In thousands)
Crude Oil - Barrels
United States
Bakken	67	68	81
Other Onshore	6	9	10
Total Onshore	73	77	91
Offshore	39	45	56
Total United States	112	122	147
Europe	28	33	38
Africa	35	34	51
Asia	2	2	2
Worldwide	177	191	238

Natural Gas Liquids - Barrels
United States
Bakken	28	27	20
Other Onshore	8	11	12
Total Onshore	36	38	32
Offshore	5	5	6
Total United States	41	43	38
Europe	1	1	1
Worldwide	42	44	39

Natural Gas - Mcf
United States
Bakken	62	61	64
Other Onshore	92	133	109
Total Onshore	154	194	173
Offshore	57	64	87
Total United States	211	258	260
Europe	33	43	43
Asia and other	276	222	282
Worldwide	520	523	585

Barrels of Oil Equivalent	306	322	375

Crude oil and natural gas liquids as a share of total production	72%	73%	74%

In 2018, we expect net production, excluding Libya and reflecting an estimated 15,000 boepd reduction due to the extended Enchilada platform shutdown, to average between 245,000 boepd and 255,000 boepd, compared to full year pro forma 2017 net production, excluding Libya and assets sold, of 242,000 boepd.

Production variances related to 2017, 2016 and 2015 are summarized as follows:

United States:  Onshore crude oil production was lower in 2017, compared to 2016, primarily due to the sale of our Permian assets in August 2017.  Onshore natural gas production was lower in 2017 compared to 2016, primarily due to natural decline in the Utica shale play.  Total offshore production was lower in 2017 compared to 2016, due to production from several fields being shut-in following a fire at the third-party operated Enchilada platform in November 2017 and natural field decline, partially offset by higher production from the Tubular Bells Field.  Onshore crude oil production was lower in 2016, compared to 2015, primarily due to reduced drilling activity in the Bakken shale play in response to low oil prices, while the increase in natural gas liquids production was primarily due to greater processed volumes at the Tioga gas plant.  Onshore natural gas production was higher in 2016, compared to 2015, primarily due to a higher number of wells being on production in the Utica shale play relative to the prior year.  Total offshore production was lower in 2016, compared to 2015, primarily due to subsurface valve failures in three wells at the Tubular Bells Field, a shut-in well to replace a subsurface valve at the Conger Field, extended planned shutdowns on third-party hosted production facilities at the Tubular Bells and Conger Fields, and natural field decline.  Our interests in Permian, which were sold in August, averaged net production of 4,000 boepd in 2017 (2016: 7,000 boepd; 2015: 9,000 boepd).

Europe:  Crude oil and natural gas production was lower in 2017, compared to 2016, primarily due to natural field decline.  Crude oil production was lower in 2016, compared to 2015, primarily due to lower drilling activity, natural field decline and a planned shutdown at the Valhall Field, offshore Norway.  Our interests in Norway, which were sold in December, averaged net production of 24,000 boepd in 2017 (2016: 28,000 boepd; 2015: 33,000 boepd).

Africa:  Crude oil production in 2017 was comparable to 2016, as lower volumes from Equatorial Guinea, which was sold in November 2017, was offset by higher production in Libya.  Crude oil production in Africa was lower in 2016, compared to 2015, as a result of reduced drilling activity in Equatorial Guinea and the sale of our Algeria asset in the fourth quarter of 2015.  Our interests in Equatorial Guinea averaged net production of 25,000 boepd in 2017 (2016: 33,000 boepd; 2015: 43,000 boepd).

Asia:  Natural gas production was higher in 2017, compared to 2016, primarily due to first production at the North Malay Basin full-field development in July 2017.  Natural gas production was lower in 2016, compared to 2015, primarily due to the planned shutdown of production facilities at the JDA in 2016 to commission a booster compressor project and from lower production entitlement.

Sales Volumes:  The impact of lower sales volumes decreased after-tax results by approximately $190 million in 2017 compared to 2016.  Worldwide sales volumes from Hess net production, excluding purchased crude oil, natural gas liquids and natural gas, were as follows:

	2017	2016	2015
	(In thousands)
Crude oil - barrels	63,367	72,462	85,344
Natural gas liquids - barrels	15,152	16,055	14,400
Natural gas - mcf	190,089	191,482	213,195
Barrels of Oil Equivalent	110,201	120,431	135,277

Crude oil - barrels per day	173	198	234
Natural gas liquids - barrels per day	42	44	39
Natural gas - mcf per day	520	523	584
Barrels of Oil Equivalent Per Day	302	329	371

Marketing, including purchased oil and gas:  This expense category is mainly comprised of costs to purchase crude oil, natural gas liquids and natural gas from our partners in Hess operated wells or other third-parties, primarily in the U.S., and associated transportation costs for U.S. marketing activities.  The increase in 2017, compared to 2016 principally reflects the impact of higher benchmark crude oil prices on the cost of purchased volumes.  The decrease in 2016, compared to 2015, principally reflects the decline in crude oil prices and lower volumes purchased.

Cash Operating Costs:  Cash operating costs, consisting of operating costs and expenses, production and severance taxes and E&P general and administrative expenses, decreased by $401 million in 2017 compared with the prior year (2016: $197 million decrease versus 2015).  The decrease in 2017, compared to 2016, is due to lower workover expenses, lease operating and employee costs, partially offset by higher production taxes in the Bakken.  The decrease in 2016 compared to 2015 is due to lower production and cost reduction efforts, and lower production taxes in the Bakken.  Operating costs in 2016 include higher workover costs to replace failed subsurface valves in the Gulf of Mexico.

Midstream Tariffs Expense:  Tariffs expense in 2017 increased, compared to 2016, primarily due to higher shortfall fees in 2017.  Tariffs expense in 2016 increased, compared to 2015, primarily due to increased oil gathering tariffs and shortfall fees in 2016, partially offset by lower gas volumes processed through the Tioga gas plant.  For 2018, we estimate Midstream tariffs expense to be in the range of $625 million to $650 million.

Depreciation, Depletion and Amortization:  Depreciation, depletion and amortization (DD&A) costs decreased by $377 million in 2017, compared to 2016, primarily due to lower production and an improved portfolio average DD&A rate due to the production mix.  DD&A costs decreased in 2016, compared to 2015, primarily due to lower production and an improved portfolio average DD&A rate due to the production mix.

Unit costs:  Unit cost per boe information is based on total E&P production volumes and excludes items affecting comparability of earnings as disclosed below.  Actual and forecast unit costs are as follows:

	Actual			Forecast range
	2017	2016	2015	2018

Cash operating costs	$14.30	$15.56	$15.43	$13.00 — $14.00
Depreciation, depletion and amortization costs	24.53	26.40	28.00	18.00 — 19.00
Total Production Unit Costs	$38.83	$41.96	$43.43	$31.00 — $33.00

Exploration Expenses:  Exploration expenses, including items affecting comparability of earnings described below, were as follows:

	2017	2016	2015
	(In millions)
Exploratory dry hole costs	$268	$1,064	$410
Exploration lease and other impairment	44	145	182
Geological and geophysical expense and exploration overhead	195	233	289
	$507	$1,442	$881

Exploration expenses were lower in 2017, compared to 2016, primarily due to lower dry hole expense, leasehold impairment expense, geologic and seismic costs, and employee expenses.  Exploration expenses were higher in 2016, compared to 2015, primarily due to higher dry hole expense partially offset by lower leasehold impairment expense, geologic and seismic costs, and employee expenses.  See items affecting comparability of earnings between periods described below.  For 2018, we estimate exploration expenses, excluding dry hole expense, to be in the range of $190 million to $210 million.

Income Taxes:  The E&P income tax provision was a benefit of $1,842 million in 2017 (2016:  $1,587 million expense; 2015: $1,117 million benefit).  Excluding items affecting comparability between periods, the E&P income tax provision was an expense of $95 million in 2017 (2016: $948 million benefit; 2015: $731 million benefit).  The provision in 2017 reflects higher production from Libya and lower deferred tax benefits on losses compared to the prior year.  Commencing in 2017, we are generally not recognizing deferred tax benefit or expense in certain countries, primarily the U.S., Denmark (hydrocarbon tax only), Malaysia and Guyana, while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with the requirements of U.S. accounting standards.  See E&P items affecting comparability of earnings below and Critical Accounting Policies and Estimates – Income Taxes on page 41.

Actual and forecast effective tax rates are as follows:

	Actual			Forecast range
	2017	2016	2015	2018

Effective income tax benefit (expense) rate	34%	-47%	29%	N/A
Adjusted effective income tax benefit (expense) rate (a)	7%	42%	45%	0% - 4%
(a)	Excludes any contribution from Libya and items affecting comparability of earnings.

Items Affecting Comparability of Earnings Between Periods:  Reported E&P earnings included the following items affecting comparability of income (expense) before and after income taxes:

	Before Income Taxes			After Income Taxes
	2017	2016	2015	2017	2016	2015
	(In millions)
Impairment	$(4,203)	$—	$(1,616)	$(2,250)	$—	$(1,566)
Dry hole, lease impairment and other exploration expenses	(280)	(1,021)	(518)	(280)	(745)	(301)
Gains (losses) on asset sales, net	(41)	27	28	(57)	17	10
Noncash charges on de-designated crude oil collars	(22)	—	—	(22)	—	—
Income tax adjustments	—	—	—	—	(2,869)	101
Offshore rig cost	—	(105)	—	—	(66)	—
Inventory write-off	—	(39)	(87)	—	(19)	(58)
Exit costs and other	—	(26)	(44)	—	(17)	(37)
	$(4,546)	$(1,164)	$(2,237)	$(2,609)	$(3,699)	$(1,851)

The pre-tax amounts of E&P items affecting comparability of income (expense) are presented in the Statement of Consolidated Income as follows:

	Before Income Taxes
	2017	2016	2015
	(In millions)
Sales and other operating revenues	$(22)	$—	$—
Gains (losses) on asset sales, net	(41)	27	28
Other, net	—	—	(14)
Marketing, including purchased oil and gas	—	—	(39)
Operating costs and expenses	—	(162)	(51)
Exploration expenses, including dry holes and lease impairment	(280)	(1,029)	(518)
General and administrative expenses	—	—	(27)
Impairment	(4,203)	—	(1,616)
	$(4,546)	$(1,164)	$(2,237)

2017:

•

Gains (losses) on asset sales, net:  We recognized a pre-tax gain of $486 million ($486 million after income taxes) related to the sale of our assets in Equatorial Guinea, and a pre-tax gain of $330 million ($314 million after income taxes) related to the sale of our enhanced oil recovery assets in the Permian Basin.  We also incurred a pre-tax loss of $857 million ($857 million after income taxes) on the sale of our interests in Norway.  The loss included the recognition in earnings of $900 million for cumulative translation adjustments previously reflected within accumulated other comprehensive income.  See Note 2, Dispositions in the Notes to Consolidated Financial Statements.

•

Impairment:  We recorded a noncash impairment charge related to our interests in Norway totaling $2,503 million pre-tax ($550 million after income taxes) in the third quarter prior to the sale of our interests in the fourth quarter.  In addition, we recognized pre-tax impairment charges to reduce the carrying value of our interests in the Stampede Field by $1,095 million ($1,095 million after income taxes), and the Tubular Bells Field by $605 million ($605 million after income taxes) primarily as a result of a lower long-term crude oil price outlook.  The Stampede Field had significant capitalized exploration and appraisal costs that were incurred on a 100% working interest basis on the Pony discovery prior to unitizing into the Stampede project.  See Note 3, Impairment in the Notes to Consolidated Financial Statements.

•

Dry hole, lease impairment and other exploration expenses:  We recorded a pre-tax charge of $280 million ($280 million after income taxes) to fully impair the carrying value of our interest at the Hess operated offshore Deepwater Tano/Cape Three Points license, offshore Ghana (Hess 50% license interest) as a result of management’s decision in the fourth quarter of 2017 to not develop the previously discovered fields.  See Note 24, Subsequent Events in the Notes to Consolidated Financial Statements.

•

Noncash charges on de-designated crude oil collars: We recorded a pre-tax charge of $22 million ($22 million after income taxes) related to certain crude oil collars not designated as cash flow hedges.  The de-designation was a result of production downtime caused by a fire at the third-party operated Enchilada platform in the Gulf of Mexico during the fourth quarter.

2016:

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

•	Gains on asset sale, net: We recognized a pre-tax gain of $27 million ($17 million after income taxes) related to the sale of undeveloped onshore acreage in the U.S.
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

•

Dry hole, lease impairment and other exploration expenses:  We recognized a pre-tax charge of $190 million ($86 million after income taxes) to write-off an exploration well and other costs related to the Dinarta Block in the Kurdistan Region of Iraq following the decision of the Corporation and its partner to relinquish the block and exit operations in the region.  In offshore Ghana, we expensed previously capitalized well costs of $182 million ($117 million after income taxes) primarily associated with natural gas discoveries due to insufficient progress on appraisal negotiations with the regulator.  In offshore Australia, we expensed previously capitalized well costs of $62 million ($45 million after income taxes) associated with discovered resources that we determined would not be included in the development concept for the Equus project.  In addition, we recorded pre-tax charges totaling $84 million ($53 million after income taxes) primarily to impair exploration leases in the Gulf of Mexico.

•

Gains (losses) on asset sales, net:  We recognized a pre-tax gain of $49 million ($31 million after income taxes) related to the sale of approximately 13,000 acres of Utica dry gas acreage.  We also completed the sale of our producing assets in Algeria in December 2015 and recognized a pre-tax loss of $21 million ($21 million after income taxes).

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

Midstream

Following is a summarized income statement of our Midstream operations, which include results for a gas plant and associated CO2 assets in the Permian Basin (through August 2017) and water handling assets in North Dakota that are wholly-owned by Hess:

	2017	2016	2015
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$617	$569	$634
Losses on asset sales	(51)	—	—
Total revenues and non-operating income	566	569	634

Costs and Expenses
Operating costs and expenses	195	218	296
General and administrative expenses	16	20	18
Depreciation, depletion and amortization	123	121	107
Impairment	—	67	—
Interest expense	26	19	10
Total costs and expenses	360	445	431

Results of Operations Before Income Taxes	206	124	203
Provision (benefit) for income taxes (a)	31	26	58
Net income (loss)	175	98	145
Less: Net income (loss) attributable to noncontrolling interests (b)	133	56	49
Net Income (Loss) Attributable to Hess Corporation	$42	$42	$96
(a)

The provision for income taxes in the Midstream segment in 2017 is presented before consolidating its operations with other U.S. activities of the Company and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact is presented in the E&P segment.

(b)	The partnership is not subject to tax and, therefore, the noncontrolling interest’s share of net income is a pre-tax amount.

Sales and other operating revenues in 2017 increased, compared to 2016, primarily due to higher shortfall fees earned, and higher tariff rates and throughput volumes, partially offset by lower rail export revenue associated with third-party rail charges and the sale of our Permian assets in August 2017.  Total revenues and non-operating income in 2016 decreased, compared to 2015, primarily as a result of lower rail export revenue associated with third-party rail charges, partially offset by recognition of shortfall fees earned.

Operating costs and expenses were lower in 2017, compared to 2016, primarily due to lower third-party rail charges and the sale of our Permian assets in August 2017.  Operating costs and expenses were lower in 2016, compared to 2015, primarily due to a decrease in third-party rail charges.  DD&A expenses were higher in 2017, compared to 2016, primarily due to newly completed gathering pipelines and related facilities that were placed in service.  DD&A expenses were higher in 2016, compared to 2015, primarily due to capital expenditures on gathering assets and railcars that were placed in service.

The increase in interest expense in 2017, compared to 2016, and 2016 compared to 2015 reflects borrowings by Hess Infrastructure Partners LP.

For 2018, we estimate net income attributable to Hess Corporation from the Midstream segment to be in the range of $105 million to $115 million.

Items Affecting Comparability of Earnings Between Periods:  We recognized a pre-tax loss of $57 million ($34 million after income taxes and noncontrolling interest) in 2017 related to the sale of our Midstream assets in the Permian Basin.  Midstream results in 2016 included a pre-tax charge of $67 million ($21 million after income taxes and noncontrolling interest) to impair older specification rail cars.

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	2017	2016	2015
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$160	$131	$219
Interest expense	385	380	376
Less: Capitalized interest	(86)	(61)	(45)
Interest expense, net	299	319	331
Corporate, Interest and Other expenses before income taxes	459	450	550
Provision (benefit) for income taxes	(26)	(163)	(217)
Net Corporate, Interest and Other expenses after income taxes	433	287	333
Items affecting comparability of earnings between periods, after-tax	30	923	44
Total Corporate, Interest and Other Expenses After Income Taxes	$463	$1,210	$377

Corporate and other expenses, excluding items affecting comparability, were higher in 2017, compared to 2016, primarily due to higher legal costs, increased pension settlement charges in 2017, and the recognition of a nonrecurring gain of $8 million in 2016.  Corporate and other expenses were lower in 2016, compared to 2015, primarily due to reductions in employee costs, professional fees, and other general and administrative expenses, and the benefit of higher interest income and non-operating income.  In 2018, after-tax Corporate and other expenses, excluding items affecting comparability of earnings between periods, are estimated to be in the range of $105 million to $115 million.

Interest expense was higher in 2017, compared to 2016, primarily due to slightly higher average borrowings.  Capitalized interest expense was higher in 2017, compared to 2016, due to increased activity at the Hess operated Stampede development project and sanction of the Liza Field Phase 1 development project during 2017.  Interest expense was higher in 2016, compared to 2015, but the increase in capitalized interest expense was greater over the same period with 2016 reflecting increased activity at the Stampede development project.  In 2018 after-tax interest expense, net is estimated to be in the range of $345 million to $355 million as interest capitalization on the Stampede development will cease upon first production.

The benefit for income taxes is lower in 2017, compared to 2016, due to us generally not recognizing deferred tax benefit or expense in the U.S. while we maintain valuation allowances against net deferred tax assets in accordance with the requirements of U.S. accounting standards.  This accounting treatment commenced on December 31, 2016.  See items affecting comparability of earnings below and Critical Accounting Policies and Estimates – Income Taxes on page 41.

Items Affecting Comparability of Earnings Between Periods:  Corporate, Interest and Other results included the following items affecting comparability of income (expense) before and after income taxes:

2017:

•

Exit costs and other: We recorded a pre-tax charge of $30 million ($30 million after income taxes) in connection with vacated office space, of which $11 million is included in General and administrative expenses and $19 million is included in Depreciation, depletion and amortization in the Statement of Consolidated Income.

2016:

•

Income tax:  We recorded a non-cash charge of $829 million to establish valuation allowances against net deferred tax assets as of December 31, 2016, as required under application of the accounting standards following a three-year cumulative loss.  This deferred tax charge has no cash flow impact and the Corporation’s underlying tax position remains unchanged.

•

Loss on debt extinguishment:  We recorded a pre-tax charge of $148 million ($92 million after income taxes) related to the repurchase and redemption of notes to complete a debt refinancing.  See Note 10, Debt, in the Notes to Consolidated Financial Statements.

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

•	Other: We recorded a pre-tax gain of $20 million ($13 million after income taxes) from the sale of land and incurred exit costs of $6 million pre-tax ($4 million after income taxes).

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources at December 31:

	2017	2016
	(In millions, except ratio)
Cash and cash equivalents (a)	$4,847	$2,732
Current maturities of long-term debt	580	112
Total debt (b)	6,977	6,806
Total equity	12,354	15,591
Debt to capitalization ratio (c)	36.1%	30.4%
(a)	Includes $356 million of cash attributable to Hess Infrastructure Partners (HIP), our 50/50 Midstream joint venture, at December 31, 2017 (2016: $2 million).
(b)	Includes $980 million of debt outstanding from HIP at December 31, 2017 (2016: $733 million) that is non-recourse to Hess Corporation.
(c)	Total debt as a percentage of the sum of total debt plus equity.

Cash Flows

The following table sets forth a summary of our cash flows:

	2017	2016	2015
	(In millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities - continuing operations	$945	$795	$2,016
Net cash provided by (used in) operating activities - discontinued operations	—	—	(35)
Net cash provided by (used in) operating activities	945	795	1,981

Cash Flows From Investing Activities:
Additions to property, plant and equipment - E&P	(1,788)	(1,974)	(3,952)
Additions to property, plant and equipment - Midstream	(149)	(277)	(369)
Proceeds from asset sales	3,296	140	50
Other, net	(1)	21	(44)
Net cash provided by (used in) investing activities - continuing operations	1,358	(2,090)	(4,315)
Net cash provided by (used in) investing activities - discontinued operations	—	—	109
Net cash provided by (used in) investing activities	1,358	(2,090)	(4,206)

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities - continuing operations	(188)	1,311	2,497
Net cash provided by (used in) financing activities - discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(188)	1,311	2,497

Net Increase (Decrease) in Cash and Cash Equivalents - Continuing Operations	2,115	16	198
Net Increase (Decrease) in Cash and Cash Equivalents - Discontinued Operations	—	—	74
Net Increase (Decrease) in Cash and Cash Equivalents	$2,115	$16	$272

Operating Activities:

In 2017, net cash provided by operating activities was $945 million (2016: $795 million; 2015: $1,981 million).  In 2017, operating cash flows increased, compared to 2016, primarily due to higher benchmark crude oil prices and lower operating costs, partially offset by lower production volumes.  Changes in working capital in 2017 were a use of cash of $780 million and primarily related to higher accounts receivable due to higher crude oil prices, abandonment expenditures, premiums on crude oil hedging contracts, pension contributions, contract termination payments for an offshore drilling rig, and crude oil delivered as line fill.  In 2016, operating cash flows decreased, compared to 2015, primarily due to declining benchmark crude oil prices and changes in production volumes.

Investing Activities:

In 2017, Additions to property, plant and equipment were lower, compared to 2016, primarily due to lower development expenditures at North Malay Basin in the current year, partially offset by increased investments in Bakken and Guyana in 2017.  The decrease in Additions to property, plant and equipment in 2016, compared to 2015, is primarily related to reduced drilling activity (Bakken, Utica, Norway, Denmark and Equatorial Guinea) and reduced development expenditures (Tubular Bells, North Malay Basin and the JDA).

In 2017, proceeds from the sale of assets of $3,296 million (2016: $140 million; 2015: $50 million) related to the divestiture of our interests in Equatorial Guinea, Norway, our enhanced oil recovery assets in the Permian Basin, and non-core acreage, onshore United States.

Financing Activities:

In 2017, Hess Midstream Partners LP received proceeds of $365.5 million from the issuance of common units in an initial public offering, of which $350 million was distributed 50/50 to Hess Corporation and GIP.  Borrowings for debt with maturities in excess of 90 days were $800 million in 2017 (2016: $1,496 million; 2015: $600 million), while associated repayments of debt were $459 million (2016: $1,455 million; 2015: $67 million).  Common and preferred stock dividends paid were $363 million in 2017 (2016: $350 million; 2015: $287 million) and we settled the repurchase of $110 million of common stock in 2017 (2016: $-; 2015: $142 million).  Net outflows to noncontrolling interests were $243 million in 2017 (2016: $23 million net outflow; 2015:  $2,296 million net inflow).  In 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock for total net proceeds of $1.64 billion.

Future Capital Requirements and Resources

At December 31, 2017, Hess Corporation, had $4.5 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $8.9 billion.  The Corporation has no significant near-term debt maturities.

Net production in 2018 is forecast to be in the range of 245,000 boepd to 255,000 boepd, excluding Libya, and we expect our 2018 E&P capital and exploratory expenditures will be approximately $2.1 billion.  Based on current forward strip crude oil prices, we forecast a net operating cash flow deficit (including capital expenditures) in 2018.  The Corporation expects to fund its 2018 net operating cash flow deficit (including capital expenditures), reduce debt by $500 million and repurchase $380 million of common stock with existing cash and cash equivalents.

On February 15, 2018, Hess Corporation redeemed $350 million principal amount of 8.125% notes due 2019 for $370 million.

The table below summarizes the capacity, usage, and available capacity of our borrowing and letter of credit facilities at December 31, 2017:

				Letters of
	Expiration			Credit	Total	Available
	Date	Capacity	Borrowings	Issued	Used	Capacity
		(In millions)
Revolving credit facility - Hess Corporation (a)	January 2021	$4,000	$—	$—	$—	$4,000
Revolving credit facility - HIP (b)	November 2022	600	—	—	—	600
Revolving credit facility - Hess Midstream Partners LP (HESM) (c)	March 2021	300	—	—	—	300
Committed lines	Various (d)	445	—	29	29	416
Uncommitted lines	Various (d)	217	—	217	217	—
Total		$5,562	$—	$246	$246	$5,316
(a)	In January 2020, the capacity reduces to $3.7 billion.
(b)	This credit facility may only be utilized by HIP and is non-recourse to Hess Corporation.
(c)	This credit facility may only be utilized by HESM and is non-recourse to Hess Corporation.
(d)	Committed and uncommitted lines have expiration dates through 2018.

On December 1, 2017, the Corporation amended its $4.0 billion syndicated revolving credit facility that expires in January 2020, by extending the facility for one year to January 2021, with a $3.7 billion commitment during the extension period.  Borrowings on the facility will generally bear interest at 1.30% above the London Interbank Offered Rate (LIBOR).  The interest rate will be higher if our credit rating is lowered.  The facility contains a financial covenant that limits the amount of the total borrowings on the last day of each fiscal quarter to 60% of the Corporation’s total capitalization, defined as total debt plus stockholders’ equity.  As of December 31, 2017, Hess Corporation had no outstanding borrowings under this facility and was in compliance with this financial covenant.

We had $246 million in letters of credit outstanding at December 31, 2017 (2016: $188 million), which primarily relate to our international operations.  See also Note 23, Financial Risk Management Activities in the Notes to Consolidated Financial Statements.

We also have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

In November 2017, HIP amended its senior unsecured syndicated credit facilities.  At December 31, 2017, HIP has $800 million of senior secured syndicated credit facilities, consisting of a $600 million 5-year revolving credit facility and a drawn $200 million 5-year Term Loan A facility.  The revolving credit facility can be used for borrowings and letters of credit to fund the joint venture’s operating activities and capital expenditures.  Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  The interest rate is subject to adjustment based on HIP’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If HIP obtains an investment grade credit rating, as defined in the amended credit agreement, pricing levels will be based on the credit ratings in effect from time to time.  The credit facilities contain financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to cash interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.  The amended credit agreement includes a secured leverage ratio test not to exceed 3.75 to 1.00 for so long as the facilities remain secured.  HIP is in compliance with these financial covenants at December 31, 2017.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At December 31, 2017, HIP’s revolving credit facility was undrawn and borrowings under the Term Loan A facility amounted to $200 million, excluding deferred issuance costs.  The credit facilities are secured by first-priority perfected liens on substantially all of HIP’s and certain of its wholly-owned subsidiaries’ directly owned assets, including its equity interests in certain subsidiaries, subject to customary exclusions.

Hess Midstream Partners LP (the “Partnership”) has a $300 million 4-year senior secured syndicated revolving credit facility that became available for utilization at completion of its initial public offering in April 2017.  The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership and expires March 2021.  Borrowings on the credit facility will generally bear interest at LIBOR plus an applicable margin of 1.275%.  The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to EBITDA.  If the Partnership obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The Partnership is subject to customary covenants in the credit agreement, including financial covenants that generally require a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters.  The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly-owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At December 31, 2017, this facility was undrawn.

Credit Ratings

Two of the three major credit rating agencies that rate the Corporation’s debt have assigned an investment grade rating.  At December 31, 2017, we have investment grade credit ratings with stable outlook from Standard and Poor’s Ratings Services (BBB-) and Fitch Ratings (BBB-).  Moody’s Investors Service has rated our debt at Ba1 with a stable outlook.

The consequence of lower credit ratings is an increase in interest rates and facility fees on our credit facilities and the potential for additional required collateral under operating agreements.  As of December 31, 2017, based on our current credit ratings, we may be required to issue additional collateral in the form of letters of credit up to approximately $135 million.  If Fitch or S&P were to reduce their rating on our unsecured debt below investment grade, we estimate that we could be required to issue additional letters of credit up to approximately $240 million as of December 31, 2017.

In the fourth quarter of 2017, HIP obtained it first credit ratings from ratings agencies.  At December 31, 2017, HIP’s senior unsecured debt is rated BB+ by Standard and Poor’s Ratings Services, Ba3 by Moody’s Investors Service, and BB by Fitch Ratings.

Contractual Obligations and Contingencies

The following table shows aggregate information about certain contractual obligations at December 31, 2017:

		Payments Due by Period
			2019 and	2021 and
	Total	2018	2020	2022	Thereafter
	(In millions)
Total Debt (excludes interest) (a)	$6,977	$580	$66	$167	$6,164
Operating Leases	1,310	387	506	141	276
Purchase Obligations:
Capital expenditures	1,260	563	531	166	—
Operating expenses	412	230	121	39	22
Transportation and related contracts	1,221	210	390	374	247
Asset retirement obligations	801	48	129	39	585
Other liabilities	668	126	117	101	324
(a)

We anticipate cash payments for interest of $418 million for 2018, $800 million for 2019-2020, $765 million for 2021-2022, and $4,340 million thereafter for a total of $6,323 million.  These interest payments reflect our contractual obligations as of December 31, 2017 and, therefore, do not reflect any benefits that may arise from the previously announced $500 million debt reduction program.

Capital expenditures represent amounts that were contractually committed at December 31, 2017, including the portion of our planned capital expenditure program for 2018.  Obligations for operating expenses include commitments for oil and gas production expenses, seismic purchases and other normal business expenses.  Other liabilities reflect contractually committed obligations in the Consolidated Balance Sheet at December 31, 2017, including pension plan liabilities and estimates for uncertain income tax positions.  The Corporation and certain of its subsidiaries lease drilling rigs, office space and other assets for varying periods under leases accounted for as operating leases.

Off-Balance Sheet Arrangements

At December 31, 2017, we had $31 million in letters of credit for which we are contingently liable.  See also Note 21, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements.

Foreign Operations

At December 31, 2017, we conducted E&P activities outside the U.S., principally in Africa (Libya), Asia (Joint Development Area of Malaysia/Thailand and Malaysia), South America (Guyana and Suriname), Denmark and Canada.  Therefore, we are subject to the risks associated with foreign operations, including political risk, tax law changes, currency risk, corruption, and acts of terrorism.  See Item 1A. Risk Factors for further details.

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

Crude Oil and Natural Gas Reserves:  The determination of estimated proved reserves is a significant element in arriving at the results of operations of E&P activities.  The estimates of proved reserves affect well capitalizations, the unit of production depreciation rates of proved properties and wells and equipment, as well as impairment testing of oil and gas assets and goodwill.

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

Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  As discussed in Item 1A. Risk Factors, crude oil prices are volatile which can have an impact on our proved reserves.  If crude oil prices in 2018 are at levels below that used in determining 2017 proved reserves, we may recognize negative revisions to our December 31, 2017 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2018 above those used in determining 2017 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2018.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves as of December 31, 2018, due to a number of factors that are currently unknown, including 2018 crude oil prices, any revisions based on 2018 reservoir performance, and the levels to which industry costs will change in response to movements in commodity prices.  A 10% change in proved developed and proved undeveloped reserves at December 31, 2017 would result in an approximate $200 million pre-tax change in depreciation, depletion, and amortization expense for 2018.  See the Supplementary Oil and Gas Data on pages 81 through 91 in the accompanying financial statements for additional information on our oil and gas reserves.

Midstream Joint Venture: On July 1, 2015, we sold a 50% interest in HIP to GIP for net cash consideration of approximately $2.6 billion.  We consolidate the activities of HIP, which qualifies as a variable interest entity (VIE) under U.S. generally accepted accounting principles.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power through our 50% ownership to direct those activities that most significantly impact the economic performance of HIP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to HIP.  This conclusion was based on a qualitative analysis that considered HIP’s governance structure, the commercial agreements between HIP and us, and the voting rights established between the members, which provide us the ability to control the operations of HIP.

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

In the case of oil and gas fields, the present value of future net cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes and discounted at a risk-adjusted rate.  The projected production volumes represent reserves, including probable reserves, expected to be produced based on a stipulated amount of capital expenditures.  The production volumes, prices and timing of production are consistent with internal projections and other externally reported information.  Oil and gas prices used for determining asset impairment will generally differ from those used in the standardized measure of discounted future net cash flows, since the standardized measure requires the use of historical twelve-month average prices.

Our impairment tests of long‑lived E&P producing assets are based on our best estimates of future production volumes (including recovery factors), selling prices, operating and capital costs, the timing of future production and other factors, which are updated each time an impairment test is performed.  We could have impairment if the projected production volumes from oil and gas fields decrease, crude oil and natural gas selling prices decline significantly for an extended period or future estimated capital and operating costs increase significantly.  As a result of the extended period of low crude oil prices, we tested our oil and gas properties for impairment.  See Note 3, Impairment in the Notes to Consolidated Financial Statements.

Impairment of Goodwill:  Goodwill is tested for impairment annually on October 1st or when events or circumstances indicate that the carrying amount of the goodwill may not be recoverable based on a two-step process.  We conduct the goodwill test at a reporting unit level, which is defined in accounting standards as an operating segment or one level below an operating segment.  The reporting unit or units used in an evaluation and measurement of goodwill for impairment testing are determined from a number of factors, including the manner in which the business is managed.  At December 31, 2017, our Midstream operating segment had goodwill of $360 million that resulted from an allocation from our E&P segment upon the formation of the Midstream segment in 2015.  Our E&P segment has no goodwill at December 31, 2017.

In step one of the impairment test, the fair value of a reporting unit is compared with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit exceeds its fair value, we perform step two to determine possible impairment by comparing the implied fair value of goodwill with the carrying amount.  The implied fair value of goodwill is determined by assuming the reporting unit is purchased at fair value with assets and liabilities of the reporting unit being reflected at fair value in the same manner as the accounting prescribed for a business combination.  The resulting excess of fair value of the reporting unit over the amounts assigned to the reporting unit’s assets and liabilities represents the implied fair value of goodwill.  If the implied fair value of goodwill were less than its carrying amount, an impairment loss would be recorded.  Fair value for the Midstream operating segment is based on a market approach using the exchange price of Hess Midstream Partners, LP, which is a consolidated publicly traded master limited partnership that operates substantially all of our Midstream segment assets.

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

The accounting standards require the evaluation of all available positive and negative evidence giving weight based on the evidence’s relative objectivity.  In evaluating potential sources of positive evidence, we consider the reversal of taxable temporary differences, taxable income in carryback and carryforward periods, the availability of tax planning strategies, the existence of appreciated assets, estimates of future taxable income, and other factors.  Estimates of future taxable income are based on assumptions of oil and gas reserves, selling prices, and other subjective operating assumptions that are consistent with internal business forecasts.  In evaluating potential sources of negative evidence, we consider a cumulative loss in recent years, any history of operating losses or tax credit carryforwards expiring unused, losses expected in early future years, unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years, and carryback or carryforward periods that are so brief that it would limit realization of tax benefits if a significant deductible temporary difference is expected to reverse in a single year.  Due to a sustained low commodity price environment, we remained in a three-year cumulative consolidated loss position as of December 31, 2017.  A three-year cumulative consolidated loss constitutes objective negative evidence to which the accounting standards require we assign significant weight relative to subjective evidence such as our estimates of future taxable income.  We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the U.S., Denmark (hydrocarbon tax only), Malaysia, and Guyana, while we maintain valuation allowances against net deferred tax assets in these jurisdictions.

As of December 31, 2017, the Consolidated Balance Sheet reflects a $5,199 million valuation allowance against the net deferred tax assets for multiple jurisdictions based on the evaluation of the accounting standards described above.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.

Asset Retirement Obligations:  We have material legal obligations to remove and dismantle long‑lived assets and to restore land or seabed at certain E&P locations.  In accordance with generally accepted accounting principles, we recognize a liability for the fair value of required asset retirement obligations.  In addition, the fair value of any legally required conditional asset retirement obligation is recorded if the liability can be reasonably estimated.  We capitalize such costs as a component of the carrying amount of the underlying assets in the period in which the liability is incurred.  In subsequent periods, the liability is accreted, and the asset is depreciated over the useful life of the related asset.  We estimate the fair value of these obligations by discounting projected future payments that will be required to satisfy the obligations.  In determining these estimates, we are required to make several assumptions and judgments related to the scope of dismantlement, timing of settlement, interpretation of legal requirements, inflationary factors and discount rate.  In addition, there are other external factors, which could significantly affect the ultimate settlement costs for these obligations including changes in environmental regulations and other statutory requirements, fluctuations in industry costs and foreign currency exchange rates and advances in technology.  As a result, our estimates of asset retirement obligations are subject to revision due to the factors described above.  Changes in estimates prior to settlement result in adjustments to both the liability and related asset values.

Retirement Plans:  We have funded non-contributory defined benefit pension plans, an unfunded supplemental pension plan and an unfunded postretirement medical plan.  We recognize the net change in the funded status of the projected benefit obligation for these plans in the Consolidated Balance Sheet.

The determination of the obligations and expenses related to these plans are based on several actuarial assumptions, the most significant of which relate to the discount rate for measuring the present value of future plan obligations; expected long‑term rates of return on plan assets; the rate of future increases in compensation levels, and participant mortality assumptions.  These assumptions represent estimates made by us, some of which can be affected by external factors.  For example, the discount rate used to estimate our projected benefit obligation is based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations.  The expected return on plan assets is developed from the expected future returns for each asset category, weighted by the target allocation of pension assets to that asset category.  The future expected return assumptions for individual asset categories are largely based on inputs from various investment experts regarding their future return expectations for particular asset categories.  Changes in these assumptions can have a material impact on the amounts reported in our financial statements.

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

Environment, Health and Safety

Our long-term vision and values provide a foundation for how we do business and define our commitment to meeting high standards of corporate citizenship and creating a long lasting positive impact on the communities where we do business. Our strategy is reflected in our environment, health, safety and social responsibility (EHS & SR) policies and by a management system framework that helps protect our workforce, customers and local communities.  Our management systems are intended to promote internal consistency, adherence to policy objectives and continual improvement in EHS & SR performance.  Improved performance may, in the short‑term, increase our operating costs and could also require increased capital expenditures to reduce potential risks to assets, reputation and license to operate.  In addition to enhanced EHS & SR performance, improved productivity and operational efficiencies may be realized from investments in EHS & SR.  We have programs in place to evaluate regulatory compliance, audit facilities, train employees, prevent and manage risks and emergencies and to generally meet corporate EHS & SR goals and objectives.

We recognize that climate change is a global environmental concern.  We assess, monitor and take measures to reduce our carbon footprint at existing and planned operations.  We are committed to complying with all Greenhouse Gas (GHG) emissions mandates and the responsible management of GHG emissions at our facilities.

We will have continuing expenditures for environmental assessment and remediation.  Sites where corrective action may be necessary include onshore E&P facilities, sites from discontinued operations as to which we retained liability and, although not currently significant, “Superfund” sites where we have been named a potentially responsible party.

We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable.  At December 31, 2017, our reserve for estimated remediation liabilities was approximately $80 million.  We expect that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites.  Our remediation spending was approximately $15 million in 2017 (2016: $10 million; 2015: $13 million).  The level of other expenditures to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 23, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements, in the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil, natural gas liquids, and natural gas as well as changes in interest rates and foreign currency values.  In the disclosures that follow, financial risk management activities refer to the mitigation of these risks through hedging activities.

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

•

Forward Foreign Exchange Contracts:  We enter into forward contracts, primarily for the British Pound, which commit us to buy or sell a fixed amount of British Pound at a predetermined exchange rate on a future date.  In 2017, we also settled forward contracts for Danish Krone.

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

Financial Risk Management Activities

We have outstanding foreign exchange contracts with a total notional amount of $52 million at December 31, 2017 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $5 million at December 31, 2017.

At December 31, 2017, our outstanding long‑term debt of $6,977 million, including current maturities, had a fair value of $7,718 million.  A 15% increase or decrease in the rate of interest would decrease or increase the fair value of debt by approximately $500 million or $560 million, respectively.

At December 31, 2017, we have outstanding West Texas Intermediate (WTI) crude oil collar contracts with a notional amount of 115,000 bopd for calendar 2018 with an average monthly floor price of $50 per barrel and an average monthly ceiling price of $65 per barrel.  As of December 31, 2017, an assumed 10% increase in the forward WTI crude oil prices used in determining the fair value of our crude oil collars would reduce the fair value of these derivatives instruments by approximately $120 million, while an assumed 10% decrease in the same WTI crude oil prices would increase the fair value of these derivative instruments by approximately $70 million.  See Note 23, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.

In 2017, we recorded a pre-tax charge of $22 million ($22 million after income taxes) related to certain crude oil collars not designated as cash flow hedges.  The de-designation was as a result of expected production downtime caused by a fire at the third-party operated Enchilada platform in the Gulf of Mexico.

Item 8.  Financial Statements and Supplementary Data

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

*   Schedules other than Schedule II have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, as stated in their report, which is included herein.

By	/s/ John P. Rielly	By	/s/ John B. Hess
	John P. Rielly Senior Vice President and Chief Financial Officer		John B. Hess Chief Executive Officer

February 21, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

Opinion on Internal Control over Financial Reporting

We have audited Hess Corporation and consolidated subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Hess Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2017 and 2016, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 8  and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York

February 21, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hess Corporation and consolidated subsidiaries (the “Corporation”) as of December 31, 2017 and 2016, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Corporation at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Corporation’s auditor since 1971

New York, New York

February 21, 2018

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2017	2016
	(In millions,
	except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$4,847	$2,732
Accounts receivable
Trade	957	940
Other	67	86
Inventories	232	323
Other current assets	54	195
Total current assets	6,157	4,276
Property, plant and equipment:
Total — at cost	32,504	46,907
Less: Reserves for depreciation, depletion, amortization and lease impairment	16,312	23,312
Property, plant and equipment — net	16,192	23,595
Goodwill	360	375
Deferred income taxes	21	59
Other assets	382	316
Total Assets	$23,112	$28,621
Liabilities
Current Liabilities:
Accounts payable	$435	$433
Accrued liabilities	1,337	1,609
Taxes payable	83	97
Current maturities of long-term debt	580	112
Total current liabilities	2,435	2,251
Long-term debt	6,397	6,694
Deferred income taxes	429	1,144
Asset retirement obligations	753	1,912
Other liabilities and deferred credits	744	1,029
Total Liabilities	10,758	13,030
Equity
Hess Corporation stockholders’ equity:
Preferred stock, par value $1.00; Authorized — 20,000,000 shares
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — 575,000 shares (2016: 575,000)	1	1
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 315,053,615 shares (2016: 316,523,200)	315	317
Capital in excess of par value	5,824	5,773
Retained earnings	5,597	10,147
Accumulated other comprehensive income (loss)	(686)	(1,704)
Total Hess Corporation stockholders’ equity	11,051	14,534
Noncontrolling interests	1,303	1,057
Total equity	12,354	15,591
Total Liabilities and Equity	$23,112	$28,621

The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.

See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	Years Ended December 31,
	2017	2016	2015
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$5,466	$4,762	$6,636
Gains (losses) on asset sales, net	(86)	23	51
Other, net	25	59	(126)
Total revenues and non-operating income	5,405	4,844	6,561

Costs and Expenses
Marketing, including purchased oil and gas	1,267	1,063	1,294
Operating costs and expenses	1,445	1,880	2,029
Production and severance taxes	119	101	146
Exploration expenses, including dry holes and lease impairment	507	1,442	881
General and administrative expenses	434	415	557
Interest expense	325	338	341
Loss on debt extinguishment	—	148	—
Depreciation, depletion and amortization	2,883	3,244	3,955
Impairment	4,203	67	1,616
Total costs and expenses	11,183	8,698	10,819
Income (Loss) from Continuing Operations Before Income Taxes	(5,778)	(3,854)	(4,258)
Provision (benefit) for income taxes	(1,837)	2,222	(1,299)
Income (Loss) from Continuing Operations	(3,941)	(6,076)	(2,959)
Income (Loss) from Discontinued Operations, Net of Income Taxes	—	—	(48)
Net Income (Loss)	(3,941)	(6,076)	(3,007)
Less: Net income (loss) attributable to noncontrolling interests	133	56	49
Net Income (Loss) Attributable to Hess Corporation	(4,074)	(6,132)	(3,056)
Less: Preferred stock dividends	46	41	—
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$(4,120)	$(6,173)	$(3,056)

Net Income (Loss) Attributable to Hess Corporation Per Common Share
Basic:
Continuing operations	$(13.12)	$(19.92)	$(10.61)
Discontinued operations	—	—	(0.17)
Net Income (Loss) Per Common Share	$(13.12)	$(19.92)	$(10.78)

Diluted:
Continuing operations	$(13.12)	$(19.92)	$(10.61)
Discontinued operations	—	—	(0.17)
Net Income (Loss) Per Common Share	$(13.12)	$(19.92)	$(10.78)

Weighted Average Number of Common Shares Outstanding (Diluted)	314.1	309.9	283.6
Common Stock Dividends Per Share	$1.00	$1.00	$1.00

See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(In millions)

Net Income (Loss)	$(3,941)	$(6,076)	$(3,007)

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	18	—	(118)
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	44
Net effect of hedge (gains) losses reclassified to income	18	—	(74)
Change in fair value of cash flow hedges	(156)	—	121
Income taxes on change in fair value of cash flow hedges	—	—	(45)
Net change in fair value of cash flow hedges	(156)	—	76
Change in derivatives designated as cash flow hedges, after taxes	(138)	—	2

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	35	(155)	17
Income taxes on actuarial changes in plan liabilities	—	20	4
(Increase) reduction in unrecognized actuarial losses, net	35	(135)	21
Amortization of net actuarial losses	77	60	92
Income taxes on amortization of net actuarial losses	—	(21)	(31)
Net effect of amortization of net actuarial losses	77	39	61
Recognition of accumulated actuarial losses - HOVENSA	—	—	15
Income taxes on recognition of accumulated actuarial losses - HOVENSA	—	—	(9)
Recognition of accumulated actuarial losses, net of taxes - HOVENSA	—	—	6
Change in pension and other postretirement plans, after taxes	112	(96)	88

Foreign currency translation adjustment
Foreign currency translation adjustment	144	56	(344)
Asset disposition	900	—	—
Change in foreign currency translation adjustment	1,044	56	(344)

Other Comprehensive Income (Loss)	1,018	(40)	(254)

Comprehensive Income (Loss)	(2,923)	(6,116)	(3,261)
Less: Comprehensive income (loss) attributable to noncontrolling interests	133	56	49
Comprehensive Income (Loss) Attributable to Hess Corporation	$(3,056)	$(6,172)	$(3,310)
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(3,941)	$(6,076)	$(3,007)
Adjustments to reconcile to net cash provided by (used in) operating activities
(Gains) losses on asset sales, net	86	(23)	(51)
Depreciation, depletion and amortization	2,883	3,244	3,955
Impairment	4,203	67	1,616
Loss from equity affiliates	—	—	25
Exploratory dry hole costs	268	1,064	410
Exploration lease and other impairment	44	145	182
Stock compensation expense	86	73	97
Non-cash (gains) losses on commodity derivatives, net	97	—	48
Provision (benefit) for deferred income taxes and other tax accruals	(2,001)	2,200	(1,319)
Loss on debt extinguishment	—	148	—
(Income) loss from discontinued operations, net of income taxes	—	—	48
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(340)	96	793
(Increase) decrease in inventories	(64)	77	29
Increase (decrease) in accounts payable and accrued liabilities	(44)	(87)	(424)
Increase (decrease) in taxes payable	(34)	9	(222)
Changes in other operating assets and liabilities	(298)	(142)	(164)
Net cash provided by (used in) operating activities - continuing operations	945	795	2,016
Net cash provided by (used in) operating activities - discontinued operations	—	—	(35)
Net cash provided by (used in) operating activities	945	795	1,981

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,788)	(1,974)	(3,952)
Additions to property, plant and equipment - Midstream	(149)	(277)	(369)
Proceeds from asset sales	3,296	140	50
Other, net	(1)	21	(44)
Net cash provided by (used in) investing activities - continuing operations	1,358	(2,090)	(4,315)
Net cash provided by (used in) investing activities - discontinued operations	—	—	109
Net cash provided by (used in) investing activities	1,358	(2,090)	(4,206)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	(153)	43	110
Debt with maturities of greater than 90 days
Borrowings	800	1,496	600
Repayments	(459)	(1,455)	(67)
Proceeds from issuance of Hess Midstream Partnership LP units	366	—	—
Proceeds from issuance of preferred stock	—	557	—
Proceeds from issuance of common stock	—	1,087	—
Common stock acquired and retired	(110)	—	(142)
Cash dividends paid	(363)	(350)	(287)
Noncontrolling interests, net	(243)	(23)	2,296
Other, net	(26)	(44)	(13)
Net cash provided by (used in) financing activities - continuing operations	(188)	1,311	2,497
Net cash provided by (used in) financing activities - discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(188)	1,311	2,497

Net Increase (Decrease) in Cash and Cash Equivalents	2,115	16	272
Cash and Cash Equivalents at Beginning of Year	2,732	2,716	2,444
Cash and Cash Equivalents at End of Year	$4,847	$2,732	$2,716

See accompanying Notes to Consolidated Financial Statements.

 HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance at December 31, 2014	$—	$286	$3,277	$20,052	$(1,410)	$22,205	$115	$22,320
Net income (loss)	—	—	—	(3,056)	—	(3,056)	49	(3,007)
Other comprehensive income (loss)	—	—	—	—	(254)	(254)	—	(254)
Share-based compensation, including income taxes	—	1	105	—	—	106	—	106
Dividends on common stock	—	—	—	(287)	—	(287)	—	(287)
Common stock acquired and retired	—	(1)	(18)	(72)	—	(91)	—	(91)
Formation of Midstream joint venture	—	—	763	—	—	763	1,298	2,061
Noncontrolling interests, net	—	—	—	—	—	—	(447)	(447)
Balance at December 31, 2015	$—	$286	$4,127	$16,637	$(1,664)	$19,386	$1,015	$20,401
Net income (loss)	—	—	—	(6,132)	—	(6,132)	56	(6,076)
Other comprehensive income (loss)	—	—	—	—	(40)	(40)	—	(40)
Stock issuance	1	29	1,577	—	—	1,607	—	1,607
Share-based compensation, including income taxes	—	2	69	—	—	71	—	71
Dividends on preferred stock	—	—	—	(41)	—	(41)	—	(41)
Dividends on common stock	—	—	—	(317)	—	(317)	—	(317)
Noncontrolling interests, net	—	—	—	—	—	—	(14)	(14)
Balance at December 31, 2016	$1	$317	$5,773	$10,147	$(1,704)	$14,534	$1,057	$15,591
Cumulative effect of adoption of new accounting standards	—	—	2	(39)	—	(37)	—	(37)
Net income (loss)	—	—	—	(4,074)	—	(4,074)	133	(3,941)
Other comprehensive income (loss)	—	—	—	—	1,018	1,018	—	1,018
Share-based compensation, including income taxes	—	1	92	—	—	93	—	93
Dividends on preferred stock	—	—	—	(46)	—	(46)	—	(46)
Dividends on common stock	—	—	—	(317)	—	(317)	—	(317)
Common stock acquired and retired	—	(3)	(43)	(74)	—	(120)	—	(120)
Hess Midstream Partners LP units issuance	—	—	—	—	—	—	356	356
Noncontrolling interests, net	—	—	—	—	—	—	(243)	(243)
Balance at December 31, 2017	$1	$315	$5,824	$5,597	$(686)	$11,051	$1,303	$12,354

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

Nature of Business:  Hess Corporation, incorporated in the State of Delaware in 1920, is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia.  The Corporation conducts exploration activities primarily offshore Guyana, Suriname, Canada and in the Gulf of Mexico, including at the Stabroek Block, offshore Guyana, where we have participated in six significant crude oil discoveries and sanctioned the first phase of a multi-phase development project at the Liza Field.

The Corporation’s Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGLs); gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.  On January 1, 2017, the Corporation’s interests in a Permian Basin gas plant in West Texas and related CO2 assets, and water handling assets in North Dakota were transferred from the E&P segment to the Midstream segment as a result of organizational changes to the management of those assets.  These assets were wholly-owned by the Corporation and were not included in our HIP joint venture.  Prior period information has been recast to conform to the current period presentation.  See Note 22, Segment Information.  In the third quarter of 2017, we completed the sale of our assets in the Permian Basin.

Basis of Presentation and Principles of Consolidation: The consolidated financial statements include the accounts of Hess Corporation and entities in which we own more than a 50% voting interest.  We also consolidate Hess Infrastructure Partners LP (HIP), a variable interest entity, based on our conclusion that we have the power through our 50% ownership to direct those activities that most significantly impact the economic performance of HIP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to HIP.  See Note 7, Hess Infrastructure Partners LP.  Our undivided interests in unincorporated oil and gas E&P ventures are proportionately consolidated.  Investments in affiliated companies, 20% to 50% owned and where we have the ability to influence the operating or financial decisions of the affiliate, are accounted for using the equity method.

In 2017, we adopted Accounting Standards Update (ASU) 2016-16, Income Taxes – Intra-Entity Transfer of Assets Other than Inventory.  This ASU requires the recognition of income tax consequences from intra-entity transfer of assets other than inventory when the transfer occurs.  The adoption of this standard was applied on a modified retrospective basis through a cumulative effect adjustment as of January 1, 2017, that resulted in a decrease to Retained earnings and a decrease to Deferred income taxes, included in non-current assets, of $37 million.

In 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU makes changes to various provisions associated with share-based accounting, including provisions affecting the accounting for income taxes, the accounting for forfeitures, the presentation of the statements of cash flow, and the consideration of net settlement provisions on the balance sheet classification of the share-based award.  As part of the adoption of this ASU, we elected to account for forfeitures of share-based awards in the period when they occur.  The effect of this election was applied on a modified retrospective basis through a cumulative effect adjustment as of January 1, 2017, that resulted in a decrease to Retained earnings and an increase to Capital in excess of par value of $2 million.  The cumulative effect adjustment to deferred tax assets for excess tax benefits not previously recognized as of the beginning of the period was offset by a corresponding change in valuation allowance, resulting in no cumulative effect adjustment to Retained earnings.  Further, as part of the adoption of this ASU, we have applied its provisions affecting excess tax benefits on a prospective basis in the statement of income and the statement of cash flows, effective January 1, 2017.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In our E&P activities, we engage in crude oil purchase and sale transactions with the same counterparty that are entered into in contemplation of one another for the primary purpose of changing location or quality.  These arrangements are reported net in Sales and other operating revenues in the Statement of Consolidated Income.

Our Midstream segment recognizes revenue from fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, terminaling and loading crude oil and natural gas liquids, transportation of crude oil by rail car and the storage and terminaling of propane when pervasive evidence of an arrangement exists, delivery has occurred or services rendered, price is fixed or determinable, and collectability is reasonably assured.

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

Impairment of Long‑lived Assets:  We review long‑lived assets, including oil and gas fields, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered.  If the carrying amounts of the long-lived assets are not expected to be recovered by estimated undiscounted future net cash flows, the assets are impaired and an impairment loss is recorded.  The amount of impairment is determined based on the estimated fair value of the assets generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market‑based valuation approach, which are Level 3 fair value measurements.  In the case of oil and gas fields, the present value of future net cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes and discounted at a risk-adjusted rate.  The projected production volumes represent reserves, including probable reserves, expected to be produced based on a projected amount of capital expenditures.  The production volumes, prices and timing of production are consistent with internal projections and other externally reported information.  Oil and gas prices used for determining asset impairment will generally differ from those used in the standardized measure of discounted future net cash flows, since the standardized measure requires the use of historical twelve-month average prices.  As a result of the prevailing low crude oil price environment, we tested our oil and gas properties for impairment.  See Note 3, Impairment.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories:  Inventories are valued at the lower of cost or market. Cost is generally determined using average actual costs.

Income Taxes:  Deferred income taxes are determined using the liability method.  We have net operating loss carryforwards or credit carryforwards in multiple jurisdictions and have recorded deferred tax assets for those losses and credits.  Additionally, we have deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities.  Regular assessments are made as to the likelihood of those deferred tax assets being realized.  If, when tested under the relevant accounting standards, it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to be realized.  The accounting standards require the evaluation of all available positive and negative evidence giving weight based on the evidence’s relative objectivity.  In evaluating potential sources of positive evidence, we consider the reversal of taxable temporary differences, taxable income in carryback and carryforward periods, the availability of tax planning strategies, the existence of appreciated assets, estimates of future taxable income, and other factors.  In evaluating potential sources of negative evidence, we consider a cumulative loss in recent years, any history of operating losses or tax credit carryforwards expiring unused, losses expected in early future years, unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years, and carryback or carryforward periods that are so brief that it would limit realization of tax benefits if a significant deductible temporary difference is expected to reverse in a single year.  We assign cumulative historical losses significant weight in the evaluation of realizability relative to more subjective evidence such as forecasts of future income.  In addition, we recognize the financial statement effect of a tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination.  We are no longer indefinitely reinvested with respect to the book in excess of tax basis in the investment in our foreign subsidiaries.  Because of U.S. tax reform we expect that the future reversal of such temporary differences will occur free of material taxation.  We classify interest and penalties associated with uncertain tax positions as income tax expense.  We account for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.

Asset Retirement Obligations:  We have material legal obligations to remove and dismantle long‑lived assets and to restore land or the seabed at certain E&P locations.  We initially recognize a liability for the fair value of legally required asset retirement obligations in the period in which the retirement obligations are incurred, and capitalize the associated asset retirement costs as part of the carrying amount of the long‑lived assets.  In subsequent periods, the liability is accreted, and the asset is depreciated over the useful life of the related asset.  Fair value is determined by applying a credit adjusted risk-free rate to the undiscounted expected future abandonment expenditures, which represent Level 3 inputs in the fair value hierarchy defined under Fair Value Measurements below.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Share-based Compensation:  We account for share-based compensation under the fair value method of accounting.  The fair value of all share‑based compensation is recognized over the service period for the entire award, whether the award was granted with ratable or cliff vesting, net of actual forfeitures.  We estimate the fair value of employee stock options at the date of grant using a Black‑Scholes valuation model, performance share units using a Monte Carlo simulation model, and restricted stock based on the market value of the underlying shares at the date of grant.

Foreign Currency Translation:  The U.S. Dollar is the functional currency (primary currency in which business is conducted) for our foreign operations.  Adjustments resulting from remeasuring monetary assets and liabilities that are denominated in a currency other than the functional currency are recorded in Other, net in the Statement of Consolidated Income.  For our former operations in Norway that did not use the U.S. Dollar as the functional currency, adjustments resulting from translating foreign currency assets and liabilities into U.S. Dollars were recorded in the Consolidated Balance Sheet in a separate component of equity titled Accumulated other comprehensive income (loss) prior to the disposition.  See Note 2, Dispositions.

Maintenance and Repairs:  Maintenance and repairs are expensed as incurred.  Capital improvements are recorded as additions in Property, plant and equipment.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Expenditures:  We accrue and expense the undiscounted environmental costs necessary to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable.  At year‑end 2017, our reserve for estimated remediation liabilities was approximately $80 million.  Environmental expenditures that increase the life or efficiency of property or reduce or prevent future adverse impacts to the environment are capitalized.

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606.  This ASU is effective for us beginning in the first quarter of 2018.  Our analysis of contracts with customers against the requirements of ASC 606 is complete and we have not identified any changes to the timing of revenue recognition based on requirements of the standard that would have a material impact on our consolidated financial statements.  We will adopt ASC 606 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption with a cumulative effect adjustment, if any, recorded to Retained earnings as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases, as a new ASC Topic, ASC 842.  The new standard will require assets and liabilities to be reported on the Consolidated Balance Sheet for all leases with lease terms greater than one year, including leases currently treated as operating leases under the existing standard.  This ASU is effective for us beginning in the first quarter of 2019, with early adoption permitted.  We have developed and are executing a project plan for the implementation of ASC 842 in the first quarter of 2019.  We are progressing our assessment of existing leases and evaluating our disclosure processes with reference to the requirements of the standard.  We continue to assess the impact of the ASU on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business.  This ASU provides a screen that excludes an integrated set of activities and assets from the definition of a business if the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets.  This ASU also clarifies that an integrated set of activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business.  This ASU is effective for us beginning in the first quarter of 2018, with early application permitted.  Application of this ASU is on a prospective basis only when adopted.

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

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities.  This ASU aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements.  In addition, this ASU make certain targeted improvements to simplify the application of the existing hedge accounting guidance.  This ASU is effective for us beginning in the first quarter of 2019, with early application permitted.  We plan to adopt this ASU in the first quarter of 2018 and expect the impact of adoption to our consolidated financial statements to be immaterial.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Dispositions

2017:  We completed the sale of our enhanced oil recovery assets in the Permian Basin in August for proceeds of $597 million, after normal closing adjustments, and recognized a pre-tax gain of $273 million ($280 million attributable to Hess Corporation after income taxes and noncontrolling interest).  This sale transaction included both upstream and midstream assets resulting in an after-tax gain of $314 million allocated to the E&P segment, and an after-tax loss of $34 million allocated to the Midstream segment.  In November, we completed the sale of our interests in Equatorial Guinea for proceeds of $449 million, after normal closing adjustments, which resulted in a pre-tax gain of $486 million ($486 million after income taxes).  In December, we completed the sale of our interests in the Valhall and Hod assets, offshore Norway for proceeds of $2,056 million, after normal closing adjustments, which resulted in a pre-tax loss of $857 million ($857 million after income taxes).  This loss includes a recognition in earnings of $900 million for cumulative translation adjustments that were previously reflected within Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity.  We also sold certain U.S. onshore assets for proceeds totaling approximately $194 million and recognized net pre-tax gains totaling $12 million ($12 million after income taxes).  The 2017 asset sales of higher cost, mature assets will provide funds toward our future development projects in the Stabroek Block, offshore Guyana, where we, and our partners, have discovered significant crude oil and natural gas resources.

Pre-tax income (loss) associated with our interests in Equatorial Guinea and Norway, excluding the financial statement impacts resulting from the asset sales in 2017, were as follows for the three years ended December 31:

	2017	2016	2015
	(In millions)
Equatorial Guinea (a)	$69	$(95)	$(23)
Norway (b)	(55)	(195)	(276)
Income (Loss) from Continuing Operations Before Income Taxes	$14	$(290)	$(299)
(a)	Pre-tax income for 2017 excludes the gain of $486 million related to sale of our assets in November 2017.
(b)

Pre-tax loss for 2017 excludes the loss of $857 million related to sale of our assets in December 2017.  In addition, the 2017 loss excludes a pre-tax impairment charge of $2,503 million associated with the disposition.

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

3.  Impairment

2017:  In the third quarter, we recognized a pre-tax charge of $2,503 million ($550 million after income taxes) to impair the carrying value of our interests in Norway based on an anticipated sale of the asset, which closed in the fourth quarter of 2017.  See Note 2, Dispositions.  In the fourth quarter, we recognized pre-tax impairment charges to reduce the carrying value of our interests in the Stampede Field by $1,095 million ($1,095 million after income taxes), and the Tubular Bells Field by $605 million ($605 million after income taxes) primarily as a result of a lower long-term crude oil price outlook.  The Stampede Field had significant capitalized exploration and appraisal costs that were incurred on a 100% working interest basis on the Pony discovery prior to unitizing into the Stampede project.  The fourth quarter impairment charges were based on a total fair value estimate of approximately $1.1 billion that was determined using internal projected discounted cash flows.  The determination of projected discounted cash flows depended on estimates of oil and gas reserves, future prices, operating costs, capital expenditures, discount rate and timing of future net cash flows.

2016:  We recorded a pre-tax impairment charge of $67 million ($21 million after income taxes and noncontrolling interest) to impair older specification rail cars in our Midstream segment based on estimated salvage values, which approximated fair value.

2015:  We recorded pre-tax goodwill impairment charges totaling $1,483 million ($1,483 million after income taxes) in our E&P segment using multiple valuation methodologies.  For purposes of assessing the fair value of goodwill, we considered internal projected discounted cash flows of producing assets and known development projects, as well as the relative market valuation of similar peer companies using market multiples, and other observable market data.  Goodwill was written down to its implied fair value of zero.  We also recognized an impairment charge of $133 million pre-tax ($83 million

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

after income taxes) relating to our legacy conventional North Dakota assets based on internal projected discounted cash flows.

Each of the valuation methods used in the determination of the impairment charges above represent Level 3 fair value measurements.

4.  Inventories

Inventories at December 31 were as follows:

	2017	2016
	(In millions)
Crude oil and natural gas liquids	$59	$77
Materials and supplies	173	246
Total Inventories	$232	$323

5.  Property, Plant and Equipment

Property, plant and equipment at December 31 were as follows:

	2017	2016
	(In millions)
Exploration and Production
Unproved properties	$520	$710
Proved properties	3,162	4,249
Wells, equipment and related facilities	25,550	38,250
	29,232	43,209
Midstream	3,219	3,598
Corporate and Other	53	100
Total — at cost	32,504	46,907
Less: Reserves for depreciation, depletion, amortization and lease impairment	16,312	23,312
Property, Plant and Equipment — Net	$16,192	$23,595

Capitalized Exploratory Well Costs:  The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31, and the changes therein during the respective years:

	2017	2016	2015
	(In millions)
Balance at January 1	$597	$1,415	$1,416
Additions to capitalized exploratory well costs pending the determination of proved reserves	116	79	424
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(165)	—	(72)
Capitalized exploratory well costs charged to expense	(268)	(897)	(356)
Dispositions and other	24	—	3
Balance at December 31	$304	$597	$1,415
Number of Wells at December 31	12	17	35

Additions to capitalized exploratory well costs primarily related to drilling activity at the Stabroek license offshore Guyana in 2017, 2016 and 2015, and the Gulf of Mexico in 2016 and 2015.  Reclassifications to wells, facilities and equipment based on the determination of proved reserves primarily related to the sanction of the first phase of Liza Field development, offshore Guyana in 2017 and Equatorial Guinea in 2015.

Capitalized exploratory well costs charged to expense include the following:

2017:  In Ghana, at the Hess operated offshore Deepwater Tano/Cape Three Points license (Hess 50% license interest), management determined in the fourth quarter of 2017 that it would not develop the previously discovered fields.  As a result, we recorded a charge of $268 million to write-off previously capitalized exploration wells.  See Note 24, Subsequent Events.

2016:  At the Hess-operated Equus natural gas project, offshore the North West Shelf of Australia in the fourth quarter of 2016, we terminated a joint front-end engineering study with a third-party natural gas liquefaction joint venture and notified the Australian government of our intent to defer the project.  As a result, we expensed all well costs associated with the project, including an exploration well completed in the second quarter of 2016, totaling $830 million.  These properties were

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sold in 2017.  In the second quarter of 2016, we expensed costs associated with two exploration wells at the non-operated Sicily project in the Gulf of Mexico where hydrocarbons were encountered but we decided not to pursue the project due to the low commodity price environment and the limited time remaining on the leases.  We also expensed the cost of an unsuccessful exploration well at the non-operated Melmar project in the Gulf of Mexico, where noncommercial quantities of hydrocarbons were encountered.

2015:  At the Dinarta Block in the Kurdistan Region of Iraq, we expensed an exploration well resulting from our and our partners’ decision to cease further drilling and relinquish the block.  At the Deepwater/Tano Cape Three Points block, offshore Ghana, we expensed well costs primarily related to natural gas discoveries where we were unable to sufficiently progress appraisal negotiations with the regulator.  We also expensed three wells with discovered resources offshore Australia that we determined would not be included in the development concept for the Equus project.

The preceding table excludes exploratory dry hole costs of $167 million in 2016 and $54 million in 2015, which were incurred and subsequently expensed in the same year.

Exploratory well costs capitalized for greater than one year following completion of drilling were $170 million at December 31, 2017, separated by year of completion as follows (in millions):

2016	$—
2015	166
2014	—
2013	4
$170

Gulf of Mexico: Approximately 70% of the capitalized well costs in excess of one year relates to the appraisal of the northern portion of the Shenzi Field (Hess 28% participating interest) in the Gulf of Mexico, where hydrocarbons were encountered in the fourth quarter of 2015.  The operator is conducting appraisal activities on adjacent acreage and is evaluating plans for development of the northern portion of the Shenzi Field.

JDA:  Approximately 20% of the capitalized well costs in excess of one year relates to the JDA in the Gulf of Thailand (Hess 50%) where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18.  The operator is currently conducting subsurface evaluations and pre-development planning to facilitate commercial negotiations with the regulator for an extension of the existing gas sales contract to include development of the western part of the block area.

6.  Goodwill

The changes in the carrying amount of goodwill were as follows:

	Exploration and Production	Midstream	Total
	(In millions)
Balance at December 31, 2016	$—	$375	$375
Dispositions	—	(15)	(15)
Balance at December 31, 2017	$—	$360	$360

The change in the carrying amount of goodwill relates to the sale of our enhanced oil recovery assets in the Permian Basin, including a gas plant and associated CO2 assets.  See Note 2, Dispositions.

7.  Hess Infrastructure Partners LP

On July 1, 2015, we sold a 50% interest in Hess Infrastructure Partners LP (HIP) to Global Infrastructure Partners (GIP) for net cash consideration of approximately $2.6 billion.  HIP and its affiliates primarily comprise our Midstream operating segment which provides fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, transportation of crude oil by rail car, terminaling and loading crude oil and natural gas liquids, and the storage and terminaling of propane, primarily in the Bakken shale play of North Dakota.  The Midstream operating segment currently generates substantially all of its revenues under long-term, fee-based agreements with our E&P operating segment and intends to pursue additional throughput volumes from third-parties in the Williston Basin area.  We operate the Midstream assets and operations, including routine and emergency maintenance and repair services under various operational and administrative services agreements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tariff agreements between our E&P operating segment and the Midstream entities became effective on January 1, 2014 and are 10-year, fee-based commercial agreements, with HIP having the sole option to renew the agreements for an additional 10-year term.  These agreements include minimum volume commitments based on dedicated production, inflation escalators and fee recalculation mechanisms.  The Midstream segment has minimal direct commodity price exposure, and the E&P segment retains ownership of the crude oil, natural gas or natural gas liquids processed, terminaled, stored or transported by the Midstream segment.

We consolidate the activities of HIP, a 50/50 joint venture between Hess Corporation and GIP, which qualifies as a variable interest entity (VIE) under U.S. GAAP.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our 50% ownership, to direct those activities that most significantly impact the economic performance of HIP.  This conclusion was based on a qualitative analysis that considered HIP’s governance structure, the commercial agreements between HIP and us, and the voting rights established between the members, which provide us the ability to control the operations of HIP.

As a result of the sale to GIP in 2015, we recorded an after-tax gain of $763 million in capital in excess of par value and $1,298 million in noncontrolling interest representing GIP’s proportional share of our basis in the net assets of HIP.  The results attributable to GIP’s 50% ownership are reported within Net income (loss) attributable to noncontrolling interests in the Statement of Consolidated Income, while the carrying amount of GIP’s equity is included as Noncontrolling interests in the Consolidated Balance Sheet.

At December 31, 2017, HIP liabilities totaling $1,065 million (2016: $841 million) are on a nonrecourse basis to Hess Corporation, while HIP assets available to settle the obligations of HIP included Cash and cash equivalents totaling $356 million (2016: $2 million) and Property, plant and equipment, net totaling $2,520 million (2016: $2,528 million).

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

9.  Asset Retirement Obligations

The following table describes changes to our asset retirement obligations:

	2017	2016
	(In millions)
Balance at January 1	$2,128	$2,383
Liabilities incurred	62	42
Liabilities settled or disposed of	(1,464)	(196)
Accretion expense	97	117
Revisions of estimated liabilities	(54)	(230)
Foreign currency translation	32	12
Balance at December 31	801	2,128
Less: Current Obligations	48	216
Long-term Obligations at end of period	$753	$1,912

The liabilities settled or disposed of primarily relate to the sale of our interests in Norway and Equatorial Guinea in 2017.  The fair value of sinking fund deposits that are legally restricted for purposes of settling asset retirement obligations, which are reported in non-current Other assets in the Consolidated Balance Sheet, was $118 million at December 31, 2017 (2016: $102 million).

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Debt

Long‑term debt at December 31 consisted of the following:

	2017	2016
	(In millions)
Debt - Hess Corporation:
Fixed-rate public notes:
8.1% due 2019	$349	$349
3.5% due 2024	297	297
4.3% due 2027	991	989
7.9% due 2029	500	499
7.3% due 2031	679	679
7.1% due 2033	596	596
6.0% due 2040	740	740
5.6% due 2041	1,234	1,232
5.8% due 2047	493	493
Total fixed-rate public notes	5,879	5,874
Financing obligations associated with floating production system	118	192
Fair value adjustments - interest rate hedging	—	7
Total Debt - Hess Corporation	$5,997	$6,073

Debt - Midstream
Fixed-rate notes: 5.6% due 2026 - HIP	$785	$—
Term loan A facility - HIP	195	580
Revolving credit facility - HIP	—	153
Revolving credit facility - HESM	—	—
Total Debt - Midstream	$980	$733

Total Long-Term Debt:
Total debt (a)	$6,977	$6,806
Less: Current maturities of long-term debt	580	112
Total Long-Term Debt	$6,397	$6,694
(a)	At December 31, 2017 the fair value of total debt amounted to $7,718 million (2016: $7,548 million).

At December 31, 2017, the maturity profile of total debt was as follows:

	Total	Hess Corporation	Midstream
	(In millions)

2018	$580	$578	$2
2019	51	40	11
2020	15	—	15
2021	16	—	16
2022	151	—	151
Thereafter	6,164	5,379	785
Total debt (excluding interest)	$6,977	$5,997	$980

Debt – Hess Corporation:

Fixed-rate public notes:

At December 31, 2017, Hess Corporation’s fixed-rate public notes had a gross principal amount of $5,938 million (2016: $5,938 million) and a weighted average interest rate of 6.0% (2016: 6.0%).  Our long‑term debt agreements, including the revolving credit facility, contain financial covenants that restrict the amount of total borrowings and secured debt.  The most restrictive of these covenants allow us to borrow up to an additional $3,352 million of secured debt at December 31, 2017.  Capitalized interest was $86 million in 2017 (2016: $61 million; 2015: $45 million).

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2018, we purchased $350 million principal amount of 8.125% notes due 2019.  See Note 24, Subsequent Events.

Credit facility:

In December 2017, the Corporation amended its $4 billion senior syndicated revolving credit facility by extending the facility for one year to January 2021, with a $3.7 billion commitment during the extension period.  Borrowings on the facility will generally bear interest at 1.30% above the London Interbank Offered Rate (LIBOR).  The interest rate will be higher if our credit rating is lowered.  The facility contains a financial covenant that limits the amount of total borrowings on the last day of each fiscal quarter to 60% of the Corporation’s total capitalization, defined as total debt plus stockholders’ equity.  At December 31, 2017, Hess Corporation had no outstanding borrowings or letters of credit issued against the syndicated revolving credit facility and was in compliance with this financial covenant.

Other outstanding letters of credit at December 31 were as follows:

	2017	2016
	(In millions)
Committed lines (a)	$29	$1
Uncommitted lines (a)	217	187
Total (b)	$246	$188
(a)	At December 31, 2017, committed and uncommitted lines have expiration dates through 2018.
(b)	At December 31, 2017, total outstanding letters of credit includes $215 million related to liabilities recorded in the Consolidated Balance Sheet (2016: $161 million).

Debt - Midstream:

Our Midstream segment holds the following non-recourse debt:

Hess Infrastructure Partners (HIP):

In November 2017, HIP issued $800 million of 5.625% senior notes, due in February 2026 and concurrently amended its senior unsecured credit facilities.  HIP used a portion of the proceeds from the note issuance to repay borrowings under HIP’s credit facilities and to fund a distribution to the partners.  The remaining proceeds will be used for general corporate purposes of the joint venture.  Under the amended credit facilities, the 5-year Term Loan A facility was reduced to $200 million and the 5-year syndicated revolving credit facility increased to $600 million from $400 million previously, with the maturity of both facilities extended to November 2022.  The amended facilities are secured by first-priority perfected liens on substantially all of HIP’s and certain of its wholly-owned subsidiaries’ directly owned assets, including its equity interests in certain subsidiaries, subject to customary exclusions.  The 5-year syndicated revolving credit facility is expected to continue to fund the joint venture’s operating activities and capital expenditures.  Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  The interest rate continues to be subject to adjustment based on the joint venture’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If HIP obtains an investment grade credit rating, as defined in the amended credit agreement, pricing levels will be based on the credit ratings in effect from time to time.  The joint venture is subject to customary covenants in the credit agreement that include financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to cash interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.  The amended credit agreement includes a secured leverage ratio test not to exceed 3.75 to 1.00 for so long as the facilities remain secured.  HIP is in compliance with all debt covenants at December 31, 2017, and its financial covenants do not currently impact its ability to issue indebtedness to fund future capital expenditures.

Hess Midstream Partners (the Partnership / HESM):

In 2017, HESM entered into a $300 million 4-year secured syndicated revolving credit facility that can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership.  At December 31, 2017, this facility was undrawn.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Share-based Compensation

We have established and maintain a Long-term Incentive Plan (LTIP), as amended, for the granting of restricted common shares, performance share units (PSUs) and stock options to our employees.  As of December 31, 2017, the total number of authorized common stock under the LTIP, as amended, was 51.5 million shares, of which we have 20.8 million shares available for issuance.  Restricted stock generally vests equally on an annual basis over a three-year term while PSUs generally vest three years from the date of grant.  Restricted common shares are valued based on the prevailing market price of our common stock on the date of grant.  Stock options vest over three years from the date of grant, have a 10‑year term, and the exercise price equals market price on the date of grant.

The number of shares of common stock to be issued under a PSU agreement is based on a comparison of the Corporation’s total shareholder return (TSR) to the TSR of a predetermined group of peer companies over a three‑year performance period ending December 31 of the year prior to settlement of the grant.  Payouts of the performance share awards will range from 0% to 200% of the target awards based on the Corporation’s TSR ranking within the peer group.  Dividend equivalents for the performance period will accrue on performance shares, but will only be paid out on earned shares after the performance period.

Share‑based compensation expense consisted of the following:

	2017	2016	2015
	(In millions)
Restricted stock	$56	$45	$67
Stock options	9	7	5
Performance share units	21	21	25
Share-based compensation expense before income taxes	$86	$73	$97
Income tax benefit on share-based compensation expense	$1	$28	$36

Based on share‑based compensation awards outstanding at December 31, 2017, unearned compensation expense, before income taxes, will be recognized in future years as follows (in millions): 2018—$65, 2019—$34,  and 2020—$5.

Share‑based compensation activity consisted of the following:

	Performance Share Units		Stock Options		Restricted Stock
	Performance Share Units	Weighted - Average Fair Value on Date of Grant	Options	Weighted - Average Exercise Price per Share	Shares of Restricted Common Stock	Weighted - Average Price on Date of Grant
	(In thousands, except per share amounts)
Outstanding at January 1, 2017	1,015	$69.68	6,592	$67.15	3,101	$61.93
Granted	439	52.86	662	51.03	1,216	50.98
Exercised	—	—	(152)	52.75	—	—
Vested	(265)	90.37	—	—	(729)	81.06
Forfeited	(43)	61.23	(620)	56.66	(386)	56.72
Outstanding at December 31, 2017	1,146	$58.78	6,482	$66.84	3,202	$54.04

As of December 31, 2017, there were 6.48 million outstanding stock options (5.22 million exercisable) with a weighted average remaining contractual life of 3.6 years (2.3 years for exercisable options) and an aggregated intrinsic value of $2.2 million ($0.8 million for exercisable options).  The weighted average exercise price for options exercisable at December 31, 2017 was $70.65 per share.

The following weighted average assumptions were utilized to estimate the fair value of stock options:

	2017	2016	2015
Risk free interest rate	2.17%	1.47%	1.77%
Stock price volatility	0.333	0.326	0.312
Dividend yield	1.96%	2.26%	1.34%
Expected life in years	6.0	6.0	6.0
Weighted average fair value per option granted	$14.51	$11.33	$21.00

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following weighted average assumptions were utilized to estimate the fair value of PSU awards:

	2017	2016	2015
Risk free interest rate	1.55%	0.96%	1.02%
Stock price volatility	0.387	0.329	0.270
Contractual term in years	3.0	3.0	3.0
Grant date price of Hess common stock	$51.03	$44.31	$74.49

The risk-free interest rate is based on the vesting period of the award and is obtained from published sources.  The stock price volatility is determined from the historical stock prices of the peer group using the vesting period.  The contractual term is equivalent to the vesting period.

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

The following table summarizes the benefit obligations, the fair value of plan assets, and the funded status of our pension and postretirement medical plans:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2017	2016	2017	2016	2017	2016
	(In millions)
Change In Benefit Obligation
Balance at January 1	$2,560	$2,321	$256	$259	$84	$98
Service cost	36	44	13	16	4	4
Interest cost	93	98	9	9	3	3
Actuarial loss (gain) (a)	138	162	10	(5)	3	(13)
Benefit payments (b)	(113)	(132)	(39)	(23)	(7)	(8)
Plan curtailments	(3)	(2)	—	—	—	—
Special termination benefits	—	1	—	—	—	—
Assumption of HOVENSA pension plan	—	151	—	—	—	—
Foreign currency exchange rate changes	54	(83)	—	—	—	—
Balance at December 31	2,765	2,560	249	256	87	84
Change In Fair Value of Plan Assets
Balance at January 1	$2,284	$2,206	$—	$—	$—	$—
Actual return on plan assets	351	153	—	—	—	—
Employer contributions	158	26	39	23	7	8
Benefit payments (b)	(113)	(132)	(39)	(23)	(7)	(8)
Assumption of HOVENSA pension plan	—	126	—	—	—	—
Foreign currency exchange rate changes	52	(95)	—	—	—	—
Balance at December 31	2,732	2,284	—	—	—	—
Funded Status (Plan assets greater (less) than benefit obligations) at December 31	$(33)	$(276)	$(249)	$(256)	$(87)	$(84)
Unrecognized Net Actuarial (Gains) Losses	$789	$895	$84	$93	$(10)	$(13)
(a)	The change in discount rate in 2017 resulted in total actuarial losses of approximately $170 million (2016: $175 million).
(b)	Benefit payments include lump-sum settlement payments of $57 million in 2017 (2016: $65 million).

  Amounts recognized in the Consolidated Balance Sheet at December 31 consisted of the following:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2017	2016	2017	2016	2017	2016
	(In millions)
Pension asset / (accrued benefit liability)	$(33)	$(276)	$(249)	$(256)	$(87)	$(84)
Accumulated other comprehensive loss, pre-tax (a)	789	895	84	93	(10)	(13)
(a)	The after‑tax deficit reflected in Accumulated other comprehensive income (loss) was $548 million at December 31, 2017 (2016: $660 million deficit).

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, the accumulated benefit obligation for the funded and unfunded defined benefit pension plans was $2,679 million and $190 million, respectively (2016: $2,471 million and $203 million, respectively).

The net periodic benefit cost for funded and unfunded pension plans, and the postretirement medical plan, is as follows:

	Pension Plans			Postretirement Medical Plan
	2017	2016	2015	2017	2016	2015
	(In millions)
Service cost	$49	$60	$67	$4	$4	$4
Interest cost	102	107	102	3	3	3
Expected return on plan assets	(168)	(166)	(168)	—	—	—
Amortization of unrecognized net actuarial losses	58	60	75	—	—	—
Settlement loss	19	—	17	—	—	—
Special termination benefit recognized	—	1	1	—	—	—
Net Periodic Benefit Cost	$60	$62	$94	$7	$7	$7

For our pension and postretirement medical plans in 2018, service cost is estimated to be approximately $55 million, interest cost is estimated to be approximately $90 million, amortization of unrecognized net actuarial losses is estimated to be approximately $50 million, and the estimated expected return on plan assets is estimated to be approximately $195 million.

The weighted average actuarial assumptions used for funded and unfunded pension plans were as follows:

	2017	2016	2015
Weighted Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	3.3%	3.7%	4.1%
Rate of compensation increase	4.5%	4.6%	4.5%
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	3.7%	4.1%	3.8%
Expected return on plan assets	7.3%	7.4%	7.5%
Rate of compensation increase	4.6%	4.5%	5.0%

The actuarial assumptions used for postretirement medical plan, as follows:

	2017	2016	2015
Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	3.2%	3.5%	3.5%
Initial health care trend rate	7.3%	7.7%	6.7%
Ultimate trend rate	4.5%	4.5%	4.5%
Year in which ultimate trend rate is reached	2038	2038	2038

The assumptions used to determine net periodic benefit cost for each year were established at the end of each previous year while the assumptions used to determine benefit obligations were established at each year‑end.  The net periodic benefit cost and the actuarial present value of benefit obligations are based on actuarial assumptions that are reviewed on an annual basis.  The discount rate is developed based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations.  Beginning in 2018, the Corporation has elected to use a split discount rate approach for all of its retirement plans.  This involves the continued use of a single weighted-average discount rate in the calculation of the projected benefit obligation, and separate discount rates for each projected benefit payment in the calculation of service cost and interest cost.  In contrast, historically, a single weighted-average discount rate was used in both the calculation of the projected benefit obligation, and service cost and interest cost.  This change, which is expected to decrease service cost and interest cost in 2018 by approximately $12 million before income taxes, is a change in accounting estimate that will be applied prospectively.

The overall expected return on plan assets is developed from the expected future returns for each asset category, weighted by the target allocation of pension assets to that asset category.  The future expected return assumptions for individual asset categories are largely based on inputs from various investment experts regarding their future return expectations for particular asset categories.

Our investment strategy is to maximize long‑term returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes.  Asset classes and target allocations are determined by our investment committee and include domestic and foreign equities, fixed income, and other investments, including hedge funds, real estate and private equity.  Investment managers are prohibited from investing in securities issued by us unless indirectly held as part of an index

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

strategy.  The majority of plan assets are highly liquid, providing ample liquidity for benefit payment requirements.  The current target allocations for plan assets are 50% equity securities, 25% fixed income securities (including cash and short‑term investment funds) and 25% to all other types of investments.  Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.

The following tables provide the fair value of the financial assets of the funded pension plans as of December 31, 2017 and 2016 in accordance with the fair value measurement hierarchy described in Note 1, Nature of Operations, Basis of Presentation and Summary of Accounting Policies.

	Level 1	Level 2	Level 3	Total
	(In millions)
December 31, 2017
Cash and Short-Term Investment Funds	$32	$69	$—	$101
Equities:
U.S. equities (domestic)	789	—	—	789
International equities (non-U.S.)	104	330	—	434
Global equities (domestic and non-U.S.)	2	238	—	240
Fixed Income:
Treasury and government issued (a)	—	271	—	271
Government related (b)	—	34	1	35
Mortgage-backed securities (c)	—	166	—	166
Corporate	—	188	—	188
Other:
Hedge funds	—	—	187	187
Private equity funds	—	—	140	140
Real estate funds	63	—	94	157
Diversified commodities funds	—	24	—	24
	$990	$1,320	$422	$2,732
December 31, 2016
Cash and Short-Term Investment Funds	$9	$79	$—	$88
Equities:
U.S. equities (domestic)	550	—	—	550
International equities (non-U.S.)	160	275	—	435
Global equities (domestic and non-U.S.)	2	197	—	199
Fixed Income:
Treasury and government issued (a)	—	202	—	202
Government related (b)	—	38	—	38
Mortgage-backed securities (c)	—	164	2	166
Corporate	1	186	—	187
Other:
Hedge funds	—	—	209	209
Private equity funds	—	—	126	126
Real estate funds	10	—	52	62
Diversified commodities funds	—	22	—	22
	$732	$1,163	$389	$2,284
(a)	Includes securities issued and guaranteed by U.S. and non‑U.S. governments.
(b)	Primarily consists of securities issued by governmental agencies and municipalities.
(c)	Comprised of U.S. residential and commercial mortgage-backed securities.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables provide changes in financial assets that are measured at fair value based on Level 3 inputs that are held by institutional funds classified as:

			Private	Real
	Fixed	Hedge	Equity	Estate
	Income	Funds	Funds	Funds	Total
	(In millions)
Balance at January 1, 2016	$3	$216	$122	$52	$393
Actual return on plan assets	—	(7)	5	7	5
Purchases, sales or other settlements	(1)	—	(1)	(7)	(9)
Net transfers in (out) of Level 3	—	—	—	—	—
Balance at December 31, 2016	2	209	126	52	389
Actual return on plan assets	—	3	18	11	32
Purchases, sales or other settlements	—	(25)	(4)	31	2
Net transfers in (out) of Level 3	(1)	—	—	—	(1)
Balance at December 31, 2017	$1	$187	$140	$94	$422

We expect to contribute approximately $44 million to our funded pension plans in 2018.

Estimated future benefit payments by the funded and unfunded pension plans, and the postretirement medical plan, which reflect expected future service, are as follows (in millions):

2018	$127
2019	142
2020	142
2021	141
2022	145
Years 2023 to 2027	748

We also have several defined contribution plans for certain eligible employees.  Employees may contribute a portion of their compensation to these plans and we match a portion of the employee contributions.  We recorded expense of $22 million in 2017 for contributions to these plans (2016: $25 million; 2015: $28 million).

13.  Exit and Disposal Costs

In 2017, we incurred severance expense of $18 million (2016: $55 million; 2015: $13 million) and paid accrued severance costs of $48 million (2016: $52 million; 2015: $57 million).  The severance expenses in 2017 resulted from certain asset disposals, as detailed in Note 2, Dispositions.  In 2016 and 2015, severance charges related to a realignment of our organization structure communicated in November 2016 and a divestiture program announced in 2013, respectively.  Severance charges were based on amounts incurred under ongoing severance arrangements or other statutory requirements, plus amounts earned under enhanced benefit arrangements.  We recognized the expense associated with the enhanced benefits ratably over the estimated service period required for the employee to earn the benefit upon termination.

In 2017, we incurred other facility and exit related costs of $14 million (2016: $-; 2015: $15 million) and settled $3 millions of these costs (2016: $2 million; 2015: $21 million).  The facility and other exit costs related to charges associated with the cessation of use of certain leased office space and contract terminations.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, we had accrued liabilities for severance costs of $6 million (2016: $36 million) and accrued liabilities for exit costs of $28 million (2016: $17 million).  Of the accrued liabilities at December 31, 2017, all severance costs are expected to be paid in 2018 and the exit costs will be paid over the next several years.

14.  Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of:

	2017	2016	2015
	(In millions)
United States
Federal
Current	$(23)	$(27)	$(7)
Deferred taxes and other accruals	(6)	1,948	(995)
State	—	23	(61)
	(29)	1,944	(1,063)
Foreign
Current	179	36	4
Deferred taxes and other accruals	(1,987)	235	(231)
	(1,808)	271	(227)
Total	(1,837)	2,215	(1,290)
Adjustment of deferred taxes for foreign income tax law changes	—	7	(9)
Total Provision (Benefit) For Income Taxes (a)	$(1,837)	$2,222	$(1,299)
(a)	Includes charges of $3,749 million in 2016 to establish valuation allowances on net deferred tax assets.

Income (loss) from continuing operations before income taxes consisted of the following:

	2017	2016	2015
	(In millions)
United States (a)	$(2,784)	$(2,431)	$(2,728)
Foreign	(2,994)	(1,423)	(1,530)
Total Income (Loss) from Continuing Operations Before Income Taxes	$(5,778)	$(3,854)	$(4,258)
(a)	Includes substantially all of our interest expense, corporate expense and the results of commodity hedging activities.

The components of deferred tax liabilities and deferred tax assets at December 31 were as follows:

	2017	2016
	(In millions)
Deferred Tax Liabilities
Property, plant and equipment and investments	$(629)	$(3,810)
Other	(24)	(255)
Total Deferred Tax Liabilities	(653)	(4,065)
Deferred Tax Assets
Net operating loss carryforwards	4,029	5,767
Tax credit carryforwards	138	164
Property, plant and equipment and investments	746	834
Accrued compensation, deferred credits and other liabilities	283	526
Asset retirement obligations	212	1,077
Other	36	62
Total Deferred Tax Assets	5,444	8,430
Valuation allowances	(5,199)	(5,450)
Total deferred tax assets, net of valuation allowances	245	2,980
Net Deferred Tax Assets (Liabilities)	$(408)	$(1,085)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, we have recognized a gross deferred tax asset related to net operating loss carryforwards of $4,029 million before application of valuation allowances.  The deferred tax asset is comprised of $1,386 million attributable to foreign net operating losses which begin to expire in 2024, $2,180 million attributable to U.S. federal operating losses a portion of which begin to expire in 2028, and the majority of which begin to expire in 2034, and $463 million attributable to losses in various U.S. states which began to expire in 2018.  The deferred tax asset attributable to foreign net operating losses, net of valuation allowances, is $9 million.  A full valuation allowance is established against the deferred tax asset attributable to U.S. federal and state net operating losses.  At December 31, 2017, we have U.S. federal, U.S. state and foreign alternative minimum tax credit carryforwards of $53 million, which can be carried forward indefinitely, and approximately $15 million of other business credit carryforwards.  The deferred tax asset attributable to these credits, net of valuation allowances, is $4 million. A full valuation allowance is established against our foreign tax credit carryforwards of $70 million, which begin to expire in 2018.

As of December 31, 2017, the Balance Sheet reflects a $5,199 million valuation allowance against the net deferred tax assets for multiple jurisdictions based on application of the relevant accounting standards.  Hess continues to maintain a full valuation allowance against its deferred tax assets in the U.S., Denmark (hydrocarbon tax only), Malaysia, and Guyana. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets.  The cumulative loss incurred over the three-year period ending December 31, 2017 constitutes significant objective negative evidence.  Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence.

The enactment of U.S. federal tax reform, commonly referred to as the U.S. Tax Cuts and Jobs Act (“Act”), provided for broad changes to the taxation of both domestic and foreign operations.  The provisions of the Act, including its extensive transition rules, are complex and interpretive guidance continues to develop.  Final application of the Act to our operations and financial results may differ from that for which we have provisionally provided as of December 31, 2017.  Changes could arise as regulatory and interpretive action continues to clarify aspects of the Act and as changes are made to estimates that the Corporation has utilized in calculating the transition impacts.  No U.S. federal tax has been accrued on the deemed repatriation of unremitted earnings of our foreign subsidiaries.  A decrease in the U.S. federal corporate tax rate to 21% from 35% resulted in a $1,476 million reduction to our U.S. federal net deferred tax asset as of December 31, 2017, with a corresponding reduction in the previously established U.S. valuation allowance.  A deferred tax liability of $110 million no longer meets the recognition criteria with the transition to a territorial regime for U.S. taxation of foreign earnings and has been derecognized, with a corresponding adjustment to the valuation allowance against the U.S. federal net deferred tax asset.  Under the transition rules related to the repeal of the alternative minimum tax regime, an alternative minimum tax credit carryforward of $4 million will be refundable if not used to offset regular tax liability.  The previously established valuation allowance against this credit carryforward has been released.  Consequently, these tax law changes resulted in a net $4 million increase to net deferred tax asset on the balance sheet and benefit to deferred tax expense.

In the Consolidated Balance Sheet, deferred tax assets and liabilities are netted by taxing jurisdiction and are recorded at December 31 as follows:

	2017	2016
	(In millions)
Deferred income taxes (long-term asset)	$21	$59
Deferred income taxes (long-term liability)	(429)	(1,144)
Net Deferred Tax Assets (Liabilities)	$(408)	$(1,085)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between our effective income tax rate from continuing operations and the U.S. statutory rate is reconciled below:

	2017	2016	2015
U.S. statutory rate	35.0%	35.0%	35.0%
Effect of foreign operations (a)	17.4	4.6	5.9
State income taxes, net of Federal income tax	—	1.9	0.9
Change in enacted tax laws (b)	(23.6)	(0.2)	0.2
Valuation allowance adjustment with tax law change (b)	23.6	—	—
Rate differential on U.S. impairment	(4.1)	—	—
Gains on asset sales, net	(2.2)	—	(0.2)
Impairment	—	(2.1)	(12.2)
Valuation allowance on current year operations	(14.9)	—	—
Valuation allowance against previously benefitted deferred tax assets	0.1	(97.3)	(3.1)
Benefit of legal entity restructuring	—	—	3.5
Other	0.5	0.4	0.5
Total	31.8%	(57.7)%	30.5%
(a)	The variance in effective income tax rates attributable to the effect of foreign operations primarily resulted from the mix of income among high and low tax rate jurisdictions.
(b)

The enactment of the U.S. Tax Cuts and Jobs Act provided for a decrease in the corporate tax rate to 21% from 35% and a change to a territorial tax regime, resulting in a net $1,366 million reduction to our U.S. net deferred tax asset as of December 31, 2017, with a corresponding reduction in the previously established U.S. valuation allowance.

Below is a reconciliation of the gross beginning and ending amounts of unrecognized tax benefits:

	2017	2016	2015
	(In millions)
Balance at January 1	$424	$604	$603
Additions based on tax positions taken in the current year	14	19	19
Additions based on tax positions of prior years	4	113	29
Reductions based on tax positions of prior years	(147)	(274)	(31)
Reductions due to settlements with taxing authorities	(85)	(27)	(12)
Reductions due to lapses in statutes of limitation	(5)	(11)	(4)
Balance at December 31	$205	$424	$604

The December 31, 2017 balance of unrecognized tax benefits includes $30 million (2016: $233 million) that, if recognized, would impact our effective income tax rate.  Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease between $58 million and $139 million due to settlements with taxing authorities or other resolutions, as well as lapses in statutes of limitation.  At December 31, 2017, our accrued interest and penalties related to unrecognized tax benefits is $23 million (2016: $29 million).

We are no longer indefinitely reinvested with respect to the book in excess of tax basis in the investment in our foreign subsidiaries.  Because of U.S. tax reform we expect that the future reversal of such temporary differences will occur free of material taxation.

We file income tax returns in the U.S. and various foreign jurisdictions.  We are no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2005.

15.  Discontinued Operations

Discontinued operations in the Statement of Consolidated Income and the Statement of Consolidated Cash Flows reflects the results of our ownership in an energy trading partnership through the date of disposal in February 2015, which was part of our former Marketing and Refining segment.

16.  Common and Preferred Stock Issuance

In February 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock (Convertible Preferred Stock), par value $1 per share, with a liquidation preference of $1,000 per share, for total net proceeds of approximately $1.6 billion after deducting underwriting discounts, commissions, and offering expenses.  The dividends on the Convertible Preferred Stock are payable on a cumulative basis.  Unless converted earlier, each share of Convertible Preferred Stock will automatically convert into between 21.822 shares

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 25.642 shares of our common stock based on the average share price over a period of twenty consecutive trading days ending prior to February 1, 2019 (the “Final Average Price”), subject to anti-dilution adjustments.  See Note 17, Outstanding and Weighted Average Common Shares.

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

17.  Outstanding and Weighted Average Common Shares

The following table provides the changes in our outstanding common shares:

	2017	2016	2015
	(In millions)
Balance at January 1	316.5	286.0	285.8
Shares issued	—	28.8	—
Activity related to restricted stock awards, net	0.8	1.1	0.8
Stock options exercised	0.2	0.2	0.2
PSU vested	0.2	0.4	0.6
Shares repurchased (a)	(2.6)	—	(1.4)
Balance at December 31	315.1	316.5	286.0
(a)	See Note 18, Share Repurchase Plan.

The following table presents the calculation of basic and diluted earnings per share:

	2017	2016	2015
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation Common Stockholders:
Income (loss) from continuing operations, net of income taxes	$(3,941)	$(6,076)	$(2,959)
Less: Net income (loss) attributable to noncontrolling interests	133	56	49
Net income (loss) from continuing operations attributable to Hess Corporation	(4,074)	(6,132)	(3,008)
Less: Preferred stock dividends	46	41	—
Net income (loss) from continuing operations attributable to Hess Corporation Common Stockholders	(4,120)	(6,173)	(3,008)
Income (loss) from discontinued operations, net of income taxes	—	—	(48)
Net income (loss) attributable to Hess Corporation Common Stockholders	$(4,120)	$(6,173)	$(3,056)

Weighted Average Number of Common Shares Outstanding:
Basic	314.1	309.9	283.6
Effect of dilutive securities
Restricted common stock	—	—	—
Stock options	—	—	—
Performance share units	—	—	—
Mandatory Convertible Preferred stock	—	—	—
Diluted	314.1	309.9	283.6

Net Income (Loss) Attributable to Hess Corporation per Common Share:
Basic:
Continuing operations	$(13.12)	$(19.92)	$(10.61)
Discontinued operations	—	—	(0.17)
Net income (loss) per common share	$(13.12)	$(19.92)	$(10.78)
Diluted:
Continuing operations	$(13.12)	$(19.92)	$(10.61)
Discontinued operations	—	—	(0.17)
Net income (loss) per common share	$(13.12)	$(19.92)	$(10.78)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	2017	2016	2015
Antidilutive shares:	(In millions)
Restricted common stock	3.3	3.3	2.9
Stock options	6.4	6.9	6.9
Performance share units	0.6	0.9	1.0
Common shares from conversion of preferred stock	12.8	11.2	—

In 2017, 2016 and 2015, cash dividends declared on common stock totaled $1.00 per share ($0.25 per quarter).

18.  Share Repurchase Plan

In March 2013, our Board of Directors authorized the repurchase of up to $4.0 billion in aggregate purchase price of our common stock.  In May 2014, the Board of Directors approved an increase in the program to $6.5 billion.  Repurchases under this program to date have been as follows:

	2017	2016	2015	To Date
	(In millions, except per share amounts)
Total cost of shares repurchased	$120	$—	$91	$5,471
Total number of shares repurchased	2.63	—	1.45	66.74
Average cost per share (including transaction fees)	$45.67	$—	$62.76	$81.96

As of December 31, 2017, we are authorized, but not required, to purchase additional common stock up to a value of $1.03 billion.  In 2018, we plan to repurchase approximately $380 million of common stock.

19.  Supplementary Cash Flow Information

The following information supplements the Statement of Consolidated Cash Flows:

	2017	2016	2015
	(In millions)
Cash Flows From Operating Activities
Interest paid	$(314)	$(338)	$(331)
Net income taxes (paid) refunded	(210)	132	(140)

Cash Flows From Investing Activities
Capital expenditures incurred - E&P	$(1,852)	$(1,638)	$(3,749)
Increase (decrease) in related liabilities	64	(336)	(203)
Additions to property, plant and equipment - E&P	$(1,788)	$(1,974)	$(3,952)

Capital expenditures incurred - Midstream	$(121)	$(283)	$(300)
Increase (decrease) in related liabilities	(28)	6	(69)
Additions to property, plant and equipment - Midstream	$(149)	$(277)	$(369)

Cash Flows From Financing Activities
Contribution from formation of Midstream joint venture	—	—	2,628
Distributions to noncontrolling interests	(243)	(23)	(332)
Noncontrolling interests, net related to Continuing operations	$(243)	(23)	2,296

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.  Leased Assets

We and certain of our subsidiaries lease drilling rigs, office space and other assets for varying periods under contractual obligations accounted for as operating leases.  Operating lease expenses for drilling rigs used to drill development wells and successful exploration wells are capitalized.  At December 31, 2017, future minimum rental payments applicable to non‑cancelable operating leases with remaining terms of one year or more (other than oil and gas property leases) are as follows (in millions):

2018	$387
2019	376
2020	130
2021	71
2022	70
Remaining years	276
Total Minimum Lease Payments	1,310
Less: Income from subleases	99
Net Minimum Lease Payments	$1,211

Rental expense was as follows:

	2017	2016	2015
	(In millions)
Total rental expense	$123	$106	$167
Less: Income from subleases	10	5	10
Net Rental Expense	$113	$101	$157

21.  Guarantees, Contingencies and Commitments

Guarantees and Contingencies

At December 31, 2017, we have $31 million in letters of credit for which we are contingently liable.  In addition, we are subject to loss contingencies with respect to various claims, lawsuits and other proceedings.  A liability is recognized in our consolidated financial statements when it is probable that a loss has been incurred and the amount can be reasonably estimated.  If the risk of loss is probable, but the amount cannot be reasonably estimated or the risk of loss is only reasonably possible, a liability is not accrued; however, we disclose the nature of those contingencies.  We cannot predict with certainty if, how or when existing claims, lawsuits and proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages.  Numerous issues may need to be resolved, including through lengthy discovery, conciliation and/or arbitration proceedings, or litigation before a loss or range of loss can be reasonably estimated.  Subject to the foregoing, in management’s opinion, based upon currently known facts and circumstances, the outcome of such lawsuits, claims and proceedings, including the matters described below, is not expected to have a material adverse effect on our financial condition.  However, we could incur judgments, enter into settlements, or revise our opinion regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and our cash flows in the period in which the amounts are paid.

We, along with many companies that have been or continue to be engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline.  A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us.  The principal allegation in all cases was that gasoline containing MTBE is a defective product and that these parties are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE.  The majority of the cases asserted against us have been settled.  There are four remaining active cases, filed by Pennsylvania, Vermont, Rhode Island, and Maryland.  In June 2014, the Commonwealth of Pennsylvania and the State of Vermont each filed independent lawsuits alleging that we and all major oil companies with operations in each respective state, have damaged the groundwater in those states by introducing thereto gasoline with MTBE.  The Pennsylvania suit has been removed to Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York.  The suit filed in Vermont is proceeding there in a state court.  In September 2016, the State of Rhode Island also filed a lawsuit alleging that we and other major oil companies damaged the groundwater in Rhode Island by introducing thereto gasoline with MTBE.  The suit filed in Rhode Island is proceeding in Federal court.  In December 2017, the State of Maryland filed a lawsuit alleging that we and other

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

major oil companies damaged the groundwater in Maryland by introducing thereto gasoline with MTBE.  The suit filed in Maryland was filed in state court, but has not been served to date.

In September 2003, we received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the Lower Passaic River.  The NJDEP is also seeking natural resource damages.  The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned.  We and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination; this work remains ongoing.  We and other parties settled a cost recovery claim by the State of New Jersey and also agreed with EPA to fund remediation of a portion of the site.  On March 4, 2016, the EPA issued a Record of Decision (ROD) in respect of the lower eight miles of the Lower Passaic River, selecting a remedy that includes bank-to-bank dredging at an estimated cost of $1.38 billion.  The ROD does not address the upper nine miles of the Lower Passaic River or the Newark Bay, which may require additional remedial action.  In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River.  Given that the EPA has not selected a remedy for the entirety of the Lower Passaic River or the Newark Bay, total remedial costs cannot be reliably estimated at this time.  Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because there are numerous other parties who we expect will share in the cost of remediation and damages and our former terminal did not store or use contaminants which are of the greatest concern in the river sediments and could not have contributed contamination along most of the river’s length.

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

On September 28, 2017, we received a general notice letter and offer to settle from the U.S. Environmental Protection Agency relating to Superfund claims for the Ector Drum, Inc.  Superfund Site in Odessa, TX.  The EPA and Texas Commission on Environmental Quality (TCEQ) took clean-up and response action at the site commencing in 2014 and concluded in December 2015.  The site was determined to have improperly stored industrial waste, including drums with oily liquids.  The total clean-up cost incurred by the EPA was approximately $3.5 million.  We were invited to negotiate a voluntary settlement for our purported share of the clean-up costs.  Our share, if any, is undetermined.

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

Subject to the foregoing, in management’s opinion, based upon currently known facts and circumstances, the outcome of the aforementioned proceedings are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Unconditional Purchase Obligations and Commitments

The following table shows aggregate information for certain unconditional purchase obligations and commitments at December 31, 2017, which are not included elsewhere within these Consolidated Financial Statements:

		Payments Due by Period
			2019 and	2021 and
	Total	2018	2020	2022	Thereafter
	(In millions)
Capital expenditures	$1,260	$563	$531	$166	$—
Operating expenses	412	230	121	39	22
Transportation and related contracts	1,221	210	390	374	247

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.  Segment Information

We currently have two operating segments, Exploration and Production (E&P) and Midstream.  The E&P operating segment explores for, develops, produces, purchases and sells crude oil, natural gas liquids and natural gas.  Production operations over the three years ended December 31, 2017 were primarily in the United States (U.S.), Denmark, the JDA and Malaysia, and from divested assets, including Equatorial Guinea and Norway. The Midstream operating segment provides fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of natural gas liquids, transportation of crude oil by rail car, terminaling and loading crude oil and natural gas liquids, and the storage and terminaling of propane, primarily in the Bakken shale play of North Dakota.  All unallocated costs are reflected under Corporate, Interest and Other.

The following table presents operating segment financial data for continuing operations (in millions):

2017	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

Operating Revenues - Third-parties	$5,460	$6	$—	$—	$5,466
Intersegment Revenues	—	611	—	(611)	—
Operating Revenues	$5,460	$617	$—	$(611)	$5,466

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(3,653)	$42	$(463)	$—	$(4,074)
Interest Expense	—	26	299	—	325
Depreciation, Depletion and Amortization	2,736	123	24	—	2,883
Impairment	4,203	—	—	—	4,203
Provision (Benefit) for Income Taxes (a)	(1,842)	31	(26)	—	(1,837)
Investment in Affiliates	134	—	—	—	134
Identifiable Assets	15,613	3,329	4,170	—	23,112
Capital Expenditures	1,852	121	—	—	1,973

2016

Operating Revenues - Third-parties	$4,755	$7	$—	$—	$4,762
Intersegment Revenues	—	562	—	(562)	—
Operating Revenues	$4,755	$569	$—	$(562)	$4,762

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(4,964)	$42	$(1,210)	$—	$(6,132)
Interest Expense	—	19	319	—	338
Depreciation, Depletion and Amortization	3,113	121	10	—	3,244
Impairment	—	67	—	—	67
Provision (Benefit) for Income Taxes	1,587	26	609	—	2,222
Investment in Affiliates	146	—	—	—	146
Identifiable Assets	22,856	3,165	2,600	—	28,621
Capital Expenditures	1,638	283	—	—	1,921

2015

Operating Revenues - Third-parties	$6,627	$9	$—	$—	$6,636
Intersegment Revenues	—	625	—	(625)	—
Operating Revenues	$6,627	$634	$—	$(625)	$6,636

Net Income (Loss) from Continuing Operations Attributable to Hess Corporation	$(2,727)	$96	$(377)	$—	$(3,008)
Interest Expense	—	10	331	—	341
Depreciation, Depletion and Amortization	3,833	107	15	—	3,955
Impairment	1,616	—	—	—	1,616
Provision (Benefit) for Income Taxes	(1,117)	58	(240)	—	(1,299)
Capital Expenditures	3,749	300	—	—	4,049

(a)

The provision for income taxes in the Midstream segment in 2017 is presented before consolidating its operations with other U.S. activities of the Company and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact is presented in the E&P segment.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents financial information by major geographic area:

	United States	Europe	Africa	Asia and Other Countries	Corporate, Interest and other	Total
	(In millions)
2017
Operating revenues	$3,692	$629	$675	$470	$—	$5,466
Net income (loss) from continuing operations attributable to Hess Corporation	(2,433)	(1,383)	259	(54)	(463)	(4,074)
Depreciation, depletion and amortization	1,942	381	263	273	24	2,883
Impairment	1,700	2,503	—	—	—	4,203
Provision (benefit) for income taxes	—	(1,999)	197	(9)	(26)	(1,837)
Identifiable assets	13,640	1,024	428	3,850	4,170	23,112
Property, plant and equipment (net)	11,894	946	365	2,964	23	16,192
Capital expenditures	1,387	141	30	415	—	1,973
2016
Operating revenues	$3,085	$610	$601	$466	$—	$4,762
Net income (loss) from continuing operations attributable to Hess Corporation	(2,353)	(439)	(355)	(1,775)	(1,210)	(6,132)
Depreciation, depletion and amortization	2,133	502	375	224	10	3,244
Impairment	67	—	—	—	—	67
Provision (benefit) for income taxes	411	243	244	715	609	2,222
Identifiable assets	16,096	5,180	1,507	3,238	2,600	28,621
Property, plant and equipment (net) (a)	14,596	4,907	1,266	2,779	47	23,595
Capital expenditures	1,400	59	10	452	—	1,921
2015
Operating revenues	$4,150	$870	$945	$671	$—	$6,636
Net income (loss) from continuing operations attributable to Hess Corporation	(1,834)	(408)	(274)	(115)	(377)	(3,008)
Depreciation, depletion and amortization	2,449	635	539	317	15	3,955
Impairment	986	279	100	251	—	1,616
Provision (benefit) for income taxes	(522)	(84)	(48)	(405)	(240)	(1,299)
Capital expenditures	2,727	297	160	865	—	4,049
(a)	Of the total Europe, Property, plant and equipment (net), Norway represented $3,893 million in 2016.

23.  Financial Risk Management Activities

In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  In the disclosures that follow, corporate financial risk management activities refer to the mitigation of these risks through hedging activities.  We maintain a control environment for all of our financial risk management activities under the direction of our Chief Risk Officer.  Our Treasury department is responsible for administering foreign exchange rate and interest rate hedging programs using similar controls and processes, where applicable.  Hedging strategies are reviewed annually by the Audit Committee of the Board of Directors.

Corporate Financial Risk Management Activities: Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produced or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct the business with the intent of reducing exposure to foreign currency fluctuations.  At December 31, 2017, these forward contracts relate to the British Pound.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates and, in the case of certain long-term debt relating to our Midstream operating segment, from floating to fixed rates.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross notional amounts of financial risk management derivative contracts outstanding at December 31, were as follows:

	2017	2016
	(In millions)
Commodity - crude oil (millions of barrels)	42	—
Foreign exchange	$52	$785
Interest rate swaps	$450	$350

At December 31, 2017, we have outstanding West Texas Intermediate (WTI) crude oil collar contracts with a notional amount of 115,000 bopd for 2018 with an average monthly floor price of $50 per barrel and an average monthly ceiling price of $65 per barrel.  Contracts with a notional amount of 90,000 bopd are designated as cash flow hedges, while 25,000 bopd were de-designated as cash flow hedges following the shutdown of a third-party operated offshore platform as a result of a fire in the fourth quarter of 2017.

The table below reflects the gross and net fair values of the risk management derivative instruments, all of which are based on Level 2 inputs:

	Assets	Liabilities
	(In millions)
December 31, 2017
Derivative Contracts Designated as Hedging Instruments
Commodity - Accounts payable	$—	$(7)
Interest rate - Other assets (noncurrent) and Accounts payable	—	(4)
Total derivative contracts designated as hedging instruments	—	(11)
Derivative Contracts Not Designated as Hedging Instruments
Commodity - Accounts payable	—	(2)
Foreign exchange	1	—
Total derivative contracts not designated as hedging instruments	1	(2)
Gross fair value of derivative contracts	1	(13)
Net Fair Value of Derivative Contracts	$1	$(13)

December 31, 2016
Derivative Contracts Designated as Hedging Instruments
Interest rate	$—	$—
Total derivative contracts designated as hedging instruments	—	—
Derivative Contracts Not Designated as Hedging Instruments
Foreign exchange - Accounts receivable and Accrued liabilities	9	(1)
Total derivative contracts not designated as hedging instruments	9	(1)
Gross fair value of derivative contracts	9	(1)
Master netting arrangements	(1)	1
Net Fair Value of Derivative Contracts	$8	$—

Income statement impact of derivative contracts designated as hedging instruments:

Crude oil collars: In 2017, crude oil price hedging contracts decreased Sales and other operating revenues by $34 million (2016: $-; 2015: increase of $126 million).  This amount includes a loss of $71 million associated with changes in the time value of crude oil collars (2016: $-; 2015: losses of $48 million), and a charge of $1 million for hedge ineffectiveness (2016: $-; 2015: $-).  At December 31, 2017, after-tax deferred losses in Accumulated other comprehensive income (loss) related to outstanding hedged crude oil collars were $127 million, of which all will be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.  There were no crude oil hedge contracts in 2016.

Interest rate swaps designated as fair value hedges:  At December 31, 2017, we had interest rate swaps with gross notional amounts of $450 million (2016: $350 million), which were designated as fair value hedges and relate to debt where we have converted interest payments on certain long-term debt from fixed to floating rates.  During 2016, we settled existing interest rate swaps and received cash proceeds of $5 million (2015: $41 million).  Changes in the fair value of interest rate swaps and the hedged fixed‑rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In 2017, the change in fair value of interest rate swaps was an increase in the derivative liability of $4 million (2016: $6 million increase in asset; 2015: $4 million increase in asset) with a corresponding adjustment in the carrying value of the hedged fixed‑rate debt.  In February 2018, we terminated interest rate swaps with a gross notional amount of $350 million.  See Note 24, Subsequent Events.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest rate swaps designated as cash flow hedges:  At December 31, 2017, there were no outstanding interest rate swaps designated as cash flow hedges.  During 2017, HIP entered into interest rate swaps with gross notional amounts totaling $553 million to convert interest payments on certain long-term debt from floating to fixed rates before settling these instruments as part of the refinancing that occurred later in the year.  See Note 10, Debt.  In 2017, the change in fair value of interest rate swaps was an increase to assets of $3 million and the cash settlement was $3 million.  At December 31, 2017, after-tax deferred income in Accumulated other comprehensive income (loss) in connection with the settled instruments, was $1 million, of which all will be reclassified into earnings during the next 12 months.

Income statement impact of derivative contracts not designated as hedging instruments:

Crude oil collars:  In 2017, noncash adjustments to de-designated crude oil price hedging contracts decreased Sales and other operating revenues by $25 million.  At December 31, 2017, after-tax deferred losses in Accumulated other comprehensive income (loss) in connection with the de-designation, were $12 million, of which all will be reclassified into earnings during the next 12 months as the originally hedged crude oil sales are recognized in earnings.

Foreign exchange:  Total foreign exchange gains and losses were a gain of $15 million in 2017 (2016: gain of $26 million; 2015: loss of $21 million) and are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income.  A component of foreign exchange gains or losses is the result of foreign exchange derivative contracts that are not designated as hedges which amounted to a gain of $3 million in 2017 (2016: gain of $62 million; 2015: gain of $98 million).

In 2017, after‑tax foreign currency translation adjustments included in the Statement of Consolidated Comprehensive Income amounted to a gain of $144 million (2016: gain of $56 million; 2015: loss of $344 million) and $900 million of cumulative currency translation losses that were recognized in earnings as a result of the sale of our assets in Norway.  See Note 2, Dispositions.  Cumulative currency translation adjustments reduced stockholders’ equity by $1,044 million at December 31, 2016.

Credit Risk: We are exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers.  Accounts receivable are generated from a diverse domestic and international customer base.  As of December 31, 2017, our Accounts receivable—Trade were concentrated with the following counterparty industry segments:  Integrated companies — 50%, Refining and marketing companies — 17%, Independent E&P companies — 14%, Storage and transportation companies — 7%, National oil companies — 2% and Others — 10%.  We reduce risk related to certain counterparties, where applicable, by using master netting arrangements and requiring collateral, generally cash or letters of credit.

At December 31, 2017, we had outstanding letters of credit totaling $246 million (2016: $188 million).

Fair Value Measurement: We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at December 31, 2017 and December 31, 2016.  In addition, the disclosure for fair value of long-term debt in Note 10, Debt was based on Level 2 inputs.

24.  Subsequent Events

In January 2018, we eliminated approximately 300 employee positions as part of a cost reduction program following the 2017 asset sales.  We expect to record employee severance costs of $40 million to $50 million in the first quarter of 2018.

On February 15, 2018, Hess Corporation redeemed $350 million principal amount of 8.125% notes due 2019 for $370 million.  The carrying value of these notes, which are included in Current maturities of long-term debt in the Consolidated Balance Sheet, was $349 million at December 31, 2017.  Concurrent with the redemption, the Corporation terminated interest rate swaps with a notional amount of $350 million, which were previously designated as fair value hedges of these notes.

On February 16, 2018, we entered into an agreement to sell our interests in Ghana for total consideration of $100 million, consisting of a $25 million payment upon closing and a further payment of $75 million payable upon approval of the Plan of Development on the Deepwater Tano Cape Three Points block.  The transaction is subject to government approval and customary closing conditions.

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

During the three-year period ended December 31, 2017, we produced crude oil, natural gas liquids and natural gas principally in the United States (U.S.), Europe (Norway and Denmark), Africa (Equatorial Guinea, Libya and Algeria) and Asia and Other (the Malaysia/Thailand Joint Development Area (JDA), and Malaysia).  Exploration activities were also conducted, or are planned, in certain of these areas as well as additional countries.  See Note 2, Dispositions in the Notes to Consolidated Financial Statements.

Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31	Total	United States	Europe (b)	Africa	Asia and Other
	(In millions)
2017
Property acquisitions
Unproved	$46	$46	$—	$—	$—
Proved	—	—	—	—	—
Exploration	322	94	1	—	227
Production and development capital expenditures (a)	1,687	1,160	146	40	341
2016
Property acquisitions
Unproved	$11	$11	$—	$—	$—
Proved	—	—	—	—	—
Exploration	491	211	6	(2)	276
Production and development capital expenditures (a)	1,181	999	(64)	(58)	304
2015
Property acquisitions
Unproved	$22	$22	$—	$—	$—
Proved	—	—	—	—	—
Exploration	622	255	1	3	363
Production and development capital expenditures (a)	3,545	2,410	310	155	670
(a)	Includes an increase of $8 million for asset retirement obligations related to net accruals and revisions in 2017 (2016: $188 million decrease; 2015: $151 million increase).
(b)	Costs incurred in oil and gas producing activities in Norway, were as follows for the years ended December 31, 2016 and December 31, 2015:
	2016	2015
	(In millions)
Property Acquisitions	$—	$—
Exploration	—	—
Production and development capital expenditures*	(19)	92
*	Includes net accruals and revisions for asset retirement obligations.

Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31,
	2017	2016
	(In millions)
Unproved properties	$520	$710
Proved properties	3,162	4,249
Wells, equipment and related facilities	25,550	38,250
Total costs	29,232	43,209
Less: Reserve for depreciation, depletion, amortization and lease impairment	15,654	22,445
Net Capitalized Costs	$13,578	$20,764

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

For the Years Ended December 31	Total	United States	Europe (b)	Africa	Asia and Other
	(In millions)
2017
Sales and Other Operating Revenues	$4,128	$2,335	$628	$700	$465
Costs and Expenses
Operating costs and expenses	1,250	652	275	186	137
Production and severance taxes	119	116	—	1	2
Midstream tariffs	543	543	—	—	—
Exploration expenses, including dry holes and lease impairment	507	106	1	280	120
General and administrative expenses	225	208	10	4	3
Depreciation, depletion and amortization	2,736	1,819	381	263	273
Impairment	4,203	1,700	2,503	—	—
Total Costs and Expenses	9,583	5,144	3,170	734	535
Results of Operations Before Income Taxes	(5,455)	(2,809)	(2,542)	(34)	(70)
Provision (benefit) for income taxes	(1,873)	(47)	(2,014)	197	(9)
Results of Operations	$(3,582)	$(2,762)	$(528)	$(231)	$(61)

2016
Sales and Other Operating Revenues	$3,628	$2,056	$597	$519	$456
Costs and Expenses
Operating costs and expenses	1,662	920	321	249	172
Production and severance taxes	101	94	1	—	6
Midstream tariffs	497	497	—	—	—
Exploration expenses, including dry holes and lease impairment	1,442	342	6	—	1,094
General and administrative expenses	232	215	1	7	9
Depreciation, depletion and amortization	3,113	2,012	502	375	224
Total Costs and Expenses	7,047	4,080	831	631	1,505
Results of Operations Before Income Taxes	(3,419)	(2,024)	(234)	(112)	(1,049)
Provision (benefit) for income taxes (a)	1,549	379	208	244	718
Results of Operations	$(4,968)	$(2,403)	$(442)	$(356)	$(1,767)

2015
Sales and Other Operating Revenues	$5,156	$2,661	$870	$956	$669
Costs and Expenses
Operating costs and expenses	1,733	755	402	426	150
Production and severance taxes	146	138	2	4	2
Midstream tariffs	474	474	—	—	—
Exploration expenses, including dry holes and lease impairment	881	255	1	183	442
General and administrative expenses	313	258	31	4	20
Depreciation, depletion and amortization	3,833	2,342	635	539	317
Impairment	1,616	986	279	100	251
Total Costs and Expenses	8,996	5,208	1,350	1,256	1,182
Results of Operations Before Income Taxes	(3,840)	(2,547)	(480)	(300)	(513)
Provision (benefit) for income taxes	(1,123)	(594)	(76)	(48)	(405)
Results of Operations	$(2,717)	$(1,953)	$(404)	$(252)	$(108)
(a)

Includes charges to establish valuation allowances against net deferred tax assets amounting to $2,920 million.  The charge is attributed to the geographic region in which the operations occurred that gave rise to the net deferred tax asset (United States - $1,144 million, Europe - $486 million, Africa - $249 million and Asia & Other - $1,041 million).

(b)	Results of operations for oil and gas producing activities in Norway were as follows for the years ended December 31, 2016 and December 31, 2015:

	2016	2015
	(In millions)
Sales and Other Operating Revenues	$419	$635
Costs and Expenses
Operating costs and expenses	252	314
Production and severance taxes	—	2
General and administrative expenses	6	3
Depreciation, depletion and amortization	362	501
Total Costs and Expenses	620	820
Results of Operations Before Income Taxes	(201)	(185)
Provision (benefit) for income taxes	(157)	(171)
Results of Operations	$(44)	$(14)
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

Internal Controls

The Corporation maintains internal controls over its oil and gas reserve estimation processes, which are administered by the Corporation’s Director, Global Reserves and its Chief Financial Officer. Estimates of reserves are prepared by technical staff who work directly with the oil and gas properties using standard reserve estimation guidelines, definitions and methodologies.  Each year, reserve estimates for a selection of the Corporation’s assets are subject to internal technical audits and reviews.  In addition, an independent third-party reserve engineer reviews and audits a significant portion of the Corporation’s reported reserves (see pages 84 through 89).  Reserve estimates are reviewed by senior management and the Board of Directors.

Qualifications

The person primarily responsible for overseeing the preparation of the Corporation’s oil and gas reserves during 2017 was Mr. David DuBois, Director Global Reserves. Mr. DuBois is a member of the Society of Petroleum Engineers and has over 30 years of experience in the oil and gas industry with a BS degree in Petroleum Engineering. His experience has been primarily focused on oil and gas subsurface understanding and reserves estimation in both domestic and international areas.  Mr. DuBois is responsible for the Corporation’s Global Reserves group, which is the internal organization responsible for establishing the policies and processes used within the operating units to estimate reserves and perform internal technical reserve audits and reviews.

Reserves Audit

We engaged the consulting firm of DeGolyer and MacNaughton (D&M) to perform an audit of the internally prepared reserve estimates on certain fields aggregating 80% of 2017 year‑end reported reserve quantities on a barrel of oil equivalent basis (2016: 78%). The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates and compliance with SEC regulations. The D&M letter report, dated February 7, 2018, on the Corporation’s estimated oil and gas reserves was prepared using standard geological and engineering methods generally recognized in the petroleum industry. D&M is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years.  D&M’s letter report on the Corporation’s December 31, 2017 oil and gas reserves is included as an exhibit to this Form 10‑K. While the D&M report should be read in its entirety, the report concludes that for the properties reviewed by D&M, the total net proved reserve estimates prepared by Hess and audited by D&M, in the aggregate, differed by 4% (2016: 3%) of total audited net proved reserves on a barrel of oil equivalent basis. The report also includes among other information, the qualifications of the technical person primarily responsible for overseeing the reserve audit.

Crude Oil Prices Used to Estimate Proved Reserves

Proved reserves are calculated using the average price during the twelve-month period before December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2017 were $51.19 per barrel for WTI (2016: $42.68; 2015: $50.13) and $54.87 per barrel for Brent (2016: $44.45; 2015: $55.10).  New York Mercantile Exchange (NYMEX) natural gas prices used were $3.03 per mcf in 2017 (2016: $2.54; 2015: $2.63).

At December 31, 2017, spot prices for WTI oil closed at $60.42 per barrel.  If crude oil prices during 2018 average below those used in determining 2017 proved reserves, we may recognize negative revisions to our proved undeveloped reserves or to our proved developed reserves at December 31, 2018, which can vary significantly by asset due to differing operating cost structures.  Conversely, if crude oil prices in 2018 remain above those used in determining 2017 proved reserves, we could recognize positive revisions to our proved reserves at December 31, 2018.  It is difficult to estimate the magnitude of any potential negative or positive change in proved reserves as of December 31, 2018, due to a number of factors that are currently unknown, including 2018 crude oil prices, any revisions based on 2018 reservoir performance, and the levels to which industry costs will change in response to movements in commodity prices.

Following are the Corporation’s proved reserves:

	Crude Oil & Condensate					Natural Gas Liquids
	United States	Europe (b)	Africa	Asia & Other	Total	United States	Europe (b)	Asia & Other	Total
	(Millions of bbls)					(Millions of bbls)

Net Proved Reserves
At January 1, 2015	512	265	188	7	972	119	26	—	145
Revisions of previous estimates (a)	(157)	(54)	9	(1)	(203)	(42)	—	—	(42)
Extensions, discoveries and other additions	45	6	1	—	52	11	1	—	12
Sales of minerals in place	—	—	(8)	—	(8)	—	—	—	—
Production	(54)	(14)	(18)	(1)	(87)	(14)	—	—	(14)
At December 31, 2015	346	203	172	5	726	74	27	—	101
Revisions of previous estimates (a)	42	(14)	2	1	31	23	(19)	—	4
Extensions, discoveries and other additions	12	33	—	—	45	5	—	—	5
Sales of minerals in place	—	—	—	—	—	—	—	—	—
Production	(45)	(12)	(12)	(1)	(70)	(16)	—	—	(16)
At December 31, 2016	355	210	162	5	732	86	8	—	94
Revisions of previous estimates (a)	13	5	(6)	—	12	56	—	—	56
Extensions, discoveries and other additions	127	2	—	45	174	50	—	—	50
Sales of minerals in place	(21)	(158)	(15)	—	(194)	(6)	(8)	—	(14)
Production	(41)	(10)	(13)	(1)	(65)	(15)	—	—	(15)
At December 31, 2017	433	49	128	49	659	171	—	—	171

Net Proved Developed Reserves
At January 1, 2015	264	114	163	3	544	56	9	—	65
At December 31, 2015	253	114	148	5	520	51	12	—	63
At December 31, 2016	245	116	138	5	504	59	3	—	62
At December 31, 2017	239	45	112	5	401	87	—	—	87

Net Proved Undeveloped Reserves
At January 1, 2015	248	151	25	4	428	63	17	—	80
At December 31, 2015	93	89	24	—	206	23	15	—	38
At December 31, 2016	110	94	24	—	228	27	5	—	32
At December 31, 2017	194	4	16	44	258	84	—	—	84
(a)

For crude oil and condensate reserves, there was no significant impact of changes in selling prices on the reserve estimates for production sharing contracts with cost recovery provisions in 2017 (2016: 1 million barrels increase; 2015: 5 million barrels increase).

(b)	Our Norwegian operations were sold in 2017. Crude oil and condensate and Natural gas liquids proved reserves in Norway for 2016 and 2015 were as follows:
	Crude Oil & Condensate		Natural Gas Liquids
	2016	2015	2016	2015
	(Millions of bbls)		(Millions of bbls)
At January 1	171	231	27	25
Revisions of previous estimates	(2)	(55)	(19)	2
Extensions, discoveries and other additions	4	5	—	—
Sales of minerals in place	—	—	—	—
Production	(8)	(10)	—	—
At December 31	165	171	8	27
Net Proved Developed Reserves at December 31	75	86	3	12
Net Proved Undeveloped Reserves at December 31	90	85	5	15

	Natural Gas					Total
	United States	Europe (c)	Africa	Asia & Other	Total	United States	Europe (c)	Africa	Asia & Other	Total
	(Millions of mcf)					(Millions of boe)

Net Proved Reserves
At January 1, 2015	620	220	155	886	1,881	734	328	214	155	1,431
Revisions of previous estimates (a)	(113)	25	(5)	(116)	(209)	(218)	(50)	8	(20)	(280)
Extensions, discoveries and other additions	102	5	—	3	110	73	8	1	—	82
Sales of minerals in place	—	—	—	—	—	—	—	(8)	—	(8)
Production (b)	(104)	(16)	(2)	(106)	(228)	(85)	(17)	(18)	(19)	(139)
At December 31, 2015	505	234	148	667	1,554	504	269	197	116	1,086
Revisions of previous estimates (a)	116	(38)	(3)	160	235	84	(39)	1	28	74
Extensions, discoveries and other additions	73	41	—	—	114	29	40	—	—	69
Sales of minerals in place	—	—	—	—	—	—	—	—	—	—
Production (b)	(104)	(17)	(2)	(83)	(206)	(78)	(15)	(12)	(15)	(120)
At December 31, 2016	590	220	143	744	1,697	539	255	186	129	1,109
Revisions of previous estimates (a)	171	31	(2)	28	228	97	10	(6)	5	106
Extensions, discoveries and other additions	219	7	—	176	402	214	3	—	74	291
Sales of minerals in place	(18)	(153)	(15)	—	(186)	(29)	(192)	(18)	—	(239)
Production (b)	(82)	(13)	(2)	(103)	(200)	(70)	(12)	(13)	(18)	(113)
At December 31, 2017	880	92	124	845	1,941	751	64	149	190	1,154

Net Proved Developed Reserves
At January 1, 2015	350	96	144	329	919	378	139	187	58	762
At December 31, 2015	368	123	137	643	1,271	365	147	171	112	795
At December 31, 2016	404	125	132	739	1,400	371	140	160	128	799
At December 31, 2017	526	80	117	696	1,419	414	58	132	121	725

Net Proved Undeveloped Reserves
At January 1, 2015	270	124	11	557	962	356	189	27	97	669
At December 31, 2015	137	111	11	24	283	139	122	26	4	291
At December 31, 2016	186	95	11	5	297	168	115	26	1	310
At December 31, 2017	354	12	7	149	522	337	6	17	69	429
(a)

The impact of changes in selling prices on the reserve estimates for production sharing contracts with cost recovery provisions in 2017 was a decrease to natural gas reserves of 22 million mcf (2016: 12 million mcf increase; 2015: 42 million mcf increase).

(b)	Natural gas production in 2017 includes 11 million mcf used for fuel (2016: 15 million mcf; 2015: 14 million mcf).
(c)	Natural gas and Total proved reserves in Norway for 2016 and 2015 were as follows:
	Natural Gas		Total
	2016	2015	2016	2015
	(Millions of mcf)		(Millions of boe)
At January 1	191	180	230	286
Revisions of previous estimates	(26)	18	(25)	(50)
Extensions, discoveries and other additions	4	3	5	6
Sales of minerals in place	—	—	—	—
Production	(9)	(10)	(10)	(12)
At December 31	160	191	200	230
Net Proved Developed Reserves at December 31	72	84	90	112
Net Proved Undeveloped Reserves at December 31	88	107	110	118

Extensions, discoveries and other additions (‘Additions’)

2017:  Total Additions were 291 million boe, of which 11 million boe (4 million barrels of crude oil, 1 million barrels of natural gas liquids and 37 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves were primarily from drilling activity in the Bakken shale play in North Dakota and in the North Malay Basin.  Additions to proved undeveloped reserves were 280 million boe (170 million barrels of crude oil, 49 million barrels of natural gas liquids and 365 million mcf of natural gas) and are discussed in further detail on page 87.

2016:  Total Additions were 69 million boe, of which 45 million boe (34 million barrels of crude oil, 2 million barrels of natural gas liquids and 55 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves were primarily from drilling activity in the Bakken shale play in North Dakota and from a 20-year extension to the license for the South Arne Field, offshore Denmark, which extends expiry to 2047.  Additions to proved undeveloped reserves were 24 million boe (11 million barrels of crude oil, 3 million barrels of natural gas liquids and 59 million mcf of natural gas) and are discussed in further detail on page 87.

2015:  Total Additions were 82 million boe, of which 33 million boe (19 million barrels of crude oil, 5 million barrels of natural gas liquids and 54 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves were primarily from drilling activity in the Bakken shale play in North Dakota and the Utica shale play in Ohio.  Additions to proved undeveloped reserves were 49 million boe (33 million barrels of crude oil, 7 million barrels of natural gas liquids and 56 million mcf of natural gas) and are discussed in further detail on page 87.

Revisions of previous estimates

2017:  Total revisions of previous estimates amounted to a net increase of 106 million boe, of which revisions of proved developed reserves amounted to a net increase of 126 million boe (41 million barrels of crude oil, 44 million barrels of natural gas liquids and 243 million mcf of natural gas).  Revisions to proved developed reserves from the Bakken amounted to 85 million boe with approximately 55% resulting from improved reservoir performance, and the remaining 45% resulting from higher prices and an improved cost structure.  The Gulf of Mexico and Utica had positive revisions to proved developed reserves totaling 16 million boe due to improved reservoir performance, while higher crude oil prices resulted in revisions to proved developed reserves of 15 million boe in Denmark and Utica.  Revisions associated with proved undeveloped reserves are discussed in further detail on page 87.

2016:  Total revisions of previous estimates amounted to a net increase of 74 million boe, of which net positive revisions increased proved reserves by 103 million boe (54 million barrels of crude oil, 5 million barrels of natural gas liquids and 265 million mcf of natural gas) and negative revisions associated with lower crude oil prices reduced proved reserves by 29 million boe (23 million barrels of crude oil, 1 million barrels of natural gas liquids and 30 million mcf of natural gas).  Total revisions of proved developed reserves amounted to a net increase of 41 million boe (5 million barrels decrease of crude oil, 7 million barrels increase of natural gas liquids and 235 million mcf increase of natural gas) reflecting improved expected recoveries in the Bakken shale play in North Dakota, completion of incremental development activities at the North Malay Basin, partially offset by negative revisions at the Valhall Field offshore Norway due to changes in estimated recoveries of natural gas liquids and natural gas, and negative price revisions mostly related to crude oil reserves.  Revisions associated with proved undeveloped reserves are discussed in further detail on page 87.

2015: Total revisions of previous estimates were a net decrease of 280 million boe.  Negative revisions associated with lower crude oil prices reduced proved reserves at December 31, 2015 by 234 million boe (158 million barrels of crude oil, 26 million barrels of natural gas liquids and 299 million mcf of natural gas), including 220 million boe (147 million barrels of crude oil, 22 million barrels of natural gas liquids and 303 million mcf of natural gas) associated with proved undeveloped reserves.  Other net negative revisions were 46 million boe, which also primarily related to proved undeveloped reserves that are discussed in further detail on page 87.

Sales of minerals in place (‘Asset sales’)

2017:  Assets sales primarily include our interests in Norway, Equatorial Guinea, and our enhanced oil recovery assets in the Permian Basin.

Proved Undeveloped Reserves

Following are the Corporation’s proved undeveloped reserves:

	United States	Europe	Africa	Asia & Other	Total
	(Millions of boe)
Net Proved Undeveloped Reserves
At January 1, 2015	356	189	27	97	669
Revisions of previous estimates	(203)	(57)	(1)	(31)	(292)
Extensions, discoveries and other additions	42	7	—	—	49
Transfers to proved developed reserves	(56)	(17)	—	(62)	(135)
Sales of minerals in place	—	—	—	—	—
At December 31, 2015	139	122	26	4	291
Revisions of previous estimates	50	(14)	—	(3)	33
Extensions, discoveries and other additions	13	11	—	—	24
Transfers to proved developed reserves	(34)	(4)	—	—	(38)
Sales of minerals in place	—	—	—	—	—
At December 31, 2016	168	115	26	1	310
Revisions of previous estimates	(8)	(3)	(9)	—	(20)
Extensions, discoveries and other additions	209	3	—	68	280
Transfers to proved developed reserves	(32)	—	—	—	(32)
Sales of minerals in place	—	(109)	—	—	(109)
At December 31, 2017	337	6	17	69	429

Extensions, discoveries and other additions (‘Additions’)

2017:  In the United States, additions from the Bakken shale play in North Dakota were 180 million boe, of which approximately 70% resulted from higher crude oil prices that increased the percentage of proved undeveloped wells in our planned five-year drilling program compared to the prior year.  The remaining 30% of Bakken additions reflect the expected improved recovery in future wells from changes in well completion design and reservoir performance.  Additions from the Stampede Field in the Gulf of Mexico were 21 million boe, due to completion of further development activities.  At the Stabroek Block, offshore Guyana, additions of 45 million boe were recognized for project sanction of the first phase of the Liza Field development.  Other international additions were primarily at North Malay Basin due to higher prices.

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

Revisions of previous estimates

2017:  Total negative reserve revisions of 20 million boe, primarily relate to changes in drilling plans in Libya and lower reserves at certain fields in the Gulf of Mexico and Denmark.

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

Transfers to proved developed reserves (‘Transfers’)

2017:  Transfers from proved undeveloped reserves included 24 million boe in the Bakken shale play and 8 million boe at the Penn State Field in the Gulf of Mexico associated with drilling activity.

2016:  Transfers from proved undeveloped reserves included 21 million boe in the Bakken shale play and 13 million boe at the Tubular Bells and Conger Fields in the Gulf of Mexico associated with drilling activity.

2015:  Transfers from proved undeveloped reserves included 43 million boe in the Bakken shale play and 11 million boe at the Valhall Field offshore Norway associated with drilling activity.  Transfers of 61 million boe related to Block A-18 in the Gulf of Thailand primarily resulted from additional development and drilling activity.

In 2017, capital expenditures of $527 million were incurred to convert proved undeveloped reserves to proved developed reserves (2016: $589 million; 2015: $1,931 million).

Projects that have proved reserves, which have been classified as undeveloped for a period in excess of five years, total 14 million boe, or 1% of total proved reserves at December 31, 2017.  Most of the proved undeveloped reserves in excess of five years relate to Libya.

Production Sharing Contracts

The Corporation’s proved reserves include crude oil and natural gas reserves relating to long‑term agreements with governments or authorities in which the Corporation has the legal right to produce or has a revenue interest in the production.  Proved reserves from these production sharing contracts for each of the three years ended December 31, 2017 are presented separately below, as well as volumes produced and received during 2017, 2016 and 2015 from these production sharing contracts.

	Crude Oil					Natural Gas
	United States	Europe	Africa	Asia & Other (a)	Total	United States	Europe	Africa	Asia & Other (a)	Total
	(Millions of bbls)					(Millions of mcf)
Production Sharing Contracts
Proved Reserves
At December 31, 2015	—	—	34	5	39	—	—	20	667	687
At December 31, 2016	—	—	24	5	29	—	—	15	744	759
At December 31, 2017	—	—	—	49	49	—	—	—	845	845
Production
2015	—	—	18	1	19	—	—	2	106	108
2016	—	—	12	1	13	—	—	2	83	85
2017	—	—	9	1	10	—	—	2	103	105
(a)

At December 31, 2017, Asia and Other includes Guyana, where we recorded 43 million barrels of oil and 11 million mcf of natural gas under proved undeveloped oil reserves following project sanction in 2017.  No proved reserves were recorded for Guyana in prior years.

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

The prices used for the discounted future net cash flows in 2017 were $51.19 per barrel for WTI (2016: $42.68; 2015: $50.13) and $54.87 per barrel for Brent (2016: $44.45; 2015: $55.10).  New York Mercantile Exchange (NYMEX) natural gas prices used were $3.03 per mcf in 2017 (2016: $2.54; 2015: $2.63) and do not include the effects of commodity hedges.  Selling prices have in the past, and can in the future, fluctuate significantly.  As a result, selling prices used in the disclosure of future net cash flows may not be representative of future selling prices.  In addition, the discounted future net cash flow estimates do not include exploration expenses, interest expense or corporate general and administrative expenses.  The amount of tax deductions, credits, and allowances relating to the Corporation’s proved oil and gas reserves can change year to year due to factors including changes in proved reserves, variances in actual pre-tax cash flows from forecasted pre-tax cash flows in historical periods, and the impact to year-end carryforward tax attributes associated with deducting in the Corporation’s income tax returns exploration expenses, interest expense, and corporate general and administrative expenses that are not contemplated in the standardized measure computations.  The future net cash flow estimates could be materially different if other assumptions were used.

At December 31	Total	United States	Europe (a)		Africa	Asia & Other
	(In millions)
2017
Future revenues	$36,746	$20,834	$2,958		$7,154	$5,800
Less:
Future production costs	13,042	8,802	1,501		782	1,957
Future development costs	6,748	4,601	553		330	1,264
Future income tax expenses	6,379	444	137		5,485	313
	26,169	13,847	2,191		6,597	3,534
Future net cash flows	10,577	6,987	767		557	2,266
Less: Discount at 10% annual rate	4,221	2,904	272		307	738
Standardized Measure of Discounted Future Net Cash Flows	$6,356	$4,083	$495		$250	$1,528

2016
Future revenues	$32,814	$13,035	$10,283		$6,907	$2,589
Less:
Future production costs	14,054	6,639	5,091		1,440	884
Future development costs	8,635	2,910	4,348		992	385
Future income tax expenses	2,450	—	(2,064)	(b)	4,406	108
	25,139	9,549	7,375		6,838	1,377
Future net cash flows	7,675	3,486	2,908		69	1,212
Less: Discount at 10% annual rate	3,650	1,288	2,072		40	250
Standardized Measure of Discounted Future Net Cash Flows	$4,025	$2,198	$836		$29	$962

2015
Future revenues	$41,010	$15,257	$13,456		$9,419	$2,878
Less:
Future production costs	14,275	6,775	5,000		1,628	872
Future development costs	8,486	2,901	4,088		1,150	347
Future income tax expenses	7,237	—	1,022		6,089	126
	29,998	9,676	10,110		8,867	1,345
Future net cash flows	11,012	5,581	3,346		552	1,533
Less: Discount at 10% annual rate	3,822	1,826	1,469		114	413
Standardized Measure of Discounted Future Net Cash Flows	$7,190	$3,755	$1,877		$438	$1,120
(a)	The standardized measure of discounted future net cash flows relating to proved reserves in Norway for 2016 and 2015 were as follows:
	2016	2015
	(In millions)
Future revenues	$8,188	$11,639
Less:
Future production costs	4,004	4,404
Future development costs	3,931	3,653
Future income tax expenses (b)	(2,112)	903
	5,823	8,960
Future net cash flows	2,365	2,679
Less: Discount at 10% annual rate	1,969	1,332
Standardized Measure of Discounted Future Net Cash Flows	$396	$1,347
(b)

The Petroleum Tax Act provides for compensation by the Norwegian government to a company upon cessation of its E&P activities on the Norwegian Continental Shelf in an amount equal to the tax values of unutilized tax losses and certain other tax attributes, including dismantlement expenditures incurred after production has ceased that would qualify for compensation at an effective tax rate of 78%.  Due to the low crude oil price used in the 2016 computation, future income taxes reflect cash inflows for Norway of $2.1 billion on an undiscounted basis.  The corresponding present value reflected in the Standardized Measure of Discounted Future Net Cash Flows at December 31, 2016 is $70 million.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2017	2016	2015
	(In millions)
Standardized Measure of Discounted Future Net Cash Flows at January 1	$4,025	$7,190	$17,002
Changes during the year
Sales and transfers of oil and gas produced during the year, net of production costs	(2,216)	(1,368)	(2,803)
Development costs incurred during the year	1,679	1,369	3,394
Net changes in prices and production costs applicable to future production	2,330	(4,284)	(20,236)
Net change in estimated future development costs	(568)	(76)	5,116
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	1,282	338	530
Revisions of previous oil and gas reserve estimates	644	376	(1,274)
Net purchases (sales) of minerals in place, before income taxes	116	—	(18)
Accretion of discount	603	779	2,799
Net change in income taxes	(709)	1,331	7,601
Revision in rate or timing of future production and other changes	(830)	(1,630)	(4,921)
Total	2,331	(3,165)	(9,812)
Standardized Measure of Discounted Future Net Cash Flows at December 31	$6,356	$4,025	$7,190

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

Following are quarterly results of operations:

	2017
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	(In millions, except per share amounts)
Sales and other operating revenues	$1,258	$1,197		$1,348		$1,663
Gross profit (loss) from continuing operations (a)	$(69)	$(202)		$(2,631)		$(1,549)

Net income (loss)	(296)	(417)		(593)		(2,635)
Less: Net income (loss) attributable to noncontrolling interests	28	32		31		42
Net income (loss) attributable to Hess Corporation	(324)	(449)		(624)		(2,677)
Less: Preferred stock dividends	12	11		11		12
Net income (loss) attributable to Hess Corporation common stockholders	$(336)	$(460)		$(635	)(b)	$(2,689	)(c)

Net income (loss) attributable to Hess Corporation per common share:
Basic	$(1.07)	$(1.46)		$(2.02)		$(8.57)
Diluted	$(1.07)	$(1.46)		$(2.02)		$(8.57)

	2016
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	(In millions, except per share amounts)
Sales and other operating revenues	$973	$1,224		$1,177		$1,388
Gross profit (loss) from continuing operations (a)	$(539)	$(333)		$(304)		$(417)

Net income (loss)	(488)	(373)		(317)		(4,898)
Less: Net income (loss) attributable to noncontrolling interests	21	19		22		(6)
Net income (loss) attributable to Hess Corporation	(509)	(392)		(339)		(4,892)
Less: Preferred stock dividends	6	12		12		11
Net income (loss) attributable to Hess Corporation common stockholders	$(515)	$(404	)(d)	$(351)		$(4,903	)(e)

Net income (loss) attributable to Hess Corporation per common share:
Basic	$(1.72)	$(1.29)		$(1.12)		$(15.65)
Diluted	$(1.72)	$(1.29)		$(1.12)		$(15.65)
(a)

Gross profit represents Sales and other operating revenues, less Marketing expenses, Operating costs and expenses, Production and severance taxes, Depreciation, depletion and amortization and Impairment.

(b)

Includes an after-tax impairment charge of $550 million ($2,503 million pre-tax) associated with the expected sale of our interests in Norway and an after-tax gain of $280 million ($280 million pre-tax) related to the sale of our Permian assets.

(c)

Includes an after-tax impairment charge of $1,700 million ($1,700 million pre-tax) associated with certain Gulf of Mexico assets, an after-tax charge of $280 million to fully impair the carrying value of our interests in Ghana ($280 million pre-tax), and a net $371 million after-tax loss related to sales of our interests in Norway and Equatorial Guinea ($371 million pre-tax).

(d)

Includes an after-tax charge of $52 million ($83 million pre-tax) related to dry hole and related expenses, an after-tax charge of $22 million ($36 million pre-tax) associated with the termination of a drilling rig contract and an after-tax gain of $17 million ($27 million pre-tax) related to the sale of undeveloped acreage, onshore United States.

(e)

Includes a noncash charge of $3,749 million to establish valuation allowances against net deferred tax assets at December 31, 2016, an after-tax charge of $693 million ($938 million pre-tax) to fully impair the carrying value of our Equus natural gas project offshore the North West Shelf of Australia, and other after-tax charges of $145 million ($272 million pre-tax) related to offshore rig costs, loss on debt extinguishment, impairment of rail cars, severance and other charges.

The results of operations for the periods reported herein should not be considered as indicative of future operating results.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2017.

There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management’s report on internal control over financial reporting and the attestation report on the Corporation’s internal controls over financial reporting are included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information relating to Directors is incorporated herein by reference to “Election of Directors” from the Corporation’s definitive proxy statement for the 2018 annual meeting of stockholders.

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

Information relating to the audit committee is incorporated herein by reference to “Election of Directors” from the Corporation’s definitive proxy statement for the 2018 annual meeting of stockholders.

Executive Officers of the Corporation

The following table presents information as of February 21, 2018 regarding executive officers of the Corporation:

Name	Age	Office Held* and Business Experience	Year Individual Became an Executive Officer

John B. Hess	63	Chief Executive Officer and Director	1983
		Mr. Hess has been Chief Executive Officer of the Corporation since 1995 and employed by the Corporation since 1977. He has over 40 years of experience in the oil and gas industry.
Gregory P. Hill	56	Chief Operating Officer, Executive Vice President and President, Exploration and Production	2009

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

Timothy B. Goodell	60	Senior Vice President and General Counsel	2009

Mr. Goodell has been the Senior Vice President and General Counsel of the Corporation since 2009.  Prior to joining the Corporation in 2009, he was a partner at the law firm of White & Case, LLP where he spent 25 years.

John P. Rielly	55	Senior Vice President and Chief Financial Officer	2002

Mr. Rielly has been the Senior Vice President and Chief Financial Officer of the Corporation since 2004.  Mr. Rielly previously served as Vice President and Controller of the Corporation from 2001 to 2004.  Prior to joining the Corporation in 2001, he was a Partner at Ernst & Young, LLP where he was employed for 16 years.

Andrew Slentz	56	Senior Vice President, Human Resources	2016

Mr. Slentz has been Senior Vice President, Human Resources of the Corporation since April 2016.  Prior to joining the Corporation, Mr. Slentz served as Executive Vice President of Administration and Human Resources at Peabody Energy since 2010.  Mr. Slentz has over 25 years in human resources experience at large international public companies.

Brian D. Truelove	59	Senior Vice President, Global Services	2014

Mr. Truelove has been Senior Vice President, Global Services of the Corporation since 2017.  He previously served as Senior Vice President, Offshore.  Prior to joining the Corporation in 2011, Mr. Truelove spent 30 years with Royal Dutch Shell and its affiliates, where he served in a variety of managerial and operating roles around the world.

Michael R. Turner	58	Senior Vice President, Global Production	2014

Mr. Turner has been Senior Vice President, Global Production of the Corporation since 2017.  He previously served as Senior Vice President, Onshore.  Prior to joining the Corporation in 2009, Mr. Turner spent 28 years with Royal Dutch Shell and its affiliates in a variety of production leadership positions around the world.

Barbara Lowery-Yilmaz	61	Senior Vice President, Exploration	2014

Ms. Lowery-Yilmaz has been the Senior Vice President, Exploration of the Corporation since August 2014.  Ms. Lowery-Yilmaz has over 30 years of oil and gas industry experience in exploration and technology with BP plc and its affiliates including senior leadership roles.

*

All officers referred to herein hold office in accordance with the By‑laws until the first meeting of directors in connection with the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified.  Each of said officers was elected to the office opposite their name on June 6, 2017.

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

Item 11.  Executive Compensation

Information relating to executive compensation is incorporated herein by reference to “Election of Directors—Executive Compensation and Other Information,” from the Corporation’s definitive proxy statement for the 2018 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Election of Directors—Ownership of Voting Securities by Certain Beneficial Owners” and “Election of Directors—Ownership of Equity Securities by Management” from the Corporation’s definitive proxy statement for the 2018 annual meeting of stockholders.

See Equity Compensation Plans in Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for information pertaining to securities authorized for issuance under equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information relating to this item is incorporated herein by reference to “Election of Directors” from the Corporation’s definitive proxy statement for the 2018 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services

Information relating to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” from the Corporation’s definitive proxy statement for the 2018 annual meeting of stockholders.

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

3(1)

Restated Certificate of Incorporation of Registrant, including amendment thereto dated May 3, 2006 incorporated by reference to Exhibit 3(1) of Registrant’s Form 10‑Q for the three months ended June 30, 2006.

3(2)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, dated May 22, 2013, incorporated by reference to Exhibit 3(1) of Form 8‑K of Registrant filed on May 22, 2013.
3(3)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, effective May 12, 2014, incorporated by reference to Exhibit 3(1) of Form 8-K of Registrant filed on May 13, 2014.
3(4)

Certificate of Designations of 8.00% Series A Mandatory Convertible Preferred Stock of Hess Corporation, including Form of Certificate for the 8.00% Series A Mandatory Convertible Preferred Stock incorporated by reference to Exhibit 3(1) of Form 8-K of Registrant filed on February 10, 2016.

3(5)	By‑laws of Registrant incorporated by reference to Exhibit 3(2) of Form 8‑K of Registrant filed on November 9, 2015.
4(1)

Five-Year Credit Agreement, dated as of January 21, 2015, as amended and restated as of December 1, 2017, among Hess Corporation, the subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10(1) of Form 8-K of Registrant filed on December 7, 2017.

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
4(15)

Form of 5.80% Note due 2047, incorporated by reference to Exhibit 4(2) to Form 8‑K of Registrant filed on September 28, 2016.

Other instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.  Registrant agrees to furnish to the Securities and Exchange Commission a copy of any instruments defining the rights of holders of long‑term debt of Registrant and its subsidiaries upon request.

10(1)*	Annual Cash Incentive Plan description incorporated by reference to Item 5.02 of Form 8‑K of Registrant filed on March 6, 2017.
10(2)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10‑K of Registrant for the fiscal year ended December 31, 2004.
10(3)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
10(4)*	2016 Performance Incentive Plan for Senior Officers, as approved by stockholders on May 4, 2016, incorporated by reference to Exhibit 10(1) to Form 8-K of Registrant filed on May 10, 2016.
10(5)*	Hess Corporation Pension Restoration Plan, dated January 19, 1990, incorporated by reference to Exhibit 10(9) of Form 10‑K of Registrant for the fiscal year ended December 31, 1989. (P)
10(6)*	Amendment, dated December 31, 2006, to Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(10) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
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

10(9)*	Amended and Restated 2008 Long‑term Incentive Plan, incorporated by reference to exhibit 10(1) of Form 8-K of the Registrant filed on May 12, 2015.
10(10)*	Forms of Awards under Registrant’s 2008 Long‑term Incentive Plan, incorporated by reference to Exhibit 10(14) of Form 10‑K of Registrant for the fiscal year ended December 31, 2009.
10(11)*	Form of Performance Award Agreement under Registrant’s 2008 Long‑term Incentive Plan incorporated by reference to Exhibit 10(2) of Form 8‑K of Registrant filed on March 13, 2012.
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
10(16)*

Form of Amended and Restated Change in Control Termination Benefits Agreement, dated as of May 29, 2009, incorporated by reference to Exhibit 10(1) of Form 10‑Q of Registrant for the three months ended June 30, 2009.  A substantially identical agreement (differing only in the signatories thereto) was entered into between Registrant and John B. Hess.

10(17)*

Amended and Restated Change in Control Termination Benefits Agreement, dated as of May 29, 2009, between Registrant and John P. Rielly, incorporated by reference to Exhibit 10(17) of Form 10‑K of Registrant for the fiscal year ended December 31, 2009.  Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (including the named executive officers, other than Michael Turner and John B. Hess).

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

10(23)	Hess Corporation 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(1) of Form 8 K of Registrant filed on June 13, 2017.
21	Subsidiaries of Registrant.
23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2018.
23(2)	Consent of DeGolyer and MacNaughton dated February 21, 2018.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
99(1)

Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated February 7, 2018, on proved reserves audit as of December 31, 2017 of certain properties attributable to Registrant.

101(INS)	XBRL Instance Document

101(SCH)	XBRL Schema Document
101(CAL)	XBRL Calculation Linkbase Document
101(LAB)	XBRL Labels Linkbase Document
101(PRE)	XBRL Presentation Linkbase Document
101(DEF)	XBRL Definition Linkbase Document

* These exhibits relate to executive compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February 2018.

HESS CORPORATION (Registrant)

By	/S/ JOHN P. RIELLY
(John P. Rielly) Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints John B. Hess, Timothy B. Goodell and John P. Rielly or any of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Hess John B. Hess	Director and Chief Executive Officer (Principal Executive Officer)	February 21, 2018

/s/ James H. Quigley James H. Quigley	Director and Chairman of the Board	February 21, 2018

/s/ Rodney F. Chase Rodney F. Chase	Director	February 21, 2018

/s/ Terrence J. Checki Terrence J. Checki	Director	February 21, 2018

/s/ Leonard S. Coleman Jr. Leonard S. Coleman Jr.	Director	February 21, 2018

/s/ Edith E. Holiday Edith E. Holiday	Director	February 21, 2018

/s/ dr. Risa Lavizzo-Mourey Dr. Risa Lavizzo-Mourey	Director	February 21, 2018

/s/ Marc S. Lipschultz Marc S. Lipschultz	Director	February 21, 2018

/s/ David Mcmanus David McManus	Director	February 21, 2018

/s/ dr. Kevin O. Meyers Dr. Kevin O. Meyers	Director	February 21, 2018

/s/ Fredric G. Reynolds Fredric G. Reynolds	Director	February 21, 2018

/s/ John P. Rielly John P. Rielly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2018

/s/ William G. Schrader William G. Schrader	Director	February 21, 2018

Schedule II

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2017, 2016 and 2015

			Additions
Description	Balance January 1	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance December 31
	(In millions)
2017
Losses on receivables	$8	$1	$—	$—	$9
Deferred income tax valuation	$5,450	$1,214	$—	$1,465	$5,199
2016
Losses on receivables	$43	$5	$—	$40	$8
Deferred income tax valuation	$1,578	$3,962	$—	$90	$5,450
2015
Losses on receivables	$13	$32	$—	$2	$43
Deferred income tax valuation	$1,416	$280	$—	$118	$1,578