Form 10-Q
period 2018-06-30
HESS CORP
filed 2018-08-01
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

At June 30, 2018, there were 299,688,199 shares of Common Stock outstanding.

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
	(In millions,
	except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,908	$4,847
Accounts receivable:
From contracts with customers	784	677
Joint venture and other	291	347
Inventories	231	232
Assets held for sale	421	—
Other current assets	59	54
Total current assets	4,694	6,157
Property, plant and equipment:
Total — at cost	32,040	32,504
Less: Reserves for depreciation, depletion, amortization and lease impairment	16,171	16,312
Property, plant and equipment — net	15,869	16,192
Goodwill	360	360
Deferred income taxes	18	21
Other assets	523	382
Total Assets	$21,464	$23,112
Liabilities
Current Liabilities:
Accounts payable	$363	$435
Accrued liabilities	1,446	1,337
Taxes payable	49	83
Current maturities of long-term debt	87	580
Total current liabilities	1,945	2,435
Long-term debt	6,352	6,397
Deferred income taxes	424	429
Asset retirement obligations	773	753
Other liabilities and deferred credits	634	744
Total Liabilities	10,128	10,758
Equity
Hess Corporation stockholders’ equity:
Preferred stock, par value $1.00; Authorized — 20,000,000 shares
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — 575,000 shares (2017: 575,000)	1	1
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 299,688,199 shares (2017: 315,053,615)	300	315
Capital in excess of par value	5,501	5,824
Retained earnings	4,692	5,597
Accumulated other comprehensive income (loss)	(522)	(686)
Total Hess Corporation stockholders’ equity	9,972	11,051
Noncontrolling interests	1,364	1,303
Total equity	11,336	12,354
Total Liabilities and Equity	$21,464	$23,112

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,534	$1,197	$2,880	$2,455
Gains on asset sales, net	11	2	18	2
Other, net	21	3	58	(1)
Total revenues and non-operating income	1,566	1,202	2,956	2,456

Costs and Expenses
Marketing, including purchased oil and gas	450	253	808	453
Operating costs and expenses	288	374	576	732
Production and severance taxes	42	30	81	61
Exploration expenses, including dry holes and lease impairment	62	52	102	110
General and administrative expenses	129	95	239	190
Interest expense	98	82	201	166
Loss on debt extinguishment	26	—	53	—
Depreciation, depletion and amortization	444	741	861	1,478
Total costs and expenses	1,539	1,627	2,921	3,190
Income (Loss) Before Income Taxes	27	(425)	35	(734)
Provision (benefit) for income taxes	114	(8)	187	(21)
Net Income (Loss)	(87)	(417)	(152)	(713)
Less: Net income (loss) attributable to noncontrolling interests	43	32	84	60
Net Income (Loss) Attributable to Hess Corporation	(130)	(449)	(236)	(773)
Less: Preferred stock dividends	12	11	23	23
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$(142)	$(460)	$(259)	$(796)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$(0.48)	$(1.46)	$(0.85)	$(2.53)
Diluted	$(0.48)	$(1.46)	$(0.85)	$(2.53)
Weighted Average Number of Common Shares Outstanding (Diluted)	297.5	314.4	303.5	314.2
Common Stock Dividends Per Share	$0.25	$0.25	$0.50	$0.50

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)

Net Income (Loss)	$(87)	$(417)	$(152)	$(713)

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	49	(20)	80	(20)
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	49	(20)	80	(20)
Change in fair value of cash flow hedges	(13)	72	(35)	76
Income taxes on change in fair value of cash flow hedges	—	2	—	—
Net change in fair value of cash flow hedges	(13)	74	(35)	76
Change in derivatives designated as cash flow hedges, after taxes	36	54	45	56

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	5	(2)	130	5
Income taxes on actuarial changes in plan liabilities	(1)	1	(31)	(2)
(Increase) reduction in unrecognized actuarial losses, net	4	(1)	99	3
Amortization of net actuarial losses	9	23	21	40
Income taxes on amortization of net actuarial losses	—	—	—	—
Net effect of amortization of net actuarial losses	9	23	21	40
Change in pension and other postretirement plans, after taxes	13	22	120	43

Foreign currency translation adjustment
Foreign currency translation adjustment	—	73	—	87
Change in foreign currency translation adjustment	—	73	—	87

Other Comprehensive Income (Loss)	49	149	165	186

Comprehensive Income (Loss)	(38)	(268)	13	(527)
Less: Comprehensive income (loss) attributable to noncontrolling interests	43	32	84	60
Comprehensive Income (Loss) Attributable to Hess Corporation	$(81)	$(300)	$(71)	$(587)

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(152)	$(713)
Adjustments to reconcile to net cash provided by (used in) operating activities
(Gains) losses on asset sales, net	(18)	(2)
Depreciation, depletion and amortization	861	1,478
Exploratory dry hole costs	13	—
Exploration lease and other impairment	20	15
Stock compensation expense	32	44
Noncash (gains) losses on commodity derivatives, net	85	30
Provision (benefit) for deferred income taxes and other tax accruals	(34)	(47)
Loss on debt extinguishment	53	—
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(68)	119
(Increase) decrease in inventories	1	(52)
Increase (decrease) in accounts payable and accrued liabilities	(64)	(150)
Increase (decrease) in taxes payable	(34)	(35)
Changes in other operating assets and liabilities	(60)	(173)
Net cash provided by (used in) operating activities	635	514

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(793)	(786)
Additions to property, plant and equipment - Midstream	(100)	(84)
Payments for Midstream equity investments	(41)	—
Proceeds from asset sales	33	179
Other, net	(5)	—
Net cash provided by (used in) investing activities	(906)	(691)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	—	4
Debt with maturities of greater than 90 days
Borrowings	—	—
Repayments	(591)	(77)
Proceeds from issuance of Hess Midstream Partnership LP units	—	366
Common stock acquired and retired	(890)	—
Cash dividends paid	(176)	(182)
Noncontrolling interests, net	(23)	(175)
Other, net	12	1
Net cash provided by (used in) financing activities	(1,668)	(63)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,939)	(240)
Cash and Cash Equivalents at Beginning of Year	4,847	2,732
Cash and Cash Equivalents at End of Period	$2,908	$2,492

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance at January 1, 2018	$1	$315	$5,824	$5,597	$(686)	$11,051	$1,303	$12,354
Cumulative effect of adoption of new accounting standards	—	—	—	1	(1)	—	—	—
Net income (loss)	—	—	—	(236)	—	(236)	84	(152)
Other comprehensive income	—	—	—	—	165	165	—	165
Share-based compensation, including income taxes	—	1	47	—	—	48	—	48
Dividends on preferred stock	—	—	—	(23)	—	(23)	—	(23)
Dividends on common stock	—	—	—	(153)	—	(153)	—	(153)
Common stock acquired and retired	—	(16)	(370)	(494)	—	(880)	—	(880)
Noncontrolling interests, net	—	—	—	—	—	—	(23)	(23)
Balance at June 30, 2018	$1	$300	$5,501	$4,692	$(522)	$9,972	$1,364	$11,336

Balance at January 1, 2017	$1	$317	$5,773	$10,147	$(1,704)	$14,534	$1,057	$15,591
Cumulative effect of adoption of new accounting standards	—	—	2	(39)	—	(37)	—	(37)
Net income (loss)	—	—	—	(773)	—	(773)	60	(713)
Other comprehensive income	—	—	—	—	186	186	—	186
Share-based compensation, including income taxes	—	1	51	—	—	52	—	52
Dividends on preferred stock	—	—	—	(23)	—	(23)	—	(23)
Dividends on common stock	—	—	—	(159)	—	(159)	—	(159)
Hess Midstream Partners LP units issuance	—	—	—	—	—	—	356	356
Noncontrolling interests, net	—	—	—	—	—	—	(175)	(175)
Balance at June 30, 2017	$1	$318	$5,826	$9,153	$(1,518)	$13,780	$1,298	$15,078

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2018 and December 31, 2017, the consolidated results of operations for the three months and six months ended June 30, 2018 and 2017, and consolidated cash flows for the six months ended June 30, 2018 and 2017.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

In the first quarter of 2018, we adopted Accounting Standards Update (ASU) 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU prohibits the capitalization of the non-service cost components of net periodic benefit cost in connection with the production or construction of an asset.  This provision was applied prospectively effective January 1, 2018.  The provision requiring that non-service cost components of net periodic benefit cost to be presented separately from the service cost component in the Statement of Consolidated Income was applied retrospectively.  We elected the practical expedient allowing the use of the amounts previously disclosed in the notes to our consolidated financial statements as the basis for applying this provision retrospectively as the capitalization of the non-service cost components of net periodic benefit cost was not material during the comparative periods.  This resulted in a reclassification of $7 million and $9 million of expense from Operating costs and expenses, and General and administrative expenses to Other, net for the three months ended and six months ended June 30, 2017, respectively.

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

In the first quarter of 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230):  Restricted Cash (a consensus of the FASB Emerging Issues Task Force).  This ASU requires that the total change in cash and cash equivalents and restricted cash be reflected on the statement of cash flows.  A reconciliation to the balance sheet is also required when cash and cash equivalents and restricted cash are not separately presented on the balance sheet or are presented in more than one line item on the balance sheet.  The adoption of this ASU did not have a material impact on our Statement of Consolidated Cash Flows.

In the first quarter of 2018, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force).  This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The guidance addresses eight specific classification issues for which current guidance is either unclear or is non-specific.  The requirement that fees paid to third-parties and premiums incurred in connection with the repayment of debt be classified as financing cash outflows is among the classification issues addressed by this ASU.  The adoption of this ASU did not have a material impact on our Statement of Consolidated Cash Flows.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

To conform with the Statement of Consolidated Income presentation in our December 31, 2017 Form 10-K, we have revised the presentation of Sales and other operating revenues and Marketing, including purchased oil and gas for the three months and six months ended June 30, 2017 associated with the recovery of certain natural gas processing costs from third-parties, by reducing each by $19 million and $38 million, respectively.  This revision did not impact net income, our Consolidated Balance Sheet, Statement of Consolidated Comprehensive Income, Statement of Consolidated Cash Flows, nor Statement of Consolidated Equity.  Amounts reported as Sales and other operating revenue and Marketing, including purchased oil and gas (formerly Costs of products sold) in our June 30, 2017 Form 10-Q were $1,216 million and $272 million, respectively, for the second quarter of 2017 and $2,493 million and $491 million, respectively, for the six months ended June 30, 2017.

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

2. Revenue

Revenue from contracts with customers on a disaggregated basis was as follows:

	Exploration and Production					Midstream	Eliminations	Total
	United States	Europe	Africa	Asia	E&P Total
For the Three Months Ended June 30, 2018	(In millions)
Sales of our net production volumes:
Crude oil revenue	$692	$19	$110	$28	$849	$—	$—	$849
Natural gas liquids revenue	75	—	—	—	75	—	—	75
Natural gas revenue	37	2	7	165	211	—	—	211
Sales of purchased oil and gas	424	—	22	—	446	—	—	446
Intercompany revenue	—	—	—	—	—	176	(176)	—
Total revenues from contracts with customers	1,228	21	139	193	1,581	176	(176)	1,581
Other operating revenue (a)	(47)	—	—	—	(47)	—	—	(47)
Total sales and other operating revenues	$1,181	$21	$139	$193	$1,534	$176	$(176)	$1,534
(a)	Includes gains (losses) on commodity derivatives.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Exploration and Production					Midstream	Eliminations	Total
	United States	Europe	Africa	Asia	E&P Total
For the Six Months Ended June 30, 2018	(In millions)
Sales of our net production volumes:
Crude oil revenue	$1,285	$52	$209	$71	$1,617	$—	$—	$1,617
Natural gas liquids revenue	146	—	—	—	146	—	—	146
Natural gas revenue	76	5	15	293	389	—	—	389
Sales of purchased oil and gas	749	—	46	14	809	—	—	809
Intercompany revenue	—	—	—	—	—	343	(343)	—
Total revenues from contracts with customers	2,256	57	270	378	2,961	343	(343)	2,961
Other operating revenue (a)	(81)	—	—	—	(81)	—	—	(81)
Total sales and other operating revenues	$2,175	$57	$270	$378	$2,880	$343	$(343)	$2,880
(a)	Includes gains (losses) on commodity derivatives.

Exploration and Production

The E&P segment recognizes revenue from the sale of crude oil, natural gas liquids (NGLs), and natural gas as performance obligations under contracts with customers are satisfied.  Our responsibilities to deliver each unit of quantity of crude oil, NGL, and natural gas under these contracts represent separate, distinct performance obligations.  These performance obligations are satisfied at the point in time control of each unit of quantity transfers to the customer.  Generally, the control of each unit of quantity transfers to the customer upon the transfer of legal title at the point of physical delivery.  Pricing is variable and is determined with reference to a particular market or pricing index, plus or minus adjustments reflecting quality or location differentials.

Our responsibility to stand-ready to provide a minimum volume over each commitment period under long-term international gas contracts with take-or-pay provisions represent separate, distinct performance obligations.  Shortfall payments received from customers that occur when volumes purchased are below the minimum volume commitment under contracts with customer make-up rights are deferred upon receipt as a contract liability.  Revenue is recognized at the earlier of when we deliver the make-up volumes in subsequent periods or when it becomes remote that the customer will exercise their make-up rights.  Price discounts owed against future deliveries of international natural gas due to delivery of natural gas volumes below customer nominations are recognized as reductions to revenue in the commitment period when the shortfall occurs.

Certain crude oil, NGL, and natural gas volumes are purchased by Hess from third-parties, including working interest partners and royalty owners in certain Hess-operated properties, before they are sold to customers.  Where control over the crude oil, NGLs, or natural gas transfers to Hess before the volumes are transferred to the customer, revenue and the associated cost of purchased volumes are presented on a gross basis in the Statement of Consolidated Income within Sales and other operating revenues and Marketing, including purchased oil and gas, respectively.  Where control of crude oil, NGLs, or natural gas is not transferred to Hess, revenue is presented net of the associated cost of purchased volumes within Sales and other operating revenues in the Statement of Consolidated Income.

Contract types

The following is a summary of contract types for our E&P segment:

Crude oil, NGLs, and natural gas – United States (U.S.):  Contracts with customers for the sale of U.S. crude oil, NGLs, and natural gas primarily include those contracts that involve the short-term sale of volumes during a specified period, and those contracts that automatically renew on a periodic basis until either party cancels.  We have certain long-term contracts with customers for the sale of U.S. natural gas and NGLs that have remaining durations of less than ten years.  Contracts may specify a fixed volume for delivery subject to tolerance thresholds or may specify a percentage of production to be delivered from a particular location.  Pricing is determined with reference to a particular market or pricing index, plus or minus adjustments reflecting quality or location differentials.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Natural gas – International:  Contracts with customers for the sale of natural gas are in the form of natural gas sales agreements with government entities that have durations that are aligned with the durations of production sharing contracts or other contractual arrangements with host governments.  Pricing is determined using contractual formulas that are based on the price of alternative fuels as obtained from price indices and other factors.  These contracts also specify a minimum volume we are obligated to make available during specified periods within the contract term and may specify minimum volumes the customer is obligated to purchase during specified periods within the contract term.  If we do not deliver the volume properly nominated by the customer, the customer is entitled to a price discount on future volumes equivalent to the shortfall delivery.  Under certain international natural gas sales agreements, if the customer purchases natural gas volumes below the minimum volume commitment, the customer is required to pay us for the shortfall volumes and may receive make-up volumes in subsequent periods at no additional cost.

Revenue from sale of third-party purchased volumes:  Crude oil, NGLs, and natural gas are purchased by Hess from third-parties, including working interest partners and royalty owners in certain Hess-operated properties, before they are sold to customers.  The types of contracts with customers for the sale of third-party purchased volumes are the same as those described above.

Contract Balances

Our right to receive or collect payment from the customer is aligned with the timing of revenue recognition except in situations when we receive shortfall payments under contracts with take-or-pay provisions with customer make-up rights.  Shortfall payments received from customers under contracts with take-or-pay provisions with customer make-up rights are deferred upon receipt and reflected as a contract liability.  At June 30, 2018 and December 31, 2017, there were no contract assets or contract liabilities.

Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, NGLs, or natural gas.  In the three months and six months ended June 30, 2018, we did not recognize any impairment losses on receivables arising from contracts with customers.

Transaction Price Allocated to Remaining Performance Obligations

The transaction price allocated to our wholly unsatisfied performance obligations on uncompleted contracts is variable.  Further, many of our contracts with customers have durations of less than twelve months.  Accordingly, we have elected under the provisions of ASC 606 the exemption from disclosure of revenue recognizable in future periods as these performance obligations are satisfied.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Midstream segment’s responsibilities to provide each of the above services for each year under each of the commercial agreements are considered separate, distinct performance obligations.  Revenue is recognized for each performance obligation under these commercial agreements over-time as services are rendered using the output method, measured using the amount of volumes serviced during the period.  The Midstream segment has elected the practical expedient under the provisions of ASC 606 to recognize revenue in the amount it is entitled to invoice.  If the commercial agreements have take-or-pay provisions, the Midstream segment’s responsibility to stand-ready to service a minimum volume over each quarterly commitment period represent separate, distinct performance obligations.  Shortfall payments received under take-or-pay provisions are recognized as revenue in the calendar quarter the shortfall occurs as the customer does not have make-up rights beyond the calendar quarter end of the quarterly commitment period.  All revenues, receivables, and contract balances arising from the commercial agreements between the Midstream segment and the Hess marketing subsidiary that is the counterparty to the commercial agreements are eliminated upon consolidation.

3.  Common Stock Repurchase Program

In the first quarter, we repurchased $380 million of common stock as part of our $1.5 billion share repurchase program.  In the second quarter of 2018, we repurchased $500 million of common stock, through an accelerated share repurchase transaction (ASR) with a financial institution.  Under the terms of the ASR, we paid $500 million in cash to the financial institution and received approximately 8.5 million shares of our common stock as determined by the volume-weighted average price of the shares during the term of the agreement less an agreed settlement price adjustment.  As of June 30, 2018, the Corporation has repurchased $1.0 billion of common stock (19.2 million shares) under its $1.5 billion share repurchase program.  We plan to purchase the remaining $500 million of shares during the second half of 2018, and are targeting approximately $250 million of purchases in the third quarter and approximately $250 million in the fourth quarter.

4.  Debt

In the first quarter of 2018, we paid $415 million to redeem $350 million principal amount of 8.125% notes due 2019 and to purchase other notes with a carrying value of $38 million.  Concurrent with the redemption of the 2019 notes, we terminated interest rate swaps with a notional amount of $350 million.  In the second quarter of 2018, we paid $138 million to purchase notes with a carrying value of $112 million.  As a result, we recorded losses on debt extinguishment of $26 million ($26 million after income taxes) and $53 million ($53 million after income taxes) in the three and six months ended June 30, 2018, respectively.

5.  Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2018	2017
	(In millions)
Crude oil and natural gas liquids	$58	$59
Materials and supplies	173	173
Total Inventories	$231	$232

6.  Property, Plant and Equipment

Assets Held For Sale:  At June 30, 2018, assets classified as “held for sale”, which comprised primarily of net property, plant and equipment, totaled $421 million and related to our joint venture interests in the Utica shale play in eastern Ohio ($365 million) and non-core acreage in North Dakota ($56 million).  In addition, liabilities associated with the Utica shale play, which amounted to $2 million, were reported in Accrued liabilities in the Consolidated Balance Sheet.

Capitalized Exploratory Well Costs:  The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the six months ended June 30, 2018 (in millions):

Balance at January 1, 2018	$304
Additions to capitalized exploratory well costs pending the determination of proved reserves	127
Balance at June 30, 2018	$431

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We expensed $13 million of exploratory wells costs incurred during 2018 that are not reflected in the table above.  These costs relate to the Sorubim-1 well on the Stabroek Block, offshore Guyana and the Bunga Teruntum-1 well in the North Malay Basin, where commercial quantities of hydrocarbons were not encountered.  Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $239 million at June 30, 2018 and primarily related to:

Gulf of Mexico: Approximately 50% of the capitalized well costs in excess of one year relates to the appraisal of the northern portion of the Shenzi Field (Hess 28% participating interest) in the Gulf of Mexico, where hydrocarbons were encountered in the fourth quarter of 2015.  The operator is conducting appraisal activities on adjacent acreage and is evaluating plans for development of the northern portion of the Shenzi Field.

Guyana: Approximately 30% of the capitalized well costs in excess of one year primarily relates to the Liza-4 and Payara-1 wells on the Stabroek Block, offshore Guyana (Hess 30% participating interest), where hydrocarbons were encountered.  The operator plans to integrate the Liza-4 discovery into the second phase of development, which is expected to be sanctioned in 2018.  The operator plans to integrate the Payara-1 discovery into the third phase of development, which is expected to be sanctioned in 2019.

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

HIP, which owns Bakken midstream assets, is a component of our Midstream segment.  At June 30, 2018, HIP liabilities totaling $1,104 million (December 31, 2017: $1,065 million) are on a nonrecourse basis to Hess Corporation, while HIP assets available to settle the obligations of HIP include cash and cash equivalents totaling $420 million (December 31, 2017: $356 million) and property, plant and equipment with a carrying value of $2,578 million (December 31, 2017: $2,520 million).

8.  Severance Costs

In the first six months of 2018, we recorded severance expense of $39 million and paid severance costs of $34 million as part of our previously announced cost reduction program.  At June 30, 2018, we have accrued severance cost of $11 million (December 31, 2017: $6 million), which we expect to pay in 2018.

9. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Service cost	$10	$14	$24	$28
Interest cost	24	26	47	52
Expected return on plan assets	(49)	(42)	(98)	(83)
Amortization of unrecognized net actuarial losses	9	16	21	33
Curtailment gains	—	—	(2)	—
Settlement loss	—	7	—	7
Pension (income) expense	$(6)	$21	$(8)	$37

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the first quarter of 2018, we recorded curtailment gains of $18 million to Accumulated other comprehensive income (loss) and $2 million to the Statement of Consolidated Income following workforce reductions.  In connection with this curtailment, as required under accounting standards, we remeasured our U.S. retirement plans and recorded a total decrease of $125 million in the Corporation’s U.S. pension liabilities.  This reduction was primarily driven by a change in weighted average discount rates used to measure the liabilities.  There was no change to the weighted average expected long-term rate of return on plan assets.

For the full year 2018, we now forecast pension service costs of approximately $45 million and net non-service pension costs of approximately $60 million of income, which is comprised of interest cost of approximately $95 million, amortization of unrecognized net actuarial losses of approximately $40 million and estimated expected return on plan assets of approximately $195 million.

Net non-service pension costs included in Other, net in the Statement of Consolidated Income for the three and six months ended June 30, 2018 was income of $16 million and $32 million, respectively, compared to expenses of $7 million and $9 million for the three and six months ended June 30, 2017, respectively.

In 2018, we expect to contribute $47 million to our funded pension plans.  In the six months ended June 30, 2018, we have contributed $25 million to these plans.

10.  Weighted Average Common Shares

The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Net income (loss) attributable to Hess Corporation Common Stockholders:
Net income (loss)	$(87)	$(417)	$(152)	$(713)
Less: Net income (loss) attributable to noncontrolling interests	43	32	84	60
Less: Preferred stock dividends	12	11	23	23
Net income (loss) attributable to Hess Corporation Common Stockholders	$(142)	$(460)	$(259)	$(796)

Weighted average number of common shares outstanding:
Basic	297.5	314.4	303.5	314.2
Effect of dilutive securities
Restricted common stock	—	—	—	—
Stock options	—	—	—	—
Performance share units	—	—	—	—
Mandatory convertible preferred stock	—	—	—	—
Diluted	297.5	314.4	303.5	314.2

The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Restricted common stock	2,849,465	3,450,490	2,885,890	3,288,356
Stock options	5,623,004	6,550,253	5,715,292	6,424,574
Performance share units	1,072,395	522,280	847,741	417,642
Common shares from conversion of preferred stocks	12,547,650	12,734,069	12,566,312	12,640,859

During the six months ended June 30, 2018, we granted 1,081,923 shares of restricted stock (2017: 1,209,247), 278,003 performance share units (2017: 438,980) and 683,167 stock options (2017: 662,819).

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

We, along with many companies that have been or continue to be engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline.  A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us.  The principal allegation in all cases was that gasoline containing MTBE was a defective product and that these producers and refiners are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE.  The majority of the cases asserted against us have been settled.  There are four remaining active cases, filed by Pennsylvania, Vermont, Rhode Island, and Maryland.  In June 2014, the Commonwealth of Pennsylvania and the State of Vermont each filed independent lawsuits alleging that we and all major oil companies with operations in each respective state, have damaged the groundwater in those states by introducing thereto gasoline with MTBE.  The Pennsylvania suit has been removed to Federal court and has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York.  The suit filed in Vermont is proceeding there in a state court.  In September 2016, the State of Rhode Island also filed a lawsuit alleging that we and other major oil companies damaged the groundwater in Rhode Island by introducing thereto gasoline with MTBE.  The suit filed in Rhode Island is proceeding in Federal court.  In December 2017, the State of Maryland filed a lawsuit alleging that we and other major oil companies damaged the groundwater in Maryland by introducing thereto gasoline with MTBE.  The suit filed in Maryland state court, was served on us in January 2018 and has been removed to federal court by the defendants.

In September 2003, we received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the Lower Passaic River.  The NJDEP is also seeking natural resource damages.  The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned.  We and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination; this work remains ongoing.  We and other parties settled a cost recovery claim by the State of New Jersey and also agreed with EPA to fund remediation of a portion of the site.  On March 4, 2016, the EPA issued a Record of Decision (ROD) in respect of the lower eight miles of the Lower Passaic River, selecting a remedy that includes bank-to-bank dredging at an estimated cost of $1.38 billion.  The ROD does not address the upper nine miles of the Lower Passaic River or the Newark Bay, which may require additional remedial action.  In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River.  Given that the EPA has not selected a remedy for the entirety of the Lower Passaic River or the Newark Bay, total remedial costs cannot be reliably estimated at this time.  Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because our former terminal did not store or use contaminants which are of concern in the river sediments and could not have contributed contamination along the river’s length.  Further, there are numerous other parties who we expect will bear the cost of remediation and damages.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.  Segment Information

We currently have two operating segments, Exploration and Production, and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
	(In millions)
For the Three Months Ended June 30, 2018
Sales and Other Operating Revenues - Third-parties	$1,534	$—	$—	$—	$1,534
Intersegment Revenues	—	176	—	(176)	—
Sales and Other Operating Revenues	$1,534	$176	$—	$(176)	$1,534

Net Income (Loss) attributable to Hess Corporation	$31	$30	$(191)	$—	$(130)
Depreciation, Depletion and Amortization	407	31	6	—	444
Provision (Benefit) for Income Taxes	105	9	—	—	114
Capital Expenditures	486	84	—	—	570

For the Three Months Ended June 30, 2017
Sales and Other Operating Revenues - Third-parties	$1,194	$3	$—	$—	$1,197
Intersegment Revenues	—	154	—	(154)	—
Sales and Other Operating Revenues	$1,194	$157	$—	$(154)	$1,197

Net Income (Loss) attributable to Hess Corporation	$(354)	$16	$(111)	$—	$(449)
Depreciation, Depletion and Amortization	708	32	1	—	741
Provision (Benefit) for Income Taxes	(14)	10	(4)	—	(8)
Capital Expenditures	483	20	—	—	503

For the Six Months Ended June 30, 2018
Sales and Other Operating Revenues - Third-parties	$2,880	$—	$—	$—	$2,880
Intersegment Revenues	—	343	—	(343)	—
Sales and Other Operating Revenues	$2,880	$343	$—	$(343)	$2,880

Net Income (Loss) attributable to Hess Corporation	$6	$58	$(300)	$—	$(236)
Depreciation, Depletion and Amortization	792	62	7	—	861
Provision (Benefit) for Income Taxes	200	18	(31)	—	187
Capital Expenditures	840	121	—	—	961

For the Six Months Ended June 30, 2017
Sales and Other Operating Revenues - Third-parties	$2,450	$5	$—	$—	$2,455
Intersegment Revenues	—	301	—	(301)	—
Sales and Other Operating Revenues	$2,450	$306	$—	$(301)	$2,455

Net Income (Loss) attributable to Hess Corporation	$(587)	$34	$(220)	$—	$(773)
Depreciation, Depletion and Amortization	1,411	64	3	—	1,478
Provision (Benefit) for Income Taxes	(34)	21	(8)	—	(21)
Capital Expenditures	825	48	—	—	873

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by operating segment were as follows:

	June 30,	December 31,
	2018	2017
	(In millions)
Exploration and Production	$15,907	$15,613
Midstream	3,488	3,329
Corporate, Interest and Other	2,069	4,170
Total	$21,464	$23,112

13.  Financial Risk Management Activities

In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produced or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct the business with the intent of reducing exposure to foreign currency fluctuations.  At June 30, 2018, these forward contracts relate to the British Pound.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

We present gross notional amounts of both long and short positions in the table below.  These amounts include long and short positions that offset in closed positions and have not reached contractual maturity.  Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation but are used in the calculation of cash settlements under the contracts.

The gross notional amounts of outstanding financial risk management derivative contracts related to West Texas Intermediate (WTI) instruments as of the dates shown below were as follows:

	June 30, 2018		December 31, 2017
Calendar year program	2018	2019	2018
Instrument type	Puts	Puts	Collars
Effective date	Jul. 1, 2018	Jan. 1, 2019	Jan. 1, 2018
End date	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2018
Crude oil volumes (millions of barrels)	21.2	7.3	42.0
Ceiling price	N/A	N/A	$65
Floor price	$50	$60	$50

At December 31, 2017, we had WTI crude oil price collars with an average monthly floor price of $50 per barrel and an average monthly ceiling price of $65 per barrel with a notional amount of 115,000 bopd for the full year 2018.  In the first quarter of 2018, we bought back the WTI $65 call options within the crude oil price collars for the period of May 1, 2018 through December 31, 2018.  As a result, during this period we are able to realize average monthly WTI selling prices above $65 per barrel on the crude oil price collars covering the notional amount of 115,000 bopd.  The put options within our crude oil collar contracts remain outstanding with a WTI average monthly floor price of $50 per barrel covering a notional amount of 115,000 bopd through December 31, 2018.  In the second quarter of 2018, we purchased WTI put options with a notional amount of 20,000 bopd and a WTI average monthly floor price of $60 per barrel for calendar year 2019.

The gross notional amounts of outstanding financial risk management derivative contracts, excluding commodity contracts, were as follows:

	June 30, 2018	December 31, 2017
	(In millions)
Foreign exchange	$16	$52
Interest rate swaps	$100	$450

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the gross and net fair values of the risk management derivative instruments, all of which are based on Level 2 inputs:

	Assets	Liabilities
	(In millions)
June 30, 2018
Derivative Contracts Designated as Hedging Instruments
Commodity - Accounts receivable and Accounts payable	$33	$(31)
Interest rate - Other liabilities and deferred credits (noncurrent)	—	(5)
Total derivative contracts designated as hedging instruments	33	(36)
Derivative Contracts Not Designated as Hedging Instruments
Commodity - Accounts receivable	—	—
Total derivative contracts not designated as hedging instruments	—	—
Gross fair value of derivative contracts	33	(36)
Net Fair Value of Derivative Contracts	$33	$(36)

December 31, 2017
Derivative Contracts Designated as Hedging Instruments
Commodity - Accounts payable	$—	$(7)
Interest rate - Other assets (noncurrent) and Accounts payable	—	(4)
Total derivative contracts designated as hedging instruments	—	(11)
Derivative Contracts Not Designated as Hedging Instruments
Commodity - Accounts payable	—	(2)
Foreign exchange	1	—
Total derivative contracts not designated as hedging instruments	1	(2)
Gross fair value of derivative contracts	1	(13)
Net Fair Value of Derivative Contracts	$1	$(13)

Derivative contracts designated as hedging instruments:

Crude oil derivatives:  Crude oil price hedging contracts for the three and six months ended June 30, 2018 decreased Sales and other operating revenues by $44 million and $74 million, respectively, and decreased Sales and other operating revenues by $12 million and $11 million for the three and six months ended June 30, 2017, respectively.  At June 30, 2018, after-tax deferred losses in Accumulated other comprehensive income (loss) related to outstanding hedged crude oil collars were $89 million, of which all will be reclassified into earnings during the remainder of 2018 as the hedged crude oil sales are recognized in earnings.

Interest rate swaps designated as fair value hedges:  At June 30, 2018 and December 31, 2017, we had interest rate swaps with gross notional amounts totaling $100 million and $450 million, respectively, which were designated as fair value hedges and relate to debt where we have converted interest payments on certain long-term debt from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  For the three and six months ended June 30, 2018, the change in fair value of interest rate swaps was an increase in the liability of $1 million and $4 million, respectively, compared with increase in liability of $2 million and $3 million in the second quarter and first six months of 2017, respectively, with a corresponding adjustment in the carrying value of the hedged fixed‑rate debt.  In the first quarter of 2018, we paid $3 million, to terminate interest rate swaps with a gross notional amount of $350 million.  See Note 4, Debt.

Interest rate swaps designated as cash flow hedges:  There were no floating to fixed interest rate swap contracts in 2018.  During the six months ended June 30, 2017, HIP had interest rate swaps with gross notional amounts totaling $545 million, which were designated as cash flow hedges and relates to debt in our Midstream operating segment where HIP converted interest payments on certain long-term debt from floating to fixed rates.  For the three and six months ended June 30, 2017, the change in fair value of interest rate swaps was an increase to assets of $1 million.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative contracts not designated as hedging instruments:

Crude oil collars:  For the three and six months ended June 30, 2018, noncash adjustments to crude oil price hedging contracts, which were de-designated as cash flow hedges in the fourth quarter of 2017, decreased Sales and other operating revenues by $8 million and $16 million, respectively.  At June 30, 2018, after-tax deferred losses in Accumulated other comprehensive income (loss) in connection with the de-designation, were $6 million, of which all will be reclassified into earnings during the remainder of 2018 as the originally hedged crude oil sales are recognized in earnings.

Foreign exchange:  Foreign exchange gains and losses which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income were losses of $5 million and less than $1 million in the three months and six months ended June 30, 2018, respectively, compared with gains of $10 million and $9 million in the three months and six months ended June 30, 2017, respectively.  A component of foreign exchange gain or loss is the result of foreign exchange derivative contracts that are not designated as hedges which amounted to losses of $3 million and $1 million in the three months and six months ended June 30, 2018, respectively, compared to gains of $2 million in both the second quarter and first six months of 2017, respectively.

Fair Value Measurement:  We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at June 30, 2018.  Total long-term debt with a carrying value of $6,439 million at June 30, 2018, had a fair value of $6,925 million based on Level 2 inputs.

14.  Subsequent Event

In July 2018, we entered into a sale and lease-back arrangement for a floating, storage and offloading vessel (FSO) that we will use at the North Malay Basin (Hess operated - 50%), in the Gulf of Thailand.  Pursuant to the sale agreement, we and our partner expect to receive total proceeds of approximately $260 million in the third quarter of 2018.  The lease agreement is for 16 years with four consecutive twelve-month renewal options to be exercised at our discretion.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia.  We conduct exploration activities primarily offshore Guyana, Suriname, Canada and in the Gulf of Mexico, including at the Stabroek Block, offshore Guyana, where we have participated in eight significant crude oil discoveries and sanctioned the first phase of a multi-phase development project at the Liza Field.

In the second quarter of 2018, we announced the sale of our joint venture interests in the Utica shale play in eastern Ohio for net cash consideration of approximately $400 million, with an effective date of April 1, 2018.  Closing of this sale is expected by the end of the third quarter.  This sale is consistent with our strategy to high grade and focus our portfolio by divesting lower return noncore assets to invest in higher return assets, primarily in Guyana and the Bakken.  We also announced that we will retain our interests in Denmark as offers received in a previously announced sale process did not meet our value expectations.

Our Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGLs); gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane, primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.

Second Quarter Highlights and Outlook

In the second quarter of 2018, we repurchased $500 million of common stock, bringing total share repurchases under the Corporation’s $1.5 billion share repurchase program to $1.0 billion (19.2 million shares).  We plan to purchase the remaining $500 million of shares during the second half of 2018, and are targeting approximately $250 million of purchases in the third quarter and approximately $250 million in the fourth quarter.  We also purchased approximately $110 million principal amount of public notes in the second quarter, increasing total debt retired to $500 million during 2018.

We expect net production, excluding Libya, to average between 250,000 barrels of oil equivalent per day (boepd) and 260,000 boepd in the third quarter of 2018, and to average between 245,000 boepd and 255,000 boepd for full year 2018.

Net cash provided by operating activities was $635 million in the first six months of 2018, compared to $514 million in the first six months of 2017, which includes uses of working capital of $225 million and $291 million, respectively.  Capital expenditures were $961 million in the first six months of 2018 and $873 million in the first six months of 2017.  Based on current forward strip crude oil prices for 2018, we forecast a reduced net operating cash flow deficit (including capital expenditures) in 2018 compared with 2017.  We expect to fund our remaining 2018 net operating cash flow deficit (including capital expenditures), and the repurchase of the remaining $500 million of common stock under our $1.5 billion stock repurchase program with cash and cash equivalents existing at June 30, 2018, which was $2.5 billion, excluding Midstream.

Second Quarter Results

In the second quarter of 2018, we incurred a net loss of $130 million, compared to a net loss of $449 million in the second quarter of 2017.  Excluding items affecting comparability of earnings between periods on pages 27 to 29, the adjusted net loss for the second quarter of 2018 was $56 million.  The improved adjusted second quarter 2018 results, compared to the prior year quarter, reflect higher realized crude oil selling prices, lower operating costs and depreciation, depletion and amortization expense, partially offset by lower production volumes, primarily due to asset sales.

Exploration and Production Results

In the second quarter of 2018, E&P had net income of $31 million, compared with a net loss of $354 million in the second quarter of 2017.  Excluding items affecting comparability of earnings between periods, the adjusted net income for the second quarter of 2018 was $21 million.  Total net production, excluding Libya, averaged 247,000 boepd in the second quarter of 2018, compared to 294,000 boepd in the second quarter of 2017.  Excluding assets sold and Libya, second quarter 2017 net production was 237,000 boepd.  The average realized crude oil selling price, including hedging, was $62.65 per barrel, up from $45.95 in the second quarter of 2017.  The average realized natural gas liquids selling price in the second quarter of 2018 was $20.51 per barrel, up from $14.85 in the prior year quarter, while the average realized natural gas selling price was $4.12 per thousand cubic feet (mcf), up from $3.19 in the second quarter of 2017.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of our ongoing E&P activities:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play averaged 114,000 boepd for the second quarter of 2018 (2017 Q2: 108,000 boepd) due to ongoing drilling activity and improved well performance. In the second quarter of 2018, we operated an average of four rigs, drilled 28 wells, and brought 27 new wells on production.  The Corporation has added a fifth drilling rig and plans to add a sixth rig early in the fourth quarter of this year.  For full year 2018, we forecast net production to be in the range of 115,000 boepd and 120,000 boepd.

•

In the Gulf of Mexico, net production for the second quarter of 2018 averaged 47,000 boepd (2017 Q2: 51,000 boepd).  Production from the Conger Field (Hess operated - 38%), which has been shut-in since the fourth quarter of 2017 due to the third-party operated Enchilada platform shutdown, resumed in mid-July.  At the Stampede Field (Hess operated - 25%), four production wells are currently online, and two additional wells are expected to be brought online before the end of this year.  In the third quarter, we forecast net production in the Gulf of Mexico to average approximately 60,000 boepd, and in the fourth quarter, with all Enchilada-impacted fields back online and the continued ramp up at Stampede, we forecast net production to average approximately 65,000 boepd.

•

At North Malay Basin (Hess operated - 50%), in the Gulf of Thailand, net production for the second quarter of 2018 averaged 26,000 boepd (2017 Q2: 1,500 boepd).  Production from full-field development commenced in July 2017.

Other E&P assets:

•

At the Stabroek Block (Hess - 30%), offshore Guyana, operated by Esso Exploration and Production Guyana Limited, the Longtail-1 exploration well encountered approximately 256 feet of high-quality, oil-bearing sandstone reservoir and is the eighth significant oil discovery on the Block.  The well is located approximately five miles west of the Turbot-1 well.  The Stena Carron drillship will next drill the Hammerhead-1 well located approximately nine miles southwest of the Liza discovery.  The operator plans to add a third drillship in the fourth quarter that will operate in parallel to the Stena Carron to explore and appraise the Block’s numerous remaining prospects.

The Liza phase 1 development, sanctioned in June 2017, is progressing on schedule.  Development drilling began in May and construction of the floating production, storage and offloading vessel (FPSO) and subsea equipment is under way, laying the foundation for first production of gross 120,000 barrels of oil per day (bopd) by early 2020.  Phase 2 of the Liza development, which is targeted for sanction by the end of this year, will use a second FPSO with gross production capacity of approximately 220,000 bopd – start up for Phase 2 is expected by mid-2022.  Planning is underway for a third phase of development, which is targeted to be sanctioned in 2019 and will use an FPSO designed to produce approximately 180,000 bopd gross, with first production as early as 2023.  The collective discoveries on the Stabroek Block to date have established the potential for up to five FPSOs producing over 750,000 bopd gross by 2025.

•	In Canada, offshore Nova Scotia, the operator BP Canada, commenced drilling of the Aspy exploration well (Hess - 50%) in April and anticipates well results in the third quarter.
•	At the Block 42 contract area (Hess - 33%), offshore Suriname, the operator, Kosmos Energy Ltd., has been progressing plans to drill a first exploration well in the third quarter.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$31	$(354)	$6	$(587)
Midstream	30	16	58	34
Corporate, Interest and Other	(191)	(111)	(300)	(220)
Total	$(130)	$(449)	$(236)	$(773)

Net Income (Loss) Attributable to Hess Corporation Per Common Share - Diluted (a)	$(0.48)	$(1.46)	$(0.85)	$(2.53)
(a)	Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of diluted shares.

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Exploration and Production	$10	$—	$(27)	$—
Midstream	—	—	—	—
Corporate, Interest and Other	(84)	—	(81)	—
Total Items Affecting Comparability of Earnings Between Periods, After-Tax	$(74)	$—	$(108)	$—

The items in the table above are explained on pages 27 to 29.

Reconciliations of GAAP and non-GAAP measures

The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Net income (loss) attributable to Hess Corporation	$(130)	$(449)	$(236)	$(773)
Less: Total items affecting comparability of earnings between periods, after-tax	(74)	—	(108)	—
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(56)	$(449)	$(128)	$(773)

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of our E&P operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,534	$1,194	$2,880	$2,450
Gains on asset sales, net	11	—	13	—
Other, net	9	4	24	(1)
Total revenues and non-operating income	1,554	1,198	2,917	2,449
Costs and Expenses
Marketing, including purchased oil and gas	463	272	837	495
Operating costs and expenses	241	316	488	624
Production and severance taxes	42	30	81	61
Midstream tariffs	163	135	314	259
Exploration expenses, including dry holes and lease impairment	62	52	102	110
General and administrative expenses	40	53	97	110
Depreciation, depletion and amortization	407	708	792	1,411
Total costs and expenses	1,418	1,566	2,711	3,070
Results of Operations Before Income Taxes	136	(368)	206	(621)
Provision (benefit) for income taxes	105	(14)	200	(34)
Net Income (Loss) Attributable to Hess Corporation	$31	$(354)	$6	$(587)

Excluding the E&P Items affecting comparability of earnings between periods detailed on page 27, the changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Selling Prices:  Higher realized selling prices in the second quarter and first six months of 2018, improved after-tax results by approximately $245 million and $365 million, respectively, compared to the same periods in 2017.  Average selling prices were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Average Selling Prices (a)
Crude Oil - Per Barrel (Including Hedging)
United States
Onshore	$59.03	$43.83	$57.73	$45.13
Offshore	62.80	44.60	61.08	46.01
Total United States	60.25	44.09	58.77	45.45
Europe	75.26	50.27	70.04	52.01
Africa	73.85	48.81	70.06	49.84
Asia	72.55	41.95	69.53	52.55
Worldwide	62.65	45.95	60.98	47.25

Crude Oil - Per Barrel (Excluding Hedging)
United States
Onshore	$63.47	$43.72	$61.56	$45.07
Offshore	67.14	44.60	64.87	46.01
Total United States	64.66	44.01	62.59	45.41
Europe	75.26	49.72	70.04	51.78
Africa	73.85	48.40	70.06	49.66
Asia	72.55	41.95	69.53	52.55
Worldwide	66.28	45.74	64.05	47.16

Natural Gas Liquids - Per Barrel
United States
Onshore	$20.08	$14.25	$20.42	$16.04
Offshore	24.54	18.47	24.42	19.70
Total United States	20.51	14.64	20.80	16.47
Europe	—	23.95	—	26.19
Worldwide	20.51	14.85	20.80	16.72

Natural Gas - Per Mcf
United States
Onshore	$1.94	$2.20	$2.20	$2.26
Offshore	2.19	2.29	2.15	2.35
Total United States	2.01	2.22	2.19	2.28
Europe	3.53	4.22	3.47	4.10
Asia and other	5.17	3.93	4.92	3.96
Worldwide	4.12	3.19	3.99	3.20
(a)

Selling prices in the United States are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees Worldwide selling prices for the second quarter of 2018 would be $65.66 per barrel for crude oil (including hedging), $69.29 per barrel for crude oil (excluding hedging), $20.73 per barrel for natural gas liquids and $4.20 per mcf for natural gas.  Excluding these fees Worldwide selling prices for the first six months of 2018 would be $64.05 per barrel for crude oil (including hedging), $67.12 per barrel for crude oil (excluding hedging), $21.02 per barrel for natural gas liquids and $4.07 per mcf for natural gas.

The decrease in Sales and other operating revenues from crude oil price derivatives was $52 million and $90 million in the second quarter and first six months of 2018, respectively.  Realized and unrealized losses from crude oil price derivatives decreased Sales and other operating revenues in the second quarter and first six months of 2017 by $12 million and $11 million, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

At December 31, 2017, we had West Texas Intermediate (WTI) crude oil price collars with an average monthly floor price of $50 per barrel and an average monthly ceiling price of $65 per barrel with a notional amount of 115,000 bopd for the full year 2018.  In the first quarter of 2018, we bought back the WTI $65 call options within the crude oil price collars for the period of May 1, 2018 through December 31, 2018.  As a result, during this period we are able to realize average monthly WTI selling prices above $65 per barrel on the crude oil price collars covering the notional amount of 115,000 bopd.  The put options within our crude oil collar contracts remain outstanding with a WTI average monthly floor price of $50 per barrel covering a notional amount of 115,000 bopd through December 31, 2018.  In the second quarter of 2018, we purchased WTI put options with a notional amount of 20,000 bopd and an average monthly floor price of $60 per barrel for calendar year 2019.  In July we purchased additional WTI put options with a notional amount of 30,000 bopd and an average monthly floor price of $60 per barrel for calendar year 2019.

Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Crude Oil - Barrels
United States
Bakken	72	68	72	68
Other Onshore (b)	2	9	1	8
Total Onshore	74	77	73	76
Offshore	34	38	33	43
Total United States	108	115	106	119
Europe (c)	5	28	6	30
Africa (d) (e)	16	32	18	33
Asia	4	2	4	2
Worldwide	133	177	134	184

Natural Gas Liquids - Barrels
United States
Bakken	31	29	29	26
Other Onshore (b)	5	8	5	9
Total Onshore	36	37	34	35
Offshore	4	4	4	5
Total United States	40	41	38	40
Europe (c)	—	1	—	1
Worldwide	40	42	38	41

Natural Gas - Mcf
United States
Bakken	68	66	67	59
Other Onshore	61	99	63	103
Total Onshore	129	165	130	162
Offshore	52	51	44	63
Total United States	181	216	174	225
Europe (c)	6	33	8	36
Asia and other (e)	366	238	347	225
Worldwide	553	487	529	486

Barrels of Oil Equivalent (a)	265	300	260	306

Crude oil and natural gas liquids as a share of total production	65%	73%	66%	74%
(a)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 24.

(b)	We sold our Permian assets in August 2017. Net production averaged 7,000 boepd in the second quarter of 2017 and 8,000 boepd in the first six months of 2017.
(c)	We sold our Norway assets in December 2017. Net production averaged 24,000 boepd in the second quarter of 2017 and 26,000 boepd in the first six months of 2017.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

(d)	We sold our Equatorial Guinea assets in November 2017. Net production averaged 26,000 boepd in the second quarter of 2017 and 28,000 boepd in the first six months of 2017.
(e)

Production from Libya recommenced in the fourth quarter of 2016.  Net production from Libya averaged 18,000 boepd and 20,000 boepd in the second quarter and first six months of 2018, respectively, and 6,000 boepd and 5,000 boepd in the second quarter and first six months of 2017, respectively.

We forecast net production for 2018 to be in the range of 245,000 boepd to 255,000 boepd excluding Libya.

United States:  Bakken net production was higher in the second quarter and first six months of 2018, compared to the corresponding periods in 2017, primarily due to ongoing drilling activity and improved well performance.  Excluding Bakken, net U.S. onshore total production was lower in the second quarter and first six months of 2018, compared to the corresponding periods in 2017, due to natural decline in the Utica shale play and the sale of our Permian assets in August 2017.  U.S. offshore oil production was lower in the second quarter and first six months of 2018, compared to the corresponding periods in 2017, primarily due to the 2018 impact of the shutdown at the third-party operated Enchilada platform and the second quarter 2018 planned well workover at the Tubular Bells Field.

International:  Net production was lower in the second quarter and first six months of 2018, compared to the corresponding periods in 2017, primarily due to the sale of our assets in Equatorial Guinea and Norway, partially offset by higher production from the North Malay Basin full-field development, which commenced production in July 2017, and from Libya.

Sales Volumes:  Lower sales volumes, primarily due to asset sales, decreased after-tax results compared to the same periods in 2017 by approximately $85 million and $230 million in the second quarter and first six months of 2018, respectively.  Worldwide sales volumes from Hess net production, excluding sales volumes of crude oil, natural gas liquids and natural gas purchased from third-parties, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Crude oil - barrels	12,259	15,757	24,070	31,501
Natural gas liquids - barrels	3,620	3,848	6,928	7,471
Natural gas - mcf	50,303	44,390	95,695	87,934
Barrels of Oil Equivalent (a)	24,263	27,003	46,947	53,628

Crude oil - barrels per day	135	174	133	174
Natural gas liquids - barrels per day	40	42	38	41
Natural gas - mcf per day	553	487	529	486
Barrels of Oil Equivalent Per Day (a)	267	297	259	296
(a)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, natural gas liquids do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 24.

Marketing, including purchased oil and gas:  Marketing expense is mainly comprised of costs to purchase crude oil, natural gas liquids and natural gas from our partners in Hess operated wells or other third-parties, primarily in the U.S., and transportation costs for U.S. marketing activities.  The increase in the second quarter and first six months of 2018, compared to the same periods in 2017, primarily reflects the impact of higher benchmark crude oil prices on the cost of purchased volumes.

Cash Operating Costs:  Cash operating costs, consisting of operating costs and expenses, production and severance taxes and E&P general and administrative expenses, were lower in the second quarter and first six months of 2018 on an absolute and per-unit basis, compared to the same periods in 2017, primarily due to the impact of increased low-cost production from North Malay Basin, cost reduction efforts, and sales of higher cost assets in the second half of 2017.

Depreciation, Depletion and Amortization:  Depreciation, depletion and amortization (DD&A) expenses were lower in the second quarter and first six months of 2018 on an absolute and per-unit basis, compared to the same periods in 2017, primarily due to asset sales, a lower DD&A rate at the Bakken due to year-end 2017 proved reserve additions, and the impact of prior year asset impairments.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Unit Costs:  Unit cost per barrel of oil equivalent (boe) information is based on total E&P production volumes and excludes items affecting comparability of earnings as disclosed below.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range (a)
	Three Months Ended		Six Months Ended		Three Months Ended	Twelve Months Ended
	June 30,		June 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2018
Cash operating costs	$13.37	$14.60	$13.41	$14.38	$13.00 — $14.00	$13.00 — $14.00
DD&A	16.85	25.93	16.81	25.51	18.00 — 19.00	18.00 — 19.00
Total Production Unit Costs	$30.22	$40.53	$30.22	$39.89	$31.00 — $33.00	$31.00 — $33.00
(a)	Forecast information excludes any contribution from Libya and items affecting comparability of earnings.

Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Exploratory dry hole costs	$13	$—	$13	$—
Exploration lease and other impairment	10	8	20	15
Geological and geophysical expense and exploration overhead	39	44	69	95
	$62	$52	$102	$110

Exploratory dry hole costs in the second quarter of 2018 relate to the Sorubim-1 well on the Stabroek Block, offshore Guyana and the Bunga Teruntum-1 well in the North Malay Basin.

Exploration expenses, excluding dry hole expense, are estimated to be in the range of $50 million to $60 million in the third quarter of 2018 and $190 million to $210 million for the full year of 2018.

Income Taxes:  E&P income tax expense increased in the second quarter and first six months of 2018, compared to the same periods in 2017, primarily due to higher Libya production.  Excluding items affecting comparability of earnings between periods and Libyan operations, the effective income tax rate for E&P operations in the second quarter and first six months of 2018 was not meaningful as results on a pre-tax basis were essentially break-even, while the E&P effective rate on the same basis was a benefit of 8% and 10% in the second quarter and first six months of 2017, respectively.  Excluding items affecting comparability of earnings between periods and Libyan operations, the E&P effective income tax rate is expected to be an expense in the range of 0% to 4% in the third quarter of 2018, and a benefit in the range of 16% to 20% for the full year of 2018.

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

Items Affecting Comparability of Earnings Between Periods:  In the second quarter of 2018, we recorded a gain of $10 million ($10 million after-tax) associated with the sale of our interests in Ghana.  In the first quarter of 2018, we recorded a net after-tax severance charge of $37 million related to a previously disclosed cost reduction program.  The pre-tax amounts are reported in Operating costs and expenses ($19 million), Exploration expenses, including dry holes and lease impairment ($3 million) and General and administrative expenses ($15 million), in the Statement of Consolidated Income.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Midstream

Following is a summarized income statement of our Midstream operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$176	$157	$343	$306
Other, net	2	—	3	—
Total revenues and non-operating income	178	157	346	306

Costs and Expenses
Operating costs and expenses	47	58	88	108
General and administrative expenses	3	3	6	8
Interest expense	15	6	30	11
Depreciation, depletion and amortization	31	32	62	64
Total costs and expenses	96	99	186	191

Results of Operations Before Income Taxes	82	58	160	115
Provision (benefit) for income taxes (a)	9	10	18	21
Net income (loss)	73	48	142	94
Less: Net income (loss) attributable to noncontrolling interests (b)	43	32	84	60
Net Income (Loss) Attributable to Hess Corporation	$30	$16	$58	$34
(a)

The provision for income taxes in the Midstream segment is presented before consolidating its operations with other U.S. activities of the Company and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact is presented in the E&P segment.

(b)	The noncontrolling interests’ share of income is not subject to tax and, therefore, is a pre-tax amount.

Total revenues and non-operating income for the second quarter and first six months of 2018 increased, compared to the corresponding periods in 2017, primarily due to higher throughput volumes, partially offset by prior year activity associated with our former Permian assets that were sold in August 2017.

Operating costs and expenses for the second quarter and first six months of 2018 decreased, compared to the corresponding periods in 2017, primarily due to the sale of our former Permian assets.  The increase in interest expense in the second quarter and first six months of 2018, compared to the corresponding periods in 2017, reflects higher borrowings by Hess Infrastructure Partners L.P. (HIP) relative to the prior year following HIP’s issuance of fixed-rate notes in the fourth quarter of 2017.

Net income attributable to Hess Corporation from the Midstream segment is estimated to be approximately $30 million in the third quarter of 2018 and approximately $115 million for the full year of 2018.

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$24	$39	$49	$73
Interest expense	88	97	180	193
Less: Capitalized interest	(5)	(21)	(9)	(38)
Interest expense, net	83	76	171	155
Corporate, Interest and Other expenses before income taxes	107	115	220	228
Provision (benefit) for income taxes	—	(4)	(1)	(8)
Net Corporate, Interest and Other expenses after income taxes	107	111	219	220
Items affecting comparability of earnings between periods, after-tax	84	—	81	—
Total Corporate, Interest and Other Expenses After Income Taxes	$191	$111	$300	$220

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Corporate and other expenses, excluding items affecting comparability, were lower in the second quarter and first six months of 2018, compared with the corresponding periods in 2017, primarily due to higher interest income and lower employee compensation costs in the current year.  Interest expense was lower in the second quarter and first six months of 2018, compared with the corresponding periods in 2017, primarily due to lower average borrowings.  Capitalized interest was lower in the second quarter and first six months of 2018, compared with the corresponding periods in 2017, primarily due to the Stampede Field that commenced production in January 2018.  Third quarter 2018 corporate expenses are expected to be in the range of $25 million to $30 million, and interest expense is expected to be approximately $85 million.  We estimate corporate expenses for full year 2018 to be in the range of $100 million to $110 million, and interest expense to be in the range of $340 million to $345 million.

Items Affecting Comparability of Earnings Between Periods:  In the three and six months ended June 30, 2018, we recognized pre-tax charges totaling $26 million ($26 million after income taxes) and $53 million ($53 million after income taxes), respectively, related to the premium paid for debt repurchases.  In the second quarter of 2018, we recorded a pre-tax charge of $58 million ($58 million after income taxes) resulting from the settlement of legal claims related to former downstream interests.  In addition, in the first quarter of 2018, as required under accounting standards’ intraperiod allocation rules, we recognized a noncash income tax benefit of $30 million to offset a noncash income tax expense recognized in other comprehensive income, resulting from a reduction in our pension liabilities.

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

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

	June 30,	December 31,
	2018	2017
	(In millions, except ratio)
Cash and cash equivalents (a)	$2,908	$4,847
Current maturities of long-term debt	87	580
Total debt (b)	6,439	6,977
Total equity	11,336	12,354
Debt to capitalization ratio (c)	36.2%	36.1%
(a)	Includes $420 million of cash attributable to HIP, our 50/50 Midstream joint venture, at June 30, 2018 (December 31, 2017: $356 million).
(b)	Includes $982 million of debt outstanding at June 30, 2018 from HIP that is non-recourse to Hess Corporation (December 31, 2017: $980 million).
(c)	Total debt as a percentage of the sum of total debt plus equity.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended, June 30,
	2018	2017
	(In millions)
Net cash provided by (used in):
Operating activities	$635	$514
Investing activities	(906)	(691)
Financing activities	(1,668)	(63)
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,939)	$(240)

Operating activities:  Net cash provided by operating activities was $635 million in the first six months of 2018, compared to $514 million in the first six months of 2017.  The increase in 2018 operating cash flows primarily reflects higher benchmark crude oil prices, and lower operating costs, partially offset by lower production volumes.  Changes in working capital was a use of cash of $225 million in the first six months of 2018, and a use of cash of $291 million in the first six months of 2017.  Changes in working capital during 2018 primarily related to a reduction in accounts payable and accrued liabilities, and premiums paid on commodity contracts.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Investing activities:  Cash outflows from investing activities increased in the first six months of 2018 due to lower proceeds received from assets sales in 2018 of $33 million, compared to proceeds of $179 million in 2017.  Additions to property, plant and equipment, were essentially flat compared to the same period in 2017, reflecting ongoing drilling activity in the Bakken, increased activity at the Liza Phase 1 development, exploratory drilling in Nova Scotia, offshore Canada, and lower activity in the Gulf of Mexico. The Midstream segment invested $41 million to its 50/50 joint venture with Targa Resources that was formed in 2018.  The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Six Months Ended, June 30,
	2018	2017
	(In millions)
Capital expenditures incurred - E&P	$(840)	$(825)
Increase (decrease) in related liabilities	47	39
Additions to property, plant and equipment - E&P	$(793)	$(786)

Capital expenditures incurred - Midstream	$(121)	$(48)
Increase (decrease) in related liabilities	21	(36)
Additions to property, plant and equipment - Midstream	$(100)	$(84)

Financing activities: In the first six months of 2018, net debt repayments totaled $591 million including the redemption of 8.125% notes due 2019, compared to $73 million in the first six months of 2017.  In the first six months of 2018, we cash settled the repurchase of $890 million of common stock (2017: $- million).  In addition, we paid common and preferred stock dividends totaling $176 million in the first six months of 2018, compared to $182 million in the first six months of 2017.  In the second quarter of 2017, Hess Midstream Partners LP received $365.5 million from the issuance of common units in an initial public offering, of which $350 million was distributed 50/50 to Hess Corporation and GIP.

Future Capital Requirements and Resources

Excluding our Midstream segment, we ended the second quarter of 2018 with approximately $2.5 billion in cash and cash equivalents, total liquidity including available committed credit facilities of approximately $6.8 billion and no significant near-term debt maturities.

Net cash provided by operating activities was $635 million in the first six months of 2018, compared to $514 million in the first six months of 2017, which includes uses of working capital of $225 million and $291 million, respectively.  Capital expenditures incurred were $961 million in the first six months of 2018 and $873 million in the first six months of 2017.  Based on current forward strip crude oil prices for 2018, we forecast a reduced net operating cash flow deficit (including capital expenditures) in 2018 compared with 2017.  We expect to fund our remaining 2018 net operating cash flow deficit (including capital expenditures), and repurchase the remaining $500 million of common stock under our $1.5 billion stock repurchase program with cash and cash equivalents existing at June 30, 2018.

The table below summarizes the capacity, usage and available capacity of our borrowings and letter of credit facilities at June 30, 2018:

				Letters of
	Expiration			Credit	Total	Available
	Date	Capacity	Borrowings	Issued	Used	Capacity
		(In millions)
Hess Corporation
Revolving credit facility - Hess Corporation (a)	January 2021	$4,000	$—	$—	$—	$4,000
Committed lines	Various (b)	370	—	29	29	341
Uncommitted lines	Various (b)	261	—	261	261	—
Total - Hess Corporation		$4,631	$—	$290	$290	$4,341

Midstream
Revolving credit facility - HIP (c)	November 2022	600	—	—	—	600
Revolving credit facility - Hess Midstream Partners LP (HESM) (d)	March 2021	300	—	—	—	300
Total - Midstream		$900	$—	$—	$—	$900
(a)	In January 2020, the capacity reduces to $3.7 billion.
(b)	Committed and uncommitted lines have expiration dates through 2019 and 2018, respectively
(c)	This facility may only be utilized by HIP and is non-recourse to Hess Corporation.
(d)	This facility may only be utilized by HESM and is non-recourse to Hess Corporation.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Hess Corporation’s $4.0 billion syndicated revolving credit facility expires in January 2021, with commitments of $3.7 billion available for the final year.  Borrowings on the facility will generally bear interest at 1.30% above the London Interbank Offered Rate (LIBOR).  The interest rate will be higher if our credit rating is lowered.  The facility contains a financial covenant that limits the amount of the total borrowings on the last day of each fiscal quarter to 60% of the Corporation’s total capitalization, defined as total debt plus stockholders’ equity.  As of June 30, 2018, Hess Corporation had no outstanding borrowings under this facility and was in compliance with this financial covenant.

We also have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

HIP has $800 million of senior secured syndicated credit facilities, consisting of a $600 million 5-year revolving credit facility and a drawn $200 million 5-year Term Loan A facility.  The revolving credit facility can be used for borrowings and letters of credit to fund the joint venture’s operating activities and capital expenditures.  Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  The interest rate is subject to adjustment based on HIP’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If HIP obtains an investment grade credit rating, as defined in the amended credit agreement, pricing levels will be based on the credit ratings in effect from time to time.  The credit facilities contain financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to cash interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.  The credit agreement includes a secured leverage ratio test not to exceed 3.75 to 1.00 for so long as the facilities remain secured.  HIP was in compliance with these financial covenants at June 30, 2018.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At June 30, 2018, HIP’s revolving credit facility was undrawn and borrowings under the Term Loan A facility amounted to $200 million, excluding deferred issuance costs.  The credit facilities are secured by first priority perfected liens on substantially all of HIP’s and certain of its wholly-owned subsidiaries’ directly owned assets, including its equity interests in certain subsidiaries, subject to customary exclusions.

Hess Midstream Partners LP (the “Partnership”) has a $300 million 4-year senior secured syndicated revolving credit facility through March 2021 that can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership.  Borrowings on the credit facility will generally bear interest at LIBOR plus an applicable margin of 1.275%.  The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to EBITDA.  If the Partnership obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  The Partnership is subject to customary covenants in the credit agreement, including financial covenants that generally require a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters.  The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly-owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At June 30, 2018, this facility was undrawn.

Market Risk Disclosures

We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 13, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.

Financial Risk Management Activities

We have outstanding foreign exchange contracts with notional amounts totaling $16 million at June 30, 2018 that are used to reduce our exposure to fluctuating foreign exchange rates for the British Pound.  The change in fair value of foreign exchange contracts from a 10% strengthening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $2 million at June 30, 2018.

At June 30, 2018, our outstanding long‑term debt of $6,439 million, including current maturities, had a fair value of $6,925 million.  A 15% increase or decrease in the rate of interest would decrease or increase the fair value of debt by approximately $490 million or $560 million, respectively.

At June 30, 2018, we have outstanding West Texas Intermediate (WTI) crude oil put contracts.  See Note 13, Financial Risk Management Activities in the Notes to Consolidated Financial Statements. As of June 30, 2018, an assumed 10% increase in the forward WTI crude oil prices used in determining the fair value of our crude oil put contracts would reduce the fair value of these derivatives instruments by approximately $10 million, while an assumed 10% decrease in the same WTI crude oil prices would increase the fair value of these derivative instruments by approximately $20 million.

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

Item 4.Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2018.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

Information regarding legal proceedings is contained in Note 11, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 2.          Share Repurchase Activities.

Our common share repurchase activities for the three months ended June 30, 2018, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c) (In millions)
April	8,039,878	$58.49	8,039,878	$1,150
May	—	—	—	1,150
June	508,742	58.49	508,742	1,150
Total	8,548,620	$58.49	8,548,620
(a)

In April 2018, we entered into an accelerated share repurchase program (ASR) with a financial institution to repurchase $500 million of our common stock, in which we received an initial delivery of approximately 8 million shares and upon completion of this transaction in June, we received an additional delivery of approximately 0.5 million shares of our common stock.  The transaction price was determined by the volume-weighted average price of the shares during the term less a negotiated discount.

(b)	Since initiation of the buyback program in August 2013, total shares repurchased through June 30, 2018 amounted to 83.3 million at a total cost of $6.3 billion including transaction fees.
(c)

In March 2013, we announced that our Board of Directors approved a stock repurchase program that authorized the purchase of common stock up to a value of $4.0 billion.  In May 2014, the share repurchase program was increased to $6.5 billion and in March 2018, it was increased further to $7.5 billion.

(a)

PART II – OTHER INFORMATION (CONT’D.)

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

Date: August 1, 2018