Form 10-Q
period 2019-03-31
HESS CORP
filed 2019-05-01
CIK 4447

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 31, 2019, there were 304,280,819 shares of Common Stock outstanding.

Securities registered or to be registered in pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	HES	New York Stock Exchange

HESS CORPORATION

Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2019	2018
	(In millions,
	except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,300	$2,694
Accounts receivable:
From contracts with customers	868	771
Joint venture and other	248	230
Inventories	274	245
Other current assets	144	519
Total current assets	3,834	4,459
Property, plant and equipment:
Total — at cost	33,446	33,222
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,548	17,139
Property, plant and equipment — net	15,898	16,083
Operating lease right-of-use assets — net	713	—
Finance lease right-of-use assets — net	332	—
Goodwill	360	360
Deferred income taxes	22	21
Other assets	557	510
Total Assets	$21,716	$21,433
Liabilities
Current Liabilities:
Accounts payable	$399	$495
Accrued liabilities	1,369	1,560
Taxes payable	89	81
Current maturities of long-term debt	12	67
Current portion of operating and finance lease obligations	402	—
Total current liabilities	2,271	2,203
Long-term debt	6,550	6,605
Long-term operating lease obligations	436	—
Long-term finance lease obligations	250	—
Deferred income taxes	420	421
Asset retirement obligations	745	741
Other liabilities and deferred credits	491	575
Total Liabilities	11,163	10,545
Equity
Hess Corporation stockholders’ equity:
Preferred stock, par value $1.00; Authorized — 20,000,000 shares
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — 0 shares (2018: 574,997)	—	1
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 304,280,819 shares (2018: 291,434,534)	304	291
Capital in excess of par value	5,481	5,386
Retained earnings	4,207	4,257
Accumulated other comprehensive income (loss)	(650)	(306)
Total Hess Corporation stockholders’ equity	9,342	9,629
Noncontrolling interests	1,211	1,259
Total equity	10,553	10,888
Total Liabilities and Equity	$21,716	$21,433

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,572	$1,346
Gains on asset sales, net	—	7
Other, net	27	37
Total revenues and non-operating income	1,599	1,390

Costs and Expenses
Marketing, including purchased oil and gas	408	358
Operating costs and expenses	266	288
Production and severance taxes	39	39
Exploration expenses, including dry holes and lease impairment	34	40
General and administrative expenses	87	110
Interest expense	98	103
Loss on debt extinguishment	—	27
Depreciation, depletion and amortization	498	417
Total costs and expenses	1,430	1,382
Income (Loss) Before Income Taxes	169	8
Provision (benefit) for income taxes	94	73
Net Income (Loss)	75	(65)
Less: Net income (loss) attributable to noncontrolling interests	43	41
Net Income (Loss) Attributable to Hess Corporation	32	(106)
Less: Preferred stock dividends	4	11
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$28	$(117)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$0.09	$(0.38)
Diluted	$0.09	$(0.38)
Weighted Average Number of Common Shares Outstanding:
Basic	297.4	309.5
Diluted	299.7	309.5
Common Stock Dividends Per Share	$0.25	$0.25

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
	(In millions)

Net Income (Loss)	$75	$(65)

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(15)	31
Income taxes on effect of hedge (gains) losses reclassified to income	—	—
Net effect of hedge (gains) losses reclassified to income	(15)	31
Change in fair value of cash flow hedges	(346)	(22)
Income taxes on change in fair value of cash flow hedges	—	—
Net change in fair value of cash flow hedges	(346)	(22)
Change in derivatives designated as cash flow hedges, after taxes	(361)	9

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	6	125
Income taxes on actuarial changes in plan liabilities	—	(30)
(Increase) reduction in unrecognized actuarial losses, net	6	95
Amortization of net actuarial losses	11	12
Income taxes on amortization of net actuarial losses	—	—
Net effect of amortization of net actuarial losses	11	12
Change in pension and other postretirement plans, after taxes	17	107
Other Comprehensive Income (Loss)	(344)	116

Comprehensive Income (Loss)	(269)	51
Less: Comprehensive income (loss) attributable to noncontrolling interests	43	41
Comprehensive Income (Loss) Attributable to Hess Corporation	$(312)	$10

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$75	$(65)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains on asset sales, net	—	(7)
Depreciation, depletion and amortization	498	417
Exploration lease and other impairment	7	10
Stock compensation expense	27	13
Noncash (gains) losses on commodity derivatives, net	29	38
Provision (benefit) for deferred income taxes and other tax accruals	(1)	(36)
Loss on debt extinguishment	—	27
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(117)	(11)
(Increase) decrease in inventories	(29)	(7)
Increase (decrease) in accounts payable and accrued liabilities	(204)	(135)
Increase (decrease) in taxes payable	8	(1)
Changes in other operating assets and liabilities	(55)	(33)
Net cash provided by (used in) operating activities	238	210

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(521)	(363)
Additions to property, plant and equipment - Midstream	(150)	(37)
Payments for Midstream equity investments	(7)	(24)
Proceeds from asset sales, net of cash sold	—	6
Other, net	(2)	(4)
Net cash provided by (used in) investing activities	(680)	(422)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	199	—
Debt with maturities of greater than 90 days:
Repayments	(3)	(434)
Payments on finance lease obligations	(23)	—
Common stock acquired and retired	(25)	(371)
Cash dividends paid	(88)	(89)
Noncontrolling interests, net	(13)	(12)
Other, net	1	(3)
Net cash provided by (used in) financing activities	48	(909)

Net Increase (Decrease) in Cash and Cash Equivalents	(394)	(1,121)
Cash and Cash Equivalents at Beginning of Year	2,694	4,847
Cash and Cash Equivalents at End of Period	$2,300	$3,726

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance at January 1, 2019	$1	$291	$5,386	$4,257	$(306)	$9,629	$1,259	$10,888
Net income (loss)	—	—	—	32	—	32	43	75
Other comprehensive income (loss)	—	—	—	—	(344)	(344)	—	(344)
Preferred stock conversion	(1)	12	(11)	—	—	—	—	—
Share-based compensation activity	—	1	28	—	—	29	—	29
Dividends on preferred stock	—	—	—	(4)	—	(4)	—	(4)
Dividends on common stock	—	—	—	(78)	—	(78)	—	(78)
Sale of water business to Hess Infrastructure Partners	—	—	78	—	—	78	(78)	—
Noncontrolling interests, net	—	—	—	—	—	—	(13)	(13)
Balance at March 31, 2019	$—	$304	$5,481	$4,207	$(650)	$9,342	$1,211	$10,553

Balance at January 1, 2018	$1	$315	$5,824	$5,597	$(686)	$11,051	$1,303	$12,354
Cumulative effect of adoption of new accounting standards	—	—	—	1	(1)	—	—	—
Net income (loss)	—	—	—	(106)	—	(106)	41	(65)
Other comprehensive income (loss)	—	—	—	—	116	116	—	116
Share-based compensation activity	—	1	12	—	—	13	—	13
Dividends on preferred stock	—	—	—	(11)	—	(11)	—	(11)
Dividends on common stock	—	—	—	(78)	—	(78)	—	(78)
Common stock acquired and retired	—	(8)	(135)	(237)	—	(380)	—	(380)
Noncontrolling interests, net	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2018	$1	$308	$5,701	$5,166	$(571)	$10,605	$1,332	$11,937

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2019 and December 31, 2018, the consolidated results of operations for the three months ended March 31, 2019 and 2018, and consolidated cash flows for the three months ended March 31, 2019 and 2018.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by generally accepted accounting principles (GAAP) in the United States have been condensed or omitted from these interim financial statements.  These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

On January 1, 2019, we adopted Accounting Standards Codification (ASC) Topic 842, Leases.  ASC 842 supersedes ASC 840 and requires the recognition of right-of-use assets and lease obligations for all leases with lease terms greater than one year, including leases previously treated as operating leases under ASC 840.  We adopted ASC 842 using the modified retrospective method which allows the standard to be applied prospectively.  No cumulative effect adjustment was recorded to Retained Earnings at January 1, 2019, and comparative financial statements for periods prior to adoption of ASC 842 were not affected.  We elected to apply a number of practical expedients permitted by the standard, including not needing to reassess: (i) whether existing contracts are (or contain) leases, (ii) whether the lease classification for existing leases would differ under ASC 842, (iii) whether initial direct costs incurred for existing leases are capitalizable under ASC 842, and (iv) land easements that were not previously accounted for as leases under ASC 840.  We also elected to not recognize a lease liability or right-of-use asset for short-term leases as defined in ASC 842.  This standard does not apply to leases acquired for oil and gas producing activities that are accounted for under ASC 932, Extractive Activities – Oil and Gas.

The adoption of ASC 842 did not have an impact on our Statement of Consolidated Income or Statement of Consolidated Cash Flows.  The impact of adoption on our Consolidated Balance Sheet on January 1, 2019, was as follows:

	December 31, 2018	Adjustment for Finance Leases	Adjustment for Operating Leases	January 1, 2019
	(In Millions)
Assets
Property, plant and equipment — net	$16,083	$(346)	$—	$15,737
Operating lease right-of-use assets — net	—	—	804	804
Finance lease right-of-use assets — net	—	346	—	346
Liabilities
Accrued liabilities	1,560	—	(2)	1,558
Current maturities of long-term debt	67	(55)	—	12
Current portion of operating and finance lease obligations	—	55	382	437
Long-term debt	6,605	(254)	—	6,351
Long-term operating lease obligations	—	—	516	516
Long-term finance lease obligations	—	254	—	254
Other liabilities and deferred credits	575	—	(92)	483

New Accounting Pronouncements:  In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses.  This ASU makes changes to the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments.  The standard requires the use of a forward-looking "expected loss" model compared to the current "incurred loss" model.  We expect to adopt this ASU in the first quarter of 2020 when the standard becomes effective.  We continue to evaluate this ASU but do not believe it will have a material impact on our Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.  Leases

We determine if an arrangement is an operating lease or a finance lease at inception by evaluating whether the contract conveys the right to control an identified asset during the period of use.  Right-of use (ROU) assets represent our right to use an identified asset for the lease term and lease obligations represent our obligation to make payments as set forth in the lease arrangement.  ROU assets and liabilities are recognized in the Consolidated Balance Sheet at the commencement date based on the present value of the minimum lease payments over the lease term.  Where the implicit discount rate in a lease is not readily determinable, we use our incremental borrowing rate based on information available at the commencement date for determining the present value of the minimum lease payments.  The lease term used in measurement of our lease obligations includes options to extend or terminate the lease when, in our judgment, it is reasonably certain that we will exercise that option.  Variable lease payments that depend on an index or a rate are included in the measurement of lease obligations using the index or rate at the commencement date.  Variable lease payments that vary because of changes in facts or circumstances after the commencement date of the lease are not included in the minimum lease payments used to measure lease obligations.  We have agreements that include financial obligations for lease and nonlease components.  For purposes of measuring lease obligations, we have elected not to separate nonlease components from lease components for the following classes of assets:  drilling rigs, office space, offshore vessels, and aircraft.  We apply a portfolio approach to account for operating lease ROU assets and liabilities for certain vehicles, railcars, field equipment and office equipment leases.

Finance lease cost is recognized as amortization of the ROU asset and interest expense on the lease liability.  Operating lease cost is generally recognized on a straight-line basis.  Operating lease costs for drilling rigs used to drill development wells and successful exploration wells are capitalized.  Operating lease cost for other ROU assets used in oil and gas producing activities are either capitalized or expensed on a straight-line basis based on the nature of operation for which the ROU asset is utilized.

Leases with an initial term of 12 months or less are not recorded on the balance sheet as permitted under ASC 842.  We recognize lease cost for short-term leases on a straight-line basis over the term of the lease.  Some of our leases include one or more options to renew.  The renewal option is at our sole discretion and is not included in the lease term for measurement of the lease obligation unless we are reasonably certain, at the commencement date of the lease, to renew the lease.

Operating and finance leases presented on the Consolidated Balance Sheet at March 31, 2019 were as follows:

	Operating Leases	Finance Leases
	(In millions)
Right-of-use assets — net (a)	$713	$332
Lease obligations:
Current	$366	$36
Long-term	436	250
Total lease obligations	$802	$286
(a)	Finance lease Right-of-use assets have a cost of $384 million and accumulated amortization of $52 million.

Lease obligations represent 100% of the present value of future minimum lease payments in the lease arrangement.  Where we have contracted directly with a lessor in our role as operator of an unincorporated oil and gas venture, we bill our partners their proportionate share for reimbursements as payments under lease agreements become due pursuant to the terms of our joint operating and other agreements.

The nature of our leasing arrangements at March 31, 2019 was as follows:

Operating leases:  In the normal course of business, we primarily lease drilling rigs, office space, logistical assets (offshore vessels, aircraft, and shorebases), and equipment.

Finance leases:  In 2018, we entered into a sale and lease-back arrangement for a floating storage and offloading vessel (FSO) to handle produced condensate at North Malay Basin, offshore Peninsular Malaysia (Hess operated – 50%).  No gain or loss was recognized from the sale transaction.  The remaining lease term utilized in the lease obligation is 14.5 years.  At March 31, 2019, the carrying value of the Finance lease asset is $256 million and the carrying value of the Finance lease obligation is $266 million.  We have another finance lease obligation of $20 million at March 31, 2019 that will be settled in the second quarter of 2019.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Maturities of lease obligations at March 31, 2019 were as follows:

	Operating Leases	Finance Leases
	(In millions)
2019	$308	$48
2020	183	36
2021	71	36
2022	64	36
2023	64	36
Remaining years	197	248
Total lease payments	887	440
Less: Imputed interest	(85)	(154)
Total lease obligations	$802	$286

The following information relates to the Operating and Finance leases recorded at March 31, 2019:

	Operating Leases	Finance Leases
Weighted average remaining lease term	4.7 years	13.5 years
Range of remaining lease terms	0.1 - 9.3 years	0.2 - 14.5 years
Weighted average discount rate	4.3%	7.8%

 The components of lease costs in the first quarter of 2019 were as follows (in millions):

Operating lease cost	$103
Finance lease cost:
Amortization of leased assets	13
Interest on lease obligations	6
Short-term lease cost (a)	32
Variable lease cost (b)	19
Sublease income (c)	(3)
Total lease cost	$170
(a)

Short-term lease cost is primarily attributable to equipment used in global exploration, development, and production activities.  Future short-term lease costs will vary based on activity levels of our operated assets.

(b)

Variable lease costs for the drilling rig leases result from differences in the minimum rate and the actual usage of the ROU asset during the lease period.  Variable lease costs for logistical assets result from differences in stated monthly rates and total charges reflecting the actual usage of the ROU asset during the lease period.  Variable lease costs for our office leases represent common area maintenance charges which have not been separated from lease components.

(c)	We sublease certain of our office space to third parties under our head lease.

The above lease costs represent 100% of the lease payments due for the period, including where we as operator have contracted directly with suppliers.  As the payments under lease agreements where we are operator become due, we bill our partners their proportionate share for reimbursement pursuant to the terms of our joint operating agreements.  Reimbursements are not reflected in the table above.  Certain lease costs above associated with exploration and development activities are included in capital expenditures.

Supplemental cash flow information related to leases for the first quarter of 2019 was as follows:

	Operating Leases	Finance Leases
	(In millions)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows	$106	$6
Financing cash flows	—	23
Noncash transactions:
Leased assets recognized for new lease obligations incurred	3	—

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.  Preferred Stock Conversion

On January 31, 2019, the Corporation’s 8.00% Series A Mandatory Convertible Preferred Stock (Preferred Stock) automatically converted into shares of common stock at a rate of 21.822 shares of common stock per share of Preferred Stock.  In total, the Preferred Stock was converted into approximately 12.5 million shares of common stock.  In connection with the Preferred Stock offering in 2016, the Company entered into capped call transactions to reduce the potential dilution to the Company’s common stock upon conversion of the Preferred Stock, subject to a cap.  The Company received approximately 0.9 million shares of common stock upon settlement of the capped call transactions.  As a result, the net number of common shares issued by the Company upon conversion of the Preferred Stock was approximately 11.6 million shares.

4.  Revenue

Revenue from contracts with customers on a disaggregated basis was as follows (in $ millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Denmark	Libya	Malaysia & JDA	E&P Total
Three Months Ended March 31, 2019
Sales of our net production volumes:
Crude oil revenue	$682	$16	$91	$21	$810	$—	$—	$810
Natural gas liquids revenue	68	—	—	—	68	—	—	68
Natural gas revenue	42	3	6	180	231	—	—	231
Sales of purchased oil and gas	426	—	22	—	448	—	—	448
Intercompany revenue	—	—	—	—	—	190	(190)	—
Total revenues from contracts with customers	1,218	19	119	201	1,557	190	(190)	1,557
Other operating revenues (a)	15	—	—	—	15	—	—	15
Total sales and other operating revenues	$1,233	$19	$119	$201	$1,572	$190	$(190)	$1,572

Three Months Ended March 31, 2018
Sales of our net production volumes:
Crude oil revenue	$593	$33	$99	$43	$768	$—	$—	$768
Natural gas liquids revenue	71	—	—	—	71	—	—	71
Natural gas revenue	39	3	8	128	178	—	—	178
Sales of purchased oil and gas	325	—	24	14	363	—	—	363
Intercompany revenue	—	—	—	—	—	167	(167)	—
Total revenues from contracts with customers	1,028	36	131	185	1,380	167	(167)	1,380
Other operating revenues (a)	(34)	—	—	—	(34)	—	—	(34)
Total sales and other operating revenues	$994	$36	$131	$185	$1,346	$167	$(167)	$1,346
(a)	Includes gains (losses) on commodity derivatives.

There have been no significant changes to contracts with customers or composition thereof during the first quarter of 2019.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, NGLs, or natural gas.  We did not recognize any credit losses on receivables with customers in the first quarter of 2019 or 2018.

5.  Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2019	2018
	(In millions)
Crude oil and natural gas liquids	$96	$74
Materials and supplies	178	171
Total Inventories	$274	$245

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the three months ended March 31, 2019 (in millions):

Balance at January 1, 2019	$418
Additions to capitalized exploratory well costs pending the determination of proved reserves	48
Balance at March 31, 2019	$466

Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $309 million at March 31, 2019 and primarily related to:

Guyana: Approximately 45% of the capitalized well costs in excess of one year relates to the Liza-4, Pacora-1, Payara-1, Payara-2, Ranger-1 and Snoek-1 wells on the Stabroek Block, offshore Guyana (Hess 30%), where hydrocarbons were encountered.  The operator plans to integrate the Liza-4 discovery into the second phase of development, which is expected to commence production by mid-2022.  The operator plans to integrate the Pacora-1, Payara-1 and Payara-2 discoveries into the third phase of development, which is expected to commence production as early as 2023.  The Snoek discovery is expected to produce into the Liza Phase 1 floating, production storage and offloading (FPSO) vessel under a subsequent phase of development, and the operator is planning further drilling at the Ranger discovery.

Gulf of Mexico: Approximately 40% of the capitalized well costs in excess of one year relates to the appraisal of the northern portion of the Shenzi Field (Hess 28%) in the Gulf of Mexico, where hydrocarbons were encountered in the fourth quarter of 2015.  Following exploration and appraisal drilling activities completed by the operator in prior years on adjacent blocks to the north of our Shenzi blocks, the operator is planning to acquire 3D seismic in 2019 for use in development planning of the northern portion of the Shenzi Field.

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

As of March 31, 2019, the Midstream segment is comprised of HIP, which owns the general partner of Hess Midstream Partners LP (HESM).  HESM owns an approximate 20% controlling interest in the operating companies that comprise our midstream joint venture while HIP owns the remaining 80%, other than the water services business that is wholly owned by HIP as described below.  At March 31, 2019, HIP liabilities totaling $1,273 million (December 31, 2018: $1,105 million) are on a nonrecourse basis to Hess Corporation, while HIP assets available to settle the obligations of HIP include cash and cash equivalents totaling $6 million (December 31, 2018: $109 million) and property, plant and equipment with a carrying value of $2,829 million (December 31, 2018: $2,664 million).

On March 1, 2019, HIP completed the acquisition of Hess’ water services business for $225 million in cash.  As a result of this transaction between entities under common control, we recorded an after-tax gain of $78 million in additional paid-in-capital with an offsetting reduction to noncontrolling interest to reflect the adjustment to GIP’s noncontrolling interest in HIP.

On March 22, 2019, HIP and HESM acquired crude oil and gas gathering assets, and HIP acquired water gathering assets of Summit Midstream Partners LP’s Tioga Gathering System for aggregate cash consideration of approximately $90 million, with the potential for an additional $10 million of contingent payments in future periods subject to certain future performance metrics.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Service cost	$10	$14
Interest cost (a)	24	23
Expected return on plan assets (a)	(45)	(49)
Amortization of unrecognized net actuarial losses (a)	11	12
Curtailment gains (a)	—	(2)
Pension (income) expense (a)	$—	$(2)

(a) Net non-service pension cost included in Other, net in the Statement of Consolidated Income in the first quarter of 2019 was income of $10 million (2018: $16 million of income).

In 2019, we expect to contribute $40 million to our funded pension plans.  Through March 31, 2019, we have contributed $10 million.

9.  Debt

In the first quarter of 2019, HIP and HESM borrowed a total of $199 million from their revolving credit facilities.  In the first quarter of 2018, we paid $415 million to redeem $350 million principal amount of 8.125% notes due 2019 with a carrying value of $349 million at December 31, 2017, and to purchase other notes with a carrying value of $38 million at December 31, 2017.  Concurrent with the redemption of the 2019 notes, we terminated interest rate swaps with a notional amount of $350 million.  First quarter 2018 results included a pre-tax charge of $27 million for the loss on extinguishment of the redeemed and purchased notes.

10.  Weighted Average Common Shares

The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Net income (loss) attributable to Hess Corporation Common Stockholders:

Net income (loss)	$75	$(65)
Less: Net income (loss) attributable to noncontrolling interests	43	41
Less: Preferred stock dividends	4	11
Net income (loss) attributable to Hess Corporation Common Stockholders	$28	$(117)

Weighted average number of common shares outstanding:

Basic	297.4	309.5
Effect of dilutive securities
Restricted common stock	1.2	—
Stock options	0.2	—
Performance share units	0.9	—
Diluted	299.7	309.5

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended
	March 31,
	2019	2018
Restricted common stock	57,252	2,922,316
Stock options	3,394,418	5,807,579
Performance share units	65,661	623,088
Common shares from conversion of preferred stocks	3,930,663	12,584,974

During the first quarter of 2019, we granted 941,082 shares of restricted stock (2018: 1,081,923), 234,866 performance share units (2018: 278,003) and 526,968 stock options (2018: 683,167).

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

In March 2014, we received an Administrative Order from EPA requiring us and 26 other parties to undertake the Remedial Design for the remedy selected by the EPA for the Gowanus Canal Superfund Site in Brooklyn, New York.  The remedy includes dredging of surface sediments and the placement of a cap over the deeper sediments throughout the Canal and in-situ stabilization of certain contaminated sediments that will remain in place below the cap.  EPA’s original estimate was that this remedy would cost $506 million; however, the ultimate costs that will be incurred in connection with the design and implementation of the remedy remain uncertain.  Our alleged liability derives from our former ownership and operation of a fuel oil terminal and connected ship-building and repair facility adjacent to the Canal.  We agreed to comply with the EPA Administrative Order and are currently contributing funding for the Remedial Design based on an allocation of costs among the parties determined by a third-party expert.

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

We periodically receive notices from the EPA that we are a “potential responsible party” under the Superfund legislation with respect to various waste disposal sites.  Under this legislation, all potentially responsible parties may be jointly and severally liable.  For any site for which we have received such a notice, the EPA’s claims or assertions of liability against us relating to these sites have not been fully developed, or the EPA’s claims have been settled or a settlement is under consideration, in all cases for amounts that are not material.  The ultimate impact of these proceedings, and of any related proceedings by private parties, on our business or accounts cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates, but is not expected to be material.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.  Segment Information

We currently have two operating segments, Exploration and Production, and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
	(In millions)
For the Three Months Ended March 31, 2019
Sales and Other Operating Revenues - Third-parties	$1,572	$—	$—	$—	$1,572
Intersegment Revenues	—	190	—	(190)	—
Sales and Other Operating Revenues	$1,572	$190	$—	$(190)	$1,572

Net Income (Loss) attributable to Hess Corporation	$109	$37	$(114)	$—	$32
Depreciation, Depletion and Amortization	464	34	—	—	498
Provision (Benefit) for Income Taxes (a)	95	—	(1)	—	94
Capital Expenditures	515	127	—	—	642

For the Three Months Ended March 31, 2018
Sales and Other Operating Revenues - Third-parties	$1,346	$—	$—	$—	$1,346
Intersegment Revenues	—	167	—	(167)	—
Sales and Other Operating Revenues	$1,346	$167	$—	$(167)	$1,346

Net Income (Loss) attributable to Hess Corporation	$(25)	$28	$(109)	$—	$(106)
Depreciation, Depletion and Amortization	385	31	1	—	417
Provision (Benefit) for Income Taxes (a)	95	9	(31)	—	73
Capital Expenditures	354	37	—	—	391
(a)

Commencing January 1, 2019, management changed its measurement of segment earnings to reflect income taxes on a post U.S. tax consolidation and valuation allowance assessment basis.  In 2018, the provision for income taxes in the Midstream segment was presented before consolidating its operations with other U.S. activities of the Company and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact was presented in the E&P segment.  If 2018 segment results were prepared on a basis consistent with 2019, Midstream segment net income attributable to Hess Corporation would have been $37 million and E&P segment net losses would have been $34 million in the first quarter of 2018.

Identifiable assets by operating segment were as follows:

	March 31,	December 31,
	2019	2018
	(In millions)
Exploration and Production	$16,978	$16,109
Midstream	3,280	3,285
Corporate, Interest and Other	1,458	2,039
Total	$21,716	$21,433

13.  Financial Risk Management Activities

In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations.  At March 31, 2019, these forward contracts relate to the British Pound.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

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

The gross notional amounts of outstanding financial risk management derivative contracts related to West Texas Intermediate (WTI) instruments as of the dates shown below were as follows:

	March 31, 2019	December 31, 2018
Calendar year program	2019	2019
Instrument type	Puts	Puts
Effective date	Apr. 1, 2019	Jan. 1, 2019
End date	Dec. 31, 2019	Dec. 31, 2019
Crude oil volumes (millions of barrels)	26.1	34.7
Floor price	$60	$60

The gross notional amounts of outstanding financial risk management derivative contracts, excluding commodity contracts, were as follows:

	March 31, 2019	December 31, 2018
	(In millions)
Foreign exchange	$43	$16
Interest rate swaps	$100	$100

The table below reflects the gross and net fair values of risk management derivative instruments and their respective financial statement caption in the Consolidated Balance Sheet:

	Assets	Liabilities
	(In millions)
March 31, 2019
Derivative Contracts Designated as Hedging Instruments:
Commodity - Other current assets	$96	$—
Interest rate - Other liabilities and deferred credits (noncurrent)	—	(1)
Total derivative contracts designated as hedging instruments	96	(1)
Gross fair value of derivative contracts	96	(1)
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$96	$(1)

December 31, 2018
Derivative Contracts Designated as Hedging Instruments:
Commodity - Other current assets	$484	$—
Interest rate - Other liabilities and deferred credits (noncurrent)	—	(2)
Total derivative contracts designated as hedging instruments	484	(2)
Gross fair value of derivative contracts	484	(2)
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$484	$(2)

All fair values in the table above are based on Level 2 inputs.

Derivative contracts designated as hedging instruments:

Crude oil derivatives:  Crude oil price hedging contracts increased Sales and other operating revenues by $15 million in the first quarter of 2019 and decreased Sales and other operating revenue by $30 million in the first quarter of 2018.  At March 31, 2019, pre-tax deferred gains in Accumulated other comprehensive income (loss) related to outstanding crude oil price hedging contracts were $3 million, all of which will be reclassified into earnings during the remainder of 2019 as the originally hedged crude oil sales are recognized in earnings.

Interest rate swaps designated as fair value hedges:  At March 31, 2019 and December 31, 2018, we had interest rate swaps with gross notional amounts totaling $100 million, which were designated as fair value hedges and relate to debt where we have converted interest payments on certain long-term debt from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In the first quarter of 2019, the change in fair value of interest rate swaps was a decrease in the liability of $1 million (Q1 2018: increase

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in liability of $3 million) with a corresponding adjustment in the carrying value of the hedged fixed‑rate debt.  In the first quarter of 2018, we paid $3 million, to terminate interest rate swaps with a gross notional amount of $350 million.

Derivative contracts not designated as hedging instruments:

Foreign exchange:  Foreign exchange gains which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income were $5 million in the first quarter of 2019 (2018 Q1: $4 million).  A component of foreign exchange gain is the result of foreign exchange derivative contracts that are not designated as hedges which amounted to a loss of less than $1 million in the first quarter of 2019 (2018 Q1: gain of $2 million).

Crude oil derivatives:  In the first quarter of 2018, noncash adjustments to de-designated crude oil price hedging contracts decreased Sales and other operating revenues by $8 million.

Fair Value Measurement:

We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at March 31, 2019.  At March 31, 2019, total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $6,562 million and a fair value of $6,987 million based on Level 2 inputs.

14.  Subsequent Event

On April 18, 2019 the Corporation terminated its existing revolving credit facility maturing in January 2021 and entered into a new fully undrawn $3.5 billion revolving credit facility with a maturity date of May 15, 2023.  This facility can be used for borrowings and letters of credit. Borrowings on the new facility will generally bear interest at 1.30% above the London Interbank Offered Rate (LIBOR), though the interest rate is subject to adjustment if the Corporation’s credit rating changes. The facility is subject to customary representations, warranties and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the credit agreement for the facility) of the Corporation and its consolidated subsidiaries to 0.650 to 1.000, and customary events of default.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Denmark, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia.  We conduct exploration activities primarily offshore Guyana, Suriname, Canada and in the U.S. Gulf of Mexico.  At the Stabroek Block (Hess 30%), offshore Guyana, we have participated in thirteen significant discoveries.  The Liza Phase 1 development was sanctioned in 2017 and is expected to startup by the first quarter of 2020 with production reaching up to 120,000 gross barrels of oil per day (bopd).  The discovered resources to date on the Stabroek Block are expected to underpin the potential for at least five floating production, storage and offloading (FPSO) vessels producing more than 750,000 gross bopd by 2025.

Our Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGLs); gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane, and water handling services primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.

First Quarter Highlights and Outlook

We project our E&P capital and exploratory expenditures will be approximately $2.9 billion in 2019.  Capital investment for our Midstream operations is expected to be $430 million including assets acquired from Summit Midstream Partners LP.  Oil and gas production in 2019 is forecast to be in the range of 270,000 to 280,000 barrels of oil equivalent per day (boepd) excluding Libya.

Net cash provided by operating activities was $238 million in the first quarter of 2019, compared to $210 million in the first quarter of 2018.  Net cash provided by operating activities before working capital changes was $635 million in the first quarter of 2019 and $397 million in the first quarter of 2018.  Capital expenditures were $642 million in the first quarter of 2019 and $391 million in the prior-year quarter.  Excluding our Midstream segment, we ended the first quarter of 2019 with approximately $2.3 billion in cash and cash equivalents.  Based on current forward strip crude oil prices for 2019, we expect cash flow from operating activities and cash and cash equivalents existing at March 31, 2019 will be sufficient to fund our capital investment program and dividends through the end of 2019.

On January 31, 2019, the 8.00% Series A Mandatory Convertible Preferred Stock automatically converted into shares of common stock.  See Note 3, Preferred Stock Conversion in the Notes to Consolidated Financial Statements.

First Quarter Results

In the first quarter of 2019, we had net income of $32 million, compared to a net loss of $106 million in the first quarter of 2018.  Excluding items affecting comparability of earnings between periods on pages 26 to 27, the adjusted net loss for the first quarter of 2018 was $72 million.  The improved first quarter 2019 results, compared to the adjusted results in the prior year quarter, primarily reflect higher production volumes, partially offset by lower realized crude oil selling prices and higher depreciation, depletion and amortization expense.

Exploration and Production Results

In the first quarter of 2019, E&P had net income of $109 million, compared with a net loss of $25 million in the first quarter of 2018.  Excluding items affecting comparability of earnings between periods, the adjusted net income for the first quarter of 2018 was $12 million.  Total net production, excluding Libya, averaged 278,000 boepd in the first quarter of 2019, compared to 233,000 boepd in the first quarter of 2018 which included 13,000 boepd from a divested asset.  The average realized crude oil selling price, including hedging, was $55.91 per barrel, down from $59.32 in the first quarter of 2018.  The average realized natural gas liquids selling price in the first quarter of 2019 was $18.46 per barrel, down from $21.11 in the prior year quarter, while the average realized natural gas selling price was $4.43 per thousand cubic feet (mcf), up from $3.86 in the first quarter of 2018.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of our ongoing E&P activities:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play averaged 130,000 boepd for the first quarter of 2019 (2018 Q1: 111,000 boepd), due to increased drilling activity and improved well performance.  In the first quarter of 2019, we operated an average of six rigs, drilled 38 wells, and brought 25 new wells on production.  During 2019 we expect to drill 170 wells and bring 160 wells on production.  We forecast net production for full year 2019 to be in the range of 135,000 boepd and 145,000 boepd.

•

In the Gulf of Mexico, net production for the first quarter of 2019 averaged 70,000 boepd (2018 Q1: 41,000 boepd), primarily reflecting higher production from the Conger, Penn State and Llano fields that were impacted by the shutdown of the third-party operated Enchilada platform in the year-ago quarter.

•

In the Gulf of Thailand, net production from Block A 18 of the JDA averaged 37,000 boepd for first quarter of 2019 (2018 Q1: 34,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay Basin, offshore Peninsular Malaysia, averaged 31,000 boepd for first quarter of 2019 (2018 Q1: 22,000 boepd) reflecting higher buyer nominations in 2019 and downtime from planned maintenance of condensate export equipment in the first quarter of 2018.

Other E&P assets:

•

At the Stabroek Block, offshore Guyana (Hess – 30%), the operator, Esso Exploration and Production Guyana Limited, announced positive results from the Tilapia-1 and Haimara-1 exploration wells offshore Guyana during the quarter and from the Yellowtail-1 exploration well on April 18, 2019, bringing the total number of discoveries on the Stabroek Block to thirteen.  These discoveries further underpin the potential for at least five FPSOs producing more than 750,000 gross bopd by 2025.

The Tilapia, Haimara and Yellowtail discoveries can be summarized as follows:

o

Tilapia:  The Tilapia-1 well encountered approximately 305 feet of high-quality, oil-bearing sandstone reservoir and is located approximately 3.4 miles west of the Longtail-1 well.  In addition to Tilapia-1, the prior discoveries in the Turbot area include the Turbot, Longtail and Pluma discoveries.

o	Haimara: The Haimara-1 well encountered approximately 207 feet of high-quality, gas condensate bearing sandstone reservoir. It is located approximately 19 miles east of the Pluma-1 well.
o

Yellowtail:  The Yellowtail-1 well encountered approximately 292 feet of high-quality oil-bearing sandstone reservoir and is located approximately 6 miles northwest of the Tilapia discovery.  As the fifth discovery in the greater Turbot area, it underpins another major development hub.

The Noble Tom Madden and Stena Carron drillships will next drill the Hammerhead-2 and Hammerhead-3 wells.  Drilling plans for 2019 also include a second well at Ranger and three additional exploration wells, the locations of which are being finalized.

Development activities on the block are progressing as follows:

Liza Phase 1:  Phase 1 of the Liza development is expected to begin producing up to 120,000 gross bopd by the first quarter of 2020.  Drilling of Phase 1 development wells by the Noble Bob Douglas drillship is proceeding and installation of subsea infrastructure is well advanced, with installation of subsea umbilicals, risers, and flowlines planned for the second quarter.  Installation of topside modules on the Liza Destiny FPSO is now complete, and commissioning activities are underway.  The vessel is expected to arrive offshore Guyana in the third quarter of 2019.

Liza Phase 2:  Phase 2 of the Liza development, which will use a second FPSO, the Liza Unity, will have the capacity to produce up to 220,000 gross bopd, and is expected to be producing by mid-2022.  Six drill centers are planned with a total of 30 wells, including 15 production wells, 9 water injection wells and 6 gas injection wells.  A final investment decision is expected soon.

Payara:  The operator expects a third development, Payara, to be sanctioned late in 2019 with first production expected in 2023.  The Payara development is expected to have the capacity to produce between 180,000 and 220,000 bopd from a third FPSO.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

The following is an update of our ongoing Midstream activities:

•	On March 1, 2019, HIP acquired Hess’ existing water services business for $225 million in cash. See Note 7, Hess Infrastructure Partners LP in the Notes to Consolidated Financial Statements.
•

On March 22, 2019, HIP and HESM acquired crude oil and gas gathering assets, and HIP acquired water gathering assets of Summit Midstream Partners LP’s Tioga Gathering System for aggregate cash consideration of approximately $90 million, with the potential for an additional $10 million of contingent payments in future periods subject to certain future performance metrics.

Consolidated Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended
	March 31,
	2019	2018
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$109	$(25)
Midstream	37	28
Corporate, Interest and Other	(114)	(109)
Total	$32	$(106)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic (a)	$0.09	$(0.38)
Diluted (b)	$0.09	$(0.38)
(a)	Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of basic shares.
(b)	Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of diluted shares.

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$—	$(37)
Midstream	—	—
Corporate, Interest and Other	—	3
Total	$—	$(34)

The items in the table above are explained on pages 26 to 27.

Reconciliations of GAAP and non-GAAP measures

The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$32	$(106)
Less: Total items affecting comparability of earnings between periods, after-tax	—	(34)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$32	$(72)

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

The following table reconciles reported cash provided by (used in) operating activities and cash provided by (used in) operating activities before working capital changes:

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Cash provided by (used in) operating activities before working capital changes:
Net cash provided by (used in) operating activities	$238	$210
Changes in operating assets and liabilities	(397)	(187)
Cash provided by (used in) operating activities before working capital changes	$635	$397

Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods.  Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.

Cash provided by (used in) operating activities before working capital changes presented in this report is a non-GAAP liquidity measure, which we define as reported net cash provided by (used in) operating activities excluding changes in operating assets and liabilities.  Management uses cash provided by (used in) operating activities before working capital changes to evaluate the Company’s underlying cash-generation performance and believes that investors’ understanding of our cash-generation ability is enhanced by disclosing this measure, which excludes working capital movements that distort assessment of business liquidity performance over time.

These measures are not, and should not be viewed as, substitutes for U.S. GAAP net income (loss) and net cash provided by (used in) operating activities.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Comparison of Results

Exploration and Production

Following is a summarized income statement of our E&P operations:

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,572	$1,346
Gains on asset sales, net	—	2
Other, net	20	15
Total revenues and non-operating income	1,592	1,363
Costs and Expenses
Marketing, including purchased oil and gas	434	374
Operating costs and expenses	213	247
Production and severance taxes	39	39
Midstream tariffs	162	151
Exploration expenses, including dry holes and lease impairment	34	40
General and administrative expenses	42	57
Depreciation, depletion and amortization	464	385
Total costs and expenses	1,388	1,293
Results of Operations Before Income Taxes	204	70
Provision (benefit) for income taxes (a)	95	95
Net Income (Loss) Attributable to Hess Corporation	$109	$(25)
(a)

Commencing January 1, 2019, management changed its measurement of segment earnings to reflect income taxes on a post U.S. tax consolidation and valuation allowance assessment basis. See footnote (a) in the table on page 15 for further details.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Selling Prices:  Lower realized selling prices in the first quarter of 2019, decreased after-tax results by approximately $10 million, compared to the same period in 2018.  Average selling prices were as follows:

	Three Months Ended
	March 31,
	2019	2018
Average Selling Prices (a)
Crude Oil - Per Barrel (Including Hedging)
United States
Onshore	$52.16	$56.40
Offshore	59.30	59.14
Total United States	54.76	57.23
Denmark	67.26	67.37
Libya	62.71	66.27
Malaysia and JDA	59.38	67.69
Worldwide	55.91	59.32

Crude Oil - Per Barrel (Excluding Hedging)
United States
Onshore	$50.91	$59.61
Offshore	58.05	62.31
Total United States	53.51	60.43
Denmark	67.26	67.37
Libya	62.71	66.27
Malaysia and JDA	59.38	67.69
Worldwide	54.84	61.82

Natural Gas Liquids - Per Barrel
United States
Onshore	$18.69	$20.78
Offshore	17.21	24.28
Worldwide	18.46	21.11

Natural Gas - Per Mcf
United States
Onshore	$2.46	$2.47
Offshore	2.54	2.08
Total United States	2.50	2.38
Denmark	4.02	3.44
Libya	5.14	6.93
Malaysia and JDA	5.28	4.54
Worldwide	4.43	3.86
(a)

Selling prices in the United States are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees Worldwide selling prices for the first quarter of 2019 would be $59.18 (Q1 2018: $62.46) per barrel for crude oil (including hedging), $58.11 (Q1 2018: $64.96) per barrel for crude oil (excluding hedging), $18.62 (Q1 2018: $21.33) per barrel for natural gas liquids and $4.49 (Q1 2018: $3.93) per mcf for natural gas.

Crude oil price hedge contracts increased Sales and other operating revenues by $15 million in the first quarter of 2019, compared to a decrease of $38 million in the first quarter of 2018.  As of March 31, 2019, we have crude oil put options for calendar year 2019 that establish a WTI monthly floor price of $60 per barrel on 95,000 bopd.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Crude Oil - Barrels
United States
North Dakota (a)	86	73
Offshore	49	31
Total United States	135	104
Denmark	6	6
Libya	19	20
Malaysia and JDA	4	4
Total	164	134

Natural Gas Liquids - Barrels
United States
North Dakota (a)	34	30
Offshore	6	4
Other (b)	—	3
Total United States	40	37

Natural Gas - Mcf
United States
North Dakota (a)	79	73
Offshore	92	37
Other (b)	—	58
Total United States	171	168
Denmark	7	10
Libya	13	13
Malaysia and JDA	381	313
Total	572	504

Barrels of Oil Equivalent (c)	299	255

Crude oil and natural gas liquids as a share of total production	68%	67%
(a)	Includes production from the Bakken and legacy conventional wells.
(b)	In August 2018, the Corporation sold its joint venture interests in the Utica shale play in eastern Ohio. Production was 13,000 boepd in the first quarter of 2018.
(c)

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

We forecast net production for the second quarter and full year of 2019 to average between 270,000 boepd and 280,000 boepd excluding Libya.

United States:   North Dakota production was higher in the first quarter of 2019, compared to the first quarter of 2018, primarily due to ongoing drilling activity and improved well performance at the Bakken.  Offshore production was higher in the first quarter of 2019, compared to the corresponding period in 2018, primarily due to higher production from the Conger, Penn State and Llano fields that were impacted by the shutdown of the third-party operated Enchilada platform in the year-ago quarter.

International:  Net production was higher from the North Malay Basin in the first quarter of 2019 compared to the year-ago quarter, reflecting higher buyer nominations in 2019 and downtime from planned maintenance of condensate export equipment in the first quarter of 2018.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Sales Volumes:  The impact of higher sales volumes improved after-tax results by approximately $190 million in the first quarter of 2019, compared to the first quarter of 2018.  Worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, natural gas liquids and natural gas purchased from third-parties, were as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Crude oil - barrels	13,940	11,811
Natural gas liquids - barrels	3,631	3,308
Natural gas - mcf	51,435	45,392
Barrels of Oil Equivalent (a)	26,144	22,684

Crude oil - barrels per day	155	131
Natural gas liquids - barrels per day	40	37
Natural gas - mcf per day	572	504
Barrels of Oil Equivalent Per Day (a)	290	252
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

Marketing, including purchased oil and gas:  Marketing expense is mainly comprised of costs to purchase crude oil, natural gas liquids and natural gas from our partners in Hess operated wells or other third-parties, primarily in the U.S., and transportation and other distribution costs for U.S. marketing activities.  The increase in the first quarter of 2019, compared to the same period in 2018, primarily reflects the purchase of higher volumes, partially offset by the impact of lower benchmark crude oil prices on the cost of purchased volumes.

Cash Operating Costs:  Excluding items affecting comparability of earnings, cash operating costs, consisting of operating costs and expenses, production and severance taxes and E&P general and administrative expenses, were lower in the first quarter of 2019, primarily due to lower workover expenses.  Cash operating costs on a per-unit basis were also lower, reflecting the impact of increased low-cost production from the Gulf of Mexico and the North Malay Basin.

Depreciation, Depletion and Amortization:  Depreciation, depletion and amortization (DD&A) expenses were higher in the first quarter of 2019 on an absolute and per-unit basis, compared to the same period in 2018, primarily due to higher production volumes in the Gulf of Mexico, the Bakken and North Malay Basin.

Unit Costs:  Unit cost per barrel of oil equivalent (boe) information is based on total E&P production volumes and excludes items affecting comparability of earnings as disclosed below.  Actual and forecast unit costs per boe are as follows:

	Actual		Forecast range (a)
	Three Months Ended		Three Months Ended	Twelve Months Ended
	March 31,		June 30,	December 31,
	2019	2018	2019	2019
Cash operating costs (b)	$11.00	$13.46	$13.00 — $14.00	$13.00 — $14.00
DD&A (c)	17.25	16.77	18.00 — 19.00	18.00 — 19.00
Total Production Unit Costs	$28.25	$30.23	$31.00 — $33.00	$31.00 — $33.00
(a)	Forecast information excludes any contribution from Libya and items affecting comparability of earnings.
(b)	Excluding items affecting comparability of earnings and Libya, cash operating costs per boe was $11.54 in the first quarter of 2019, compared to $14.39 in the first quarter of 2018.
(c)	Excluding items affecting comparability of earnings and Libya, DD&A per boe was $18.37 in the first quarter of 2019, compared to $18.14 in the first quarter of 2018.

Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Exploration lease and other impairment	$7	$10
Geological and geophysical expense and exploration overhead	27	30
Total Exploration Expense	$34	$40

Exploration expenses, excluding dry hole expense, are estimated to be in the range of $45 million to $55 million in the second quarter of 2019 and $200 million to $220 million for the full year of 2019.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Income Taxes:  Income tax expense is comprised primarily of taxes in Libya in the first quarter of 2019 and 2018.  Excluding items affecting comparability of earnings between periods and Libyan operations, the effective income tax rate for E&P operations in the first quarter of 2019 was an expense of 2%, compared to a small benefit in the first quarter of 2018.  Excluding items affecting comparability of earnings between periods and Libyan operations, the E&P effective income tax rate is expected to be an expense in the range of 5% to 9% in the second quarter of 2019, and an expense of 0% to 4% for the full year of 2019.

Items Affecting Comparability of Earnings Between Periods: In the first quarter of 2018, we recorded a net after-tax severance charge of $37 million related to a cost reduction program.  The pre-tax amounts are reported in Operating costs and expenses ($19 million), Exploration expenses, including dry holes and lease impairment ($3 million) and General and administrative expenses ($15 million), in the Statement of Consolidated Income.

Midstream

Following is a summarized income statement of our Midstream operations:

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$190	$167
Other, net	—	1
Total revenues and non-operating income	190	168

Costs and Expenses
Operating costs and expenses	55	41
General and administrative expenses	6	3
Depreciation, depletion and amortization	34	31
Interest expense	15	15
Total costs and expenses	110	90

Results of Operations Before Income Taxes	80	78
Provision (benefit) for income taxes (a)	—	9
Net Income (Loss)	80	69
Less: Net income (loss) attributable to noncontrolling interests (b)	43	41
Net Income (Loss) Attributable to Hess Corporation	$37	$28
(a)

Commencing January 1, 2019, management changed its measurement of segment earnings to reflect income taxes on a post U.S. tax consolidation and valuation allowance assessment basis.  See footnote (a) in the table on page 15 for further details.

(b)	The noncontrolling interests’ share of income is not subject to tax.

Total revenues and non-operating income for the first quarter of 2019 increased, compared to the first quarter of 2018, primarily due to higher throughput volumes and tariff rates, and increased rail transportation and water trucking revenues associated with third party charges.  Operating costs and expenses for the first quarter of 2019 increased, compared to the first quarter of 2018, due to higher maintenance activity, and increased third party rail transportation and water trucking charges.

Net income attributable to Hess Corporation from the Midstream segment is estimated to be approximately $35 million in the second quarter of 2019 and in the range of $170 million to $180 million for the full year of 2019.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$32	$25
Interest expense	90	92
Less: Capitalized interest	(7)	(4)
Interest expense, net	83	88
Corporate, Interest and Other expenses before income taxes	115	113
Provision (benefit) for income taxes	(1)	(1)
Net Corporate, Interest and Other expenses after income taxes	114	112
Items affecting comparability of earnings between periods, after-tax	—	(3)
Total Corporate, Interest and Other Expenses After Income Taxes	$114	$109

Corporate and other expenses, excluding items affecting comparability, were higher in the first quarter of 2019, compared to the first quarter of 2018, primarily due to lower interest income.  Interest expense, net was lower in the first quarter of 2019, compared to the first quarter of 2018, primarily due to lower average borrowings and higher capitalized interest.

Second quarter 2019 corporate expenses are expected to be in the range of $25 million to $30 million, and interest expense is expected to be in the range of $80 million to $85 million.  We estimate corporate expenses for full year 2019 to be in the range of $105 million to $115 million, and interest expense to be in the range of $315 to $325 million.

Items Affecting Comparability of Earnings Between Periods:  In the first quarter of 2018, we incurred pre-tax charges of $27 million ($27 million after income taxes) relating to the premium paid for the early retirement of debt.  In addition, as required under accounting standards’ intraperiod allocation rules, we recognized a noncash income tax benefit of $30 million to offset a noncash income tax expense recognized in other comprehensive income, resulting from a reduction in our pension liabilities.

Other Items Potentially Affecting Future Results

Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, natural gas liquids and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, political risk, environmental risk and catastrophic risk.  For a more comprehensive description of the risks that may affect our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

	March 31,	December 31,
	2019	2018
	(In millions, except ratio)
Cash and cash equivalents (a)	$2,300	$2,694
Current maturities of long-term debt	12	67
Total debt (b)	6,562	6,672
Total equity	10,553	10,888
Debt to capitalization ratio (c)	39.4%	38.0%
(a)	Includes $6 million of cash attributable to our Midstream segment, at March 31, 2019 (December 31, 2018: $109 million).
(b)	Includes $1,178 million of debt outstanding at March 31, 2019 from our Midstream segment that is non-recourse to Hess Corporation (December 31, 2018: $981 million).
(c)

Total debt (including finance lease obligations) as a percentage of the sum of total debt (including finance lease obligations) plus equity.  Prior to the adoption of ASC 842, Leases, finance lease obligations were included in debt.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended, March 31,
	2019	2018
	(In millions)
Net cash provided by (used in):
Operating activities	$238	$210
Investing activities	(680)	(422)
Financing activities	48	(909)
Net Increase (Decrease) in Cash and Cash Equivalents	$(394)	$(1,121)

Operating activities:  Net cash provided by operating activities was $238 million in the first quarter of 2019, compared to $210 million in the first quarter of 2018.  The increase in 2019 operating cash flows primarily reflects higher production volumes.  Changes in working capital was a use of cash of $397 million in the first quarter of 2019, and a use of cash of $187 million in the first quarter of 2018.  Changes in working capital during 2019 included a one-time repayment of approximately $130 million to our joint venture partner for its share of sale/leaseback proceeds related to our sale of the North Malay Basin floating storage and offloading vessel completed in the third quarter of 2018.  The remaining working capital items included semi-annual interest payments on debt, an increase in accounts receivable, and a reduction in accounts payable.

Investing activities:  Additions to property, plant and equipment were up $271 million, compared to the same period in 2018, primarily reflecting increased drilling activity in the Bakken, increased activity at the Liza Phase 1 development and the Midstream operating segment’s acquisition of assets from Summit Midstream Partners LP, partially offset by lower development expenditures in the Gulf of Mexico.  The Midstream segment invested $7 million in its 50/50 joint venture with Targa Resources in the first quarter of 2019, compared to $24 million in the first quarter of 2018.

The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Three Months Ended, March 31,
	2019	2018
	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(515)	$(354)
Increase (decrease) in related liabilities	(6)	(9)
Additions to property, plant and equipment - E&P	$(521)	$(363)

Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(127)	$(37)
Increase (decrease) in related liabilities	(23)	—
Additions to property, plant and equipment - Midstream	$(150)	$(37)

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Financing activities: Debt repayments with maturities of greater than 90 days were $3 million in the first quarter of 2019 and $434 million in the first quarter of 2018, that included the redemption of our 8.125% notes due in 2019.  HIP and HESM borrowed a total of $199 million from their revolving credit facilities in the first quarter of 2019.  Payments on finance lease obligations, which were reported in debt repayments prior to January 1, 2019, were $23 million in the first quarter of 2019.  In addition, we paid common and preferred stock dividends totaling $88 million in the first quarter of 2019, compared to $89 million in the first quarter of 2018.  In the first quarter of 2018, we cash settled the repurchase of $371 million of common stock.

Future Capital Requirements and Resources

Excluding our Midstream segment, we ended the first quarter of 2019 with approximately $2.3 billion in cash and cash equivalents, total liquidity including available committed credit facilities of approximately $6.7 billion and no significant near-term debt maturities.

Net cash provided by operating activities was $238 million in the first quarter of 2019, compared to $210 million in the first quarter of 2018.  Net cash provided by operating activities before working capital changes was $635 million in the first quarter of 2019 and $397 million in the first quarter of 2018.  Capital expenditures were $642 million in the first quarter of 2019 and $391 million in the first quarter of 2018.  Based on current forward strip crude oil prices for 2019, we expect cash flow from operating activities and cash and cash equivalents existing at March 31, 2019 will be sufficient to fund our capital investment program and dividends through the end of 2019.

The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at March 31, 2019:

				Letters of
	Expiration			Credit	Total	Available
	Date	Capacity	Borrowings	Issued	Used	Capacity
		(In millions)
Hess Corporation
Revolving credit facility - Hess Corporation	January 2021	$4,000	$—	$—	$—	$4,000
Committed lines	Various (a)	445	—	54	54	391
Uncommitted lines	Various (a)	240	—	240	240	—
Total - Hess Corporation		$4,685	$—	$294	$294	$4,391

Midstream
Revolving credit facility - HIP (b)	November 2022	$600	$192	$—	$192	$408
Revolving credit facility - Hess Midstream Partners LP (c)	March 2021	300	7	—	7	293
Total - Midstream		$900	$199	$—	$199	$701
(a)	Committed and uncommitted lines have expiration dates through 2020 and 2019, respectively.
(b)	This credit facility may only be utilized by HIP and is non-recourse to Hess Corporation.
(c)	This credit facility may only be utilized by Hess Midstream Partners LP and is non-recourse to Hess Corporation.

At March 31, 2019, Hess Corporation had no outstanding borrowings or letters of credit under its then existing facility and was in compliance with its financial covenants.

On April 18, 2019 the Corporation terminated its existing revolving credit facility maturing in January 2021 and entered into a new fully undrawn $3.5 billion revolving credit facility with a maturity date of May 15, 2023.  This facility can be used for borrowings and letters of credit. Borrowings on the new facility will generally bear interest at 1.30% above the London Interbank Offered Rate (LIBOR), though the interest rate is subject to adjustment if the Corporation’s credit rating changes. The facility is subject to customary representations, warranties and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the credit agreement for the facility) of the Corporation and its consolidated subsidiaries to 0.650 to 1.000, and customary events of default.

We also have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

At March 31, 2019, HIP had $800 million of senior secured syndicated credit facilities maturing November 2022, consisting of a $600 million 5-year revolving credit facility and a drawn $200 million 5-year Term Loan A facility.  The revolving credit facility can be used for borrowings and letters of credit to fund the joint venture’s operating activities and capital expenditures.  Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  The interest rate is subject to adjustment based on HIP’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If HIP obtains an investment grade credit rating, as defined in the amended credit agreement, pricing levels will be based on the credit ratings in effect from time to time.  The credit facilities contain financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to cash interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.  The amended credit agreement includes a secured leverage ratio test not to exceed 3.75 to 1.00 for so long as the facilities remain secured.  HIP is in compliance with these financial covenants at March 31, 2019.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At March 31, 2019, borrowings of $192 million were drawn under HIP’s revolving credit facility, and borrowings of $195 million, excluding deferred issuance costs, were drawn under HIP’s Term Loan A facility.  The credit facilities are secured by first-priority perfected liens on substantially all of HIP’s and certain of its wholly-owned subsidiaries’ directly owned assets, including its equity interests in certain subsidiaries, subject to customary exclusions.

Hess Midstream Partners LP has a $300 million 4-year senior secured syndicated revolving credit facility that became available for utilization at completion of its initial public offering in April 2017.  The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of HESM and expires March 2021.  Borrowings on the credit facility will generally bear interest at LIBOR plus an applicable margin of 1.275%.  The interest rate is subject to adjustment based on HESM’s leverage ratio, which is calculated as total debt to EBITDA.  If HESM obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  HESM is subject to customary covenants in the credit agreement, including financial covenants that generally require a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters.  HESM is in compliance with these financial covenants at March 31, 2019.  The credit facility is secured by first priority perfected liens on substantially all directly owned assets of HESM and its wholly-owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At March 31, 2019, borrowings of $7 million were drawn under this facility.

Market Risk Disclosures

We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 13, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.

Financial Risk Management Activities

We have outstanding foreign exchange contracts with notional amounts totaling $43 million at March 31, 2019 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% weakening in the U.S. Dollar exchange rate is estimated to be a loss of approximately $5 million at March 31, 2019.

At March 31, 2019, our total long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $6,562 million and a fair value of $6,987 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $460 million or $520 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

At March 31, 2019, we have outstanding West Texas Intermediate (WTI) crude oil put contracts.  See Note 13, Financial Risk Management Activities in the Notes to Consolidated Financial Statements. As of March 31, 2019, an assumed 10% increase in the forward WTI crude oil prices used in determining the fair value of our crude put contracts would reduce the fair value of these derivatives instruments by approximately $40 million, while an assumed 10% decrease in the same WTI crude oil prices would increase the fair value of these derivative instruments by approximately $90 million.

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

Item 4.   Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2019.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated our contracts against the accounting and disclosure requirements of ASC 842, Leases to facilitate adoption of the standard on January 1, 2019.  There were no significant changes to our internal control over financial reporting due to adoption of the new standard.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

Information regarding legal proceedings is contained in Note 11, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 2.   Share Repurchase Activities.

Our common share repurchase activities for the three months ended March 31, 2019, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c) (In millions)
January	—	$—	—	$650
February	—	—	—	650
March	32,260	56.62	—	650
Total	32,260	$56.62	—
(a)

Represents common shares repurchased at a price of $56.60 per common share on the open market, of which substantially all were granted to Directors in accordance with the Non-Employee Directors’ Stock Plan.

(b)	The average price paid per share was inclusive of transaction fees.
(c)

In March 2013, we announced that our Board of Directors approved a stock repurchase program that authorized the purchase of common stock up to a value of $4.0 billion.  In May 2014, the share repurchase program was increased to $6.5 billion and in March 2018, it was increased further to $7.5 billion

PART II – OTHER INFORMATION

Item 6.   Exhibits.

Exhibits
10(1)*	Form of Restricted Stock Award Agreement under the 2017 Long-Term Incentive Plan.
10(2)*	Form of Stock Option Award Agreement under the 2017 Long-Term Incentive Plan.
10(3)*	Form of Performance Award Agreement for three-year period ending December 31, 2021 under the 2017 Long-Term Incentive Plan.
10(4)

Credit Agreement, dated as of April 18, 2019, among Hess Corporation, the subsidiary party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent incorporated by reference to Exhibit 10(1) of Form 8-K of the registrant, filed on April 23, 2019.

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

Date: May 1, 2019