Form 10-Q
period 2019-09-30
HESS CORP
filed 2019-11-07
CIK 4447

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

At September 30, 2019, there were 304,706,235 shares of Common Stock outstanding.

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
	(In millions,
	except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$1,863	$2,694
Accounts receivable:
From contracts with customers	889	771
Joint venture and other	233	230
Inventories	289	245
Other current assets	124	519
Total current assets	3,398	4,459
Property, plant and equipment:
Total — at cost	34,955	33,222
Less: Reserves for depreciation, depletion, amortization and lease impairment	18,506	17,139
Property, plant and equipment — net	16,449	16,083
Operating lease right-of-use assets — net	527	—
Finance lease right-of-use assets — net	308	—
Goodwill	360	360
Deferred income taxes	18	21
Other assets	571	510
Total Assets	$21,631	$21,433
Liabilities
Current Liabilities:
Accounts payable	$396	$495
Accrued liabilities	1,570	1,560
Taxes payable	104	81
Current maturities of long-term debt	15	67
Current portion of operating and finance lease obligations	259	—
Total current liabilities	2,344	2,203
Long-term debt	6,526	6,605
Long-term operating lease obligations	372	—
Long-term finance lease obligations	242	—
Deferred income taxes	411	421
Asset retirement obligations	850	741
Other liabilities and deferred credits	709	575
Total Liabilities	11,454	10,545
Equity
Hess Corporation stockholders’ equity:
Preferred stock, par value $1.00; Authorized — 20,000,000 shares
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — 0 shares (2018: 574,997)	—	1
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 304,706,235 shares (2018: 291,434,534)	305	291
Capital in excess of par value	5,543	5,386
Retained earnings	3,836	4,257
Accumulated other comprehensive income (loss)	(776)	(306)
Total Hess Corporation stockholders’ equity	8,908	9,629
Noncontrolling interests	1,269	1,259
Total equity	10,177	10,888
Total Liabilities and Equity	$21,631	$21,433

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,580	$1,793	$4,812	$4,673
Gains on asset sales, net	—	14	22	32
Other, net	(65)	21	(23)	79
Total revenues and non-operating income	1,515	1,828	4,811	4,784

Costs and Expenses
Marketing, including purchased oil and gas	423	491	1,308	1,299
Operating costs and expenses	321	266	872	842
Production and severance taxes	47	47	132	128
Exploration expenses, including dry holes and lease impairment	50	169	127	271
General and administrative expenses	90	143	266	382
Interest expense	90	99	285	300
Loss on debt extinguishment	—	—	—	53
Depreciation, depletion and amortization	544	489	1,536	1,350
Total costs and expenses	1,565	1,704	4,526	4,625
Income (Loss) Before Income Taxes	(50)	124	285	159
Provision (benefit) for income taxes	116	121	342	308
Net Income (Loss)	(166)	3	(57)	(149)
Less: Net income (loss) attributable to noncontrolling interests	46	45	129	129
Net Income (Loss) Attributable to Hess Corporation	(212)	(42)	(186)	(278)
Less: Preferred stock dividends	—	11	4	34
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$(212)	$(53)	$(190)	$(312)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$(0.70)	$(0.18)	$(0.63)	$(1.04)
Diluted	$(0.70)	$(0.18)	$(0.63)	$(1.04)
Weighted Average Number of Common Shares Outstanding:
Basic	302.5	294.3	300.7	300.4
Diluted	302.5	294.3	300.7	300.4
Common Stock Dividends Per Share	$0.25	$0.25	$0.75	$0.75

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)

Net Income (Loss)	$(166)	$3	$(57)	$(149)

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(2)	49	(3)	129
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	(2)	49	(3)	129
Change in fair value of cash flow hedges	12	(49)	(334)	(84)
Income taxes on change in fair value of cash flow hedges	—	12	—	12
Net change in fair value of cash flow hedges	12	(37)	(334)	(72)
Change in derivatives designated as cash flow hedges, after taxes	10	12	(337)	57

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(239)	—	(257)	130
Income taxes on actuarial changes in plan liabilities	—	—	—	(31)
(Increase) reduction in unrecognized actuarial losses, net	(239)	—	(257)	99
Amortization of net actuarial losses	101	8	124	29
Income taxes on amortization of net actuarial losses	—	—	—	—
Net effect of amortization of net actuarial losses	101	8	124	29
Change in pension and other postretirement plans, after taxes	(138)	8	(133)	128
Other Comprehensive Income (Loss)	(128)	20	(470)	185

Comprehensive Income (Loss)	(294)	23	(527)	36
Less: Comprehensive income (loss) attributable to noncontrolling interests	46	45	129	129
Comprehensive Income (Loss) Attributable to Hess Corporation	$(340)	$(22)	$(656)	$(93)

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(57)	$(149)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains on asset sales, net	(22)	(32)
Depreciation, depletion and amortization	1,536	1,350
Exploratory dry hole costs	10	132
Exploration lease and other impairment	14	28
Pension settlement loss	88	—
Stock compensation expense	66	53
Noncash (gains) losses on commodity derivatives, net	87	134
Provision (benefit) for deferred income taxes and other tax accruals	(5)	(28)
Loss on debt extinguishment	—	53
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(129)	(247)
(Increase) decrease in inventories	(44)	(35)
Increase (decrease) in accounts payable and accrued liabilities	(127)	(140)
Increase (decrease) in taxes payable	22	9
Changes in other operating assets and liabilities	(83)	(70)
Net cash provided by (used in) operating activities	1,356	1,058

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,720)	(1,265)
Additions to property, plant and equipment - Midstream	(284)	(168)
Payments for Midstream equity investments	(33)	(67)
Proceeds from asset sales, net of cash sold	22	607
Other, net	(3)	(8)
Net cash provided by (used in) investing activities	(2,018)	(901)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	176	—
Debt with maturities of greater than 90 days:
Repayments	(8)	(610)
Payments on finance lease obligations	(47)	—
Common stock acquired and retired	(25)	(1,120)
Cash dividends paid	(241)	(262)
Noncontrolling interests, net	(41)	(36)
Other, net	17	28
Net cash provided by (used in) financing activities	(169)	(2,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(831)	(1,843)
Cash and Cash Equivalents at Beginning of Year	2,694	4,847
Cash and Cash Equivalents at End of Period	$1,863	$3,004

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
For the Three Months Ended September 30, 2019
Balance at July 1, 2019	$—	$304	$5,513	$4,125	$(648)	$9,294	$1,237	$10,531
Net income (loss)	—	—	—	(212)	—	(212)	46	(166)
Other comprehensive income (loss)	—	—	—	—	(128)	(128)	—	(128)
Share-based compensation	—	1	30	—	—	31	—	31
Dividends on common stock	—	—	—	(77)	—	(77)	—	(77)
Noncontrolling interests, net	—	—	—	—	—	—	(14)	(14)
Balance at September 30, 2019	$—	$305	$5,543	$3,836	$(776)	$8,908	$1,269	$10,177

For the Three Months Ended September 30, 2018
Balance at July 1, 2018	$1	$300	$5,501	$4,692	$(522)	$9,972	$1,364	$11,336
Net income (loss)	—	—	—	(42)	—	(42)	45	3
Other comprehensive income (loss)	—	—	—	—	20	20	—	20
Share-based compensation	—	—	36	—	—	36	—	36
Dividends on preferred stock	—	—	—	(11)	—	(11)	—	(11)
Dividends on common stock	—	—	—	(75)	—	(75)	—	(75)
Common stock acquired and retired	—	(4)	(92)	(154)	—	(250)	—	(250)
Noncontrolling interests, net	—	—	—	—	—	—	(13)	(13)
Balance at September 30, 2018	$1	$296	$5,445	$4,410	$(502)	$9,650	$1,396	$11,046

For the Nine Months Ended September 30, 2019
Balance at January 1, 2019	$1	$291	$5,386	$4,257	$(306)	$9,629	$1,259	$10,888
Net income (loss)	—	—	—	(186)	—	(186)	129	(57)
Other comprehensive income (loss)	—	—	—	—	(470)	(470)	—	(470)
Preferred stock conversion	(1)	12	(11)	—	—	—	—	—
Share-based compensation	—	2	90	—	—	92	—	92
Dividends on preferred stock	—	—	—	(4)	—	(4)	—	(4)
Dividends on common stock	—	—	—	(231)	—	(231)	—	(231)
Sale of water business to Hess Infrastructure Partners	—	—	78	—	—	78	(78)	—
Noncontrolling interests, net	—	—	—	—	—	—	(41)	(41)
Balance at September 30, 2019	$—	$305	$5,543	$3,836	$(776)	$8,908	$1,269	$10,177

For the Nine Months Ended September 30, 2018
Balance at January 1, 2018	$1	$315	$5,824	$5,597	$(686)	$11,051	$1,303	$12,354
Cumulative effect of adoption of new accounting standards	—	—	—	1	(1)	—	—	—
Net income (loss)	—	—	—	(278)	—	(278)	129	(149)
Other comprehensive income (loss)	—	—	—	—	185	185	—	185
Share-based compensation	—	1	83	—	—	84	—	84
Dividends on preferred stock	—	—	—	(34)	—	(34)	—	(34)
Dividends on common stock	—	—	—	(228)	—	(228)	—	(228)
Common stock acquired and retired	—	(20)	(462)	(648)	—	(1,130)	—	(1,130)
Noncontrolling interests, net	—	—	—	—	—	—	(36)	(36)
Balance at September 30, 2018	$1	$296	$5,445	$4,410	$(502)	$9,650	$1,396	$11,046

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2019 and December 31, 2018, the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, and consolidated cash flows for the nine months ended September 30, 2019 and 2018.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

New Accounting Pronouncements:  In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses.  This ASU makes changes to the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments.  The standard requires the use of a forward-looking "expected loss" model compared with the current "incurred loss" model.  We expect to adopt this ASU in the first quarter of 2020 when the standard becomes effective.  We continue to evaluate this ASU but do not believe it will have a material impact on our Consolidated Financial Statements.

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

Operating and finance leases presented on the Consolidated Balance Sheet at September 30, 2019 were as follows:

	Operating Leases	Finance Leases
	(In millions)
Right-of-use assets - net (a)	$527	$308
Lease obligations:
Current	$243	$16
Long-term	372	242
Total lease obligations	$615	$258
(a)	Finance lease ROU assets have a cost of $381 million and accumulated amortization of $73 million.

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

The nature of our leasing arrangements at September 30, 2019 was as follows:

Operating leases:  In the normal course of business, we primarily lease drilling rigs, office space, logistical assets (offshore vessels, aircraft, and shorebases), and equipment.

Finance leases:  In the third quarter of 2018, we entered into a sale and lease-back arrangement for a floating storage and offloading vessel to handle produced condensate at North Malay Basin, offshore Peninsular Malaysia (Hess operated – 50%).  Pursuant to the sale agreement, we received total proceeds of approximately $260 million.  No gain or loss was recognized from the sale transaction.  The remaining lease term utilized in the lease obligation is 14.0 years.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Maturities of lease obligations at September 30, 2019 were as follows:

	Operating Leases	Finance Leases
	(In millions)
2019	$104	$9
2020	186	36
2021	70	36
2022	63	36
2023	63	36
Remaining years	199	248
Total lease payments	685	401
Less: Imputed interest	(70)	(143)
Total lease obligations	$615	$258

The following information relates to the Operating and Finance leases recorded at September 30, 2019:

	Operating Leases	Finance Leases
Weighted average remaining lease term	5.1 years	14.0 years
Range of remaining lease terms	0.2 - 16.3 years	14.0 years
Weighted average discount rate	4.3%	7.9%

 The components of lease costs were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(In millions)
Operating lease cost	$102	$312
Finance lease cost:
Amortization of leased assets	10	34
Interest on lease obligations	5	16
Short-term lease cost (a)	45	116
Variable lease cost (b)	22	62
Sublease income (c)	(3)	(9)
Total lease cost	$181	$531
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

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows:

	Operating Leases	Finance Leases
	(In millions)
Cash paid for amounts included in the measurement of lease obligations (a):
Operating cash flows	$314	$16
Financing cash flows	—	52
Noncash transactions:
Leased assets recognized for new lease obligations incurred	10	—
(a)	Amounts represent gross lease payments before any recovery from partners.

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

4.  Revenue

Revenue from contracts with customers on a disaggregated basis was as follows:

	Exploration and Production					Midstream	Eliminations	Total
	United States	Denmark	Libya	Malaysia & JDA	E&P Total
	(In millions)
Three Months Ended September 30, 2019
Sales of our net production volumes:
Crude oil revenue	$749	$31	$122	$22	$924	$—	$—	$924
Natural gas liquids revenue	46	—	—	—	46	—	—	46
Natural gas revenue	34	2	5	160	201	—	—	201
Sales of purchased oil and gas	381	—	23	3	407	—	—	407
Intercompany revenue	—	—	—	—	—	215	(215)	—
Total revenues from contracts with customers	1,210	33	150	185	1,578	215	(215)	1,578
Other operating revenues (a)	2	—	—	—	2	—	—	2
Total sales and other operating revenues	$1,212	$33	$150	$185	$1,580	$215	$(215)	$1,580

Three Months Ended September 30, 2018
Sales of our net production volumes:
Crude oil revenue	$826	$54	$108	$29	$1,017	$—	$—	$1,017
Natural gas liquids revenue	90	—	—	—	90	—	—	90
Natural gas revenue	44	3	5	178	230	—	—	230
Sales of purchased oil and gas	482	—	22	—	504	—	—	504
Intercompany revenue	—	—	—	—	—	184	(184)	—
Total revenues from contracts with customers	1,442	57	135	207	1,841	184	(184)	1,841
Other operating revenues (a)	(48)	—	—	—	(48)	—	—	(48)
Total sales and other operating revenues	$1,394	$57	$135	$207	$1,793	$184	$(184)	$1,793
(a)	Includes gains (losses) on commodity derivatives.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Exploration and Production					Midstream	Eliminations	Total
	United States	Denmark	Libya	Malaysia & JDA	E&P Total
	(In millions)
Nine Months Ended September 30, 2019
Sales of our net production volumes:
Crude oil revenue	$2,193	$98	$343	$67	$2,701	$—	$—	$2,701
Natural gas liquids revenue	162	—	—	—	162	—	—	162
Natural gas revenue	109	7	17	494	627	—	—	627
Sales of purchased oil and gas	1,246	—	67	3	1,316	—	—	1,316
Intercompany revenue	—	—	—	—	—	595	(595)	—
Total revenues from contracts with customers	3,710	105	427	564	4,806	595	(595)	4,806
Other operating revenues (a)	6	—	—	—	6	—	—	6
Total sales and other operating revenues	$3,716	$105	$427	$564	$4,812	$595	$(595)	$4,812

Nine Months Ended September 30, 2018
Sales of our net production volumes:
Crude oil revenue	$2,111	$106	$317	$100	$2,634	$—	$—	$2,634
Natural gas liquids revenue	236	—	—	—	236	—	—	236
Natural gas revenue	120	8	20	471	619	—	—	619
Sales of purchased oil and gas	1,231	—	68	14	1,313	—	—	1,313
Intercompany revenue	—	—	—	—	—	527	(527)	—
Total revenues from contracts with customers	3,698	114	405	585	4,802	527	(527)	4,802
Other operating revenues (a)	(129)	—	—	—	(129)	—	—	(129)
Total sales and other operating revenues	$3,569	$114	$405	$585	$4,673	$527	$(527)	$4,673
(a)	Includes gains (losses) on commodity derivatives.

There have been no significant changes to contracts with customers or composition thereof during the nine months ended September 30, 2019.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas.  We did not recognize any credit losses on receivables with customers during the first nine months of 2019 nor 2018.

5.  Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2019	2018
	(In millions)
Crude oil and natural gas liquids	$72	$74
Materials and supplies	217	171
Total Inventories	$289	$245

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  Capitalized Exploratory Well Costs

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the nine months ended September 30, 2019 (in millions):

Balance at January 1, 2019	$418
Additions to capitalized exploratory well costs pending the determination of proved reserves	148
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(25)
Balance at September 30, 2019	$541

The table above does not include well costs incurred and expensed during 2019 of $10 million associated with the Jill-1 well on License 6/16 (Hess 80%) in Denmark.  Reclassifications to wells, facilities and equipment based on the determination of proved reserves resulted from sanction of the second phase of development for the Liza Field, offshore Guyana.  Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $383 million at September 30, 2019 and primarily related to:

Guyana: Approximately 50% of the capitalized well costs in excess of one year relates to nine successful exploration wells where hydrocarbons were encountered on the Stabroek Block (Hess 30%), offshore Guyana.  The operator plans further appraisal drilling for certain fields and is conducting pre-development planning for additional phases of development beyond the two existing sanctioned phases of development.

Gulf of Mexico: Approximately 30% of the capitalized well costs in excess of one year relates to the appraisal of the northern portion of the Shenzi Field (Hess 28%) in the Gulf of Mexico, where hydrocarbons were encountered in the fourth quarter of 2015.  Following exploration and appraisal drilling activities completed by the operator on adjacent blocks to the north of our Shenzi blocks, the operator has commenced acquiring 3D seismic for use in development planning of the northern portion of the Shenzi Field.

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

Malaysia:  Approximately 10% of the capitalized well costs in excess of one year relates to the North Malay Basin (Hess 50%), offshore Peninsular Malaysia, where hydrocarbons were encountered in five successful exploration wells.  We are continuing to conduct subsurface evaluations for consideration in future phases of field development.

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

As of September 30, 2019, the Midstream segment is comprised of HIP, which owns the general partner of Hess Midstream Partners LP (HESM).  HESM owns an approximate 20% controlling interest in the operating companies that comprise our midstream joint venture while HIP owns the remaining 80%, other than a water services business that is wholly owned by HIP.  In October 2019, HESM announced it will acquire HIP, with an expected close date in the fourth quarter of 2019, subject to customary closing conditions and regulatory approvals.  See Note 15, Subsequent Events.

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

At September 30, 2019, HIP liabilities totaling $1,308 million (December 31, 2018: $1,105 million) are on a nonrecourse basis to Hess Corporation, while HIP assets available to settle the obligations of HIP include cash and cash equivalents totaling $7 million (December 31, 2018: $109 million) and property, plant and equipment with a carrying value of $2,938 million (December 31, 2018: $2,664 million).

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.  Dispositions

In the second quarter of 2019, we recorded a pre-tax gain of $22 million ($22 million after income taxes) associated with the sale of our remaining acreage in the Utica shale play.  In the third quarter of 2018, we completed the sale of our joint venture interests in the Utica shale play for proceeds of $396 million, after normal closing adjustments, and recognized a pre-tax gain of $14 million ($14 million after income taxes).

9. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Service cost	$12	$10	$33	$34
Interest cost (a)	23	24	71	71
Expected return on plan assets (a)	(45)	(49)	(135)	(147)
Amortization of unrecognized net actuarial losses (a)	13	8	36	29
Settlement loss (a)	88	—	88	—
Curtailment gains (a)	—	—	—	(2)
Pension (income) expense (a)	$91	$(7)	$93	$(15)

(a)  Net non-service pension cost included in Other, net in the Statement of Consolidated Income for the three and nine months ended September 30, 2019 was an expense of $79 million and $60 million, respectively, compared with income of $17 million and $49 million for the three and nine months ended September 30, 2018, respectively.

In the third quarter of 2019, the trust for the Hess Corporation Employees’ Pension Plan (the “Plan”) purchased a single premium annuity contract at a cost of approximately $250 million using assets of the Plan to settle and transfer certain of its obligations to a third party.  The settlement transaction resulted in a noncash charge of $88 million to recognize unamortized pension actuarial losses.  In connection with this settlement transaction, as required under U.S. accounting standards, we remeasured the Plan, which resulted in a net increase in Plan liabilities of $239 million driven by a change in the weighted average discount rate used and an update to the fair value of Plan assets.  The net change in Plan liabilities is principally reflected in Other liabilities and deferred credits in the Consolidated Balance Sheet.

For the full year 2019, we now forecast pension service costs of approximately $45 million, interest cost of approximately $90 million, amortization of unrecognized net actuarial losses of approximately $50 million and estimated expected return on plan assets of approximately $180 million.  In 2019, we expect to contribute $40 million to our funded pension plans.  Through September 30, 2019, we have contributed $20 million.

10.  Debt

Hess Corporation:  In the second quarter of 2019, the Corporation entered into a new $3.5 billion revolving credit facility with a maturity date of May 15, 2023, which replaced the Corporation’s previous revolving credit facility that had been due to mature on January 21, 2021.  The new facility, which is fully undrawn, can be used for borrowings and letters of credit.  Borrowings on the new facility will generally bear interest at 1.30% above the London Interbank Offered Rate (LIBOR), though the interest rate is subject to adjustment if the Corporation’s credit rating changes.  The facility is subject to customary representations, warranties and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the credit agreement for the facility) of the Corporation and its consolidated subsidiaries to 0.650 to 1.000, and customary events of default.

Hess Midstream:  In the three and nine months ended September 30, 2019, borrowings in the Midstream segment from revolving credit facilities were $16 million and $176 million, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.  Weighted Average Common Shares

The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Net income (loss) attributable to Hess Corporation Common Stockholders:
Net income (loss)	$(166)	$3	$(57)	$(149)
Less: Net income (loss) attributable to noncontrolling interests	46	45	129	129
Less: Preferred stock dividends	—	11	4	34
Net income (loss) attributable to Hess Corporation Common Stockholders	$(212)	$(53)	$(190)	$(312)

Weighted average number of common shares outstanding:
Basic	302.5	294.3	300.7	300.4
Effect of dilutive securities
Restricted common stock	—	—	—	—
Stock options	—	—	—	—
Performance share units	—	—	—	—
Diluted	302.5	294.3	300.7	300.4

The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Restricted common stock	2,074,913	2,898,733	2,272,234	2,890,171
Stock options	4,694,684	5,324,682	4,819,205	5,585,088
Performance share units	1,858,050	1,301,604	1,663,432	999,029
Common shares from conversion of preferred stock	—	12,547,650	1,295,823	12,560,091

During the nine months ended September 30, 2019, we granted 959,168 shares of restricted stock (2018: 1,255,799), 234,866 performance share units (2018: 278,003) and 526,968 stock options (2018: 683,167).

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.  Segment Information

We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
	(In millions)
For the Three Months Ended September 30, 2019
Sales and Other Operating Revenues - Third parties	$1,580	$—	$—	$—	$1,580
Intersegment Revenues	—	215	—	(215)	—
Sales and Other Operating Revenues	$1,580	$215	$—	$(215)	$1,580

Net Income (Loss) attributable to Hess Corporation	$(60)	$39	$(191)	$—	$(212)
Depreciation, Depletion and Amortization	507	36	1	—	544
Provision (Benefit) for Income Taxes (a)	116	—	—	—	116
Capital Expenditures	624	112	—	—	736

For the Three Months Ended September 30, 2018
Sales and Other Operating Revenues - Third parties	$1,793	$—	$—	$—	$1,793
Intersegment Revenues	—	184	—	(184)	—
Sales and Other Operating Revenues	$1,793	$184	$—	$(184)	$1,793

Net Income (Loss) attributable to Hess Corporation	$50	$30	$(122)	$—	$(42)
Depreciation, Depletion and Amortization	457	32	—	—	489
Provision (Benefit) for Income Taxes (a)	100	10	11	—	121
Capital Expenditures	500	83	—	—	583

For the Nine Months Ended September 30, 2019
Sales and Other Operating Revenues - Third parties	$4,812	$—	$—	$—	$4,812
Intersegment Revenues	—	595	—	(595)	—
Sales and Other Operating Revenues	$4,812	$595	$—	$(595)	$4,812

Net Income (Loss) attributable to Hess Corporation	$117	$111	$(414)	$—	$(186)
Depreciation, Depletion and Amortization	1,430	105	1	—	1,536
Provision (Benefit) for Income Taxes (a)	342	—	—	—	342
Capital Expenditures	1,764	308	—	—	2,072

For the Nine Months Ended September 30, 2018
Sales and Other Operating Revenues - Third parties	$4,673	$—	$—	$—	$4,673
Intersegment Revenues	—	527	—	(527)	—
Sales and Other Operating Revenues	$4,673	$527	$—	$(527)	$4,673

Net Income (Loss) attributable to Hess Corporation	$56	$88	$(422)	$—	$(278)
Depreciation, Depletion and Amortization	1,249	94	7	—	1,350
Provision (Benefit) for Income Taxes (a)	300	28	(20)	—	308
Capital Expenditures	1,340	204	—	—	1,544
(a)

Commencing January 1, 2019, management changed its measurement of segment earnings to reflect income taxes on a post U.S. tax consolidation and valuation allowance assessment basis.  In 2018, the provision for income taxes in the Midstream segment was presented before consolidating its operations with other U.S. activities of the Corporation and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact was presented in the E&P segment.  If 2018 segment results were prepared on a basis consistent with 2019, in the three and nine months ended September 30, 2018, Midstream segment net income attributable to Hess Corporation would have been $40 million and $116 million, respectively, and E&P segment net income attributable to Hess Corporation would have been $40 million and $28 million, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable assets by operating segment were as follows:

	September 30,	December 31,
	2019	2018
	(In millions)
Exploration and Production	$16,603	$16,109
Midstream	3,423	3,285
Corporate, Interest and Other	1,605	2,039
Total	$21,631	$21,433

14.  Financial Risk Management Activities

In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations.  At September 30, 2019, these forward contracts relate to the British Pound and the Danish Krone.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

We present gross notional amounts of both long and short positions in the table below.  These amounts include long and short positions that offset in closed positions and have not reached contractual maturity.  Gross notional amounts do not quantify risk or represent assets or liabilities of the Corporation but are used in the calculation of cash settlements under the contracts.

The gross notional amounts of outstanding West Texas Intermediate (WTI) commodity contracts as of the dates shown below were as follows:

	September 30, 2019	December 31, 2018
Calendar year program	2019	2019
Contract type	Puts	Puts
Effective date	Oct. 1, 2019	Jan. 1, 2019
End date	Dec. 31, 2019	Dec. 31, 2019
Crude oil volumes (millions of barrels)	8.7	34.7
Floor price per barrel – WTI	$60	$60

In November 2019, the Corporation entered into WTI commodity contracts for 2020.  See Note 15, Subsequent Events.

The gross notional amounts of outstanding financial risk management derivative contracts, excluding commodity contracts, were as follows:

	September 30, 2019	December 31, 2018
	(In millions)
Foreign exchange	$85	$16
Interest rate swaps	$100	$100

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the gross and net fair values of risk management derivative instruments and their respective financial statement caption in the Consolidated Balance Sheet:

	Assets	Liabilities
	(In millions)
September 30, 2019
Derivative Contracts Designated as Hedging Instruments:
Commodity - Other current assets	$68	$—
Interest rate - Other assets (noncurrent)	2	—
Total derivative contracts designated as hedging instruments	70	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange	1	—
Total derivative contracts not designated as hedging instruments	1	—
Gross fair value of derivative contracts	71	—
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$71	$—

December 31, 2018
Derivative Contracts Designated as Hedging Instruments:
Commodity - Other current assets	$484	$—
Interest rate - Other liabilities and deferred credits (noncurrent)	—	(2)
Total derivative contracts designated as hedging instruments	484	(2)
Gross fair value of derivative contracts	484	(2)
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$484	$(2)

All fair values in the table above are based on Level 2 inputs.

Derivative contracts designated as hedging instruments:

Crude oil derivatives:  In the three and nine months ended September 30, 2019, crude oil hedging contracts increased Sales and other operating revenues by $2 million and $3 million, respectively.  Crude oil price hedging contracts for the three and nine months ended September 30, 2018 decreased Sales and other operating revenues by $45 million and $119 million, respectively.  At September 30, 2019, pre-tax deferred gains in Accumulated other comprehensive income (loss) related to outstanding crude oil price hedging contracts were $27 million, all of which will be reclassified into earnings during the remainder of 2019 as the originally hedged crude oil sales are recognized in earnings.

Interest rate swaps designated as fair value hedges:  At September 30, 2019 and December 31, 2018, we had interest rate swaps with gross notional amounts totaling $100 million, which were designated as fair value hedges where we have converted interest payments on certain long-term debt from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  For the three and nine months ended September 30, 2019, the change in fair value of interest rate swaps was a decrease in the liability of $1 million and $4 million, respectively, compared with an increase in liability of less than $1 million and $4 million in the three and nine months ended September 30, 2018, respectively, with a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Derivative contracts not designated as hedging instruments:

Foreign exchange:  Foreign exchange gains and losses which are reported in Other, net in the Statement of Consolidated Income were gains of $1 million and $4 million in the three and nine months ended September 30, 2019, respectively, compared with losses of $4 million in both the three and nine months ended September 30, 2018.  A component of foreign exchange gains and losses are the results of foreign exchange derivative contracts that are not designated as hedges which amounted to gains of $1 million and $2 million in the three and nine months ended September 30, 2019, respectively, compared with losses of less than $1 million and $1 million in the three and nine months ended September 30, 2018, respectively.

Crude oil derivatives:  In the three and nine months ended September 30, 2018, noncash adjustments to de-designated crude oil price hedging contracts decreased Sales and other operating revenues by $4 million and $20 million, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurement:

We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at September 30, 2019.  At September 30, 2019, total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $6,541 million and a fair value of $7,415 million based on Level 2 inputs.

15.  Subsequent Events

On October 4, 2019, HESM announced that it will acquire HIP, including HIP’s 80% interest in HESM’s oil and gas midstream assets, HIP’s water services business and the outstanding economic general partner interest and incentive distribution rights in HESM.  In addition, HESM’s organizational structure will convert from a master limited partnership into an “Up-C” structure in which HESM’s public unitholders will receive newly issued securities in a new public entity to be named “Hess Midstream LP” (Hess Midstream), which will be taxed as a corporation for U.S. Federal and State income tax purposes.  As part of the proposed transaction between HESM and HIP, Hess Corporation announced it would receive approximately $275 million in cash and approximately 115 million newly issued units in HESM. Upon completion of the transaction, Hess Corporation will own approximately 134 million HESM units, or 47% of Hess Midstream on a consolidated basis.  The transaction, which is non-taxable to Hess Corporation, is expected to close in the fourth quarter of 2019, subject to customary closing conditions and regulatory approvals.

In November 2019, we entered into WTI crude oil price collars with an average monthly floor price of $50 per barrel and an average monthly ceiling price of $70 per barrel with a notional amount of 80,000 bopd for the full year 2020 at a cost of $78 million.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended September 30, 2019 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids (NGLs), and natural gas with production operations located primarily in the United States (U.S.), Denmark, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia.  We conduct exploration activities primarily offshore Guyana, Suriname, Canada and in the U.S. Gulf of Mexico.  At the Stabroek Block (Hess 30%), offshore Guyana, we have participated in fourteen significant discoveries.  The Liza Phase 1 development was sanctioned in 2017 and is targeted to start up in December of this year with production reaching up to 120,000 gross barrels of oil per day (bopd).  The Liza Phase 2 development was sanctioned in the second quarter of 2019 and is expected to start up by mid-2022 with production reaching up to 220,000 gross bopd.  The discovered resources to date on the Stabroek Block are expected to underpin the potential for at least five floating production, storage and offloading (FPSO) vessels producing more than 750,000 gross bopd by 2025.

Our Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane, and water handling services primarily in the Bakken and Three Forks Shale plays in the Williston Basin area of North Dakota.  In October 2019, Hess Midstream Partners LP (HESM) announced it will acquire Hess Infrastructure Partners LP (HIP), with an expected close date in the fourth quarter of 2019, subject to customary closing conditions and regulatory approvals.  See Note 15, Subsequent Events in the Notes to Consolidated Financial Statements.

Third Quarter Highlights and Outlook

We project our E&P capital and exploratory expenditures will be approximately $2.7 billion in 2019, which is down from previous guidance of $2.8 billion.  Capital investment for our Midstream operations is expected to be $430 million including assets acquired from Summit Midstream Partners LP.  Oil and gas production in 2019, excluding Libya, is forecast to be approximately 285,000 barrels of oil equivalent per day (boepd), up from the previous guidance range of 275,000 boepd to 280,000 boepd.  We have crude oil put option contracts for the remainder of 2019 that establish a WTI monthly floor price of $60 per barrel for 95,000 bopd.  In November 2019, we entered into WTI crude oil price collars with an average monthly floor price of $50 per barrel and an average monthly ceiling price of $70 per barrel with a notional amount of 80,000 bopd for the full year 2020.

Net cash provided by operating activities was $1,356 million in the first nine months of 2019, compared with $1,058 million in the first nine months of 2018.  Net cash provided by operating activities before changes in operating assets and liabilities were $1,717 million in the first nine months of 2019 and $1,541 million in the first nine months of 2018.  Capital expenditures were $2,072 million in the first nine months of 2019 and $1,544 million in the first nine months of 2018.  Excluding our Midstream segment, we ended the third quarter of 2019 with approximately $1.9 billion in cash and cash equivalents.  In 2020, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents existing at September 30, 2019 will be sufficient to fund our capital investment program and dividends.

Third Quarter Results

In the third quarter of 2019, we incurred a net loss of $212 million, compared with a net loss of $42 million in the third quarter of 2018.  Excluding items affecting comparability of earnings between periods on pages 28 to 30, we incurred an adjusted net loss of $105 million in the third quarter of 2019, compared with an adjusted net income of $29 million in the third quarter of 2018.  The decline in third quarter 2019 results, compared with the prior-year quarter, primarily reflects lower realized selling prices, partially offset by reduced exploration expenses.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

Exploration and Production Results

In the third quarter of 2019, E&P had a net loss of $60 million, compared with net income of $50 million in the third quarter of 2018.  Excluding items affecting comparability of earnings between periods, the adjusted net loss for the third quarter of 2019 was $41 million, compared with an adjusted net income of $109 million in the third quarter of 2018.  Total net production, excluding Libya, averaged 290,000 boepd in the third quarter of 2019, compared with 279,000 boepd in the third quarter of 2018 which included 10,000 boepd from a divested asset.  The average realized crude oil selling price, including hedging, was $56.03 per barrel, down from $66.08 per barrel in the third quarter of 2018.  The average realized NGLs selling price in the third quarter of 2019 was $9.41 per barrel, down from $24.29 per barrel in the prior-year quarter, while the average realized natural gas selling price was $3.81 per thousand cubic feet (mcf), down from $4.11 per mcf in the third quarter of 2018.

The following is an update of our ongoing E&P activities:

Producing E&P assets:

•

In North Dakota, net production from the Bakken oil shale play averaged 163,000 boepd for the third quarter of 2019 (2018 Q3: 118,000 boepd), with net oil production up 26% to 96,000 bopd from 76,000 bopd in the year-ago period, primarily due to increased drilling activity and new plug and perf completion design.  Natural gas and NGL production were also higher due to the increased drilling activity, as well as additional natural gas captured with the start-up of the Little Missouri 4 natural gas processing plant in late July and additional NGLs received under percentage of proceeds contracts resulting from lower NGL commodity pricing.  The Corporation operated six rigs in the third quarter, drilling 41 wells, completing 43 wells and bringing 33 new wells online.  During 2019, we now expect to bring approximately 155 new wells on production.  We forecast net production to average approximately 165,000 boepd for the fourth quarter of 2019 and approximately 150,000 boepd for full year 2019.

•

In the Gulf of Mexico, net production for the third quarter of 2019 averaged 59,000 boepd (2018 Q3: 71,000 boepd), primarily reflecting hurricane-related downtime that reduced third quarter 2019 net production by approximately 6,000 boepd, as well as higher planned maintenance.

The Corporation announced a discovery at the Hess operated Esox-1 exploration well in Mississippi Canyon Block No. 726 (Hess - 57%), which encountered approximately 191 feet of net pay in high-quality Miocene reservoirs.  The well will be completed and tied back to the Tubular Bells production facilities, with first oil expected in the first quarter of 2020.  In the fourth quarter of 2019, the operator, Kosmos Energy, plans to commence drilling of the Oldfield-1 exploration well (Hess - 60%), located approximately 6 miles east of the Esox-1 exploration well.

•

In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 33,000 boepd for the third quarter of 2019 (2018 Q3: 37,000 boepd), including contribution from unitized acreage in Malaysia, reflecting increased planned downtime for maintenance.  Net production from North Malay Basin, offshore Peninsular Malaysia, averaged 27,000 boepd for the third quarter of 2019 (2018 Q3: 31,000 boepd).

•

In Denmark at the Hess operated License 6/16 (Hess - 80%), we completed drilling of the Jill-1 exploration commitment well in early November.  The well was not successful and third quarter results include exploration expense of $10 million ($7 million after income taxes) for well costs incurred through September 30, 2019.  We estimate approximately $15 million ($11 million after income taxes) of exploration expense will be recognized in the fourth quarter of 2019 for well costs incurred after September 30, 2019.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

Other E&P assets:

•

At the Stabroek Block (Hess - 30%), offshore Guyana, the operator, Esso Exploration and Production Guyana Limited, announced a 14th discovery at the Tripletail-1 exploration well, which encountered approximately 108 feet of high-quality oil-bearing sandstone reservoir and is located approximately 3 miles northeast of the Longtail discovery.  Additional hydrocarbon bearing reservoirs were subsequently encountered below the previously announced Tripletail discovery, which are still under evaluation.

Exploration and development drilling activities continue on the Stabroek Block.  After completion of operations at Tripletail, the Noble Tom Madden drillship will next drill the Uaru-1 exploration well, located approximately 10 miles east of the Liza-1 well.  The Stena Carron drillship is continuing drilling and evaluation activity at Ranger-2.  The drillship will next conduct a production test at Yellowtail-1.  The Noble Bob Douglas drillship is currently conducting development drilling operations for the Liza Phase 1 project.  A fourth drillship, the Noble Don Taylor, is expected to arrive in Guyana in November 2019 and will drill the Mako-1 exploration well located approximately 6 miles south of the Liza-1 well.

The Liza Phase 1 development is now targeted to commence production in December of this year and will produce up to 120,000 gross bopd utilizing the Liza Destiny FPSO, which arrived in Guyana on August 29, 2019.  The Liza Phase 2 development was sanctioned in May 2019 and will use the Liza Unity FPSO to produce up to 220,000 gross bopd, with development drilling to commence in the first quarter of 2020 and first oil expected by mid-2022.  Pending government approvals, a third development, Payara, is expected to produce up to 220,000 bopd with start-up in 2023.

The following is an update of our ongoing Midstream activities:

•

On October 4, 2019, HESM announced it will acquire HIP, including HIP’s 80% interest in HESM’s oil and gas midstream assets, HIP’s water services business and the outstanding economic general partner interest and incentive distribution rights in HESM.  In addition, HESM’s organizational structure will convert from a master limited partnership into an “Up-C” structure in which HESM’s public unitholders will receive newly issued securities in a new public entity to be named “Hess Midstream LP” (Hess Midstream), which will be taxed as a corporation for U.S. Federal and State income tax purposes.  As part of the proposed transaction between HESM and HIP, Hess Corporation announced it would receive approximately $275 million in cash and approximately 115 million newly issued units in HESM. Upon completion of the transaction, Hess Corporation will own approximately 134 million HESM units, or 47% of Hess Midstream on a consolidated basis.  The transaction, which is non-taxable to Hess Corporation, is expected to close in the fourth quarter of 2019, subject to customary closing conditions and regulatory approvals.  See Note 15, Subsequent Events in the Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(60)	$50	$117	$56
Midstream	39	30	111	88
Corporate, Interest and Other	(191)	(122)	(414)	(422)
Total	$(212)	$(42)	$(186)	$(278)

Net Income (Loss) Attributable to Hess Corporation Per Common Share - Diluted (a)	$(0.70)	$(0.18)	$(0.63)	$(1.04)
(a)	Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of diluted shares.

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$(19)	$(59)	$3	$(86)
Midstream	—	—	—	—
Corporate, Interest and Other	(88)	(12)	(88)	(93)
Total	$(107)	$(71)	$(85)	$(179)

The items in the table above are explained on pages 28 to 30.

Reconciliations of GAAP and non-GAAP measures

The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$(212)	$(42)	$(186)	$(278)
Less: Total items affecting comparability of earnings between periods, after-tax	(107)	(71)	(85)	(179)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(105)	$29	$(101)	$(99)

The following table reconciles reported net cash provided by (used in) operating activities and cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$443	$423	$1,356	$1,058
Less: Changes in operating assets and liabilities	(79)	(258)	(361)	(483)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$522	$681	$1,717	$1,541

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Adjusted net income (loss) attributable to Hess Corporation is a non-U.S. GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods.  Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.

Net cash provided by (used in) operating activities before changes in operating assets and liabilities presented in this report is a non-U.S. GAAP liquidity measure, which we define as reported net cash provided by (used in) operating activities excluding changes in operating assets and liabilities.  Management uses net cash provided by (used in) operating activities before changes in operating assets and liabilities to evaluate the Corporation’s underlying cash-generation performance and believes that investors’ understanding of our cash-generation ability is enhanced by disclosing this measure, which excludes working capital and other movements that may distort assessment of business liquidity performance between periods.

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

Comparison of Results

Exploration and Production

Following is a summarized income statement of our E&P operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,580	$1,793	$4,812	$4,673
Gains on asset sales, net	—	14	22	27
Other, net	17	12	44	36
Total revenues and non-operating income	1,597	1,819	4,878	4,736
Costs and Expenses
Marketing, including purchased oil and gas	453	506	1,385	1,343
Operating costs and expenses	251	215	695	703
Production and severance taxes	47	47	132	128
Midstream tariffs	182	169	509	483
Exploration expenses, including dry holes and lease impairment	50	169	127	271
General and administrative expenses	51	106	141	203
Depreciation, depletion and amortization	507	457	1,430	1,249
Total costs and expenses	1,541	1,669	4,419	4,380
Results of Operations Before Income Taxes	56	150	459	356
Provision (benefit) for income taxes (a)	116	100	342	300
Net Income (Loss) Attributable to Hess Corporation	$(60)	$50	$117	$56
(a)

Commencing January 1, 2019, management changed its measurement of segment earnings to reflect income taxes on a post U.S. tax consolidation and valuation allowance assessment basis.  See footnote (a) in the table on page 16 for further details.

Excluding the E&P items affecting comparability of earnings between periods detailed on page 28, the changes in E&P earnings are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, Depreciation, depletion and amortization (DD&A), exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Selling Prices:  Lower realized selling prices in the third quarter and first nine months of 2019 decreased after-tax results by approximately $210 million and $290 million, respectively, compared with the corresponding periods in 2018.  Average selling prices were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
Onshore	$53.03	$62.92	$53.74	$59.54
Offshore	58.72	66.62	60.12	63.49
Total United States	54.72	64.38	55.88	60.90
Denmark	63.13	74.71	67.37	72.37
Libya	62.28	73.34	65.08	71.14
Malaysia and JDA	58.55	73.67	61.55	70.68
Worldwide	56.03	66.08	57.48	62.89

Crude Oil – Per Barrel (Excluding Hedging)
United States
Onshore	$52.88	$66.76	$53.65	$63.38
Offshore	58.56	70.44	60.03	67.29
Total United States	54.57	68.22	55.79	64.72
Denmark	63.13	74.71	67.37	72.37
Libya	62.28	73.34	65.08	71.14
Malaysia and JDA	58.55	73.67	61.55	70.68
Worldwide	55.91	69.22	57.41	65.98

Natural Gas Liquids – Per Barrel
United States
Onshore	$9.55	$22.99	$12.96	$21.27
Offshore	7.93	31.27	12.95	27.63
Worldwide	9.41	24.29	12.96	22.01

Natural Gas – Per Mcf
United States
Onshore	$1.32	$1.99	$1.64	$2.14
Offshore	1.89	2.22	2.21	2.18
Total United States	1.55	2.09	1.90	2.15
Denmark	3.74	3.55	3.84	3.50
Libya	5.11	5.21	5.32	6.40
Malaysia and JDA	5.18	5.23	5.18	4.91
Worldwide	3.81	4.11	4.06	4.00
(a)

Selling prices in the United States are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees Worldwide selling prices for the third quarter of 2019 would be $59.35 (Q3 2018: $69.06) per barrel for crude oil (including hedging), $59.23 (Q3 2018: $72.20) per barrel for crude oil (excluding hedging), $9.58 (Q3 2018: $24.45) per barrel for NGLs and $3.88 (Q3 2018: $4.17) per mcf for natural gas.  Excluding these fees Worldwide selling prices for the first nine months of 2019 would be $60.64 (2018: $65.93) per barrel for crude oil (including hedging), $60.57 (2018: $69.02) per barrel for crude oil (excluding hedging), $13.13 (2018: $22.21) per barrel for NGLs and $4.13 (2018: $4.07) per mcf for natural gas.

In the three and nine months ended September 30, 2019, crude oil price hedging contracts increased Sales and other operating revenues by $2 million and $3 million, respectively.  Crude oil price hedging contracts for the three and nine months ended September 30, 2018 decreased Sales and other operating revenues by $49 million and $139 million, respectively.  As of September 30, 2019, we have crude oil put options for calendar year 2019 that establish a WTI monthly floor price of $60 per barrel on 95,000 bopd.

In November 2019, we entered into WTI crude oil price collars with an average monthly floor price of $50 per barrel and an average monthly ceiling price of $70 per barrel with a notional amount of 80,000 bopd for the full year 2020 at a cost of $78 million.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Crude Oil – Barrels
United States
North Dakota (a)	96	78	89	74
Offshore	40	50	45	39
Total United States	136	128	134	113
Denmark	6	7	6	6
Libya	20	16	19	18
Malaysia and JDA	4	4	4	4
Total	166	155	163	141

Natural Gas Liquids – Barrels
United States
North Dakota (a)	47	31	40	31
Offshore	5	6	5	5
Other (b)	—	3	—	3
Total United States	52	40	45	39

Natural Gas – Mcf
United States
North Dakota (a)	125	76	102	75
Offshore	84	89	87	59
Other (b)	—	43	—	52
Total United States	209	208	189	186
Denmark	6	8	6	8
Libya	12	10	12	12
Malaysia and JDA	336	385	349	351
Total	563	611	556	557

Barrels of Oil Equivalent (c)	312	297	301	273

Crude oil and natural gas liquids as a share of total production	70%	66%	69%	66%
(a)

Net production from the Bakken was 163,000 boepd and 144,000 boepd in the third quarter and first nine months of 2019, respectively, compared with  118,000 boepd and 114,000 boepd in the third quarter and first nine months of 2018, respectively.

(b)

In August 2018, the Corporation sold its joint venture interests in the Utica shale play in eastern Ohio.  Net production was 10,000 boepd and 12,000 boepd in the third quarter and first nine months of 2018, respectively.

(c)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, NGLs do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 25.

We forecast net production, excluding Libya, to average approximately 300,000 boepd for the fourth quarter and to average approximately 285,000 boepd for the full year of 2019.

United States:  North Dakota net oil production was higher in the third quarter and first nine months of 2019, compared with the corresponding periods in 2018, primarily due to increased drilling activity and new plug and perf completion design.  North Dakota net natural gas and NGL production was higher in the third quarter and first nine months of 2019, compared with the corresponding periods in 2018, also due to the increased drilling activity, as well as additional natural gas captured with the start-up of the Little Missouri 4 natural gas processing plant in late July and additional NGLs received under percentage of proceeds contracts resulting from lower NGL commodity pricing.  Offshore net production was lower in the third quarter 2019, compared with the corresponding period in 2018, primarily reflecting hurricane-related downtime that reduced third quarter 2019 net production by approximately 6,000 boepd, as well as higher planned maintenance.  Offshore net production was higher in the first nine months of 2019, compared with the corresponding period in 2018, primarily due to higher production from the Conger and Penn State fields that were impacted by a prior-year shutdown of the third-party operated Enchilada platform, partially offset by hurricane-related downtime and planned maintenance in the third quarter of 2019.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

International:  Net production was lower in the third quarter of 2019, compared with the corresponding period in 2018, due to lower production entitlement at the North Malay Basin and increased planned maintenance downtime at the JDA in the current period.  Net production was comparable in the first nine months of 2019 to the corresponding period in 2018.

Sales Volumes:  The impact of higher sales volumes improved after-tax results by approximately $70 million and $390 million in the third quarter and first nine months of 2019, compared with the corresponding periods in 2018.  Worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Crude oil – barrels	15,593	14,085	44,594	38,155
Natural gas liquids – barrels	4,756	3,696	12,318	10,624
Natural gas – mcf	51,782	56,251	151,855	151,946
Barrels of Oil Equivalent (a)	28,979	27,156	82,221	74,103

Crude oil – barrels per day	169	153	163	139
Natural gas liquids – barrels per day	52	40	45	39
Natural gas – mcf per day	563	611	556	557
Barrels of Oil Equivalent Per Day (a)	315	295	301	271
(a)

Reflects natural gas production converted on the basis of relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, NGLs do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 25.

Marketing, including purchased oil and gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGLs and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. marketing activities.  Excluding items affecting comparability of earnings, Marketing expense was lower in the third quarter of 2019, compared with the corresponding period in 2018, primarily due to lower benchmark crude oil prices on purchased volumes.  Marketing expense was marginally higher in the first nine months of 2019, compared with the corresponding period in 2018, reflecting the purchase of higher third-party volumes partially offset by lower benchmark crude oil prices on purchased volumes.

Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses.  Excluding items affecting comparability of earnings, cash operating costs on an absolute and per-unit basis increased in the third quarter of 2019, compared with the corresponding period in 2018, reflecting higher planned workover activity and the impact from selling our joint venture interests in the Utica shale play in the third quarter of 2018.  Excluding items affecting comparability of earnings, cash operating costs on an absolute basis, were marginally higher in the first nine months of 2019 compared with the corresponding period in 2018, while on a per-unit basis, cash operating costs were lower in 2019 reflecting the impact of higher production volumes.

DD&A:  Excluding items affecting comparability of earnings, DD&A expenses were higher in the third quarter and first nine months of 2019 on an absolute basis, compared with the corresponding periods in 2018, reflecting higher production volumes.  DD&A expense on a per-unit basis was higher in the third quarter and first nine months of 2019, compared with the corresponding periods in 2018, primarily due to the year-over-year mix of production.

Unit Costs:  Unit cost per barrel of oil equivalent (boe) information is based on total net production volumes and excludes items affecting comparability of earnings as disclosed below.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range (a)
	Three Months Ended		Nine Months Ended		Three Months Ended	Twelve Months Ended
	September 30,		September 30,		December 31,	December 31,
	2019	2018	2019	2018	2019	2019
Cash operating costs (b)	$12.13	$11.41	$11.75	$12.68	$12.50 — $13.50	$12.50 — $13.00
DD&A (c)	17.67	16.14	17.38	16.57	17.50 — 18.50	18.00 — 18.50
Total Production Unit Costs	$29.80	$27.55	$29.13	$29.25	$30.00 — $32.00	$30.50 — $31.50
(a)	Forecast information excludes any contribution from Libya and items affecting comparability of earnings.
(b)

Excluding items affecting comparability of earnings and Libya, cash operating costs per boe were $12.75 and $12.34 in the three and nine months ended September 30, 2019, respectively, compared with $11.87 and $13.34 in the corresponding periods of 2018, respectively.

(c)

Excluding items affecting comparability of earnings and Libya, DD&A per boe was $18.79 and $18.50 in three and nine months ended September 30, 2019, respectively, compared with $17.03 and $17.66 in the corresponding periods of 2018, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Exploratory dry hole costs (a)	$10	$119	$10	$132
Exploration lease and other impairment	3	8	14	28
Geological and geophysical expense and exploration overhead	37	42	103	111
Total Exploration Expense	$50	$169	$127	$271
(a)

Third quarter 2019 exploratory dry hole costs relate to the Jill-1 well on License 6/16 in Denmark.  Third quarter 2018 exploratory dry hole costs relate to the Aspy well, offshore Nova Scotia, Canada and the Pontoenoe-1 well at Block 42, offshore Suriname.

Exploration expenses, excluding dry hole expense, are estimated to be in the range of $70 million to $75 million in the fourth quarter of 2019 and $190 million to $195 million for the full year of 2019.

Income Taxes:  Income tax expense is comprised primarily of taxes in Libya in the third quarter and first nine months of both 2019 and 2018.  Excluding items affecting comparability of earnings between periods and Libyan operations, the effective income tax rate for E&P operations in the third quarter and first nine months of 2019 was an expense of 6% and 12%, respectively, compared with a benefit of 11% and 22%, respectively, in the corresponding periods of 2018.  Excluding items affecting comparability of earnings between periods and Libyan operations, the E&P effective income tax rate is expected to be an expense in the range of 0% to 4% for the fourth quarter of 2019 and for the full year of 2019.

Items Affecting Comparability of Earnings Between Periods:

The following table summarizes, on an after-tax basis, income (expense) items affecting comparability of E&P earnings between periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Cost recovery settlement	$(19)	$—	$(19)	$—
Gain on asset sales, net	—	14	22	24
Vacated office space	—	(73)	—	(73)
Employee severance	—	—	—	(37)
	$(19)	$(59)	$3	$(86)

The following table summarizes, on a pre-tax basis, income (expense) items that affect comparability of E&P earnings between periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Cost recovery settlement	$(21)	$—	$(21)	$—
Gain on asset sales, net	—	14	22	24
Vacated office space	—	(73)	—	(73)
Employee severance	—	—	—	(37)
	$(21)	$(59)	$1	$(86)

Cost recovery settlement:  In the third quarter of 2019, we recorded a pre-tax charge of $21 million ($19 million after income taxes) related to a settlement on historical cost recovery balances in the JDA that will be paid in cash.  The charge is included in Marketing, including purchased oil and gas in the Statement of Consolidated Income.

Gain on asset sale, net:  In the second quarter of 2019, we recorded a pre-tax gain of $22 million ($22 million after income taxes) associated with the sale of our remaining acreage in the Utica shale play.  In the third quarter of 2018, we recorded a pre-tax gain of $14 million ($14 million after income taxes) associated with the sale of our joint venture interests in the Utica shale play.  In the second quarter of 2018, we recorded a pre-tax gain of $10 million ($10 million after income taxes) associated with the sale of our interests in Ghana.

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

Midstream

Following is a summarized income statement of our Midstream operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$215	$184	$595	$527
Other, net	1	2	1	5
Total revenues and non-operating income	216	186	596	532

Costs and Expenses
Operating costs and expenses	73	51	186	139
General and administrative expenses	9	3	20	9
Depreciation, depletion and amortization	36	32	105	94
Interest expense	13	15	45	45
Total costs and expenses	131	101	356	287

Results of Operations Before Income Taxes	85	85	240	245
Provision (benefit) for income taxes (a)	—	10	—	28
Net Income (Loss)	85	75	240	217
Less: Net income (loss) attributable to noncontrolling interests (b)	46	45	129	129
Net Income (Loss) Attributable to Hess Corporation	$39	$30	$111	$88
(a)

Commencing January 1, 2019, management changed its measurement of segment earnings to reflect income taxes on a post U.S. tax consolidation and valuation allowance assessment basis.  See footnote (a) in the table on page 16 for further details.

(b)	The noncontrolling interests’ share of income is not subject to tax.

Sales and other operating revenues for the third quarter and first nine months of 2019 increased, compared with the corresponding periods in 2018, primarily due to higher throughput volumes and increased rail transportation and water trucking revenues associated with third party services.  Operating costs and expenses for the third quarter and first nine months of 2019 increased, compared with the corresponding periods in 2018, due to higher maintenance activity, and increased third party rail transportation and water trucking charges.

Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be approximately $55 million in the fourth quarter of 2019 and approximately $165 million for the full year of 2019.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$26	$27	$86	$76
Interest expense	88	89	267	269
Less: Capitalized interest	(11)	(5)	(27)	(14)
Interest expense, net	77	84	240	255
Corporate, Interest and Other expenses before income taxes	103	111	326	331
Provision (benefit) for income taxes	—	(1)	—	(2)
Net Corporate, Interest and Other expenses after income taxes	103	110	326	329
Items affecting comparability of earnings between periods, after-tax	88	12	88	93
Total Corporate, Interest and Other Expenses After Income Taxes	$191	$122	$414	$422

In the third quarter of 2019, Corporate and other expenses, excluding items affecting comparability, were comparable to the corresponding period in 2018.  Corporate and other expenses, excluding items affecting comparability, were higher in the first nine months of 2019, compared with the corresponding period in 2018, primarily due to lower other non-operating income.  Interest expense, net was lower in the third quarter and first nine months of 2019, compared with corresponding periods in 2018, primarily due to higher capitalized interest.

Fourth quarter 2019 corporate expenses are expected to be in the range of $25 million to $30 million, and interest expense is expected to be in the range of $75 million to $80 million.  We estimate corporate expenses for full year 2019 to be in the range of $110 million to $115 million, and interest expense to be in the range of $315 million to $320 million.

Items Affecting Comparability of Earnings Between Periods:  In the third quarter of 2019, Corporate expenses included a noncash pension settlement charge of $88 million ($88 million after income taxes).  The charge is included in Other, net in the Statement of Consolidated Income.  See Note 9, Retirement Plans, in the Notes to Consolidated Financial Statements.  In the third quarter of 2018, Corporate expenses included an allocation of noncash income tax expense of $12 million to offset the recognition of a noncash income tax benefit recorded in other comprehensive income resulting from changes in fair value of our 2019 crude oil hedging program, as required under accounting standards.  In the nine months ended September 30, 2018, we also recognized pre-tax charges totaling $53 million ($53 million after income taxes) related to the premium paid for debt repurchases, a pre-tax charge of $58 million ($58 million after income taxes) resulting from the settlement of legal claims related to former downstream interests, and, as required under accounting standards, we recognized an allocation of noncash income tax benefit of $30 million to offset the recognition of a noncash income tax expense recorded in other comprehensive income, resulting from a reduction in our pension liabilities.

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

	September 30,	December 31,
	2019	2018
	(In millions, except ratio)
Cash and cash equivalents (a)	$1,863	$2,694
Current maturities of long-term debt	15	67
Total debt (b)	6,541	6,672
Total equity	10,177	10,888
Debt to capitalization ratio (c)	40.1%	38.0%
(a)	Includes $7 million of cash attributable to our Midstream segment, at September 30, 2019 (December 31, 2018: $109 million).
(b)	Includes $1,152 million of debt outstanding at September 30, 2019 from our Midstream segment that is non-recourse to Hess Corporation (December 31, 2018: $981 million).
(c)

Total debt (including finance lease obligations) as a percentage of the sum of total debt (including finance lease obligations) plus equity.  Prior to the adoption of ASC 842, Leases, finance lease obligations were included in debt.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended, September 30,
	2019	2018
	(In millions)
Net cash provided by (used in):
Operating activities	$1,356	$1,058
Investing activities	(2,018)	(901)
Financing activities	(169)	(2,000)
Net Increase (Decrease) in Cash and Cash Equivalents	$(831)	$(1,843)

Operating activities:  Net cash provided by operating activities was $1,356 million in the first nine months of 2019, compared with $1,058 million in the first nine months of 2018.  The increase in 2019 operating cash flows primarily reflects higher net production volumes.  Changes in operating assets and liabilities was a use of cash of $361 million in the first nine months of 2019, and a use of cash of $483 million in the first nine months of 2018.  Changes in operating assets and liabilities during 2019 resulted primarily from an increase in accounts receivable and a decrease in accounts payable and accrued liabilities, including a one-time payment of approximately $130 million to our joint venture partner for its share of sale/leaseback proceeds related to our sale of the North Malay Basin floating storage and offloading vessel completed in the third quarter of 2018.

Investing activities:  Additions to property, plant and equipment of $2,004 million in the first nine months of 2019 were up $571 million compared with the corresponding period in 2018, primarily reflecting increased drilling activity in the Bakken, increased exploration and development activity on the Stabroek Block, offshore Guyana, and the Midstream operating segment’s acquisition of assets from Summit Midstream Partners LP.  The Midstream segment invested $33 million in its 50/50 joint venture with Targa Resources in the first nine months of 2019, compared with $67 million in the first nine months of 2018.  Proceeds received from assets sales were $22 million in the first nine months of 2019 compared to $607 million in the first nine months of 2018.  Proceeds from asset sales in 2018 primarily resulted from the sale of our joint venture interests in the Utica shale play and the sale/leaseback transaction of the FSO vessel in the North Malay Basin.

The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Nine Months Ended, September 30,
	2019	2018
	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(1,764)	$(1,340)
Increase (decrease) in related liabilities	44	75
Additions to property, plant and equipment - E&P	$(1,720)	$(1,265)

Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(308)	$(204)
Increase (decrease) in related liabilities	24	36
Additions to property, plant and equipment - Midstream	$(284)	$(168)

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Financing activities: HIP and HESM borrowed a net total of $176 million from their revolving credit facilities in the first nine months of 2019.  Debt repayments were $8 million in the first nine months of 2019 and $610 million in the first nine months of 2018, that included the redemption of our 8.125% notes due in 2019.  Payments on finance lease obligations were $47 million in the first nine months of 2019.  In addition, we paid common and preferred stock dividends totaling $241 million in the first nine months of 2019, compared with $262 million in the first nine months of 2018.  In the first nine months of 2018, we cash settled the repurchase of $1,120 million of common stock.

Future Capital Requirements and Resources

Excluding our Midstream segment, we ended the third quarter of 2019 with approximately $1.9 billion in cash and cash equivalents, total liquidity including available committed credit facilities of approximately $5.7 billion and no significant near-term debt maturities.

Net cash provided by operating activities was $1,356 million in the first nine months of 2019, compared with $1,058 million in the first nine months of 2018.  Net cash provided by operating activities before changes in operating assets and liabilities was $1,717 million in the first nine months of 2019 and $1,541 million in the first nine months of 2018.  Capital expenditures were $2,072 million in the first nine months of 2019 and $1,544 million in the first nine months of 2018.  In 2020, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents existing at September 30, 2019, will be sufficient to fund our capital investment program and dividends.

The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at September 30, 2019:

				Letters of
	Expiration			Credit	Total	Available
	Date	Capacity	Borrowings	Issued	Used	Capacity
		(In millions)
Hess Corporation
Revolving credit facility	May 2023	$3,500	$—	$—	$—	$3,500
Committed lines	Various (a)	445	—	54	54	391
Uncommitted lines	Various (a)	218	—	218	218	—
Total - Hess Corporation		$4,163	$—	$272	$272	$3,891

Midstream
Revolving credit facility - HIP (b)	November 2022	$600	$165	$—	$165	$435
Revolving credit facility - Hess Midstream Partners LP (c)	March 2021	300	11	—	11	289
Total - Midstream		$900	$176	$—	$176	$724
(a)	Committed and uncommitted lines have expiration dates through 2020 and 2019, respectively.
(b)	This credit facility may only be utilized by HIP and is non-recourse to Hess Corporation.
(c)	This credit facility may only be utilized by HESM and is non-recourse to Hess Corporation.

At September 30, 2019, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility and was in compliance with its financial covenants.

In the second quarter of 2019, the Corporation entered into a new $3.5 billion revolving credit facility with a maturity date of May 15, 2023, which replaced the Corporation’s previous revolving credit facility that had been due to mature on January 21, 2021.  The new facility, which is fully undrawn, can be used for borrowings and letters of credit.  Borrowings on the new facility will generally bear interest at 1.30% above the London Interbank Offered Rate (LIBOR), though the interest rate is subject to adjustment if the Corporation’s credit rating changes.  The facility is subject to customary representations, warranties and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the credit agreement for the facility) of the Corporation and its consolidated subsidiaries to 0.650 to 1.000, and customary events of default.

We also have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

At September 30, 2019, HIP had $800 million of senior secured syndicated credit facilities maturing November 2022, consisting of a $600 million 5-year revolving credit facility and a drawn $200 million 5-year Term Loan A facility.  The revolving credit facility can be used for borrowings and letters of credit to fund the joint venture’s operating activities and capital expenditures.  Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  The interest rate is subject to adjustment based on HIP’s leverage ratio, which is calculated as total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  If HIP obtains an investment grade credit rating, as defined in the amended credit agreement, pricing levels will be based on the credit ratings in effect from time to time.  The credit facilities contain financial covenants that generally require a leverage ratio of no more than 5.0 to 1.0 for the prior four fiscal quarters and an interest coverage ratio, which is calculated as EBITDA to cash interest expense, of no less than 2.25 to 1.0 for the prior four fiscal quarters.  The amended credit agreement includes a secured leverage ratio test not to exceed 3.75 to 1.00 for so long as the facilities remain secured.  HIP is in compliance with these financial covenants at September 30, 2019.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At September 30, 2019, borrowings of $165 million were drawn under HIP’s revolving credit facility, and borrowings of $190 million, excluding deferred issuance costs, were drawn under HIP’s Term Loan A facility.  The credit facilities are secured by first-priority perfected liens on substantially all of HIP’s and certain of its wholly-owned subsidiaries’ directly owned assets, including its equity interests in certain subsidiaries, subject to customary exclusions.

HESM has a $300 million 4-year senior secured syndicated revolving credit facility that became available for utilization at completion of its initial public offering in April 2017.  The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of HESM and expires March 2021.  Borrowings on the credit facility will generally bear interest at LIBOR plus an applicable margin of 1.275%.  The interest rate is subject to adjustment based on HESM’s leverage ratio, which is calculated as total debt to EBITDA.  If HESM obtains credit ratings, pricing levels will be based on the credit ratings in effect from time to time.  HESM is subject to customary covenants in the credit agreement, including financial covenants that generally require a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters.  HESM is in compliance with these financial covenants at September 30, 2019.  The credit facility is secured by first priority perfected liens on substantially all directly owned assets of HESM and its wholly-owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.  Outstanding borrowings under this credit facility are non-recourse to Hess Corporation.  At September 30, 2019, borrowings of $11 million were drawn under this facility.

In October 2019, HESM announced it will acquire HIP, with an expected close date in the fourth quarter of 2019, subject to customary closing conditions and regulatory approvals.  In conjunction with the proposed transaction, borrowings under HIP’s credit facilities will be retired and HESM will assume approximately $800 million of outstanding HIP notes in a par-for-par exchange.  In addition, HESM is expected to incur additional borrowings of approximately $960 million, resulting in expected total HESM debt of $1.77 billion at the close of the transaction.  Total Midstream segment debt was $1.15 billion at September 30, 2019.  See Note 15, Subsequent Events in the Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures

We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 14, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.

Financial Risk Management Activities

We have outstanding foreign exchange contracts with notional amounts totaling $85 million at September 30, 2019 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% weakening in the U.S. Dollar exchange rate is estimated to be a loss of less than $5 million at September 30, 2019.

At September 30, 2019, our total long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $6,541 million and a fair value of $7,415 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $430 million or $480 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

At September 30, 2019, we have outstanding West Texas Intermediate (WTI) crude oil put contracts.  See Note 14, Financial Risk Management Activities in the Notes to Consolidated Financial Statements. As of September 30, 2019, an assumed 10% increase in the forward WTI crude oil prices used in determining the fair value of our crude put contracts would reduce the fair value of these derivatives instruments by approximately $30 million, while an assumed 10% decrease in the same WTI crude oil prices would increase the fair value of these derivative instruments by approximately $40 million.

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

Item 4.   Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2019.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

Information regarding legal proceedings is contained in Note 12, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 6.   Exhibits.

Exhibits
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)*	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

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

Date: November 7, 2019