Form 10-K
period 2019-12-31
HESS CORP
filed 2020-02-20
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-1204

Hess Corporation

(Exact name of Registrant as specified in its charter)

DELAWARE	13-4921002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1185 AVENUE OF THE AMERICAS,	10036
NEW YORK, NY.	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (212) 997-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock (par value $1.00)	HES	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” - “smaller reporting company” and “emerging growth company” -  in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $16,996,000,000, computed using the outstanding Common Stock and closing market price on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter.

At January 31, 2020, there were 305,214,587 shares of Common Stock outstanding.

Part III is incorporated by reference from the Proxy Statement for the 2020 annual meeting of stockholders.

HESS CORPORATION

Form 10-K

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature.  Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; estimates of our crude oil and natural gas reserves and levels of production; benchmark prices of crude oil, natural gas liquids and natural gas and our associated realized price differentials; our projected budget and capital and exploratory expenditures; expected timing and completion of our development projects; and future economic and market conditions in the oil and gas industry.

Forward-looking statements are based on our current understanding, assessments, estimates and projections of relevant factors and reasonable assumptions about the future.  Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations of future results expressed or implied by these forward-looking statements.  The following important factors could cause actual results to differ materially from those in our forward-looking statements:

•	fluctuations in market prices of crude oil, natural gas liquids and natural gas and competition in the oil and gas exploration and production industry generally;
•	potential failures or delays in increasing oil and gas reserves, including as a result of unsuccessful exploration activity, drilling risks and unforeseen reservoir conditions;
•	potential failures or delays in achieving expected production levels given inherent uncertainties in estimating quantities of proved reserves;
•	potential disruption or interruption of our operations due to catastrophic events, such as accidents, severe weather, geological events, shortages of skilled labor or cyber-attacks;
•

reduced demand for our products, including the impact of competing or alternative energy products and political conditions and events, such as instability, changes in governments, armed conflict, economic sanctions and outbreaks of infectious diseases;

•

changes in tax, property, contract and other laws, regulations and governmental actions applicable to our business, including legislative and regulatory initiatives regarding environmental concerns, such as measures to limit greenhouse gas emissions and well fracking bans;

•	the ability of our contractual counterparties to satisfy their obligations to us, including the operation of joint ventures under which we may not control;
•	unexpected changes in technical requirements for constructing, modifying or operating exploration and production facilities and/or the inability to timely obtain or maintain necessary permits;
•	availability and costs of employees and other personnel, drilling rigs, equipment, supplies and other required services;
•	any limitations on our access to capital or increase in our cost of capital, including as a result of weakness in the oil and gas industry or negative outcomes within commodity and financial markets;
•	liability resulting from litigation, including heightened risks associated with being a general partner of Hess Midstream LP; and
•	other factors described in Item 1A—Risk Factors in this Annual Report on Form 10-K and any additional risks described in our other filings with the Securities and Exchange Commission.

As and when made, we believe that our forward-looking statements are reasonable.  However, given these risks and uncertainties, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur and actual results may differ materially from those contained in any forward-looking statement we make.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

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

Dry hole – An exploratory or development well that does not find oil or natural gas in commercial quantities.

Exploratory well – A well drilled to find oil or natural gas in an unproved area or find a new reservoir in a field previously found to be productive by another reservoir.

Fractionation – A process by which the mixture of natural gas liquids that results from natural gas processing is separated into the NGL components, such as ethane, propane, butane, isobutane, and natural gasoline, prior to their sale to various petrochemical and industrial end users.  Fractionation is accomplished by controlling the temperature of the stream of mixed liquids in order to take advantage of the difference in boiling points of separate products.

Field – An area consisting of a single reservoir or multiple reservoirs all grouped or related to the same individual geological structural feature and/or stratigraphic condition.

FPSO – Floating production, storage, and offloading vessel.

Gross acres – Acreage in which a working interest is held by the Corporation.

Gross well – A well in which a working interest is held by the Corporation.

LIBOR – The London Interbank Offered Rate.

Mcf – One thousand cubic feet of natural gas.

Mmcfd – One thousand mcf of natural gas per day.

Net acreage or Net wells – The sum of the fractional working interests owned by us in gross acres or gross wells.

NGL or Natural gas liquids – Naturally occurring hydrocarbon substances that are separated and produced by fractionating natural gas, including ethane, butane, isobutane, propane and natural gasoline.  NGL do not sell at prices equivalent to crude oil.

Non-operated – Projects in which the Corporation has a working interest but does not perform the role of Operator.

OPEC – Organization of Petroleum Exporting Countries.

Operator – The entity responsible for conducting and managing exploration, development, and/or production operations for an oil or gas project.

Plug and perf completion – A well completion technique which involves creating perforations in the well casing that penetrate the hydrocarbon reservoir section between set plugs.

Participating interest – Reflects the proportion of exploration and production costs each party will bear as set out in an operating agreement.

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

Proved reserves – In accordance with the Securities and Exchange Commission regulations and practices recognized in the publication of the Society of Petroleum Engineers entitled, “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information,” those quantities of crude oil and condensate, NGL and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Working interest – An interest in an oil and gas property that provides the owner of the interest the right to participate in the drilling for and production of oil and gas on the relevant acreage and requires the owner to pay a share of the costs of drilling and production operations.

PART I

Items 1 and 2.  Business and Properties

Hess Corporation, incorporated in the State of Delaware in 1920, is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, NGL, and natural gas with production operations and development activities located primarily in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), Malaysia and Denmark.  We conduct exploration activities primarily offshore Guyana, the U.S. Gulf of Mexico, and offshore Suriname and Canada.  At the Stabroek Block (Hess 30%), offshore Guyana, we have announced sixteen significant discoveries.  The Liza Phase 1 development achieved first production in December 2019, with peak production expected to reach up to 120,000 gross bopd.  The Liza Phase 2 development was sanctioned in the second quarter of 2019 and is expected to start up by mid-2022 with production reaching up to 220,000 gross bopd.  The discovered resources to date on the Stabroek Block are expected to underpin the potential for at least five FPSOs producing more than 750,000 gross bopd by 2025.

Our Midstream operating segment, which is comprised of Hess Corporation’s 47% consolidated ownership interest in Hess Midstream LP at December 31, 2019, provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.  See Midstream on page 13.

Exploration and Production

Proved Reserves

Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, and exclude escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2019 were $55.73 per barrel for West Texas Intermediate (WTI) (2018: $65.55) and $62.54 per barrel for Brent (2018: $72.08).  Our total proved developed and undeveloped reserves at December 31 were as follows:

	Crude Oil & Condensate		Natural Gas Liquids		Natural Gas		Total Barrels of Oil Equivalent (BOE)
	2019	2018	2019	2018	2019	2018	2019	2018
	(Millions of bbls)		(Millions of bbls)		(Millions of mcf)		(Millions of bbls)
Developed
United States	293	266	90	85	400	432	450	423
Europe	32	38	—	—	65	77	43	51
Africa	107	111	—	—	118	115	127	130
Asia and other (a)	36	4	—	—	500	585	119	102
	468	419	90	85	1,083	1,209	739	706
Undeveloped
United States	215	235	79	90	300	381	344	389
Europe	8	1	—	—	16	1	11	1
Africa	14	15	—	—	2	13	14	17
Asia and other (a)	57	44	—	—	192	211	89	79
	294	295	79	90	510	606	458	486
Total
United States	508	501	169	175	700	813	794	812
Europe	40	39	—	—	81	78	54	52
Africa	121	126	—	—	120	128	141	147
Asia and other (a)	93	48	—	—	692	796	208	181
	762	714	169	175	1,593	1,815	1,197	1,192
(a)

Asia and other includes Guyana proved developed reserves of 31 million boe and proved undeveloped reserves of 56 million boe at December 31, 2019 (December 31, 2018: proved developed - 0 million boe; proved undeveloped - 42 million boe).

Proved undeveloped reserves were 38% of our total proved reserves at December 31, 2019 on a boe basis (2018: 41%).  Proved reserves held under production sharing contracts totaled 12% of our crude oil reserves and 43% of our natural gas reserves at December 31, 2019 (2018: 7% and 44%, respectively).

For additional information regarding our proved oil and gas reserves, see the Supplementary Oil and Gas Data to the Consolidated Financial Statements presented on pages 90 through 98.

Production

Worldwide crude oil, NGL, and natural gas net production was as follows:

	2019	2018	2017
Crude oil – Thousands of barrels
United States
Bakken	34,090	27,663	24,439
Other Onshore (a)	209	389	2,053
Total Onshore	34,299	28,052	26,492
Offshore	16,628	15,026	14,411
Total United States	50,927	43,078	40,903
Europe
Denmark	2,167	2,231	2,988
Norway (a)	—	—	7,236
	2,167	2,231	10,224
Africa
Libya	6,994	6,654	3,542
Equatorial Guinea (a)	—	—	9,201
	6,994	6,654	12,743
Asia and Other
JDA	555	546	586
Malaysia	924	851	289
Guyana	67	—	—
	1,546	1,397	875
Total	61,634	53,360	64,745

Natural gas liquids – Thousands of barrels
United States
Bakken	14,828	10,767	10,107
Other Onshore (a)	322	1,647	2,972
Total Onshore	15,150	12,414	13,079
Offshore	1,942	1,703	1,733
Total United States	17,092	14,117	14,812
Europe - Norway (a)	—	—	340
Total	17,092	14,117	15,152

Natural gas – Thousands of mcf
United States
Bakken	38,993	25,625	22,621
Other Onshore (a)	1,229	16,167	33,478
Total Onshore	40,222	41,792	56,099
Offshore	33,212	24,452	20,987
Total United States	73,434	66,244	77,086
Europe
Denmark	2,500	2,958	5,124
Norway (a)	—	—	6,739
	2,500	2,958	11,863
Asia and Other
JDA	66,127	68,477	73,444
Malaysia (b)	61,944	59,995	27,225
Libya	4,644	4,288	—
	132,715	132,760	100,669
Total	208,649	201,962	189,618

Total Barrels of Oil Equivalent (in millions) (a) (b)	114	101	112
(a)

In August 2018, the Corporation sold its joint venture interests in the Utica shale play, onshore U.S.  Utica net production was 3.3 million boe for calendar year 2018 (2017: 6.9 million boe).  In 2017, the Corporation sold its assets in Equatorial Guinea (November), Norway (December), and the Permian, onshore U.S. (August).  Permian produced 1.5 million boe for calendar year 2017.

(b)	Includes 7,122 thousand mcf of net production for 2019 (2018: 6,442 thousand mcf; 2017: 4,256 thousand mcf) from Block PM301, which is unitized into Block A-18 of the JDA.

E&P Operations

At December 31, 2019, our significant E&P assets included the following:

United States

Our production in the U.S. was from onshore properties, principally in the Bakken shale play in the Williston Basin of North Dakota (Bakken) and from offshore properties in the Gulf of Mexico.

Onshore:

Bakken:  At December 31, 2019, we held approximately 534,000 operated net acres in the Bakken with varying working interest percentages.  Net production averaged 152,000 boepd in 2019.  During the year, we operated six rigs, drilled 160 wells and brought 156 wells on production, bringing the total operated production wells to 1,575 by year-end.  Effective 2019, all new production wells use plug and perf completions.  We were able to reduce the average cost of a plug and perf well in 2019 to $6.8 million per well from $7.6 million in 2018.

During 2020, we plan to operate six rigs, drill approximately 170 wells and bring approximately 175 wells on production.  We forecast net production to average approximately 180,000 boepd in 2020 and to reach approximately 200,000 boepd by the end of 2020.  In the third quarter of 2020, the Tioga Gas Plant will be shut down for approximately 45 days for a planned turnaround and tie-in of the plant expansion project which will increase gas processing capacity to 400 million cubic feet per day from 250 million cubic feet per day and is expected to be in service by mid-2021.  The shutdown for the turnaround is expected to reduce 2020 average net production, mostly natural gas liquids and natural gas, by approximately 6,000 boepd.  Commencing in 2021, we plan to reduce our rig count to four operated rigs and, at this level of activity, expect to hold net production relatively flat at approximately 200,000 boepd for at least five years.

Offshore:

Gulf of Mexico:  At December 31, 2019, we held approximately 73,000 net developed acres, with our production operations principally at the Baldpate (Hess 50%), Conger (Hess 38%), Hack Wilson (Hess 25%), Llano (Hess 50%), Penn State (Hess 50%), Shenzi (Hess 28%), Stampede (Hess 25%) and Tubular Bells (Hess 57%) fields.  At December 31, 2019, we held approximately 344,000 net undeveloped acres, of which leases covering approximately 81,000 acres are due to expire in the next three years.

In 2019, the Corporation announced a discovery at the Hess operated Esox-1 exploration well in Mississippi Canyon Block No. 726 (Hess 57%).  First production from the well was achieved in February 2020 as a tie-back to the Tubular Bells production facilities.  In 2020, we expect to drill up to two exploration wells in the Gulf of Mexico.

Guyana

Stabroek Block:  The Stabroek Block (Hess 30%), offshore Guyana, covers approximately 6.6 million acres, which is equivalent to approximately 1,150 Gulf of Mexico blocks.  The operator, Esso Exploration and Production Guyana Limited, has made sixteen significant discoveries since 2015.  The discovered resources to date on the Stabroek Block are expected to underpin the potential for at least five FPSOs producing more than 750,000 gross bopd by 2025.

Under the terms of our agreement with the government, the contractors (collectively affiliates of ExxonMobil – 45%, Hess – 30%, and CNOOC – 25%) are generally entitled to recover contract costs for exploration, development and production activities within the Stabroek Block (Cost Recovery) in an amount up to 75% of gross production in any month, with any excess Cost Recovery carried over to future periods.  All production not allocated to Cost Recovery in a given month (profit oil) is further allocated 50% to the government and 50% to the contractors.  The contractors must also pay a royalty of 2% based on gross production, either in cash or in-kind, at the election of the government.  Our resulting entitlement is 30% of the contractors’ share of production.

The Liza Phase 1 development, which was sanctioned in 2017, began producing oil in December 2019 from the Liza Destiny FPSO.  Production is expected to ramp up to the full capacity of 120,000 gross bopd in 2020.  We forecast net production for 2020 to average approximately 25,000 bopd.

The Liza Phase 2 development was sanctioned in 2019 and will utilize the Liza Unity FPSO to produce up to 220,000 gross bopd, with first production expected by early 2022.  Six drill centers are planned with a total of 30 wells, including 15 production wells, nine water injection wells and six gas injection wells.  In 2020, the operator plans to commence development drilling, installation of subsea flow lines and equipment, and installation of topside facilities modules on the Liza Unity FPSO.

A third development, at the Payara Field, is expected to be sanctioned following government and regulatory approvals and is expected to produce up to 220,000 gross bopd with startup as early as 2023.  In addition to the first three developments, planning is underway for additional FPSOs.  The ultimate sizing and timing of these potential developments will be a function of further exploration and appraisal drilling.

The operator is currently utilizing four drillships for exploration, appraisal and development drilling activities, and intends to bring in a fifth drillship in 2020.

In 2019, the following exploration and appraisal wells were drilled on the Stabroek Block (in chronological order):

Tilapia: The Tilapia-1 well encountered approximately 305 feet of high-quality, oil-bearing sandstone reservoir and is located approximately 3.4 miles west of the Longtail-1 well.

Haimara: The Haimara-1 well encountered approximately 207 feet of high-quality, gas condensate bearing sandstone reservoir and is located approximately 19 miles east of the Pluma-1 well.

Yellowtail: The Yellowtail-1 well encountered approximately 292 feet of high-quality oil-bearing sandstone reservoir and is located approximately 6 miles northwest of the Tilapia discovery.

Hammerhead: The Hammerhead-2 well, located approximately 0.9 miles from the Hammerhead-1 discovery well, and the Hammerhead-3 well, located approximately 1.9 miles from Hammerhead-1, were both successfully drilled and encountered high quality, oil-bearing sandstone reservoir.  A drill stem test was also performed on Hammerhead-3.  Results are under evaluation.

Tripletail: The Tripletail-1 well encountered approximately 108 feet of high-quality oil-bearing sandstone reservoir and is located approximately 3 miles northeast of the Longtail discovery.  Additional oil-bearing reservoirs were subsequently encountered below the previously announced Tripletail discovery, which are still under evaluation.

Ranger:  The Ranger-2 appraisal well was completed, and a drill stem test was performed.  Results are under evaluation.

Mako: The Mako-1 well encountered approximately 164 feet of high-quality oil-bearing sandstone reservoir and is located approximately 6 miles southeast of the Liza Field.

In January 2020, the operator announced the sixteenth discovery on the Stabroek Block at the Uaru-1 well.  The Uaru-1 well encountered approximately 94 feet of high-quality oil-bearing sandstone reservoir and is located approximately 10 miles northeast of the Liza Field.  The operator’s plans for 2020 exploration and appraisal drilling activities include focusing the first half of the year primarily on appraisal of discoveries in the greater Turbot area, and the second half of the year to include the drilling of several exploration wells, which is expected to include further tests of emerging deeper plays on the Stabroek Block.

Kaieteur Block:  In 2018, we acquired a participating interest in the Kaieteur Block (Hess 15%), which is adjacent to the Stabroek Block.  The operator, Esso Exploration and Production Guyana Limited, completed a 2D seismic shoot in 2019 and expects to drill the Tanager-1 exploration well in 2020.

Asia

Malaysia/Thailand Joint Development Area (JDA):  Production comes from the Carigali Hess operated offshore Block A-18 in the Gulf of Thailand (Hess 50%).  A multi-year drilling program is planned to commence in the fourth quarter of 2020.

Malaysia:  Our production in Malaysia comes from our interest in Block PM301 (Hess 50%), which is adjacent to and is unitized with Block A‑18 of the JDA and Block PM302 (Hess 50%) located in the North Malay Basin (NMB), offshore Peninsular Malaysia.  In 2020, we plan to continue drilling and development activities.

Europe

Denmark:  Production comes from our operated interest in the South Arne Field (Hess 62%).  In 2019, at the Hess operated License 6/16 (Hess 80%), the Corporation drilled the Jill-1 exploration commitment well, which did not encounter commercial quantities of hydrocarbons.

Africa

Libya:  At the onshore Waha concession in Libya, which includes the Defa, Faregh, Gialo, North Gialo and Belhedan fields (Hess 8%), net production averaged approximately 21,000 boepd in 2019 (2018: 20,000 boepd; 2017: 10,000 boepd).  In January 2020, the Libyan National Oil Company declared force majeure after oil exports were ceased at five oil export terminals.  The Company’s net investment in Libya was approximately $100 million at December 31, 2019.

Other Non-Producing Countries

Suriname:  We hold a 33% non-operated participating interest in Block 42, offshore Suriname.  In 2021, the operator, Kosmos Energy Ltd., plans to drill an exploration well.  We also hold a 33% non-operated participating interest in Block 59, offshore Suriname, where the operator, ExxonMobil Exploration and Production Suriname B.V., is conducting a seismic program.

Canada:  We hold a 50% non-operated participating interest in four exploration licenses offshore Nova Scotia and a 25% non-operated participating interest in three exploration licenses offshore Newfoundland.  In 2022, the operator BP Canada plans to drill one exploration well in Newfoundland.

Sales Commitments

We have certain long-term contracts with fixed minimum sales volume commitments for natural gas and NGL production.  At the JDA in the Gulf of Thailand, we have annual minimum net sales commitments of approximately 80 billion cubic feet of natural gas per year through 2025 and approximately 40 billion cubic feet per year in 2026 and 2027.  At the North Malay Basin development project offshore Peninsular Malaysia, we have annual net sales commitments of approximately 55 billion cubic feet per year through 2024.  Our estimated total volume of production subject to these sales commitments is approximately 835 billion cubic feet of natural gas.  We also have multiple minimum delivery commitments in the Bakken for natural gas and NGL with various end dates up through 2032, with total commitments of approximately 120 million boe over the remaining life of the contracts.

We have not experienced any significant constraints in satisfying the committed quantities required by our sales commitments, and we anticipate being able to meet future requirements from available proved and probable reserves, as well as projected third-party supply in the case of NGL.

Selling Prices and Production Costs

The following table presents our average selling prices and average production costs:

	2019	2018	2017
Average selling prices (a)
Crude oil – per barrel (including hedging)
United States
Onshore	$53.19	$56.90	$46.04
Offshore	59.18	62.02	47.34
Total United States	55.15	58.69	46.50
Europe	66.29	70.08	55.03
Africa	64.91	69.64	53.17
Asia	61.81	70.42	56.99
Worldwide	56.77	60.77	49.23
Crude oil – per barrel (excluding hedging)
United States
Onshore	$53.18	$60.64	$46.76
Offshore	59.17	65.73	48.15
Total United States	55.14	62.41	47.25
Europe	66.29	70.08	55.14
Africa	64.91	69.64	53.25
Asia	61.81	70.42	56.99
Worldwide	56.76	63.80	49.75
Natural gas liquids – per barrel
United States
Onshore	$13.20	$21.29	$17.67
Offshore	13.31	25.58	21.34
Total United States	13.21	21.81	18.10
Europe	—	—	29.04
Worldwide	13.21	21.81	18.35
Natural gas – per mcf
United States
Onshore	$1.59	$2.29	$1.96
Offshore	2.12	2.68	2.22
Total United States	1.83	2.43	2.03
Europe	3.81	3.61	4.42
Asia and other	5.04	5.07	4.27
Worldwide	3.90	4.18	3.37
Average production (lifting) costs per barrel of oil equivalent produced (b)
United States
Onshore (c)	$20.42	$22.34	$19.64
Offshore	11.27	13.80	11.89
Total United States	17.66	19.74	17.42
Europe	26.35	26.23	21.95
Africa	4.22	4.42	14.40
Asia and other	7.70	6.16	7.83
Worldwide	14.93	15.73	16.07
(a)	Includes inter‑company transfers valued at approximate market prices, primarily onshore U.S., which include certain processing and distribution fees.
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

(c)	Includes Midstream tariff expense of $12.89 per boe in 2019 (2018: $13.69 per boe; 2017: $11.10 per boe).

Gross and Net Undeveloped Acreage

At December 31, 2019, gross and net undeveloped acreage amounted to:

	Undeveloped
	Acreage (a)
	Gross	Net
	(In thousands)
United States	389	362
South America	14,236	3,915
Europe	94	68
Africa	3,334	272
Asia and other (b)	6,350	2,755
Total (c)	24,403	7,372
(a)	Includes acreage held under production sharing contracts.
(b)	Includes 5.1 million gross acres (2.1 million net acres) offshore Canada.
(c)	At December 31, 2019, 58% of our net undeveloped acreage, primarily offshore Canada and Suriname, is scheduled to expire during the next three years pending results of exploration activities.

Gross and Net Developed Acreage, and Productive Wells

At December 31, 2019 gross and net developed acreage and productive wells amounted to:

	Developed Acreage
	Applicable to		Productive Wells (a)
	Productive Wells		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
	(In thousands)
United States	1,008	591	2,897	1,336	15	7
South America	95	29	5	2	—	—
Europe	23	14	19	12	—	—
Africa	9,564	782	1,125	92	10	1
Asia and other	452	226	—	—	128	62
Total	11,142	1,642	4,046	1,442	153	70
(a)	Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 112 gross wells and 65 net wells.

Exploratory and Development Wells

Net exploratory and net development wells completed during the years ended December 31 were:

	Net Exploratory Wells			Net Development Wells
	2019	2018	2017	2019	2018	2017
Productive wells
United States	—	—	—	140	92	65
South America	2	2	2	2	—	—
Europe	—	—	—	—	—	1
Africa	—	—	—	2	—	—
Asia and other	—	2	—	3	1	1
	2	4	2	147	93	67
Dry holes
United States	—	—	—	—	—	—
Europe	1	—	—	—	—	—
Africa (a)	—	—	—	—	—	—
Asia and other	—	2	—	—	—	—
	1	2	—	—	—	—
Total	3	6	2	147	93	67
(a)	In 2017, we expensed seven wells in our Deepwater Tano/Cape Three Points Block, offshore Ghana, which were drilled in prior years.

Number of Wells in the Process of Being Drilled

At December 31, 2019, the number of wells in the process of drilling amounted to:

	Gross	Net
	Wells	Wells
United States	194	54
South America	2	1
Asia and other	4	2
Total	200	57

Midstream

Prior to December 16, 2019, the Midstream segment was primarily comprised of Hess Infrastructure Partners LP (HIP), a 50/50 joint venture between Hess Corporation and Global Infrastructure Partners (GIP), formed to own, operate, develop and acquire a diverse set of midstream assets to provide fee-based services to Hess and third-party customers.  HIP was initially formed on May 21, 2015, with Hess selling 50% of HIP to GIP for approximately $2.6 billion on July 1, 2015.

On April 10, 2017, HIP completed an initial public offering (IPO) of 16,997,000 common units, representing 30.5% limited partnership interests in its subsidiary Hess Midstream Partners LP (Hess Midstream Partners), for net proceeds of approximately $365.5 million.  In connection with the IPO, HIP contributed a 20% controlling economic interest in each of Hess North Dakota Pipeline Operations LP, Hess TGP Operations LP, and Hess North Dakota Export Logistics Operations LP, and a 100% economic interest in Hess Mentor Storage Holdings LLC (collectively the “Contributed Businesses”).  In exchange for the contributed businesses, Hess and GIP each received common and subordinated units representing a direct 33.75% limited partner interest in Hess Midstream Partners and a 50% indirect ownership interest through HIP in Hess Midstream Partners’ general partner, which had a 2% economic interest in Hess Midstream Partners plus incentive distribution rights.

On March 1, 2019, HIP acquired Hess’s existing Bakken water services business for $225 million in cash.  As a result of this transaction between entities under common control, we recorded an after-tax gain of $78 million in additional paid-in capital with an offsetting reduction to noncontrolling interest to reflect the adjustment to GIP’s noncontrolling interest in HIP.  On March 22, 2019, HIP and Hess Midstream Partners acquired crude oil and gas gathering assets, and HIP acquired water gathering assets of Summit Midstream Partners LP’s Tioga Gathering System for aggregate cash consideration of approximately $90 million, with the potential for an additional $10 million of contingent payments in future periods subject to certain future performance metrics.  On January 25, 2018, Hess Midstream Partners entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day gas processing plant call Little Missouri 4.  The plant, which is operated by Targa, was placed into service in the third quarter of 2019.

On December 16, 2019, Hess Midstream Partners acquired HIP, including HIP’s 80% interest in Hess Midstream Partners’ oil and gas midstream assets, HIP’s water services business and the outstanding economic general partner interest and incentive distribution rights in Hess Midstream Partners LP.  In addition, Hess Midstream Partners’ organizational structure converted from a master limited partnership into an “Up-C” structure in which Hess Midstream Partners’ public unitholders received newly issued Class A shares in a new public entity  named Hess Midstream LP (Hess Midstream), which is taxed as a corporation for U.S. Federal and State income tax purposes.  Hess Midstream Partners changed its name to “Hess Midstream Operations LP” (HESM Opco) and became a consolidated subsidiary of Hess Midstream, the new publicly listed entity.  As consideration for the acquisition, we received a cash payment of $301 million and approximately 115 million newly issued HESM Opco Class B units.  After giving effect to the acquisition and related transactions, public shareholders of Class A shares in Hess Midstream own 6% of the consolidated entity on an as-exchanged basis and Hess and GIP each own 47% of the consolidated entity on an as-exchanged basis, primarily through the sponsors’ ownership of Class B units in HESM Opco that are exchangeable into Class A shares of Hess Midstream on a one-for-one basis, or referred to as “Hess Corporation’s 47% consolidated ownership interest in Hess Midstream LP”.

At December 31, 2019, Midstream assets included the following:

•

Natural Gas Gathering and Compression: A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third-party owned or operated wells to the Tioga Gas Plant, Little Missouri 4 Gas Plant, and third-party pipeline facilities.  This gathering system consists of approximately 1,350 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to approximately 450 mmcfd, including an aggregate compression capacity of approximately 240 mmcfd.  The system also includes the Hawkeye Gas Facility, which contributes approximately 50 mmcfd of the system’s current compression capacity.

•

Crude Oil Gathering: A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third-party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal

and the Johnson’s Corner Header System.  The crude oil gathering system consists of approximately 550 miles of crude oil gathering pipelines with a current capacity of up to approximately 240,000 bopd.  The system also includes the Hawkeye Oil Facility, which contributes approximately 75,000 bopd of the system’s current capacity.

•

Tioga Gas Plant: A natural gas processing and fractionation plant located in Tioga, North Dakota, with a current processing capacity of approximately 250 mmcfd and fractionation capacity of approximately 60,000 boepd.  In 2019, Hess Midstream LP announced plans to expand processing capacity at the plant by 150 mmcfd for total processing capacity of 400 mmcfd.  Capital expenditures for the expansion are expected to be $150 million and the expansion is expected to be in service by mid-2021.  The Tioga Gas Plant is expected to commence a shut down in the third quarter of 2020 for approximately 45 days for a planned turnaround and tie-in of the plant expansion project.

•

Little Missouri 4: A natural gas processing plant in McKenzie County, North Dakota, with processing capacity of approximately 200 mmcfd, which was placed in service during the third quarter of 2019 and is operated by Targa Resources Corp.  Hess Midstream LP owns a 50% interest in Little Missouri 4 through a joint venture with Targa Resources Corp. and is entitled to half of the plant’s processing capacity.

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

•

Johnson’s Corner Header System: A crude oil pipeline header system located in McKenzie County, North Dakota that receives crude oil by pipeline from Hess and third parties and delivers crude oil to third-party interstate pipeline systems.  The facility has a delivery capacity of approximately 100,000 bopd of crude oil.

•

Produced Water Gathering and Disposal: A produced water gathering system located primarily in Williams and Mountrail Counties, North Dakota, that transports produced water from the wellsite by approximately 250 miles of pipeline in gathering systems or by third-party trucking to water handling facilities for disposal.  We also transport produced water to twelve water handling and disposal facilities operated by third parties that have a combined permitted disposal capacity of 170,000 barrels per day.  In 2019, we completed construction of two water handling and disposal facilities with a disposal capacity of 20,000 barrels per day.

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

To complement internal capabilities and to help ensure coverage for our global operations, we maintain membership contracts with a network of local, regional and global oil spill response and emergency response organizations.  At the regional and global level, these organizations include Clean Gulf Associates (CGA), Marine Spill Response Corporation (MSRC), Marine Well Containment Company (MWCC), Wild Well Control (WWC) and Oil Spill Response Limited (OSRL).  CGA and MSRC are domestic spill response organizations and MWCC provides the equipment and personnel to contain underwater well control incidents in the Gulf of Mexico.

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

The amount of insurance covering physical damage to our property and liability related to negative environmental effects resulting from a sudden and accidental pollution event, excluding Atlantic Named Windstorm coverage for which we are self‑insured, varies by asset, based on the asset's estimated replacement value or the estimated maximum loss.  In the case of a catastrophic event, first party coverage consists of two tiers of insurance.  The first $400 million of coverage is provided through an industry mutual insurance group.  Above this $400 million threshold, insurance is carried which ranges in value up to $1.31 billion in total, depending on the asset coverage level, as described above.  The insurance programs covering physical damage to our property exclude business interruption protection for our E&P operations.  Additionally, we carry insurance that provides third-party coverage for general liability, and sudden and accidental pollution, up to $1.08 billion, which coverage under a standard joint operating arrangement would be reduced to our participating interest.  Our insurance policies renew at various dates each year.  Future insurance coverage could increase in cost and may include higher deductibles or retentions, or additional exclusions or limitations.  In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are deemed economically acceptable.

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

We are customarily responsible for, and indemnify the Contractor against, all claims including those from third parties, to the extent attributable to pollution or contamination by substances originating from our reservoirs or other property and the Contractor is responsible for and indemnifies us for all claims attributable to pollution emanating from the Contractor’s property.  Variations may include indemnity exclusions to the extent a claim is attributable to the gross negligence and/or willful misconduct of a party.  Additionally, we are generally liable for all of our own losses and most third‑party claims associated with catastrophic losses such as damage to reservoirs, blowouts, cratering and loss of hole, regardless of cause, although exceptions for losses attributable to gross negligence and/or willful misconduct do exist.  Lastly some offshore services contracts include overall limitations of the Contractor’s liability equal to a fixed negotiated amount.  Variations may include exclusions of all contractual indemnities from the liability cap.

Under a standard joint operating agreement (JOA), each party is liable for all claims arising under the JOA, to the extent of its participating interest (operator or non-operator).  Variations include indemnity exclusions when the claim is based upon the gross negligence and/or willful misconduct of the operator, in which case the operator is solely liable.  The parties to the JOA may continue to be jointly and severally liable for claims made by third parties in some jurisdictions.  Further, under some production sharing contracts between a governmental entity and commercial parties, liability of the commercial parties to the government entity is joint and several.

Environmental

Compliance with various existing environmental and pollution control regulations imposed by federal, state, local and foreign governments is not expected to have a material adverse effect on our financial condition or results of operations but increasingly stringent environmental regulations have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general.  We spent approximately $20 million in 2019 for environmental remediation.  The level of other expenditures to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.  For further discussion of environmental matters see Environment, Health and Safety in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information about our Executive Officers

The following table presents information as of February 20, 2020 regarding executive officers of the Corporation:

Name	Age	Office Held* and Business Experience	Year Individual Became an Executive Officer

John B. Hess	65	Chief Executive Officer and Director	1983
		Mr. Hess has been Chief Executive Officer of the Corporation since 1995 and employed by the Corporation since 1977. He has over 40 years of experience in the oil and gas industry.
Gregory P. Hill	58	President and Chief Operating Officer	2009

Mr. Hill has been Chief Operating Officer since 2014 and President of the Corporation’s worldwide Exploration and Production business since joining the Corporation in January 2009.  Prior to joining the Corporation, Mr. Hill spent 25 years at Royal Dutch Shell and its affiliates in a variety of operations, engineering, technical and managerial roles in Asia-Pacific, Europe and the United States.

Timothy B. Goodell	62	Senior Vice President, General Counsel, Corporate Secretary and Chief	2009
		Compliance Officer

Mr. Goodell has been the Senior Vice President and General Counsel of the Corporation since 2009, Corporate Secretary since 2016 and Chief Compliance Officer since 2017.  Prior to joining the Corporation in 2009, he was a partner at the law firm of White & Case, LLP where he spent 25 years.

John P. Rielly	57	Senior Vice President and Chief Financial Officer	2002

Mr. Rielly has been the Senior Vice President and Chief Financial Officer of the Corporation since 2004.  Mr. Rielly previously served as Vice President and Controller of the Corporation from 2001 to 2004.  Prior to joining the Corporation in 2001, he was a Partner at Ernst & Young, LLP where he was employed for 17 years.

Richard Lynch	62	Senior Vice President, Technology and Services	2018

Mr. Lynch has been Senior Vice President, Technology and Services of the Corporation since 2018.  Mr. Lynch previously was Senior Vice President Global Developments, Drilling and Completions from 2014.  Prior to joining the Corporation in 2014, Mr. Lynch spent over 30 years in well delivery and operations, as well as project and asset management, with BP plc and ARCO.

Gerbert Schoonman	54	Senior Vice President, Global Production	2020

Mr. Schoonman has been Senior Vice President, Global Production of the Corporation since January 2020.  Since joining the Company in 2011, he served in various operational leadership roles, including as Vice President, Production – Asia Pacific, from January 2011 through August 2012; Vice President, Onshore – Bakken from September 2012 through December 2016; and most recently, as Vice President, Offshore since January 2017.  Prior to joining the Corporation, he spent 20 years with Royal Dutch Shell where he served in operational and leadership roles.

Name	Age	Office Held* and Business Experience	Year Individual Became an Executive Officer

Andrew Slentz	58	Senior Vice President, Human Resources and Office Management	2016

Mr. Slentz has been Senior Vice President, Human Resources of the Corporation since April 2016 and responsible for Office Management since 2018.  Prior to joining the Corporation in 2016, Mr. Slentz served as Executive Vice President of Administration and Human Resources at Peabody Energy since 2010.  Mr. Slentz has over 25 years in human resources experience at large international public companies.

Michael R. Turner	60	Senior Vice President	2014

Mr. Turner has been Senior Vice President of the Corporation since January 2020.  He previously served as Senior Vice President, Global Production from January 2017 until December 2019 and Senior Vice President, Onshore from June 2009 to December 2016.  Prior to joining the Corporation in 2009, Mr. Turner spent 28 years with Royal Dutch Shell and its affiliates in a variety of production leadership positions around the world.  Mr. Turner will retire from the Corporation effective April 3, 2020.

Barbara Lowery-Yilmaz	63	Senior Vice President, Exploration	2014

Ms. Lowery-Yilmaz has been the Senior Vice President, Exploration of the Corporation since August 2014.  Ms. Lowery-Yilmaz has over 30 years of oil and gas industry experience in exploration and technology with BP plc and its affiliates including senior leadership roles.

*

All officers referred to herein hold office in accordance with the By-laws until the first meeting of directors in connection with the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified.  Each of said officers was elected to the office opposite their name on June 4, 2019 except Mr. Schoonman who was elected effective January 1, 2020.

Except for Mr. Slentz, each of the above officers has been employed by the Corporation or its affiliates in various managerial and executive capacities for more than five years.  Prior to joining the Corporation, Mr. Slentz served in senior executive positions in human resources at Peabody Energy and its affiliates.

Number of Employees

At December 31, 2019, we had 1,775 employees.

Website Access to Our Reports

We make available free of charge through our website, www.hess.com, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  The information on our website is not incorporated by reference in this report.  Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters for the Audit Committee, Compensation and Management Development Committee, Corporate Governance and Nominating Committee and Environmental, Health and Safety Committee of the Board of Directors are available on our website and are also available free of charge upon request to Investor Relations at our principal executive office.  We also file with the New York Stock Exchange (NYSE) an annual certification that our Chief Executive Officer is unaware of any violation of the NYSE’s corporate governance standards.

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

Our business and operating results are highly dependent on the market prices of crude oil, NGL and natural gas, which can be very volatile.  Our estimated proved reserves, revenue, operating cash flows, operating margins, liquidity, financial condition and future earnings are highly dependent on the benchmark market prices of crude oil, NGL and natural gas, and our associated realized price differentials, which are volatile and influenced by numerous factors beyond our control.  The major foreign oil producing countries, including members of OPEC, may exert considerable influence over the supply and price of crude oil and refined petroleum products.  Their ability to agree on a common policy on rates of production and other matters may have a significant impact on the oil markets.  Other factors include, but are not limited to: worldwide and domestic supplies of and demand for crude oil, NGL and natural gas, political conditions and events (including instability, changes in governments, armed conflict, economic sanctions and outbreaks of infectious diseases) around the world and in particular in crude oil or natural gas producing regions, the cost of exploring for, developing and producing crude oil, NGL and natural gas, the price and availability of alternative fuels or other forms of energy, the effect of energy conservation and environmental protection efforts and overall economic conditions globally.  The sentiment of commodities trading markets as well as other supply and demand factors may also influence the selling prices of crude oil, NGL and natural gas.  Average benchmark prices for 2019 were $57.04 per barrel for WTI (2018: $64.90; 2017: $50.85) and $64.16 per barrel for Brent (2018: $71.69; 2017: $54.74).  In order to manage the potential volatility of cash flows and credit requirements, we maintain significant bank credit facilities.  An inability to access, renew or replace such credit facilities or access other sources of funding as they mature would negatively impact our liquidity.  Furthermore, from time to time we have entered into, and may in the future, enter into or modify commodity price hedging arrangements to manage commodity price volatility.  These arrangements may limit potential upside from commodity price increases, or expose us to additional risks, such as counterparty credit risk, which could adversely impact our cash flow, liquidity or financial condition.

If we fail to successfully increase our reserves, our future crude oil and natural gas production will be adversely impacted.  We own or have access to a finite amount of oil and gas reserves, which will be depleted over time.  Replacement of oil and gas production and reserves, including proved undeveloped reserves, is subject to successful exploration drilling, development activities, and enhanced recovery programs.  Therefore, future oil and gas production is dependent on technical success in finding and developing additional hydrocarbon reserves.  Exploration activity involves the interpretation of seismic and other geological and geophysical data, which does not always successfully predict the presence of commercial quantities of hydrocarbons.  Drilling risks include unexpected adverse conditions, irregularities in pressure or formations, equipment failure, blowouts and weather interruptions.  Future developments may be affected by unforeseen reservoir conditions, which negatively affect recovery factors or flow rates.  Similar risks may be encountered in the production of oil and gas on properties acquired from others.  In addition, replacing reserves and developing future production are also influenced by the price of crude oil and natural gas and costs of drilling and development activities.  Lower crude oil and natural gas prices may reduce capital available for our exploration and development activities, render certain development projects uneconomic or delay their completion, and result in negative revisions to existing reserves while increasing drilling and development costs could negatively affect expected economic returns.

There are inherent uncertainties in estimating quantities of proved reserves and discounted future net cash flows, and actual quantities may be lower than estimated.  Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues from those reserves.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities of our proved reserves and the related future net revenues.  In addition, reserve estimates may be subject to downward or upward changes based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices, production sharing contracts, which may decrease reserves as crude oil and natural gas prices increase, and other factors.  Crude oil prices declined in 2019, relative to 2018, resulting in reductions to our reported proved reserves.  In contrast, crude oil prices improved in 2017 and 2018, relative to preceding years, resulting in increases to our reported proved reserves.  If crude oil prices in 2020 average below prices used to determine proved reserves at December 31, 2019, it could have an adverse effect on our estimates of proved reserve volumes and on the value of our business.  See Crude Oil and Natural Gas Reserves in Critical Accounting Policies and Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Catastrophic and other events, whether naturally occurring or man‑made, may materially affect our operations and financial condition.  Our oil and gas operations are subject to numerous risks and hazards inherent to operating in the crude oil and natural gas industry, including catastrophic events, which may damage or destroy assets, interrupt operations, result in personal injury and have other significant adverse effects.  These events include unexpected drilling conditions, pressure conditions or irregularities in reservoir formations, equipment malfunctions or failures, fires, explosions, blowouts, cratering, pipeline interruptions and ruptures, hurricanes, severe weather, geological events, shortages in availability of skilled labor or cyber‑attacks. We maintain insurance coverage against many, but not all, potential losses and liabilities in amounts we deem prudent, including for property and casualty losses.  There can be no assurance that such insurance will adequately protect us against liability from all potential consequences and damages.  Moreover, some forms of insurance may be unavailable in the future or be available only on terms that are deemed economically unacceptable.

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

We are subject to changing laws and regulations and other governmental actions that can significantly and adversely affect our business.  Political or regulatory developments and governmental actions, including Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, disallowance of tax credits and deductions; expropriation or nationalization of property; mandatory government participation, cancellation or amendment of contract rights; imposition of capital controls or blocking of funds; changes in import and export regulations; reduction of sulfur content in bunker fuel; the imposition of tariffs, limitations on access to exploration and development opportunities; prohibition on hydraulic fracturing of wells; and anti-bribery or anti-corruption laws, may adversely affect our operations and those of our counterparties with whom we have contracted, which may affect our financial results.

We have substantial capital requirements, and we may not be able to obtain needed financing on satisfactory terms.  The exploration, development and production of crude oil and natural gas involve substantial costs, which may not be fully funded from operations.  Two of the three major credit rating agencies that rate our debt have assigned an investment grade rating.  Although, currently we do not have any borrowings under our long-term credit facility, a ratings downgrade, continued weakness in the oil and gas industry or negative outcomes within commodity and financial markets could adversely impact our access to capital markets by increasing the costs of financing, or by impacting our ability to obtain financing on satisfactory terms.  In addition, a ratings downgrade may require that we issue letters of credit or provide other forms of collateral under certain contractual requirements.  Any inability to access capital markets could adversely impact our financial adaptability and our ability to execute our strategy and may also expose us to heightened exposure to credit risk.  In addition, borrowings on credit facilities may use LIBOR as a benchmark for establishing the rate.  LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform.  These reforms and other pressures may cause LIBOR to be discontinued or to perform differently than in the past.  The consequences of these developments cannot be entirely predicted, but could include fluctuations in interest rates or an increase in the cost of credit facility borrowings.

Political instability in areas where we operate can adversely affect our business.  Some of the international areas in which we operate are politically less stable than other areas and may be subject to civil unrest, conflict, insurgency, corruption, security risks and labor unrest.  Political instability and civil unrest in North Africa, South America and the Middle East has affected and may continue to affect our interests in these areas as well as oil and gas markets generally.  In addition, geographic territorial border disputes may affect our business in certain areas, such as the border dispute between Guyana and Venezuela over a portion of the Stabroek Block.  Political instability exposes our operations to increased risks, including increased difficulty in obtaining required permits and government approvals, enforcing our agreements in those jurisdictions and potential adverse actions by local government authorities.  The threat of terrorism around the world also poses additional risks to our operations and the operations of the oil and gas industry in general.

Our oil and gas operations are subject to environmental risks and environmental laws and regulations that can result in significant costs and liabilities.  Our oil and gas operations are subject to environmental risks such as oil spills, produced water spills, gas leaks and ruptures and discharges of substances or gases that could expose us to substantial liability for pollution or other environmental damage.  Our operations are also subject to numerous U.S. federal, state, local and foreign environmental laws and regulations.  Non‑compliance with these laws and regulations may subject us to administrative, civil or criminal penalties, remedial clean-ups, natural resource damages and other liabilities.  In addition, increasingly stringent environmental regulations have resulted and will likely continue to result in higher capital expenditures and operating expenses for us.  Similarly, we have material legal obligations to dismantle, remove and abandon production facilities and wells that will occur many years in the future, in most cases.  These estimates may be impacted by future changes in regulations and other uncertainties.

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

Climate change and sustainability initiatives may result in significant operational changes and expenditures, reduced demand for our products and adversely affect our business.  We recognize that climate change and sustainability is a growing global environmental concern.  Continuing political and social attention to the issue of climate change and sustainability has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions.  These agreements and measures may require, or could result in future legislation and regulatory measures that require, significant equipment modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs.  In addition, our production is sold to third parties that produce petroleum fuels, which through normal end user consumption result in the emission of greenhouse gases.  As a result of heightened public awareness and attention to climate change and sustainability as well as continued regulatory initiatives to reduce the use of these fuels, demand for crude oil and other hydrocarbons may be reduced, which may have an adverse effect on our sales volumes, revenues and margins.  The imposition and enforcement of stringent greenhouse gas emissions reduction requirements could severely and adversely impact the oil and gas industry and therefore significantly reduce the value of our business.  In addition, certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in oil and gas activities due to concerns about climate change, which could make it more difficult to finance our business.  Furthermore, increasing attention to climate change risks and sustainability has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business.  For example, in 2017 certain municipalities and private associations in California, Rhode Island, and Maryland separately filed lawsuits against over 30 fossil fuel producers, including us, for alleged damages purportedly caused by climate change.

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

Significant time delays between the estimated and actual occurrence of critical events associated with development projects may result in material negative economic consequences.  As part of our business, we are involved in large development projects, the completion of which may be delayed beyond what was originally planned.  Such examples include, but are not limited to, delays in receiving necessary approvals from project members or regulatory or other government agencies, timely access to necessary equipment, availability of necessary personnel, construction delays, unfavorable weather conditions, equipment failures, and outbreaks of infectious diseases.  These delays could impact our future results of operations and cash flows.

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

We are dependent on oilfield service companies for items including drilling rigs, equipment, supplies and skilled labor.  An inability or significant delay in securing these services, or a high cost thereof, may result in material negative economic consequences.  The availability and cost of drilling rigs, equipment, supplies and skilled labor will fluctuate over time given the cyclical nature of the E&P industry.  As a result, we may encounter difficulties in obtaining required services or could face an increase in cost, which may impact our ability to run our operations and deliver projects on time with the potential for material negative economic consequences.

We engage in risk management transactions designed to mitigate commodity price volatility and other risks but such activities may impede our ability to benefit from commodity price increases and can expose us to similar potential counterparty credit risk as amounts due from the sale of hydrocarbons.  We may enter into commodity price hedging arrangements to protect us from commodity price declines.  These arrangements may, depending on the instruments used and the level of additional hedges involved, limit any potential upside from commodity price increases.  As with accounts receivable from the sale of hydrocarbons, we may be exposed to potential economic loss should a counterparty be unable or unwilling to perform their obligations under the terms of a hedging agreement.  In addition, we are exposed to risks related to changes in interest rates and foreign currency values, and may engage in hedging activities to mitigate related volatility.

One of our subsidiaries is the general partner of a publicly traded limited partnership, Hess Midstream LP.  The responsibilities associated with being a general partner expose us to a broader range of legal liabilities.  Our control of Hess Midstream LP bestows upon us additional duties and obligations including, but not limited to, the obligations associated with managing potential conflicts of interests and additional reporting requirements from the Securities and Exchange Commission.  These heightened duties expose us to additional potential for legal claims that may have a material negative economic impact on our shareholders.  Moreover, these increased duties may lead to an increase in compliance costs.

Disruption, failure or cyber security breaches affecting or targeting computer, telecommunications systems, and infrastructure used by the Corporation or our business partners may materially impact our business and operations.  Computers and telecommunication systems are an integral part of our exploration, development and production activities and the activities of our business partners.  We use these systems to analyze and store financial and operating data and to communicate within our corporation and with outside business partners.  Technical system flaws, power loss, cyber security risks, including cyber or phishing-attacks, unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, ransomware, and other cyber security issues could compromise our computer and telecommunications systems or those of our business partners and result in disruptions to our business operations or the access, disclosure or loss of our data and proprietary information.  In addition, computers control oil and gas production, processing equipment, and distribution systems globally and are necessary to deliver our production to market.  A disruption, failure or a cyber breach of these operating systems, or of the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets, and make it difficult or impossible to accurately account for production and settle transactions.  As a result, any such disruption, failure or cyber breach and any resulting investigation or remediation costs, litigation or regulatory action could have a material adverse impact on our cash flows and results of operations, reputation and competitiveness.  We routinely experience attempts by external parties to penetrate and attack our networks and systems.  Although such attempts to date have not resulted in any material breaches, disruptions, financial loss, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions.  In addition, as technologies evolve and these cyber security attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

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

In March 2014, we received an Administrative Order from the EPA requiring us and 26 other parties to undertake the Remedial Design for the remedy selected by the EPA for the Gowanus Canal Superfund Site in Brooklyn, New York.  Our alleged liability derives from our former ownership and operation of a fuel oil terminal and connected shipbuilding and repair facility adjacent to the Canal.  The remedy selected by the EPA includes dredging of surface sediments and the placement of a cap over the deeper sediments throughout the Canal and in-situ stabilization of certain contaminated sediments that will remain in place below the cap.  The EPA’s original estimate was that this remedy would cost $506 million; however, the ultimate costs that will be incurred in connection with the design and implementation of the remedy remain uncertain.  We have complied with the EPA’s March 2014 Administrative Order and contributed funding for the Remedial Design based on an allocation of costs among the parties determined by a third-party expert.  In January 2020, we received an additional Administrative Order from the EPA requiring us and several other parties to begin Remedial Action along the uppermost portion of the Canal.  We intend to comply with this Administrative Order.  The remediation work is anticipated to begin in the fourth quarter of 2020.  The costs will continue to be allocated amongst the parties, as they were for the Remedial Design.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information, Holders and Dividends

Our common stock is traded principally on the New York Stock Exchange (ticker symbol: HES).  At January 31, 2020, there were 2,944 stockholders (based on the number of holders of record) who owned a total of 305,214,587 shares of common stock.  In 2019, 2018 and 2017, cash dividends on common stock totaled $1.00 per share per year ($0.25 per quarter).

Performance Graph

Set forth below is a line graph comparing the five-year shareholder returns on a $100 investment in our common stock assuming reinvestment of dividends, against the cumulative total returns for the following:

•	Standard & Poor’s (S&P) 500 Stock Index, which includes us.
•	Proxy Peer Group comprising 12 oil and gas peer companies, including us, as disclosed in our 2019 Proxy Statement, excluding Anadarko Petroleum Corporation, which was acquired in August 2019.

Comparison of Five‑Year Shareholder Returns

Years Ended December 31,

Share Repurchase Activities

Our share repurchases for the year ended December 31, 2019, were as follows:

2019	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (d) (In millions)
March 1, 2019 through March 31, 2019	32,260	$56.62	—	$650
Total for 2019	32,260	$56.62	—
(a)	Repurchased in open‑market transactions. The average price paid per share was inclusive of transaction fees.
(b)	All of the shares repurchased were subsequently granted to Directors in accordance with the Non-Employee Directors’ Stock Award Plan.
(c)	Since initiation of the buyback program in August 2013, total shares repurchased through December 31, 2019 amounted to 91.9 million at a total cost of $6.85 billion including transaction fees.
(d)

In March 2013, we announced that our Board of Directors approved a stock repurchase program that authorized the purchase of common stock up to a value of $4.0 billion.  In May 2014, the share repurchase program was increased to $6.5 billion and in March 2018, it was increased further to $7.5 billion.

Equity Compensation Plans

Following is information related to our equity compensation plans at December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights *		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column*)
Equity compensation plans approved by security holders	4,300,802	(a)	$63.24	16,385,179	(b)
Equity compensation plans not approved by security holders (c)	—		—	—
(a)

This amount includes 4,300,802 shares of common stock issuable upon exercise of outstanding stock options.  This amount excludes 929,025 performance share units (PSUs) for which the number of shares of common stock to be issued may range from 0% to 200%, based on our total shareholder return (TSR) relative to the TSR of a predetermined group of peer companies over a three‑year performance period ending December 31 of the year prior to settlement of the grant.  In addition, this amount also excludes 2,014,306 shares of common stock issued as restricted stock pursuant to our equity compensation plans.

(b)	These securities may be awarded as stock options, restricted stock, PSUs or other awards permitted under our equity compensation plan.
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

Item 6.  Selected Financial Data

The following is a five‑year summary of selected financial data that should be read in conjunction with both our Consolidated Financial Statements and Accompanying Notes, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report:

	2019		2018		2017		2016		2015
	(In millions, except per share amounts)
Income Statement Selected Financial Data
Sales and other operating revenues
Crude oil (a)	$5,233		$4,960		$4,239		$3,639		$5,259
Natural gas liquids (a)	347		533		457		264		244
Natural gas (a)	876		965		750		766		1,052
Other operating revenues (b)	39		(135)		20		93		81
Total Sales and other operating revenues	$6,495		$6,323		$5,466		$4,762		$6,636

Income (loss) from continuing operations	$(240)		$(115)		$(3,941)		$(6,076)		$(2,959)
Income (loss) from discontinued operations	—		—		—		—		(48)
Net income (loss)	$(240)		$(115)		$(3,941)		$(6,076)		$(3,007)
Less: Net income (loss) attributable to noncontrolling interests	168		167		133		56		49
Net income (loss) attributable to Hess Corporation	$(408)	(d)	$(282)	(e)	$(4,074)	(f)	$(6,132)	(g)	$(3,056)	(h)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic:
Continuing operations	$(1.37)		$(1.10)		$(13.12)		$(19.92)		$(10.61)
Discontinued operations	—		—		—		—		(0.17)
Net income (loss) per share	$(1.37)		$(1.10)		$(13.12)		$(19.92)		$(10.78)

Diluted:
Continuing operations	$(1.37)		$(1.10)		$(13.12)		$(19.92)		$(10.61)
Discontinued operations	—		—		—		—		(0.17)
Net income (loss) per share	$(1.37)		$(1.10)		$(13.12)		$(19.92)		$(10.78)

Balance Sheet Selected Financial Data
Total assets	$21,782		$21,433		$23,112		$28,621		$34,157
Total debt and Finance lease obligations (c)	$7,397		$6,672		$6,977		$6,806		$6,592
Total equity	$9,706		$10,888		$12,354		$15,591		$20,401

Dividends Per Share
Dividends per share of common stock	$1.00		$1.00		$1.00		$1.00		$1.00

(a)	Represents sales of Hess net production and purchased third-party volumes.
(b)

Commencing with the adoption of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, using the modified retrospective method effective January 1, 2018, gains (losses) on commodity derivatives are included within Other operating revenue.  Prior to January 1, 2018, gains (losses) on commodity derivatives were included within Crude oil revenues.

(c)

At December 31, 2019 includes debt from our Midstream operating segment of $1,753 million that is non-recourse to Hess Corporation (2018: $981 million; 2017: $980 million; 2016: $733 million; 2015: $704 million).

(d)

Includes an allocation of noncash income tax expense of $86 million that was previously a component of accumulated other comprehensive income related to our 2019 crude oil hedge contracts, an after-tax charge of $88 million related to a pension settlement, a charge after income taxes and noncontrolling interests of $16 million for transaction related costs for Hess Midstream Partners LP acquisition of HIP and corporate restructuring, and an after-tax charge of $19 million related to a settlement on historical cost recovery balances in the JDA.  These charges were partially offset by a noncash income tax benefit of $60 million to reverse a valuation allowance against net deferred tax assets in Guyana upon achieving first production, and an after-tax gain of $22 million related to the sale of our remaining acreage in the Utica shale play.

(e)

Includes after-tax charges of $221 million related to exit costs, settlement of legal claims related to a former downstream interest, and a loss from debt extinguishment.  These charges were, partially offset by a noncash income tax benefit of $91 million primarily related to intraperiod income tax allocation requirements resulting from changes in fair value of our 2019 crude oil hedging program, and gains totaling $24 million related to asset sales.

(f)

Includes after-tax impairment charges of $2,250 million (Gulf of Mexico and Norway), an after-tax dry hole and lease impairment charge of $280 million (Ghana), a combined after-tax loss of $91 million related to asset sales (Norway, Equatorial Guinea and Permian), and after-tax charges of $52 million primarily for de-designated crude oil hedging contracts and other exit costs.

(g)

Includes noncash charges of $3,749 million to establish valuation allowances on deferred tax assets following a three-year cumulative loss and after-tax charges of $894 million primarily for dry hole and other exploration expenses, loss on debt extinguishment, offshore rig costs, severance, and impairment of older specification rail cars.

(h)	Includes total after-tax charges of $1,943 million, including noncash charges of $1,483 million to write-off all goodwill associated with our Exploration and Production operating segment.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-K in Item 8, the information set forth in Risk Factors under Item 1A.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations omits certain discussions of our financial condition and results of operations for the year ended December 31, 2017 compared with the year ended December 31, 2018, which can be found in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 21, 2019, and such comparisons are incorporated herein by reference.

Index

Overview

Consolidated Results of Operations

Liquidity and Capital Resources

Critical Accounting Policies and Estimates

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, NGL, and natural gas with production operations and development activities located primarily in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Denmark.  We conduct exploration activities primarily offshore Guyana, the U.S. Gulf of Mexico, and offshore Suriname and Canada.  At the Stabroek Block (Hess 30%), offshore Guyana, we have announced sixteen significant discoveries.  The Liza Phase 1 development achieved first production in December 2019, with peak production expected to reach up to 120,000 gross bopd.  The Liza Phase 2 development was sanctioned in the second quarter of 2019 and is expected to start up by early 2022 with production reaching up to 220,000 gross bopd.  The discovered resources to date on the Stabroek Block are expected to underpin the potential for at least five FPSOs producing more than 750,000 gross bopd by 2025.

Our Midstream operating segment, which is comprised of Hess Corporation’s 47% consolidated ownership interest in Hess Midstream LP at December 31, 2019, provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.  See Note 6, Hess Midstream in the Notes to Consolidated Financial Statements.

2020 Outlook

Our E&P capital and exploratory expenditures are projected to be approximately $3.0 billion in 2020.  Capital investment for our Midstream operations is expected to be approximately $350 million.  Oil and gas net production in 2020 is forecast to be in the range of 330,000 boepd to 335,000 boepd excluding Libya, up from 290,000 boepd in 2019, excluding Libya.  Currently, we have West Texas Intermediate (WTI) put options for calendar year 2020 with an average monthly floor price of $55 per barrel for 130,000 bopd, and Brent put options for calendar year 2020 with an average monthly floor price of $60 per barrel for 20,000 bopd.

Net cash provided by operating activities was $1,642 million in 2019, compared with $1,939 million in 2018, while net cash provided by operating activities before changes in operating assets and liabilities was $2,237 million in 2019 and $2,129 million in 2018.  Capital expenditures for 2019 and 2018 were $2,992 million and $2,180 million, respectively.  In 2020, based on current forward strip crude oil prices, we expect cash flow from operating activities, cash and cash equivalents existing at December 31, 2019 of $1.5 billion, and our available committed revolving credit facility will be sufficient to fund our capital investment program and dividends.

Consolidated Results

Net loss attributable to Hess Corporation was $408 million in 2019 (2018: $282 million).  Excluding items affecting comparability of earnings between periods summarized on page 30, the adjusted net loss was $281 million in 2019 (2018: $176 million).  Annual net production averaged 311,000 boepd in 2019 (2018: 277,000 boepd).  Total proved reserves were 1,197 million boe at December 31, 2019 (2018: 1,192 million boe).

Significant 2019 Activities

The following is an update of significant E&P activities during 2019:

E&P assets:

•

In North Dakota, net production from the Bakken shale play averaged 152,000 boepd (2018: 117,000 boepd), with net oil production up 22% to 93,000 bopd from 76,000 bopd in the prior year, primarily due to increased drilling activity and new plug and perf completion design.  Natural gas and NGL production was also higher due to the increased drilling activity, additional natural gas captured with the start-up of the Little Missouri 4 natural gas processing plant in the third quarter of 2019 and additional NGL received under percentage of proceeds contracts resulting from lower NGL commodity pricing.  During the year, we operated six rigs, drilled 160 wells and brought on production 156 wells.  Effective 2019, all new production wells use plug and perf completions.  We were able to reduce the average cost of a plug and perf well in 2019 to $6.8 million per well from $7.6 million in 2018.

During 2020, we plan to operate six rigs, drill approximately 170 wells and bring approximately 175 wells on production.  We forecast net production to average approximately 180,000 boepd in 2020 and to reach approximately 200,000 boepd by the end of 2020.  In the third quarter of 2020, the Tioga Gas Plant will be shut down for approximately 45 days for a planned turnaround and tie-in of the plant expansion project which will increase gas processing capacity to 400 million cubic feet per day from 250 million cubic feet per day and is expected to be in service by mid-2021.  The shutdown for the turnaround is expected to reduce 2020 average net production, mostly natural gas liquids and natural gas, by approximately 6,000 boepd.  Commencing in 2021, we plan to reduce our rig count to four operated rigs and, at this level of activity, expect to hold net production relatively flat at approximately 200,000 boepd for at least five years.

•

In the Gulf of Mexico, net production averaged 66,000 boepd (2018: 57,000 boepd).  The increase in production was primarily due to the Conger and Penn State fields and a new well brought online at the Llano Field.  We forecast Gulf of Mexico net production for 2020 to average approximately 65,000 boepd, which reflects the impact of planned maintenance at the Conger and Llano fields in the second quarter.

In 2019, the Corporation announced a discovery at the Hess operated Esox-1 exploration well in Mississippi Canyon Block No. 726 (Hess 57%), which encountered approximately 191 feet of net pay in high-quality oil-bearing Miocene reservoirs.  First production from the well was achieved in February 2020 as a tie-back to the Tubular Bells production facilities.

During the fourth quarter of 2019, the operator, Kosmos Energy Ltd., commenced drilling of the Oldfield-1 exploration well (Hess 60%), located approximately 6 miles east of Esox-1.  The well, which was completed in January 2020, did not encounter commercial quantities of hydrocarbons and 2019 results include $15 million in exploration expense for well costs incurred through December 31, 2019.  We estimate approximately $15 million of exploration expense will be recognized in the first quarter of 2020 for well costs incurred after December 31, 2019.

•

At the Stabroek Block (Hess 30%), offshore Guyana, which covers approximately 6.6 million acres, the operator Esso Exploration and Production Guyana Limited has made sixteen significant discoveries since 2015.  The discovered resources to date on the Stabroek Block are expected to underpin the potential for at least five FPSOs producing more than 750,000 gross bopd by 2025.

The Liza Phase 1 development, which was sanctioned in 2017, began producing oil in December 2019 from the Liza Destiny FPSO.  Production is expected to ramp up to the full capacity of 120,000 gross bopd in 2020.  We forecast net production for 2020 to average approximately 25,000 bopd.

The Liza Phase 2 development was sanctioned in 2019 and will utilize the Liza Unity FPSO to produce up to 220,000 gross bopd, with first production expected by early 2022.  Six drill centers are planned with a total of 30 wells, including 15 production wells, nine water injection wells and six gas injection wells.  In 2020, the operator plans to commence development drilling, installation of subsea flow lines and equipment, and installation of topside facilities modules on the Liza Unity FPSO.

A third development, at the Payara Field, is expected to be sanctioned following government and regulatory approvals and is expected to produce up to 220,000 gross bopd with startup as early as 2023.  In addition to the first three developments, planning is underway for additional FPSOs.  The ultimate sizing and timing of these potential developments will be a function of further exploration and appraisal drilling.

In 2019, five successful exploration wells and three successful appraisal wells were drilled on the Stabroek Block.  See detailed well results on page 9 of Items 1 and 2.  Business and Properties.

•

In the Gulf of Thailand, net production from Block A‑18 of the JDA averaged 35,000 boepd for the year (2018: 36,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay

Basin averaged 28,000 boepd for the year (2018: 27,000 boepd).  During 2019, we drilled six production wells at North Malay Basin, and plan to continue the drilling program and development activities in 2020.  We also expect to commence drilling activities in the fourth quarter of 2020 at the JDA.  Combined net production from our JDA and North Malay Basin assets is forecast to average approximately 60,000 boepd in 2020.

The following is an update of significant Midstream activities during 2019:

•	In March, Hess Infrastructure Partners LP (HIP) completed the acquisition of Hess’ water services business for $225 million in cash.
•

In March, HIP and Hess Midstream Partners LP acquired crude oil and gas gathering assets, and HIP acquired water gathering assets of Summit Midstream Partners LP’s Tioga Gathering System for aggregate cash consideration of approximately $90 million, with the potential for an additional $10 million of contingent payments in future periods subject to certain future performance metrics.

•	The Little Missouri 4 gas processing plant, a 50/50 joint venture between Hess Midstream LP and Targa Resources Corp., was placed in service during the third quarter.
•

In December, Hess Midstream Partners LP completed the acquisition of HIP and converted its organizational structure from a master limited partnership into an “Up-C” structure in which Hess Midstream Partners LP’s public unitholders received newly issued Class A shares in a new public entity named Hess Midstream LP (Hess Midstream).  Upon completion of the transaction, we received consideration of $301 million in cash and additional equity interests in Hess Midstream LP, resulting in Hess Corporation’s 47% consolidated ownership in Hess Midstream LP.  See Note 6, Hess Midstream and Note 8, Debt in the Notes to Consolidated Financial Statements.

Liquidity and Capital and Exploratory Expenditures

In 2019, net cash provided by operating activities was $1,642 million (2018: $1,939 million).  At December 31, 2019, consolidated cash and cash equivalents were $1,545 million (2018: $2,694 million), consolidated debt was $7,142 million (2018: $6,672 million, including capital lease obligations), and our consolidated debt to capitalization ratio was 43.2% (2018: 38.0%).  Hess Midstream debt, which is nonrecourse to Hess Corporation, was $1,753 million at December 31, 2019 (2018: $981 million).

Capital and exploratory expenditures were as follows (in millions):

	2019	2018	2017
E&P Capital and Exploratory Expenditures:
United States
Bakken	$1,312	$967	$624
Other Onshore	45	43	30
Total Onshore	1,357	1,010	654
Offshore	426	368	702
Total United States	1,783	1,378	1,356
Guyana	783	383	236
Europe	40	8	142
Asia and Other	137	300	313
E&P - Capital and Exploratory Expenditures	$2,743	$2,069	$2,047

Exploration Expenses Charged to Income Included Above:
United States	$105	$106	$90
International	62	54	105
Total Exploration Expenses Charged to Income included above	$167	$160	$195

Midstream Capital Expenditures:
Midstream - Capital Expenditures (a)	$416	$271	$121
(a)	Excludes equity investments of $33 million in 2019 (2018: $67 million).

In 2020, we project our E&P capital and exploratory expenditures will be approximately $3.0 billion and Midstream capital expenditures to be approximately $350 million.

Consolidated Results of Operations

Results by Segment:

The after-tax income (loss) by major operating activity is summarized below:

	2019	2018	2017
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$53	$51	$(3,653)
Midstream	144	120	42
Corporate, Interest and Other	(605)	(453)	(463)
Total	$(408)	$(282)	$(4,074)

Net Income (Loss) Attributable to Hess Corporation Per Common Share - Diluted (a)	$(1.37)	$(1.10)	$(13.12)
(a)	Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of diluted shares.

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

Items affecting comparability of earnings between periods:

The following table summarizes items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods.  The items in the table below are explained on pages 36 through 39.

	2019	2018	2017
	(In millions)
Items Affecting Comparability of Earnings Between Periods, After Income Taxes:
Exploration and Production	$63	$(86)	$(2,609)
Midstream	(16)	—	(34)
Corporate, Interest and Other	(174)	(20)	(30)
Total	$(127)	$(106)	$(2,673)

The following table presents the pre-tax amount of items affecting comparability of income (expense) by financial statement line item in the Statement of Consolidated Income on page 55.  The items in the table below are explained on pages 36 through 39.

	Before Income Taxes
	2019	2018	2017
	(In millions)
Sales and other operating revenues	$—	$—	$(22)
Gains (losses) on asset sales, net	22	24	(98)
Other, net	(88)	—	—
Marketing, including purchased oil and gas	(21)	—	—
Operating costs and expenses	—	(19)	—
Exploration expenses, including dry holes and lease impairment	—	(3)	(280)
General and administrative expenses	(30)	(130)	(11)
Loss on debt extinguishment	—	(53)	—
Depreciation, depletion and amortization	—	(16)	(19)
Impairment	—	—	(4,203)
Total Items Affecting Comparability of Earnings Between Periods, Pre-Tax	$(117)	$(197)	$(4,633)

Reconciliations of GAAP and non-GAAP measures:

The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	2019	2018	2017
	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$(408)	$(282)	$(4,074)
Less: Total items affecting comparability of earnings between periods, after-tax	(127)	(106)	(2,673)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(281)	$(176)	$(1,401)

The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	2019	2018	2017
	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$1,642	$1,939	$945
Less: Changes in operating assets and liabilities	(595)	(190)	(799)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$2,237	$2,129	$1,744

Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 36 through 39.  Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.

Net cash provided by (used in) operating activities before changes in operating assets and liabilities presented in this report is a non-GAAP measure, which we define as reported net cash provided by (used in) operating activities excluding changes in operating assets and liabilities.  Management uses net cash provided by (used in) operating activities before changes in operating assets and liabilities to evaluate the Corporation’s ability to internally fund capital expenditures, pay dividends and service debt and believes that investors’ understanding of our ability to generate cash to fund these items is enhanced by disclosing this measure, which excludes working capital and other movements that may distort assessment of our performance between periods.

These measures are not, and should not be viewed as, substitutes for U.S. GAAP net income (loss) and net cash provided by (used in) operating activities.

Comparison of Results

Exploration and Production

Following is a summarized statement of income for our E&P operations:

	2019	2018	2017
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$6,495	$6,323	$5,460
Gains (losses) on asset sales, net	22	27	(39)
Other, net	51	53	(1)
Total revenues and non-operating income	6,568	6,403	5,420
Costs and Expenses
Marketing, including purchased oil and gas	1,849	1,833	1,335
Operating costs and expenses	971	941	1,248
Production and severance taxes	184	171	119
Midstream tariffs	722	648	543
Exploration expenses, including dry holes and lease impairment	233	362	507
General and administrative expenses	204	258	224
Depreciation, depletion and amortization	1,977	1,748	2,736
Impairment	—	—	4,203
Total costs and expenses	6,140	5,961	10,915
Results of Operations Before Income Taxes	428	442	(5,495)
Provision (benefit) for income taxes (a)	375	391	(1,842)
Net Income (Loss) Attributable to Hess Corporation	$53	$51	$(3,653)
(a)

Commencing January 1, 2019, management changed its measurement of segment earnings to reflect income taxes on a post U.S. tax consolidation and valuation allowance assessment basis.  See footnote (a) in the table on page 86 for further details.

Excluding the E&P items affecting comparability of earnings between periods in the table on page 36, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization, exploration expenses and income taxes, as discussed below.

Selling Prices: Average worldwide realized crude oil selling prices, including hedging, were 7% lower in 2019 compared with the prior year, primarily due to the decrease in Brent and WTI crude oil prices.  In addition, realized worldwide selling prices for NGL decreased in 2019 by 39% and worldwide natural gas prices decreased in 2019 by 7%, compared with the prior year.  In total, lower realized selling prices decreased 2019 financial results by approximately $380 million after income taxes, compared with 2018.  Our average selling prices were as follows:

	2019 (a)	2018 (a)	2017
Crude Oil - Per Barrel (Including Hedging)
United States
Onshore	$53.19	$56.90	$46.04
Offshore	59.18	62.02	47.34
Total United States	55.15	58.69	46.50
Europe	66.29	70.08	55.03
Africa	64.91	69.64	53.17
Asia	61.81	70.42	56.99
Worldwide	56.77	60.77	49.23

Crude Oil - Per Barrel (Excluding Hedging)
United States
Onshore	$53.18	$60.64	$46.76
Offshore	59.17	65.73	48.15
Total United States	55.14	62.41	47.25
Europe	66.29	70.08	55.14
Africa	64.91	69.64	53.25
Asia	61.81	70.42	56.99
Worldwide	56.76	63.80	49.75

Natural Gas Liquids - Per Barrel
United States
Onshore	$13.20	$21.29	$17.67
Offshore	13.31	25.58	21.34
Total United States	13.21	21.81	18.10
Europe	—	—	29.04
Worldwide	13.21	21.81	18.35

Natural Gas - Per Mcf
United States
Onshore	$1.59	$2.29	$1.96
Offshore	2.12	2.68	2.22
Total United States	1.83	2.43	2.03
Europe	3.81	3.61	4.42
Asia and other	5.04	5.07	4.27
Worldwide	3.90	4.18	3.37
(a)

Selling prices in the United States are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees Worldwide selling prices for 2019 would be $59.95 per barrel for crude oil (including hedging) (2018: $63.77), $59.94 per barrel for crude oil (excluding hedging) (2018: $66.80), $13.40 per barrel for NGL (2018: $22.00) and $3.97 per mcf for natural gas (2018: $4.25).

Crude oil hedging activities were a net gain of $1 million before and after income taxes in 2019, and a loss of $183 million before and after income taxes in 2018.  For calendar year 2020, we have WTI put options with an average monthly floor price of $55 per barrel for 130,000 bopd, and Brent put options with an average monthly floor price of $60 per barrel for 20,000 bopd.  We expect noncash put option premium amortization, which will be reflected in realized selling prices, to reduce our 2020 results by approximately $70 million per quarter.

Production Volumes:  Our daily worldwide net production was as follows:

	2019	2018	2017
	(In thousands)
Crude Oil - Barrels
United States
Bakken	93	76	67
Other Onshore (a)	1	1	6
Total Onshore	94	77	73
Offshore	46	41	39
Total United States	140	118	112
Europe (b)	6	6	28
Africa (c)	19	18	35
Asia and other	4	4	2
Worldwide	169	146	177

Natural Gas Liquids - Barrels
United States
Bakken	41	29	28
Other Onshore (a)	1	5	8
Total Onshore	42	34	36
Offshore	5	5	5
Total United States	47	39	41
Europe (b)	—	—	1
Worldwide	47	39	42

Natural Gas - Mcf
United States
Bakken	107	70	62
Other Onshore (a)	3	44	92
Total Onshore	110	114	154
Offshore	91	67	57
Total United States	201	181	211
Europe (b)	7	8	33
Asia and other	364	364	276
Worldwide	572	553	520

Barrels of Oil Equivalent	311	277	306

Crude oil and natural gas liquids as a share of total production	69%	67%	72%
(a)

The Corporation sold its Utica assets in August 2018.  Production was 9,000 boepd for the year ended December 31, 2018 and 19,000 boepd for the year ended December 31, 2017.  The Corporation sold its Permian assets in August 2017.  Production was 4,000 boepd for the year ended December 31, 2017.

(b)	The Corporation sold its Norway assets in December 2017. Production was 24,000 boepd for the year ended December 31, 2017.
(c)	The Corporation sold its Equatorial Guinea assets in November 2017. Production was 25,000 boepd for the year ended December 31, 2017.

In 2020, we expect net production, excluding Libya, to average between 330,000 boepd and 335,000 boepd, compared with 2019 net production, excluding Libya, of 290,000 boepd.

Net production variances related to 2019 and 2018 are summarized as follows:

United States:  Bakken net oil production was higher in 2019, primarily due to increased drilling activity and new plug and perf completion design.  Bakken net natural gas and NGL production was higher in 2019 also due to the increased drilling activity, additional natural gas captured with the start-up of the Little Missouri 4 natural gas processing plant in the third quarter of 2019 and additional NGL received under percentage of proceeds contracts resulting from lower NGL commodity pricing.  The decline in U.S. other onshore net production from 2018 reflects the sale of our interests in the Utica shale play in August 2018.  U.S. offshore net production increased in 2019, primarily due to higher production from the Conger and Penn State fields and a new well brought online at the Llano Field.

International:  In Europe, Africa and Asia, net production was comparable in 2019 with 2018.

Sales Volumes:  The impact of higher sales volumes from our net production improved after-tax results by approximately $560 million in 2019, compared with 2018.

Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGL and natural gas purchased from third parties, were as follows:

	2019	2018	2017
	(In thousands)
Crude oil – barrels	61,061	52,742	63,367
Natural gas liquids – barrels	17,067	14,019	15,152
Natural gas – mcf	208,665	202,041	190,089
Barrels of Oil Equivalent	112,906	100,435	110,201

Crude oil - barrels per day	167	144	173
Natural gas liquids - barrels per day	47	39	42
Natural gas - mcf per day	572	553	520
Barrels of Oil Equivalent Per Day	309	275	302

Marketing, including purchased oil and gas (Marketing expense):  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. marketing activities.  Marketing expense for 2019 is comparable to 2018 primarily due to lower benchmark crude oil prices on the cost of purchased volumes being largely offset by higher purchases of third-party volumes.

Cash Operating Costs:  Cash operating costs, consisting of operating costs and expenses, production and severance taxes and E&P general and administrative expenses, decreased $11 million in 2019, compared to 2018.  Cash operating costs in 2018 included pre-tax charges totaling $91 million for vacated office space and severance costs, which more than offset increased costs from higher production in 2019.  On a per-unit basis, cash operating costs improved from 2018 reflecting higher net production volumes in 2019.  See Exit Costs and Other in Items Affecting Comparability of Earnings Between Periods on page 37.

Midstream Tariffs Expense:  Tariffs expense increased from 2018, primarily due to higher throughput volumes in 2019.  In 2020, we estimate Midstream tariffs expense to be in the range of $940 million to $965 million.

Depreciation, Depletion and Amortization (DD&A):  DD&A costs increased by $229 million from 2018 primarily due to higher net production volumes in the Bakken and Gulf of Mexico.

Unit costs:  Unit cost per boe information is based on total E&P production volumes and excludes items affecting comparability of earnings as disclosed below.  Actual and forecast unit costs are as follows:

	Actual			Forecast range (a)
	2019	2018	2017	2020

Cash operating costs (b)	$11.99	$12.66	$14.27	$11.50 — $12.50
DD&A (c)	17.43	17.14	24.53	16.50 — 17.50
Total Production Unit Costs	$29.42	$29.80	$38.80	$28.00 — $30.00
(a)	Forecast information excludes any contribution from Libya.
(b)	Cash operating costs per boe, excluding Libya, was $12.54 in 2019 (2018: $13.32).
(c)	DD&A per boe, excluding Libya, was $18.52 in 2019 (2018: $18.29).

Exploration Expenses:  Exploration expenses, including items affecting comparability of earnings described below, were as follows:

	2019	2018	2017
	(In millions)
Exploratory dry hole costs	$49	$165	$268
Exploration lease and other impairment	17	37	44
Geological and geophysical expense and exploration overhead	167	160	195
	$233	$362	$507

In 2019, dry hole costs primarily related to the Jill-1 well on License 6/16 in Denmark and the Oldfield-1 well in the Gulf of Mexico.  In 2018, dry hole costs primarily related to the Aspy well, offshore Nova Scotia, Canada; the Pontoenoe-1 well, offshore Suriname and the Sorubim-1 well on the Stabroek Block, offshore Guyana.  In 2020, we estimate exploration expenses, excluding dry hole expense, to be in the range of $210 million to $220 million.

Income Taxes:  In 2019, income tax expense was $375 million (2018: $391 million), primarily related to our operations in Libya.  Commencing in 2017, we are generally not recognizing deferred tax benefit or expense in certain countries, primarily the U.S., Denmark (hydrocarbon tax only), Malaysia and Guyana (until December 2019), while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with the requirements of U.S. accounting standards.  At December 31, 2019 the valuation allowance established against the net deferred tax asset in Guyana for the Stabroek Block was released as a result of the positive evidence from first production in December 2019, and the significant forecasted pre-tax income from operations.  The cumulative pre-tax losses in Guyana were driven by pre-production activities.  See E&P items affecting comparability of earnings below.

Actual effective tax rates are as follows:

	2019	2018	2017
	%	%	%
Effective income tax benefit (expense) rate	(88)	(88)	34
Adjusted effective income tax benefit (expense) rate (a)	(36)	60	7
(a)	Excludes any contribution from Libya and items affecting comparability of earnings.

In 2020, we estimate income tax expense, excluding Libya and items affecting comparability of earnings between periods, to be in the range of $80 million to $90 million.

Items Affecting Comparability of Earnings Between Periods:  Reported E&P earnings include the following items affecting comparability of income (expense) before and after income taxes:

	Before Income Taxes			After Income Taxes
	2019	2018	2017	2019	2018	2017
	(In millions)
Gains (losses) on asset sales, net	$22	$24	$(41)	$22	$24	$(57)
Cost recovery settlement	(21)	—	—	(19)	—	—
Exit costs and other	—	(110)	—	—	(110)	—
Impairment	—	—	(4,203)	—	—	(2,250)
Dry hole, lease impairment and other exploration expenses	—	—	(280)	—	—	(280)
Noncash charges on de-designated crude oil collars	—	—	(22)	—	—	(22)
Reversal of deferred tax asset valuation allowance	—	—	—	60	—	—
	$1	$(86)	$(4,546)	$63	$(86)	$(2,609)

The pre-tax amounts of E&P items affecting comparability of income (expense) as presented in the Statement of Consolidated Income are as follows:

	Before Income Taxes
	2019	2018	2017
	(In millions)
Sales and other operating revenues	$—	$—	$(22)
Gains (losses) on asset sales, net	22	24	(41)
Marketing, including purchased oil and gas	(21)	—	—
Operating costs and expenses	—	(19)	—
Exploration expenses, including dry holes and lease impairment	—	(3)	(280)
General and administrative expenses	—	(72)	—
Depreciation, depletion and amortization	—	(16)	—
Impairment	—	—	(4,203)
	$1	$(86)	$(4,546)

2019:

•	Gains (losses) on asset sales, net: We recorded a pre-tax gain of $22 million ($22 million after income taxes) associated with the sale of our remaining acreage in the Utica shale play.
•	Cost recovery settlement: We recorded a pre-tax charge of $21 million ($19 million after income taxes) related to a settlement on historical cost recovery balances in the JDA that was paid in cash.
•

Reversal of deferred tax asset valuation allowance:  We recorded a noncash income tax benefit of $60 million, which resulted from the reversal of a valuation allowance against net deferred tax assets in Guyana upon achieving first production from the Liza Phase 1 development.

2018:

•

Gains (losses) on asset sales, net:  We recorded a pre-tax gain of $14 million ($14 million after income taxes) associated with the sale of our joint venture interests in the Utica shale play in eastern Ohio and a pre-tax gain of $10 million ($10 million after income taxes) associated with the sale of our interests in Ghana.

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

Midstream

Following is a summarized statement of income for our Midstream operations:

	2019	2018	2017
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$848	$713	$617
Losses on asset sales, net	—	—	(51)
Other, net	4	6	—
Total revenues and non-operating income	852	719	566

Costs and Expenses
Operating costs and expenses	279	193	195
General and administrative expenses	56	14	16
Depreciation, depletion and amortization	142	127	123
Interest expense	63	60	26
Total costs and expenses	540	394	360

Results of Operations Before Income Taxes	312	325	206
Provision (benefit) for income taxes (a)	—	38	31
Net income (loss)	312	287	175
Less: Net income (loss) attributable to noncontrolling interests	168	167	133
Net Income (Loss) Attributable to Hess Corporation	$144	$120	$42
(a)

Commencing January 1, 2019, management changed its measurement of segment earnings to reflect income taxes on a post U.S. tax consolidation and valuation allowance assessment basis.  See footnote (a) in the table on page 86 for further details.

Sales and other operating revenues increased from 2018 primarily due to higher throughput volumes, increased rail transportation and water trucking revenues associated with third-party services, and higher tariff rates.

Operating costs and expenses increased from 2018, primarily due to higher maintenance activity, and increased third party rail transportation and water trucking charges.  General and administrative expenses increased in 2019, compared to 2018, as a result of expenditures incurred from Hess Midstream Partners LP’s acquisition of HIP and its corporate restructuring.  See Items Affecting Comparability of Earnings Between Periods below.  DD&A expenses increased from 2018 primarily due to additional assets places in service, including those related to the Summit acquisition.

The increase in interest expense from 2018 reflects higher borrowings by the Midstream business.

In 2020, we estimate net income attributable to Hess Corporation from the Midstream segment to be in the range of $205 million to $215 million.

Items Affecting Comparability of Earnings Between Periods:  In 2019, we recognized a pre-tax charge of $30 million ($16 million after income taxes and noncontrolling interests) for transaction related costs for Hess Midstream Partners LP’s acquisition of HIP and associated corporate restructuring.  See Note 6, Hess Midstream in the Notes to Consolidated Financial Statements.  In 2017, we recognized a pre-tax loss of $57 million ($34 million after income taxes and noncontrolling interests) related to the sale of our Midstream assets in the Permian Basin.

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	2019	2018	2017
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$114	$97	$160
Interest expense	355	359	385
Less: Capitalized interest	(38)	(20)	(86)
Interest expense, net	317	339	299
Corporate, Interest and Other expenses before income taxes	431	436	459
Provision (benefit) for income taxes	—	(3)	(26)
Net Corporate, Interest and Other expenses after income taxes	431	433	433
Items affecting comparability of earnings between periods, after income taxes	174	20	30
Total Corporate, Interest and Other Expenses After Income Taxes	$605	$453	$463

Corporate and other expenses, excluding items affecting comparability, increased from 2018 primarily due to lower interest income and a reduction in other non-operating income.  In 2020, after-tax Corporate and other expenses, excluding items affecting comparability of earnings between periods, are estimated to be in the range of $115 million to $125 million.

Interest expense for 2019 is comparable to 2018.  Capitalized interest increased from 2018 due to ongoing development activity in Guyana, including the sanction of the Liza Field Phase 2 development during 2019.  In 2020, after-tax interest expense, net is estimated to be in the range of $350 million to $360 million.  The estimated increase in 2020 is due to ceasing interest capitalization at the Liza Field, which commenced production in December 2019.

Items Affecting Comparability of Earnings Between Periods:  Corporate, Interest and Other results included the following items affecting comparability of income (expense) before and after income taxes:

2019:

•

Pension settlement:  We recorded a noncash pension settlement charge of $88 million ($88 million after income taxes) associated with the purchase of a single premium annuity contract by the Hess Corporation Employees’ Pension Plan to settle and transfer certain of its obligations to a third party.  The charge is included in Other, net in the Statement of Consolidated Income.  See Note 10, Retirement Plans, in the Notes to Consolidated Financial Statements.

•

Income tax:  We recorded an allocation of noncash income tax expense of $86 million that was previously a component of accumulated other comprehensive income related to our 2019 crude oil hedge contracts.

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
•

Income tax:  We recorded an allocation of noncash income tax benefit of $91 million to offset the recognition of a noncash income tax expense recorded in other comprehensive income resulting primarily from changes in fair value of our 2019 crude oil hedge contracts.

2017:

•

Exit costs and other: We recorded a pre-tax charge of $30 million ($30 million after income taxes) in connection with vacated office space, of which $11 million is included in General and administrative expenses and $19 million is included in Depreciation, depletion and amortization in the Statement of Consolidated Income.

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources at December 31:

	2019	2018
	(In millions, except ratio)
Cash and cash equivalents (a)	$1,545	$2,694
Current maturities of long-term debt	—	67
Total debt (b)	7,142	6,672
Total equity	9,706	10,888
Debt to capitalization ratio (c)	43.2%	38.0%
(a)	Includes $3 million of cash attributable to our Midstream Segment at December 31, 2019 (2018: $109 million).
(b)	Includes $1,753 million of debt outstanding from our Midstream Segment at December 31, 2019 (2018: $981 million) that is non-recourse to Hess Corporation.
(c)

Total debt (including finance lease obligations) as a percentage of the sum of total debt (including finance lease obligations) plus equity.  Prior to the adoption of ASC 842, Leases, finance lease obligations were included in debt.

Cash Flows

The following table sets forth a summary of our cash flows:

	2019	2018	2017
	(In millions)
Net cash provided by (used in):
Operating activities	$1,642	$1,939	$945
Investing activities	(2,843)	(1,566)	1,358
Financing activities	52	(2,526)	(188)
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,149)	$(2,153)	$2,115

Operating Activities:  Net cash provided by operating activities was $1,642 million in 2019 (2018: $1,939 million), while net cash provided by operating activities before changes in operating assets and liabilities was $2,237 million in 2019 (2018: $2,129 million).  Net cash provided by operating activities before changes in operating assets and liabilities increased from 2018 primarily due to higher net production volumes, partially offset by lower commodity prices.  Changes in operating assets and liabilities in 2019 reduced net cash provided by operating activities by $595 million (2018: $190 million reduction), primarily from premiums paid on crude oil hedge contracts, abandonment expenditures, pension contributions and an increase in accounts receivable.  Changes in operating assets and liabilities in 2018 primarily related to premiums on crude oil hedge contracts and abandonment expenditures.

Investing Activities:  Total Additions to Property, Plant and Equipment were $2,829 million in 2019 (2018: $2,097 million).  The increase in Additions to property, plant and equipment from 2018 is primarily related to increased drilling activity in the Bakken, increased exploration and development activity on the Stabroek Block, offshore Guyana, and the Midstream operating segment’s acquisition of assets from Summit Midstream Partners LP.  In 2019, Midstream equity investments in its 50/50 joint venture with Targa Resources were $33 million (2018: $67 million).  Proceeds from asset sales were $22 million in 2019 (2018: $607 million; 2017: $3,296 million).  See Note 3, Dispositions in the Notes to Consolidated Financial Statements.

Financing Activities:  Repayments of debt were $8 million in 2019 (2018: $633 million) while borrowings with maturities in excess of 90 days of $760 million in 2019 related to our Midstream operating segment.  Common and preferred stock dividends paid were $316 million in 2019 (2018: $345 million).  We settled $25 million of common stock purchases in 2019 (2018: $1,365 million).  Net cash outflows to noncontrolling interests were $353 million in 2019 (2018: $211 million).

Future Capital Requirements and Resources

At December 31, 2019, Hess Corporation, had $1.5 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.4 billion.  The Corporation has no significant near-term debt maturities.  Currently, we have WTI put options for calendar year 2020 with an average monthly floor price of $55 per barrel for 130,000 bopd, and Brent put options for calendar year 2020 with an average monthly floor price of $60 per barrel for 20,000 bopd.

Net production in 2020 is forecast to be in the range of 330,000 boepd to 335,000 boepd, excluding Libya, and we expect our 2020 E&P capital and exploratory expenditures will be approximately $3.0 billion.  In 2020, based on current forward strip crude oil prices, we expect cash flow from operating activities, cash and cash equivalents existing at December 31, 2019, and our available committed revolving credit facility will be sufficient to fund our capital investment program and dividends.

The table below summarizes the capacity, usage, and available capacity of our borrowing and letter of credit facilities at December 31, 2019:

				Letters of
	Expiration			Credit	Total	Available
	Date	Capacity	Borrowings	Issued	Used	Capacity
		(In millions)
Hess Corporation
Revolving credit facility	May 2023	$3,500	$—	$—	$—	$3,500
Committed lines	Various (a)	445	—	54	54	391
Uncommitted lines	Various (a)	218	—	218	218	—
Total - Hess Corporation		$4,163	$—	$272	$272	$3,891

Midstream
Revolving credit facility (b)	December 2024	$1,000	$32	$—	$32	$968
Total - Midstream		$1,000	$32	$—	$32	$968
(a)	Committed and uncommitted lines have expiration dates throughout 2020.
(b)	This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.

Hess Corporation:

In 2019, the Corporation entered into a new $3.5 billion revolving credit facility with a maturity date of May 15, 2023, which replaced the Corporation’s previous revolving credit facility that was scheduled to mature on January 21, 2021.  The new facility, which is fully undrawn, can be used for borrowings and letters of credit.  Borrowings on the new facility will generally bear interest at 1.30% above LIBOR, though the interest rate is subject to adjustment if the Corporation’s credit rating changes.  The facility is subject to customary representations, warranties and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the credit agreement for the facility) of the Corporation and its consolidated subsidiaries to 65%, and customary events of default.  At December 31, 2019, the Corporation was in compliance with its financial covenants.

We had $272 million in letters of credit outstanding at December 31, 2019 (2018: $284 million), which primarily relate to our international operations.  See also Note 19, Financial Risk Management Activities in the Notes to Consolidated Financial Statements.

We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

Midstream:

At December 31, 2019, Hess Midstream Operations LP (formerly Hess Midstream Partners LP, or HESM Opco), a consolidated subsidiary of Hess Midstream LP, had $1.4 billion of senior secured syndicated credit facilities maturing December 16, 2024, consisting of a $1.0 billion 5-year revolving credit facility and a fully drawn $400 million 5-year Term Loan A facility.  The revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes.  Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities).  If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time.  The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter.  HESM Opco was in compliance with these financial covenants at December 31, 2019.  The credit facilities are secured by first-priority perfected liens on substantially all the presently owned and after-acquired assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions.  At December 31, 2019, borrowings of $32 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $400 million, excluding deferred issuance costs, were drawn under HESM Opco’s Term Loan A facility.  Borrowings under these credit facilities are non-recourse to Hess Corporation.

Credit Ratings

Two of the three major credit rating agencies that rate the Corporation’s debt have assigned an investment grade rating.  At December 31, 2019, we have investment grade credit ratings from Standard and Poor’s Ratings Services (BBB-) and Fitch Ratings (BBB-).  Moody’s Investors Service has rated our debt at Ba1.  The consequence of lower credit ratings is an increase in interest rates and facility fees on our credit facilities, and the potential for additional required collateral under operating agreements, which are not material at December 31, 2019.

At December 31, 2019, HESM Opco’s senior unsecured debt is rated BB+ by Standard and Poor’s Ratings Services and Fitch Ratings, and Ba3 by Moody’s Investors Service.

Contractual Obligations and Contingencies

The following table shows aggregate information about certain contractual obligations at December 31, 2019:

		Payments Due by Period
			2021 and	2023 and
	Total	2020	2022	2024	Thereafter
	(In millions)
Total Debt (excludes interest) (a)	$7,220	$—	$30	$702	$6,488
Finance Leases (b)	392	36	72	72	212
Operating Leases (b)	599	200	137	129	133
Purchase Obligations:
Capital expenditures (b)	1,743	913	755	75	—
Operating expenses (b)	190	158	20	9	3
Transportation and related contracts (b)	1,009	231	424	246	108
Asset retirement obligations	2,172	127	202	45	1,798
Other liabilities	565	114	113	100	238
(a)

We anticipate cash payments for interest on Total Debt of $422 million for 2020, $831 million for 2021-2022, $817 million for 2023-2024, and $3,640 million thereafter for a total of $5,710 million.  These interest payments reflect our contractual obligations at December 31, 2019.

(b)	Comprises obligations, including where we, as operator, have contracted directly with suppliers.

Capital expenditures represent amounts that we were contractually committed at December 31, 2019, including the portion of our planned capital expenditure program for 2020.  Obligations for operating expenses include commitments for oil and gas production expenses, seismic purchases and other normal business expenses.  Other liabilities reflect contractually committed obligations in the Consolidated Balance Sheet at December 31, 2019, including pension plan liabilities and estimates for uncertain income tax positions.  The Corporation and certain of its subsidiaries primarily lease drilling rigs, equipment, logistical assets (offshore vessels, aircraft, and shorebases), and office space for varying periods.  See Note 7, Leases in Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2019, we had $272 million in letters of credit.  See also Note 17, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements.

Foreign Operations

We conduct E&P activities outside the U.S., principally in Guyana, the Joint Development Area of Malaysia/Thailand and Malaysia, Denmark, Libya, Suriname, and Canada.  Therefore, we are subject to the risks associated with foreign operations, including political risk, tax law changes, currency risk, corruption, and acts of terrorism.  See Item 1A. Risk Factors for further details.

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

For reserves to be booked as proved they must be determined with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations.  In addition, government and project operator approvals must be obtained and, depending on the amount of the project cost, senior management or the Board of Directors must commit to fund the project.  We maintain our own internal reserve estimates that are calculated by technical staff that work directly with the oil and gas properties.  Our technical staff update reserve estimates throughout the year based on evaluations of new wells, performance reviews, new technical data and other studies.  To provide consistency throughout the Corporation, standard reserve estimation guidelines, definitions, reporting reviews and approval practices are used.  The internal reserve estimates are subject to internal technical audits and senior management review.  We also engage an independent third-party consulting firm to audit approximately 80% of our total proved reserves each year.

Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  As discussed in Item 1A. Risk Factors, crude oil prices are volatile which can have an impact on our proved reserves.  If crude oil prices in 2020 are at levels below that used in determining 2019 proved reserves, we may recognize negative revisions to our December 31, 2020 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2020 above those used in determining 2019 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2020.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves at December 31, 2020, due to numerous currently unknown factors, including 2020 crude oil prices, any revisions based on 2020 reservoir performance, and the levels to which industry costs will change in response to movements in commodity prices.  A 10% change in proved developed and proved undeveloped reserves at December 31, 2019 would result in an approximate $200 million pre-tax change in depreciation, depletion, and amortization expense for 2020 based on projected production volumes.  See the Supplementary Oil and Gas Data on pages 90 through 98 in the accompanying financial statements for additional information on our oil and gas reserves.

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

Our impairment tests of long-lived E&P producing assets are based on our best estimates of future production volumes (including recovery factors), selling prices, operating and capital costs, the timing of future production and other factors, which are updated each time an impairment test is performed.  While crude oil prices in 2019 were lower than last year, we could experience an asset impairment in the future if the projected production volumes from oil and gas fields decrease, crude oil and natural gas selling prices decline significantly for an extended period or future estimated capital and operating costs increase significantly.

Midstream Joint Venture: We consolidate the activities of our interest in Hess Midstream LP, which qualifies as a variable interest entity (VIE) under U.S. generally accepted accounting principles.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power through Hess Corporation’s 47% consolidated ownership interest in Hess Midstream LP to direct those activities that most significantly impact the economic performance of Hess Midstream LP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to Hess Midstream LP.  This conclusion was based on a qualitative analysis that considered Hess Midstream LP’s governance structure, the commercial agreements between Hess Midstream LP and us, and the voting rights established between the members, which provide us the ability to control the operations of Hess Midstream LP.

Income Taxes:  Judgments are required in the determination and recognition of income tax assets and liabilities in the financial statements.  These judgments include the requirement to recognize the financial statement effect of a tax position only when management believes it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

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

The accounting standards require the evaluation of all available positive and negative evidence giving weight based on the evidence’s relative objectivity.  In evaluating potential sources of positive evidence, we consider the reversal of taxable temporary differences, taxable income in carryback and carryforward periods, the availability of tax planning strategies, the existence of appreciated assets, estimates of future taxable income, and other factors.  Estimates of future taxable income are based on assumptions of oil and gas reserves, selling prices, and other subjective operating assumptions that are consistent with internal business forecasts.  In evaluating potential sources of negative evidence, we consider a cumulative loss in recent years, any history of operating losses or tax credit carryforwards expiring unused, losses expected in early future years, unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years, and any carryback or carryforward period so brief that a significant deductible temporary difference expected to reverse in a single year would limit realization of tax benefits.  Due to a sustained low commodity price environment, we remained in a three-year cumulative consolidated loss position at December 31, 2019.  A three-year cumulative consolidated loss constitutes objective negative evidence to which the accounting standards require we assign significant weight relative to subjective evidence such as our estimates of future taxable income.  We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the U.S., Denmark (hydrocarbon tax only) and Malaysia while we maintain valuation allowances against net deferred tax assets in these jurisdictions.  In December 2019, we reversed the valuation allowance of $60 million for Guyana upon achieving first production from the Liza Phase 1 development.

At December 31, 2019, the Consolidated Balance Sheet reflects a $4,734 million valuation allowance against the net deferred tax assets for multiple jurisdictions based on the evaluation of the accounting standards described above.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.

Asset Retirement Obligations:  We have material legal obligations to remove and dismantle long‑lived assets and to restore land or seabed at certain E&P locations.  In accordance with generally accepted accounting principles, we recognize a liability for the fair value of required asset retirement obligations.  In addition, the fair value of any legally required conditional asset retirement obligation is recorded if the liability can be reasonably estimated.  We capitalize such costs as a component of the carrying amount of the underlying assets in the period in which the liability is incurred.  In subsequent periods, the liability is accreted, and the asset is depreciated over the useful life of the related asset.  We estimate the fair value of these obligations by discounting projected future payments that will be required to satisfy the obligations.  In determining these estimates, we are required to make several assumptions and judgments related to the scope of dismantlement, timing of settlement, interpretation of legal requirements, inflationary factors and discount rate.  In addition, there are other external factors, which could significantly affect the ultimate settlement costs or timing for these obligations including changes in environmental regulations and other statutory requirements, fluctuations in industry costs and foreign currency exchange rates and advances in technology.  As a result, our estimates of asset retirement obligations are subject to revision due to the factors described above.  Changes in estimates prior to settlement result in adjustments to both the liability and related asset values, unless the field has ceased production, in which case changes are recognized in our Consolidated Statement of Income.  See Note 9, Asset Retirement Obligations.

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

Discount rate used for measuring the present value of future plan obligations:  The discount rate used to estimate our projected benefit obligations is based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations.  At December 31, 2019, a 0.25% decrease in the discount rate assumption would increase projected benefit obligations by approximately $120 million and forecasted 2020 annual benefit expense by approximately $10 million.  The increase in the projected benefit obligations would decrease the funded status of our pension plans, but any decrease in the funded status would be partially mitigated by increases in the fair value of fixed income investments in the asset portfolios.

Expected long-term rates of returns on plan assets:  The expected return on plan assets is developed from the expected future returns for each asset category, weighted by the target allocation of pension assets to that asset category.  The future expected return assumptions for individual asset categories are largely based on inputs from various investment experts regarding their future return expectations for particular asset categories.  At December 31, 2019, a 0.25% decrease in the expected long-term rates of return on plan assets assumption would increase forecasted 2020 annual benefit expense by approximately $5 million.

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

We recognize that climate change is a global environmental concern.  We assess, monitor and take measures to reduce our carbon footprint at existing and planned operations.  We are committed to complying with all Greenhouse Gas (GHG) emissions regulations and the responsible management of GHG emissions at our facilities.

We will have continuing expenditures for environmental assessment and remediation.  Sites where corrective action may be necessary include E&P facilities, sites from discontinued operations where we retained liability and, although not currently significant, “Superfund” sites where we have been named a potentially responsible party.

We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable.  At December 31, 2019, our reserve for estimated remediation liabilities was approximately $70 million.  We expect that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites.  Our remediation spending was approximately $20 million in 2019 (2018: $15 million; 2017: $15 million).  The amount of other expenditures incurred to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil, NGL, and natural gas as well as changes in interest rates and foreign currency values.  In the disclosures that follow, financial risk management activities refer to the mitigation of these risks through hedging activities.

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

Instruments:  We primarily use forward commodity contracts, foreign exchange forward contracts, futures, swaps, and options in our risk management activities.  These contracts are generally widely traded instruments with standardized terms.  The following describes these instruments and how we use them:

•

Swaps:  We use financially settled swap contracts with third parties as part of our financial risk management activities.  Cash flows from swap contracts are determined based on underlying commodity prices or interest rates and are typically settled over the life of the contract.

•

Forward Foreign Exchange Contracts:  We enter into forward contracts, primarily for the British Pound and Danish Krone, which commit us to buy or sell a fixed amount of those currencies at a predetermined exchange rate on a future date.

•

Exchange-traded Contracts:  We may use exchange-traded contracts, including futures, on a number of different underlying energy commodities.  These contracts are settled daily with the relevant exchange and may be subject to exchange position limits.

•

Options:  Options on various underlying energy commodities include exchange-traded and third-party contracts and have various exercise periods.  As a seller of options, we receive a premium at the outset and bear the risk of unfavorable changes in the price of the commodity underlying the option.  As a purchaser of options, we pay a premium at the outset and have the right to participate in the favorable price movements in the underlying commodities.

Financial Risk Management Activities

At December 31, 2019, outstanding total debt, which was substantially comprised of fixed rate debt instruments, had a carrying value of $7,142 million and a fair value of $8,242 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debt by approximately $450 million or $490 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

We have WTI put options for calendar year 2020 with an average monthly floor price of $55 per barrel for 130,000 bopd, and Brent put options for calendar year 2020 with an average monthly floor price of $60 per barrel for 20,000 bopd.  As of December 31, 2019, an assumed 10% increase in the forward WTI and Brent crude oil prices used in determining the fair value of our put options would reduce the fair value of these derivatives instruments by approximately $60 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $110 million.

We have outstanding foreign exchange contracts with a total notional amount of $90 million at December 31, 2019 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% weakening of the U.S. Dollar exchange rate is estimated to be a loss of approximately $5 million at December 31, 2019.

See Note 19, Financial Risk Management Activities in the Notes to Consolidated Financial Statements for further details.

Item 8.  Financial Statements and Supplementary Data

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   Schedules have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, as stated in their report, which is included herein.

By	/s/ John P. Rielly	By	/s/ John B. Hess
	John P. Rielly Senior Vice President and Chief Financial Officer		John B. Hess Chief Executive Officer

February 20, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

Opinion on Internal Control over Financial Reporting

We have audited Hess Corporation and consolidated subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Hess Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2019 and 2018, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

February 20, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hess Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hess Corporation and consolidated subsidiaries (the “Corporation”) as of December 31, 2019 and 2018, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Corporation at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (SEC) and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation, depletion and amortization of proved oil and natural gas properties

Description of the Matter

The net book value of the Corporation’s exploration and production assets was $13,792 million at December 31, 2019, and depreciation, depletion and amortization (DD&A) expense was $1,977 million for the year then ended.  As described in Note 1 to the financial statements, the Corporation follows the successful efforts method of accounting for its oil and gas exploration and production activities.  Under the successful efforts method of accounting, DD&A expense is recorded using the units-of-production method, based on proved oil and gas reserves, as estimated by petroleum engineering specialists, for property acquisition costs and proved developed oil and gas reserves, also estimated by petroleum engineering specialists, for oil and gas production facilities and wells.  Proved oil and gas reserves are based on geological and engineering evaluations of estimated in-place hydrocarbon volumes using financial and non-financial inputs.  Significant judgment is required by the Corporations’ internal engineering staff in evaluating the geological and engineering data used to estimate reserves.  Estimating proved reserves also requires the selection of inputs, including oil and natural gas price assumptions, future operating and capital costs assumptions and tax rates by jurisdiction, among others.  Management used independent petroleum engineering specialists to audit approximately 80 percent of the Corporation’s proved reserves at December 31, 2019 as prepared by the Corporation’s internal engineering staff.

Auditing the Corporation’s DD&A expense calculation is complex because of our need to assess the reasonableness of management’s determination of the inputs described above used in estimating proved oil and gas reserves and to use the work of the internal engineering staff and independent petroleum engineering specialists.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the DD&A expense calculation.  This included controls over the completeness and accuracy of the financial data used in estimating proved oil and gas reserves.

Our testing of the Corporation’s DD&A expense calculation included, among other procedures, evaluating the professional qualifications and objectivity of the Corporation’s internal petroleum engineering specialist responsible for overseeing the preparation of the Corporation’s reserve estimates and of the independent petroleum engineering specialist used to audit the estimates.  In addition, we tested the completeness and accuracy of the financial data used in the estimation of proved oil and gas reserves by agreeing significant inputs to source documentation, where available, on a sample basis and assessing the inputs for reasonableness based on review of corroborative evidence and consideration of any contrary evidence. For proved undeveloped reserves, we evaluated management’s development plans for compliance with the SEC rule that undrilled locations are scheduled to be drilled within five years, unless specific circumstances justify a longer time, by assessing consistency of the development projection with the Corporation’s drill plan and the availability of capital relative to the drill plan.  Additionally, we performed analytic and lookback procedures on inputs into the oil and gas reserve estimate as well as on the outputs.  Finally, we tested the mathematical accuracy of the DD&A expense calculations, including comparing the proved oil and gas reserves to the Corporation’s reserve report.

Assessment of realizability of deferred tax assets
Description of the Matter

At December 31, 2019, the Corporation had $1,028 million of total deferred tax assets, net of valuation allowances, related to deductible temporary differences and net operating loss carryforwards in multiple jurisdictions.  As described in Note 1 to the financial statements, the Corporation records a valuation allowance against its deferred tax assets if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  Valuation allowances on deferred tax assets totaled $4,734 million as of December 31, 2019.

Auditing management’s assessment of the realizability of deferred tax assets was subjective because management’s estimate was judgmental and involved assessing the weight of positive and negative evidence, often based on significant assumptions that may be affected by future market or economic conditions.  This included, among other things, evaluation of the history of operating income or losses, the reversal of existing taxable temporary differences and forecasts of future taxable income (exclusive of reversing temporary differences and carryforwards).

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Corporation’s controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including, where applicable, controls over projections of future taxable income. We also tested management’s controls over the completeness and accuracy of the data used in the estimates.

Our audit procedures included, among others, evaluating management’s weighting of positive and negative evidence in determining whether a valuation allowance was required as well as testing the material assumptions used by the Corporation to develop estimates of future taxable income, where applicable, by jurisdiction.  We tested the underlying data used in the Corporation’s projections, by comparing key inputs used to develop future taxable income with historical information as well as evaluating management’s consideration of current industry conditions and economic trends incorporated in such projections.

/s/ Ernst & Young LLP

We have served as the Corporation’s auditor since 1971

New York, New York

February 20, 2020

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2019	2018
	(In millions,
	except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$1,545	$2,694
Accounts receivable:
From contracts with customers	940	771
Joint venture and other	230	230
Inventories	261	245
Other current assets	180	519
Total current assets	3,156	4,459
Property, plant and equipment:
Total — at cost	35,820	33,222
Less: Reserves for depreciation, depletion, amortization and lease impairment	19,006	17,139
Property, plant and equipment — net	16,814	16,083
Operating lease right-of-use assets — net	447	—
Finance lease right-of-use assets — net	299	—
Goodwill	360	360
Deferred income taxes	80	21
Other assets	626	510
Total Assets	$21,782	$21,433
Liabilities
Current Liabilities:
Accounts payable	$411	$495
Accrued liabilities	1,803	1,560
Taxes payable	97	81
Current maturities of long-term debt	—	67
Current portion of operating and finance lease obligations	199	—
Total current liabilities	2,510	2,203
Long-term debt	7,142	6,605
Long-term operating lease obligations	353	—
Long-term finance lease obligations	238	—
Deferred income taxes	415	421
Asset retirement obligations	897	741
Other liabilities and deferred credits	521	575
Total Liabilities	12,076	10,545
Equity
Hess Corporation stockholders’ equity:
Preferred stock, par value $1.00; Authorized — 20,000,000 shares:
Series A 8% Cumulative Mandatory Convertible; $1,000 per share liquidation preference; Issued — zero shares (2018: 574,997)	—	1
Common stock, par value $1.00; Authorized — 600,000,000 shares:
Issued — 304,955,472 shares (2018: 291,434,534)	305	291
Capital in excess of par value	5,591	5,386
Retained earnings	3,535	4,257
Accumulated other comprehensive income (loss)	(699)	(306)
Total Hess Corporation stockholders’ equity	8,732	9,629
Noncontrolling interests	974	1,259
Total equity	9,706	10,888
Total Liabilities and Equity	$21,782	$21,433

The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.

See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	Years Ended December 31,
	2019	2018	2017
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$6,495	$6,323	$5,466
Gains (losses) on asset sales, net	22	32	(86)
Other, net	(7)	111	11
Total revenues and non-operating income	6,510	6,466	5,391

Costs and Expenses
Marketing, including purchased oil and gas	1,736	1,771	1,267
Operating costs and expenses	1,237	1,134	1,443
Production and severance taxes	184	171	119
Exploration expenses, including dry holes and lease impairment	233	362	507
General and administrative expenses	397	473	422
Interest expense	380	399	325
Loss on debt extinguishment	—	53	—
Depreciation, depletion and amortization	2,122	1,883	2,883
Impairment	—	—	4,203
Total costs and expenses	6,289	6,246	11,169
Income (Loss) Before Income Taxes	221	220	(5,778)
Provision (benefit) for income taxes	461	335	(1,837)
Net Income (Loss)	(240)	(115)	(3,941)
Less: Net income (loss) attributable to noncontrolling interests	168	167	133
Net Income (Loss) Attributable to Hess Corporation	(408)	(282)	(4,074)
Less: Preferred stock dividends	4	46	46
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$(412)	$(328)	$(4,120)

Net Income (Loss) Attributable to Hess Corporation Per Common Share
Basic	$(1.37)	$(1.10)	$(13.12)
Diluted	$(1.37)	$(1.10)	$(13.12)
Weighted Average Number of Common Shares Outstanding (Diluted)	301.2	298.2	314.1
Common Stock Dividends Per Share	$1.00	$1.00	$1.00

See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(In millions)

Net Income (Loss)	$(240)	$(115)	$(3,941)

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(1)	173	18
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—
Net effect of hedge (gains) losses reclassified to income	(1)	173	18
Change in fair value of cash flow hedges	(462)	330	(156)
Income taxes on change in fair value of cash flow hedges	86	(86)	—
Net change in fair value of cash flow hedges	(376)	244	(156)
Change in derivatives designated as cash flow hedges, after taxes	(377)	417	(138)

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(160)	29	35
Income taxes on actuarial changes in plan liabilities	—	(6)	—
(Increase) reduction in unrecognized actuarial losses, net	(160)	23	35
Amortization of net actuarial losses	144	41	77
Income taxes on amortization of net actuarial losses	—	—	—
Net effect of amortization of net actuarial losses	144	41	77
Change in pension and other postretirement plans, after taxes	(16)	64	112

Foreign currency translation adjustment
Foreign currency translation adjustment	—	—	144
Asset disposition	—	—	900
Change in foreign currency translation adjustment	—	—	1,044

Other Comprehensive Income (Loss)	(393)	481	1,018

Comprehensive Income (Loss)	(633)	366	(2,923)
Less: Comprehensive income (loss) attributable to noncontrolling interests	168	167	133
Comprehensive Income (Loss) Attributable to Hess Corporation	$(801)	$199	$(3,056)
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(240)	$(115)	$(3,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) losses on asset sales, net	(22)	(32)	86
Depreciation, depletion and amortization	2,122	1,883	2,883
Impairment	—	—	4,203
Exploratory dry hole costs	49	165	268
Exploration lease and other impairment	17	37	44
Pension settlement loss	93	4	19
Stock compensation expense	85	72	86
Noncash (gains) losses on commodity derivatives, net	116	182	97
Provision (benefit) for deferred income taxes and other tax accruals	17	(120)	(2,001)
Loss on debt extinguishment	—	53	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(383)	(138)	(340)
(Increase) decrease in inventories	(16)	(12)	(64)
Increase (decrease) in accounts payable and accrued liabilities	4	88	(44)
Increase (decrease) in taxes payable	16	(2)	(34)
Changes in other operating assets and liabilities	(216)	(126)	(317)
Net cash provided by (used in) operating activities	1,642	1,939	945

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(2,433)	(1,854)	(1,788)
Additions to property, plant and equipment - Midstream	(396)	(243)	(149)
Payments for Midstream equity investments	(33)	(67)	—
Proceeds from asset sales, net of cash sold	22	607	3,296
Other, net	(3)	(9)	(1)
Net cash provided by (used in) investing activities	(2,843)	(1,566)	1,358

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	32	—	(153)
Debt with maturities of greater than 90 days:
Borrowings	760	—	800
Repayments	(8)	(633)	(459)
Payments on finance lease obligations	(49)	—	—
Proceeds from issuance of Hess Midstream Partnership LP units	—	—	366
Common stock acquired and retired	(25)	(1,365)	(110)
Cash dividends paid	(316)	(345)	(363)
Noncontrolling interests, net	(353)	(211)	(243)
Other, net	11	28	(26)
Net cash provided by (used in) financing activities	52	(2,526)	(188)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,149)	(2,153)	2,115
Cash and Cash Equivalents at Beginning of Year	2,694	4,847	2,732
Cash and Cash Equivalents at End of Year	$1,545	$2,694	$4,847

See accompanying Notes to Consolidated Financial Statements.

 HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance at December 31, 2016	$1	$317	$5,773	$10,147	$(1,704)	$14,534	$1,057	$15,591
Cumulative effect of adoption of new accounting standards	—	—	2	(39)	—	(37)	—	(37)
Net income (loss)	—	—	—	(4,074)	—	(4,074)	133	(3,941)
Other comprehensive income (loss)	—	—	—	—	1,018	1,018	—	1,018
Share-based compensation	—	1	92	—	—	93	—	93
Dividends on preferred stock	—	—	—	(46)	—	(46)	—	(46)
Dividends on common stock	—	—	—	(317)	—	(317)	—	(317)
Common stock acquired and retired	—	(3)	(43)	(74)	—	(120)	—	(120)
Hess Midstream Partners LP units issuance	—	—	—	—	—	—	356	356
Noncontrolling interests, net	—	—	—	—	—	—	(243)	(243)
Balance at December 31, 2017	$1	$315	$5,824	$5,597	$(686)	$11,051	$1,303	$12,354
Cumulative effect of adoption of new accounting standards	—	—	—	101	(101)	—	—	—
Net income (loss)	—	—	—	(282)	—	(282)	167	(115)
Other comprehensive income (loss)	—	—	—	—	481	481	—	481
Share-based compensation	—	1	103	—	—	104	—	104
Dividends on preferred stock	—	—	—	(46)	—	(46)	—	(46)
Dividends on common stock	—	—	—	(299)	—	(299)	—	(299)
Common stock acquired and retired	—	(25)	(541)	(814)	—	(1,380)	—	(1,380)
Noncontrolling interests, net	—	—	—	—	—	—	(211)	(211)
Balance at December 31, 2018	$1	$291	$5,386	$4,257	$(306)	$9,629	$1,259	$10,888
Net income (loss)	—	—	—	(408)	—	(408)	168	(240)
Other comprehensive income (loss)	—	—	—	—	(393)	(393)	—	(393)
Preferred stock conversion	(1)	12	(11)	—	—	—	—	—
Share-based compensation	—	2	123	—	—	125	—	125
Dividends on preferred stock	—	—	—	(4)	—	(4)	—	(4)
Dividends on common stock	—	—	—	(310)	—	(310)	—	(310)
Conversion of Midstream structure	—	—	15	—	—	15	(22)	(7)
Sale of water business to Hess Infrastructure Partners	—	—	78	—	—	78	(78)	—
Noncontrolling interests, net	—	—	—	—	—	—	(353)	(353)
Balance at December 31, 2019	$—	$305	$5,591	$3,535	$(699)	$8,732	$974	$9,706

See accompanying Notes to Consolidated Financial Statements.

1.  Nature of Operations, Basis of Presentation and Summary of Accounting Policies

Unless the context indicates otherwise, references to “Hess”, “the Corporation”, “Registrant”, “we”, “us” and “our” refer to the consolidated business operations of Hess Corporation and its affiliates.

Nature of Business:  Hess Corporation, incorporated in the State of Delaware in 1920, is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, NGL, and natural gas with production operations and development activities located primarily in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), Malaysia and Denmark.  We conduct exploration activities primarily offshore Guyana, the U.S. Gulf of Mexico, and offshore Suriname and Canada.

Our Midstream operating segment, which is comprised of Hess Corporation’s 47% consolidated ownership interest in Hess Midstream LP at December 31, 2019 (see Note 6, Hess Midstream) provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.

Basis of Presentation and Principles of Consolidation: The consolidated financial statements include the accounts of Hess Corporation and entities in which we own more than a 50% voting interest.  Commencing December 16, 2019, we consolidate Hess Midstream LP, a variable interest entity that acquired Hess Infrastructure Partners LP (HIP), based on our conclusion that we have the power through Hess Corporation’s 47% consolidated ownership interest in Hess Midstream LP to direct those activities that most significantly impact the economic performance of Hess Midstream LP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to Hess Midstream LP.  Prior to December 16, 2019, we consolidated HIP, also a variable interest entity based on the conclusion we had the power to direct the activities that most significantly impact the economic performance of HIP.  Our undivided interests in unincorporated oil and gas E&P ventures are proportionately consolidated.  Investments in affiliated companies, 20% to 50% owned and where we have the ability to influence the operating or financial decisions of the affiliate, are accounted for using the equity method.

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

In 2019, we adopted Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This ASU makes certain targeted improvements to the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, including removal of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items, such as other comprehensive income.  The amendments also improve consistent application of and simplify U.S. generally accepted accounting principles (GAAP) for other areas of Topic 740 by clarifying and amending existing guidance.  This ASU is effective for us beginning in the first quarter of 2021, with early adoption permitted.  We elected to adopt this ASU effective October 1, 2019, and the adoption had no impact on our Consolidated Financial Statements.

Estimates and Assumptions:  In preparing financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the Consolidated Balance Sheet and revenues and expenses in our Statement of Consolidated Income.  Actual results could differ from those estimates.  Estimates made by management include oil and gas reserves, asset and other valuations, depreciable lives, pension liabilities, legal and environmental obligations, asset retirement obligations and income taxes.

Revenue Recognition:

Exploration and Production

The E&P segment recognizes revenue from the sale of crude oil, NGL, and natural gas as performance obligations under contracts with customers are satisfied.  Our responsibilities to deliver each unit of quantity of crude oil, NGL, and natural gas under these contracts represent separate, distinct performance obligations.  These performance obligations are satisfied at the point in time control of each unit of quantity transfers to the customer.  Generally, the control of each unit of quantity transfers to the customer upon the transfer of legal title at the point of physical delivery.  Pricing is variable and is determined with reference to a particular market or pricing index, plus or minus adjustments reflecting quality or location differentials.

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

Certain crude oil, NGL, and natural gas volumes are purchased by Hess from third parties, including working interest partners and royalty owners in certain Hess-operated properties, before they are sold to customers.  Where control over the crude oil, NGL, or natural gas transfers to Hess before the volumes are transferred to the customer, revenue and the associated cost of purchased volumes are presented on a gross basis in the Statement of Consolidated Income within Sales and other operating revenues and Marketing, including purchased oil and gas, respectively.  Where control of crude oil, NGL, or natural gas is not transferred to Hess, revenue is presented net of the associated cost of purchased volumes within Sales and other operating revenues in the Statement of Consolidated Income.

Contract types:

The following is a summary of contract types for our E&P segment:

Crude oil, NGL, and natural gas – United States (U.S.):  Contracts with customers for the sale of U.S. crude oil, NGL, and natural gas primarily include those contracts that involve the short-term sale of volumes during a specified period, and those contracts that automatically renew on a periodic basis until either party cancels.  We have certain long-term contracts with customers for the sale of U.S. natural gas and NGL that have remaining durations ranging from one to twelve years.  Contracts may specify a fixed volume for delivery subject to tolerance thresholds or may specify a percentage of production to be delivered from a particular location.  Pricing is determined with reference to a particular market or pricing index, plus or minus adjustments reflecting quality or location differentials.

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

Revenue from sale of third-party purchased volumes:  Crude oil, NGL, and natural gas are purchased by Hess from third parties, including working interest partners and royalty owners in certain Hess-operated properties, before they are sold to customers.  The types of contracts with customers for the sale of third-party purchased volumes are the same as those described above.

Contract Balances:

Our right to receive or collect payment from the customer is aligned with the timing of revenue recognition except in situations when we receive shortfall payments under contracts with take-or-pay provisions with customer make-up rights.  At December 31, 2019 and 2018, there were no contract assets or contract liabilities.

Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, NGL, or natural gas.  We did not recognize any credit losses on receivables with customers during 2019 nor 2018.

Transaction Price Allocated to Remaining Performance Obligations:

The transaction price allocated to our wholly unsatisfied performance obligations on uncompleted contracts is variable.  Further, many of our contracts with customers have durations of less than twelve months.  Accordingly, we have elected under the provisions of ASC 606 the exemption from disclosure of revenue recognizable in future periods as these performance obligations are satisfied.

Sales-based Taxes:

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

The Midstream segment’s responsibilities to provide each of the above services for each year under each of the commercial agreements are considered separate, distinct performance obligations.  Revenue is recognized for each performance obligation under these commercial agreements over-time as services are rendered using the output method, measured using the amount of volumes serviced during the period.  The Midstream segment has elected the practical expedient under the provisions of ASC 606, Revenue from Contracts with Customers to recognize revenue in the amount it is entitled to invoice.  If the commercial agreements have ship-or-pay provisions, the Midstream segment’s responsibility to stand-ready to service a minimum volume over each quarterly commitment period represent separate, distinct performance obligations.  Shortfall payments received under ship-or-pay provisions are recognized as revenue in the calendar quarter the shortfall occurs as the customer does not have make-up rights beyond the calendar quarter end of the quarterly commitment period.  All revenues, receivables, and contract balances arising from the commercial agreements between the Midstream segment and the Hess marketing subsidiary that is the counterparty to the commercial agreements are eliminated upon consolidation.

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

Impairment of Goodwill:  Goodwill is tested for impairment annually on October 1st or when events or circumstances indicate that the carrying amount of the goodwill may not be recoverable.  To determine whether an indicator of impairment exists, the fair value of a reporting unit is compared with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit exceeds its fair value, an impairment charge would be recorded for the excess of the carrying value over fair value, limited by the amount of goodwill allocated to the reporting unit.  At December 31, 2019, goodwill of $360 million relates to the Midstream operating segment.

Cash and Cash Equivalents:  Cash and cash equivalents primarily comprises cash on hand and on deposit, as well as highly liquid investments that are readily convertible into cash and have maturities of three months or less when acquired.

Inventories:  Unsold crude oil and NGL are valued at the lower of cost or net realizable value.  Cost is determined based on the average cost of production.  Materials and supplies are valued at cost.  Obsolete or surplus materials identified during periodic reviews are valued at the lower of cost or estimated net realizable value.

Income Taxes:  Deferred income taxes are determined using the liability method.  We have net operating loss carryforwards or credit carryforwards in multiple jurisdictions and have recorded deferred tax assets for those losses and credits.  Additionally, we have deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities.  Regular assessments are made as to the likelihood of those deferred tax assets being realized.  If, when tested under the relevant accounting standards, it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to be realized.  The accounting standards require the evaluation of all available positive and negative evidence giving weight based on the evidence’s relative objectivity.  In evaluating potential sources of positive evidence, we consider the reversal of taxable temporary differences, taxable income in carryback and carryforward periods, the availability of tax planning strategies, the existence of appreciated assets, estimates of future taxable income, and other factors.  In evaluating potential sources of negative evidence, we consider a cumulative loss in recent years, any history of operating losses or tax credit carryforwards expiring unused, losses expected in early future years, unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years, and any carryback or carryforward period so brief that a significant deductible temporary difference expected to reverse in a single year would limit realization of tax benefits.  We assign cumulative historical losses significant weight in the evaluation of realizability relative to more subjective evidence such as forecasts of future income.  In addition, we recognize the financial statement effect of a tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination.  We are no longer indefinitely reinvested with respect to the book in excess of tax basis in the investment in our foreign subsidiaries.  Because of U.S. tax reform we expect that the future reversal of such temporary differences will occur free of material taxation.  We classify interest and penalties associated with uncertain tax positions as income tax expense.  We account for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.  We utilize the aggregate approach for releasing disproportionate income tax effects from Accumulated other comprehensive income (loss).

Asset Retirement Obligations:  We have material legal obligations to remove and dismantle long‑lived assets and to restore land or the seabed at certain E&P locations.  We initially recognize a liability for the fair value of legally required asset retirement obligations in the period in which the retirement obligations are incurred and capitalize the associated asset retirement costs as part of the carrying amount of the long‑lived assets.  In subsequent periods, the liability is accreted, and the asset is depreciated over the useful life of the related asset.  Fair value is determined by applying a credit adjusted risk-free rate to the undiscounted expected future abandonment expenditures, which represent Level 3 inputs in the fair value hierarchy.  Changes in estimates prior to settlement result in adjustments to both the liability and related asset values, unless the field has ceased production, in which case changes are recognized in the Statement of Consolidated Income.

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

Fair value measurements based on Level 2 inputs:  Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2.  Measurements based on Level 2 inputs include over-the-counter derivative instruments that are priced on an exchange-traded curve but have contractual terms that are not identical to exchange-traded contracts.

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

Share-based Compensation:  We account for share-based compensation under the fair value method of accounting.  The fair value of all share‑based compensation is recognized over the service period for the entire award, whether the award was granted with ratable or cliff vesting, net of actual forfeitures.  We estimate fair value at the date of grant using a Black‑Scholes valuation model for employee stock options and a Monte Carlo simulation model for performance share units (PSUs).  Fair value of restricted stock is based on the market value of the underlying shares at the date of grant.

Foreign Currency Translation:  The U.S. Dollar is the functional currency (primary currency in which business is conducted) for our foreign operations.  Adjustments resulting from remeasuring monetary assets and liabilities that are denominated in a currency other than the functional currency are recorded in Other, net in the Statement of Consolidated Income.  For our former operations in Norway that did not use the U.S. Dollar as the functional currency, adjustments resulting from translating foreign currency assets and liabilities into U.S. Dollars were recorded in a separate component of equity titled Accumulated other comprehensive income (loss) prior to the disposition.  See Note 3, Dispositions.

Maintenance and Repairs:  Maintenance and repairs are expensed as incurred.  Capital improvements are recorded as additions in Property, plant and equipment.

Environmental Expenditures:  We accrue and expense the undiscounted environmental costs necessary to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable.  At year‑end 2019, our reserve for estimated remediation liabilities was approximately $70 million.  Environmental expenditures that increase the life or efficiency of property or reduce or prevent future adverse impacts to the environment are capitalized.

New Accounting Pronouncements:  In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses.  This ASU makes changes to the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments.  The standard requires the use of a forward-looking "expected loss" model compared with the current "incurred loss" model.  We will adopt this ASU in the first quarter of 2020 when the standard becomes effective and it is not expected to have a material impact on our consolidated financial statements.

2.  Revenue

Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Europe	Africa	Asia	E&P Total
2019
Sales of our net production volumes:
Crude oil revenue	$2,981	$130	$436	$113	$3,660	$—	$—	$3,660
Natural gas liquids revenue	229	—	—	—	229	—	—	229
Natural gas revenue	150	9	24	646	829	—	—	829
Sales of purchased oil and gas	1,644	—	91	3	1,738	—	—	1,738
Intercompany revenue	—	—	—	—	—	848	(848)	—
Total revenues from contracts with customers	5,004	139	551	762	6,456	848	(848)	6,456
Other operating revenues (a)	39	—	—	—	39	—	—	39
Total sales and other operating revenues	$5,043	$139	$551	$762	$6,495	$848	$(848)	$6,495

	Exploration and Production					Midstream	Eliminations	Total
	United States	Europe	Africa	Asia	E&P Total
2018
Sales of our net production volumes:
Crude oil revenue	$2,832	$153	$434	$104	$3,523	$—	$—	$3,523
Natural gas liquids revenue	308	—	—	—	308	—	—	308
Natural gas revenue	176	11	21	651	859	—	—	859
Sales of purchased oil and gas	1,661	—	93	14	1,768	—	—	1,768
Intercompany revenue	—	—	—	—	—	713	(713)	—
Total revenues from contracts with customers	4,977	164	548	769	6,458	713	(713)	6,458
Other operating revenues (a)	(135)	—	—	—	(135)	—	—	(135)
Total sales and other operating revenues	$4,842	$164	$548	$769	$6,323	$713	$(713)	$6,323
(a)	Includes gains (losses) on commodity derivatives.

3.  Dispositions

2019:  We completed the sale of our remaining acreage in the Utica shale play in eastern Ohio for proceeds of $22 million, after normal closing adjustments, and recognized a pre-tax gain of $22 million ($22 million after income taxes).

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

2017:  We completed the sale of our enhanced oil recovery assets in the Permian Basin in August for proceeds of $597 million, after normal closing adjustments, and recognized a pre-tax gain of $273 million ($280 million attributable to Hess Corporation after income taxes and noncontrolling interests).  This sale transaction included both upstream and midstream assets resulting in an after-tax gain of $314 million allocated to the E&P segment, and an after-tax loss of $34 million allocated to the Midstream segment.  In November, we completed the sale of our interests in Equatorial Guinea for proceeds of $449 million, after normal closing adjustments, which resulted in a pre-tax gain of $486 million ($486 million after income taxes).  In December, we completed the sale of our interests in the Valhall and Hod assets, offshore Norway for proceeds of $2,056 million, after normal closing adjustments, which resulted in a pre-tax loss of $857 million ($857 million after income taxes).  This loss included the recognition of cumulative translation adjustments totaling $900 million in earnings that were previously reflected within Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity.  We also sold certain U.S. onshore assets for proceeds totaling approximately $194 million and recognized net pre-tax gains totaling $12 million ($12 million after income taxes).

Pre-tax income (loss) associated with our interests in Equatorial Guinea and Norway, excluding the financial statement impacts resulting from the asset sales in 2017, were as follows for the three years ended December 31:

	2019	2018	2017
	(In millions)
Equatorial Guinea (a)	$—	$—	$69
Norway (b)	—	—	(55)
Income (Loss) from Continuing Operations Before Income Taxes	$—	$—	$14
(a)	Pre-tax income for 2017 excludes the gain of $486 million related to sale of our assets in November 2017.
(b)

Pre-tax loss for 2017 excludes the loss of $857 million related to sale of our assets in December 2017.  In addition, the 2017 loss excludes a pre-tax impairment charge of $2,503 million associated with the disposition.

4.  Inventories

Inventories at December 31 were as follows:

	2019	2018
	(In millions)
Crude oil and natural gas liquids	$92	$74
Materials and supplies	169	171
Total Inventories	$261	$245

5.  Property, Plant and Equipment

Property, plant and equipment at December 31 were as follows:

	2019	2018
	(In millions)
Exploration and Production
Unproved properties	$168	$394
Proved properties	3,304	3,124
Wells, equipment and related facilities	28,404	26,173
	31,876	29,691
Midstream	3,904	3,492
Corporate and Other	40	39
Total — at cost	35,820	33,222
Less: Reserves for depreciation, depletion, amortization and lease impairment	19,006	17,139
Property, Plant and Equipment — Net	$16,814	$16,083

Capitalized Exploratory Well Costs:  The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31, and the changes therein during the respective years:

	2019	2018	2017
	(In millions)
Balance at January 1	$418	$304	$597
Additions to capitalized exploratory well costs pending the determination of proved reserves	224	128	116
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(58)	—	(165)
Capitalized exploratory well costs charged to expense	—	(14)	(268)
Dispositions and other	—	—	24
Balance at December 31	$584	$418	$304
Number of Wells at December 31	31	24	12

During the three years ended December 31, 2019, additions to capitalized exploratory well costs primarily related to drilling at the Stabroek Block, offshore Guyana.  Other drilling activity included the Esox prospect in the Gulf of Mexico during 2019 and the Bunga prospect in Malaysia during 2018.  Reclassifications to wells, facilities and equipment based on the determination of proved reserves in 2019 primarily related to the Stabroek Block, offshore Guyana, where the Liza Phase 2 development was sanctioned and the Esox discovery.  In 2017, the Liza Phase 1 development was sanctioned.

Capitalized exploratory well costs included in the table above that were charged to expense include the following:

2018:  In Canada, offshore Nova Scotia (Hess 50% participating interest), the operator, BP Canada, completed drilling of the Aspy exploration well, which did not encounter commercial quantities of hydrocarbons.  As a result, we expensed well costs totaling $120 million of which $106 million was incurred and expensed in 2018.

2017:  In Ghana, at the Hess operated offshore Deepwater Tano/Cape Three Points license (Hess 50% license interest), management determined in the fourth quarter of 2017 that we would not develop the previously discovered fields.  As a result, we recorded a charge of $268 million to write-off previously capitalized exploration wells.

The preceding table excludes well costs incurred and expensed during 2019 of $49 million (2018: $151 million; 2017: $0 million).

Exploratory well costs capitalized for greater than one year following completion of drilling were $400 million at December 31, 2019, separated by year of completion as follows (in millions):

2018	$157
2017	73
2016	—
2015	166
2014 and prior	4
$400

Guyana:  Approximately 50% of the capitalized well costs in excess of one year relates to ten successful exploration wells where hydrocarbons were encountered on the Stabroek Block, offshore Guyana.  The operator plans further appraisal drilling for certain fields and is conducting pre-development planning for additional phases of development beyond the two existing sanctioned phases of development.

Gulf of Mexico: Approximately 30% of the capitalized well costs in excess of one year relates to the appraisal of the northern portion of the Shenzi Field (Hess 28%) in the Gulf of Mexico, where hydrocarbons were encountered in the fourth quarter of 2015.  Following exploration and appraisal drilling activities completed by the operator in prior years on adjacent blocks to the north of our Shenzi blocks, the operator commenced acquiring 3D seismic in 2019 for use in ongoing appraisal and development planning of the northern portion of the Shenzi Field.

JDA:  Approximately 10% of the capitalized well costs in excess of one year relates to the JDA in the Gulf of Thailand (Hess 50%) where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18.  The operator has submitted a development plan concept to the regulator to facilitate ongoing commercial negotiations for an extension of the existing gas sales contract to include development of the western part of the Block.

Malaysia:  Approximately 10% of the capitalized well costs in excess of one year relates to North Malay Basin, offshore Peninsular Malaysia (Hess 50%), where hydrocarbons were encountered in five successful exploration wells.  We are continuing with pre-development planning for future phases of field development.

6.  Hess Midstream

Prior to December 16, 2019, the Midstream segment was primarily comprised of HIP, a 50/50 joint venture between Hess Corporation and Global Infrastructure Partners (GIP), formed to own, operate, develop and acquire a diverse set of midstream assets to provide fee-based services to Hess and third-party customers.  HIP was initially formed on May 21, 2015, with Hess selling 50% of HIP to GIP for approximately $2.6 billion on July 1, 2015.

On April 10, 2017, HIP completed an initial public offering (IPO) of 16,997,000 common units, representing 30.5% limited partnership interests in its subsidiary Hess Midstream Partners LP (Hess Midstream Partners), for net proceeds of approximately $365.5 million.  In connection with the IPO, HIP contributed a 20% controlling economic interest in each of Hess North Dakota Pipeline Operations LP, Hess TGP Operations LP, and Hess North Dakota Export Logistics Operations LP, and a 100% economic interest in Hess Mentor Storage Holdings LLC (collectively the “Contributed Businesses”).  In exchange for the contributed businesses, Hess and GIP each received common and subordinated units representing a direct 33.75% limited partner interest in Hess Midstream Partners and a 50% indirect ownership interest through HIP in Hess Midstream Partners’ general partner, which had a 2% economic interest in Hess Midstream Partners plus incentive distribution rights.

On March 1, 2019, HIP acquired Hess’s existing Bakken water services business for $225 million in cash.  As a result of this transaction between entities under common control, we recorded an after-tax gain of $78 million in additional paid-in capital with an offsetting reduction to noncontrolling interest to reflect the adjustment to GIP’s noncontrolling interest in HIP.  On March 22, 2019, HIP and Hess Midstream Partners acquired crude oil and gas gathering assets, and HIP acquired water gathering assets of Summit Midstream Partners LP’s Tioga Gathering System for aggregate cash consideration of approximately $90 million, with the potential for an additional $10 million of contingent payments in future periods subject to certain future performance metrics.  On January 25, 2018, Hess Midstream Partners entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day gas processing plant called Little Missouri 4.  The plant, which is operated by Targa, was placed into service in the third quarter of 2019.

On December 16, 2019, Hess Midstream Partners acquired HIP, including HIP’s 80% interest in Hess Midstream Partners’ oil and gas midstream assets, HIP’s water services business and the outstanding economic general partner interest and incentive distribution rights in Hess Midstream Partners LP.  In addition, Hess Midstream Partners’ organizational structure converted from a master limited partnership into an “Up-C” structure in which Hess Midstream Partners’ public unitholders received newly issued Class A shares in a new public entity  named Hess Midstream LP (Hess Midstream), which is taxed as a corporation for U.S. Federal and State income tax purposes.  Hess Midstream Partners changed its name to “Hess Midstream Operations LP” (HESM Opco) and became a consolidated subsidiary of Hess Midstream, the new publicly listed entity.  As consideration for the acquisition, we received a cash payment of $301 million and approximately 115 million newly issued HESM Opco Class B units.  After giving effect to the acquisition and related transactions, public shareholders of Class A shares in Hess Midstream own 6% of the consolidated entity on an as-exchanged basis and Hess and GIP each own 47% of the consolidated entity on an as-exchanged basis, primarily through the sponsors’ ownership of Class B units in HESM Opco that are exchangeable into Class A shares of Hess Midstream on a one-for-one basis, or referred to as “Hess Corporation’s 47% consolidated ownership in Hess Midstream LP”.

At December 31, 2019, Hess Midstream liabilities totaling $1,941 million are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream included Cash and cash equivalents totaling $3 million and Property, plant and equipment, net totaling $3,010 million.  At December 31, 2018, HIP liabilities totaling $1,105 million were on a nonrecourse basis to Hess Corporation, while HIP assets available to settle the obligations of HIP included Cash and cash equivalents totaling $109 million and Property, plant and equipment, net totaling $2,664 million.

7.  Leases

We determine if an arrangement is a lease at inception by evaluating whether the contract conveys the right to control an identified asset during the period of use.  ROU assets represent our right to use an identified asset for the lease term and lease obligations represent our obligation to make payments as set forth in the lease arrangement.  ROU assets and lease liabilities are recognized in the Consolidated Balance Sheet as operating leases or finance leases at the commencement date based on the present value of the minimum lease payments over the lease term.  Where the implicit discount rate in a lease is not readily determinable, we use our incremental borrowing rate based on information available at the commencement date for determining the present value of the minimum lease payments.  The lease term used in measurement of our lease obligations includes options to extend or terminate the lease when, in our judgment, it is reasonably certain that we will exercise that option.  Variable lease payments that depend on an index or a rate are included in the measurement of lease obligations using the index or rate at the commencement date.  Variable lease payments that vary because of changes in facts or circumstances after the commencement date of the lease are not included in the minimum lease payments used to measure lease obligations.  We have agreements that include financial obligations for lease and nonlease components.  For purposes of measuring lease obligations, we have elected not to separate nonlease components from lease components for the following classes of assets:  drilling rigs, office space, offshore vessels, and aircraft.  We apply a portfolio approach to account for operating lease ROU assets and liabilities for certain vehicles, railcars, field equipment and office equipment leases.

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

Operating and finance leases presented on the Consolidated Balance Sheet at December 31, 2019 were as follows:

	Operating Leases	Finance Leases
	(In millions)
Right-of-use assets — net (a)	$447	$299
Lease obligations:
Current	$182	$17
Long-term	353	238
Total lease obligations	$535	$255
(a)	Finance lease ROU assets have a cost of $381 million and accumulated amortization of $82 million.

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

The nature of our leasing arrangements at December 31, 2019 was as follows:

Operating leases:  In the normal course of business, we primarily lease drilling rigs, equipment, logistical assets (offshore vessels, aircraft, and shorebases), and office space.

Finance leases:  In 2018, as detailed in Note 8, Debt, we entered into a sale and lease-back arrangement for a floating storage and offloading vessel (FSO) to handle produced condensate at North Malay Basin, offshore Peninsular Malaysia (Hess operated – 50%).  The remaining lease term utilized in the lease obligation is 13.8 years.

Maturities of lease obligations at December 31, 2019 were as follows:

	Operating Leases	Finance Leases
	(In millions)
2020	$200	$36
2021	72	36
2022	65	36
2023	64	36
2024	65	36
Remaining years	133	212
Total lease payments	599	392
Less: Imputed interest	(64)	(137)
Total lease obligations	$535	$255

The following information relates to the Operating and Finance leases recorded at December 31, 2019:

	Operating Leases	Finance Leases
Weighted average remaining lease term	5.4 years	13.8 years
Range of remaining lease terms	0.1 - 16.1 years	13.8 years
Weighted average discount rate	4.3%	7.9%

The components of lease costs for the year ended December 31, 2019 were as follows (in millions):

Operating lease cost	$414
Finance lease cost:
Amortization of leased assets	43
Interest on lease obligations	21
Short-term lease cost (a)	164
Variable lease cost (b)	89
Sublease income (c)	(12)
Total lease cost (d)	$719
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

(c)	We sublease certain of our office space to third parties under our head lease.
(d)	Prior to the adoption of ASC 842, we incurred total rental expense of $154 million in 2018 (2017: $123 million) and income from subleases of $8 million (2017: $10 million).

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

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows:

	Operating Leases	Finance Leases
	(In millions)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows (a)	$419	$21
Financing cash flows (a)	—	55
Noncash transactions:
Leased assets recognized for new lease obligations incurred	14	—
(a)	Amounts represent gross lease payments before any recovery from partners.

8.  Debt

Total debt at December 31 consisted of the following:

	2019	2018
	(In millions)
Debt - Hess Corporation:
Fixed-rate public notes:
3.5% due 2024	$298	$298
4.3% due 2027	992	992
7.9% due 2029	463	463
7.3% due 2031	628	627
7.1% due 2033	537	537
6.0% due 2040	741	740
5.6% due 2041	1,235	1,234
5.8% due 2047	494	493
Total fixed-rate public notes	5,388	5,384
Capital lease obligations (a)	—	269
Financing obligations associated with floating production system (a)	—	40
Fair value adjustments - interest rate hedging	1	(2)
Total Debt - Hess Corporation	$5,389	$5,691

Debt - Midstream:
Fixed-rate notes: 5.6% due 2026 - Hess Midstream Operations LP	$787	$—
Fixed-rate notes: 5.1% due 2028 - Hess Midstream Operations LP	540	—
Fixed-rate notes: 5.6% due 2026 - HIP	—	787
Term loan A facility - Hess Midstream Operations LP	394	—
Term loan A facility - HIP	—	194
Revolving credit facility - Hess Midstream Operations LP	32	—
Total Debt - Midstream	$1,753	$981

Total Debt:
Current maturities of long-term debt	$—	$67
Long-term debt	7,142	6,605
Total Debt	$7,142	$6,672
(a)	Upon adoption of ASC 842, Leases on January 1, 2019, capital lease and financing obligations previously included in Debt were reclassified to Finance leases.

At December 31, 2019, the maturity profile of total debt was as follows:

	Total	Hess Corporation	Midstream
	(In millions)
2020	$—	$—	$—
2021	10	—	10
2022	20	—	20
2023	30	—	30
2024	672	300	372
Thereafter	6,488	5,138	1,350
Total Borrowings	7,220	5,438	1,782
Less: Deferred issuance costs	(78)	(49)	(29)
Total Debt (excluding interest)	$7,142	$5,389	$1,753

Debt – Hess Corporation:

Fixed-rate public notes:

At December 31, 2019, Hess Corporation’s fixed-rate public notes had a gross principal amount of $5,438 million (2018: $5,438 million) and a weighted average interest rate of 5.9% (2018: 5.9%).  Our long‑term debt agreements, including the revolving credit facility, contain financial covenants that restrict the amount of total borrowings and secured debt.  The most restrictive of these covenants allow us to borrow up to an additional $2,384 million of secured debt at December 31, 2019.  Capitalized interest was $38 million in 2019 (2018: $20 million; 2017: $86 million).

In 2018, we paid $553 million to redeem $350 million principal amount of 8.125% notes due 2019 and to purchase other notes with a carrying value of $150 million.  As a result, we recorded total losses on debt extinguishment of $53 million.  Concurrent with the redemption of the 2019 notes, we terminated interest rate swaps with a notional amount of $350 million.

Capital lease:

In 2018, we entered into a sale and lease-back arrangement for an FSO to handle produced condensate at North Malay Basin, offshore Peninsular Malaysia (Hess operated – 50%).  Pursuant to the sale agreement, we received total proceeds of approximately $260 million.  No gain or loss was recognized from the sale transaction.  The agreement is for 16 years with four consecutive twelve-month renewal options that may be exercised at our discretion.  At December 31, 2018, the carrying value of the capital lease asset was $264 million and the carrying value of the capital lease obligation was $269 million, of which $15 million was included in Current maturities of long-term debt and $254 million was included in Long-term debt on our Consolidated Balance Sheet.

Credit facility:

In 2019, the Corporation entered into a new $3.5 billion revolving credit facility with a maturity date of May 15, 2023, which replaced the Corporation’s previous revolving credit facility that was scheduled to mature on January 21, 2021.  The new facility can be used for borrowings and letters of credit.  Borrowings on the new facility will generally bear interest at 1.30% above LIBOR, though the interest rate is subject to adjustment if the Corporation’s credit rating changes.  The facility is subject to customary representations, warranties and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the credit agreement for the facility) of the Corporation and its consolidated subsidiaries to 65%, and customary events of default.  At December 31, 2019, Hess Corporation had no outstanding borrowings or letters of credit under this facility and was in compliance with this financial covenant.

Other outstanding letters of credit at December 31 were as follows:

	2019	2018
	(In millions)
Committed lines (a)	$54	$29
Uncommitted lines (a)	218	255
Total	$272	$284
(a)	At December 31, 2019, committed and uncommitted lines have expiration dates throughout 2020.

Debt - Midstream:

Senior unsecured notes:

In November 2017, HIP issued $800 million of 5.625% senior unsecured notes due in 2026.  In December 2019, in connection with the acquisition of HIP and corporate restructuring described in Note 6, Hess Midstream, HESM Opco assumed $800 million of outstanding HIP senior notes in a par-for-par exchange.  The senior notes are guaranteed by certain subsidiaries of HESM Opco.

In addition, in December 2019, HESM Opco issued $550 million of 5.125% senior unsecured notes due in 2028.  The notes are guaranteed by HESM Opco’s direct and indirect wholly owned material domestic subsidiaries.  Proceeds of the new notes were used to finance the acquisition of HIP and repay outstanding borrowings under HIP’s credit facilities.

Credit facilities:

Prior to the closing of the December 2019 transaction described in Note 6, Hess Midstream, HIP had a $600 million 5-year senior secured revolving credit facility and a $200 million senior secured Term Loan A facility, while Hess Midstream Partners LP had a $300 million 4-year senior secured syndicated revolving credit facility.  In connection with the acquisition of HIP, both HIP and Hess Midstream Partners LP retired their existing senior secured revolving credit facilities and HESM Opco entered into a new 5-year senior secured syndicated revolving credit facility in the amount of $1.0 billion.  HIP also retired its senior secured Term Loan A facility, which had borrowings of $190 million excluding deferred issuance costs, and HESM Opco entered into a fully drawn $400 million 5-year Term Loan A facility, receiving cash of $210 million at closing.  The new revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes.  Borrowings under the 5-year Term Loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA as defined in the credit facilities.  If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time.

The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter.  The credit facilities are secured by first-priority perfected liens on substantially all the presently owned and after-acquired assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions.  At December 31, 2019, borrowings of $32 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $400 million, excluding deferred issuance costs, were drawn under HESM Opco’s Term Loan A facility.  Borrowings under these credit facilities are non-recourse to Hess Corporation.

9.  Asset Retirement Obligations

The following table describes changes to our asset retirement obligations:

	2019	2018
	(In millions)
Balance at January 1	$857	$801
Liabilities incurred	72	68
Liabilities settled or disposed of	(75)	(46)
Accretion expense	40	37
Revisions of estimated liabilities	129	1
Foreign currency remeasurement	1	(4)
Balance at December 31	$1,024	$857

Total Asset Retirement Obligations at December 31:
Current portion of asset retirement obligations	$127	$116
Long-term asset retirement obligations	897	741
Total at December 31	$1,024	$857

The liabilities incurred in 2019 primarily relate to operations in Guyana, the U.S. and Malaysia, while liabilities incurred in 2018 primarily relate to operations in the U.S. and UK as well as acquired participating interests.  The liabilities settled or disposed of primarily reflect activity in the Gulf of Mexico and the Bakken in 2019, while activity in 2018 primarily relates to abandonment activity and an asset disposal onshore in the U.S.  The revisions of estimated liabilities in 2019 reflect an acceleration of planned abandonment activity in the Gulf of Mexico and changes in service and equipment rates.

The fair value of sinking fund deposits that are legally restricted for purposes of settling asset retirement obligations, which are reported in non-current Other assets in the Consolidated Balance Sheet, was $178 million at December 31, 2019 (2018: $148 million).

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

The following table summarizes the benefit obligations, the fair value of plan assets, and the funded status of our pension and postretirement medical plans:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2019	2018	2019	2018	2019	2018
	(In millions)
Change in Benefit Obligation
Balance at January 1,	$2,492	$2,765	$216	$249	$59	$87
Service cost	33	30	11	12	2	2
Interest cost	82	84	7	7	2	3
Actuarial (gains) loss (a)	401	(237)	22	(29)	19	(24)
Single premium annuity contract payment	(249)	—	—	—	—	—
Benefit payments (b)	(113)	(110)	(14)	(19)	(7)	(7)
Plan curtailments	—	(10)	—	(4)	—	(2)
Plan amendments	—	4	—	—	—	—
Foreign currency exchange rate changes	21	(34)	—	—	—	—
Balance at December 31, (c)	2,667	2,492	242	216	75	59
Change in Fair Value of Plan Assets
Balance at January 1,	$2,568	$2,732	$—	$—	$—	$—
Actual return on plan assets	462	(77)	—	—	—	—
Employer contributions	40	59	14	19	7	7
Single premium annuity contract payment	(249)	—	—	—	—	—
Benefit payments (b)	(113)	(110)	(14)	(19)	(7)	(7)
Foreign currency exchange rate changes	24	(36)	—	—	—	—
Balance at December 31,	2,732	2,568	—	—	—	—

Funded Status (Plan assets greater (less) than benefit obligations) at December 31,	$65	$76	$(242)	$(216)	$(75)	$(59)

Unrecognized Net Actuarial (Gains) Losses	$756	$778	$65	$47	$(12)	$(32)
(a)	Changes in discount rates resulted in actuarial losses of approximately $465 million in 2019 (2018: $235 million of actuarial gains from changes in discount rates).
(b)	Benefit payments include lump-sum settlement payments of approximately $27 million in 2019 (2018: $32 million).
(c)

At December 31, 2019, the accumulated benefit obligation for the funded and unfunded defined benefit pension plans was $2,580 million and $194 million, respectively (2018: $2,424 million and $171 million, respectively).

  Amounts recognized in the Consolidated Balance Sheet at December 31 consisted of the following:

	Funded		Unfunded		Postretirement
	Pension Plans		Pension Plan		Medical Plan
	2019	2018	2019	2018	2019	2018
	(In millions)
Noncurrent assets	$71	$76	$—	$—	$—	$—
Current liabilities	—	—	(32)	(30)	(8)	(9)
Noncurrent liabilities	(6)	—	(210)	(186)	(67)	(50)
Pension assets / (accrued benefit liability)	$65	$76	$(242)	$(216)	$(75)	$(59)

Accumulated other comprehensive loss, pre-tax (a)	$756	$778	$65	$47	$(12)	$(32)
(a)	The after‑tax deficit reflected in Accumulated other comprehensive income (loss) was $601 million at December 31, 2019 (2018: $581 million deficit).

The net periodic benefit cost for funded and unfunded pension plans, and the postretirement medical plan, is as follows:

	Pension Plans			Postretirement Medical Plan
	2019	2018	2017	2019	2018	2017
	(In millions)
Service cost	$44	$42	$49	$2	$2	$4
Interest cost	89	91	102	2	3	3
Expected return on plan assets	(180)	(194)	(168)	—	—	—
Amortization of unrecognized net actuarial losses (gains)	52	39	58	(1)	(2)	—
Settlement loss	93	4	19	—	—	—
Curtailment gain	—	—	—	—	(2)	—
Net Periodic Benefit Cost (a)	$98	$(18)	$60	$3	$1	$7
(a)

Net non-service pension costs are included in Other, net in the Statement of Consolidated Income.  In 2019, net non-service pension costs amounted to an expense of $55 million (2018: $61 million of income; 2017: $14 million of expense).

In 2019, the trust for the Hess Corporation Employees’ Pension Plan (the “Plan”) purchased a single premium annuity contract at a cost of approximately $250 million using assets of the Plan to settle and transfer certain of its obligations to a third party.  The settlement transaction resulted in a noncash charge of $88 million to recognize unamortized pension actuarial losses that is included in Other, net in the Statement of Consolidated Income.  In connection with this settlement transaction, as required under U.S. accounting standards, we remeasured the Plan, which resulted in a net increase in Plan liabilities of $239 million driven by a change in the weighted average discount rate used and an update to the fair value of Plan assets.

In 2020, we forecast pension service costs for our pension and postretirement medical plans to be approximately $55 million and net non-service pension costs of approximately $55 million of income, which is comprised of interest cost of approximately $75 million, amortization of unrecognized net actuarial losses of approximately $50 million, and estimated expected return on plan assets of approximately $180 million.

Assumptions:  The weighted average actuarial assumptions used to determine Benefit obligations at December 31 and Net periodic benefit cost for the three years ended December 31 for our funded and unfunded pension plans were as follows:

	2019	2018	2017
Benefit Obligations:
Discount rate	2.9%	3.9%	3.3%
Rate of compensation increase	3.8%	3.8%	4.5%

Net Periodic Benefit Cost:
Discount rate
Service cost	3.9%	3.9%	3.7%
Interest cost	3.4%	3.3%	3.7%
Expected return on plan assets	7.1%	7.2%	7.3%
Rate of compensation increase	3.8%	4.5%	4.6%

The actuarial assumptions used to determine Benefit obligations at December 31 for the postretirement medical plan were as follows:

	2019	2018	2017

Discount rate	2.8%	3.9%	3.2%
Initial health care trend rate	6.5%	6.9%	7.3%
Ultimate trend rate	4.5%	4.5%	4.5%
Year in which ultimate trend rate is reached	2038	2038	2038

The assumptions used to determine net periodic benefit cost for each year were established at the end of each previous year while the assumptions used to determine benefit obligations were established at each year‑end.  The net periodic benefit cost and the actuarial present value of benefit obligations are based on actuarial assumptions that are reviewed on an annual basis.  The discount rate is developed based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations.  Beginning in 2018, we elected to use a split discount rate approach for all of our retirement plans.  This involves the continued use of a single weighted-average discount rate in the calculation of the projected benefit obligation, and separate discount rates for each projected benefit payment in the calculation of service cost and interest cost.  In contrast, historically, a single weighted-average discount rate was used in both the calculation of the projected benefit obligation, and service cost and interest cost.

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

Our investment strategy is to maximize long‑term returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes.  Asset classes and target allocations are determined by our investment committee and include domestic and foreign equities, fixed income, and other investments, including hedge funds, real estate and private equity.  Investment managers are prohibited from investing in securities issued by us unless indirectly held as part of an index strategy.  The majority of plan assets are highly liquid, providing ample liquidity for benefit payment requirements.  The current target allocations for plan assets are 45% equity securities, 35% fixed income securities (including cash and short‑term investment funds) and 20% to all other types of investments.  Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.

Fair value:  The following tables provide the fair value of the financial assets of the funded pension plans at December 31, 2019 and 2018 in accordance with the fair value measurement hierarchy described in Note 1, Nature of Operations, Basis of Presentation and Summary of Accounting Policies.
	Level 1	Level 2	Level 3	Net Asset Value (d)	Total
	(In millions)
December 31, 2019
Cash and Short-Term Investment Funds	$57	$—	$—	$—	$57
Equities:
U.S. equities (domestic)	638	—	—	—	638
International equities (non-U.S.)	80	37	—	302	419
Global equities (domestic and non-U.S.)	—	8	—	196	204
Fixed Income:
Treasury and government issued (a)	—	210	—	—	210
Government related (b)	—	162	—	56	218
Mortgage-backed securities (c)	—	141	—	30	171
Corporate	—	293	—	82	375
Other:
Hedge funds	—	—	—	65	65
Private equity funds	—	—	—	191	191
Real estate funds	27	—	—	157	184
Total investments	$802	$851	$—	$1,079	$2,732

December 31, 2018
Cash and Short-Term Investment Funds	$3	$47	$—	$—	$50
Equities:
U.S. equities (domestic)	654	—	—	—	654
International equities (non-U.S.)	92	29	—	288	409
Global equities (domestic and non-U.S.)	2	203	—	—	205
Fixed Income:
Treasury and government issued (a)	—	240	—	—	240
Government related (b)	—	37	—	—	37
Mortgage-backed securities (c)	—	159	—	27	186
Corporate	—	272	—	31	303
Other:
Hedge funds	—	—	—	135	135
Private equity funds	—	—	—	170	170
Real estate funds	49	—	—	111	160
Diversified commodities funds	—	19	—	—	19
Total investments	$800	$1,006	$—	$762	$2,568
(a)	Includes securities issued and guaranteed by U.S. and non‑U.S. governments.
(b)	Primarily consists of securities issued by governmental agencies and municipalities.
(c)	Comprised of U.S. residential and commercial mortgage-backed securities.
(d)

Includes certain investments that have been valued using the net asset value (NAV) practical expedient, and therefore have not been categorized in the fair value hierarchy.  The inclusion of such amounts in the above table is intended to aid reconciliation of investments categorized in the fair value hierarchy to total pension plan assets.  In 2019, we elected to apply the NAV practical expedient to the plan’s investments in non-exchange traded Real Estate Funds and, as such, have presented investments in Real Estate Funds that were previously categorized as Level 3 at December 31, 2018 totaling $61 million on a basis consistent with 2019.

The following describes the financial assets of the funded pension plans:

Cash and short‑term investment funds - Consists of cash on hand and short-term investment funds that provide for daily investments and redemptions which are classified as Level 1.

Equities - Consists of individually held U.S. and International equity securities.  This investment category also includes funds that consist primarily U.S. and international equity securities.  Equity securities, which are individually held and are traded actively on exchanges, are classified as Level 1.  Certain funds, consisting primarily of equity securities, are classified as Level 2 if the NAV is determined and published daily, and is the basis for current transactions.  Commingled funds, consisting primarily of equity securities, are valued using the NAV per fund share.

Fixed income investments - Consists of individually held securities issued by the U.S. government, non-U.S. governments, governmental agencies, municipalities and corporations, and agency and non-agency mortgage backed securities.  This investment category also includes funds that consist of fixed income securities.  Individual fixed income securities are generally priced based on evaluated prices from independent pricing services, which are monitored and provided by the third-party custodial firm responsible for safekeeping assets of the particular plan and are classified as Level 2.  Certain funds, consisting primarily of fixed income securities, are classified as Level 2 if the NAV is determined and published daily, and is the basis for current transactions.  Commingled funds, consisting primarily of fixed income securities, are valued using the NAV per fund share.

Other investments - Consists of exchange‑traded real estate investment trust securities, which are classified as Level 1.  Commingled funds and limited partnership investments in hedge funds, private equity and real estate funds are valued at the NAV per fund share.

Contributions and estimated future benefit payments:  We expect to contribute approximately $45 million to our funded pension plans in 2020.

Estimated future benefit payments by the funded and unfunded pension plans, and the postretirement medical plan, which reflect expected future service, are as follows (in millions):

2020	$127
2021	126
2022	128
2023	130
2024	133
Years 2025 to 2029	674

We also have defined contribution plans for certain eligible employees.  Employees may contribute a portion of their compensation to these plans and we match a portion of the employee contributions.  We recorded expense of $20 million in 2019 for contributions to these plans (2018: $19 million; 2017: $22 million).

11.  Share-based Compensation

We have established and maintain long term incentive plans (LTIP) for the granting of restricted common shares (Restricted stock), PSUs and stock options to our employees.  At December 31, 2019, the total number of authorized common stock under the LTIP was 51.5 million shares, of which we have 16.4 million shares available for issuance.  Share‑based compensation expense consisted of the following:

	2019	2018	2017
	(In millions)
Restricted stock	$53	$40	$56
Stock options	10	10	9
Performance share units	22	22	21
Share-based compensation expense before income taxes	$85	$72	$86
Income tax benefit on share-based compensation expense	$—	$—	$1

Based on share‑based compensation awards outstanding at December 31, 2019, unearned compensation expense, before income taxes, will be recognized in future years as follows (in millions): 2020: $53, 2021: $29 and 2022: $4.

Our share-based compensation plans can be summarized as follows:

Restricted stock:

Restricted stock generally vests equally on an annual basis over a three-year term and are valued based on the prevailing market price of our common stock on the date of grant.  The following is a summary of restricted stock award activity in 2019:

	Shares of Restricted Common Stock	Weighted - Average Price on Date of Grant
	(In thousands, except per share amounts)
Outstanding at January 1, 2019	2,881	$48.70
Granted	965	56.87
Vested (a)	(1,742)	47.35
Forfeited	(90)	52.67
Outstanding at December 31, 2019	2,014	$53.61
(a)	In 2019, restricted stock with fair values of $102 million were vested (2018: $54 million; 2017: $37 million).

PSUs:

PSUs generally vest three years from the date of grant and are valued using a Monte Carlo simulation on the date of grant.  The number of shares of common stock to be issued under a PSU agreement is based on a comparison of the Corporation’s total shareholder return (TSR) to the TSR of a predetermined group of peer companies over a three‑year performance period ending December 31 of the year prior to settlement of the grant.  Payouts of the performance share awards will range from 0% to 200% of the target awards based on the Corporation’s TSR ranking within the peer group.  Dividend equivalents for the performance period will accrue on performance shares but will only be paid out on earned shares after the performance period.  The following is a summary of PSU activity in 2019:

	Performance Share Units	Weighted - Average Fair Value on Date of Grant
	(In thousands, except per share amounts)
Outstanding at January 1, 2019	1,063	$53.98
Granted	269	68.87
Vested (a)	(391)	51.00
Forfeited	(12)	52.05
Outstanding at December 31, 2019	929	$59.57
(a)	In 2019, PSU’s with fair value of $16 million were vested (2018: $9 million; 2017: $10 million).

The following weighted average assumptions were utilized to estimate the fair value of PSU awards:

	2019	2018	2017
Risk free interest rate	2.48%	2.39%	1.55%
Stock price volatility	0.369	0.400	0.387
Contractual term in years	3.0	3.0	3.0
Grant date price of Hess common stock	$56.74	$48.48	$51.03

Stock options:

Stock options vest over three years from the date of grant, have a 10‑year term, and the exercise price equals the market price of our common stock on the date of grant.  The following is a summary of stock options activity in 2019:

	Number of options (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2019	5,170	$61.91	4.3 years
Granted	527	56.74
Exercised	(744)	54.23
Forfeited	(652)	57.69
Outstanding at December 31, 2019	4,301	$63.24	4.8 years

At December 31, 2019, there were 4.3 million outstanding stock options (3.1 million exercisable) with a weighted average remaining contractual life of 4.8 years (3.4 years for exercisable options) and an aggregated intrinsic value of $39 million ($22 million for exercisable options).

The following weighted average assumptions were utilized to estimate the fair value of stock options:

	2019	2018	2017
Risk free interest rate	2.55%	2.74%	2.17%
Stock price volatility	0.359	0.322	0.333
Dividend yield	1.76%	2.06%	1.96%
Expected life in years	6.0	6.0	6.0
Weighted average fair value per option granted	$18.08	$13.69	$14.51

In estimating the fair value of PSUs and stock options, the risk-free interest rate is based on the vesting period of the award and is obtained from published sources.  The stock price volatility is determined from the historical stock prices of the Corporation using the expected term.

12.  Exit and Disposal Costs

In 2018, we incurred severance expense of $38 million (2017: $18 million) associated with asset sales and cost savings initiatives in response to low crude oil prices.  In 2019, we paid accrued severance costs of $4 million (2018: $40 million; 2017: $48 million).

13.  Impairment

In the third quarter of 2017, we recognized a pre-tax charge of $2,503 million ($550 million after income taxes) to impair the carrying value of our interests in Norway based on an anticipated sale of the asset, which closed in the fourth quarter of 2017.  See Note 3, Dispositions.

In the fourth quarter of 2017, we recognized pre-tax impairment charges to reduce the carrying value of our interests in the Stampede Field by $1,095 million ($1,095 million after income taxes), and the Tubular Bells Field by $605 million ($605 million after income taxes) primarily as a result of a lower long-term crude oil price outlook.  The Stampede Field had significant capitalized exploration and appraisal costs that were incurred on a 100% working interest basis on the Pony discovery prior to unitizing into the Stampede project.  These impairment charges were based on a total fair value estimate of approximately $1.1 billion that was determined using internal projected discounted cash flows.  The determination of projected discounted cash flows depended on estimates of oil and gas reserves, future prices, operating costs, capital expenditures, discount rate and timing of future net cash flows.  Each of the valuation methods used in the determination of the impairment charges above represent Level 3 fair value measurements.

14.  Income Taxes

The provision (benefit) for income taxes consisted of:

	2019	2018	2017
	(In millions)
United States
Federal
Current	$(1)	$1	$(23)
Deferred taxes and other accruals	72	(74)	(6)
State	16	(45)	—
	87	(118)	(29)
Foreign
Current (a)	447	455	179
Deferred taxes and other accruals	(73)	(2)	(1,987)
	374	453	(1,808)
Total Provision (Benefit) For Income Taxes	$461	$335	$(1,837)
(a)	Primarily comprised of Libya in 2019, 2018 and 2017.

Income (loss) before income taxes consisted of the following:

	2019	2018	2017
	(In millions)
United States (a)	$(338)	$(219)	$(2,784)
Foreign	559	439	(2,994)
Total Income (Loss) Before Income Taxes	$221	$220	$(5,778)
(a)	Includes substantially all of our interest expense, corporate expense and the results of commodity hedging activities.

The difference between our effective income tax rate and the U.S. statutory rate is reconciled below:

	2019	2018	2017
U.S. statutory rate	21.0%	21.0%	35.0%
Effect of foreign operations (a)	142.9	141.2	17.4
State income taxes, net of Federal income tax	5.8	(18.9)	—
Change in enacted tax laws (b)	—	—	(23.6)
Valuation allowance adjustment with tax law change (b)	—	—	23.6
Rate differential on U.S. loss	—	—	(4.1)
Gains on asset sales, net	—	—	(2.2)
Valuation allowance on current year operations	41.8	55.2	(14.9)
Valuation allowance against previously benefited deferred tax assets	—	—	0.1
Release valuation allowance against previously unbenefited deferred tax assets	(24.5)	—	—
Noncontrolling interests in Midstream	(16.0)	(15.9)	0.8
Intraperiod allocation	33.7	(37.3)	—
Equity and executive compensation	2.2	7.4	(0.3)
Other	1.2	(0.3)	—
Total	208.1%	152.4%	31.8%
(a)	The variance in effective income tax rates attributable to the effect of foreign operations primarily resulted from the mix of income among high, primarily Libya, and low tax rate jurisdictions.
(b)

The enactment of the U.S. Tax Cuts and Jobs Act provided for a decrease in the corporate tax rate to 21% from 35% and a change to a territorial tax regime, resulting in a net $1,336 million reduction to our U.S. net deferred tax asset at December 31, 2017, with a corresponding reduction in the previously established U.S. valuation allowance.

The components of deferred tax liabilities and deferred tax assets at December 31 were as follows:

	2019	2018
	(In millions)
Deferred Tax Liabilities
Property, plant and equipment and investments	$(1,318)	$(853)
Other	(45)	(77)
Total Deferred Tax Liabilities	(1,363)	(930)
Deferred Tax Assets
Net operating loss carryforwards	4,733	4,239
Tax credit carryforwards	66	134
Property, plant and equipment and investments	206	416
Accrued compensation, deferred credits and other liabilities	179	232
Asset retirement obligations	261	225
Other	317	161
Total Deferred Tax Assets	5,762	5,407
Valuation allowances (a)	(4,734)	(4,877)
Total deferred tax assets, net of valuation allowances	1,028	530
Net Deferred Tax Assets (Liabilities)	$(335)	$(400)
(a)	In 2019, the valuation allowance decreased by $143 million (2018: decrease of $322 million; 2017: decrease of $251 million).

In the Consolidated Balance Sheet, deferred tax assets and liabilities are netted by taxing jurisdiction and are recorded at December 31 as follows:

	2019	2018
	(In millions)
Deferred income taxes (long-term asset)	$80	$21
Deferred income taxes (long-term liability)	(415)	(421)
Net Deferred Tax Assets (Liabilities)	$(335)	$(400)

At December 31, 2019, we have recognized a gross deferred tax asset related to net operating loss carryforwards of $4,733 million before application of valuation allowances.  The deferred tax asset is comprised of $1,447 million attributable to foreign net operating losses which begin to expire in 2025, $2,746 million attributable to U.S. Federal operating losses which begin to expire in 2034, and $540 million attributable to losses in various U.S. states which begin to expire in 2020.  The deferred tax asset attributable to foreign net operating losses, net of valuation allowances, is $110 million.  A full valuation allowance is established against the deferred tax asset attributable to U.S. Federal and state net operating losses.  At December 31, 2019, we have U.S. Federal, state and foreign alternative minimum tax credit carryforwards of $49 million, which can be carried forward indefinitely, and approximately $15 million of other business credit carryforwards.  The deferred tax asset attributable to these credits, net of valuation allowances was not significant.  A full valuation allowance is established against our foreign tax credit carryforwards of $3 million, which begin to expire in 2021.

At December 31, 2019, the Balance Sheet reflects a $4,734 million valuation allowance against the net deferred tax assets for multiple jurisdictions based on application of the relevant accounting standards.  Hess continues to maintain a full valuation allowance against its deferred tax assets in the U.S., Denmark (hydrocarbon tax only), Malaysia, and Guyana (until December 2019).  Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets.  The cumulative loss incurred over the three-year period ending December 31, 2019 constitutes significant objective negative evidence.  Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence.  At December 31, 2019 the valuation allowance established against the net deferred tax asset in Guyana for the Stabroek Block was released as a result of the positive evidence from first production in December 2019, and the significant forecasted pre-tax income from operations.  The cumulative pre-tax losses in Guyana were driven by pre-production activities.

Below is a reconciliation of the gross beginning and ending amounts of unrecognized tax benefits:

	2019	2018	2017
	(In millions)
Balance at January 1	$168	$205	$424
Additions based on tax positions taken in the current year	2	19	14
Additions based on tax positions of prior years	1	36	4
Reductions based on tax positions of prior years	(1)	(78)	(147)
Reductions due to settlements with taxing authorities	—	(10)	(85)
Reductions due to lapses in statutes of limitation	(2)	(4)	(5)
Balance at December 31	$168	$168	$205

The December 31, 2019 balance of unrecognized tax benefits includes $7 million that, if recognized, would impact our effective income tax rate.  Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease between $4 million and $11 million due to settlements with taxing authorities or other resolutions, as well as lapses in statutes of limitation.  At December 31, 2019, our accrued interest and penalties related to unrecognized tax benefits is $7 million (2018: $3 million).

We file income tax returns in the U.S. and various foreign jurisdictions.  We are no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2011.

15.  Outstanding and Weighted Average Common Shares

The Net income (loss) and weighted average number of common shares used in basic and diluted earnings per share computation were as follows:

	2019	2018	2017
	(In millions except per share amounts)
Net Income (Loss) Attributable to Hess Corporation Common Stockholders:
Net income (loss)	$(240)	$(115)	$(3,941)
Less: Net income (loss) attributable to noncontrolling interests	168	167	133
Less: Preferred stock dividends	4	46	46
Net income (loss) attributable to Hess Corporation Common Stockholders	$(412)	$(328)	$(4,120)

Weighted Average Number of Common Shares Outstanding:
Basic	301.2	298.2	314.1
Effect of dilutive securities
Restricted common stock	—	—	—
Stock options	—	—	—
Performance share units	—	—	—
Mandatory convertible preferred stock	—	—	—
Diluted	301.2	298.2	314.1

Net Income (Loss) Attributable to Hess Corporation per Common Share:
Basic	$(1.37)	$(1.10)	$(13.12)
Diluted	$(1.37)	$(1.10)	$(13.12)

Antidilutive shares excluded from the computation of diluted shares:
Restricted common stock	2.2	2.9	3.3
Stock options	4.7	5.5	6.4
Performance share units	1.7	1.1	0.6
Common shares from conversion of preferred stock	—	12.7	12.8

The following table provides the changes in our outstanding common shares:

	2019	2018	2017
	(In millions)
Balance at January 1	291.4	315.1	316.5
Conversion of preferred stock	11.6	—	—
Activity related to restricted stock awards, net	0.9	0.8	0.8
Stock options exercised	0.7	0.6	0.2
PSU vested	0.3	0.1	0.2
Shares repurchased	—	(25.2)	(2.6)
Balance at December 31	304.9	291.4	315.1

Common and Preferred Stock Issuance:

In February 2016, we issued 28,750,000 shares of common stock and depositary shares representing 575,000 shares of 8% Series A Mandatory Convertible Preferred Stock (Preferred Stock), par value $1 per share, with a liquidation preference of $1,000 per share, for total net proceeds of approximately $1.6 billion after deducting underwriting discounts, commissions, and offering expenses.  The dividends on the Preferred Stock were payable on a cumulative basis.  Unless converted earlier, each share of Preferred Stock would automatically convert into between 21.822 shares and 25.642 shares of our common stock based on the volume weighted average share price (“VWAP”) over a period of twenty-consecutive trading days ending January 28, 2019, subject to anti-dilution adjustments.

We also entered into capped call transactions on 12.55 million covered shares that were expected generally to reduce the potential dilution to our common stock upon conversion of the Preferred Stock if the VWAP for any individual day during the period of twenty consecutive trading days ending January 28, 2019 exceeded $45.83 per share, subject to anti-dilution adjustments.

On January 31, 2019, the Preferred Stock automatically converted into shares of common stock at a rate of 21.822 shares of common stock per share of Preferred Stock.  In total, the Preferred Stock was converted into approximately 12.5 million shares of common stock and the Company received approximately 0.9 million shares of common stock upon settlement of the capped call transactions.  As a result, the net number of common shares issued by the Company upon conversion of the Preferred Stock was approximately 11.6 million shares.

Common Stock Repurchase Plan:

In 2018, we repurchased 25.2 million shares of our common stock (2017: 2.6 million shares) for $1,380 million (2017: $120 million), at an average cost per share of $54.85 (2017: $45.67).  At December 31, 2019, we are authorized, but not required, to purchase additional common stock up to a value of $650 million.

Common stock dividends:

In 2019, 2018 and 2017, cash dividends declared on common stock totaled $1.00 per share ($0.25 per quarter).

16.  Supplementary Cash Flow Information

The following information supplements the Statement of Consolidated Cash Flows:

	2019	2018	2017
	(In millions)
Cash Flows From Operating Activities
Interest paid	$(380)	$(394)	$(314)
Net income taxes (paid) refunded	(417)	(463)	(210)

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(2,576)	$(1,909)	$(1,852)
Increase (decrease) in related liabilities	143	55	64
Additions to property, plant and equipment - E&P	$(2,433)	$(1,854)	$(1,788)

Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(416)	$(271)	$(121)
Increase (decrease) in related liabilities	20	28	(28)
Additions to property, plant and equipment - Midstream	$(396)	$(243)	$(149)

In December 2019, as part of HESM Opco’s acquisition of HIP (see Note 6, Hess Midstream), HESM Opco assumed $800 million of outstanding HIP notes (see Note 8, Debt).

17.  Guarantees, Contingencies and Commitments

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

In March 2014, we received an Administrative Order from the EPA requiring us and 26 other parties to undertake the Remedial Design for the remedy selected by the EPA for the Gowanus Canal Superfund Site in Brooklyn, New York.  Our alleged liability derives from our former ownership and operation of a fuel oil terminal and connected shipbuilding and repair facility adjacent to the Canal.  The remedy selected by the EPA includes dredging of surface sediments and the placement of a cap over the deeper sediments throughout the Canal and in-situ stabilization of certain contaminated sediments that will remain in place below the cap.  The EPA’s original estimate was that this remedy would cost $506 million; however, the ultimate costs that will be incurred in connection with the design and implementation of the remedy remain uncertain.  We have complied with the EPA’s March 2014 Administrative Order and contributed funding for the Remedial Design based on an allocation of costs among the parties determined by a third-party expert.  In January 2020, we received an additional Administrative Order from the EPA requiring us and several other parties to begin Remedial Action along the uppermost portion of the Canal.  We intend to comply with this Administrative Order.  The remediation work is anticipated to begin in the fourth quarter of 2020.  The costs will continue to be allocated amongst the parties, as they were for the Remedial Design.

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

Unconditional Purchase Obligations and Commitments

The following table shows aggregate information for certain unconditional purchase obligations and commitments at December 31, 2019, which are not included elsewhere within these Consolidated Financial Statements:

		Payments Due by Period
			2021 and	2023 and
	Total	2020	2022	2024	Thereafter
	(In millions)
Capital expenditures	$1,743	$913	$755	$75	$—
Operating expenses	190	158	20	9	3
Transportation and related contracts	1,009	231	424	246	108

18.  Segment Information

We currently have two operating segments, E&P and Midstream.  The E&P operating segment explores for, develops, produces, purchases and sells crude oil, NGL and natural gas.  Production operations over the three years ended December 31, 2019 were primarily in the United States (U.S.), Denmark, the JDA and Malaysia, and from divested assets, including Equatorial Guinea (until November 2017) and Norway (until December 2017). The Midstream operating segment provides fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of NGL, transportation of crude oil by rail car, terminaling and loading crude oil and NGL, storing and terminaling propane, and water handling services primarily in the Bakken shale play of North Dakota.  All unallocated costs are reflected under Corporate, Interest and Other.

The following table presents operating segment financial data (in millions):

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
2019
Sales and Other Operating Revenues - Third parties	$6,495	$—	$—	$—	$6,495
Intersegment Revenues	—	848	—	(848)	—
Sales and Other Operating Revenues	$6,495	$848	$—	$(848)	$6,495

Net Income (Loss) Attributable to Hess Corporation	$53	$144	$(605)	$—	$(408)
Interest Expense	—	63	317	—	380
Depreciation, Depletion and Amortization	1,977	142	3	—	2,122
Provision (Benefit) for Income Taxes (a)	375	—	86	—	461
Investment in Affiliates	114	108	—	—	222
Identifiable Assets	16,790	3,499	1,493	—	21,782
Capital Expenditures	2,576	416	—	—	2,992

2018
Sales and Other Operating Revenues - Third parties	$6,323	$—	$—	$—	$6,323
Intersegment Revenues	—	713	—	(713)	—
Sales and Other Operating Revenues	$6,323	$713	$—	$(713)	$6,323

Net Income (Loss) Attributable to Hess Corporation	$51	$120	$(453)	$—	$(282)
Interest Expense	—	60	339	—	399
Depreciation, Depletion and Amortization	1,748	127	8	—	1,883
Provision (Benefit) for Income Taxes (a)	391	38	(94)	—	335
Investment in Affiliates	126	67	—	—	193
Identifiable Assets	16,109	3,285	2,039	—	21,433
Capital Expenditures	1,909	271	—	—	2,180

2017
Sales and Other Operating Revenues - Third parties	$5,460	$6	$—	$—	$5,466
Intersegment Revenues	—	611	—	(611)	—
Sales and Other Operating Revenues	$5,460	$617	$—	$(611)	$5,466

Net Income (Loss) Attributable to Hess Corporation	$(3,653)	$42	$(463)	$—	$(4,074)
Interest Expense	—	26	299	—	325
Depreciation, Depletion and Amortization	2,736	123	24	—	2,883
Impairment	4,203	—	—	—	4,203
Provision (Benefit) for Income Taxes (a)	(1,842)	31	(26)	—	(1,837)
Capital Expenditures	1,852	121	—	—	1,973
(a)

Commencing January 1, 2019, management changed its measurement of segment earnings to reflect income taxes on a post U.S. tax consolidation and valuation allowance assessment basis.  In 2018 and 2017, the provision for income taxes in the Midstream segment was presented before consolidating its operations with other U.S. activities of the Corporation and prior to evaluating realizability of net U.S. deferred taxes.  An offsetting impact was presented in the E&P segment.  If 2018 and 2017 segment results were prepared on a basis consistent with 2019, Midstream segment net income attributable to Hess Corporation would have been $158 million and $73 million, respectively, and E&P net income (loss) attributable to Hess Corporation would have been income of $13 million and a loss of $3,684 million, respectively.

The following table presents financial information by major geographic area:

	United States	Europe	Africa	Asia and Other Countries	Corporate, Interest and other	Total
	(In millions)
2019
Sales and Other Operating Revenues	$5,043	$139	$551	$762	$—	$6,495
Net Income (Loss) Attributable to Hess Corporation	15	2	36	144	(605)	(408)
Depreciation, Depletion and Amortization	1,631	53	21	414	3	2,122
Provision (Benefit) for Income Taxes	—	1	425	(51)	86	461
Identifiable Assets	14,234	1,070	399	4,586	1,493	21,782
Property, Plant and Equipment (Net)	12,182	871	350	3,399	12	16,814
Capital Expenditures	2,094	40	15	843	—	2,992

2018
Sales and Other Operating Revenues	$4,842	$164	$548	$769	$—	$6,323
Net Income (Loss) Attributable to Hess Corporation	131	42	36	(38)	(453)	(282)
Depreciation, Depletion and Amortization	1,424	37	19	395	8	1,883
Provision (Benefit) for Income Taxes	(25)	15	430	9	(94)	335
Identifiable Assets	13,250	1,033	395	4,716	2,039	21,433
Property, Plant and Equipment (Net)	11,653	906	355	3,154	15	16,083
Capital Expenditures	1,543	8	9	620	—	2,180

2017
Sales and Other Operating Revenues	$3,692	$629	$675	$470	$—	$5,466
Net Income (Loss) Attributable to Hess Corporation	(2,433)	(1,383)	259	(54)	(463)	(4,074)
Depreciation, Depletion and Amortization	1,942	381	263	273	24	2,883
Impairment	1,700	2,503	—	—	—	4,203
Provision (Benefit) for Income Taxes	—	(1,999)	197	(9)	(26)	(1,837)
Capital Expenditures	1,387	141	30	415	—	1,973

19.  Financial Risk Management Activities

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

Corporate Financial Risk Management Activities: Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations.  At December 31, 2019, these forward contracts relate to the British Pound and the Danish Krone.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

The notional amounts of outstanding financial risk management derivative contracts were as follows:

	December 31, 2019	December 31, 2018
	(In millions)
Commodity - crude oil (millions of barrels)	54.9	34.7
Foreign exchange	$90	$16
Interest rate swaps	$100	$100

For calendar year 2020 we have West Texas Intermediate (WTI) put options with an average monthly floor price of $55 per barrel for 130,000 bopd, and Brent put options with an average monthly floor price of $60 per barrel for 20,000 bopd.

The table below reflects the gross and net fair values of risk management derivative instruments and their respective financial statement caption in the Consolidated Balance Sheet:

	Assets	Liabilities
	(In millions)
December 31, 2019
Derivative Contracts Designated as Hedging Instruments:
Commodity - Other current assets	$125	$—
Interest rate - Other assets (noncurrent)	1	—
Total derivative contracts designated as hedging instruments	126	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	126	(1)
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$126	$(1)

December 31, 2018
Derivative Contracts Designated as Hedging Instruments:
Commodity - Other current assets	$484	$—
Interest rate - Other liabilities and deferred credits (noncurrent)	—	(2)
Total derivative contracts designated as hedging instruments	484	(2)
Gross fair value of derivative contracts	484	(2)
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$484	$(2)

All fair values above are based on Level 2 inputs.

Impact on statement of consolidated income from derivative contracts designated as hedging instruments:

Crude oil derivatives: In 2019, crude oil price hedging contracts increased Sales and other operating revenues by $1 million (2018: decrease of $161 million; 2017: decrease of $34 million).  At December 31, 2019, pre-tax deferred losses in Accumulated other comprehensive income (loss) related to outstanding crude oil price hedging contracts were $98 million, of which all will be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.

Interest rate swaps designated as fair value hedges:  At December 31, 2019, we had interest rate swaps with gross notional amounts of $100 million (2018: $100 million), which were designated as fair value hedges and relate to debt where we have converted interest payments on certain long-term debt from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed‑rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In 2019, the change in fair value of interest rate swaps was a decrease in the derivative liability of $3 million (2018: $1 million increase in liability; 2017: $4 million increase in liability) with a corresponding adjustment in the carrying value of the hedged fixed‑rate debt.  During 2018, we terminated interest rate swaps with a gross notional amount of $350 million and paid $3 million.

Impact on statement of consolidated income from derivative contracts not designated as hedging instruments:

Crude oil collars:  In 2018, noncash adjustments to de-designated crude oil price hedging contracts decreased Sales and other operating revenues by $22 million (2017: decrease of $25 million).

Foreign exchange:  Total foreign exchange gains and losses were a gain of $3 million in 2019 (2018: loss of $5 million; 2017: gain of $15 million) and are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income.  A component of foreign exchange gains or losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to a loss of $2 million in 2019 (2018: loss of $2 million; 2017: gain of $3 million).

In 2017, after‑tax foreign currency translation adjustments included in the Statement of Consolidated Comprehensive Income amounted to gains of $144 million.  In addition, $900 million of cumulative currency translation losses were recognized in earnings as a result of the sale of our assets in Norway.  See Note 3, Dispositions.

Credit Risk: We are exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers.  Accounts receivable are generated from a diverse domestic and international customer base.  At December 31, 2019, our Accounts receivable were concentrated with the following counterparty industry segments:  Integrated companies — 41%, Independent E&P companies — 26%, Refining and marketing companies — 14%,  National oil companies — 8%, Storage and transportation companies — 5%, and Others — 6%.  We reduce risk related to certain counterparties, where applicable, by using master netting arrangements and requiring collateral, generally cash or letters of credit.

At December 31, 2019, we had outstanding letters of credit totaling $272 million (2018: $284 million).

Fair Value Measurement: At December 31, 2019, our total long-term debt, which was substantially comprised of fixed rate debt instruments, had a carrying value of $7,142 million and a fair value of $8,242 million, based on Level 2 inputs in the fair value measurement hierarchy.  We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at December 31, 2019 and December 31, 2018.

20.  Subsequent Event

In January 2020, the operator, Kosmos Energy Ltd, completed drilling of the Oldfield-1 exploration well in the Gulf of Mexico.  The well did not encounter commercial quantities of hydrocarbons and 2019 results include $15 million in exploration expense for well costs incurred through December 31, 2019.  We estimate approximately $15 million of exploration expense will be recognized in the first quarter of 2020 for well costs incurred after December 31, 2019.

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

During the three-year period ended December 31, 2019, we produced crude oil, NGL and natural gas principally in the United States (U.S.), Europe (Denmark and Norway until December 2017), Africa (Libya and Equatorial Guinea until November 2017) and Asia and Other (primarily the Malaysia/Thailand Joint Development Area (JDA) and Malaysia).  Exploration and/or development activities were also conducted, or are planned, in certain of these producing areas as well as offshore Guyana, Suriname and Canada.  See Note 3, Dispositions in the Notes to Consolidated Financial Statements.

Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31	Total	United States	Europe	Africa	Asia and Other
	(In millions)
2019
Property acquisitions
Unproved	$26	$26	$—	$—	$—
Proved	—	—	—	—	—
Exploration	455	174	25	—	256
Production and development capital expenditures (a)	2,463	1,735	14	15	699
2018
Property acquisitions
Unproved	$51	$43	$—	$—	$8
Proved	43	43	—	—	—
Exploration	442	111	—	—	331
Production and development capital expenditures (a)	1,577	1,239	(7)	9	336
2017
Property acquisitions
Unproved	$46	$46	$—	$—	$—
Proved	—	—	—	—	—
Exploration	322	94	1	—	227
Production and development capital expenditures (a)	1,687	1,160	146	40	341
(a)	Includes an increase of $201 million for asset retirement obligations related to net accruals and revisions in 2019 (2018: $44 million increase; 2017: $8 million increase).

Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31,
	2019	2018
	(In millions)
Unproved properties	$168	$394
Proved properties	3,304	3,124
Wells, equipment and related facilities	28,404	26,173
Total costs	31,876	29,691
Less: Reserve for depreciation, depletion, amortization and lease impairment	18,084	16,361
Net Capitalized Costs	$13,792	$13,330

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non‑oil and gas producing activities, primarily gains (losses) on sales of oil and gas properties, sales of purchased crude oil, NGL and natural gas, interest expense and non-operating income. Therefore, these results are on a different basis than the net income (loss) from E&P operations reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 18, Segment Information in the Notes to Consolidated Financial Statements.

For the Years Ended December 31	Total	United States	Europe	Africa	Asia and Other
	(In millions)
2019
Sales and Other Operating Revenues	$4,719	$3,361	$139	$460	$759
Costs and Expenses
Operating costs and expenses	971	693	68	33	177
Production and severance taxes	184	176	—	—	8
Midstream tariffs	722	722	—	—	—
Exploration expenses, including dry holes and lease impairment	233	144	26	—	63
General and administrative expenses	204	176	23	—	5
Depreciation, depletion and amortization	1,977	1,489	53	21	414
Total Costs and Expenses	4,291	3,400	170	54	667
Results of Operations Before Income Taxes	428	(39)	(31)	406	92
Provision (benefit) for income taxes	325	—	1	372	(48)
Results of Operations	$103	$(39)	$(32)	$34	$140

2018
Sales and Other Operating Revenues	$4,515	$3,141	$164	$455	$755
Costs and Expenses
Operating costs and expenses	941	697	71	32	141
Production and severance taxes	171	165	—	—	6
Midstream tariffs	648	648	—	—	—
Exploration expenses, including dry holes and lease impairment	362	119	—	1	242
General and administrative expenses	258	230	22	—	6
Depreciation, depletion and amortization	1,748	1,297	37	19	395
Total Costs and Expenses	4,128	3,156	130	52	790
Results of Operations Before Income Taxes	387	(15)	34	403	(35)
Provision (benefit) for income taxes	337	(63)	14	376	10
Results of Operations	$50	$48	$20	$27	$(45)

2017
Sales and Other Operating Revenues	$4,128	$2,335	$628	$700	$465
Costs and Expenses
Operating costs and expenses	1,250	652	275	186	137
Production and severance taxes	119	116	—	1	2
Midstream tariffs	543	543	—	—	—
Exploration expenses, including dry holes and lease impairment	507	106	1	280	120
General and administrative expenses	225	208	10	4	3
Depreciation, depletion and amortization	2,736	1,819	381	263	273
Impairment	4,203	1,700	2,503	—	—
Total Costs and Expenses	9,583	5,144	3,170	734	535
Results of Operations Before Income Taxes	(5,455)	(2,809)	(2,542)	(34)	(70)
Provision (benefit) for income taxes	(1,873)	(47)	(2,014)	197	(9)
Results of Operations	$(3,582)	$(2,762)	$(528)	$(231)	$(61)

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

Internal Controls

The Corporation maintains internal controls over its oil and gas reserve estimation processes, which are administered by our Global Reserves group and our Chief Financial Officer. Estimates of reserves are prepared by technical staff who work directly with the oil and gas properties using industry standard reserve estimation principles, definitions and methodologies.  Each year, reserve estimates of the Corporation’s assets are subject to internal technical audits and reviews.  In addition, an independent third-party reserve engineer reviews and audits a significant portion of the Corporation’s reported reserves (see pages 92 through 97).  Reserve estimates are reviewed by senior management and the Board of Directors.

Qualifications

The person primarily responsible for overseeing the preparation of the Corporation’s oil and gas reserves during 2019 was Mr. Kenneth Kosco, Senior Manager, Global Reserves. Mr. Kosco is a member of the Society of Petroleum Engineers and has over 30 years of experience in the oil and gas industry with a BS degree in Petroleum Engineering. His experience has been primarily focused on oil and gas subsurface understanding and reserves estimation in both domestic and international areas.  Mr. Kosco is responsible for the Corporation’s Global Reserves group, which is the internal organization responsible for establishing the policies and processes used within the operating units to estimate reserves and perform internal technical reserve audits and reviews.

Reserves Audit

We engaged the consulting firm of DeGolyer and MacNaughton (D&M) to perform an audit of the internally prepared reserve estimates on certain fields aggregating 80% of 2019 year‑end reported reserve quantities on a barrel of oil equivalent basis (2018: 80%). The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates and compliance with SEC regulations. The D&M letter report, dated February 5, 2020, on the Corporation’s estimated oil and gas reserves was prepared using standard geological and engineering methods generally recognized in the petroleum industry. D&M is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years.  D&M’s letter report on the Corporation’s December 31, 2019 oil and gas reserves is included as an exhibit to this Form 10‑K. While the D&M report should be read in its entirety, the report concludes that for the properties reviewed by D&M, the total net proved reserve estimates prepared by Hess and audited by D&M, in the aggregate, differed by less than 1% (2018: less than 1%) of total audited net proved reserves on a barrel of oil equivalent basis. The report also includes among other information, the qualifications of the technical person primarily responsible for overseeing the reserve audit.

Crude Oil Prices Used to Estimate Proved Reserves

Proved reserves are calculated using the average price during the twelve-month period before December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2019 were $55.73 per barrel for WTI (2018: $65.55; 2017: $51.19) and $62.54 per barrel for Brent (2018: $72.08; 2017: $54.87).  New York Mercantile Exchange (NYMEX) natural gas prices used were $2.54 per mcf in 2019 (2018: $3.01; 2017: $3.03).

At December 31, 2019, spot prices for WTI oil closed at $61 per barrel.  If crude oil prices during 2020 average below those used in determining 2019 proved reserves, we may recognize negative revisions to our proved reserves at December 31, 2020, which can vary significantly by asset due to differing cost structures.  Conversely, if crude oil prices in 2020 remain above those used in determining 2019 proved reserves, we could recognize positive revisions to our proved reserves at December 31, 2020.  It is difficult to estimate the magnitude of any potential negative or positive change in proved reserves at December 31, 2020, due to a number of factors that are currently unknown, including 2020 crude oil prices, any revisions based on 2020 reservoir performance, and the levels to which industry costs will change in response to movements in commodity prices.

Following are the Corporation’s proved reserves:

	Crude Oil & Condensate					Natural Gas Liquids
	United States	Europe	Africa	Asia & Other	Total	United States	Europe	Asia & Other	Total
	(Millions of bbls)					(Millions of bbls)

Net Proved Reserves
At January 1, 2017	355	210	162	5	732	86	8	—	94
Revisions of previous estimates (a)	13	5	(6)	—	12	56	—	—	56
Extensions, discoveries and other additions	127	2	—	45	174	50	—	—	50
Sales of minerals in place	(21)	(158)	(15)	—	(194)	(6)	(8)	—	(14)
Production	(41)	(10)	(13)	(1)	(65)	(15)	—	—	(15)
At December 31, 2017	433	49	128	49	659	171	—	—	171
Revisions of previous estimates (a)	(3)	(10)	(2)	(2)	(17)	(14)	—	—	(14)
Extensions, discoveries and other additions	114	2	7	2	125	39	—	—	39
Purchase of minerals in place	3	—	—	—	3	1	—	—	1
Sales of minerals in place	(3)	—	—	—	(3)	(8)	—	—	(8)
Production	(43)	(2)	(7)	(1)	(53)	(14)	—	—	(14)
At December 31, 2018	501	39	126	48	714	175	—	—	175
Revisions of previous estimates (a)	(54)	(3)	(3)	13	(47)	(29)	—	—	(29)
Extensions, discoveries and other additions	112	6	5	34	157	40	—	—	40
Production	(51)	(2)	(7)	(2)	(62)	(17)	—	—	(17)
At December 31, 2019	508	40	121	93	762	169	—	—	169

Net Proved Developed Reserves
At January 1, 2017	245	116	138	5	504	59	3	—	62
At December 31, 2017	239	45	112	5	401	87	—	—	87
At December 31, 2018	266	38	111	4	419	85	—	—	85
At December 31, 2019	293	32	107	36	468	90	—	—	90

Net Proved Undeveloped Reserves
At January 1, 2017	110	94	24	—	228	27	5	—	32
At December 31, 2017	194	4	16	44	258	84	—	—	84
At December 31, 2018	235	1	15	44	295	90	—	—	90
At December 31, 2019	215	8	14	57	294	79	—	—	79
(a)

Revisions resulting from the impact of price changes in production sharing contracts increased proved crude oil and condensate reserves in 2019 by 4 million. (2018: 3 million barrels reduction; 2017: 0 million barrels).

	Natural Gas					Total
	United States	Europe	Africa	Asia & Other	Total	United States	Europe	Africa	Asia & Other	Total
	(Millions of mcf)					(Millions of boe)

Net Proved Reserves
At January 1, 2017	590	220	143	744	1,697	539	255	186	129	1,109
Revisions of previous estimates (a)	171	31	(2)	28	228	97	10	(6)	5	106
Extensions, discoveries and other additions	219	7	—	176	402	214	3	—	74	291
Sales of minerals in place	(18)	(153)	(15)	—	(186)	(29)	(192)	(18)	—	(239)
Production (b)	(82)	(13)	(2)	(103)	(200)	(70)	(12)	(13)	(18)	(113)
At December 31, 2017	880	92	124	845	1,941	751	64	149	190	1,154
Revisions of previous estimates (a)	(24)	(14)	1	(21)	(58)	(21)	(12)	(3)	(5)	(41)
Extensions, discoveries and other additions	177	3	8	104	292	183	3	8	19	213
Purchase of minerals in place	—	—	—	—	—	4	—	—	—	4
Sales of minerals in place	(145)	—	—	—	(145)	(35)	—	—	—	(35)
Production (b)	(75)	(3)	(5)	(132)	(215)	(70)	(3)	(7)	(23)	(103)
At December 31, 2018	813	78	128	796	1,815	812	52	147	181	1,192
Revisions of previous estimates (a)	(197)	(8)	(3)	24	(184)	(116)	(4)	(3)	16	(107)
Extensions, discoveries and other additions	164	15	—	5	184	179	9	5	35	228
Production (b)	(80)	(4)	(5)	(133)	(222)	(81)	(3)	(8)	(24)	(116)
At December 31, 2019	700	81	120	692	1,593	794	54	141	208	1,197

Net Proved Developed Reserves
At January 1, 2017	404	125	132	739	1,400	371	140	160	128	799
At December 31, 2017	526	80	117	696	1,419	414	58	132	121	725
At December 31, 2018	432	77	115	585	1,209	423	51	130	102	706
At December 31, 2019	400	65	118	500	1,083	450	43	127	119	739

Net Proved Undeveloped Reserves
At January 1, 2017	186	95	11	5	297	168	115	26	1	310
At December 31, 2017	354	12	7	149	522	337	6	17	69	429
At December 31, 2018	381	1	13	211	606	389	1	17	79	486
At December 31, 2019	300	16	2	192	510	344	11	14	89	458
(a)

Revisions resulting from the impact of price changes in production sharing contracts increased proved natural gas reserves in 2019 by 6 million mcf (2018: 22 million mcf decrease; 2017: 22 million mcf decrease).

(b)	Natural gas production in 2019 includes 14 million mcf used for fuel (2018: 13 million mcf; 2017: 11 million mcf).

Extensions, discoveries and other additions (‘Additions’)

2019:  Total Additions were 228 million boe, of which 25 million boe (13 million barrels of crude oil, 6 million barrels of NGL and 35 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves primarily resulted from new wells drilled in the Bakken shale play in North Dakota.  Additions in the U.S. also included two wells drilled in the Gulf of Mexico.  Additions to proved undeveloped reserves were 203 million boe (144 million barrels of crude oil, 34 million barrels of NGL and 149 million mcf of natural gas) and are discussed in further detail on page 95.

2018:  Total Additions were 213 million boe, of which 6 million boe (3 million barrels of crude oil and 18 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves were primarily from drilling activity in the Bakken shale play in North Dakota.  Additions to proved undeveloped reserves were 207 million boe (122 million barrels of crude oil, 39 million barrels of NGL and 274 million mcf of natural gas) and are discussed in further detail on page 96.

2017:  Total Additions were 291 million boe, of which 11 million boe (4 million barrels of crude oil, 1 million barrels of NGL and 37 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves were primarily from drilling activity in the Bakken and North Malay Basin.  Additions to proved undeveloped reserves were 280 million boe (170 million barrels of crude oil, 49 million barrels of NGL and 365 million mcf of natural gas) and are discussed in further detail on page 96.

Revisions of previous estimates

2019:  Total revisions of previous estimates amounted to a net decrease of 107 million boe, of which revisions of proved developed reserves amounted to a net decrease of 19 million boe (NGL - 7 million barrels decrease and natural gas - 72 million mcf decrease).  Revisions to proved developed reserves from the Bakken were a net decrease of 25 million boe with approximately 80% relating to changes in expected recoveries of NGL and natural gas and approximately 20% relating to the impact of lower prices.  Net revisions from international assets were an increase of 6 million boe.  Revisions associated with proved undeveloped reserves are discussed in further detail on page 96.

2018:  Total revisions of previous estimates amounted to a net decrease of 41 million boe, of which revisions of proved developed reserves amounted to a net increase of 3 million boe (crude oil - 4 million barrels increase, NGL - 4 million barrels decrease and natural gas - 20 million mcf increase).  Revisions to proved developed reserves primarily relate to the Bakken.  Revisions associated with proved undeveloped reserves are discussed in further detail on page 96.

2017:  Total revisions of previous estimates amounted to a net increase of 106 million boe, of which revisions of proved developed reserves amounted to a net increase of 126 million boe (41 million barrels of crude oil, 44 million barrels of NGL and 243 million mcf of natural gas).  Revisions to proved developed reserves from the Bakken amounted to 85 million boe with approximately 55% resulting from improved reservoir performance, and the remaining 45% resulting from higher prices and an improved cost structure.  The Gulf of Mexico and Utica had positive revisions to proved developed reserves totaling 16 million boe due to improved reservoir performance, while higher crude oil prices resulted in revisions to proved developed reserves of 15 million boe in Denmark and Utica.  Revisions associated with proved undeveloped reserves are discussed in further detail on page 96.

Sales of minerals in place (‘Asset sales’)

2018:  Asset sales primarily include our former interests in the Utica Basin of Ohio.

2017:  Asset sales primarily include our former interests in Norway, Equatorial Guinea, and our enhanced oil recovery assets in the Permian Basin.

Proved Undeveloped Reserves

Following are the Corporation’s proved undeveloped reserves:

	United States	Europe	Africa	Asia & Other	Total
	(Millions of boe)

Net Proved Undeveloped Reserves
At January 1, 2017	168	115	26	1	310
Revisions of previous estimates	(8)	(3)	(9)	—	(20)
Extensions, discoveries and other additions	209	3	—	68	280
Transfers to proved developed reserves	(32)	—	—	—	(32)
Sales of minerals in place	—	(109)	—	—	(109)
At December 31, 2017	337	6	17	69	429
Revisions of previous estimates	(22)	(7)	(6)	(9)	(44)
Extensions, discoveries and other additions	178	2	8	19	207
Transfers to proved developed reserves	(97)	—	(2)	—	(99)
Sales of minerals in place	(7)	—	—	—	(7)
At December 31, 2018	389	1	17	79	486
Revisions of previous estimates	(91)	—	(6)	9	(88)
Extensions, discoveries and other additions	154	10	5	34	203
Transfers to proved developed reserves	(108)	—	(2)	(33)	(143)
At December 31, 2019	344	11	14	89	458

Extensions, discoveries and other additions (‘Additions’)

2019:  In the United States, additions from the Bakken shale play in North Dakota were 154 million boe, of which approximately 25% of the change results from additional planned wells to be drilled in the next five years, and approximately 75% results from new wells moved into the five-year plan associated with optimization of drilling locations.  Additions in Asia and Other totaling 34 million boe are from the sanction of Phase 2 at Liza Field on the Stabroek Block, offshore Guyana.  Other international additions were at the South Arne Field in Denmark and in Libya due to additional planned wells to be drilled.

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

2017:  In the United States, additions from the Bakken were 180 million boe, of which approximately 70% resulted from higher crude oil prices that increased the percentage of proved undeveloped wells in our planned five-year drilling program compared with the prior year.  The remaining 30% of Bakken additions reflect the expected improved recovery in future wells from changes in well completion design and reservoir performance.  Additions from the Stampede Field in the Gulf of Mexico were 21 million boe, due to completion of further development activities.  At the Stabroek Block, offshore Guyana, additions of 45 million boe were recognized for project sanction of the first phase of the Liza Field development.  Other international additions were primarily at North Malay Basin due to higher prices.

Revisions of previous estimates

2019:  Negative reserve revisions in the United States of 91 million boe were largely from the Bakken (94 million boe), of which approximately 75% resulted from wells moved outside our five-year plan associated with optimization of drilling locations.  The remaining 25% of negative revisions in the Bakken were caused by lower commodity prices.  The net positive reserve revisions in Asia and Other of 9 million boe relate to the Liza Phase 1 development, offshore Guyana, including the impact of lower crude oil prices on entitlement allocations in the production sharing agreement.

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

Transfers to proved developed reserves (‘Transfers’)

2019:  Transfers from proved undeveloped reserves included 100 million boe in the Bakken associated with drilling activity, 30 million boe at the Stabroek Block in Guyana where first production was achieved in 2019, and 8 million boe at the Tubular Bells Field in the Gulf of Mexico associated with drilling activity.

2018:  Transfers from proved undeveloped reserves included 75 million boe in the Bakken associated with drilling activity, and 22 million boe at the Stampede Field in the Gulf of Mexico where first production was achieved in 2018.

2017:  Transfers from proved undeveloped reserves included 24 million boe in the Bakken and 8 million boe at the Penn State Field in the Gulf of Mexico associated with drilling activity.

In 2019, capital expenditures of $1,750 million were incurred to convert proved undeveloped reserves to proved developed reserves (2018: $1,070 million; 2017: $527 million).

At December 31, 2019, projects that have proved reserves that have been classified as undeveloped for a period in excess of five years total 3 million boe, or less than 1% of total proved reserves, primarily related to Libya.

Production Sharing Contracts

The Corporation’s proved reserves include crude oil and natural gas reserves relating to long‑term agreements with governments or authorities in which the Corporation has the legal right to produce or has a revenue interest in the production.  Proved reserves from these production sharing contracts for each of the three years ended December 31, 2019 are presented separately below, as well as volumes produced and received during 2019, 2018 and 2017 from these production sharing contracts.

	Crude Oil					Natural Gas
	United States	Europe	Africa	Asia & Other (a)	Total	United States	Europe	Africa	Asia & Other (a)	Total
	(Millions of bbls)					(Millions of mcf)
Production Sharing Contracts
Proved Reserves
At December 31, 2017	—	—	—	49	49	—	—	—	845	845
At December 31, 2018	—	—	—	48	48	—	—	—	796	796
At December 31, 2019	—	—	—	93	93	—	—	—	692	692
Production
2017	—	—	9	1	10	—	—	2	103	105
2018	—	—	—	1	1	—	—	—	132	132
2019	—	—	—	2	2	—	—	—	133	133
(a)

At December 31, 2019, Asia and Other includes Guyana proved reserves of 87 million barrels of oil (2018: 40 million barrels; 2017: 43 million barrels) and 6 million mcf of natural gas (2018: 11 million mcf; 2017: 11 million mcf).

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

The prices used for the discounted future net cash flows in 2019 were $55.73 per barrel for WTI (2018: $65.55; 2017: $51.19) and $62.54 per barrel for Brent (2018: $72.08; 2017: $54.87) and do not include the effects of commodity hedges.  NYMEX natural gas prices used were $2.54 per mcf in 2019 (2018: $3.01; 2017: $3.03).  Selling prices have in the past, and can in the future, fluctuate significantly.  As a result, selling prices used in the disclosure of future net cash flows may not be representative of future selling prices.  In addition, the discounted future net cash flow estimates do not include exploration expenses, interest expense or corporate general and administrative expenses.  The amount of tax deductions, credits, and allowances relating to the Corporation’s proved oil and gas reserves can change year to year due to factors including changes in proved reserves, variances in actual pre-tax cash flows from forecasted pre-tax cash flows in historical periods, and the impact to year-end carryforward tax attributes associated with deducting in the Corporation’s income tax returns exploration expenses, interest expense, and corporate general and administrative expenses that are not contemplated in the standardized measure computations.  The future net cash flow estimates could be materially different if other assumptions were used.

At December 31	Total	United States	Europe	Africa	Asia & Other
	(In millions)
2019
Future revenues	$44,778	$25,223	$2,719	$8,037	$8,799
Less:
Future production costs	14,176	10,189	1,178	640	2,169
Future development costs	8,267	5,104	490	301	2,372
Future income tax expenses	8,560	1,291	209	6,393	667
	31,003	16,584	1,877	7,334	5,208
Future net cash flows	13,775	8,639	842	703	3,591
Less: Discount at 10% annual rate	5,390	3,872	376	333	809
Standardized Measure of Discounted Future Net Cash Flows	$8,385	$4,767	$466	$370	$2,782

2018
Future revenues	$50,948	$31,460	$3,036	$9,183	$7,269
Less:
Future production costs	13,636	9,718	1,311	678	1,929
Future development costs	8,427	6,132	449	301	1,545
Future income tax expenses	10,950	2,641	246	7,496	567
	33,013	18,491	2,006	8,475	4,041
Future net cash flows	17,935	12,969	1,030	708	3,228
Less: Discount at 10% annual rate	7,285	5,437	444	359	1,045
Standardized Measure of Discounted Future Net Cash Flows	$10,650	$7,532	$586	$349	$2,183

2017
Future revenues	$36,746	$20,834	$2,958	$7,154	$5,800
Less:
Future production costs	13,042	8,802	1,501	782	1,957
Future development costs	6,748	4,601	553	330	1,264
Future income tax expenses	6,379	444	137	5,485	313
	26,169	13,847	2,191	6,597	3,534
Future net cash flows	10,577	6,987	767	557	2,266
Less: Discount at 10% annual rate	4,221	2,904	272	307	738
Standardized Measure of Discounted Future Net Cash Flows	$6,356	$4,083	$495	$250	$1,528

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2019	2018	2017
	(In millions)
Standardized Measure of Discounted Future Net Cash Flows at January 1	$10,650	$6,356	$4,025
Changes during the year:
Sales and transfers of oil and gas produced during the year, net of production costs	(2,842)	(2,755)	(2,216)
Development costs incurred during the year	2,262	1,533	1,679
Net changes in prices and production costs applicable to production	(5,761)	7,076	2,330
Net change in estimated future development costs	(186)	(1,119)	(568)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	1,591	2,129	1,282
Revisions of previous oil and gas reserve estimates	(281)	(630)	644
Net purchases (sales) of minerals in place, before income taxes	—	(83)	116
Accretion of discount	1,635	929	603
Net change in income taxes	1,305	(2,662)	(709)
Revision in rate or timing of future production and other changes	12	(124)	(830)
Total	(2,265)	4,294	2,331
Standardized Measure of Discounted Future Net Cash Flows at December 31	$8,385	$10,650	$6,356

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Following are selected quarterly results of operations (unaudited):

	2019
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In millions, except per share amounts)
Sales and other operating revenues	$1,572		$1,660		$1,580		$1,683
Gross profit (loss) (a)	$361		$358		$245		$252

Net income (loss)	75		34		(166)		(183)
Less: Net income (loss) attributable to noncontrolling interests	43		40		46		39
Net income (loss) attributable to Hess Corporation	32			(6)	(212)		(222)
Less: Preferred stock dividends	4		—		—		—
Net income (loss) attributable to Hess Corporation common stockholders	$28		$(6	) (b)	(212	) (c)	(222	) (d)

Net income (loss) attributable to Hess Corporation per common share:
Basic	$0.09		$(0.02)		$(0.70)		$(0.73)
Diluted	$0.09		$(0.02)		$(0.70)		$(0.73)

	2018
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In millions, except per share amounts)
Sales and other operating revenues	$1,346		$1,534		$1,793		$1,650
Gross profit (loss) (a)	$244		$310		$500		$310

Net income (loss)	(65)		(87)		3		34
Less: Net income (loss) attributable to noncontrolling interests	41		43		45		38
Net income (loss) attributable to Hess Corporation	(106)		(130)		(42)		(4)
Less: Preferred stock dividends	11		12		11		12
Net income (loss) attributable to Hess Corporation common stockholders	$(117)	(e)	$(142	) (f)	$(53	) (g)	$(16	) (h)

Net income (loss) attributable to Hess Corporation per common share:
Basic	$(0.38)		$(0.48)		$(0.18)		$(0.05)
Diluted	$(0.38)		$(0.48)		$(0.18)		$(0.05)
(a)	Gross profit represents Sales and other operating revenues, less Marketing expenses, Operating costs and expenses, Production and severance taxes, and Depreciation, depletion and amortization.
(b)	Includes an after-tax gain of $22 million ($22 million pre-tax) associated with the sale of our remaining acreage in the Utica shale play.
(c)	Includes an after-tax charge of $88 million ($88 million pre-tax) relating to a pension settlement and an after-tax charge of $19 million ($21 million pre-tax) related to a cost recovery settlement.
(d)

Includes an allocation of noncash income tax expense of $86 million that was previously a component of accumulated other comprehensive income related to our 2019 crude oil hedge contracts, a noncash income tax benefit of $60 million to reverse the valuation allowance on net deferred tax assets in Guyana upon achieving first production from the Liza Phase 1 development, and a charge after income taxes and noncontrolling interests of $16 million ($30 million pre-tax) for transaction related costs for Hess Midstream Partners LP’s acquisition of HIP and associated corporate restructuring.

(e)

Includes a net after-tax severance charge of $37 million ($37 million pre-tax), an after-tax charge of $27 million ($27 million pre-tax) related to the premium paid for the retirement of debt, and a noncash income tax benefit of $30 million to offset a noncash income tax expense recognized in other comprehensive income, resulting from a reduction in our pension liabilities.

(f)

Includes an after-tax gain of $10 million ($10 million pre-tax) associated with the sale of our interests in Ghana, an after-tax charge of $26 million ($26 million pre-tax) related to the premium paid for the retirement of debt, and an after-tax charge of $58 million ($58 million pre-tax) resulting from the settlement of legal claims related to former downstream interests.

(g)

Includes an after-tax gain of $14 million ($14 million pre-tax) associated with the sale of our interests in the Utica shale play in eastern Ohio, noncash after-tax charges of $73 million ($73 million pre-tax) in connection with vacated office space, and an allocation of noncash income tax expense of $12 million to offset the recognition of a noncash income tax benefit recorded in other comprehensive income resulting from changes in fair value of our 2019 crude oil hedge contracts.

(h)

Includes a noncash income tax benefit of $73 million to offset the recognition of a noncash income tax expense recorded in other comprehensive income primarily resulting from changes in fair value of our 2019 crude oil hedge contracts.

The results of operations for the periods reported herein should not be considered as indicative of future operating results.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2019.

There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management’s report on internal control over financial reporting and the attestation report on the Corporation’s internal controls over financial reporting are included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.

Item 9B.  Other Information

On February 19, 2020, the Corporation filed with the Secretary of State of Delaware a certificate of elimination (Certificate of Elimination) of its 8.00% Series A Mandatory Convertible Preferred Stock, par value $1.00 per share (the Mandatory Convertible Preferred Stock), which has the effect of eliminating from the Corporation’s Restated Certificate of Incorporation, as amended, all matters set forth in the Certificate of Designations of Mandatory Convertible Preferred Stock filed with the Secretary of State of Delaware on February 10, 2016.  All outstanding shares of Mandatory Convertible Preferred Stock issued by the Corporation were previously converted into common stock of the Corporation as of January 31, 2019.

The foregoing summary of the Certificate of Elimination is qualified in its entirety by reference to the full text of the Certificate of Elimination, a copy of which is filed herewith as Exhibit 3(4).

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information regarding our executive officers, see Part I of this Annual Report on Form 10-K.  Additional information required by this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2020 annual meeting of stockholders.

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

Item 11.  Executive Compensation

Information relating to executive compensation is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2020 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2020 annual meeting of stockholders.

See Equity Compensation Plans in Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for information pertaining to securities authorized for issuance under equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information relating to this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2020 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services

Information relating to this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2020 annual meeting of stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are made a part of this Annual Report on Form 10-K:

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

3(2)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, dated May 22, 2013, incorporated by reference to Exhibit 3(1) of Form 8‑K of Registrant filed on May 22, 2013.
3(3)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, effective May 12, 2014, incorporated by reference to Exhibit 3(1) of Form 8-K of Registrant filed on May 13, 2014.

3(4)	Certificate of Elimination of 8.00% Series A Mandatory Convertible Preferred Stock of Registrant.
3(5)	By‑laws of Registrant incorporated by reference to Exhibit 3(2) of Form 8‑K of Registrant filed on November 9, 2015.
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
4(12)

Description of Hess Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10(1)*	Annual Cash Incentive Plan description incorporated by reference to Item 5.02 of Form 8‑K of Registrant filed on March 8, 2019.
10(2)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10‑K of Registrant for the fiscal year ended December 31, 2004.
10(3)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
10(4)*	Hess Corporation Pension Restoration Plan, dated January 19, 1990, incorporated by reference to Exhibit 10(9) of Form 10‑K of Registrant for the fiscal year ended December 31, 1989. (P)
10(5)*	Amendment, dated December 31, 2006, to Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(10) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
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

10(10)*	Compensation program description for non‑employee directors, incorporated by reference to Item 1.01 of Form 8‑K of Registrant filed on January 4, 2007.
10(11)*

Form of Amended and Restated Change in Control Termination Benefits Agreement, dated as of May 29, 2009, incorporated by reference to Exhibit 10(1) of Form 10‑Q of Registrant for the three months ended June 30, 2009.  A substantially identical agreement (differing only in the signatories thereto) was entered into between Registrant and John B. Hess.

10(12)*

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

10(13)*

Form of Change in Control Termination Benefits Agreement, dated as of August 3, 2015, between the Registrant and Michael R. Turner, incorporated by reference to Exhibit 10(3) of Form 10‑Q of Registrant for the three months ended June 30, 2015.  Substantially identical agreements (differing only in the signatories thereto) were entered into between the Registrant and four other senior officers.

10(14)*

Agreement between Registrant and Gregory P. Hill, relating to Mr. Hill’s compensation and other terms of employment, incorporated by reference to Item 5.02 of Form 8‑K of Registrant filed January 7, 2009.

10(15)*

Agreement between Registrant and Timothy B. Goodell, relating to Mr. Goodell’s compensation and other terms of employment, incorporated by reference to Exhibit 10(20) of Registrant’s Form 10‑K for the fiscal year ended December 31, 2009.

10(16)*	Deferred Compensation Plan of Registrant, dated December 1, 1999, incorporated by reference to Exhibit 10(16) of Form 10‑K of Registrant for the fiscal year ended December 31, 1999.
10(17)*	Hess Corporation 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(1) of Form 8-K of Registrant filed on June 13, 2017.
10(18)*

Form of Restricted Stock Award Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended March 31, 2019.  Substantially identical agreements were entered into by the Registrant during 2018.

10(19)*

Form of Stock Option Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(2) of Form 10-Q of Registrant for the three months ended March 31, 2019.  Substantially identical agreements were entered into by the Registrant during 2018.

10(20)*

Form of Performance Award Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(3) of Form 10-Q of Registrant for the three months ended March 31, 2019.  Substantially identical agreements were entered into by the Registrant during 2018.

10(21)*	Separation Agreement, dated November 6, 2019, between Registrant and Michael R. Turner.
21	Subsidiaries of Registrant.
24	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).
23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 20, 2020.
23(2)	Consent of DeGolyer and MacNaughton dated February 20, 2020.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
99(1)

Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated February 5, 2020, on proved reserves audit as of December 31, 2019 of certain properties attributable to Registrant.

101(INS)	Inline XBRL Instance Document
101(SCH)	Inline XBRL Schema Document
101(CAL)	Inline XBRL Calculation Linkbase Document
101(LAB)	Inline XBRL Labels Linkbase Document
101(PRE)	Inline XBRL Presentation Linkbase Document
101(DEF)	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 has been formatted in Inline XBRL.

* These exhibits relate to executive compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February 2020.

HESS CORPORATION (Registrant)

By	/S/ JOHN P. RIELLY
(John P. Rielly) Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints John B. Hess, Timothy B. Goodell and John P. Rielly or any of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Hess John B. Hess	Director and Chief Executive Officer (Principal Executive Officer)	February 20, 2020

/s/ James H. Quigley James H. Quigley	Director and Chairman of the Board	February 20, 2020

/s/ Rodney F. Chase Rodney F. Chase	Director	February 20, 2020

/s/ Terrence J. Checki Terrence J. Checki	Director	February 20, 2020

/s/ Leonard S. Coleman Jr. Leonard S. Coleman Jr.	Director	February 20, 2020

/s/ Joaquín Duato Joaquín Duato	Director	February 20, 2020

/s/ Edith E. Holiday Edith E. Holiday	Director	February 20, 2020

/s/ dr. Risa Lavizzo-Mourey Dr. Risa Lavizzo-Mourey	Director	February 20, 2020

/s/ Marc S. Lipschultz Marc S. Lipschultz	Director	February 20, 2020

/s/ David Mcmanus David McManus	Director	February 20, 2020

/s/ dr. Kevin O. Meyers Dr. Kevin O. Meyers	Director	February 20, 2020

/s/ John P. Rielly John P. Rielly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2020

/s/ William G. Schrader William G. Schrader	Director	February 20, 2020