Form 10-Q
period 2020-03-31
HESS CORP
filed 2020-05-07
CIK 4447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

At March 31, 2020, there were 307,158,340 shares of Common Stock outstanding.

HESS CORPORATION

Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2020	2019
	(In millions,
	except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,080	$1,545
Accounts receivable:
From contracts with customers	600	940
Joint venture and other	194	230
Crude oil derivative contracts	1,098	125
Inventories	230	261
Other current assets	68	55
Total current assets	4,270	3,156
Property, plant and equipment:
Total — at cost	31,704	35,820
Less: Reserves for depreciation, depletion, amortization and lease impairment	16,893	19,006
Property, plant and equipment — net	14,811	16,814
Operating lease right-of-use assets — net	386	447
Finance lease right-of-use assets — net	187	299
Goodwill	360	360
Deferred income taxes	77	80
Other assets	626	626
Total Assets	$20,717	$21,782
Liabilities
Current Liabilities:
Accounts payable	$431	$411
Accrued liabilities	1,334	1,803
Taxes payable	33	97
Current maturities of long-term debt	3	—
Current portion of operating and finance lease obligations	146	199
Total current liabilities	1,947	2,510
Long-term debt	8,191	7,142
Long-term operating lease obligations	357	353
Long-term finance lease obligations	233	238
Deferred income taxes	328	415
Asset retirement obligations	929	897
Other liabilities and deferred credits	554	521
Total Liabilities	12,539	12,076
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 307,158,340 shares (2019: 304,955,472)	307	305
Capital in excess of par value	5,633	5,591
Retained earnings	1,021	3,535
Accumulated other comprehensive income (loss)	239	(699)
Total Hess Corporation stockholders’ equity	7,200	8,732
Noncontrolling interests	978	974
Total equity	8,178	9,706
Total Liabilities and Equity	$20,717	$21,782

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,354	$1,572
Other, net	15	27
Total revenues and non-operating income	1,369	1,599

Costs and Expenses
Marketing, including purchased oil and gas	378	408
Operating costs and expenses	303	266
Production and severance taxes	42	39
Exploration expenses, including dry holes and lease impairment	189	34
General and administrative expenses	102	87
Interest expense	113	98
Depreciation, depletion and amortization	561	498
Impairment	2,126	—
Total costs and expenses	3,814	1,430
Income (Loss) Before Income Taxes	(2,445)	169
Provision (benefit) for income taxes	(79)	94
Net Income (Loss)	(2,366)	75
Less: Net income (loss) attributable to noncontrolling interests	67	43
Net Income (Loss) Attributable to Hess Corporation	(2,433)	32
Less: Preferred stock dividends	—	4
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$(2,433)	$28

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$(8.00)	$0.09
Diluted	$(8.00)	$0.09
Weighted Average Number of Common Shares Outstanding:
Basic	304.0	297.4
Diluted	304.0	299.7
Common Stock Dividends Per Share	$0.25	$0.25

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
	(In millions)

Net Income (Loss)	$(2,366)	$75

Other Comprehensive Income (Loss):

Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(64)	(15)
Income taxes on effect of hedge (gains) losses reclassified to income	—	—
Net effect of hedge (gains) losses reclassified to income	(64)	(15)
Change in fair value of cash flow hedges	990	(346)
Income taxes on change in fair value of cash flow hedges	—	—
Net change in fair value of cash flow hedges	990	(346)
Change in derivatives designated as cash flow hedges, after taxes	926	(361)

Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	6
Income taxes on actuarial changes in plan liabilities	—	—
(Increase) reduction in unrecognized actuarial losses, net	—	6
Amortization of net actuarial losses	12	11
Income taxes on amortization of net actuarial losses	—	—
Net effect of amortization of net actuarial losses	12	11
Change in pension and other postretirement plans, after taxes	12	17
Other Comprehensive Income (Loss)	938	(344)

Comprehensive Income (Loss)	(1,428)	(269)
Less: Comprehensive income (loss) attributable to noncontrolling interests	67	43
Comprehensive Income (Loss) Attributable to Hess Corporation	$(1,495)	$(312)

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(2,366)	$75
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	561	498
Impairment	2,126	—
Exploratory dry hole costs	135	—
Exploration lease and other impairment	32	7
Stock compensation expense	29	27
Noncash (gains) losses on commodity derivatives, net	70	29
Provision (benefit) for deferred income taxes and other tax accruals	(85)	(1)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	258	(117)
(Increase) decrease in inventories	31	(29)
Increase (decrease) in accounts payable and accrued liabilities	(263)	(204)
Increase (decrease) in taxes payable	(63)	8
Changes in other operating assets and liabilities	(20)	(55)
Net cash provided by (used in) operating activities	445	238

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(740)	(521)
Additions to property, plant and equipment - Midstream	(78)	(150)
Payments for Midstream equity investments	—	(7)
Other, net	—	(2)
Net cash provided by (used in) investing activities	(818)	(680)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	60	199
Debt with maturities of greater than 90 days:
Borrowings	1,000	—
Repayments	—	(3)
Payments on finance lease obligations	(1)	(23)
Common stock acquired and retired	—	(25)
Cash dividends paid	(81)	(88)
Noncontrolling interests, net	(63)	(13)
Other, net	(7)	1
Net cash provided by (used in) financing activities	908	48

Net Increase (Decrease) in Cash and Cash Equivalents	535	(394)
Cash and Cash Equivalents at Beginning of Year	1,545	2,694
Cash and Cash Equivalents at End of Period	$2,080	$2,300

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
For the Three Months Ended March 31, 2020
Balance at January 1, 2020	$—	$305	$5,591	$3,535	$(699)	$8,732	$974	$9,706
Net income (loss)	—	—	—	(2,433)	—	(2,433)	67	(2,366)
Other comprehensive income (loss)	—	—	—	—	938	938	—	938
Share-based compensation	—	2	42	(5)	—	39	—	39
Dividends on common stock	—	—	—	(76)	—	(76)	—	(76)
Noncontrolling interests, net	—	—	—	—	—	—	(63)	(63)
Balance at March 31, 2020	$—	$307	$5,633	$1,021	$239	$7,200	$978	$8,178

For the Three Months Ended March 31, 2019
Balance at January 1, 2019	$1	$291	$5,386	$4,257	$(306)	$9,629	$1,259	$10,888
Net income (loss)	—	—	—	32	—	32	43	75
Other comprehensive income (loss)	—	—	—	—	(344)	(344)	—	(344)
Preferred stock conversion	(1)	12	(11)	—	—	—	—	—
Share-based compensation	—	1	28	—	—	29	—	29
Dividends on preferred stock	—	—	—	(4)	—	(4)	—	(4)
Dividends on common stock	—	—	—	(78)	—	(78)	—	(78)
Sale of water business to Hess Infrastructure Partners	—	—	78	—	—	78	(78)	—
Noncontrolling interests, net	—	—	—	—	—	—	(13)	(13)
Balance at March 31, 2019	$—	$304	$5,481	$4,207	$(650)	$9,342	$1,211	$10,553

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2020 and December 31, 2019, the consolidated results of operations for the three months ended March 31, 2020 and 2019, and consolidated cash flows for the three months ended March 31, 2020 and 2019.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by generally accepted accounting principles (GAAP) in the United States have been condensed or omitted from these interim financial statements.  These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

In the first quarter of 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses.  This ASU makes changes to the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments.  The standard requires the use of a forward-looking "expected loss" model compared with the prior "incurred loss" model.  We calculate expected credit losses for our receivables using the probability of default and the expected loss given default.  Historical data, current market conditions, and forecasts of future economic conditions are used to determine the probability of default and the expected loss given default.  The adoption of this ASU did not have a material impact to our financial statements.

2.  Impairment

Oil and Gas Properties:

As a result of the significant decline in crude oil prices due to the global economic slowdown from the coronavirus (COVID-19) pandemic, we reviewed our oil and gas properties within the Exploration and Production operating segment for impairment.  In the first quarter of 2020, we recognized pre-tax impairment charges to reduce the carrying value of our oil and gas properties and certain related right-of-use assets at the North Malay Basin in Malaysia by $755 million ($755 million after income taxes), the South Arne Field in Denmark by $670 million ($594 million after income taxes), and in the Gulf of Mexico, the Stampede Field by $410 million ($410 million after income taxes) and the Tubular Bells Field by $270 million ($270 million after income taxes) primarily as a result of a lower long-term crude oil price outlook.  The impairment charges were based on estimates of fair value determined by discounting internally developed future net cash flows, a Level 3 fair value measurement.  The total of the fair value estimates was approximately $1.05 billion.  Significant inputs used in determining the discounted future net cash flows include future prices, projected production volumes using risk adjusted oil and gas reserves, and discount rates.  The future pricing assumptions used were based on forward strip crude oil prices as of March 31, 2020 for the remainder of 2020 through 2022, and $50 per barrel for WTI ($55 per barrel for Brent) in 2023 and thereafter to the end of field life.  The weighted average crude oil benchmark price based on total projected crude oil volumes for the impaired assets was $48.82 per barrel.  A discount rate of 10% was used in each of the fair value measurements which represents the estimated discount rate a market participant would use.  We determined the discount rate by considering the weighted average cost of capital for a group of peer companies.

Other Assets:

In the first quarter of 2020, we recognized impairment charges totaling $21 million pre-tax ($20 million after income taxes) related to drilling rig right-of-use assets in the Bakken and surplus materials and supplies.

 3.  Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2020	2019
	(In millions)
Crude oil and natural gas liquids	$74	$92
Materials and supplies	156	169
Total Inventories	$230	$261

In the first quarter of 2020, we recognized charges of $53 million ($52 million after income taxes) recorded in Marketing, including purchased oil and gas to reflect crude oil inventories at quarter-end market value.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  Property Plant and Equipment

Capitalized Exploratory Well Costs:

The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the three months ended March 31, 2020 (in millions):

Balance at January 1, 2020	$584
Additions to capitalized exploratory well costs pending the determination of proved reserves	47
Capitalized exploratory well costs charged to expense	(125)
Balance at March 31, 2020	$506

In the first quarter of 2020, the Corporation expensed previously capitalized well costs of $125 million, primarily related to the northern portion of the Shenzi Field (Hess 28%) in the Gulf of Mexico due to reprioritization of the Corporation’s forward capital program in response to the significant decline in crude oil prices.  The table above does not include well costs incurred and expensed during 2020 of $10 million associated with the Oldfield-1 well in the Gulf of Mexico.  Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $319 million at March 31, 2020 and primarily related to:

Guyana: Approximately 80% of the capitalized well costs in excess of one year relate to twelve successful exploration wells where hydrocarbons were encountered on the Stabroek Block (Hess 30%), offshore Guyana.  The operator plans further appraisal drilling for certain fields and is conducting pre-development planning for additional phases of development beyond the two existing sanctioned phases of development.

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

Malaysia:  Approximately 10% of the capitalized well costs in excess of one year relate to the North Malay Basin (Hess 50%), offshore Peninsular Malaysia, where hydrocarbons were encountered in five successful exploration wells.  Subsurface evaluation and pre-development studies for future phases of development are ongoing.

5.  Hess Midstream LP

At March 31, 2020 Hess Midstream LP (Hess Midstream), a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $1,971 million (December 31, 2019: $1,941 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream include cash and cash equivalents totaling $3 million (December 31, 2019: $3 million) and property, plant and equipment with a carrying value of $3,029 million (December 31, 2019: $3,010 million).

6.  Debt

In the first quarter of 2020, the Corporation entered into a $1.0 billion three year term loan agreement with JPMorgan Chase Bank N.A. with a maturity date of March 16, 2023.  The term loan contains provisions that require us to reduce JPMorgan’s initial funded amount of $1.0 billion.  The Corporation is currently in the process of syndicating with other lenders.  Borrowings under the term loan bear interest at the applicable interest rates either, at the Corporation’s option, the adjusted LIBOR rate in effect from time to time or the alternate base rate (as described in the term loan agreement) plus the applicable margins specified in the term loan agreement, which generally vary based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt.  This loan has been classified as noncurrent in the consolidated balance sheet due to the Corporation’s ability and intent to refinance any amount we are unable to syndicate to other banks on a long-term basis through the Corporation’s existing $3.5 billion revolving credit facility with a maturity date of May 15, 2023.  The term loan agreement contains customary representations, warranties and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the term loan agreement) of the Corporation and its consolidated subsidiaries to 65%, and customary events of default.  At March 31, 2020, Hess Corporation had borrowings of $1.0 billion under this term loan agreement and was in compliance with this financial covenant.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Retirement Plans

Components of net periodic pension cost consisted of the following:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Service cost	$14	$10
Interest cost (a)	18	24
Expected return on plan assets (a)	(45)	(45)
Amortization of unrecognized net actuarial losses (a)	12	11
Pension (income) expense (a)	$(1)	$—

(a)  Net non-service pension cost included in Other, net in the Statement of Consolidated Income in the first quarter of 2020 was income of $15 million (2019: $10 million of income).

To preserve cash in 2020, we are minimizing non-required cash contributions to funded pension plans.  In 2020, we expect to contribute approximately $2 million to our funded pension plans.  Through March 31, 2020, we have contributed less than $1 million.

8.  Revenue

Revenue from contracts with customers on a disaggregated basis was as follows:

	Exploration and Production						Midstream	Eliminations	Total
	United States	Guyana	Malaysia & JDA	Denmark	Libya	E&P Total
	(In millions)
Three Months Ended March 31, 2020
Sales of our net production volumes:
Crude oil revenue	$656	$38	$2	$36	$—	$732	$—	$—	$732
Natural gas liquids revenue	49	—	—	—	—	49	—	—	49
Natural gas revenue	38	—	139	2	2	181	—	—	181
Sales of purchased oil and gas	324	1	—	—	—	325	—	—	325
Intercompany revenue	—	—	—	—	—	—	291	(291)	—
Total sales and other operating revenues before other operating revenues	1,067	39	141	38	2	1,287	291	(291)	1,287
Other operating revenues (a)	55	6	1	5	—	67	—	—	67
Total sales and other operating revenues	$1,122	$45	$142	$43	$2	$1,354	$291	$(291)	$1,354

Three Months Ended March 31, 2019
Sales of our net production volumes:
Crude oil revenue	$682	$—	$21	$16	$91	$810	$—	$—	$810
Natural gas liquids revenue	68	—	—	—	—	68	—	—	68
Natural gas revenue	42	—	180	3	6	231	—	—	231
Sales of purchased oil and gas	426	—	—	—	22	448	—	—	448
Intercompany revenue	—	—	—	—	—	—	190	(190)	—
Total sales and other operating revenues before other operating revenues	1,218	—	201	19	119	1,557	190	(190)	1,557
Other operating revenues (a)	15	—	—	—	—	15	—	—	15
Total sales and other operating revenues	$1,233	$—	$201	$19	$119	$1,572	$190	$(190)	$1,572
(a)	Includes gains (losses) on commodity derivatives.

There have been no significant changes to contracts with customers or composition thereof during the three months ended March 31, 2020.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.  Weighted Average Common Shares

The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Net income (loss) attributable to Hess Corporation Common Stockholders:
Net income (loss)	$(2,366)	$75
Less: Net income (loss) attributable to noncontrolling interests	67	43
Less: Preferred stock dividends	—	4
Net income (loss) attributable to Hess Corporation Common Stockholders	$(2,433)	$28

Weighted average number of common shares outstanding:
Basic	304.0	297.4
Effect of dilutive securities
Restricted common stock	—	1.2
Stock options	—	0.2
Performance share units	—	0.9
Diluted	304.0	299.7

The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended
	March 31,
	2020	2019
Restricted common stock	2,015,659	57,252
Stock options	4,086,340	3,394,418
Performance share units	1,296,356	65,661
Common shares from conversion of preferred stock	—	3,930,663

During the three months ended March 31, 2020, we granted 1,117,009 shares of restricted stock (2019: 941,082), 307,999 performance share units (2019: 234,866) and 686,639 stock options (2019: 526,968).

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

We periodically receive notices from the EPA that we are a “potential responsible party” under the Superfund legislation with respect to various waste disposal sites.  Under this legislation, all potentially responsible parties may be jointly and severally liable.  For any site for which we have received such a notice, the EPA’s claims or assertions of liability against us relating to these sites have not been fully developed, or the EPA’s claims have been settled or a settlement is under consideration, in all cases for amounts that are not material.  The ultimate impact of these proceedings, and of any related proceedings by private parties, on our business or accounts cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates but is not expected to be material.

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

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.  Segment Information

We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
	(In millions)
For the Three Months Ended March 31, 2020
Sales and Other Operating Revenues - Third parties	$1,354	$—	$—	$—	$1,354
Intersegment Revenues	—	291	—	(291)	—
Sales and Other Operating Revenues	$1,354	$291	$—	$(291)	$1,354

Net Income (Loss) attributable to Hess Corporation	$(2,371)	$61	$(123)	$—	$(2,433)
Depreciation, Depletion and Amortization	521	38	2	—	561
Impairment	2,126	—	—	—	2,126
Provision (Benefit) for Income Taxes	(77)	2	(4)	—	(79)
Capital Expenditures	609	57	—	—	666

For the Three Months Ended March 31, 2019
Sales and Other Operating Revenues - Third parties	$1,572	$—	$—	$—	$1,572
Intersegment Revenues	—	190	—	(190)	—
Sales and Other Operating Revenues	$1,572	$190	$—	$(190)	$1,572

Net Income (Loss) attributable to Hess Corporation	$109	$37	$(114)	$—	$32
Depreciation, Depletion and Amortization	464	34	—	—	498
Provision (Benefit) for Income Taxes	95	—	(1)	—	94
Capital Expenditures	515	127	—	—	642

Identifiable assets by operating segment were as follows:

	March 31,	December 31,
	2020	2019
	(In millions)
Exploration and Production	$14,302	$16,790
Midstream	3,519	3,499
Corporate, Interest and Other	2,896	1,493
Total	$20,717	$21,782

12.  Financial Risk Management Activities

In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations.  At March 31, 2020, these forward contracts relate to the British Pound and the Danish Krone.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.

The notional amounts of outstanding financial risk management derivative contracts were as follows:

	March 31, 2020	December 31, 2019
	(In millions)
Commodity - crude oil (millions of barrels)	41.3	54.9
Foreign exchange	$65	$90
Interest rate swaps	$100	$100

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For calendar year 2020 we have West Texas Intermediate (WTI) put options with an average monthly floor price of $55 per barrel for 130,000 barrels of oil per day (bopd), and Brent put options with an average monthly floor price of $60 per barrel for 20,000 bopd.

The table below reflects the gross and net fair values of risk management derivative instruments and their respective financial statement caption in the Consolidated Balance Sheet:

	Assets	Liabilities
	(In millions)
March 31, 2020
Derivative Contracts Designated as Hedging Instruments:
Crude oil derivative contracts	$1,098	$—
Interest rate - Other assets (noncurrent)	6	—
Total derivative contracts designated as hedging instruments	1,104	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange	—	(2)
Total derivative contracts not designated as hedging instruments	—	(2)
Gross fair value of derivative contracts	1,104	(2)
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$1,104	$(2)

December 31, 2019
Derivative Contracts Designated as Hedging Instruments:
Crude oil derivative contracts	$125	$—
Interest rate - Other assets (noncurrent)	1	—
Total derivative contracts designated as hedging instruments	126	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	126	(1)
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$126	$(1)

All fair values in the table above are based on Level 2 inputs.

Derivative contracts designated as hedging instruments:

Crude oil derivatives:  Crude oil hedging contracts increased Sales and other operating revenues by $64 million and $15 million in the first quarter of 2020 and 2019, respectively.  At March 31, 2020, pre-tax deferred gains in Accumulated other comprehensive income (loss) related to outstanding crude oil price hedging contracts were $831 million, all of which will be reclassified into earnings during the remainder of 2020 as the originally hedged crude oil sales are recognized in earnings.

Interest rate swaps designated as fair value hedges:  At March 31, 2020 and December 31, 2019, we had interest rate swaps with gross notional amounts totaling $100 million, which were designated as fair value hedges and relate to debt where we have converted interest payments on certain long-term debt from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In the first quarter of 2020, the change in fair value of interest rate swaps was an increase in the asset of $5 million (2019 Q1:  decrease in the liability of $1 million) with a corresponding adjustment in the carrying value of the hedged fixed-rate debt.

Derivative contracts not designated as hedging instruments:

Foreign exchange:  Foreign exchange gains and losses which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income were a loss of $1 million in the first quarter of 2020 (2019 Q1: $5 million gain).  A component of foreign exchange gain is the result of foreign exchange derivative contracts that are not designated as hedges which amounted to a net gain of $2 million in the first quarter of 2020 (2019 Q1: a net loss of less than $1 million).

Fair Value Measurement:

We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at March 31, 2020.  At March 31, 2020, total long-term debt, which was primarily comprised of fixed-rate debt instruments, had a carrying value of $8,194 million and a fair value of $6,468 million based on Level 2 inputs.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended March 31, 2020 included under Item 1.  Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below under the section entitled “Risk Factors” and those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids (NGLs), and natural gas with production operations located primarily in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA),  Malaysia, and Denmark. We conduct exploration activities primarily offshore Guyana, the U.S. Gulf of Mexico, and offshore Suriname and Canada.  At the Stabroek Block (Hess 30%), offshore Guyana, we have announced sixteen significant discoveries.  The Liza Phase 1 development achieved first production in December 2019, with peak production expected to reach up to 120,000 gross bopd.  The Liza Phase 2 development was sanctioned in the second quarter of 2019 and is expected to start up in 2022 with production reaching up to 220,000 gross bopd.

Our Midstream operating segment, which is comprised of Hess Corporation’s 47% consolidated ownership interest in Hess Midstream LP, provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.

Hess Response to Global Pandemic and Market Conditions

The COVID-19 pandemic continues to have a profound impact on society and industry.  The Corporation’s first priority in the midst of the COVID-19 pandemic has been the health and safety of the Hess workforce and local communities.  A multidisciplinary Hess emergency response team has been overseeing plans and precautions to reduce the risks of COVID-19 in the work environment while maintaining business continuity based on the most current recommendations by government and public health agencies.  The Corporation has implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at offshore platforms and onshore work sites wherever this can be done safely, and remote working arrangements for office workers.

In addition to the global health concerns of COVID-19, the pandemic has severely impacted demand for oil.  In response to the resulting sharp decline in oil prices, the Corporation’s focus is on preserving cash and capability, while protecting the long-term value of its assets.  Hess entered into a new $1.0 billion three-year term loan agreement and further reduced its E&P capital and exploratory budget for 2020 to $1.9 billion, a 37% reduction from the original budget of $3.0 billion.  This reduction will be achieved primarily by shifting from a six-rig program to one rig in the Bakken and deferring discretionary spending across the portfolio including a six to twelve month deferral in the development of the Payara Field and reduced 2020 drilling activity on the Stabroek Block offshore Guyana.

As a result of the unprecedented reduction in demand due to COVID-19, commercial storage in the United States is expected to reach capacity in the second quarter, which is requiring curtailments and shut-ins of production by the industry. To maximize the value of Hess production, the Corporation has chartered three very large crude carriers (VLCCs) to store 2 million barrels each of May, June and July Bakken crude oil production that is expected to be sold in the fourth quarter of 2020.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

Slowing economic activity caused by the pandemic has impacted natural gas nominations at the Corporation’s North Malay Basin (NMB) and JDA assets in Southeast Asia.  Production in the first quarter for NMB and JDA was 58,000 barrels of oil equivalent per day (boepd) compared to 68,000 boepd in the first quarter of 2019.  Nominations have been reduced due to the decline in business activity and production from NMB and JDA is forecast to be approximately 35,000 boepd in the second quarter and approximately 50,000 boepd for the full year 2020.  In Guyana, the operator has temporarily idled two of the four drilling rigs on the Stabroek Block due to pandemic-related travel restrictions.  The Liza Destiny floating production, offloading, and storage vessel (FPSO) is expected to reach its full capacity of 120,000 gross bopd, in June, with April gross production of approximately 75,000 bopd.  Despite pandemic-related delays, the Liza Phase 2 development remains on schedule to start production in 2022.

First Quarter Results

In the first quarter of 2020, we incurred a net loss of $2,433 million, compared with net income of $32 million in the first quarter of 2019.  Excluding items affecting comparability of earnings between periods detailed on page 22, we incurred an adjusted net loss of $182 million in the first quarter of 2020.  The decline in adjusted first quarter 2020 results, compared with the prior-year quarter, primarily reflects lower realized selling prices from the weak commodity price environment, partially offset by higher production volumes.

Net cash provided by operating activities was $445 million in the first quarter of 2020, compared with $238 million in the first quarter of 2019.  Net cash provided by operating activities before changes in operating assets and liabilities were $502 million in the first quarter of 2020 and $635 million in the first quarter of 2019.  Capital expenditures were $666 million in the first quarter of 2020 and $642 million in the first quarter of 2019.

2020 Outlook

With our revised capital and exploratory budget of $1.9 billion, we forecast oil and gas production in 2020, excluding Libya, to be approximately 320,000 boepd, which is down from the original guidance range of 330,000 boepd to 335,000 boepd.  We have in excess of 80% of our forecasted crude oil production for the remainder of 2020 hedged with $55 WTI put options for 130,000 bopd and $60 Brent put options for 20,000 bopd.  We also have no near-term debt maturities aside from the new term loan in March 2023.

In 2020, based on current forward strip crude oil prices, we expect cash flow from operating activities, including settlements from crude oil put option contracts, cash and cash equivalents existing at March 31, 2020 of $2.1 billion, and our available committed revolving credit facility will be sufficient to fund our capital investment program and dividends. Due to the weak commodity price environment, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: further reduce the planned capital program and other cash outlays, including dividends, issue debt or equity securities, and pursue asset sales.

PART I - FINANCIAL INFORMATION (CONT’D.)

Overview (continued)

Exploration and Production Results

In the first quarter of 2020, E&P had a net loss of $2,371 million, compared with net income of $109 million in the first quarter of 2019.  Excluding items affecting comparability of earnings between periods, the adjusted net loss for the first quarter of 2020 was $120 million.  Total net production, excluding Libya, averaged 344,000 boepd in the first quarter of 2020, compared with 278,000 boepd in the first quarter of 2019.  The average realized crude oil selling price, including hedging, was $45.94 per barrel, down from $55.91 per barrel in the first quarter of 2019.  The average realized NGLs selling price in the first quarter of 2020 was $9.32 per barrel, down from $18.46 per barrel in the prior-year quarter, while the average realized natural gas selling price was $3.16 per thousand cubic feet (mcf), down from $4.43 per mcf in the first quarter of 2019.

The following is an update of our ongoing E&P activities:

•

In North Dakota, net production from the Bakken oil shale play averaged 190,000 boepd for the first quarter of 2020 (2019 Q1: 130,000 boepd), with net oil production up 34% to 114,000 bopd from 85,000 bopd in the year-ago period, primarily due to increased drilling activity and improved well performance.  Natural gas and NGLs production were also higher due to the increased drilling activity, as well as additional natural gas captured with the start-up of the Little Missouri 4 natural gas processing plant in July 2019 and additional NGLs received under percentage of proceeds contracts resulting from lower prices.  The Corporation operated six rigs in the first quarter, drilling 41 wells, completing 50 wells and bringing 37 new wells online.  We forecast net production to average approximately 175,000 boepd for full year 2020 versus original guidance of 180,000 boepd, reflecting a reduction in the rig count to one from six by the end of May in response to the weak commodity price environment.  To date, we have chartered three VLCCs to store 2 million barrels each of May, June and July Bakken crude oil production that is expected to be sold in the fourth quarter of 2020, to maximize the value of Hess production.

•

In the Gulf of Mexico, net production for the first quarter of 2020 averaged 74,000 boepd (2019 Q1: 70,000 boepd).  The Esox-1 oil discovery in Mississippi Canyon (Hess - 57%) achieved first production in February as a low-cost tieback to the Tubular Bells production facilities.

•

At the Stabroek Block (Hess - 30%), offshore Guyana, net production from the Liza Phase 1 development for the first quarter of 2020 averaged 15,000 bopd following first production in December 2019.  The operator, Esso Exploration and Production Guyana Limited, expects the Liza Destiny FPSO to reach full capacity of 120,000 gross bopd in June.  The first one million barrel cargo of oil allocated to Hess was sold in March 2020.

Phase 2 of the Liza Field development, which will utilize the Liza Unity FPSO with an expected capacity of up to 220,000 gross bopd, remains on target to achieve first oil in 2022.  A third development, Payara, with expected production capacity of up to 220,000 gross bopd, is planned.  Pending government approval to proceed, some 2020 activities at Payara are now being deferred, creating a potential delay in first production of six to twelve months beyond the initial start-up target in 2023.

As previously announced a 16th discovery was made in the first quarter at the Uaru-1 well, which encountered approximately 94 feet of high-quality oil-bearing sandstone reservoir and is located approximately 10 miles northeast of the Liza Field.

•

In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 32,000 boepd for the first quarter of 2020 (2019 Q1: 37,000 boepd), including contribution from unitized acreage in Malaysia.  Net production from North Malay Basin, offshore Peninsular Malaysia, averaged 26,000 boepd for the first quarter of 2020 (2019 Q1: 31,000 boepd).

•

At the Waha fields (Hess - 8%), onshore Libya, production ceased following the declaration of force majeure in January by the Libyan National Oil Corporation as a result of civil unrest.  Net production averaged 5,000 boepd for the first quarter of 2020 (2019 Q1: 21,000 boepd).

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations

The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended
	March 31,
	2020	2019
	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(2,371)	$109
Midstream	61	37
Corporate, Interest and Other	(123)	(114)
Total	$(2,433)	$32

Net Income (Loss) Attributable to Hess Corporation Per Common Share - Diluted (a)	$(8.00)	$0.09
(a)	Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of diluted shares.

Items Affecting Comparability of Earnings Between Periods

The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$(2,251)	$—
Midstream	—	—
Corporate, Interest and Other	—	—
Total	$(2,251)	$—

The items in the table above are explained on page 22.

Reconciliations of GAAP and non-GAAP measures

The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$(2,433)	$32
Less: Total items affecting comparability of earnings between periods, after-tax	(2,251)	—
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(182)	$32

The following table reconciles reported net cash provided by (used in) operating activities and cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$445	$238
Less: Changes in operating assets and liabilities	(57)	(397)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$502	$635

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on page 22.  Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.

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

Comparison of Results

Exploration and Production

Following is a summarized income statement of our E&P operations:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,354	$1,572
Other, net	8	20
Total revenues and non-operating income	1,362	1,592
Costs and Expenses
Marketing, including purchased oil and gas	425	434
Operating costs and expenses	214	213
Production and severance taxes	42	39
Midstream tariffs	241	162
Exploration expenses, including dry holes and lease impairment	189	34
General and administrative expenses	52	42
Depreciation, depletion and amortization	521	464
Impairment	2,126	—
Total costs and expenses	3,810	1,388
Results of Operations Before Income Taxes	(2,448)	204
Provision (benefit) for income taxes	(77)	95
Net Income (Loss) Attributable to Hess Corporation	$(2,371)	$109

Excluding the E&P items affecting comparability of earnings between periods detailed on page 22, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization (DD&A), exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Selling Prices:  Lower realized selling prices in the first quarter of 2020 decreased after-tax results by approximately $235 million, compared to the same period in 2019.  Average selling prices were as follows:

	Three Months Ended
	March 31,
	2020	2019
Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
Onshore	$44.05	$52.16
Offshore	49.33	59.30
Total United States	45.63	54.76
Guyana	43.26	—
Malaysia and JDA	51.24	59.38
Denmark	55.60	67.26
Libya	—	62.71
Worldwide	45.94	55.91

Crude Oil – Per Barrel (Excluding Hedging)
United States
Onshore	$40.54	$50.91
Offshore	45.65	58.05
Total United States	42.07	53.51
Guyana (b)	36.79	—
Malaysia and JDA	51.24	59.38
Denmark	49.14	67.26
Libya	—	62.71
Worldwide	42.08	54.84

Natural Gas Liquids – Per Barrel
United States
Onshore	$9.31	$18.69
Offshore	9.39	17.21
Worldwide	9.32	18.46

Natural Gas – Per Mcf
United States
Onshore	$1.28	$2.46
Offshore	1.32	2.54
Total United States	1.30	2.50
Malaysia and JDA	4.71	5.28
Denmark	3.73	4.02
Libya	4.89	5.14
Worldwide	3.16	4.43
(a)

Selling prices in the United States are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees Worldwide selling prices for the first quarter of 2020 were $49.44 (Q1 2019: $59.18) per barrel for crude oil (including hedging), $45.58 (Q1 2019: $58.11) per barrel for crude oil (excluding hedging), $9.52 (Q1 2019: $18.62) per barrel for NGLs and $3.26 (Q1 2019: $4.49) per mcf for natural gas.

(b)

Hess Corporation sold its first allocated one million barrel cargo of oil from the Liza Field in March 2020.  The realized price reflects the Brent benchmark prices used in the pricing formula at the time of sale in March.

Crude oil hedging activities were a net gain of $64 million before and after income taxes in the first quarter of 2020, and a net gain of $15 million before and after income taxes in the first quarter of 2019.  For calendar year 2020, we have WTI put options with an average monthly floor price of $55 per barrel for 130,000 bopd, and Brent put options with an average monthly floor price of $60 per barrel for 20,000 bopd.  At March 31, 2020, the fair value of the put option contracts was $1,098 million.  Sales volumes will be underlifted by approximately 4 million barrels of oil in the second quarter and 2 million barrels of oil in the third quarter as a result of using the VLCCs.  While we will receive cash for settlement gains as the $55 WTI put option contracts mature, the net realized gain on contracts associated with the 6 million barrels of underlifted oil, comprised of the cash settlement less the associated amortization of premiums paid, will be deferred until the volumes stored in the VLCCs are sold.  We now expect noncash put option premium amortization, which will be reflected in realized selling prices, to reduce our second quarter results by approximately $50 million and reduce our full year 2020 results by approximately $280 million, which is unchanged from our previous full-year guidance.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Crude Oil – Barrels
United States
North Dakota (a)	114	86
Offshore	48	49
Total United States	162	135
Guyana	15	—
Malaysia and JDA	4	4
Denmark	6	6
Libya	4	19
Total	191	164

Natural Gas Liquids – Barrels
United States
North Dakota (a)	49	34
Offshore	7	6
Total United States	56	40

Natural Gas – Mcf
United States
North Dakota (a)	162	79
Offshore	113	92
Total United States	275	171
Malaysia and JDA	325	381
Denmark	6	7
Libya	5	13
Total	611	572

Barrels of Oil Equivalent (b)	349	299

Crude oil and natural gas liquids as a share of total production	71%	68%
(a)	Net production from the Bakken was 190,000 boepd in the first quarter of 2020 compared with 130,000 boepd in the first quarter of 2019.
(b)

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

We forecast net production, excluding Libya, to be in the range of 310,000 boepd to 315,000 boepd for the second quarter and approximately 320,000 boepd for the full year of 2020.

United States:  North Dakota net oil production was higher in the first quarter of 2020, compared to the year-ago quarter, primarily due to increased drilling activity and improved well performance.  North Dakota net natural gas and NGLs production was higher in the first quarter of 2020, compared to the year-ago quarter, also due to the increased drilling activity, as well as additional natural gas captured with the start-up of the Little Missouri 4 natural gas processing plant in July 2019 and additional NGLs received under percentage of proceeds contracts resulting from lower NGLs commodity pricing.  Total offshore net production in the first quarter of 2020 was comparable to the year-ago quarter.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

International:  Net production at Guyana was higher in the first quarter of 2020, compared to the year-ago quarter, due to commencement of production from the Liza Phase 1 development in December 2019.  Net production at Libya was lower due to production cessation in February 2020 following the declaration of force majeure by the Libyan National Oil Corporation caused by civil unrest.  Net production was lower at Malaysia and JDA primarily due to lower nominations on reduced gas demand from COVID-19 restrictions.

Sales Volumes:  The impact of higher sales volumes improved after-tax results by approximately $185 million in the first quarter of 2020, compared to the first quarter of 2019.  Worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Crude oil – barrels	16,052	13,940
Natural gas liquids – barrels	5,097	3,631
Natural gas – mcf	55,620	51,435
Barrels of Oil Equivalent (a)	30,419	26,144

Crude oil – barrels per day	176	155
Natural gas liquids – barrels per day	56	40
Natural gas – mcf per day	611	572
Barrels of Oil Equivalent Per Day (a)	334	290
(a)

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

Marketing, including purchased oil and gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. marketing activities.  Marketing expense was lower in the first quarter of 2020, compared with the corresponding period in 2019, primarily due to lower benchmark crude oil prices on purchased volumes partially offset by higher purchased volumes and a $53 million pre-tax charge for crude oil inventory valuation.

Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses.  Cash operating costs increased on an absolute basis and decreased on a per barrel basis in the first quarter of 2020, compared with the corresponding period in 2019, due to a higher proportion of lower-cost production from the Bakken.

Midstream Tariffs Expense:  Tariffs expense increased from 2019, primarily due to higher throughput volumes in 2020.  We estimate Midstream tariffs expense to be in the range of $215 million to $230 million in the second quarter and in the range of $905 million to $930 million for the full year 2020.

DD&A:  DD&A expenses were higher in the first quarter of 2020 on an absolute basis, compared with the corresponding period in 2019, reflecting higher production volumes.  DD&A expense on a per-unit basis was lower in the first quarter of 2020, compared with the corresponding period in 2019, primarily due to the year-over-year mix of production.

Unit Costs:  Unit cost per barrel of oil equivalent (boe) information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual		Forecast range (a)
	Three Months Ended		Three Months Ended	Twelve Months Ended
	March 31,		June 30,	December 31,
	2020	2019	2020	2020
Cash operating costs (b)	$9.70	$11.00	$10.00 — $10.50	$10.00 — $10.50
DD&A (c)	16.44	17.25	14.00 — 15.00	15.00 — 16.00
Total Production Unit Costs	$26.14	$28.25	$24.00 — $25.50	$25.00 — $26.50
(a)	Forecast information excludes any contribution from Libya.
(b)	Cash operating costs per boe, excluding Libya, were $9.61 in the first quarter of 2020, compared to $11.54 in the first quarter of 2019.
(c)	DD&A per boe, excluding Libya, was $16.64 in the first quarter of 2020, compared to $18.37 in the first quarter of 2019.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Exploratory dry hole costs (a)	$135	$—
Exploration lease and other impairment (b)	32	7
Geological and geophysical expense and exploration overhead	22	27
Total Exploration Expense	$189	$34
(a)

First quarter 2020 primarily relates to previously capitalized exploratory wells (see Items Affecting Comparability of Earnings Between Periods below) and the Oldfield-1 exploration well in the Gulf of Mexico.

(b)	First quarter 2020 includes impaired leasehold costs due to a reprioritization of the Corporation’s forward capital program.

Exploration expenses, excluding dry hole expense, are estimated to be in the range of $35 million to $40 million in the second quarter of 2020 and $145 million to $155 million for the full year of 2020.

Income Taxes:  The decline in income tax expense in the first quarter of 2020, compared to the year-ago quarter, is primarily due to lower pre-tax income in Libya as a result of the declaration of force majeure in January 2020.  Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense was $9 million, compared with an expense of $2 million in the first quarter of 2019.  Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense is expected to be an expense in the range of $5 million to $10 million for the second quarter of 2020 and $20 million to $30 million for the full year of 2020.

Items Affecting Comparability of Earnings Between Periods:

The following table summarizes, on a pre-tax and an after-tax basis, income (expense) items affecting comparability of E&P earnings between periods:

	Three Months Ended
	March 31,
	Pre-tax		After-tax
	2020	2019	2020	2019
	(In millions)
Impairment	$(2,126)	$—	$(2,049)	$—
Dry hole, lease impairment and other exploration expenses	(152)	—	(150)	—
Crude oil inventories write-down	(53)	—	(52)	—
	$(2,331)	$—	$(2,251)	$—

Impairment:  In the first quarter of 2020, we recorded noncash impairment charges totaling $2.1 billion ($2.0 billion after income taxes) related to our oil and gas properties at North Malay Basin in Malaysia, the South Arne Field in Denmark, and the Stampede Field and the Tubular Bells Field in the Gulf of Mexico, primarily as a result of a lower long-term crude oil price outlook.  Other charges totaling $21 million pre-tax ($20 million after income taxes) related to drilling rig right-of-use assets in the Bakken and surplus materials and supplies.  See Note 2, Impairment in the Notes to Consolidated Financial Statements.

Dry hole, lease impairment and other exploration expenses:  In the first quarter of 2020, we incurred pre-tax charges totaling $152 million ($150 million after income taxes), primarily related to the write-off of previously capitalized exploratory wells in the Gulf of Mexico as detailed in Note 4, Property, plant and equipment in the Notes to Consolidated Financial Statements, and to impair certain exploration leasehold costs.

Crude oil inventories write-down:  In the first quarter of 2020, we incurred a pre-tax charge of $53 million ($52 million after income taxes) to reduce crude oil inventories to their net realizable value.  These charges are included in Marketing, including purchased oil and gas in the Statement of Consolidated Income.   See Note 3, Inventories in the Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Midstream

Following is a summarized income statement for our Midstream operations:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$291	$190
Other, net	2	—
Total revenues and non-operating income	293	190

Costs and Expenses
Operating costs and expenses	92	55
General and administrative expenses	8	6
Depreciation, depletion and amortization	38	34
Interest expense	25	15
Total costs and expenses	163	110

Results of Operations Before Income Taxes	130	80
Provision (benefit) for income taxes	2	—
Net Income (Loss)	128	80
Less: Net income (loss) attributable to noncontrolling interests	67	43
Net Income (Loss) Attributable to Hess Corporation	$61	$37

Sales and other operating revenues for the first quarter of 2020 increased, compared to the first quarter of 2019, primarily due to higher throughput volumes and increased rail transportation revenues associated with third-party services.  Operating costs and expenses for the first quarter of 2020 increased, compared to the first quarter of 2019, primarily due to higher maintenance activity, and increased third-party rail transportation charges.

The increase in interest expense from 2019 reflects higher borrowings by the Midstream business.

Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $40 million to $50 million in the second quarter of 2020 and in the range of $185 million to $195 million for the full year of 2020.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations (continued)

Corporate, Interest and Other

The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$39	$32
Interest expense	88	90
Less: Capitalized interest	—	(7)
Interest expense, net	88	83
Corporate, Interest and Other expenses before income taxes	127	115
Provision (benefit) for income taxes	(4)	(1)
Net Corporate, Interest and Other expenses after income taxes	123	114
Items affecting comparability of earnings between periods, after-tax	—	—
Total Corporate, Interest and Other Expenses After Income Taxes	$123	$114

Corporate and other expenses were higher in the first quarter of 2020, primarily due to a charge of $7 million for legal costs related to former downstream businesses.  Interest expense, net was higher in the first quarter of 2020, compared to the first quarter of 2019, due to the cessation of capitalized interest at the Liza Field, offshore Guyana, upon commencement of production in December 2019.

Second quarter 2020 corporate expenses are expected to be in the range of $25 million to $30 million, and interest expense is expected to be in the range of $95 million to $100 million.  We estimate corporate expenses for full year 2020 to be in the range of $115 million to $125 million, and interest expense to be in the range of $375 million to $385 million.

Other Items Potentially Affecting Future Results

Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, NGLs and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, crude oil storage capacity, political risk, environmental risk and catastrophic risk, including risks associated with COVID-19.  For a more comprehensive description of the risks that may affect our business, see the section entitled Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Proved reserves are calculated using the average price during the twelve month period before December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2019 were $55.73 per barrel for WTI and $62.54 per barrel for Brent, which are significantly higher than crude oil prices at March 31, 2020 (WTI - $20.48 per barrel; Brent - $17.68 per barrel).  If crude oil prices for the rest of 2020 remain significantly below prices used for proved reserves at December 31, 2019, proved reserves at December 31, 2020 could be significantly lower than proved reserves at December 31, 2019.  It is difficult to estimate the magnitude of any net negative change in proved reserves that may result from lower crude oil prices due to a number of factors that are currently unknown, including 2020 crude oil prices, any revisions in proved reserves that may occur based on 2020 reservoir performance, the levels to which industry costs will decline in response to lower prices, and management’s plans as of December 31, 2020 for developing proved undeveloped reserves.  Any changes in proved reserves will impact depreciation, depletion and amortization expense and the Standardized Measure of Discounted Future Net Cash Flows.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

	March 31,	December 31,
	2020	2019
	(In millions, except ratio)
Cash and cash equivalents (a)	$2,080	$1,545
Current maturities of long-term debt	3	—
Total debt (b)	8,194	7,142
Total equity	8,178	9,706
Debt to capitalization ratio as defined under debt covenants (c)	42.0%	39.6%
(a)	Includes $3 million of cash attributable to our Midstream segment, at March 31, 2020 (December 31, 2019: $3 million).
(b)	At March 31, 2020, includes $1,815 million of debt outstanding from our Midstream Segment (December 31, 2019: $1,753 million) that is non-recourse to Hess Corporation.
(c)

Total debt (including finance lease obligations) as a percentage of the sum of total debt (including finance lease obligations) plus equity (excluding impact of noncash impairment charges) as defined under debt covenants.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Net cash provided by (used in):
Operating activities	$445	$238
Investing activities	(818)	(680)
Financing activities	908	48
Net Increase (Decrease) in Cash and Cash Equivalents	$535	$(394)

Operating activities:  Net cash provided by operating activities was $445 million in the first quarter of 2020, compared to $238 million in the first quarter of 2019.  Changes in operating assets and liabilities was a use of cash of $57 million in the first quarter of 2020, and a use of cash of $397 million in the first quarter of 2019, which included a one-time payment of approximately $130 million to our joint venture partner for its share of sale/leaseback proceeds related to our sale of the North Malay Basin floating storage and offloading vessel that we received in 2018.

Investing activities:  Additions to property, plant and equipment of $818 million in the first quarter of 2020 were up $147 million compared with the corresponding period in 2019.  The increase primarily reflects higher activity in the Bakken and Gulf of Mexico and first quarter payments on accrued fourth quarter 2019 capital expenditures.  The first quarter of 2019 included Midstream additions of approximately $90 million associated with the Summit acquisition.

The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(609)	$(515)
Increase (decrease) in related liabilities	(131)	(6)
Additions to property, plant and equipment - E&P	$(740)	$(521)

Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(57)	$(127)
Increase (decrease) in related liabilities	(21)	(23)
Additions to property, plant and equipment - Midstream	$(78)	$(150)

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Financing activities: Borrowings in the first quarter of 2020 include $1.0 billion related to our new three-year term loan.   Hess Midstream borrowed a total of $60 million from their revolving credit facilities in the first quarter of 2020 and $199 million in the first quarter of 2019.  We paid common stock dividends totaling $81 million in the first quarter of 2020, compared to common stock and preferred dividends of $88 million in the first quarter of 2019.  In addition, net cash outflows to noncontrolling interests were $63 million in the first quarter of 2020 and $13 million in the first quarter of 2019.

Future Capital Requirements and Resources

At March 31, 2020, we had $2.1 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.9 billion.  Our fully undrawn $3.5 billion committed revolving credit facility matures in May 2023, and we have no significant near-term debt maturities aside from the new term loan in March 2023.  Oil and gas production in 2020, excluding Libya, is forecast to be approximately 320,000 boepd.  We have more than 80% of our remaining crude oil production in 2020 hedged with $55 WTI put options for 130,000 bopd and $60 Brent put options for 20,000 bopd.

Net cash provided by operating activities was $445 million in the first quarter of 2020, compared with $238 million in the first quarter of 2019.  Net cash provided by operating activities before changes in operating assets and liabilities was $502 million in the first quarter of 2020 and $635 million in the first quarter of 2019.  Capital expenditures were $666 million in the first quarter of 2020 and $642 million in the first quarter of 2019.  In 2020, based on current forward strip crude oil prices, we expect cash flow from operating activities, including settlements from crude oil put option contracts, cash and cash equivalents existing at March 31, 2020, and our available committed revolving credit facility will be sufficient to fund our capital investment program and dividends. Due to the weak commodity price environment, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: further reduce the planned capital program and other cash outlays, including dividends, issue debt or equity securities, and pursue asset sales.

  The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at March 31, 2020:

				Letters of
	Expiration			Credit	Total	Available
	Date	Capacity	Borrowings	Issued	Used	Capacity
		(In millions)
Hess Corporation
Revolving credit facility	May 2023	$3,500	$—	$—	$—	$3,500
Committed lines	Various (a)	345	—	54	54	291
Uncommitted lines	Various (a)	205	—	205	205	—
Total - Hess Corporation		$4,050	$—	$259	$259	$3,791

Midstream
Revolving credit facility (b)	December 2024	$1,000	$92	$—	$92	$908
Total - Midstream		$1,000	$92	$—	$92	$908
(a)	Committed and uncommitted lines have expiration dates through 2020.
(b)	This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.

Hess Corporation:

In the first quarter of 2020, the Corporation entered into a $1.0 billion three year term loan agreement with JPMorgan Chase Bank N.A. with a maturity date of March 16, 2023.  The term loan agreement contains provisions that require us to reduce JPMorgan’s initial funded amount of $1.0 billion. The Corporation is currently in the process of syndicating with other lenders.  Borrowings under the term loan bear interest at the applicable interest rates either, at the Corporation’s option, the adjusted LIBOR rate in effect from time to time or the alternate base rate (as described in the term loan agreement) plus the applicable margins specified in the term loan agreement, which generally vary based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt.  This loan has been classified as noncurrent in the consolidated balance sheet due to the Corporation’s ability and intent to refinance any amount we are unable to syndicate to other banks on a long-term basis through the Corporation’s existing $3.5 billion revolving credit facility with a maturity date of May 15, 2023.  The term loan agreement contains customary representations, warranties and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the term loan agreement) of the Corporation and its consolidated subsidiaries to 65%, and customary events of default.  At March 31, 2020, Hess Corporation had borrowings of $1.0 billion under this term loan agreement and was in compliance with this financial covenant.

At March 31, 2020, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility and was in compliance with its financial covenants.

PART I - FINANCIAL INFORMATION (CONT’D.)

Liquidity and Capital Resources (continued)

Two of the three major credit rating agencies that rate our debt have assigned an investment grade rating.  In March 2020, Standard and Poor’s Ratings Services affirmed our credit rating at BBB- and revised the outlook to negative (from stable) while Fitch Ratings assigned a BBB- rating to the $1.0 billion term loan, with no change to our BBB- credit rating and stable outlook.  In March 2020, Moody’s Investors Service affirmed our credit rating at Ba1 with stable outlook, which is below investment grade.

We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

Midstream:

At March 31, 2020, Hess Midstream Operations LP (formerly Hess Midstream Partners LP, or HESM Opco), a consolidated subsidiary of Hess Midstream LP, had $1.4 billion of senior secured syndicated credit facilities maturing December 16, 2024, consisting of a $1.0 billion 5-year revolving credit facility and a fully drawn $400 million 5-year term loan A facility.  The revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes.  Borrowings under the 5-year term loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities).  If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time.  The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter.  HESM Opco was in compliance with these financial covenants at March 31, 2020.  The credit facilities are secured by first-priority perfected liens on substantially all the presently owned and after-acquired assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions.  At March 31, 2020, borrowings of $92 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $400 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan A facility.  Borrowings under these credit facilities are non-recourse to Hess Corporation.

PART I - FINANCIAL INFORMATION (CONT’D.)

Market Risk Disclosures

We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 12, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.

We have outstanding foreign exchange contracts with notional amounts totaling $65 million at March 31, 2020 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% weakening in the U.S. Dollar exchange rate is estimated to be a loss of less than $5 million at March 31, 2020.

At March 31, 2020, our total long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,194 million and a fair value of $6,468 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $500 million or $590 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

At March 31, 2020, we have outstanding WTI and Brent crude oil put option contracts.  As of March 31, 2020, an assumed 10% increase in the forward WTI and Brent crude oil prices used in determining the fair value of our put options would reduce the fair value of these derivative instruments by approximately $115 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $125 million.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature.  Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; estimates of our crude oil and natural gas reserves and levels of production; benchmark prices of crude oil, natural gas liquids and natural gas and our associated realized price differentials; our projected budget and capital and exploratory expenditures; our plan to syndicate the $1 billion term loan; expected timing and completion of our development projects; and future economic and market conditions in the oil and gas industry.

Forward-looking statements are based on our current understanding, assessments, estimates and projections of relevant factors and reasonable assumptions about the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations of future results expressed or implied by these forward-looking statements.  The following important factors could cause actual results to differ materially from those in our forward-looking statements:

•

fluctuations in market prices of crude oil, natural gas liquids and natural gas and competition in the oil and gas exploration and production industry, including as a result of the global COVID-19 pandemic;

•

potential disruption or interruption of our operations due to catastrophic events, such as accidents, severe weather, geological events, shortages of skilled labor, cyber-attacks or health measures related to COVID-19;

•

reduced demand for our products, including due to the global COVID-19 pandemic or the outbreak of any other public health threat, or due to the impact of competing or alternative energy products and political conditions and events, such as instability, changes in governments, armed conflict and economic sanctions;

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

PART I - FINANCIAL INFORMATION (CONT’D.)

Cautionary Note Regarding Forward-Looking Statements (continued)

•

any limitations on our access to capital or increase in our cost of capital, including our ability to fully syndicate the term loan, as a result of weakness in the oil and gas industry or negative outcomes within commodity and financial markets;

•	liability resulting from litigation, including heightened risks associated with being a general partner of Hess Midstream LP; and
•

other factors described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as any additional risks described in our other filings with the SEC.

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

Item 4.   Controls and Procedures.

Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2020.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

Information regarding legal proceedings is contained in Note 10, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.   Risk Factors.

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, includes certain risk factors that could materially affect our business, financial condition, or future results.  Those risk factors have not materially changed, except as set forth and as supplemented below:

Our business and operations have been and may continue to be adversely affected by the COVID-19 global pandemic or other similar public health developments and the recent reduced demand for oil and natural gas.

The COVID-19 global pandemic and related actions taken by governments and businesses, including voluntary and mandatory quarantines and travel and other restrictions, has resulted in a significant and swift reduction in economic activity.  As a result of the COVID-19 pandemic, our operations, and those of our business partners, service companies and suppliers, have experienced and may continue to experience adverse effects, including disruptions, delays or temporary suspensions of operations and supply chains; temporary inaccessibility or closures of facilities; and workforce impacts from illness, school closures and other community response measures.  We have implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at offshore platforms and onshore work sites wherever this can be done safely, and remote working arrangements for office workers.  To the extent we or our business partners, service companies or suppliers continue to experience restrictions or other effects, our financial condition, results of operations and future expansion projects may be adversely affected.

The timeline and potential magnitude of the COVID-19 pandemic is currently unknown.  In addition to the global health concerns of COVID-19, the pandemic has negatively affected the United States and global economy and severely adversely impacted demand for oil and natural gas.  The continuation or amplification of the outbreak of COVID-19 could result in further economic downturn that may affect our operating results in the long-term.  In addition, the effects of COVID-19 and concerns regarding its global spread have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility and adversely affected the demand for and marketability of crude oil, natural gas and NGLs, and resulting increased demand for commercial storage which could require further curtailments and shut-ins of production by the industry.  In the event one or more of our business partners is adversely affected by COVID-19 or the current market environment, that may impact our costs and ability to conduct business with them.  In addition, we may face an increased risk of changes in the regulation related to our business, such as the imposition of limitations on the production of oil and gas by states or other jurisdictions, that may result in additional limits on our products.  We also are subject to litigation risk and possible loss contingencies related to COVID-19, including with respect to commercial contracts, employee matters and insurance arrangements.  We may face additional asset impairments, decreases in proved reserves, along with other accounting charges as demand for crude oil, natural gas and NGLs decreases.  The current environment may make it more difficult to syndicate our term loan and comply with our covenants and other restrictions in agreements governing our debt, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity.

As the potential impact from the COVID-19 pandemic is difficult to predict, the extent to which it may negatively affect our operating results is uncertain.  Any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control.  To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our annual report on Form 10-K for the year ended December 31, 2019.

PART II – OTHER INFORMATION (CONT’D.)

Item 2.   Share Repurchase Activities.

Our common share repurchase activities for the three months ended March 31, 2020, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c) (In millions)
January	—	$—	—	$650
February	—	—	—	650
March	35,202	32.34	—	650
Total	35,202	$32.34	—
(a)

Represents common shares repurchased at a price of $32.32 per common share on the open market, of which substantially all were granted to Directors in accordance with the Non-Employee Directors’ Stock Plan.

(b)	The average price paid per share was inclusive of transaction fees.
(c)

In March 2013, we announced that our Board of Directors approved a stock repurchase program that authorized the purchase of common stock up to a value of $4.0 billion.  In May 2014, the share repurchase program was increased to $6.5 billion and in March 2018, it was increased further to $7.5 billion.

Item 5.   Other Information.

On May 6, 2020, the Board of Directors of the Corporation approved and adopted amendments to the Corporation’s By-Laws (as amended, the By-Laws), to help facilitate the conduct of a virtual annual meeting of stockholders in 2020 as a result of the COVID-19 pandemic.

Article III, Section 1 of the By-Laws was amended to clarify that the Corporation’s meetings of stockholders may be held by means of remote communications and to permit appropriate arrangements relevant to such a meeting, including without limitation, arrangements as to format, procedures and notices, in accordance with applicable law.

The foregoing summary description of the amendments to the By-Laws is subject to, and qualified in its entirety by reference to, the full text of the amended By-Laws, filed as Exhibit 3(1) hereto and incorporated herein by reference.

PART II – OTHER INFORMATION (CONT’D.)

Item 6.   Exhibits.

Exhibits
3(1)*	By-Laws of Hess Corporation (as amended effective May 6, 2020).
10(1)*	Form of Restricted Stock Award Agreement under the 2017 Long-Term Incentive Plan.
10(2)*	Form of Stock Option Award Agreement under the 2017 Long-Term Incentive Plan.
10(3)*	Form of Performance Award Agreement for three-year period ending December 31, 2022 under the 2017 Long-Term Incentive Plan.
10(4)

Loan Agreement, dated as of March 16, 2020, among Hess Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent incorporated by reference to Exhibit 10(1) of Form 8-K of the registrant, filed on March 17, 2020.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)*	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

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

Date: May 7, 2020