Form 10-Q
period 2020-06-30
HESS CORP
filed 2020-08-06
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-1204

HESS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
DELAWARE
(State or Other Jurisdiction of Incorporation or Organization)
13-4921002
(I.R.S. Employer Identification Number)

1185 AVENUE OF THE AMERICAS, NEW YORK, NY
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At June 30, 2020, there were 307,144,424 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2020	December 31, 2019

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$1,646	$1,545
Accounts receivable:
From contracts with customers	428	940
Joint venture and other	168	230
Crude oil derivative contracts	450	125
Inventories	360	261
Other current assets	63	55
Total current assets	3,115	3,156
Property, plant and equipment:
Total — at cost	32,209	35,820
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,384	19,006
Property, plant and equipment — net	14,825	16,814
Operating lease right-of-use assets — net	344	447
Finance lease right-of-use assets — net	182	299
Goodwill	360	360
Deferred income taxes	78	80
Other assets	642	626
Total Assets	$19,546	$21,782
Liabilities
Current Liabilities:
Accounts payable	$307	$411
Accrued liabilities	1,110	1,803
Taxes payable	34	97
Current maturities of long-term debt	5	—
Current portion of operating and finance lease obligations	108	199
Total current liabilities	1,564	2,510
Long-term debt	8,205	7,142
Long-term operating lease obligations	349	353
Long-term finance lease obligations	229	238
Deferred income taxes	319	415
Asset retirement obligations	944	897
Other liabilities and deferred credits	570	521
Total Liabilities	12,180	12,076
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 307,144,424 shares (2019: 304,955,472)	307	305
Capital in excess of par value	5,650	5,591
Retained earnings	625	3,535
Accumulated other comprehensive income (loss)	(187)	(699)
Total Hess Corporation stockholders’ equity	6,395	8,732
Noncontrolling interests	971	974
Total Equity	7,366	9,706
Total Liabilities and Equity	$19,546	$21,782
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$833	$1,660	$2,187	$3,232
Gains on asset sales, net	8	22	8	22
Other, net	1	15	16	42
Total revenues and non-operating income	842	1,697	2,211	3,296
Costs and Expenses
Marketing, including purchased oil and gas	56	477	434	885
Operating costs and expenses	294	285	597	551
Production and severance taxes	16	46	58	85
Exploration expenses, including dry holes and lease impairment	31	43	220	77
General and administrative expenses	89	89	191	176
Interest expense	119	97	232	195
Depreciation, depletion and amortization	509	494	1,070	992
Impairment	—	—	2,126	—
Total costs and expenses	1,114	1,531	4,928	2,961
Income (Loss) Before Income Taxes	(272)	166	(2,717)	335
Provision (benefit) for income taxes	(9)	132	(88)	226
Net Income (Loss)	(263)	34	(2,629)	109
Less: Net income (loss) attributable to noncontrolling interests	57	40	124	83
Net Income (Loss) Attributable to Hess Corporation	(320)	(6)	(2,753)	26
Less: Preferred stock dividends	—	—	—	4
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$(320)	$(6)	$(2,753)	$22
Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$(1.05)	$(0.02)	$(9.04)	$0.07
Diluted	$(1.05)	$(0.02)	$(9.04)	$0.07
Weighted Average Number of Common Shares Outstanding:
Basic	305.0	302.2	304.5	299.8
Diluted	305.0	302.2	304.5	302.1
Common Stock Dividends Per Share	$0.25	$0.25	$0.50	$0.50
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Net Income (Loss)	$(263)	$34	$(2,629)	$109
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(228)	14	(292)	(1)
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	(228)	14	(292)	(1)
Change in fair value of cash flow hedges	(214)	—	776	(346)
Income taxes on change in fair value of cash flow hedges	—	—	—	—
Net change in fair value of cash flow hedges	(214)	—	776	(346)
Change in derivatives designated as cash flow hedges, after taxes	(442)	14	484	(347)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	4	(24)	4	(18)
Income taxes on actuarial changes in plan liabilities	—	—	—	—
(Increase) reduction in unrecognized actuarial losses, net	4	(24)	4	(18)
Amortization of net actuarial losses	12	12	24	23
Income taxes on amortization of net actuarial losses	—	—	—	—
Net effect of amortization of net actuarial losses	12	12	24	23
Change in pension and other postretirement plans, after taxes	16	(12)	28	5
Other Comprehensive Income (Loss)	(426)	2	512	(342)
Comprehensive Income (Loss)	(689)	36	(2,117)	(233)
Less: Comprehensive income (loss) attributable to noncontrolling interests	57	40	124	83
Comprehensive Income (Loss) Attributable to Hess Corporation	$(746)	$(4)	$(2,241)	$(316)
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(2,629)	$109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) losses on asset sales, net	(8)	(22)
Depreciation, depletion and amortization	1,070	992
Impairment	2,126	—
Exploratory dry hole costs	135	—
Exploration lease and other impairment	38	11
Stock compensation expense	47	48
Noncash (gains) losses on commodity derivatives, net	119	58
Provision (benefit) for deferred income taxes and other tax accruals	(95)	(1)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	628	(70)
(Increase) decrease in inventories	(99)	(33)
Increase (decrease) in accounts payable and accrued liabilities	(520)	(130)
Increase (decrease) in taxes payable	(63)	14
Changes in other operating assets and liabilities	(38)	(63)
Net cash provided by (used in) operating activities	711	913
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,250)	(1,085)
Additions to property, plant and equipment - Midstream	(147)	(210)
Payments for Midstream equity investments	—	(23)
Proceeds from asset sales, net of cash sold	11	22
Other, net	(2)	(1)
Net cash provided by (used in) investing activities	(1,388)	(1,297)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	72	160
Debt with maturities of greater than 90 days:
Borrowings	1,000	—
Repayments	—	(5)
Payments on finance lease obligations	(3)	(45)
Common stock acquired and retired	—	(25)
Cash dividends paid	(157)	(164)
Noncontrolling interests, net	(128)	(27)
Other, net	(6)	4
Net cash provided by (used in) financing activities	778	(102)
Net Increase (Decrease) in Cash and Cash Equivalents	101	(486)
Cash and Cash Equivalents at Beginning of Year	1,545	2,694
Cash and Cash Equivalents at End of Period	$1,646	$2,208
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

	(In millions)
For the Three Months Ended June 30, 2020
Balance at April 1, 2020	$—	$307	$5,633	$1,021	$239	$7,200	$978	$8,178
Net income (loss)	—	—	—	(320)	—	(320)	57	(263)
Other comprehensive income (loss)	—	—	—	—	(426)	(426)	—	(426)
Share-based compensation	—	—	17	—	—	17	—	17
Dividends on common stock	—	—	—	(76)	—	(76)	—	(76)
Noncontrolling interests, net	—	—	—	—	—	—	(64)	(64)
Balance at June 30, 2020	$—	$307	$5,650	$625	$(187)	$6,395	$971	$7,366
For the Three Months Ended June 30, 2019
Balance at April 1, 2019	$—	$304	$5,481	$4,207	$(650)	$9,342	$1,211	$10,553
Net income (loss)	—	—	—	(6)	—	(6)	40	34
Other comprehensive income (loss)	—	—	—	—	2	2	—	2
Share-based compensation	—	—	32	—	—	32	—	32
Dividends on common stock	—	—	—	(76)	—	(76)	—	(76)
Noncontrolling interests, net	—	—	—	—	—	—	(14)	(14)
Balance at June 30, 2019	$—	$304	$5,513	$4,125	$(648)	$9,294	$1,237	$10,531
For the Six Months Ended June 30, 2020
Balance at January 1, 2020	$—	$305	$5,591	$3,535	$(699)	$8,732	$974	$9,706
Net income (loss)	—	—	—	(2,753)	—	(2,753)	124	(2,629)
Other comprehensive income (loss)	—	—	—	—	512	512	—	512
Share-based compensation	—	2	59	(5)	—	56	—	56
Dividends on common stock	—	—	—	(152)	—	(152)	—	(152)
Noncontrolling interests, net	—	—	—	—	—	—	(127)	(127)
Balance at June 30, 2020	$—	$307	$5,650	$625	$(187)	$6,395	$971	$7,366
For the Six Months Ended June 30, 2019
Balance at January 1, 2019	$1	$291	$5,386	$4,257	$(306)	$9,629	$1,259	$10,888
Net income (loss)	—	—	—	26	—	26	83	109
Other comprehensive income (loss)	—	—	—	—	(342)	(342)	—	(342)
Preferred stock conversion	(1)	12	(11)	—	—	—	—	—
Share-based compensation	—	1	60	—	—	61	—	61
Dividends on preferred stock	—	—	—	(4)	—	(4)	—	(4)
Dividends on common stock	—	—	—	(154)	—	(154)	—	(154)
Sale of water business to Hess Infrastructure Partners	—	—	78	—	—	78	(78)	—
Noncontrolling interests, net	—	—	—	—	—	—	(27)	(27)
Balance at June 30, 2019	$—	$304	$5,513	$4,125	$(648)	$9,294	$1,237	$10,531
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2020 and December 31, 2019, the consolidated results of operations for the three and six months ended June 30, 2020 and 2019, and consolidated cash flows for the six months ended June 30, 2020 and 2019.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
 2.  Inventories
Inventories consisted of the following:

	June 30, 2020	December 31, 2019

	(In millions)
Crude oil and natural gas liquids	$204	$92
Materials and supplies	156	169
Total Inventories	$360	$261
We have chartered three very large crude carriers (VLCCs) to load a total of approximately 6 million barrels of oil during May through August to sell in Asian markets later this year. During the second quarter, the Corporation loaded 3.7 million barrels of Bakken crude oil on VLCCs and included costs of the produced volumes totaling $113 million in crude oil inventories with a corresponding reduction to Marketing, including purchased oil and gas. In the first quarter of 2020, we recognized charges of $53 million ($52 million after income taxes) recorded in Marketing, including purchased oil and gas to reflect crude oil inventories at net realizable value.
3.  Property Plant and Equipment
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the six months ended June 30, 2020 (in millions):

Balance at January 1, 2020	$584
Additions to capitalized exploratory well costs pending the determination of proved reserves	70
Capitalized exploratory well costs charged to expense	(125)
Balance at June 30, 2020	$529
The table above does not include well costs incurred and expensed during the first six months of 2020 of $10 million associated with the Oldfield-1 well in the Gulf of Mexico. In the first quarter of 2020, the Corporation expensed previously capitalized well costs of $125 million, primarily related to the northern portion of the Shenzi Field (Hess 28%) in the Gulf of Mexico due to reprioritization of the Corporation’s forward capital program in response to the significant decline in crude oil prices.  Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $360 million at June 30, 2020 and primarily related to:
Guyana: Approximately 80% of the capitalized well costs in excess of one year relate to successful exploration wells where hydrocarbons were encountered on the Stabroek Block (Hess 30%), offshore Guyana.  The operator plans further appraisal

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

drilling for certain fields and is conducting pre-development planning for additional phases of development beyond the two existing sanctioned phases of development.
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
4.  Hess Midstream LP
At June 30, 2020 Hess Midstream LP (Hess Midstream), a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $1,972 million (December 31, 2019: $1,941 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream include cash and cash equivalents totaling $3 million (December 31, 2019: $3 million) and property, plant and equipment with a carrying value of $3,069 million (December 31, 2019: $3,010 million).
5.  Debt
In the first quarter of 2020, we entered into a $1.0 billion three year term loan agreement with a maturity date of March 16, 2023.  In the second quarter of 2020, we successfully syndicated the loan. Borrowings under the term loan generally bear interest at LIBOR plus an applicable margin of 2.25%. The applicable margin varies based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt, and will increase by 0.25% on each anniversary of the term loan. The term loan agreement contains customary representations, warranties and covenants, including the same financial covenant as our revolving credit facility which limits the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the revolving credit facility and term loan agreements) of the Corporation and its consolidated subsidiaries to 65%, and customary events of default.  At June 30, 2020, Hess Corporation had borrowings of $1.0 billion under this term loan agreement and was in compliance with this financial covenant.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows:

	Exploration and Production						Midstream	Eliminations	Total
	United States	Guyana	Malaysia & JDA	Denmark	Libya	E&P Total

	(In millions)
Three Months Ended June 30, 2020
Sales of our net production volumes:
Crude oil revenue	$254	$31	$1	$14	$—	$300	$—	$—	$300
Natural gas liquids revenue	43	—	—	—	—	43	—	—	43
Natural gas revenue	32	—	89	2	—	123	—	—	123
Sales of purchased oil and gas	143	—	—	—	—	143	—	—	143
Intercompany revenue	—	—	—	—	—	—	270	(270)	—
Total revenues from contracts with customers	472	31	90	16	—	609	270	(270)	609
Other operating revenues (a)	188	27	—	9	—	224	—	—	224
Total sales and other operating revenues	$660	$58	$90	$25	$—	$833	$270	$(270)	$833
Three Months Ended June 30, 2019
Sales of our net production volumes:
Crude oil revenue	$762	$—	$24	$51	$130	$967	$—	$—	$967
Natural gas liquids revenue	48	—	—	—	—	48	—	—	48
Natural gas revenue	33	—	154	2	6	195	—	—	195
Sales of purchased oil and gas	439	—	—	—	22	461	—	—	461
Intercompany revenue	—	—	—	—	—	—	190	(190)	—
Total revenues from contracts with customers	1,282	—	178	53	158	1,671	190	(190)	1,671
Other operating revenues (a)	(11)	—	—	—	—	(11)	—	—	(11)
Total sales and other operating revenues	$1,271	$—	$178	$53	$158	$1,660	$190	$(190)	$1,660
Six Months Ended June 30, 2020
Sales of our net production volumes:
Crude oil revenue	$919	$69	$3	$50	$—	$1,041	$—	$—	$1,041
Natural gas liquids revenue	91	—	—	—	—	91	—	—	91
Natural gas revenue	70	—	228	4	2	304	—	—	304
Sales of purchased oil and gas	459	1	—	—	—	460	—	—	460
Intercompany revenue	—	—	—	—	—	—	561	(561)	—
Total revenues from contracts with customers	1,539	70	231	54	2	1,896	561	(561)	1,896
Other operating revenues (a)	243	33	1	14	—	291	—	—	291
Total sales and other operating revenues	$1,782	$103	$232	$68	$2	$2,187	$561	$(561)	$2,187
Six Months Ended June 30, 2019
Sales of our net production volumes:
Crude oil revenue	$1,444	$—	$45	$67	$221	$1,777	$—	$—	$1,777
Natural gas liquids revenue	116	—	—	—	—	116	—	—	116
Natural gas revenue	75	—	334	5	12	426	—	—	426
Sales of purchased oil and gas	865	—	—	—	44	909	—	—	909
Intercompany revenue	—	—	—	—	—	—	380	(380)	—
Total revenues from contracts with customers	2,500	—	379	72	277	3,228	380	(380)	3,228
Other operating revenues (a)	4	—	—	—	—	4	—	—	4
Total sales and other operating revenues	$2,504	$—	$379	$72	$277	$3,232	$380	$(380)	$3,232
(a)Includes gains (losses) on commodity derivatives.
There have been no significant changes to contracts with customers or composition thereof during the six months ended June 30, 2020.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.  Impairment
Oil and Gas Properties:
As a result of the significant decline in crude oil prices due to the global economic slowdown from the coronavirus (COVID-19) pandemic, we reviewed our oil and gas properties within the Exploration and Production operating segment for impairment in the first quarter of 2020.  We recognized pre-tax impairment charges in the first quarter of 2020 to reduce the carrying value of our oil and gas properties and certain related right-of-use assets at the North Malay Basin in Malaysia by $755 million ($755 million after income taxes), the South Arne Field in Denmark by $670 million ($594 million after income taxes), and in the Gulf of Mexico, the Stampede Field by $410 million ($410 million after income taxes) and the Tubular Bells Field by $270 million ($270 million after income taxes) primarily as a result of a lower long-term crude oil price outlook.  The impairment charges were based on estimates of fair value at March 31, 2020 determined by discounting internally developed future net cash flows, a Level 3 fair value measurement.  The total of the fair value estimates was approximately $1.05 billion.  Significant inputs used in determining the discounted future net cash flows include future prices, projected production volumes using risk adjusted oil and gas reserves, and discount rates.  The future pricing assumptions used were based on forward strip crude oil prices as of March 31, 2020 for the remainder of 2020 through 2022, and $50 per barrel for WTI ($55 per barrel for Brent) in 2023 and thereafter to the end of field life.  The weighted average crude oil benchmark price based on total projected crude oil volumes for the impaired assets was $48.82 per barrel.  A discount rate of 10% was used in each of the fair value measurements which represents the estimated discount rate a market participant would use.  We determined the discount rate by considering the weighted average cost of capital for a group of peer companies.
Other Assets:
In the first quarter of 2020, we recognized impairment charges totaling $21 million pre-tax ($20 million after income taxes) related to drilling rig right-of-use assets in the Bakken and surplus materials and supplies.
8. Retirement Plans
Components of net periodic pension cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Service cost	$14	$11	$28	$21
Interest cost (a)	19	24	37	48
Expected return on plan assets (a)	(45)	(45)	(90)	(90)
Amortization of unrecognized net actuarial losses (a)	12	12	24	23
Pension (income) expense (a)	$—	$2	$(1)	$2
(a)  Net non-service pension cost included in Other, net in the Statement of Consolidated Income for the three and six months ended June 30, 2020 was income of $14 million and $29 million, respectively, compared with income of $9 million and $19 million for the three and six months ended June 30, 2019, respectively.
To preserve cash in 2020, we are minimizing non-required cash contributions to funded pension plans.  In 2020, we expect to contribute approximately $2 million to our funded pension plans.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.  Weighted Average Common Shares
The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Net income (loss) attributable to Hess Corporation Common Stockholders:
Net income (loss)	$(263)	$34	$(2,629)	$109
Less: Net income (loss) attributable to noncontrolling interests	57	40	124	83
Less: Preferred stock dividends	—	—	—	4
Net income (loss) attributable to Hess Corporation Common Stockholders	$(320)	$(6)	$(2,753)	$22
Weighted average number of common shares outstanding:
Basic	305.0	302.2	304.5	299.8
Effect of dilutive securities
Restricted common stock	—	—	—	0.9
Stock options	—	—	—	0.2
Performance share units	—	—	—	1.2
Diluted	305.0	302.2	304.5	302.1
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted common stock	2,173,061	2,156,525	2,094,360	28,970
Stock options	4,429,642	4,894,731	4,239,533	2,920,944
Performance share units	992,166	1,858,050	1,144,261	32,831
Common shares from conversion of preferred stock	—	—	—	1,954,473
During the six months ended June 30, 2020, we granted 1,120,356 shares of restricted stock (2019: 945,009), 307,999 performance share units (2019: 234,866) and 686,639 stock options (2019: 526,968).
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
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended June 30, 2020
Sales and Other Operating Revenues - Third parties	$833	$—	$—	$—	$833
Intersegment Revenues	—	270	—	(270)	—
Sales and Other Operating Revenues	$833	$270	$—	$(270)	$833

Net Income (Loss) attributable to Hess Corporation	$(249)	$51	$(122)	$—	$(320)
Depreciation, Depletion and Amortization	470	39	—	—	509
Provision (Benefit) for Income Taxes	(11)	2	—	—	(9)
Capital Expenditures	428	79	—	—	507

For the Three Months Ended June 30, 2019
Sales and Other Operating Revenues - Third parties	$1,660	$—	$—	$—	$1,660
Intersegment Revenues	—	190	—	(190)	—
Sales and Other Operating Revenues	$1,660	$190	$—	$(190)	$1,660

Net Income (Loss) attributable to Hess Corporation	$68	$35	$(109)	$—	$(6)
Depreciation, Depletion and Amortization	459	35	—	—	494
Provision (Benefit) for Income Taxes	131	—	1	—	132
Capital Expenditures	625	69	—	—	694

For the Six Months Ended June 30, 2020
Sales and Other Operating Revenues - Third parties	$2,187	$—	$—	$—	$2,187
Intersegment Revenues	—	561	—	(561)	—
Sales and Other Operating Revenues	$2,187	$561	$—	$(561)	$2,187

Net Income (Loss) attributable to Hess Corporation	$(2,620)	$112	$(245)	$—	$(2,753)
Depreciation, Depletion and Amortization	991	77	2	—	1,070
Impairment	2,126	—	—	—	2,126
Provision (Benefit) for Income Taxes	(88)	4	(4)	—	(88)
Capital Expenditures	1,037	136	—	—	1,173

For the Six Months Ended June 30, 2019
Sales and Other Operating Revenues - Third parties	$3,232	$—	$—	$—	$3,232
Intersegment Revenues	—	380	—	(380)	—
Sales and Other Operating Revenues	$3,232	$380	$—	$(380)	$3,232

Net Income (Loss) attributable to Hess Corporation	$177	$72	$(223)	$—	$26
Depreciation, Depletion and Amortization	923	69	—	—	992
Provision (Benefit) for Income Taxes	226	—	—	—	226
Capital Expenditures	1,140	196	—	—	1,336
Identifiable assets by operating segment were as follows:

	June 30, 2020	December 31, 2019

	(In millions)
Exploration and Production	$14,267	$16,790
Midstream	3,550	3,499
Corporate, Interest and Other	1,729	1,493
Total	$19,546	$21,782

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations.  At June 30, 2020, these forward contracts relate to the British Pound and the Danish Krone.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	June 30, 2020	December 31, 2019

	(In millions)
Commodity - crude oil put options (millions of barrels)	27.6	54.9
Foreign exchange forwards	$74	$90
Interest rate swaps	$100	$100
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
The table below reflects the gross and net fair values of risk management derivative instruments and their respective financial statement caption in the Consolidated Balance Sheet:

	Assets	Liabilities

	(In millions)
June 30, 2020
Derivative Contracts Designated as Hedging Instruments:
Crude oil derivative contracts	$450	$—
Interest rate swaps - Other assets (noncurrent)	6	—
Total derivative contracts designated as hedging instruments	456	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards - Accounts receivable - Joint venture and other	2	—
Total derivative contracts not designated as hedging instruments	2	—
Gross fair value of derivative contracts	458	—
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$458	$—
December 31, 2019
Derivative Contracts Designated as Hedging Instruments:
Crude oil derivative contracts	$125	$—
Interest rate swaps - Other assets (noncurrent)	1	—
Total derivative contracts designated as hedging instruments	126	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards - Accounts payable	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	126	(1)
Master netting arrangements	—	—
Net Fair Value of Derivative Contracts	$126	$(1)
All fair values in the table above are based on Level 2 inputs.
Derivative contracts designated as hedging instruments:
Crude oil derivatives:  Crude oil hedging contracts increased Sales and other operating revenues by $228 million and $292 million in the three and six months ended June 30, 2020, respectively. In the three and six months ended June 30, 2019, the impact from crude oil hedging contracts on Sales and other operating revenues was a decrease of $14 million and an increase of $1 million, respectively. At June 30, 2020, pre-tax deferred gains in Accumulated other comprehensive income (loss) related to outstanding crude

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

oil price hedging contracts were $386 million which will be reclassified into earnings during the remainder of 2020 as the originally hedged crude oil sales are recognized in earnings.
Interest rate swaps designated as fair value hedges:  At June 30, 2020 and December 31, 2019, we had interest rate swaps with gross notional amounts totaling $100 million, which were designated as fair value hedges and relate to debt where we have converted interest payments from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In the three and six months ended June 30, 2020, the change in fair value of interest rate swaps was an increase in the asset of $1 million and $6 million, respectively, compared with a decrease in the liability of $2 million and $3 million in the three and six months ended June 30, 2019, respectively, with a corresponding adjustment in the carrying value of the hedged fixed-rate debt.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income were losses of $2 million and $3 million in the three and six months ended June 30, 2020, respectively, compared with losses of $2 million and gains of $3 million in the three and six months ended June 30, 2019, respectively.  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges which amounted to net gains of $1 million and $3 million in the three and six months ended June 30, 2020, respectively, compared with net gains of $1 million and $1 million in the three and six months ended June 30, 2019, respectively.
Fair Value Measurement:
We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at June 30, 2020.  At June 30, 2020, total long-term debt, which was primarily comprised of fixed-rate debt instruments, had a carrying value of $8,210 million and a fair value of $8,736 million based on Level 2 inputs.

PART I - FINANCIAL INFORMATION (CONT'D.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended June 30, 2020 included under Item 1.  Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below under the section entitled “Risk Factors” and those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. in our Form 10-Q for the fiscal quarter ended March 31, 2020.
Overview
Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids (NGLs), and natural gas with production operations located primarily in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Denmark. We conduct exploration activities primarily offshore Guyana, the U.S. Gulf of Mexico, and offshore Suriname and Canada.  At the Stabroek Block (Hess 30%), offshore Guyana, we have announced sixteen significant discoveries.  The Liza Phase 1 development achieved first production in December 2019, with peak production expected to reach 120,000 gross bopd in August.  The Liza Phase 2 development was sanctioned in the second quarter of 2019 and is expected to start up in early 2022 with production reaching 220,000 gross bopd.
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
Hess Response to Global Pandemic and Market Conditions
The global COVID-19 pandemic continues to have a profound impact on society and industry. The Corporation’s first priority in the midst of the COVID-19 pandemic has been the health and safety of the Hess workforce and local communities. A multidisciplinary Hess emergency response team has been overseeing plans and precautions to reduce the risks of COVID-19 in the work environment while maintaining business continuity based on the most current recommendations by government and public health agencies. The Corporation has implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at offshore platforms and onshore work sites wherever this can be done safely, and remote working arrangements for office workers. In July 2020, Hess Midstream LP announced that the planned maintenance turnaround at the Tioga Gas Plant originally scheduled for the third quarter of 2020 will be deferred until 2021 to ensure safe and timely execution in light of the COVID-19 pandemic.
In addition to the global health concerns of COVID-19, the pandemic has severely impacted demand for oil. In response to the resulting sharp decline in oil prices, the Corporation’s focus is on preserving cash and capability, while protecting the long-term value of its assets. In the first quarter of 2020, Hess entered into a new $1.0 billion three year term loan agreement and further reduced its E&P capital and exploratory budget for 2020 to $1.9 billion, a 37% reduction from the original budget of $3.0 billion. This reduction will be achieved primarily by shifting from a six-rig program to one rig in the Bakken, which was accomplished in May, and deferring discretionary spending across the portfolio, including reduced 2020 drilling activity on the Stabroek Block offshore Guyana and deferral of some development activities for the Payara Field pending government approval of the project, creating a potential delay in production startup of six to twelve months.
2020 Outlook
We project our E&P capital and exploratory expenditures will be approximately $1.9 billion in 2020. Oil and gas production in 2020, excluding Libya, is forecast to be approximately 330,000 boepd, up from previous guidance of 320,000 boepd. We have more than 80% of our forecasted crude oil production for the remainder of 2020 hedged with $55 WTI put options for 130,000 bopd and $60 Brent put options for 20,000 bopd. The fair value of the open crude oil put option contracts at June 30, 2020 was approximately $450 million. We also have no debt maturities until 2023 when the three year term loan matures.
Net cash provided by operating activities was $711 million in the first six months of 2020, compared with $913 million in the first six months of 2019.  Net cash provided by operating activities before changes in operating assets and liabilities was $803 million in the first six months of 2020 and $1,195 million in the first six months of 2019.  Capital expenditures were $1,173 million in the first six months of 2020 and $1,336 million in the first six months of 2019.
In 2020, based on current forward strip crude oil prices, we expect cash flow from operating activities, including settlements from crude oil put option contracts, cash and cash equivalents existing at June 30, 2020 of $1.6 billion, and our available committed revolving credit facility will be sufficient to fund our capital investment program and dividends. Due to the weak commodity price

PART I - FINANCIAL INFORMATION (CONT'D.)

Overview (continued)
environment, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: further reduce the planned capital program and other cash outlays, including dividends, pursue asset sales or issue debt or equity securities.
Second Quarter Results
In the second quarter of 2020, we incurred a net loss of $320 million, compared with a net loss of $6 million in the second quarter of 2019.  Excluding items affecting comparability of earnings between periods detailed on pages 24 and 25, we incurred an adjusted net loss of $28 million in the second quarter of 2019.  The decrease in second quarter 2020 results compared with adjusted results in the prior-year quarter, primarily reflects lower realized selling prices.
Exploration and Production Results
In the second quarter of 2020, E&P had a net loss of $249 million, compared with net income of $68 million in the second quarter of 2019.  Excluding items affecting comparability of earnings between periods, the adjusted net income for the second quarter of 2019 was $46 million.  Total net production, excluding Libya, averaged 334,000 boepd in the second quarter of 2020, compared with 273,000 boepd in the second quarter of 2019.  The average realized crude oil selling price, excluding the effect of hedging, was $20.63 per barrel in the second quarter of 2020, compared with $61.37 per barrel in the prior-year quarter reflecting a decrease in benchmark oil prices and widening of crude differentials realized as a result of reduced demand caused by the COVID-19 pandemic. In addition, a higher proportion of Bakken and Guyana production was sold in April and May which had lower prices than the month of June. Realized gains from crude oil hedging activities improved after-tax results by $228 million in the second quarter of 2020 and reduced after-tax results by $14 million in the second quarter of 2019. The average realized crude oil selling price, including hedging, was $38.46 per barrel, down from $60.45 per barrel in the second quarter of 2019.  The average realized NGLs selling price in the second quarter of 2020 was $7.32 per barrel, down from $12.18 per barrel in the prior-year quarter, while the average realized natural gas selling price was $2.41 per thousand cubic feet (mcf), down from $3.92 per mcf in the second quarter of 2019.
The following is an update of our ongoing E&P activities:
•In North Dakota, net production from the Bakken oil shale play averaged 194,000 boepd for the second quarter of 2020 (2019 Q2: 140,000 boepd), with net oil production up 26% to 108,000 bopd from 86,000 bopd in the year-ago period, primarily due to increased wells online and improved well performance. Natural gas and NGL production also increased from higher wells online, additional natural gas captured and processed at the Little Missouri 4 natural gas processing plant that commenced operations in July 2019, and additional volumes received under percentage of proceeds contracts resulting from lower prices. The Corporation reduced the number of rigs operating in the Bakken from six to one in May and drilled 17 wells, completed 31 wells, and brought 40 new wells online during the second quarter of 2020. We now forecast net production to average approximately 185,000 boepd for the third quarter and for the full year 2020 due to year to date performance and the deferral of the planned maintenance turnaround at the Tioga Gas Plant.
We have chartered three VLCCs to load a total of approximately 6 million barrels of oil during May through August to improve 2020 cash flow and enhance the value of our Bakken production. During the second quarter, we loaded 3.7 million barrels of crude oil on VLCCs and plan to load an additional 2.3 million barrels during the third quarter. The first VLCC cargo of 2 million barrels has been sold for delivery in China in September at a premium to Brent prices. The additional 4 million barrels of oil are expected to be sold in Asia in the fourth quarter of 2020.
We have committed capacity on Dakota Access Pipeline (DAPL) of approximately 55,000 bopd. On July 6, 2020, the United States District Court for the District of Columbia (District Court) ordered that the easement granted by the United States Army Corps of Engineers (Corps) for DAPL be vacated due to a failure of the Corps to produce an environmental impact statement and that DAPL be shut down and emptied of oil within 30 days. Dakota Access, LLC and the Corps are appealing the District Court’s decision on the merits to the United States Court of Appeals for the District of Columbia Circuit (Appeals Court) and requesting a stay of the District Court’s decision while the appeal is pending. On August 5, 2020, the Appeals Court stayed the District Court’s order insofar as it required that DAPL be shut down and emptied of oil, but declined to stay the portion of the order that vacated the easement granted by the Corps for DAPL. The partial stay of the District Court’s order will be in place until further proceedings are completed at the District Court and Appeals Court. If DAPL is ultimately required to shut in for any period of time, we expect to have capacity to move all of our Bakken production via alternative routes because of the flexibility provided by multiple takeaway alternatives, including rail and long term pipeline commitments, although the cost of moving any displaced DAPL barrels may increase by a few dollars per barrel.

PART I - FINANCIAL INFORMATION (CONT'D.)

Overview (continued)
•In the Gulf of Mexico, net production for the second quarter of 2020 averaged 68,000 boepd (2019 Q2: 65,000 boepd). The Esox-1 well, which commenced production in February, is expected to reach its gross peak rate of approximately 17,000 boepd, or 9,000 boepd net to Hess in the third quarter and is expected to average approximately 5,000 boepd net to Hess in 2020. The Corporation is participating in the BP operated Galapagos Deep exploration well (Hess 25%) which is a hub-class, Cretaceous-aged opportunity in the Mississippi Canyon area. The well spud in May and is still drilling.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production from the Liza Phase 1 development averaged 22,000 bopd for the second quarter of 2020 following first production in December 2019. The operator, Esso Exploration and Production Guyana Limited, is currently commissioning water injection equipment and bringing natural gas injection fully online that should enable the Liza Destiny floating production, offloading and storage vessel (FPSO) to reach its capacity of 120,000 gross bopd in August. Phase 2 of the Liza Field development, which will utilize the Liza Unity FPSO with an expected capacity of 220,000 gross bopd, remains on target to achieve first oil in early 2022. As previously announced, some activities for a third development, Payara, with expected production capacity of 220,000 gross bopd, have been deferred pending government approval of the project creating a potential delay in production startup of six to twelve months.
As a result of COVID-19 related travel restrictions in Guyana, the operator temporarily idled two drillships but both drillships resumed drilling operations by the end of the second quarter. The Stena Carron rig recently completed appraisal drilling at Yellowtail-2, located 1 mile southeast of Yellowtail-1. The well identified two additional high quality reservoirs, one adjacent to, and the other below the Yellowtail field. The well results are being evaluated and are expected to help form the basis for a potential future development. The Noble Don Taylor commenced drilling of the Redtail exploration well, which is 1.25 miles northwest of Yellowtail-1, in July. The other two drillships, the Noble Bob Douglas and the Noble Tom Madden, are drilling and completing Liza Phase 1 and Phase 2 development wells.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 23,000 boepd for the second quarter of 2020 (2019 Q2: 35,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay Basin, offshore Peninsular Malaysia, averaged 21,000 boepd for the second quarter of 2020 (2019 Q2: 24,000 boepd). Net production was lower at the JDA and North Malay Basin due to reduced natural gas nominations caused by COVID-19 impacts on economic activity.
•At the Waha fields (Hess 8%), onshore Libya, production ceased following the declaration of force majeure in January by the Libyan National Oil Corporation as a result of civil unrest.  Net production averaged 20,000 boepd for the second quarter of 2019.
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(249)	$68	$(2,620)	$177
Midstream	51	35	112	72
Corporate, Interest and Other	(122)	(109)	(245)	(223)
Total	$(320)	$(6)	$(2,753)	$26
Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic (a)	$(1.05)	$(0.02)	$(9.04)	$0.07
Diluted (b)	$(1.05)	$(0.02)	$(9.04)	$0.07
(a)Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of basic shares.
(b)Calculated as net income (loss) attributable to Hess Corporation less preferred stock dividends, divided by weighted average number of diluted shares.

PART I - FINANCIAL INFORMATION (CONT'D.)

Consolidated Results of Operations (continued)
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$—	$22	$(2,251)	$22
Midstream	—	—	—	—
Corporate, Interest and Other	—	—	—	—
Total	$—	$22	$(2,251)	$22
The items in the table above are explained on pages 24 and 25.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$(320)	$(6)	$(2,753)	$26
Less: Total items affecting comparability of earnings between periods, after-tax	—	22	(2,251)	22
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(320)	$(28)	$(502)	$4
The following table reconciles reported net cash provided by (used in) operating activities and cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Six Months Ended June 30,
	2020	2019

	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$711	$913
Changes in operating assets and liabilities	92	282
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$803	$1,195
Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 24 and 25.  Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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

PART I - FINANCIAL INFORMATION (CONT'D.)

Consolidated Results of Operations (continued)
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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$833	$1,660	$2,187	$3,232
Gains on asset sales, net	—	22	—	22
Other, net	(1)	7	7	27
Total revenues and non-operating income	832	1,689	2,194	3,281
Costs and Expenses
Marketing, including purchased oil and gas	97	498	522	932
Operating costs and expenses	203	231	417	444
Production and severance taxes	16	46	58	85
Midstream tariffs	225	165	466	327
Exploration expenses, including dry holes and lease impairment	31	43	220	77
General and administrative expenses	50	48	102	90
Depreciation, depletion and amortization	470	459	991	923
Impairment	—	—	2,126	—
Total costs and expenses	1,092	1,490	4,902	2,878
Results of Operations Before Income Taxes	(260)	199	(2,708)	403
Provision (benefit) for income taxes	(11)	131	(88)	226
Net Income (Loss) Attributable to Hess Corporation	$(249)	$68	$(2,620)	$177
Excluding the E&P items affecting comparability of earnings between periods detailed on pages 24 and 25, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization (DD&A), exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT'D.)

Consolidated Results of Operations (continued)
Selling Prices:  Lower realized selling prices in the second quarter and first six months of 2020, decreased after-tax results by approximately $285 million and $520 million, respectively, compared to the same periods in 2019.  Average selling prices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
Onshore	$38.23	$56.08	$42.26	$54.14
Offshore	39.10	62.23	44.49	60.73
Total United States	38.57	58.22	43.03	56.49
Guyana	35.28	—	38.41	—
Malaysia and JDA	15.62	66.88	26.73	63.11
Denmark	50.29	70.27	53.49	69.51
Libya	—	69.87	—	66.72
Worldwide	38.46	60.45	42.98	58.25
Crude Oil – Per Barrel (Excluding Hedging)
United States
Onshore	$18.93	$57.19	$32.52	$54.09
Offshore	22.78	63.42	34.61	60.68
Total United States	20.48	59.36	33.23	56.43
Guyana	19.23	—	26.11	—
Malaysia and JDA	15.62	66.88	26.73	63.11
Denmark	29.16	70.27	41.19	69.51
Libya	—	69.87	—	66.72
Worldwide	20.63	61.37	32.90	58.20
Natural Gas Liquids – Per Barrel
United States
Onshore	$7.59	$12.16	$8.39	$15.22
Offshore	4.71	12.32	7.23	14.97
Worldwide	7.32	12.18	8.27	15.19
Natural Gas – Per Mcf
United States
Onshore	$0.94	$1.41	$1.10	$1.86
Offshore	1.14	2.19	1.23	2.37
Total United States	1.01	1.76	1.15	2.11
Malaysia and JDA	3.97	5.08	4.39	5.19
Denmark	3.51	3.74	3.63	3.89
Libya	—	5.78	4.90	5.44
Worldwide	2.41	3.92	2.81	4.18
(a)Selling prices in the United States are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees Worldwide selling prices for the second quarter of 2020 would be $41.33 (Q2 2019: $63.33) per barrel for crude oil (including hedging), $23.50 (Q2 2019: $64.25) per barrel for crude oil (excluding hedging), $7.49 (Q2 2019: $12.38) per barrel for NGLs and $2.55 (Q2 2019: $3.99) per mcf for natural gas. Excluding these fees Worldwide selling prices for the first six months of 2020 would be $46.20 (2019: $61.32) per barrel for crude oil (including hedging), $36.12 (2019: $61.27) per barrel for crude oil (excluding hedging), $8.46 (2019: $15.37) per barrel for NGLs and $2.93 (2019: $4.25) per mcf for natural gas.
Crude oil hedging activities were a net gain of $228 million and $292 million before and after income taxes in the second quarter and first six months of 2020, respectively, and a net loss of $14 million and a net gain of $1 million before and after income taxes in the second quarter and first six months of 2019, respectively.  For calendar year 2020, we have WTI put options with an average monthly floor price of $55 per barrel for 130,000 bopd, and Brent put options with an average monthly floor price of $60 per barrel for 20,000 bopd.  At June 30, 2020, the fair value of the open crude oil put option contracts was approximately $450 million.  We expect noncash put option premium amortization, which will be reflected in realized selling prices, to reduce our third quarter results by approximately $70 million and reduce our full year 2020 results by approximately $280 million, which is unchanged from our previous full-year guidance.

PART I - FINANCIAL INFORMATION (CONT'D.)

Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Crude Oil – Barrels
United States
North Dakota (a)	108	87	111	86
Offshore	45	46	47	47
Total United States	153	133	158	133
Guyana	22	—	18	—
Malaysia and JDA	3	4	3	4
Denmark	5	6	6	6
Libya	—	18	2	19
Total	183	161	187	162
Natural Gas Liquids – Barrels
United States
North Dakota (a)	57	38	53	36
Offshore	6	5	6	6
Total United States	63	43	59	42
Natural Gas – Mcf
United States
North Dakota (a)	177	103	170	91
Offshore	101	83	107	88
Total United States	278	186	277	179
Malaysia and JDA	245	332	285	355
Denmark	5	6	6	6
Libya	—	11	3	12
Total	528	535	571	552
Barrels of Oil Equivalent (b)	334	293	341	296

Crude oil and natural gas liquids as a share of total production	74%	70%	72%	69%
(a)Net production from the Bakken was 194,000 boepd and 192,000 boepd in the second quarter and first six months of 2020, respectively, compared with 140,000 boepd and 135,000 boepd in the second quarter and first six months of 2019, respectively.
(b)Reflects natural gas production converted based on relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, NGLs do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 21.
We forecast net production, excluding Libya, to be in the range of 320,000 boepd to 325,000 boepd for the third quarter and approximately 330,000 boepd for the full year of 2020.
United States:  North Dakota net oil production was higher in the second quarter and first six months of 2020, compared to the corresponding periods in 2019, primarily due to increased wells online and improved well performance.  North Dakota net natural gas and NGLs production was higher in the second quarter and first six months of 2020, compared to the corresponding periods in 2019, also due to higher wells online, additional natural gas captured and processed at the Little Missouri 4 natural gas processing plant that commenced operations in July 2019, and additional volumes received under percentage of proceeds contracts resulting from lower prices.  Total offshore net production in the second quarter and first six months of 2020 was comparable to the corresponding periods in 2019.
International:  Net production at Guyana was higher in the second quarter and first six months of 2020, compared to the corresponding periods in 2019, due to commencement of production from the Liza Phase 1 development in December 2019.  Net production at Libya was lower due to the cessation of production following the declaration of force majeure in January by the Libyan National Oil Corporation as a result of civil unrest.  Net production was lower at Malaysia and JDA due to reduced natural gas nominations caused by COVID-19 impacts on economic activity.

PART I - FINANCIAL INFORMATION (CONT'D.)

Consolidated Results of Operations (continued)
Sales Volumes:  The impact of lower sales volumes decreased after-tax results by approximately $10 million in the second quarter of 2020, compared to corresponding period in 2019. The impact of higher sales volumes improved after-tax results by $175 million in the first six months of 2020, compared to the corresponding period in 2019.  Worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Crude oil – barrels (a)	12,764	15,061	28,816	29,001
Natural gas liquids – barrels	5,690	3,931	10,787	7,562
Natural gas – mcf	48,081	48,638	103,701	100,073
Barrels of Oil Equivalent (b)	26,468	27,098	56,887	53,242
Crude oil – barrels per day (a)	140	166	158	160
Natural gas liquids – barrels per day	63	43	59	42
Natural gas – mcf per day	528	535	571	552
Barrels of Oil Equivalent Per Day (b)	291	298	312	294
(a)During the second quarter of 2020, 3.7 million barrels of crude oil were loaded on VLCCs for sale later in the year.
(b)Reflects natural gas production converted based on relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, NGLs do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 21.
Marketing, including purchased oil and gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. marketing activities.  Marketing expense was lower in the second quarter and first six months of 2020, compared with the corresponding periods in 2019, primarily due to lower benchmark crude oil prices on purchased volumes and a reduction of $113 million for the cost of crude oil inventory capitalized for the 3.7 million barrels of crude oil loaded on the VLCCs in the second quarter. In the first quarter of 2020, we incurred a pre-tax charge of $53 million to reflect crude oil inventory at its net realizable value at March 31, 2020 (see Items Affecting Comparability of Earnings Between Periods below).
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses.  Cash operating costs decreased in the second quarter and first six months of 2020, compared with the corresponding periods in 2019, from lower production and severances taxes associated with lower crude oil prices and the impact of cost reduction initiatives. Per-unit costs were down in the second quarter and first six months of 2020 on the lower costs and the impact of higher production volumes.
Midstream Tariffs Expense:  Tariffs expense increased in the second quarter and first six months of 2020, compared with the corresponding periods in 2019, primarily due to higher throughput volumes in 2020.  We estimate Midstream tariffs expense to be in the range of $220 million to $230 million in the third quarter and in the range of $905 million to $930 million for the full year 2020.
DD&A:  DD&A expenses were higher in the second quarter and first six months of 2020, compared with the corresponding periods in 2019, reflecting higher production volumes. DD&A expense on a per-unit basis was lower in the second quarter and first six months of 2020, compared with the corresponding periods in 2019, primarily due to the year-over-year mix of production and as a result of the impairment charges in the first quarter of 2020.
Unit Costs:  Unit cost per barrel of oil equivalent (boe) information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range (a)
	Three months ended June 30,		Six months ended June 30,		Three Months Ended September 30,	Twelve Months Ended December 31,
	2020	2019	2020	2019	2020	2020
Cash operating costs (b)	$8.81	$12.11	$9.26	$11.55	$10.00 — $10.50	$9.50 — $10.00
DD&A (c)	15.45	17.20	15.95	17.23	16.00 — 17.00	16.00 — 17.00
Total Production Unit Costs	$24.26	$29.31	$25.21	$28.78	$26.00 — $27.50	$25.50 — $27.00
(a)Forecast information excludes any contribution from Libya.
(b)Cash operating costs per boe, excluding Libya, were $8.64 and $9.13 in the three and six months ended June 30, 2020, respectively, compared with $12.72 and $12.12 in the same periods of 2019, respectively.
(c)DD&A per boe, excluding Libya, was $15.45 and $16.05 in the three and six months ended June 30, 2020, respectively, compared with $18.31 and $18.34 in the same periods of 2019, respectively.

PART I - FINANCIAL INFORMATION (CONT'D.)

Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Exploratory dry hole costs (a)	$—	$—	$135	$—
Exploration lease and other impairment (b)	6	4	38	11
Geological and geophysical expense and exploration overhead	25	39	47	66
Total Exploration Expense	$31	$43	$220	$77
(a)First six months of 2020 primarily relates to previously capitalized exploratory wells (see Items Affecting Comparability of Earnings Between Periods below) and the Oldfield-1 exploration well in the Gulf of Mexico.
(b)First six months of 2020 includes impaired leasehold costs due to a reprioritization of the Corporation’s forward capital program.
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $35 million to $40 million in the third quarter of 2020 and $140 million to $150 million for the full year of 2020.
Income Taxes:  The decline in income tax expense in the second quarter and first six months of 2020, compared to the corresponding periods in 2019, is primarily due to lower pre-tax income in Libya as a result of the declaration of force majeure in January 2020.  Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense in the second quarter and first six months of 2020 was a benefit of $3 million and an expense of $6 million, respectively, compared with an expense of $7 million and $9 million in the second quarter and first six months of 2019, respectively.  Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense is expected to be an expense in the range of $10 million to $15 million for the third quarter of 2020 and $20 million to $30 million for the full year of 2020.
Items Affecting Comparability of Earnings Between Periods:
The following table summarizes, on an after-tax basis, income (expense) items affecting comparability of E&P earnings between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Impairment	$—	$—	$(2,049)	$—
Dry hole, lease impairment and other exploration expenses	—	—	(150)	—
Crude oil inventories write-down	—	—	(52)	—
Gain on asset sale, net	—	22	—	22
	$—	$22	$(2,251)	$22
The following table summarizes, on a pre-tax basis, income (expense) items affecting comparability of E&P earnings between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Impairment	$—	$—	$(2,126)	$—
Dry hole, lease impairment and other exploration expenses	—	—	(152)	—
Crude oil inventories write-down	—	—	(53)	—
Gain on asset sale, net	—	22	—	22
	$—	$22	$(2,331)	$22
Impairment: In the first quarter of 2020, we recorded noncash impairment charges totaling $2.1 billion ($2.0 billion after income taxes) related to our oil and gas properties at North Malay Basin in Malaysia, the South Arne Field in Denmark, and the Stampede Field and the Tubular Bells Field in the Gulf of Mexico, primarily as a result of a lower long-term crude oil price outlook. Other charges totaling $21 million pre-tax ($20 million after income taxes) related to drilling rig right-of-use assets in the Bakken and surplus materials and supplies. See Note 7, Impairment in the Notes to Consolidated Financial Statements.
Dry hole, lease impairment and other exploration expenses: In the first quarter of 2020, we incurred pre-tax charges totaling $152 million ($150 million after income taxes), primarily related to the write-off of previously capitalized exploratory wells in the Gulf of Mexico as detailed in Note 3, Property, plant and equipment in the Notes to Consolidated Financial Statements, and to impair certain exploration leasehold costs.

PART I - FINANCIAL INFORMATION (CONT'D.)

Consolidated Results of Operations (continued)
Crude oil inventories write-down: In the first quarter of 2020, we incurred a pre-tax charge of $53 million ($52 million after income taxes) to reduce crude oil inventories to their net realizable value. These charges are included in Marketing, including purchased oil and gas in the Statement of Consolidated Income. See Note 2, Inventories in the Notes to Consolidated Financial Statements.
Gain on asset sale, net:  In the second quarter of 2019, we recorded a pre-tax gain of $22 million ($22 million after income taxes) associated with the sale of our remaining acreage in the Utica shale play.
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$270	$190	$561	$380
Other, net	1	—	3	—
Total revenues and non-operating income	271	190	564	380
Costs and Expenses
Operating costs and expenses	95	58	187	113
General and administrative expenses	4	5	12	11
Depreciation, depletion and amortization	39	35	77	69
Interest expense	23	17	48	32
Total costs and expenses	161	115	324	225
Results of Operations Before Income Taxes	110	75	240	155
Provision (benefit) for income taxes	2	—	4	—
Net Income (Loss)	108	75	236	155
Less: Net income (loss) attributable to noncontrolling interests	57	40	124	83
Net Income (Loss) Attributable to Hess Corporation	$51	$35	$112	$72
Sales and other operating revenues for the second quarter and first six months of 2020 increased, compared to the corresponding periods in 2019, primarily due to higher throughput volumes and increased rail transportation revenues associated with third-party services.  Operating costs and expenses for the second quarter and first six months of 2020 increased, compared to the corresponding periods in 2019, primarily due to increased third-party rail transportation charges, maintenance expenditures on expanded infrastructure and initial costs related to the Tioga Gas Plant turnaround.
The increase in interest expense from 2019 reflects higher borrowings by the Midstream business.
Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $40 million to $50 million in the third quarter of 2020 and in the range of $195 million to $205 million for the full year of 2020.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$26	$28	$65	$60
Interest expense	96	89	184	179
Less: Capitalized interest	—	(9)	—	(16)
Interest expense, net	96	80	184	163
Corporate, Interest and Other expenses before income taxes	122	108	249	223
Provision (benefit) for income taxes	—	1	(4)	—
Net Corporate, Interest and Other expenses after income taxes	$122	$109	$245	$223

PART I - FINANCIAL INFORMATION (CONT'D.)

Consolidated Results of Operations (continued)
Corporate and other expenses were higher in the first six months of 2020, compared to the corresponding period in 2019, primarily due to a charge of $7 million for legal costs related to former downstream businesses.  Interest expense, net was higher in the second quarter and first six months of 2020, compared to the corresponding periods in 2019, due to the cessation of capitalized interest at the Liza Field, offshore Guyana, upon commencement of production in December 2019, and due to interest on a new $1.0 billion three year term loan entered into in the first quarter of 2020.
Third quarter 2020 corporate expenses are expected to be in the range of $25 million to $30 million, and interest expense is expected to be in the range of $95 million to $100 million.  We estimate corporate expenses for full year 2020 to be in the range of $115 million to $125 million, and interest expense to be in the range of $375 million to $380 million.
Other Items Potentially Affecting Future Results
Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, NGLs and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, crude oil storage capacity, political risk, environmental risk and catastrophic risk, including risks associated with COVID-19.  For a more comprehensive description of the risks that may affect our business, see the section entitled Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in our Form 10-Q for the fiscal quarter ended March 31, 2020.
Proved reserves are calculated using the average price during the twelve month period before December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2019 were $55.73 per barrel for WTI and $62.54 per barrel for Brent, which are significantly higher than the average crude oil benchmark prices for the six months ended June 30, 2020 (WTI - $36.82 per barrel; Brent - $42.10 per barrel).  If crude oil prices for the rest of 2020 remain significantly below prices used for proved reserves at December 31, 2019, proved reserves at December 31, 2020 are expected to be significantly lower than proved reserves at December 31, 2019.  It is difficult to estimate the magnitude of any net negative change in proved reserves that may result from lower crude oil prices due to a number of factors that are currently unknown, including 2020 crude oil prices, any revisions in proved reserves that may occur based on 2020 reservoir performance, the levels to which industry costs will decline in response to lower prices, and management’s plans as of December 31, 2020 for developing proved undeveloped reserves.  Any reductions to proved reserves will increase depreciation, depletion and amortization expense and reduce the Standardized Measure of Discounted Future Net Cash Flows.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	June 30, 2020	December 31, 2019

	(In millions, except ratio)
Cash and cash equivalents (a)	$1,646	$1,545
Current maturities of long-term debt	5	—
Total debt (b)	8,210	7,142
Total equity	7,366	9,706
Debt to capitalization ratio (c)	44.3%	39.6%
(a)Includes $3 million of cash attributable to our Midstream segment, at June 30, 2020 (December 31, 2019: $3 million).
(b)At June 30, 2020, includes $1,828 million of debt outstanding from our Midstream segment (December 31, 2019: $1,753 million) that is non-recourse to Hess Corporation.
(c)The debt of Hess Corporation (excluding Midstream non-recourse debt) as a percentage of the sum of debt plus equity (excluding the impact of noncash impairment charges and non-controlling interests) as defined under Hess Corporation’s revolving credit facility and term loan debt covenants.

PART I - FINANCIAL INFORMATION (CONT'D.)

Liquidity and Capital Resources (continued)
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2020	2019

	(In millions)
Net cash provided by (used in):
Operating activities	$711	$913
Investing activities	(1,388)	(1,297)
Financing activities	778	(102)
Net Increase (Decrease) in Cash and Cash Equivalents	$101	$(486)
Operating activities:  Net cash provided by operating activities was $711 million in the first six months of 2020, compared to $913 million in the first six months of 2019.  Changes in operating assets and liabilities was a use of cash of $92 million in the first six months of 2020, and a use of cash of $282 million in the first six months of 2019. Changes in operating assets and liabilities in 2019 included a one-time payment of approximately $130 million to our joint venture partner for its share of sale/leaseback proceeds related to our sale of the North Malay Basin floating storage and offloading vessel that we received in 2018.
Investing activities:  Additions to property, plant and equipment of $1,397 million in the first six months of 2020 were up $102 million compared with the corresponding period in 2019.  The increase primarily reflects payments in the first quarter of 2020 to settle capital expenditures accrued in the fourth quarter of 2019, partially offset by lower overall activity across the portfolio.  The first six months of 2019 included additions of approximately $90 million associated with the Midstream operating segment's acquisition of assets from Summit Midstream Partners LP.
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Six Months Ended June 30,
	2020	2019

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(1,037)	$(1,140)
Increase (decrease) in related liabilities	(213)	55
Additions to property, plant and equipment - E&P	$(1,250)	$(1,085)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(136)	$(196)
Increase (decrease) in related liabilities	(11)	(14)
Additions to property, plant and equipment - Midstream	$(147)	$(210)
 Financing activities: Borrowings in the first six months of 2020 include $1.0 billion related to our new three year term loan.  Hess Midstream borrowed a total of $72 million from their revolving credit facilities in the first six months of 2020 and $160 million in the first six months of 2019.  We paid common stock dividends totaling $157 million in the first six months of 2020, compared to common stock and preferred dividends of $164 million in the first six months of 2019.  In addition, net cash outflows to noncontrolling interests were $128 million in the first six months of 2020 and $27 million in the first six months of 2019.
Future Capital Requirements and Resources
At June 30, 2020, we had $1.6 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.3 billion.  Our fully undrawn $3.5 billion committed revolving credit facility matures in May 2023, and we have no debt maturities until 2023 when the three year term loan matures.  Oil and gas production in 2020, excluding Libya, is forecast to be approximately 330,000 boepd.  We have more than 80% of our forecasted crude oil production for the remainder of 2020 hedged with $55 WTI put options for 130,000 bopd and $60 Brent put options for 20,000 bopd. The fair value of the open crude oil put option contracts at June 30, 2020 was approximately $450 million.

PART I - FINANCIAL INFORMATION (CONT'D.)

Liquidity and Capital Resources (continued)
Net cash provided by operating activities was $711 million in the first six months of 2020, compared with $913 million in the first six months of 2019.  Net cash provided by operating activities before changes in operating assets and liabilities was $803 million in the first six months of 2020 and $1,195 million in the first six months of 2019.  Capital expenditures were $1,173 million in the first six months of 2020 and $1,336 million in the first six months of 2019.  In 2020, based on current forward strip crude oil prices, we expect cash flow from operating activities, including settlements from crude oil put option contracts, cash and cash equivalents existing at June 30, 2020, and our available committed revolving credit facility will be sufficient to fund our capital investment program and dividends. Due to the weak commodity price environment, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: further reduce the planned capital program and other cash outlays, including dividends, pursue asset sales or issue debt or equity securities.
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at June 30, 2020:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	May, 2023	$3,500	$—	$—	$—	$3,500
Committed lines	Various (a)	175	—	54	54	121
Uncommitted lines	Various (a)	207	—	207	207	—
Total - Hess Corporation		$3,882	$—	$261	$261	$3,621
Midstream
Revolving credit facility (b)	December, 2024	$1,000	$104	$—	$104	$896
Total - Midstream		$1,000	$104	$—	$104	$896
(a)Committed and uncommitted lines have expiration dates through 2020.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
In the first quarter of 2020, we entered into a $1.0 billion three year term loan agreement with a maturity date of March 16, 2023. In the second quarter of 2020, we successfully syndicated the loan.  Borrowings under the term loan generally bear interest at LIBOR plus an applicable margin of 2.25%. The applicable margin varies based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt, and will increase by 0.25% on each anniversary of the term loan. The term loan agreement contains customary representations, warranties and covenants, including the same financial covenant as our revolving credit facility which limits the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the revolving credit facility and term loan agreements) of the Corporation and its consolidated subsidiaries to 65%, and customary events of default.  At June 30, 2020, Hess Corporation had borrowings of $1.0 billion under this term loan agreement and was in compliance with this financial covenant.
At June 30, 2020, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility and was in compliance with its financial covenants.
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
Midstream:
At June 30, 2020, Hess Midstream Operations LP (formerly Hess Midstream Partners LP, or HESM Opco), a consolidated subsidiary of Hess Midstream LP, had $1.4 billion of senior secured syndicated credit facilities maturing December 16, 2024, consisting of a $1.0 billion 5-year revolving credit facility and a fully drawn $400 million 5-year term loan A facility.  The revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes.  Borrowings under the 5-year term loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities).  If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time.  The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not

PART I - FINANCIAL INFORMATION (CONT'D.)

Liquidity and Capital Resources (continued)
greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter.  HESM Opco was in compliance with these financial covenants at June 30, 2020.  The credit facilities are secured by first-priority perfected liens on substantially all the presently owned and after-acquired assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions.  At June 30, 2020, borrowings of $104 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $400 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan A facility.  Borrowings under these credit facilities are non-recourse to Hess Corporation.
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 12, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $74 million at June 30, 2020 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  The change in fair value of foreign exchange contracts from a 10% strengthening in the U.S. Dollar exchange rate is estimated to be a loss of less than $5 million at June 30, 2020.
At June 30, 2020, our total long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,210 million and a fair value of $8,736 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $460 million or $510 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
At June 30, 2020, we have outstanding WTI and Brent crude oil put option contracts.  As of June 30, 2020, an assumed 10% increase in the forward WTI and Brent crude oil prices used in determining the fair value of our put options would reduce the fair value of these derivative instruments by approximately $90 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $115 million.

PART I - FINANCIAL INFORMATION (CONT'D.)

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
Forward-looking statements are based on our current understanding, assessments, estimates and projections of relevant factors and reasonable assumptions about the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations of future results expressed or implied by these forward-looking statements.  The following important factors could cause actual results to differ materially from those in our forward-looking statements:
•fluctuations in market prices of crude oil, natural gas liquids and natural gas and competition in the oil and gas exploration and production industry, including as a result of the global COVID-19 pandemic;
•potential disruption or interruption of our operations due to catastrophic events, such as accidents, severe weather, geological events, shortages of skilled labor, cyber-attacks or health measures related to COVID-19;
•reduced demand for our products, including due to the global COVID-19 pandemic or the outbreak of any other public health threat, or due to the impact of competing or alternative energy products and political conditions and events, such as instability, changes in governments, armed conflict and economic sanctions;
•potential failures or delays in increasing oil and gas reserves, including as a result of unsuccessful exploration activity, drilling risks and unforeseen reservoir conditions;
•potential failures or delays in achieving expected production levels given inherent uncertainties in estimating quantities of proved reserves;
•changes in tax, property, contract and other laws, regulations and governmental actions applicable to our business, including legislative and regulatory initiatives regarding environmental concerns, such as measures to limit greenhouse gas emissions and well fracking bans;
•the ability of our contractual counterparties to satisfy their obligations to us, including the operation of joint ventures under which we may not control;
•unexpected changes in technical requirements for constructing, modifying or operating exploration and production facilities and/or the inability to timely obtain or maintain necessary permits;
•availability and costs of employees and other personnel, drilling rigs, equipment, supplies and other required services;
•any limitations on our access to capital or increase in our cost of capital as a result of weakness in the oil and gas industry or negative outcomes within commodity and financial markets;
•liability resulting from litigation, including heightened risks associated with being a general partner of Hess Midstream LP; and
•other factors described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as any additional risks described in our other filings with the SEC.
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

PART I - FINANCIAL INFORMATION (CONT'D.)

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
The information required by this item is presented under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Disclosures.”
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2020.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.      Legal Proceedings.
Information regarding legal proceedings is contained in Note 10, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 1A.   Risk Factors.
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in our Form 10-Q for the fiscal quarter ended March 31, 2020 include certain risk factors that could materially affect our business, financial condition, or future results.  Those risk factors have not materially changed, except as set forth and as supplemented below:
Our business and operations have been and may continue to be adversely affected by the COVID-19 global pandemic or other similar public health developments and the recent reduced demand for oil and natural gas.
The COVID-19 global pandemic and related actions taken by governments and businesses, including voluntary and mandatory quarantines and travel and other restrictions, has resulted in a significant and swift reduction in economic activity.  Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. As a result of the COVID-19 global pandemic, our operations, and those of our business partners, service companies and suppliers, have experienced and may continue to experience further adverse effects, including disruptions, delays or temporary suspensions of operations and supply chains; temporary inaccessibility or closures of facilities; and workforce impacts from illness, school closures and other community response measures.  We have implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at offshore platforms and onshore work sites wherever this can be done safely, and remote working arrangements for office workers.  There is no certainty that these or any other future measures will be sufficient to mitigate the risks posed by the disease, including the risk of infection of key employees, and our ability to perform certain functions could be impaired by these new business practices. For example, our reliance on technology has necessarily increased due to our encouragement of remote communications and other work-from-home practices, which could make us more vulnerable to cyber attacks. To the extent we or our business partners, service companies or suppliers continue to experience restrictions or other effects, our financial condition, results of operations and future expansion projects may be adversely affected.
In addition to the global health concerns of COVID-19, the pandemic has negatively affected the United States and global economy and severely adversely impacted demand for oil and natural gas.  The prolonged continuation or amplification of the outbreak of COVID-19 could result in further economic downturn that may affect our operating results in the long-term.  In addition, the effects of COVID-19 and concerns regarding its global spread have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility and adversely affected the demand for and marketability of crude oil, natural gas and NGLs. Containment measures implemented to mitigate the spread of COVID-19 could continue to be widespread and lead to sustained adoption of certain behavioral changes, such as reduced travel and work-from-home policies, which could result in further reductions in demand for and consumption of energy commodities. The reduction in consumer demand for crude oil, natural gas and NGLs has created a supply imbalance, which could require further curtailments and shut-ins of production by the industry and further increase the costs of commercial storage and midstream contracts.
The timeline and potential magnitude of the COVID-19 pandemic remains unknown.  In the event one or more of our business partners is adversely affected by COVID-19 or the current market environment, that may impact our costs and ability to conduct business with them.  In addition, we may face an increased risk of changes in the regulation related to our business, such as the imposition of limitations on the production of oil and gas by states or other jurisdictions, that may result in additional limits on our products.  We also are subject to litigation risk and possible loss contingencies related to COVID-19, including with respect to commercial contracts, employee matters and insurance arrangements.  We may face additional asset impairments, decreases in proved reserves, along with other accounting charges as demand for crude oil, natural gas and NGLs decreases.  The current environment may make it more difficult to comply with covenants and other restrictions in agreements governing our debt, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity.
As the impact from the COVID-19 pandemic remains difficult to predict, the extent to which it may negatively affect our operating results is uncertain.  Any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control.  To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our annual report on Form 10-K for the year ended December 31, 2019.

PART II – OTHER INFORMATION (CONT'D)
Item 6.   Exhibits.

Exhibits
3(1)	By-Laws of Hess Corporation (as amended effective May 6, 2020), incorporated by reference to Exhibit 3(1) of Form 10-Q of Registrant for the three months ended March 31, 2020.
10(1)
Amendment No. 1 dated as of June 9, 2020 to the Term Loan Agreement dated as of March 16, 2020, among Hess Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: August 6, 2020