Form 10-Q
period 2020-09-30
HESS CORP
filed 2020-11-05
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At September 30, 2020, there were 307,077,424 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2020	December 31, 2019

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$1,285	$1,545
Accounts receivable:
From contracts with customers	551	940
Joint venture and other	148	230
Inventories	422	261
Assets held for sale	483	—
Other current assets	247	180
Total current assets	3,136	3,156
Property, plant and equipment:
Total — at cost	30,166	35,820
Less: Reserves for depreciation, depletion, amortization and lease impairment	15,931	19,006
Property, plant and equipment — net	14,235	16,814
Operating lease right-of-use assets — net	324	447
Finance lease right-of-use assets — net	175	299
Goodwill	360	360
Deferred income taxes	67	80
Other assets	672	626
Total Assets	$18,969	$21,782
Liabilities
Current Liabilities:
Accounts payable	$200	$411
Accrued liabilities	1,074	1,803
Taxes payable	45	97
Current maturities of long-term debt	8	—
Current portion of operating and finance lease obligations	99	199
Total current liabilities	1,426	2,510
Long-term debt	8,280	7,142
Long-term operating lease obligations	334	353
Long-term finance lease obligations	224	238
Deferred income taxes	316	415
Asset retirement obligations	932	897
Other liabilities and deferred credits	575	521
Total Liabilities	12,087	12,076
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 307,077,424 shares (2019: 304,955,472)	307	305
Capital in excess of par value	5,668	5,591
Retained earnings	304	3,535
Accumulated other comprehensive income (loss)	(363)	(699)
Total Hess Corporation stockholders’ equity	5,916	8,732
Noncontrolling interests	966	974
Total Equity	6,882	9,706
Total Liabilities and Equity	$18,969	$21,782
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,159	$1,580	$3,346	$4,812
Gains on asset sales, net	—	—	8	22
Other, net	17	(65)	33	(23)
Total revenues and non-operating income	1,176	1,515	3,387	4,811
Costs and Expenses
Marketing, including purchased oil and gas	221	423	655	1,308
Operating costs and expenses	308	321	905	872
Production and severance taxes	34	47	92	132
Exploration expenses, including dry holes and lease impairment	71	50	291	127
General and administrative expenses	84	90	275	266
Interest expense	118	90	350	285
Depreciation, depletion and amortization	518	544	1,588	1,536
Impairment	—	—	2,126	—
Total costs and expenses	1,354	1,565	6,282	4,526
Income (Loss) Before Income Taxes	(178)	(50)	(2,895)	285
Provision (benefit) for income taxes	5	116	(83)	342
Net Income (Loss)	(183)	(166)	(2,812)	(57)
Less: Net income (loss) attributable to noncontrolling interests	60	46	184	129
Net Income (Loss) Attributable to Hess Corporation	(243)	(212)	(2,996)	(186)
Less: Preferred stock dividends	—	—	—	4
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$(243)	$(212)	$(2,996)	$(190)
Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$(0.80)	$(0.70)	$(9.83)	$(0.63)
Diluted	$(0.80)	$(0.70)	$(9.83)	$(0.63)
Weighted Average Number of Common Shares Outstanding:
Basic	305.0	302.5	304.7	300.7
Diluted	305.0	302.5	304.7	300.7
Common Stock Dividends Per Share	$0.25	$0.25	$0.75	$0.75
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Net Income (Loss)	$(183)	$(166)	$(2,812)	$(57)
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	(143)	(2)	(435)	(3)
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	(143)	(2)	(435)	(3)
Change in fair value of cash flow hedges	(44)	12	732	(334)
Income taxes on change in fair value of cash flow hedges	—	—	—	—
Net change in fair value of cash flow hedges	(44)	12	732	(334)
Change in derivatives designated as cash flow hedges, after taxes	(187)	10	297	(337)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	(239)	4	(257)
Income taxes on actuarial changes in plan liabilities	—	—	—	—
(Increase) reduction in unrecognized actuarial losses, net	—	(239)	4	(257)
Amortization of net actuarial losses	11	101	35	124
Income taxes on amortization of net actuarial losses	—	—	—	—
Net effect of amortization of net actuarial losses	11	101	35	124
Change in pension and other postretirement plans, after taxes	11	(138)	39	(133)
Other Comprehensive Income (Loss)	(176)	(128)	336	(470)
Comprehensive Income (Loss)	(359)	(294)	(2,476)	(527)
Less: Comprehensive income (loss) attributable to noncontrolling interests	60	46	184	129
Comprehensive Income (Loss) Attributable to Hess Corporation	$(419)	$(340)	$(2,660)	$(656)
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$(2,812)	$(57)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) losses on asset sales, net	(8)	(22)
Depreciation, depletion and amortization	1,588	1,536
Impairment	2,126	—
Exploratory dry hole costs	166	10
Exploration lease and other impairment	48	14
Pension settlement loss	—	88
Stock compensation expense	63	66
Noncash (gains) losses on commodity derivatives, net	187	87
Provision (benefit) for deferred income taxes and other tax accruals	(87)	(5)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	539	(129)
(Increase) decrease in inventories	(161)	(44)
Increase (decrease) in accounts payable and accrued liabilities	(681)	(127)
Increase (decrease) in taxes payable	(52)	22
Changes in other operating assets and liabilities	(69)	(83)
Net cash provided by (used in) operating activities	847	1,356
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,577)	(1,720)
Additions to property, plant and equipment - Midstream	(246)	(284)
Payments for Midstream equity investments	—	(33)
Proceeds from asset sales, net of cash sold	11	22
Other, net	(2)	(3)
Net cash provided by (used in) investing activities	(1,814)	(2,018)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	146	176
Debt with maturities of greater than 90 days:
Borrowings	1,000	—
Repayments	—	(8)
Payments on finance lease obligations	(6)	(47)
Common stock acquired and retired	—	(25)
Cash dividends paid	(233)	(241)
Noncontrolling interests, net	(194)	(41)
Other, net	(6)	17
Net cash provided by (used in) financing activities	707	(169)
Net Increase (Decrease) in Cash and Cash Equivalents	(260)	(831)
Cash and Cash Equivalents at Beginning of Year	1,545	2,694
Cash and Cash Equivalents at End of Period	$1,285	$1,863
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

	(In millions)
For the Three Months Ended September 30, 2020
Balance at July 1, 2020	$—	$307	$5,650	$625	$(187)	$6,395	$971	$7,366
Net income (loss)	—	—	—	(243)	—	(243)	60	(183)
Other comprehensive income (loss)	—	—	—	—	(176)	(176)	—	(176)
Share-based compensation	—	—	18	—	—	18	—	18
Dividends on common stock	—	—	—	(78)	—	(78)	—	(78)
Noncontrolling interests, net	—	—	—	—	—	—	(65)	(65)
Balance at September 30, 2020	$—	$307	$5,668	$304	$(363)	$5,916	$966	$6,882
For the Three Months Ended September 30, 2019
Balance at July 1, 2019	$—	$304	$5,513	$4,125	$(648)	$9,294	$1,237	$10,531
Net income (loss)	—	—	—	(212)	—	(212)	46	(166)
Other comprehensive income (loss)	—	—	—	—	(128)	(128)	—	(128)
Share-based compensation	—	1	30	—	—	31	—	31
Dividends on common stock	—	—	—	(77)	—	(77)	—	(77)
Noncontrolling interests, net	—	—	—	—	—	—	(14)	(14)
Balance at September 30, 2019	$—	$305	$5,543	$3,836	$(776)	$8,908	$1,269	$10,177
For the Nine Months Ended September 30, 2020
Balance at January 1, 2020	$—	$305	$5,591	$3,535	$(699)	$8,732	$974	$9,706
Net income (loss)	—	—	—	(2,996)	—	(2,996)	184	(2,812)
Other comprehensive income (loss)	—	—	—	—	336	336	—	336
Share-based compensation	—	2	77	(5)	—	74	—	74
Dividends on common stock	—	—	—	(230)	—	(230)	—	(230)
Noncontrolling interests, net	—	—	—	—	—	—	(192)	(192)
Balance at September 30, 2020	$—	$307	$5,668	$304	$(363)	$5,916	$966	$6,882
For the Nine Months Ended September 30, 2019
Balance at January 1, 2019	$1	$291	$5,386	$4,257	$(306)	$9,629	$1,259	$10,888
Net income (loss)	—	—	—	(186)	—	(186)	129	(57)
Other comprehensive income (loss)	—	—	—	—	(470)	(470)	—	(470)
Preferred stock conversion	(1)	12	(11)	—	—	—	—	—
Share-based compensation	—	2	90	—	—	92	—	92
Dividends on preferred stock	—	—	—	(4)	—	(4)	—	(4)
Dividends on common stock	—	—	—	(231)	—	(231)	—	(231)
Sale of water business to Hess Infrastructure Partners	—	—	78	—	—	78	(78)	—
Noncontrolling interests, net	—	—	—	—	—	—	(41)	(41)
Balance at September 30, 2019	$—	$305	$5,543	$3,836	$(776)	$8,908	$1,269	$10,177
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2020 and December 31, 2019, the consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, and consolidated cash flows for the nine months ended September 30, 2020 and 2019.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
 2.  Inventories
Inventories consisted of the following:

	September 30, 2020	December 31, 2019

	(In millions)
Crude oil and natural gas liquids	$241	$92
Materials and supplies	181	169
Total Inventories	$422	$261
We chartered three very large crude carriers (VLCCs) and have loaded a total of 6.3 million barrels of Bakken crude oil during the second and third quarters of this year for sale in Asian markets. The first VLCC cargo of 2.1 million barrels was sold in September and cash proceeds were received in October. At September 30, 2020, we have a total of 4.2 million barrels of crude oil loaded on the second and third VLCCs, and crude oil inventories include $147 million associated with the cost of these volumes.
In the first quarter of 2020, we recognized charges of $53 million ($52 million after income taxes) recorded in Marketing, including purchased oil and gas to reflect crude oil inventories at net realizable value.
3.  Property, Plant and Equipment
Assets Held for Sale:
On October 5, 2020, we entered into an agreement to sell our 28% working interest in the Shenzi Field in the deepwater Gulf of Mexico for total consideration of $505 million, subject to customary adjustments, with an effective date of July 1, 2020. See Note 14. Subsequent Events. At September 30, 2020, property, plant and equipment totaling $483 million and asset retirement obligations totaling $79 million associated with the Shenzi Field were presented as Assets held for sale and as liabilities held for sale within Accrued Liabilities, respectively, in our Consolidated Balance Sheet.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the nine months ended September 30, 2020 (in millions):

Balance at January 1, 2020	$584
Additions to capitalized exploratory well costs pending the determination of proved reserves	96
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(80)
Capitalized exploratory well costs charged to expense	(125)
Balance at September 30, 2020	$475
In September, we sanctioned the development plan for the Payara Field on the Stabroek Field, Offshore Guyana and reclassified well costs totaling $80 million to wells, facilities and equipment based on the determination of proved reserves. In the first quarter of 2020, the Corporation expensed previously capitalized well costs of $125 million, primarily related to the northern portion of the Shenzi Field (Hess 28%) in the Gulf of Mexico due to reprioritization of the Corporation’s forward capital program in response to the significant decline in crude oil prices. The table above does not include $41 million of well costs incurred and expensed during the first nine months of 2020.
Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $329 million at September 30, 2020 and primarily related to:
Guyana: Approximately 80% of the capitalized well costs in excess of one year relate to successful exploration wells where hydrocarbons were encountered on the Stabroek Block (Hess 30%), offshore Guyana.  The operator plans further appraisal drilling for certain fields and is conducting pre-development planning for additional phases of development beyond the three existing sanctioned phases of development.
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
4.  Hess Midstream LP
At September 30, 2020 Hess Midstream LP (Hess Midstream), a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $2,031 million (December 31, 2019: $1,941 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream include cash and cash equivalents totaling $3 million (December 31, 2019: $3 million) and property, plant and equipment with a carrying value of $3,103 million (December 31, 2019: $3,010 million).
5.  Debt
In the first quarter of 2020, we entered into a $1.0 billion three year term loan agreement with a maturity date of March 16, 2023.  Borrowings under the term loan generally bear interest at LIBOR plus an applicable margin of 2.25%. The applicable margin varies based on the credit rating of the Corporation’s senior unsecured long-term debt, and will increase by 0.25% on each anniversary of the term loan. The term loan agreement contains customary representations, warranties and covenants, including the same financial covenant as our revolving credit facility which limits the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the revolving credit facility and term loan agreements) of the Corporation and its consolidated subsidiaries to 65%, and customary events of default.  At September 30, 2020, outstanding borrowings were $1.0 billion under the term loan agreement.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows:

	Exploration and Production						Midstream	Eliminations	Total
	United States	Guyana	Malaysia & JDA	Denmark	Libya	E&P Total

	(In millions)
Three Months Ended September 30, 2020
Sales of our net production volumes:
Crude oil revenue	$471	$80	$13	$11	$—	$575	$—	$—	$575
Natural gas liquids revenue	68	—	—	—	—	68	—	—	68
Natural gas revenue	34	—	116	1	—	151	—	—	151
Sales of purchased oil and gas	220	1	—	—	—	221	—	—	221
Intercompany revenue	—	—	—	—	—	—	264	(264)	—
Total revenues from contracts with customers	793	81	129	12	—	1,015	264	(264)	1,015
Other operating revenues (a)	125	18	—	1	—	144	—	—	144
Total sales and other operating revenues	$918	$99	$129	$13	$—	$1,159	$264	$(264)	$1,159
Three Months Ended September 30, 2019
Sales of our net production volumes:
Crude oil revenue	$749	$—	$22	$31	$122	$924	$—	$—	$924
Natural gas liquids revenue	46	—	—	—	—	46	—	—	46
Natural gas revenue	34	—	160	2	5	201	—	—	201
Sales of purchased oil and gas	381	—	3	—	23	407	—	—	407
Intercompany revenue	—	—	—	—	—	—	215	(215)	—
Total revenues from contracts with customers	1,210	—	185	33	150	1,578	215	(215)	1,578
Other operating revenues (a)	2	—	—	—	—	2	—	—	2
Total sales and other operating revenues	$1,212	$—	$185	$33	$150	$1,580	$215	$(215)	$1,580
Nine Months Ended September 30, 2020
Sales of our net production volumes:
Crude oil revenue	$1,390	$149	$16	$61	$—	$1,616	$—	$—	$1,616
Natural gas liquids revenue	159	—	—	—	—	159	—	—	159
Natural gas revenue	104	—	344	5	2	455	—	—	455
Sales of purchased oil and gas	679	2	—	—	—	681	—	—	681
Intercompany revenue	—	—	—	—	—	—	825	(825)	—
Total revenues from contracts with customers	2,332	151	360	66	2	2,911	825	(825)	2,911
Other operating revenues (a)	368	51	1	15	—	435	—	—	435
Total sales and other operating revenues	$2,700	$202	$361	$81	$2	$3,346	$825	$(825)	$3,346
Nine Months Ended September 30, 2019
Sales of our net production volumes:
Crude oil revenue	$2,193	$—	$67	$98	$343	$2,701	$—	$—	$2,701
Natural gas liquids revenue	162	—	—	—	—	162	—	—	162
Natural gas revenue	109	—	494	7	17	627	—	—	627
Sales of purchased oil and gas	1,246	—	3	—	67	1,316	—	—	1,316
Intercompany revenue	—	—	—	—	—	—	595	(595)	—
Total revenues from contracts with customers	3,710	—	564	105	427	4,806	595	(595)	4,806
Other operating revenues (a)	6	—	—	—	—	6	—	—	6
Total sales and other operating revenues	$3,716	$—	$564	$105	$427	$4,812	$595	$(595)	$4,812
(a)Includes gains (losses) on commodity derivatives.
There have been no significant changes to contracts with customers or composition thereof during the nine months ended September 30, 2020.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Severance Costs
In the third quarter of 2020, we recognized a charge of $27 million, and made payments of $11 million, for employee termination benefits incurred related to cost reduction initiatives. The charge is reported in Operating costs and expenses ($20 million), General and administrative expenses ($6 million) and Exploration expenses, including dry holes and lease impairment ($1 million) in the Statement of Consolidated Income. Accrued employee termination benefits of $16 million at September 30, 2020 are expected to be largely paid by the end of the year.
8.  Impairment
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
9. Retirement Plans
Components of net periodic pension cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Service cost	$14	$12	$42	$33
Interest cost (a)	19	23	56	71
Expected return on plan assets (a)	(45)	(45)	(135)	(135)
Amortization of unrecognized net actuarial losses (a)	11	13	35	36
Settlement loss (a)	—	88	—	88
Pension (income) expense (a)	$(1)	$91	$(2)	$93
(a)  Net non-service pension cost included in Other, net in the Statement of Consolidated Income for the three and nine months ended September 30, 2020 was income of $15 million and $44 million, respectively, compared with an expense of $79 million and $60 million for the three and nine months ended September 30, 2019, respectively.
In the third quarter of 2019, the trust for the Hess Corporation Employees’ Pension Plan (the Plan) purchased a single premium annuity contract at a cost of approximately $250 million using assets of the Plan to settle and transfer certain of its obligations to a third party. The settlement transaction resulted in a noncash charge of $88 million to recognize unamortized pension actuarial losses.
To preserve cash in 2020, we are minimizing non-required cash contributions to funded pension plans.  In 2020, we expect to contribute approximately $2 million to our funded pension plans.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.  Weighted Average Common Shares
The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Net income (loss) attributable to Hess Corporation Common Stockholders:
Net income (loss)	$(183)	$(166)	$(2,812)	$(57)
Less: Net income (loss) attributable to noncontrolling interests	60	46	184	129
Less: Preferred stock dividends	—	—	—	4
Net income (loss) attributable to Hess Corporation Common Stockholders	$(243)	$(212)	$(2,996)	$(190)
Weighted average number of common shares outstanding:
Basic	305.0	302.5	304.7	300.7
Effect of dilutive securities
Restricted common stock	—	—	—	—
Stock options	—	—	—	—
Performance share units	—	—	—	—
Diluted	305.0	302.5	304.7	300.7
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted common stock	2,080,613	2,074,913	2,089,778	2,272,234
Stock options	4,424,867	4,694,684	4,301,311	4,819,205
Performance share units	1,083,543	1,858,050	1,124,022	1,663,432
Common shares from conversion of preferred stock	—	—	—	1,295,823
During the nine months ended September 30, 2020, we granted 1,120,836 shares of restricted stock (2019: 959,168), 307,999 performance share units (2019: 234,866) and 686,639 stock options (2019: 526,968).
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
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended September 30, 2020
Sales and Other Operating Revenues - Third parties	$1,159	$—	$—	$—	$1,159
Intersegment Revenues	—	264	—	(264)	—
Sales and Other Operating Revenues	$1,159	$264	$—	$(264)	$1,159

Net Income (Loss) attributable to Hess Corporation	$(182)	$56	$(117)	$—	$(243)
Depreciation, Depletion and Amortization	478	40	—	—	518
Provision (Benefit) for Income Taxes	6	1	(2)	—	5
Capital Expenditures	301	66	—	—	367
For the Three Months Ended September 30, 2019
Sales and Other Operating Revenues - Third parties	$1,580	$—	$—	$—	$1,580
Intersegment Revenues	—	215	—	(215)	—
Sales and Other Operating Revenues	$1,580	$215	$—	$(215)	$1,580

Net Income (Loss) attributable to Hess Corporation	$(60)	$39	$(191)	$—	$(212)
Depreciation, Depletion and Amortization	507	36	1	—	544
Provision (Benefit) for Income Taxes	116	—	—	—	116
Capital Expenditures	624	112	—	—	736
For the Nine Months Ended September 30, 2020
Sales and Other Operating Revenues - Third parties	$3,346	$—	$—	$—	$3,346
Intersegment Revenues	—	825	—	(825)	—
Sales and Other Operating Revenues	$3,346	$825	$—	$(825)	$3,346

Net Income (Loss) attributable to Hess Corporation	$(2,802)	$168	$(362)	$—	$(2,996)
Depreciation, Depletion and Amortization	1,469	117	2	—	1,588
Impairment	2,126	—	—	—	2,126
Provision (Benefit) for Income Taxes	(82)	5	(6)	—	(83)
Capital Expenditures	1,338	202	—	—	1,540
For the Nine Months Ended September 30, 2019
Sales and Other Operating Revenues - Third parties	$4,812	$—	$—	$—	$4,812
Intersegment Revenues	—	595	—	(595)	—
Sales and Other Operating Revenues	$4,812	$595	$—	$(595)	$4,812

Net Income (Loss) attributable to Hess Corporation	$117	$111	$(414)	$—	$(186)
Depreciation, Depletion and Amortization	1,430	105	1	—	1,536
Provision (Benefit) for Income Taxes	342	—	—	—	342
Capital Expenditures	1,764	308	—	—	2,072
Identifiable assets by operating segment were as follows:

	September 30, 2020	December 31, 2019

	(In millions)
Exploration and Production	$14,005	$16,790
Midstream	3,594	3,499
Corporate, Interest and Other	1,370	1,493
Total	$18,969	$21,782

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas as well as changes in interest rates and foreign currency values.  Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price of a portion of our crude oil or natural gas production.  Swaps may also be used to fix the difference between current selling prices and forward selling prices in periods of contango for crude oil production that will be stored and sold in the future. Forward contracts may be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations.  At September 30, 2020, these forward contracts relate to the British Pound, Danish Krone and Malaysian Ringgit.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	September 30, 2020	December 31, 2019

	(In millions)
Commodity - crude oil put options (millions of barrels)	13.8	54.9
Foreign exchange forwards	$130	$90
Interest rate swaps	$100	$100
For calendar year 2020 we have West Texas Intermediate (WTI) put options with an average monthly floor price of $55 per barrel for 130,000 barrels of oil per day (bopd), and Brent put options with an average monthly floor price of $60 per barrel for 20,000 bopd.
The table below reflects the fair values of risk management derivative instruments.

	Assets	Liabilities

	(In millions)
September 30, 2020
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$205	$—
Crude oil swaps	—	(29)
Interest rate swaps	6	—
Total derivative contracts designated as hedging instruments	211	(29)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards	—	—
Total derivative contracts not designated as hedging instruments	—	—
Fair Value of Derivative Contracts	$211	$(29)
December 31, 2019
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$125	$—
Interest rate swaps	1	—
Total derivative contracts designated as hedging instruments	126	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Fair Value of Derivative Contracts	$126	$(1)
We chartered three VLCCs and have loaded a total of 6.3 million barrels of Bakken crude oil during the second and third quarters of this year for sale in Asian markets. In connection with this activity, we entered into Brent swap transactions intended to fix the difference between Brent prices in the month of production and the forward Brent price for the expected month of sale. At September 30, 2020, net realized and unrealized gains from the Brent swaps of $17 million were deferred in Accumulated other comprehensive income, and the liability for unrealized losses from the Brent swaps was $29 million. In addition, total net realized gains from WTI put options associated with the VLCCs of $40 million were deferred in Accumulated other comprehensive income at September 30, 2020.
The fair value of our crude oil put options and crude oil swaps is presented within Other current assets and Accrued liabilities, respectively, in our Consolidated Balance Sheet. The fair value of our interest rate swaps is presented within Other assets in our Consolidated Balance Sheet. The fair value of our foreign exchange forwards at December 31, 2019 is presented within Accounts payable in our Consolidated Balance Sheet. All fair values in the table above are based on Level 2 inputs.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Derivative contracts designated as hedging instruments:
Crude oil derivatives:  Crude oil hedging contracts increased Sales and other operating revenues by $143 million and $435 million in the three and nine months ended September 30, 2020, respectively. In the three and nine months ended September 30, 2019, the impact from crude oil hedging contracts on Sales and other operating revenues was an increase of $2 million and $3 million, respectively. At September 30, 2020, pre-tax deferred gains in Accumulated other comprehensive income (loss) related to outstanding crude oil price hedging contracts were $199 million which will be reclassified into earnings within the next twelve months as the originally hedged crude oil sales are recognized in earnings.
Interest rate swaps designated as fair value hedges:  At September 30, 2020 and December 31, 2019, we had interest rate swaps with gross notional amounts totaling $100 million, which were designated as fair value hedges and relate to debt where we have converted interest payments from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In the three and nine months ended September 30, 2020, the change in fair value of interest rate swaps was an increase in the asset of nil and $6 million, respectively, compared with a decrease in the liability of $1 million and $4 million in the three and nine months ended September 30, 2019, respectively, with a corresponding adjustment in the carrying value of the hedged fixed-rate debt.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income were losses of $1 million and $4 million in the three and nine months ended September 30, 2020, respectively, compared with gains of $1 million and $4 million in the three and nine months ended September 30, 2019, respectively.  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges which amounted to net gains of $1 million and $4 million in the three and nine months ended September 30, 2020, respectively, compared with net gains of $1 million and $2 million in the three and nine months ended September 30, 2019, respectively.
Fair Value Measurement:
We have other short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at September 30, 2020.  At September 30, 2020, total long-term debt, which was primarily comprised of fixed-rate debt instruments, had a carrying value of $8,288 million and a fair value of $9,006 million based on Level 2 inputs.
14.  Subsequent Events
On October 5, 2020, we entered into an agreement to sell our 28% working interest in the Shenzi Field in the deepwater Gulf of Mexico to BHP Billiton, the field’s operator, for total consideration of $505 million, subject to customary adjustments, with an effective date of July 1, 2020. Our net share of production from the Shenzi Field was 11,000 barrels of oil equivalent per day (boepd) during the first nine months of 2020. The sale is expected to close during the fourth quarter of 2020.
In October, the operator, BP, completed drilling the Galapagos Deep well (Hess 25%) in the Mississippi Canyon area of the deepwater Gulf of Mexico. The well was not a commercial success and third quarter results include exploration expenses of $37 million, primarily for well costs incurred through September 30, 2020. We estimate $7 million of additional exploration expense will be recognized in the fourth quarter of 2020 for well costs incurred after September 30, 2020.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended September 30, 2020 included under Item 1.  Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.
Overview
Hess Corporation is a global Exploration and Production (E&P) company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids (NGLs), and natural gas with production operations located primarily in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Denmark. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada.  At the Stabroek Block (Hess 30%), offshore Guyana, we have announced eighteen significant discoveries. The Liza Phase 1 development achieved first production in December 2019, and is expected to reach its production capacity of approximately 120,000 gross bopd in the fourth quarter. The Liza Phase 2 development was sanctioned in the second quarter of 2019 and is expected to start up by early 2022 with production capacity of approximately 220,000 gross bopd. The third development, Payara, was sanctioned in the third quarter of 2020 and is expected to start up in 2024 with production capacity up to 220,000 gross bopd. The discovered resources to date on the Stabroek Block are expected to underpin the potential for at least five floating production, storage and offloading vessels (FPSO) producing more than 750,000 gross bopd by 2026.
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
Hess Response to Global Pandemic and Market Conditions
The global COVID-19 pandemic continues to have a profound impact on society and industry. The Corporation’s first priority in the midst of the COVID-19 pandemic remains the health and safety of the Hess workforce and local communities. A multidisciplinary Hess emergency response team has been overseeing plans and precautions to reduce the risks of COVID-19 in the work environment while maintaining business continuity based on the most current recommendations by government and public health agencies. The Corporation has implemented a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at offshore platforms and onshore work sites wherever this can be done safely, and remote working arrangements for office workers. In July 2020, Hess Midstream LP announced that the planned maintenance turnaround at the Tioga Gas Plant originally scheduled for the third quarter of 2020 was deferred until 2021 to ensure safe and timely execution in light of the COVID-19 pandemic.
In addition to the global health concerns of COVID-19, the pandemic has severely impacted demand for oil. In response to the resulting sharp decline in oil prices, the Corporation’s focus is on preserving cash and capability, while protecting the long-term value of its assets. In the first quarter of 2020, we reduced our E&P capital and exploratory budget for 2020 to $1.9 billion, that was subsequently further reduced to $1.8 billion, representing a 40% reduction from the original budget of $3.0 billion. This reduction is being achieved primarily by shifting from a six-rig program to one rig in the Bakken, which was accomplished in May, and deferring discretionary spending across the portfolio, including reduced 2020 drilling activity and deferral of some development activities on the Stabroek Block, offshore Guyana. We plan to maintain a one rig program in the Bakken until oil prices approach $50 per barrel WTI. In March 2020, Hess entered into a $1.0 billion three year term loan agreement. In October, we entered into an agreement to sell our 28% working interest in the Shenzi Field for total consideration of $505 million, subject to customary adjustments, with an effective date of July 1, 2020. The sale is expected to close during the fourth quarter of 2020.
Third Quarter Highlights and Outlook
Oil and gas production in 2020, excluding Libya, is forecast to be approximately 325,000 boepd. We have more than 80% of our forecasted crude oil production for the remainder of 2020 hedged with $55 WTI put options for 130,000 bopd and $60 Brent put options for 20,000 bopd. The fair value of the open crude oil put option contracts at September 30, 2020 was approximately $205 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
Net cash provided by operating activities was $847 million in the first nine months of 2020, compared with $1,356 million in the first nine months of 2019.  Net cash provided by operating activities before changes in operating assets and liabilities was $1,271 million in the first nine months of 2020 and $1,717 million in the first nine months of 2019.  Capital expenditures were $1,540 million in the first nine months of 2020 and $2,072 million in the first nine months of 2019. Excluding our Midstream segment, we ended the third quarter of 2020 with approximately $1.3 billion in cash and cash equivalents. In 2021, based on current forward strip crude oil prices, we expect cash flow from operating activities, expected proceeds from the sale of our interest in the Shenzi Field, expected proceeds from the sale of the 6.3 million barrels of oil loaded on VLCCs, and cash and cash equivalents at September 30, 2020, will be sufficient to fund our capital investment program and dividends. Due to the weak commodity price environment, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: further reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.
Third Quarter Results
In the third quarter of 2020, we incurred a net loss of $243 million, compared with a net loss of $212 million in the third quarter of 2019.  Excluding items affecting comparability of earnings between periods detailed on pages 24 to 27, we incurred an adjusted net loss of $216 million, compared with an adjusted net loss of $105 million in the third quarter of 2019.  The decrease in adjusted third quarter 2020 results compared with adjusted results in the prior-year quarter, primarily reflects lower realized selling prices and higher exploration expenses.
Exploration and Production Results
In the third quarter of 2020, E&P had a net loss of $182 million, compared with a net loss of $60 million in the third quarter of 2019.  Excluding items affecting comparability of earnings between periods, the adjusted net loss for the third quarter of 2020 was $156 million, compared with an adjusted net loss of $41 million in the third quarter of 2019.  Total net production, excluding Libya, averaged 321,000 boepd in the third quarter of 2020, compared with 290,000 boepd in the third quarter of 2019.  The average realized crude oil selling price, excluding the effect of hedging, was $36.17 per barrel in the third quarter of 2020, compared with $55.91 per barrel in the prior-year quarter reflecting a decrease in benchmark oil prices and widening of crude differentials realized as a result of reduced demand caused by the COVID-19 pandemic. Realized gains from crude oil hedging activities improved after-tax results by $143 million in the third quarter of 2020 and $2 million in the third quarter of 2019. The average realized crude oil selling price, including hedging, was $45.60 per barrel in the third quarter of 2020, down from $56.03 per barrel in the third quarter of 2019.  The average realized NGLs selling price in the third quarter of 2020 was $11.63 per barrel, compared with $9.41 per barrel in the prior-year quarter, while the average realized natural gas selling price was $2.94 per thousand cubic feet (mcf) in the third quarter of 2020, compared with $3.81 per mcf in the third quarter of 2019.
The following is an update of our ongoing E&P activities:
•In North Dakota, net production from the Bakken oil shale play averaged 198,000 boepd for the third quarter of 2020 (2019 Q3: 163,000 boepd), with net oil production up 13% to 108,000 bopd from 96,000 bopd in the year-ago period, primarily due to increased wells online and improved well performance. Natural gas and NGL production also increased from higher wells online, additional natural gas captured and processed, and approximately 6,000 boepd of additional volumes received under percentage of proceeds contracts resulting from lower prices. In the third quarter of 2020, we operated one rig and drilled 6 wells, completed 13 wells, and brought 22 new wells online. We forecast net production to average in the range of 180,000 boepd to 185,000 boepd for the fourth quarter of 2020 and approximately 190,000 boepd for the full year 2020.
As previously announced in the second quarter, we chartered three VLCCs and have loaded a total of 6.3 million barrels of oil in the second and third quarters for sale in Asian markets to enhance cash flow and maximize value from our Bakken production. The first VLCC cargo of 2.1 million barrels was sold in China in September with cash proceeds received in October. Loading of the second and third VLCCs was completed in the third quarter.
•In the Gulf of Mexico, net production for the third quarter of 2020 averaged 49,000 boepd (2019 Q3: 59,000 boepd), reflecting hurricane-related downtime as well as higher planned maintenance. The Esox-1 well, which commenced production in February, reached its gross peak rate of approximately 17,000 boepd, or 9,000 boepd net to Hess in the third quarter. In the fourth quarter, Gulf of Mexico net production is expected to average approximately 40,000 boepd. Production from the Conger and Llano Fields is expected to remain shut in for approximately 40 and 75 days, respectively, during the fourth quarter due to hurricane recovery work, and the Penn State 6 well will remain shut in until a workover can be completed in December. We expect all hurricane-impacted production to be fully restored before the end of the year.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
In October, we entered into an agreement to sell our 28% working interest in the Shenzi Field for total consideration of $505 million, subject to customary adjustments, with an effective date of July 1, 2020. Our net share of production from the Shenzi Field during the first nine months of 2020 was 11,000 boepd. The sale is expected to close during the fourth quarter of 2020.
In October, the operator, BP, completed drilling the Galapagos Deep well (Hess 25%) in the Mississippi Canyon area of the deepwater Gulf of Mexico. The well was not a commercial success and third quarter results include exploration expenses of $37 million, primarily for well costs incurred through September 30, 2020. We estimate $7 million of additional exploration expense will be recognized in the fourth quarter of 2020 for well costs incurred after September 30, 2020.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production from the Liza Phase 1 development averaged 19,000 bopd for the third quarter of 2020 following first production in December 2019. During the third quarter, the operator Esso Exploration and Production Guyana Limited continued work to complete the commissioning of the natural gas injection system that should enable the Liza Destiny FPSO to reach its capacity of 120,000 gross bopd in the fourth quarter. Phase two of the Liza Field development, which will utilize the Liza Unity FPSO with an expected capacity of 220,000 gross bopd, remains on target to achieve first oil by early 2022.
On September 30, 2020, we announced we had made the final investment decision to proceed with development of the Payara Field on the Stabroek Block after the development plan received approval from the government of Guyana. Payara will utilize the Prosperity FPSO, which will have the capacity to produce up to 220,000 gross bopd and first oil is expected in 2024. Ten drill centers are planned with a total of 41 wells, including 20 production wells and 21 injection wells. Excluding pre-sanction costs and FPSO purchase cost, our net share of development costs is forecast to be approximately $1.8 billion.
Two new discoveries were announced on the Stabroek Block during the third quarter of 2020:
Yellowtail-2: The Yellowtail-2 well encountered approximately 69 feet of high quality oil bearing reservoirs and is located adjacent to and below the Yellowtail-1 discovery. Yellowtail-2 is the 17th discovery on the Block.
Redtail-1: The Redtail-1 well encountered approximately 232 feet of high quality oil bearing sandstone and is located approximately 1.5 miles northwest of the Yellowtail discovery. Redtail-1 is the 18th discovery on the Block.
Following the completion of appraisal work at the Yellowtail-2 well, the Stena Carron drillship began drilling the Tanager-1 well on the Kaieteur Block, located 46 miles northwest of Liza in August. Tanager-1 drilling operations are ongoing. The Noble Don Taylor drillship completed the drilling of the Redtail-1 well, and is currently drilling and completing Liza Phase 2 development wells. The other two drillships, the Noble Bob Douglas and the Noble Tom Madden, are drilling and completing Liza Phase 1 and Phase 2 development wells.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 27,000 boepd for the third quarter of 2020 (2019 Q3: 33,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay Basin, offshore Peninsular Malaysia, averaged 23,000 boepd for the third quarter of 2020 (2019 Q3: 27,000 boepd). Net production was lower at the JDA and North Malay Basin reflecting COVID-19 impacts on economic activity in Malaysia which reduced natural gas nominations.
•At the Waha fields (Hess 8%), onshore Libya, production was shut in during the first nine months of 2020 due to the declaration of force majeure by the Libyan National Oil Corporation as a result of civil unrest.  Net production averaged 22,000 boepd for the third quarter of 2019.
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(182)	$(60)	$(2,802)	$117
Midstream	56	39	168	111
Corporate, Interest and Other	(117)	(191)	(362)	(414)
Total	$(243)	$(212)	$(2,996)	$(186)
Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic (a)	$(0.80)	$(0.70)	$(9.83)	$(0.63)
Diluted (b)	$(0.80)	$(0.70)	$(9.83)	$(0.63)
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$(26)	$(19)	$(2,277)	$3
Midstream	—	—	—	—
Corporate, Interest and Other	(1)	(88)	(1)	(88)
Total	$(27)	$(107)	$(2,278)	$(85)
The items in the table above are explained on pages 24 to 27.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$(243)	$(212)	$(2,996)	$(186)
Less: Total items affecting comparability of earnings between periods, after-tax	(27)	(107)	(2,278)	(85)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$(216)	$(105)	$(718)	$(101)
The following table reconciles reported net cash provided by (used in) operating activities and cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$847	$1,356
Changes in operating assets and liabilities	424	361
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$1,271	$1,717
Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 24 to 27.  Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,159	$1,580	$3,346	$4,812
Gains on asset sales, net	—	—	—	22
Other, net	10	17	17	44
Total revenues and non-operating income	1,169	1,597	3,363	4,878
Costs and Expenses
Marketing, including purchased oil and gas	244	453	766	1,385
Operating costs and expenses	228	251	645	695
Production and severance taxes	34	47	92	132
Midstream tariffs	237	182	703	509
Exploration expenses, including dry holes and lease impairment	71	50	291	127
General and administrative expenses	53	51	155	141
Depreciation, depletion and amortization	478	507	1,469	1,430
Impairment	—	—	2,126	—
Total costs and expenses	1,345	1,541	6,247	4,419
Results of Operations Before Income Taxes	(176)	56	(2,884)	459
Provision (benefit) for income taxes	6	116	(82)	342
Net Income (Loss) Attributable to Hess Corporation	$(182)	$(60)	$(2,802)	$117
Excluding the E&P items affecting comparability of earnings between periods detailed on pages 24 to 25, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization (DD&A), exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Lower realized selling prices in the third quarter and first nine months of 2020, decreased after-tax results by approximately $145 million and $665 million, respectively, compared to the same periods in 2019.  Average selling prices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$43.20	$53.03	$42.61	$53.74
Offshore	48.56	58.72	45.60	60.12
Total United States	44.55	54.72	43.54	55.88
Guyana	52.60	—	44.35	—
Malaysia and JDA	42.59	58.55	38.02	61.55
Denmark	50.38	63.13	52.97	67.37
Libya	—	62.28	—	65.08
Worldwide	45.60	56.03	43.88	57.48
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$33.69	$52.88	$32.95	$53.65
Offshore	38.39	58.56	35.64	60.03
Total United States	34.87	54.57	33.79	55.79
Guyana	42.82	—	33.10	—
Malaysia and JDA	42.59	58.55	38.02	61.55
Denmark	44.38	63.13	41.72	67.37
Libya	—	62.28	—	65.08
Worldwide	36.17	55.91	34.02	57.41
Natural Gas Liquids – Per Barrel
United States
North Dakota	$11.68	$9.55	$9.57	$12.96
Offshore	11.03	7.93	8.27	12.95
Worldwide	11.63	9.41	9.44	12.96
Natural Gas – Per Mcf
United States
North Dakota	$1.18	$1.32	$1.13	$1.64
Offshore	1.13	1.89	1.21	2.21
Total United States	1.17	1.55	1.16	1.90
Malaysia and JDA	4.53	5.18	4.44	5.18
Denmark	2.87	3.74	3.44	3.84
Libya	—	5.11	4.90	5.32
Worldwide	2.94	3.81	2.85	4.06
(a)Selling prices in the United States are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees Worldwide selling prices for the third quarter of 2020 would be $47.42 (Q3 2019: $59.35) per barrel for crude oil (including hedging), $37.99 (Q3 2019: $59.23) per barrel for crude oil (excluding hedging), $11.82 (Q3 2019: $9.58) per barrel for NGLs and $3.08 (Q3 2019: $3.88) per mcf for natural gas. Excluding these fees Worldwide selling prices for the first nine months of 2020 would be $46.62 (2019: $60.64) per barrel for crude oil (including hedging), $36.76 (2019: $60.57) per barrel for crude oil (excluding hedging), $9.63 (2019: $13.13) per barrel for NGLs and $2.97 (2019: $4.13) per mcf for natural gas.
Crude oil hedging activities were a net gain of $143 million and $435 million before and after income taxes in the third quarter and first nine months of 2020, respectively, and a net gain of $2 million and $3 million before and after income taxes in the third quarter and first nine months of 2019, respectively.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
For calendar year 2020, we have WTI put options with an average monthly floor price of $55 per barrel for 130,000 bopd, and Brent put options with an average monthly floor price of $60 per barrel for 20,000 bopd.  At September 30, 2020, the fair value of the open crude oil put option contracts was approximately $205 million.  We expect noncash put option premium amortization, which will be reflected in realized selling prices, to reduce our fourth quarter results by approximately $95 million.
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Crude Oil – Barrels
United States
North Dakota (a)	108	96	110	89
Offshore	34	40	43	45
Total United States	142	136	153	134
Guyana	19	—	19	—
Malaysia and JDA	3	4	3	4
Denmark	4	6	5	6
Libya	—	20	2	19
Total	168	166	182	163
Natural Gas Liquids – Barrels
United States
North Dakota (a)	58	47	54	40
Offshore	5	5	6	5
Total United States	63	52	60	45
Natural Gas – Mcf
United States
North Dakota (a)	194	125	178	102
Offshore	60	84	91	87
Total United States	254	209	269	189
Malaysia and JDA	282	336	284	349
Denmark	4	6	5	6
Libya	—	12	2	12
Total	540	563	560	556
Barrels of Oil Equivalent (b)	321	312	335	301

Crude oil and natural gas liquids as a share of total production	72%	70%	72%	69%
(a)Net production from the Bakken was 198,000 boepd and 194,000 boepd in the third quarter and first nine months of 2020, respectively, compared with 163,000 boepd and 144,000 boepd in the third quarter and first nine months of 2019, respectively.
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
We forecast net production, excluding Libya, to be approximately 300,000 boepd for the fourth quarter and approximately 325,000 boepd for the full year of 2020.
United States:  North Dakota net oil production was higher in the third quarter and first nine months of 2020, compared to the corresponding periods in 2019, primarily due to increased wells online and improved well performance.  North Dakota net natural gas and NGL production was higher in the third quarter and first nine months of 2020, compared to the corresponding periods in 2019, due to increased wells online and improved well performance, additional natural gas captured and processed, and additional volumes received under percentage of proceeds contracts resulting from lower prices.  Total offshore net production was lower in the third quarter, compared to the corresponding period in 2019, due to hurricane-related downtime and higher planned maintenance. Total offshore net production was flat in the first nine months of 2020, compared to the corresponding period in 2019, as the effect of the hurricane-related downtime and higher planned maintenance in the third quarter of 2020 was offset by higher production, primarily related to the Esox-1 well, which commenced production in February.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
International:  Net oil production in Guyana was higher in the third quarter and first nine months of 2020, compared to the corresponding periods in 2019, due to commencement of production from the Liza Phase 1 development in December 2019, while net oil production in Libya was shut in during the first nine months of 2020 due to force majeure caused by civil unrest. Net natural gas production was lower at Malaysia and JDA reflecting COVID-19 impacts on economic activity in Malaysia which reduced natural gas nominations.
Sales Volumes:  The impact of higher sales volumes improved after-tax results by approximately $25 million and $200 million in the third quarter and first nine months of 2020, compared to the corresponding periods in 2019.  Worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Crude oil – barrels (a)	15,134	15,593	43,950	44,594
Natural gas liquids – barrels	5,768	4,756	16,555	12,318
Natural gas – mcf	49,674	51,782	153,375	151,855
Barrels of Oil Equivalent (b)	29,181	28,979	86,068	82,221
Crude oil – barrels per day (a)	164	169	161	163
Natural gas liquids – barrels per day	63	52	60	45
Natural gas – mcf per day	540	563	560	556
Barrels of Oil Equivalent Per Day (b)	317	315	314	301
(a)During the three and nine months ended September 30, 2020, 2.6 million barrels and 6.3 million barrels, respectively, of crude oil were loaded on VLCCs for sale in Asian markets. The first VLCC cargo of 2.1 million barrels was sold during the third quarter of 2020.
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
Marketing, including purchased oil and gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. marketing activities.  Marketing expense was lower in the third quarter and first nine months of 2020, compared with the corresponding periods in 2019, primarily due to lower benchmark crude oil prices on purchased volumes and a net reduction of $34 million and $147 million, respectively, for the cost of crude oil inventory that was capitalized for the barrels loaded on VLCCs.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses.  Excluding items affecting comparability described in Items Affecting Comparability of Earnings Between Periods below, cash operating costs decreased in the third quarter and first nine months of 2020, compared with the corresponding periods in 2019, from lower production and severances taxes associated with lower crude oil prices and the impact of cost reduction initiatives. Per-unit costs were down in the third quarter and first nine months of 2020 on the lower costs and the impact of higher production volumes.
Midstream Tariffs Expense:  Tariffs expense increased in the third quarter and first nine months of 2020, compared with the corresponding periods in 2019, primarily due to higher throughput volumes in 2020.  We estimate Midstream tariffs expense to be approximately $240 million in the fourth quarter of 2020.
DD&A:  DD&A expenses were lower in the third quarter, compared with the corresponding period in 2019, primarily as a result of the impairment charges in the first quarter of 2020. DD&A expenses were higher in the first nine months of 2020, compared with the corresponding period in 2019, reflecting higher production volumes partially offset by impairment charges in the first quarter of 2020. DD&A expense on a per-unit basis was lower in the third quarter and first nine months of 2020, compared with the corresponding periods in 2019, primarily due to the year-over-year mix of production and the impairment charges in the first quarter of 2020.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Unit Costs:  Unit cost per boe information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range (a)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended December 31,	Twelve Months Ended December 31,
	2020	2019	2020	2019	2020	2020
Cash operating costs (b)	$9.86	$12.13	$9.45	$11.75	$11.00 — $11.50	$9.50 — $10.00
DD&A (c)	16.16	17.67	16.02	17.38	15.50 — 16.00	16.00 — 16.50
Total Production Unit Costs	$26.02	$29.80	$25.47	$29.13	$26.50 — $27.50	$25.50 — $26.50
(a)Forecast information excludes any contribution from Libya.
(b)Cash operating costs per boe, excluding Libya, were $9.69 and $9.31 in the three and nine months ended September 30, 2020, respectively, compared with $12.75 and $12.34 in the same periods of 2019, respectively.
(c)DD&A per boe, excluding Libya, was $16.18 and $16.10 in the three and nine months ended September 30, 2020, respectively, compared with $18.79 and $18.50 in the same periods of 2019, respectively.
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Exploratory dry hole costs (a)	$31	$10	$166	$10
Exploration lease and other impairment (b)	10	3	48	14
Geological and geophysical expense and exploration overhead	30	37	77	103
Total Exploration Expense	$71	$50	$291	$127
(a)Exploratory dry hole costs in the third quarter of 2020 relate to the Galapagos Deep exploration well in the Gulf of Mexico, while the first nine months of 2020 also includes the write-off of previously capitalized exploratory wells (see Items Affecting Comparability of Earnings Between Periods below).
(b)The first nine months of 2020 includes impaired leasehold costs due to a reprioritization of the Corporation’s forward capital program (see Items Affecting Comparability of Earnings Between Periods below).
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $35 million to $40 million in the fourth quarter of 2020.
Income Taxes:  The decline in income tax expense in the third quarter and first nine months of 2020, compared to the corresponding periods in 2019, is primarily due to lower pre-tax income in Libya as a result of the declaration of force majeure in January 2020.  Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense in the third quarter and nine months of 2020 was an expense of $11 million and $17 million, respectively, compared with an expense of $3 million and $12 million in the third quarter and first nine months of 2019, respectively.  Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense is expected to be an expense in the range of $10 million to $15 million for the fourth quarter of 2020.
Items Affecting Comparability of Earnings Between Periods:
The following table summarizes, on an after-tax basis, income (expense) items affecting comparability of E&P earnings between periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Severance	$(26)	$—	$(26)	$—
Impairment	—	—	(2,049)	—
Dry hole, lease impairment and other exploration expenses	—	—	(150)	—
Crude oil inventories write-down	—	—	(52)	—
Cost recovery settlement	—	(19)	—	(19)
Gain on asset sale, net	—	—	—	22
	$(26)	$(19)	$(2,277)	$3

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
The following table summarizes, on a pre-tax basis, income (expense) items affecting comparability of E&P earnings between periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Severance	$(26)	$—	$(26)	$—
Impairment	—	—	(2,126)	—
Dry hole, lease impairment and other exploration expenses	—	—	(152)	—
Crude oil inventories write-down	—	—	(53)	—
Cost recovery settlement	—	(21)	—	(21)
Gain on asset sale, net	—	—	—	22
	$(26)	$(21)	$(2,357)	$1
Severance costs: In the third quarter of 2020, we recorded a pre-tax charge of $26 million ($26 million after income taxes) for employee termination benefits incurred related to cost reduction initiatives. The pre-tax amounts are reported in Operating costs and expenses ($20 million), General and administrative expenses ($5 million), and Exploration expenses, including dry holes and lease impairment ($1 million) in the Statement of Consolidated Income.
Impairment: In the first quarter of 2020, we recorded noncash impairment charges totaling $2.1 billion ($2.0 billion after income taxes) related to our oil and gas properties at North Malay Basin in Malaysia, the South Arne Field in Denmark, and the Stampede Field and the Tubular Bells Field in the Gulf of Mexico, primarily as a result of a lower long-term crude oil price outlook. Other charges totaling $21 million pre-tax ($20 million after income taxes) related to drilling rig right-of-use assets in the Bakken and surplus materials and supplies. See Note 8, Impairment in the Notes to Consolidated Financial Statements.
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
Cost recovery settlement: In the third quarter of 2019, we recorded a pre-tax charge of $21 million ($19 million after income taxes) related to a settlement on historical cost recovery balances in the JDA. This charge is included in Marketing, including purchased oil and gas in the Statement of Consolidated Income.
Gain on asset sale, net:  In the second quarter of 2019, we recorded a pre-tax gain of $22 million ($22 million after income taxes) associated with the sale of our remaining acreage in the Utica shale play.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$264	$215	$825	$595
Other, net	4	1	7	1
Total revenues and non-operating income	268	216	832	596
Costs and Expenses
Operating costs and expenses	84	73	271	186
General and administrative expenses	4	9	16	20
Depreciation, depletion and amortization	40	36	117	105
Interest expense	23	13	71	45
Total costs and expenses	151	131	475	356
Results of Operations Before Income Taxes	117	85	357	240
Provision (benefit) for income taxes	1	—	5	—
Net Income (Loss)	116	85	352	240
Less: Net income (loss) attributable to noncontrolling interests	60	46	184	129
Net Income (Loss) Attributable to Hess Corporation	$56	$39	$168	$111
Sales and other operating revenues for the third quarter and first nine months of 2020 increased, compared to the corresponding periods in 2019, primarily due to higher throughput volumes.  Operating costs and expenses for the third quarter and first nine months of 2020 increased, compared to the corresponding periods in 2019, primarily due to increased operating and maintenance expenditures on expanded infrastructure and initial costs related to the Tioga Gas Plant turnaround. The increase in interest expense from 2019 reflects higher borrowings by the Midstream business.
Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be approximately $55 million in the fourth quarter of 2020.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$23	$26	$88	$86
Interest expense	95	88	279	267
Less: Capitalized interest	—	(11)	—	(27)
Interest expense, net	95	77	279	240
Corporate, Interest and Other expenses before income taxes	118	103	367	326
Provision (benefit) for income taxes	(2)	—	(6)	—
Net Corporate, Interest and Other expenses after income taxes	116	103	361	326
Items affecting comparability of earnings between periods, after-tax	1	88	1	88
Total Corporate, Interest and Other Expenses After Income Taxes	$117	$191	$362	$414
Corporate and other expenses were comparable in the third quarter and first nine months of 2020, compared to the corresponding periods in 2019.  Interest expense, net was higher in the third quarter and first nine months of 2020, compared to the corresponding periods in 2019, due to interest incurred on the $1.0 billion three year term loan entered into in March 2020 and lower capitalized interest in Guyana.
Fourth quarter 2020 corporate expenses are expected to be in the range of $30 million to $35 million, and interest expense is expected to be approximately $95 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Items Affecting Comparability of Earnings Between Periods: In the third quarter of 2020, Corporate expenses included a pre-tax charge of $1 million ($1 million after income taxes) for employee termination benefits related to cost reduction initiatives. In the third quarter of 2019, Corporate expenses included a noncash pension settlement charge of $88 million ($88 million after income taxes). The charge is included in Other, net in the Statement of Consolidated Income. See Note 9, Retirement Plans, in the Notes to Consolidated Financial Statements.
Other Items Potentially Affecting Future Results
Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, NGLs and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, crude oil storage capacity, political risk, environmental risk and catastrophic risk, including risks associated with COVID-19.  For a more comprehensive description of the risks that may affect our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.
Proved reserves are calculated using the average price during the twelve month period before December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions. Crude oil prices used in the determination of proved reserves at December 31, 2019 ($55.73 per barrel for WTI; $62.54 per barrel for Brent) are higher than the corresponding average crude oil prices for the nine months ended September 30, 2020 ($39.59 per barrel for WTI; $43.48 per barrel for Brent). If crude oil prices for the rest of 2020 remain significantly below prices used for proved reserves at December 31, 2019, proved reserves at December 31, 2020 are expected to be significantly lower than proved reserves at December 31, 2019. The magnitude of any changes to proved reserves at December 31, 2020 can vary due to a number of factors, including actual crude oil prices for the full year, the amount of any additions to proved reserves, positive or negative revisions in proved reserves related to 2020 reservoir performance, the closing on the sale of our 28% working interest in the Shenzi Field in the deepwater Gulf of Mexico, the levels to which industry costs will change in response to lower prices, and management’s plans as of December 31, 2020 for developing proved undeveloped reserves.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	September 30, 2020	December 31, 2019

	(In millions, except ratio)
Cash and cash equivalents (a)	$1,285	$1,545
Current maturities of long-term debt	8	—
Total debt (b)	8,288	7,142
Total equity	6,882	9,706
Debt to capitalization ratio (c)	45.7%	39.6%
(a)Includes $4 million of cash attributable to our Midstream segment at September 30, 2020 (December 31, 2019: $3 million).
(b)At September 30, 2020, includes $1,903 million of debt outstanding from our Midstream segment (December 31, 2019: $1,753 million) that is non-recourse to Hess Corporation.
(c)The debt of Hess Corporation (excluding Midstream non-recourse debt) as a percentage of the sum of debt plus equity (excluding the impact of noncash impairment charges and non-controlling interests) as defined under Hess Corporation’s revolving credit facility and term loan debt covenants.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Net cash provided by (used in):
Operating activities	$847	$1,356
Investing activities	(1,814)	(2,018)
Financing activities	707	(169)
Net Increase (Decrease) in Cash and Cash Equivalents	$(260)	$(831)

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Operating activities:  Net cash provided by operating activities was $847 million in the first nine months of 2020, compared to $1,356 million in the first nine months of 2019.  The decrease in 2020 operating cash flows primarily reflects lower realized selling prices. Changes in operating assets and liabilities was a use of cash of $424 million in the first nine months of 2020, and a use of cash of $361 million in the first nine months of 2019. Changes in operating assets and liabilities in 2020 were primarily due to a decrease in accounts payable and accrued liabilities reflecting reduced operating activity levels, and the temporary increase in accounts receivable and inventory resulting from our VLCC transactions which will reverse over the next two quarters. Proceeds from the sale of the first VLCC cargo of 2.1 million barrels of oil were received in October and proceeds from the sale of the second and third VLCC cargos totaling 4.2 million barrels of oil are expected in the first quarter of 2021. Changes in operating assets and liabilities in 2019 included a one-time payment of approximately $130 million to our joint venture partner for its share of sale/leaseback proceeds related to our sale of the North Malay Basin floating storage and offloading vessel in 2018.
Investing activities:  Additions to property, plant and equipment of $1,823 million in the first nine months of 2020 were down $181 million compared with the corresponding period in 2019.  The decrease primarily reflects lower drilling activity in the Bakken, partially offset by payments in the first quarter of 2020 related to capital expenditures accrued in the fourth quarter of 2019. The first nine months of 2019 included additions of approximately $90 million associated with the Midstream operating segment's acquisition of assets from Summit Midstream Partners LP.
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(1,338)	$(1,764)
Increase (decrease) in related liabilities	(239)	44
Additions to property, plant and equipment - E&P	$(1,577)	$(1,720)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(202)	$(308)
Increase (decrease) in related liabilities	(44)	24
Additions to property, plant and equipment - Midstream	$(246)	$(284)
Financing activities: Borrowings in the first nine months of 2020 include $1.0 billion related to our new three year term loan.  Hess Midstream borrowed a net total of $146 million from their revolving credit facilities in the first nine months of 2020 and $176 million in the first nine months of 2019.  Payments on finance lease obligations were $6 million in the first nine months of 2020 and $47 million in the first nine months of 2019. We paid common stock dividends totaling $233 million in the first nine months of 2020, compared to common and preferred stock dividends of $241 million in the first nine months of 2019.  In addition, net cash outflows to noncontrolling interests were $194 million in the first nine months of 2020 and $41 million in the first nine months of 2019.
Future Capital Requirements and Resources
At September 30, 2020, we had $1.3 billion in cash and cash equivalents, excluding Midstream, and total liquidity of approximately $4.9 billion.  Our fully undrawn $3.5 billion committed revolving credit facility matures in May 2023, and we have no debt maturities until the $1.0 billion three year term loan matures in March 2023.  Oil and gas production in 2020, excluding Libya, is forecast to be approximately 325,000 boepd and we project our E&P capital and exploratory expenditures will be approximately $1.8 billion in 2020.  We have more than 80% of our forecasted crude oil production for the remainder of 2020 hedged with $55 WTI put options for 130,000 bopd and $60 Brent put options for 20,000 bopd. The fair value of the open crude oil put option contracts at September 30, 2020 was approximately $205 million.
Net cash provided by operating activities was $847 million in the first nine months of 2020, compared with $1,356 million in the first nine months of 2019.  Net cash provided by operating activities before changes in operating assets and liabilities was $1,271 million in the first nine months of 2020 and $1,717 million in the first nine months of 2019.  Capital expenditures were $1,540 million in the first nine months of 2020 and $2,072 million in the first nine months of 2019.  In 2021, based on current forward strip crude oil prices, we expect cash flow from operating activities, expected proceeds from the sale of our interest in the Shenzi Field, expected proceeds from the sale of the 6.3 million barrels of oil loaded on VLCCs, and cash and cash equivalents at September 30, 2020, will be sufficient to fund our capital investment program and dividends. Due to the weak commodity price environment, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: further reduce the planned capital

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at September 30, 2020:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	May, 2023	$3,500	$—	$—	$—	$3,500
Committed lines	Various (a)	175	—	54	54	121
Uncommitted lines	Various (a)	214	—	214	214	—
Total - Hess Corporation		$3,889	$—	$268	$268	$3,621
Midstream
Revolving credit facility (b)	December, 2024	$1,000	$178	$—	$178	$822
Total - Midstream		$1,000	$178	$—	$178	$822
(a)Committed and uncommitted lines have expiration dates through 2021.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
In the first quarter of 2020, we entered into a $1.0 billion three year term loan agreement with a maturity date of March 16, 2023. Borrowings under the term loan generally bear interest at LIBOR plus an applicable margin of 2.25%. The applicable margin varies based on the credit rating of the Corporation’s senior unsecured long-term debt, and will increase by 0.25% on each anniversary of the term loan. The term loan agreement contains customary representations, warranties and covenants, including the same financial covenant as our revolving credit facility which limits the ratio of Total Consolidated Debt to Total Capitalization (as such terms are defined in the revolving credit facility and term loan agreements) of the Corporation and its consolidated subsidiaries to 65%, and customary events of default.  At September 30, 2020, Hess Corporation had borrowings of $1.0 billion under this term loan agreement and was in compliance with this financial covenant.
At September 30, 2020, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility and was in compliance with its financial covenant.
Two of the three major credit rating agencies that rate our debt have assigned an investment grade rating. Standard and Poor’s Ratings Services affirmed our credit rating at BBB- with negative outlook in October 2020 while Fitch Ratings affirmed a BBB- credit rating and stable outlook in August 2020.  Moody’s Investors Service affirmed our credit rating at Ba1 with stable outlook, which is below investment grade, in March 2020.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At September 30, 2020, Hess Midstream Operations LP (formerly Hess Midstream Partners LP, or HESM Opco), a consolidated subsidiary of Hess Midstream LP, had $1.4 billion of senior secured syndicated credit facilities maturing December 16, 2024, consisting of a $1.0 billion 5-year revolving credit facility and a fully drawn $400 million 5-year term loan A facility.  The revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes.  Borrowings under the 5-year term loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities).  If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time.  The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter.  HESM Opco was in compliance with these financial covenants at September 30, 2020.  The credit facilities are secured by first-priority perfected liens on substantially all the presently owned and after-acquired assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions.  At September 30, 2020, borrowings of $178 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $400 million, excluding

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
deferred issuance costs, were drawn under HESM Opco’s term loan A facility.  Borrowings under these credit facilities are non-recourse to Hess Corporation.
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 13, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $130 million at September 30, 2020 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  A 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of less than $5 million, respectively at September 30, 2020.
At September 30, 2020, our total long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,288 million and a fair value of $9,006 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $440 million or $485 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
At September 30, 2020, we have outstanding WTI and Brent crude oil put option contracts.  As of September 30, 2020, an assumed 10% increase in the forward WTI and Brent crude oil prices would reduce the fair value of these derivative instruments by approximately $55 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $60 million.
At September 30, 2020, we have outstanding Brent crude oil swap contracts. As of September 30, 2020, an assumed 10% increase in the forward Brent crude oil prices used in determining the fair value of our Brent swaps would reduce the fair value of these derivative instruments by approximately $20 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $20 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature.  Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; estimates of our crude oil and natural gas reserves and levels of production; benchmark prices of crude oil, natural gas liquids and natural gas and our associated realized price differentials; our projected budget and capital and exploratory expenditures; expected timing and completion of our development projects and proposed asset sale; and future economic and market conditions in the oil and gas industry.
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
•the ability to satisfy the closing conditions of the proposed asset sale;
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
•liability resulting from litigation, including heightened risks associated with being a general partner of Hess Midstream LP; and
•other factors described in the section entitled “Risk Factors” in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020 as well as any additional risks described in our other filings with the SEC.
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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2020.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.      Legal Proceedings.
Information regarding legal proceedings is contained in Note 11, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 1A.   Risk Factors.
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, except for the risks associated with the COVID-19 global pandemic included in Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.

PART II – OTHER INFORMATION (CONT'D)
Item 6.   Exhibits.

Exhibits
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: November 5, 2020