Form 10-Q
period 2021-03-31
HESS CORP
filed 2021-05-06
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At March 31, 2021, there were 308,436,780 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2021	December 31, 2020

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$1,866	$1,739
Accounts receivable:
From contracts with customers	860	710
Joint venture and other	151	150
Inventories	219	378
Assets held for sale	229	—
Other current assets	197	104
Total current assets	3,522	3,081
Property, plant and equipment:
Total — at cost	30,642	30,519
Less: Reserves for depreciation, depletion, amortization and lease impairment	16,779	16,404
Property, plant and equipment — net	13,863	14,115
Operating lease right-of-use assets — net	386	426
Finance lease right-of-use assets — net	161	168
Goodwill	360	360
Deferred income taxes	41	59
Other assets	618	612
Total Assets	$18,951	$18,821
Liabilities
Current Liabilities:
Accounts payable	$172	$200
Accrued liabilities	1,254	1,251
Taxes payable	168	81
Current maturities of long-term debt	13	10
Current portion of operating and finance lease obligations	83	81
Total current liabilities	1,690	1,623
Long-term debt	8,273	8,286
Long-term operating lease obligations	437	478
Long-term finance lease obligations	215	220
Deferred income taxes	324	342
Asset retirement obligations	758	894
Other liabilities and deferred credits	611	643
Total Liabilities	12,308	12,486
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 308,436,780 shares (2020: 306,980,092)	308	307
Capital in excess of par value	5,779	5,684
Retained earnings	305	130
Accumulated other comprehensive income (loss)	(776)	(755)
Total Hess Corporation stockholders’ equity	5,616	5,366
Noncontrolling interests	1,027	969
Total Equity	6,643	6,335
Total Liabilities and Equity	$18,951	$18,821
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,898	$1,354
Other, net	21	15
Total revenues and non-operating income	1,919	1,369
Costs and Expenses
Marketing, including purchased oil and gas	518	378
Operating costs and expenses	265	303
Production and severance taxes	37	42
Exploration expenses, including dry holes and lease impairment	33	189
General and administrative expenses	94	102
Interest expense	117	113
Depreciation, depletion and amortization	396	561
Impairment	—	2,126
Total costs and expenses	1,460	3,814
Income (Loss) Before Income Taxes	459	(2,445)
Provision (benefit) for income taxes	123	(79)
Net Income (Loss)	336	(2,366)
Less: Net income (loss) attributable to noncontrolling interests	84	67
Net Income (Loss) Attributable to Hess Corporation	$252	$(2,433)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$0.82	$(8.00)
Diluted	$0.82	$(8.00)
Weighted Average Number of Common Shares Outstanding:
Basic	305.8	304.0
Diluted	307.8	304.0
Common Stock Dividends Per Share	$0.25	$0.25
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(In millions)

Net Income (Loss)	$336	$(2,366)
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	51	(64)
Income taxes on effect of hedge (gains) losses reclassified to income	—	—
Net effect of hedge (gains) losses reclassified to income	51	(64)
Change in fair value of cash flow hedges	(102)	990
Income taxes on change in fair value of cash flow hedges	—	—
Net change in fair value of cash flow hedges	(102)	990
Change in derivatives designated as cash flow hedges, after taxes	(51)	926
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	14	—
Income taxes on actuarial changes in plan liabilities	—	—
(Increase) reduction in unrecognized actuarial losses, net	14	—
Amortization of net actuarial losses	16	12
Income taxes on amortization of net actuarial losses	—	—
Net effect of amortization of net actuarial losses	16	12
Change in pension and other postretirement plans, after taxes	30	12
Other Comprehensive Income (Loss)	(21)	938
Comprehensive Income (Loss)	315	(1,428)
Less: Comprehensive income (loss) attributable to noncontrolling interests	84	67
Comprehensive Income (Loss) Attributable to Hess Corporation	$231	$(1,495)
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$336	$(2,366)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	396	561
Impairment	—	2,126
Exploratory dry hole costs	—	135
Exploration lease and other impairment	4	32
Pension settlement loss	1	—
Stock compensation expense	25	29
Noncash (gains) losses on commodity derivatives, net	24	70
Provision (benefit) for deferred income taxes and other tax accruals	29	(85)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(329)	258
(Increase) decrease in inventories	159	31
Increase (decrease) in accounts payable and accrued liabilities	(127)	(263)
Increase (decrease) in taxes payable	87	(63)
Changes in other operating assets and liabilities	(14)	(20)
Net cash provided by (used in) operating activities	591	445
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(358)	(740)
Additions to property, plant and equipment - Midstream	(27)	(78)
Net cash provided by (used in) investing activities	(385)	(818)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	(10)	60
Debt with maturities of greater than 90 days:
Borrowings	—	1,000
Repayments	(3)	—
Proceeds from sale of Class A shares of Hess Midstream LP	70	—
Payments on finance lease obligations	(2)	(1)
Cash dividends paid	(80)	(81)
Noncontrolling interests, net	(67)	(63)
Other, net	13	(7)
Net cash provided by (used in) financing activities	(79)	908
Net Increase (Decrease) in Cash and Cash Equivalents	127	535
Cash and Cash Equivalents at Beginning of Year	1,739	1,545
Cash and Cash Equivalents at End of Period	$1,866	$2,080
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

	(In millions)
For the Three Months Ended March 31, 2021
Balance at January 1, 2021	$307	$5,684	$130	$(755)	$5,366	$969	$6,335
Net income (loss)	—	—	252	—	252	84	336
Other comprehensive income (loss)	—	—	—	(21)	(21)	—	(21)
Share-based compensation	1	39	—	—	40	—	40
Dividends on common stock	—	—	(77)	—	(77)	—	(77)
Sale of Class A shares of Hess Midstream LP	—	56	—	—	56	41	97
Noncontrolling interests, net	—	—	—	—	—	(67)	(67)
Balance at March 31, 2021	$308	$5,779	$305	$(776)	$5,616	$1,027	$6,643
For the Three Months Ended March 31, 2020
Balance at January 1, 2020	$305	$5,591	$3,535	$(699)	$8,732	$974	$9,706
Net income (loss)	—	—	(2,433)	—	(2,433)	67	(2,366)
Other comprehensive income (loss)	—	—	—	938	938	—	938
Share-based compensation	2	42	(5)	—	39	—	39
Dividends on common stock	—	—	(76)	—	(76)	—	(76)
Noncontrolling interests, net	—	—	—	—	—	(63)	(63)
Balance at March 31, 2020	$307	$5,633	$1,021	$239	$7,200	$978	$8,178
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2021 and December 31, 2020, the consolidated results of operations for the three months ended March 31, 2021 and 2020, and consolidated cash flows for the three months ended March 31, 2021 and 2020.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by generally accepted accounting principles (GAAP) in the United States have been condensed or omitted from these interim financial statements.  These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.
 2.  Inventories
Inventories consisted of the following:

	March 31, 2021	December 31, 2020

	(In millions)
Crude oil and natural gas liquids	$46	$226
Materials and supplies	173	152
Total Inventories	$219	$378
At December 31, 2020, crude oil inventories included $164 million associated with the cost of 4.2 million barrels of crude oil transported and stored on two chartered very large crude carriers (VLCCs) for sale in Asian markets. The two VLCC cargos were sold in the first quarter of 2021.
In the first quarter of 2020, we recognized charges of $53 million ($52 million after income taxes) in Marketing, including purchased oil and gas to reflect crude oil inventories at net realizable value.
3.  Property, Plant and Equipment
Assets Held for Sale:
In March 2021, we entered into an agreement to sell our interests in Denmark for total consideration of $150 million with an effective date of January 1, 2021. At March 31, 2021, property, plant and equipment and operating lease right-of-use assets totaling $229 million, and asset retirement obligations and operating lease liabilities totaling $138 million, associated with our interests in Denmark were presented as Assets held for sale and as liabilities held for sale within Accrued Liabilities, respectively, in our Consolidated Balance Sheet.
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the three months ended March 31, 2021 (in millions):

Balance at January 1, 2021	$459
Additions to capitalized exploratory well costs pending the determination of proved reserves	17
Balance at March 31, 2021	$476
Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $375 million at March 31, 2021 and primarily related to:
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
Malaysia:  Approximately 5% of the capitalized well costs in excess of one year relate to the North Malay Basin (Hess 50%), offshore Peninsular Malaysia, where hydrocarbons were encountered in one successful exploration well.  Subsurface evaluation and pre-development studies are ongoing.
4.  Hess Midstream LP
In March 2021, the Corporation received net proceeds of $70 million from the public offering of 3,450,000 Hess-owned Class A shares in Hess Midstream LP. The transaction resulted in an increase in Capital in Excess of Par of $56 million and Noncontrolling Interests of $41 million including $14 million from the change in ownership and $27 million from the recognition of a deferred tax asset due to an increase in tax basis of Hess Midstream LP's investment in Hess Midstream Operations LP. After giving effect to this transaction, the Corporation owns an approximate 46% interest in Hess Midstream LP, on a consolidated basis.
At March 31, 2021 Hess Midstream LP, a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $1,984 million (December 31, 2020: $2,026 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream LP assets available to settle the obligations of Hess Midstream LP include cash and cash equivalents totaling $2 million (December 31, 2020: $3 million), property, plant and equipment with a carrying value of $3,095 million (December 31, 2020: $3,111 million) and an equity-method investment of $104 million (December 31, 2020: $108 million) in the Little Missouri 4 gas processing plant.
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	March 31, 2021	December 31, 2020

	(In millions)
Accrued capital expenditures	$263	$345
Accrued operating and marketing expenditures	263	325
Accrued payments to royalty and working interest owners	227	170
Liabilities held for sale	138	—
Accrued interest on debt	96	126
Accrued compensation and benefits	93	117
Current portion of asset retirement obligations	156	105
Other accruals	18	63
Total Accrued Liabilities	$1,254	$1,251

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows:

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia & JDA	Other (a)	E&P Total

	(In millions)
Three Months Ended March 31, 2021
Sales of our net production volumes:
Crude oil revenue	$885	$181	$22	$116	$1,204	$—	$—	$1,204
Natural gas liquids revenue	143	—	—	—	143	—	—	143
Natural gas revenue	113	—	163	3	279	—	—	279
Sales of purchased oil and gas	298	4	—	19	321	—	—	321
Intercompany revenue	—	—	—	—	—	289	(289)	—
Total revenues from contracts with customers	1,439	185	185	138	1,947	289	(289)	1,947
Other operating revenues (b)	(41)	(4)	—	(4)	(49)	—	—	(49)
Total sales and other operating revenues	$1,398	$181	$185	$134	$1,898	$289	$(289)	$1,898
Three Months Ended March 31, 2020
Sales of our net production volumes:
Crude oil revenue	$656	$38	$2	$36	$732	$—	$—	$732
Natural gas liquids revenue	49	—	—	—	49	—	—	49
Natural gas revenue	38	—	139	4	181	—	—	181
Sales of purchased oil and gas	324	1	—	—	325	—	—	325
Intercompany revenue	—	—	—	—	—	291	(291)	—
Total revenues from contracts with customers	1,067	39	141	40	1,287	291	(291)	1,287
Other operating revenues (b)	55	6	1	5	67	—	—	67
Total sales and other operating revenues	$1,122	$45	$142	$45	$1,354	$291	$(291)	$1,354
(a)Other includes our interests in Denmark and Libya.
(b)Includes gains (losses) on commodity derivatives.
There have been no significant changes to contracts with customers or composition thereof during the three months ended March 31, 2021.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas.
7.  Impairment
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

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Retirement Plans
Components of net periodic pension cost consisted of the following:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Service cost	$14	$14
Interest cost (a)	14	18
Expected return on plan assets (a)	(50)	(45)
Amortization of unrecognized net actuarial losses (a)	15	12
Settlement loss (a)	1	—
Pension (income) expense (a)	$(6)	$(1)
(a)  Net non-service pension cost included in Other, net in the Statement of Consolidated Income for the three months ended March 31, 2021 was income of $20 million (2020: income of $15 million).
In 2021, we expect to contribute approximately $4 million to our funded pension plans.
9.  Weighted Average Common Shares
The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Net income (loss) attributable to Hess Corporation:
Net income (loss)	$336	$(2,366)
Less: Net income (loss) attributable to noncontrolling interests	84	67
Net income (loss) attributable to Hess Corporation	$252	$(2,433)
Weighted average number of common shares outstanding:
Basic	305.8	304.0
Effect of dilutive securities
Restricted common stock	0.8	—
Stock options	0.4	—
Performance share units	0.8	—
Diluted	307.8	304.0
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2021	2020
Restricted common stock	189,000	2,015,659
Stock options	1,164,214	4,086,340
Performance share units	36,134	1,296,356
During the three months ended March 31, 2021, we granted 695,832 shares of restricted stock (2020: 1,117,009), 319,295 stock options (2020: 686,639), and 205,155 performance share units (2020: 307,999).

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
From time to time, we are involved in other judicial and administrative proceedings relating to environmental matters. We periodically receive notices from the EPA that we are a “potential responsible party” under the Superfund legislation with respect to various waste disposal sites. Under this legislation, all potentially responsible parties may be jointly and severally liable. For any site for which we have received such a notice, the EPA’s claims or assertions of liability against us relating to these sites have not been fully developed, or the EPA’s claims have been settled or a settlement is under consideration, in all cases for amounts that are not

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
material. Beginning in 2017, certain states, municipalities and private associations in California, Delaware, Maryland, Rhode Island and South Carolina separately filed lawsuits against oil, gas and coal producers, including us, for alleged damages purportedly caused by climate change. These proceedings include claims for monetary damages and injunctive relief. Beginning in 2013, various parishes in Louisiana filed suit against approximately 100 oil and gas companies, including us, alleging that the companies’ operations and activities in certain fields violated the State and Local Coastal Resource Management Act of 1978, as amended, and caused contamination, subsidence and other environmental damages to land and water bodies located in the coastal zone of Louisiana. The plaintiffs seek, among other things, the payment of the costs necessary to clear, re-vegetate and otherwise restore the allegedly impacted areas. The ultimate impact of such climate and other aforementioned environmental proceedings, and of any related proceedings by private parties, on our business or accounts cannot be predicted at this time due to the large number of other potentially responsible parties and the speculative nature of clean-up cost estimates.
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
11.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended March 31, 2021
Sales and Other Operating Revenues - Third parties	$1,898	$—	$—	$—	$1,898
Intersegment Revenues	—	289	—	(289)	—
Sales and Other Operating Revenues	$1,898	$289	$—	$(289)	$1,898

Net Income (Loss) attributable to Hess Corporation	$308	$75	$(131)	$—	$252
Depreciation, Depletion and Amortization	355	40	1	—	396
Provision (Benefit) for Income Taxes	120	3	—	—	123
Capital Expenditures	280	23	—	—	303
For the Three Months Ended March 31, 2020
Sales and Other Operating Revenues - Third parties	$1,354	$—	$—	$—	$1,354
Intersegment Revenues	—	291	—	(291)	—
Sales and Other Operating Revenues	$1,354	$291	$—	$(291)	$1,354

Net Income (Loss) attributable to Hess Corporation	$(2,371)	$61	$(123)	$—	$(2,433)
Depreciation, Depletion and Amortization	521	38	2	—	561
Impairment	2,126	—	—	—	2,126
Provision (Benefit) for Income Taxes	(77)	2	(4)	—	(79)
Capital Expenditures	609	57	—	—	666

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Identifiable assets by operating segment were as follows:

	March 31, 2021	December 31, 2020

	(In millions)
Exploration and Production	$13,764	$13,688
Midstream	3,586	3,599
Corporate, Interest and Other	1,601	1,534
Total	$18,951	$18,821

12.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas. Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price or establish a floor price for a portion of our crude oil or natural gas production. Swaps may also be used to fix the difference between current selling prices and forward selling prices in periods of contango for crude oil production that will be stored and sold in the future. Forward contracts may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At March 31, 2021, these forward contracts relate to the British Pound, Danish Krone, Canadian Dollar and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	March 31, 2021	December 31, 2020

	(In millions)
Commodity - crude oil put options (millions of barrels)	41.3	27.4
Foreign exchange forwards	$121	$163
Interest rate swaps	$100	$100
As of March 31, 2021, we have purchased West Texas Intermediate (WTI) put options of 120,000 barrels of oil per day (bopd) with an average monthly floor price of $55 per barrel and Brent put options of 30,000 bopd with an average monthly floor price of $60 per barrel for the remainder of 2021.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below reflects the fair values of risk management derivative instruments.

	Assets	Liabilities

	(In millions)
March 31, 2021
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$154	$—
Interest rate swaps	4	—
Total derivative contracts designated as hedging instruments	158	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards	—	(2)
Total derivative contracts not designated as hedging instruments	—	(2)
Gross fair value of derivative contracts	158	(2)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$158	$(2)
December 31, 2020
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$64	$—
Crude oil swaps	—	(54)
Interest rate swaps	5	—
Total derivative contracts designated as hedging instruments	69	(54)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	69	(55)
Gross amounts offset in the Consolidated Balance Sheet	(13)	13
Net Amounts Presented in the Consolidated Balance Sheet	$56	$(42)
During the first quarter of 2021, we completed the sale of 4.2 million barrels of Bakken crude oil transported and stored on two VLCCs during 2020 for sale in Asian markets. We recognized net losses of $4 million from crude oil hedging contracts associated with the VLCC volumes in the first quarter of 2021.
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
Derivative contracts designated as hedging instruments:
Crude oil derivatives:  Crude oil hedging contracts decreased Sales and other operating revenues by $51 million in the first quarter of 2021, including hedge contracts associated with the VLCC transactions, and increased Sales and other operating revenues by $64 million in the first quarter of 2020. At March 31, 2021, pre-tax deferred losses in Accumulated other comprehensive income (loss) related to outstanding crude oil price hedging contracts were $47 million, all of which will be reclassified into earnings during the remainder of 2021 as the originally hedged crude oil sales are recognized in earnings.
Interest rate swaps designated as fair value hedges:  At March 31, 2021 and December 31, 2020, we had interest rate swaps with gross notional amounts totaling $100 million, which were designated as fair value hedges and relate to debt where we have converted interest payments from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In the three months ended March 31, 2021, the change in fair value of interest rate swaps was a decrease in the asset of $1 million (2020 Q1: increase in the asset of $5 million) with a corresponding adjustment in the carrying value of the hedged fixed-rate debt.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income were losses of $1 million in the three months ended March 31, 2021 (2020 Q1: $1 million loss).  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges which amounted to net losses of $1 million in the three months ended March 31, 2021 (2020 Q1: $2 million gain).

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value Measurement:
At March 31, 2021, our total long-term debt, which was substantially comprised of fixed rate debt instruments, had a carrying value of $8,286 million and a fair value of $9,381 million, based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable, and accounts payable, for which the carrying value approximated fair value at March 31, 2021 and December 31, 2020.
13.  Subsequent Events
On April 30, 2021, we completed the sale of our previously announced Little Knife and Murphy Creek nonstrategic acreage interests in the Bakken for total consideration of $312 million with an effective date of March 1, 2021. The sale included approximately 78,700 net acres, which are located in the southernmost portion of the Corporation's Bakken position and are not connected to Hess Midstream LP infrastructure. Net production from the acreage during the first quarter of 2021 was approximately 4,500 barrels of oil equivalent per day (boepd).
On April 13, 2021, we amended the Corporation's fully undrawn $3.5 billion revolving credit facility by extending the facility's expiration date for one year to May 2024 and incorporating customary provisions for the eventual replacement of the London Interbank Offered Rate (LIBOR).

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended March 31, 2021 included under Item 1.  Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Denmark. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we have announced eighteen significant discoveries. The Liza Phase 1 development achieved first production in December 2019, and has a nameplate production capacity of approximately 120,000 gross bopd. The Liza Phase 2 development was sanctioned in the second quarter of 2019 and remains on track to achieve first production by early 2022, with production capacity of approximately 220,000 gross bopd. A third development, Payara, was sanctioned in the third quarter of 2020 and is expected to achieve first production in 2024, with production capacity of approximately 220,000 gross bopd. The discovered resources to date on the Stabroek Block are expected to underpin up to ten floating production, storage and offloading vessels (FPSOs) with the first six FPSOs expected by 2027.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 46% consolidated ownership interest in Hess Midstream LP at March 31, 2021, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota. See Note 4, Hess Midstream LP in the Notes to Consolidated Financial Statements.
Hess Response to Global Pandemic
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
First Quarter Outlook
The 2021 E&P capital and exploratory expenditure budget is $1.9 billion, with more than 80% allocated to Guyana and the Bakken. Oil and gas production in 2021, excluding Libya, is now forecast to be in the range of 290,000 boepd to 295,000 boepd. For the remainder of 2021, we have hedged 120,000 bopd with $55 WTI put options and 30,000 bopd with $60 Brent put options.
In March 2021, the Corporation received net proceeds of $70 million for the public offering of 3,450,000 Class A shares of Hess Midstream LP. In March 2021, we entered into an agreement to sell our interests in Denmark for total consideration of $150 million, with an effective date of January 1, 2021. The sale is expected to close during the third quarter of 2021, subject to customary closing conditions. On April 30, 2021, we completed the sale of our previously announced Little Knife and Murphy Creek nonstrategic acreage interests in the Bakken for total consideration of $312 million, with an effective date of March 1, 2021.
Net cash provided by operating activities was $591 million in the first quarter of 2021, compared with $445 million in the first quarter of 2020.  Net cash provided by operating activities before changes in operating assets and liabilities was $815 million in the first quarter of 2021 and $502 million in the first quarter of 2020.  Capital expenditures were $303 million in the first quarter of 2021 and $666 million in the first quarter of 2020. Excluding our Midstream segment, we ended the first quarter of 2021 with approximately $1.86 billion in cash and cash equivalents. In 2021, based on current forward strip crude oil prices, we expect cash flow from operating activities, expected proceeds from asset sales, and cash and cash equivalents at March 31, 2021 will be sufficient to fund our capital investment program and dividends. We may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
First Quarter Results
Net income was $252 million in the first quarter of 2021, compared with a net loss of $2,433 million in the first quarter of 2020.  Excluding items affecting comparability of earnings between periods detailed on page 24, we incurred an adjusted net loss of $182 million in the first quarter of 2020.  The improvement in first quarter 2021 results against adjusted results for the prior-year quarter is primarily due to higher realized selling prices, contribution from the sale of two VLCC cargos, and lower depletion, depreciation and amortization expenses.
Exploration and Production Results
In the first quarter of 2021, E&P had net income of $308 million, compared with a net loss of $2,371 million in the first quarter of 2020.  Excluding items affecting comparability of earnings between periods, the adjusted net loss was $120 million in the first quarter of 2020.  Total net production, excluding Libya, averaged 315,000 boepd in the first quarter 2021, compared with 344,000 boepd in the first quarter of 2020 or 332,000 boepd pro forma for the sale of our interest in the Shenzi Field.  The average realized crude oil selling price, including hedging, was $50.02 per barrel in the first quarter of 2021, compared with $45.94 per barrel in the first quarter of 2020.  The average realized NGL selling price in the first quarter of 2021 was $29.49 per barrel, compared with $9.32 per barrel in the prior-year quarter, while the average realized natural gas selling price was $4.90 per thousand cubic feet (mcf) in the first quarter of 2021, compared with $3.16 per mcf in the first quarter of 2020.
The following is an update of significant E&P activities:
•In North Dakota, net production from the Bakken oil shale play averaged 158,000 boepd for the first quarter of 2021 (2020 Q1: 190,000 boepd), primarily due to reduced drilling activity, lower NGL and natural gas volumes received under percentage of proceeds contracts due to higher NGL prices, and the impact of adverse winter weather. NGL and natural gas volumes received under percentage of proceeds (POP) contracts were 19,000 boepd in the first quarter of 2020, but were reduced to 11,000 boepd in the first quarter of 2021 due to higher realized NGL prices lowering volumes received as consideration for gas processing fees under the POP contracts. During the quarter, we drilled 11 wells, completed 10 wells, and brought 4 new wells online. In February, we increased the number of operated rigs from one to two. We forecast net production to average approximately 155,000 boepd for the second quarter of 2021 and in the range of 155,000 boepd to 160,000 boepd for the full year 2021 reflecting the impact of lower NGL volumes received as consideration for gas processing fees under POP contracts due to higher NGL prices, the sale of the Corporation’s nonstrategic acreage interests, and adverse winter weather.
During the first quarter of 2021, we completed the sale of 4.2 million barrels of Bakken crude oil transported and stored on two VLCCs during 2020, which contributed net income of approximately $70 million in the first quarter of 2021.
On April 30, 2021, we completed the sale of our previously announced Little Knife and Murphy Creek nonstrategic acreage interests in the Bakken for total consideration of $312 million with an effective date of March 1, 2021. The sale included approximately 78,700 net acres, which are located in the southernmost portion of the Corporation's Bakken position and are not connected to Hess Midstream LP infrastructure. Net production from the acreage during the first quarter of 2021 was approximately 4,500 boepd.
•In the Gulf of Mexico, net production for the first quarter of 2021 averaged 56,000 boepd (2020 Q1: 74,000 boepd), reflecting the sale of our interest in the Shenzi Field in the fourth quarter of 2020 and natural field decline. Net production from the Shenzi Field was 12,000 boepd in the first quarter of 2020.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production from the Liza Phase 1 development averaged 31,000 bopd for the first quarter of 2021 (2020 Q1: 15,000 bopd). The Liza Destiny FPSO reached its nameplate capacity of 120,000 gross bopd in December 2020 and remained at this level during the first quarter of 2021. In mid-April, production from the Liza Destiny FPSO was curtailed for several days after a leak was detected in the flash gas compressor discharge silencer. Production has since ramped back up and is expected to remain in the range of 100,000 to 110,000 gross bopd until repairs to the discharge silencer are completed in approximately three months. Following this repair, production is expected to return to, or above, nameplate capacity. In addition, an order has been placed for an upgraded flash gas compression system, which is expected to be installed on the Liza Destiny in the fourth quarter of 2021.
Startup of Phase 2 of the Liza Field development, which will utilize the Liza Unity FPSO with an expected capacity of 220,000 gross bopd, remains on track for early 2022. The third development, Payara, will utilize the Prosperity FPSO with an expected capacity of 220,000 gross bopd. First oil is expected in 2024. A fourth development, Yellowtail, has been identified on the Stabroek Block. The operator, Esso Exploration and Production Guyana Limited, expects to submit a plan of development to the government of Guyana in the second half of this year. Pending government approval and project sanctioning, the Yellowtail project is expected to achieve first oil in 2025. The discovered resources to date on the Stabroek Block are expected to underpin up to ten FPSOs with the first six FPSOs expected by 2027.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
In April 2021, we announced a discovery at the Uaru-2 well, which encountered approximately 120 feet of high quality oil bearing sandstone reservoir, including newly identified intervals below the original Uaru-1 discovery. The well was drilled in 5,659 feet of water and is located approximately 6.8 miles south of the Uaru-1 well.
The Stena DrillMax is currently appraising the Longtail discovery, which will include a planned sidetrack. The Noble Don Taylor will drill the Mako-2 well after Uaru-2, and the Stena Carron is currently drilling the Koebi-1 exploration well. The Noble Tom Madden, the Noble Bob Douglas and the Noble Sam Croft, which recently arrived at the Stabroek Block, are primarily focused on development drilling.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 37,000 boepd for the first quarter of 2021 (2020 Q1: 32,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay Basin, offshore Peninsular Malaysia, averaged 27,000 boepd for the first quarter of 2021 (2020 Q1: 26,000 boepd). Net production was higher at the JDA and North Malay Basin due to a recovery in economic activity.
•At the Waha fields (Hess 8%), onshore Libya, net production averaged approximately 18,000 boepd (2020 Q1: 5,000 boepd), with the increase from the prior-year quarter due to the lifting of force majeure by the national oil company of Libya in October 2020.
•In March, we entered into an agreement to sell our interests in Denmark for total consideration of $150 million, with an effective date of January 1, 2021. Net production from Denmark during the first quarter of 2021 was 6,000 boepd (2020 Q1: 7,000 boepd). The sale is expected to close during the third quarter of 2021, subject to customary adjustments.
The following is an update of significant Midstream activities during the first quarter of 2021:
•In March 2021, the Corporation received net proceeds of $70 million from the public offering of 3,450,000 Hess-owned Class A shares of Hess Midstream LP. After giving effect to this transaction, the Corporation owns an approximate 46% interest in Hess Midstream LP, on a consolidated basis.
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended March 31,
	2021	2020

	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$308	$(2,371)
Midstream	75	61
Corporate, Interest and Other	(131)	(123)
Total	$252	$(2,433)
Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$0.82	$(8.00)
Diluted	$0.82	$(8.00)

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$—	$(2,251)
Midstream	—	—
Corporate, Interest and Other	—	—
Total	$—	$(2,251)
The items in the table above are explained on page 24.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$252	$(2,433)
Less: Total items affecting comparability of earnings between periods, after-tax	—	(2,251)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$252	$(182)
The following table reconciles reported net cash provided by (used in) operating activities and cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$591	$445
Changes in operating assets and liabilities	224	57
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$815	$502
Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on page 24.  Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,898	$1,354
Other, net	16	8
Total revenues and non-operating income	1,914	1,362
Costs and Expenses
Marketing, including purchased oil and gas	542	425
Operating costs and expenses	208	214
Production and severance taxes	37	42
Midstream tariffs	262	241
Exploration expenses, including dry holes and lease impairment	33	189
General and administrative expenses	49	52
Depreciation, depletion and amortization	355	521
Impairment	—	2,126
Total costs and expenses	1,486	3,810
Results of Operations Before Income Taxes	428	(2,448)
Provision (benefit) for income taxes	120	(77)
Net Income (Loss) Attributable to Hess Corporation	$308	$(2,371)
Excluding the E&P items affecting comparability of earnings between periods detailed on page 24, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization (DD&A), exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Higher realized selling prices in the first quarter of 2021, increased after-tax results by approximately $270 million, compared to the same period in 2020.  Average selling prices were as follows:

	Three Months Ended March 31,
	2021	2020

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota (b)	$44.97	$44.05
Offshore	53.03	49.33
Total United States	46.73	45.63
Guyana	60.37	43.26
Malaysia and JDA	63.27	51.24
Other (c)	57.66	55.60
Worldwide	50.02	45.94
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota (b)	$47.62	$40.54
Offshore	56.53	45.65
Total United States	49.56	42.07
Guyana	61.85	36.79
Malaysia and JDA	63.27	51.24
Other (c)	59.61	49.14
Worldwide	52.52	42.08
Natural Gas Liquids – Per Barrel
United States
North Dakota	$30.32	$9.31
Offshore	21.25	9.39
Worldwide	29.49	9.32
Natural Gas – Per Mcf
United States
North Dakota	$5.93	$1.28
Offshore	2.95	1.32
Total United States	4.78	1.30
Malaysia and JDA	5.04	4.71
Other (c)	2.69	4.26
Worldwide	4.90	3.16
(a)Selling prices in the United States are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the first quarter of 2021 would be $56.54 (2020 Q1: $49.44) per barrel for crude oil (including hedging), $59.04 (2020 Q1: $45.58) per barrel for crude oil (excluding hedging), $29.73 (2020 Q1: $9.52) per barrel for NGLs and $5.02 (2020 Q1: $3.26) per mcf for natural gas.
(b)Excluding the two VLCC cargo sales totaling 4.2 million barrels, the first quarter 2021 North Dakota crude oil price excluding hedging was $53.30 per barrel and $49.73 per barrel including hedging.
(c)Other includes our interests in Denmark and Libya.
Crude oil hedging activities were a net loss of $51 million before and after income taxes in the first quarter of 2021, and a net gain of $64 million before and after income taxes in the first quarter of 2020.
As of March 31, 2021, we have WTI put options with an average monthly floor price of $55 per barrel for 120,000 bopd, and Brent put options with an average monthly floor price of $60 per barrel for 30,000 bopd for the remainder of the year.  We expect noncash put option premium amortization, which will be reflected in realized selling prices, to reduce our second quarter results by $64 million and our full year 2021 results by approximately $245 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	84	114
Offshore	36	48
Total United States	120	162
Guyana	31	15
Malaysia and JDA	4	4
Other (a)	22	10
Total	177	191
Natural Gas Liquids – Barrels
United States
North Dakota	49	49
Offshore	4	7
Total United States	53	56
Natural Gas – Mcf
United States
North Dakota	151	162
Offshore	95	113
Total United States	246	275
Malaysia and JDA	360	325
Other (a)	11	11
Total	617	611
Barrels of Oil Equivalent (b)	333	349

Crude oil and natural gas liquids as a share of total production	69%	71%
(a)Other includes our interest in Denmark and Libya. Net production from Libya was 18,000 boepd in the first quarter of 2021 compared with 5,000 boepd in the first quarter of 2020. Net production form Denmark was 6,000 boepd in the first quarter of 2021, compared with 7,000 boepd in the first quarter of 2020.
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
We forecast net production, excluding Libya, to be in the range of 290,000 boepd and 295,000 boepd for the second quarter and for the full year 2021.
United States:  North Dakota net production was lower in the first quarter of 2021, compared to the corresponding period in 2020, primarily due to reduced drilling activity, lower NGL and natural gas volumes received under percentage of proceeds contracts due to higher NGL prices, and the impact of adverse winter weather. Total offshore net production was lower in the first quarter of 2021, compared to the corresponding period in 2020, primarily due to the sale of our working interest in the Shenzi Field in the deepwater Gulf of Mexico in the fourth quarter of 2020 and natural field decline. Net production from the Shenzi Field was 12,000 boepd in the first quarter of 2020.
International:  Net oil production in Guyana was higher in the first quarter of 2021, compared to the corresponding period in 2020, due to the production ramp up from the Liza Phase 1 development. Net oil production in Libya was higher in the first quarter of 2021 due to the lifting of force majeure in October 2020 and net natural gas production was higher at Malaysia and JDA reflecting higher natural gas nominations due to a recovery in economic activity.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Crude oil – barrels (a)	20,395	16,052
Natural gas liquids – barrels	4,802	5,097
Natural gas – mcf	55,513	55,620
Barrels of Oil Equivalent (b)	34,449	30,419
Crude oil – barrels per day	227	176
Natural gas liquids – barrels per day	53	56
Natural gas – mcf per day	617	611
Barrels of Oil Equivalent Per Day (b)	383	334
(a)Sales volumes for the first quarter of 2021 include 4.2 million barrels that were stored on VLCCs at December 31, 2020.
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. marketing activities.  Marketing expense was higher in the first quarter of 2021, compared with the corresponding period in 2020, primarily due to higher benchmark crude oil prices on purchased volumes and the inclusion of $173 million for the cost of the 4.2 million barrels of crude oil on VLCCs sold in the quarter.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses.  Cash operating costs decreased approximately five percent in the first quarter of 2021, compared with the first quarter of 2020, but were slightly higher on a per-unit basis in the first quarter of 2021, compared with the corresponding period in 2020, primarily due to the impact of lower production volumes.
Midstream Tariffs Expense:  Tariffs expense increased in the first quarter of 2021, compared with the corresponding period in 2020, primarily due to higher minimum volume commitments and tariff rates.  We estimate Midstream tariffs expense to be in the range of $260 million and $270 million in the second quarter of 2021 and in the range of $1,090 million and $1,115 million for the full year 2021.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense and per unit rates were lower in the first quarter of 2021, compared with the prior-year period due to the impact of first quarter 2020 impairment charges and year-end 2020 revisions and additions to proved reserves. Lower first quarter 2021 production volumes also contributed to the decline in DD&A expense compared to the first quarter of 2020.
Unit Costs:  Unit cost per boe information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual		Forecast Range (a)
	Three Months Ended March 31,		Three Months Ended June 30,	Twelve Months Ended December 31,
	2021	2020	2021	2021
Cash operating costs (b)	$9.81	$9.70	$12.00 — $13.00	$11.00 — $12.00
DD&A (c)	11.83	16.44	11.50 — 12.50	12.00 — 13.00
Total Production Unit Costs	$21.64	$26.14	$23.50 — $25.50	$23.00 — $25.00
(a)Forecast information excludes any contribution from Libya.
(b)Cash operating costs per boe, excluding Libya, were $10.21 in the first quarter of 2021, compared with $9.61 in the first quarter of 2020.
(c)DD&A per boe, excluding Libya, was $12.36 in the first quarter of 2021, compared with $16.64 in the first quarter of 2020.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Exploratory dry hole costs (a)	$—	$135
Exploration lease and other impairment (b)	4	32
Geological and geophysical expense and exploration overhead	29	22
Total Exploration Expense	$33	$189
(a)First quarter 2020 primarily relates to previously capitalized exploratory well costs (see Items Affecting Comparability of Earnings Between Periods below) and the Oldfield-1 exploration well in the Gulf of Mexico.
(b)First quarter 2020 includes impaired leasehold costs due to a reprioritization of the Corporation’s forward capital program.
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $40 million to $45 million in the second quarter of 2021 and in the range of $170 million to $180 million for the full year 2021.
Income Taxes:  The increase in income tax expense in the first quarter of 2021, compared to the corresponding period in 2020, is primarily due to higher pre-tax income in Guyana and Libya.  Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense in the first quarter of 2021 was $40 million, compared with $9 million in the first quarter of 2020.  Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense is expected in the range of $25 million to $30 million for the second quarter of 2021 and $105 million to $115 million for the full year 2021.
Items Affecting Comparability of Earnings Between Periods:
The following table summarizes, on an after-tax basis, income (expense) items affecting comparability of E&P earnings between periods:

	Three Months Ended March 31,
	Pre-Tax		After-Tax
	2021	2020	2021	2020

	(In millions)
Impairment	$—	$(2,126)	$—	$(2,049)
Dry hole, lease impairment and other exploration expenses	—	(152)	—	(150)
Crude oil inventories write-down	—	(53)	—	(52)
	$—	$(2,331)	$—	$(2,251)
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
Dry hole, lease impairment and other exploration expenses: In the first quarter of 2020, we incurred pre-tax charges totaling $152 million ($150 million after income taxes), primarily related to the write-off of previously capitalized exploratory wells in the Gulf of Mexico and to impair certain exploration leasehold costs.
Crude oil inventories write-down: In the first quarter of 2020, we incurred a pre-tax charge of $53 million ($52 million after income taxes) to reduce crude oil inventories to their net realizable value.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$289	$291
Other, net	3	2
Total revenues and non-operating income	292	293
Costs and Expenses
Operating costs and expenses	60	92
General and administrative expenses	7	8
Interest expense	23	25
Depreciation, depletion and amortization	40	38
Total costs and expenses	130	163
Results of Operations Before Income Taxes	162	130
Provision (benefit) for income taxes	3	2
Net Income (Loss)	159	128
Less: Net income (loss) attributable to noncontrolling interests	84	67
Net Income (Loss) Attributable to Hess Corporation	$75	$61
Sales and other operating revenues were lower in the first quarter of 2021, compared to the corresponding period in 2020, primarily due to lower pass-through rail transportation revenue partially offset by higher minimum volume commitments and tariff rates.  Operating costs and expenses for the first quarter of 2021 decreased, compared to the corresponding period in 2020, primarily due to lower pass-through transportation costs.
Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $60 million to $70 million in the second quarter of 2021 and in the range of $280 million and $290 million for the full year 2021.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Corporate and other expenses	$37	$39
Interest expense	94	88
Corporate, Interest and Other expenses before income taxes	131	127
Provision (benefit) for income taxes	—	(4)
Total Corporate, Interest and Other Expenses After Income Taxes	$131	$123
Corporate and other expenses in the first quarter of 2021, were comparable to the corresponding period in 2020.  Interest expense, net was higher in the first quarter of 2021, compared to the corresponding period in 2020, due to interest incurred on the $1.0 billion three year term loan entered into in March 2020.
Second quarter 2021 corporate expenses are expected to be in the range of $30 million to $35 million, and interest expense is expected to be in the range of $95 million to $100 million. We estimate corporate expenses for full year 2021 to be in the range of $130 million to $140 million, and interest expense to be in the range of $380 million to $390 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Other Items Potentially Affecting Future Results:
Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, NGLs and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, crude oil storage capacity, political risk, environmental risk and catastrophic risk, including risks associated with COVID-19. For a more comprehensive description of the risks that may affect our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	March 31, 2021	December 31, 2020

	(In millions, except ratio)
Cash and cash equivalents (a)	$1,866	$1,739
Current maturities of long-term debt	13	10
Total debt (b)	8,286	8,296
Total equity	6,643	6,335
Debt to capitalization ratio (c)	46.6%	47.5%
(a)Includes $4 million of cash attributable to our Midstream segment at March 31, 2021 (December 31, 2020: $4 million) of which, $2 million is held by Hess Midstream LP at March 31, 2021 (December 31, 2020: $3 million).
(b)At March 31, 2021, includes $1,899 million of debt outstanding from our Midstream segment (December 31, 2020: $1,910 million) that is non-recourse to Hess Corporation.
(c)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation's term loan and revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Net cash provided by (used in):
Operating activities	$591	$445
Investing activities	(385)	(818)
Financing activities	(79)	908
Net Increase (Decrease) in Cash and Cash Equivalents	$127	$535
Operating activities:  Net cash provided by operating activities was $591 million in the first quarter of 2021, compared to $445 million in the first quarter of 2020.  The increase in 2021 operating cash flows primarily reflects higher realized selling prices and the sale of 4.2 million barrels of Bakken crude oil loaded on two VLCCs in the first quarter of 2021. Changes in operating assets and liabilities was a use of cash of $224 million in the first quarter of 2021, and a use of cash of $57 million in the first quarter of 2020. Changes in operating assets and liabilities in 2021 were primarily due to an increase in accounts receivable and a reduction in accounts payable.
Investing activities:  Additions to property, plant and equipment of $385 million in the first quarter of 2021 were down $433 million compared with the corresponding period in 2020.  The decrease primarily reflects reduced drilling activity.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(280)	$(609)
Increase (decrease) in related liabilities	(78)	(131)
Additions to property, plant and equipment - E&P	$(358)	$(740)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(23)	$(57)
Increase (decrease) in related liabilities	(4)	(21)
Additions to property, plant and equipment - Midstream	$(27)	$(78)
Financing activities: Hess Midstream repaid a net total of $10 million from its revolving credit facilities in the first quarter of 2021 and borrowed a net total of $60 million in the first quarter of 2020.  Borrowings in the first quarter of 2020 also included our $1.0 billion three year term loan. We paid common stock dividends totaling $80 million in the first quarter of 2021, compared to $81 million in the first quarter of 2020.  In addition, net cash outflows to noncontrolling interests were $67 million in the first quarter of 2021 and $63 million in the first quarter of 2020. In the first quarter of 2021, we received net proceeds of $70 million from the public offering of 3,450,000 Hess-owned Class A shares in Hess Midstream LP.
Future Capital Requirements and Resources
At March 31, 2021, we had $1.86 billion in cash and cash equivalents, excluding Midstream, and total liquidity of approximately $5.5 billion.  On April 13, 2021, we amended the Corporation's fully undrawn $3.5 billion revolving credit facility by extending the facility's expiration date for one year to May 2024. Oil and gas production in 2021, excluding Libya, is forecast to be in the range of 290,000 boepd to 295,000 boepd. For the remainder of 2021, we have hedged 120,000 bopd with $55 WTI put options and 30,000 bopd with $60 Brent put options.
On April 30, 2021, we completed the sale of our previously announced Little Knife and Murphy Creek nonstrategic acreage interests in the Bakken for total consideration of $312 million, with an effective date of March 1, 2021, and expect to receive proceeds in the third quarter of 2021 from the sale of our interests in Denmark for total consideration of $150 million, with an effective date of January 1, 2021.
Net cash provided by operating activities was $591 million in the first quarter of 2021, compared with $445 million in the first quarter of 2020.  Net cash provided by operating activities before changes in operating assets and liabilities was $815 million in the first quarter of 2021 and $502 million in the first quarter of 2020.  Capital expenditures were $303 million in the first quarter of 2021 and $666 million in the first quarter of 2020.   In 2021, based on current forward strip crude oil prices, we expect cash flow from operating activities, expected proceeds from asset sales, and cash and cash equivalents at March 31, 2021 will be sufficient to fund our capital investment program and dividends. We may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at March 31, 2021:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	May, 2023	$3,500	$—	$—	$—	$3,500
Committed lines	Various (a)	175	—	54	54	121
Uncommitted lines	Various (a)	229	—	229	229	—
Total - Hess Corporation		$3,904	$—	$283	$283	$3,621
Midstream
Revolving credit facility (b)	December, 2024	$1,000	$174	$—	$174	$826
Total - Midstream		$1,000	$174	$—	$174	$826
(a)Committed and uncommitted lines have expiration dates through 2021.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
On April 13, 2021, we amended the Corporation's fully undrawn $3.5 billion revolving credit facility that had an expiration date in May 2023, by extending the facility for one year to May 2024 and incorporating customary provisions for the eventual replacement of LIBOR, among other changes as set forth in the amended credit agreement. This facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.40% above LIBOR, though the interest rate is subject to adjustment if the Corporation’s credit rating changes. At March 31, 2021, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility.
In March 2020, we entered into a $1 billion three year term loan agreement with a maturity date of March 16, 2023. Borrowings under the term loan generally bear interest at LIBOR plus an applicable margin of 2.25% until the term loan's first anniversary. The applicable margin varies based on the credit rating of the Corporation’s senior unsecured long-term debt and will increase by 0.25% on each anniversary of the term loan.
The revolving credit facility, including as amended, and term loan are subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility and the term loan agreement). The indentures for the Corporation's fixed-rate public notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. At March 31, 2021, Hess Corporation was in compliance with these financial covenants.
Two of the three major credit rating agencies that rate our debt have assigned an investment grade rating. In March 2021, Standard and Poor’s Ratings Services affirmed our credit rating at BBB- and revised the outlook to stable (from negative). Fitch Ratings affirmed a BBB- credit rating and stable outlook in August 2020 and Moody’s Investors Service affirmed our credit rating at Ba1 with stable outlook, which is below investment grade, in March 2020.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At March 31, 2021, Hess Midstream Operations LP (formerly Hess Midstream Partners LP, or HESM Opco), a consolidated subsidiary of Hess Midstream LP, had $1.4 billion of senior secured syndicated credit facilities maturing December 16, 2024, consisting of a $1.0 billion 5-year revolving credit facility and a fully drawn $400 million 5-year term loan A facility. The revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes. Borrowings under the five year term loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the five year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at March 31, 2021.  The credit facilities are secured by first-priority perfected liens on substantially all the presently owned and after-acquired assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions.  At March 31, 2021, borrowings of $174 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $398 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan A facility.  Borrowings under these credit facilities are non-recourse to Hess Corporation.
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 12, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $121 million at March 31, 2021 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  A 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a loss or gain of less than $5 million, respectively, at March 31, 2021.
At March 31, 2021, our total long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,286 million and a fair value of $9,381 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $405 million or $420 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
At March 31, 2021, we have outstanding WTI and Brent crude oil put option contracts.  As of March 31, 2021, an assumed 10% increase in the forward WTI and Brent crude oil prices would reduce the fair value of these derivative instruments by approximately $50 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $110 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; estimates of our crude oil and natural gas reserves and levels of production; benchmark prices of crude oil, NGL and natural gas and our associated realized price differentials; our projected budget and capital and exploratory expenditures; expected timing and completion of our development projects and proposed asset sale; and future economic and market conditions in the oil and gas industry.
Forward-looking statements are based on our current understanding, assessments, estimates and projections of relevant factors and reasonable assumptions about the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations of future results expressed or implied by these forward-looking statements. The following important factors could cause actual results to differ materially from those in our forward-looking statements:
•fluctuations in market prices of crude oil, NGL and natural gas and competition in the oil and gas exploration and production industry, including as a result of COVID-19;
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
•liability resulting from litigation, including heightened risks associated with being a general partner of Hess Midstream LP; and
•other factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as any additional risks described in our other filings with the SEC.
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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2021.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.      Legal Proceedings.
Information regarding legal proceedings is contained in Note 10, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

PART II – OTHER INFORMATION (CONT'D)
Item 6.   Exhibits.

Exhibits
4(1)
Extension and Amendment Agreement, dated as of April 13, 2021, among Hess Corporation, the subsidiary party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent incorporated by reference to Exhibit 10(1) of Form 8-K of the Registrant, filed on April 13, 2021.

10(1)*	Form of Performance Award Agreement for three-year period ending December 31, 2023 under the 2017 Long-Term Incentive Plan.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.
* The exhibit relates to executive compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: May 6, 2021