Form 10-Q
period 2021-06-30
HESS CORP
filed 2021-08-05
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At June 30, 2021, there were 309,672,952 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2021	December 31, 2020

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,430	$1,739
Accounts receivable:
From contracts with customers	856	710
Joint venture and other	146	150
Inventories	241	378
Assets held for sale	228	—
Other current assets	68	104
Total current assets	3,969	3,081
Property, plant and equipment:
Total — at cost	29,942	30,519
Less: Reserves for depreciation, depletion, amortization and lease impairment	16,285	16,404
Property, plant and equipment — net	13,657	14,115
Operating lease right-of-use assets — net	373	426
Finance lease right-of-use assets — net	155	168
Goodwill	360	360
Deferred income taxes	21	59
Other assets	631	612
Total Assets	$19,166	$18,821
Liabilities
Current Liabilities:
Accounts payable	$178	$200
Accrued liabilities	1,480	1,251
Taxes payable	268	81
Current maturities of long-term debt	511	10
Current portion of operating and finance lease obligations	90	81
Total current liabilities	2,527	1,623
Long-term debt	7,712	8,286
Long-term operating lease obligations	421	478
Long-term finance lease obligations	210	220
Deferred income taxes	318	342
Asset retirement obligations	728	894
Other liabilities and deferred credits	718	643
Total Liabilities	12,634	12,486
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 309,672,952 shares (2020: 306,980,092)	310	307
Capital in excess of par value	5,859	5,684
Retained earnings	155	130
Accumulated other comprehensive income (loss)	(836)	(755)
Total Hess Corporation stockholders’ equity	5,488	5,366
Noncontrolling interests	1,044	969
Total Equity	6,532	6,335
Total Liabilities and Equity	$19,166	$18,821
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,579	$833	$3,477	$2,187
Other, net	19	9	40	24
Total revenues and non-operating income	1,598	842	3,517	2,211
Costs and Expenses
Marketing, including purchased oil and gas	322	56	840	434
Operating costs and expenses	315	294	580	597
Production and severance taxes	44	16	81	58
Exploration expenses, including dry holes and lease impairment	48	31	81	220
General and administrative expenses	84	89	178	191
Interest expense	118	119	235	232
Depreciation, depletion and amortization	385	509	781	1,070
Impairment and other	147	—	147	2,126
Total costs and expenses	1,463	1,114	2,923	4,928
Income (Loss) Before Income Taxes	135	(272)	594	(2,717)
Provision (benefit) for income taxes	122	(9)	245	(88)
Net Income (Loss)	13	(263)	349	(2,629)
Less: Net income (loss) attributable to noncontrolling interests	86	57	170	124
Net Income (Loss) Attributable to Hess Corporation	$(73)	$(320)	$179	$(2,753)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$(0.24)	$(1.05)	$0.58	$(9.04)
Diluted	$(0.24)	$(1.05)	$0.58	$(9.04)
Weighted Average Number of Common Shares Outstanding:
Basic	307.5	305.0	306.7	304.5
Diluted	307.5	305.0	308.7	304.5
Common Stock Dividends Per Share	$0.25	$0.25	$0.50	$0.50
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Net Income (Loss)	$13	$(263)	$349	$(2,629)
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	64	(228)	115	(292)
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	64	(228)	115	(292)
Change in fair value of cash flow hedges	(129)	(214)	(231)	776
Income taxes on change in fair value of cash flow hedges	—	—	—	—
Net change in fair value of cash flow hedges	(129)	(214)	(231)	776
Change in derivatives designated as cash flow hedges, after taxes	(65)	(442)	(116)	484
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(11)	4	3	4
Income taxes on actuarial changes in plan liabilities	—	—	—	—
(Increase) reduction in unrecognized actuarial losses, net	(11)	4	3	4
Amortization of net actuarial losses	16	12	32	24
Income taxes on amortization of net actuarial losses	—	—	—	—
Net effect of amortization of net actuarial losses	16	12	32	24
Change in pension and other postretirement plans, after taxes	5	16	35	28
Other Comprehensive Income (Loss)	(60)	(426)	(81)	512
Comprehensive Income (Loss)	(47)	(689)	268	(2,117)
Less: Comprehensive income (loss) attributable to noncontrolling interests	86	57	170	124
Comprehensive Income (Loss) Attributable to Hess Corporation	$(133)	$(746)	$98	$(2,241)
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$349	$(2,629)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) losses on asset sales, net	—	(8)
Depreciation, depletion and amortization	781	1,070
Impairment and other	147	2,126
Exploratory dry hole costs	9	135
Exploration lease and other impairment	10	38
Pension settlement loss	4	—
Stock compensation expense	44	47
Noncash (gains) losses on commodity derivatives, net	88	119
Provision (benefit) for deferred income taxes and other tax accruals	42	(95)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(315)	628
(Increase) decrease in inventories	137	(99)
Increase (decrease) in accounts payable and accrued liabilities	(56)	(520)
Increase (decrease) in taxes payable	187	(63)
Changes in other operating assets and liabilities	(51)	(38)
Net cash provided by (used in) operating activities	1,376	711
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(687)	(1,250)
Additions to property, plant and equipment - Midstream	(53)	(147)
Proceeds from asset sales, net of cash sold	297	11
Other, net	(2)	(2)
Net cash provided by (used in) investing activities	(445)	(1,388)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	(75)	72
Debt with maturities of greater than 90 days:
Borrowings	—	1,000
Repayments	(5)	—
Proceeds from sale of Class A shares of Hess Midstream LP	70	—
Payments on finance lease obligations	(4)	(3)
Cash dividends paid	(157)	(157)
Employee stock options exercised	75	15
Noncontrolling interests, net	(137)	(128)
Other, net	(7)	(21)
Net cash provided by (used in) financing activities	(240)	778
Net Increase (Decrease) in Cash and Cash Equivalents	691	101
Cash and Cash Equivalents at Beginning of Year	1,739	1,545
Cash and Cash Equivalents at End of Period	$2,430	$1,646
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended June 30, 2021
Balance at April 1, 2021	$308	$5,779	$305	$(776)	$5,616	$1,027	$6,643
Net income (loss)	—	—	(73)	—	(73)	86	13
Other comprehensive income (loss)	—	—	—	(60)	(60)	—	(60)
Share-based compensation	2	80	—	—	82	—	82
Dividends on common stock	—	—	(77)	—	(77)	—	(77)
Noncontrolling interests, net	—	—	—	—	—	(69)	(69)
Balance at June 30, 2021	$310	$5,859	$155	$(836)	$5,488	$1,044	$6,532
For the Three Months Ended June 30, 2020
Balance at April 1, 2020	$307	$5,633	$1,021	$239	7,200	$978	$8,178
Net income (loss)	—	—	(320)	—	(320)	57	(263)
Other comprehensive income (loss)	—	—	—	(426)	(426)	—	(426)
Share-based compensation	—	17	—	—	17	—	17
Dividends on common stock	—	—	(76)	—	(76)	—	(76)
Noncontrolling interests, net	—	—	—	—	—	(64)	(64)
Balance at June 30, 2020	$307	$5,650	$625	$(187)	$6,395	$971	$7,366
For the Six Months Ended June 30, 2021
Balance at January 1, 2021	$307	$5,684	$130	$(755)	5,366	$969	$6,335
Net income (loss)	—	—	179	—	179	170	349
Other comprehensive income (loss)	—	—	—	(81)	(81)	—	(81)
Share-based compensation	3	119	—	—	122	—	122
Dividends on common stock	—	—	(154)	—	(154)	—	(154)
Sale of Class A shares of Hess Midstream LP	—	56	—	—	56	41	97
Noncontrolling interests, net	—	—	—	—	—	(136)	(136)
Balance at June 30, 2021	$310	$5,859	$155	$(836)	$5,488	$1,044	$6,532
For the Six Months Ended June 30, 2020
Balance at January 1, 2020	$305	$5,591	$3,535	$(699)	8,732	$974	$9,706
Net income (loss)	—	—	(2,753)	—	(2,753)	124	(2,629)
Other comprehensive income (loss)	—	—	—	512	512	—	512
Share-based compensation	2	59	(5)	—	56	—	56
Dividends on common stock	—	—	(152)	—	(152)	—	(152)
Noncontrolling interests, net	—	—	—	—	—	(127)	(127)
Balance at June 30, 2020	$307	$5,650	$625	$(187)	$6,395	$971	$7,366
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2021 and December 31, 2020, the consolidated results of operations for the three and six months ended June 30, 2021 and 2020, and consolidated cash flows for the six months ended June 30, 2021 and 2020.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
 2.  Inventories
Inventories consisted of the following:

	June 30, 2021	December 31, 2020

	(In millions)
Crude oil and natural gas liquids	$62	$226
Materials and supplies	179	152
Total Inventories	$241	$378
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
3.  Property, Plant and Equipment
Assets Held for Sale:
In March 2021, we entered into an agreement to sell our interests in Denmark for total consideration of $150 million, with an effective date of January 1, 2021. At June 30, 2021, property, plant and equipment and operating lease right-of-use assets totaling $228 million, and asset retirement obligations and operating lease liabilities totaling $139 million, associated with our interests in Denmark were presented as Assets held for sale and as liabilities held for sale within Accrued Liabilities, respectively, in our Consolidated Balance Sheet.
Dispositions:
In April 2021, we completed the sale of our Little Knife and Murphy Creek nonstrategic acreage interests in the Bakken for net cash consideration of $297 million, after closing adjustments. The sale included approximately 78,700 net acres, which are located in the southernmost portion of the Corporation's Bakken position. The acreage constituted part of a larger amortization base and the sale was treated as a normal retirement. Accordingly, no gain or loss was recognized upon sale.
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the six months ended June 30, 2021 (in millions):

Balance at January 1, 2021	$459
Additions to capitalized exploratory well costs pending the determination of proved reserves	72
Balance at June 30, 2021	$531

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $375 million at June 30, 2021 and primarily related to:
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
At June 30, 2021 Hess Midstream LP, a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $1,945 million (December 31, 2020: $2,026 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream LP assets available to settle the obligations of Hess Midstream LP include cash and cash equivalents totaling $4 million (December 31, 2020: $3 million), property, plant and equipment with a carrying value of $3,101 million (December 31, 2020: $3,111 million) and an equity-method investment of $102 million (December 31, 2020: $108 million) in the Little Missouri 4 gas processing plant.
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	June 30, 2021	December 31, 2020

	(In millions)
Accrued capital expenditures	$351	$345
Accrued operating and marketing expenditures	304	325
Accrued payments to royalty and working interest owners	209	170
Current portion of asset retirement obligations	209	105
Liabilities held for sale	139	—
Accrued interest on debt	126	126
Accrued compensation and benefits	76	117
Other accruals	66	63
Total Accrued Liabilities	$1,480	$1,251

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows:

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia & JDA	Other (a)	E&P Total

	(In millions)
Three Months Ended June 30, 2021
Sales of our net production volumes:
Crude oil revenue	$661	$134	$27	$135	$957	$—	$—	$957
Natural gas liquids revenue	120	—	—	—	120	—	—	120
Natural gas revenue	61	—	178	1	240	—	—	240
Sales of purchased oil and gas	299	4	—	26	329	—	—	329
Intercompany revenue	—	—	—	—	—	294	(294)	—
Total revenues from contracts with customers	1,141	138	205	162	1,646	294	(294)	1,646
Other operating revenues (b)	(53)	(6)	—	(8)	(67)	—	—	(67)
Total sales and other operating revenues	$1,088	$132	$205	$154	$1,579	$294	$(294)	$1,579
Three Months Ended June 30, 2020
Sales of our net production volumes:
Crude oil revenue	$254	$31	$1	$14	$300	$—	$—	$300
Natural gas liquids revenue	43	—	—	—	43	—	—	43
Natural gas revenue	32	—	89	2	123	—	—	123
Sales of purchased oil and gas	143	—	—	—	143	—	—	143
Intercompany revenue	—	—	—	—	—	270	(270)	—
Total revenues from contracts with customers	472	31	90	16	609	270	(270)	609
Other operating revenues (b)	188	27	—	9	224	—	—	224
Total sales and other operating revenues	$660	$58	$90	$25	$833	$270	$(270)	$833
Six Months Ended June 30, 2021
Sales of our net production volumes:
Crude oil revenue	$1,546	$315	$49	$251	$2,161	$—	$—	$2,161
Natural gas liquids revenue	263	—	—	—	263	—	—	263
Natural gas revenue	174	—	341	4	519	—	—	519
Sales of purchased oil and gas	597	8	—	45	650	—	—	650
Intercompany revenue	—	—	—	—	—	583	(583)	—
Total revenues from contracts with customers	2,580	323	390	300	3,593	583	(583)	3,593
Other operating revenues (b)	(94)	(10)	—	(12)	(116)	—	—	(116)
Total sales and other operating revenues	$2,486	$313	$390	$288	$3,477	$583	$(583)	$3,477
Six Months Ended June 30, 2020
Sales of our net production volumes:
Crude oil revenue	$919	$69	$3	$50	$1,041	$—	$—	$1,041
Natural gas liquids revenue	91	—	—	—	91	—	—	91
Natural gas revenue	70	—	228	6	304	—	—	304
Sales of purchased oil and gas	459	1	—	—	460	—	—	460
Intercompany revenue	—	—	—	—	—	561	(561)	—
Total revenues from contracts with customers	1,539	70	231	56	1,896	561	(561)	1,896
Other operating revenues (b)	243	33	1	14	291	—	—	291
Total sales and other operating revenues	$1,782	$103	$232	$70	$2,187	$561	$(561)	$2,187
(a)Other includes our interests in Denmark and Libya.
(b)Includes gains (losses) on commodity derivatives.
There have been no significant changes to contracts with customers or composition thereof during the six months ended June 30, 2021.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.  Impairment and Other
In June 2021, the U.S. Bankruptcy Court approved the bankruptcy plan for Fieldwood Energy LLC (Fieldwood) which includes transferring abandonment obligations of Fieldwood to predecessors in title of certain of its assets, who are jointly and severally liable for the obligations. Second quarter 2021 results include a charge of $147 million ($147 million after income taxes) in connection with total estimated abandonment obligations in the West Delta 79/86 Field (West Delta Field), which we sold to a Fieldwood predecessor in 2004. See Note 10, Guarantees and Contingencies.
First quarter 2020 results include noncash impairment charges totaling $2.1 billion ($2.0 billion after income taxes) related to our oil and gas properties at North Malay Basin in Malaysia, the South Arne Field in Denmark, and the Stampede and Tubular Bells fields in the Gulf of Mexico, primarily as a result of a lower long-term crude oil price outlook. Other charges totaling $21 million pre-tax ($20 million after income taxes) related to drilling rig right-of-use assets in the Bakken and surplus materials and supplies.
8. Retirement Plans
Components of net periodic pension cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Service cost	$13	$14	$27	$28
Interest cost (a)	14	19	28	37
Expected return on plan assets (a)	(49)	(45)	(99)	(90)
Amortization of unrecognized net actuarial losses (a)	13	12	28	24
Settlement loss (a)	3	—	4	—
Pension (income) expense (a)	$(6)	$—	$(12)	$(1)
(a)  Net non-service pension cost included in Other, net in the Statement of Consolidated Income for the three and six months ended June 30, 2021 was income of $19 million and $39 million, respectively, compared with income of $14 million and $29 million for the three and six months ended June 30, 2020, respectively.
In 2021, we expect to contribute approximately $10 million to our funded pension plans.
9.  Weighted Average Common Shares
The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Net income (loss) attributable to Hess Corporation:
Net income (loss)	$13	$(263)	$349	$(2,629)
Less: Net income (loss) attributable to noncontrolling interests	86	57	170	124
Net income (loss) attributable to Hess Corporation	$(73)	$(320)	$179	$(2,753)
Weighted average number of common shares outstanding:
Basic	307.5	305.0	306.7	304.5
Effect of dilutive securities
Restricted common stock	—	—	0.7	—
Stock options	—	—	0.5	—
Performance share units	—	—	0.8	—
Diluted	307.5	305.0	308.7	304.5

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted common stock	1,641,860	2,173,061	94,726	2,094,360
Stock options	2,562,983	4,429,642	832,454	4,239,533
Performance share units	1,161,324	992,166	39,608	1,144,261
During the six months ended June 30, 2021, we granted 705,489 shares of restricted stock (2020: 1,120,356), 205,155 performance share units (2020: 307,999) and 319,295 stock options (2020: 686,639).
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
In September 2003, we received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the Lower Passaic River. The NJDEP is also seeking natural resource damages. The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned. We and over 70 companies entered into an Administrative Order on Consent with the EPA to study the same contamination; this work remains ongoing. We and other parties settled a cost recovery claim by the State of New Jersey and agreed with the EPA to fund remediation of a portion of the site. On March 4, 2016, the EPA issued a Record of Decision (ROD) in respect of the lower eight miles of the Lower Passaic River, selecting a remedy that includes bank-to-bank dredging at an estimated cost of $1.38 billion.  The ROD does not address the upper nine miles of the Lower Passaic River or the Newark Bay, which may require additional remedial action. In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River. Given that the EPA has not selected a final remedy for the entirety of the Lower Passaic River or the Newark Bay, total remedial costs cannot be reliably estimated at this time. Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because our former terminal did not store or use contaminants which are of concern in the river sediments and could not have contributed contamination along the river’s length. Further, there are numerous other parties who we expect will bear the cost of remediation and damages.
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
In August 2020, Fieldwood and related entities filed for bankruptcy relief under Chapter 11 of the U.S. Bankruptcy Code. Fieldwood’s Bankruptcy Plan, which was approved by the U.S. Bankruptcy Court in June 2021, includes the abandonment of certain assets, including seven offshore Gulf of Mexico leases and related facilities in the West Delta Field that were formerly owned by us and sold to a Fieldwood predecessor in 2004, and the discharge of Fieldwood’s obligation to decommission these facilities. As a result, in the next nine months, we expect to receive an Order from the Bureau of Safety and Environmental Enforcement (BSEE) requiring us to decommission the facilities on the seven West Delta leases. Our alleged decommissioning obligation derives from our former ownership of the facilities. We intend to comply with BSEE’s Order once we receive it. We also intend to seek contribution from other parties that owned an interest in the facilities. As of June 30, 2021, we accrued a loss contingency of $147 million ($147 million after income taxes) in connection with total estimated abandonment obligations in the West Delta Field. Potential recoveries from other parties that previously owned an interest in the West Delta Field have not been recognized as of June 30, 2021.
We are also involved in other judicial and administrative proceedings from time to time in addition to the matters described above, including claims related to post-production deductions from royalty payments. We may also be exposed to future decommissioning liabilities for divested assets in the event the current or future owners are determined to be unable to perform such actions, whether due to bankruptcy or otherwise. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters before a loss or range of loss can be reasonably estimated for any proceeding.
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
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended June 30, 2021
Sales and Other Operating Revenues - Third parties	$1,579	$—	$—	$—	$1,579
Intersegment Revenues	—	294	—	(294)	—
Sales and Other Operating Revenues	$1,579	$294	$—	$(294)	$1,579

Net Income (Loss) attributable to Hess Corporation	$(25)	$76	$(124)	$—	$(73)
Depreciation, Depletion and Amortization	344	41	—	—	385
Impairment and other	147	—	—	—	147
Provision (Benefit) for Income Taxes	119	3	—	—	122
Capital Expenditures	396	47	—	—	443
For the Three Months Ended June 30, 2020
Sales and Other Operating Revenues - Third parties	$833	$—	$—	$—	$833
Intersegment Revenues	—	270	—	(270)	—
Sales and Other Operating Revenues	$833	$270	$—	$(270)	$833

Net Income (Loss) attributable to Hess Corporation	$(249)	$51	$(122)	$—	$(320)
Depreciation, Depletion and Amortization	470	39	—	—	509
Provision (Benefit) for Income Taxes	(11)	2	—	—	(9)
Capital Expenditures	428	79	—	—	507
For the Six Months Ended June 30, 2021
Sales and Other Operating Revenues - Third parties	$3,477	$—	$—	$—	$3,477
Intersegment Revenues	—	583	—	(583)	—
Sales and Other Operating Revenues	$3,477	$583	$—	$(583)	$3,477

Net Income (Loss) attributable to Hess Corporation	$283	$151	$(255)	$—	$179
Depreciation, Depletion and Amortization	699	81	1	—	781
Impairment and other	147	—	—	—	147
Provision (Benefit) for Income Taxes	239	6	—	—	245
Capital Expenditures	676	70	—	—	746
For the Six Months Ended June 30, 2020
Sales and Other Operating Revenues - Third parties	$2,187	$—	$—	$—	$2,187
Intersegment Revenues	—	561	—	(561)	—
Sales and Other Operating Revenues	$2,187	$561	$—	$(561)	$2,187

Net Income (Loss) attributable to Hess Corporation	$(2,620)	$112	$(245)	$—	$(2,753)
Depreciation, Depletion and Amortization	991	77	2	—	1,070
Impairment and other	2,126	—	—	—	2,126
Provision (Benefit) for Income Taxes	(88)	4	(4)	—	(88)
Capital Expenditures	1,037	136	—	—	1,173

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Identifiable assets by operating segment were as follows:

	June 30, 2021	December 31, 2020

	(In millions)
Exploration and Production	$13,753	$13,688
Midstream	3,587	3,599
Corporate, Interest and Other	1,826	1,534
Total	$19,166	$18,821

12.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas. Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price or establish a floor price for a portion of our crude oil or natural gas production. Forward contracts may be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At June 30, 2021, these forward contracts relate to the British Pound, Canadian Dollar and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	June 30, 2021	December 31, 2020

	(In millions)
Commodity - crude oil put options (millions of barrels)	27.6	27.4
Foreign exchange forwards	$91	$163
Interest rate swaps	$100	$100
As of June 30, 2021, we have West Texas Intermediate (WTI) put options of 120,000 barrels of oil per day (bopd) with an average monthly floor price of $55 per barrel and Brent put options of 30,000 bopd with an average monthly floor price of $60 per barrel for the remainder of 2021.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below reflects the fair values of risk management derivative instruments.

	Assets	Liabilities

	(In millions)
June 30, 2021
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$19	$—
Interest rate swaps	4	—
Total derivative contracts designated as hedging instruments	23	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards	—	—
Total derivative contracts not designated as hedging instruments	—	—
Gross fair value of derivative contracts	23	—
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$23	$—
December 31, 2020
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$64	$—
Crude oil swaps	—	(54)
Interest rate swaps	5	—
Total derivative contracts designated as hedging instruments	69	(54)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	69	(55)
Gross amounts offset in the Consolidated Balance Sheet	(13)	13
Net Amounts Presented in the Consolidated Balance Sheet	$56	$(42)
During the first quarter of 2021, we completed the sale of 4.2 million barrels of Bakken crude oil transported and stored on two VLCCs during 2020 for sale in Asian markets. We recognized net losses of $4 million from crude oil hedging contracts associated with the VLCC volumes in the first quarter of 2021.
The fair value of our crude oil put options is presented within Other current assets in our Consolidated Balance Sheet. The fair value of our interest rate swaps is presented within Other assets in our Consolidated Balance Sheet. The fair value of our foreign exchange forwards is presented within Accrued liabilities in our Consolidated Balance Sheet. All fair values in the table above are based on Level 2 inputs.
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges:  Crude oil hedging contracts decreased Sales and other operating revenues by $64 million and $115 million in the three and six months ended June 30, 2021, respectively. In the three and six months ended June 30, 2020, crude oil hedging contracts increased Sales and other operating revenues by $228 million and $292 million, respectively. At June 30, 2021, pre-tax deferred losses in Accumulated other comprehensive income (loss) related to outstanding crude oil put option contracts were $112 million, all of which will be reclassified into earnings during the remainder of 2021 as the hedged crude oil sales are recognized in earnings.
Interest rate swaps designated as fair value hedges:  At June 30, 2021 and December 31, 2020, we had interest rate swaps with gross notional amounts totaling $100 million, which were designated as fair value hedges and relate to debt where we have converted interest payments from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In the three and six months ended June 30, 2021, the change in fair value of interest rate swaps was a decrease in the asset of nil and $1 million, respectively, compared with an increase in the asset of $1 million and $6 million in the three and six months ended June 30, 2020, respectively, with a corresponding adjustment in the carrying value of the hedged fixed-rate debt.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income were losses of $1 million and $2 million in the three and six months ended June 30, 2021, respectively, compared with losses of $2 million and $3 million in the three and six months ended June 30, 2020, respectively.  A

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges which amounted to net gains of $1 million and nil in the three and six months ended June 30, 2021, respectively, compared with net gains of $1 million and $3 million in the three and six months ended June 30, 2020, respectively.
Fair Value Measurement:
At June 30, 2021, consolidated long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $8,223 million and a fair value of $9,749 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at June 30, 2021 and December 31, 2020.
13.  Subsequent Events
In July 2021, we repaid $500 million principal amount of our $1 billion term loan, which matures in March 2023. At June 30, 2021, the $500 million which was repaid in July has been classified as Current maturities of long-term debt in our Consolidated Balance Sheet.
In July 2021, Hess Midstream LP announced that its subsidiary, Hess Midstream Operations LP (HESM Opco), agreed to repurchase approximately 31 million HESM Opco Class B units held by Hess Corporation and Global Infrastructure Partners for approximately $750 million. We expect to receive net proceeds of approximately $375 million. After giving effect to this transaction, which is expected to be completed in the third quarter of 2021, we will own an approximate 45% interest in Hess Midstream LP, on a consolidated basis. In August 2021, HESM Opco issued $750 million in aggregate principal amount of senior unsecured notes due 2030 in a private offering to finance the repurchase.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended June 30, 2021 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Denmark. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the Block. The Liza Phase 1 development achieved first production in December 2019, and has a nameplate production capacity of approximately 120,000 gross bopd. The Liza Phase 2 development was sanctioned in the second quarter of 2019 and remains on track to achieve first production by early 2022, with production capacity of approximately 220,000 gross bopd. A third development, Payara, was sanctioned in the third quarter of 2020 and is expected to achieve first production in 2024, with production capacity of approximately 220,000 gross bopd. A fourth development, Yellowtail, has been identified on the Stabroek Block with anticipated startup in 2025, pending government approvals and project sanctioning. The discovered resources to date on the Stabroek Block are expected to underpin up to ten floating production, storage and offloading vessels (FPSOs) with the first six FPSOs expected by 2027.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 46% consolidated ownership interest in Hess Midstream LP at June 30, 2021, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
In July 2021, Hess Midstream LP announced that its subsidiary, HESM Opco, agreed to repurchase approximately 31 million HESM Opco Class B units held by Hess Corporation and Global Infrastructure Partners for approximately $750 million. We expect to receive net proceeds of approximately $375 million. After giving effect to this transaction, which is expected to be completed in the third quarter of 2021, we will own an approximate 45% interest in Hess Midstream LP, on a consolidated basis. In August 2021, HESM Opco issued $750 million in aggregate principal amount of senior unsecured notes due 2030 in a private offering to finance the repurchase.
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
2021 Outlook
In July, we repaid $500 million principal amount of our $1 billion term loan, which matures in March 2023, and announced plans to add a third Bakken drilling rig in September 2021. Our E&P capital and exploratory expenditure guidance for 2021 of approximately $1.9 billion remains unchanged, including the planned increase in Bakken rig count. Oil and gas production in 2021, excluding Libya, is now forecast to be approximately 295,000 barrels of oil equivalent per day (boepd). For the remainder of 2021, we have hedged 120,000 bopd with $55 WTI put options and 30,000 bopd with $60 Brent put options.
In the third quarter of 2021, we expect to receive approximately $375 million from HESM Opco related to its announced repurchase of approximately 31 million Class B units and proceeds from the sale of our interests in Denmark for total consideration of $150 million, with an effective date of January 1, 2021.
Net cash provided by operating activities was $1,376 million in the first six months of 2021, compared with $711 million in the first six months of 2020.  Net cash provided by operating activities before changes in operating assets and liabilities was $1,474 million in the first six months of 2021 and $803 million in the first six months of 2020.  Capital expenditures were $746 million in the first six months of 2021 and $1,173 million in the first six months of 2020. Excluding our Midstream segment, we ended the second

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
quarter of 2021 with $2.42 billion in cash and cash equivalents. In 2021, based on current forward strip crude oil prices, we expect cash flow from operating activities, expected proceeds from the sale of our interests in Denmark and the Class B unit repurchase by HESM Opco, and cash and cash equivalents at June 30, 2021 will be sufficient to fund our capital investment program, the July repayment of $500 million principal amount of our $1 billion term loan maturing in March 2023, and dividends. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.
Second Quarter Results
In the second quarter of 2021, we incurred a net loss of $73 million, compared with a net loss of $320 million in the second quarter of 2020. Excluding items affecting comparability of earnings between periods detailed on pages 25 and 26, adjusted net income was $74 million in the second quarter of 2021.  The improvement in second quarter 2021 adjusted results compared to the prior-year quarter primarily reflects higher realized selling prices.
Exploration and Production Results
In the second quarter of 2021, E&P had a net loss of $25 million, compared with a net loss of $249 million in the second quarter of 2020. Excluding items affecting comparability of earnings between periods, adjusted net income was $122 million in the second quarter of 2021. Total net production, excluding Libya, averaged 307,000 boepd in the second quarter 2021, compared with 334,000 boepd in the second quarter of 2020, or 322,000 boepd pro forma for assets sold. The average realized crude oil selling price, including hedging, was $59.79 per barrel in the second quarter of 2021, compared with $38.46 per barrel in the second quarter of 2020. The average realized NGL selling price in the second quarter of 2021 was $23.12 per barrel, compared with $7.32 per barrel in the prior-year quarter, while the average realized natural gas selling price was $4.05 per thousand cubic feet (mcf) in the second quarter of 2021, compared with $2.41 per mcf in the second quarter of 2020.
The following is an update of our ongoing E&P activities:
•In North Dakota, net production from the Bakken oil shale play averaged 159,000 boepd for the second quarter of 2021 (2020 Q2: 194,000 boepd), primarily due to lower drilling activity caused by a reduction in rig count from six to one last year, and lower NGL and natural gas volumes received under percentage of proceeds contracts due to higher commodity prices. Net oil production was 79,000 bopd in the second quarter of 2021 and 108,000 bopd in the prior year quarter. NGL and natural gas volumes received under percentage of proceeds contracts were 14,000 boepd in the second quarter of 2021 compared with 22,000 boepd in the second quarter of 2020 due to higher realized NGL prices lowering volumes received as consideration for gas processing fees. We added a second rig in February 2021 and drilled 17 wells, completed 9 wells, and brought 9 new wells online during the second quarter. In September 2021, we plan to add a third rig in the field. We forecast net production to average approximately 145,000 boepd for the third quarter of 2021, which reflects the planned third quarter Tioga gas plant turnaround, and in the range of 155,000 boepd to 160,000 boepd for the full year 2021.
On April 30, 2021, we completed the sale of our previously announced Little Knife and Murphy Creek nonstrategic acreage interests in the Bakken for net cash consideration of $297 million, after closing adjustments. The sale included approximately 78,700 net acres, which are located in the southernmost portion of the Corporation's Bakken position and not connected to Hess Midstream LP infrastructure.
•In the Gulf of Mexico, net production for the second quarter of 2021 averaged 52,000 boepd (2020 Q2: 68,000 boepd), primarily due to the sale of our interest in the Shenzi Field in the fourth quarter of 2020. Net production from the Shenzi Field was 12,000 boepd in the second quarter of 2020.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production from the Liza Phase 1 development averaged 26,000 bopd for the second quarter of 2021 (2020 Q2: 22,000 bopd). Startup of Phase 2 of the Liza Field development, which will utilize the Liza Unity FPSO with an expected capacity of 220,000 gross bopd, remains on track for early 2022. The third development, Payara, will utilize the Prosperity FPSO with an expected capacity of 220,000 gross bopd; first oil is expected in 2024. A fourth development, Yellowtail, has been identified on the Stabroek Block with anticipated startup in 2025, pending government approvals and project sanctioning. The Mako-2 appraisal well completed in the second quarter confirmed the quality, thickness and areal extent of the reservoir. When integrated with the previously announced results at Uaru-2, the combined discovered resource at Mako and Uaru is expected to support a fifth FPSO on the Stabroek Block.
The recently announced Whiptail-1 well encountered 246 feet (75 meters) of net pay in high quality oil bearing sandstone reservoirs. Drilling is also ongoing at the Whiptail-2 well, which is located three miles northeast of Whiptail-1 and has encountered 167 feet (51 meters) of net pay in high quality oil bearing sandstone reservoirs. Drilling continues at both wells to test deeper targets, and results will be evaluated for future development. The Whiptail discovery is located approximately four

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
miles southeast of the Uaru-1 discovery that was announced in January 2020 and approximately three miles west of the Yellowtail Field.
In the second quarter, the Longtail-3 well encountered 230 feet of net pay, including newly identified, high quality hydrocarbon bearing reservoirs below the original Longtail-1 discovery intervals. The well is located approximately two miles south of the Longtail-1 well.
The Koebi-1 exploration well was drilled to a depth of 20,700 feet and did not encounter commercial quantities of hydrocarbons. Second quarter results include a charge of $12 million in exploration expenses for well costs incurred.
The Stena DrillMax is continuing drilling operations at Whiptail-1 and the Noble Don Taylor is continuing drilling operations at Whiptail-2. The Stena Carron is performing a drill stem test on the Uaru-1 well. The Noble Tom Madden, the Noble Bob Douglas and the Noble Sam Croft are drilling and completing Phase 2 development wells.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 38,000 boepd for the second quarter of 2021 (2020 Q2: 23,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay Basin, offshore Peninsular Malaysia, averaged 28,000 boepd for the second quarter of 2021 (2020 Q2: 21,000 boepd). Net production was higher at the JDA and North Malay Basin due to higher natural gas nominations resulting from a recovery in economic activity.
•In March, we entered into an agreement to sell our interests in Denmark for total consideration of $150 million, with an effective date of January 1, 2021. Net production from Denmark during the second quarter of 2021 was 4,000 boepd (2020 Q2: 6,000 boepd). The sale is expected to close during the third quarter of 2021.
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$(25)	$(249)	$283	$(2,620)
Midstream	76	51	151	112
Corporate, Interest and Other	(124)	(122)	(255)	(245)
Total	$(73)	$(320)	$179	$(2,753)
Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$(0.24)	$(1.05)	$0.58	$(9.04)
Diluted	$(0.24)	$(1.05)	$0.58	$(9.04)
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$(147)	$—	$(147)	$(2,251)
Midstream	—	—	—	—
Corporate, Interest and Other	—	—	—	—
Total	$(147)	$—	$(147)	$(2,251)
The items in the table above are explained on pages 25 and 26.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$(73)	$(320)	$179	$(2,753)
Less: Total items affecting comparability of earnings between periods, after-tax	(147)	—	(147)	(2,251)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$74	$(320)	$326	$(502)
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Six Months Ended June 30,
	2021	2020

	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$1,376	$711
Changes in operating assets and liabilities	98	92
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$1,474	$803
Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 25 and 26. Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,579	$833	$3,477	$2,187
Other, net	14	(1)	30	7
Total revenues and non-operating income	1,593	832	3,507	2,194
Costs and Expenses
Marketing, including purchased oil and gas	343	97	885	522
Operating costs and expenses	254	203	462	417
Production and severance taxes	44	16	81	58
Midstream tariffs	270	225	532	466
Exploration expenses, including dry holes and lease impairment	48	31	81	220
General and administrative expenses	49	50	98	102
Depreciation, depletion and amortization	344	470	699	991
Impairment and other	147	—	147	2,126
Total costs and expenses	1,499	1,092	2,985	4,902
Results of Operations Before Income Taxes	94	(260)	522	(2,708)
Provision (benefit) for income taxes	119	(11)	239	(88)
Net Income (Loss) Attributable to Hess Corporation	$(25)	$(249)	$283	$(2,620)
Excluding the E&P items affecting comparability of earnings between periods detailed on pages 25 and 26, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Higher realized selling prices in the second quarter and first six months of 2021, increased after-tax results by approximately $400 million and $670 million, respectively, compared to the same periods in 2020.  Average selling prices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota (b)	$56.75	$38.23	$49.35	$42.26
Offshore	59.33	39.10	55.99	44.49
Total United States	57.52	38.57	51.00	43.03
Guyana	65.63	35.28	62.48	38.41
Malaysia and JDA	65.88	15.62	64.69	26.73
Other (c)	64.16	50.29	60.94	53.49
Worldwide	59.79	38.46	54.04	42.98
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota (b)	$61.88	$18.93	$52.91	$32.52
Offshore	64.42	22.78	60.24	34.61
Total United States	62.63	20.48	54.73	33.23
Guyana	68.44	19.23	64.48	26.11
Malaysia and JDA	65.88	15.62	64.69	26.73
Other (c)	68.08	29.16	63.88	41.19
Worldwide	64.27	20.63	57.36	32.90
Natural Gas Liquids – Per Barrel
United States
North Dakota	$23.23	$7.59	$26.65	$8.39
Offshore	21.84	4.71	21.55	7.23
Worldwide	23.12	7.32	26.20	8.27
Natural Gas – Per Mcf
United States
North Dakota	$2.40	$0.94	$4.06	$1.10
Offshore	2.35	1.14	2.66	1.23
Total United States	2.38	1.01	3.56	1.15
Malaysia and JDA	5.22	3.97	5.13	4.39
Other (c)	2.96	3.51	2.82	4.03
Worldwide	4.05	2.41	4.47	2.81
(a)Selling prices in the United States are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the second quarter of 2021 would be $62.45 (Q2 2020: $41.33) per barrel for crude oil (including hedging), $66.93 (Q2 2020: $23.50) per barrel for crude oil (excluding hedging), $23.35 (Q2 2020: $7.49) per barrel for NGLs and $4.17 (Q2 2020: $2.55) per mcf for natural gas. Excluding these fees worldwide selling prices for the first six months of 2021 would be $58.97 (2020: $46.20) per barrel for crude oil (including hedging), $62.29 (2020: $36.12) per barrel for crude oil (excluding hedging), $26.43 (2020: $8.46) per barrel for NGLs and $4.59 (2020: $2.93) per mcf for natural gas.
(b)Excluding the two VLCC cargo sales totaling 4.2 million barrels in the first quarter of 2021, the North Dakota crude oil price for the first six months of 2021 excluding hedging was $57.39 per barrel and $53.08 per barrel including hedging.
(c)Other includes our interests in Denmark and Libya.
Crude oil hedging activities were a net loss of $64 million and $115 million before and after income taxes in the second quarter and first six months of 2021, respectively, and a net gain of $228 million and $292 million before and after income taxes in the second quarter and first six months of 2020, respectively. As of June 30, 2021, we have WTI put options with an average monthly floor price of $55 per barrel for 120,000 bopd, and Brent put options with an average monthly floor price of $60 per barrel for 30,000 bopd for the remainder of the year. We expect noncash put option premium amortization, which will be reflected in realized selling prices, to reduce our third quarter results by approximately $65 million and our full year 2021 results by approximately $245 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	79	108	82	111
Offshore	33	45	34	47
Total United States	112	153	116	158
Guyana	26	22	29	18
Malaysia and JDA	4	3	4	3
Other (a)	24	5	23	8
Total	166	183	172	187
Natural Gas Liquids – Barrels
United States
North Dakota	52	57	50	53
Offshore	5	6	5	6
Total United States	57	63	55	59
Natural Gas – Mcf
United States
North Dakota	167	177	159	170
Offshore	85	101	90	107
Total United States	252	278	249	277
Malaysia and JDA	371	245	366	285
Other (a)	9	5	10	9
Total	632	528	625	571
Barrels of Oil Equivalent (b)	328	334	331	341

Crude oil and natural gas liquids as a share of total production	68%	74%	69%	72%
(a)Other includes our interest in Denmark and Libya. Net production from Libya was 21,000 boepd and 20,000 boepd in the second quarter and first six months of 2021, respectively, compared with nil and 3,000 boepd in the second quarter and first six months of 2020, respectively. Net production from Denmark was 4,000 boepd and 5,000 boepd in the second quarter and first six months of 2021, respectively, compared with 6,000 boepd and 7,000 boepd in the second quarter and first six months of 2020, respectively.
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
We forecast net production, excluding Libya, to be approximately 265,000 boepd for the third quarter, which reflects the planned third quarter Tioga gas plant turnaround, and approximately 295,000 boepd for the full year 2021.
United States:  North Dakota net production was lower in the second quarter and first six months of 2021, compared to the corresponding periods in 2020, primarily due to reduced drilling activity and lower NGL and natural gas volumes received under percentage of proceeds contracts due to higher commodity prices.  Total offshore net production was lower in the second quarter and first six months of 2021, compared to the corresponding periods in 2020, primarily due to the sale of our working interest in the Shenzi Field in the deepwater Gulf of Mexico in the fourth quarter of 2020. Net production from the Shenzi Field was 12,000 boepd for both the second quarter and first six months of 2020.
International:  Net oil production in Guyana was higher in the second quarter and first six months of 2021, compared to the corresponding periods in 2020, due to the production ramp up from the Liza Phase 1 development. Net oil production in Libya was higher in the second and first six months of 2021, compared to the corresponding periods in 2020, due to the lifting of force majeure, declared in the first quarter of 2020, in October 2020. Net natural gas production was higher at Malaysia and JDA reflecting higher natural gas nominations due to a recovery in economic activity.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Crude oil – barrels (a)	14,293	12,764	34,688	28,816
Natural gas liquids – barrels	5,142	5,690	9,944	10,787
Natural gas – mcf	57,557	48,081	113,070	103,701
Barrels of Oil Equivalent (b)	29,028	26,468	63,477	56,887
Crude oil – barrels per day	157	140	192	158
Natural gas liquids – barrels per day	57	63	55	59
Natural gas – mcf per day	632	528	625	571
Barrels of Oil Equivalent Per Day (b)	319	291	351	312
(a)Sales volumes for the first six months of 2021 include 4.2 million barrels that were stored on VLCCs at December 31, 2020. During the second quarter of 2020, 3.7 million barrels of crude oil were stored on VLCCs.
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. marketing activities.  Marketing expense was higher in the second quarter and first six months of 2021, compared with the corresponding periods in 2020, primarily due to higher benchmark crude oil prices and the impact of VLCC activity. Second quarter 2020 marketing expense was reduced by $113 million for costs capitalized to crude oil inventory related to 3.7 million barrels produced and stored on VLCCs. First quarter 2021 marketing expense included $173 million related to the cost of 4.2 million barrels of crude oil stored on two VLCCs in 2020 that were sold in the first quarter.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in the second quarter and first six months of 2021, compared with the corresponding periods in 2020, primarily due to higher maintenance and workover activity and higher production and severance taxes associated with higher crude oil prices. On a per-unit basis, cash operating costs were higher in the second quarter and first six months of 2021, compared with the corresponding periods in 2020 on the higher costs and the impact of lower 2021 production volumes.
Midstream Tariffs Expense:  Tariffs expense increased in the second quarter and first six months of 2021, compared with the corresponding periods in 2020, primarily due to higher minimum volume commitments and tariff rates.  We estimate Midstream tariffs expense to be in the range of $265 million to $275 million in the third quarter of 2021 and in the range of $1,080 million to $1,100 million for the full year 2021.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense was lower in the second quarter of 2021, compared with the corresponding period in 2020, primarily due to lower production volumes and the impact to DD&A rates resulting from year-end 2020 revisions and additions to proved reserves. DD&A expense was lower in the first six months of 2021, compared with the corresponding period in 2020, due to the impact of first quarter 2020 impairment charges, lower production volumes and the impact to DD&A rates resulting from year-end 2020 revisions and additions to proved reserves.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Unit Costs:  Unit cost per boe information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range (a)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended September 30,	Twelve Months Ended December 31,
	2021	2020	2021	2020	2021	2021
Cash operating costs (b)	$11.63	$8.81	$10.72	$9.26	$13.00 — $14.00	$11.00 — $12.00
DD&A (c)	11.55	15.45	11.69	15.95	12.00 — 13.00	12.00 — 13.00
Total Production Unit Costs	$23.18	$24.26	$22.41	$25.21	$25.00 — $27.00	$23.00 — $25.00
(a)Forecast information excludes any contribution from Libya.
(b)Cash operating costs per boe, excluding Libya, were $12.16 and $11.18 in the three and six months ended June 30, 2021, respectively, compared with $8.64 and $9.13 in the same periods of 2020, respectively.
(c)DD&A per boe, excluding Libya, was $12.13 and $12.25 in the three and six months ended June 30, 2021, respectively, compared with $15.45 and $16.05 in the same periods of 2020, respectively.
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Exploratory dry hole costs (a)	$9	$—	$9	$135
Exploration lease and other impairment (b)	6	6	10	38
Geological and geophysical expense and exploration overhead	33	25	62	47
Total Exploration Expense	$48	$31	$81	$220
(a)First six months of 2021 primarily relates to the Koebi-1 exploration well, offshore Guyana. First six months of 2020 primarily relates to previously capitalized exploratory wells (see Items Affecting Comparability of Earnings Between Periods below) and the Oldfield-1 exploration well in the Gulf of Mexico.
(b)First six months of 2020 includes impaired leasehold costs due to a reprioritization of the Corporation’s forward capital program.
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $40 million to $45 million in the third quarter of 2021 and in the range of $160 million to $170 million for the full year 2021.
Income Taxes:  The increase in income tax expense in the second quarter and first six months of 2021, compared to the corresponding periods in 2020, is primarily due to higher pre-tax income in Libya and Guyana.  E&P income tax expense in the second quarter of 2021 was $119 million (Q2 2020: $11 million income tax benefit) and includes $96 million of income tax expense (Q2 2020: $8 million income tax benefit) from Libyan operations, and for the first six months of 2021, E&P income tax expense was $239 million (2020: $88 million income tax benefit) and includes $176 million of income tax expense (2020: $14 million income tax benefit) from Libyan operations. An income tax benefit of $80 million was recognized in the first quarter of 2020 attributable to items affecting comparability of earnings between periods. Excluding items affecting comparability between periods and Libyan operations, E&P income tax expense is expected to be in the range of $35 million to $40 million for the third quarter of 2021 and $125 million to $135 million for the full year 2021.
Items Affecting Comparability of Earnings Between Periods:
The following table summarizes, on an after-tax basis, income (expense) items affecting comparability of E&P earnings between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Impairment and other	$(147)	$—	$(147)	$(2,049)
Dry hole, lease impairment and other exploration expenses	—	—	—	(150)
Crude oil inventories write-down	—	—	—	(52)
	$(147)	$—	$(147)	$(2,251)

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
The following table summarizes, on a pre-tax basis, income (expense) items affecting comparability of E&P earnings between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Impairment and other	$(147)	$—	$(147)	$(2,126)
Dry hole, lease impairment and other exploration expenses	—	—	—	(152)
Crude oil inventories write-down	—	—	—	(53)
	$(147)	$—	$(147)	$(2,331)
Impairment and other: In the second quarter of 2021, we recorded a charge of $147 million ($147 million after income taxes) for the total estimated future abandonment obligations of the West Delta Field in the Gulf of Mexico. In June 2021, the U.S. Bankruptcy Court approved Fieldwood’s bankruptcy plan which includes discharging decommissioning obligations, subject to conditions precedent, for certain of Fieldwood’s assets. Those obligations will transfer to former owners of the properties, including us with respect to the West Delta Field, which we sold in 2004. Potential recoveries from other parties that previously owned an interest in the West Delta Field have not been recognized as of June 30, 2021. See Note 10, Guarantees and Contingencies in the Notes to Consolidated Financial Statements.
In the first quarter of 2020, we recorded noncash impairment charges totaling $2.1 billion ($2.0 billion after income taxes) related to our oil and gas properties at North Malay Basin in Malaysia, the South Arne Field in Denmark, and the Stampede Field and the Tubular Bells Field in the Gulf of Mexico, primarily as a result of a lower long-term crude oil price outlook. Other charges totaling $21 million pre-tax ($20 million after income taxes) related to drilling rig right-of-use assets in the Bakken and surplus materials and supplies. See Note 7, Impairment and Other in the Notes to Consolidated Financial Statements.
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
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$294	$270	$583	$561
Other, net	3	1	6	3
Total revenues and non-operating income	297	271	589	564
Costs and Expenses
Operating costs and expenses	64	95	124	187
General and administrative expenses	4	4	11	12
Interest expense	23	23	46	48
Depreciation, depletion and amortization	41	39	81	77
Total costs and expenses	132	161	262	324
Results of Operations Before Income Taxes	165	110	327	240
Provision (benefit) for income taxes	3	2	6	4
Net Income (Loss)	162	108	321	236
Less: Net income (loss) attributable to noncontrolling interests	86	57	170	124
Net Income (Loss) Attributable to Hess Corporation	$76	$51	$151	$112

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales and other operating revenues for the second quarter and first six months of 2021 increased, compared to the corresponding periods in 2020, primarily due to higher minimum volume commitments and tariff rates partially offset by lower pass-through rail transportation revenue.  Operating costs and expenses for the second quarter and first six months of 2021 decreased, compared to the corresponding periods in 2020, primarily due to lower pass-through transportation costs.
Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $50 million to $60 million in the third quarter of 2021 and in the range of $275 million to $285 million for the full year 2021.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Corporate and other expenses	$29	$26	$66	$65
Interest expense	95	96	189	184
Corporate, Interest and Other expenses before income taxes	124	122	255	249
Provision (benefit) for income taxes	—	—	—	(4)
Total Corporate, Interest and Other Expenses After Income Taxes	$124	$122	$255	$245
Corporate and other expenses were comparable in the second quarter and first six months of 2021, compared to the corresponding periods in 2020.  Interest expense in the first six months of 2021 was higher than the corresponding period in 2020 due to interest incurred on the $1 billion three year term loan entered into in March 2020.
Third quarter 2021 corporate expenses are expected to be in the range of $30 million to $35 million, and interest expense is expected to be in the range of $95 million to $100 million. We estimate corporate expenses for full year 2021 to be in the range of $130 million to $140 million, and interest expense to be approximately $380 million.
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
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	June 30, 2021	December 31, 2020

	(In millions, except ratio)
Cash and cash equivalents (a)	$2,430	$1,739
Current maturities of long-term debt (b)	511	10
Total debt (c)	8,223	8,296
Total equity	6,532	6,335
Debt to capitalization ratio (d)	47.2%	47.5%
(a)Includes $6 million of cash attributable to our Midstream segment at June 30, 2021 (December 31, 2020: $4 million) of which, $4 million is held by Hess Midstream LP at June 30, 2021 (December 31, 2020: $3 million).
(b)Includes $500 million principal amount of our $1 billion term loan maturing in March 2023 that was repaid in July 2021.
(c)At June 30, 2021, includes $1,832 million of debt outstanding from our Midstream segment (December 31, 2020: $1,910 million) that is non-recourse to Hess Corporation.
(d)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation's term loan and revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2021	2020

	(In millions)
Net cash provided by (used in):
Operating activities	$1,376	$711
Investing activities	(445)	(1,388)
Financing activities	(240)	778
Net Increase (Decrease) in Cash and Cash Equivalents	$691	$101
Operating activities:  Net cash provided by operating activities was $1,376 million in the first six months of 2021, compared to $711 million in the first six months of 2020. The increase in 2021 operating cash flows primarily reflects higher realized selling prices and the sale of 4.2 million barrels of Bakken crude oil stored on two VLCCs in the first quarter of 2021. Changes in operating assets and liabilities reduced net cash provided by operating activities by $98 million in the first six months of 2021 and $92 million in the first six months of 2020.
Investing activities:  Additions to property, plant and equipment of $740 million in the first six months of 2021 were down $657 million compared with the corresponding period in 2020.  The decrease primarily reflects reduced drilling activity. Proceeds from asset sales received in the second quarter of 2021 of $297 million related to the sale of our Little Knife and Murphy Creek nonstrategic acreage interests in the Bakken.
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Six Months Ended June 30,
	2021	2020

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(676)	$(1,037)
Increase (decrease) in related liabilities	(11)	(213)
Additions to property, plant and equipment - E&P	$(687)	$(1,250)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(70)	$(136)
Increase (decrease) in related liabilities	17	(11)
Additions to property, plant and equipment - Midstream	$(53)	$(147)
Financing activities: Midstream reduced borrowings under its revolving credit facilities by $75 million in the first six months of 2021 and increased borrowings by $72 million in the first six months of 2020. In March of 2020, the Corporation borrowed $1 billion under a new three year term loan that matures in March 2023. We paid common stock dividends totaling $157 million in both the first six months of 2021 and 2020. Net cash distributed to noncontrolling interests was $137 million in the first six months of 2021 and $128 million in the first six months of 2020. Proceeds received from stock options exercised by employees was $75 million in the first six months of 2021 and $15 million in the first six months of 2020. In the first quarter of 2021, we received net proceeds of $70 million from the public offering of 3,450,000 Hess-owned Class A shares in Hess Midstream LP.
Future Capital Requirements and Resources
At June 30, 2021, we had $2.42 billion in cash and cash equivalents, excluding Midstream, and total liquidity of approximately $6.1 billion.  On April 13, 2021, we amended the Corporation's fully undrawn $3.5 billion revolving credit facility by extending the facility's expiration date for one year to May 2024. Oil and gas production in 2021, excluding Libya, is forecast to be approximately 295,000 boepd. For the remainder of 2021, we have hedged 120,000 bopd with $55 WTI put options and 30,000 bopd with $60 Brent put options.
In the third quarter of 2021, we expect to receive approximately $375 million from HESM Opco related to its announced repurchase of approximately 31 million Class B units and proceeds from the sale of our interests in Denmark for total consideration of $150 million, with an effective date of January 1, 2021.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Net cash provided by operating activities was $1,376 million in the first six months of 2021, compared with $711 million in the first six months of 2020.  Net cash provided by operating activities before changes in operating assets and liabilities was $1,474 million in the first six months of 2021 and $803 million in the first six months of 2020.  Capital expenditures were $746 million in the first six months of 2021 and $1,173 million in the first six months of 2020.  In 2021, based on current forward strip crude oil prices, we expect cash flow from operating activities, expected proceeds from the sale of our interests in Denmark and the Class B unit repurchase by HESM Opco, and cash and cash equivalents at June 30, 2021 will be sufficient to fund our capital investment program, the July repayment of $500 million principal amount of our $1 billion term loan maturing in March 2023, and dividends. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at June 30, 2021:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	May, 2024	$3,500	$—	$—	$—	$3,500
Committed lines	Various (a)	175	—	29	29	146
Uncommitted lines	Various (a)	228	—	228	228	—
Total - Hess Corporation		$3,903	$—	$257	$257	$3,646
Midstream
Revolving credit facility (b)	December, 2024	$1,000	$109	$—	$109	$891
Total - Midstream		$1,000	$109	$—	$109	$891
(a)Committed and uncommitted lines have expiration dates through 2021.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
On April 13, 2021, we amended the Corporation's fully undrawn $3.5 billion revolving credit facility that had an expiration date in May 2023, by extending the facility for one year to May 2024 and incorporating customary provisions for the eventual replacement of LIBOR, among other changes as set forth in the amended credit agreement. This facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.40% above LIBOR, though the interest rate is subject to adjustment if the Corporation’s credit rating changes. At June 30, 2021, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility.
In March 2020, we entered into a $1 billion three year term loan agreement with a maturity date of March 16, 2023. Borrowings under the term loan generally bear interest at LIBOR plus an applicable margin of 2.25% until the term loan's first anniversary. The applicable margin varies based on the credit rating of the Corporation’s senior unsecured long-term debt and will increase by 0.25% on each anniversary of the term loan. In July 2021, we repaid $500 million principal amount of the term loan.
The revolving credit facility, including as amended, and term loan are subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility and the term loan agreement). The indentures for the Corporation's fixed-rate public notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. At June 30, 2021, Hess Corporation was in compliance with these financial covenants.
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Midstream:
At June 30, 2021, Hess Midstream Operations LP (formerly Hess Midstream Partners LP, or HESM Opco), a consolidated subsidiary of Hess Midstream LP, had $1.4 billion of senior secured syndicated credit facilities maturing December 16, 2024, consisting of a $1.0 billion 5-year revolving credit facility and a fully drawn $400 million 5-year term loan A facility. The revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes. Borrowings under the five year term loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the five year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at June 30, 2021. The credit facilities are secured by first-priority perfected liens on substantially all the presently owned and after-acquired assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At June 30, 2021, borrowings of $109 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $395 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan A facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 12, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $91 million at June 30, 2021 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  A 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of less than $5 million, respectively, at June 30, 2021.
At June 30, 2021, consolidated long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,223 million and a fair value of $9,749 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $370 million or $375 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
At June 30, 2021, we have outstanding WTI and Brent crude oil put option contracts.  As of June 30, 2021, an assumed 10% increase in the forward WTI and Brent crude oil prices would reduce the fair value of these derivative instruments by approximately $10 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $15 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; estimates of our crude oil and natural gas reserves and levels of production; benchmark prices of crude oil, NGL and natural gas and our associated realized price differentials; our projected budget and capital and exploratory expenditures; expected timing and completion of our development projects, proposed asset sale and the Midstream Class B unit repurchase; and future economic and market conditions in the oil and gas industry.
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
•the ability to satisfy the closing conditions of the proposed asset sale and the Midstream Class B unit repurchase;
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
•liability resulting from litigation, including exposure to decommissioning liabilities for divested assets in the event the current or future owners are unable to perform, and heightened risks associated with being a general partner of Hess Midstream LP; and
•other factors described in the section entitled “Risk Factors” in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as any additional risks described in our other filings with the SEC.
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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2021.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

10(1)*	Amendment No. 1 to the Hess Corporation 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 8-K of the Registrant, filed on June 3, 2021.
10(2)*	Change in Control Termination Benefits Agreement, dated as of August 3, 2015, between the Registrant and Barbara Lowery-Yilmaz.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.
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

Date: August 5, 2021