Form 10-Q
period 2021-09-30
HESS CORP
filed 2021-11-04
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At September 30, 2021, there were 309,726,894 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2021	December 31, 2020

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,419	$1,739
Accounts receivable:
From contracts with customers	930	710
Joint venture and other	164	150
Inventories	262	378
Other current assets	117	104
Total current assets	3,892	3,081
Property, plant and equipment:
Total — at cost	30,560	30,519
Less: Reserves for depreciation, depletion, amortization and lease impairment	16,606	16,404
Property, plant and equipment — net	13,954	14,115
Operating lease right-of-use assets — net	364	426
Finance lease right-of-use assets — net	150	168
Goodwill	360	360
Deferred income taxes	26	59
Other assets	744	612
Total Assets	$19,490	$18,821
Liabilities
Current Liabilities:
Accounts payable	$210	$200
Accrued liabilities	1,578	1,251
Taxes payable	359	81
Current portion of long-term debt	514	10
Current portion of operating and finance lease obligations	88	81
Total current liabilities	2,749	1,623
Long-term debt	7,993	8,286
Long-term operating lease obligations	410	478
Long-term finance lease obligations	205	220
Deferred income taxes	346	342
Asset retirement obligations	838	894
Other liabilities and deferred credits	693	643
Total Liabilities	13,234	12,486
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued — 309,726,894 shares (2020: 306,980,092)	310	307
Capital in excess of par value	5,903	5,684
Retained earnings	192	130
Accumulated other comprehensive income (loss)	(796)	(755)
Total Hess Corporation stockholders’ equity	5,609	5,366
Noncontrolling interests	647	969
Total Equity	6,256	6,335
Total Liabilities and Equity	$19,490	$18,821
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,759	$1,159	$5,236	$3,346
Gains (losses) on asset sales, net	29	—	29	8
Other, net	23	17	63	33
Total revenues and non-operating income	1,811	1,176	5,328	3,387
Costs and Expenses
Marketing, including purchased oil and gas	522	221	1,362	655
Operating costs and expenses	333	308	913	905
Production and severance taxes	42	34	123	92
Exploration expenses, including dry holes and lease impairment	36	71	117	291
General and administrative expenses	76	84	254	275
Interest expense	125	118	360	350
Depreciation, depletion and amortization	349	518	1,130	1,588
Impairment and other	—	—	147	2,126
Total costs and expenses	1,483	1,354	4,406	6,282
Income (Loss) Before Income Taxes	328	(178)	922	(2,895)
Provision (benefit) for income taxes	143	5	388	(83)
Net Income (Loss)	185	(183)	534	(2,812)
Less: Net income (loss) attributable to noncontrolling interests	70	60	240	184
Net Income (Loss) Attributable to Hess Corporation	$115	$(243)	$294	$(2,996)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$0.37	$(0.80)	$0.96	$(9.83)
Diluted	$0.37	$(0.80)	$0.95	$(9.83)
Weighted Average Number of Common Shares Outstanding:
Basic	308.1	305.0	307.1	304.7
Diluted	309.9	305.0	309.1	304.7
Common Stock Dividends Per Share	$0.25	$0.25	$0.75	$0.75
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Net Income (Loss)	$185	$(183)	$534	$(2,812)
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	64	(143)	179	(435)
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	64	(143)	179	(435)
Change in fair value of cash flow hedges	(40)	(44)	(271)	732
Income taxes on change in fair value of cash flow hedges	—	—	—	—
Net change in fair value of cash flow hedges	(40)	(44)	(271)	732
Change in derivatives designated as cash flow hedges, after taxes	24	(187)	(92)	297
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	—	3	4
Income taxes on actuarial changes in plan liabilities	—	—	—	—
(Increase) reduction in unrecognized actuarial losses, net	—	—	3	4
Amortization of net actuarial losses	16	11	48	35
Income taxes on amortization of net actuarial losses	—	—	—	—
Net effect of amortization of net actuarial losses	16	11	48	35
Change in pension and other postretirement plans, after taxes	16	11	51	39
Other Comprehensive Income (Loss)	40	(176)	(41)	336
Comprehensive Income (Loss)	225	(359)	493	(2,476)
Less: Comprehensive income (loss) attributable to noncontrolling interests	70	60	240	184
Comprehensive Income (Loss) Attributable to Hess Corporation	$155	$(419)	$253	$(2,660)
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$534	$(2,812)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) losses on asset sales, net	(29)	(8)
Depreciation, depletion and amortization	1,130	1,588
Impairment and other	147	2,126
Exploratory dry hole costs	11	166
Exploration lease and other impairment	15	48
Pension settlement loss	5	—
Stock compensation expense	61	63
Noncash (gains) losses on commodity derivatives, net	152	187
Provision (benefit) for deferred income taxes and other tax accruals	79	(87)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(533)	539
(Increase) decrease in inventories	97	(161)
Increase (decrease) in accounts payable and accrued liabilities	169	(681)
Increase (decrease) in taxes payable	278	(52)
Changes in other operating assets and liabilities	(125)	(69)
Net cash provided by (used in) operating activities	1,991	847
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,118)	(1,577)
Additions to property, plant and equipment - Midstream	(120)	(246)
Proceeds from asset sales, net of cash sold	427	11
Other, net	(4)	(2)
Net cash provided by (used in) investing activities	(815)	(1,814)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	(32)	146
Debt with maturities of greater than 90 days:
Borrowings	750	1,000
Repayments	(508)	—
Proceeds from sale of Class A shares of Hess Midstream LP	70	—
Payments on finance lease obligations	(7)	(6)
Cash dividends paid	(234)	(233)
Employee stock options exercised	75	15
Noncontrolling interests, net	(589)	(194)
Other, net	(21)	(21)
Net cash provided by (used in) financing activities	(496)	707
Net Increase (Decrease) in Cash and Cash Equivalents	680	(260)
Cash and Cash Equivalents at Beginning of Year	1,739	1,545
Cash and Cash Equivalents at End of Period	$2,419	$1,285
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended September 30, 2021
Balance at July 1, 2021	$310	$5,859	$155	$(836)	$5,488	$1,044	$6,532
Net income (loss)	—	—	115	—	115	70	185
Other comprehensive income (loss)	—	—	—	40	40	—	40
Share-based compensation	—	16	—	—	16	—	16
Dividends on common stock	—	—	(78)	—	(78)	—	(78)
Repurchase of Class B units of Hess Midstream Operations LP	—	28	—	—	28	(390)	(362)
Noncontrolling interests, net	—	—	—	—	—	(77)	(77)
Balance at September 30, 2021	$310	$5,903	$192	$(796)	$5,609	$647	$6,256
For the Three Months Ended September 30, 2020
Balance at July 1, 2020	$307	$5,650	$625	$(187)	6,395	$971	$7,366
Net income (loss)	—	—	(243)	—	(243)	60	(183)
Other comprehensive income (loss)	—	—	—	(176)	(176)	—	(176)
Share-based compensation	—	18	—	—	18	—	18
Dividends on common stock	—	—	(78)	—	(78)	—	(78)
Noncontrolling interests, net	—	—	—	—	—	(65)	(65)
Balance at September 30, 2020	$307	$5,668	$304	$(363)	$5,916	$966	$6,882
For the Nine Months Ended September 30, 2021
Balance at January 1, 2021	$307	$5,684	$130	$(755)	5,366	$969	$6,335
Net income (loss)	—	—	294	—	294	240	534
Other comprehensive income (loss)	—	—	—	(41)	(41)	—	(41)
Share-based compensation	3	135	—	—	138	—	138
Dividends on common stock	—	—	(232)	—	(232)	—	(232)
Sale of Class A shares of Hess Midstream LP	—	56	—	—	56	41	97
Repurchase of Class B units of Hess Midstream Operations LP	—	28	—	—	28	(390)	(362)
Noncontrolling interests, net	—	—	—	—	—	(213)	(213)
Balance at September 30, 2021	$310	$5,903	$192	$(796)	$5,609	$647	$6,256
For the Nine Months Ended September 30, 2020
Balance at January 1, 2020	$305	$5,591	$3,535	$(699)	8,732	$974	$9,706
Net income (loss)	—	—	(2,996)	—	(2,996)	184	(2,812)
Other comprehensive income (loss)	—	—	—	336	336	—	336
Share-based compensation	2	77	(5)	—	74	—	74
Dividends on common stock	—	—	(230)	—	(230)	—	(230)
Noncontrolling interests, net	—	—	—	—	—	(192)	(192)
Balance at September 30, 2020	$307	$5,668	$304	$(363)	$5,916	$966	$6,882
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2021 and December 31, 2020, the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and consolidated cash flows for the nine months ended September 30, 2021 and 2020.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
 2.  Inventories
Inventories consisted of the following:

	September 30, 2021	December 31, 2020

	(In millions)
Crude oil and natural gas liquids	$76	$226
Materials and supplies	186	152
Total Inventories	$262	$378
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
3.  Property, Plant and Equipment
Dispositions:
In August 2021, we completed the sale of our interests in Denmark for net cash consideration of approximately $130 million, after closing adjustments, and recognized a pre-tax gain of $29 million ($29 million after income taxes).
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
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the nine months ended September 30, 2021 (in millions):

Balance at January 1, 2021	$459
Additions to capitalized exploratory well costs pending the determination of proved reserves	162
Balance at September 30, 2021	$621
Capitalized exploratory well costs capitalized for greater than one year following completion of drilling were $451 million at September 30, 2021 and primarily related to:
Guyana: Approximately 90% of the capitalized well costs in excess of one year relate to successful exploration wells where hydrocarbons were encountered on the Stabroek Block (Hess 30%), offshore Guyana.  The operator plans further appraisal drilling and is conducting pre-development planning for additional phases of development beyond the three previously sanctioned development projects on the Block.

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
4.  Hess Midstream LP
In March 2021, the Corporation received net proceeds of $70 million from the public offering of 3.45 million Hess-owned Class A shares of Hess Midstream LP. The transaction resulted in an increase in Capital in Excess of Par of $56 million and Noncontrolling Interests of $41 million including $14 million from the change in ownership and $27 million from the recognition of a deferred tax asset due to an increase in tax basis of Hess Midstream LP's investment in Hess Midstream Operations LP (HESM Opco).
In August 2021, HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased 31.25 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of General Infrastructure Partners (GIP) for $750 million. HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due 2030 in a private offering to finance the repurchase. The transaction resulted in an increase in Capital in Excess of Par and a decrease in Noncontrolling Interests of $28 million, and an increase in deferred tax assets and Noncontrolling Interests of $15 million due to a decrease in the book basis of Hess Midstream LP's investment in HESM Opco. The $375 million paid to GIP reduced Noncontrolling Interests. The Corporation owned an approximate 45% interest in Hess Midstream LP, on a consolidated basis, at September 30, 2021. See Note 14, Subsequent Events.
At September 30, 2021 Hess Midstream LP, a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $2,753 million (December 31, 2020: $2,026 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream LP assets available to settle the obligations of Hess Midstream LP include cash and cash equivalents totaling $3 million (December 31, 2020: $3 million), property, plant and equipment with a carrying value of $3,118 million (December 31, 2020: $3,111 million) and an equity-method investment in the Little Missouri 4 gas processing plant of $102 million (December 31, 2020: $108 million).
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	September 30, 2021	December 31, 2020

	(In millions)
Accrued operating and marketing expenditures	$511	$325
Accrued capital expenditures	381	345
Accrued payments to royalty and working interest owners	232	170
Current portion of asset retirement obligations	193	105
Accrued interest on debt	101	126
Accrued compensation and benefits	97	117
Other accruals	63	63
Total Accrued Liabilities	$1,578	$1,251
6.  Debt
In July 2021, we repaid $500 million principal amount of Hess Corporation's $1 billion term loan, which matures in March 2023. The remaining $500 million has been classified as Current portion of long-term debt in our Consolidated Balance Sheet at September 30, 2021 due to management's intent to repay the remaining $500 million within the next twelve months.
In August 2021, HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due 2030 in a private offering to finance the repurchase of 31.25 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of GIP.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows:

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia & JDA	Other (a)	E&P Total

	(In millions)
Three Months Ended September 30, 2021
Sales of our net production volumes:
Crude oil revenue	$654	$214	$2	$104	$974	$—	$—	$974
Natural gas liquids revenue	143	—	—	—	143	—	—	143
Natural gas revenue	77	—	143	2	222	—	—	222
Sales of purchased oil and gas	457	4	—	23	484	—	—	484
Intercompany revenue	—	—	—	—	—	304	(304)	—
Total revenues from contracts with customers	1,331	218	145	129	1,823	304	(304)	1,823
Other operating revenues (b)	(51)	(9)	—	(4)	(64)	—	—	(64)
Total sales and other operating revenues	$1,280	$209	$145	$125	$1,759	$304	$(304)	$1,759
Three Months Ended September 30, 2020
Sales of our net production volumes:
Crude oil revenue	$471	$80	$13	$11	$575	$—	$—	$575
Natural gas liquids revenue	68	—	—	—	68	—	—	68
Natural gas revenue	34	—	116	1	151	—	—	151
Sales of purchased oil and gas	220	1	—	—	221	—	—	221
Intercompany revenue	—	—	—	—	—	264	(264)	—
Total revenues from contracts with customers	793	81	129	12	1,015	264	(264)	1,015
Other operating revenues (b)	125	18	—	1	144	—	—	144
Total sales and other operating revenues	$918	$99	$129	$13	$1,159	$264	$(264)	$1,159
Nine Months Ended September 30, 2021
Sales of our net production volumes:
Crude oil revenue	$2,200	$529	$51	$355	$3,135	$—	$—	$3,135
Natural gas liquids revenue	406	—	—	—	406	—	—	406
Natural gas revenue	251	—	484	6	741	—	—	741
Sales of purchased oil and gas	1,054	12	—	68	1,134	—	—	1,134
Intercompany revenue	—	—	—	—	—	887	(887)	—
Total revenues from contracts with customers	3,911	541	535	429	5,416	887	(887)	5,416
Other operating revenues (b)	(145)	(19)	—	(16)	(180)	—	—	(180)
Total sales and other operating revenues	$3,766	$522	$535	$413	$5,236	$887	$(887)	$5,236
Nine Months Ended September 30, 2020
Sales of our net production volumes:
Crude oil revenue	$1,390	$149	$16	$61	$1,616	$—	$—	$1,616
Natural gas liquids revenue	159	—	—	—	159	—	—	159
Natural gas revenue	104	—	344	7	455	—	—	455
Sales of purchased oil and gas	679	2	—	—	681	—	—	681
Intercompany revenue	—	—	—	—	—	825	(825)	—
Total revenues from contracts with customers	2,332	151	360	68	2,911	825	(825)	2,911
Other operating revenues (b)	368	51	1	15	435	—	—	435
Total sales and other operating revenues	$2,700	$202	$361	$83	$3,346	$825	$(825)	$3,346
(a)Other includes our interests in Denmark and Libya.
(b)Includes gains (losses) on commodity derivatives.
There have been no significant changes to contracts with customers or composition thereof during the nine months ended September 30, 2021.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.  Impairment and Other
In June 2021, the U.S. Bankruptcy Court approved the bankruptcy plan for Fieldwood Energy LLC (Fieldwood) which includes transferring abandonment obligations of Fieldwood to predecessors in title of certain of its assets, who are jointly and severally liable for the obligations. The results for the nine months ended September 30, 2021 include a charge of $147 million ($147 million after income taxes) in connection with total estimated abandonment obligations in the West Delta 79/86 Field (West Delta Field), which we sold to a Fieldwood predecessor in 2004. See Note 11, Guarantees and Contingencies.
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
9. Retirement Plans
Components of net periodic pension cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Service cost	$13	$14	$40	$42
Interest cost (a)	14	19	42	56
Expected return on plan assets (a)	(49)	(45)	(148)	(135)
Amortization of unrecognized net actuarial losses (a)	15	11	43	35
Settlement loss (a)	1	—	5	—
Pension (income) expense (a)	$(6)	$(1)	$(18)	$(2)
(a)  Net non-service pension cost included in Other, net in the Statement of Consolidated Income for the three and nine months ended September 30, 2021 was income of $19 million and $58 million, respectively, compared with income of $15 million and $44 million for the three and nine months ended September 30, 2020, respectively.
In 2021, we expect to contribute approximately $10 million to our funded pension plans.
10.  Weighted Average Common Shares
The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Net income (loss) attributable to Hess Corporation:
Net income (loss)	$185	$(183)	$534	$(2,812)
Less: Net income (loss) attributable to noncontrolling interests	70	60	240	184
Net income (loss) attributable to Hess Corporation	$115	$(243)	$294	$(2,996)
Weighted average number of common shares outstanding:
Basic	308.1	305.0	307.1	304.7
Effect of dilutive securities
Restricted common stock	0.6	—	0.6	—
Stock options	0.3	—	0.5	—
Performance share units	0.9	—	0.9	—
Diluted	309.9	305.0	309.1	304.7

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted common stock	47,215	2,080,613	78,889	2,089,778
Stock options	705,557	4,424,867	790,155	4,301,311
Performance share units	—	1,083,543	26,405	1,124,022
During the nine months ended September 30, 2021, we granted 779,167 shares of restricted stock (2020: 1,120,836), 205,155 performance share units (2020: 307,999) and 319,295 stock options (2020: 686,639).
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
In August 2020, Fieldwood and related entities filed for bankruptcy relief under Chapter 11 of the U.S. Bankruptcy Code. Fieldwood’s Bankruptcy Plan, which was approved by the U.S. Bankruptcy Court in June 2021, includes the abandonment of certain assets, including seven offshore Gulf of Mexico leases and related facilities in the West Delta Field that were formerly owned by us and sold to a Fieldwood predecessor in 2004, and the discharge of Fieldwood’s obligation to decommission these facilities. As a result, in October 2021 we received decommissioning orders from the Bureau of Safety and Environmental Enforcement (BSEE) requiring us to decommission certain wells and related facilities located on two of the seven West Delta leases. We expect to receive additional decommissioning orders on the other West Delta leases in the near future and are actively engaged with the BSEE to agree on the scope and timing of decommissioning activities. Our decommissioning obligation derives from our former ownership of the facilities. We intend to seek contribution from other parties that owned an interest in the facilities. As of September 30, 2021, we have a loss contingency accrual of $147 million ($147 million after income taxes) representing total estimated abandonment obligations in the West Delta Field. Potential recoveries from other parties that previously owned an interest in the West Delta Field have not been recognized as of September 30, 2021.
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
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended September 30, 2021
Sales and Other Operating Revenues - Third parties	$1,759	$—	$—	$—	$1,759
Intersegment Revenues	—	304	—	(304)	—
Sales and Other Operating Revenues	$1,759	$304	$—	$(304)	$1,759

Net Income (Loss) attributable to Hess Corporation	$178	$61	$(124)	$—	$115
Depreciation, Depletion and Amortization	308	41	—	—	349
Provision (Benefit) for Income Taxes	140	3	—	—	143
Capital Expenditures	469	59	—	—	528
For the Three Months Ended September 30, 2020
Sales and Other Operating Revenues - Third parties	$1,159	$—	$—	$—	$1,159
Intersegment Revenues	—	264	—	(264)	—
Sales and Other Operating Revenues	$1,159	$264	$—	$(264)	$1,159

Net Income (Loss) attributable to Hess Corporation	$(182)	$56	$(117)	$—	$(243)
Depreciation, Depletion and Amortization	478	40	—	—	518
Provision (Benefit) for Income Taxes	6	1	(2)	—	5
Capital Expenditures	301	66	—	—	367
For the Nine Months Ended September 30, 2021
Sales and Other Operating Revenues - Third parties	$5,236	$—	$—	$—	$5,236
Intersegment Revenues	—	887	—	(887)	—
Sales and Other Operating Revenues	$5,236	$887	$—	$(887)	$5,236

Net Income (Loss) attributable to Hess Corporation	$461	$212	$(379)	$—	$294
Depreciation, Depletion and Amortization	1,007	122	1	—	1,130
Impairment and other	147	—	—	—	147
Provision (Benefit) for Income Taxes	379	9	—	—	388
Capital Expenditures	1,145	129	—	—	1,274
For the Nine Months Ended September 30, 2020
Sales and Other Operating Revenues - Third parties	$3,346	$—	$—	$—	$3,346
Intersegment Revenues	—	825	—	(825)	—
Sales and Other Operating Revenues	$3,346	$825	$—	$(825)	$3,346

Net Income (Loss) attributable to Hess Corporation	$(2,802)	$168	$(362)	$—	$(2,996)
Depreciation, Depletion and Amortization	1,469	117	2	—	1,588
Impairment and other	2,126	—	—	—	2,126
Provision (Benefit) for Income Taxes	(82)	5	(6)	—	(83)
Capital Expenditures	1,338	202	—	—	1,540

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Identifiable assets by operating segment were as follows:

	September 30, 2021	December 31, 2020

	(In millions)
Exploration and Production	$13,648	$13,688
Midstream	3,627	3,599
Corporate, Interest and Other	2,215	1,534
Total	$19,490	$18,821

13.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas. Financial risk management activities include transactions designed to reduce risk in the selling prices of the crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production. Forward or swap strategies may be used to reduce exposure to foreign currency fluctuations for currencies in which we conduct business. At September 30, 2021, these forward and swap strategies relate to the British Pound, Canadian Dollar and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	September 30, 2021	December 31, 2020

	(In millions)
Commodity - crude oil put options / collars (millions of barrels)	54.0	27.4
Foreign exchange forwards	$135	$163
Interest rate swaps	$100	$100
As of September 30, 2021, we have West Texas Intermediate (WTI) put options for 120,000 barrels of oil per day (bopd) with an average monthly floor price of $55 per barrel and Brent put options for 30,000 bopd with an average monthly floor price of $60 per barrel for the remainder of 2021. For calendar 2022, we have WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $90 per barrel for 80,000 bopd and Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $95 per barrel for 30,000 bopd. See Note 14, Subsequent Events.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below reflects the fair values of risk management derivative instruments.

	Assets	Liabilities

	(In millions)
September 30, 2021
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options / collars	$106	$—
Interest rate swaps	4	—
Total derivative contracts designated as hedging instruments	110	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards / swaps	1	—
Total derivative contracts not designated as hedging instruments	1	—
Gross fair value of derivative contracts	111	—
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$111	$—
December 31, 2020
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$64	$—
Crude oil swaps	—	(54)
Interest rate swaps	5	—
Total derivative contracts designated as hedging instruments	69	(54)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards / swaps	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	69	(55)
Gross amounts offset in the Consolidated Balance Sheet	(13)	13
Net Amounts Presented in the Consolidated Balance Sheet	$56	$(42)
Of the total fair value of our crude oil hedging contracts at September 30, 2021, $65 million is presented within Other current assets and $41 million is presented within Other assets in our Consolidated Balance Sheet. The fair value of our crude oil put options at December 31, 2020 is presented in Other current assets in our Consolidated Balance Sheet. The fair value of our interest rate swaps is presented within Other assets in our Consolidated Balance Sheet. The fair value of our foreign exchange forwards and swaps is presented within Accounts receivable - Joint venture and other and Accrued liabilities in our Consolidated Balance Sheet at September 30, 2021 and December 31, 2020, respectively. All fair values in the table above are based on Level 2 inputs.
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges:  Crude oil hedging contracts decreased Sales and other operating revenues by $64 million and $179 million in the three and nine months ended September 30, 2021, respectively, and increased Sales and other operating revenues by $143 million and $435 million, respectively, in the three and nine months ended September 30, 2020. The pre-tax deferred losses in Accumulated other comprehensive income (loss) related to outstanding crude oil hedging contracts were $88 million at September 30, 2021, $82 million of which will be reclassified into earnings during the next twelve months as the hedged crude oil sales are recognized in earnings.
During the first quarter of 2021, we completed the sale of 4.2 million barrels of Bakken crude oil transported and stored on two VLCCs during 2020 for sale in Asian markets. We recognized net losses of $4 million from crude oil hedging contracts associated with the VLCC volumes in the first quarter of 2021.
Interest rate swaps designated as fair value hedges:  We had interest rate swaps with gross notional amounts totaling $100 million at September 30, 2021 and December 31, 2020, that convert interest payments from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  The change in fair value of interest rate swaps was nil and a decrease of $1 million in the three and nine months ended September 30, 2021, respectively, compared with a change in fair value of nil and an increase of $6 million in the three and nine months ended September 30, 2020, respectively, with a corresponding adjustment in the carrying value of the hedged fixed-rate debt.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income, were nil and losses of $2 million in the three and nine months ended September 30, 2021, respectively, compared with losses of $1 million and $4 million in the three and nine months ended September 30, 2020,

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
respectively.  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to net gains of $1 million and $1 million in the three and nine months ended September 30, 2021, respectively, compared with net gains of $1 million and $4 million in the three and nine months ended September 30, 2020, respectively.
Fair Value Measurement:
At September 30, 2021, consolidated long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $8,507 million and a fair value of $10,052 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at September 30, 2021 and December 31, 2020.
14.  Subsequent Events
In October 2021, we received net proceeds of $108 million from the public offering of approximately 4.3 million Hess-owned Class A shares of Hess Midstream LP. As a result of this transaction, the Corporation's ownership in Hess Midstream LP, on a consolidated basis, decreased from approximately 45% at September 30, 2021 to approximately 44%.
In October 2021, we entered into additional WTI collars for 10,000 bopd and Brent collars for 30,000 bopd for calendar 2022 with contract terms consistent with our other calendar 2022 hedge contracts outstanding at September 30, 2021. As a result, for calendar 2022 we have WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $90 per barrel for 90,000 bopd and Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $95 per barrel for 60,000 bopd.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended September 30, 2021 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the Block. The Liza Phase 1 development achieved first production in December 2019, and has a nameplate production capacity of approximately 120,000 gross bopd. The Liza Phase 2 development was sanctioned in the second quarter of 2019 and remains on track to achieve first production by early 2022, with production capacity of approximately 220,000 gross bopd. A third development, Payara, was sanctioned in the third quarter of 2020 and is expected to achieve first production in 2024, with production capacity of approximately 220,000 gross bopd. A fourth development, Yellowtail, has been identified on the Stabroek Block with an expected production capacity of approximately 250,000 gross bopd and an anticipated startup in 2025, pending government approvals and project sanctioning. The discovered resources to date on the Stabroek Block are expected to underpin up to ten floating production, storage and offloading vessels (FPSOs) with the first six FPSOs expected by 2027.
Our Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
In March 2021, the Corporation received net proceeds of $70 million from the public offering of 3.45 million Hess-owned Class A shares of Hess Midstream LP. In August 2021, HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased 31.25 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of GIP for $750 million. We received net proceeds of $375 million. HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due 2030 in a private offering to finance the repurchase. In October 2021, we received net proceeds of $108 million from the public offering of approximately 4.3 million Hess-owned Class A shares of Hess Midstream LP. After giving effect to these transactions, the Corporation owns an approximate 44% interest in Hess Midstream LP, on a consolidated basis.
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
Third Quarter Highlights and Outlook
Our E&P capital and exploratory expenditures in 2021 are forecast to be approximately $1.9 billion. Oil and gas production in 2021, excluding Libya, is forecast to be approximately 295,000 barrels of oil equivalent per day (boepd). For the remainder of 2021, we have hedged 120,000 bopd with $55 WTI put options and 30,000 bopd with $60 Brent put options. For calendar 2022, we have hedged 90,000 bopd with WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $90 per barrel, and 60,000 bopd with Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $95 per barrel.
In the third quarter of 2021, we received net proceeds of approximately $130 million from the sale of our interests in Denmark and $375 million from the repurchase by HESM Opco of approximately 15.6 million Hess-owned Class B units. We also repaid $500 million of our $1 billion term loan and we intend to repay the remaining $500 million in 2022. In October, we received net proceeds of $108 million from the public offering of approximately 4.3 million Hess-owned Class A shares of Hess Midstream LP.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
Net cash provided by operating activities was $1,991 million in the first nine months of 2021, compared with $847 million in the first nine months of 2020.  Net cash provided by operating activities before changes in operating assets and liabilities was $2,105 million in the first nine months of 2021 and $1,271 million in the first nine months of 2020.  Capital expenditures were $1,274 million in the first nine months of 2021 and $1,540 million in the first nine months of 2020. Excluding our Midstream segment, we ended the third quarter of 2021 with $2.41 billion in cash and cash equivalents. In 2022, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at September 30, 2021 will be sufficient to fund our capital investment program, dividends, and the repayment of the remaining $500 million outstanding under our $1 billion term loan. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.
Third Quarter Results
In the third quarter of 2021, net income was $115 million, compared with a net loss of $243 million in the third quarter of 2020. Excluding items affecting comparability of earnings between periods detailed on pages 25 to 28, adjusted net income was $86 million in the third quarter of 2021, compared with an adjusted net loss of $216 million in the third quarter of 2020.  The improvement in third quarter 2021 adjusted after-tax results compared to the prior-year quarter primarily reflects higher realized selling prices, partially offset by the impact of lower net production, including curtailed production in the Bakken related to the Tioga Gas Plant maintenance turnaround and reduced Gulf of Mexico production due to Hurricane Ida.
Exploration and Production Results
In the third quarter of 2021, E&P had net income of $178 million, compared with a net loss of $182 million in the third quarter of 2020. Excluding items affecting comparability of earnings between periods, adjusted net income was $149 million in the third quarter of 2021, compared with an adjusted net loss of $156 million in the third quarter of 2020. Total net production, excluding Libya, averaged 265,000 boepd in the third quarter 2021, compared with 321,000 boepd in the third quarter of 2020. The average realized crude oil selling price, including hedging, was $63.17 per barrel in the third quarter of 2021, compared with $45.60 per barrel in the third quarter of 2020. The average realized NGL selling price in the third quarter of 2021 was $32.88 per barrel, compared with $11.63 per barrel in the prior-year quarter, while the average realized natural gas selling price was $4.71 per thousand cubic feet (mcf) in the third quarter of 2021, compared with $2.94 per mcf in the third quarter of 2020.
The following is an update of our ongoing E&P activities:
•In North Dakota, net production from the Bakken oil shale play averaged 148,000 boepd for the third quarter of 2021 (2020 Q3: 198,000 boepd), primarily due to the impact of lower drilling activity caused by a reduction in rig count from six to one during the first half of last year, lower NGL and natural gas volumes received under percentage of proceeds contracts due to higher commodity prices, curtailed production related to the planned Tioga Gas Plant maintenance turnaround completed in the quarter, and the second quarter 2021 sale of our Little Knife and Murphy Creek nonstrategic acreage interests. Net oil production was 78,000 bopd in the third quarter of 2021 and 108,000 bopd in the prior year quarter. NGL and natural gas volumes received under percentage of proceeds contracts were 9,000 boepd in the third quarter of 2021 compared with 22,000 boepd in the third quarter of 2020 due to higher realized NGL prices lowering volumes received as consideration for gas processing fees. In 2021, we added a second rig in February and a third rig in September. We drilled 18 wells, completed 22 wells, and brought 19 new wells online during the third quarter. We forecast net production to average in the range of 155,000 boepd to 160,000 boepd for the fourth quarter of 2021 and approximately 155,000 boepd for the full year 2021.
•In the Gulf of Mexico, net production for the third quarter of 2021 averaged 32,000 boepd (2020 Q3: 49,000 boepd), primarily due to the sale of our interest in the Shenzi Field in the fourth quarter of 2020, higher hurricane related downtime in the third quarter of 2021, and natural field decline. Net production from the Shenzi Field was 9,000 boepd in the third quarter of 2020.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production from the Liza Phase 1 development averaged 32,000 bopd for the third quarter of 2021 (2020 Q3: 19,000 bopd). The Liza Unity FPSO, with an expected capacity of 220,000 gross bopd, arrived at the Stabroek Block on October 25th, and startup of Phase 2 of the Liza Field development remains on track for early 2022. The third development, Payara, will utilize the Prosperity FPSO with an expected capacity of 220,000 gross bopd; first oil is expected in 2024. A fourth development, Yellowtail, has been identified on the Stabroek Block with an expected production capacity of approximately 250,000 gross bopd and an anticipated startup in 2025, pending government approvals and project sanctioning.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
Since July, we have announced the 19th, 20th, and 21st significant discoveries on the Stabroek Block. The Whiptail-1 well encountered 246 feet of net pay in high quality oil bearing sandstone reservoirs, and the Whiptail-2 well, which is located 3 miles northeast of Whiptail-1, encountered 167 feet of net pay in high quality oil bearing sandstone reservoirs. The Pinktail well encountered 220 feet of net pay in high quality oil bearing sandstone reservoirs. Pinktail is located approximately 21.7 miles southeast of the Liza Phase 1 development and approximately 3.7 miles southeast of Yellowtail-1. The Cataback well encountered 243 feet of net pay in high quality hydrocarbon bearing sandstone reservoirs of which 102 feet is oil bearing. Cataback is located approximately 3.7 miles east of the Turbot-1 well.
Following the completion of the Cataback well, the Noble Tom Madden commenced Phase 2 drilling and completion activities. The Stena Carron completed drill stem tests on Uaru-1 and Mako-2 and is currently performing a drill stem test on Longtail-2. Following the completion of the Pinktail well, the Noble Don Taylor commenced development drilling at Payara. The Noble Sam Croft and Noble Bob Douglas are currently drilling and completing Phase 2 development wells, and the Stena Drillmax left the Stabroek Block following the completion of the Whiptail-1 well and will return in the fourth quarter to drill the Fangtooth prospect.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 30,000 boepd for the third quarter of 2021 (2020 Q3: 27,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay Basin, offshore Peninsular Malaysia, averaged 20,000 boepd for the third quarter of 2021 (2020 Q3: 23,000 boepd).
•In August, we completed the sale of our interests in Denmark for adjusted proceeds of approximately $130 million. Net production from Denmark during the third quarter of 2021 was 3,000 boepd (2020 Q3: 5,000 boepd).
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$178	$(182)	$461	$(2,802)
Midstream	61	56	212	168
Corporate, Interest and Other	(124)	(117)	(379)	(362)
Total	$115	$(243)	$294	$(2,996)
Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$0.37	$(0.80)	$0.96	$(9.83)
Diluted	$0.37	$(0.80)	$0.95	$(9.83)
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$29	$(26)	$(118)	$(2,277)
Midstream	—	—	—	—
Corporate, Interest and Other	—	(1)	—	(1)
Total	$29	$(27)	$(118)	$(2,278)
The items in the table above are explained on pages 25 to 28.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$115	$(243)	$294	$(2,996)
Less: Total items affecting comparability of earnings between periods, after-tax	29	(27)	(118)	(2,278)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$86	$(216)	$412	$(718)
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$1,991	$847
Changes in operating assets and liabilities	114	424
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$2,105	$1,271
Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 25 to 28. Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,759	$1,159	$5,236	$3,346
Gains (losses) on asset sales, net	29	—	29	—
Other, net	19	10	49	17
Total revenues and non-operating income	1,807	1,169	5,314	3,363
Costs and Expenses
Marketing, including purchased oil and gas	542	244	1,427	766
Operating costs and expenses	249	228	711	645
Production and severance taxes	42	34	123	92
Midstream tariffs	270	237	802	703
Exploration expenses, including dry holes and lease impairment	36	71	117	291
General and administrative expenses	42	53	140	155
Depreciation, depletion and amortization	308	478	1,007	1,469
Impairment and other	—	—	147	2,126
Total costs and expenses	1,489	1,345	4,474	6,247
Results of Operations Before Income Taxes	318	(176)	840	(2,884)
Provision (benefit) for income taxes	140	6	379	(82)
Net Income (Loss) Attributable to Hess Corporation	$178	$(182)	$461	$(2,802)
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Higher realized selling prices in the third quarter and first nine months of 2021, increased after-tax results by approximately $325 million and $995 million, respectively, compared to the same periods in 2020.  Average selling prices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota (b)	$59.65	$43.20	$52.27	$42.61
Offshore	62.23	48.56	57.36	45.60
Total United States	60.14	44.55	53.46	43.54
Guyana	70.05	52.60	65.31	44.35
Malaysia and JDA	69.87	42.59	64.94	38.02
Other (c)	68.36	50.38	62.93	52.97
Worldwide	63.17	45.60	56.62	43.88
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota (b)	$65.11	$33.69	$56.37	$32.95
Offshore	67.88	38.39	61.91	35.64
Total United States	65.64	34.87	57.66	33.79
Guyana	73.12	42.82	67.72	33.10
Malaysia and JDA	69.87	42.59	64.94	38.02
Other (c)	71.43	44.38	65.91	41.72
Worldwide	67.88	36.17	60.33	34.02
Natural Gas Liquids – Per Barrel
United States
North Dakota	$32.94	$11.68	$28.59	$9.57
Offshore	32.00	11.03	24.08	8.27
Worldwide	32.88	11.63	28.23	9.44
Natural Gas – Per Mcf
United States
North Dakota	$3.75	$1.18	$3.96	$1.13
Offshore	3.76	1.13	2.91	1.21
Total United States	3.75	1.17	3.62	1.16
Malaysia and JDA	5.45	4.53	5.22	4.44
Other (c)	3.62	2.87	3.05	3.81
Worldwide	4.71	2.94	4.54	2.85
(a)Selling prices in the United States are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the third quarter of 2021 would be $66.79 (Q3 2020: $47.42) per barrel for crude oil (including hedging), $71.50 (Q3 2020: $37.99) per barrel for crude oil (excluding hedging), $33.05 (Q3 2020: $11.82) per barrel for NGLs and $4.81 (Q3 2020: $3.08) per mcf for natural gas. Excluding these fees worldwide selling prices for the first nine months of 2021 would be $61.18 (2020: $46.62) per barrel for crude oil (including hedging), $64.89 (2020: $36.76) per barrel for crude oil (excluding hedging), $28.44 (2020: $9.63) per barrel for NGLs and $4.65 (2020: $2.97) per mcf for natural gas.
(b)Excluding the two VLCC cargo sales totaling 4.2 million barrels in the first quarter of 2021, the North Dakota crude oil price for the first nine months of 2021 excluding hedging was $59.99 per barrel and $55.29 per barrel including hedging.
(c)Other includes our interests in Denmark and Libya.
Crude oil hedging activities were a net loss of $64 million and $179 million before and after income taxes in the third quarter and first nine months of 2021, respectively, and a net gain of $143 million and $435 million before and after income taxes in the third quarter and first nine months of 2020, respectively. For the remainder of 2021, we have WTI put options with an average monthly floor price of $55 per barrel for 120,000 bopd, and Brent put options with an average monthly floor price of $60 per barrel for 30,000 bopd. We expect noncash premium amortization, which will be reflected in realized selling prices, to reduce our fourth quarter results by approximately $65 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
For calendar 2022, we have WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $90 per barrel for 90,000 bopd and Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $95 per barrel for 60,000 bopd. Premiums paid for the 2022 WTI and Brent collars were approximately $160 million, which will be amortized ratably over 2022.
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	78	108	80	110
Offshore	20	34	30	43
Total United States	98	142	110	153
Guyana	32	19	30	19
Malaysia and JDA	3	3	4	3
Other (a)	20	4	22	7
Total	153	168	166	182
Natural Gas Liquids – Barrels
United States
North Dakota	44	58	48	54
Offshore	3	5	4	6
Total United States	47	63	52	60
Natural Gas – Mcf
United States
North Dakota	158	194	159	178
Offshore	52	60	77	91
Total United States	210	254	236	269
Malaysia and JDA	284	282	339	284
Other (a)	9	4	9	7
Total	503	540	584	560
Barrels of Oil Equivalent (b)	284	321	315	335

Crude oil and natural gas liquids as a share of total production	70%	72%	69%	72%
(a)Other includes our interest in Denmark and Libya. Net production from Denmark was 3,000 boepd and 4,000 boepd in the third quarter and first nine months of 2021, respectively, compared with 5,000 boepd and 6,000 boepd in the third quarter and first nine months of 2020, respectively. Net production from Libya was 19,000 boepd for both the third quarter and first nine months of 2021, compared with nil and 2,000 boepd in the third quarter and first nine months of 2020, respectively.
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
We forecast net production, excluding Libya, to be approximately 295,000 boepd for the fourth quarter and the full year 2021.
United States:  North Dakota net production was lower in the third quarter and first nine months of 2021, compared to the corresponding periods in 2020, primarily due to the impact of lower drilling activity caused by a reduction in rig count from six to one during the first half of last year, lower NGL and natural gas volumes received under percentage of proceeds contracts due to higher commodity prices, curtailed production related to the planned Tioga Gas Plant maintenance turnaround completed in the third quarter of 2021, and the second quarter 2021 sale of our Little Knife and Murphy Creek nonstrategic acreage interests.  Total offshore net production was lower in the third quarter and first nine months of 2021, compared to the corresponding periods in 2020, primarily due to the sale of our working interest in the Shenzi Field in the deepwater Gulf of Mexico in the fourth quarter of 2020, higher hurricane related downtime in the third quarter of 2021, and natural field decline. Net production from the Shenzi Field was 9,000 boepd and 11,000 boepd for the third quarter and first nine months of 2020, respectively.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
International:  Net oil production in Guyana was higher in the third quarter and first nine months of 2021, compared to the corresponding periods in 2020, due to the production ramp up from the Liza Phase 1 development. Net oil production in Libya was higher in the third quarter and first nine months of 2021, compared to the corresponding periods in 2020, due to the lifting of force majeure in October 2020. Net natural gas production at Malaysia and JDA was higher in the first nine months of 2021, compared to the corresponding period in 2020, reflecting higher natural gas sales due to a recovery in economic activity.
Sales Volumes:  Worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Crude oil – barrels (a)	13,627	15,134	48,315	43,950
Natural gas liquids – barrels	4,338	5,768	14,282	16,555
Natural gas – mcf	46,317	49,674	159,387	153,375
Barrels of Oil Equivalent (b)	25,685	29,181	89,162	86,068
Crude oil – barrels per day	148	164	177	161
Natural gas liquids – barrels per day	47	63	52	60
Natural gas – mcf per day	503	540	584	560
Barrels of Oil Equivalent Per Day (b)	279	317	326	314
(a)Sales volumes for the first nine months of 2021 include 4.2 million barrels that were stored on VLCCs during 2020 and sold in the first quarter of 2021. Sales volumes for the three months ended September 30, 2020 include 2.1 million barrels that were stored on a VLCC at June 30, 2020. During the three months ended September 30, 2020, we stored 2.6 million barrels of crude oil on VLCCs bringing total stored volumes to 4.2 million barrels at September 30, 2020.
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. marketing activities.  Marketing expense was higher in the third quarter of 2021, compared with the third quarter of 2020, primarily due to higher third party volumes purchased and higher prices paid for purchased volumes. Marketing expense for the nine months ended September 30, 2021 included $173 million related to the cost of 4.2 million barrels of crude oil stored on two VLCCs in 2020 that were sold in the first quarter. Marketing expense for the nine months ended September 30, 2020 was reduced by $147 million for the net cost of crude oil inventory that was capitalized for the barrels loaded on VLCCs.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Excluding items affecting comparability described in Items Affecting Comparability of Earnings Between Periods below, cash operating costs increased in the third quarter and first nine months of 2021, compared with the corresponding periods in 2020, primarily due to higher workover activity and higher production and severance taxes associated with higher crude oil prices. On a per-unit basis, cash operating costs were higher in the third quarter and first nine months of 2021, compared with the corresponding periods in 2020 on the higher costs and the impact of lower 2021 production volumes.
Midstream Tariffs Expense:  Tariffs expense increased in the third quarter and first nine months of 2021, compared with the corresponding periods in 2020, primarily due to higher minimum volume commitments and tariff rates.  We estimate Midstream tariffs expense to be approximately $295 million in the fourth quarter of 2021.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense was lower in the third quarter of 2021, compared with the corresponding period in 2020, primarily due to lower production volumes and lower DD&A rates resulting from year-end 2020 revisions and additions to proved reserves. DD&A expense was lower in the first nine months of 2021, compared with the corresponding period in 2020, due to lower production volumes and lower DD&A rates resulting from the impact of first quarter 2020 impairment charges and year-end 2020 revisions and additions to proved reserves.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Unit Costs:  Unit cost per boe information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range (a)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended December 31,	Twelve Months Ended December 31,
	2021	2020	2021	2020	2021	2021
Cash operating costs (b)	$12.76	$9.86	$11.34	$9.45	$12.00 — $12.50	$11.75 — $12.00
DD&A (c)	11.77	16.16	11.72	16.02	13.00 — 13.50	12.50 — 13.00
Total Production Unit Costs	$24.53	$26.02	$23.06	$25.47	$25.00 — $26.00	$24.25 — $25.00
(a)Forecast information excludes any contribution from Libya.
(b)Cash operating costs per boe, excluding Libya, were $13.45 and $11.86 in the three and nine months ended September 30, 2021, respectively, compared with $9.69 and $9.31 in the same periods of 2020, respectively.
(c)DD&A per boe, excluding Libya, was $12.38 and $12.29 in the three and nine months ended September 30, 2021, respectively, compared with $16.18 and $16.10 in the same periods of 2020, respectively.
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Exploratory dry hole costs (a)	$2	$31	$11	$166
Exploration lease and other impairment (b)	5	10	15	48
Geological and geophysical expense and exploration overhead	29	30	91	77
Total Exploration Expense	$36	$71	$117	$291
(a)The first nine months of 2021 primarily relates to the Koebi-1 exploration well, offshore Guyana. Exploratory dry hole costs in the third quarter of 2020 relate to the Galapagos Deep exploration well in the Gulf of Mexico, while the first nine months of 2020 also includes the write-off of previously capitalized exploratory wells (see Items Affecting Comparability of Earnings Between Periods below).
(b)The first nine months of 2020 includes impaired leasehold costs due to a reprioritization of the Corporation’s forward capital program (See Items Affecting Comparability of Earnings Between Periods below).
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $50 million to $55 million in the fourth quarter of 2021.
Income Taxes:  The increase in income tax expense in the third quarter and first nine months of 2021, compared to the corresponding periods in 2020, is primarily due to higher pre-tax income in Libya and Guyana.  E&P income tax expense in the third quarter of 2021 was $140 million (Q3 2020: $6 million income tax expense) and includes $103 million of income tax expense (Q3 2020: $5 million income tax benefit) from Libyan operations. For the first nine months of 2021, E&P income tax expense was $379 million (2020: $82 million income tax benefit) and includes $279 million of income tax expense (2020: $19 million income tax benefit) from Libyan operations. An income tax benefit of $80 million was recognized in the first quarter of 2020 attributable to items affecting comparability of earnings between periods. Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense is expected to be in the range of $35 million to $40 million for the fourth quarter of 2021.
Items Affecting Comparability of Earnings Between Periods:
The following table summarizes, on an after-tax basis, income (expense) items affecting comparability of E&P earnings between periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Gain on asset sale, net	$29	$—	$29	$—
Impairment and other	—	—	(147)	(2,049)
Dry hole, lease impairment and other exploration expenses	—	—	—	(150)
Crude oil inventories write-down	—	—	—	(52)
Severance	—	(26)	—	(26)
	$29	$(26)	$(118)	$(2,277)

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
The following table summarizes, on a pre-tax basis, income (expense) items affecting comparability of E&P earnings between periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Gain on asset sale, net	$29	$—	$29	$—
Impairment and other	—	—	(147)	(2,126)
Dry hole, lease impairment and other exploration expenses	—	—	—	(152)
Crude oil inventories write-down	—	—	—	(53)
Severance	—	(26)	—	(26)
	$29	$(26)	$(118)	$(2,357)
Gain on asset sale, net: In the third quarter of 2021, we recognized a pre-tax gain of $29 million ($29 million after income taxes) associated with the sale of our interests in Denmark.
Impairment and other: In the second quarter of 2021, we recorded a charge of $147 million ($147 million after income taxes) for the total estimated future abandonment obligations of the West Delta Field in the Gulf of Mexico. In June 2021, the U.S. Bankruptcy Court approved Fieldwood’s bankruptcy plan which includes discharging decommissioning obligations, subject to conditions precedent, for certain of Fieldwood’s assets. Those obligations will transfer to former owners of the properties, including us with respect to the West Delta Field, which we sold in 2004. Potential recoveries from other parties that previously owned an interest in the West Delta Field have not been recognized as of September 30, 2021. See Note 11, Guarantees and Contingencies in the Notes to Consolidated Financial Statements.
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
Severance: In the third quarter of 2020, we recorded a pre-tax charge of $26 million ($26 million after income taxes) for employee termination benefits incurred related to cost reduction initiatives. The pre-tax amounts are reported in Operating costs and expenses ($20 million), General and administrative expenses ($5 million), and Exploration expenses, including dry holes and lease impairment ($1 million) in the Statement of Consolidated Income.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$304	$264	$887	$825
Other, net	3	4	9	7
Total revenues and non-operating income	307	268	896	832
Costs and Expenses
Operating costs and expenses	98	84	222	271
General and administrative expenses	6	4	17	16
Interest expense	28	23	74	71
Depreciation, depletion and amortization	41	40	122	117
Total costs and expenses	173	151	435	475
Results of Operations Before Income Taxes	134	117	461	357
Provision (benefit) for income taxes	3	1	9	5
Net Income (Loss)	131	116	452	352
Less: Net income (loss) attributable to noncontrolling interests	70	60	240	184
Net Income (Loss) Attributable to Hess Corporation	$61	$56	$212	$168
Sales and other operating revenues for the third quarter and first nine months of 2021 increased, compared to the corresponding periods in 2020, primarily due to higher minimum volume commitments and tariff rates partially offset by lower pass-through rail transportation revenue.
Operating costs and expenses for the third quarter of 2021 increased compared to the third quarter of 2020, primarily due to costs associated with the planned Tioga Gas Plant maintenance turnaround. Operating costs and expenses for the first nine months of 2021 decreased compared to the first nine months of 2020 primarily due to lower pass-through rail transportation costs, which were partially offset by the costs associated with the planned Tioga Gas Plant maintenance turnaround.
Interest expense for the third quarter and first nine months of 2021 increased, compared to the corresponding periods in 2020, primarily due to the $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes issued in August 2021.
Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be approximately $70 million in the fourth quarter of 2021.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Corporate and other expenses	$27	$23	$93	$88
Interest expense	97	95	286	279
Corporate, Interest and Other expenses before income taxes	124	118	379	367
Provision (benefit) for income taxes	—	(2)	—	(6)
Net Corporate, Interest and Other expenses after income taxes	124	116	379	361
Items affecting comparability of earnings between periods, after-tax	—	1	—	1
Total Corporate, Interest and Other Expenses after income taxes	$124	$117	$379	$362
Corporate and other expenses were comparable in the third quarter and first nine months of 2021, compared to the corresponding periods in 2020.  Interest expense in the first nine months of 2021 was higher than the corresponding period in 2020 due to interest incurred on the $1 billion three year term loan entered into in March 2020.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Fourth quarter 2021 corporate expenses are expected to be in the range of $30 million to $35 million, and interest expense is expected to be in the range of $90 million to $95 million.
Items Affecting Comparability of Earnings Between Periods: In the third quarter of 2020, Corporate expenses included a pre-tax charge of $1 million ($1 million after income taxes) for employee termination benefits incurred related to cost reduction initiatives.
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
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	September 30, 2021	December 31, 2020

	(In millions, except ratio)
Cash and cash equivalents (a)	$2,419	$1,739
Current portion of long-term debt (b)	514	10
Total debt (c)	8,507	8,296
Total equity	6,256	6,335
Debt to capitalization ratio (d)	44.5%	47.5%
(a)Includes $5 million of cash attributable to our Midstream segment at September 30, 2021 (December 31, 2020: $4 million) of which, $3 million is held by Hess Midstream LP at September 30, 2021 (December 31, 2020: $3 million).
(b)Includes the remaining $500 million outstanding under our $1 billion term loan maturing in March 2023 that we intend to repay in the next twelve months.
(c)At September 30, 2021, includes $2,613 million of debt outstanding from our Midstream segment (December 31, 2020: $1,910 million) that is non-recourse to Hess Corporation.
(d)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation's term loan and revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Net cash provided by (used in):
Operating activities	$1,991	$847
Investing activities	(815)	(1,814)
Financing activities	(496)	707
Net Increase (Decrease) in Cash and Cash Equivalents	$680	$(260)

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Operating activities:  Net cash provided by operating activities was $1,991 million in the first nine months of 2021, compared to $847 million in the first nine months of 2020. The increase in 2021 operating cash flows primarily reflects higher realized selling prices and the sale of 4.2 million barrels of Bakken crude oil stored on two VLCCs in the first quarter of 2021. Changes in operating assets and liabilities reduced net cash provided by operating activities by $114 million in the first nine months of 2021 and $424 million in the first nine months of 2020. At September 30, 2021, we have accrued income taxes and royalties payable of approximately $350 million in Libya primarily related to operations from the period December 2020 through September 2021, which we expect to be paid in the fourth quarter of 2021.
Investing activities:  Additions to property, plant and equipment of $1,238 million in the first nine months of 2021 were down $585 million compared with the corresponding period in 2020.  The decrease primarily reflects reduced drilling activity. Proceeds from asset sales of $427 million resulted from the sale of our interests in Denmark and the sale of our Little Knife and Murphy Creek nonstrategic acreage interests in the Bakken.
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(1,145)	$(1,338)
Increase (decrease) in related liabilities	27	(239)
Additions to property, plant and equipment - E&P	$(1,118)	$(1,577)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(129)	$(202)
Increase (decrease) in related liabilities	9	(44)
Additions to property, plant and equipment - Midstream	$(120)	$(246)
Financing activities: Hess Midstream reduced borrowings under its revolving credit facilities by $32 million in the first nine months of 2021 and increased borrowings by $146 million in the first nine months of 2020. In the third quarter of 2021, Hess Midstream issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due 2030 to finance the repurchase of 31.25 million HESM Opco Class B units. In March of 2020, the Corporation borrowed $1 billion under a new three year term loan that matures in March 2023. In the third quarter of 2021, we repaid $500 million relating to our $1 billion term loan. Common stock dividends were $234 million in the first nine months of 2021 and $233 million in the first nine months of 2020. Net cash paid to noncontrolling interests was $589 million in the first nine months of 2021 which included $375 million paid to GIP in the third quarter of 2021 for the repurchase by HESM Opco of approximately 15.6 million GIP-owned Class B units. Net cash paid to noncontrolling interests was $194 million in the first nine months of 2020. Proceeds received from stock options exercised by employees was $75 million in the first nine months of 2021 and $15 million in the first nine months of 2020. In the first quarter of 2021, we received net proceeds of $70 million from the public offering of 3.45 million Hess-owned Class A shares in Hess Midstream LP.
Future Capital Requirements and Resources
At September 30, 2021, we had $2.41 billion in cash and cash equivalents, excluding Midstream, and total liquidity of approximately $6.0 billion. Oil and gas production in 2021, excluding Libya, is forecast to be approximately 295,000 boepd. For the remainder of 2021, we have hedged 120,000 bopd with $55 WTI put options and 30,000 bopd with $60 Brent put options. For calendar 2022, we have hedged 90,000 bopd with WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $90 per barrel, and 60,000 bopd with Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $95 per barrel.
In the third quarter of 2021, we received net proceeds of approximately $130 million from the sale of our interests in Denmark and $375 million from the repurchase by HESM Opco of approximately 15.6 million Hess-owned Class B units. We also repaid $500 million of our $1 billion term loan and we intend to repay the remaining $500 million in 2022. In October, we received net proceeds of $108 million from the public offering of approximately 4.3 million Hess-owned Class A shares of Hess Midstream LP.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Net cash provided by operating activities was $1,991 million in the first nine months of 2021, compared with $847 million in the first nine months of 2020.  Net cash provided by operating activities before changes in operating assets and liabilities was $2,105 million in the first nine months of 2021 and $1,271 million in the first nine months of 2020.  Capital expenditures were $1,274 million in the first nine months of 2021 and $1,540 million in the first nine months of 2020.  In 2022, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at September 30, 2021 will be sufficient to fund our capital investment program, dividends, and the repayment of the remaining $500 million outstanding under our $1 billion term loan. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at September 30, 2021:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	May, 2024	$3,500	$—	$—	$—	$3,500
Committed lines	Various (a)	100	—	29	29	71
Uncommitted lines	Various (a)	230	—	230	230	—
Total - Hess Corporation		$3,830	$—	$259	$259	$3,571
Midstream
Revolving credit facility (b)	December, 2024	$1,000	$152	$—	$152	$848
Total - Midstream		$1,000	$152	$—	$152	$848
(a)Committed and uncommitted lines have expiration dates through 2021.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
On April 13, 2021, we amended the Corporation's fully undrawn $3.5 billion revolving credit facility that had an expiration date in May 2023, by extending the facility for one year to May 2024 and incorporating customary provisions for the eventual replacement of LIBOR, among other changes as set forth in the amended credit agreement. This facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.40% above LIBOR, though the interest rate is subject to adjustment if the Corporation’s credit rating changes. At September 30, 2021, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility.
In March 2020, we entered into a $1 billion three year term loan agreement with a maturity date of March 16, 2023. Borrowings under the term loan generally bear interest at LIBOR plus an applicable margin of 2.25% until the term loan's first anniversary. The applicable margin varies based on the credit rating of the Corporation’s senior unsecured long-term debt and will increase by 0.25% on each anniversary of the term loan. In July 2021, we repaid $500 million of the term loan. On October 4, 2021, we entered into a second amendment to the term loan agreement to allow for a 50 basis point reduction in the interest rate applicable to certain outstanding loans.
The revolving credit facility, including as amended, and term loan are subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility and the term loan agreement). The indentures for the Corporation's fixed-rate public notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. At September 30, 2021, Hess Corporation was in compliance with these financial covenants.
Two of the three major credit rating agencies that rate our debt have assigned an investment grade rating. In March 2021, Standard and Poor’s Ratings Services affirmed our credit rating at BBB- and revised the outlook to stable (from negative). Fitch Ratings affirmed our BBB- credit rating and revised the outlook from stable to positive in August 2021 and Moody’s Investors Service affirmed our credit rating at Ba1 with stable outlook, which is below investment grade, in March 2020.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Midstream:
At September 30, 2021, Hess Midstream Operations LP (formerly Hess Midstream Partners LP, or HESM Opco), a consolidated subsidiary of Hess Midstream LP, had $1.4 billion of senior secured syndicated credit facilities maturing December 16, 2024, consisting of a $1 billion 5-year revolving credit facility and a fully drawn $400 million 5-year term loan A facility. The revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes. Borrowings under the five year term loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the five year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at September 30, 2021. The credit facilities are secured by first-priority perfected liens on substantially all the presently owned and after-acquired assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At September 30, 2021, borrowings of $152 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $393 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan A facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 13, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $135 million at September 30, 2021 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  A 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss, respectively, of approximately $5 million at September 30, 2021.
At September 30, 2021, consolidated long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,507 million and a fair value of $10,052 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $390 million or $400 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
At September 30, 2021, we have outstanding WTI and Brent crude oil hedging contracts.  As of September 30, 2021, an assumed 10% increase in the forward WTI and Brent crude oil prices would reduce the fair value of these contracts by approximately $120 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these contracts by approximately $110 million.

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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2021.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.      Legal Proceedings.
Information regarding legal proceedings is contained in Note 11, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

PART II – OTHER INFORMATION (CONT'D)
Item 6.   Exhibits.

Exhibits
4(1)
Amendment No. 2, dated as of October 4, 2021 to the Term Loan Agreement dated as of March 16, 2020, as amended, among Hess Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent incorporated by reference to Exhibit 10(1) of Form 8-K of the Registrant, filed on October 6, 2021.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: November 4, 2021