Form 10-K
period 2021-12-31
HESS CORP
filed 2022-03-01
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $24,239,000,000, computed using the outstanding Common Stock and closing market price on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter.
At January 31, 2022, there were 309,745,523 shares of Common Stock outstanding.
Part III is incorporated by reference from the Proxy Statement for the 2022 annual meeting of stockholders.

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
•reduced demand for our products, including due to COVID-19, perceptions regarding the oil and gas industry, competing or alternative energy products and political conditions and events;
•potential failures or delays in increasing oil and gas reserves, including as a result of unsuccessful exploration activity, drilling risks and unforeseen reservoir conditions, and in achieving expected production levels;
•changes in tax, property, contract and other laws, regulations and governmental actions applicable to our business, including legislative and regulatory initiatives regarding environmental concerns, such as measures to limit greenhouse gas emissions and flaring, fracking bans as well as restrictions on oil and gas leases;
•operational changes and expenditures due to climate change and sustainability related initiatives;
•disruption or interruption of our operations due to catastrophic events, such as accidents, severe weather, geological events, shortages of skilled labor, cyber-attacks, health measures related to COVID-19, or climate change;
•the ability of our contractual counterparties to satisfy their obligations to us, including the operation of joint ventures under which we may not control and exposure to decommissioning liabilities for divested assets in the event the current or future owners are unable to perform;
•unexpected changes in technical requirements for constructing, modifying or operating exploration and production facilities and/or the inability to timely obtain or maintain necessary permits;
•availability and costs of employees and other personnel, drilling rigs, equipment, supplies and other required services;
•any limitations on our access to capital or increase in our cost of capital, including as a result of limitations on investment in oil and gas activities or negative outcomes within commodity and financial markets;
•liability resulting from environmental obligations and litigation, including heightened risks associated with being a general partner of Hess Midstream LP; and
•other factors described in Item 1A—Risk Factors in this Annual Report on Form 10-K and any additional risks described in our other filings with the Securities and Exchange Commission.
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
API – American Petroleum Institute.
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
Bopd – Barrels of oil per day.
BSEE – Bureau of Safety and Environmental Enforcement.
CGA – Clean Gulf Associates.
Condensate – A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that when produced, is in the liquid phase at surface pressure and temperature.
DD&A – Depreciation, depletion and amortization.
DEI – Diversity, Equity and Inclusion.
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
IEA – International Energy Agency.
JOA – Joint operating agreement.
LIBOR – The London Interbank Offered Rate.
Mcf – One thousand cubic feet of natural gas.
Mmcfd – One thousand mcf of natural gas per day.
MSRC – Marine Spill Response Corporation.
MTBE – Methyl tertiary butyl ether.

MWCC – Marine Well Containment Company.
Net acreage or Net wells – The sum of the fractional working interests owned by the Corporation in gross acres or gross wells.
NGL or Natural gas liquids – Naturally occurring hydrocarbon substances that are separated and produced by fractionating natural gas, including ethane, butane, isobutane, propane and natural gasoline.  NGL do not sell at prices equivalent to crude oil.
NJDEP – New Jersey Department of Environmental Protection.
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
ROD – Record of Decision.
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
WWCC – Wild Well Control Company.

PART I
Items 1 and 2.  Business and Properties
Hess Corporation, incorporated in the State of Delaware in 1920, is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the Block. The Liza Phase 1 development achieved first production in December 2019, and has a nameplate production capacity of approximately 120,000 gross bopd. The Liza Phase 2 development achieved first production in February 2022, and is expected to reach its production capacity of approximately 220,000 gross bopd later in 2022 as operations are safely brought online. A third development, Payara, was sanctioned in the third quarter of 2020 and is expected to achieve first production in 2024, with production capacity of approximately 220,000 gross bopd. A fourth development, Yellowtail, was submitted to the government of Guyana for approval in the fourth quarter of 2021. Pending government approval and project sanctioning, the project is expected to have a capacity of approximately 250,000 gross bopd with first production anticipated in 2025. We currently plan to have six FPSOs with an aggregate expected production capacity of more than 1 million gross bopd on the Stabroek Block in 2027, and the potential for up to ten FPSOs to develop the current discovered recoverable resource base.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 43.5% consolidated ownership interest in Hess Midstream LP at December 31, 2021, provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota. See Midstream on page 12.
Exploration and Production
Proved Reserves
Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, and exclude escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2021 were $66.34 per barrel for West Texas Intermediate (WTI) (2020: $39.77) and $68.92 per barrel for Brent (2020: $43.43).  Our total proved developed and undeveloped reserves at December 31 were as follows:

	Crude Oil & Condensate		Natural Gas Liquids		Natural Gas		Total Barrels of Oil Equivalent (BOE)
	2021	2020	2021	2020	2021	2020	2021	2020

	(Millions of bbls)		(Millions of bbls)		(Millions of mcf)		(Millions of bbls)
Developed
United States	283	282	138	120	568	490	516	484
Guyana (a)	65	72	—	—	17	36	68	78
Malaysia and JDA	3	4	—	—	394	543	69	94
Other (b)	100	134	—	—	98	165	116	162
	451	492	138	120	1,077	1,234	769	818
Undeveloped
United States	215	119	95	42	367	163	371	188
Guyana (a)	140	132	—	—	31	47	145	140
Malaysia and JDA	2	2	—	—	131	132	24	24
	357	253	95	42	529	342	540	352
Total
United States	498	401	233	162	935	653	887	672
Guyana (a)	205	204	—	—	48	83	213	218
Malaysia and JDA	5	6	—	—	525	675	93	118
Other (b)	100	134	—	—	98	165	116	162
	808	745	233	162	1,606	1,576	1,309	1,170
(a)Guyana natural gas reserves will be consumed for fuel.
(b)Other includes our interests in Denmark, which were sold in August 2021, and Libya. At December 31, 2020, total proved reserves for Denmark were 40 million boe.
Proved undeveloped reserves were 41% of our total proved reserves at December 31, 2021 on a boe basis (2020: 30%).  Proved reserves held under production sharing contracts totaled 26% of our crude oil reserves and 36% of our natural gas reserves at December 31, 2021 (2020: 28% and 48%, respectively).

For additional information regarding our proved oil and gas reserves, see the Supplementary Oil and Gas Data to the Consolidated Financial Statements presented on pages 89 through 98.
Production
Worldwide crude oil, NGL, and natural gas net production was as follows:

	2021	2020	2019

Crude oil – Thousands of barrels
United States
North Dakota	29,176	39,047	34,299
Offshore (a)	10,451	13,961	16,628
Total United States	39,627	53,008	50,927
Guyana	10,920	7,457	67
Malaysia and JDA	1,264	1,287	1,479
Other (b)	7,791	3,358	9,161
Total	59,602	65,110	61,634

Natural gas liquids – Thousands of barrels
United States
North Dakota	17,889	20,514	15,150
Offshore (a)	1,517	1,878	1,942
Total United States	19,406	22,392	17,092

Natural gas – Thousands of mcf
United States
North Dakota	59,013	65,786	40,222
Offshore (a)	26,276	27,985	33,212
Total United States	85,289	93,771	73,434
Malaysia and JDA	126,743	106,618	128,071
Other (b)	3,557	2,540	7,144
Total	215,589	202,929	208,649

Total Barrels of Oil Equivalent (in millions) (a) (b)	114.9	121.3	113.5
(a)In November 2020, we sold our working interest in the Shenzi Field in the deepwater Gulf of Mexico. Shenzi net production was 3.3 million boe in 2020 (2019: 4.5 million boe).
(b)Other includes our interests in Denmark, which were sold in August 2021, and Libya. Net production from Denmark was 1.2 million boe for 2021 (2020: 2.2 million boe; 2019: 2.6 million boe). Net production from Libya was 7.2 million boe for 2021 (2020: 1.6 million boe; 2019: 7.8 million boe).
E&P Operations
At December 31, 2021, our significant E&P assets included the following:
United States
Our production in the U.S. was from the Bakken shale play in the Williston Basin of North Dakota (Bakken) and from offshore properties in the Gulf of Mexico.
North Dakota:
Bakken:  At December 31, 2021, we held approximately 462,000 net acres in the Bakken with varying working interests.  Net production averaged 156,000 boepd in 2021.  Prior to COVID-19, we were operating six rigs in the Bakken, but reduced the rig count to one in May 2020 in response to the sharp decline in crude oil prices. We added a second operated rig in the Bakken in February 2021 and a third operated rig in September 2021. We drilled 63 wells and brought 51 wells on production in 2021, bringing the total operated production wells to 1,599 at December 31, 2021.  During 2022, we plan to operate three rigs, drill approximately 90 wells and bring approximately 85 wells on production.
Offshore:
Gulf of Mexico:  At December 31, 2021, we held approximately 61,000 net developed acres, with our production operations principally at the Baldpate (Hess 50%), Conger (Hess 38%), Llano (Hess 50%), Penn State (Hess 50%), Stampede (Hess 25%) and Tubular Bells (Hess 57%) fields.  At December 31, 2021, we held approximately 267,000 net undeveloped acres, of which leases covering approximately 105,000 acres are due to expire in the next three years. In February 2022, we commenced drilling at the Huron exploration prospect (Hess 40%) located on Green Canyon Block 69.

Guyana
Stabroek Block:  The Stabroek Block (Hess 30%), offshore Guyana, covers approximately 6.6 million acres.  The operator, Esso Exploration and Production Guyana Limited, has made numerous discoveries since 2015, with the discovered resources to date on the block expected to underpin the potential for up to ten FPSOs. The first six FPSOs are expected to have an aggregate production capacity of more than 1 million gross bopd in 2027.
The Liza Phase 1 development, which was sanctioned in 2017, began producing oil in December 2019 utilizing the Liza Destiny FPSO, has a nameplate production capacity of approximately 120,000 gross bopd and in 2022 its production capacity is expected to increase to more than 140,000 gross bopd following production optimization work. The Liza Phase 2 development, which was sanctioned in 2019, began producing oil in February 2022 from the Liza Unity FPSO. The Liza Unity is expected to reach its production capacity of approximately 220,000 gross bopd later in 2022 as operations are safely brought online.
The Payara Field development was sanctioned in 2020 and will utilize the Prosperity FPSO, which will have the capacity to produce up to 220,000 gross bopd, with first production expected in 2024. Ten drill centers with a total of 41 wells are planned, including 20 production wells and 21 injection wells.
A fourth development, Yellowtail, was submitted to the government of Guyana for approval in the fourth quarter of 2021. Pending government approval and project sanctioning, the project is expected to have a capacity of 250,000 gross bopd with first production anticipated in 2025.
The operator is currently utilizing six drillships for exploration, appraisal and development drilling activities. In 2021, the following exploration and appraisal wells were drilled on the Stabroek Block (in chronological order):
Hassa: The Hassa-1 well encountered approximately 50 feet of oil bearing reservoir in deeper geologic intervals, although the well did not encounter oil in the primary target areas.
Koebi: The operator completed drilling of the Koebi-1 well which did not encounter commercial quantities of hydrocarbons.
Uaru:  The Uaru-2 well encountered 120 feet of high quality oil bearing sandstone reservoir, including newly identified intervals below the original Uaru-1 discovery. The well was drilled in 5,659 feet of water and is located approximately 6.8 miles south of the Uaru-1 well.
Longtail: The Longtail-2 well commenced drilling in March 2021 and drill stem testing was completed in the fourth quarter of 2021. In the second quarter of 2021, the Longtail-3 well encountered 230 feet of net pay, including newly identified, high quality hydrocarbon bearing reservoirs below the original Longtail-1 discovery intervals. The well was drilled in more than 6,100 feet of water and is located approximately 2 miles south of the Longtail-1 well.
Mako: The Mako-2 well confirmed the quality, thickness and areal extent of the reservoir. When integrated with the results at Uaru-2, the combined discovered resource at Mako and Uaru is expected to support a fifth FPSO on the Stabroek Block.
Whiptail: The Whiptail-1 well encountered 246 feet of net pay in high quality oil bearing sandstone reservoirs and was drilled in 5,889 feet of water. The Whiptail-2 well encountered 167 feet of net pay in high quality oil bearing sandstone reservoirs and was drilled in 6,217 feet of water. The Whiptail discovery is located approximately 4 miles southeast of the Uaru-1 discovery and approximately 3 miles west of the Yellowtail field.
Pinktail: The Pinktail-1 well encountered 220 feet of net pay in high quality oil bearing sandstone reservoirs. The well was drilled in 5,938 feet of water and is located approximately 21.7 miles southeast of the Liza Phase 1 development and approximately 3.7 miles southeast of the Yellowtail-1 well.
Turbot: The Turbot-2 well encountered 43 feet of net pay in a newly identified, high quality oil bearing sandstone reservoir separate from the 75 feet of high quality, oil bearing sandstone reservoir pay encountered in the original Turbot-1 discovery well. The well was drilled in 5,790 feet of water and is located approximately 37 miles to the southeast of the Liza Phase 1 development and 2.5 miles from the Turbot-1 well.
Cataback: The Cataback-1 well encountered 243 feet of net pay in high quality hydrocarbon bearing sandstone reservoirs of which 102 feet is oil bearing. The well was drilled in 5,928 feet of water and is located approximately 3.7 miles east of the Turbot-1 well.
Tripletail: The Tripletail-2 well was completed in the fourth quarter and was temporarily abandoned following completion of logging operations.

In the first quarter of 2022, the following exploration wells were completed on the Stabroek Block:
Fangtooth: The Fangtooth-1 well encountered 164 feet of net pay in high quality oil bearing sandstone reservoirs, and confirms the deeper exploration potential of the Stabroek Block. The well was drilled in 6,030 feet of water and is located approximately 11 miles northwest of the Liza Field.
Lau Lau: The Lau Lau-1 well encountered 315 feet of net pay in high quality hydrocarbon bearing sandstone reservoirs. The well was drilled in 4,793 feet of water and is located approximately 42 miles southeast of the Liza Field.
The operator plans to drill approximately 12 exploration and appraisal wells in 2022 that will target a variety of prospects and play types. These will include both lower risk wells near existing discoveries and higher risk step-out wells, and several penetrations that will test deeper Lower Campanian and Santonian intervals.
Kaieteur Block: In 2021, we acquired an additional 5% participating interest in the Kaieteur Block, which is adjacent to the Stabroek Block, increasing our total participating interest to 20%. Seismic evaluation and planning for the next exploration well are ongoing.
Malaysia and JDA
Malaysia/Thailand Joint Development Area (JDA):  Production comes from the Carigali Hess operated Block A-18 in the Malaysia/Thailand joint development area in the Gulf of Thailand (Hess 50%).  In 2022, the operator plans to drill approximately four development wells.
Malaysia:  Our production in Malaysia comes from our interest in Block PM302 (Hess 50%) located in the North Malay Basin (NMB), offshore Peninsular Malaysia and Block PM301 (Hess 50%), which is adjacent to and is unitized with Block A‑18 of the JDA. In 2022, we plan to continue drilling and development activities at NMB. In 2022, we plan to drill approximately five development wells.
Other
Libya:  At the onshore Waha concession in Libya, which includes the Defa, Faregh, Gialo, North Gialo and Belhedan fields (Hess 8%), net production averaged 20,000 boepd in 2021, 4,000 boepd in 2020 and 21,000 boepd in 2019. Production was shut-in by the operator between January 2020 and October 2020 due to force majeure caused by civil unrest.
Suriname:  We hold a 33% non-operated participating interest in Block 42, offshore Suriname.  The operator, a subsidiary of Royal Dutch Shell plc, plans to drill one exploration well in 2022 and one exploration well in 2023.  We also hold a 33% non-operated participating interest in Block 59, offshore Suriname, where the operator, ExxonMobil Exploration and Production Suriname B.V., is interpreting recently acquired 2D seismic and has completed the acquisition of a 3D seismic survey.
Canada:  We hold a 25% non-operated participating interest in three exploration licenses offshore Newfoundland.  In 2023, the operator, BP Canada, plans to drill one exploration well.
Sales Commitments
We have certain long-term contracts with fixed minimum sales volume commitments for natural gas and NGL production.  At the JDA in the Gulf of Thailand, we have annual minimum net sales commitments of approximately 70 billion cubic feet of natural gas per year through 2025 and approximately 30 billion cubic feet per year in 2026 and 2027.  At the North Malay Basin development project offshore Peninsular Malaysia, we have annual net sales commitments of approximately 55 billion cubic feet per year through 2024.  Our estimated total volume of production subject to these sales commitments is approximately 520 billion cubic feet of natural gas.  We also have multiple minimum delivery commitments in the Bakken for natural gas and NGL with various end dates up through 2032, with total commitments of approximately 90 million boe over the remaining life of the contracts.
We have not experienced any significant constraints in satisfying the committed quantities required by our sales commitments, and we anticipate being able to meet future requirements from available proved and probable reserves, as well as projected third-party supply in the case of NGL.

Selling Prices and Production Costs
The following table presents our average selling prices and average production costs:

	2021	2020	2019
Average Selling Prices (a)
Crude Oil - Per Barrel (Including Hedging)
United States
North Dakota	$55.57	$42.63	$53.19
Offshore	60.09	45.92	59.18
Total United States	56.64	43.56	55.15
Guyana	68.57	46.41	—
Malaysia and JDA	71.00	37.91	61.81
Other (b)	66.39	51.37	65.22
Worldwide	60.08	44.28	56.77

Crude Oil - Per Barrel (Excluding Hedging)
United States
North Dakota	$59.90	$33.87	$53.18
Offshore	64.77	36.55	59.17
Total United States	61.05	34.63	55.14
Guyana	71.07	37.40	—
Malaysia and JDA	71.00	37.91	61.81
Other (b)	69.25	43.42	65.22
Worldwide	63.90	35.52	56.76

Natural Gas Liquids - Per Barrel
United States
North Dakota	$30.74	$11.29	$13.20
Offshore	26.40	8.94	13.31
Worldwide	30.40	11.10	13.21

Natural Gas - Per Mcf
United States
North Dakota	$4.08	$1.27	$1.59
Offshore	3.25	1.23	2.12
Total United States	3.82	1.26	1.83
Malaysia and JDA	5.15	4.47	5.04
Other (b)	3.40	3.41	4.63
Worldwide	4.60	2.98	3.90
Average production (lifting) costs per barrel of oil equivalent produced (c)
United States
North Dakota (d)	$25.87	$17.67	$19.68
Offshore	12.88	11.27	11.27
Total United States	23.27	16.59	17.66
Guyana (e)	17.93	18.25	—
Malaysia and JDA	4.72	5.77	6.07
Other (b)	6.34	22.78	8.87
Worldwide	17.91	15.19	14.93
(a)Includes intercompany transfers valued at approximate market prices, primarily onshore U.S., which include certain processing and distribution fees.
(b)Other includes our interests in Denmark, which were sold in August 2021, and Libya.
(c)Production (lifting) costs consist of amounts incurred to operate and maintain our producing oil and gas wells, related equipment and facilities and transportation costs, including Midstream tariff expense.  Lifting costs do not include costs of finding and developing proved oil and gas reserves, production and severance taxes, or the costs of related general and administrative expenses, interest expense and income taxes.
(d)Includes Midstream tariff expense of $19.23 per boe in 2021 (2020: $13.42 per boe; 2019: $12.89 per boe).
(e)Includes pre-development costs from the operator for future phases of development and Hess internal costs totaling $5.76 per boe in 2021 (2020: $5.11 per boe).

Gross and Net Undeveloped Acreage
At December 31, 2021, gross and net undeveloped acreage amounted to:

	Undeveloped Acreage (a)

	Gross	Net

	(In thousands)
United States	333	279
Guyana	9,873	2,628
Malaysia and JDA	197	98
Libya	3,334	272
Canada	3,405	1,283
Suriname	4,363	1,454
Total (b)	21,505	6,014
(a)Includes acreage held under production sharing contracts.
(b)At December 31, 2021, 65% of our net undeveloped acreage, primarily in Suriname, Canada, and Guyana, is scheduled to expire during the next three years pending results of exploration activities.
Gross and Net Developed Acreage, and Productive Wells
At December 31, 2021 gross and net developed acreage and productive wells amounted to:

	Developed Acreage Applicable to Productive Wells		Productive Wells (a)
			Oil		Gas
	Gross	Net	Gross	Net	Gross	Net

	(In thousands)
United States	839	512	2,887	1,358	11	5
Guyana	95	29	6	2	—	—
Malaysia and JDA	491	245	—	—	121	58
Libya	9,564	782	1,134	93	10	1
Total	10,989	1,568	4,027	1,453	142	64
(a)Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 33 gross wells and 29 net wells.
Exploratory and Development Wells
Net exploratory and net development wells completed during the years ended December 31 were:

	Net Exploratory Wells			Net Development Wells
	2021	2020	2019	2021	2020	2019
Productive wells
United States	—	—	—	48	98	140
Guyana	3	1	2	3	—	2
Malaysia and JDA	—	—	—	2	3	3
Libya	—	—	—	1	—	2
	3	1	2	54	101	147
Dry holes
United States	—	1	—	—	—	—
Guyana (a)	—	—	—	—	—	—
Denmark	—	—	1	—	—	—
	—	1	1	—	—	—
Total	3	2	3	54	101	147
(a)Includes the Koebi-1 well at the Stabroek Block, offshore Guyana, in 2021 and the Tanager-1 well at the Kaieteur Block, offshore Guyana, in 2020.

Number of Wells in the Process of Being Drilled
At December 31, 2021, the number of wells in the process of drilling amounted to:

	Gross Wells	Net Wells
United States	115	20
Guyana (a)	15	5
Malaysia and JDA	6	3
Total	136	28
(a)Includes five gross (and two net) water injection and gas injection wells in process at December 31, 2021.
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
On December 16, 2019, Hess Midstream Partners acquired HIP, including HIP’s 80% interest in Hess Midstream Partners’ oil and gas midstream assets, HIP’s water services business and the outstanding economic general partner interest and incentive distribution rights in Hess Midstream Partners LP.  In addition, Hess Midstream Partners’ organizational structure converted from a master limited partnership into an “Up-C” structure in which Hess Midstream Partners’ public unitholders received newly issued Class A shares in a new public entity named Hess Midstream LP (Hess Midstream), which is taxed as a corporation for U.S. federal and state income tax purposes.  Hess Midstream Partners changed its name to “Hess Midstream Operations LP” (HESM Opco) and became a consolidated subsidiary of Hess Midstream, the new publicly listed entity.  As consideration for the acquisition, Hess received a cash payment of $301 million and approximately 115 million newly issued HESM Opco Class B units.  After giving effect to the acquisition and related transactions, public shareholders of Class A shares in Hess Midstream owned 6% of the consolidated entity on an as-exchanged basis and Hess and GIP each owned 47% of the consolidated entity on an as-exchanged basis, primarily through the sponsors’ ownership of Class B units in HESM Opco that are exchangeable into Class A shares of Hess Midstream on a one-for-one basis.
In March 2021, Hess Midstream completed an underwritten public equity offering of 6.9 million Class A shares held by Hess and GIP. These Class A shares of Hess Midstream were obtained by Hess and GIP through the exchange of 6.9 million of their Class B units of HESM Opco. In August 2021, HESM Opco repurchased 31.25 million Class B units held by Hess and GIP for $750 million. Hess received net proceeds of $375 million. HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due 2030 in a private offering to finance the repurchase. In October 2021, Hess Midstream completed an underwritten public equity offering of approximately 8.6 million Class A Shares held by Hess and GIP. These Class A shares of Hess Midstream were obtained by Hess and GIP through the exchange of approximately 8.6 million of their Class B units of HESM Opco. After giving effect to the above transactions in 2021, public shareholders of Class A shares of Hess Midstream own approximately 13%, and Hess and GIP each own approximately 43.5%, of the consolidated entity on an as-exchanged basis at December 31, 2021.
At December 31, 2021, Midstream assets included the following:
•Natural Gas Gathering and Compression: A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third-party owned or operated wells to the Tioga Gas Plant, Little Missouri 4 Gas Plant, and third-party pipeline facilities.  This gathering system consists of approximately 1,350 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to approximately 450 mmcfd, including an aggregate compression capacity of approximately 325 mmcfd.
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

•Tioga Gas Plant: A natural gas processing and fractionation plant located in Tioga, North Dakota, with a current processing capacity of approximately 400 mmcfd, and cryogenic and fractionation capacity of approximately 80,000 boepd.  In 2020, facility construction for an expansion of the plant to 400 mmcfd from 250 mmcfd was completed. The incremental gas processing capacity was placed in service in the fourth quarter of 2021 following completion of a planned maintenance turnaround which included connecting the expansion and residue NGL takeaway pipelines to the plant. The total processing capacity of 400 mmcfd became available in February 2022.
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
To complement internal capabilities and to help ensure coverage for our global operations, we maintain membership contracts with a network of local, regional and global oil spill response and emergency response organizations.  At the regional and global level, these organizations include CGA, MSRC, MWCC, WWCC and OSRL.  CGA and MSRC are domestic spill response organizations and MWCC provides the equipment and personnel to contain underwater well control incidents in the Gulf of Mexico. WWCC provides firefighting, well control and engineering services globally.  OSRL is a global response organization and is available, when needed, to assist us with any of our assets.  In addition to owning response assets in their own right, the organization maintains business relationships that provide immediate access to additional critical response support services if required.  OSRL’s response assets include nearly 300 recovery and storage vessels and barges, more than 250 skimmers, over 600,000 feet of boom, nine capping stacks and significant quantities of dispersants and other ancillary equipment, including aircraft.  In addition to external well control and oil spill response support, we have contracts with wildlife, environmental, meteorology, incident management, medical and security resources.  If we were to engage these organizations to obtain additional critical response support services, we would fund such services and, where appropriate, seek reimbursement under our insurance coverage, as described below.  In certain circumstances, we pursue and enter into mutual aid agreements with other companies and government cooperatives to receive and provide oil spill response equipment and personnel support.  We maintain close associations with emergency response organizations through our representation on the Executive Committee and Response Network Committee of MWCC, Technical Operations Committee of CGA and Oil Spill and Emergency Response Committee of API. We also maintain regular voting membership in CGA, MSRC and OSRL.
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
The amount of insurance covering physical damage to our property and liability related to negative environmental effects resulting from a sudden and accidental pollution event, excluding windstorm coverage for which we are self-insured, varies by asset, based on the asset's estimated replacement value or the estimated maximum loss.  In the case of a catastrophic event, first party coverage consists of two tiers of insurance.  The first $400 million of coverage is provided through an industry mutual insurance group.  Above this $400 million threshold, insurance is carried which ranges in value up to $535 million in total, depending on the asset coverage level, as described above.  The decrease in the total value of insurance above the $400 million threshold from December 31, 2020 is primarily driven by the sale of our interests in Denmark in August 2021. The insurance programs covering physical damage to our property exclude business interruption protection for our E&P operations.  Additionally, we carry insurance that provides third-party coverage for general liability, and sudden and accidental pollution, up to $850 million, which coverage under a standard joint operating arrangement would be reduced to our participating interest.  Our insurance policies renew at various dates each year.  Future insurance coverage could increase in cost and may include higher deductibles or retentions, or additional exclusions or limitations.  In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are deemed economically acceptable.
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

Government Regulations
The crude oil and natural gas industry is regulated at federal, state, local and foreign government levels. Regulations affecting elements of the energy sector are under continuous review for amendment or expansion over time, which may result in incremental costs of doing business and affect our profitability. See Regulatory, Legal and Environmental Risks in Item 1A. Risk Factors. Compliance with various existing environmental, health and safety regulations is not expected to have a material adverse effect on our financial condition or results of operations. However, increasingly stringent environmental regulations have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general and may reduce demand for our products. We spent approximately $16 million in 2021 for environmental remediation. Additionally, we may be exposed to decommissioning liabilities, including for divested assets. For example, in June 2021, the U.S. Bankruptcy Court approved the bankruptcy plan for Fieldwood Energy LLC (Fieldwood) which includes transferring abandonment obligations of Fieldwood to predecessors in title of certain of its assets, including Hess, who are jointly and severally liable for the obligations. As a result, we recognized a charge of $147 million ($147 million after income taxes) in connection with total estimated abandonment obligations for seven leases in the West Delta Field in the Gulf of Mexico, which we sold to a Fieldwood predecessor in 2004. See Item 3. Legal Proceedings and Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements. The level of other expenditures to comply with federal, state, local and foreign country regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses. For further discussion of environmental, health and safety regulations affecting our business, see Environment, Health and Safety in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Human Capital Management
Corporate Culture and Overview
Our human capital strategy aims to attract, engage and retain our talent by investing in their professional development and providing them with challenging and rewarding opportunities for personal growth. Our workplace culture is guided by our Corporation’s values and reinforced by developing quality leadership, fostering DEI, emphasizing continuous learning, creating opportunities for engagement, driving innovation and embracing Lean processes. We are pursuing a Life at Hess initiative to optimize the work experience for our multigenerational workforce and unlock the discretionary effort that is required to perform at a high level on a sustained basis. The Life at Hess framework encompasses programs, policies and practices, and a listening system that draws on in-person dialogues, pulse polls and data analytics to help leaders understand employees’ experiences and perspectives to inform their decision making.
As of December 31, 2021, we had 1,545 employees globally, as detailed below.

	United States	Guyana	Malaysia and JDA	Libya	Total
Job Category
Executives and Senior Officers	31	—	1	—	32
First and Mid-Level Managers	327	—	60	1	388
Professionals	699	—	78	2	779
Other	343	—	3	—	346
Total	1,400	—	142	3	1,545
Life at Hess
We prioritize the safety of our workforce. Our safety programs and practices are designed to help ensure that everyone, everywhere gets home safe every day. Our continued response to COVID-19 reflects this commitment. A multidisciplinary Hess emergency response team has been overseeing plans and precautions to reduce the risks of COVID-19 in the work environment while maintaining business continuity based on the most current recommendations by government and public health agencies. The Corporation has continued to utilize a variety of health and safety measures including enhanced cleaning procedures and modified work practices such as travel restrictions, health screenings, reduced personnel at offshore platforms and onshore work sites wherever this can be done safely, and remote working arrangements for office workers. We continue to adapt our work policies and benefits to prioritize emotional, mental and physical health and well-being. We are taking a deliberate and measured approach to returning to the physical work environment in each of our office locations.
During 2021, we evolved our Life at Hess initiative for managing culture in periods of change. Particularly in a hybrid remote working environment, the work experience has changed and continues to evolve through:
•Virtual learning opportunities and training,

•Support for remote working effectiveness,
•Mental well-being support, and
•Leadership training and development to help leaders navigate the complex environment of remote working, societal changes, COVID-19 and market dynamics.
Diversity, Equity and Inclusion
In keeping with our values and purpose, we have a longstanding commitment to DEI and taking action to foster a sustainable culture of inclusion for everyone. DEI is a business imperative for improved performance and the innovation needed to accomplish our business goals now and in the future. Additionally, Hess is committed to providing a global workplace free from discrimination and harassment, where everyone can achieve their full potential. We provide equal employment opportunities for all employees and job candidates regardless of race, color, religion, gender, age, sexual orientation, gender identity, creed, national origin, genetic information, disability, veteran status or any other protected status.
Hess’ DEI Council provides executive leadership guidance to embed DEI into our culture and operations to drive progress throughout the organization. Our expectations for an inclusive and diverse workplace and our culture of mutual respect and trust are spelled out in our Code of Conduct and Ethics and related policies and reinforced regularly with employees at every level of our Corporation through regular communication and ongoing training. Additional information regarding our policies and practices, including training, employee engagement initiatives and workforce data, is included in our annual Sustainability Report and annual U.S. Equal Employment Opportunity reporting, which is available on our website at www.hess.com.
During 2021, Hess maintained or improved diversity across levels of our workforce. As detailed below, representation of women and minorities among all employees improved from 2020 to 2021. Overall, women increased by 1% and minorities increased by 2%, with notable improvements at the Executive and Professional levels. Our increased strategic focus on DEI including our talent practices and diversity outreach programs contributed to this improvement. In August 2021, we hired a DEI leader to develop a tailored, long-term strategy that defines our objectives and strategies to advance DEI now and in the future. Additionally, workforce activity and trends such as employee turnover, promotions, DEI and development metrics, along with qualitative information such as program development and progress, are shared with our Board of Directors annually, with more detailed reviews by the Compensation and Management Development Committee throughout the year.

	Women (U.S. and International)			Minorities (a) (U.S. Based Employees)
	2021	2020	2019	2021	2020	2019
Job Category
Executives and Senior Officers	16%	13%	16%	19%	13%	13%
First and Mid-Level Managers	23%	23%	22%	20%	20%	19%
Professionals	34%	32%	31%	30%	27%	26%
Other	19%	17%	18%	16%	16%	17%
Total	27%	26%	26%	24%	22%	22%
(a)As defined by the U.S. Department of Labor.
Compensation and Benefits Programs
Our compensation and benefits programs are focused on attracting and retaining a highly skilled workforce in a rapidly changing industry. We benchmark our compensation programs annually through industry specific surveys and conduct an annual review to identify and address compensation inequities. Our Corporation maintains an annual incentive plan that applies to all employees, including executive officers, that shares the same enterprise performance metrics for all participants. In addition, we provide a comprehensive wellness program that addresses physical wellness and focuses on the financial, social and emotional well-being of our employees.

Information about our Executive Officers
The following table presents information as of March 1, 2022 regarding executive officers of the Corporation:

Name	Age	Office Held* and Business Experience	Year Individual Became an Executive Officer
John B. Hess	67	Chief Executive Officer and Director Mr. Hess has been Chief Executive Officer of the Corporation since 1995 and employed by the Corporation since 1977. He has over 40 years of experience in the oil and gas industry.	1983
Gregory P. Hill	60	President and Chief Operating Officer Mr. Hill has been Chief Operating Officer since 2014 and President of the Corporation’s worldwide Exploration and Production business since joining the Corporation in January 2009. Prior to joining the Corporation, Mr. Hill spent 25 years at Royal Dutch Shell and its affiliates in a variety of operations, engineering, technical and managerial roles in Asia-Pacific, Europe and the United States.	2009
Timothy B. Goodell	64	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer Mr. Goodell has been General Counsel of the Corporation since 2009, Corporate Secretary since 2016, Chief Compliance Officer since 2017 and Executive Vice President since 2020. Prior to joining the Corporation in 2009, he was a partner at the law firm of White & Case, LLP where he spent 25 years.	2009
John P. Rielly	59	Executive Vice President and Chief Financial Officer Mr. Rielly has been Chief Financial Officer of the Corporation since 2004 and Executive Vice President since 2020. Mr. Rielly previously served as Vice President and Controller of the Corporation from 2001 to 2004. Prior to joining the Corporation in 2001, he was a Partner at Ernst & Young, LLP where he was employed for 17 years.	2002
Richard Lynch	64	Senior Vice President, Technology and Services Mr. Lynch has been Senior Vice President, Technology and Services of the Corporation since 2018. Mr. Lynch previously was Senior Vice President Global Developments, Drilling and Completions from 2014. Prior to joining the Corporation in 2014, Mr. Lynch spent over 30 years in well delivery and operations, as well as project and asset management, with BP plc and ARCO.	2018
Gerbert Schoonman	56	Senior Vice President, Global Production Mr. Schoonman has been Senior Vice President, Global Production of the Corporation since January 2020. Since joining the Company in 2011, he served in various operational leadership roles, including as Vice President, Production – Asia Pacific, from January 2011 through August 2012; Vice President, Onshore – Bakken from September 2012 through December 2016; and most recently, as Vice President, Offshore since January 2017. Prior to joining the Corporation, he spent 20 years with Royal Dutch Shell where he served in operational and leadership roles.	2020
Andrew Slentz	60	Senior Vice President, Human Resources and Office Management Mr. Slentz has been Senior Vice President, Human Resources of the Corporation since April 2016 and responsible for Office Management since 2018. Prior to joining the Corporation in 2016, Mr. Slentz served as Executive Vice President of Administration and Human Resources at Peabody Energy since 2010. Mr. Slentz has over 25 years in human resources experience at large international public companies.	2016
Barbara Lowery-Yilmaz	65	Senior Vice President and Chief Exploration Officer Ms. Lowery-Yilmaz has been the Senior Vice President, Exploration of the Corporation since August 2014. Ms. Lowery-Yilmaz has over 30 years of oil and gas industry experience in exploration and technology with BP plc and its affiliates including senior leadership roles.	2014
*All officers referred to herein hold office in accordance with the By-laws until the first meeting of directors in connection with the annual meeting of stockholders of the Registrant and until their successors shall have been duly chosen and qualified.  Each of said officers was elected to the office opposite their name on June 1, 2021.
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
Market and Third-Party Risks
Our business and operating results are highly dependent on the market prices of crude oil, NGL and natural gas, which can be very volatile.  Our estimated proved reserves, revenue, operating cash flows, operating margins, liquidity, financial condition and future earnings are highly dependent on the benchmark market prices of crude oil, NGL and natural gas, and our associated realized price differentials, which are volatile and influenced by numerous factors beyond our control.  The major foreign oil producing countries, including members of OPEC, may exert considerable influence over the supply and price of crude oil and refined petroleum products.  Their ability to agree on a common policy on rates of production and other matters may have a significant impact on the oil markets.  Other factors include, but are not limited to: worldwide and domestic supplies of and demand for crude oil, NGL and natural gas, political conditions and events (including weather, instability, changes in governments, armed conflict, economic sanctions and outbreaks of infectious diseases, such as COVID-19) around the world and in particular in crude oil or natural gas producing regions, the cost of exploring for, developing and producing crude oil, NGL and natural gas, the price and availability of alternative fuels or other forms of energy, the effect of energy conservation and environmental protection efforts and overall economic conditions globally.  The sentiment of commodities trading markets as well as other supply and demand factors, including COVID-19, may also influence the selling prices of crude oil, NGL and natural gas. Average benchmark prices for 2021 were $68.08 per barrel for WTI (2020: $39.34; 2019: $57.04) and $70.95 per barrel for Brent (2020: $43.21; 2019: $64.16).  In order to manage the potential volatility of cash flows and credit requirements, we maintain significant bank credit facilities. An inability to access, renew or replace such credit facilities or access other sources of funding as they mature would negatively impact our liquidity. Furthermore, from time to time we have entered into, and may in the future enter into or modify, commodity price hedging arrangements to manage commodity price volatility. These arrangements may limit potential upside from commodity price increases, or expose us to additional risks, such as counterparty credit risk, which could adversely impact our cash flow, liquidity or financial condition.
Our business and operations have been and may continue to be adversely affected by COVID-19 or other similar public health developments and related changes to demand for oil and natural gas. Since 2020, COVID-19 and related actions taken by governments and businesses, including voluntary and mandatory quarantines and travel and other restrictions, have significantly impacted economic activity. As a result of COVID-19, our operations, and those of our business partners, service companies and suppliers, have experienced and may continue to experience further adverse effects, including but not limited to: disruptions, delays or temporary suspensions of operations, including shut-ins of production; temporary inaccessibility or closures of facilities; supply chain issues; and workforce impacts from illness, school closures and other community response measures. We have implemented a variety of health and safety measures, including enhanced cleaning procedures and modified work practices, such as travel restrictions, health screenings, vaccination policies, reduced personnel at offshore platforms and onshore work sites, wherever such reduction can be done safely, and remote working arrangements for office workers. There is no certainty that these or any other future measures will be sufficient to mitigate the risks posed by the virus and its variants, including the risk of infection of key employees, and our ability to perform certain functions could be impaired by these new business practices. For example, our reliance on technology has necessarily increased due to our use of remote communications and other work-from-home practices, which could make us more vulnerable to cyber-attacks. To the extent we or our business partners, service companies or suppliers continue to experience restrictions or other effects, our financial condition, results of operations and future expansion projects may be adversely affected.
In addition to the global health concerns, COVID-19 negatively affected the U.S. and global economy and the demand for oil and natural gas. The prolonged continuation or amplification of the outbreak of COVID-19 could result in further economic downturn that may affect our operating results in the long-term. Furthermore, the effects of COVID-19 and concerns regarding the global spread of its variants negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility and adversely affected the demand for and marketability of crude oil, natural gas and NGL. Containment measures implemented to mitigate the spread of COVID-19 and its variants could continue to be widespread and lead to sustained adoption of certain behavioral changes, such as reduced travel and enhanced work-from-home policies, which could result in further reductions in demand for and consumption of energy commodities. A reduction in consumer demand for crude oil, natural gas and NGL could require further curtailments and shut-ins of production by the industry and further increase the costs of commercial storage and midstream contracts.
The timeline and potential magnitude of COVID-19 remains unknown and will depend on future developments, including, among others, the global availability of vaccines, the efficacy of vaccines against variants and the extent to which normal economic and operating conditions resume. In the event one or more of our business partners is adversely affected by COVID-19 or the current market environment, that may impact our costs and ability to conduct business with them. In addition, we may face an increased risk of changes in the regulation related to our business resulting from COVID-19, such as the imposition of limitations on our workforce's ability to access our facilities. We also are subject to litigation risk and possible loss contingencies related to COVID-19, including with respect to commercial contracts, employee matters and insurance arrangements. We may experience decreases in production and proved reserves, additional asset impairments, and other accounting charges if demand for crude oil, natural gas and NGL decreases. A sustained extension of the current market environment may make it more difficult to comply with covenants and other restrictions in agreements governing our debt, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity.
As the impact from COVID-19 remains difficult to predict, the extent to which it may negatively affect our operating results is uncertain. Any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control.
We do not always control decisions made under joint operating agreements and the parties under such agreements may fail to meet their obligations. We conduct many of our E&P operations through joint operating agreements with other parties under which we may not control decisions, either because we do not have a controlling interest or are not operator under the agreement. There is risk that these parties may at any time have economic, business, or legal interests or goals that are inconsistent with ours, and therefore decisions may be made which are not what we believe is in our best interest. Moreover, parties to these agreements may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. For example, in June 2021, the U.S. Bankruptcy Court approved the bankruptcy plan for Fieldwood which includes transferring abandonment obligations of Fieldwood to us and other predecessors in title of certain of its assets, who are jointly and severally liable for the obligations. See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements. As a result, actions of our contractual counterparties may adversely affect the value of our investments and result in increased costs or liabilities.
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
There are inherent uncertainties in estimating quantities of proved reserves and discounted future net cash flows, and actual quantities may be lower than estimated. Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues from those reserves. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities of our proved reserves and the related future net revenues. In addition, reserve estimates may be subject to downward or upward changes based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices, production sharing contracts, which may decrease reserves as crude oil and natural gas prices increase, and other factors. Crude oil prices declined in 2020 and 2019, relative to comparative periods, resulting in reductions to our reported proved reserves. In contrast, crude oil prices improved in 2021, relative to the preceding year, resulting in increases to our proved reserves. If crude oil prices in 2022 average below prices used to determine proved reserves at December 31, 2021, it could have an adverse effect on our estimates of proved reserve volumes and on the value of our business. See Crude Oil and Natural Gas Reserves in Critical Accounting Policies and Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Catastrophic and other events, whether naturally occurring or man-made, may materially affect our operations and financial condition. Our oil and gas operations are subject to numerous risks and hazards inherent to operating in the crude oil and natural gas industry, including catastrophic events, which may damage or destroy assets, interrupt operations, result in personal injury and have other significant adverse effects. These events include unexpected drilling conditions, pressure conditions or irregularities in reservoir formations, equipment malfunctions or failures, derailments, fires, explosions, blowouts, cratering, pipeline interruptions and ruptures, hurricanes, severe weather, geological events, shortages in availability of skilled labor, cyber-attacks or health measures related to COVID-19. We maintain insurance coverage against many, but not all, potential losses and liabilities in amounts we deem prudent, including for property and casualty losses. There can be no assurance that such insurance will adequately protect us against liability from all potential consequences and damages. For example, we are self-insured against physical damage to property and liability related to windstorms. In 2021 and 2020, hurricane-related downtime reduced net production by 4,000 boepd and 8,000 boepd, respectively, and hurricane related maintenance and repair costs were approximately $7 million in both 2021 and 2020. Moreover, some forms of insurance may be unavailable in the future or be available only on terms that are deemed economically unacceptable. In addition, the frequency and severity of weather conditions which impact our business activities may also be impacted by the effects of climate change. Energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate change. Increased energy use due to weather changes may require us to invest in order to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. To the extent the frequency of extreme weather events increases, this could adversely impact our business, results of operations and financial condition.
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
The alteration or discontinuation of LIBOR may adversely affect our borrowing costs. Certain borrowings on our credit facilities may use LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures are expected to cause LIBOR to be discontinued after June 30, 2023 or to perform differently than in the past. In the U.S., the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has proposed SOFR as an alternative to LIBOR. At this time, the consequences of these developments cannot be entirely predicted, but could include fluctuations in interest rates or an increase in the cost of our credit facility borrowings.
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
We are prioritizing sustainable energy practices to further reduce our carbon footprint while at the same time remaining a successful operating public company. However, various key stakeholders, including our stockholders, employees, suppliers, customers, local communities and others, may have differing approaches to climate change initiatives. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholders' trust and thereby affect our reputation. As a result of heightened public awareness and attention to climate change and sustainability as well as continued regulatory initiatives to reduce the use of petroleum fuels, demand for crude oil and other hydrocarbons may be reduced, which may have an adverse effect on our sales volumes, revenues and margins. The imposition and enforcement of stringent GHG emissions reduction requirements could severely and adversely impact the oil and gas industry and therefore significantly reduce the value of our business. Shareholder activism has been recently increasing in our industry, and stockholders may attempt to effect changes to our business or governance, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise. In addition, certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in oil and gas activities due to concerns about climate change, which could make it more difficult to finance our business. Furthermore, increasing attention to climate change risks and sustainability has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business. For example, beginning in 2017, certain states, municipalities and private associations in California, Delaware, Maryland, Rhode Island and South Carolina separately filed lawsuits against oil, gas and coal producers, including us, for alleged damages purportedly caused by climate change. Such actions could adversely impact our business by distracting management and other personnel from their primary responsibilities, require us to incur increased costs, and/or result in reputational harm.
We are subject to changing laws and regulations and other governmental actions that can significantly and adversely affect our business. Political or regulatory developments and governmental actions, including federal, state, local, territorial and foreign laws and regulations may adversely affect our operations and those of our counterparties with whom we have contracted, which may affect our financial results. These actions could result in tax increases retroactively through tax claims or prospectively through changes to applicable statutory tax rates, modification of the tax base, or imposition of new tax types. Additionally, governmental actions could include post-production deductions from royalty payments; limitations or prohibitions on the sales of new oil and gas leases or extensions on existing oil and gas leases; adverse court decisions with respect to the sale of new and existing oil and gas leases; expropriation or nationalization of property; mandatory government participation, cancellation or amendment of contract rights; imposition of capital controls or blocking of funds; changes in import and export regulations; the imposition of tariffs; and anti-bribery or anti-corruption laws. In recent years, proposals for limitations on access to oil and gas exploration and development opportunities and related litigation have grown in certain areas and may include efforts to reduce access to public and private lands; restriction of exploration and production activities within government-owned and other lands; delaying or canceling permits for drilling or pipeline construction; restrictions or changes to existing pipeline easements; limiting or banning industry techniques such as hydraulic fracturing and/or adding restrictions on the use of water and associated disposal; imposition of set-backs on oil and gas sites; reduction of sulfur content in bunker fuel; delaying or denying air-quality or siting permits; advocating for increased regulations, punitive taxation, or citizen ballot initiatives or moratoriums on industry activity; and the use of social media channels to cause reputational harm. Costs associated with responding to these anti-development efforts or complying with any new legal or regulatory requirements could significantly and adversely affect our business, financial condition and results of operations.
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
One of our subsidiaries is the general partner of a publicly traded limited partnership, Hess Midstream LP. The responsibilities associated with being a general partner expose us to a broader range of legal liabilities. Our control of Hess Midstream LP bestows upon us additional duties and obligations including, but not limited to, the obligations associated with managing potential conflicts of interests and additional reporting requirements from the Securities and Exchange Commission. These heightened duties expose us to additional potential for legal claims that may have a material negative economic impact on our stockholders. Moreover, these increased duties may lead to an increase in compliance costs.
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
We, along with many companies that have been or continue to be engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of MTBE in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us. The principal allegation in all cases was that gasoline containing MTBE was a defective product and that these producers and refiners are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. The majority of the cases asserted against us have been settled. There are two remaining active cases, filed by Pennsylvania and Maryland. In June 2014, the Commonwealth of Pennsylvania filed a lawsuit alleging that we and all major oil companies with operations in Pennsylvania, have damaged the groundwater by introducing thereto gasoline with MTBE. The Pennsylvania suit has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York. In December 2017, the State of Maryland filed a lawsuit alleging that we and other major oil companies damaged the groundwater in Maryland by introducing thereto gasoline with MTBE. The suit, filed in Maryland state court, was served on us in January 2018 and has been removed to federal court by the defendants.
In September 2003, we received a directive from the NJDEP to remediate contamination in the sediments of the Lower Passaic River. The NJDEP is also seeking natural resource damages. The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned. We and over 70 companies entered into an Administrative Order on Consent with the EPA to study the same contamination; this work remains ongoing. We and other parties settled a cost recovery claim by the State of New Jersey and agreed with the EPA to fund remediation of a portion of the site. On March 4, 2016, the EPA issued a ROD in respect of the lower eight miles of the Lower Passaic River, selecting a remedy that includes bank-to-bank dredging at an estimated cost of $1.38 billion. The ROD does not address the upper nine miles of the Lower Passaic River or the Newark Bay, which may require additional remedial action. In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River. Given that the EPA has not selected a final remedy for the entirety of the Lower Passaic River or the Newark Bay, total remedial costs cannot be reliably estimated at this time. Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because our former terminal did not store or use contaminants which are of concern in the river sediments and could not have contributed contamination along the river’s length. Further, there are numerous other parties who we expect will bear the cost of remediation and damages.
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
In August 2020, Fieldwood and related entities filed for bankruptcy relief under Chapter 11 of the U.S. Bankruptcy Code. Fieldwood’s Bankruptcy Plan, which was approved by the U.S. Bankruptcy Court in June 2021, includes the abandonment of certain assets, including seven offshore Gulf of Mexico leases and related facilities in the West Delta Field that were formerly owned by us and sold to a Fieldwood predecessor in 2004, and the discharge of Fieldwood’s obligation to decommission these facilities. As a result, in October 2021 and February 2022, we received decommissioning orders from the BSEE requiring us to decommission certain wells and related facilities located on six of the seven West Delta leases. We expect to receive additional orders covering the remainder of the West Delta decommissioning obligations in the near future and are actively engaged with the BSEE to agree on the scope and timing of decommissioning activities. Our decommissioning obligation derives from our former ownership of the facilities. We are seeking contribution from other parties that owned an interest in the facilities. As of December 31, 2021, we have a liability of $147 million representing total estimated abandonment obligations in the West Delta Field. Potential recoveries from other parties that previously owned an interest in the West Delta Field have not been recognized as of December 31, 2021.
We are also involved in other judicial and administrative proceedings from time to time in addition to the matters described above, including claims related to post-production deductions from royalty payments. We may also be exposed to future decommissioning liabilities for divested assets in the event the current or future owners of facilities previously owned by us are determined to be unable to perform such actions, whether due to bankruptcy or otherwise. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters before a loss or range of loss can be reasonably estimated for any proceeding.
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
Our common stock is traded principally on the New York Stock Exchange (ticker symbol: HES).  At January 31, 2022, there were 2,725 stockholders (based on the number of holders of record) who owned a total of 309,745,523 shares of common stock.  In 2021, 2020 and 2019, cash dividends on common stock totaled $1.00 per share per year ($0.25 per quarter).
Performance Graph
Set forth below is a line graph comparing the five-year shareholder returns on a $100 investment in our common stock assuming reinvestment of dividends, against the cumulative total returns for the following:
•Standard & Poor’s (S&P) 500 Stock Index, which includes us.
•2021 Proxy Peer Group comprising 12 oil and gas peer companies, including us, as disclosed in our 2021 Proxy Statement. In 2021, Cabot Oil & Gas Corporation merged with Cimarex Energy Company to form Coterra Energy, Inc.

Comparison of Five-Year Shareholder Returns
Years Ended December 31,

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021

	2016	2017	2018	2019	2020	2021
Hess Corporation	$100.00	$77.93	$67.69	$113.54	$91.75	$130.39
S&P 500	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28
Proxy Peer Group	$100.00	$101.02	$88.84	$92.59	$60.57	$113.53

Share Repurchase Activities
Our Board of Directors have authorized common stock repurchases of up to $7.5 billion under our stock repurchase plan. There were no share repurchases for the year ended December 31, 2021. Since initiation of the buyback program in August 2013, total shares repurchased through December 31, 2021 amounted to 91.9 million at a total cost of $6.85 billion including transaction fees.
Equity Compensation Plans
Following is information related to our equity compensation plans at December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights *		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column*)
Equity compensation plans approved by security holders	2,086,722	(a)	$61.15	23,601,465	(b)
Equity compensation plans not approved by security holders	—		—	—
(a)This amount includes 2,086,722 shares of common stock issuable upon exercise of outstanding stock options.  This amount excludes 733,586 performance share units (PSUs) for which the number of shares of common stock to be issued may range from 0% to 200% based on our total shareholder return (TSR) relative to the TSR of a predetermined group of peer companies over a three‑year performance period ending December 31 of the year prior to settlement of the grant.  Beginning with the PSUs granted in 2020, the Corporation's TSR is compared to the TSR of a predetermined group of peer companies and the S&P 500 index over the three-year performance period. In addition, this amount also excludes 1,616,316 shares of common stock issued as restricted stock pursuant to our equity compensation plans.
(b)These securities may be awarded as stock options, restricted stock, PSUs or other awards permitted under our equity compensation plan.
See Note 14, Share‑based Compensation in the Notes to Consolidated Financial Statements for further discussion of our equity compensation plans.
Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-K in Item 8, and the information set forth in Risk Factors under Item 1A.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations omits certain discussions of our financial condition and results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019, which can be found in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 1, 2021, and such comparisons are incorporated herein by reference.
Index
Overview
Consolidated Results of Operations
Liquidity and Capital Resources
Critical Accounting Policies and Estimates

Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the Block. The Liza Phase 1 development achieved first production in December 2019, and has a nameplate production capacity of approximately 120,000 gross bopd. The Liza Phase 2 development achieved first production in February 2022, and is expected to reach its production capacity of approximately 220,000 gross bopd later in 2022 as operations are safely brought online. A third development, Payara, was sanctioned in the third quarter of 2020 and is expected to achieve first production in 2024, with production capacity of approximately 220,000 gross bopd. A fourth development, Yellowtail, was submitted to the government of Guyana for approval in the fourth quarter of 2021. Pending government approval and project sanctioning, the project is expected to have a capacity of approximately 250,000 gross bopd with first production anticipated in 2025. We currently plan to have six FPSOs with an aggregate expected production capacity of more than 1 million gross bopd on the Stabroek Block in 2027, and the potential for up to ten FPSOs to develop the current discovered recoverable resource base.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 43.5% consolidated ownership interest in Hess Midstream LP at December 31, 2021, provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
Climate Change, Energy Transition and Our Strategy
We believe climate risks can and should be addressed while at the same time providing safe, affordable and reliable energy necessary to ensure human welfare and global economic development in the context of the United Nations Sustainable Development Goals. The IEA's 2021 World Energy Outlook provides four scenarios of global energy demand in 2040 based on varying levels of global response to climate change. Under all of the IEA scenarios, oil and natural gas are expected to be needed for decades to come and we expect that significant investment will be required to meet the world’s projected growing energy needs, both in renewable energy sources and in oil and gas.
Our strategy is to grow our resource base, have a low cost of supply and sustain cash flow growth. Our strategy aligns with the energy transition needed to achieve the IEA's Sustainable Development Scenario, which reflects the major changes that would be required to reach the energy-related Sustainable Development Goals of the United Nations.
Our commitment to sustainability starts with our Board of Directors and senior management and is reinforced throughout our organization. Our Board of Directors, led by its Environmental, Health and Safety Committee, is actively engaged in overseeing Hess’ sustainability practices so that sustainability risks and opportunities are taken into account when making strategic decisions. Our Board’s Compensation and Management Development Committee has tied executive compensation to advancing our environmental, health and safety goals. We also have an executive led task force to consider our medium and longer term climate strategy.

In 2021, we announced our new five year GHG reduction targets for 2025, which are to reduce operated Scope 1 and 2 GHG emissions intensity by approximately 44% and methane emissions intensity by approximately 52% from 2017. In January 2022, we announced our plan to reduce routine flaring at Hess operated assets to zero by the end of 2025. Our business planning includes actions we expect to undertake to continue reducing our carbon footprint consistent with our targets. We also conduct annual scenario planning as a methodology to assess our portfolio’s resilience to differing scenarios of energy supply and demand over the longer term, and to inform our understanding of future risks and opportunities in relation to the potential evolution of energy demand, energy mix, the emergence of new technologies, and possible changes by policymakers with respect to greenhouse gas emissions and climate change.
2022 Outlook
Following the startup of the Liza Phase 2 project in February 2022, we repaid the remaining $500 million outstanding under our $1 billion term loan and we announced a 50 percent increase in our quarterly dividend on common stock. Our E&P capital and exploratory expenditures are projected to be approximately $2.6 billion in 2022.  Capital investment for our Midstream operations is expected to be approximately $235 million.  Oil and gas net production in 2022 is forecast to be in the range of 325,000 boepd to 330,000 boepd excluding Libya. For 2022, we have hedged 90,000 bopd with WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $100 per barrel, and 60,000 bopd with Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $105 per barrel.
Net cash provided by operating activities was $2,890 million in 2021, compared with $1,333 million in 2020, while net cash provided by operating activities before changes in operating assets and liabilities was $2,991 million in 2021 and $1,803 million in 2020.  In 2022, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at December 31, 2021 will be sufficient to fund our capital investment program, dividends, and the recent repayment of the remaining $500 million outstanding under our $1 billion term loan. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.
Consolidated Results
Net income attributable to Hess Corporation was $559 million in 2021 compared with a net loss of $3,093 million in 2020.  Excluding items affecting comparability of earnings between periods summarized on page 32, adjusted net income was $677 million in 2021 compared with an adjusted net loss of $894 million in 2020.  Annual net production averaged 315,000 boepd and 331,000 boepd in 2021 and 2020, respectively.  Total proved reserves were 1,309 million boe and 1,170 million boe at December 31, 2021 and December 31, 2020, respectively.
Significant 2021 Activities
The following is an update of significant E&P activities during 2021:
E&P assets:
•In North Dakota, net production from the Bakken shale play averaged 156,000 boepd in 2021 (2020: 193,000 boepd), primarily due to the impact of lower drilling activity caused by a reduction in rig count from six to one during the first half of 2020, lower NGL and natural gas volumes received under percentage of proceeds contracts, curtailed production related to the planned Tioga Gas Plant maintenance turnaround completed in the third quarter of 2021, and the sale of our Little Knife and Murphy Creek nonstrategic acreage interests in the second quarter of 2021, which contributed net production of 2,000 boepd in 2021 (2020: 6,000 boepd). Net oil production was 80,000 bopd in 2021 compared with 107,000 bopd in 2020. NGL and natural gas volumes received under percentage of proceeds contracts were 11,000 boepd in 2021 compared with 21,000 boepd in 2020 as higher realized NGL prices in 2021 reduced the volumes received as consideration for gas processing fees.
Prior to COVID-19, we were operating six rigs in the Bakken, but reduced the rig count to one in May 2020 in response to the sharp decline in crude oil prices. We added a second operated rig in the Bakken in February 2021 and a third operated rig in September 2021. We drilled 63 wells and brought 51 wells on production in 2021, bringing the total operated production wells to 1,599 at December 31, 2021. We forecast net production from the Bakken to be in the range of 160,000 boepd to 165,000 boepd in 2022.
•In the Gulf of Mexico, net production averaged 45,000 boepd in 2021 (2020: 56,000 boepd) primarily due to the sale of the Shenzi Field in November 2020. Net production from the Shenzi Field was 9,000 boepd in 2020.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production from the Liza Phase 1 development averaged 30,000 bopd in 2021 (2020: 20,000 bopd) following first production in December 2019 from the Liza Destiny FPSO. The Liza

Destiny has a nameplate production capacity of approximately 120,000 gross bopd and in 2022 its production capacity is expected to increase to more than 140,000 gross bopd following production optimization work.
The Liza Phase 2 development, which was sanctioned in 2019, began producing oil in February 2022 from the Liza Unity FPSO. The Liza Unity is expected to reach its production capacity of approximately 220,000 gross bopd later in 2022 as operations are safely brought online.
For 2022, net production from Guyana is expected to be in the range of 65,000 bopd to 70,000 bopd, reflecting the ramp in production during the year from Liza Phase 2.
The Payara Field development was sanctioned in 2020 and will utilize the Prosperity FPSO, which will have the capacity to produce up to 220,000 gross bopd, with first production expected in 2024. Ten drill centers with a total of 41 wells are planned, including 20 production wells and 21 injection wells.
A fourth development, Yellowtail, was submitted to the government of Guyana for approval in the fourth quarter of 2021. Pending government approval and project sanctioning, the project is expected to have a capacity of 250,000 gross bopd with first production anticipated in 2025.
In addition to the first four developments, planning is underway for additional FPSOs.  The ultimate sizing and order of these potential developments will be a function of further exploration and appraisal drilling.
In 2021, four successful exploration wells and seven successful appraisal wells were drilled on the Stabroek Block.  For 2022, the operator plans to operate six drillships and drill approximately 12 exploration and appraisal wells during the year.
•In the Gulf of Thailand, net production from Block A‑18 of the JDA averaged 36,000 boepd in 2021 (2020: 29,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay Basin averaged 25,000 boepd in 2021 (2020: 23,000 boepd).  During 2021, we continued the drilling program at North Malay Basin, and we commenced a multi-year drilling program at JDA in the first half of the year.
•We completed the sale of our interests in Denmark in August for net cash consideration of approximately $130 million, after normal closing adjustments. Net production from Denmark was 3,000 boepd in 2021.
The following is an update of significant Midstream activities during 2021:
•In March 2021, Hess Midstream completed an underwritten public offering of 6.9 million Class A shares held by Hess and GIP. As a result of this transaction, Hess received net proceeds of $70 million.
•In August 2021, HESM Opco repurchased 31.25 million Class B units held by Hess and GIP for $750 million, with Hess receiving net proceeds of $375 million. HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due 2030 in a private offering to finance the repurchase.
•In October 2021, Hess Midstream completed an underwritten public offering of approximately 8.6 million Class A shares held by Hess and GIP. As a result of this transaction, Hess received net proceeds of $108 million.
•Facility construction for an expansion of the Tioga Gas Plant to 400 mmcfd from 250 mmcfd was completed in 2020. The incremental gas processing capacity was placed in service in the fourth quarter of 2021 following completion of a planned maintenance turnaround which included connecting the expansion and residue NGL takeaway pipelines to the plant. The total processing capacity of 400 mmcfd became available in February 2022.

Liquidity and Capital and Exploratory Expenditures
At December 31, 2021, cash and cash equivalents were $2,713 million (2020: $1,739 million), consolidated debt was $8,458 million (2020: $8,296 million), and our debt to capitalization ratio (as defined in the credit agreement for our revolving credit facility and the term loan agreement) was 42.3% (2020: 47.5%).  Hess Midstream debt, which is nonrecourse to Hess Corporation, was $2,564 million at December 31, 2021 (2020: $1,910 million).
Capital and exploratory expenditures were as follows (in millions):

	2021	2020	2019
E&P Capital and Exploratory Expenditures:
United States
North Dakota	$522	$661	$1,312
Offshore and other	103	258	471
Total United States	625	919	1,783
Guyana	1,016	743	783
Malaysia and JDA	154	99	109
Other (a)	34	25	68
E&P Capital and Exploratory Expenditures	$1,829	$1,786	$2,743

Exploration Expenses Charged to Income Included Above:
United States	$90	$91	$105
International	41	17	62
Total Exploration Expenses Charged to Income included above	$131	$108	$167

Midstream Capital Expenditures:
Midstream Capital Expenditures (b)	$183	$253	$416
(a)Other includes our interests in Denmark (which were sold in August 2021), Libya and certain non-producing countries.
(b)Excludes equity investments of $33 million in 2019.
In 2022, we project our E&P capital and exploratory expenditures will be approximately $2.6 billion and Midstream capital expenditures to be approximately $235 million.
Consolidated Results of Operations
Results by Segment:
The after-tax income (loss) by major operating activity is summarized below:

	2021	2020	2019

	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$770	$(2,841)	$53
Midstream	286	230	144
Corporate, Interest and Other	(497)	(482)	(605)
Total	$559	$(3,093)	$(408)
Net Income (Loss) Attributable to Hess Corporation Per Common Share - Diluted (a)	$1.81	$(10.15)	$(1.37)
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

Items Affecting Comparability of Earnings Between Periods:
The following table summarizes items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods.  The items in the table below are explained on pages 37 through 40.

	2021	2020	2019

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After Income Taxes:
Exploration and Production	$(118)	$(2,198)	$63
Midstream	—	—	(16)
Corporate, Interest and Other	—	(1)	(174)
Total	$(118)	$(2,199)	$(127)
The following table presents the pre-tax amount of items affecting comparability of income (expense) by financial statement line item in the Statement of Consolidated Income on page 55.  The items in the table below are explained on pages 37 through 40.

	Before Income Taxes
	2021	2020	2019

	(In millions)
Gains on asset sales, net	$29	$79	$22
Other, net	—	—	(88)
Marketing, including purchased oil and gas	—	(53)	(21)
Operating costs and expenses	—	(20)	—
Exploration expenses, including dry holes and lease impairment	—	(153)	—
General and administrative expenses	—	(6)	(30)
Impairment and other	(147)	(2,126)	—
Total Items Affecting Comparability of Earnings Between Periods, Pre-Tax	$(118)	$(2,279)	$(117)
Reconciliations of GAAP and Non-GAAP Measures:
The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	2021	2020	2019

	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$559	$(3,093)	$(408)
Less: Total items affecting comparability of earnings between periods, after-tax	(118)	(2,199)	(127)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$677	$(894)	$(281)
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	2021	2020	2019

	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$2,890	$1,333	$1,642
Changes in operating assets and liabilities	101	470	595
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$2,991	$1,803	$2,237
Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 37 through 40. Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
Comparison of Results
Exploration and Production
Following is a summarized statement of income for our E&P operations:

	2021	2020	2019

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$7,473	$4,667	$6,495
Gains on asset sales, net	29	79	22
Other, net	64	31	51
Total revenues and non-operating income	7,566	4,777	6,568
Costs and Expenses
Marketing, including purchased oil and gas	2,119	1,067	1,849
Operating costs and expenses	965	895	971
Production and severance taxes	172	124	184
Midstream tariffs	1,094	946	722
Exploration expenses, including dry holes and lease impairment	162	351	233
General and administrative expenses	191	206	204
Depreciation, depletion and amortization	1,361	1,915	1,977
Impairment and other	147	2,126	—
Total costs and expenses	6,211	7,630	6,140
Results of Operations Before Income Taxes	1,355	(2,853)	428
Provision (benefit) for income taxes	585	(12)	375
Net Income (Loss) Attributable to Hess Corporation	$770	$(2,841)	$53
Excluding the E&P items affecting comparability of earnings between periods in the table on page 37, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, DD&A expense, exploration expenses and income taxes, as discussed below.

Selling Prices: Average worldwide realized crude oil selling prices, including hedging, were 36% higher in 2021 compared with the prior year, primarily due to the increase in Brent and WTI crude oil prices.  In addition, realized worldwide selling prices for NGL increased in 2021 by 174% and worldwide natural gas prices increased in 2021 by 54%, compared with the prior year.  In total, higher realized selling prices improved after-tax results by approximately $1,430 million, compared with 2020.  Our average selling prices were as follows:

	2021	2020	2019
Average Selling Prices (a)
Crude Oil - Per Barrel (Including Hedging)
United States
North Dakota	$55.57	$42.63	$53.19
Offshore	60.09	45.92	59.18
Total United States	56.64	43.56	55.15
Guyana	68.57	46.41	—
Malaysia and JDA	71.00	37.91	61.81
Other (b)	66.39	51.37	65.22
Worldwide	60.08	44.28	56.77

Crude Oil - Per Barrel (Excluding Hedging)
United States
North Dakota	$59.90	$33.87	$53.18
Offshore	64.77	36.55	59.17
Total United States	61.05	34.63	55.14
Guyana	71.07	37.40	—
Malaysia and JDA	71.00	37.91	61.81
Other (b)	69.25	43.42	65.22
Worldwide	63.90	35.52	56.76

Natural Gas Liquids - Per Barrel
United States
North Dakota	$30.74	$11.29	$13.20
Offshore	26.40	8.94	13.31
Worldwide	30.40	11.10	13.21

Natural Gas - Per Mcf
United States
North Dakota	$4.08	$1.27	$1.59
Offshore	3.25	1.23	2.12
Total United States	3.82	1.26	1.83
Malaysia and JDA	5.15	4.47	5.04
Other (b)	3.40	3.41	4.63
Worldwide	4.60	2.98	3.90
(a)Selling prices in the United States are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for 2021 would be $64.25 per barrel for crude oil (including hedging) (2020: $47.54; 2019: $59.95), $68.07 per barrel for crude oil (excluding hedging) (2020: $38.78; 2019: $59.94), $30.61 per barrel for NGL (2020: $11.29; 2019: $13.40) and $4.71 per mcf for natural gas (2020: $3.11; 2019: $3.97).
(b)Other includes our interests in Denmark, which were sold in August 2021, and Libya.
Crude oil hedging activities in 2021 were a net loss of $243 million before and after income taxes, and a net gain of $547 million before and after income taxes in 2020. For calendar year 2022, we have WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $100 per barrel for 90,000 bopd, and Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $105 per barrel for 60,000 bopd. We expect premium amortization, which will be reflected in realized selling prices, to reduce our 2022 results by approximately $225 million.

Production Volumes:  Our daily worldwide net production was as follows:

	2021	2020	2019

	(In thousands)
Crude Oil - Barrels
United States
North Dakota	80	107	94
Offshore (a)	29	38	46
Total United States	109	145	140
Guyana	30	20	—
Malaysia and JDA	3	4	4
Other (b)	21	9	25
Total	163	178	169
Natural Gas Liquids - Barrels
United States
North Dakota	49	56	42
Offshore (a)	4	5	5
Total United States	53	61	47

Natural Gas - Mcf
United States
North Dakota	162	180	110
Offshore (a)	72	76	91
Total United States	234	256	201
Malaysia and JDA	347	291	351
Other (b)	10	7	20
Total	591	554	572

Barrels of Oil Equivalent	315	331	311

Crude oil and natural gas liquids as a share of total production	69%	72%	69%
(a)In November 2020, we sold our working interest in the Shenzi Field in the deepwater Gulf of Mexico. Net production from the Shenzi Field was 9,000 boepd for the year ended December 31, 2020 (2019: 12,000 boepd).
(b)Other includes our interests in Denmark, which were sold in August 2021, and Libya. Net production from Denmark was 3,000 boepd for 2021 (2020: 6,000 boepd; 2019: 7,000 boepd). Net production from Libya was 20,000 boepd for 2021 (2020: 4,000 boepd; 2019: 21,000 boepd).
In 2022, we expect net production, excluding Libya, to be in the range of 325,000 boepd to 330,000 boepd, compared with 2021 net production, excluding Libya and assets sold, of 290,000 boepd.
Net production variances related to 2021 and 2020 are summarized as follows:
United States:  North Dakota net production was lower in 2021, primarily due to the impact of lower drilling activity caused by a reduction in rig count from six to one during the first half of 2020, lower NGL and natural gas volumes received under percentage of proceeds contracts due to higher commodity prices, curtailed production related to the planned Tioga Gas Plant maintenance turnaround completed in the third quarter of 2021, and the sale of our Little Knife and Murphy Creek nonstrategic acreage interests in the second quarter of 2021. Total offshore net production was lower in 2021 primarily due to the sale of the Shenzi Field in November 2020.
International:  Net crude oil production from Guyana was higher in 2021, due to the production ramp up from the Liza Phase 1 development in 2020. Net oil production in Libya was higher in 2021 due to force majeure declared on production operations between January 2020 and October 2020. Net natural gas production was higher at Malaysia and JDA reflecting higher natural gas nominations due to a recovery in economic activity which had been impacted by COVID-19.

Sales Volumes:  Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	2021	2020	2019

	(In thousands)
Crude oil – barrels (a)	63,540	60,924	61,061
Natural gas liquids – barrels	19,406	22,397	17,067
Natural gas – mcf	215,589	202,917	208,665
Barrels of Oil Equivalent	118,878	117,141	112,906

Crude oil - barrels per day	174	167	167
Natural gas liquids - barrels per day	53	61	47
Natural gas - mcf per day	591	554	572
Barrels of Oil Equivalent Per Day	326	320	309
(a)At December 31, 2020, we had 4.2 million barrels of crude oil transported and stored on two chartered VLCCs for sale in Asian markets. The two VLCC cargos were sold in the first quarter of 2021.
Marketing, including purchased oil and gas (Marketing expense):  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. marketing activities. Marketing expense was higher in 2021 compared to 2020 primarily due to higher third party crude oil volumes purchased and prices paid for purchased volumes. Marketing expenses in 2021 included $173 million related to the cost of 4.2 million barrels of crude oil stored on two VLCCs in 2020 that were sold in 2021. Marketing expense in 2020 was reduced by $164 million for the net cost of crude oil inventory that was capitalized for the barrels loaded on VLCCs.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Excluding items affecting comparability described in Items Affecting Comparability of Earnings Between Periods on page 37, cash operating costs increased primarily due to higher maintenance and workover activity in 2021 compared with the prior year due to reduced activity in 2020 related to COVID-19, and higher production and severance taxes associated with higher crude oil prices in 2021. On a per-unit basis, cash operating costs were higher in 2021 due to the higher costs and the impact of lower 2021 production volumes.
Midstream Tariffs Expense:  Tariffs expense increased from 2020, primarily due to higher tariff rates and minimum volume commitments in 2021.  In 2022, we estimate Midstream tariffs expense to be in the range of $1,190 million to $1,215 million.
DD&A Expense:  DD&A expense was lower in 2021 primarily due to the impact to DD&A rates resulting from year-end 2020 revisions and additions to proved reserves, lower production volumes in 2021, and the impact of impairment charges recognized in the first quarter of 2020.
Unit Costs:  Unit cost per boe information is based on total E&P net production volumes and excludes items affecting comparability of earnings as disclosed on page 37.  Actual and forecast unit costs are as follows:

	Actual			Forecast range (a)
	2021	2020	2019	2022
Cash operating costs (b)	$11.55	$9.91	$11.99	$12.50 — $13.00
DD&A expense (c)	11.84	15.80	17.43	$11.50 — $12.50
Total Production Unit Costs	$23.39	$25.71	$29.42	$24.00 — $25.50
(a)Forecast information excludes any contribution from Libya.
(b)Cash operating costs per boe, excluding Libya, were $12.11 in 2021 (2020: $9.85; 2019: $12.54).
(c)DD&A expense per boe, excluding Libya, was $12.43 in 2021 (2020: $15.98; 2019: $18.52).

Exploration Expenses:  Exploration expenses, including items affecting comparability of earnings described below, were as follows:

	2021	2020	2019

	(In millions)
Exploratory dry hole costs (a)	$11	$192	$49
Exploration lease and other impairment (b)	20	51	17
Geological and geophysical expense and exploration overhead	131	108	167
	$162	$351	$233
(a)In 2021, dry hole costs primarily related to the Koebi-1 well in the Stabroek Block, offshore Guyana. In 2020, dry hole costs primarily related to the Tanager-1 well in the Kaieteur Block, offshore Guyana, the Galapagos Deep and Oldfield-1 wells in the Gulf of Mexico and the write-off of previously capitalized exploratory wells (see Items Affecting Comparability of Earnings Between Periods below).
(b)In 2020, exploration lease and other impairment included impaired leasehold costs due to a reprioritization of the Corporation’s forward capital program (see Items Affecting Comparability of Earnings Between Periods below).
In 2022, we estimate exploration expenses, excluding dry hole expense, to be in the range of $170 million to $180 million.
Income Taxes: In 2021, income tax expense was $585 million compared with an income tax benefit of $12 million in 2020, primarily due to higher pre-tax income in Libya and Guyana. Income tax expense from Libya operations was $436 million in 2021 compared with $38 million in 2020. We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the U.S. (non-Midstream), Denmark (sold in August 2021), and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with the requirements of U.S. accounting standards. See E&P Items Affecting Comparability of Earnings Between Periods below.
Actual effective tax rates are as follows:

	2021	2020	2019
	%	%	%
Effective income tax benefit (expense) rate	(43)	—	(88)
Adjusted effective income tax benefit (expense) rate (a)	(15)	(5)	(36)
(a)Excludes any contribution from Libya and items affecting comparability of earnings.
In 2022, we estimate income tax expense, excluding Libya and items affecting comparability of earnings between periods, to be in the range of $300 million to $310 million.
Items Affecting Comparability of Earnings Between Periods:  Reported E&P earnings include the following items affecting comparability of income (expense):

	Before Income Taxes			After Income Taxes
	2021	2020	2019	2021	2020	2019

	(In millions)
Impairment and other	$(147)	$(2,126)	$—	$(147)	$(2,049)	$—
Dry hole and lease impairment expenses	—	(152)	—	—	(150)	—
Crude oil inventories write-down	—	(53)	—	—	(52)	—
Severance costs	—	(26)	—	—	(26)	—
Cost recovery settlement	—	—	(21)	—	—	(19)
Reversal of deferred tax asset valuation allowance	—	—	—	—	—	60
Gains on asset sales, net	29	79	22	29	79	22
	$(118)	$(2,278)	$1	$(118)	$(2,198)	$63

The pre-tax amounts of E&P items affecting comparability of income (expense) as presented in the Statement of Consolidated Income are as follows:

	Before Income Taxes
	2021	2020	2019

	(In millions)
Gains on asset sales, net	$29	$79	$22
Marketing, including purchased oil and gas	—	(53)	(21)
Operating costs and expenses	—	(20)	—
Exploration expenses, including dry holes and lease impairment	—	(153)	—
General and administrative expenses	—	(5)	—
Impairment and other	(147)	(2,126)	—
	$(118)	$(2,278)	$1
2021:
•Gains on asset sales, net:  We recognized a pre-tax gain of $29 million ($29 million after income taxes) associated with the sale of our interests in Denmark.
•Impairment and other: We recorded a charge of $147 million ($147 million after income taxes) for the total estimated future abandonment obligations of the West Delta Field in the Gulf of Mexico. In June 2021, the U.S. Bankruptcy Court approved Fieldwood’s bankruptcy plan which included discharging decommissioning obligations, subject to conditions precedent, for certain of Fieldwood’s assets. Those obligations will transfer to former owners of the properties, including us with respect to the West Delta Field, which we sold in 2004. Potential recoveries from other parties that previously owned an interest in the West Delta Field have not been recognized as of December 31, 2021. See Note 12, Impairment and Other in the Notes to Consolidated Financial Statements.
2020:
•Impairment and other: We recorded noncash impairment charges totaling $2.1 billion ($2.0 billion after income taxes) related to our oil and gas properties at North Malay Basin in Malaysia, the South Arne Field in Denmark, and the Stampede and Tubular Bells fields in the Gulf of Mexico, primarily as a result of a lower long-term crude oil price outlook. Other charges totaling $21 million pre-tax ($20 million after income taxes) related to drilling rig right-of-use assets in the Bakken and surplus materials and supplies. See Note 12, Impairment and Other in the Notes to Consolidated Financial Statements.
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
•Severance costs: We recorded a pre-tax charge of $26 million ($26 million after income taxes) for employee termination benefits incurred related to cost reduction initiatives.
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

Midstream
Following is a summarized statement of income for our Midstream operations:

	2021	2020	2019

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,204	$1,092	$848
Other, net	10	10	4
Total revenues and non-operating income	1,214	1,102	852
Costs and Expenses
Operating costs and expenses	289	338	279
General and administrative expenses	22	21	56
Depreciation, depletion and amortization	166	157	142
Interest expense	105	95	63
Total costs and expenses	582	611	540
Results of Operations Before Income Taxes	632	491	312
Provision (benefit) for income taxes	15	7	—
Net income (loss)	617	484	312
Less: Net income (loss) attributable to noncontrolling interests	331	254	168
Net Income (Loss) Attributable to Hess Corporation	$286	$230	$144
Sales and other operating revenues increased from 2020 primarily due to higher tariff rates and minimum volume commitments partially offset by lower pass-through rail transportation revenue. Operating costs and expenses decreased from 2020 primarily due to lower pass-through transportation costs, which were partially offset by the costs incurred associated with the planned Tioga Gas Plant maintenance turnaround in 2021. DD&A expense increased from 2020 primarily due to additional assets placed in service. Interest expense increased from 2020 primarily due to the $750 million of 4.250% fixed-rate senior unsecured notes due 2030 issued in August 2021.
In 2022, we estimate net income attributable to Hess Corporation from the Midstream segment to be in the range of $275 million to $285 million.
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
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	2021	2020	2019

	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$121	$114	$114
Interest expense	376	373	355
Less: Capitalized interest	—	—	(38)
Interest expense, net	376	373	317
Corporate, Interest and Other expenses before income taxes	497	487	431
Provision (benefit) for income taxes	—	(6)	—
Net Corporate, Interest and Other expenses after income taxes	497	481	431
Items affecting comparability of earnings between periods, after income taxes	—	1	174
Total Corporate, Interest and Other Expenses After Income Taxes	$497	$482	$605
Corporate and other expenses, excluding items affecting comparability, were higher in 2021 compared to 2020 primarily due to a gain from the sale of a property related to a former downstream business in 2020. In 2022, after-tax Corporate and other expenses, excluding items affecting comparability of earnings between periods, are estimated to be in the range of $120 million to $130 million. Interest expense, net is estimated to be in the range of $350 million to $360 million in 2022.

Items Affecting Comparability of Earnings Between Periods:  Corporate, Interest and Other results included the following items affecting comparability of income (expense):
2020:
•Severance costs: We incurred a pre-tax charge of $1 million ($1 million after income taxes) for employee termination benefits related to cost reduction initiatives.
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
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources at December 31:

	2021	2020

	(In millions, except ratio)
Cash and cash equivalents (a)	$2,713	$1,739
Current portion of long-term debt (b)	517	10
Total debt (c)	8,458	8,296
Total equity	7,026	6,335
Debt to capitalization ratio for debt covenants (d)	42.3%	47.5%
(a)Includes $2 million of cash attributable to our Midstream Segment at December 31, 2021 (2020: $4 million) of which, $2 million is held by Hess Midstream LP at December 31, 2021 (2020: $3 million).
(b)Includes the remaining $500 million outstanding under our $1 billion term loan maturing in March 2023 that we repaid in February 2022.
(c)Includes $2,564 million of debt outstanding from our Midstream Segment at December 31, 2021 (2020: $1,910 million) that is non-recourse to Hess Corporation.
(d)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation's term loan and revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests. See Note 7, Debt in the Notes to Consolidated Financial Statements.
Cash Flows
The following table sets forth a summary of our cash flows:

	2021	2020	2019

	(In millions)
Net cash provided by (used in):
Operating activities	$2,890	$1,333	$1,642
Investing activities	(1,325)	(1,707)	(2,843)
Financing activities	(591)	568	52
Net Increase (Decrease) in Cash and Cash Equivalents	$974	$194	$(1,149)
Operating Activities:  Net cash provided by operating activities was $2,890 million in 2021 (2020: $1,333 million), while net cash provided by operating activities before changes in operating assets and liabilities was $2,991 million in 2021 (2020: $1,803 million).  Net cash provided by operating activities before changes in operating assets and liabilities increased from 2020 primarily due to higher realized selling prices. Changes in operating assets and liabilities in 2021 reduced net cash provided by operating activities by $101 million, primarily from higher receivables which includes premiums paid on crude oil hedge contracts, and abandonment expenditures, partially offset by accrued income taxes and royalties payable, an increase in accrued liabilities, and a decrease in crude oil inventory resulting from our VLCC transactions. Changes in operating assets and liabilities in 2020 reduced net cash provided by operating activities by $470 million, primarily from a decrease in accounts payable and accrued liabilities, an increase in crude oil inventory resulting from our VLCC transactions, and abandonment expenditures, partially offset by lower receivables. At December 31, 2021, we have accrued income taxes and royalties payable of approximately $470 million in Libya related to operations for the period December 2020 through November 2021, which we paid in January 2022.
Investing Activities:  Total Additions to Property, Plant and Equipment were $1,747 million in 2021 (2020: $2,197 million).  The decrease primarily reflects lower drilling activity.  Proceeds from asset sales were $427 million in 2021 (2020: $493 million).

Financing Activities:  In 2021, we repaid $500 million of our $1 billion term loan maturing in March 2023. Borrowings in 2021 related to the $750 million of 4.250% fixed-rate senior unsecured notes due 2030 issued by our Midstream operating segment, while borrowings in 2020 related to our $1 billion term loan. Common stock dividends paid were $311 million in 2021 (2020: $309 million), and payments to noncontrolling interests were $664 million in 2021 (2020: $261 million), which included $375 million paid to GIP for the repurchase by HESM Opco of approximately 15.6 million GIP-owned Class B units. In 2021, we received net proceeds of $178 million from two public offerings totaling approximately 7.8 million Hess-owned Class A shares in Hess Midstream LP.
Future Capital Requirements and Resources
At December 31, 2021, we had $2.71 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $6.3 billion. Our fully undrawn $3.5 billion committed revolving credit facility matures in May 2024. In January 2022, we paid accrued Libyan income tax and royalties of approximately $470 million related to operations for the period December 2020 through November 2021. In February 2022, we repaid the remaining $500 million outstanding under our $1 billion term loan.
Net production in 2022 is forecast to be in the range of 325,000 boepd to 330,000 boepd, excluding Libya, and we expect our 2022 E&P capital and exploratory expenditures will be approximately $2.6 billion. For calendar year 2022, we have WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $100 per barrel for 90,000 bopd, and Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $105 per barrel for 60,000 bopd.
In 2022, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at December 31, 2021 will be sufficient to fund our capital investment program, dividends, and the recent repayment of the remaining $500 million outstanding under our $1 billion term loan. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.
The table below summarizes the capacity, usage, and available capacity of our borrowing and letter of credit facilities at December 31, 2021:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	May 2024	$3,500	$—	$—	$—	$3,500
Committed lines	Various (a)	100	—	29	29	71
Uncommitted lines	Various (a)	230	—	230	230	—
Total - Hess Corporation		$3,830	$—	$259	$259	$3,571
Midstream
Revolving credit facility (b)	December 2024	$1,000	$104	$—	$104	$896
Total - Midstream		$1,000	$104	$—	$104	$896
(a)Committed and uncommitted lines have expiration dates through 2022.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
In April 2021, we amended the Corporation's fully undrawn $3.5 billion revolving credit facility that had an expiration date in May 2023, by extending the facility for one year to May 2024 and incorporating customary provisions for the eventual replacement of LIBOR, among other changes as set forth in the amended credit agreement. This facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.40% above LIBOR, though the interest rate is subject to adjustment if the Corporation’s credit rating changes. At December 31, 2021, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility.
In 2020, we entered into a $1 billion three year term loan agreement with a maturity date of March 16, 2023. Borrowings under the term loan generally bear interest at LIBOR plus an initial applicable margin of 2.25%. In July 2021, we repaid $500 million of the term loan, and in February 2022, we repaid the remaining $500 million.
The revolving credit facility and term loan are subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility and the term loan agreement). The indentures for the Corporation's fixed-rate public notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of December 31, 2021, Hess Corporation was in compliance with these financial covenants. The most restrictive of the financial covenants related to our fixed-rate public notes and our term loan and revolving credit facility would allow us to borrow up to an additional $1,843 million of secured debt at December 31, 2021. For additional information regarding the alteration or discontinuation of LIBOR on our borrowing costs, see Financial Risks in Item 1A. Risk Factors.
We had $259 million in letters of credit outstanding at December 31, 2021 (2020: $269 million), which relate to our global business operations. We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At December 31, 2021, HESM Opco, a consolidated subsidiary of Hess Midstream LP, had $1.4 billion of senior secured syndicated credit facilities maturing December 16, 2024, consisting of a $1 billion five year revolving credit facility and a fully drawn $400 million five year term loan A facility. The revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes. Borrowings under the five year term loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the five year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at December 31, 2021. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At December 31, 2021, borrowings of $104 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $390 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan A facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
Credit Ratings
Two of the three major credit rating agencies that rate our debt have assigned an investment grade rating. In March 2021, Standard and Poor’s Ratings Services affirmed our credit rating at BBB- and revised the outlook to stable (from negative). Fitch Ratings affirmed our BBB- credit rating and revised the outlook from stable to positive in August 2021 and Moody’s Investors Service affirmed our credit rating at Ba1, which is below investment grade, and revised the outlook from stable to positive in November 2021.
At December 31, 2021, HESM Opco’s senior unsecured debt is rated BB+ by Standard and Poor’s Ratings Services and Fitch Ratings, and Ba3 by Moody’s Investors Service.
Cash Requirements:
Our cash obligations and commitments over the next twelve months include accounts payable, accrued liabilities, the current portion of long-term debt, interest, lease payments, and purchase obligations which cover a portion of our planned capital expenditure program in 2022 and include commitments for oil and gas production expenses, transportation and related contracts, seismic purchases and other normal business expenses.
Our long-term cash obligations and commitments include:
•Debt and interest: See Note 7, Debt in the Notes to Consolidated Financial Statements.
•Operating and finance leases: The Corporation and certain of its subsidiaries lease drilling rigs, equipment, logistical assets (offshore vessels, aircraft, and shorebases), and office space for varying periods.  See Note 6, Leases in the Notes to Consolidated Financial Statements.
•Purchase obligations: We were contractually committed at December 31, 2021 for certain long-term capital expenditures and operating expenses.  Long-term obligations for operating expenses include commitments for oil and gas production expenses, transportation and related contracts, seismic purchases and other normal business expenses.  See Note 18, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements.
•Asset retirement obligations: See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements.

•Post-retirement plan liabilities: We have certain unfunded post-retirement plans, including our post-retirement medical plan. See Note 9, Retirement Plans in the Notes to Consolidated Financial Statements.
•Uncertain income tax positions: See Note 15, Income Taxes in the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
At December 31, 2021, we had $259 million in letters of credit.  See also Note 18, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements.
Foreign Operations
We conduct E&P activities outside the U.S., principally in Guyana, the Joint Development Area of Malaysia/Thailand, Malaysia, Libya, Suriname, and Canada.  Therefore, we are subject to the risks associated with foreign operations, including political risk, tax law changes, currency risk, corruption and acts of terrorism.  See Item 1A. Risk Factors for further details.
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
Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  As discussed in Item 1A. Risk Factors, crude oil prices are volatile which can have an impact on our proved reserves. Crude oil prices used in the determination of proved reserves at December 31, 2021 were $66.34 per barrel for WTI (2020: $39.77) and $68.92 per barrel for Brent (2020: $43.43). At December 31, 2021, spot prices closed at $75.21 per barrel for WTI and $77.02 per barrel for Brent. If crude oil prices in 2022 are at levels below that used in determining 2021 proved reserves, we may recognize negative revisions to our December 31, 2022 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2022 above those used in determining 2021 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2022.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves at December 31, 2022, due to numerous currently unknown factors, including 2022 crude oil prices, the amount of any additions to proved reserves, positive or negative revisions in proved reserves related to 2022 reservoir performance, the levels to which industry costs will change in response to 2022 crude oil prices, and management’s plans as of December 31, 2022 for developing proved undeveloped reserves.  A 10% change in proved developed and proved undeveloped reserves at December 31, 2021 would result in an approximate $165 million pre-tax change in depreciation, depletion, and amortization expense for 2022 based on projected production volumes.  See the Supplementary Oil and Gas Data on pages 89 through 98 in the accompanying financial statements for additional information on our oil and gas reserves.
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
As a result of the significant decline in crude oil prices due to the economic slowdown from COVID-19, we reviewed our oil and gas fields and midstream operating segment asset groups for impairment at March 31, 2020. We impaired various oil and gas fields located in Malaysia, Denmark, and the Gulf of Mexico in the first quarter of 2020 primarily as a result of a lower long-term crude oil price outlook. See Note 12, Impairment and Other in the Notes to Consolidated Financial Statements for further details.
Hess Midstream LP: We consolidate the activities of our interest in Hess Midstream LP, which qualifies as a variable interest entity (VIE) under U.S. generally accepted accounting principles.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power through Hess Corporation’s approximate 43.5% consolidated ownership interest in Hess Midstream LP to direct those activities that most significantly impact the economic performance of Hess Midstream LP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to Hess Midstream LP.  This conclusion was based on a qualitative analysis that considered Hess Midstream LP’s governance structure, the commercial agreements between Hess Midstream LP and us, and the voting rights established between the members, which provide us the ability to control the operations of Hess Midstream LP.
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
The accounting standards require the evaluation of all available positive and negative evidence giving weight based on the evidence’s relative objectivity.  In evaluating potential sources of positive evidence, we consider the reversal of taxable temporary differences, taxable income in carryback and carryforward periods, the availability of tax planning strategies, the existence of appreciated assets, estimates of future taxable income, and other factors.  Estimates of future taxable income are based on assumptions of oil and gas reserves, selling prices, and other subjective operating assumptions that are consistent with internal business forecasts.  In evaluating potential sources of negative evidence, we consider a cumulative loss in recent years, any history of operating losses or tax credit carryforwards expiring unused, losses expected in early future years, unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years, and any carryback or carryforward period so brief that a significant deductible temporary difference expected to reverse in a single year would limit realization of tax benefits.  Due to a sustained low commodity price environment, we remained in a three-year cumulative loss position, both on a consolidated basis and for certain jurisdictions, at December 31, 2021.  A three-year cumulative loss constitutes objective negative evidence to which the accounting standards require we assign significant weight relative to subjective evidence such as our estimates of future taxable income.  We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the U.S. (non-Midstream), Denmark (sold in August 2021), and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions.
At December 31, 2021, the Consolidated Balance Sheet reflects a $3,838 million valuation allowance against the net deferred tax assets for multiple jurisdictions based on the evaluation of the accounting standards described above.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.
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
Discount rates used for measuring the present value of future plan obligations and net periodic benefit cost:  The discount rates used to estimate our projected benefit obligations and net periodic benefit cost is based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations.  At December 31, 2021, a 0.25% decrease in the discount rate assumptions would increase projected benefit obligations by approximately $130 million and would increase forecasted 2022 annual net periodic benefit expense by approximately $10 million.  The increase in the projected benefit obligations would decrease the funded status of our pension plans, but any decrease in the funded status would be partially mitigated by increases in the fair value of fixed income investments in the asset portfolios.
Expected long-term rates of returns on plan assets:  The expected return on plan assets is developed from the expected future returns for each asset category, weighted by the target allocation of plan assets to that asset category.  The future expected return assumptions for individual asset categories are largely based on inputs from various investment experts regarding their future return expectations for particular asset categories.  At December 31, 2021, a 0.25% decrease in the expected long-term rates of return on plan assets assumption would increase forecasted 2022 annual net periodic benefit expense by approximately $10 million.
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

Fair Value Measurements:  We use various valuation approaches in determining fair value for financial instruments, including the market and income approaches.  Our fair value measurements also include non-performance risk and time value of money considerations.  Counterparty credit is considered for financial assets, and our credit is considered for financial liabilities.
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
Environmental Matters
We recognize that climate change is a global environmental concern. We assess, monitor and take measures to reduce our carbon footprint at existing and planned operations. The EPA has adopted a series of GHG monitoring, reporting, and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting further legislation to reduce GHG emissions. For example, in November 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA is currently seeking public comments on its proposal, which the EPA hopes to finalize by the end of 2022. In addition, states have taken measures to reduce emissions of GHGs, primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. At the international level, the Paris Agreement on climate change aimed to enhance global response to global temperature changes and to reduce GHG emissions, among other things. We are committed to complying with all GHG emissions regulations that apply to our operations, including those related to venting or flaring of natural gas, and the responsible management of GHG emissions at our facilities. While we monitor climate-related regulatory initiatives and international public policy issues, the current state of ongoing international climate initiatives and any related domestic actions make it difficult to assess the timing or effect on our operations or to predict with certainty the future costs that we may incur in order to comply with future international treaties, legislation or new regulations. However, future restrictions on emissions of GHGs, or related measures to encourage use of low carbon energy could result in higher capital expenditures and operating expenses for us and the oil and gas industry in general and may reduce demand for our products, as described under Regulatory, Legal and Environmental Risks in Item 1A. Risk Factors.
We will have continuing expenditures for environmental assessment and remediation. Sites where corrective action may be necessary include E&P facilities, sites from discontinued operations where we retained liability and, although not currently significant, EPA “Superfund” sites where we have been named a potentially responsible party. We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. For additional information, see Item 3. Legal Proceedings. At December 31, 2021, our reserve for estimated remediation liabilities was approximately $60 million. We expect that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites. Our remediation spending was approximately $16 million in 2021 (2020: $15 million; 2019: $20 million). The amount of other expenditures incurred to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.
As an element of our EHS and SR strategy, we purchase carbon credits annually to offset 100 percent of our estimated Scope 3 business travel emissions and 100 percent of our estimated Scope 1 and Scope 3 emissions associated with operating the Corporation’s truck fleet, aviation activities (aircraft and helicopters) and personal and rental vehicle miles driven on company business. We also offset purchased electricity used in our operations from nonrenewable sources by purchasing renewable energy credits. The cost of purchased carbon and renewable energy credits was not material to our financial results in 2021 and was included in Operating costs and expenses in the Statement of Consolidated Income.
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
•Forward Foreign Exchange Contracts:  We enter into forward contracts, primarily for the British Pound, Canadian Dollar and Malaysian Ringgit, which commit us to buy or sell a fixed amount of those currencies at a predetermined exchange rate on a future date.
•Exchange-traded Contracts:  We may use exchange-traded contracts, including futures, on a number of different underlying energy commodities.  These contracts are settled daily with the relevant exchange and may be subject to exchange position limits.
•Options:  Options on various underlying energy commodities include exchange-traded and third-party contracts and have various exercise periods.  As a purchaser of options, we pay a premium at the outset and are exposed to the favorable consequence of collecting payment upon exercise depending upon the underlying commodity price movement. As a seller of options, we receive a premium at the outset and are exposed to the unfavorable consequence of having to make payment upon exercise depending upon the underlying commodity price movement.
Financial Risk Management Activities
We have outstanding foreign exchange contracts with notional amounts totaling $145 million at December 31, 2021 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of approximately $5 million, respectively, at December 31, 2021.
At December 31, 2021, our total long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,458 million and a fair value of $9,897 million. A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $390 million or $405 million, respectively. Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
For calendar year 2022, we have WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $100 per barrel for 90,000 bopd, and Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $105 per barrel for 60,000 bopd. As of December 31, 2021, an assumed 10% increase in the forward WTI and Brent crude oil prices used in determining the fair value of our collars would reduce the fair value of these derivative instruments by approximately $100 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $100 million.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, as stated in their report, which is included herein.

By	/s/ John P. Rielly	By	/s/ John B. Hess
	John P. Rielly Executive Vice President and Chief Financial Officer		John B. Hess Chief Executive Officer
March 1, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hess Corporation
Opinion on Internal Control over Financial Reporting
We have audited Hess Corporation and consolidated subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hess Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2021 and 2020, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
March 1, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hess Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hess Corporation and consolidated subsidiaries (the “Corporation”) as of December 31, 2021 and 2020, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depreciation, depletion and amortization of proved oil and natural gas properties
Description of the Matter	The net book value of the Corporation’s exploration and production assets was $11,047 million at December 31, 2021, and depreciation, depletion and amortization (DD&A) expense was $1,361 million for the year then ended. As described in Note 1 to the financial statements, the Corporation follows the successful efforts method of accounting for its oil and gas exploration and production activities. Under the successful efforts method of accounting, DD&A expense is recorded using the units-of-production method, based on proved oil and gas reserves, as estimated by petroleum engineering specialists, for property acquisition costs and proved developed oil and gas reserves, also estimated by petroleum engineering specialists, for oil and gas production facilities and wells. Proved oil and gas reserves are based on geological and engineering evaluations of estimated in-place hydrocarbon volumes using financial and non-financial inputs. Significant judgment is required by the Corporations’ internal engineering staff in evaluating the geological and engineering data used to estimate reserves. Estimating proved reserves also requires the selection of inputs, including oil and natural gas price assumptions, future operating and capital costs assumptions and tax rates by jurisdiction, among others. Management used independent petroleum engineering specialists to audit approximately 88% of the Corporation’s proved reserves at December 31, 2021 as prepared by the Corporation’s internal engineering staff.

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
March 1, 2022

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2021	2020

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,713	$1,739
Accounts receivable:
From contracts with customers	1,062	710
Joint venture and other	149	150
Inventories	223	378
Other current assets	199	104
Total current assets	4,346	3,081
Property, plant and equipment:
Total — at cost	31,178	30,519
Less: Reserves for depreciation, depletion, amortization and lease impairment	16,996	16,404
Property, plant and equipment — net	14,182	14,115
Operating lease right-of-use assets — net	352	426
Finance lease right-of-use assets — net	144	168
Post-retirement benefit assets	409	45
Goodwill	360	360
Deferred income taxes	71	59
Other assets	651	567
Total Assets	$20,515	$18,821
Liabilities
Current Liabilities:
Accounts payable	$220	$200
Accrued liabilities	1,710	1,251
Taxes payable	528	81
Current portion of long-term debt	517	10
Current portion of operating and finance lease obligations	89	81
Total current liabilities	3,064	1,623
Long-term debt	7,941	8,286
Long-term operating lease obligations	394	478
Long-term finance lease obligations	200	220
Deferred income taxes	383	342
Asset retirement obligations	1,005	894
Other liabilities and deferred credits	502	643
Total Liabilities	13,489	12,486
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares:
Issued — 309,744,953 shares (2020: 306,980,092)	310	307
Capital in excess of par value	6,017	5,684
Retained earnings	379	130
Accumulated other comprehensive income (loss)	(406)	(755)
Total Hess Corporation stockholders’ equity	6,300	5,366
Noncontrolling interests	726	969
Total equity	7,026	6,335
Total Liabilities and Equity	$20,515	$18,821
The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME

	Year Ended December 31,
	2021	2020	2019

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$7,473	$4,667	$6,495
Gains on asset sales, net	29	87	22
Other, net	81	50	(7)
Total revenues and non-operating income	7,583	4,804	6,510

Costs and Expenses
Marketing, including purchased oil and gas	2,034	936	1,736
Operating costs and expenses	1,229	1,218	1,237
Production and severance taxes	172	124	184
Exploration expenses, including dry holes and lease impairment	162	351	233
General and administrative expenses	340	357	397
Interest expense	481	468	380
Depreciation, depletion and amortization	1,528	2,074	2,122
Impairment and other	147	2,126	—
Total costs and expenses	6,093	7,654	6,289
Income (Loss) Before Income Taxes	1,490	(2,850)	221
Provision (benefit) for income taxes	600	(11)	461
Net Income (Loss)	890	(2,839)	(240)
Less: Net income (loss) attributable to noncontrolling interests	331	254	168
Net Income (Loss) Attributable to Hess Corporation	559	(3,093)	(408)
Less: Preferred stock dividends	—	—	4
Net Income (Loss) Attributable to Hess Corporation Common Stockholders	$559	$(3,093)	$(412)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$1.82	$(10.15)	$(1.37)
Diluted	$1.81	$(10.15)	$(1.37)
Weighted Average Number of Common Shares Outstanding:
Basic	307.4	304.8	301.2
Diluted	309.3	304.8	301.2
Common Stock Dividends Per Share	$1.00	$1.00	$1.00
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Net Income (Loss)	$890	$(2,839)	$(240)
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	243	(547)	(1)
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—
Net effect of hedge (gains) losses reclassified to income	243	(547)	(1)
Change in fair value of cash flow hedges	(315)	649	(462)
Income taxes on change in fair value of cash flow hedges	—	—	86
Net change in fair value of cash flow hedges	(315)	649	(376)
Change in derivatives designated as cash flow hedges, after taxes	(72)	102	(377)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	355	(205)	(160)
Income taxes on actuarial changes in plan liabilities	—	—	—
(Increase) reduction in unrecognized actuarial losses, net	355	(205)	(160)
Amortization of net actuarial losses	66	47	144
Income taxes on amortization of net actuarial losses	—	—	—
Net effect of amortization of net actuarial losses	66	47	144
Change in pension and other postretirement plans, after taxes	421	(158)	(16)
Other Comprehensive Income (Loss)	349	(56)	(393)
Comprehensive Income (Loss)	1,239	(2,895)	(633)
Less: Comprehensive income (loss) attributable to noncontrolling interests	331	254	168
Comprehensive Income (Loss) Attributable to Hess Corporation	$908	$(3,149)	$(801)
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$890	$(2,839)	$(240)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) on asset sales, net	(29)	(87)	(22)
Depreciation, depletion and amortization	1,528	2,074	2,122
Impairment and other	147	2,126	—
Exploratory dry hole costs	11	192	49
Exploration lease and other impairment	20	51	17
Pension settlement loss	9	—	93
Stock compensation expense	77	79	85
Noncash (gains) losses on commodity derivatives, net	216	260	116
Provision (benefit) for deferred income taxes and other tax accruals	122	(53)	17
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(748)	267	(383)
(Increase) decrease in inventories	135	(117)	(16)
Increase (decrease) in accounts payable and accrued liabilities	241	(533)	4
Increase (decrease) in taxes payable	447	(16)	16
Changes in other operating assets and liabilities	(176)	(71)	(216)
Net cash provided by (used in) operating activities	2,890	1,333	1,642

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,584)	(1,896)	(2,433)
Additions to property, plant and equipment - Midstream	(163)	(301)	(396)
Payments for Midstream equity investments	—	—	(33)
Proceeds from asset sales, net of cash sold	427	493	22
Other, net	(5)	(3)	(3)
Net cash provided by (used in) investing activities	(1,325)	(1,707)	(2,843)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	(80)	152	32
Debt with maturities of greater than 90 days:
Borrowings	750	1,000	760
Repayments	(510)	—	(8)
Proceeds from sale of Class A shares of Hess Midstream LP	178	—	—
Employee stock options exercised	77	15	40
Cash dividends paid	(311)	(309)	(316)
Payments on finance lease obligations	(10)	(7)	(49)
Common stock acquired and retired	—	—	(25)
Noncontrolling interests, net	(664)	(261)	(353)
Other, net	(21)	(22)	(29)
Net cash provided by (used in) financing activities	(591)	568	52

Net Increase (Decrease) in Cash and Cash Equivalents	974	194	(1,149)
Cash and Cash Equivalents at Beginning of Year	1,739	1,545	2,694
Cash and Cash Equivalents at End of Year	$2,713	$1,739	$1,545
See accompanying Notes to Consolidated Financial Statements.

 HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY

	Mandatory Convertible Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

	(In millions)
Balance at December 31, 2018	$1	$291	$5,386	$4,257	$(306)	$9,629	$1,259	$10,888
Net income (loss)	—	—	—	(408)	—	(408)	168	(240)
Other comprehensive income (loss)	—	—	—	—	(393)	(393)	—	(393)
Preferred stock conversion	(1)	12	(11)	—	—	—	—	—
Share-based compensation	—	2	123	—	—	125	—	125
Dividends on preferred stock	—	—	—	(4)	—	(4)	—	(4)
Dividends on common stock	—	—	—	(310)	—	(310)	—	(310)
Conversion of Midstream structure	—	—	15	—	—	15	(22)	(7)
Sale of water business to Hess Infrastructure Partners	—	—	78	—	—	78	(78)	—
Noncontrolling interests, net	—	—	—	—	—	—	(353)	(353)
Balance at December 31, 2019	$—	$305	$5,591	$3,535	$(699)	$8,732	$974	$9,706
Net income (loss)	—	—	—	(3,093)	—	(3,093)	254	(2,839)
Other comprehensive income (loss)	—	—	—	—	(56)	(56)	—	(56)
Share-based compensation	—	2	93	(5)	—	90	—	90
Dividends on common stock	—	—	—	(307)	—	(307)	—	(307)
Noncontrolling interests, net	—	—	—	—	—	—	(259)	(259)
Balance at December 31, 2020	$—	$307	$5,684	$130	$(755)	$5,366	$969	$6,335
Net income (loss)	—	—	—	559	—	559	331	890
Other comprehensive income (loss)	—	—	—	—	349	349	—	349
Share-based compensation	—	3	153	—	—	156	—	156
Dividends on common stock	—	—	—	(310)	—	(310)	—	(310)
Sale of Class A shares of Hess Midstream LP	—	—	152	—	—	152	103	255
Repurchase of Class B units of Hess Midstream Operations LP	—	—	28	—	—	28	(390)	(362)
Noncontrolling interests, net	—	—	—	—	—	—	(287)	(287)
Balance at December 31, 2021	$—	$310	$6,017	$379	$(406)	$6,300	$726	$7,026
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
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 43.5% consolidated ownership interest in Hess Midstream LP at December 31, 2021 (see Note 4, Hess Midstream LP) provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
Basis of Presentation and Principles of Consolidation: The consolidated financial statements include the accounts of Hess Corporation and entities in which we own more than a 50% voting interest.  Commencing December 16, 2019, we consolidate Hess Midstream LP, a variable interest entity that acquired Hess Infrastructure Partners LP (HIP), based on our conclusion that we have the power through Hess Corporation’s approximate 43.5% consolidated ownership interest in Hess Midstream LP to direct those activities that most significantly impact the economic performance of Hess Midstream LP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to Hess Midstream LP.  Prior to December 16, 2019, we consolidated HIP, also a variable interest entity based on the conclusion that we had the power to direct the activities that most significantly impacted the economic performance of HIP, and were obligated to absorb losses or had the right to receive benefits that could potentially be significant to HIP. This conclusion was based on a qualitative analysis that considered Hess Midstream LP’s governance structure, the commercial agreements between Hess Midstream LP and us, and the voting rights established between the members, which provide us the ability to control the operations of Hess Midstream LP.
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
Contract Duration and Pricing:
Contracts with customers for the sale of U.S. crude oil, NGL, and natural gas primarily include those contracts that involve the short-term sale of volumes during a specified period, and those contracts that automatically renew on a periodic basis until either party cancels.  We have certain long-term contracts with customers for the sale of U.S. natural gas and NGL that have remaining durations ranging from one to eleven years.
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
Transaction Price Allocated to Remaining Performance Obligations:
The transaction price allocated to our wholly unsatisfied performance obligations on uncompleted contracts is variable.  Further, many of our contracts with customers have durations of less than twelve months.  Accordingly, we have elected under the provisions of Accounting Standards Codification (ASC) 606, Revenues from Contracts with Customers, the exemption from disclosure of revenue recognizable in future periods as these performance obligations are satisfied.
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
Impairment of Goodwill:  Goodwill is tested for impairment annually on October 1st or when events or circumstances indicate that the carrying amount of the goodwill may not be recoverable.  To determine whether goodwill is impaired, the fair value of a reporting unit is compared with its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit exceeds its fair value, an impairment charge would be recorded for the excess of the carrying value over fair value, limited by the amount of goodwill allocated to the reporting unit.  At December 31, 2021, goodwill of $360 million relates to the Midstream operating segment.
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
Leases with an initial term of 12 months or less are not recorded on the balance sheet as permitted under ASC 842, Leases.  We recognize lease cost for short-term leases on a straight-line basis over the term of the lease.  Some of our leases include one or more options to renew.  The renewal option is at our sole discretion and is not included in the lease term for measurement of the lease obligation unless we are reasonably certain at the commencement date of the lease, to renew the lease.
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

We measure asset retirement obligations based on the requirements of existing laws and regulations in accordance with ASC 410-20, Asset Retirement Obligations. Laws and regulations associated with the scope and timing for the abandonment of oil and gas wells, facilities and equipment could change which could increase the cost of our abandonment obligations. In addition, we may be required to assume abandonment obligations for certain divested assets in the event the current or future owners of facilities previously owned by us are unable to perform, whether due to bankruptcy or otherwise.
Retirement Plans:  We recognize the funded status of defined benefit postretirement plans in the Consolidated Balance Sheet.  The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation.  We recognize the net changes in the funded status of these plans as a component of Other Comprehensive Income (Loss) in the year in which such changes occur.  Actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market value of assets are amortized over the average remaining service period of active employees or the remaining average expected life if a plan’s participants are predominantly inactive.
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
Fair Value Measurements:  We use various valuation approaches in determining fair value for financial instruments, including the market and income approaches.  Our fair value measurements also include non-performance risk and time value of money considerations.  Counterparty credit is considered for financial assets, and our credit is considered for financial liabilities.  We also record certain nonfinancial assets and liabilities at fair value when required by GAAP.  These fair value measurements are recorded in connection with business combinations, qualifying nonmonetary exchanges, the initial recognition of asset retirement obligations and any impairment of long‑lived assets, equity method investments or goodwill.  We determine fair value in accordance with the fair value measurements accounting standard which established a hierarchy for the inputs used to measure fair value based on the source of the inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3), including discounted cash flows and other unobservable data.  Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2.  When Level 1 inputs are available within a particular market, those inputs are selected for determination of fair value over Level 2 or 3 inputs in the same market.  Multiple inputs may be used to measure fair value; however, the level assigned to a fair value measurement is based on the lowest significant input level within this fair value hierarchy.
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
Environmental Expenditures:  We accrue and expense the undiscounted environmental costs necessary to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable.  At year‑end 2021, our reserve for estimated remediation liabilities was approximately $60 million.  Environmental expenditures that increase the life or efficiency of property or reduce or prevent future adverse impacts to the environment are capitalized.
2.  Inventories
Inventories at December 31 were as follows:

	2021	2020

	(In millions)
Crude oil and natural gas liquids	$52	$226
Materials and supplies	171	152
Total Inventories	$223	$378
At December 31, 2020, crude oil inventories included $164 million associated with the cost of 4.2 million barrels of crude oil transported and stored on two chartered VLCCs for sale in Asian markets. The two VLCC cargos were sold in the first quarter of 2021.
3.  Property, Plant and Equipment
Property, plant and equipment at December 31 were as follows:

	2021	2020

	(In millions)
Exploration and Production
Unproved properties	$184	$164
Proved properties	2,877	2,930
Wells, equipment and related facilities	23,745	23,224
	26,806	26,318
Midstream	4,342	4,163
Corporate and Other	30	38
Total — at cost	31,178	30,519
Less: Reserves for depreciation, depletion, amortization and lease impairment	16,996	16,404
Property, Plant and Equipment — Net	$14,182	$14,115

Capitalized Exploratory Well Costs:  The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31 and the changes therein during the respective years:

	2021	2020	2019

	(In millions)
Balance at January 1	$459	$584	$418
Additions to capitalized exploratory well costs pending the determination of proved reserves	222	111	224
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	—	(111)	(58)
Capitalized exploratory well costs charged to expense	—	(125)	—
Balance at December 31	$681	$459	$584
Number of Wells at December 31	35	22	31
During the three years ended December 31, 2021, additions to capitalized exploratory well costs primarily related to drilling at the Stabroek Block, offshore Guyana.  In 2019, other drilling activity included the Esox prospect in the Gulf of Mexico.
Reclassifications to wells, facilities and equipment based on the determination of proved reserves in 2020 resulted from sanctions of the Payara Field development, the third sanctioned project on the Stabroek Block, offshore Guyana, and an additional phase of development at the North Malay Basin, offshore Peninsular Malaysia. In 2019, reclassifications to wells, facilities and equipment resulted from sanction of the Liza Phase 2 development on the Stabroek Block and the Esox tieback well to the Tubular Bells Field in the Gulf of Mexico.
Capitalized exploratory well costs charged to expense in 2020 of $125 million primarily related to the northern portion of the Shenzi Field (Hess 28%) in the Gulf of Mexico due to reprioritization of our forward capital program in response to the significant decline in crude oil prices. The preceding table excludes well costs incurred and expensed during 2021 of $11 million (2020: $67 million; 2019: $49 million).
Exploratory well costs capitalized for greater than one year following completion of drilling were $459 million at December 31, 2021, separated by year of completion as follows (in millions):

2020	$117
2019	173
2018	105
2017	27
2016 and prior	37
$459
Guyana:  Approximately 90% of the capitalized well costs in excess of one year relate to successful exploration wells where hydrocarbons were encountered on the Stabroek Block (Hess 30%). In the fourth quarter of 2021, the operator submitted a fourth development plan for the Yellowtail Field to the Government of Guyana for approval. The operator also plans further appraisal drilling and is conducting pre-development planning for additional phases of development.
JDA:  Approximately 8% of the capitalized well costs in excess of one year relates to the JDA (Hess 50%) in the Gulf of Thailand, where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18. The operator has submitted a development plan concept to the regulator to facilitate ongoing commercial negotiations for an extension of the existing gas sales contract to include development of the western part of the Block.
Malaysia:  Approximately 2% of the capitalized well costs in excess of one year relates to North Malay Basin (Hess 50%), offshore Peninsular Malaysia, where hydrocarbons were encountered in one successful exploration well. Subsurface evaluation and pre-development studies are ongoing.
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
On December 16, 2019, Hess Midstream Partners acquired HIP, including HIP’s 80% interest in Hess Midstream Partners’ oil and gas midstream assets, HIP’s water services business and the outstanding economic general partner interest and incentive distribution rights in Hess Midstream Partners LP.  In addition, Hess Midstream Partners’ organizational structure converted from a master limited partnership into an “Up-C” structure in which Hess Midstream Partners’ public unitholders received newly issued Class A shares in a new public entity named Hess Midstream LP (Hess Midstream), which is taxed as a corporation for U.S. federal and state income tax purposes.  Hess Midstream Partners changed its name to “Hess Midstream Operations LP” (HESM Opco) and became a consolidated subsidiary of Hess Midstream, the new publicly listed entity.  As consideration for the acquisition, Hess received a cash payment of $301 million and approximately 115 million newly issued HESM Opco Class B units.  After giving effect to the acquisition and related transactions, public shareholders of Class A shares in Hess Midstream owned 6% of the consolidated entity on an as-exchanged basis and Hess and GIP each owned 47% of the consolidated entity on an as-exchanged basis, primarily through the sponsors’ ownership of Class B units in HESM Opco that are exchangeable into Class A shares of Hess Midstream on a one-for-one basis.
In March 2021, Hess Midstream completed an underwritten public equity offering of 6.9 million Class A shares held by Hess and GIP. These Class A shares of Hess Midstream were obtained by Hess and GIP through the exchange of 6.9 million of their Class B units of HESM Opco. As a result of this transaction, Hess received net proceeds of $70 million and recorded an increase in additional paid-in capital and noncontrolling interests of $56 million and $41 million, respectively. The increase of $41 million in noncontrolling interests is comprised of $14 million resulting from the change in ownership and $27 million due to the recognition of a deferred tax asset as a result of an increase in the tax basis of Hess Midstream LP's investment in HESM Opco.
In August 2021, HESM Opco repurchased 31.25 million Class B units held by Hess and GIP for $750 million. Hess received net proceeds of $375 million. HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due 2030 in a private offering to finance the repurchase. The transaction resulted in an increase in additional paid-in capital and a decrease in noncontrolling interests of $28 million, and an increase in deferred tax assets and noncontrolling interests of $15 million due to a decrease in the book basis of Hess Midstream LP's investment in HESM Opco. The $375 million paid to GIP was recorded as a reduction to noncontrolling interests.
In October 2021, Hess Midstream completed an underwritten public equity offering of approximately 8.6 million Class A Shares held by Hess and GIP. These Class A shares of Hess Midstream were obtained by Hess and GIP through the exchange of approximately 8.6 million of their Class B units of HESM Opco. As a result of this transaction, Hess received net proceeds of $108 million and recorded an increase in additional paid-in capital and noncontrolling interests of $96 million and $62 million, respectively. The increase of $62 million in noncontrolling interests is comprised of $12 million resulting from the change in ownership and $50 million due to the recognition of a deferred tax asset as a result of an increase in the tax basis of Hess Midstream LP's investment in HESM Opco.
After giving effect to the above transactions in 2021, public shareholders of Class A shares of Hess Midstream own approximately 13%, and Hess and GIP each own approximately 43.5%, of the consolidated entity on an as-exchanged basis at December 31, 2021.
Little Missouri 4 (LM4) is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream and Targa Resources Corp. Hess Midstream has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. In 2021, these processing fees were $28 million (2020: $26 million; 2019: $6 million) and are included in Operating costs and expenses in the Statement of Consolidated Income.
At December 31, 2021, Hess Midstream liabilities totaling $2,694 million (2020: $2,026 million) are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream included cash and cash equivalents totaling $2 million (2020: $3 million), property, plant and equipment, net totaling $3,125 million (2020: $3,111 million) and an equity-method investment in LM4 of $102 million (2020: $108 million).

5.  Accrued Liabilities
The following table provides detail of our accrued liabilities at December 31:

	2021	2020

	(In millions)
Accrued capital expenditures	$479	$345
Accrued operating and marketing expenditures	462	325
Accrued payments to royalty and working interest owners	253	170
Current portion of asset retirement obligations	185	105
Accrued interest on debt	138	126
Accrued compensation and benefits	124	117
Other accruals	69	63
Total Accrued Liabilities	$1,710	$1,251
6.  Leases
Operating and finance lease obligations at December 31 included in the Consolidated Balance Sheet were as follows:

	Operating Leases		Finance Leases

	2021	2020	2021	2020

	(In millions)
Right-of-use assets — net (a)	$352	$426	$144	$168
Lease obligations:
Current	$70	$63	$19	$18
Long-term	394	478	200	220
Total lease obligations	$464	$541	$219	$238
(a)At December 31, 2021, finance lease ROU assets had a cost of $212 million (2020: $212 million) and accumulated amortization of $68 million (2020: $44 million).
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
The nature of our leasing arrangements at December 31, 2021 was as follows:
Operating leases:  In the normal course of business, we primarily lease drilling rigs, equipment, logistical assets (offshore vessels, aircraft, and shorebases), and office space.
Finance leases:  In 2018, we entered into a sale and lease-back arrangement for a floating storage and offloading vessel (FSO) to handle produced condensate at North Malay Basin, offshore Peninsular Malaysia.  At December 31, 2021, the remaining lease term for the FSO was 11.8 years.
Maturities of lease obligations at December 31, 2021 were as follows:

	Operating Leases	Finance Leases

	(In millions)
2022	$87	$36
2023	75	36
2024	69	36
2025	64	36
2026	49	31
Remaining years	219	145
Total lease payments	563	320
Less: Imputed interest	(99)	(101)
Total lease obligations	$464	$219

The following information relates to the operating and finance leases at December 31:

	Operating Leases		Finance Leases
	2021	2020	2021	2020
Weighted average remaining lease term	9.9 years	10.3 years	11.8 years	12.8 years
Range of remaining lease terms	0.1 - 14.5 years	0.1 - 15.5 years	11.8 years	12.8 years
Weighted average discount rate	4.1%	4.0%	7.9%	7.9%
The components of lease costs for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020

	(In millions)
Operating lease cost	$88	$200
Finance lease cost:
Amortization of leased assets	24	31
Interest on lease obligations	18	20
Short-term lease cost (a)	137	199
Variable lease cost (b)	21	38
Sublease income (c)	(17)	(15)
Total lease cost	$271	$473
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
Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 were as follows:

	Operating Leases		Finance Leases

	2021	2020	2021	2020

	(In millions)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows (a)	$87	$218	$18	$20
Financing cash flows (a)	—	—	18	17
Noncash transactions:
Leased assets recognized for new lease obligations incurred	12	51	—	—
Changes in leased assets and lease obligations due to lease modifications (b)	29	123	—	—
(a)Amounts represent gross lease payments before any recovery from partners.
(b)In 2020, primarily related to negotiated extensions of an office lease and offshore drilling rig leases.

7.  Debt
Total debt at December 31 consisted of the following:

	2021	2020

	(In millions)
Debt - Hess Corporation:
Senior unsecured fixed-rate public notes:
3.500% due 2024	$299	$299
4.300% due 2027	995	994
7.875% due 2029	464	464
7.300% due 2031	628	628
7.125% due 2033	537	537
6.000% due 2040	742	741
5.600% due 2041	1,236	1,236
5.800% due 2047	494	494
Total senior unsecured fixed-rate public notes	5,395	5,393
Term loan facility	497	988
Fair value adjustments - interest rate hedging	2	5
Total Debt - Hess Corporation	$5,894	$6,386

Debt - Midstream (Hess Midstream Operations LP):
Senior unsecured fixed-rate public notes:
5.625% due 2026	$791	$789
5.125% due 2028	543	542
4.250% due 2030	739	—
Total senior unsecured fixed-rate public notes	2,073	1,331
Term loan A facility	387	395
Revolving credit facility	104	184
Total Debt - Midstream	$2,564	$1,910

Total Debt:
Current portion of long-term debt	$517	$10
Long-term debt	7,941	8,286
Total Debt	$8,458	$8,296
At December 31, 2021, the maturity profile of total debt was as follows:

	Total	Hess Corporation	Midstream

	(In millions)
2022	$520	$500	$20
2023	30	—	30
2024	744	300	444
2025	—	—	—
2026	800	—	800
Thereafter	6,438	5,138	1,300
Total Borrowings	8,532	5,938	2,594
Less: Deferred financing costs and discounts	(74)	(44)	(30)
Total Debt (excluding interest)	$8,458	$5,894	$2,564
No interest was capitalized in 2021 or 2020 (2019: $38 million).
Debt – Hess Corporation:
Senior unsecured fixed-rate public notes:
At December 31, 2021, Hess Corporation’s fixed-rate public notes had a gross principal amount of $5,438 million (2020: $5,438 million) and a weighted average interest rate of 5.9% (2020: 5.9%). The indentures for our fixed-rate public notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of December 31, 2021, Hess Corporation was in compliance with this financial covenant.

Term loan and credit facility:
In March 2020, we entered into a $1 billion three year term loan agreement with a maturity date of March 16, 2023. In July 2021, we repaid $500 million of the $1 billion outstanding under the term loan, and in February 2022, we repaid the remaining $500 million. The remaining $500 million has been classified as Current portion of long-term debt in our Consolidated Balance Sheet at December 31, 2021 as it was our intent to repay the remaining $500 million in the first quarter of 2022.
In 2019, we entered into a $3.5 billion revolving credit facility with a maturity date of May 15, 2023. In April 2021, we amended this credit facility by extending this facility's expiration date for one year to May 2024 and incorporating customary provisions for the eventual replacement of LIBOR among other changes as set forth in the amended credit agreement. Borrowings on the facility will generally bear interest at 1.40% above LIBOR, though the interest rate is subject to adjustment if our credit rating changes. At December 31, 2021, Hess Corporation had no outstanding borrowings or letters of credit under this facility.
The revolving credit facility and term loan are subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility and the term loan agreement). As of December 31, 2021, Hess Corporation was in compliance with these financial covenants.
The most restrictive of the financial covenants related to our fixed-rate public notes and our term loan and revolving credit facility would allow us to borrow up to an additional $1,843 million of secured debt at December 31, 2021.
Other outstanding letters of credit at December 31 were as follows:

	2021	2020

	(In millions)
Committed lines (a)	$29	$54
Uncommitted lines (a)	230	215
Total	$259	$269
(a)At December 31, 2021, committed and uncommitted lines have expiration dates through 2022.
Debt - Midstream:
Senior unsecured fixed-rate public notes:
In November 2017, HIP issued $800 million in aggregate principal amount of 5.625% fixed-rate senior unsecured notes due in 2026.  In December 2019, in connection with the acquisition of HIP and corporate restructuring described in Note 4, Hess Midstream LP, HESM Opco assumed $800 million of outstanding HIP senior unsecured notes in a par-for-par exchange. In addition, in December 2019, HESM Opco issued $550 million in aggregate principal amount of 5.125% fixed-rate senior unsecured notes due in 2028 to finance the acquisition of HIP and repay outstanding borrowings under HIP’s credit facilities. In August 2021, HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due in 2030 in a private offering to finance the repurchase of 31.25 million HESM Opco Class B units held by Hess and GIP. These senior unsecured notes are guaranteed by certain of HESM Opco’s direct and indirect wholly owned material domestic subsidiaries. These senior unsecured notes are non-recourse to Hess Corporation.
Credit facilities:
At December 31, 2021, HESM Opco had $1.4 billion of senior secured syndicated credit facilities maturing December 2024, consisting of a $1 billion 5-year revolving credit facility and a fully drawn $400 million 5-year term loan A facility. The revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes.  Borrowings under the 5-year term loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the 5-year syndicated revolving credit facility ranges from 1.275% to 2.000%.  Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities).  If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter.  HESM Opco was in compliance with these financial covenants at December 31, 2021. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions.  At December 31, 2021, borrowings of $104 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $390 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan A facility.  Borrowings under these credit facilities are non-recourse to Hess Corporation.
8.  Asset Retirement Obligations
The following table describes the changes in our asset retirement obligations for the years ended December 31:

	2021	2020

	(In millions)
Balance at January 1	$999	$1,024
Liabilities incurred	229	36
Liabilities settled or disposed of	(207)	(161)
Accretion expense	44	46
Revisions of estimated liabilities	126	52
Foreign currency remeasurement	(1)	2
Balance at December 31	$1,190	$999

Total Asset Retirement Obligations at December 31:
Current portion of asset retirement obligations	$185	$105
Long-term asset retirement obligations	1,005	894
Total at December 31	$1,190	$999
The liabilities incurred in 2021 on Hess owned properties primarily relate to operations in the U.S. and Guyana while liabilities incurred in 2020 primarily relate to operations in Guyana, the U.S. and Malaysia.  In August 2020, Fieldwood and related entities filed for bankruptcy relief under Chapter 11 of the U.S. Bankruptcy Code. Fieldwood’s Bankruptcy Plan, which was approved by the U.S. Bankruptcy Court in June 2021, includes the abandonment of certain assets, including seven offshore Gulf of Mexico leases and related facilities in the West Delta Field that were formerly owned by us and sold to a Fieldwood predecessor in 2004, and the discharge of Fieldwood’s obligation to decommission these facilities. As a result, in October 2021 and February 2022, we received decommissioning orders from the BSEE requiring us to decommission certain wells and related facilities located on six of the seven West Delta leases. We expect to receive additional orders covering the remainder of the West Delta decommissioning obligations in the near future and are actively engaged with the BSEE to agree on the scope and timing of decommissioning activities. Our decommissioning obligation derives from our former ownership of the facilities. We are seeking contribution from other parties that owned an interest in the facilities. Liabilities incurred in 2021 include $147 million representing total estimated abandonment obligations in the West Delta Field. Potential recoveries from other parties that previously owned an interest in the West Delta Field have not been recognized as of December 31, 2021.
The liabilities settled or disposed of in 2021 primarily result from the sale of our interests in Denmark and abandonment activity completed in the Gulf of Mexico and the Bakken. Liabilities settled or disposed of in 2020 primarily result from an asset sale in the Gulf of Mexico and abandonment activity completed in the Gulf of Mexico, the Bakken and the U.K. North Sea.  Revisions of estimated liabilities in 2021 and 2020 primarily reflect an acceleration of planned abandonment activity in the Gulf of Mexico and changes in service and equipment rates.
Sinking fund deposits that are legally restricted for purposes of settling asset retirement obligations, which are reported in non-current Other assets in the Consolidated Balance Sheet, were $233 million at December 31, 2021 (2020: $207 million).

9.  Retirement Plans
We have funded noncontributory defined benefit pension plans for a significant portion of our employees.  In addition, we have an unfunded supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from our principal pension plans, were it not for limitations imposed by income tax regulations.  The plans provide defined benefits based on years of service and final average salary to our U.S. employees hired prior to January 1, 2017 and to our employees in the United Kingdom (U.K.).  The U.S. employees hired on or after January 1, 2017 participate under a cash accumulation formula and receive credits to a notional account based on a percentage of pensionable wages. Interest accrues on the balance in the notional account at a rate determined in accordance with plan provisions. Additionally, we maintain an unfunded postretirement medical plan that provides health benefits to certain U.S. qualified retirees from ages 55 through 65.  The measurement date for all retirement plans is December 31.
The following table summarizes the benefit obligations, the fair value of plan assets, and the funded status of our pension and postretirement medical plans:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2021	2020	2021	2020	2021	2020

	(In millions)
Change in Benefit Obligation
Balance at January 1,	$3,085	$2,667	$269	$242	$65	$75
Service cost	41	37	10	13	3	3
Interest cost	52	68	3	5	1	1
Actuarial (gains) loss (a)	(126)	385	(8)	26	(3)	(8)
Benefit payments (b)	(100)	(93)	(26)	(17)	(7)	(6)
Plan amendments	2	—	—	—	—	—
Foreign currency exchange rate changes	(6)	21	—	—	—	—
Balance at December 31, (c)	2,948	3,085	248	269	59	65
Change in Fair Value of Plan Assets
Balance at January 1,	$3,043	$2,732	$—	$—	$—	$—
Actual return on plan assets	417	378	—	—	—	—
Employer contributions	6	4	26	17	7	6
Benefit payments (b)	(100)	(93)	(26)	(17)	(7)	(6)
Foreign currency exchange rate changes	(9)	22	—	—	—	—
Balance at December 31,	3,357	3,043	—	—	—	—

Funded Status (Plan assets greater (less) than benefit obligations) at December 31,	$409	$(42)	$(248)	$(269)	$(59)	$(65)

Unrecognized Net Actuarial (Gains) Losses	$501	$900	$66	$86	$(21)	$(19)
(a)Changes in discount rates resulted in actuarial gains of $178 million in 2021 (2020: $387 million of actuarial losses). Changes in the inflation assumptions for our U.K. pension plan resulted in actuarial losses of $36 million in 2021 (2020: $24 million of actuarial losses). Changes in mortality assumptions resulted in actuarial losses of $7 million in 2021 (2020: $18 million of actuarial gains). Changes in all other assumptions, including demographic assumptions, resulted in actuarial gains of $2 million in 2021 (2020: $10 million of actuarial losses).
(b)Benefit payments include lump-sum settlement payments of $34 million in 2021 (2020: $23 million).
(c)At December 31, 2021, the accumulated benefit obligation for the funded and unfunded defined benefit pension plans was $2,856 million and $208 million, respectively (2020: $2,993 million and $228 million, respectively).
  Amounts recognized in the Consolidated Balance Sheet at December 31 consisted of the following:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2021	2020	2021	2020	2021	2020

	(In millions)
Noncurrent assets	$409	$45	$—	$—	$—	$—
Current liabilities	—	—	(34)	(49)	(6)	(7)
Noncurrent liabilities	—	(87)	(214)	(220)	(53)	(58)
Pension assets / (accrued benefit liability)	$409	$(42)	$(248)	$(269)	$(59)	$(65)

Accumulated other comprehensive (income) loss, pre-tax (a)	$501	$900	$66	$86	$(21)	$(19)
(a)The after‑tax deficit reflected in Accumulated other comprehensive income (loss) was $338 million at December 31, 2021 (2020: $759 million deficit).

The net periodic benefit cost for funded and unfunded pension plans, and the postretirement medical plan, is as follows:

	Pension Plans			Postretirement Medical Plan
	2021	2020	2019	2021	2020	2019

	(In millions)
Service cost	$51	$50	$44	$3	$3	$2
Interest cost	55	73	89	1	1	2
Expected return on plan assets	(197)	(180)	(180)	—	—	—
Amortization of unrecognized net actuarial losses (gains)	58	48	52	(1)	(1)	(1)
Settlement loss	9	—	93	—	—	—
Curtailment gain	—	—	—	—	—	—
Net Periodic Benefit Cost / (Income) (a)	$(24)	$(9)	$98	$3	$3	$3
(a)Net non-service cost, which is included in Other, net in the Statement of Consolidated Income, was income of $75 million in 2021 (2020: $59 million of income; 2019: $55 million of expense).
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
In 2022, we forecast service cost for our pension and postretirement medical plans to be approximately $50 million and net non-service cost of approximately $135 million of income, which is comprised of interest cost of approximately $65 million, amortization of unrecognized net actuarial losses of approximately $15 million, and estimated expected return on plan assets of approximately $215 million.
Assumptions:  The weighted average actuarial assumptions used to determine benefit obligations at December 31 and net periodic benefit cost for the three years ended December 31 for our funded and unfunded pension plans were as follows:

	2021	2020	2019
Benefit Obligations:
Discount rate	2.5%	2.2%	2.9%
Rate of compensation increase	3.8%	3.8%	3.8%

Net Periodic Benefit Cost:
Discount rate
Service cost	2.6%	3.2%	3.9%
Interest cost	1.7%	2.6%	3.4%
Expected return on plan assets	6.6%	6.7%	7.1%
Rate of compensation increase	3.8%	3.8%	3.8%
The actuarial assumptions used to determine benefit obligations at December 31 for the postretirement medical plan were as follows:

	2021	2020	2019
Discount rate	2.4%	1.9%	2.8%
Initial health care trend rate	5.5%	6.0%	6.5%
Ultimate trend rate	4.0%	4.5%	4.5%
Year in which ultimate trend rate is reached	2046	2038	2038
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
Fair value:  The following tables provide the fair value of the financial assets of the funded pension plans at December 31, 2021 and 2020 in accordance with the fair value measurement hierarchy described in Note 1, Nature of Operations, Basis of Presentation and Summary of Accounting Policies.

	Level 1	Level 2	Level 3	Net Asset Value (c)	Total

	(In millions)
December 31, 2021
Cash and Short-Term Investment Funds	$19	$—	$—	$—	$19
Equities:
U.S. equities (domestic)	601	—	—	87	688
International equities (non-U.S.)	73	56	—	375	504
Global equities (domestic and non-U.S.)	—	7	—	224	231
Fixed Income:
Treasury and government related (a)	—	361	—	41	402
Mortgage-backed securities (b)	—	128	—	63	191
Corporate	128	452	—	55	635
Other:
Hedge funds	—	—	—	81	81
Private equity funds	—	—	—	382	382
Real estate funds	29	—	—	195	224
Total investments	$850	$1,004	$—	$1,503	$3,357
December 31, 2020
Cash and Short-Term Investment Funds	$44	$—	$—	$—	$44
Equities:
U.S. equities (domestic)	585	—	—	164	749
International equities (non-U.S.)	94	43	—	352	489
Global equities (domestic and non-U.S.)	—	8	—	217	225
Fixed Income:
Treasury and government related (a)	—	350	—	49	399
Mortgage-backed securities (b)	—	116	—	70	186
Corporate	—	381	—	62	443
Other:
Hedge funds	—	—	—	73	73
Private equity funds	—	—	—	251	251
Real estate funds	23	—	—	161	184
Total investments	$746	$898	$—	$1,399	$3,043
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
Fixed income investments - Consists of individually held securities issued by the U.S. government, non-U.S. governments, governmental agencies, municipalities and corporations, and agency and non-agency mortgage-backed securities.  This investment category also includes funds that consist of fixed income securities.  Individual fixed income securities are generally priced based on evaluated prices from independent pricing services, which are monitored and provided by the third-party custodial firm responsible for safekeeping assets of the particular plan and are classified as Level 2.  Exchange-traded funds consisting of fixed income securities are classified as Level 1. Certain funds, consisting primarily of fixed income securities, are classified as Level 2 if the NAV is determined and published daily, and is the basis for current transactions.  Commingled funds, consisting primarily of fixed income securities, are valued using the NAV per fund share.
Other investments - Consists of exchange‑traded real estate investment trust securities, which are classified as Level 1.  Commingled funds and limited partnership investments in hedge funds, private equity and real estate funds are valued at the NAV per fund share.
Contributions and estimated future benefit payments:  In 2022, we expect to contribute approximately $45 million to our funded pension plans.
Estimated future benefit payments by the funded and unfunded pension plans, and the postretirement medical plan, which reflect expected future service, are as follows (in millions):

2022	$131
2023	132
2024	137
2025	125
2026	131
Years 2027 to 2031	662
We also have defined contribution plans for certain eligible employees.  Employees may contribute a portion of their compensation to these plans and we match a portion of the employee contributions.  We recorded expense of $18 million in 2021 for contributions to these plans (2020: $22 million; 2019: $20 million).

10.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	Other (a)	E&P Total
2021
Sales of our net production volumes:
Crude oil revenue	$2,958	$765	$83	$519	$4,325	$—	$—	$4,325
Natural gas liquids revenue	594	—	—	—	594	—	—	594
Natural gas revenue	350	—	655	10	1,015	—	—	1,015
Sales of purchased oil and gas	1,638	16	—	95	1,749	—	—	1,749
Intercompany revenue	—	—	—	—	—	1,204	(1,204)	—
Total revenues from contracts with customers	5,540	781	738	624	7,683	1,204	(1,204)	7,683
Other operating revenues (b)	(162)	(27)	—	(21)	(210)	—	—	(210)
Total sales and other operating revenues	$5,378	$754	$738	$603	$7,473	$1,204	$(1,204)	$7,473
2020
Sales of our net production volumes:
Crude oil revenue	$1,898	$278	$34	$153	$2,363	$—	$—	$2,363
Natural gas liquids revenue	253	—	—	—	253	—	—	253
Natural gas revenue	144	—	477	10	631	—	—	631
Sales of purchased oil and gas	831	5	—	11	847	—	—	847
Intercompany revenue	—	—	—	—	—	1,092	(1,092)	—
Total revenues from contracts with customers	3,126	283	511	174	4,094	1,092	(1,092)	4,094
Other operating revenues (b)	478	67	—	28	573	—	—	573
Total sales and other operating revenues	$3,604	$350	$511	$202	$4,667	$1,092	$(1,092)	$4,667
2019
Sales of our net production volumes:
Crude oil revenue	$2,981	$—	$113	$566	$3,660	$—	$—	$3,660
Natural gas liquids revenue	229	—	—	—	229	—	—	229
Natural gas revenue	150	—	646	33	829	—	—	829
Sales of purchased oil and gas	1,644	—	3	91	1,738	—	—	1,738
Intercompany revenue	—	—	—	—	—	848	(848)	—
Total revenues from contracts with customers	5,004	—	762	690	6,456	848	(848)	6,456
Other operating revenues (b)	39	—	—	—	39	—	—	39
Total sales and other operating revenues	$5,043	$—	$762	$690	$6,495	$848	$(848)	$6,495
(a)Other includes our interests in Denmark, which were sold in August 2021, and Libya.
(b)Includes gains (losses) on commodity derivatives of $(243) million in 2021, $547 million in 2020, and $1 million in 2019.

At December 31, 2021, contract liabilities of $24 million (2020: nil) resulted from a take-or-pay deficiency payment received in 2021 that is subject to a make-up period expiring in December 2023. At December 31, 2021 and 2020, there were no contract assets.
11.  Dispositions
2021: We completed the sale of our interests in Denmark for net cash consideration of approximately $130 million, after normal closing adjustments, and recognized a pre-tax gain of $29 million ($29 million after income taxes). In addition, we completed the sale of our Little Knife and Murphy Creek nonstrategic acreage interests in the Bakken for net cash consideration of $297 million, after normal closing adjustments. The sale included approximately 78,700 net acres, which are located in the southernmost portion of the Corporation's Bakken position. The acreage constituted part of a larger amortization base and the sale was treated as a normal retirement. Accordingly, no gain or loss was recognized upon sale.
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

12.  Impairment and Other
Oil and Gas Properties:
In June 2021, the U.S. Bankruptcy Court approved the bankruptcy plan for Fieldwood which includes transferring abandonment obligations of Fieldwood to predecessors in title of certain of its assets, including Hess, who are jointly and severally liable for the obligations. As a result, we recognized a charge of $147 million ($147 million after income taxes) in connection with total estimated abandonment obligations for seven leases in the West Delta Field in the Gulf of Mexico, which we sold to a Fieldwood predecessor in 2004. See Note 8, Asset Retirement Obligations.
As a result of the significant decline in crude oil prices due to the global economic slowdown from COVID-19, we reviewed our oil and gas properties within the Exploration and Production operating segment for impairment in the first quarter of 2020. We recognized pre-tax impairment charges in the first quarter of 2020 to reduce the carrying value of our oil and gas properties and certain related right-of-use assets at the North Malay Basin in Malaysia by $755 million ($755 million after income taxes), the South Arne Field in Denmark by $670 million ($594 million after income taxes), and in the Gulf of Mexico, the Stampede Field by $410 million ($410 million after income taxes) and the Tubular Bells Field by $270 million ($270 million after income taxes) primarily as a result of a lower long-term crude oil price outlook. The impairment charges were based on estimates of fair value at March 31, 2020 determined by discounting internally developed future net cash flows, a Level 3 fair value measurement. The total of the fair value estimates was approximately $1.05 billion. Significant inputs used in determining the discounted future net cash flows include future prices, projected production volumes using risk adjusted oil and gas reserves, and discount rates. The future pricing assumptions used were based on forward strip crude oil prices as of March 31, 2020 for the remainder of 2020 through 2022, and $50 per barrel for WTI ($55 per barrel for Brent) in 2023 and thereafter to the end of field life. The weighted average crude oil benchmark price based on total projected crude oil volumes for the impaired assets was $48.82 per barrel. A discount rate of 10% was used in each of the fair value measurements which represents the estimated discount rate a market participant would use. We determined the discount rate by considering the weighted average cost of capital for a group of peer companies.
Other Assets:
In the first quarter of 2020, we recognized impairment charges totaling $21 million pre-tax ($20 million after income taxes) related to drilling rig right-of-use assets in the Bakken and surplus materials and supplies.
13.  Severance Costs
We incurred employee termination costs of $27 million in 2020 related to cost reduction initiatives. All charges were based on amounts incurred under ongoing severance arrangements or other statutory requirements, plus amounts earned under enhanced benefit arrangements. Payments for termination costs were $7 million in 2021 (2020: $20 million; 2019: $4 million).
14.  Share-based Compensation
We have established and maintain long term incentive plans (LTIP) for the granting of restricted common shares, performance share units (PSUs) and stock options to our employees.  At December 31, 2021, the total number of authorized common stock under the LTIP was 63.5 million shares, of which we have 23.6 million shares available for issuance.  Share‑based compensation expense consisted of the following:

	2021	2020	2019

	(In millions)
Restricted stock	$49	$51	$53
Performance share units	18	18	22
Stock options	10	10	10
Share-based compensation expense before income taxes	$77	$79	$85
Income tax benefit on share-based compensation expense	$—	$—	$—
Based on share‑based compensation awards outstanding at December 31, 2021, unearned compensation expense, before income taxes, of $79 million is expected to be recognized over a weighted average period of 1.8 years.

Our share-based compensation plans can be summarized as follows:
Restricted stock:
Restricted stock generally vests equally on an annual basis over a three-year term and is valued based on the prevailing market price of our common stock on the date of grant.  The following is a summary of restricted stock award activity in 2021:

	Shares of Restricted Common Stock	Weighted - Average Price on Date of Grant

	(In thousands, except per share amounts)
Outstanding at January 1, 2021	1,917	$51.94
Granted	781	75.11
Vested (a)	(980)	52.72
Forfeited	(102)	57.16
Outstanding at December 31, 2021	1,616	$62.33
(a)In 2021, restricted stock with a vesting date fair value of $72 million were vested (2020: $51 million; 2019: $102 million).
Performance share units:
PSUs generally vest three years from the date of grant and are valued using a Monte Carlo simulation on the date of grant.  The number of shares of common stock to be issued under a PSU agreement is based on a comparison of the Corporation’s total shareholder return (TSR) to the TSR of a predetermined group of peer companies over a three-year performance period ending December 31 of the year prior to settlement of the grant.  Beginning with the PSUs granted in 2020, the Corporation's TSR is compared to the TSR of a predetermined group of peer companies and the S&P 500 index over the three-year performance period. Payouts of the performance share awards will range from 0% to 200% of the target awards based on the Corporation’s TSR ranking within the peer group.  Dividend equivalents for the performance period will accrue on performance shares but will only be paid out on earned shares after the performance period.  The following is a summary of PSU activity in 2021:

	Performance Share Units	Weighted - Average Fair Value on Date of Grant

	(In thousands, except per share amounts)
Outstanding at January 1, 2021	806	$62.36
Granted	205	86.70
Vested (a)	(274)	59.65
Forfeited	(4)	62.66
Outstanding at December 31, 2021	733	$70.17
(a)In 2021, PSU’s with a vesting date fair value of $30 million were vested (2020: $48 million; 2019: $16 million).
The following weighted average assumptions were utilized to estimate the fair value of PSU awards:

	2021	2020	2019
Risk free interest rate	0.29%	0.52%	2.48%
Stock price volatility	0.579	0.374	0.369
Contractual term in years	3.0	3.0	3.0
Grant date price of Hess common stock	$75.04	$49.72	$56.74

Stock options:
Stock options vest over three years from the date of grant, have a 10‑year term, and the exercise price equals the market price of our common stock on the date of grant.  The following is a summary of stock options activity in 2021:

	Number of options (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2021	4,382	$61.57	5.1 years
Granted	319	75.04
Exercised	(1,538)	49.87
Cancelled	(1,049)	83.88
Forfeited	(27)	52.07
Outstanding at December 31, 2021	2,087	$61.15	6.5 years
At December 31, 2021, there were 2.1 million outstanding stock options (1.17 million exercisable) with a weighted average exercise price of $61.15 per share ($62.27 per share for exercisable options), a weighted average remaining contractual life of 6.5 years (5.0 years for exercisable options) and an aggregate intrinsic value of $28 million ($15 million for exercisable options). The intrinsic value of stock options exercised in 2021 was $45 million (2020: $3 million, 2019: $10 million).
The following weighted average assumptions were utilized to estimate the fair value of stock options:

	2021	2020	2019
Risk free interest rate	0.95%	0.64%	2.55%
Stock price volatility	0.470	0.372	0.359
Dividend yield	1.33%	2.01%	1.76%
Expected life in years	6.0	6.0	6.0
Weighted average fair value per option granted	$29.66	$14.30	$18.08
In estimating the fair value of PSUs and stock options, the risk-free interest rate is based on the vesting period of the award and is obtained from published sources.  The stock price volatility is determined from the historical stock prices of the Corporation using the expected term.
15.  Income Taxes
The provision (benefit) for income taxes consisted of:

	2021	2020	2019

	(In millions)
United States
Federal
Current	$—	$(4)	$(1)
Deferred taxes and other accruals	12	6	72
State	3	(1)	16
	15	1	87
Foreign
Current (a)	478	48	447
Deferred taxes and other accruals	107	(60)	(73)
	585	(12)	374
Provision (Benefit) For Income Taxes	$600	$(11)	$461
(a)Primarily comprised of Libya in 2021, 2020 and 2019.
Income (loss) before income taxes consisted of the following:

	2021	2020	2019

	(In millions)
United States (a)	$143	$(1,509)	$(338)
Foreign	1,347	(1,341)	559
Income (Loss) Before Income Taxes	$1,490	$(2,850)	$221
(a)Includes substantially all of our interest expense, corporate expense and the results of commodity hedging activities.

The difference between our effective income tax rate and the U.S. statutory rate is reconciled below:

	2021	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations (a)	28.0	12.1	142.9
State income taxes, net of federal income tax	0.2	0.1	5.8
Valuation allowance on current year operations	(5.3)	(36.5)	41.8
Release valuation allowance against previously unbenefited deferred tax assets	—	—	(24.5)
Noncontrolling interests in Midstream	(4.0)	1.7	(16.0)
Intraperiod allocation	—	—	33.7
Credits	—	2.0	—
Equity and executive compensation	0.4	(0.1)	2.2
Other	—	0.1	1.2
Total	40.3%	0.4%	208.1%
(a)The variance in effective income tax rates attributable to the effect of foreign operations primarily resulted from the mix of income among high, primarily Libya, and low tax rate jurisdictions.
The components of deferred tax liabilities and deferred tax assets at December 31, were as follows:

	2021	2020

	(In millions)
Deferred Tax Liabilities
Property, plant and equipment and investments	$(1,712)	$(847)
Other	(38)	(45)
Total Deferred Tax Liabilities	(1,750)	(892)
Deferred Tax Assets
Net operating loss carryforwards	4,323	5,037
Tax credit carryforwards	89	135
Property, plant and equipment and investments	258	55
Accrued compensation, deferred credits and other liabilities	71	196
Asset retirement obligations	258	252
Other	277	325
Total Deferred Tax Assets	5,276	6,000
Valuation allowances (a)	(3,838)	(5,391)
Total deferred tax assets, net of valuation allowances	1,438	609
Net Deferred Tax Assets (Liabilities)	$(312)	$(283)
(a)In 2021, the valuation allowance decreased by $1,553 million (2020: increase of $657 million; 2019: decrease of $143 million).
In the Consolidated Balance Sheet, deferred tax assets and liabilities are netted by taxing jurisdiction and are recorded at December 31, as follows:

	2021	2020

	(In millions)
Deferred income taxes (long-term asset)	$71	$59
Deferred income taxes (long-term liability)	(383)	(342)
Net Deferred Tax Assets (Liabilities)	$(312)	$(283)
At December 31, 2021, we have recognized a gross deferred tax asset related to net operating loss carryforwards of $4,323 million before application of valuation allowances.  The deferred tax asset is comprised of $300 million attributable to foreign net operating losses which will begin to expire in 2025, $3,507 million attributable to U.S. federal operating losses which will begin to expire in 2034, and $516 million attributable to losses in various U.S. states which will begin to expire in 2022.  The deferred tax asset attributable to foreign net operating losses, net of valuation allowances, is $166 million.  A full valuation allowance is established against the deferred tax asset attributable to U.S. federal and state net operating losses, except for $12 million of U.S. federal and $3 million of U.S. state deferred tax assets attributable to Midstream activities for which separate U.S. federal and state tax returns are filed.  At December 31, 2021, we have U.S. state tax credit carryforwards of $18 million, which will begin to expire in 2034, $71 million of other business credit carryforwards, which will begin to expire in 2036, and foreign tax credit carryforwards of $1 million, which will begin to expire in 2024. A full valuation allowance is established against the deferred tax asset attributable to these credits.
At December 31, 2021, the Consolidated Balance Sheet reflects a $3,838 million (2020: $5,391 million) valuation allowance against the net deferred tax assets for multiple jurisdictions based on application of the relevant accounting standards.  Hess continues to maintain a full valuation allowance against its deferred tax assets in the U.S. (non-Midstream) and Malaysia, and other certain jurisdictions, and did so against its deferred tax assets in Denmark prior to its sale in 2021 (see Note 11, Dispositions). The reduction in valuation allowance year over year is primarily due to the sale of the Denmark asset with its deferred tax asset and related valuation allowance being derecognized as part of net basis of property sold and partially due to a reduction in deferred tax asset balances in jurisdictions where we continue to maintain a full valuation allowance. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets.  The cumulative loss incurred over the three-year period ending December 31, 2021 constitutes significant objective negative evidence.  Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence.
Below is a reconciliation of the gross beginning and ending amounts of unrecognized tax benefits:

	2021	2020	2019

	(In millions)
Balance at January 1	$166	$168	$168
Additions based on tax positions taken in the current year	12	2	2
Additions based on tax positions of prior years	3	1	1
Reductions based on tax positions of prior years	(48)	(2)	(1)
Reductions due to settlements with taxing authorities	—	(1)	—
Reductions due to lapses in statutes of limitation	—	(2)	(2)
Balance at December 31	$133	$166	$168
The December 31, 2021 balance of unrecognized tax benefits includes $15 million that, if recognized, would impact our effective income tax rate.  Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease between zero and $15 million due to settlements with taxing authorities or other resolutions, as well as lapses in statutes of limitation.  At December 31, 2021, our accrued interest and penalties related to unrecognized tax benefits is $6 million (2020: $6 million).
We file income tax returns in the U.S. and various foreign jurisdictions.  We are no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2009.

16.  Outstanding and Weighted Average Common Shares
The Net income (loss) and weighted average number of common shares used in basic and diluted earnings per share computation were as follows:

	2021	2020	2019

	(In millions except per share amounts)
Net Income (Loss) Attributable to Hess Corporation Common Stockholders:
Net income (loss)	$890	$(2,839)	$(240)
Less: Net income (loss) attributable to noncontrolling interests	331	254	168
Less: Preferred stock dividends	—	—	4
Net income (loss) attributable to Hess Corporation Common Stockholders	$559	$(3,093)	$(412)

Weighted Average Number of Common Shares Outstanding:
Basic	307.4	304.8	301.2
Effect of dilutive securities
Restricted common stock	0.7	—	—
Stock options	0.4	—	—
Performance share units	0.8	—	—
Diluted	309.3	304.8	301.2

Net Income (Loss) Attributable to Hess Corporation per Common Share:
Basic	$1.82	$(10.15)	$(1.37)
Diluted	$1.81	$(10.15)	$(1.37)

Antidilutive shares excluded from the computation of diluted shares:
Restricted common stock	—	2.1	2.2
Stock options	0.7	4.3	4.7
Performance share units	—	1.1	1.7
The following table provides the changes in our outstanding common shares:

	2021	2020	2019

	(In millions)
Balance at January 1	307.0	304.9	291.4
Conversion of preferred stock	—	—	11.6
Activity related to restricted stock awards, net	0.7	1.0	0.9
Stock options exercised	1.5	0.3	0.7
PSUs vested	0.5	0.8	0.3
Balance at December 31	309.7	307.0	304.9
Preferred Stock:
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
Common Stock Repurchase Plan:
At December 31, 2021, we are authorized, but not required, to purchase additional common stock up to a value of $650 million.
Common Stock Dividends:
Cash dividends declared on common stock totaled $1.00 per share in 2021, 2020 and 2019. See Note 21, Subsequent Events.

17.  Supplementary Cash Flow Information
The following information supplements the Statement of Consolidated Cash Flows:

	2021	2020	2019

	(In millions)
Cash Flows From Operating Activities
Interest paid	$(459)	$(460)	$(380)
Net income taxes (paid) refunded	(16)	(64)	(417)

Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(1,698)	$(1,678)	$(2,576)
Increase (decrease) in related liabilities	114	(218)	143
Additions to property, plant and equipment - E&P	$(1,584)	$(1,896)	$(2,433)

Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(183)	$(253)	$(416)
Increase (decrease) in related liabilities	20	(48)	20
Additions to property, plant and equipment - Midstream	$(163)	$(301)	$(396)
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
We, along with many companies that have been or continue to be engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of MTBE in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the U.S. against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us. The principal allegation in all cases was that gasoline containing MTBE was a defective product and that these producers and refiners are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. The majority of the cases asserted against us have been settled. There are two remaining active cases, filed by Pennsylvania and Maryland. In June 2014, the Commonwealth of Pennsylvania filed a lawsuit alleging that we and all major oil companies with operations in Pennsylvania, have damaged the groundwater by introducing thereto gasoline with MTBE. The Pennsylvania suit has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York. In December 2017, the State of Maryland filed a lawsuit alleging that we and other major oil companies damaged the groundwater in Maryland by introducing thereto gasoline with MTBE. The suit, filed in Maryland state court, was served on us in January 2018 and has been removed to federal court by the defendants.
In September 2003, we received a directive from the NJDEP to remediate contamination in the sediments of the Lower Passaic River. The NJDEP is also seeking natural resource damages. The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned. We and over 70 companies entered into an Administrative Order on Consent with the EPA to study the same contamination; this work remains ongoing. We and other parties settled a cost recovery claim by the State of New Jersey and agreed with the EPA to fund remediation of a portion of the site. On March 4, 2016, the EPA issued a ROD in respect of the lower eight miles of the Lower Passaic River, selecting a remedy that includes bank-to-bank dredging at an estimated cost of $1.38 billion.  The ROD does not address the upper nine miles of the Lower Passaic River or the Newark Bay, which may require additional remedial action. In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River. Given that the EPA has not selected a final remedy for the entirety of the Lower Passaic River or the Newark Bay, total remedial costs cannot be reliably estimated at this time. Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because our former terminal did not store or use contaminants which are of concern in the river sediments and could not have contributed contamination along the river’s length. Further, there are numerous other parties who we expect will bear the cost of remediation and damages.
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
We are also involved in other judicial and administrative proceedings from time to time in addition to the matters described above, including claims related to post-production deductions from royalty payments. We may also be exposed to future decommissioning liabilities for divested assets in the event the current or future owners of facilities previously owned by us are determined to be unable to perform such actions, whether due to bankruptcy or otherwise. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters before a loss or range of loss can be reasonably estimated for any proceeding.
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
Unconditional Purchase Obligations and Commitments
The following table shows aggregate information for certain unconditional purchase obligations and commitments at December 31, 2021, which are not included elsewhere within these Consolidated Financial Statements:

		Payments Due by Period
	Total	2022	2023 and 2024	2025 and 2026	Thereafter

	(In millions)
Capital expenditures	$3,263	$1,028	$1,458	$777	$—
Operating expenses	180	132	42	6	—
Transportation and related contracts	2,574	390	639	453	1,092

19.  Segment Information
We currently have two operating segments, E&P and Midstream.  The E&P operating segment explores for, develops, produces, purchases and sells crude oil, NGL and natural gas.  Production operations over the three years ended December 31, 2021 were in the U.S., Malaysia and the JDA, Denmark (sold in August 2021), Libya, and Guyana commencing December 2019. The Midstream operating segment provides fee-based services including crude oil and natural gas gathering, processing of natural gas and the fractionation of NGL, transportation of crude oil by rail car, terminaling and loading crude oil and NGL, storing and terminaling propane, and water handling services primarily in the Bakken shale play of North Dakota.  All unallocated costs are reflected under Corporate, Interest and Other.
The following table presents operating segment financial data (in millions):

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
2021
Sales and Other Operating Revenues - Third parties	$7,473	$—	$—	$—	$7,473
Intersegment Revenues	—	1,204	—	(1,204)	—
Sales and Other Operating Revenues	$7,473	$1,204	$—	$(1,204)	$7,473
Net Income (Loss) Attributable to Hess Corporation	$770	$286	$(497)	$—	$559
Interest Expense	—	105	376	—	481
Depreciation, Depletion and Amortization	1,361	166	1	—	1,528
Impairment and Other	147	—	—	—	147
Provision (Benefit) for Income Taxes	585	15	—	—	600
Investment in Affiliates	94	102	1	—	197
Identifiable Assets	14,173	3,671	2,671	—	20,515
Capital Expenditures	1,698	183	—	—	1,881

2020
Sales and Other Operating Revenues - Third parties	$4,667	$—	$—	$—	$4,667
Intersegment Revenues	—	1,092	—	(1,092)	—
Sales and Other Operating Revenues	$4,667	$1,092	$—	$(1,092)	$4,667
Net Income (Loss) Attributable to Hess Corporation	$(2,841)	$230	$(482)	$—	$(3,093)
Interest Expense	—	95	373	—	468
Depreciation, Depletion and Amortization	1,915	157	2	—	2,074
Impairment and Other	2,126	—	—	—	2,126
Provision (Benefit) for Income Taxes	(12)	7	(6)	—	(11)
Investment in Affiliates	104	108	—	—	212
Identifiable Assets	13,688	3,599	1,534	—	18,821
Capital Expenditures	1,678	253	—	—	1,931

2019
Sales and Other Operating Revenues - Third parties	$6,495	$—	$—	$—	$6,495
Intersegment Revenues	—	848	—	(848)	—
Sales and Other Operating Revenues	$6,495	$848	$—	$(848)	$6,495
Net Income (Loss) Attributable to Hess Corporation	$53	$144	$(605)	$—	$(408)
Interest Expense	—	63	317	—	380
Depreciation, Depletion and Amortization	1,977	142	3	—	2,122
Provision (Benefit) for Income Taxes	375	—	86	—	461
Capital Expenditures	2,576	416	—	—	2,992

The following table presents financial information by major geographic area:

	United States	Guyana	Malaysia and JDA	Other (a)	Corporate, Interest and other	Total

	(In millions)
2021
Sales and Other Operating Revenues	$5,378	$754	$738	$603	$—	$7,473
Property, Plant and Equipment (Net) (b)	9,721	3,064	1,035	352	10	14,182
2020
Sales and Other Operating Revenues	$3,604	$350	$511	$202	$—	$4,667
Property, Plant and Equipment (Net) (b)	10,384	2,114	1,067	539	11	14,115
2019
Sales and Other Operating Revenues	$5,043	$—	$762	$690	$—	$6,495
(a)Other includes our interests in Denmark (sold in August 2021), Libya, Suriname and Canada.
(b)Property, plant and equipment in the United States in 2021 includes $6,596 million (2020: $7,273 million) attributable to the E&P segment and $3,125 million (2020: $3,111 million) attributable to the Midstream segment.
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
Corporate Financial Risk Management Activities: Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production.  Forward contracts may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations.  At December 31, 2021, these forward contracts relate to the British Pound, Canadian Dollar and Malaysian Ringgit.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	December 31, 2021	December 31, 2020

	(In millions)
Commodity - crude oil hedge contracts (millions of barrels)	54.8	27.4
Foreign exchange forwards	$145	$163
Interest rate swaps	$100	$100
For calendar year 2022, we have hedged 90,000 bopd with WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $100 per barrel, and 60,000 bopd with Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $105 per barrel.

The table below reflects the gross and net fair values of risk management derivative instruments:

	Assets	Liabilities

	(In millions)
December 31, 2021
Derivative Contracts Designated as Hedging Instruments:
Crude oil collars	$155	$—
Interest rate swaps	2	—
Total derivative contracts designated as hedging instruments	157	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	157	(1)
Gross amount offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$157	$(1)

December 31, 2020
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$64	$—
Crude oil swaps	—	(54)
Interest rate swaps	5	—
Total derivative contracts designated as hedging instruments	69	(54)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	69	(55)
Gross amount offset in the Consolidated Balance Sheet	(13)	13
Net Amounts Presented in the Consolidated Balance Sheet	$56	$(42)
At December 31, 2021, the fair value of our crude oil collars is presented within Other current assets in our Consolidated Balance Sheet. At December 31, 2020, the fair value of our crude oil put options and crude oil swaps is presented within Other current assets and Accrued liabilities, respectively, in our Consolidated Balance Sheet. The fair value of our interest rate swaps is presented within Other assets in our Consolidated Balance Sheet. The fair value of our foreign exchange forwards is presented within Accrued liabilities in our Consolidated Balance Sheet. All fair values in the table above are based on Level 2 inputs.
Derivative contracts designated as hedging instruments:
Crude oil hedge contracts: In 2021, crude oil price hedging contracts decreased Sales and other operating revenues by $243 million (2020: increase of $547 million; 2019: increase of $1 million). At December 31, 2021, pre-tax deferred losses in Accumulated other comprehensive income (loss) related to outstanding crude oil price hedging contracts were $68 million ($68 million after income taxes), all of which will be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
Interest rate swaps designated as fair value hedges:  At December 31, 2021, we had interest rate swaps with gross notional amounts of $100 million (2020: $100 million), which were designated as fair value hedges and relate to long-term debt where we have converted interest payments from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed‑rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In 2021, the change in fair value of interest rate swaps was a decrease of $3 million (2020: $4 million increase; 2019: $3 million increase) with a corresponding adjustment in the carrying value of the hedged fixed‑rate debt.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Total foreign exchange gains and losses were losses of $2 million in 2021 (2020: loss of $6 million; 2019: gain of $3 million) and are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income.  A component of foreign exchange gains or losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to a net gain of $1 million in 2021 (2020: net gain of $2 million; 2019: net loss of $2 million).
Credit Risk: We are exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers.  Accounts receivable are generated from a diverse domestic and international customer base.  At December 31, 2021, our Accounts receivable were concentrated with the following counterparty industry segments:  Integrated companies — 50%, Independent E&P companies — 31%, Refining and marketing companies — 9%,  National oil companies — 3%,

Storage and transportation companies — 3%, and Others — 4%.  We reduce risk related to certain counterparties, where applicable, by using master netting arrangements and requiring collateral, generally cash or letters of credit.
At December 31, 2021, we had outstanding letters of credit totaling $259 million (2020: $269 million).
Fair Value Measurement: At December 31, 2021, our total long-term debt, which was substantially comprised of fixed rate debt instruments, had a carrying value of $8,458 million and a fair value of $9,897 million, based on Level 2 inputs in the fair value measurement hierarchy.  We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at December 31, 2021 and December 31, 2020.
21.  Subsequent Events
Following the startup of the Liza Phase 2 project in February 2022, we repaid the remaining $500 million outstanding under our $1 billion term loan and we announced a 50 percent increase in our quarterly dividend on common stock. In January 2022, we paid accrued Libyan income tax and royalties of approximately $470 million related to operations for the period December 2020 through November 2021.

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
Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31	Total	United States	Guyana	Malaysia and JDA	Other (a)

	(In millions)
2021
Property acquisitions
Unproved	$24	$4	$20	$—	$—
Proved	—	—	—	—	—
Exploration	368	92	250	7	19
Production and development capital expenditures (b) (c)	1,645	653	820	157	15
2020
Property acquisitions
Unproved	$—	$—	$—	$—	$—
Proved	—	—	—	—	—
Exploration	307	169	130	2	6
Production and development capital expenditures (b)	1,567	804	630	106	27
2019
Property acquisitions
Unproved	$26	$26	$—	$—	$—
Proved	—	—	—	—	—
Exploration	455	174	239	4	38
Production and development capital expenditures (b)	2,463	1,735	585	114	29
(a)Other includes our interests in Denmark (sold in August 2021), Libya, Suriname and Canada.
(b)Includes an increase of $208 million for net accruals and revisions of asset retirement obligations in 2021 (2020: $88 million increase; 2019: $201 million increase).
(c)Net accruals for asset retirement obligations in the United States exclude a charge of $147 million related to our former interests in the West Delta Field in the Gulf of Mexico which we sold to a Fieldwood predecessor in 2004. See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements.
Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31,
	2021	2020

	(In millions)
Unproved properties	$184	$164
Proved properties	2,877	2,930
Wells, equipment and related facilities	23,745	23,224
Total costs	26,806	26,318
Less: Reserve for depreciation, depletion, amortization and lease impairment	15,759	15,325
Net Capitalized Costs	$11,047	$10,993

Results of Operations for Oil and Gas Producing Activities
The results of operations shown below exclude non‑oil and gas producing activities, primarily gains (losses) on sales of oil and gas properties, sales of purchased crude oil, NGL and natural gas from third parties, interest expense and non-operating income. Sales and other operating revenues include crude oil hedging results and are net of payments for unutilized committed transportation capacity. Therefore, these results are on a different basis than the net income (loss) from E&P operations reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 19, Segment Information in the Notes to Consolidated Financial Statements. Other includes results for Denmark (sold in August 2021), Libya, Suriname and Canada.

For the Years Ended December 31	Total	United States	Guyana (a)	Malaysia and JDA	Other

	(In millions)
2021
Sales and Other Operating Revenues	$5,621	$3,638	$738	$738	$507
Costs and Expenses
Operating costs and expenses (b)	1,073	718	196	106	53
Production and severance taxes	172	166	—	6	—
Midstream tariffs	1,094	1,094	—	—	—
Exploration expenses, including dry holes and lease impairment	162	102	35	7	18
General and administrative expenses	191	162	12	11	6
Depreciation, depletion and amortization (b)	1,426	1,085	109	205	27
Impairment and other	147	147	—	—	—
Total Costs and Expenses	4,265	3,474	352	335	104
Results of Operations Before Income Taxes	1,356	164	386	403	403
Provision (benefit) for income taxes	534	—	119	31	384
Results of Operations	$822	$164	$267	$372	$19

2020
Sales and Other Operating Revenues	$3,794	$2,747	$345	$511	$191
Costs and Expenses
Operating costs and expenses	895	564	136	109	86
Production and severance taxes	124	118	—	6	—
Midstream tariffs	946	946	—	—	—
Exploration expenses, including dry holes and lease impairment	351	284	25	—	42
General and administrative expenses	206	176	9	12	9
Depreciation, depletion and amortization	1,915	1,480	130	268	37
Impairment and other	2,126	697	—	755	674
Total Costs and Expenses	6,563	4,265	300	1,150	848
Results of Operations Before Income Taxes	(2,769)	(1,518)	45	(639)	(657)
Provision (benefit) for income taxes	(4)	—	9	22	(35)
Results of Operations	$(2,765)	$(1,518)	$36	$(661)	$(622)

2019
Sales and Other Operating Revenues	$4,719	$3,361	$—	$759	$599
Costs and Expenses
Operating costs and expenses	971	693	47	139	92
Production and severance taxes	184	176	—	8	—
Midstream tariffs	722	722	—	—	—
Exploration expenses, including dry holes and lease impairment	233	144	47	3	39
General and administrative expenses	204	176	7	12	9
Depreciation, depletion and amortization	1,977	1,489	1	413	74
Total Costs and Expenses	4,291	3,400	102	575	214
Results of Operations Before Income Taxes	428	(39)	(102)	184	385
Provision (benefit) for income taxes	325	—	(60)	13	372
Results of Operations	$103	$(39)	$(42)	$171	$13
(a)Production from Liza Phase 1 commenced in December 2019. Operating costs and expenses also include pre-development costs from the operator for future phases of development and Hess internal costs.
(b)Operating costs and expenses and depreciation, depletion and amortization, in the United States, include $108 million and $65 million, respectively, related to the cost of 4.2 million barrels of crude oil stored on two VLCCs at December 31, 2020 that were sold in 2021.

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
In 2021, we announced our new five year GHG reduction targets for 2025, which are to reduce operated Scope 1 and 2 GHG emissions intensity by approximately 44% and methane emissions intensity by approximately 52% from 2017. In January 2022, we announced our plan to reduce routine flaring at Hess operated assets to zero by the end of 2025. The impact of these targets on our production operations was reflected in the determination of proved reserves at December 31, 2021.
Internal Controls
The Corporation maintains internal controls over its oil and gas reserve estimation processes, which are administered by our Global Reserves group and our Chief Financial Officer. Estimates of reserves are prepared by technical staff who work directly with the oil and gas properties using industry standard reserve estimation principles, definitions and methodologies.  Each year, reserve estimates of the Corporation’s assets are subject to internal technical audits and reviews.  In addition, an independent third-party reserve engineer reviews and audits a significant portion of the Corporation’s reported reserves (see pages 91 through 96).  Reserve estimates are reviewed by senior management and the Board of Directors.
Qualifications
The person primarily responsible for overseeing the preparation of the Corporation’s oil and gas reserves during 2021 was the Senior Manager, Global Reserves. He is a member of the Society of Petroleum Engineers and has 19 years of experience in the oil and gas industry with a MSc degree in Petroleum Engineering. His experience has been primarily focused on oil and gas subsurface understanding and reserves estimation in both domestic and international areas.  He is also responsible for the Corporation’s Global Reserves group, which is the internal organization that establishes the policies and processes used within the operating units to estimate reserves and perform internal technical reserve audits and reviews.
Reserves Audit
We engaged the consulting firm of DeGolyer and MacNaughton (D&M) to perform an audit of the internally prepared reserve estimates on certain fields aggregating approximately 88% of 2021 year‑end reported reserve quantities on a barrel of oil equivalent basis (2020: 92%). The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates and compliance with SEC regulations. The D&M report, dated February 2, 2022, on the Corporation’s estimated oil and gas reserves was prepared using standard geological and engineering methods generally recognized in the petroleum industry. D&M is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years.  D&M’s letter report on the Corporation’s December 31, 2021 oil and gas reserves is included as an exhibit to this Form 10‑K. While the D&M report should be read in its entirety, the report concludes that for the properties reviewed by D&M, the total net proved reserve estimates prepared by Hess and independently evaluated by D&M, in the aggregate, differed by less than 2.5% (2020: less than 1%) of total audited net proved reserves on a barrel of oil equivalent basis. The report also includes among other information, the qualifications of the technical person primarily responsible for overseeing the reserve audit.

Crude Oil Prices Used to Estimate Proved Reserves
Proved reserves are calculated using the average price during the twelve-month period before December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2021 were $66.34 per barrel for WTI (2020: $39.77; 2019: $55.73) and $68.92 per barrel for Brent (2020: $43.43; 2019: $62.54).  New York Mercantile Exchange (NYMEX) natural gas prices used were $3.68 per mcf in 2021 (2020: $2.16; 2019: $2.54).
At December 31, 2021, spot prices closed at $75.21 per barrel for WTI and $77.02 per barrel for Brent.  If crude oil prices in 2022 are at levels below that used in determining 2021 proved reserves, we may recognize negative revisions to our December 31, 2022 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2022 above those used in determining 2021 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2022.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves at December 31, 2022, due to numerous currently unknown factors, including 2022 crude oil prices, the amount of any additions to proved reserves, positive or negative revisions in proved reserves related to 2022 reservoir performance, the levels to which industry costs will change in response to 2022 crude oil prices, and management’s plans as of December 31, 2022 for developing proved undeveloped reserves.
Following are the Corporation’s proved reserves:

	Crude Oil & Condensate					Natural Gas Liquids
	United States	Guyana	Malaysia and JDA	Other (a)	Total	United States	Total

	(Millions of bbls)					(Millions of bbls)
Net Proved Reserves
At January 1, 2019	501	40	8	165	714	175	175
Revisions of previous estimates	(54)	13	—	(6)	(47)	(29)	(29)
Extensions, discoveries and other additions	112	33	1	11	157	40	40
Production	(51)	—	(2)	(9)	(62)	(17)	(17)
At December 31, 2019	508	86	7	161	762	169	169
Revisions of previous estimates	(94)	78	—	(24)	(40)	(2)	(2)
Extensions, discoveries and other additions	58	48	—	—	106	18	18
Sales of minerals in place	(18)	—	—	—	(18)	(1)	(1)
Production	(53)	(8)	(1)	(3)	(65)	(22)	(22)
At December 31, 2020	401	204	6	134	745	162	162
Revisions of previous estimates	16	3	—	—	19	23	23
Extensions, discoveries and other additions	161	9	—	1	171	73	73
Sales of minerals in place	(40)	—	—	(27)	(67)	(6)	(6)
Production	(40)	(11)	(1)	(8)	(60)	(19)	(19)
At December 31, 2021	498	205	5	100	808	233	233

Net Proved Developed Reserves
At January 1, 2019	266	—	4	149	419	85	85
At December 31, 2019	293	31	5	139	468	90	90
At December 31, 2020	282	72	4	134	492	120	120
At December 31, 2021	283	65	3	100	451	138	138

Net Proved Undeveloped Reserves
At January 1, 2019	235	40	4	16	295	90	90
At December 31, 2019	215	55	2	22	294	79	79
At December 31, 2020	119	132	2	—	253	42	42
At December 31, 2021	215	140	2	—	357	95	95
(a)Other includes our interests in Denmark, which were sold in August 2021, and Libya.

	Natural Gas					Total
	United States	Guyana (b)	Malaysia and JDA	Other (c)	Total	United States	Guyana (b)	Malaysia and JDA	Other (c)	Total

	(Millions of mcf)					(Millions of boe)
Net Proved Reserves
At January 1, 2019	813	12	784	206	1,815	812	42	139	199	1,192
Revisions of previous estimates	(197)	(7)	31	(11)	(184)	(116)	12	4	(7)	(107)
Extensions, discoveries and other additions	164	2	3	15	184	179	33	2	14	228
Production (a)	(80)	—	(133)	(9)	(222)	(81)	—	(24)	(11)	(116)
At December 31, 2019	700	7	685	201	1,593	794	87	121	195	1,197
Revisions of previous estimates	(17)	68	81	(32)	100	(99)	89	14	(29)	(25)
Extensions, discoveries and other additions	78	9	20	—	107	89	50	3	—	142
Sales of minerals in place	(5)	—	—	—	(5)	(20)	—	—	—	(20)
Production (a)	(103)	(1)	(111)	(4)	(219)	(92)	(8)	(20)	(4)	(124)
At December 31, 2020	653	83	675	165	1,576	672	218	118	162	1,170
Revisions of previous estimates	138	(33)	(42)	—	63	62	(3)	(6)	—	53
Extensions, discoveries and other additions	282	—	27	—	309	281	9	4	1	295
Sales of minerals in place	(44)	—	—	(63)	(107)	(53)	—	—	(38)	(91)
Production (a)	(94)	(2)	(135)	(4)	(235)	(75)	(11)	(23)	(9)	(118)
At December 31, 2021	935	48	525	98	1,606	887	213	93	116	1,309

Net Proved Developed Reserves
At January 1, 2019	432	—	585	192	1,209	423	—	102	181	706
At December 31, 2019	400	3	497	183	1,083	450	31	88	170	739
At December 31, 2020	490	36	543	165	1,234	484	78	94	162	818
At December 31, 2021	568	17	394	98	1,077	516	68	69	116	769

Net Proved Undeveloped Reserves
At January 1, 2019	381	12	199	14	606	389	42	37	18	486
At December 31, 2019	300	4	188	18	510	344	56	33	25	458
At December 31, 2020	163	47	132	—	342	188	140	24	—	352
At December 31, 2021	367	31	131	—	529	371	145	24	—	540
(a)Natural gas production in 2021 includes 19 million mcf used for fuel (2020: 16 million mcf; 2019: 14 million mcf).
(b)Guyana natural gas reserves will be consumed for fuel.
(c)Other includes our interests in Denmark, which were sold in August 2021, and Libya.
Extensions, discoveries and other additions (‘Additions’)
2021:  Total Additions were 295 million boe, of which 25 million boe (14 million barrels of crude oil, 7 million barrels of NGL and 24 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves primarily resulted from drilling activity in the Bakken shale play in North Dakota. Additions to proved undeveloped reserves were 270 million boe (157 million barrels of crude oil, 66 million barrels of NGL and 285 million mcf of natural gas) and are discussed in further detail on page 95.
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

Revisions of previous estimates
2021:  Total revisions of previous estimates of proved reserves amounted to a net increase of 53 million boe, of which revisions of proved developed reserves amounted to an increase of 73 million boe (31 million barrels of crude oil, 27 million barrels of NGL and 88 million mcf of natural gas).  In the U.S., net positive revisions to proved developed reserves from the Bakken of 68 million boe were due to higher commodity prices (39 million boe) and improved well performance (32 million boe), partially offset by other negative revisions of 3 million boe. In the Gulf of Mexico, positive revisions to proved developed reserves were 10 million boe, including 5 million boe of positive price revisions and 5 million boe of other revisions, primarily improved well performance. In Malaysia and JDA, net negative revisions to proved developed reserves were 6 million boe due to the impact of higher commodity prices on entitlement allocations in the production sharing contract at JDA (50%) and performance at North Malay Basin and JDA (50%). Revisions associated with proved undeveloped reserves are discussed in further detail on page 95.
2020:  Total revisions of previous estimates of proved reserves amounted to a net decrease of 25 million boe, of which revisions of proved developed reserves amounted to an increase of 108 million boe (38 million barrels of crude oil, 30 million barrels of NGL and 237 million mcf of natural gas).  In the U.S., revisions to proved developed reserves from the Bakken were a net increase of 55 million boe, comprised of positive revisions of 77 million boe and negative price revisions of 22 million boe. The positive revisions resulted from well performance (50%), updated yield and decline factors (30%) and other changes (20%), primarily driven by cost reductions. In the Gulf of Mexico, net negative revisions were 8 million boe, including 2 million boe of negative price revisions. In Guyana, revisions increased proved developed reserves by 47 million boe related to performance (55%), improved recovery associated with water injection (35%), and increased natural gas for consumption (10%). In Malaysia and JDA, net revisions to proved developed reserves were an increase of 18 million boe due to performance at North Malay Basin and JDA (80%) and the impact of lower crude oil prices on entitlement allocations in the production sharing contract at JDA (20%). Other had negative revisions to proved developed reserves of 4 million boe, primarily in Libya. Revisions associated with proved undeveloped reserves are discussed in further detail on page 95.
2019:  Total revisions of previous estimates amounted to a net decrease of 107 million boe, of which revisions of proved developed reserves amounted to a net decrease of 19 million boe (7 million barrels of NGL and 72 million mcf of natural gas).  Revisions to proved developed reserves from the Bakken were a net decrease of 25 million boe with approximately 80% relating to changes in expected recoveries of NGL and natural gas and approximately 20% relating to the impact of lower prices.  Net revisions from international assets were an increase of 6 million boe.  Revisions associated with proved undeveloped reserves are discussed in further detail on page 95.
Sales of minerals in place (‘Asset sales’)
2021: Asset sales relate to the divestiture of our working interests in Denmark and our acreage interests in the Little Knife and Murphy Creek area of the Bakken.
2020: Asset sales relate to the divestiture of our 28% working interest in the Shenzi Field in the deepwater Gulf of Mexico.
Proved Undeveloped Reserves
Following are the Corporation’s proved undeveloped reserves:

	United States	Guyana	Malaysia and JDA	Other (a)	Total

	(Millions of boe)
Net Proved Undeveloped Reserves
At January 1, 2019	389	42	37	18	486
Revisions of previous estimates	(91)	9	—	(6)	(88)
Extensions, discoveries and other additions	154	34	—	15	203
Transfers to proved developed reserves	(108)	(29)	(4)	(2)	(143)
At December 31, 2019	344	56	33	25	458
Revisions of previous estimates	(146)	42	(4)	(25)	(133)
Extensions, discoveries and other additions	78	50	2	—	130
Transfers to proved developed reserves	(85)	(8)	(7)	—	(100)
Sales of minerals in place	(3)	—	—	—	(3)
At December 31, 2020	188	140	24	—	352
Revisions of previous estimates	(16)	(4)	—	—	(20)
Extensions, discoveries and other additions	257	9	4	—	270
Transfers to proved developed reserves	(19)	—	(4)	—	(23)
Sales of minerals in place	(39)	—	—	—	(39)
At December 31, 2021	371	145	24	—	540
(a)Other includes our interests in Denmark, which were sold in August 2021, and Libya.

Extensions, discoveries and other additions (‘Additions’)
2021: In the United States, additions from the Bakken shale play in North Dakota were 257 million boe, which resulted from additional undeveloped well locations due to improved economic conditions, planned additional drilling activity, and development plan optimization. In Guyana, additions of 9 million boe related to the deepening of the hydrocarbon contact for Liza Phase 2. In Malaysia and JDA, additions were due to additional planned wells to be drilled.
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
Revisions of previous estimates
2021:  In the United States, net negative reserve revisions of 16 million boe were primarily from the Bakken, which included a decrease of 88 million boe largely related to wells moved outside the five-year development plan mainly based on optimization of drilling locations and other net negative revisions of 8 million boe, partially offset by positive revisions of 80 million boe related to higher prices. In Guyana, net negative reserve revisions were 4 million boe, which included negative revisions of 16 million boe related to the impact of higher crude oil prices on entitlement allocations in the production sharing contract and negative revisions of 3 million boe resulting from decreased natural gas for consumption. Positive revisions of 15 million boe in Guyana resulted from improved recovery associated with water and gas injection.
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
Transfers to proved developed reserves (‘Transfers’)
2021:  Transfers from proved undeveloped reserves resulting from drilling activity included 19 million boe in the Bakken, and 4 million boe at JDA. Transfers in 2021 were consistent with the development plan used to determine proved reserves at December 31, 2020.
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
In 2021, capital expenditures of $190 million were incurred to convert proved undeveloped reserves to proved developed reserves (2020: $1,090 million; 2019: $1,750 million).
At December 31, 2021, projects that have proved reserves that have been classified as undeveloped for a period in excess of five years totaled 11 million boe, or less than 1% of total proved reserves, related to the multi-phase offshore developments, primarily at North Malay Basin, offshore Malaysia, and the Stabroek Block, offshore Guyana.

Production Sharing Contracts
The Corporation’s proved reserves include crude oil and natural gas reserves relating to long‑term agreements with governments or authorities in which the Corporation has the legal right to produce or has a revenue interest in the production.  The Corporation's operations with these production sharing arrangements include those in Guyana, Malaysia, and the JDA. Proved reserves for each of the three years ended December 31, 2021, as well as volumes produced and received during 2021, 2020 and 2019 from these production sharing contracts are presented in the proved reserve tables on pages 92 and 93. Revisions resulting from the entitlement impact of price changes in production sharing contracts decreased proved reserves by 17 million boe in 2021 (2020: 22 million boe increase; 2019: 5 million boe increase).

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
The prices used for the discounted future net cash flows in 2021 were $66.34 per barrel for WTI (2020: $39.77; 2019: $55.73) and $68.92 per barrel for Brent (2020: $43.43; 2019: $62.54) and do not include the effects of commodity hedges.  NYMEX natural gas prices used were $3.68 per mcf in 2021 (2020: $2.16; 2019: $2.54).  Selling prices have in the past, and can in the future, fluctuate significantly.  As a result, selling prices used in the disclosure of future net cash flows may not be representative of future selling prices.  In addition, the discounted future net cash flow estimates do not include exploration expenses, interest expense or corporate general and administrative expenses.  The amount of tax deductions, credits, and allowances relating to the Corporation’s proved oil and gas reserves can change year to year due to factors including changes in proved reserves, variances in actual pre-tax cash flows from forecasted pre-tax cash flows in historical periods, and the impact to year-end carryforward tax attributes associated with deducting in the Corporation’s income tax returns exploration expenses, interest expense, and corporate general and administrative expenses that are not contemplated in the standardized measure computations.  The future net cash flow estimates could be materially different if other assumptions were used.

At December 31	Total	United States	Guyana	Malaysia and JDA	Other (a)

	(In millions)
2021
Future revenues	$55,788	$32,054	$13,940	$2,759	$7,035
Less:
Future production costs	15,553	11,246	3,043	910	354
Future development costs	8,122	4,342	3,063	543	174
Future income tax expenses	11,257	3,625	1,516	151	5,965
	34,932	19,213	7,622	1,604	6,493
Future net cash flows	20,856	12,841	6,318	1,155	542
Less: Discount at 10% annual rate	9,603	7,073	2,091	193	246
Standardized Measure of Discounted Future Net Cash Flows	$11,253	$5,768	$4,227	$962	$296

2020
Future revenues	$28,745	$11,757	$8,362	$2,578	$6,048
Less:
Future production costs	12,360	6,887	2,784	1,073	1,616
Future development costs	6,322	2,593	2,617	677	435
Future income tax expenses	4,135	45	380	110	3,600
	22,817	9,525	5,781	1,860	5,651
Future net cash flows	5,928	2,232	2,581	718	397
Less: Discount at 10% annual rate	2,343	1,205	935	123	80
Standardized Measure of Discounted Future Net Cash Flows	$3,585	$1,027	$1,646	$595	$317

2019
Future revenues	$44,778	$25,223	$5,326	$3,473	$10,756
Less:
Future production costs	14,176	10,189	931	1,238	1,818
Future development costs	8,267	5,104	1,549	823	791
Future income tax expenses	8,560	1,291	505	162	6,602
	31,003	16,584	2,985	2,223	9,211
Future net cash flows	13,775	8,639	2,341	1,250	1,545
Less: Discount at 10% annual rate	5,390	3,872	539	270	709
Standardized Measure of Discounted Future Net Cash Flows	$8,385	$4,767	$1,802	$980	$836
(a)Other includes our interests in Denmark, which were sold in August 2021, and Libya.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2021	2020	2019

	(In millions)
Standardized Measure of Discounted Future Net Cash Flows at January 1	$3,585	$8,385	$10,650
Changes during the year:
Sales and transfers of oil and gas produced during the year, net of production costs	(3,282)	(1,829)	(2,842)
Development costs incurred during the year	1,437	1,479	2,262
Net changes in prices and production costs	11,321	(10,141)	(5,761)
Net change in estimated future development costs	(1,695)	1,860	(186)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	2,419	543	1,591
Revisions of previous oil and gas reserve estimates	461	364	(281)
Net purchases (sales) of minerals in place, before income taxes	(196)	(500)	—
Accretion of discount	578	1,220	1,635
Net change in income taxes	(3,477)	2,091	1,305
Revision in rate or timing of future production and other changes	102	113	12
Total	7,668	(4,800)	(2,265)
Standardized Measure of Discounted Future Net Cash Flows at December 31	$11,253	$3,585	$8,385

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2021.
There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
Management’s report on internal control over financial reporting and the attestation report on the Corporation’s internal controls over financial reporting are included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.
Item 9B.  Other Information
None.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I of this Annual Report on Form 10-K.  Additional information required by this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2022 annual meeting of stockholders.
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
Item 11.  Executive Compensation
Information relating to executive compensation is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2022 annual meeting of stockholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2022 annual meeting of stockholders.
See Equity Compensation Plans in Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for information pertaining to securities authorized for issuance under equity compensation plans.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information relating to this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2022 annual meeting of stockholders.
Item 14.  Principal Accounting Fees and Services
Information relating to this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2022 annual meeting of stockholders.

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
4(1)
Extension and Amendment Agreement, dated as of April 13, 2021, to Credit Agreement among Hess Corporation, the subsidiary party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent incorporated by reference to Exhibit 10(1) of Form 8-K of the Registrant, filed on April 13, 2021.

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

4(15)
Amendment No.2, dated as of October 4, 2021, to the Term Loan Agreement dated as of March 16, 2020, as amended, among Hess Corporation, the subsidiary party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent incorporated by reference to Exhibit 10(1) of Form 8-K of the Registrant, filed on October 6, 2021.
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

10(1)*	Annual Cash Incentive Plan description incorporated by reference to Item 5.02 of Form 8‑K of Registrant filed on March 4, 2021.
10(2)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10‑K of Registrant for the fiscal year ended December 31, 2004.
10(3)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
10(4)*	Hess Corporation Pension Restoration Plan, dated January 19, 1990, incorporated by reference to Exhibit 10(9) of Form 10‑K of Registrant for the fiscal year ended December 31, 1989. (P)
10(5)*	Amendment, dated December 31, 2006, to Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(10) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
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

10(12)*
Amended and Restated Change in Control Termination Benefits Agreement, dated as of May 29, 2009, between Registrant and John P. Rielly, incorporated by reference to Exhibit 10(17) of Form 10‑K of Registrant for the fiscal year ended December 31, 2009.  Substantially identical agreements (differing only in the signatories thereto) were entered into between Registrant and other executive officers (including the named executive officers, other than Barbara Lowery-Yilmaz and John B. Hess).

10(13)*
Form of Change in Control Termination Benefits Agreement, dated as of August 3, 2015, between the Registrant and Barbara Lowery-Yilmaz, incorporated by reference to Exhibit 10(2) of Form 10‑Q of Registrant for the three months ended June 30, 2021. Substantially identical agreements (differing only in the signatories thereto) were entered into between the Registrant and other senior officers.

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

10(16)*	Deferred Compensation Plan of Registrant, dated December 1, 1999, incorporated by reference to Exhibit 10(16) of Form 10‑K of Registrant for the fiscal year ended December 31, 1999.

10(17)*	Hess Corporation 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(1) of Form 8-K of Registrant filed on June 13, 2017.
10(18)*	Form of Restricted Stock Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended March 31, 2020.
10(19)*	Form of Stock Option Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(2) of Form 10-Q of Registrant for the three months ended March 31, 2020.
10(20)*	Form of 2019 Performance Award Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(3) of Form 10-Q of Registrant for the three months ended March 31, 2019.
10(21)*	Form of 2020 Performance Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(3) of Form 10-Q of Registrant for the three months ended March 31, 2020.
10(22)*	Form of 2021 Performance Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of the Registrant, filed on May 6, 2021.
10(23)*	Amendment No. 1 to the Hess Corporation 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 8-K of the Registrant, filed on June 3, 2021.
21	Subsidiaries of Registrant.
24	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).
23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated March 1, 2022.
23(2)	Consent of DeGolyer and MacNaughton dated March 1, 2022.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
99(1)
Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated February 2, 2022, on proved reserves audit as of December 31, 2021 of certain properties attributable to Registrant.

101(INS)	Inline XBRL Instance Document
101(SCH)	Inline XBRL Schema Document
101(CAL)	Inline XBRL Calculation Linkbase Document
101(LAB)	Inline XBRL Labels Linkbase Document
101(PRE)	Inline XBRL Presentation Linkbase Document
101(DEF)	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 has been formatted in Inline XBRL.
* These exhibits relate to executive compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2022.

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

Signature	Title	Date

/s/ John B. Hess	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
John B. Hess

/s/ James H. Quigley	Director and Chairman of the Board	March 1, 2022
James H. Quigley

/s/ Terrence J. Checki	Director	March 1, 2022
Terrence J. Checki

/s/ Leonard S. Coleman Jr.	Director	March 1, 2022
Leonard S. Coleman Jr.

/s/ Edith E. Holiday	Director	March 1, 2022
Edith E. Holiday

/s/ Marc S. Lipschultz	Director	March 1, 2022
Marc S. Lipschultz

/s/ Raymond J. McGuire	Director	March 1, 2022
Raymond J. McGuire

/s/ David McManus	Director	March 1, 2022
David McManus

/s/ Dr. Kevin O. Meyers	Director	March 1, 2022
Dr. Kevin O. Meyers

/s/ Karyn F. Ovelmen	Director	March 1, 2022
Karyn F. Ovelmen

/s/ John P. Rielly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
John P. Rielly

/s/ William G. Schrader	Director	March 1, 2022
William G. Schrader