Form 10-Q
period 2022-03-31
HESS CORP
filed 2022-05-05
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At March 31, 2022, there were 311,262,547 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2022	December 31, 2021

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$1,370	$2,713
Accounts receivable:
From contracts with customers	1,388	1,062
Joint venture and other	136	149
Inventories	243	223
Other current assets	129	199
Total current assets	3,266	4,346
Property, plant and equipment:
Total — at cost	31,782	31,178
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,293	16,996
Property, plant and equipment — net	14,489	14,182
Operating lease right-of-use assets — net	343	352
Finance lease right-of-use assets — net	140	144
Goodwill	360	360
Deferred income taxes	65	71
Post-retirement benefit assets	412	409
Other assets	723	651
Total Assets	$19,798	$20,515
Liabilities
Current Liabilities:
Accounts payable	$312	$220
Accrued liabilities	1,749	1,710
Taxes payable	129	528
Current portion of long-term debt	22	517
Current portion of operating and finance lease obligations	91	89
Total current liabilities	2,303	3,064
Long-term debt	7,934	7,941
Long-term operating lease obligations	381	394
Long-term finance lease obligations	195	200
Deferred income taxes	416	383
Asset retirement obligations	1,036	1,005
Other liabilities and deferred credits	485	502
Total Liabilities	12,750	13,489
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued 311,262,547 shares (2021: 309,744,953)	311	310
Capital in excess of par value	6,083	6,017
Retained earnings	680	379
Accumulated other comprehensive income (loss)	(766)	(406)
Total Hess Corporation stockholders’ equity	6,308	6,300
Noncontrolling interests	740	726
Total Equity	7,048	7,026
Total Liabilities and Equity	$19,798	$20,515
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,313	$1,898
Gains on asset sales, net	22	—
Other, net	36	21
Total revenues and non-operating income	2,371	1,919
Costs and Expenses
Marketing, including purchased oil and gas	682	518
Operating costs and expenses	313	265
Production and severance taxes	61	37
Exploration expenses, including dry holes and lease impairment	43	33
General and administrative expenses	110	94
Interest expense	123	117
Depreciation, depletion and amortization	337	396
Total costs and expenses	1,669	1,460
Income (Loss) Before Income Taxes	702	459
Provision (benefit) for income taxes	197	123
Net Income (Loss)	505	336
Less: Net income (loss) attributable to noncontrolling interests	88	84
Net Income (Loss) Attributable to Hess Corporation	$417	$252

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$1.35	$0.82
Diluted	$1.34	$0.82
Weighted Average Number of Common Shares Outstanding:
Basic	308.9	305.8
Diluted	310.4	307.8
Common Stock Dividends Per Share	$0.375	$0.250
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(In millions)
Net Income (Loss)	$505	$336
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	92	51
Income taxes on effect of hedge (gains) losses reclassified to income	—	—
Net effect of hedge (gains) losses reclassified to income	92	51
Change in fair value of cash flow hedges	(455)	(102)
Income taxes on change in fair value of cash flow hedges	—	—
Net change in fair value of cash flow hedges	(455)	(102)
Change in derivatives designated as cash flow hedges, after taxes	(363)	(51)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	14
Income taxes on actuarial changes in plan liabilities	—	—
(Increase) reduction in unrecognized actuarial losses, net	—	14
Amortization of net actuarial losses	3	16
Income taxes on amortization of net actuarial losses	—	—
Net effect of amortization of net actuarial losses	3	16
Change in pension and other postretirement plans, after taxes	3	30
Other Comprehensive Income (Loss)	(360)	(21)
Comprehensive Income (Loss)	145	315
Less: Comprehensive income (loss) attributable to noncontrolling interests	88	84
Comprehensive Income (Loss) Attributable to Hess Corporation	$57	$231
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$505	$336
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) on asset sales, net	(22)	—
Depreciation, depletion and amortization	337	396
Exploration lease and other impairment	6	4
Pension settlement loss	—	1
Stock compensation expense	33	25
Noncash (gains) losses on commodity derivatives, net	55	24
Provision (benefit) for deferred income taxes and other tax accruals	38	29
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(642)	(329)
(Increase) decrease in inventories	(20)	159
Increase (decrease) in accounts payable and accrued liabilities	81	(127)
Increase (decrease) in taxes payable	(399)	87
Changes in other operating assets and liabilities	(128)	(14)
Net cash provided by (used in) operating activities	(156)	591
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(491)	(358)
Additions to property, plant and equipment - Midstream	(55)	(27)
Proceeds from asset sales, net of cash sold	24	—
Net cash provided by (used in) investing activities	(522)	(385)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	1	(10)
Debt with maturities of greater than 90 days:
Borrowings	—	—
Repayments	(505)	(3)
Proceeds from sale of Class A shares of Hess Midstream LP	—	70
Payments on finance lease obligations	(2)	(2)
Cash dividends paid	(119)	(80)
Employee stock options exercised	33	12
Noncontrolling interests, net	(74)	(67)
Other, net	1	1
Net cash provided by (used in) financing activities	(665)	(79)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,343)	127
Cash and Cash Equivalents at Beginning of Year	2,713	1,739
Cash and Cash Equivalents at End of Period	$1,370	$1,866
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended March 31, 2022
Balance at January 1, 2022	$310	$6,017	$379	$(406)	$6,300	$726	$7,026
Net income (loss)	—	—	417	—	417	88	505
Other comprehensive income (loss)	—	—	—	(360)	(360)	—	(360)
Share-based compensation	1	66	—	—	67	—	67
Dividends on common stock	—	—	(116)	—	(116)	—	(116)
Noncontrolling interests, net	—	—	—	—	—	(74)	(74)
Balance at March 31, 2022	$311	$6,083	$680	$(766)	$6,308	$740	$7,048
For the Three Months Ended March 31, 2021
Balance at January 1, 2021	$307	$5,684	$130	$(755)	5,366	$969	$6,335
Net income (loss)	—	—	252	—	252	84	336
Other comprehensive income (loss)	—	—	—	(21)	(21)	—	(21)
Share-based compensation	1	39	—	—	40	—	40
Dividends on common stock	—	—	(77)	—	(77)	—	(77)
Sale of Class A shares of Hess Midstream LP	—	56	—	—	56	41	97
Noncontrolling interests, net	—	—	—	—	—	(67)	(67)
Balance at March 31, 2021	$308	$5,779	$305	$(776)	$5,616	$1,027	$6,643
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2022 and December 31, 2021, the consolidated results of operations for the three months ended March 31, 2022 and 2021, and consolidated cash flows for the three months ended March 31, 2022 and 2021.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by generally accepted accounting principles (GAAP) in the United States have been condensed or omitted from these interim financial statements.  These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.
 2.  Inventories
Inventories consisted of the following:

	March 31, 2022	December 31, 2021

	(In millions)
Crude oil and natural gas liquids	$83	$52
Materials and supplies	160	171
Total Inventories	$243	$223
3.  Property, Plant and Equipment
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the three months ended March 31, 2022 (in millions):

Balance at January 1, 2022	$681
Additions to capitalized exploratory well costs pending the determination of proved reserves	120
Balance at March 31, 2022	$801
In the first quarter, additions to capitalized exploratory well costs pending determination of proved reserves related to wells drilled on the Stabroek Block (Hess 30%), offshore Guyana and drilling at the Huron prospect (Hess 40%) in the Gulf of Mexico.
At March 31, 2022, exploratory well costs capitalized for greater than one year following completion of drilling of $467 million was comprised of the following:
Guyana: Approximately 90% of the capitalized well costs in excess of one year relate to successful exploration wells where hydrocarbons were encountered on the Stabroek Block.  In April 2022, the government of Guyana and the partners sanctioned the development of the Yellowtail Field, the fourth sanctioned project on the block. Approximately $90 million of capitalized exploratory well costs at March 31, 2022 related to the Yellowtail Field will be reclassified to wells, facilities and equipment in the second quarter of 2022. The operator plans further appraisal drilling on the Block and is conducting pre-development planning for additional phases of development.
Joint Development Area (JDA):  Approximately 8% of the capitalized well costs in excess of one year relates to the JDA (Hess 50%) in the Gulf of Thailand, where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18. The operator has submitted a development plan concept to the regulator to facilitate ongoing commercial negotiations for an extension of the existing gas sales contract to include development of the western part of the Block.
Malaysia:  Approximately 2% of the capitalized well costs in excess of one year relate to the North Malay Basin (Hess 50%), offshore Peninsular Malaysia, where hydrocarbons were encountered in one successful exploration well.  Subsurface evaluation and pre-development studies are ongoing.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.  Hess Midstream LP
At March 31, 2022, Hess Midstream LP (Hess Midstream), a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $2,668 million (December 31, 2021: $2,694 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream included cash and cash equivalents totaling $3 million (December 31, 2021: $2 million), property, plant and equipment with a carrying value of $3,118 million (December 31, 2021: $3,125 million) and an equity-method investment in the Little Missouri 4 (LM4) gas processing plant of $97 million (December 31, 2021: $102 million).
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream and Targa Resources Corp. Hess Midstream has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. The processing fees included in Operating costs and expenses in the Statement of Consolidated Income for the three months ended March 31, 2022 were $5 million (2021: $7 million).
In March 2021, Hess Midstream completed an underwritten public equity offering of 6.9 million Class A shares held by Hess and Global Infrastructure Partners (GIP). These Class A shares of Hess Midstream were obtained by Hess and GIP through the exchange of 6.9 million of their Class B units of Hess Midstream Operations LP (HESM Opco), a consolidated subsidiary of Hess Midstream. As a result of this transaction, Hess received net proceeds of $70 million and recorded an increase in additional paid-in capital and noncontrolling interests of $56 million and $41 million, respectively. The increase of $41 million in noncontrolling interests is comprised of $14 million resulting from the change in ownership and $27 million due to the recognition of a deferred tax asset as a result of an increase in the tax basis of Hess Midstream's investment in HESM Opco.
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	March 31, 2022	December 31, 2021

	(In millions)
Accrued operating and marketing expenditures	$589	$462
Accrued capital expenditures	513	479
Accrued payments to royalty and working interest owners	255	253
Current portion of asset retirement obligations	204	185
Accrued interest on debt	100	138
Accrued compensation and benefits	70	124
Other accruals	18	69
Total Accrued Liabilities	$1,749	$1,710
6.  Debt
In February 2022, we repaid the remaining $500 million outstanding under our $1 billion term loan previously scheduled to mature in March 2023.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	Other (a)	E&P Total

Three Months Ended March 31, 2022
Sales of our net production volumes:
Crude oil revenue	$836	$226	$31	$146	$1,239	$—	$—	$1,239
Natural gas liquids revenue	181	—	—	—	181	—	—	181
Natural gas revenue	85	—	190	5	280	—	—	280
Sales of purchased oil and gas	660	4	—	35	699	—	—	699
Intercompany revenue	—	—	—	—	—	312	(312)	—
Total revenues from contracts with customers	1,762	230	221	186	2,399	312	(312)	2,399
Other operating revenues (b)	(58)	(15)	—	(13)	(86)	—	—	(86)
Total sales and other operating revenues	$1,704	$215	$221	$173	$2,313	$312	$(312)	$2,313
Three Months Ended March 31, 2021
Sales of our net production volumes:
Crude oil revenue	$885	$181	$22	$116	$1,204	$—	$—	$1,204
Natural gas liquids revenue	143	—	—	—	143	—	—	143
Natural gas revenue	113	—	163	3	279	—	—	279
Sales of purchased oil and gas	298	4	—	19	321	—	—	321
Intercompany revenue	—	—	—	—	—	289	(289)	—
Total revenues from contracts with customers	1,439	185	185	138	1,947	289	(289)	1,947
Other operating revenues (b)	(41)	(4)	—	(4)	(49)	—	—	(49)
Total sales and other operating revenues	$1,398	$181	$185	$134	$1,898	$289	$(289)	$1,898
(a)Other includes Libya and our interests in Denmark, which were sold in the third quarter of 2021.
(b)Includes gains (losses) on commodity derivatives.
There have been no significant changes to contracts with customers or composition thereof during the three months ended March 31, 2022.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas. At March 31, 2022, contract liabilities of $24 million (December 31, 2021: $24 million) resulted from a take-or-pay deficiency payment received in the fourth quarter of 2021 that is subject to a make-up period expiring in December 2023. At March 31, 2022 and December 31, 2021, there were no contract assets.
8. Retirement Plans
Components of net periodic benefit cost consisted of the following:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Service cost	$13	$14
Interest cost (a)	16	14
Expected return on plan assets (a)	(53)	(50)
Amortization of unrecognized net actuarial losses (a)	3	15
Settlement loss (a)	—	1
Net periodic benefit cost (income) (a)	$(21)	$(6)
(a)  Net non-service cost included in Other, net in the Statement of Consolidated Income for the three months ended March 31, 2022 was income of $34 million (2021: income of $20 million).
In 2022, we expect to contribute approximately $45 million to our funded pension plans.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Weighted Average Common Shares
The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Net income (loss) attributable to Hess Corporation:
Net income (loss)	$505	$336
Less: Net income (loss) attributable to noncontrolling interests	88	84
Net income (loss) attributable to Hess Corporation	$417	$252
Weighted average number of common shares outstanding:
Basic	308.9	305.8
Effect of dilutive securities
Restricted common stock	0.7	0.8
Stock options	0.6	0.4
Performance share units	0.2	0.8
Diluted	310.4	307.8
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2022	2021
Restricted common stock	97	189,000
Stock options	75,413	1,164,214
Performance share units	31,352	36,134
During the three months ended March 31, 2022, we granted 562,530 shares of restricted stock (2021: 695,832), 178,008 performance share units (2021: 205,155) and 269,748 stock options (2021: 319,295).
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
We, along with many companies that have been or continue to be engaged in refining and marketing of gasoline, have been a party to lawsuits and claims related to the use of methyl tertiary butyl ether (MTBE) in gasoline. A series of similar lawsuits, many involving water utilities or governmental entities, were filed in jurisdictions across the United States (U.S.) against producers of MTBE and petroleum refiners who produced gasoline containing MTBE, including us. The principal allegation in all cases was that gasoline containing MTBE was a defective product and that these producers and refiners are strictly liable in proportion to their share of the gasoline market for damage to groundwater resources and are required to take remedial action to ameliorate the alleged effects on the environment of releases of MTBE. The majority of the cases asserted against us have been settled. There are two remaining active cases, filed by Pennsylvania and Maryland. In June 2014, the Commonwealth of Pennsylvania filed a lawsuit alleging that we and all major oil companies with operations in Pennsylvania, have damaged the groundwater by introducing thereto gasoline with MTBE. The Pennsylvania suit has been forwarded to the existing MTBE multidistrict litigation pending in the Southern District of New York. In December 2017, the State of Maryland filed a lawsuit alleging that we and other major oil companies damaged the groundwater in Maryland by introducing thereto gasoline with MTBE. The suit, filed in Maryland state court, was served on us in January 2018 and has been removed to federal court by the defendants.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In September 2003, we received a directive from the New Jersey Department of Environmental Protection (NJDEP) to remediate contamination in the sediments of the Lower Passaic River. The NJDEP is also seeking natural resource damages. The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned. We and over 70 companies entered into an Administrative Order on Consent with the Environmental Protection Agency (EPA) to study the same contamination; this work remains ongoing. We and other parties settled a cost recovery claim by the State of New Jersey and agreed with the EPA to fund remediation of a portion of the site. Since 2016, the EPA has issued a Record of Decision (ROD) selecting a dredge and cap remedy for both the lower eight miles and the upper nine miles of the Lower Passaic River at an estimated cost of approximately $1.82 billion.  The ROD does not address the Newark Bay, which may require additional remedial action. In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River. Given that the EPA has not selected a final remedy for the Newark Bay, total remedial costs cannot be reliably estimated at this time. Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because our former terminal did not store or use contaminants which are of concern in the river sediments and could not have contributed contamination along the river’s length. Further, there are numerous other parties who we expect will bear the cost of remediation and damages.
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
Hess Corporation and its subsidiary HONX, Inc. have also been named as defendants in various personal injury claims alleging exposure to asbestos and/or other alleged toxic substances while working at a former refinery (owned and operated by subsidiaries or related entities) located in St. Croix, U.S. Virgin Islands. HONX, Inc. has initiated a Chapter 11 § 524G process to resolve these asbestos-related claims. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We are also involved in other judicial and administrative proceedings from time to time in addition to the matters described above, including claims related to post-production deductions from royalty and working interest payments. We may also be exposed to future decommissioning liabilities for divested assets in the event the current or future owners of facilities previously owned by us are determined to be unable to perform such actions, whether due to bankruptcy or otherwise. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters before a loss or range of loss can be reasonably estimated for any proceeding.
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
11.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended March 31, 2022
Sales and Other Operating Revenues - Third parties	$2,313	$—	$—	$—	$2,313
Intersegment Revenues	—	312	—	(312)	—
Sales and Other Operating Revenues	$2,313	$312	$—	$(312)	$2,313

Net Income (Loss) attributable to Hess Corporation	$460	$72	$(115)	$—	$417
Depreciation, Depletion and Amortization	292	45	—	—	337
Provision (Benefit) for Income Taxes	192	5	—	—	197
Capital Expenditures	543	37	—	—	580
For the Three Months Ended March 31, 2021
Sales and Other Operating Revenues - Third parties	$1,898	$—	$—	$—	$1,898
Intersegment Revenues	—	289	—	(289)	—
Sales and Other Operating Revenues	$1,898	$289	$—	$(289)	$1,898

Net Income (Loss) attributable to Hess Corporation	$308	$75	$(131)	$—	$252
Depreciation, Depletion and Amortization	355	40	1	—	396
Provision (Benefit) for Income Taxes	120	3	—	—	123
Capital Expenditures	280	23	—	—	303
Identifiable assets by operating segment were as follows:

	March 31, 2022	December 31, 2021

	(In millions)
Exploration and Production	$14,403	$14,173
Midstream	3,651	3,671
Corporate, Interest and Other	1,744	2,671
Total	$19,798	$20,515

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values. Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production. Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At March 31, 2022, these instruments relate to the British Pound and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	March 31, 2022	December 31, 2021

	(In millions)
Commodity - crude oil hedge contracts (millions of barrels)	41.3	54.8
Foreign exchange forwards	$156	$145
Interest rate swaps	$100	$100
At December 31, 2021, we had hedged 90,000 barrels of oil per day (bopd) with WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $100 per barrel and 60,000 bopd with Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $105 per barrel for calendar 2022. In the first quarter of 2022, we purchased WTI and Brent call options to remove the ceiling price on our price collars for the period April 1, 2022 through December 31, 2022 for $325 million. As a result, during this period, we are able to realize average monthly WTI and Brent selling prices above $100 per barrel and $105 per barrel, respectively, to the extent that market prices at the time exceed these thresholds. The WTI $60 per barrel put options and the Brent $65 per barrel put options that established the floor price in our collars remain outstanding for 90,000 bopd and 60,000 bopd, respectively, through December 31, 2022.

The table below reflects the fair values of risk management derivative instruments.

	Assets	Liabilities

	(In millions)
March 31, 2022
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$64	$—
Interest rate swaps	—	(2)
Total derivative contracts designated as hedging instruments	64	(2)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	—
Total derivative contracts not designated as hedging instruments	—	—
Gross fair value of derivative contracts	64	(2)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$64	$(2)
December 31, 2021
Derivative Contracts Designated as Hedging Instruments:
Crude oil collars	$155	$—
Interest rate swaps	2	—
Total derivative contracts designated as hedging instruments	157	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	157	(1)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$157	$(1)
At March 31, 2022 and December 31, 2021, the fair value of our crude oil hedge contracts is presented within Other current assets and the fair value of our foreign exchange forwards and swaps is presented within Accrued liabilities in our Consolidated

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Balance Sheet. The fair value of our interest rate swaps is presented within Other liabilities and deferred credits at March 31, 2022 and within Other assets at December 31, 2021 in our Consolidated Balance Sheet. All fair values in the table above are based on Level 2 inputs.
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges:  Crude oil hedging contracts decreased Sales and other operating revenues by $92 million in the three months ended March 31, 2022 (2021 Q1: decreased by $51 million). At March 31, 2022, pre-tax deferred losses in Accumulated other comprehensive income (loss) related to outstanding crude oil hedging contracts were $433 million ($433 million after income taxes), all of which will be reclassified into earnings during the remainder of 2022 as the hedged crude oil sales are recognized in earnings.
Interest rate swaps designated as fair value hedges:  We had interest rate swaps with gross notional amounts totaling $100 million at March 31, 2022 and December 31, 2021, that convert interest payments from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In the three months ended March 31, 2022, the change in fair value of interest rate swaps was a decrease of $4 million (2021 Q1: decrease of $1 million) with a corresponding adjustment in the carrying value of the hedged fixed-rate debt.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income, were nil in the three months ended March 31, 2022 (2021 Q1: losses of $1 million).  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to net gains of $4 million in the three months ended March 31, 2022 (2021 Q1: losses of $1 million).
Fair Value Measurement:
At March 31, 2022, our total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $7,956 million and a fair value of $8,801 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at March 31, 2022 and December 31, 2021.
13.  Subsequent Events
In April 2022, Hess Corporation received total proceeds of $346 million related to two Hess Midstream equity transactions. During the month, Hess Midstream completed a public offering of approximately 10.2 million Hess Midstream Class A shares held by Hess Corporation and GIP. We received net proceeds of $146 million from the public offering. Concurrent with the public offering, HESM Opco repurchased approximately 13.6 million HESM Opco Class B units from Hess Corporation and GIP for $400 million, of which we received net proceeds of $200 million. The purchase was financed by HESM Opco's issuance of $400 million of 5.500% senior unsecured notes due 2030. As a result of these transactions, our ownership in Hess Midstream, on a consolidated basis, decreased from approximately 43.5% at March 31, 2022 to approximately 41.0%.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended March 31, 2022 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located primarily in the U.S., Guyana, the Malaysia/Thailand Joint Development Area (JDA), and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the Block. The Liza Phase 1 development, with production capacity of approximately 120,000 gross bopd, completed production optimization work in April that expanded its production capacity to more than 140,000 bopd. The Liza Phase 2 development achieved first production in February 2022 and is expected to reach its production capacity of approximately 220,000 gross bopd by the third quarter. A third development, Payara, was sanctioned in the third quarter of 2020 and is expected to achieve first production in late 2023 with production capacity of approximately 220,000 gross bopd. A fourth development, Yellowtail, was sanctioned in April 2022 and is expected to achieve first production in 2025, with production capacity of approximately 250,000 gross bopd. We currently plan to have six floating production, storage and offloading vessels (FPSO) with an aggregate expected production capacity of more than 1 million gross bopd on the Stabroek Block in 2027, and the potential for up to ten FPSOs to develop the current discovered recoverable resource base.
Our Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
In April 2022, Hess Corporation received total proceeds of $346 million related to two Hess Midstream equity transactions. During the month, Hess Midstream completed a public offering of approximately 10.2 million Hess Midstream Class A shares held by Hess Corporation and GIP. We received net proceeds of $146 million from the public offering. Concurrent with the public offering, HESM Opco repurchased approximately 13.6 million HESM Opco Class B units from Hess Corporation and GIP for $400 million, of which we received net proceeds of $200 million. The purchase was financed by HESM Opco's issuance of $400 million of 5.500% senior unsecured notes due 2030. As a result of these transactions, our ownership in Hess Midstream, on a consolidated basis, decreased from approximately 43.5% at March 31, 2022, to approximately 41.0%.
First Quarter Highlights and 2022 Outlook
Following the startup of the Liza Phase 2 project in February 2022, we repaid the remaining $500 million outstanding under our $1 billion term loan, and in March 2022, we announced a 50% increase in our first quarter dividend on common stock. Excluding our Midstream segment, we ended the first quarter of 2022 with approximately $1.37 billion in cash and cash equivalents.
Oil and gas net production in 2022, excluding Libya, is forecast to be at the low end of the range of 325,000 barrels of oil equivalent per day (boepd) to 330,000 boepd reflecting our initial assessment of the impact from severe weather in North Dakota in April. For the remainder of 2022, we have WTI put options for 90,000 bopd with an average monthly floor price of $60 per barrel and Brent put options for 60,000 bopd with an average monthly floor price of $65 per barrel.
Our E&P capital and exploratory expenditures guidance for 2022 is approximately $2.6 billion. We are considering adding a fourth rig in the Bakken in the second half of this year which could add up to $100 million to our 2022 capital spend, and we also expect industry cost inflation to potentially increase capital spend by $80 million to $100 million for this year, including higher drilling and completion costs in the Bakken that we now expect to average approximately $6.2 million per well, or 7% above last year.
First Quarter Results
In the first quarter of 2022, net income was $417 million, compared with net income of $252 million in the first quarter of 2021. Excluding items affecting comparability of earnings between periods detailed on page 23, adjusted net income was $404 million in the first quarter of 2022.  The improvement in first quarter 2022 adjusted after-tax earnings compared to the prior-year quarter primarily reflects higher realized selling prices, partially offset by lower sales volumes.

PART I - FINANCIAL INFORMATION (CONT'D.)
Exploration and Production Results
In the first quarter of 2022, E&P had net income of $460 million compared with net income of $308 million in the first quarter of 2021. Total net production, excluding Libya, averaged 276,000 boepd in the first quarter 2022, compared with 315,000 boepd in the first quarter of 2021, or 304,000 boepd pro forma for assets sold. The average realized crude oil selling price, including hedging, was $86.75 per barrel in the first quarter of 2022, compared with $50.02 per barrel in the first quarter of 2021. The average realized NGL selling price in the first quarter of 2022 was $39.79 per barrel, compared with $29.49 per barrel in the prior-year quarter, while the average realized natural gas selling price was $5.28 per thousand cubic feet (mcf) in the first quarter of 2022, compared with $4.90 per mcf in the first quarter of 2021.
The following is an update of our ongoing E&P activities:
•In North Dakota, net production from the Bakken averaged 152,000 boepd for the first quarter of 2022 (2021 Q1: 158,000 boepd). Our former Little Knife and Murphy Creek nonstrategic acreage interests that were sold in the second quarter 2021 contributed net production of approximately 5,000 boepd in the first quarter of 2021. We operated three rigs, drilled 19 wells, completed 16 wells, and brought 13 new wells online during the first quarter of 2022. We forecast net production to be in the range of 140,000 boepd and 145,000 boepd for the second quarter of 2022 and at the low end of the range of 160,000 boepd and 165,000 boepd for the full year 2022 reflecting our initial assessment of the impact from severe weather in April.
•In the Gulf of Mexico, net production for the first quarter of 2022 averaged 30,000 boepd (2021 Q1: 56,000 boepd), primarily reflecting field decline and unplanned downtime at the Baldpate, Penn State, and Llano fields. In February, we spud an exploration well at the Huron prospect (Hess 40%) located at Green Canyon Block 69. Well results are anticipated in the second quarter.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production totaled 30,000 bopd for the first quarter of 2022 (2021 Q1: 31,000 bopd). In February 2022, production commenced from the Liza Unity FPSO and contributed 7,000 net bopd in the first quarter of 2022.
The Liza Destiny FPSO, recently completed production optimization work initiated in March 2022 that expanded its production capacity to more than 140,000 gross bopd, from 120,000 gross bopd previously. It is expected to reach its full capacity of more than 140,000 bopd in the second quarter. The Liza Unity FPSO is expected to reach its production capacity of approximately 220,000 gross bopd by the third quarter. In the first quarter we sold approximately 2.3 million barrels of oil from Guyana and expect to have 7 one-million barrel liftings in the second quarter and 8 one-million barrel liftings in both the third and fourth quarters.
The third development, Payara, will utilize the Prosperity FPSO with an expected capacity of 220,000 gross bopd. The project is progressing ahead of schedule with first production now expected in late 2023. In April 2022, we announced the final investment decision was made to proceed with development of the Yellowtail Field on the Stabroek Block after the development plan received approval from the government of Guyana. Yellowtail, the largest development thus far on the Block, will utilize the ONE GUYANA FPSO, which is expected to have a production capacity of up to 250,000 gross bopd with first production expected in 2025. Six drill centers are planned with up to 26 production wells and 25 injection wells.
In April, we announced discoveries at Barreleye, Lukanani, and Patwa. The Barreleye-1 well encountered approximately 230 feet of hydrocarbon bearing sandstone reservoirs of which approximately 52 feet is high quality oil bearing. The well was drilled in 3,840 feet of water and is located approximately 20 miles southeast of the Liza Field. The Lukanani-1 well encountered 115 feet of hydrocarbon bearing sandstone reservoirs of which approximately 76 feet is high quality oil bearing. The well was drilled in water depth of 4,068 feet and is located in the southeastern part of the Block, approximately 2 miles west of the Pluma discovery. The Patwa-1 well encountered 108 feet of hydrocarbon bearing sandstone reservoirs. The well was drilled in 6,315 feet of water and is located approximately 3 miles northwest of the Cataback-1 discovery.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 38,000 boepd for the first quarter of 2022 (2021 Q1: 37,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay Basin, offshore Peninsular Malaysia, averaged 26,000 boepd for the first quarter of 2022 (2021 Q1: 27,000 boepd).

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended March 31,
	2022	2021

	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$460	$308
Midstream	72	75
Corporate, Interest and Other	(115)	(131)
Total	$417	$252
Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$1.35	$0.82
Diluted	$1.34	$0.82
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$—	$—
Midstream	—	—
Corporate, Interest and Other	13	—
Total	$13	$—
The items in the table above are explained on page 23.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$417	$252
Less: Total items affecting comparability of earnings between periods, after-tax	13	—
Adjusted Net Income (Loss) Attributable to Hess Corporation	$404	$252
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$(156)	$591
Changes in operating assets and liabilities	1,108	224
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$952	$815

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on page 23. Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,313	$1,898
Other, net	33	16
Total revenues and non-operating income	2,346	1,914
Costs and Expenses
Marketing, including purchased oil and gas	703	542
Operating costs and expenses	251	208
Production and severance taxes	61	37
Midstream tariffs	287	262
Exploration expenses, including dry holes and lease impairment	43	33
General and administrative expenses	57	49
Depreciation, depletion and amortization	292	355
Total costs and expenses	1,694	1,486
Results of Operations Before Income Taxes	652	428
Provision (benefit) for income taxes	192	120
Net Income (Loss) Attributable to Hess Corporation	$460	$308
The changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Higher realized selling prices in the first quarter of 2022, increased after-tax earnings by approximately $430 million compared to the same period in 2021.  Average selling prices were as follows:

	Three Months Ended March 31,
	2022	2021

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota (b)	$84.77	$44.97
Offshore	85.17	53.03
Total United States	84.85	46.73
Guyana	90.90	60.37
Malaysia and JDA	89.27	63.27
Other (c)	90.91	57.66
Worldwide	86.75	50.02
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota (b)	$91.55	$47.62
Offshore	91.52	56.53
Total United States	91.54	49.56
Guyana	99.76	61.85
Malaysia and JDA	89.27	63.27
Other (c)	101.04	59.61
Worldwide	94.04	52.52
Natural Gas Liquids – Per Barrel
United States
North Dakota	$39.88	$30.32
Offshore	37.48	21.25
Worldwide	39.79	29.49
Natural Gas – Per Mcf
United States
North Dakota	$4.32	$5.93
Offshore	4.46	2.95
Total United States	4.35	4.78
Malaysia and JDA	5.81	5.04
Other (c)	4.79	2.69
Worldwide	5.28	4.90
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the first quarter of 2022 would be $91.18 (Q1 2021: $56.54) per barrel for crude oil (including hedging), $98.47 (Q1 2021: $59.04) per barrel for crude oil (excluding hedging), $39.98 (Q1 2021: $29.73) per barrel for NGLs and $5.39 (Q1 2021: $5.02) per mcf for natural gas.
(b)Excluding the two VLCC cargo sales totaling 4.2 million barrels, the first quarter 2021 North Dakota crude oil price excluding hedging was $53.30 per barrel and $49.73 per barrel including hedging.
(c)Other includes Libya and our former interests in Denmark, which were sold in the third quarter of 2021.
Crude oil hedging activities were a net loss of $92 million before and after income taxes in the first quarter of 2022, and a net loss of $51 million before and after income taxes in the first quarter of 2021. For the remainder of 2022, we have hedged 90,000 bopd with WTI put options with an average monthly floor price of $60 per barrel, and 60,000 bopd with Brent put options with an average monthly floor price of $65 per barrel. We expect noncash premium amortization, which will be reflected in realized selling prices, to reduce our second, third and fourth quarter results each by approximately $165 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	77	84
Offshore	22	36
Total United States	99	120
Guyana	30	31
Malaysia and JDA	3	4
Other (a)	19	22
Total	151	177
Natural Gas Liquids – Barrels
United States
North Dakota	49	49
Offshore	1	4
Total United States	50	53
Natural Gas – Mcf
United States
North Dakota	158	151
Offshore	43	95
Total United States	201	246
Malaysia and JDA	364	360
Other (a)	12	11
Total	577	617
Barrels of Oil Equivalent (b)	297	333

Crude oil and natural gas liquids as a share of total production	68%	69%
(a)Other includes Libya and our former interests in Denmark, which were sold in the third quarter of 2021. Net production from Libya was 21,000 boepd in the first quarter of 2022 compared with 18,000 boepd in the first quarter of 2021. Net production from Denmark was 6,000 boepd in the first quarter of 2021.
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
We forecast net production, excluding Libya, to be approximately 310,000 boepd for the second quarter and at the low end of the range of 325,000 boepd to 330,000 boepd for the full year 2022 reflecting our initial assessment of the impact from severe weather in North Dakota in April.
United States:  North Dakota net production was lower in the first quarter of 2022, compared to the year-ago quarter, primarily due to the sale of Little Knife and Murphy Creek nonstrategic acreage interests in the second quarter of 2021, which contributed net production of approximately 5,000 boepd in the first quarter of 2021.  Total offshore net production was lower in the first quarter of 2022, compared to the year-ago quarter, primarily due to field decline and unplanned downtime at the Baldpate, Penn State, and Llano fields.
International:  Net production in Guyana was lower in the first quarter of 2022 by 1,000 bopd, compared to the year-ago quarter, due to the planned downtime on the Liza Destiny FPSO for production optimization work in the first quarter of 2022. In February 2022, production commenced from the Liza Unity FPSO and averaged 7,000 net bopd in the first quarter of 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Lower sales volumes in the first quarter of 2022, reduced after-tax earnings by approximately $260 million compared to the same period in 2021.  Worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Crude oil – barrels (a)	12,580	20,395
Natural gas liquids – barrels	4,539	4,802
Natural gas – mcf	51,898	55,513
Barrels of Oil Equivalent (b)	25,769	34,449
Crude oil – barrels per day	140	227
Natural gas liquids – barrels per day	50	53
Natural gas – mcf per day	577	617
Barrels of Oil Equivalent Per Day (b)	286	383
(a)Sales volumes for the first quarter of 2021 include 4.2 million barrels that were produced and stored on VLCCs during 2020.
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. marketing activities.  Marketing expense was higher in the first quarter of 2022, compared with the corresponding period in 2021, primarily due to higher third party crude oil volumes purchased and prices paid for purchased volumes. First quarter 2021 marketing expense included $173 million related to the cost of 4.2 million barrels of crude oil stored on two VLCCs in 2020 that were sold in the first quarter of 2021.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in the first quarter of 2022 compared with the corresponding period in 2021, primarily due to production commencing in February at Liza Phase 2 in Guyana and higher production and severance taxes associated with higher crude oil prices. On a per-unit basis, cash operating costs in the first quarter of 2022 reflect the higher costs and the impact of the lower production volumes compared with the corresponding period in 2021.
Midstream Tariffs Expense:  Tariffs expense increased in the first quarter of 2022, compared with the corresponding period in 2021, primarily due to higher minimum volume commitments.  We estimate Midstream tariffs expense to be in the range of $290 million and $300 million in the second quarter of 2022 and in the range of $1,190 million and $1,215 million for the full year 2022.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense was lower in the first quarter of 2022, compared with the corresponding period in 2021, primarily due to lower production volumes and lower DD&A rates resulting from year-end 2021 additions to proved reserves.
Unit Costs:  Unit cost per boe information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual		Forecast range (a)
	Three Months Ended March 31,		Three Months Ended June 30,	Twelve Months Ended December 31,
	2022	2021	2022	2022
Cash operating costs (b)	$13.79	$9.81	$15.00 — $15.50	$13.50 — $14.00
DD&A (c)	10.96	11.83	12.00 — 12.50	11.50 — 12.50
Total Production Unit Costs	$24.75	$21.64	$27.00 — $28.00	$25.00 — $26.50
(a)Forecast information excludes any contribution from Libya.
(b)Cash operating costs per boe, excluding Libya, were $14.54 in the first quarter of 2022, compared with $10.21 in the first quarter of 2021.
(c)DD&A per boe, excluding Libya, was $11.54 in the first quarter of 2022, compared with $12.36 in the first quarter of 2021.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Exploration lease and other impairment	$6	$4
Geological and geophysical expense and exploration overhead	37	29
Total Exploration Expense	$43	$33
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $35 million to $40 million in the second quarter of 2022 and in the range of $170 million and $180 million for the full year 2022.
Income Taxes:
E&P income tax expense was $192 million in the first quarter of 2022 and $120 million in the first quarter of 2021. The increase in income tax expense was primarily due to higher pre-tax income in Libya. Income tax expense from Libya operations was $154 million in first quarter of 2022 compared with $80 million in first quarter of 2021. We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the U.S. (non-Midstream), and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with the requirements of U.S. accounting standards. Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense is expected to be in the range of $135 million to $140 million for the second quarter of 2022 and in the range of $460 million and $470 million for the full year 2022.
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$312	$289
Other, net	1	3
Total revenues and non-operating income	313	292
Costs and Expenses
Operating costs and expenses	66	60
General and administrative expenses	6	7
Interest expense	31	23
Depreciation, depletion and amortization	45	40
Total costs and expenses	148	130
Results of Operations Before Income Taxes	165	162
Provision (benefit) for income taxes	5	3
Net Income (Loss)	160	159
Less: Net income (loss) attributable to noncontrolling interests	88	84
Net Income (Loss) Attributable to Hess Corporation	$72	$75
Sales and other operating revenues for the first quarter of 2022 increased, compared to the prior-year quarter, primarily associated with higher minimum volume commitments.
Operating costs and expenses for the first quarter of 2022 increased, compared to the prior-year quarter, primarily due to higher rail transportation costs. DD&A expense for the first quarter of 2022 increased, compared to the prior-year quarter, primarily due to additional assets placed in service. Interest expense for the first quarter of 2022 increased, compared to the prior-year quarter, primarily due to the $750 million of 4.250% fixed-rate senior unsecured notes issued in August 2021.
Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $60 million and $65 million in the second quarter of 2022 and in the range of $265 million and $275 million for the full year 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Corporate and other expenses	$36	$37
Interest expense	92	94
Corporate, Interest and Other expenses before income taxes	128	131
Provision (benefit) for income taxes	—	—
Net Corporate, Interest and Other expenses after income taxes	128	131
Items affecting comparability of earnings between periods, after-tax	(13)	—
Total Corporate, Interest and Other Expenses after income taxes	$115	$131
Second quarter 2022 corporate expenses are expected to be approximately $30 million and in the range of $120 million and $130 million for the full year 2022. Interest expense is expected to be in the range of $85 million to $90 million for the second quarter and in the range of $345 million and $355 million for the full year 2022.
Items Affecting Comparability of Earnings Between Periods: First quarter 2022 results included a pre-tax gain of $22 million ($22 million after income taxes) associated with the sale of property and a charge of $9 million ($9 million after income taxes) for litigation related to our former downstream business.
Other Items Potentially Affecting Future Results
Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, NGLs and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, crude oil storage capacity, political risk, environmental risk and catastrophic risk, including risks associated with the global COVID-19 pandemic (COVID-19). For a more comprehensive description of the risks that may affect our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	March 31, 2022	December 31, 2021

	(In millions, except ratio)
Cash and cash equivalents (a)	$1,370	$2,713
Current portion of long-term debt	22	517
Total debt (b)	7,956	8,458
Total equity	7,048	7,026
Debt to capitalization ratio for debt covenants (c)	40.2%	42.3%
(a)Includes $4 million of cash attributable to our Midstream segment at March 31, 2022 (December 31, 2021: $2 million) of which, $3 million is held by Hess Midstream LP at March 31, 2022 (December 31, 2021: $2 million).
(b)At March 31, 2022, includes $2,561 million of debt outstanding from our Midstream segment (December 31, 2021: $2,564 million) that is non-recourse to Hess Corporation.
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Net cash provided by (used in):
Operating activities	$(156)	$591
Investing activities	(522)	(385)
Financing activities	(665)	(79)
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,343)	$127
Operating activities:  Net cash used in operating activities was $156 million in the first quarter of 2022, compared with net cash provided by operating activities of $591 million in the first quarter of 2021. Net cash provided by operating activities before changes in operating assets and liabilities was $952 million in the first quarter of 2022, compared with $815 million in the prior-year quarter primarily due to higher realized selling prices, partially offset by the impact of lower sales volumes. During the first quarter of 2022, changes in operating assets and liabilities reduced net cash provided by operating activities by $1,108 million, reflecting payments made for previously accrued Libyan income tax and royalties of approximately $470 million for the period December 2020 through November 2021, premiums paid of $325 million to remove the ceiling price on outstanding WTI and Brent crude oil collars effective April 1, 2022, and an increase in accounts receivable due to higher crude oil prices. During the first quarter of 2021, changes in operating assets and liabilities decreased cash flow from operating activities by $224 million.
Investing activities:  Additions to property, plant and equipment of $546 million in the first quarter of 2022 were up $161 million compared with the corresponding period in 2021.  The increase is primarily due to higher drilling and development activities in Guyana, the Bakken, and Malaysia and JDA.
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(543)	$(280)
Increase (decrease) in related liabilities	52	(78)
Additions to property, plant and equipment - E&P	$(491)	$(358)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(37)	$(23)
Increase (decrease) in related liabilities	(18)	(4)
Additions to property, plant and equipment - Midstream	$(55)	$(27)
Financing activities: In the first quarter of 2022, we repaid the remaining $500 million outstanding under our $1 billion term loan previously scheduled to mature in March 2023. Common stock dividends paid were $119 million in the first quarter of 2022, compared to $80 million in the first quarter of 2021. Net cash outflows to noncontrolling interests were $74 million in the first quarter of 2022 and $67 million in the first quarter of 2021. In the first quarter of 2021, we received net proceeds of $70 million from the public offering of 3,450,000 Hess-owned Class A shares in Hess Midstream LP.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Future Capital Requirements and Resources
At March 31, 2022, we had $1.37 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $4.94 billion. In March 2022, we announced a 50% increase in our first quarter dividend on common stock. As we become increasingly free cash flow positive, we plan to return up to 75% of our annual adjusted free cash flow to shareholders through further dividend increases and/or common stock repurchases.
In 2022, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at March 31, 2022, will be sufficient to fund our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at March 31, 2022:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	May 2024	$3,500	$—	$—	$—	$3,500
Committed lines	Various (a)	100	—	29	29	71
Uncommitted lines	Various (a)	248	—	248	248	—
Total - Hess Corporation		$3,848	$—	$277	$277	$3,571
Midstream
Revolving credit facility (b)	December 2024	$1,000	$105	$—	$105	$895
Total - Midstream		$1,000	$105	$—	$105	$895
(a)Committed and uncommitted lines have expiration dates through 2022.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.40% above LIBOR, though the interest rate is subject to adjustment if the Corporation’s credit rating changes. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). The indentures for the Corporation's fixed-rate public notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of March 31, 2022, Hess Corporation was in compliance with these financial covenants.
Two of the three major credit rating agencies that rate our debt have assigned an investment grade credit rating. In March 2022, Standard and Poor’s Ratings Services affirmed our credit rating at BBB- with stable outlook. Fitch Ratings affirmed our BBB- credit rating and revised the outlook from stable to positive in August 2021 and Moody’s Investors Service affirmed our credit rating at Ba1, which is below investment grade, and revised the outlook from stable to positive in November 2021.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At March 31, 2022, HESM Opco, a consolidated subsidiary of Hess Midstream LP, had $1.4 billion of senior secured syndicated credit facilities maturing December 16, 2024, consisting of a $1 billion five year revolving credit facility and a fully drawn $400 million five year term loan A facility. The revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes. Borrowings under the five year term loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the five year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at March 31, 2022. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At March 31, 2022, borrowings of $105 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $385 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan A facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 12, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $156 million at March 31, 2022 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  A 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss, respectively, of approximately $15 million at March 31, 2022.
At March 31, 2022, consolidated long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $7,956 million and a fair value of $8,801 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $420 million or $440 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
At March 31, 2022, we have WTI put options with an average monthly floor price of $60 per barrel for 90,000 bopd, and Brent put options with an average monthly floor price of $65 per barrel for 60,000 bopd. As of March 31, 2022, an assumed 10% increase in the forward WTI and Brent crude oil prices used in determining the fair value of our put options would reduce the fair value of these derivative instruments by approximately $15 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $20 million.

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
•liability resulting from environmental obligations and litigation, including heightened risks associated with being a general partner of Hess Midstream LP; and
•other factors described in the section entitled “Risk Factors” in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as well as any additional risks described in our other filings with the SEC.
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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2022.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.      Legal Proceedings.
Information regarding legal proceedings is contained in Note 10, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

PART II – OTHER INFORMATION (CONT'D)
Item 6.   Exhibits.

Exhibits
10(1)*	Form of Performance Award Agreement for three-year period ending December 31, 2024 under the 2017 Long-Term Incentive Plan.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

*The exhibit relates to executive compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: May 5, 2022