Form 10-Q
period 2022-06-30
HESS CORP
filed 2022-08-04
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At June 30, 2022, there were 309,614,906 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2022	December 31, 2021

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,159	$2,713
Accounts receivable:
From contracts with customers	1,265	1,062
Joint venture and other	141	149
Inventories	317	223
Other current assets	87	199
Total current assets	3,969	4,346
Property, plant and equipment:
Total — at cost	32,402	31,178
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,584	16,996
Property, plant and equipment — net	14,818	14,182
Operating lease right-of-use assets — net	446	352
Finance lease right-of-use assets — net	136	144
Goodwill	360	360
Deferred income taxes	147	71
Post-retirement benefit assets	603	409
Other assets	701	651
Total Assets	$21,180	$20,515
Liabilities
Current Liabilities:
Accounts payable	$359	$220
Accrued liabilities	1,741	1,710
Taxes payable	141	528
Current portion of long-term debt	—	517
Current portion of operating and finance lease obligations	114	89
Total current liabilities	2,355	3,064
Long-term debt	8,332	7,941
Long-term operating lease obligations	457	394
Long-term finance lease obligations	190	200
Deferred income taxes	544	383
Asset retirement obligations	1,028	1,005
Other liabilities and deferred credits	516	502
Total Liabilities	13,422	13,489
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued 309,614,906 shares (2021: 309,744,953)	310	310
Capital in excess of par value	6,236	6,017
Retained earnings	1,075	379
Accumulated other comprehensive income (loss)	(485)	(406)
Total Hess Corporation stockholders’ equity	7,136	6,300
Noncontrolling interests	622	726
Total Equity	7,758	7,026
Total Liabilities and Equity	$21,180	$20,515
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,955	$1,579	$5,268	$3,477
Gains on asset sales, net	3	—	25	—
Other, net	30	19	66	40
Total revenues and non-operating income	2,988	1,598	5,359	3,517
Costs and Expenses
Marketing, including purchased oil and gas	843	322	1,525	840
Operating costs and expenses	356	315	669	580
Production and severance taxes	67	44	128	81
Exploration expenses, including dry holes and lease impairment	33	48	76	81
General and administrative expenses	95	84	205	178
Interest expense	121	118	244	235
Depreciation, depletion and amortization	391	385	728	781
Impairment and other	—	147	—	147
Total costs and expenses	1,906	1,463	3,575	2,923
Income (Loss) Before Income Taxes	1,082	135	1,784	594
Provision (benefit) for income taxes	328	122	525	245
Net Income (Loss)	754	13	1,259	349
Less: Net income (loss) attributable to noncontrolling interests	87	86	175	170
Net Income (Loss) Attributable to Hess Corporation	$667	$(73)	$1,084	$179

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$2.15	$(0.24)	$3.50	$0.58
Diluted	$2.15	$(0.24)	$3.49	$0.58
Weighted Average Number of Common Shares Outstanding:
Basic	309.7	307.5	309.3	306.7
Diluted	310.9	307.5	310.6	308.7
Common Stock Dividends Per Share	$0.375	$0.250	$0.750	$0.500
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Net Income (Loss)	$754	$13	$1,259	$349
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	163	64	255	115
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	163	64	255	115
Change in fair value of cash flow hedges	(39)	(129)	(494)	(231)
Income taxes on change in fair value of cash flow hedges	—	—	—	—
Net change in fair value of cash flow hedges	(39)	(129)	(494)	(231)
Change in derivatives designated as cash flow hedges, after taxes	124	(65)	(239)	(116)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	152	(11)	152	3
Income taxes on actuarial changes in plan liabilities	—	—	—	—
(Increase) reduction in unrecognized actuarial losses, net	152	(11)	152	3
Amortization of net actuarial losses	5	16	8	32
Income taxes on amortization of net actuarial losses	—	—	—	—
Net effect of amortization of net actuarial losses	5	16	8	32
Change in pension and other postretirement plans, after taxes	157	5	160	35
Other Comprehensive Income (Loss)	281	(60)	(79)	(81)
Comprehensive Income (Loss)	1,035	(47)	1,180	268
Less: Comprehensive income (loss) attributable to noncontrolling interests	87	86	175	170
Comprehensive Income (Loss) Attributable to Hess Corporation	$948	$(133)	$1,005	$98
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$1,259	$349
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) on asset sales, net	(25)	—
Depreciation, depletion and amortization	728	781
Impairment and other	—	147
Exploratory dry hole costs	—	9
Exploration lease and other impairment	10	10
Pension settlement loss	2	4
Stock compensation expense	49	44
Noncash (gains) losses on commodity derivatives, net	218	88
Provision (benefit) for deferred income taxes and other tax accruals	174	42
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(529)	(315)
(Increase) decrease in inventories	(94)	137
Increase (decrease) in accounts payable and accrued liabilities	100	(56)
Increase (decrease) in taxes payable	(387)	187
Changes in other operating assets and liabilities	(152)	(51)
Net cash provided by (used in) operating activities	1,353	1,376
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,098)	(687)
Additions to property, plant and equipment - Midstream	(111)	(53)
Proceeds from asset sales, net of cash sold	28	297
Other, net	—	(2)
Net cash provided by (used in) investing activities	(1,181)	(445)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	(13)	(75)
Debt with maturities of greater than 90 days:
Borrowings	400	—
Repayments	(510)	(5)
Cash dividends paid	(235)	(157)
Common stock acquired and retired	(190)	—
Proceeds from sale of Class A shares of Hess Midstream LP	146	70
Noncontrolling interests, net	(351)	(137)
Employee stock options exercised	40	75
Payments on finance lease obligations	(4)	(4)
Other, net	(9)	(7)
Net cash provided by (used in) financing activities	(726)	(240)
Net Increase (Decrease) in Cash and Cash Equivalents	(554)	691
Cash and Cash Equivalents at Beginning of Year	2,713	1,739
Cash and Cash Equivalents at End of Period	$2,159	$2,430
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended June 30, 2022
Balance at April 1, 2022	$311	$6,083	$680	$(766)	$6,308	$740	$7,048
Net income (loss)	—	—	667	—	667	87	754
Other comprehensive income (loss)	—	—	—	281	281	—	281
Share-based compensation	1	24	—	—	25	—	25
Dividends on common stock	—	—	(117)	—	(117)	—	(117)
Sale of Class A shares of Hess Midstream LP	—	130	—	—	130	88	218
Repurchase of Class B units of Hess Midstream Operations LP	—	32	—	—	32	(215)	(183)
Common stock acquired and retired	(2)	(33)	(155)	—	(190)	—	(190)
Noncontrolling interests, net	—	—	—	—	—	(78)	(78)
Balance at June 30, 2022	$310	$6,236	$1,075	$(485)	$7,136	$622	$7,758
For the Three Months Ended June 30, 2021
Balance at April 1, 2021	$308	$5,779	$305	$(776)	5,616	$1,027	$6,643
Net income (loss)	—	—	(73)	—	(73)	86	13
Other comprehensive income (loss)	—	—	—	(60)	(60)	—	(60)
Share-based compensation	2	80	—	—	82	—	82
Dividends on common stock	—	—	(77)	—	(77)	—	(77)
Noncontrolling interests, net	—	—	—	—	—	(69)	(69)
Balance at June 30, 2021	$310	$5,859	$155	$(836)	$5,488	$1,044	$6,532
For the Six Months Ended June 30, 2022
Balance at January 1, 2022	$310	$6,017	$379	$(406)	$6,300	$726	$7,026
Net income (loss)	—	—	1,084	—	1,084	175	1,259
Other comprehensive income (loss)	—	—	—	(79)	(79)	—	(79)
Share-based compensation	2	90	—	—	92	—	92
Dividends on common stock	—	—	(233)	—	(233)	—	(233)
Sale of Class A shares of Hess Midstream LP	—	130	—	—	130	88	218
Repurchase of Class B units of Hess Midstream Operations LP	—	32	—	—	32	(215)	(183)
Common stock acquired and retired	(2)	(33)	(155)	—	(190)	—	(190)
Noncontrolling interests, net	—	—	—	—	—	(152)	(152)
Balance at June 30, 2022	$310	$6,236	$1,075	$(485)	$7,136	$622	$7,758
For the Six Months Ended June 30, 2021
Balance at January 1, 2021	$307	$5,684	$130	$(755)	5,366	$969	$6,335
Net income (loss)	—	—	179	—	179	170	349
Other comprehensive income (loss)	—	—	—	(81)	(81)	—	(81)
Share-based compensation	3	119	—	—	122	—	122
Dividends on common stock	—	—	(154)	—	(154)	—	(154)
Sale of Class A shares of Hess Midstream LP	—	56	—	—	56	41	97
Noncontrolling interests, net	—	—	—	—	—	(136)	(136)
Balance at June 30, 2021	$310	$5,859	$155	$(836)	$5,488	$1,044	$6,532
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2022 and December 31, 2021, the consolidated results of operations for the three and six months ended June 30, 2022 and 2021, and consolidated cash flows for the six months ended June 30, 2022 and 2021.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
 2.  Inventories
Inventories consisted of the following:

	June 30, 2022	December 31, 2021

	(In millions)
Crude oil and natural gas liquids	$142	$52
Materials and supplies	175	171
Total Inventories	$317	$223
3.  Property, Plant and Equipment
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the six months ended June 30, 2022 (in millions):

Balance at January 1, 2022	$681
Additions to capitalized exploratory well costs pending the determination of proved reserves	194
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(93)
Balance at June 30, 2022	$782
Additions to capitalized exploratory well costs pending determination of proved reserves are related to wells drilled on the Stabroek Block (Hess 30%), offshore Guyana and drilling at the Huron prospect (Hess 40%) in the Gulf of Mexico. Reclassifications to wells, facilities and equipment based on the determination of proved reserves resulted from the sanction of the Yellowtail Field development project, the fourth sanctioned project on the Stabroek Block.
At June 30, 2022, exploratory well costs capitalized for greater than one year following completion of drilling of $417 million was comprised of the following:
Guyana: Approximately 89% of the capitalized well costs in excess of one year relate to successful exploration wells where hydrocarbons were encountered on the Stabroek Block.  The operator plans further appraisal drilling on the Block and is conducting pre-development planning for additional phases of development.
Joint Development Area (JDA):  Approximately 9% of the capitalized well costs in excess of one year relates to the JDA (Hess 50%) in the Gulf of Thailand, where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18. The operator has submitted a development plan concept to the regulator to facilitate ongoing commercial negotiations for an extension of the existing gas sales contract to include development of the western part of the Block.
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

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.  Hess Midstream LP
At June 30, 2022, Hess Midstream LP (Hess Midstream), a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $3,078 million (December 31, 2021: $2,694 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream included cash and cash equivalents totaling $2 million (December 31, 2021: $2 million), property, plant and equipment with a carrying value of $3,145 million (December 31, 2021: $3,125 million) and an equity-method investment in the Little Missouri 4 (LM4) gas processing plant of $97 million (December 31, 2021: $102 million).
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream and Targa Resources Corp. Hess Midstream has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. The processing fees included in Operating costs and expenses in the Statement of Consolidated Income for the three and six months ended June 30, 2022 were $4 million and $9 million, respectively, compared with $7 million and $14 million for the three and six months ended June 30, 2021, respectively.
In April 2022, Hess Midstream LP completed an underwritten public equity offering of approximately 10.2 million Hess Midstream LP Class A shares held by a subsidiary of Hess Corporation and an affiliate of Global Infrastructure Partners (GIP). We received net proceeds of $146 million from the public offering. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $130 million and $88 million, respectively. The increase to Noncontrolling interests of $88 million is comprised of $16 million resulting from the change in ownership interest and $72 million from an increase to deferred tax assets resulting from a change in the temporary difference between the carrying amount and tax basis of Hess Midstream LP's investment in Hess Midstream Operations LP (HESM Opco).
Concurrent with the April 2022 public offering, HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased approximately 13.6 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of GIP for $400 million. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $32 million, and an increase in deferred tax assets and Noncontrolling interests of $17 million resulting from a change in the temporary difference between the carrying amount and tax basis of Hess Midstream LP's investment in HESM Opco. The $200 million paid to GIP reduced Noncontrolling Interests. We owned an approximate 41% interest in Hess Midstream LP, on a consolidated basis, at June 30, 2022.
In March 2021, Hess Midstream LP completed an underwritten public equity offering of 6.9 million Hess Midstream LP Class A shares held by a subsidiary of Hess Corporation and an affiliate of GIP. We received net proceeds of $70 million from the public offering. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $56 million and $41 million, respectively. The increase to Noncontrolling interests of $41 million is comprised of $14 million resulting from the change in ownership interest and $27 million from an increase to deferred tax assets resulting from a change in the temporary difference between the carrying amount and tax basis of Hess Midstream LP's investment in HESM Opco.
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	June 30, 2022	December 31, 2021

	(In millions)
Accrued operating and marketing expenditures	$508	$462
Accrued capital expenditures	515	479
Accrued payments to royalty and working interest owners	263	253
Current portion of asset retirement obligations	232	185
Accrued interest on debt	143	138
Accrued compensation and benefits	62	124
Other accruals	18	69
Total Accrued Liabilities	$1,741	$1,710
6.  Debt
In April 2022, HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase of approximately

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.6 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of GIP. The covenants of the 5.500% fixed-rate senior unsecured notes are substantially similar to the terms of the other existing HESM Opco fixed-rate senior unsecured notes.
In February 2022, we repaid the remaining $500 million outstanding under our $1.0 billion term loan previously scheduled to mature in March 2023.
7.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	Other (a)	E&P Total

Three Months Ended June 30, 2022
Sales of our net production volumes:
Crude oil revenue	$895	$681	$37	$170	$1,783	$—	$—	$1,783
Natural gas liquids revenue	173	—	—	—	173	—	—	173
Natural gas revenue	126	—	215	5	346	—	—	346
Sales of purchased oil and gas	761	18	—	36	815	—	—	815
Intercompany revenue	—	—	—	—	—	314	(314)	—
Total revenues from contracts with customers	1,955	699	252	211	3,117	314	(314)	3,117
Other operating revenues (b)	(95)	(52)	—	(15)	(162)	—	—	(162)
Total sales and other operating revenues	$1,860	$647	$252	$196	$2,955	$314	$(314)	$2,955
Three Months Ended June 30, 2021
Sales of our net production volumes:
Crude oil revenue	$661	$134	$27	$135	$957	$—	$—	$957
Natural gas liquids revenue	120	—	—	—	120	—	—	120
Natural gas revenue	61	—	178	1	240	—	—	240
Sales of purchased oil and gas	299	4	—	26	329	—	—	329
Intercompany revenue	—	—	—	—	—	294	(294)	—
Total revenues from contracts with customers	1,141	138	205	162	1,646	294	(294)	1,646
Other operating revenues (b)	(53)	(6)	—	(8)	(67)	—	—	(67)
Total sales and other operating revenues	$1,088	$132	$205	$154	$1,579	$294	$(294)	$1,579
Six Months Ended June 30, 2022
Sales of our net production volumes:
Crude oil revenue	$1,731	$907	$68	$316	$3,022	$—	$—	$3,022
Natural gas liquids revenue	354	—	—	—	354	—	—	354
Natural gas revenue	211	—	405	10	626	—	—	626
Sales of purchased oil and gas	1,421	22	—	71	1,514	—	—	1,514
Intercompany revenue	—	—	—	—	—	626	(626)	—
Total revenues from contracts with customers	3,717	929	473	397	5,516	626	(626)	5,516
Other operating revenues (b)	(153)	(67)	—	(28)	(248)	—	—	(248)
Total sales and other operating revenues	$3,564	$862	$473	$369	$5,268	$626	$(626)	$5,268
Six Months Ended June 30, 2021
Sales of our net production volumes:
Crude oil revenue	$1,546	$315	$49	$251	$2,161	$—	$—	$2,161
Natural gas liquids revenue	263	—	—	—	263	—	—	263
Natural gas revenue	174	—	341	4	519	—	—	519
Sales of purchased oil and gas	597	8	—	45	650	—	—	650
Intercompany revenue	—	—	—	—	—	583	(583)	—
Total revenues from contracts with customers	2,580	323	390	300	3,593	583	(583)	3,593
Other operating revenues (b)	(94)	(10)	—	(12)	(116)	—	—	(116)
Total sales and other operating revenues	$2,486	$313	$390	$288	$3,477	$583	$(583)	$3,477
(a)Other includes Libya and our interests in Denmark, which were sold in the third quarter of 2021.
(b)Includes gains (losses) on commodity derivatives.
There have been no significant changes to contracts with customers or the composition thereof during the six months ended

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2022.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas. At June 30, 2022, contract liabilities of $24 million (December 31, 2021: $24 million) resulted from a take-or-pay deficiency payment received in the fourth quarter of 2021 that is subject to a make-up period expiring in December 2023. At June 30, 2022 and December 31, 2021, there were no contract assets.
8. Impairment and Other
In June 2021, the U.S. Bankruptcy Court approved the bankruptcy plan for Fieldwood Energy LLC (Fieldwood) which includes transferring abandonment obligations of Fieldwood to predecessors in title of certain of its assets, who are jointly and severally liable for the obligations. Second quarter 2021 results include a charge of $147 million ($147 million after income taxes) in connection with abandonment obligations in the West Delta 79/86 Field (West Delta Field), which we sold to a Fieldwood predecessor in 2004.
9. Retirement Plans
Components of net periodic benefit cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)

Service cost	$12	$13	$25	$27
Interest cost (a)	17	14	33	28
Expected return on plan assets (a)	(52)	(49)	(105)	(99)
Amortization of unrecognized net actuarial losses (a)	3	13	6	28
Settlement loss (a)	2	3	2	4
Net periodic benefit cost (income) (a)	$(18)	$(6)	$(39)	$(12)
(a)  Net non-service cost included in Other, net in the Statement of Consolidated Income for the three and six months ended June 30, 2022 was income of $30 million and $64 million, respectively, compared with income of $19 million and $39 million for the three and six months ended June 30, 2021.
In the second quarter of 2022, the Hess Corporation Employees’ Pension Plan purchased a single premium annuity contract at a cost of approximately $170 million using assets of the plan to settle and transfer certain of its obligations to a third party. This partial settlement resulted in a noncash charge of $13 million to recognize unamortized actuarial losses. In connection with this settlement transaction, as required under U.S. accounting standards, we remeasured the funded status of the plan, which increased by $154 million primarily due to a change in the weighted average discount rate used to value the projected benefit obligation, and an update to the fair value of plan assets. The change in the funded status is reflected in Post-retirement benefit assets in the Consolidated Balance Sheet.
In the second quarter of 2022, the HOVENSA Legacy Employees' Pension Plan paid lump sums of approximately $20 million to certain participants, and purchased a single premium annuity contract at a cost of approximately $80 million, to settle the plan's projected benefit obligation. The settlement transactions resulted in a noncash gain of $11 million to recognize unamortized actuarial gains. In connection with these settlement transactions, as required under U.S. accounting standards, we remeasured the funded status of the plan, which increased by $6 million. The change in the funded status is reflected in Post-retirement benefit assets in the Consolidated Balance Sheet.
For the full year 2022, we forecast service cost for our pension and postretirement medical plans to be approximately $45 million and net non-service cost to be approximately $118 million of income, which is comprised of expected return on plan assets of approximately $200 million, interest cost of approximately $70 million, amortization of unrecognized net actuarial losses of approximately $10 million, and net settlement losses of $2 million. In 2022, we expect to contribute approximately $45 million to our funded pension plans.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Weighted Average Common Shares
The Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Net income (loss) attributable to Hess Corporation:
Net income (loss)	$754	$13	$1,259	$349
Less: Net income (loss) attributable to noncontrolling interests	87	86	175	170
Net income (loss) attributable to Hess Corporation	$667	$(73)	$1,084	$179
Weighted average number of common shares outstanding:
Basic	309.7	307.5	309.3	306.7
Effect of dilutive securities
Restricted common stock	0.6	—	0.6	0.7
Stock options	0.6	—	0.6	0.5
Performance share units	—	—	0.1	0.8
Diluted	310.9	307.5	310.6	308.7
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted common stock	—	1,641,860	48	94,726
Stock options	269,748	2,562,983	172,581	832,454
Performance share units	29,668	1,161,324	30,510	39,608
During the six months ended June 30, 2022, we granted 565,318 shares of restricted stock (2021: 705,489), 178,008 performance share units (2021: 205,155) and 269,748 stock options (2021: 319,295).
At December 31, 2021, the remaining amount under our Board authorized $7.5 billion stock repurchase plan was $650 million. In the second quarter of 2022, we repurchased approximately 1.8 million shares of common stock for $190 million. No shares of common stock were repurchased during 2021.
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
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended June 30, 2022
Sales and Other Operating Revenues - Third parties	$2,955	$—	$—	$—	$2,955
Intersegment Revenues	—	314	—	(314)	—
Sales and Other Operating Revenues	$2,955	$314	$—	$(314)	$2,955

Net Income (Loss) attributable to Hess Corporation	$723	$65	$(121)	$—	$667
Depreciation, Depletion and Amortization	345	44	2	—	391
Provision (Benefit) for Income Taxes	321	7	—	—	328
Capital Expenditures	593	72	—	—	665
For the Three Months Ended June 30, 2021
Sales and Other Operating Revenues - Third parties	$1,579	$—	$—	$—	$1,579
Intersegment Revenues	—	294	—	(294)	—
Sales and Other Operating Revenues	$1,579	$294	$—	$(294)	$1,579

Net Income (Loss) attributable to Hess Corporation	$(25)	$76	$(124)	$—	$(73)
Depreciation, Depletion and Amortization	344	41	—	—	385
Impairment and other	147	—	—	—	147
Provision (Benefit) for Income Taxes	119	3	—	—	122
Capital Expenditures	396	47	—	—	443
For the Six Months Ended June 30, 2022
Sales and Other Operating Revenues - Third parties	$5,268	$—	$—	$—	$5,268
Intersegment Revenues	—	626	—	(626)	—
Sales and Other Operating Revenues	$5,268	$626	$—	$(626)	$5,268

Net Income (Loss) attributable to Hess Corporation	$1,183	$137	$(236)	$—	$1,084
Depreciation, Depletion and Amortization	637	89	2	—	728
Provision (Benefit) for Income Taxes	513	12	—	—	525
Capital Expenditures	1,136	109	—	—	1,245
For the Six Months Ended June 30, 2021
Sales and Other Operating Revenues - Third parties	$3,477	$—	$—	$—	$3,477
Intersegment Revenues	—	583	—	(583)	—
Sales and Other Operating Revenues	$3,477	$583	$—	$(583)	$3,477

Net Income (Loss) attributable to Hess Corporation	$283	$151	$(255)	$—	$179
Depreciation, Depletion and Amortization	699	81	1	—	781
Impairment and other	147	—	—	—	147
Provision (Benefit) for Income Taxes	239	6	—	—	245
Capital Expenditures	676	70	—	—	746

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Identifiable assets by operating segment were as follows:

	June 30, 2022	December 31, 2021

	(In millions)
Exploration and Production	$14,886	$14,173
Midstream	3,755	3,671
Corporate, Interest and Other	2,539	2,671
Total	$21,180	$20,515
13.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values. Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production. Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At June 30, 2022, these instruments relate to the British Pound and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	June 30, 2022	December 31, 2021

	(In millions)
Commodity - crude oil hedge contracts (millions of barrels)	27.6	54.8
Foreign exchange forwards	$157	$145
Interest rate swaps	$100	$100
At December 31, 2021, we had hedged 90,000 barrels of oil per day (bopd) with WTI collars with an average monthly floor price of $60 per barrel and an average monthly ceiling price of $100 per barrel and 60,000 bopd with Brent collars with an average monthly floor price of $65 per barrel and an average monthly ceiling price of $105 per barrel for calendar 2022. In the first quarter of 2022, we purchased WTI and Brent call options to remove the ceiling price on our price collars for the period April 1, 2022 through December 31, 2022 for $325 million. As a result, during this period, we are able to realize WTI and Brent selling prices above $100 per barrel and $105 per barrel, respectively, to the extent that market prices exceed these thresholds. The WTI $60 per barrel put options for 90,000 bopd and the Brent $65 per barrel put options for 60,000 bopd in our price collars remain outstanding through December 31, 2022.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below reflects the fair values of risk management derivative instruments.

	Assets	Liabilities

	(In millions)
June 30, 2022
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$26	$—
Interest rate swaps	—	(3)
Total derivative contracts designated as hedging instruments	26	(3)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	5	—
Total derivative contracts not designated as hedging instruments	5	—
Gross fair value of derivative contracts	31	(3)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$31	$(3)
December 31, 2021
Derivative Contracts Designated as Hedging Instruments:
Crude oil collars	$155	$—
Interest rate swaps	2	—
Total derivative contracts designated as hedging instruments	157	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	157	(1)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$157	$(1)
At June 30, 2022 and December 31, 2021, the fair value of our crude oil hedge contracts is presented within Other current assets in our Consolidated Balance Sheet. The fair value of our foreign exchange forwards and swaps is presented within Other current assets at June 30, 2022 and within Accrued liabilities at December 31, 2021 in our Consolidated Balance Sheet. The fair value of our interest rate swaps is presented within Other liabilities and deferred credits at June 30, 2022 and within Other assets at December 31, 2021 in our Consolidated Balance Sheet. All fair values in the table above are based on Level 2 inputs.
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges:  Crude oil hedging contracts decreased Sales and other operating revenues by $163 million and $255 million in the three and six months ended June 30, 2022, respectively. In the three and six months ended June 30, 2021, crude oil hedging contracts decreased Sales and other operating revenues by $64 million and $115 million, respectively. At June 30, 2022, pre-tax deferred losses in Accumulated other comprehensive income (loss) related to outstanding crude oil hedging contracts were $306 million ($306 million after income taxes), all of which will be reclassified into earnings during the remainder of 2022 as the hedged crude oil sales are recognized in earnings.
Interest rate swaps designated as fair value hedges:  We had interest rate swaps with gross notional amounts totaling $100 million at June 30, 2022 and December 31, 2021, that convert interest payments from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In the three and six months ended June 30, 2022, the change in fair value of interest rate swaps was a decrease of $1 million and $5 million, respectively, compared with a decrease of nil and $1 million in the three and six months ended June 30, 2021, respectively, with a corresponding adjustment in the carrying value of the hedged fixed-rate debt.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income, were losses of $3 million in both the three and six months ended June 30, 2022, compared with losses of $1 million and $2 million in the three and six months ended June 30, 2021, respectively.  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to net gains of $10 million and $14 million in the three and six months ended June 30, 2022, respectively, compared with net gains of $1 million and nil in the three and six months ended June 30, 2021, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value Measurement:
At June 30, 2022, our total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $8,332 million and a fair value of $8,297 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at June 30, 2022 and December 31, 2021.
14.  Subsequent Events
In July 2022, Hess Corporation replaced its $3.5 billion revolving credit facility expiring in May 2024 with a new $3.25 billion revolving credit facility maturing in July 2027. Borrowings on the facility will bear interest based on the Secured Overnight Financing Rate (SOFR), plus the applicable margins specified in the credit agreement, which generally vary based on the credit rating of the Corporation's senior, unsecured, non-credit enhanced long-term debt. The new credit agreement has substantially similar terms to the prior agreement, including covenants.
In July 2022, HESM Opco amended and restated its credit agreement for its $1.4 billion senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a fully drawn $400 million term loan. The amended and restated credit agreement, among other things, extended the maturity date from December 2024 to July 2027, increased the accordion feature to up to an additional $750 million, which does not represent a lending commitment from the lenders, and replaced the London Interbank Offered Rate (LIBOR) as the benchmark interest rate with SOFR. The amended and restated credit agreement has substantially similar terms to the prior agreement, including commitment amounts, guarantees, secured collateral and covenants.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended June 30, 2022 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States, Guyana, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Libya. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the Block. The Liza Phase 1 development reached its new production capacity of more than 140,000 gross bopd in June 2022 following the completion of production optimization work. The Liza Phase 2 development achieved first production in February 2022 and reached its production capacity of approximately 220,000 gross bopd in July. A third development, Payara, was sanctioned in the third quarter of 2020 and is expected to achieve first production in late 2023 with production capacity of approximately 220,000 gross bopd. A fourth development, Yellowtail, was sanctioned in April 2022 and is expected to achieve first production in 2025, with production capacity of approximately 250,000 gross bopd. We currently plan to have at least six floating production, storage and offloading vessels (FPSO) with an aggregate expected production capacity of more than 1 million gross bopd on the Stabroek Block in 2027, and the potential for up to ten FPSOs to develop the current discovered recoverable resource base.
Our Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
In April 2022, Hess Midstream completed a public offering of approximately 10.2 million Hess Midstream LP Class A shares held by a subsidiary of Hess Corporation and an affiliate of GIP. We received net proceeds of $146 million from the public offering. Concurrent with the public offering, HESM Opco repurchased approximately 13.6 million HESM Opco Class B units from a subsidiary of Hess Corporation and an affiliate of GIP for $400 million, of which we received net proceeds of $200 million. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase. After giving effect to these transactions, we own an approximate 41% interest in Hess Midstream LP, on a consolidated basis.
2022 Highlights and Outlook
Following the startup of the Liza Phase 2 project in February 2022, we repaid the remaining $500 million outstanding under our $1.0 billion term loan, and in March 2022, we announced a 50% increase to our quarterly dividend on common stock. In June 2022, we repurchased approximately 1.8 million shares of common stock for $190 million. We intend to utilize the remaining amount authorized under our stock repurchase plan of $460 million by the end of the year. Excluding our Midstream Segment, we ended the second quarter of 2022 with approximately $2.16 billion in cash and cash equivalents.
Oil and gas net production in 2022, excluding Libya, is forecast to be approximately 320,000 barrels of oil equivalent per day (boepd). Our E&P capital and exploratory expenditures for 2022 are forecast to be approximately $2.7 billion. For the remainder of 2022, we have WTI put options for 90,000 bopd with an average monthly floor price of $60 per barrel and Brent put options for 60,000 bopd with an average monthly floor price of $65 per barrel.
Second Quarter Results
In the second quarter of 2022, net income was $667 million, compared with a net loss of $73 million in the second quarter of 2021. Excluding items affecting comparability of earnings between periods detailed on pages 25 and 27, adjusted net income was $74 million in the second quarter of 2021.  The improvement in after-tax earnings in the second quarter of 2022 compared with the prior-year quarter adjusted results was primarily due to higher realized selling prices in the second quarter of 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Exploration and Production Results
In the second quarter of 2022, E&P had net income of $723 million compared with a net loss of $25 million in the second quarter of 2021. Excluding items affecting comparability of earnings between periods, adjusted net income was $122 million in the second quarter of 2021. Total net production, excluding Libya, averaged 303,000 boepd in the second quarter 2022, compared with 307,000 boepd in the second quarter of 2021, or 302,000 boepd pro forma for assets sold. The average realized crude oil selling price, including hedging, was $99.16 per barrel in the second quarter of 2022, compared with $59.79 per barrel in the second quarter of 2021. The average realized NGL selling price in the second quarter of 2022 was $40.92 per barrel, compared with $23.12 per barrel in the prior-year quarter, while the average realized natural gas selling price was $6.45 per thousand cubic feet (mcf) in the second quarter of 2022, compared with $4.05 per mcf in the second quarter of 2021.
The following is an update of our ongoing E&P activities:
•In North Dakota, net production from the Bakken averaged 140,000 boepd for the second quarter of 2022 (2021 Q2: 159,000 boepd), reflecting unplanned production shut-ins caused by severe weather in April and May. We operated three rigs, drilled 20 wells, completed 19 wells, and brought 19 new wells online during the second quarter of 2022. In July, we added a fourth drilling rig. We forecast net production to be in the range of 155,000 boepd to 160,000 boepd for the third quarter, in the range of 160,000 boepd to 165,000 boepd for the fourth quarter, and in the range of 150,000 boepd to 155,000 boepd for the full year 2022.
•In the Gulf of Mexico, net production for the second quarter of 2022 averaged 29,000 boepd (2021 Q2: 52,000 boepd), primarily due to field decline and unplanned downtime at the Stampede and Penn State fields. We forecast Gulf of Mexico net production to be in the range of 25,000 boepd to 30,000 boepd for the third quarter and approximately 30,000 boepd for the full year 2022. In June, we completed drilling operations on the Huron prospect (Hess 40%) located at Green Canyon Block 69. Well results are being evaluated and an appraisal sidetrack is planned.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production totaled 67,000 bopd for the second quarter of 2022 (2021 Q2: 26,000 bopd). The Liza Destiny FPSO reached its new production capacity of more than 140,000 gross bopd in June following the completion of production optimization work. Net production from the Liza Unity FPSO, which commenced in February, was 35,000 bopd in the second quarter of 2022, and reached its production capacity of 220,000 gross bopd in July. In the second quarter, we sold 6 one-million barrel cargos of crude oil from Guyana compared with 2 one-million barrel cargos in the prior year quarter. We forecast net production to be in the range of 90,000 bopd to 95,000 bopd for the third quarter and approximately 75,000 bopd for the full year 2022, which includes tax barrels of approximately 7,000 bopd and 6,000 bopd, respectively.
Beginning in the third quarter of 2022, we expect to use the remainder of the previously generated Guyana net operating loss carryforwards. As a result, we will start to incur a current income tax liability. Pursuant to the terms of the petroleum agreement, a portion of gross production from the block, separate from the contractors’ share of gross production for cost oil and profit oil, is used to satisfy the contractors’ income tax liability. This portion of gross production, referred to as “tax barrels”, will be included in our reported production volumes and revenue will be recognized.
The third development, Payara, will utilize the Prosperity FPSO with an expected capacity of 220,000 gross bopd, with first production expected in late 2023. The fourth development, Yellowtail, was sanctioned in April and will utilize the ONE GUYANA FPSO with an expected capacity of 250,000 gross bopd, with first production expected in 2025.
In July, two new discoveries were announced at Seabob and Kiru-Kiru on the Stabroek Block. The Seabob-1 well encountered 131 feet of high quality oil bearing sandstone reservoirs. The well was drilled in 4,660 feet of water and is located approximately 12 miles southeast of the Yellowtail Field. The Kiru-Kiru-1 well, where drilling operations are ongoing, has thus far encountered 98 feet of high quality hydrocarbon bearing sandstone reservoirs. The well is being drilled in 5,760 feet of water and is located approximately 3 miles southeast of the Cataback-1 discovery.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 41,000 boepd for the second quarter of 2022 (2021 Q2: 38,000 boepd), while net production from North Malay Basin, offshore Peninsular Malaysia, averaged 26,000 boepd for the second quarter of 2022 (2021 Q2: 28,000 boepd). Combined net production from JDA and North Malay Basin is forecast to be approximately 55,000 boepd in the third quarter and in the range of 60,000 boepd to 65,000 boepd for the full year 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$723	$(25)	$1,183	$283
Midstream	65	76	137	151
Corporate, Interest and Other	(121)	(124)	(236)	(255)
Total	$667	$(73)	$1,084	$179
Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$2.15	$(0.24)	$3.50	$0.58
Diluted	$2.15	$(0.24)	$3.49	$0.58
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$—	$(147)	$—	$(147)
Midstream	—	—	—	—
Corporate, Interest and Other	—	—	13	—
Total	$—	$(147)	$13	$(147)
The items in the table above are explained on pages 25 and 27.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$667	$(73)	$1,084	$179
Less: Total items affecting comparability of earnings between periods, after-tax	—	(147)	13	(147)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$667	$74	$1,071	$326
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Six Months Ended June 30,
	2022	2021

	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$1,353	$1,376
Changes in operating assets and liabilities	1,062	98
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$2,415	$1,474

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 25 through 27. Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,955	$1,579	$5,268	$3,477
Other, net	26	14	59	30
Total revenues and non-operating income	2,981	1,593	5,327	3,507
Costs and Expenses
Marketing, including purchased oil and gas	858	343	1,561	885
Operating costs and expenses	291	254	542	462
Production and severance taxes	67	44	128	81
Midstream tariffs	296	270	583	532
Exploration expenses, including dry holes and lease impairment	33	48	76	81
General and administrative expenses	47	49	104	98
Depreciation, depletion and amortization	345	344	637	699
Impairment and other	—	147	—	147
Total costs and expenses	1,937	1,499	3,631	2,985
Results of Operations Before Income Taxes	1,044	94	1,696	522
Provision (benefit) for income taxes	321	119	513	239
Net Income (Loss) Attributable to Hess Corporation	$723	$(25)	$1,183	$283
The changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Higher realized selling prices in the second quarter and first six months of 2022, increased after-tax earnings by approximately $675 million and $1,105 million, respectively, compared to the corresponding periods in 2021.  Average selling prices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota (b)	$93.60	$56.75	$88.98	$49.35
Offshore	95.22	59.33	90.21	55.99
Total United States	93.96	57.52	89.25	51.00
Guyana	104.19	65.63	100.55	62.48
Malaysia and JDA	106.21	65.88	97.73	64.69
Other (c)	105.21	64.16	98.14	60.94
Worldwide	99.16	59.79	93.65	54.04
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota (b)	$106.01	$61.88	$98.46	$52.91
Offshore	107.58	64.42	99.58	60.24
Total United States	106.37	62.63	98.70	54.73
Guyana	112.57	68.44	109.06	64.48
Malaysia and JDA	106.21	65.88	97.73	64.69
Other (c)	114.93	68.08	108.06	63.88
Worldwide	109.51	64.27	102.65	57.36
Natural Gas Liquids – Per Barrel
United States
North Dakota	$40.96	$23.23	$40.40	$26.65
Offshore	39.88	21.84	38.68	21.55
Worldwide	40.92	23.12	40.33	26.20
Natural Gas – Per Mcf
United States
North Dakota	$6.89	$2.40	$5.57	$4.06
Offshore	7.63	2.35	6.02	2.66
Total United States	7.06	2.38	5.67	3.56
Malaysia and JDA	6.18	5.22	6.00	5.13
Other (c)	5.36	2.96	5.07	2.82
Worldwide	6.45	4.05	5.87	4.47
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the second quarter of 2022 would be $102.80 (Q2 2021: $62.45) per barrel for crude oil (including hedging), $113.15 (Q2 2021: $66.93) per barrel for crude oil (excluding hedging), $41.36 (Q2 2021: $23.35) per barrel for NGLs and $6.55 (Q2 2021: $4.17) per mcf for natural gas. Excluding these fees worldwide selling prices for the first six months of 2022 would be $97.63 (2021: $58.97) per barrel for crude oil (including hedging), $106.63 (2021: $62.29) per barrel for crude oil (excluding hedging), $40.65 (2021: $26.43) per barrel for NGLs and $5.98 (2021: $4.59) per mcf for natural gas.
(b)Excluding the two very large crude carrier (VLCC) cargo sales totaling 4.2 million barrels in the first quarter of 2021, the North Dakota crude oil price for the first six months of 2021 excluding hedging was $57.39 per barrel and $53.08 per barrel including hedging.
(c)Other includes Libya and our former interests in Denmark, which were sold in the third quarter of 2021.
Crude oil hedging activities were a net loss of $163 million and $255 million before and after income taxes in the second quarter and first six months of 2022, respectively, and a net loss of $64 million and $115 million before and after income taxes in the second quarter and first six months of 2021, respectively. For the remainder of 2022, we have hedged 90,000 bopd with WTI put options with an average monthly floor price of $60 per barrel, and 60,000 bopd with Brent put options with an average monthly floor price of $65 per barrel. We expect noncash premium amortization, which will be reflected in realized selling prices, to reduce our third and fourth quarter results each by approximately $165 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	68	79	73	82
Offshore	20	33	20	34
Total United States	88	112	93	116
Guyana	67	26	49	29
Malaysia and JDA	4	4	3	4
Other (a)	17	24	18	23
Total	176	166	163	172
Natural Gas Liquids – Barrels
United States
North Dakota	47	52	48	50
Offshore	2	5	2	5
Total United States	49	57	50	55
Natural Gas – Mcf
United States
North Dakota	147	167	152	159
Offshore	41	85	41	90
Total United States	188	252	193	249
Malaysia and JDA	381	371	373	366
Other (a)	11	9	12	10
Total	580	632	578	625
Barrels of Oil Equivalent (b)	322	328	309	331

Crude oil and natural gas liquids as a share of total production	70%	68%	69%	69%
(a)Other includes Libya and our former interests in Denmark, which were sold in the third quarter of 2021. Net production from Libya was 19,000 boepd and 20,000 boepd in the second quarter and first six months of 2022, respectively, compared with 21,000 boepd and 20,000 boepd in the second quarter and first six months of 2021, respectively. Net production from Denmark was 4,000 boepd and 5,000 boepd in the second quarter and first six months of 2021, respectively.
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
We forecast net production, excluding Libya, to be in the range of 330,000 boepd to 335,000 boepd for the third quarter, in the range of 365,000 boepd to 370,000 boepd for the fourth quarter, and approximately 320,000 boepd for the full year 2022.
United States:  North Dakota net production was lower in the second quarter and first six months of 2022, compared to the corresponding periods in 2021, primarily due to unplanned production shut-ins caused by severe weather, and the sale of our Little Knife and Murphy Creek nonstrategic acreage interests in the second quarter of 2021.  Total offshore net production was lower in the second quarter and first six months of 2022, compared to the corresponding periods in 2021, primarily due to field decline and unplanned downtime at the Stampede, Penn State, and Llano fields.
International:  Net production in Guyana was higher in the second quarter and first six months of 2022, compared to the corresponding periods in 2021, due to production ramp up from the Liza Unity FPSO, which commenced production in February 2022. Net production from the Liza Unity FPSO averaged 35,000 bopd and 21,000 bopd in the second quarter and first six months of 2022, respectively.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Lower sales volumes in the second quarter and first six months of 2022 reduced after-tax earnings by approximately $30 million and $290 million, respectively, compared to the corresponding periods in 2021.  Worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Crude oil – barrels (a)	15,763	14,293	28,343	34,688
Natural gas liquids – barrels	4,180	5,142	8,719	9,944
Natural gas – mcf	52,811	57,557	104,709	113,070
Barrels of Oil Equivalent (b)	28,745	29,028	54,514	63,477
Crude oil – barrels per day	173	157	157	192
Natural gas liquids – barrels per day	46	57	48	55
Natural gas – mcf per day	580	632	578	625
Barrels of Oil Equivalent Per Day (b)	316	319	301	351
(a)Sales volumes for the first six months of 2021 include 4.2 million barrels that were stored on VLCCs at December 31, 2020 and sold in the first quarter of 2021.
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the United States, and transportation and other distribution costs for U.S. marketing activities.  Marketing expense was higher in the second quarter and first six months of 2022, compared with the corresponding periods in 2021, primarily due to higher third party crude oil volumes purchased and higher prices paid for purchased volumes. First quarter 2021 marketing expense included $173 million related to the cost of 4.2 million barrels of crude oil produced and stored on two VLCCs in 2020 that were sold in the first quarter of 2021.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in the second quarter and first six months of 2022 compared with the corresponding periods in 2021, primarily due to the production ramp up in Guyana from the Liza Unity FPSO, which commenced production in February 2022, and higher production and severance taxes associated with higher crude oil prices. On a per-unit basis, cash operating costs in the second quarter and first six months of 2022 reflect the higher costs and the impact of the lower production volumes compared with the corresponding periods in 2021.
Midstream Tariffs Expense:  Tariffs expense increased in the second quarter and first six months of 2022, compared with the corresponding periods in 2021, primarily due to higher minimum volume commitments.  We estimate Midstream tariffs expense to be in the range of $305 million to $315 million in the third quarter of 2022 and in the range of $1,190 million to $1,215 million for the full year 2022.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense was lower in the first six months of 2022, compared with the corresponding period in 2021, primarily due to lower production volumes and lower DD&A rates resulting from year-end 2021 additions to proved reserves.
Unit Costs:  Unit cost per boe information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range (a)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended September 30,			Twelve Months Ended December 31,
	2022	2021	2022	2021	2022			2022
Cash operating costs (b)	$13.90	$11.63	$13.84	$10.72	$14.00	—	$14.50	$13.50	—	$14.00
DD&A (c)	11.79	11.55	11.39	11.69	13.00	—	13.50	12.50	—	13.00
Total Production Unit Costs	$25.69	$23.18	$25.23	$22.41	$27.00	—	$28.00	$26.00	—	$27.00
(a)Forecast information excludes any contribution from Libya.
(b)Cash operating costs per boe, excluding Libya, were $14.56 and $14.55 in the second quarter and first six months of 2022, respectively, compared with $12.16 and $11.18 in the second quarter and first six months of 2021, respectively.
(c)DD&A per boe, excluding Libya, was $12.34 and $11.96 in the second quarter and first six months of 2022, respectively, compared with $12.13 and $12.25 in the second quarter and first six months of 2021, respectively.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Exploratory dry hole costs (a)	$—	$9	$—	$9
Exploration lease and other impairment	4	6	10	10
Geological and geophysical expense and exploration overhead	29	33	66	62
Total Exploration Expense	$33	$48	$76	$81
(a)The second quarter 2021 dry hole costs primarily relates to the Koebi-1 exploration well, offshore Guyana.
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $35 million to $40 million in the third quarter of 2022 and in the range of $160 million to $170 million for the full year 2022.
Income Taxes:
E&P income tax expense was $321 million and $513 million in the second quarter and first six months of 2022, respectively, compared with $119 million and $239 million in the second quarter and first six months of 2021, respectively. The increase in income tax expense, compared with the corresponding periods in 2021, was primarily due to higher pre-tax income in Libya and Guyana. Income tax expense from Libya operations was $177 million and $331 million in the second quarter and first six months of 2022, respectively, compared with $96 million and $176 million in the second quarter and first six months of 2021, respectively. We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream), and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with the requirements of U.S. accounting standards. Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense is expected to be in the range of $170 million to $180 million for the third quarter of 2022 and in the range of $540 million to $550 million for the full year 2022.
Items Affecting Comparability of Earnings Between Periods:
In the second quarter of 2021, we recorded a charge of $147 million ($147 million after income taxes) in connection with abandonment obligations in the West Delta Field in the Gulf of Mexico. These abandonment obligations were assigned to us as a former owner after they were discharged from Fieldwood as part of Fieldwood's approved bankruptcy plan. See Note 8, Impairment and Other in the Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$314	$294	$626	$583
Other, net	—	3	1	6
Total revenues and non-operating income	314	297	627	589
Costs and Expenses
Operating costs and expenses	68	64	134	124
General and administrative expenses	5	4	11	11
Interest expense	38	23	69	46
Depreciation, depletion and amortization	44	41	89	81
Total costs and expenses	155	132	303	262
Results of Operations Before Income Taxes	159	165	324	327
Provision (benefit) for income taxes	7	3	12	6
Net Income (Loss)	152	162	312	321
Less: Net income (loss) attributable to noncontrolling interests	87	86	175	170
Net Income (Loss) Attributable to Hess Corporation	$65	$76	$137	$151
Sales and other operating revenues for the second quarter and first six months of 2022 increased, compared to the corresponding periods in 2021, primarily associated with higher minimum volume commitments.
Operating costs and expenses for the second quarter and first six months of 2022 increased, compared to the corresponding periods in 2021, primarily due to higher operating expenses on expanding gathering infrastructure. DD&A expense for the second quarter and first six months of 2022 increased, compared to the corresponding periods in 2021, primarily due to additional assets placed in service. Interest expense for the second quarter and first six months of 2022 increased, compared to the corresponding periods in 2021, primarily due to the $400 million of 5.500% fixed-rate senior unsecured notes issued in April 2022 and the $750 million of 4.250% fixed-rate senior unsecured notes issued in August 2021.
Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $60 million to $65 million in the third quarter of 2022 and in the range of $265 million to $275 million for the full year 2022.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Corporate and other expenses	$38	$29	$74	$66
Interest expense	86	95	178	189
Less: Capitalized interest	(3)	—	(3)	—
Interest expense, net	83	95	175	189
Corporate, Interest and Other expenses before income taxes	121	124	249	255
Provision (benefit) for income taxes	—	—	—	—
Net Corporate, Interest and Other expenses after income taxes	121	124	249	255
Items affecting comparability of earnings between periods, after-tax	—	—	(13)	—
Total Corporate, Interest and Other Expenses after income taxes	$121	$124	$236	$255
Corporate and other expenses were higher in the second quarter and first six months of 2022, compared to the corresponding periods in 2021, primarily due to higher legal and professional fees.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Interest expense, net was lower in the second quarter and first six months of 2022, compared to the corresponding periods in 2021, due to the repayment of the Corporation's $1.0 billion term loan and capitalized interest that commenced upon sanctioning of the Yellowtail development in Guyana in April 2022.
Third quarter 2022 corporate expenses are expected to be approximately $40 million and approximately $150 million for the full year 2022. Interest expense, net is expected to be approximately $85 million for the third quarter and in the range of $345 million to $350 million for the full year 2022.
Items Affecting Comparability of Earnings Between Periods:
In the first quarter of 2022, results included a pre-tax gain of $22 million ($22 million after income taxes) associated with the sale of property and a charge of $9 million ($9 million after income taxes) for litigation related to our former downstream business.
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
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	June 30, 2022	December 31, 2021

	(In millions, except ratio)
Cash and cash equivalents (a)	$2,159	$2,713
Current portion of long-term debt	—	517
Total debt (b)	8,332	8,458
Total equity	7,758	7,026
Debt to capitalization ratio for debt covenants (c)	37.9%	42.3%
(a)Includes $3 million of cash attributable to our Midstream segment at June 30, 2022 (December 31, 2021: $2 million) of which $2 million is held by Hess Midstream LP at June 30, 2022 (December 31, 2021: $2 million).
(b)At June 30, 2022, includes $2,937 million of debt outstanding from our Midstream segment (December 31, 2021: $2,564 million) that is non-recourse to Hess Corporation.
(c)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation's revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2022	2021

	(In millions)
Net cash provided by (used in):
Operating activities	$1,353	$1,376
Investing activities	(1,181)	(445)
Financing activities	(726)	(240)
Net Increase (Decrease) in Cash and Cash Equivalents	$(554)	$691

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Operating activities:  Net cash provided by operating activities was $1,353 million in the first six months of 2022, compared with $1,376 million in the first six months of 2021. Net cash provided by operating activities before changes in operating assets and liabilities was $2,415 million in the first six months of 2022, compared with $1,474 million in the first six months of 2021 primarily due to higher realized selling prices. During the first six months of 2022, changes in operating assets and liabilities reduced net cash provided by operating activities by $1,062 million (2021: $98 million) reflecting payments made for previously accrued Libyan income tax and royalties of approximately $470 million for the period December 2020 through November 2021, premiums paid of $325 million to remove the ceiling price on outstanding WTI and Brent crude oil price collars effective April 1, 2022, and an increase in accounts receivable due to higher crude oil prices.
Investing activities:  Additions to property, plant and equipment of $1,209 million in the first six months of 2022 were up $469 million compared with the corresponding period in 2021.  The increase is primarily due to higher drilling and development activities in Guyana, the Bakken, Malaysia and JDA, and the Gulf of Mexico. Proceeds from asset sales in the first six months of 2022 were $28 million and $297 million in the first six months of 2021.
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Six Months Ended June 30,
	2022	2021

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(1,136)	$(676)
Increase (decrease) in related liabilities	38	(11)
Additions to property, plant and equipment - E&P	$(1,098)	$(687)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(109)	$(70)
Increase (decrease) in related liabilities	(2)	17
Additions to property, plant and equipment - Midstream	$(111)	$(53)
Financing activities:
In the first six months of 2022, we repurchased $190 million of common stock and paid common stock dividends of $235 million (2021: $157 million) reflecting a 50% increase in our dividend on common stock. In the first six months of 2022, we repaid the remaining $500 million outstanding under our $1.0 billion term loan, previously scheduled to mature in March 2023.
In the second quarter of 2022, we received net proceeds of $146 million from the public offering of approximately 5.1 million Hess-owned Class A shares in Hess Midstream LP, and in the first quarter of 2021, we received net proceeds of $70 million from the public offering of approximately 3.5 million Hess-owned Class A shares in Hess Midstream LP. Borrowings in 2022 resulted from the issuance by HESM Opco of $400 million of 5.500% fixed-rate senior unsecured notes due 2030. Net cash outflows to noncontrolling interests were $351 million in the first six months of 2022 (2021: $137 million) which included $200 million paid to GIP for the repurchase by HESM Opco of approximately 6.8 million GIP-owned Class B units.
Future Capital Requirements and Resources
At June 30, 2022, we had $2.16 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.73 billion. In June 2022, we repurchased $190 million (1.8 million shares) of our common stock. We intend to utilize the remaining amount authorized under our stock repurchase plan of $460 million by the end of the year. In March 2022, we announced a 50% increase in our dividend on common stock. As we become increasingly free cash flow positive, we plan to return up to 75% of our annual adjusted free cash flow to shareholders through further dividend increases and/or common stock repurchases.
In 2022, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at June 30, 2022, will be sufficient to fund our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at June 30, 2022:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	May 2024	$3,500	$—	$—	$—	$3,500
Committed lines	Various (a)	100	—	29	29	71
Uncommitted lines	Various (a)	121	—	121	121	—
Total - Hess Corporation		$3,721	$—	$150	$150	$3,571
Midstream
Revolving credit facility (b)	December 2024	$1,000	$91	$—	$91	$909
Total - Midstream		$1,000	$91	$—	$91	$909
(a)Committed and uncommitted lines have expiration dates through 2022.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
At June 30, 2022, we had a $3.5 billion revolving credit facility expiring in May 2024. The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.40% above LIBOR, though the interest rate is subject to adjustment if the Corporation’s credit rating changes. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). The indentures for the Corporation's fixed-rate public notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of June 30, 2022, Hess Corporation was in compliance with these financial covenants.
In July 2022, we replaced our $3.5 billion revolving credit facility expiring in May 2024 with a new $3.25 billion revolving credit facility maturing in July 2027. See Note 14, Subsequent Events in the Notes to Consolidated Financial Statements.
All three major credit rating agencies that rate our debt have assigned an investment grade credit rating. In June 2022, Moody’s Investors Service upgraded the senior unsecured ratings of Hess Corporation from Ba1 to Baa3 with a stable outlook. In March 2022, Standard and Poor’s Ratings Services affirmed our credit rating at BBB- with stable outlook. Fitch Ratings affirmed our BBB- credit rating and revised the outlook from stable to positive in August 2021.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At June 30, 2022, HESM Opco, a consolidated subsidiary of Hess Midstream LP, had $1.4 billion of senior secured syndicated credit facilities maturing in December 2024, consisting of a $1.0 billion revolving credit facility and a fully drawn $400 million term loan. The revolving credit facility can be used for borrowings and letters of credit to fund HESM Opco’s operating activities, capital expenditures, distributions and for other general corporate purposes. Borrowings under the five year term loan A facility will generally bear interest at LIBOR plus an applicable margin ranging from 1.55% to 2.50%, while the applicable margin for the five year syndicated revolving credit facility ranges from 1.275% to 2.000%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at June 30, 2022. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At June 30, 2022, borrowings of $91 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $380 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan A facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
In July 2022, HESM Opco amended and restated the credit agreement for its senior secured syndicated credit facilities. See Note 14, Subsequent Events in the Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT'D.)
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 13, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $157 million at June 30, 2022 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  A 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss, respectively, of approximately $15 million at June 30, 2022.
At June 30, 2022, consolidated long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,332 million and a fair value of $8,297 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $460 million or $555 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
At June 30, 2022, we have WTI put options with an average monthly floor price of $60 per barrel for 90,000 bopd, and Brent put options with an average monthly floor price of $65 per barrel for 60,000 bopd. As of June 30, 2022, an assumed 10% increase in the forward WTI and Brent crude oil prices used in determining the fair value of our put options would reduce the fair value of these derivative instruments by approximately $5 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $10 million.

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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2022.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.      Legal Proceedings.
Information regarding legal proceedings is contained in Note 11, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 2.      Share Repurchase Activities.
Our common stock repurchase activities for the three months ended June 30, 2022, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c) (In millions)
April	—	$—	—	$650
May	—	—	—	650
June	1,753,918	108.49	1,753,918	460
Total	1,753,918	$108.49	1,753,918
(a)Repurchased in open-market transactions. The average price paid per share was inclusive of transaction fees.
(b)Since initiation of the buyback program in August 2013, total shares repurchased through June 30, 2022 amounted to 93.6 million at a total cost of $7.04 billion including transaction fees.
(c)In March 2013, we announced that our Board of Directors approved a stock repurchase program that authorized the purchase of common stock up to a value of $4.0 billion.  In May 2014, the share repurchase program was increased to $6.5 billion and in March 2018, it was increased further to $7.5 billion.

PART II – OTHER INFORMATION (CONT'D)
Item 6.   Exhibits.

Exhibits
4(1)
Credit Agreement, dated as of July 14, 2022, among Hess Corporation, the subsidiary party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent incorporated by reference to Exhibit 10(1) of Form 8-K of the Registrant, filed on July 15, 2022.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: August 4, 2022