Form 10-Q
period 2022-09-30
HESS CORP
filed 2022-11-03
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At September 30, 2022, there were 308,308,466 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2022	December 31, 2021

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,384	$2,713
Accounts receivable:
From contracts with customers	1,241	1,062
Joint venture and other	134	149
Inventories	278	223
Other current assets	86	199
Total current assets	4,123	4,346
Property, plant and equipment:
Total — at cost	32,356	31,178
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,264	16,996
Property, plant and equipment — net	15,092	14,182
Operating lease right-of-use assets — net	461	352
Finance lease right-of-use assets — net	131	144
Goodwill	360	360
Deferred income taxes	139	71
Post-retirement benefit assets	617	409
Other assets	720	651
Total Assets	$21,643	$20,515
Liabilities
Current Liabilities:
Accounts payable	$321	$220
Accrued liabilities	1,703	1,710
Taxes payable	167	528
Current portion of long-term debt	—	517
Current portion of operating and finance lease obligations	121	89
Total current liabilities	2,312	3,064
Long-term debt	8,303	7,941
Long-term operating lease obligations	461	394
Long-term finance lease obligations	185	200
Deferred income taxes	604	383
Asset retirement obligations	1,062	1,005
Other liabilities and deferred credits	522	502
Total Liabilities	13,449	13,489
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued 308,308,466 shares (2021: 309,744,953)	308	310
Capital in excess of par value	6,227	6,017
Retained earnings	1,354	379
Accumulated other comprehensive loss	(330)	(406)
Total Hess Corporation stockholders’ equity	7,559	6,300
Noncontrolling interests	635	726
Total Equity	8,194	7,026
Total Liabilities and Equity	$21,643	$20,515
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$3,122	$1,759	$8,390	$5,236
Gains on asset sales, net	—	29	25	29
Other, net	35	23	101	63
Total revenues and non-operating income	3,157	1,811	8,516	5,328
Costs and Expenses
Marketing, including purchased oil and gas	982	522	2,507	1,362
Operating costs and expenses	398	333	1,067	913
Production and severance taxes	72	42	200	123
Exploration expenses, including dry holes and lease impairment	58	36	134	117
General and administrative expenses	109	76	314	254
Interest expense	125	125	369	360
Depreciation, depletion and amortization	471	349	1,199	1,130
Impairment and other	54	—	54	147
Total costs and expenses	2,269	1,483	5,844	4,406
Income Before Income Taxes	888	328	2,672	922
Provision for income taxes	282	143	807	388
Net Income	606	185	1,865	534
Less: Net income attributable to noncontrolling interests	91	70	266	240
Net Income Attributable to Hess Corporation	$515	$115	$1,599	$294

Net Income Attributable to Hess Corporation Per Common Share:
Basic	$1.67	$0.37	$5.18	$0.96
Diluted	$1.67	$0.37	$5.16	$0.95
Weighted Average Number of Common Shares Outstanding:
Basic	307.6	308.1	308.7	307.1
Diluted	308.9	309.9	310.1	309.1
Common Stock Dividends Per Share	$0.375	$0.250	$1.125	$0.750
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Net Income	$606	$185	$1,865	$534
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	165	64	420	179
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	165	64	420	179
Change in fair value of cash flow hedges	(12)	(40)	(506)	(271)
Income taxes on change in fair value of cash flow hedges	—	—	—	—
Net change in fair value of cash flow hedges	(12)	(40)	(506)	(271)
Change in derivatives designated as cash flow hedges, after taxes	153	24	(86)	(92)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	—	152	3
Income taxes on actuarial changes in plan liabilities	—	—	—	—
(Increase) reduction in unrecognized actuarial losses, net	—	—	152	3
Amortization of net actuarial losses	2	16	10	48
Income taxes on amortization of net actuarial losses	—	—	—	—
Net effect of amortization of net actuarial losses	2	16	10	48
Change in pension and other postretirement plans, after taxes	2	16	162	51
Other Comprehensive Income (Loss)	155	40	76	(41)
Comprehensive Income	761	225	1,941	493
Less: Comprehensive income attributable to noncontrolling interests	91	70	266	240
Comprehensive Income Attributable to Hess Corporation	$670	$155	$1,675	$253
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

	(In millions)
Cash Flows From Operating Activities
Net income	$1,865	$534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gains) losses on asset sales, net	(25)	(29)
Depreciation, depletion and amortization	1,199	1,130
Impairment and other	54	147
Exploratory dry hole costs	19	11
Exploration lease impairment	14	15
Pension settlement loss	2	5
Stock compensation expense	66	61
Noncash (gains) losses on commodity derivatives, net	383	152
Provision for deferred income taxes and other tax accruals	243	79
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(500)	(533)
(Increase) decrease in inventories	(55)	97
Increase (decrease) in accounts payable and accrued liabilities	37	169
Increase (decrease) in taxes payable	(361)	278
Changes in other operating assets and liabilities	(249)	(125)
Net cash provided by (used in) operating activities	2,692	1,991
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,755)	(1,118)
Additions to property, plant and equipment - Midstream	(177)	(120)
Proceeds from asset sales, net of cash sold	28	427
Other, net	(4)	(4)
Net cash provided by (used in) investing activities	(1,908)	(815)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	(61)	(32)
Debt with maturities of greater than 90 days:
Borrowings	420	750
Repayments	(510)	(508)
Cash dividends paid	(350)	(234)
Common stock acquired and retired	(340)	—
Proceeds from sale of Class A shares of Hess Midstream LP	146	70
Noncontrolling interests, net	(430)	(589)
Employee stock options exercised	44	75
Payments on finance lease obligations	(5)	(7)
Other, net	(27)	(21)
Net cash provided by (used in) financing activities	(1,113)	(496)
Net Increase (Decrease) in Cash and Cash Equivalents	(329)	680
Cash and Cash Equivalents at Beginning of Year	2,713	1,739
Cash and Cash Equivalents at End of Period	$2,384	$2,419
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended September 30, 2022
Balance at July 1, 2022	$310	$6,236	$1,075	$(485)	$7,136	$622	$7,758
Net income	—	—	515	—	515	91	606
Other comprehensive income (loss)	—	—	—	155	155	—	155
Share-based compensation	—	20	—	—	20	—	20
Dividends on common stock	—	—	(117)	—	(117)	—	(117)
Common stock acquired and retired	(2)	(29)	(119)	—	(150)	—	(150)
Noncontrolling interests, net	—	—	—	—	—	(78)	(78)
Balance at September 30, 2022	$308	$6,227	$1,354	$(330)	$7,559	$635	$8,194
For the Three Months Ended September 30, 2021
Balance at July 1, 2021	$310	$5,859	$155	$(836)	5,488	$1,044	$6,532
Net income	—	—	115	—	115	70	185
Other comprehensive income (loss)	—	—	—	40	40	—	40
Share-based compensation	—	16	—	—	16	—	16
Dividends on common stock	—	—	(78)	—	(78)	—	(78)
Repurchase of Class B units of Hess Midstream Operations LP	—	28	—	—	28	(390)	(362)
Noncontrolling interests, net	—	—	—	—	—	(77)	(77)
Balance at September 30, 2021	$310	$5,903	$192	$(796)	$5,609	$647	$6,256
For the Nine Months Ended September 30, 2022
Balance at January 1, 2022	$310	$6,017	$379	$(406)	$6,300	$726	$7,026
Net income	—	—	1,599	—	1,599	266	1,865
Other comprehensive income (loss)	—	—	—	76	76	—	76
Share-based compensation	2	110	—	—	112	—	112
Dividends on common stock	—	—	(350)	—	(350)	—	(350)
Sale of Class A shares of Hess Midstream LP	—	130	—	—	130	88	218
Repurchase of Class B units of Hess Midstream Operations LP	—	32	—	—	32	(215)	(183)
Common stock acquired and retired	(4)	(62)	(274)	—	(340)	—	(340)
Noncontrolling interests, net	—	—	—	—	—	(230)	(230)
Balance at September 30, 2022	$308	$6,227	$1,354	$(330)	$7,559	$635	$8,194
For the Nine Months Ended September 30, 2021
Balance at January 1, 2021	$307	$5,684	$130	$(755)	5,366	$969	$6,335
Net income	—	—	294	—	294	240	534
Other comprehensive income (loss)	—	—	—	(41)	(41)	—	(41)
Share-based compensation	3	135	—	—	138	—	138
Dividends on common stock	—	—	(232)	—	(232)	—	(232)
Sale of Class A shares of Hess Midstream LP	—	56	—	—	56	41	97
Repurchase of Class B units of Hess Midstream Operations LP	—	28	—	—	28	(390)	(362)
Noncontrolling interests, net	—	—	—	—	—	(213)	(213)
Balance at September 30, 2021	$310	$5,903	$192	$(796)	$5,609	$647	$6,256
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2022 and December 31, 2021, the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, and consolidated cash flows for the nine months ended September 30, 2022 and 2021.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
 2.  Inventories
Inventories consisted of the following:

	September 30, 2022	December 31, 2021

	(In millions)
Crude oil and natural gas liquids	$96	$52
Materials and supplies	182	171
Total Inventories	$278	$223
3.  Property, Plant and Equipment
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the nine months ended September 30, 2022 (in millions):

Balance at January 1, 2022	$681
Additions to capitalized exploratory well costs pending the determination of proved reserves	267
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(93)
Balance at September 30, 2022	$855
The preceding table excludes well costs of $19 million incurred and expensed during the first nine months of 2022. Additions to capitalized exploratory well costs pending the determination of proved reserves are related to wells drilled on the Stabroek Block (Hess 30%), offshore Guyana, the Huron-1 well (Hess 40%) in the Gulf of Mexico, and the Zanderij-1 well on Block 42 (Hess 33%), offshore Suriname. Reclassifications to wells, facilities and equipment based on the determination of proved reserves resulted from the sanction of the Yellowtail Field development project, the fourth sanctioned project on the Stabroek Block.
At September 30, 2022, exploratory well costs capitalized for greater than one year following completion of drilling of $497 million was comprised of the following:
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

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.  Hess Midstream LP
At September 30, 2022, Hess Midstream LP (Hess Midstream), a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $3,053 million (December 31, 2021: $2,694 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream included cash and cash equivalents totaling $3 million (December 31, 2021: $2 million), property, plant and equipment with a carrying value of $3,160 million (December 31, 2021: $3,125 million) and an equity-method investment in the Little Missouri 4 (LM4) gas processing plant of $98 million (December 31, 2021: $102 million).
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream and Targa Resources Corp. Hess Midstream has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. The processing fees included in Operating costs and expenses in the Statement of Consolidated Income for the three and nine months ended September 30, 2022 were $7 million and $16 million, respectively, compared with $8 million and $22 million for the three and nine months ended September 30, 2021, respectively.
In April 2022, Hess Midstream LP completed an underwritten public equity offering of approximately 10.2 million Hess Midstream LP Class A shares held by a subsidiary of Hess Corporation and an affiliate of Global Infrastructure Partners (GIP). We received net proceeds of $146 million from the public offering. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $130 million and $88 million, respectively. The increase to Noncontrolling interests of $88 million is comprised of $16 million resulting from the change in ownership interest and $72 million from an increase to deferred tax assets resulting from a change in the difference between the carrying amount and tax basis of Hess Midstream LP's investment in Hess Midstream Operations LP (HESM Opco).
Concurrent with the April 2022 public offering, HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased approximately 13.6 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of GIP for $400 million. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $32 million, and an increase in deferred tax assets and Noncontrolling interests of $17 million resulting from a change in the difference between the carrying amount and tax basis of Hess Midstream LP's investment in HESM Opco. The $200 million paid to GIP reduced Noncontrolling Interests. We owned an approximate 41% interest in Hess Midstream LP, on a consolidated basis, at September 30, 2022.
In August 2021, HESM Opco repurchased 31.25 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of GIP for $750 million. HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due 2030 in a private offering to finance the repurchase. The transaction resulted in an increase in Capital in Excess of Par and a decrease in Noncontrolling Interests of $28 million, and an increase in deferred tax assets and Noncontrolling Interests of $15 million resulting from a change in the difference between the carrying amount and tax basis of Hess Midstream LP's investment in HESM Opco. The $375 million paid to GIP reduced Noncontrolling Interests.
In March 2021, Hess Midstream LP completed an underwritten public equity offering of 6.9 million Hess Midstream LP Class A shares held by a subsidiary of Hess Corporation and an affiliate of GIP. We received net proceeds of $70 million from the public offering. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $56 million and $41 million, respectively. The increase to Noncontrolling interests of $41 million is comprised of $14 million resulting from the change in ownership interest and $27 million from an increase to deferred tax assets resulting from a change in the difference between the carrying amount and tax basis of Hess Midstream LP's investment in HESM Opco.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	September 30, 2022	December 31, 2021

	(In millions)
Accrued capital expenditures	$518	$479
Accrued operating and marketing expenditures	490	462
Accrued payments to royalty and working interest owners	262	253
Current portion of asset retirement obligations	215	185
Accrued interest on debt	111	138
Accrued compensation and benefits	89	124
Other accruals	18	69
Total Accrued Liabilities	$1,703	$1,710
6.  Debt
Debt – Hess Corporation:
Credit facility: In July 2022, Hess Corporation replaced its $3.5 billion revolving credit facility expiring in May 2024 with a new $3.25 billion revolving credit facility maturing in July 2027. The new facility, which is fully undrawn, can be used for borrowings and letters of credit. Borrowings on the new facility will generally bear interest at 1.400% above the Secured Overnight Financing Rate (SOFR), though the interest rate is subject to adjustment based on the credit rating of the Corporation's senior, unsecured, non-credit enhanced long-term debt. The new credit agreement replaced the London Interbank Offered Rate (LIBOR) as the benchmark interest rate with SOFR and has substantially similar terms to the prior agreement, including covenants.
Term loan: In February 2022, we repaid the remaining $500 million outstanding under our $1.0 billion term loan previously scheduled to mature in March 2023. We repaid the first $500 million in July 2021.
Debt – Midstream:
Term loan and credit facility: In July 2022, HESM Opco amended and restated its credit agreement for its $1.4 billion senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility, resulting in an incremental $20 million outstanding on the term loan facility at closing. The amended and restated credit agreement, among other things, extended the maturity date from December 2024 to July 2027, increased the accordion feature to up to an additional $750 million, which does not represent a lending commitment from the lenders, and replaced LIBOR as the benchmark interest rate with SOFR. Borrowings under the new term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the new syndicated revolving credit facility ranges from 1.375% to 2.050%. The amended and restated credit agreement has substantially similar terms to the prior agreement, including commitment amounts, guarantees, secured collateral and covenants.
Senior unsecured fixed-rate public notes: In April 2022, HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase of approximately 13.6 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of GIP. The covenants of the 5.500% fixed-rate senior unsecured notes are substantially similar to the terms of the other existing HESM Opco fixed-rate senior unsecured notes.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	Other (a)	E&P Total

Three Months Ended September 30, 2022
Sales of our net production volumes:
Crude oil revenue (b)	$895	$838	$34	$97	$1,864	$—	$—	$1,864
Natural gas liquids revenue	191	—	—	—	191	—	—	191
Natural gas revenue	145	—	150	6	301	—	—	301
Sales of purchased oil and gas	889	20	—	22	931	—	—	931
Intercompany revenue	—	—	—	—	—	335	(335)	—
Total sales	2,120	858	184	125	3,287	335	(335)	3,287
Other operating revenues (c)	(98)	(59)	—	(8)	(165)	—	—	(165)
Total sales and other operating revenues	$2,022	$799	$184	$117	$3,122	$335	$(335)	$3,122
Three Months Ended September 30, 2021
Sales of our net production volumes:
Crude oil revenue	$654	$214	$2	$104	$974	$—	$—	$974
Natural gas liquids revenue	143	—	—	—	143	—	—	143
Natural gas revenue	77	—	143	2	222	—	—	222
Sales of purchased oil and gas	457	4	—	23	484	—	—	484
Intercompany revenue	—	—	—	—	—	304	(304)	—
Total sales	1,331	218	145	129	1,823	304	(304)	1,823
Other operating revenues (c)	(51)	(9)	—	(4)	(64)	—	—	(64)
Total sales and other operating revenues	$1,280	$209	$145	$125	$1,759	$304	$(304)	$1,759
Nine Months Ended September 30, 2022
Sales of our net production volumes:
Crude oil revenue (b)	$2,626	$1,745	$102	$413	$4,886	$—	$—	$4,886
Natural gas liquids revenue	545	—	—	—	545	—	—	545
Natural gas revenue	356	—	555	16	927	—	—	927
Sales of purchased oil and gas	2,310	42	—	93	2,445	—	—	2,445
Intercompany revenue	—	—	—	—	—	961	(961)	—
Total sales	5,837	1,787	657	522	8,803	961	(961)	8,803
Other operating revenues (c)	(251)	(126)	—	(36)	(413)	—	—	(413)
Total sales and other operating revenues	$5,586	$1,661	$657	$486	$8,390	$961	$(961)	$8,390
Nine Months Ended September 30, 2021
Sales of our net production volumes:
Crude oil revenue	$2,200	$529	$51	$355	$3,135	$—	$—	$3,135
Natural gas liquids revenue	406	—	—	—	406	—	—	406
Natural gas revenue	251	—	484	6	741	—	—	741
Sales of purchased oil and gas	1,054	12	—	68	1,134	—	—	1,134
Intercompany revenue	—	—	—	—	—	887	(887)	—
Total sales	3,911	541	535	429	5,416	887	(887)	5,416
Other operating revenues (c)	(145)	(19)	—	(16)	(180)	—	—	(180)
Total sales and other operating revenues	$3,766	$522	$535	$413	$5,236	$887	$(887)	$5,236
(a)Other includes Libya and our interests in Denmark, which were sold in the third quarter of 2021.
(b)Guyana crude oil revenue includes $56 million of revenue from non-customers in both the third quarter and first nine months of 2022. There was no revenue from non-customers in the third quarter and first nine months of 2021.
(c)Includes gains (losses) on commodity derivatives.
In Guyana, the joint venture partners (Contractors) to the Stabroek Block petroleum agreement are subject to the income tax laws of Guyana and remain primarily liable for income taxes due on the results of operations, resulting in recognition of income tax expense. Pursuant to the contractual arrangements of the petroleum agreement, a portion of gross production from the block, separate from the Contractors’ cost oil and profit oil, is used to satisfy the Contractors’ income tax liability. This portion of gross production, referred to as "tax barrels", is included in our reported production volumes and is recognized as sales revenue from non-customers.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
There have been no significant changes to contracts with customers or the composition thereof during the nine months ended September 30, 2022.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas. At September 30, 2022, contract liabilities of $24 million (December 31, 2021: $24 million) resulted from a take-or-pay deficiency payment received in the fourth quarter of 2021 that is subject to a make-up period expiring in December 2023. At September 30, 2022 and December 31, 2021, there were no contract assets.
8. Impairment and Other
In the third quarter of 2022, we recorded a pre-tax charge of $28 million ($28 million after income taxes) that resulted from updates to our estimated abandonment liabilities for non-producing properties in the Gulf of Mexico and $26 million ($26 million after income taxes) to fully impair the net book value of our interests in the Penn State Field in the Gulf of Mexico due to a mechanical issue on the remaining production well in the field encountered during the third quarter of 2022.
In June 2021, the U.S. Bankruptcy Court approved the bankruptcy plan for Fieldwood Energy LLC (Fieldwood) which includes transferring abandonment obligations of Fieldwood to predecessors in title of certain of its assets, who are jointly and severally liable for the obligations. Results for the nine months ended September 30, 2021 included a charge of $147 million ($147 million after income taxes) in connection with estimated abandonment obligations in the West Delta 79/86 Field (West Delta Field), which we sold to a Fieldwood predecessor in 2004.
9. Retirement Plans
Components of net periodic benefit cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)

Service cost	$11	$13	$36	$40
Interest cost (a)	19	14	52	42
Expected return on plan assets (a)	(47)	(49)	(152)	(148)
Amortization of unrecognized net actuarial losses (a)	2	15	8	43
Settlement loss (a)	—	1	2	5
Net periodic benefit cost (income) (a)	$(15)	$(6)	$(54)	$(18)
(a)  Net non-service cost included in Other, net in the Statement of Consolidated Income for the three and nine months ended September 30, 2022 was income of $26 million and $90 million, respectively, compared with income of $19 million and $58 million for the three and nine months ended September 30, 2021, respectively.
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
For the full year 2022, we forecast service cost for our pension and postretirement medical plans to be approximately $45 million and net non-service cost to be approximately $118 million of income, which is comprised of expected return on plan assets of approximately $200 million, interest cost of approximately $70 million, amortization of unrecognized net actuarial losses of approximately $10 million, and net settlement losses of $2 million. In 2022, we do not expect to contribute to our funded pension plans.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Weighted Average Common Shares
The Net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Net income attributable to Hess Corporation:
Net income	$606	$185	$1,865	$534
Less: Net income attributable to noncontrolling interests	91	70	266	240
Net income attributable to Hess Corporation	$515	$115	$1,599	$294
Weighted average number of common shares outstanding:
Basic	307.6	308.1	308.7	307.1
Effect of dilutive securities
Restricted common stock	0.6	0.6	0.7	0.6
Stock options	0.5	0.3	0.6	0.5
Performance share units	0.2	0.9	0.1	0.9
Diluted	308.9	309.9	310.1	309.1
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted common stock	623	47,215	240	78,889
Stock options	269,748	705,557	204,970	790,155
Performance share units	—	—	20,340	26,405
During the nine months ended September 30, 2022, we granted 586,287 shares of restricted stock (2021: 779,167), 178,008 performance share units (2021: 205,155) and 269,748 stock options (2021: 319,295).
At December 31, 2021, the remaining amount under our $7.5 billion stock repurchase plan authorized by our Board of Directors (Board) was $650 million. During the nine months ended September 30, 2022, we repurchased approximately 3.1 million shares of our common stock for $340 million. No shares of common stock were repurchased during 2021.
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
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended September 30, 2022
Sales and Other Operating Revenues - Third parties	$3,122	$—	$—	$—	$3,122
Intersegment Revenues	—	335	—	(335)	—
Sales and Other Operating Revenues	$3,122	$335	$—	$(335)	$3,122

Net Income (Loss) attributable to Hess Corporation	$572	$68	$(125)	$—	$515
Depreciation, Depletion and Amortization	425	46	—	—	471
Impairment and other	54	—	—	—	54
Provision for Income Taxes	275	7	—	—	282
Capital Expenditures	666	60	—	—	726
For the Three Months Ended September 30, 2021
Sales and Other Operating Revenues - Third parties	$1,759	$—	$—	$—	$1,759
Intersegment Revenues	—	304	—	(304)	—
Sales and Other Operating Revenues	$1,759	$304	$—	$(304)	$1,759

Net Income (Loss) attributable to Hess Corporation	$178	$61	$(124)	$—	$115
Depreciation, Depletion and Amortization	308	41	—	—	349
Provision for Income Taxes	140	3	—	—	143
Capital Expenditures	469	59	—	—	528
For the Nine Months Ended September 30, 2022
Sales and Other Operating Revenues - Third parties	$8,390	$—	$—	$—	$8,390
Intersegment Revenues	—	961	—	(961)	—
Sales and Other Operating Revenues	$8,390	$961	$—	$(961)	$8,390

Net Income (Loss) attributable to Hess Corporation	$1,755	$205	$(361)	$—	$1,599
Depreciation, Depletion and Amortization	1,062	135	2	—	1,199
Impairment and other	54	—	—	—	54
Provision for Income Taxes	788	19	—	—	807
Capital Expenditures	1,802	169	—	—	1,971
For the Nine Months Ended September 30, 2021
Sales and Other Operating Revenues - Third parties	$5,236	$—	$—	$—	$5,236
Intersegment Revenues	—	887	—	(887)	—
Sales and Other Operating Revenues	$5,236	$887	$—	$(887)	$5,236

Net Income (Loss) attributable to Hess Corporation	$461	$212	$(379)	$—	$294
Depreciation, Depletion and Amortization	1,007	122	1	—	1,130
Impairment and other	147	—	—	—	147
Provision for Income Taxes	379	9	—	—	388
Capital Expenditures	1,145	129	—	—	1,274

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Identifiable assets by operating segment were as follows:

	September 30, 2022	December 31, 2021

	(In millions)
Exploration and Production	$15,172	$14,173
Midstream	3,780	3,671
Corporate, Interest and Other	2,691	2,671
Total	$21,643	$20,515
13.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values. Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or by reducing our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production. Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At September 30, 2022, these instruments relate to the British Pound and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	September 30, 2022	December 31, 2021

	(In millions)
Commodity - crude oil hedge contracts (millions of barrels)	13.8	54.8
Foreign exchange forwards / swaps	$153	$145
Interest rate swaps	$100	$100
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

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below reflects the fair values of risk management derivative instruments.

	Assets	Liabilities

	(In millions)
September 30, 2022
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$11	$—
Interest rate swaps	—	(4)
Total derivative contracts designated as hedging instruments	11	(4)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	8	—
Total derivative contracts not designated as hedging instruments	8	—
Gross fair value of derivative contracts	19	(4)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$19	$(4)
December 31, 2021
Derivative Contracts Designated as Hedging Instruments:
Crude oil collars	$155	$—
Interest rate swaps	2	—
Total derivative contracts designated as hedging instruments	157	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	157	(1)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$157	$(1)
At September 30, 2022 and December 31, 2021, the fair value of our crude oil hedge contracts is presented within Other current assets in our Consolidated Balance Sheet. The fair value of our foreign exchange forwards and swaps is presented within Other current assets at September 30, 2022 and within Accrued liabilities at December 31, 2021 in our Consolidated Balance Sheet. The fair value of our interest rate swaps is presented within Other liabilities and deferred credits at September 30, 2022 and within Other assets at December 31, 2021 in our Consolidated Balance Sheet. All fair values in the table above are based on Level 2 inputs.
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges:  Crude oil hedging contracts decreased Sales and other operating revenues by $165 million and $420 million in the three and nine months ended September 30, 2022, respectively. In the three and nine months ended September 30, 2021, crude oil hedging contracts decreased Sales and other operating revenues by $64 million and $179 million, respectively. At September 30, 2022, pre-tax deferred losses in Accumulated other comprehensive loss related to outstanding crude oil hedging contracts were $155 million ($155 million after income taxes), all of which will be reclassified into earnings during the remainder of 2022 as the hedged crude oil sales are recognized in earnings.
Interest rate swaps designated as fair value hedges:  We had interest rate swaps with gross notional amounts totaling $100 million at September 30, 2022 and December 31, 2021, that convert interest payments from fixed to floating rates.  Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income.  In the three and nine months ended September 30, 2022, the change in fair value of interest rate swaps was a decrease of $1 million and $6 million, respectively, compared with a decrease of nil and $1 million in the three and nine months ended September 30, 2021, respectively, with a corresponding adjustment in the carrying value of the hedged fixed-rate debt.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income, were losses of $2 million and $5 million in the three and nine months ended September 30, 2022, respectively, compared with losses of nil and $2 million in the three and nine months ended September 30, 2021, respectively.  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to net gains of $12 million and $26 million in the three and nine months ended September 30, 2022, respectively, compared with net gains of $1 million in both the three and nine months ended September 30, 2021.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value Measurement:
At September 30, 2022, our total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $8,303 million and a fair value of $7,841 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at September 30, 2022 and December 31, 2021.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended September 30, 2022 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States, Guyana, the Malaysia/Thailand Joint Development Area (JDA), Malaysia, and Libya. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the Block. The Liza Phase 1 development reached its new production capacity of more than 140,000 gross bopd in June 2022 following the completion of production optimization work. The Liza Phase 2 development achieved first production in February 2022 and reached its nameplate production capacity of approximately 220,000 gross bopd in July. A third development, Payara, was sanctioned in the third quarter of 2020 and is expected to achieve first production at the end of 2023 with production capacity of approximately 220,000 gross bopd. A fourth development, Yellowtail, was sanctioned in April 2022 and is expected to achieve first production in 2025, with production capacity of approximately 250,000 gross bopd. We currently plan to have six floating production, storage and offloading vessels (FPSO) with an aggregate expected production capacity of more than 1 million gross bopd on the Stabroek Block in 2027, and the potential for up to ten FPSOs to develop the current discovered recoverable resource base.
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
2022 Highlights and Outlook
Following the startup of the Liza Phase 2 project in February 2022, we repaid the remaining $500 million outstanding under our $1.0 billion term loan, and in March 2022, we announced a 50% increase to our quarterly dividend on common stock. In the first nine months of 2022, we repurchased approximately 3.1 million shares of common stock for $340 million, and we intend to acquire the remaining Board authorized amount of $310 million in the fourth quarter.
Oil and gas net production, excluding Libya, is forecast to be approximately 370,000 barrels of oil equivalent per day (boepd) in the fourth quarter and approximately 325,000 boepd for the full year 2022. Our E&P capital and exploratory expenditures are forecast to be approximately $800 million in the fourth quarter and approximately $2.7 billion for the full year 2022.
Third Quarter Results
In the third quarter of 2022, net income was $515 million, compared with $115 million in the third quarter of 2021. Excluding items affecting comparability of earnings between periods detailed on pages 26 and 28, adjusted net income was $583 million in the third quarter of 2022, compared with $86 million in the third quarter of 2021.  The improvement in adjusted after-tax earnings in the third quarter of 2022 compared with the prior-year quarter was primarily due to higher realized selling prices and sales volumes in the third quarter of 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Exploration and Production Results
In the third quarter of 2022, E&P had net income of $572 million compared with $178 million in the third quarter of 2021. Excluding items affecting comparability of earnings between periods, adjusted net income was $626 million in the third quarter of 2022, compared with $149 million in the third quarter of 2021. Total net production, excluding Libya, averaged 351,000 boepd in the third quarter 2022, compared with 265,000 boepd in the third quarter of 2021. The average realized crude oil selling price, including hedging, was $85.32 per barrel in the third quarter of 2022, compared with $63.17 per barrel in the third quarter of 2021. The average realized NGL selling price in the third quarter of 2022 was $35.44 per barrel, compared with $32.88 per barrel in the prior-year quarter, while the average realized natural gas selling price was $5.85 per thousand cubic feet (mcf) in the third quarter of 2022, compared with $4.71 per mcf in the third quarter of 2021.
The following is an update of our ongoing E&P activities:
•In North Dakota, net production from the Bakken averaged 166,000 boepd for the third quarter of 2022 (2021 Q3: 148,000 boepd), due to increased drilling and completion activity and a curtailment of production in the third quarter of 2021 resulting from a planned maintenance turnaround at the Tioga Gas Plant. We added a third drilling rig in September 2021 and a fourth drilling rig in July 2022. We drilled 20 wells, completed 20 wells, and brought 22 new wells online during the third quarter of 2022. We forecast net production to be in the range of 165,000 boepd to 170,000 boepd for the fourth quarter, and approximately 155,000 boepd for the full year 2022.
•In the Gulf of Mexico, net production for the third quarter of 2022 averaged 30,000 boepd (2021 Q3: 32,000 boepd). We forecast Gulf of Mexico net production to be approximately 30,000 boepd for the fourth quarter and for the full year 2022.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production from the Liza Destiny and Liza Unity FPSOs totaled 98,000 bopd for the third quarter of 2022 (2021 Q3: 32,000 bopd). The Liza Unity FPSO, which commenced production in February 2022, reached its nameplate production capacity of approximately 220,000 gross bopd in July 2022. In the third quarter, we sold eight cargos of crude oil from Guyana compared with three cargos in the prior-year quarter. In the fourth quarter, we expect to sell nine cargos from Guyana.
In the third quarter of 2022, we used the remainder of our previously generated Guyana net operating loss carryforwards and started incurring a current income tax liability. Pursuant to the contractual arrangements of the petroleum agreement, a portion of gross production from the block, separate from the Contractors’ cost oil and profit oil, is used to satisfy the Contractors’ income tax liability. This portion of gross production, referred to as tax barrels, is recognized as Contractor production volumes and estimated proved reserves. Net production from Guyana in the third quarter of 2022 included 7,000 bopd of tax barrels. There were no tax barrels in the third quarter of 2021. We forecast net production to be approximately 110,000 bopd for the fourth quarter, which includes approximately 20,000 bopd of tax barrels. For the full year 2022, net production is forecast to be approximately 77,000 bopd, which includes approximately 7,000 bopd of tax barrels.
The third development, Payara, will utilize the Prosperity FPSO with an expected capacity of 220,000 gross bopd, with first production expected at the end of 2023. The fourth development, Yellowtail, was sanctioned in April 2022 and will utilize the ONE GUYANA FPSO with an expected capacity of 250,000 gross bopd, with first production expected in 2025.
In October 2022, we announced our eighth and ninth discoveries of this year at Yarrow-1 and Sailfin-1. The Yarrow-1 well encountered approximately 75 feet of high quality oil bearing sandstone reservoirs. The well was drilled in 3,560 feet of water and is located approximately nine miles southeast of the Barreleye-1 discovery. The Sailfin-1 well encountered approximately 312 feet of high quality hydrocarbon bearing sandstone reservoirs. The well was drilled in 4,616 feet of water and is located approximately 15 miles southeast of the Turbot-1 discovery.
The Banjo-1 exploration well was drilled during the quarter and did not encounter commercial quantities of hydrocarbons and well costs were expensed.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 34,000 boepd for the third quarter of 2022 (2021 Q3: 30,000 boepd), while net production from North Malay Basin, offshore Peninsular Malaysia, averaged 23,000 boepd for the third quarter of 2022 (2021 Q3: 20,000 boepd). Planned maintenance work was successfully completed at both the JDA and North Malay Basin during the third quarter. Combined net production from JDA and North Malay Basin is forecast to be in the range of 60,000 boepd to 65,000 boepd in the fourth quarter and for the full year 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions, except per share amounts)
Net Income Attributable to Hess Corporation:
Exploration and Production	$572	$178	$1,755	$461
Midstream	68	61	205	212
Corporate, Interest and Other	(125)	(124)	(361)	(379)
Total	$515	$115	$1,599	$294
Net Income Attributable to Hess Corporation Per Common Share:
Basic	$1.67	$0.37	$5.18	$0.96
Diluted	$1.67	$0.37	$5.16	$0.95
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$(54)	$29	$(54)	$(118)
Midstream	—	—	—	—
Corporate, Interest and Other	(14)	—	(1)	—
Total	$(68)	$29	$(55)	$(118)
The items in the table above are explained on pages 26 and 28.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income attributable to Hess Corporation and adjusted net income attributable to Hess Corporation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Adjusted Net Income Attributable to Hess Corporation:
Net income attributable to Hess Corporation	$515	$115	$1,599	$294
Less: Total items affecting comparability of earnings between periods, after-tax	(68)	29	(55)	(118)
Adjusted Net Income Attributable to Hess Corporation	$583	$86	$1,654	$412
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Nine Months Ended September 30,
	2022	2021

	(In millions)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$2,692	$1,991
Changes in operating assets and liabilities	1,128	114
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$3,820	$2,105

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Adjusted net income attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 26 and 28. Management uses adjusted net income to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
These measures are not, and should not be viewed as, substitutes for U.S. GAAP net income and net cash provided by (used in) operating activities.
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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$3,122	$1,759	$8,390	$5,236
Gains on asset sales, net	—	29	—	29
Other, net	22	19	81	49
Total revenues and non-operating income	3,144	1,807	8,471	5,314
Costs and Expenses
Marketing, including purchased oil and gas	999	542	2,560	1,427
Operating costs and expenses	322	249	864	711
Production and severance taxes	72	42	200	123
Midstream tariffs	313	270	896	802
Exploration expenses, including dry holes and lease impairment	58	36	134	117
General and administrative expenses	54	42	158	140
Depreciation, depletion and amortization	425	308	1,062	1,007
Impairment and other	54	—	54	147
Total costs and expenses	2,297	1,489	5,928	4,474
Results of Operations Before Income Taxes	847	318	2,543	840
Provision for income taxes	275	140	788	379
Net Income Attributable to Hess Corporation	$572	$178	$1,755	$461
The changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Higher realized selling prices in the third quarter and first nine months of 2022, increased after-tax earnings by approximately $385 million and $1,490 million, respectively, compared to the corresponding periods in 2021.  Average selling prices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota (b)	$79.04	$59.65	$85.39	$52.27
Offshore	78.80	62.23	86.13	57.36
Total United States	79.00	60.14	85.56	53.46
Guyana	92.02	70.05	96.24	65.31
Malaysia and JDA	85.23	69.87	93.16	64.94
Other (c)	87.90	68.36	95.49	62.93
Worldwide	85.32	63.17	90.30	56.62
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota (b)	$89.80	$65.11	$95.33	$56.37
Offshore	89.47	67.88	95.96	61.91
Total United States	89.74	65.64	95.47	57.66
Guyana	98.91	73.12	103.94	67.72
Malaysia and JDA	85.23	69.87	93.16	64.94
Other (c)	94.96	71.43	104.67	65.91
Worldwide	93.95	67.88	99.14	60.33
Natural Gas Liquids – Per Barrel
United States
North Dakota	$35.41	$32.94	$38.51	$28.59
Offshore	36.30	32.00	37.86	24.08
Worldwide	35.44	32.88	38.48	28.23
Natural Gas – Per Mcf
United States
North Dakota	$6.67	$3.75	$5.97	$3.96
Offshore	8.12	3.76	6.71	2.91
Total United States	6.94	3.75	6.13	3.62
Malaysia and JDA	5.07	5.45	5.72	5.22
Other (c)	7.03	3.62	5.65	3.05
Worldwide	5.85	4.71	5.86	4.54
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the third quarter of 2022 would be $88.87 (Q3 2021: $66.79) per barrel for crude oil (including hedging), $97.50 (Q3 2021: $71.50) per barrel for crude oil (excluding hedging), $35.97 (Q3 2021: $33.05) per barrel for NGLs and $5.98 (Q3 2021: $4.81) per mcf for natural gas. Excluding these fees worldwide selling prices for the first nine months of 2022 would be $94.12 (2021: $61.18) per barrel for crude oil (including hedging), $102.96 (2021: $64.89) per barrel for crude oil (excluding hedging), $38.88 (2021: $28.44) per barrel for NGLs and $5.98 (2021: $4.65) per mcf for natural gas.
(b)Excluding the two very large crude carrier (VLCC) cargo sales totaling 4.2 million barrels in the first quarter of 2021, the North Dakota crude oil price for the first nine months of 2021 excluding hedging was $59.99 per barrel and $55.29 per barrel including hedging.
(c)Other includes Libya and our former interests in Denmark, which were sold in the third quarter of 2021.
Crude oil hedging activities were a net loss of $165 million and $420 million before and after income taxes in the third quarter and first nine months of 2022, respectively, and a net loss of $64 million and $179 million before and after income taxes in the third quarter and first nine months of 2021, respectively. For the remainder of 2022, we have hedged 90,000 bopd with WTI put options with an average monthly floor price of $60 per barrel, and 60,000 bopd with Brent put options with an average monthly floor price of $65 per barrel. We expect noncash premium amortization, which will be reflected in realized selling prices, to reduce our fourth quarter results by approximately $165 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	79	78	75	80
Offshore	21	20	20	30
Total United States	100	98	95	110
Guyana	98	32	65	30
Malaysia and JDA	4	3	4	4
Other (a)	15	20	17	22
Total	217	153	181	166
Natural Gas Liquids – Barrels
United States
North Dakota	58	44	51	48
Offshore	2	3	2	4
Total United States	60	47	53	52
Natural Gas – Mcf
United States
North Dakota	176	158	160	159
Offshore	41	52	42	77
Total United States	217	210	202	236
Malaysia and JDA	320	284	355	339
Other (a)	10	9	11	9
Total	547	503	568	584
Barrels of Oil Equivalent (b)	368	284	329	315

Crude oil and natural gas liquids as a share of total production	75%	70%	71%	69%
(a)Other includes Libya and our former interests in Denmark, which were sold in the third quarter of 2021. Net production from Libya was 17,000 boepd and 19,000 boepd in the third quarter and first nine months of 2022, respectively, compared with 19,000 boepd for both the third quarter and first nine months of 2021. Net production from Denmark was 3,000 boepd and 4,000 boepd in the third quarter and first nine months of 2021, respectively.
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
We forecast net production, excluding Libya, to be approximately 370,000 boepd for the fourth quarter, and approximately 325,000 boepd for the full year 2022.
United States:  North Dakota net production was higher in the third quarter of 2022, compared to the corresponding period in 2021, primarily due to higher drilling and completion activity and a curtailment of production in the third quarter of 2021 resulting from a planned maintenance turnaround at the Tioga Gas Plant.  Total offshore net production was lower in the first nine months of 2022, compared to the corresponding period in 2021, primarily due to field decline and unplanned downtime at the Penn State and Llano fields.
International:  Net production in Guyana was higher in the third quarter and first nine months of 2022, compared to the corresponding periods in 2021, due to production ramp up from the Liza Unity FPSO, which commenced production in February 2022 and reached its nameplate production capacity of approximately 220,000 gross bopd in July 2022, and due to Liza Destiny FPSO production optimization work completed in the second quarter of 2022. Net production from Guyana included 7,000 bopd and 2,000 bopd of tax barrels in the third quarter and first nine months of 2022, respectively. There were no tax barrels in the third quarter and first nine months of 2021 (See Note 7 - Revenue in the Notes to Consolidated Financial Statements).

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Higher sales volumes in the third quarter of 2022 increased after-tax earnings by approximately $355 million compared to the corresponding period in 2021. Worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Crude oil – barrels (a)	19,118	13,627	47,461	48,315
Natural gas liquids – barrels	5,299	4,338	14,018	14,282
Natural gas – mcf	50,343	46,317	155,052	159,387
Barrels of Oil Equivalent (b)	32,807	25,685	87,321	89,162
Crude oil – barrels per day	208	148	174	177
Natural gas liquids – barrels per day	58	47	51	52
Natural gas – mcf per day	547	503	568	584
Barrels of Oil Equivalent Per Day (b)	357	279	320	326
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the United States, and transportation and other distribution costs for U.S. marketing activities.  Marketing expense was higher in the third quarter and first nine months of 2022, compared with the corresponding periods in 2021, primarily due to higher third party crude oil volumes purchased and higher prices paid for purchased volumes. First quarter 2021 marketing expense included $173 million related to the cost of 4.2 million barrels of crude oil produced and stored on two VLCCs in 2020 that were sold in the first quarter of 2021.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in the third quarter and first nine months of 2022 compared with the corresponding periods in 2021, primarily due to the production ramp up in Guyana from the Liza Unity FPSO, which commenced production in February 2022, higher production and severance taxes associated with higher crude oil prices, and increased workover activity in the Gulf of Mexico. On a per-unit basis, cash operating costs in the third quarter and first nine months of 2022 reflect the higher costs partially offset by the impact of the higher production volumes, compared with the corresponding periods in 2021.
Midstream Tariffs Expense:  Tariffs expense increased in the third quarter of 2022, compared with the corresponding period in 2021, primarily due to higher throughput volumes.  Tariffs expense increased in the first nine months of 2022, compared with the corresponding period in 2021, primarily due to higher throughput volumes and minimum volume commitments. We estimate Midstream tariffs expense to be approximately $310 million in the fourth quarter of 2022, and approximately $1,205 million for the full year 2022.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense and rates were higher in the third quarter and first nine months of 2022, compared with the corresponding periods in 2021, primarily due to higher production from Guyana.
Unit Costs:  Unit cost per boe information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range (a)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended December 31,			Twelve Months Ended December 31,
	2022	2021	2022	2021	2022			2022
Cash operating costs (b)	$13.19	$12.76	$13.60	$11.34	$13.00	—	$13.50	$13.50	—	$14.00
DD&A (c)	12.56	11.77	11.83	11.72	13.00	—	13.50	12.50	—	13.00
Total Production Unit Costs	$25.75	$24.53	$25.43	$23.06	$26.00	—	$27.00	$26.00	—	$27.00
(a)Forecast information excludes any contribution from Libya.
(b)Cash operating costs per boe, excluding Libya, were $13.64 and $14.20 in the third quarter and first nine months of 2022, respectively, compared with $13.45 and $11.86 in the third quarter and first nine months of 2021, respectively.
(c)DD&A per boe, excluding Libya, was $13.03 and $12.37 in the third quarter and first nine months of 2022, respectively, compared with $12.38 and $12.29 in the third quarter and first nine months of 2021, respectively.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Exploratory dry hole costs (a)	$19	$2	$19	$11
Exploration lease impairment	4	5	14	15
Geological and geophysical expense and exploration overhead	35	29	101	91
Total Exploration Expense	$58	$36	$134	$117
(a)The exploratory dry hole costs in the third quarter and first nine months of 2022 relate primarily to the Banjo-1 exploration well at the Stabroek Block, offshore Guyana. The exploratory dry hole costs in the first nine months of 2021 primarily relate to the Koebi-1 exploration well, offshore Guyana.
Exploration expenses, excluding dry hole expense, are estimated to be approximately $40 million in the fourth quarter of 2022, and approximately $155 million for the full year 2022.
Income Taxes:
E&P income tax expense was $275 million and $788 million in the third quarter and first nine months of 2022, respectively, compared with $140 million and $379 million in the third quarter and first nine months of 2021, respectively. The increase in income tax expense, compared with the corresponding periods in 2021, was primarily due to higher pre-tax income in Libya and Guyana. Income tax expense from Libya operations was $104 million and $435 million in the third quarter and first nine months of 2022, respectively, compared with $103 million and $279 million in the third quarter and first nine months of 2021, respectively. We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream), and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with the requirements of U.S. accounting standards. Excluding items affecting comparability of earnings between periods and Libyan operations, E&P income tax expense is expected to be approximately $210 million for the fourth quarter of 2022 and approximately $560 million for the full year 2022.
On August 16, 2022 the United States enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes a 15% book-income alternative minimum tax on corporations with average adjusted financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. The alternative minimum tax is designed to be a temporary acceleration of cash tax as amounts paid under such regime are creditable against the regular U.S. corporate income tax liability in following tax years. The Department of the Treasury is expected to publish regulations relevant to many aspects of the minimum tax on corporations, including the calculation of adjusted financial statement income. We are currently awaiting such guidance and continue to evaluate the effect of the new law to our future cash flows and financial results.
Items Affecting Comparability of Earnings Between Periods:
In the third quarter of 2022, we recorded impairment charges of $28 million ($28 million after income taxes) that resulted from updates to our estimated abandonment liabilities for non-producing properties in the Gulf of Mexico and $26 million ($26 million after income taxes) related to the Penn State Field in the Gulf of Mexico. See Note 8, Impairment and Other in the Notes to Consolidated Financial Statements.
In the second quarter of 2021, we recorded a charge of $147 million ($147 million after income taxes) in connection with estimated abandonment obligations in the West Delta Field in the Gulf of Mexico. These abandonment obligations were assigned to us as a former owner after they were discharged from Fieldwood as part of Fieldwood's approved bankruptcy plan. See Note 8, Impairment and Other in the Notes to Consolidated Financial Statements.
In the third quarter of 2021, we recognized a pre-tax gain of $29 million ($29 million after income taxes) associated with the sale of our interests in Denmark.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$335	$304	$961	$887
Other, net	3	3	4	9
Total revenues and non-operating income	338	307	965	896
Costs and Expenses
Operating costs and expenses	81	98	215	222
General and administrative expenses	5	6	16	17
Interest expense	40	28	109	74
Depreciation, depletion and amortization	46	41	135	122
Total costs and expenses	172	173	475	435
Results of Operations Before Income Taxes	166	134	490	461
Provision for income taxes	7	3	19	9
Net Income	159	131	471	452
Less: Net income attributable to noncontrolling interests	91	70	266	240
Net Income Attributable to Hess Corporation	$68	$61	$205	$212
Sales and other operating revenues for the third quarter of 2022 increased, compared to the corresponding period in 2021, primarily due to higher throughput volumes. Sales and other operating revenues in the first nine months of 2022 increased, compared to the corresponding period in 2021, primarily due to higher throughput volumes and minimum volume commitments.
Operating costs and expenses for the third quarter and first nine months of 2022 decreased, compared to the corresponding periods in 2021, primarily due to a planned maintenance turnaround at the Tioga Gas Plant, which was performed in the third quarter of 2021. DD&A expense for the third quarter and first nine months of 2022 increased, compared to the corresponding periods in 2021, primarily due to additional assets placed in service. Interest expense for the third quarter and first nine months of 2022 increased, compared to the corresponding periods in 2021, primarily due to the $400 million of 5.500% fixed-rate senior unsecured notes issued in April 2022 and the $750 million of 4.250% fixed-rate senior unsecured notes issued in August 2021.
Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be approximately $65 million in the fourth quarter of 2022, and approximately $270 million for the full year 2022.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Corporate and other expenses	$26	$27	$100	$93
Interest expense	88	97	266	286
Less: Capitalized interest	(3)	—	(6)	—
Interest expense, net	85	97	260	286
Corporate, Interest and Other expenses before income taxes	111	124	360	379
Provision for income taxes	—	—	—	—
Net Corporate, Interest and Other expenses after income taxes	111	124	360	379
Items affecting comparability of earnings between periods, after-tax	14	—	1	—
Total Corporate, Interest and Other Expenses after income taxes	$125	$124	$361	$379
Corporate and other expenses were higher in the first nine months of 2022, compared to the corresponding period in 2021, primarily due to higher legal and professional fees.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Interest expense, net was lower in the third quarter and first nine months of 2022, compared to the corresponding periods in 2021, due to the repayment of the Corporation's $1.0 billion term loan and capitalized interest that commenced upon sanctioning of the Yellowtail development in Guyana in April 2022.
Fourth quarter 2022 corporate expenses are expected to be approximately $35 million and approximately $135 million for the full year 2022. Interest expense, net is expected to be approximately $85 million for the fourth quarter and approximately $345 million for the full year 2022.
Items Affecting Comparability of Earnings Between Periods:
In the third quarter of 2022, results included a charge of $14 million ($14 million after income taxes) for legal costs related to our former downstream business.
In the first quarter of 2022, results included a pre-tax gain of $22 million ($22 million after income taxes) associated with the sale of property and a charge of $9 million ($9 million after income taxes) for litigation related to our former downstream business.
Other Items Potentially Affecting Future Results
Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, NGLs and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, crude oil storage capacity, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	September 30, 2022	December 31, 2021

	(In millions, except ratio)
Cash and cash equivalents (a)	$2,384	$2,713
Current portion of long-term debt	—	517
Total debt (b)	8,303	8,458
Total equity	8,194	7,026
Debt to capitalization ratio for debt covenants (c)	36.8%	42.3%
(a)Includes $3 million of cash attributable to our Midstream segment at September 30, 2022 (December 31, 2021: $2 million) of which $3 million is held by Hess Midstream LP at September 30, 2022 (December 31, 2021: $2 million).
(b)At September 30, 2022, includes $2,909 million of debt outstanding from our Midstream segment (December 31, 2021: $2,564 million) that is non-recourse to Hess Corporation.
(c)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation's revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2022	2021

	(In millions)
Net cash provided by (used in):
Operating activities	$2,692	$1,991
Investing activities	(1,908)	(815)
Financing activities	(1,113)	(496)
Net Increase (Decrease) in Cash and Cash Equivalents	$(329)	$680

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Operating activities:  Net cash provided by operating activities was $2,692 million in the first nine months of 2022, compared with $1,991 million in the first nine months of 2021. Net cash provided by operating activities before changes in operating assets and liabilities was $3,820 million in the first nine months of 2022, compared with $2,105 million in the first nine months of 2021 primarily due to higher realized selling prices. During the first nine months of 2022, changes in operating assets and liabilities reduced net cash provided by operating activities by $1,128 million (2021: $114 million) reflecting payments made for previously accrued Libyan income tax and royalties of approximately $470 million for the period December 2020 through November 2021, premiums paid of $325 million to remove the ceiling price on outstanding WTI and Brent crude oil price collars effective April 1, 2022, and an increase in accounts receivable due to higher crude oil prices.
Investing activities:  Additions to property, plant and equipment of $1,932 million in the first nine months of 2022 were up $694 million compared with the corresponding period in 2021.  The increase is primarily due to higher drilling and development activities in Guyana, the Bakken, Malaysia and JDA, and the Gulf of Mexico. Proceeds from asset sales in the first nine months of 2022 were $28 million and $427 million in the first nine months of 2021.
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Nine Months Ended September 30,
	2022	2021

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(1,802)	$(1,145)
Increase (decrease) in related liabilities	47	27
Additions to property, plant and equipment - E&P	$(1,755)	$(1,118)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(169)	$(129)
Increase (decrease) in related liabilities	(8)	9
Additions to property, plant and equipment - Midstream	$(177)	$(120)
Financing activities:
In the first nine months of 2022, we repurchased $340 million of our common stock and paid common stock dividends of $350 million (2021: $234 million). In July 2021, we repaid $500 million of our $1 billion term loan, and in February 2022, we repaid the remaining $500 million.
In the first nine months of 2022, we received net proceeds of $146 million from the public offering of approximately 5.1 million Hess-owned Class A shares in Hess Midstream LP, and in the first nine months of 2021, we received net proceeds of $70 million from the public offering of approximately 3.5 million Hess-owned Class A shares in Hess Midstream LP. Borrowings resulted from the issuance in 2022 by HESM Opco of $400 million of 5.500% fixed-rate senior unsecured notes due 2030, and the issuance in 2021 by HESM Opco of $750 million of 4.250% fixed-rate senior unsecured notes due 2030. Net cash outflows to noncontrolling interests were $430 million in the first nine months of 2022 (2021: $589 million).
Future Capital Requirements and Resources
At September 30, 2022, we had $2.38 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.73 billion. In the first nine months of 2022, we repurchased $340 million of our common stock. We intend to acquire the remaining Board authorized amount of $310 million in the fourth quarter of 2022. In March 2022, we announced a 50% increase in our dividend on common stock. As we become increasingly free cash flow positive, we plan to return up to 75% of our annual adjusted free cash flow to shareholders through further dividend increases and/or common stock repurchases.
We are currently developing our 2023 budget and plan, which remains subject to board and management approval. In 2023, we expect increased development activity in Guyana and plan to have a four rig drilling program in the Bakken for the full year and the potential for three exploration wells in the Gulf of Mexico. As a result, we expect to increase our 2023 capital and exploratory budget by approximately $1 billion compared with forecasted capital and exploratory expenditures in 2022 of $2.7 billion. In 2023, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at September 30, 2022 will be sufficient to fund our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at September 30, 2022:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	July 2027	$3,250	$—	$—	$—	$3,250
Committed lines	Various (a)	100	—	2	2	98
Uncommitted lines	Various (a)	119	—	119	119	—
Total - Hess Corporation		$3,469	$—	$121	$121	$3,348
Midstream
Revolving credit facility (b)	July 2027	$1,000	$43	$—	$43	$957
Total - Midstream		$1,000	$43	$—	$43	$957
(a)Committed and uncommitted lines have expiration dates through 2022.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
In July 2022, we replaced our $3.5 billion revolving credit facility expiring in May 2024 with a new $3.25 billion revolving credit facility maturing in July 2027. The new facility, which is fully undrawn, can be used for borrowings and letters of credit. Borrowings on the new facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation's senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). As of September 30, 2022, Hess Corporation was in compliance with these financial covenants.
All three major credit rating agencies that rate our debt have assigned an investment grade credit rating. In June 2022, Moody’s Investors Service upgraded the senior unsecured ratings of Hess Corporation from Ba1 to Baa3 with a stable outlook. In March 2022, Standard and Poor’s Ratings Services affirmed our credit rating at BBB- with stable outlook. Fitch Ratings affirmed our BBB- credit rating with a positive outlook in August 2022.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
In July 2022, HESM Opco, a consolidated subsidiary of Hess Midstream LP, amended and restated its credit agreement for its $1.4 billion senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. The amended and restated credit agreement, among other things, extended the maturity date from December 2024 to July 2027, increased the accordion feature to up to an additional $750 million, which does not represent a lending commitment from the lenders, and replaced the London Interbank Offered Rate (LIBOR) as the benchmark interest rate with SOFR. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities).  If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At September 30, 2022, borrowings of $43 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $400 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.

PART I - FINANCIAL INFORMATION (CONT'D.)
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 13, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $153 million at September 30, 2022 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies.  A 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss, respectively, of approximately $15 million at September 30, 2022.
At September 30, 2022, consolidated long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,303 million and a fair value of $7,841 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $485 million or $545 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
At September 30, 2022, we have WTI put options with an average monthly floor price of $60 per barrel for 90,000 bopd, and Brent put options with an average monthly floor price of $65 per barrel for 60,000 bopd. As of September 30, 2022, an assumed 10% increase in the forward WTI and Brent crude oil prices used in determining the fair value of our put options would reduce the fair value of these derivative instruments by approximately $5 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $10 million.

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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2022.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.      Legal Proceedings.
Information regarding legal proceedings is contained in Note 11, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 2.      Share Repurchase Activities.
Our common stock repurchase activities for the three months ended September 30, 2022, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c) (In millions)
July	576,892	$103.59	576,892	$400
August	413,956	110.51	413,956	354
September	382,238	116.50	382,238	310
Total	1,373,086	$109.27	1,373,086
(a)Repurchased in open-market transactions. The average price paid per share is inclusive of transaction fees.
(b)Since initiation of the buyback program in August 2013, total shares repurchased through September 30, 2022 amounted to 95 million at a total cost of $7.19 billion including transaction fees.
(c)In March 2013, we announced that our Board approved a stock repurchase program that authorized the purchase of common stock up to a value of $4.0 billion.  In May 2014, the share repurchase program was increased to $6.5 billion and in March 2018, it was increased further to $7.5 billion.

PART II – OTHER INFORMATION (CONT'D)
Item 6.   Exhibits.

Exhibits
4(1)
Credit Agreement, dated as of July 14, 2022, among Hess Corporation, the subsidiary party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent incorporated by reference to Exhibit 10(1) of Form 8-K of the Registrant, filed on July 15, 2022.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: November 3, 2022