Form 10-K
period 2022-12-31
HESS CORP
filed 2023-02-24
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $29,523,000,000, computed using the outstanding Common Stock and closing market price on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter.
At January 31, 2023, there were 306,180,424 shares of Common Stock outstanding.
Part III is incorporated by reference from the Proxy Statement for the 2023 annual meeting of stockholders.

HESS CORPORATION
Form 10-K

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; estimates of our crude oil and natural gas reserves and levels of production; benchmark prices of crude oil, natural gas liquids and natural gas and our associated realized price differentials; our projected budget and capital and exploratory expenditures; expected timing and completion of our development projects; information about sustainability goals and targets and planned social, safety and environmental policies, programs and initiatives; and future economic and market conditions in the oil and gas industry.
Forward-looking statements are based on our current understanding, assessments, estimates and projections of relevant factors and reasonable assumptions about the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations of future results expressed or implied by these forward-looking statements. The following important factors could cause actual results to differ materially from those in our forward-looking statements:
•fluctuations in market prices of crude oil, natural gas liquids and natural gas and competition in the oil and gas exploration and production industry;
•reduced demand for our products, including due to perceptions regarding the oil and gas industry, competing or alternative energy products and political conditions and events;
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
•disruption or interruption of our operations due to catastrophic and other events, such as accidents, severe weather, geological events, shortages of skilled labor, cyber-attacks, public health measures, or climate change;
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
•any limitations on our access to capital or increase in our cost of capital, including as a result of limitations on investment in oil and gas activities, rising interest rates or negative outcomes within commodity and financial markets;
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
API – American Petroleum Institute.
ART Registry – Architecture for REDD+ Transactions Registry.
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
GAAP – Generally accepted accounting principles in the United States.
GHG – Greenhouse gas.
Gross acres – Acreage in which a working interest is held by the Corporation.
Gross well – A well in which a working interest is held by the Corporation.
ICE – Integrity critical equipment.
IEA – International Energy Agency.
JOA – Joint operating agreement.
LIBOR – The London Interbank Offered Rate.
LTIP – Long Term Incentive Plans.
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
PSU – Performance Share Units.
REDD+ – Reducing Emissions from Deforestation and Forest Degradation.
ROD – Record of Decision.
ROU – Right-of-use
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
WWC – Wild Well Control.

PART I
Items 1 and 2.  Business and Properties
Hess Corporation, incorporated in the State of Delaware in 1920, is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the block. We currently plan to have six FPSOs with an aggregate expected production capacity of more than 1.2 million gross bopd on the Stabroek Block in 2027, and the potential for up to ten FPSOs to develop the current discovered recoverable resource base.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 41% consolidated ownership interest in Hess Midstream LP at December 31, 2022, provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota. See Midstream on page 11.
Exploration and Production
Proved Reserves
Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, and exclude escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2022 were $94.13 per barrel for West Texas Intermediate (WTI) (2021: $66.34) and $97.98 per barrel for Brent (2021: $68.92).  Our total proved developed and undeveloped reserves at December 31 were as follows:

	Crude Oil & Condensate		Natural Gas Liquids		Natural Gas		Total
	2022	2021	2022	2021	2022	2021	2022	2021

	(Millions of bbls)		(Millions of bbls)		(Millions of mcf)		(Millions of boe)
Developed
United States	277	283	156	138	648	568	541	516
Guyana (a)	116	65	—	—	37	17	122	68
Malaysia and JDA	3	3	—	—	304	394	54	69
Other (b)	—	100	—	—	—	98	—	116
	396	451	156	138	989	1,077	717	769
Undeveloped
United States	206	215	89	95	356	367	354	371
Guyana (a)	164	140	—	—	54	31	173	145
Malaysia and JDA	—	2	—	—	71	131	12	24
	370	357	89	95	481	529	539	540
Total
United States	483	498	245	233	1,004	935	895	887
Guyana (a)	280	205	—	—	91	48	295	213
Malaysia and JDA	3	5	—	—	375	525	66	93
Other (b)	—	100	—	—	—	98	—	116
	766	808	245	233	1,470	1,606	1,256	1,309
(a)Guyana natural gas reserves will be consumed for fuel.
(b)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022.
Proved undeveloped reserves were 43% of our total proved reserves at December 31, 2022 on a boe basis (2021: 41%).  Proved reserves held under production sharing contracts totaled 37% of our crude oil reserves and 32% of our natural gas reserves at December 31, 2022 (2021: 26% and 36%, respectively).
For additional information regarding our proved oil and gas reserves, see the Supplementary Oil and Gas Data to the Consolidated Financial Statements presented on pages 87 through 96.

Production
Worldwide crude oil, NGL, and natural gas net production was as follows:

	2022	2021	2020

Crude oil – Thousands of barrels
United States
North Dakota	27,238	29,176	39,047
Offshore (a)	7,995	10,451	13,961
Total United States	35,233	39,627	53,008
Guyana	28,526	10,920	7,457
Malaysia and JDA	1,393	1,264	1,287
Other (b)	5,524	7,791	3,358
Total	70,676	59,602	65,110

Natural gas liquids – Thousands of barrels
United States
North Dakota	19,488	17,889	20,514
Offshore (a)	681	1,517	1,878
Total United States	20,169	19,406	22,392

Natural gas – Thousands of mcf
United States
North Dakota	56,903	59,013	65,786
Offshore (a)	16,024	26,276	27,985
Total United States	72,927	85,289	93,771
Malaysia and JDA	131,509	126,743	106,618
Other (b)	3,565	3,557	2,540
Total	208,001	215,589	202,929

Total Barrels of Oil Equivalent (in millions) (a) (b)	125.5	114.9	121.3
(a)In November 2020, we sold our working interest in the Shenzi Field in the deepwater Gulf of Mexico. Shenzi net production was 3.3 million boe in 2020.
(b)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021). Net production from Libya was 6.1 million boe for 2022 (2021: 7.2 million boe; 2020: 1.6 million boe). Net production from Denmark was 1.2 million boe for 2021 (2020: 2.2 million boe).
E&P Operations
At December 31, 2022, our significant E&P assets included the following:
United States
Our production in the U.S. was from the Bakken shale play in the Williston Basin of North Dakota (Bakken) and from offshore properties in the Gulf of Mexico.
North Dakota:
Bakken:  At December 31, 2022, we held approximately 466,000 net acres in the Bakken.  Net production averaged 154,000 boepd in 2022.  We drilled 78 wells and brought 69 wells on production in 2022, bringing the total operated production wells to 1,664 at December 31, 2022. Prior to COVID-19, we were operating six rigs in the Bakken, but reduced the rig count to one in May 2020 in response to the sharp decline in crude oil prices. We added a second operated rig in the Bakken in February 2021, a third operated rig in September 2021, and a fourth operated rig in July 2022.  During 2023, we plan to operate four rigs, drill approximately 110 wells and bring approximately 110 wells on production.
Offshore:
Gulf of Mexico:  At December 31, 2022, we held approximately 44,000 net developed acres, with our production operations principally at the Baldpate (Hess 50%), Conger (Hess 38%), Llano (Hess 50%), Penn State (Hess 50%), Stampede (Hess 25%) and Tubular Bells (Hess 57%) Fields.  At December 31, 2022, we held approximately 249,000 net undeveloped acres, of which leases covering approximately 172,000 acres are due to expire in the next three years. In 2022, we completed drilling operations on the Huron-1 exploration well located on Green Canyon Block 69 (Hess 40%), where oil bearing reservoirs were encountered. Well results are being evaluated and an appraisal sidetrack is planned. In 2023, we plan to participate in four wells which include two exploration wells, and two wells that will be tie-backs to the Stampede Field and Llano Field production platforms.

Guyana
Stabroek Block:  The Stabroek Block (Hess 30%), offshore Guyana, covers approximately 6.6 million acres.  The operator, Esso Exploration and Production Guyana Limited, has made more than 30 discoveries since 2015, with the discovered resources to date on the block expected to underpin the potential for up to ten FPSOs. The first six FPSOs are expected to have an aggregate expected production capacity of more than 1.2 million gross bopd in 2027.
The Liza Phase 1 development began producing oil in December 2019 utilizing the Liza Destiny FPSO and in June 2022 reached its expanded production capacity of more than 140,000 gross bopd from approximately 120,000 gross bopd following the completion of production optimization work. The Liza Phase 2 development, which began producing oil in February 2022 from the Liza Unity FPSO, reached its expected production capacity of 220,000 gross bopd in July 2022.
The third development, Payara, was sanctioned in 2020 and will utilize the Prosperity FPSO, which will have an expected production capacity of approximately 220,000 gross bopd, with first production expected by the end of 2023. Ten drill centers with a total of 41 wells are planned, including 20 production wells and 21 injection wells.
A fourth development, Yellowtail, was sanctioned in April 2022 and will utilize the ONE GUYANA FPSO with an expected production capacity of approximately 250,000 gross bopd, with first production expected in 2025. Six drill centers are planned with up to 26 production wells and 25 injection wells.
A fifth development, Uaru, was submitted to the Government of Guyana for approval in the fourth quarter of 2022. Pending government approvals and project sanctioning, the project is expected to have a production capacity of approximately 250,000 gross bopd, with first oil anticipated at the end of 2026.
In 2022, the operator drilled a total of ten successful exploration and appraisal wells that encountered hydrocarbons and one unsuccessful exploration well, Banjo-1, for which the well costs were expensed. Subsequent to December 31, 2022, the operator completed one successful exploration well that encountered hydrocarbons, and one unsuccessful exploration well, Fish/Tarpon-1, for which well costs incurred through December 31, 2022 were expensed. See Note 20, Subsequent Events in the Notes to Consolidated Financial Statements.
In 2023, the operator plans to utilize six drillships to drill approximately ten exploration and appraisal wells in addition to development wells for the sanctioned developments.
Kaieteur Block: We hold a 20% participating interest in the Kaieteur Block, which is adjacent to the Stabroek Block. Seismic evaluation and planning for the next exploration well are ongoing.
Malaysia and JDA
Malaysia/Thailand Joint Development Area (JDA):  Production comes from the Carigali Hess operated Block A-18 in the Malaysia/Thailand joint development area in the Gulf of Thailand (Hess 50%).  In 2023, the operator plans to drill approximately eight development wells.
Malaysia:  Our production in Malaysia comes from our interest in Block PM302 (Hess 50%) located in the North Malay Basin (NMB), offshore Peninsular Malaysia and Block PM301 (Hess 50%), which is adjacent to and is unitized with Block A‑18 of the JDA. In 2023, we plan to continue development activities at NMB, including drilling approximately ten wells.
Other
Suriname:  We hold a 33% non-operated participating interest in Block 42, offshore Suriname.  In 2022, the operator, a subsidiary of Royal Dutch Shell plc, drilled the Zanderij-1 exploration well. The well encountered oil pay and demonstrated a working petroleum system. Well results continue to be evaluated. The operator plans to drill one exploration well in 2024.  We also hold a 33% non-operated participating interest in Block 59, offshore Suriname, where the operator, ExxonMobil Exploration and Production Suriname B.V., is processing recently acquired 3D seismic data.
Canada:  We hold a 25% non-operated participating interest in two exploration licenses offshore Newfoundland.  In 2023, the operator, BP Canada, plans to drill one exploration well.
Sales Commitments
We have certain long-term contracts with fixed minimum sales volume commitments for natural gas and NGL production.  At the JDA in the Gulf of Thailand, we have annual minimum net sales commitments of approximately 70 billion cubic feet of natural gas per year through 2025 and approximately 30 billion cubic feet per year in 2026 and 2027.  At the North Malay Basin development project offshore Peninsular Malaysia, we have annual net sales commitments of approximately 55 billion cubic feet of natural gas per year through 2024.  The estimated total volume of natural gas subject to these sales commitments is approximately 395 billion cubic feet.  We also have multiple minimum delivery commitments in the Bakken for natural gas and NGL with various end dates through 2032, with total commitments of approximately 125 million boe over the remaining life of the contracts.
We have not experienced any significant constraints in satisfying the committed quantities required by our sales commitments, and we anticipate being able to meet future requirements from available proved and probable reserves, as well as projected third-party supply in the case of NGL.
Selling Prices and Production Costs
The following table presents our average selling prices and average production costs:

	2022	2021	2020
Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$81.06	$55.57	$42.63
Offshore	81.38	60.09	45.92
Total United States	81.14	56.64	43.56
Guyana	89.86	68.57	46.41
Malaysia and JDA	89.77	71.00	37.91
Other (b)	93.67	66.39	51.37
Worldwide	85.76	60.08	44.28

Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$91.26	$59.90	$33.87
Offshore	91.51	64.77	36.55
Total United States	91.32	61.05	34.63
Guyana	96.52	71.07	37.40
Malaysia and JDA	89.77	71.00	37.91
Other (b)	101.92	69.25	43.42
Worldwide	94.15	63.90	35.52

Natural Gas Liquids – Per Barrel
United States
North Dakota	$35.09	$30.74	$11.29
Offshore	35.24	26.40	8.94
Worldwide	35.09	30.40	11.10

Natural Gas – Per Mcf
United States
North Dakota	$5.50	$4.08	$1.27
Offshore	6.21	3.25	1.23
Total United States	5.66	3.82	1.26
Malaysia and JDA	5.62	5.15	4.47
Other (b)	5.93	3.40	3.41
Worldwide	5.64	4.60	2.98

Average production (lifting) costs per barrel of oil equivalent produced (c)
United States
North Dakota (d)	$29.02	$25.87	$17.67
Offshore	22.19	12.88	11.27
Total United States	28.16	23.27	16.59
Guyana (e)	11.23	17.93	18.25
Malaysia and JDA	6.12	4.72	5.77
Other (b)	2.78	6.34	22.78
Worldwide	18.97	17.91	15.19
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.
(b)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021).
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
(d)Includes Midstream tariff expense of $21.21 per boe in 2022 (2021: $19.23 per boe; 2020: $13.42 per boe).
(e)Includes pre-development costs from the operator for future phases of development and Hess internal costs totaling $2.76 per boe in 2022 (2021: $5.76 per boe; 2020: $5.11 per boe).

Gross and Net Undeveloped Acreage
At December 31, 2022, gross and net undeveloped acreage amounted to:

	Undeveloped Acreage (a)

	Gross	Net

	(In thousands)
United States	388	250
Guyana	9,873	2,628
Malaysia and JDA	197	98
Canada	1,304	326
Suriname	4,363	1,454
Total (b)	16,125	4,756
(a)Includes acreage held under production sharing contracts.
(b)At December 31, 2022, 63% of our net undeveloped acreage, primarily in Suriname, Guyana, and Canada, is scheduled to expire during the next three years pending results of exploration activities.
Gross and Net Developed Acreage, and Productive Wells
At December 31, 2022 gross and net developed acreage and productive wells amounted to:

	Developed Acreage Applicable to Productive Wells		Productive Wells (a)
			Oil		Gas
	Gross	Net	Gross	Net	Gross	Net

	(In thousands)
United States	794	511	3.071	1,418	8	3
Guyana	95	29	19	6	—	—
Malaysia and JDA	491	245	—	—	124	60
Total	1,380	785	3,090	1,424	132	63
(a)Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 33 gross wells and 29 net wells.
Exploratory and Development Wells
Net exploratory and net development wells completed during the years ended December 31 were:

	Net Exploratory Wells			Net Development Wells
	2022	2021	2020	2022	2021	2020
Productive wells
United States	—	—	—	70	48	98
Guyana	3	3	1	2	3	—
Malaysia and JDA	1	—	—	6	2	3
Libya	—	—	—	—	1	—
	4	3	1	78	54	101
Dry holes
United States	—	—	1	—	—	—
Guyana (a)	—	—	—	—	—	—
Denmark	—	—	—	—	—	—
	—	—	1	—	—	—
Total	4	3	2	78	54	101
(a)Includes the Banjo-1 well in 2022 and the Koebi-1 well in 2021 at the Stabroek Block, and the Tanager-1 well in 2020 at the Kaieteur Block.

Number of Wells in the Process of Being Drilled
At December 31, 2022, the number of wells in the process of drilling amounted to:

	Gross Wells	Net Wells
United States	63	18
Guyana (a)	18	5
Malaysia and JDA	2	1
Total	83	24
(a)Includes 9 gross (and 3 net) water injection and gas injection wells in process at December 31, 2022.
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
On December 16, 2019, Hess Midstream Partners acquired HIP, including HIP’s 80% interest in Hess Midstream Partners’ oil and gas midstream assets, HIP’s water services business and the outstanding economic general partner interest and incentive distribution rights in Hess Midstream Partners.  In addition, Hess Midstream Partners’ organizational structure converted from a master limited partnership into an “Up-C” structure in which Hess Midstream Partners’ public unitholders received newly issued Class A shares in a new public entity named Hess Midstream LP (Hess Midstream), which is taxed as a corporation for U.S. federal and state income tax purposes.  Hess Midstream Partners changed its name to “Hess Midstream Operations LP” (HESM Opco) and became a consolidated subsidiary of Hess Midstream, the new publicly listed entity.  As consideration for the acquisition, Hess received a cash payment of $301 million and approximately 115 million newly issued HESM Opco Class B units.  After giving effect to the acquisition and related transactions, public shareholders of Class A shares in Hess Midstream owned 6% of the consolidated entity on an as-exchanged basis and Hess and GIP each owned 47% of the consolidated entity on an as-exchanged basis, primarily through the sponsors’ ownership of Class B units in HESM Opco that are exchangeable into Class A shares of Hess Midstream on a one-for-one basis.
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
In April 2022, Hess Midstream completed an underwritten public equity offering of approximately 10.2 million Class A shares held by Hess and GIP. The Class A shares of Hess Midstream were obtained by Hess and GIP through the exchange of approximately 10.2 million of their Class B units of HESM Opco. Concurrent with the April 2022 public offering, HESM Opco repurchased approximately 13.6 million HESM Opco Class B units held by Hess and GIP for $400 million. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase.
After giving effect to the above transactions, public shareholders of Class A shares of Hess Midstream own approximately 18%, and Hess and GIP each own approximately 41%, of the consolidated entity on an as-exchanged basis at December 31, 2022.
At December 31, 2022, Midstream assets included the following:
•Natural Gas Gathering and Compression: A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third-party owned or operated wells to the Tioga Gas

Plant, Little Missouri 4 Gas Plant, and third-party pipeline facilities.  This gathering system consists of approximately 1,380 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to approximately 590 mmcfd, including an aggregate compression capacity of approximately 410 mmcfd, including approximately 85 mmcfd of compression capacity added in 2022 by constructing two new greenfield compressor stations.
•Crude Oil Gathering: A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third-party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System.  The crude oil gathering system consists of approximately 560 miles of crude oil gathering pipelines with a current capacity of up to approximately 240,000 bopd.
•Tioga Gas Plant: A natural gas processing and fractionation plant located in Tioga, North Dakota, with a current total processing capacity of approximately 400 mmcfd, an NGL fractionation capacity of approximately 60,000 boepd and y-grade NGL stabilization capacity of approximately 25,000 boepd.  In 2020, facility construction for an expansion of the plant to 400 mmcfd from 250 mmcfd was completed. The incremental gas processing capacity was placed in service in the fourth quarter of 2021 following completion of a planned maintenance turnaround which included connecting the expansion and residue NGL takeaway pipelines to the plant. The total processing capacity of 400 mmcfd became available in February 2022.
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
•Produced Water Gathering and Disposal: A produced water gathering system located primarily in Williams and Mountrail Counties, North Dakota, that transports produced water from the wellsite by approximately 290 miles of pipeline in gathering systems or by third-party trucking to water handling facilities for disposal.
Hess Midstream has multiple long-term, fee-based commercial agreements effective January 1, 2014 with certain subsidiaries of Hess for gas gathering, crude oil gathering, gas processing and fractionation, storage services, and terminal and export services, each generally with an initial ten-year term that can be extended for an additional ten-year term at the unilateral right of Hess Midstream. These contracts have minimum volumes that the Hess subsidiaries are obligated to provide each calendar quarter. The minimum volume commitments are subject to fluctuation based on nominations covering substantially all of our E&P segment’s production and projected third-party volumes that will be purchased in the Bakken. On December 30, 2020, Hess Midstream exercised its renewal options to extend the terms of certain gas gathering, crude oil gathering, gas processing and fractionation, storage services, and terminal and export commercial agreements for the secondary term through December 31, 2033. There were no changes to any provisions of the existing commercial agreements as a result of the exercise of the renewal options. Hess Midstream also has long-term, fee based commercial agreements for water handling services effective January 1, 2019 with a subsidiary of Hess, with an initial 14 year term that can be extended for an additional ten-year term at the unilateral right of Hess Midstream. Water handling services are provided for an agreed-upon fee per barrel or the reimbursement of third-party fees.
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
To complement internal capabilities and to help ensure coverage for our global operations, we maintain membership contracts with a network of local, regional and global oil spill response and emergency response organizations.  At the regional and global level, these organizations include CGA, MSRC, MWCC, WWC and OSRL.  CGA and MSRC are domestic spill response organizations and MWCC provides the equipment and personnel to contain underwater well control incidents in the Gulf of Mexico. WWC provides firefighting, well control and engineering services globally.  OSRL is a global response organization and is available, when needed, to assist us with any of our assets.  In addition to owning response assets in their own right, the organization maintains business relationships that provide immediate access to additional critical response support services if required.  OSRL’s response assets include nearly 300 recovery and storage vessels and barges, more than 250 skimmers, over 600,000 feet of boom, nine capping stacks and significant quantities of dispersants and other ancillary equipment, including aircraft.  In addition to external well control and oil spill response support, we have contracts with wildlife, environmental, meteorology, incident management, medical and security resources.  If we were to engage these organizations to obtain additional critical response support services, we would fund such services and, where appropriate, seek reimbursement under our insurance coverage, as described below.  In certain circumstances, we pursue and enter into mutual aid agreements with other companies and government cooperatives to receive and provide oil spill response equipment and personnel support.  We maintain close associations with emergency response organizations through our representation on the Executive Committee and Response Network Committee of MWCC, the Technical Operations Committee of CGA and the Oil Spill and Emergency Response Committee of API. We also maintain regular voting membership in CGA, MSRC and OSRL.
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
The amount of insurance covering physical damage to our property and liability related to negative environmental effects resulting from a sudden and accidental pollution event, excluding windstorm coverage for which we are self-insured, varies by asset, based on the asset's estimated replacement value or the estimated maximum loss.  In the case of a catastrophic event, first party coverage consists of two tiers of insurance.  The first $450 million of coverage is provided through an industry mutual insurance group.  Above this $450 million threshold, additional insurance is carried which ranges in value up to $540 million in total at December 31, 2022, depending on the asset coverage level, as described above.  The insurance programs covering physical damage to our property exclude business interruption protection for our E&P operations. Additionally, we carry insurance that provides third-party coverage for general liability, and sudden and accidental pollution, up to $850 million, which coverage under a standard JOA would be reduced to our participating interest.  Our insurance policies renew at various dates each year.  Future insurance coverage could increase in cost and may include higher deductibles or retentions, or additional exclusions or limitations.  In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are deemed economically acceptable.
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
Government Regulations
The crude oil and natural gas industry is regulated at federal, state, local and foreign government levels. Regulations affecting elements of the energy sector are under continuous review for amendment or expansion over time, which may result in incremental costs of doing business and affect our profitability. See Regulatory, Legal and Environmental Risks in Item 1A. Risk Factors. Compliance with various existing environmental, health and safety regulations is not expected to have a material adverse effect on our financial condition or results of operations. However, increasingly stringent environmental regulations have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general and may reduce demand for our products. We spent approximately $23 million in 2022 for environmental remediation. Additionally, we may be exposed to decommissioning liabilities, including for divested assets. See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements. The level of other expenditures to comply with federal, state, local and foreign country regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses. For further discussion of environmental, health and safety regulations affecting our business, see Environment, Health and Safety in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Human Capital Management
Corporate Culture and Overview
Our human capital strategy aims to attract, engage and retain our talent by investing in their professional development and providing them with challenging and rewarding opportunities for personal growth. Our workplace culture is guided by our Corporation’s values and reinforced by developing quality leadership, fostering DEI, emphasizing continuous learning, creating opportunities for engagement, driving innovation, and embracing Lean improvement processes. We are undertaking a Life at Hess initiative to optimize the work experience for our multigenerational and demographically diverse workforce and unlock the discretionary effort that is required to perform at a high level on a sustained basis. The Life at Hess framework encompasses programs, policies and practices, and a listening system that draws on in-person dialogues, pulse polls and data analytics to help leaders understand employees’ experiences and perspectives to inform their decision making.
As of December 31, 2022, we had 1,623 employees globally, as detailed below.

	United States	Guyana	Malaysia and JDA	Total
Job Category
Executives and Senior Officers	30	—	1	31
First and Mid-Level Managers	341	—	60	401
Professionals	758	—	82	840
Other	347	—	4	351
Total	1,476	—	147	1,623
Life at Hess
We prioritize the safety of our workforce with programs and practices designed to help ensure that everyone, everywhere gets home safe every day. Our continued response to COVID-19 throughout 2022 reflected this commitment and was led by a multidisciplinary Hess emergency response team that implemented processes to reduce the risks of COVID-19 in the work environment while maintaining business continuity. We continue to adapt our work policies and benefits to prioritize emotional, mental and physical health and well-being. Accordingly, during 2022, we instituted a hybrid work schedule at our office locations to take a deliberate and measured approach to returning to the physical work environment.

During 2022, we further evolved our Life at Hess initiative, conducting several employee surveys to check employee understanding of and engagement in strategic priorities and learn about their experience in a time of great change. The work experience continues to evolve through:
•in-person and virtual learning opportunities and training,
•enhanced education assistance and tuition grant programs,
•support for hybrid working effectiveness,
•mental well-being support,
•expanded matching gifts and volunteer grants program,
•enhanced holiday schedule to include an additional floating holiday for employees to observe other religious days or holidays important to them, and
•leadership training and development to help leaders navigate the complex environment of hybrid working, societal changes, and market dynamics.
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
Hess’ DEI Council provides executive leadership guidance to embed DEI into our culture and drive progress throughout the organization. Our expectations for a culture fostering mutual respect and trust are spelled out in our Code of Conduct and Ethics and related policies. It is also reinforced regularly with employees at every level of our Corporation through regular communication and ongoing training. Additional information about our policies and practices, including training, employee engagement initiatives and workforce data, is included in our annual Sustainability Report and annual U.S. Equal Employment Opportunity reporting, which is available on our website at www.hess.com.
During 2022, Hess maintained or improved diversity across most levels of our workforce. Our strategic focus on DEI, including our talent practices and diversity outreach programs, contributed to this outcome. Our DEI leader helps to develop a tailored, long-term strategy that defines our objectives and strategies to advance DEI now and in the future. We also have six employee resource groups that provide valuable employee insights to sustain a diverse, equitable and inclusive environment for everyone to thrive and perform at their best. Additionally, workforce activity and trends such as employee turnover, promotions, DEI and development metrics, along with qualitative information such as program development and progress, are shared with our Board of Directors annually, with more detailed reviews by the Compensation and Management Development Committee throughout the year.

	Women (U.S. and International)			Minorities (a) (U.S. Based Employees)
	2022	2021	2020	2022	2021	2020
Job Category
Executives and Senior Officers	16%	16%	13%	19%	19%	13%
First and Mid-Level Managers	23%	23%	23%	22%	20%	20%
Professionals	33%	34%	32%	31%	30%	27%
Other	18%	19%	17%	16%	16%	16%
Total	27%	27%	26%	25%	24%	22%
(a)As defined by the U.S. Department of Labor.
Compensation and Benefits Programs
Our compensation and benefits programs are focused on attracting and retaining a highly skilled workforce in a rapidly changing industry. We benchmark our compensation programs annually through industry specific surveys and conduct an annual review to identify and address compensation inequities. Our Corporation maintains an annual incentive plan that applies to all employees, including executive officers, with shared enterprise performance metrics for all participants. In addition, we provide a comprehensive wellness program that addresses physical wellness and focuses on the financial, social and emotional well-being of our employees.

Information about our Executive Officers
The following table presents information as of February 24, 2023 regarding executive officers of the Corporation:

Name	Age	Office Held* and Business Experience	Year Individual Became an Executive Officer
John B. Hess	68	Chief Executive Officer and Director Mr. Hess has been Chief Executive Officer of the Corporation since 1995 and employed by the Corporation since 1977. He has over 45 years of experience in the oil and gas industry.	1983
Gregory P. Hill	61	President and Chief Operating Officer Mr. Hill has been Chief Operating Officer since 2014 and President of the Corporation’s worldwide Exploration and Production business since joining the Corporation in January 2009. Prior to joining the Corporation, Mr. Hill spent 25 years at Royal Dutch Shell and its affiliates in a variety of operations, engineering, technical and managerial roles in Asia-Pacific, Europe and the United States.	2009
Timothy B. Goodell	65	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer Mr. Goodell has been General Counsel of the Corporation since 2009, Corporate Secretary since 2016, Chief Compliance Officer since 2017 and Executive Vice President since 2020. Prior to joining the Corporation in 2009, he was a partner at the law firm of White & Case, LLP where he spent 25 years.	2009
John P. Rielly	60	Executive Vice President and Chief Financial Officer Mr. Rielly has been Chief Financial Officer of the Corporation since 2004 and Executive Vice President since 2020. Mr. Rielly previously served as Vice President and Controller of the Corporation from 2001 to 2004. Prior to joining the Corporation in 2001, he was a Partner at Ernst & Young, LLP where he was employed for 17 years.	2002
Richard Lynch	65	Senior Vice President, Technology and Services Mr. Lynch has been Senior Vice President, Technology and Services of the Corporation since 2018. Mr. Lynch previously was Senior Vice President Global Developments, Drilling and Completions from 2014. Prior to joining the Corporation in 2014, Mr. Lynch spent over 30 years in well delivery and operations, as well as project and asset management, with BP plc and ARCO.	2018
Gerbert Schoonman	57	Senior Vice President, Global Production Mr. Schoonman has been Senior Vice President, Global Production of the Corporation since January 2020. Since joining the Company in 2011, he served in various operational leadership roles, including as Vice President, Production – Asia Pacific, from January 2011 through August 2012; Vice President, Onshore – Bakken from September 2012 through December 2016; and most recently, as Vice President, Offshore since January 2017. Prior to joining the Corporation, he spent 20 years with Royal Dutch Shell where he served in operational and leadership roles.	2020
Andrew Slentz	61	Senior Vice President, Human Resources and Office Management Mr. Slentz has been Senior Vice President, Human Resources of the Corporation since April 2016 and responsible for Office Management since 2018. Prior to joining the Corporation in 2016, Mr. Slentz served as Executive Vice President of Administration and Human Resources at Peabody Energy since 2010. Mr. Slentz has over 25 years in human resources experience at large international public companies.	2016
Barbara Lowery-Yilmaz	66	Senior Vice President and Chief Exploration Officer Ms. Lowery-Yilmaz has been the Senior Vice President, Exploration of the Corporation since August 2014. Ms. Lowery-Yilmaz has over 30 years of oil and gas industry experience in exploration and technology with BP plc and its affiliates including senior leadership roles.	2014
*All officers referred to herein hold office in accordance with the By-laws until the first meeting of directors in connection with the annual meeting of stockholders of the Corporation and until their successors shall have been duly chosen and qualified.  Each of said officers was elected to the office opposite their name on May 26, 2022.
Each of the above officers has been employed by the Corporation or its affiliates in various managerial and executive capacities for more than five years.

Access to Our Reports
We make available free of charge through our website, www.hess.com, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  The information on our website is not incorporated by reference in this report.  Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters for the Audit Committee, Compensation and Management Development Committee, Corporate Governance and Nominating Committee and Environmental, Health and Safety Committee of the Board of Directors are available on our website and are also available free of charge upon request to Investor Relations at our principal executive office.  We also file with the New York Stock Exchange (NYSE) an annual certification by our Chief Executive Officer regarding our compliance with the NYSE’s corporate governance standards.

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
Market and Third-Party Risks
Our business and operating results are highly dependent on the market prices of crude oil, NGL and natural gas, which can be very volatile.  Our estimated proved reserves, revenue, operating cash flows, operating margins, liquidity, financial condition and future earnings are highly dependent on the benchmark market prices of crude oil, NGL and natural gas, and our associated realized price differentials, which are volatile and influenced by numerous factors beyond our control.  The major foreign oil producing countries, including members of OPEC, may exert considerable influence over the supply and price of crude oil and refined petroleum products.  Their ability to agree on a common policy on rates of production and other matters may have a significant impact on the oil markets.  Other factors include, but are not limited to: worldwide and domestic supplies of and demand for crude oil, NGL and natural gas; political conditions and events (including weather, instability, changes in governments, armed conflict, economic sanctions and outbreaks of infectious diseases, such as COVID-19) around the world and in particular in crude oil or natural gas producing regions; the cost of exploring for, developing and producing crude oil, NGL and natural gas; the price, availability of and demand for alternative fuels or other forms of energy; the effect of energy conservation and environmental protection efforts; and overall economic conditions globally (including inflation, slower growth or recession, higher interest rates, supply chain constraints, and consequences associated with the ongoing invasion of Ukraine by Russia).  The sentiment of commodities trading markets as well as other supply and demand factors may also influence the selling prices of crude oil, NGL and natural gas. Average benchmark prices for 2022 were $94.33 per barrel for WTI (2021: $68.08; 2020: $39.34) and $99.04 per barrel for Brent (2021: $70.95; 2020: $43.21).  In order to manage the potential volatility of cash flows and credit requirements, we maintain significant bank credit facilities. An inability to access, renew or replace such credit facilities or access other sources of funding as they mature would negatively impact our liquidity. Furthermore, from time to time we have entered into, and may in the future enter into or modify, commodity price hedging arrangements to manage commodity price volatility. These arrangements may limit potential upside from commodity price increases, or expose us to additional risks, such as counterparty credit risk, which could adversely impact our cash flow, liquidity or financial condition.
We do not always control decisions made under joint operating agreements and the parties under such agreements may fail to meet their obligations. We conduct many of our E&P operations through joint operating agreements with other parties under which we may not control decisions, either because we do not have a controlling interest or are not operator under the agreement. There is risk that these parties may at any time have economic, business, or legal interests or goals that are inconsistent with ours, and therefore decisions may be made which are not what we believe is in our best interest. Moreover, parties to these agreements may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. For example, in June 2021, the U.S. Bankruptcy Court approved the bankruptcy plan for Fieldwood Energy LLC (Fieldwood) which includes transferring abandonment obligations of Fieldwood to us and other predecessors in title of certain of its assets, who are jointly and severally liable for the obligations. See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements. As a result, actions of our contractual counterparties may adversely affect the value of our investments and result in increased costs or liabilities.
Our industry is highly competitive and many of our competitors are larger and have greater resources and more diverse portfolios than we have. The petroleum industry is highly competitive and very capital intensive. We encounter competition from numerous companies, including acquiring rights to explore for crude oil and natural gas. To a lesser extent, we are also in competition with producers of alternative fuels or other forms of energy, including wind, solar and electric power, and in the future, could face increasing competition due to the development and adoption of new technologies. Many competitors, including national oil companies, are larger and have substantially greater resources to acquire and develop oil and gas assets, or may have established strategic relationships in areas we operate, or may be willing to incur a higher level of risk than we are willing to incur. In addition, competition for drilling services, technical expertise and equipment may affect the availability of technical personnel and drilling rigs, resulting in increased capital and operating costs. Many of our competitors have a more diverse portfolio of assets, which may minimize the impact of adverse events occurring at any one location.
Our business and operations were and could in the future be adversely affected by an epidemic or outbreak of an infectious disease, such as COVID-19 or other similar public health developments. We face risks related to epidemics, outbreaks or other public health events, or the threat thereof, that are outside of our control, and could significantly disrupt our business and operational plans and adversely affect our business and operating results. For example, COVID-19 and related actions taken by governments and businesses, including voluntary and mandatory quarantines and travel and other restrictions, significantly impacted economic activity. As a result of COVID-19, our operations, and those of our business partners, service companies and suppliers, have experienced disruptions, delays or temporary suspensions of operations, temporary inaccessibility or closures of facilities, supply chain issues and workforce impacts from illness, school closures and other community response measures. We also are subject to regulatory changes, litigation risk and possible loss contingencies related to COVID-19, including with respect to commercial contracts, employee matters and insurance arrangements. Furthermore, there is no certainty that the health and safety measures we implement will be sufficient to mitigate the risks, including infection of key employees and our ability to perform certain functions, posed by COVID-19, its variants or another epidemic or outbreak of an infectious disease.
In addition to the global health concerns, an epidemic or outbreak of an infectious disease could negatively affect the U.S. and global economy and the demand for oil and natural gas. For example, COVID-19 and concerns regarding the global spread of its variants negatively impacted the domestic and international demand for crude oil and natural gas and contributed to price volatility and adversely affected the demand for and marketability of crude oil, natural gas and NGL. Containment measures implemented to mitigate the spread of COVID-19 and its variants lead to adoption of certain behavioral changes, such as reduced travel and enhanced work-from-home policies, which resulted in further reductions in demand for and consumption of energy commodities. We may experience decreases in production and proved reserves, additional asset impairments, and other accounting charges if demand for crude oil, natural gas and NGL decreases as a result of a future or worsening outbreak of an infectious disease, such as COVID-19 and its variants. The extent to which such an occurrence may negatively affect our operating results is uncertain and depends on actions taken by authorities to contain it or treat its impact, all of which are beyond our control.
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
There are inherent uncertainties in estimating quantities of proved reserves and discounted future net cash flows, and actual quantities may be lower than estimated. Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues from those reserves. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities of our proved reserves and the related future net revenues. In addition, reserve estimates may be subject to downward or upward changes based on production performance, purchases or sales of properties, results of future development, changes in prevailing oil and gas prices, production sharing contracts, which may decrease reserves as crude oil and natural gas prices increase, and other factors.
Catastrophic and other events, whether naturally occurring or man-made, may materially affect our operations and financial condition. Our oil and gas operations are subject to numerous risks and hazards inherent to operating in the crude oil and natural gas industry, including catastrophic events, which may damage or destroy assets, interrupt operations, result in personal injury and have other significant adverse effects. These events include unexpected drilling conditions, pressure conditions or irregularities in reservoir formations, equipment malfunctions or failures, derailments, fires, explosions, blowouts, oil releases, power outages, cratering, pipeline interruptions and ruptures, severe weather, such as hurricanes, floods, freezes and heat waves or droughts, geological events, shortages in availability of skilled labor, cyber-attacks or health measures related to outbreaks of infectious diseases, such as COVID-19. We maintain insurance coverage against many, but not all, potential losses and liabilities in amounts we deem prudent, including for property and casualty losses. Some forms of insurance may be unavailable in the future or be available only on terms that are deemed economically unacceptable. Moreover, there can be no assurance that such insurance will adequately protect us against liability from all potential consequences and damages. For example, we are self-insured against physical damage to property and liability related to windstorms. In 2022, there was no significant hurricane-related downtime whereas in 2021, hurricane-related downtime reduced net production by 4,000 boepd and hurricane related maintenance and repair costs were approximately $7 million. In addition, the frequency and severity of weather conditions and other meteorological phenomena, including storms, droughts, extreme temperatures, and changes in temperature and precipitation patterns that impact our business activities, may also be impacted by the effects of climate change. Energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate change. Increased energy use due to weather changes may require us to invest in order to serve increased demand or create operational challenges. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. To the extent the frequency of extreme weather events increases, this could adversely impact our business, results of operations and financial condition.
Significant time delays between the estimated and actual occurrence of critical events associated with development projects may result in material negative economic consequences. As part of our business, we are involved in large development projects, the completion of which may be delayed beyond what was originally planned. Such examples include, but are not limited to, delays in receiving necessary approvals from project members or regulatory or other government agencies, timely access to necessary equipment, services or resources, availability of necessary personnel, construction delays, unfavorable weather conditions, equipment failures, and outbreaks of infectious diseases, such as COVID-19. These delays could impact our future results of operations and cash flows.
An inability to secure personnel, drilling rigs, equipment, supplies and other required services or to retain key employees may result in material negative economic consequences. We are dependent on oilfield service companies for items including drilling rigs, equipment, supplies and skilled labor. The availability and cost of drilling rigs, equipment, supplies and skilled labor will fluctuate over time given the cyclical nature of the E&P industry. Concerns over global economic conditions, inflation, supply chain disruptions, labor shortages, and other factors, each of which are beyond our control, contribute to increased economic uncertainty for us and our suppliers. As a result, we may encounter difficulties in obtaining required services or could face an increase in cost, which may impact our ability to run our operations and deliver projects on time with the potential for material negative economic consequences. In addition, difficulty in recruiting and retaining adequate numbers of experienced technical personnel could negatively impact our ability to deliver on our strategic goals. Our future success also depends upon the continued service of key members of our senior management team, who play an important role in developing and implementing our strategy. An inability to recruit and retain adequate numbers of experienced technical and professional personnel in the necessary locations or the loss or departure of key members of senior management may prevent us from executing our strategy in full or, in part, which could negatively impact our business.
Disruption, failure or cyber security breaches affecting or targeting computer, telecommunications systems, and infrastructure used by the Corporation or our business partners may materially impact our business and operations. Computers and telecommunication systems are an integral part of our exploration, development and production activities and the activities of our business partners. We use these systems to analyze and store financial and operating data and to communicate within our corporation and with outside business partners. Our reliance on technology has increased due to the increased use of remote communications and other work-from-home practices in response to COVID-19. Technical system flaws, power loss, cyber security risks, including cyber or phishing-attacks, unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, ransomware, and other cyber security issues could compromise our computer and telecommunications systems or those of our business partners and result in disruptions to our business operations or the access, disclosure or loss of our data and proprietary information. In addition, computers control oil and gas production, processing equipment, and distribution systems globally and are necessary to deliver our production to market. A disruption, failure or a cyber breach of these operating systems, or of the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets, and make it difficult or impossible to accurately account for production and settle transactions. As a result, any such disruption, failure or cyber breach and any resulting investigation or remediation costs, litigation or regulatory action could have a material adverse impact on our cash flows and results of operations, reputation and competitiveness. We routinely experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not resulted in any material breaches, disruptions, financial loss, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, as technologies evolve and cyber security attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.
Financial Risks
We have substantial capital requirements, and we may not be able to obtain needed financing on satisfactory terms. The exploration, development and production of crude oil and natural gas involve substantial costs, which may not be fully funded from operations. All three major credit rating agencies that rate our debt have assigned an investment grade rating. Although currently we do not have any borrowings under our long-term credit facility, a ratings downgrade, rising interest rates, continued weakness in the oil and gas industry or negative outcomes within commodity and financial markets could adversely impact our access to capital markets by increasing the costs of financing, or by impacting our ability to obtain financing on satisfactory terms. In addition, a ratings downgrade may require that we issue letters of credit or provide other forms of collateral under certain contractual requirements. Environmental concerns and other factors have led to lower oil and gas representation in certain key equity market indices and may increase our costs to access the equity capital markets. Any inability to access capital markets could adversely impact our financial adaptability and our ability to execute our strategy.
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
Climate change, sustainability and other ESG initiatives may result in significant operational changes and expenditures, reduced demand for our products and adversely affect our business. We recognize that climate change and sustainability is a growing global environmental concern. Continuing political and social attention to the issue of climate change and sustainability has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit GHG emissions. These agreements and measures may require, or could result in future legislation and regulatory measures that require, significant equipment modifications, operational changes, taxes, or purchase of emission credits to reduce emission of GHGs from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. For example, the Inflation Reduction Act of 2022 (“IRA”) includes a methane emissions reduction program for petroleum and natural gas systems, which requires the EPA to impose a “waste emissions charge” on excess methane emissions from certain natural gas and oil sources that are required to report under EPA’s Greenhouse Gas Reporting Program beginning January 1, 2024 and also provides significant funding and incentives for research and development of competing low carbon energy production methods. In addition, such legislation, regulations and initiatives could impact demand as our production is sold to third parties that produce petroleum fuels, which through normal end user consumption result in the emission of GHGs.
We are prioritizing sustainable energy practices to further reduce our carbon footprint while at the same time remaining a successful operating public company. However, various key stakeholders, including our stockholders, employees, suppliers, customers, local communities and others, may have differing approaches to climate change initiatives. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholders' trust and thereby affect our reputation. Shareholder activism has been recently increasing in our industry, and stockholders may attempt to effect changes to our business or governance, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise. In addition, certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in oil and gas activities due to concerns about climate change, which could make it more difficult to finance our business. We continue to focus on developing our ESG practices, and as voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have expanded and expect to further expand our public disclosures in these areas. Such disclosures may reflect aspirational goals, targets, cost estimates and other expectations and assumptions, including over long timelines, which aspirational goals, targets, cost estimates, and other expectations and assumptions are necessarily uncertain and may not be realized. Failure to realize or timely achieve progress on such aspirational goals, targets, cost estimates, and other expectations or assumptions may adversely impact us.
Furthermore, as a result of heightened public awareness and attention to climate change and sustainability as well as continued regulatory initiatives to reduce the use of petroleum fuels, demand for crude oil and other hydrocarbons may be reduced, which may have an adverse effect on our sales volumes, revenues and margins. The imposition and enforcement of stringent GHG emissions reduction requirements could severely and adversely impact the oil and gas industry and therefore significantly reduce the value of our business. Increasing attention to climate change risks and sustainability has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business. For example, beginning in 2017, certain states, municipalities and private associations in California, Delaware, Maryland, Rhode Island and South Carolina separately filed lawsuits against oil, gas and coal producers, including us, for alleged damages purportedly caused by climate change. Such actions could adversely impact our business by distracting management and other personnel from their primary responsibilities, require us to incur increased costs, and/or result in reputational harm.
We are subject to changing laws and regulations and other governmental actions that can significantly and adversely affect our business. Political or regulatory developments and governmental actions, including federal, state, local, territorial and foreign laws and regulations may adversely affect our operations and those of our counterparties with whom we have contracted, which may affect our financial results. These actions could result in tax increases retroactively through tax claims or prospectively through changes to applicable statutory tax rates, modification of the tax base, or imposition of new tax types. For example, the IRA includes a 15% book-income alternative minimum tax on corporations with average adjusted financial statement income over $1 billion for any three year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations effective in taxable years beginning after December 31, 2022. The impact of the excise tax provision will be dependent on the extent of share repurchases made in future periods. We continue to evaluate the corporate alternative minimum tax and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate, as well as any other impacts the IRA may have on our financial position and results of operations.
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
Political instability globally and in areas where we operate can adversely affect our business. Political instability and civil unrest have affected and may continue to affect the oil and gas markets generally. Some international areas are politically less stable than other areas and may be subject to civil unrest, conflict, insurgency, corruption, security risks and labor unrest. Political instability in areas where we operate may expose our operations to increased risks, including increased difficulty in obtaining required permits and government approvals, enforcing our agreements in those jurisdictions and potential adverse actions by local government authorities. The invasion of Ukraine by Russia in February 2022 has led to disruption, instability, and volatility in global markets and industries, including the oil and gas markets. The U.S. government and other foreign governments imposed severe economic sanctions and export controls against Russia, certain regions of Ukraine and particular entities and individuals, and may impose additional sanctions and controls. To date, we have not experienced a material impact to operations or the consolidated financial statements as a result of the invasion of Ukraine; however, we will continue to monitor for events that could materially impact us or our industry. Furthermore, the threat of terrorism around the world also poses additional risks to our operations and the operations of the oil and gas industry in general. In addition, geographic territorial border disputes may affect our business in certain areas, such as the border dispute between Guyana and Venezuela over a portion of the Stabroek Block.
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
Item 1B.  Unresolved Staff Comments
None.
Item 3.  Legal Proceedings
Information regarding legal proceedings is contained in Note 17, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4.  Mine Safety Disclosures
None.

PART II
Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Market Information, Holders and Dividends
Our common stock is listed on the New York Stock Exchange (ticker symbol: HES).  At January 31, 2023, there were 2,605 stockholders (based on the number of holders of record) who owned a total of 306,180,424 shares of common stock.  In 2022, cash dividends on common stock totaled $1.50 per share per year ($0.375 per quarter) and $1.00 per share per year ($0.25 per quarter) in both 2021 and 2020.
Performance Graph
Set forth below is a line graph comparing the five-year shareholder returns on a $100 investment in our common stock assuming reinvestment of dividends, against the cumulative total returns for the following:
•Standard & Poor’s (S&P) 500 Stock Index, which includes us.
•2022 Proxy Peer Group as disclosed in our 2022 Proxy Statement, excluding Continental Resources, Inc. which was removed after it went private in November 2022, and including us.

Comparison of Five-Year Shareholder Returns
Years Ended December 31,

$400
$300
$200
$100
$0
2017
2018
2019
2020
2021
2022

	2017	2018	2019	2020	2021	2022
Hess Corporation	$100.00	$86.86	$145.68	$117.73	$167.31	$324.71
S&P 500	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77
Proxy Peer Group	$100.00	$86.08	$86.17	$55.13	$101.23	$170.16

Share Repurchase Activities
Our share repurchases for the year ended December 31, 2022, were as follows:

2022	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c) (In millions)
January	—	$—	—	$650
February	—	—	—	650
March	—	—	—	650
April	—	—	—	650
May	—	—	—	650
June	1,753,918	108.49	1,753,918	460
July	576,892	103.59	576,892	400
August	413,956	110.51	413,956	354
September	382,238	116.50	382,238	310
October	707,748	132.27	707,748	216
November	524,975	143.95	524,975	140
December	1,019,588	137.90	1,019,588	—
Total for 2022	5,379,315	$120.85	5,379,315
(a)Repurchased in open-market transactions. The average price paid per share is inclusive of transaction fees.
(b)Since initiation of the buyback program in August 2013, total shares repurchased through December 31, 2022 amounted to 97.3 million at a total cost of $7.5 billion including transaction fees.
(c)In March 2013, we announced that our Board of Directors approved a stock repurchase program that authorized the purchase of common stock up to a value of $4.0 billion.  In May 2014, the share repurchase program was increased to $6.5 billion and in March 2018, it was increased further to $7.5 billion.
Equity Compensation Plans
Following is information related to our equity compensation plans at December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights*		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column*)
Equity compensation plans approved by security holders	1,481,440	(a)	$69.31	21,534,528	(b)
Equity compensation plans not approved by security holders	—		—	—
(a)This amount includes 1,481,440 shares of common stock issuable upon exercise of outstanding stock options.  This amount excludes 686,000 PSUs for which the number of shares of common stock to be issued may range from 0% to 200% based on our total shareholder return (TSR) relative to the TSR of a predetermined group of peer companies and the S&P 500 index over a three‑year performance period ending December 31 of the year prior to settlement of the grant.  In addition, this amount also excludes 1,312,275 shares of common stock issued as restricted stock pursuant to our equity compensation plans.
(b)These securities may be awarded as stock options, restricted stock, PSUs or other awards permitted under our equity compensation plan.
See Note 13, Share‑based Compensation in the Notes to Consolidated Financial Statements for further discussion of our equity compensation plans.
Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-K in Item 8, and the information set forth in Risk Factors under Item 1A.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations omits certain discussions of our financial condition and results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020, which can be found in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 1, 2022, and such comparisons are incorporated herein by reference.
Index
Overview
Consolidated Results of Operations
Liquidity and Capital Resources
Critical Accounting Policies and Estimates

Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States, Guyana, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the block. We currently plan to have six FPSOs with an aggregate expected production capacity of more than 1.2 million gross bopd on the Stabroek Block in 2027, and the potential for up to ten FPSOs to develop the current discovered recoverable resource base.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 41% consolidated ownership interest in Hess Midstream LP at December 31, 2022, provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
Climate Change, Energy Transition and Our Strategy
We believe climate risks can and should be addressed while at the same time meeting the growing demand for affordable and secure energy, which is essential to ensure a just and orderly energy transition that aligns with the United Nations Sustainable Development Goals. The IEA's 2022 World Energy Outlook provides three scenarios of global energy demand in 2040 based on varying levels of global response to climate change. Under all of the IEA scenarios, oil and natural gas are expected to be needed for decades to come and we expect that significant investment will be required to meet the world’s projected growing energy needs, both in renewable energy sources and in oil and gas.
Our strategy is to grow our resource base, have a low cost of supply and sustain cash flow growth. Our strategy aligns with the energy transition needed to reach the energy-related Sustainable Development Goals of the United Nations. Our commitment to sustainability starts with our Board of Directors and senior management and is reinforced throughout our organization. Our Board of Directors, led by its Environmental, Health and Safety Committee, is actively engaged in overseeing Hess’ sustainability practices so that sustainability risks and opportunities are taken into account when making strategic decisions. Our Board’s Compensation and Management Development Committee has tied executive compensation to advancing our environmental, health and safety goals. We also have an executive led task force to guide our medium and longer term climate strategy.
We have five year GHG reduction targets for 2025, which are to reduce operated Scope 1 and 2 GHG emissions intensity by approximately 50% and methane emissions intensity by approximately 50%, both from 2017 levels. In January 2022, we announced our plan to reduce routine flaring at Hess operated assets to zero by the end of 2025. In December 2022, we announced an agreement with the Government of Guyana to purchase 37.5 million REDD+ carbon credits, including current and future issuances, for a minimum of $750 million from 2022 through 2032 to prevent deforestation and support sustainable development in Guyana. This agreement adds to the Corporation's ongoing emissions reduction efforts and is an important part of our commitment to achieve net zero Scope 1 and 2 greenhouse gas emissions on a net equity basis by 2050.

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
2022 Return of Capital Highlights and 2023 Outlook
Following the startup of the Liza Phase 2 project in February 2022, we repaid the remaining $500 million outstanding under our $1.0 billion term loan, and in March 2022, we announced a 50% increase to our quarterly dividend on common stock. In 2022, we repurchased approximately 5.4 million shares of common stock for $650 million.
Our E&P capital and exploratory expenditures are projected to be approximately $3.7 billion in 2023, up from $2.7 billion in 2022.  Capital investment for our Midstream operations is expected to be approximately $225 million, compared with $232 million in 2022.  Oil and gas net production in 2023 is forecast to be in the range of 355,000 boepd to 365,000 boepd, up from 327,000 boepd in 2022, pro forma for assets sold. For 2023, we have hedged 80,000 bopd with WTI put options with an average monthly floor price of $70 per barrel, and 10,000 bopd with Brent put options with an average monthly floor price of $75 per barrel.
Consolidated Results
Net income attributable to Hess Corporation was $2,096 million in 2022 compared with $559 million in 2021.  Excluding items affecting comparability of earnings between periods summarized on page 29, adjusted net income was $2,176 million in 2022 compared with $677 million in 2021.  Net production averaged 344,000 boepd in 2022 and 315,000 boepd in 2021.  The average realized crude oil price, including the effect of hedging, was $85.76 per barrel in 2022 and $60.08 per barrel in 2021. Total proved reserves were 1,256 million boe and 1,309 million boe at December 31, 2022 and December 31, 2021, respectively.
Significant 2022 Activities
The following is an update of significant E&P activities during 2022:
E&P assets:
•In North Dakota, net production from the Bakken shale play averaged 154,000 boepd in 2022 (2021: 156,000 boepd). Net production was lower in 2022 primarily due to unplanned production shut-ins caused by severe winter weather partially offset by increased wells on-line. We drilled 78 wells and brought 69 wells on production in 2022, bringing the total operated production wells to 1,664 at December 31, 2022. Prior to COVID-19, we were operating six rigs in the Bakken, but reduced the rig count to one in May 2020 in response to the sharp decline in crude oil prices. We added a second operated rig in the Bakken in February 2021, a third operated rig in September 2021 and a fourth operated rig in July 2022. During 2023, we plan to operate four rigs, drill approximately 110 wells and bring approximately 110 wells on production. We forecast net production from the Bakken to be in the range of 165,000 boepd to 170,000 boepd in 2023.
•In the Gulf of Mexico, net production averaged 31,000 boepd in 2022 (2021: 45,000 boepd). Net production was lower in 2022 primarily due to field decline and unplanned downtime at the Tubular Bells, Penn State and Llano Fields. For 2023, net production from the Gulf of Mexico is expected to be approximately 30,000 boepd.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production from the Liza Destiny and Unity FPSOs totaled 78,000 bopd in 2022 (2021: 30,000 bopd). The Liza Unity FPSO, which commenced production in February 2022, reached its production capacity of approximately 220,000 gross bopd in July 2022.
In the third quarter of 2022, we used the remainder of our previously generated Guyana net operating loss carryforwards and started incurring a current income tax liability. Pursuant to the contractual arrangements of the petroleum agreement, a portion of gross production from the block, separate from the joint venture partners' (Co-Venturers) cost oil and profit oil entitlement, is used to satisfy the Co-Venturers’ income tax liability. This portion of gross production, referred to as tax barrels, is recognized as Co-Venturer production volumes and estimated proved reserves. Net production from Guyana in 2022 included 7,000 bopd of tax barrels (2021: 0 bopd). For 2023, we forecast net production to be approximately 100,000 bopd, which includes approximately 10,000 bopd of tax barrels.
The third development, Payara, was sanctioned in 2020 and will utilize the Prosperity FPSO, which will have an expected production capacity of approximately 220,000 gross bopd, with first production expected by the end of 2023. Ten drill centers with a total of 41 wells are planned, including 20 production wells and 21 injection wells.
A fourth development, Yellowtail, was sanctioned in April 2022 and will utilize the ONE GUYANA FPSO with an expected production capacity of approximately 250,000 gross bopd, with first production expected in 2025. Six drill centers are planned with up to 26 production wells and 25 injection wells.

A fifth development, Uaru, was submitted to the Government of Guyana for approval in the fourth quarter of 2022. Pending government approvals and project sanctioning, the project is expected to have a production capacity of approximately 250,000 gross bopd, with first oil anticipated at the end of 2026. In addition to the first five developments, planning is underway for additional FPSOs.  The ultimate sizing and order of these potential developments will be a function of further exploration and appraisal drilling.
In 2022, the operator drilled a total of ten successful exploration and appraisal wells that encountered hydrocarbons and one unsuccessful exploration well, Banjo-1, for which the well costs were expensed. Subsequent to December 31, 2022, the operator completed one successful exploration well that encountered hydrocarbons, and one unsuccessful exploration well, Fish/Tarpon-1, for which well costs incurred through December 31, 2022 were expensed. See Note 20, Subsequent Events in the Notes to Consolidated Financial Statements.
In 2023, the operator plans to utilize six drillships to drill approximately ten exploration and appraisal wells in addition to development wells for the sanctioned developments.
•In the Gulf of Thailand, net production from Block A‑18 of the JDA averaged 38,000 boepd in 2022 (2021: 36,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay Basin averaged 26,000 boepd in 2022 (2021: 25,000 boepd). In 2023, we forecast net production from North Malay Basin and JDA combined to be in the range of 60,000 boepd to 65,000 boepd.
•In Libya, we completed the sale of our interest in the Waha Concession in November for net proceeds of $150 million and recognized a pre-tax gain of $76 million ($76 million after income taxes). Net production from Libya was 17,000 boepd in 2022.
The following is an update of significant Midstream activities during 2022:
•In April 2022, Hess Midstream completed an underwritten public offering of approximately 10.2 million Class A shares held by Hess and GIP. As a result of this transaction, Hess received net proceeds of $146 million.
•Concurrent with the April 2022 public offering, HESM Opco repurchased approximately 13.6 million Class B units held by Hess and GIP for $400 million, with Hess receiving net proceeds of $200 million. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase.

Liquidity and Capital and Exploratory Expenditures
At December 31, 2022, cash and cash equivalents were $2,486 million (2021: $2,713 million) and consolidated debt was $8,281 million (2021: $8,458 million), which includes Hess Midstream debt that is nonrecourse to Hess Corporation of $2,886 million at December 31, 2022 (2021: $2,564 million).
Capital and exploratory expenditures were as follows (in millions):

	2022	2021	2020
E&P Capital and Exploratory Expenditures:
United States
North Dakota	$807	$522	$661
Offshore and other	224	103	258
Total United States	1,031	625	919
Guyana	1,345	1,016	743
Malaysia and JDA	275	154	99
Other (a)	70	34	25
E&P Capital and Exploratory Expenditures	$2,721	$1,829	$1,786

Exploration Expenses Charged to Income Included Above:
United States	$107	$90	$91
International	25	41	17
Total Exploration Expenses Charged to Income included above	$132	$131	$108

Midstream Capital Expenditures:
Midstream Capital Expenditures	$232	$183	$253
(a)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021), and certain non-producing countries.
In 2023, we project our E&P capital and exploratory expenditures will be approximately $3.7 billion, of which more than 80% will be allocated to Guyana and the Bakken, and Midstream capital expenditures to be approximately $225 million.
Consolidated Results of Operations
Results by Segment:
The after-tax income (loss) by major operating activity is summarized below:

	2022	2021	2020

	(In millions, except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Exploration and Production	$2,396	$770	$(2,841)
Midstream	269	286	230
Corporate, Interest and Other	(569)	(497)	(482)
Total	$2,096	$559	$(3,093)
Net Income (Loss) Attributable to Hess Corporation Per Common Share – Diluted (a)	$6.77	$1.81	$(10.15)
(a)Calculated as net income (loss) attributable to Hess Corporation divided by the weighted average number of diluted shares.
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

Items Affecting Comparability of Earnings Between Periods:
The following table summarizes items of income (expense) that are included in net income (loss) and affect comparability of earnings between periods.  The items in the table below are explained on pages 34 through 36.

	2022	2021	2020

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After Income Taxes:
Exploration and Production	$22	$(118)	$(2,198)
Midstream	—	—	—
Corporate, Interest and Other	(102)	—	(1)
Total	$(80)	$(118)	$(2,199)
The following table presents the pre-tax amount of items affecting comparability of income (expense) by financial statement line item in the Statement of Consolidated Income on page 52.  The items in the table below are explained on pages 34 through 36.

	Before Income Taxes
	2022	2021	2020

	(In millions)
Gains on asset sales, net	$98	$29	$79
Marketing, including purchased oil and gas	—	—	(53)
Operating costs and expenses	—	—	(20)
Exploration expenses, including dry holes and lease impairment	—	—	(153)
General and administrative expenses	(124)	—	(6)
Impairment and other	(54)	(147)	(2,126)
Total Items Affecting Comparability of Earnings Between Periods, Pre-Tax	$(80)	$(118)	$(2,279)
Reconciliations of GAAP and Non-GAAP Measures:
The following table reconciles reported net income (loss) attributable to Hess Corporation and adjusted net income (loss) attributable to Hess Corporation:

	2022	2021	2020

	(In millions)
Adjusted Net Income (Loss) Attributable to Hess Corporation:
Net income (loss) attributable to Hess Corporation	$2,096	$559	$(3,093)
Less: Total items affecting comparability of earnings between periods, after-tax	(80)	(118)	(2,199)
Adjusted Net Income (Loss) Attributable to Hess Corporation	$2,176	$677	$(894)
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	2022	2021	2020

	(In millions)
Net cash provided by operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$3,944	$2,890	$1,333
Changes in operating assets and liabilities	1,177	101	470
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$5,121	$2,991	$1,803
Adjusted net income (loss) attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income (loss) attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 34 through 36. Management uses adjusted net income (loss) to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
These measures are not, and should not be viewed as, substitutes for GAAP net income (loss) and net cash provided by (used in) operating activities.
Comparison of Results
Exploration and Production
Following is a summarized statement of income for our E&P operations:

	2022	2021	2020

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$11,324	$7,473	$4,667
Gains on asset sales, net	76	29	79
Other, net	102	64	31
Total revenues and non-operating income	11,502	7,566	4,777
Costs and Expenses
Marketing, including purchased oil and gas	3,394	2,119	1,067
Operating costs and expenses	1,186	965	895
Production and severance taxes	255	172	124
Midstream tariffs	1,193	1,094	946
Exploration expenses, including dry holes and lease impairment	208	162	351
General and administrative expenses	224	191	206
Depreciation, depletion and amortization	1,520	1,361	1,915
Impairment and other	54	147	2,126
Total costs and expenses	8,034	6,211	7,630
Results of Operations Before Income Taxes	3,468	1,355	(2,853)
Provision (benefit) for income taxes	1,072	585	(12)
Net Income (Loss) Attributable to Hess Corporation	$2,396	$770	$(2,841)
Excluding the E&P items affecting comparability of earnings between periods in the table on page 34, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, DD&A expense, exploration expenses and income taxes, as discussed below.

Selling Prices: Average worldwide realized crude oil selling prices, including hedging, were 43% higher in 2022 compared with the prior year, primarily due to the increase in Brent and WTI crude oil prices.  In addition, realized worldwide selling prices for NGL increased in 2022 by 15% and worldwide natural gas prices increased in 2022 by 23%, compared with the prior year.  In total, higher realized selling prices improved after-tax results by approximately $1,490 million, compared with 2021.  Our average selling prices were as follows:

	2022	2021	2020
Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$81.06	$55.57	$42.63
Offshore	81.38	60.09	45.92
Total United States	81.14	56.64	43.56
Guyana	89.86	68.57	46.41
Malaysia and JDA	89.77	71.00	37.91
Other (b)	93.67	66.39	51.37
Worldwide	85.76	60.08	44.28

Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$91.26	$59.90	$33.87
Offshore	91.51	64.77	36.55
Total United States	91.32	61.05	34.63
Guyana	96.52	71.07	37.40
Malaysia and JDA	89.77	71.00	37.91
Other (b)	101.92	69.25	43.42
Worldwide	94.15	63.90	35.52

Natural Gas Liquids – Per Barrel
United States
North Dakota	$35.09	$30.74	$11.29
Offshore	35.24	26.40	8.94
Worldwide	35.09	30.40	11.10

Natural Gas – Per Mcf
United States
North Dakota	$5.50	$4.08	$1.27
Offshore	6.21	3.25	1.23
Total United States	5.66	3.82	1.26
Malaysia and JDA	5.62	5.15	4.47
Other (b)	5.93	3.40	3.41
Worldwide	5.64	4.60	2.98
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for 2022 would be $89.50 per barrel for crude oil (including hedging) (2021: $64.25; 2020: $47.54), $97.89 per barrel for crude oil (excluding hedging) (2021: $68.07; 2020: $38.78), $35.44 per barrel for NGL (2021: $30.61; 2020: $11.29) and $5.76 per mcf for natural gas (2021: $4.71; 2020: $3.11).
(b)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021).
Crude oil hedging activities in 2022 were a net loss of $585 million before and after income taxes, and a net loss of $243 million before and after income taxes in 2021. For 2023, we have hedged 80,000 bopd with WTI put options with an average monthly floor price of $70 per barrel, and 10,000 bopd with Brent put options with an average monthly floor price of $75 per barrel. We expect option premium amortization, which will be reflected in realized selling prices, to reduce our results by approximately $30 million in the first quarter and by approximately $140 million for the full year 2023.

Production Volumes:  Our daily worldwide net production was as follows:

	2022	2021	2020

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	75	80	107
Offshore (a)	22	29	38
Total United States	97	109	145
Guyana	78	30	20
Malaysia and JDA	4	3	4
Other (b)	15	21	9
Total	194	163	178

Natural Gas Liquids – Barrels
United States
North Dakota	53	49	56
Offshore (a)	2	4	5
Total United States	55	53	61

Natural Gas – Mcf
United States
North Dakota	156	162	180
Offshore (a)	44	72	76
Total United States	200	234	256
Malaysia and JDA	360	347	291
Other (b)	10	10	7
Total	570	591	554

Barrels of Oil Equivalent	344	315	331

Crude oil and natural gas liquids as a share of total production	72%	69%	72%
(a)In November 2020, we sold our working interest in the Shenzi Field in the deepwater Gulf of Mexico. Net production from the Shenzi Field was 9,000 boepd for the year ended December 31, 2020.
(b)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021). Net production from Libya was 17,000 boepd for 2022 (2021: 20,000 boepd; 2020: 4,000 boepd). Net production from Denmark was 3,000 boepd for 2021 and 6,000 boepd for 2020.
In 2023, we expect net production to be in the range of 355,000 boepd to 365,000 boepd, compared with 2022 net production of 327,000 boepd, proforma for assets sold.
Net production variances related to 2022 and 2021 are summarized as follows:
United States:  North Dakota net production was lower in 2022 by 2,000 boepd primarily due to unplanned production shut-ins caused by severe winter weather partially offset by increased wells on-line. Total offshore net production was lower in 2022 primarily due to field decline and unplanned downtime at the Tubular Bells, Penn State, and Llano Fields.
International:  Net production in Guyana was higher in 2022 primarily due to production ramp up from the Liza Unity FPSO, which commenced production in February 2022 and reached its expected production capacity of 220,000 gross bopd in July 2022. Net production from Guyana included 7,000 bopd of tax barrels in 2022. There were no tax barrels in 2021.

Sales Volumes:  Higher sales volumes in 2022 increased after-tax earnings by approximately $490 million. Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	2022	2021	2020

	(In thousands)
Crude oil – barrels (a)	69,679	63,540	60,924
Natural gas liquids – barrels	19,843	19,406	22,397
Natural gas – mcf	208,001	215,589	202,917
Barrels of Oil Equivalent	124,189	118,878	117,141

Crude oil – barrels per day	191	174	167
Natural gas liquids – barrels per day	54	53	61
Natural gas – mcf per day	570	591	554
Barrels of Oil Equivalent Per Day	340	326	320
(a)Sales volumes in 2021 include 4.2 million barrels of crude oil that were stored on VLCCs at December 31, 2020 and sold in the first quarter of 2021.
Marketing, including purchased oil and gas (Marketing expense):  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. and Guyana marketing activities. Marketing expense was higher in 2022 compared to 2021 primarily due to higher third party crude oil volumes purchased and higher prices paid for purchased volumes. Marketing expense in 2021 included $173 million related to the cost of 4.2 million barrels of crude oil stored on two VLCCs in 2020 that were sold in 2021.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased primarily due to the production ramp up in Guyana from the Liza Unity FPSO, higher production and severance taxes associated with higher crude oil prices, increased maintenance activity in North Dakota, and higher workover costs in the Gulf of Mexico. On a per-unit basis, cash operating costs in 2022 reflect the higher costs partially offset by the impact of the higher production volumes compared with 2021.
Midstream Tariffs Expense:  Tariffs expense increased from 2021, primarily due to higher throughput volumes and minimum volume commitments in 2022.  In 2023, we estimate Midstream tariffs expense to be in the range of $1,230 million to $1,250 million.
DD&A Expense:  DD&A expense and per-unit rates were higher in 2022 compared with 2021 primarily due to higher production from Guyana following the startup of Liza Phase 2 in February 2022.
Unit Costs:  Unit cost per boe information is based on total E&P net production volumes and excludes items affecting comparability of earnings as disclosed on page 34.  Actual and forecast unit costs are as follows:

	Actual			Forecast range
	2022	2021	2020	2023
Cash operating costs (a)	$13.28	$11.55	$9.91	$13.50 — $14.50
DD&A expense (b)	12.13	11.84	15.80	$13.00 — $14.00
Total Production Unit Costs	$25.41	$23.39	$25.71	$26.50 — $28.50
(a)Cash operating costs per boe, excluding Libya, were $13.77 in 2022 (2021: $12.11; 2020: $9.85).
(b)DD&A expense per boe, excluding Libya, was $12.59 in 2022 (2021: $12.43; 2020: $15.98).
Exploration Expenses:  Exploration expenses, including items affecting comparability of earnings described below, were as follows:

	2022	2021	2020

	(In millions)
Exploratory dry hole costs (a)	$56	$11	$192
Exploration lease impairment	20	20	51
Geological and geophysical expense and exploration overhead	132	131	108
	$208	$162	$351
(a)Dry hole costs primarily related to the Fish/Tarpon-1 well and Banjo-1 well in 2022 and the Koebi-1 well in 2021 at the Stabroek Block, offshore Guyana. In 2020, dry hole costs primarily related to the Tanager-1 well in the Kaieteur Block, offshore Guyana, the Galapagos Deep and Oldfield-1 wells in the Gulf of Mexico and the write-off of previously capitalized exploratory wells (see Items Affecting Comparability of Earnings Between Periods below).
In 2023, we estimate exploration expenses, excluding dry hole expense, to be in the range of $160 million to $170 million.

Income Taxes: In 2022, E&P income tax expense was $1,072 million compared with income tax expense of $585 million in 2021, primarily due to higher pre-tax income in Libya and Guyana. Income tax expense from Libya operations was $527 million in 2022 compared with $436 million in 2021. We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream) and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with the requirements of GAAP.
On August 16, 2022 the United States enacted the Inflation Reduction Act of 2022, which includes a 15% book-income alternative minimum tax on corporations with average adjusted financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. The alternative minimum tax is designed to be a temporary acceleration of cash tax as amounts paid under such regime are creditable against the regular U.S. corporate income tax liability in following tax years. The impact of the excise tax provision will be reflected as a component of the cost of the repurchased shares and will be dependent on the extent of share repurchases made in future periods. We continue to evaluate the corporate alternative minimum tax and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate, as well as any other impacts the IRA may have on our financial position and results of operations.
Actual effective tax rates are as follows:

	2022	2021	2020
	%	%	%
Effective income tax benefit (expense) rate	(31)	(43)	—
Adjusted effective income tax benefit (expense) rate (a)	(19)	(15)	(5)
(a)Excludes any contribution from Libya and items affecting comparability of earnings.
In 2023, we estimate E&P income tax expense, excluding items affecting comparability of earnings between periods, to be in the range of $590 million to $600 million.
Items Affecting Comparability of Earnings Between Periods:  Reported E&P earnings include the following items affecting comparability of income (expense):

	Before Income Taxes			After Income Taxes
	2022	2021	2020	2022	2021	2020

	(In millions)
Impairment and other	$(54)	$(147)	$(2,126)	$(54)	$(147)	$(2,049)
Dry hole and lease impairment expenses	—	—	(152)	—	—	(150)
Crude oil inventories write-down	—	—	(53)	—	—	(52)
Severance costs	—	—	(26)	—	—	(26)
Gains on asset sales, net	76	29	79	76	29	79
	$22	$(118)	$(2,278)	$22	$(118)	$(2,198)
The pre-tax amounts of E&P items affecting comparability of income (expense) as presented in the Statement of Consolidated Income are as follows:

	Before Income Taxes
	2022	2021	2020

	(In millions)
Gains on asset sales, net	$76	$29	$79
Marketing, including purchased oil and gas	—	—	(53)
Operating costs and expenses	—	—	(20)
Exploration expenses, including dry holes and lease impairment	—	—	(153)
General and administrative expenses	—	—	(5)
Impairment and other	(54)	(147)	(2,126)
	$22	$(118)	$(2,278)
2022:
•Gains on asset sales, net:  We recognized a pre-tax gain of $76 million ($76 million after income taxes) associated with the sale of our interest in the Waha Concession in Libya.
•Impairment and other: We recorded charges of $28 million ($28 million after income taxes) that resulted from updates to our estimated abandonment liabilities for non-producing properties in the Gulf of Mexico and $26 million ($26 million after income taxes) related to the Penn State Field in the Gulf of Mexico. See Note 12, Impairment and Other in the Notes to Consolidated Financial Statements.
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
Midstream
Following is a summarized statement of income for our Midstream operations:

	2022	2021	2020

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,273	$1,204	$1,092
Other, net	8	10	10
Total revenues and non-operating income	1,281	1,214	1,102
Costs and Expenses
Operating costs and expenses	280	289	338
General and administrative expenses	23	22	21
Depreciation, depletion and amortization	181	166	157
Interest expense	150	105	95
Total costs and expenses	634	582	611
Results of Operations Before Income Taxes	647	632	491
Provision (benefit) for income taxes	27	15	7
Net income (loss)	620	617	484
Less: Net income (loss) attributable to noncontrolling interests	351	331	254
Net Income (Loss) Attributable to Hess Corporation	$269	$286	$230
Sales and other operating revenues increased from 2021 primarily due to higher throughput volumes and minimum volume commitments. Operating costs and expenses decreased primarily due to a planned maintenance turnaround at the Tioga Gas Plant in 2021, partially offset by increased operating and maintenance expenditures on expanded infrastructure in 2022. DD&A expense increased from 2021 primarily due to additional assets placed in service. Interest expense increased from 2021 primarily due to the $400 million of 5.500% fixed-rate senior unsecured notes issued in April 2022 and the $750 million of 4.250% fixed-rate senior unsecured notes issued in August 2021.

Excluding items affecting comparability of earnings, we estimate net income attributable to Hess Corporation from the Midstream segment to be in the range of $255 million to $265 million in 2023.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	2022	2021	2020

	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$124	$121	$114
Interest expense	353	376	373
Less: Capitalized interest	(10)	—	—
Interest expense, net	343	376	373
Corporate, Interest and Other expenses before income taxes	467	497	487
Provision (benefit) for income taxes	—	—	(6)
Corporate, Interest and Other expenses after income taxes	467	497	481
Items affecting comparability of earnings between periods, after income taxes	102	—	1
Total Corporate, Interest and Other Expenses After Income Taxes	$569	$497	$482
Corporate and other expenses, excluding items affecting comparability, were higher in 2022 compared to 2021 primarily due to higher legal and professional fees partially offset by higher interest income. Interest expense, net was lower in 2022 compared to 2021 due to the repayment of the Corporation's $1.0 billion term loan, and capitalized interest that commenced upon sanctioning of the Yellowtail development in Guyana in April 2022.
In 2023, after-tax Corporate and other expenses, excluding items affecting comparability of earnings between periods, are estimated to be in the range of $120 million to $130 million. Interest expense, net is estimated to be in the range of $305 million to $315 million in 2023.
Items Affecting Comparability of Earnings Between Periods:  Corporate, Interest and Other results included the following items affecting comparability of income (expense):
2022:
•Gains on asset sales, net: We recorded a pre-tax gain of $22 million ($22 million after income taxes) associated with the sale of real property related to our former downstream business.
•Litigation costs: We incurred pre-tax charges totaling $124 million ($124 million after income taxes) for litigation related costs associated with our former downstream business, HONX, Inc., which are included in General and administrative expenses in the Statement of Consolidated Income. See Note 17, Guarantees, Contingencies and Commitments and Note 20, Subsequent Events in the Notes to Consolidated Financial Statements.
2020:
•Severance costs: We incurred a pre-tax charge of $1 million ($1 million after income taxes) for employee termination benefits related to cost reduction initiatives.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources at December 31:

	2022	2021

	(In millions, except ratio)
Cash and cash equivalents (a)	$2,486	$2,713
Current portion of long-term debt	3	517
Total debt (b)	8,281	8,458
Total equity	8,496	7,026
Debt to capitalization ratio for debt covenants (c)	36.1%	42.3%
(a)Includes $4 million of cash attributable to our Midstream Segment at December 31, 2022 (2021: $2 million) of which, $3 million is held by Hess Midstream LP at December 31, 2022 (2021: $2 million).
(b)Includes $2,886 million of debt outstanding from our Midstream Segment at December 31, 2022 (2021: $2,564 million) that is non-recourse to Hess Corporation.
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

Cash Flows
The following table sets forth a summary of our cash flows:

	2022	2021	2020

	(In millions)
Net cash provided by (used in):
Operating activities	$3,944	$2,890	$1,333
Investing activities	(2,555)	(1,325)	(1,707)
Financing activities	(1,616)	(591)	568
Net Increase (Decrease) in Cash and Cash Equivalents	$(227)	$974	$194
Operating Activities:  Net cash provided by operating activities was $3,944 million in 2022 (2021: $2,890 million), while net cash provided by operating activities before changes in operating assets and liabilities was $5,121 million in 2022 (2021: $2,991 million).  Net cash provided by operating activities before changes in operating assets and liabilities increased from 2021 primarily due to higher realized selling prices and higher sales volumes. Changes in operating assets and liabilities in 2022 reduced net cash provided by operating activities by $1,177 million (2021: $101 million) reflecting payments of approximately $470 million for accrued Libyan income tax and royalties at December 31, 2021, premiums paid for crude oil hedge contracts, payments for abandonment activities, and the purchase of REDD+ carbon credits.
Investing Activities:  Additions to Property, Plant and Equipment were $2,725 million in 2022 (2021: $1,747 million).  The increase is primarily due to higher drilling and development activities in Guyana, the Bakken, Malaysia and JDA, and the Gulf of Mexico.  Proceeds from asset sales were $178 million in 2022 (2021: $427 million).
Financing Activities:  In 2022, we paid $630 million for settled common stock repurchases (2021: nil) and $465 million for common stock dividends (2021: $311 million). In 2021, we repaid $500 million of our $1 billion term loan, and in 2022, we repaid the remaining $500 million. In 2022, we received net proceeds of $146 million from the public offering of Class A shares in Hess Midstream LP (2021: $178 million). Borrowings in 2022 resulted from the issuance by HESM Opco of $400 million of 5.500% fixed-rate senior unsecured notes due 2030 while borrowings in 2021 related to the issuance by HESM Opco of $750 million of 4.250% fixed-rate senior unsecured notes due 2030. Net cash outflows to noncontrolling interests were $510 million in 2022 (2021: $664 million).
Future Capital Requirements and Resources
At December 31, 2022, we had $2.48 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.7 billion. We plan to return up to 75% of our annual adjusted free cash flow (defined as net cash provided by operating activities less capital expenditures and adjusted for debt repayments and net Midstream financing activities) to shareholders through dividends and common stock repurchases. In March 2022, we announced a 50% increase to our quarterly dividend on common stock, and in 2022, we repurchased approximately 5.4 million shares of common stock for $650 million ($20 million was paid subsequent to December 31, 2022). At December 31, 2022, we have fully utilized our Board authorized common stock repurchase program.
Net production in 2023 is forecast to be in the range of 355,000 boepd to 365,000 boepd, and we expect our 2023 E&P capital and exploratory expenditures will be approximately $3.7 billion, up from $2.7 billion in 2022. In 2023, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at December 31, 2022 will be sufficient to fund our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.

The table below summarizes the capacity, usage, and available capacity of our borrowing and letter of credit facilities at December 31, 2022:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	July 2027	$3,250	$—	$—	$—	$3,250
Uncommitted lines	Various (a)	83	—	83	83	—
Total – Hess Corporation		$3,333	$—	$83	$83	$3,250
Midstream
Revolving credit facility (b)	July 2027	$1,000	$18	$—	$18	$982
Total – Midstream		$1,000	$18	$—	$18	$982
(a)Uncommitted lines have expiration dates through 2023.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
In July 2022, we replaced our $3.5 billion revolving credit facility expiring in May 2024 with a new $3.25 billion revolving credit facility maturing in July 2027. The new facility, which is fully undrawn, can be used for borrowings and letters of credit. Borrowings on the new facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation's senior, unsecured, non-credit enhanced long-term debt. At December 31, 2022, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility.
In 2020, we entered into a $1 billion three year term loan agreement with a maturity date of March 16, 2023. Borrowings under the term loan generally bear interest at LIBOR plus an initial applicable margin of 2.25%. In July 2021, we repaid $500 million of the term loan, and in February 2022, we repaid the remaining $500 million.
The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). The indentures for the Corporation's fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of December 31, 2022, Hess Corporation was in compliance with these financial covenants. The most restrictive of the financial covenants relating to our fixed-rate senior unsecured notes and our revolving credit facility would allow us to borrow up to an additional $2,146 million of secured debt at December 31, 2022.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
In July 2022, HESM Opco, a consolidated subsidiary of Hess Midstream LP, amended and restated its credit agreement for its $1.4 billion senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. The amended and restated credit agreement, among other things, extended the maturity date from December 2024 to July 2027, increased the accordion feature to up to an additional $750 million, which does not represent a lending commitment from the lenders, and replaced LIBOR as the benchmark interest rate with SOFR. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities).  If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At December 31, 2022, borrowings of $18 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $400 million, excluding deferred issuance costs, were drawn under HESM Opco’s Term Loan A facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.

Credit Ratings
All three major credit rating agencies that rate the senior unsecured debt of Hess Corporation have assigned an investment grade credit rating. In June 2022, Moody’s Investors Service upgraded our senior unsecured ratings from Ba1 to Baa3 with a stable outlook. In March 2022, Standard and Poor’s Ratings Services affirmed our credit rating at BBB- with stable outlook. Fitch Ratings affirmed our BBB- credit rating with a positive outlook in August 2022.
At December 31, 2022, HESM Opco’s senior unsecured debt is rated BB+ by Standard and Poor’s Ratings Services and Fitch Ratings, and Ba2 by Moody’s Investors Service.
Cash Requirements:
Our cash obligations and commitments over the next twelve months include accounts payable, accrued liabilities, the current portion of long-term debt, interest, lease payments, and purchase obligations which cover a portion of our planned capital expenditure program in 2023 and include commitments for oil and gas production expenses, carbon credits, transportation and related contracts, seismic purchases and other normal business expenses.
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
•Purchase obligations: We were contractually committed at December 31, 2022 for certain long-term capital expenditures and operating expenses.  Long-term obligations for operating expenses include commitments for oil and gas production expenses, transportation and related contracts, carbon credits, seismic purchases and other normal business expenses.  See Note 17, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements.
•Asset retirement obligations: See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements.
•Post-retirement plan liabilities: We have certain unfunded post-retirement plans, including our post-retirement medical plan. See Note 9, Retirement Plans in the Notes to Consolidated Financial Statements.
•Uncertain income tax positions: See Note 14, Income Taxes in the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
See Note 17, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements.
Foreign Operations
We conduct E&P activities outside the U.S., principally in Guyana, the Joint Development Area of Malaysia/Thailand, Malaysia, Suriname, and Canada.  Therefore, we are subject to the risks associated with foreign operations.  See Item 1A. Risk Factors for further details.
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
Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  As discussed in Item 1A. Risk Factors, crude oil prices are volatile which can have an impact on our proved reserves. Crude oil prices used in the determination of proved reserves at December 31, 2022 were $94.13 per barrel for WTI (2021: $66.34) and $97.98 per barrel for Brent (2021: $68.92). At December 31, 2022, spot prices closed at $80.26 per barrel for WTI and $81.33 per barrel for Brent. If crude oil prices in 2023 are at levels below that used in determining 2022 proved reserves, we may recognize negative revisions to our December 31, 2023 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2023 above those used in determining 2022 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2023.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves at December 31, 2023, due to numerous currently unknown factors, including 2023 crude oil prices, the amount of any additions to proved reserves, positive or negative revisions in proved reserves related to 2023 reservoir performance, the levels to which industry costs will change in response to 2023 crude oil prices, and management’s plans as of December 31, 2023 for developing proved undeveloped reserves.  A 10% change in proved developed and proved undeveloped reserves at December 31, 2022 would result in an approximate $175 million pre-tax change in depreciation, depletion, and amortization expense for 2023 based on projected production volumes.  See the Supplementary Oil and Gas Data on pages 87 through 96 in the accompanying financial statements for additional information on our oil and gas reserves.
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

Hess Midstream LP: We consolidate the activities of our interest in Hess Midstream LP, which qualifies as a variable interest entity (VIE) under U.S. generally accepted accounting principles.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power through Hess Corporation’s approximate 41% consolidated ownership interest in Hess Midstream LP to direct those activities that most significantly impact the economic performance of Hess Midstream LP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to Hess Midstream LP.  This conclusion was based on a qualitative analysis that considered Hess Midstream LP’s governance structure, the commercial agreements between Hess Midstream LP and us, and the voting rights established between the members, which provide us the ability to control the operations of Hess Midstream LP.
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
The accounting standards require the evaluation of all available positive and negative evidence giving weight based on the evidence’s relative objectivity.  In evaluating potential sources of positive evidence, we consider the reversal of taxable temporary differences, taxable income in carryback and carryforward periods, the availability of tax planning strategies, the existence of appreciated assets, estimates of future taxable income, and other factors.  Estimates of future taxable income are based on assumptions of oil and gas reserves, selling prices, and other subjective operating assumptions that are consistent with internal business forecasts.  In evaluating potential sources of negative evidence, we consider a cumulative loss in recent years, any history of operating losses or tax credit carryforwards expiring unused, losses expected in early future years, unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years, and any carryback or carryforward period so brief that a significant deductible temporary difference expected to reverse in a single year would limit realization of tax benefits.  We remained in a recent cumulative loss position in the United States (non-Midstream) and Malaysia at December 31, 2022.  A recent cumulative loss constitutes objective negative evidence to which the accounting standards require we assign significant weight relative to subjective evidence such as our estimates of future taxable income.  We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream), and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions.
At December 31, 2022, the Consolidated Balance Sheet reflects a $3,658 million valuation allowance against the net deferred tax assets for multiple jurisdictions based on the evaluation of the accounting standards described above. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence. There is a reasonable possibility that if anticipated future earnings come to fruition and no other unforeseen negative evidence materializes, sufficient positive evidence may become available to support the release of all or a portion of the Company's valuation allowance in these jurisdictions in the near term. This would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.
Asset Retirement Obligations:  We have legal obligations to remove and dismantle long‑lived assets and to restore land or seabed at certain E&P locations.  In accordance with generally accepted accounting principles, we recognize a liability for the fair value of required asset retirement obligations.  In addition, the fair value of any legally required conditional asset retirement obligation is recorded if the liability can be reasonably estimated.  We capitalize such costs as a component of the carrying amount of the underlying assets in the period in which the liability is incurred.  In subsequent periods, the liability is accreted, and the asset is depreciated over the useful life of the related asset.  We estimate the fair value of these obligations by discounting projected future payments that will be required to satisfy the obligations.  In determining these estimates, we are required to make several assumptions and judgments related to the scope of dismantlement, timing of settlement, interpretation of legal requirements, inflationary factors and discount rate.  In addition, there are other external factors, which could significantly affect the ultimate settlement costs or timing for these obligations including changes in environmental regulations and other statutory requirements, fluctuations in industry costs and foreign currency exchange rates and advances in technology.  As a result, our estimates of asset retirement obligations are subject to revision due to the factors described above.  Changes in estimates prior to settlement result in adjustments to both the liability and related asset values, unless the field has ceased production, in which case changes are recognized in our Consolidated Statement of Income.  See Note 8, Asset Retirement Obligations.
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

Discount rates used for measuring the present value of future plan obligations and net periodic benefit cost:  The discount rates used to estimate our projected benefit obligations and net periodic benefit cost is based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations.  At December 31, 2022, a 0.25% decrease in the discount rate assumptions would increase projected benefit obligations by approximately $65 million and would increase forecasted 2023 annual net periodic benefit expense by approximately $2 million.  The increase in the projected benefit obligations would decrease the funded status of our pension plans, but any decrease in the funded status would be partially mitigated by increases in the fair value of fixed income investments in the asset portfolios.
Expected long-term rates of returns on plan assets:  The expected rate of return on plan assets is developed from the expected future returns for each asset category, weighted by the target allocation of plan assets to that asset category.  The future expected rate of return assumptions for individual asset categories are largely based on inputs from various investment experts regarding their future return expectations for particular asset categories.  At December 31, 2022, a 0.25% decrease in the expected long-term rates of return on plan assets assumption would increase forecasted 2023 annual net periodic benefit expense by approximately $5 million.
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
Environmental Matters
We recognize that climate change is a global environmental concern. We assess, monitor and take measures to reduce our carbon footprint at existing and planned operations. The EPA has adopted a series of GHG monitoring, reporting, and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting further legislation to reduce GHG emissions. For example, in November 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA issued a supplemental proposed rule on November 15, 2022, which provided additional information, including regulatory text, about the November 2021 proposed rule. The supplemental proposed rule would impose more stringent requirements than are currently applicable on the natural gas and oil industry. In addition, the IRA includes a methane emissions reduction program for petroleum and natural gas systems, which requires the EPA to impose a “waste emissions charge” on excess methane emissions from certain natural gas and oil sources that are required to report under EPA’s Greenhouse Gas Reporting Program beginning January 1, 2024 and also provides significant funding and incentives for research and development of competing low carbon energy production methods. Furthermore, states have taken measures to reduce emissions of GHGs, primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. At the international level, the Paris Agreement on climate change aimed to enhance global response to global temperature changes and to reduce GHG emissions, among other things. We are committed to complying with all GHG emissions regulations that apply to our operations, including those related to venting or flaring of natural gas, and the responsible management of GHG emissions at our facilities. While we monitor climate-related regulatory initiatives and international public policy issues, the current state of ongoing international climate initiatives and any related domestic actions make it difficult to assess the timing or effect on our operations or to predict with certainty the future costs that we may incur in order to comply with future international treaties, legislation or new regulations. However, future restrictions on emissions of GHGs, or related measures to encourage use of low carbon energy could result in higher capital expenditures and operating expenses for us and the oil and gas industry in general and may reduce demand for our products, as described under Regulatory, Legal and Environmental Risks in Item 1A. Risk Factors.
We will have continuing expenditures for environmental assessment and remediation. Sites where corrective action may be necessary include E&P facilities, sites from discontinued operations where we retained liability and, although not currently significant, EPA “Superfund” sites where we have been named a potentially responsible party. We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. For additional information, see Item 3. Legal Proceedings. At December 31, 2022, our reserve for estimated remediation liabilities was approximately $55 million. We expect that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites. Our remediation spending was approximately $23 million in 2022 (2021: $16 million; 2020: $15 million). The amount of other expenditures incurred to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.
As an element of our EHS and SR strategy, we purchase carbon credits annually to offset 100 percent of our estimated Scope 3 business travel emissions and 100 percent of our estimated Scope 1 and Scope 3 emissions associated with operating the Corporation’s truck fleet, aviation activities (aircraft and helicopters) and personal and rental vehicle miles driven on company business. We also offset purchased electricity used in our operations from nonrenewable sources by purchasing renewable energy certificates. The cost of these purchased and retired renewable energy certificates was not material to our financial results in 2022 and was included in Operating costs and expenses in the Statement of Consolidated Income.
In December 2022, we announced an agreement with the Government of Guyana to purchase 37.5 million REDD+ carbon credits, including current and future issuances, for a minimum of $750 million from 2022 through 2032 to prevent deforestation and support sustainable development in Guyana. These credits will be on the ART Registry and will be independently verified to represent permanent and additional emissions reductions under ART's REDD+ Environmental Standard 2.0 (TREES). This agreement adds to the Corporation's ongoing emissions reduction efforts and is an important part of our commitment to achieve net zero Scope 1 and 2 greenhouse gas emissions on a net equity basis by 2050. In December 2022, we purchased 5 million REDD+ carbon credits registered on the ART Registry for $75 million under this agreement, which is included in non-current Other assets in the Consolidated Balance Sheet.
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
Instruments:  We primarily use forward commodity contracts, foreign exchange forward contracts, futures, swaps, and options in our risk management activities.  These contracts are generally widely traded instruments with standardized terms.  The following describes these instruments and how we use them:
•Swaps:  We use financially settled swap contracts with third parties as part of our financial risk management activities.  Cash flows from swap contracts are determined based on underlying commodity prices, interest rates or foreign exchange rates and are typically settled over the life of the contract.
•Forward Foreign Exchange Contracts:  We enter into forward contracts, primarily for the British Pound and Malaysian Ringgit, which commit us to buy or sell a fixed amount of those currencies at a predetermined exchange rate on a future date.
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
Financial Risk Management Activities
We have outstanding foreign exchange contracts with notional amounts totaling $177 million at December 31, 2022 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of approximately $20 million, respectively, at December 31, 2022.
At December 31, 2022, our total long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,281 million and a fair value of $8,192 million. A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $465 million or $515 million, respectively. Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022, as stated in their report, which is included herein.

By	/s/ John P. Rielly	By	/s/ John B. Hess
	John P. Rielly Executive Vice President and Chief Financial Officer		John B. Hess Chief Executive Officer
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hess Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Hess Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hess Corporation and consolidated subsidiaries (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2022 and 2021, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hess Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hess Corporation and consolidated subsidiaries (the “Corporation”) as of December 31, 2022 and 2021, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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

Depreciation, depletion and amortization of proved oil and natural gas properties
Description of the Matter	The net book value of the Corporation’s exploration and production assets was $11,917 million at December 31, 2022, and depreciation, depletion and amortization (DD&A) expense was $1,520 million for the year then ended. As described in Note 1 to the consolidated financial statements, the Corporation follows the successful efforts method of accounting for its oil and gas exploration and production activities. Under this method, capitalized costs to acquire oil and natural gas properties are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. Proved oil and gas reserves are prepared using standard geological and engineering methods generally recognized in the petroleum industry based on evaluations of estimated in-place hydrocarbon volumes using financial and non-financial inputs. Significant judgment is required by the Corporation’s internal engineering staff in interpreting the data used to estimate reserves. Estimating proved reserves also requires the selection and evaluation of inputs, including historical production, oil and natural gas price assumptions as well as future operating and capital costs assumptions, among others. Management used independent petroleum engineering specialists to audit approximately 89% of the Corporation's proved reserves at December 31, 2022 as prepared by the Corporation’s internal engineering staff.

Auditing the Corporation's DD&A expense calculation is especially complex because of the use of the work of the Corporation's internal engineering staff and the independent petroleum engineering specialists and the evaluation of management's determination of the inputs described above used by these engineering specialists in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the DD&A expense calculation. This included controls over the completeness and accuracy of the financial data used in estimating proved oil and gas reserves.

Our testing of the Corporation’s DD&A expense calculation included, among other procedures, evaluating the professional qualifications and objectivity of the Corporation’s internal petroleum engineering specialist responsible for overseeing the preparation of the Corporation’s reserve estimates and of the independent petroleum engineering specialist used to audit the estimates. On a sample basis, we tested the completeness and accuracy of the financial data used in the estimation of proved oil and gas reserves by agreeing significant inputs to source documentation, where available, and assessing the inputs for reasonableness based on review of corroborative evidence and consideration of any contrary evidence. Additionally, we performed analytic and lookback procedures on select inputs into the oil and gas reserve estimate as well as on the outputs. Finally, we tested that the DD&A expense calculations are based on the appropriate proved oil and gas reserve balances from the Corporation’s reserve report.

/s/ Ernst & Young LLP
We have served as the Corporation’s auditor since 1971
New York, New York
February 24, 2023

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2022	2021

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,486	$2,713
Accounts receivable:
From contracts with customers	1,041	1,062
Joint venture and other	121	149
Inventories	217	223
Other current assets	66	199
Total current assets	3,931	4,346
Property, plant and equipment:
Total — at cost	32,592	31,178
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,494	16,996
Property, plant and equipment — net	15,098	14,182
Operating lease right-of-use assets — net	570	352
Finance lease right-of-use assets — net	126	144
Goodwill	360	360
Deferred income taxes	133	71
Post-retirement benefit assets	648	409
Other assets	829	651
Total Assets	$21,695	$20,515
Liabilities
Current Liabilities:
Accounts payable	$285	$220
Accrued liabilities	1,840	1,710
Taxes payable	47	528
Current portion of long-term debt	3	517
Current portion of operating and finance lease obligations	221	89
Total current liabilities	2,396	3,064
Long-term debt	8,278	7,941
Long-term operating lease obligations	469	394
Long-term finance lease obligations	179	200
Deferred income taxes	418	383
Asset retirement obligations	1,034	1,005
Other liabilities and deferred credits	425	502
Total Liabilities	13,199	13,489
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares:
Issued — 306,176,864 shares (2021: 309,744,953)	306	310
Capital in excess of par value	6,206	6,017
Retained earnings	1,474	379
Accumulated other comprehensive income (loss)	(131)	(406)
Total Hess Corporation stockholders’ equity	7,855	6,300
Noncontrolling interests	641	726
Total equity	8,496	7,026
Total Liabilities and Equity	$21,695	$20,515
The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME

	Year Ended December 31,
	2022	2021	2020

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$11,324	$7,473	$4,667
Gains on asset sales, net	101	29	87
Other, net	145	81	50
Total revenues and non-operating income	11,570	7,583	4,804

Costs and Expenses
Marketing, including purchased oil and gas	3,328	2,034	936
Operating costs and expenses	1,452	1,229	1,218
Production and severance taxes	255	172	124
Exploration expenses, including dry holes and lease impairment	208	162	351
General and administrative expenses	531	340	357
Interest expense	493	481	468
Depreciation, depletion and amortization	1,703	1,528	2,074
Impairment and other	54	147	2,126
Total costs and expenses	8,024	6,093	7,654
Income (Loss) Before Income Taxes	3,546	1,490	(2,850)
Provision (benefit) for income taxes	1,099	600	(11)
Net Income (Loss)	2,447	890	(2,839)
Less: Net income (loss) attributable to noncontrolling interests	351	331	254
Net Income (Loss) Attributable to Hess Corporation	$2,096	$559	$(3,093)

Net Income (Loss) Attributable to Hess Corporation Per Common Share:
Basic	$6.80	$1.82	$(10.15)
Diluted	$6.77	$1.81	$(10.15)
Weighted Average Number of Common Shares Outstanding:
Basic	308.1	307.4	304.8
Diluted	309.6	309.3	304.8
Common Stock Dividends Per Share	$1.50	$1.00	$1.00
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Net Income (Loss)	$2,447	$890	$(2,839)
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	585	243	(547)
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—
Net effect of hedge (gains) losses reclassified to income	585	243	(547)
Change in fair value of cash flow hedges	(517)	(315)	649
Income taxes on change in fair value of cash flow hedges	—	—	—
Net change in fair value of cash flow hedges	(517)	(315)	649
Change in derivatives designated as cash flow hedges, after taxes	68	(72)	102
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	201	355	(205)
Income taxes on actuarial changes in plan liabilities	(5)	—	—
(Increase) reduction in unrecognized actuarial losses, net	196	355	(205)
Amortization of net actuarial losses	12	66	47
Income taxes on amortization of net actuarial losses	(1)	—	—
Net effect of amortization of net actuarial losses	11	66	47
Change in pension and other postretirement plans, after taxes	207	421	(158)
Other Comprehensive Income (Loss)	275	349	(56)
Comprehensive Income (Loss)	2,722	1,239	(2,895)
Less: Comprehensive income (loss) attributable to noncontrolling interests	351	331	254
Comprehensive Income (Loss) Attributable to Hess Corporation	$2,371	$908	$(3,149)
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$2,447	$890	$(2,839)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) on asset sales, net	(101)	(29)	(87)
Depreciation, depletion and amortization	1,703	1,528	2,074
Impairment and other	54	147	2,126
Exploratory dry hole costs	56	11	192
Exploration lease impairment	20	20	51
Pension settlement loss	2	9	—
Stock compensation expense	83	77	79
Noncash (gains) losses on commodity derivatives, net	548	216	260
Provision (benefit) for deferred income taxes and other tax accruals	309	122	(53)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(301)	(748)	267
(Increase) decrease in inventories	2	135	(117)
Increase (decrease) in accounts payable and accrued liabilities	50	241	(533)
Increase (decrease) in taxes payable	(465)	447	(16)
Changes in other operating assets and liabilities	(463)	(176)	(71)
Net cash provided by (used in) operating activities	3,944	2,890	1,333

Cash Flows From Investing Activities
Additions to property, plant and equipment – E&P	(2,487)	(1,584)	(1,896)
Additions to property, plant and equipment – Midstream	(238)	(163)	(301)
Proceeds from asset sales, net of cash sold	178	427	493
Other, net	(8)	(5)	(3)
Net cash provided by (used in) investing activities	(2,555)	(1,325)	(1,707)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	(86)	(80)	152
Debt with maturities of greater than 90 days:
Borrowings	420	750	1,000
Repayments	(510)	(510)	—
Cash dividends paid	(465)	(311)	(309)
Common stock acquired and retired	(630)	—	—
Proceeds from sale of Class A shares of Hess Midstream LP	146	178	—
Noncontrolling interests, net	(510)	(664)	(261)
Employee stock options exercised	52	77	15
Payments on finance lease obligations	(9)	(10)	(7)
Other, net	(24)	(21)	(22)
Net cash provided by (used in) financing activities	(1,616)	(591)	568

Net Increase (Decrease) in Cash and Cash Equivalents	(227)	974	194
Cash and Cash Equivalents at Beginning of Year	2,713	1,739	1,545
Cash and Cash Equivalents at End of Year	$2,486	$2,713	$1,739
See accompanying Notes to Consolidated Financial Statements.

 HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	$305	$5,591	$3,535	$(699)	$8,732	$974	$9,706
Net income (loss)	—	—	(3,093)	—	(3,093)	254	(2,839)
Other comprehensive income (loss)	—	—	—	(56)	(56)	—	(56)
Share-based compensation	2	93	(5)	—	90	—	90
Dividends on common stock	—	—	(307)	—	(307)	—	(307)
Noncontrolling interests, net	—	—	—	—	—	(259)	(259)
Balance at December 31, 2020	$307	$5,684	$130	$(755)	$5,366	$969	$6,335
Net income (loss)	—	—	559	—	559	331	890
Other comprehensive income (loss)	—	—	—	349	349	—	349
Share-based compensation	3	153	—	—	156	—	156
Dividends on common stock	—	—	(310)	—	(310)	—	(310)
Sale of Class A shares of Hess Midstream LP	—	152	—	—	152	103	255
Repurchase of Class B units of Hess Midstream Operations LP	—	28	—	—	28	(390)	(362)
Noncontrolling interests, net	—	—	—	—	—	(287)	(287)
Balance at December 31, 2021	$310	$6,017	$379	$(406)	$6,300	$726	$7,026
Net income (loss)	—	—	2,096	—	2,096	351	2,447
Other comprehensive income (loss)	—	—	—	275	275	—	275
Share-based compensation	1	136	—	—	137	—	137
Dividends on common stock	—	—	(465)	—	(465)	—	(465)
Sale of Class A shares of Hess Midstream LP	—	130	—	—	130	88	218
Repurchase of Class B units of Hess Midstream Operations LP	—	32	—	—	32	(215)	(183)
Common stock acquired and retired	(5)	(109)	(536)	—	(650)	—	(650)
Noncontrolling interests, net	—	—	—	—	—	(309)	(309)
Balance at December 31, 2022	$306	$6,206	$1,474	$(131)	$7,855	$641	$8,496
See accompanying Notes to Consolidated Financial Statements.

1.  Nature of Operations, Basis of Presentation and Summary of Accounting Policies
Unless the context indicates otherwise, references to “Hess”, “the Corporation”, “Registrant”, “we”, “us” and “our” refer to the consolidated business operations of Hess Corporation and its affiliates.
Nature of Business:  Hess Corporation, incorporated in the State of Delaware in 1920, is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 41% consolidated ownership interest in Hess Midstream LP at December 31, 2022 (see Note 4, Hess Midstream LP) provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
Basis of Presentation and Principles of Consolidation: The consolidated financial statements include the accounts of Hess Corporation and entities in which we own more than a 50% voting interest.  We consolidate Hess Midstream LP, a variable interest entity, based on our conclusion that we have the power through Hess Corporation’s approximate 41% consolidated ownership interest in Hess Midstream LP to direct those activities that most significantly impact the economic performance of Hess Midstream LP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to Hess Midstream LP. Our undivided interests in unincorporated oil and gas E&P ventures are proportionately consolidated.  Investments in affiliated companies, 20% to 50% owned and where we have the ability to influence the operating or financial decisions of the affiliate, are accounted for using the equity method.
Estimates and Assumptions:  In preparing financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the Consolidated Balance Sheet and revenues and expenses in the Statement of Consolidated Income.  Actual results could differ from those estimates.  Estimates made by management include oil and gas reserves, asset and other valuations, depreciable lives, post-retirement liabilities, legal and environmental obligations, asset retirement obligations and income taxes.
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
For long-term international natural gas contracts with ship-or-pay provisions, our obligation to stand-ready to provide a minimum volume over each commitment period represents separate, distinct performance obligations.  Penalties owed against future deliveries of natural gas due to delivery of volumes below minimum delivery commitments are recognized as reductions to revenue in the commitment period when the shortfall occurs.  Long-term international natural gas contracts may also contain take-or-pay provisions whereby the customer is required to pay for volumes not taken that are below minimum volume commitments, but the customer has certain make-up rights to receive shortfall volumes in subsequent periods.  Shortfall payments received from customers when volumes purchased are below the minimum volume commitment are deferred upon receipt as a contract liability.  Revenue is recognized at the earlier of when we deliver the make-up volumes in subsequent periods or when it becomes remote that the customer will exercise their make-up rights.
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

Contract Duration and Pricing:
Contracts with customers for the sale of U.S. crude oil, NGL, and natural gas primarily include those contracts that involve the short-term sale of volumes during a specified period, and those contracts that automatically renew on a periodic basis until either party cancels.  We have certain long-term contracts with customers for the sale of U.S. natural gas and NGL that have remaining durations ranging from one to ten years.
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
Contract Balances:
Our right to receive or collect payment from the customer is aligned with the timing of revenue recognition except in situations when we receive shortfall payments under contracts with take-or-pay provisions with customer make-up rights. Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, NGL, or natural gas. At December 31, 2022, contract liabilities of $24 million (2021: $24 million) resulted from a take-or-pay deficiency payment received in 2021 that is subject to a make-up period expiring in December 2023. At December 31, 2022 and 2021, there were no contract assets.
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
Revenue from Non-customers:
In Guyana, the joint venture partners (Co-Venturers) to the Stabroek Block petroleum agreement are subject to the income tax laws of Guyana and remain primarily liable for income taxes due on the results of operations, resulting in recognition of income tax expense. Pursuant to the contractual arrangements of the petroleum agreement, a portion of gross production from the block, separate from the Co-Venturers’ cost oil and profit oil entitlement, is used to satisfy the Co-Venturers’ income tax liability. This portion of gross production, referred to as tax barrels, is included in our reported production volumes and is recognized as sales revenue from non-customers.
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
Impairment of Goodwill:  Goodwill is tested for impairment annually on October 1st or when events or circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit exceeds its fair value, an impairment loss would be recorded for the excess of the carrying value over fair value, limited by the amount of goodwill allocated to the reporting unit.  At December 31, 2022, goodwill of $360 million relates to the Midstream operating segment.
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
Leases with an initial term of 12 months or less are not recorded on the balance sheet as permitted under ASC 842, Leases.  We recognize lease cost for short-term leases on a straight-line basis over the term of the lease.  Some of our leases with initial terms of 12 months or less include one or more options to renew.  The renewal option is at our sole discretion and is not included in the lease term for measurement of the lease obligation unless we are reasonably certain at the commencement date of the lease, to renew the lease.
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
Asset Retirement Obligations:  We have legal obligations to remove and dismantle long‑lived assets and to restore land or the seabed at certain E&P locations.  We initially recognize a liability for the fair value of legally required asset retirement obligations in the period in which the retirement obligations are incurred and capitalize the associated asset retirement costs as part of the carrying amount of the long‑lived assets.  In subsequent periods, the liability is accreted over the useful life of the related asset, and the capitalized asset retirement costs are depreciated over proved developed oil and gas reserves using the units of production method or the useful life of the related asset.  Fair value is determined by applying a credit adjusted risk-free rate to the undiscounted expected future abandonment expenditures.  Changes in estimates prior to settlement result in adjustments to both the liability and related asset values, unless the field has ceased production, in which case changes are recognized in the Statement of Consolidated Income.

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
Foreign Currency Remeasurement:  The U.S. Dollar is the functional currency (primary currency in which business is conducted) for our foreign operations.  Adjustments resulting from remeasuring monetary assets and liabilities that are denominated in a currency other than the functional currency are recorded in Other, net in the Statement of Consolidated Income.
Maintenance and Repairs:  Maintenance and repairs are expensed as incurred.  Capital improvements are recorded as additions in Property, plant and equipment.
Environmental Expenditures:  We accrue and expense the undiscounted environmental costs necessary to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable.  At year‑end 2022, our reserve for estimated remediation liabilities was approximately $55 million.  Environmental expenditures that increase the life or efficiency of property or reduce or prevent future adverse impacts to the environment are capitalized. The cost of REDD+ carbon credits are recorded in Other assets in the Consolidated Balance Sheet and will be expensed when retired to offset emissions.
2.  Inventories
Inventories at December 31 were as follows:

	2022	2021

	(In millions)
Crude oil and natural gas liquids	$63	$52
Materials and supplies	154	171
Total Inventories	$217	$223
3.  Property, Plant and Equipment
Property, plant and equipment at December 31 were as follows:

	2022	2021

	(In millions)
Exploration and Production
Unproved properties	$149	$184
Proved properties	2,660	2,877
Wells, equipment and related facilities	25,182	23,745
	27,991	26,806
Midstream	4,571	4,342
Corporate and Other	30	30
Total — at cost	32,592	31,178
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,494	16,996
Property, Plant and Equipment — Net	$15,098	$14,182

Capitalized Exploratory Well Costs:  The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31 and the changes therein during the respective years:

	2022	2021	2020

	(In millions)
Balance at January 1	$681	$459	$584
Additions to capitalized exploratory well costs pending the determination of proved reserves	298	222	111
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(93)	—	(111)
Capitalized exploratory well costs charged to expense	—	—	(125)
Balance at December 31	$886	$681	$459
Number of Wells at December 31	43	35	22
During the three years ended December 31, 2022, additions to capitalized exploratory well costs primarily related to drilling at the Stabroek Block (Hess 30%), offshore Guyana. At December 31, 2022, 36 exploration and appraisal wells on the Stabroek Block, with a total cost of $732 million, were capitalized pending determination of proved reserves. Other additions to capitalized exploratory wells costs in 2022 included the Huron-1 well (Hess 40%) in the Gulf of Mexico, and the Zanderij-1 well on Block 42 (Hess 33%), offshore Suriname.
Reclassifications to wells, facilities and equipment based on the determination of proved reserves in 2022 resulted from the sanction of the Yellowtail Field development, the fourth sanctioned project on the Stabroek Block. In 2020, reclassifications to wells, facilities and equipment resulted from sanctions of the Payara Field development, the third sanctioned project on the Stabroek Block, and an additional phase of development at the North Malay Basin, offshore Peninsular Malaysia.
Capitalized exploratory well costs charged to expense in 2020 of $125 million primarily related to the northern portion of the Shenzi Field (Hess 28%) in the Gulf of Mexico. The preceding table excludes well costs incurred and expensed during 2022 of $56 million (2021: $11 million; 2020: $67 million).
Exploratory well costs capitalized for greater than one year following completion of drilling were $585 million at December 31, 2022, separated by year of completion as follows (in millions):

2021	$222
2020	54
2019	140
2018	105
2017 and prior	64
$585
Guyana:  Approximately 91% of the capitalized well costs in excess of one year relate to successful exploration and appraisal wells where hydrocarbons were encountered on the Stabroek Block (Hess 30%). In the fourth quarter of 2022, the operator submitted a development plan for the Uaru Field, the fifth development project on the Stabroek Block, to the Government of Guyana for approval. The operator also plans further appraisal drilling on the block and is conducting pre-development planning for additional phases of development.
JDA:  Approximately 7% of the capitalized well costs in excess of one year relates to the JDA (Hess 50%) in the Gulf of Thailand, where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18. The operator has submitted a development plan concept to the regulator to facilitate ongoing commercial negotiations for an extension of the existing gas sales contract to include development of the western part of the block.
Malaysia:  Approximately 2% of the capitalized well costs in excess of one year relates to North Malay Basin (Hess 50%), offshore Peninsular Malaysia, where hydrocarbons were encountered in one successful exploration well. Pre-development studies are ongoing.
4.  Hess Midstream LP
In December 2019, Hess Midstream Partners’ organizational structure converted from a master limited partnership into an “Up-C” structure in which Hess Midstream Partners’ public unitholders received newly issued Class A shares in a new public entity named Hess Midstream LP (Hess Midstream), which is taxed as a corporation for U.S. federal and state income tax purposes.  Hess Midstream Partners changed its name to “Hess Midstream Operations LP” (HESM Opco) and became a consolidated subsidiary of Hess Midstream, the new publicly listed entity.  As consideration for the acquisition, Hess and Global Infrastructure Partners (GIP) each received a cash payment of $301 million and approximately 115 million newly issued HESM Opco Class B units.  After giving effect to the acquisition and related transactions, public shareholders of Class A shares in Hess Midstream owned 6% of the consolidated entity on an as-exchanged basis and Hess and GIP each owned 47% of the consolidated entity on an as-exchanged basis, primarily through their ownership of Class B units in HESM Opco that are exchangeable into Class A shares of Hess Midstream on a one-for-one basis.
In March 2021, Hess Midstream completed an underwritten public equity offering of 6.9 million Hess Midstream Class A shares held by Hess and GIP. Hess received net proceeds of $70 million from the public offering. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $56 million and $41 million, respectively. The increase to Noncontrolling interests of $41 million is comprised of $14 million resulting from the change in ownership interest and $27 million from an increase to deferred tax assets resulting from a change in the difference between the carrying amount and tax basis of Hess Midstream's investment in HESM Opco.
In August 2021, HESM Opco repurchased 31.25 million HESM Opco Class B units held by Hess and GIP for $750 million. HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due 2030 in a private offering to finance the repurchase. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $28 million, and an increase in deferred tax assets and Noncontrolling interests of $15 million resulting from a change in the difference between the carrying amount and tax basis of Hess Midstream's investment in HESM Opco. The $375 million paid to GIP reduced Noncontrolling interests.
In October 2021, Hess Midstream completed an underwritten public equity offering of approximately 8.6 million Hess Midstream Class A Shares held by Hess and GIP. Hess received net proceeds of $108 million from the public offering. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $96 million and $62 million, respectively. The increase to Noncontrolling interests of $62 million is comprised of $12 million resulting from the change in ownership interest and $50 million from an increase to deferred tax assets resulting from a change in the difference between the carrying amount and tax basis of Hess Midstream's investment in HESM Opco.
In April 2022, Hess Midstream completed an underwritten public equity offering of approximately 10.2 million Hess Midstream Class A shares held by Hess and GIP. Hess received net proceeds of $146 million from the public offering. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $130 million and $88 million, respectively. The increase to Noncontrolling interests of $88 million is comprised of $16 million resulting from the change in ownership interest and $72 million from an increase to deferred tax assets resulting from a change in the difference between the carrying amount and tax basis of Hess Midstream's investment in HESM Opco.
Concurrent with the April 2022 public offering, HESM Opco repurchased approximately 13.6 million HESM Opco Class B units held by Hess and GIP for $400 million. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $32 million, and an increase in deferred tax assets and Noncontrolling interests of $17 million resulting from a change in the difference between the carrying amount and tax basis of Hess Midstream's investment in HESM Opco. The $200 million paid to GIP reduced Noncontrolling interests.
After giving effect to the above transactions in 2022 and 2021, public shareholders of Class A shares of Hess Midstream own approximately 18%, and Hess and GIP each own approximately 41%, of the consolidated entity on an as-exchanged basis at December 31, 2022.
Little Missouri 4 (LM4) is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream and Targa Resources Corp. Hess Midstream has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. In 2022, processing fees were $21 million (2021: $28 million; 2020: $26 million) and are included in Operating costs and expenses in the Statement of Consolidated Income.
At December 31, 2022, Hess Midstream liabilities totaling $3,027 million (2021: $2,694 million) are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream included cash and cash equivalents totaling $3 million (2021: $2 million), property, plant and equipment, net totaling $3,173 million (2021: $3,125 million) and the equity-method investment in LM4 of $94 million (2021: $102 million).

5.  Accrued Liabilities
The following table provides detail of our accrued liabilities at December 31:

	2022	2021

	(In millions)
Accrued operating and marketing expenditures	$522	$462
Accrued capital expenditures	499	479
Current portion of asset retirement obligations	207	185
Accrued payments to royalty and working interest owners	201	253
Accrued interest on debt	143	138
Accrued compensation and benefits	132	124
Other accruals	136	69
Total Accrued Liabilities	$1,840	$1,710
6.  Leases
Operating and finance lease obligations at December 31 included in the Consolidated Balance Sheet were as follows:

	Operating Leases		Finance Leases

	2022	2021	2022	2021

	(In millions)
Right-of-use assets — net (a)	$570	$352	$126	$144
Lease obligations:
Current	$200	$70	$21	$19
Long-term	469	394	179	200
Total lease obligations	$669	$464	$200	$219
(a)At December 31, 2022, finance lease ROU assets had a cost of $212 million (2021: $212 million) and accumulated amortization of $86 million (2021: $68 million).
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
The nature of our leasing arrangements at December 31, 2022 was as follows:
Operating leases:  In the normal course of business, we primarily lease drilling rigs, equipment, logistical assets (offshore vessels, aircraft, and shorebases), and office space.
Finance leases:  In 2018, we entered into a sale and lease-back arrangement for a floating storage and offloading vessel (FSO) to handle produced condensate at North Malay Basin, offshore Peninsular Malaysia.  At December 31, 2022, the remaining lease term for the FSO was 10.8 years.

Maturities of lease obligations at December 31, 2022 were as follows:

	Operating Leases	Finance Leases

	(In millions)
2023	$225	$36
2024	133	36
2025	98	36
2026	83	31
2027	45	22
Remaining years	185	122
Total lease payments (a)	769	283
Less: Imputed interest	(100)	(83)
Total lease obligations	$669	$200
(a)Excludes lease payments of $153 million under an agreement to lease a deepwater drilling rig to be used in the Gulf of Mexico. The agreement was executed prior to December 31, 2022, but lease commencement will not occur until 2023.
The following information relates to the operating and finance leases at December 31:

	Operating Leases		Finance Leases
	2022	2021	2022	2021
Weighted average remaining lease term	6.8 years	9.9 years	10.8 years	11.8 years
Range of remaining lease terms	0.3 - 13.5 years	0.1 - 14.5 years	10.8 years	11.8 years
Weighted average discount rate	4.5%	4.1%	7.9%	7.9%
The components of lease costs were as follows:

	2022	2021	2020

	(In millions)
Operating lease cost	$114	$88	$200
Finance lease cost:
Amortization of leased assets	18	24	31
Interest on lease obligations	18	18	20
Short-term lease cost (a)	311	137	199
Variable lease cost (b)	33	21	38
Sublease income (c)	(18)	(17)	(15)
Total lease cost	$476	$271	$473
(a)Short-term lease cost is primarily attributable to equipment used in global exploration, development, production, and crude oil marketing activities.  Future short-term lease costs will vary based on activity levels of our operated assets. In 2022, short-term lease cost included drilling rigs and offshore support vessels used for an exploration well and abandonment activity in the Gulf of Mexico and workover rigs for maintenance activities in the Bakken.
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

Supplemental cash flow information related to leases were as follows:

	Operating Leases			Finance Leases

	2022	2021	2020	2022	2021	2020

	(In millions)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows (a)	$126	$87	$218	$18	$18	$20
Financing cash flows (a)	—	—	—	19	18	17
Noncash transactions:
Leased assets recognized for new lease obligations incurred (b)	294	12	51	—	—	—
Changes in leased assets and lease obligations due to lease modifications (c)	16	29	123	—	—	—
(a)Amounts represent gross lease payments before any recovery from partners.
(b)In 2022, primarily related to new leases for drilling rigs in the Bakken and in North Malay Basin.
(c)In 2020, primarily related to negotiated extensions of an office lease and offshore drilling rig leases.
7.  Debt
Total debt at December 31 consisted of the following:

	2022	2021

	(In millions)
Debt – Hess Corporation:
Senior unsecured fixed-rate public notes:
3.500% due 2024	$300	$299
4.300% due 2027	996	995
7.875% due 2029	464	464
7.300% due 2031	629	628
7.125% due 2033	537	537
6.000% due 2040	742	742
5.600% due 2041	1,237	1,236
5.800% due 2047	494	494
Total senior unsecured fixed-rate public notes	5,399	5,395
Term loan facility	—	497
Fair value adjustments – interest rate hedging	(4)	2
Total Debt – Hess Corporation	$5,395	$5,894

Debt – Midstream (Hess Midstream Operations LP):
Senior unsecured fixed-rate public notes:
5.625% due 2026	$793	$791
5.125% due 2028	544	543
4.250% due 2030	740	739
5.500% due 2030	395	—
Total senior unsecured fixed-rate public notes	2,472	2,073
Term Loan A facility	396	387
Revolving credit facility	18	104
Total Debt – Midstream	$2,886	$2,564

Total Debt:
Current portion of long-term debt	$3	$517
Long-term debt	8,278	7,941
Total Debt	$8,281	$8,458

At December 31, 2022, the maturity profile of total debt was as follows:

	Total	Hess Corporation	Midstream

	(In millions)
2023	$3	$—	$3
2024	312	300	12
2025	22	—	22
2026	833	—	833
2027	1,348	1,000	348
Thereafter	5,838	4,138	1,700
Total Borrowings	8,356	5,438	2,918
Less: Deferred financing costs and discounts	(75)	(43)	(32)
Total Debt (excluding interest)	$8,281	$5,395	$2,886
In 2022, capitalized interest was $10 million (2021: $0 million; 2020: $0 million).
Debt – Hess Corporation:
Senior unsecured fixed-rate public notes:
At December 31, 2022, Hess Corporation’s fixed-rate senior unsecured notes had a gross principal amount of $5,438 million (2021: $5,438 million) and a weighted average interest rate of 5.9% (2021: 5.9%). The indentures for our fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of December 31, 2022, Hess Corporation was in compliance with this financial covenant.
Term loan and credit facility:
In March 2020, we entered into a $1 billion three year term loan agreement with a maturity date of March 16, 2023. In July 2021, we repaid $500 million of the $1 billion outstanding under the term loan. In February 2022, we repaid the remaining $500 million, which was classified as Current portion of long-term debt in our Consolidated Balance Sheet at December 31, 2021.
In July 2022, Hess Corporation replaced its $3.5 billion revolving credit facility expiring in May 2024 with a new $3.25 billion revolving credit facility maturing in July 2027. The new facility, which is fully undrawn, can be used for borrowings and letters of credit. Borrowings on the new facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation's senior, unsecured, non-credit enhanced long-term debt. At December 31, 2022, Hess Corporation had no outstanding borrowings or letters of credit under this facility.
The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). As of December 31, 2022, Hess Corporation was in compliance with these financial covenants.
Other outstanding letters of credit at December 31 were as follows:

	2022	2021

	(In millions)
Committed lines	$—	$29
Uncommitted lines (a)	83	230
Total	$83	$259
(a)At December 31, 2022, uncommitted lines have expiration dates through 2023.
The most restrictive of the financial covenants related to our fixed-rate senior unsecured notes and revolving credit facility would allow us to borrow up to an additional $2,146 million of secured debt at December 31, 2022.
Debt – Midstream:
Senior unsecured fixed-rate public notes:
At December 31, 2022, HESM Opco’s fixed-rate senior unsecured notes had a gross principal amount of $2,500 million (2021: $2,100 million) and a weighted average interest rate of 5.1% (2021: 5.0%). HESM Opco's senior unsecured notes are guaranteed by certain of HESM Opco’s direct and indirect wholly owned material domestic subsidiaries. These senior unsecured notes are non-recourse to Hess Corporation.

In April 2022, HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due in 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase of approximately 13.6 million HESM Opco Class B units held by Hess and GIP. In August 2021, HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due in 2030 in a private offering to finance the repurchase of 31.25 million HESM Opco Class B units held by Hess and GIP.
Credit facilities:
In July 2022, HESM Opco amended and restated its credit agreement for its $1.4 billion of senior secured syndicated credit facilities consisting of a $1.0 billion revolving credit facility and a fully drawn $400 million term loan facility. The amended and restated credit agreement, among other things, extended the maturity date from December 2024 to July 2027, increased the accordion feature to up to an additional $750 million, which does not represent a lending commitment from the lenders, and replaced LIBOR as the benchmark interest rate with SOFR. Borrowings under the new term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the new syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities).  If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter.  HESM Opco was in compliance with these financial covenants at December 31, 2022. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions.  At December 31, 2022, borrowings of $18 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $400 million, excluding deferred issuance costs, were drawn under HESM Opco’s Term Loan A facility.  Borrowings under these credit facilities are non-recourse to Hess Corporation.
8.  Asset Retirement Obligations
The following table describes the changes in our asset retirement obligations for the years ended December 31:

	2022	2021

	(In millions)
Balance at January 1	$1,190	$999
Liabilities incurred	126	229
Liabilities settled or disposed of	(213)	(207)
Accretion expense	48	44
Revisions of estimated liabilities	92	126
Foreign currency remeasurement	(2)	(1)
Balance at December 31	$1,241	$1,190

Total Asset Retirement Obligations at December 31:
Current portion of asset retirement obligations	$207	$185
Long-term asset retirement obligations	1,034	1,005
Total at December 31	$1,241	$1,190
The liabilities incurred in 2022 primarily relate to operations in Guyana and Malaysia while liabilities incurred in 2021 primarily relate to operations in the U.S. and Guyana.  In June 2021, the U.S. Bankruptcy Court approved the bankruptcy plan of Fieldwood Energy LLC (Fieldwood), which included the abandonment of certain assets, including seven offshore Gulf of Mexico leases and related facilities in the West Delta Field that were formerly owned by us and sold to a Fieldwood predecessor in 2004, and the discharge of Fieldwood’s obligation to decommission these facilities. Our decommissioning obligation derived from our former ownership of the facilities. Liabilities incurred in 2021 include $147 million representing the estimated abandonment obligations for the West Delta Field.
The liabilities settled or disposed of in 2022 primarily result from abandonment activity completed in the Gulf of Mexico and the Bakken. Liabilities settled or disposed of in 2021 primarily result from the sale of our interests in Denmark and abandonment activity completed in the Gulf of Mexico and the Bakken.  Revisions of estimated liabilities in 2022 primarily reflect changes in service and equipment rates while revisions of estimated liabilities in 2021 primarily reflect an acceleration of planned abandonment activity in the Gulf of Mexico and changes in service and equipment rates.

Sinking fund deposits that are legally restricted for purposes of settling asset retirement obligations, which are reported in non-current Other assets in the Consolidated Balance Sheet, were $261 million at December 31, 2022 (2021: $233 million).
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
The following table summarizes the benefit obligations, the fair value of plan assets, and the funded status of our pension and postretirement medical plans:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2022	2021	2022	2021	2022	2021

	(In millions)
Change in Benefit Obligation
Balance at January 1,	$2,948	$3,085	$248	$269	$59	$65
Service cost	33	41	11	10	3	3
Interest cost	66	52	3	3	1	1
Actuarial (gain) loss (a)	(818)	(126)	(38)	(8)	(7)	(3)
Plan settlements	(266)	(10)	—	(24)	—	—
Benefit payments	(90)	(90)	(12)	(2)	(4)	(7)
Plan amendments	—	2	—	—	—	—
Foreign currency exchange rate changes	(71)	(6)	—	—	—	—
Balance at December 31, (b)	$1,802	$2,948	$212	$248	$52	$59
Change in Fair Value of Plan Assets
Balance at January 1,	$3,357	$3,043	$—	$—	$—	$—
Actual return on plan assets	(469)	417	—	—	—	—
Employer contributions	1	6	12	26	4	7
Plan settlements	(266)	(10)	—	(24)	—	—
Benefit payments	(90)	(90)	(12)	(2)	(4)	(7)
Foreign currency exchange rate changes	(83)	(9)	—	—	—	—
Balance at December 31,	$2,450	$3,357	$—	$—	$—	$—

Funded Status (Plan assets greater (less) than benefit obligations) at December 31,	$648	$409	$(212)	$(248)	$(52)	$(59)

Unrecognized Net Actuarial (Gains) Losses	$337	$501	$23	$66	$(27)	$(21)
(a)Changes in discount rates resulted in actuarial gains of $874 million in 2022 (2021: $178 million of actuarial gains). Changes in mortality assumptions resulted in actuarial losses of $8 million in 2022 (2021: $7 million of actuarial losses). Changes in all other assumptions, including inflation and demographic assumptions, resulted in actuarial losses of $3 million in 2022 (2021: $34 million of actuarial losses of which $36 million of actuarial losses related to changes in the inflation assumptions for our U.K. pension plan).
(b)At December 31, 2022, the accumulated benefit obligation for the funded and unfunded defined benefit pension plans was $1,743 million and $180 million, respectively (2021: $2,856 million and $208 million, respectively).

  Amounts recognized in the Consolidated Balance Sheet at December 31 consisted of the following:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2022	2021	2022	2021	2022	2021

	(In millions)
Noncurrent assets	$648	$409	$—	$—	$—	$—
Current liabilities	—	—	(24)	(34)	(6)	(6)
Noncurrent liabilities	—	—	(188)	(214)	(46)	(53)
Pension assets / (accrued benefit liability)	$648	$409	$(212)	$(248)	$(52)	$(59)

Accumulated other comprehensive (income) loss, pre-tax (a)	$337	$501	$23	$66	$(27)	$(21)
(a)The after‑tax deficit reflected in Accumulated other comprehensive income (loss) was $131 million at December 31, 2022 (2021: $338 million deficit).
The net periodic benefit cost for funded and unfunded pension plans, and the postretirement medical plan, is as follows:

	Pension Plans			Postretirement Medical Plan
	2022	2021	2020	2022	2021	2020

	(In millions)
Service cost	$44	$51	$50	$3	$3	$3
Interest cost	69	55	73	1	1	1
Expected return on plan assets	(196)	(197)	(180)	—	—	—
Amortization of unrecognized net actuarial losses (gains)	11	58	48	(1)	(1)	(1)
Settlement loss	2	9	—	—	—	—
Net Periodic Benefit Cost / (Income) (a)	$(70)	$(24)	$(9)	$3	$3	$3
(a)Net non-service cost, which is included in Other, net in the Statement of Consolidated Income, was income of $114 million in 2022 (2021: $75 million of income; 2020: $59 million of income).
In 2022, the Hess Corporation Employees’ Pension Plan purchased a single premium annuity contract at a cost of $166 million using assets of the plan to settle and transfer certain of its obligations to a third party. This partial settlement resulted in a noncash settlement loss of $13 million to recognize unamortized actuarial losses.
In 2022, the HOVENSA Legacy Employees' Pension Plan paid lump sums of $20 million to certain participants, and purchased a single premium annuity contract at a cost of $80 million, to settle the plan's projected benefit obligation in connection with terminating the plan. The settlement transactions resulted in a noncash settlement gain of $11 million to recognize unamortized actuarial gains. The assets remaining after settlement of the plan's projected benefit obligation of $15 million were transferred to the Hess Corporation Employees' Pension Plan in December 2022.
In 2023, we forecast service cost for our pension and postretirement medical plans to be approximately $40 million and net non-service cost of approximately $60 million of income, which is comprised of interest cost of approximately $100 million, and estimated expected return on plan assets of approximately $160 million.
Assumptions:  The weighted average actuarial assumptions used to determine benefit obligations at December 31 and net periodic benefit cost for the three years ended December 31 for our funded and unfunded pension plans were as follows:

	2022	2021	2020
Benefit Obligations:
Discount rate	5.0%	2.5%	2.2%
Rate of compensation increase	4.0%	3.8%	3.8%

Net Periodic Benefit Cost:
Discount rate
Service cost	3.3%	2.6%	3.2%
Interest cost	3.0%	1.7%	2.6%
Expected rate of return on plan assets	6.5%	6.6%	6.7%
Rate of compensation increase	3.8%	3.8%	3.8%

The actuarial assumptions used to determine benefit obligations at December 31 for the postretirement medical plan were as follows:

	2022	2021	2020
Discount rate	4.9%	2.4%	1.9%
Initial health care trend rate	6.3%	5.5%	6.0%
Ultimate trend rate	4.0%	4.0%	4.5%
Year in which ultimate trend rate is reached	2046	2046	2038
The assumptions used to determine net periodic benefit cost for each year were established at the end of each previous year. In 2022 and 2021, there was an interim remeasurement of the funded status of certain plans due to plan settlements which resulted in net periodic benefit cost being recalculated for the remainder of the year using assumptions as of the interim remeasurement dates. The assumptions disclosed in the preceding table used to determine net periodic benefit cost for 2022 and 2021 are a weighted average of the assumptions as of the end of the previous year and the interim remeasurement dates. The assumptions used to determine benefit obligations were established at each year end.  The net periodic benefit cost and the actuarial present value of benefit obligations are based on actuarial assumptions that are reviewed on an annual basis.  Discount rates are developed based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations.
The overall expected rate of return on plan assets is developed from the expected future returns for each asset category, weighted by the target allocation of assets to that asset category.  The future expected rate of return assumptions for individual asset categories are largely based on inputs from various investment experts regarding their future return expectations for particular asset categories. The expected rate of return on plan assets is applied to the fair value of plan assets to determine the expected return on plan assets component of net periodic benefit cost for the year.
Our investment strategy is to maximize long‑term returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes.  Asset classes and target allocations are determined by our investment committee and include domestic and foreign equities, fixed income, and other investments, including hedge funds, real estate and private equity.  Investment managers are prohibited from investing in securities issued by us unless indirectly held as part of an index strategy.  The majority of plan assets are highly liquid, providing ample liquidity for benefit payment requirements.  Subsequent to December 31, 2022, we updated our target allocations to 30% equity securities, 50% fixed income securities (including cash and short‑term investment funds) and 20% to all other types of investments.  Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.

Fair value:  The following tables provide the fair value of the financial assets of the funded pension plans at December 31, 2022 and 2021 in accordance with the fair value measurement hierarchy described in Note 1, Nature of Operations, Basis of Presentation and Summary of Accounting Policies.

	Level 1	Level 2	Level 3	Net Asset Value (c)	Total

	(In millions)
December 31, 2022
Cash and Short-Term Investment Funds	$51	$—	$—	$—	$51
Equities:
U.S. equities (domestic)	409	—	—	11	420
International equities (non-U.S.)	62	11	—	306	379
Global equities (domestic and non-U.S.)	—	5	—	90	95
Fixed Income:
Treasury and government related (a)	—	364	—	—	364
Mortgage-backed securities (b)	—	142	—	18	160
Corporate	—	304	—	8	312
Other:
Hedge funds	—	—	—	75	75
Private equity funds	—	—	—	374	374
Real estate funds	9	—	—	211	220
Total investments	$531	$826	$—	$1,093	$2,450
December 31, 2021
Cash and Short-Term Investment Funds	$19	$—	$—	$—	$19
Equities:
U.S. equities (domestic)	601	—	—	87	688
International equities (non-U.S.)	73	56	—	375	504
Global equities (domestic and non-U.S.)	—	7	—	224	231
Fixed Income:
Treasury and government related (a)	—	361	—	41	402
Mortgage-backed securities (b)	—	128	—	63	191
Corporate	128	452	—	55	635
Other:
Hedge funds	—	—	—	81	81
Private equity funds	—	—	—	382	382
Real estate funds	29	—	—	195	224
Total investments	$850	$1,004	$—	$1,503	$3,357
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
The following describes the financial assets of the funded pension plans:
Cash and short‑term investment funds – Consists of cash on hand and short-term investment funds that provide for daily investments and redemptions which are classified as Level 1.
Equities – Consists of individually held U.S. and international equity securities.  This investment category also includes funds that consist primarily of U.S. and international equity securities.  Equity securities, which are individually held and are traded actively on exchanges, are classified as Level 1.  Certain funds, consisting primarily of equity securities, are classified as Level 2 if the NAV is determined and published daily, and is the basis for current transactions.  Commingled funds, consisting primarily of equity securities, are valued using the NAV per fund share.
Fixed income investments – Consists of individually held securities issued by the U.S. government, non-U.S. governments, governmental agencies, municipalities and corporations, and agency and non-agency mortgage-backed securities.  This investment category also includes funds that consist primarily of fixed income securities.  Individual fixed income securities are generally valued on the basis of evaluated prices from independent pricing services. Such prices are monitored by the trustee, which also serves as the independent third-party custodial firm responsible for safekeeping assets of the particular plan, and are classified as Level 2.  Exchange-traded funds consisting of fixed income securities are classified as Level 1. Certain funds, consisting primarily of fixed income securities, are classified as Level 2 if the NAV is determined and published daily, and is the basis for current transactions.  Commingled funds, consisting primarily of fixed income securities, are valued using the NAV per fund share.
Other investments – Consists of exchange‑traded real estate investment trust securities, which are classified as Level 1.  Commingled funds and limited partnership investments in hedge funds, private equity and real estate funds are valued at the NAV per fund share.
Contributions and estimated future benefit payments:  In 2023, we expect to contribute approximately $12 million to our funded pension plans.
Estimated future benefit payments by the funded and unfunded pension plans, and the postretirement medical plan, which reflect expected future service, are as follows (in millions):

2023	$108
2024	112
2025	112
2026	159
2027	115
Years 2028 to 2032	616
We also have defined contribution plans for certain eligible employees.  Employees may contribute a portion of their compensation to these plans and we match a portion of the employee contributions.  We recorded expense of $22 million in 2022 for contributions to these plans (2021: $18 million; 2020: $22 million).

10.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	Other (a)	E&P Total
2022
Sales of net production volumes:
Crude oil revenue	$3,407	$2,771	$134	$509	$6,821	$—	$—	$6,821
Natural gas liquids revenue	703	—	—	—	703	—	—	703
Natural gas revenue	438	—	739	21	1,198	—	—	1,198
Sales of purchased oil and gas	2,978	53	—	112	3,143	—	—	3,143
Intercompany revenue	—	—	—	—	—	1,273	(1,273)	—
Total sales (b)	7,526	2,824	873	642	11,865	1,273	(1,273)	11,865
Other operating revenues (c)	(312)	(188)	—	(41)	(541)	—	—	(541)
Total sales and other operating revenues	$7,214	$2,636	$873	$601	$11,324	$1,273	$(1,273)	$11,324
2021
Sales of net production volumes:
Crude oil revenue	$2,958	$765	$83	$519	$4,325	$—	$—	$4,325
Natural gas liquids revenue	594	—	—	—	594	—	—	594
Natural gas revenue	350	—	655	10	1,015	—	—	1,015
Sales of purchased oil and gas	1,638	16	—	95	1,749	—	—	1,749
Intercompany revenue	—	—	—	—	—	1,204	(1,204)	—
Total sales (b)	5,540	781	738	624	7,683	1,204	(1,204)	7,683
Other operating revenues (c)	(162)	(27)	—	(21)	(210)	—	—	(210)
Total sales and other operating revenues	$5,378	$754	$738	$603	$7,473	$1,204	$(1,204)	$7,473
2020
Sales of net production volumes:
Crude oil revenue	$1,898	$278	$34	$153	$2,363	$—	$—	$2,363
Natural gas liquids revenue	253	—	—	—	253	—	—	253
Natural gas revenue	144	—	477	10	631	—	—	631
Sales of purchased oil and gas	831	5	—	11	847	—	—	847
Intercompany revenue	—	—	—	—	—	1,092	(1,092)	—
Total sales (b)	3,126	283	511	174	4,094	1,092	(1,092)	4,094
Other operating revenues (c)	478	67	—	28	573	—	—	573
Total sales and other operating revenues	$3,604	$350	$511	$202	$4,667	$1,092	$(1,092)	$4,667
(a)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022, and our interests in Denmark, which were sold in August 2021.
(b)Guyana crude oil revenue includes $230 million of revenue from non-customers in 2022. There was no sales revenue from non-customers in 2021 or 2020.
(c)Other operating revenues are not a component of revenues from contracts with customers. Included within other operating revenues are gains (losses) on commodity derivatives of $(585) million in 2022, $(243) million in 2021, and $547 million in 2020.
11.  Dispositions
2022: We completed the sale of our 8% interest in the Waha Concession in Libya for net cash consideration of $150 million and recognized a pre-tax gain of $76 million ($76 million after income taxes). We also completed the sale of real property related to our former downstream business for cash consideration of $24 million and recognized a pre-tax gain of $22 million ($22 million after income taxes).
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

12.  Impairment and Other
Oil and Gas Properties:
In September 2022, we recorded a pre-tax charge of $28 million ($28 million after income taxes) that resulted from updates to our estimated abandonment liabilities for non-producing properties in the Gulf of Mexico and $26 million ($26 million after income taxes) to fully impair the net book value of our interests in the Penn State Field in the Gulf of Mexico due to a mechanical issue on the field's remaining production well.
In June 2021, we recognized a charge of $147 million ($147 million after income taxes) in connection with estimated abandonment obligations for seven leases in the West Delta Field in the Gulf of Mexico, which we sold to a Fieldwood predecessor in 2004. See Note 8, Asset Retirement Obligations.
As a result of the significant decline in crude oil prices due to the global economic slowdown from COVID-19, we reviewed our oil and gas properties within the Exploration and Production operating segment for impairment in the first quarter of 2020. We recognized pre-tax impairment charges in the first quarter of 2020 to reduce the carrying value of our oil and gas properties and certain related ROU assets at the North Malay Basin in Malaysia by $755 million ($755 million after income taxes), the South Arne Field in Denmark by $670 million ($594 million after income taxes), and in the Gulf of Mexico, the Stampede Field by $410 million ($410 million after income taxes) and the Tubular Bells Field by $270 million ($270 million after income taxes) primarily as a result of a lower long-term crude oil price outlook. The impairment charges were based on estimates of fair value at March 31, 2020 determined by discounting internally developed future net cash flows, a Level 3 fair value measurement.
Other Assets:
In the first quarter of 2020, we recognized impairment charges totaling $21 million pre-tax ($20 million after income taxes) related to drilling rig ROU assets in the Bakken and surplus materials and supplies.
13.  Share-based Compensation
We have established and maintain LTIP for the granting of restricted common shares, PSUs and stock options to our employees.  At December 31, 2022, the total number of authorized common stock under the LTIP was 63.5 million shares, of which we have 21.5 million shares available for issuance.  Share‑based compensation expense consisted of the following:

	2022	2021	2020

	(In millions)
Restricted stock	$52	$49	$51
Performance share units	20	18	18
Stock options	11	10	10
Share-based compensation expense before income taxes	$83	$77	$79
Income tax benefit on share-based compensation expense	$—	$—	$—
Based on share‑based compensation awards outstanding at December 31, 2022, unearned compensation expense, before income taxes, of $82 million is expected to be recognized over a weighted average period of 1.8 years.
Our share-based compensation plans can be summarized as follows:
Restricted stock:
Restricted stock generally vests equally on an annual basis over a three-year term and is valued based on the prevailing market price of our common stock on the date of grant.  The following is a summary of restricted stock award activity in 2022:

	Shares of Restricted Common Stock	Weighted - Average Price on Date of Grant

	(In thousands, except per share amounts)
Outstanding at January 1, 2022	1,616	$62.33
Granted	595	101.72
Vested (a)	(850)	60.75
Forfeited	(49)	78.50
Outstanding at December 31, 2022	1,312	$80.61
(a)In 2022, restricted stock with a vesting date fair value of $86 million were vested (2021: $72 million; 2020: $51 million).

Performance share units:
PSUs generally vest three years from the date of grant and are valued using a Monte Carlo simulation on the date of grant.  The number of shares of common stock to be issued under a PSU agreement is based on a comparison of the Corporation’s total shareholder return (TSR) to the TSR of a predetermined group of peer companies and the S&P 500 index over a three-year performance period ending December 31 of the year prior to settlement of the grant.  Payouts of the performance share awards will range from 0% to 200% of the target awards based on the Corporation’s TSR ranking within the peer group.  Dividend equivalents for the performance period will accrue on performance shares but will only be paid out on earned shares after the performance period.  The following is a summary of PSU activity in 2022:

	Performance Share Units	Weighted - Average Fair Value on Date of Grant

	(In thousands, except per share amounts)
Outstanding at January 1, 2022	733	$70.17
Granted	178	114.59
Vested (a)	(224)	71.35
Forfeited	(1)	114.59
Outstanding at December 31, 2022	686	$81.25
(a)In 2022, PSU’s with a vesting date fair value of $37 million were vested (2021: $30 million; 2020: $48 million).
The following weighted average assumptions were utilized to estimate the fair value of PSU awards:

	2022	2021	2020
Risk free interest rate	1.59%	0.29%	0.52%
Stock price volatility	0.584	0.579	0.374
Contractual term in years	3.0	3.0	3.0
Grant date price of Hess common stock	$101.17	$75.04	$49.72
Stock options:
Stock options vest over three years from the date of grant, have a 10‑year term, and the exercise price equals the market price of our common stock on the date of grant.  The following is a summary of stock options activity in 2022:

	Number of options (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2022	2,087	$61.15	6.5 years
Granted	269	101.17
Exercised	(872)	59.50
Forfeited	(3)	101.17
Outstanding at December 31, 2022	1,481	$69.31	6.6 years
At December 31, 2022, there were 1.5 million outstanding stock options (0.8 million exercisable) with a weighted average exercise price of $69.31 per share ($62.39 per share for exercisable options), a weighted average remaining contractual life of 6.6 years (5.3 years for exercisable options) and an aggregate intrinsic value of $107 million ($63 million for exercisable options). The intrinsic value of stock options exercised in 2022 was $44 million (2021: $45 million, 2020: $3 million).
The following weighted average assumptions were utilized to estimate the fair value of stock options:

	2022	2021	2020
Risk free interest rate	1.66%	0.95%	0.64%
Stock price volatility	0.457	0.470	0.372
Dividend yield	1.48%	1.33%	2.01%
Expected life in years	6.0	6.0	6.0
Weighted average fair value per option granted	$39.51	$29.66	$14.30
In estimating the fair value of PSUs and stock options, the risk-free interest rate is based on the expected term of the award and is obtained from published sources.  The stock price volatility is determined from the historical stock prices of the Corporation using the expected term.

14.  Income Taxes
The provision (benefit) for income taxes consisted of:

	2022	2021	2020

	(In millions)
United States
Federal
Current	$—	$—	$(4)
Deferred taxes and other accruals	22	12	6
State	5	3	(1)
	27	15	1
Foreign
Current (a)	789	478	48
Deferred taxes and other accruals	283	107	(60)
	1,072	585	(12)
Provision (Benefit) For Income Taxes	$1,099	$600	$(11)
(a)Primarily comprised of Libya and Guyana in 2022 and Libya in 2021 and 2020.
Income (loss) before income taxes consisted of the following:

	2022	2021	2020

	(In millions)
United States (a)	$569	$143	$(1,509)
Foreign	2,977	1,347	(1,341)
Income (Loss) Before Income Taxes	$3,546	$1,490	$(2,850)
(a)Includes substantially all of our interest expense, corporate expense and the results of commodity hedging activities.
The difference between our effective income tax rate and the U.S. statutory rate is reconciled below:

	2022	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations (a)	16.5	28.0	12.1
State income taxes, net of federal income tax	0.1	0.2	0.1
Valuation allowance on current year operations	(4.8)	(5.3)	(36.5)
Noncontrolling interests in Midstream	(1.6)	(4.0)	1.7
Credits	—	—	2.0
Equity and executive compensation	(0.2)	0.4	(0.1)
Other	—	—	0.1
Total	31.0%	40.3%	0.4%
(a)The variance in effective income tax rates attributable to the effect of foreign operations is primarily driven by Libya.

The components of deferred tax liabilities and deferred tax assets at December 31, were as follows:

	2022	2021

	(In millions)
Deferred Tax Liabilities
Property, plant and equipment and investments	$(1,742)	$(1,712)
Other	(99)	(38)
Total Deferred Tax Liabilities	(1,841)	(1,750)
Deferred Tax Assets
Net operating loss carryforwards	4,226	4,323
Tax credit carryforwards	98	89
Property, plant and equipment and investments	233	258
Accrued compensation, deferred credits and other liabilities	85	71
Asset retirement obligations	279	258
Other	293	277
Total Deferred Tax Assets	5,214	5,276
Valuation allowances (a)	(3,658)	(3,838)
Total deferred tax assets, net of valuation allowances	1,556	1,438
Net Deferred Tax Assets (Liabilities)	$(285)	$(312)
(a)In 2022, the valuation allowance decreased by $180 million (2021: decrease of $1,553 million; 2020: increase of $657 million).
In the Consolidated Balance Sheet, deferred tax assets and liabilities are netted by taxing jurisdiction and are recorded at December 31, as follows:

	2022	2021

	(In millions)
Deferred income taxes (long-term asset)	$133	$71
Deferred income taxes (long-term liability)	(418)	(383)
Net Deferred Tax Assets (Liabilities)	$(285)	$(312)
At December 31, 2022, we have recognized a gross deferred tax asset related to net operating loss carryforwards of $4,226 million before application of valuation allowances.  The deferred tax asset is comprised of $128 million attributable to foreign net operating losses which will begin to expire in 2025, $3,607 million attributable to U.S. federal operating losses which will begin to expire in 2034, and $491 million attributable to losses in various U.S. states which will begin to expire in 2023.  The deferred tax asset attributable to foreign net operating losses, net of valuation allowances, is $23 million.  A full valuation allowance is established against the deferred tax asset attributable to U.S. federal and state net operating losses, except for $24 million of U.S. federal and $5 million of U.S. state deferred tax assets attributable to Midstream activities for which separate U.S. federal and state tax returns are filed.  At December 31, 2022, we have U.S. state tax credit carryforwards of $24 million, which will begin to expire in 2034, $74 million of other business credit carryforwards, which will begin to expire in 2036, and foreign tax credit carryforwards of $1 million, which will begin to expire in 2024. A full valuation allowance is established against the deferred tax asset attributable to these credits.
At December 31, 2022, the Consolidated Balance Sheet reflects a $3,658 million (2021: $3,838 million) valuation allowance against the net deferred tax assets for multiple jurisdictions based on application of the relevant accounting standards.  Hess continues to maintain a full valuation allowance against its deferred tax assets in the U.S. (non-Midstream) and Malaysia, and certain other jurisdictions, and did so against its deferred tax assets in Denmark prior to its sale in 2021 (see Note 11, Dispositions). The reduction in valuation allowance year over year is primarily due to a reduction in deferred tax asset balances in the U.S. (non-Midstream) and Malaysia. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets.  A recent cumulative loss incurred in the U.S. and Malaysia constitutes significant objective negative evidence.  Such objective negative evidence limits our ability to consider subjective positive evidence, such as our projections of future taxable income, resulting in the recognition of a valuation allowance against the net deferred tax assets for these jurisdictions.  The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence. There is a reasonable possibility that if anticipated future earnings come to fruition and no other unforeseen negative evidence materializes, sufficient positive evidence may become available to support the release of all or a portion of the Company's valuation allowance in these jurisdictions in the near term. This would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.

Below is a reconciliation of the gross beginning and ending amounts of unrecognized tax benefits:

	2022	2021	2020

	(In millions)
Balance at January 1	$133	$166	$168
Additions based on tax positions taken in the current year	17	12	2
Additions based on tax positions of prior years	—	3	1
Reductions based on tax positions of prior years	(30)	(48)	(2)
Reductions due to settlements with taxing authorities	—	—	(1)
Reductions due to lapses in statutes of limitation	—	—	(2)
Balance at December 31	$120	$133	$166
There is no balance at December 31, 2022 for unrecognized tax benefits that, if recognized would impact our effective income tax rate.  Over the next 12 months, we have no unrecognized benefit that is reasonably possible to decrease due to settlements with taxing authorities or other resolutions, as well as lapses in statutes of limitation.  At December 31, 2022, we have no accrued interest and penalties related to unrecognized tax benefits (2021: $6 million).
We file income tax returns in the U.S. and various foreign jurisdictions.  We are no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2009.
15.  Outstanding and Weighted Average Common Shares
Net income (loss) and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	2022	2021	2020

	(In millions except per share amounts)
Net Income (Loss) Attributable to Hess Corporation:
Net income (loss)	$2,447	$890	$(2,839)
Less: Net income (loss) attributable to noncontrolling interests	351	331	254
Net income (loss) attributable to Hess Corporation	$2,096	$559	$(3,093)

Weighted Average Number of Common Shares Outstanding:
Basic	308.1	307.4	304.8
Effect of dilutive securities
Restricted common stock	0.7	0.7	—
Stock options	0.6	0.4	—
Performance share units	0.2	0.8	—
Diluted	309.6	309.3	304.8

Net Income (Loss) Attributable to Hess Corporation per Common Share:
Basic	$6.80	$1.82	$(10.15)
Diluted	$6.77	$1.81	$(10.15)

Antidilutive shares excluded from the computation of diluted shares:
Restricted common stock	—	—	2.1
Stock options	0.2	0.7	4.3
Performance share units	—	—	1.1
The following table provides the changes in our outstanding common shares:

	2022	2021	2020

	(In millions)
Balance at January 1	309.7	307.0	304.9
Activity related to restricted stock awards, net	0.5	0.7	1.0
Stock options exercised	0.9	1.5	0.3
PSUs vested	0.5	0.5	0.8
Shares repurchased	(5.4)	—	—
Balance at December 31	306.2	309.7	307.0

Common Stock Repurchase Plan:
During 2022, we repurchased approximately 5.4 million shares of our common stock for $650 million ($20 million was paid subsequent to December 31, 2022). Shares of common stock repurchased are retired upon settlement of the trade. No shares of common stock were repurchased during 2021 or 2020. At December 31, 2022, we have fully utilized our authorized common stock repurchase plan.
Common Stock Dividends:
Cash dividends declared on common stock totaled $1.50 per share in 2022 (2021: $1.00 per share; 2020: $1.00 per share).
16.  Supplementary Cash Flow Information
The following information supplements the Statement of Consolidated Cash Flows:

	2022	2021	2020

	(In millions)
Cash Flows From Operating Activities
Interest paid	$(486)	$(459)	$(460)
Net income taxes (paid) refunded	(1,036)	(16)	(64)

Cash Flows From Investing Activities
Additions to property, plant and equipment – E&P:
Capital expenditures incurred – E&P	$(2,589)	$(1,698)	$(1,678)
Increase (decrease) in related liabilities	102	114	(218)
Additions to property, plant and equipment – E&P	$(2,487)	$(1,584)	$(1,896)

Additions to property, plant and equipment – Midstream:
Capital expenditures incurred – Midstream	$(232)	$(183)	$(253)
Increase (decrease) in related liabilities	(6)	20	(48)
Additions to property, plant and equipment – Midstream	$(238)	$(163)	$(301)
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
In September 2003, we received a directive from the NJDEP to remediate contamination in the sediments of the Lower Passaic River. The NJDEP is also seeking natural resource damages. The directive, insofar as it affects us, relates to alleged releases from a petroleum bulk storage terminal in Newark, New Jersey we previously owned. We and over 70 companies entered into an Administrative Order on Consent with the EPA to study the same contamination; this work remains ongoing. We and other parties settled a cost recovery claim by the State of New Jersey and agreed with the EPA to fund remediation of a portion of the site. Since

2016, the EPA has issued a ROD selecting a dredge and cap remedy for both the lower eight miles and the upper nine miles of the Lower Passaic River at an estimated cost of approximately $1.82 billion.  The ROD does not address the Newark Bay, which may require additional remedial action. In addition, the federal trustees for natural resources have begun a separate assessment of damages to natural resources in the Passaic River. Given that the EPA has not selected a final remedy for the Newark Bay, total remedial costs cannot be reliably estimated at this time. Based on currently known facts and circumstances, we do not believe that this matter will result in a significant liability to us because our former terminal did not store or use contaminants which are of concern in the river sediments and could not have contributed contamination along the river’s length. Further, there are numerous other parties who we expect will bear the cost of remediation and damages.
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
Hess Corporation and its subsidiary HONX, Inc. have been named as defendants in various personal injury claims alleging exposure to asbestos and/or other alleged toxic substances while working at a former refinery (owned and operated by subsidiaries or related entities) located in St. Croix, U.S. Virgin Islands. On April 28, 2022, HONX, Inc. initiated a Chapter 11 § 524G process in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, to resolve these asbestos-related claims. In February 2023, Hess, HONX, Inc., the Unsecured Creditors’ Committee, and counsel representing claimants, reached a mediated resolution of the matter, contingent upon final approvals of all parties and confirmation by the Bankruptcy Court. In light of this tentative resolution, we have increased our reserve for this matter. See Note 20, Subsequent Events.
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

Unconditional Purchase Obligations and Commitments
The following table shows aggregate information for certain unconditional purchase obligations and commitments at December 31, 2022, which are not included elsewhere within these Consolidated Financial Statements:

		Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter

	(In millions)
Capital expenditures	$5,468	$1,492	$1,305	$1,197	$1,065	$79	$330
Operating expenses	699	93	90	102	51	50	313
Transportation and related contracts	2,176	343	268	221	225	228	891
18.  Segment Information
We currently have two operating segments, E&P and Midstream.  The E&P operating segment explores for, develops, produces, purchases and sells crude oil, NGL and natural gas.  Production operations over the three years ended December 31, 2022 were in Guyana, the U.S., Malaysia and the JDA, Libya (sold in November 2022) and Denmark (sold in August 2021). The Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play of North Dakota.  All unallocated costs are reflected under Corporate, Interest and Other.

The following table presents operating segment financial data (in millions):

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
2022
Sales and Other Operating Revenues – Third parties	$11,324	$—	$—	$—	$11,324
Intersegment Revenues	—	1,273	—	(1,273)	—
Sales and Other Operating Revenues	$11,324	$1,273	$—	$(1,273)	$11,324
Net Income (Loss) Attributable to Hess Corporation	$2,396	$269	$(569)	$—	$2,096
Interest Expense	—	150	343	—	493
Depreciation, Depletion and Amortization	1,520	181	2	—	1,703
Impairment and Other	54	—	—	—	54
Provision (Benefit) for Income Taxes	1,072	27	—	—	1,099
Investment in Affiliates	88	94	1	—	183
Identifiable Assets	15,022	3,775	2,898	—	21,695
Capital Expenditures	2,589	232	—	—	2,821

2021
Sales and Other Operating Revenues – Third parties	$7,473	$—	$—	$—	$7,473
Intersegment Revenues	—	1,204	—	(1,204)	—
Sales and Other Operating Revenues	$7,473	$1,204	$—	$(1,204)	$7,473
Net Income (Loss) Attributable to Hess Corporation	$770	$286	$(497)	$—	$559
Interest Expense	—	105	376	—	481
Depreciation, Depletion and Amortization	1,361	166	1	—	1,528
Impairment and Other	147	—	—	—	147
Provision (Benefit) for Income Taxes	585	15	—	—	600
Investment in Affiliates	94	102	1	—	197
Identifiable Assets	14,173	3,671	2,671	—	20,515
Capital Expenditures	1,698	183	—	—	1,881

2020
Sales and Other Operating Revenues – Third parties	$4,667	$—	$—	$—	$4,667
Intersegment Revenues	—	1,092	—	(1,092)	—
Sales and Other Operating Revenues	$4,667	$1,092	$—	$(1,092)	$4,667
Net Income (Loss) Attributable to Hess Corporation	$(2,841)	$230	$(482)	$—	$(3,093)
Interest Expense	—	95	373	—	468
Depreciation, Depletion and Amortization	1,915	157	2	—	2,074
Impairment and Other	2,126	—	—	—	2,126
Provision (Benefit) for Income Taxes	(12)	7	(6)	—	(11)
Capital Expenditures	1,678	253	—	—	1,931
Corporate, Interest and Other had interest income of $32 million in 2022 (2021: $1 million, 2020: $5 million) which is included in Other, net in the Statement of Consolidated Income.

The following table presents financial information by major geographic area:

	United States	Guyana	Malaysia and JDA	Other (a)	Corporate, Interest and other	Total

	(In millions)
2022
Sales and Other Operating Revenues	$7,214	$2,636	$873	$601	$—	$11,324
Property, Plant and Equipment (Net) (b)	9,937	4,042	1,065	46	8	15,098
2021
Sales and Other Operating Revenues	$5,378	$754	$738	$603	$—	$7,473
Property, Plant and Equipment (Net) (b)	9,721	3,064	1,035	352	10	14,182
2020
Sales and Other Operating Revenues	$3,604	$350	$511	$202	$—	$4,667
(a)Other includes our interests in Libya (sold in November 2022), Denmark (sold in August 2021), Suriname and Canada.
(b)Property, plant and equipment in the United States in 2022 includes $6,764 million (2021: $6,596 million) attributable to the E&P segment and $3,173 million (2021: $3,125 million) attributable to the Midstream segment.
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
Corporate Financial Risk Management Activities: Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or reduce our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production.  Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations.  At December 31, 2022, these forward contracts relate to the British Pound and Malaysian Ringgit.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	December 31, 2022	December 31, 2021

	(In millions)
Commodity – crude oil hedge contracts (millions of barrels)	—	54.8
Foreign exchange forwards and swaps	$177	$145
Interest rate swaps	$100	$100

The table below reflects the gross and net fair values of risk management derivative instruments:

	Assets	Liabilities

	(In millions)
December 31, 2022
Derivative Contracts Designated as Hedging Instruments:
Interest rate swaps	$—	$(4)
Total derivative contracts designated as hedging instruments	—	(4)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	(2)
Total derivative contracts not designated as hedging instruments	—	(2)
Gross fair value of derivative contracts	—	(6)
Gross amount offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$—	$(6)

December 31, 2021
Derivative Contracts Designated as Hedging Instruments:
Crude oil collars	$155	$—
Interest rate swaps	2	—
Total derivative contracts designated as hedging instruments	157	—
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	(1)
Total derivative contracts not designated as hedging instruments	—	(1)
Gross fair value of derivative contracts	157	(1)
Gross amount offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$157	$(1)
At December 31, 2022 and 2021, the fair value of our interest rate swaps is presented within Other liabilities and deferred credits and non-current Other assets, respectively, in our Consolidated Balance Sheet. The fair value of our foreign exchange forwards and swaps is presented within Accrued liabilities in our Consolidated Balance Sheet. The fair value of our crude oil hedge contracts is presented within Other current assets in our Consolidated Balance Sheet. All fair values in the table above are based on Level 2 inputs.
Crude oil price hedging contracts decreased Sales and other operating revenues by $585 million in 2022 (2021: decrease of $243 million; 2020: increase of $547 million). The change in fair value of interest rate swaps was a decrease of $6 million in 2022 (2021: $3 million decrease; 2020: $4 million increase) with a corresponding adjustment in the carrying value of the hedged fixed‑rate debt. We recognized net foreign exchange losses of $16 million in 2022 (2021: $3 million; 2020: $8 million). Offsetting these net foreign exchange losses were net gains from our foreign exchange derivative contracts, that are not designated as hedges, of $14 million in 2022 (2021: $1 million; 2020: $2 million). Foreign exchange gains and losses, and the gains and losses on our foreign exchange derivative contracts, are recorded in Other, net in the Statement of Consolidated Income.
Credit Risk: We are exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers.  Accounts receivable are generated from a diverse domestic and international customer base.  At December 31, 2022, our accounts receivable were concentrated with the following counterparty industry segments:  Integrated companies 49%, Independent E&P companies 31%, Refining and marketing companies 10%, Storage and transportation companies 4%, National oil companies 2%, and Others 4%.  We reduce risk related to certain counterparties, where applicable, by using master netting arrangements and requiring collateral, generally cash or letters of credit.
At December 31, 2022, we had outstanding letters of credit totaling $83 million (2021: $259 million).
Fair Value Measurement: At December 31, 2022, our total long-term debt, which was substantially comprised of fixed rate debt instruments, had a carrying value of $8,281 million and a fair value of $8,192 million, based on Level 2 inputs in the fair value measurement hierarchy.  We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at December 31, 2022 and December 31, 2021.
20.  Subsequent Events
In February 2023, we reached a mediated resolution of a legal matter associated with our former downstream business, HONX, Inc., contingent upon final approvals of all parties and confirmation by the Bankruptcy Court. Fourth quarter 2022 results include a charge of $101 million to increase our reserve based on this tentative resolution, which is included in General and administrative expenses in the Statement of Consolidated Income. See Note 17, Guarantees, Contingencies and Commitments.

In February 2023, the operator completed the Fish/Tarpon-1 exploration well at the Stabroek Block, offshore Guyana. The well did not encounter commercial quantities of hydrocarbons and 2022 financial results include $34 million of exploration expense for well costs incurred through December 31, 2022. We estimate approximately $10 million of exploration expense will be recognized in the first quarter of 2023 for well costs incurred after December 31, 2022.
Through February 24, 2023, we have hedged 80,000 bopd with WTI put options with an average monthly floor price of $70 per barrel, and 10,000 bopd with Brent put options with an average monthly floor price of $75 per barrel for the remainder of 2023.

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
Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31	Total	United States	Guyana	Malaysia and JDA	Other (a)

	(In millions)
2022
Property acquisitions
Unproved	$1	$1	$—	$—	$—
Proved	—	—	—	—	—
Exploration	489	158	259	11	61
Production and development capital expenditures (b)	2,449	970	1,167	303	9
2021
Property acquisitions
Unproved	$24	$4	$20	$—	$—
Proved	—	—	—	—	—
Exploration	368	92	250	7	19
Production and development capital expenditures (b) (c)	1,645	653	820	157	15
2020
Property acquisitions
Unproved	$—	$—	$—	$—	$—
Proved	—	—	—	—	—
Exploration	307	169	130	2	6
Production and development capital expenditures (b)	1,567	804	630	106	27
(a)Other includes our interests in Libya (sold in November 2022), Denmark (sold in August 2021), Suriname and Canada.
(b)Includes an increase for net accruals and revisions of asset retirement obligations of $218 million in 2022 (2021: $208 million increase; 2020: $88 million increase).
(c)Net accruals for asset retirement obligations in the United States exclude a charge of $147 million related to our former interests in the West Delta Field in the Gulf of Mexico which we sold to a Fieldwood predecessor in 2004. See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements.
Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31,
	2022	2021

	(In millions)
Unproved properties	$149	$184
Proved properties	2,660	2,877
Wells, equipment and related facilities	25,182	23,745
Total costs	27,991	26,806
Less: Reserve for depreciation, depletion, amortization and lease impairment	16,074	15,759
Net Capitalized Costs	$11,917	$11,047

Results of Operations for Oil and Gas Producing Activities
The results of operations shown below exclude non‑oil and gas producing activities, primarily gains (losses) on sales of oil and gas properties, sales of purchased crude oil, NGL and natural gas from third parties, interest expense and non-operating income. Revenue from net production volumes include crude oil hedging results and are net of payments for unutilized committed transportation capacity. Therefore, these results are on a different basis than the net income (loss) from E&P operations reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 18, Segment Information in the Notes to Consolidated Financial Statements.

For the Years Ended December 31	Total	United States	Guyana (a)	Malaysia and JDA	Other (b)

	(In millions)
2022
Revenue from net production volumes	$7,976	$4,076	$2,538	$873	$489
Costs and Expenses
Operating costs and expenses	1,186	706	320	143	17
Production and severance taxes	255	242	—	13	—
Midstream tariffs	1,193	1,193	—	—	—
Exploration expenses, including dry holes and lease impairment	208	122	63	4	19
General and administrative expenses	224	189	18	16	1
Depreciation, depletion and amortization	1,520	810	394	297	19
Impairment and other	54	54	—	—	—
Total Costs and Expenses	4,640	3,316	795	473	56
Results of Operations Before Income Taxes	3,336	760	1,743	400	433
Provision (benefit) for income taxes	991	—	514	32	445
Results of Operations	$2,345	$760	$1,229	$368	$(12)

2021
Revenue from net production volumes	$5,621	$3,638	$738	$738	$507
Costs and Expenses
Operating costs and expenses (c)	1,073	718	196	106	53
Production and severance taxes	172	166	—	6	—
Midstream tariffs	1,094	1,094	—	—	—
Exploration expenses, including dry holes and lease impairment	162	102	35	7	18
General and administrative expenses	191	162	12	11	6
Depreciation, depletion and amortization (c)	1,426	1,085	109	205	27
Impairment and other	147	147	—	—	—
Total Costs and Expenses	4,265	3,474	352	335	104
Results of Operations Before Income Taxes	1,356	164	386	403	403
Provision (benefit) for income taxes	534	—	119	31	384
Results of Operations	$822	$164	$267	$372	$19

2020
Revenue from net production volumes	$3,794	$2,747	$345	$511	$191
Costs and Expenses
Operating costs and expenses	895	564	136	109	86
Production and severance taxes	124	118	—	6	—
Midstream tariffs	946	946	—	—	—
Exploration expenses, including dry holes and lease impairment	351	284	25	—	42
General and administrative expenses	206	176	9	12	9
Depreciation, depletion and amortization	1,915	1,480	130	268	37
Impairment and other	2,126	697	—	755	674
Total Costs and Expenses	6,563	4,265	300	1,150	848
Results of Operations Before Income Taxes	(2,769)	(1,518)	45	(639)	(657)
Provision (benefit) for income taxes	(4)	—	9	22	(35)
Results of Operations	$(2,765)	$(1,518)	$36	$(661)	$(622)
(a)Production commenced from Liza Phase 1 in December 2019 and from Liza Phase 2 in February 2022. Operating costs and expenses also include pre-development costs from the operator for future phases of development and Hess internal costs.
(b)Other includes our interests in Libya (sold in November 2022), Denmark (sold in August 2021), Suriname and Canada.
(c)Operating costs and expenses and depreciation, depletion and amortization, in the United States, include $108 million and $65 million, respectively, related to the cost of 4.2 million barrels of crude oil stored on two VLCCs at December 31, 2020 that were sold in 2021.

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
Internal Controls
The Corporation maintains internal controls over its oil and gas reserve estimation processes, which are administered by our Global Reserves group and our Chief Financial Officer. Estimates of reserves are prepared by technical staff who work directly with the oil and gas properties using industry standard reserve estimation principles, definitions and methodologies.  Each year, reserve estimates of the Corporation’s assets are subject to internal technical audits and reviews.  In addition, an independent third-party reserve engineer reviews and audits a significant portion of the Corporation’s reported reserves (see pages 89 through 94).  Reserve estimates are reviewed by senior management and the Board of Directors.
Qualifications
The person primarily responsible for overseeing the preparation of the Corporation’s oil and gas reserves during 2022 was the Senior Manager, Global Reserves. He is a member of the Society of Petroleum Engineers and has 20 years of experience in the oil and gas industry with a MSc degree in Petroleum Engineering. His experience has been primarily focused on oil and gas subsurface understanding and reserves estimation in both domestic and international areas.  He is also responsible for the Corporation’s Global Reserves group, which is the internal organization that establishes the policies and processes used within the operating units to estimate reserves and perform internal technical reserve audits and reviews.
Reserves Audit
We engaged the consulting firm of DeGolyer and MacNaughton (D&M) to perform an audit of the internally prepared reserve estimates on certain fields aggregating approximately 89% of 2022 year‑end reported reserve quantities on a barrel of oil equivalent basis (2021: 88%). The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates and compliance with SEC regulations. The D&M report, dated February 1, 2023, on the Corporation’s estimated oil and gas reserves was prepared using standard geological and engineering methods generally recognized in the petroleum industry. D&M is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years.  D&M’s letter report on the Corporation’s December 31, 2022 oil and gas reserves is included as an exhibit to this Form 10‑K. While the D&M report should be read in its entirety, the report concludes that for the properties reviewed by D&M, the total net proved reserve estimates prepared by Hess and independently evaluated by D&M, in the aggregate, differed by approximately 2.6% (2021: less than 2.5%) of total audited net proved reserves on a barrel of oil equivalent basis. The report also includes among other information, the qualifications of the technical person primarily responsible for overseeing the reserve audit.
Crude Oil Prices Used to Estimate Proved Reserves
Proved reserves are calculated using the average price during the twelve-month period before December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2022 were $94.13 per barrel for WTI (2021: $66.34; 2020: $39.77) and $97.98 per barrel for Brent (2021:

$68.92; 2020: $43.43).  New York Mercantile Exchange (NYMEX) natural gas prices used were $6.44 per mcf in 2022 (2021: $3.68; 2020: $2.16).
At December 31, 2022, spot prices closed at $80.26 per barrel for WTI and $81.33 per barrel for Brent.  If crude oil prices in 2023 are at levels below that used in determining 2022 proved reserves, we may recognize negative revisions to our December 31, 2023 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2023 above those used in determining 2022 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2023.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves at December 31, 2023, due to numerous currently unknown factors, including 2023 crude oil prices, the amount of any additions to proved reserves, positive or negative revisions in proved reserves related to 2023 reservoir performance, the levels to which industry costs will change in response to 2023 crude oil prices, and management’s plans as of December 31, 2023 for developing proved undeveloped reserves.
Following are the Corporation’s proved reserves:

	Crude Oil & Condensate					Natural Gas Liquids
	United States	Guyana	Malaysia and JDA	Other (a)	Total	United States	Total

	(Millions of bbls)					(Millions of bbls)
Net Proved Reserves
At January 1, 2020	508	86	7	161	762	169	169
Revisions of previous estimates	(94)	78	—	(24)	(40)	(2)	(2)
Extensions, discoveries and other additions	58	48	—	—	106	18	18
Sales of minerals in place	(18)	—	—	—	(18)	(1)	(1)
Production	(53)	(8)	(1)	(3)	(65)	(22)	(22)
At December 31, 2020	401	204	6	134	745	162	162
Revisions of previous estimates	16	3	—	—	19	23	23
Extensions, discoveries and other additions	161	9	—	1	171	73	73
Sales of minerals in place	(40)	—	—	(27)	(67)	(6)	(6)
Production	(40)	(11)	(1)	(8)	(60)	(19)	(19)
At December 31, 2021	498	205	5	100	808	233	233
Revisions of previous estimates	(35)	4	(1)	(1)	(33)	10	10
Extensions, discoveries and other additions	55	100	—	—	155	22	22
Sales of minerals in place	—	—	—	(93)	(93)	—	—
Production	(35)	(29)	(1)	(6)	(71)	(20)	(20)
At December 31, 2022	483	280	3	—	766	245	245

Net Proved Developed Reserves
At January 1, 2020	293	31	5	139	468	90	90
At December 31, 2020	282	72	4	134	492	120	120
At December 31, 2021	283	65	3	100	451	138	138
At December 31, 2022	277	116	3	—	396	156	156

Net Proved Undeveloped Reserves
At January 1, 2020	215	55	2	22	294	79	79
At December 31, 2020	119	132	2	—	253	42	42
At December 31, 2021	215	140	2	—	357	95	95
At December 31, 2022	206	164	—	—	370	89	89
(a)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021).

	Natural Gas					Total
	United States	Guyana (b)	Malaysia and JDA	Other (c)	Total	United States	Guyana	Malaysia and JDA	Other (c)	Total

	(Millions of mcf)					(Millions of boe)
Net Proved Reserves
At January 1, 2020	700	7	685	201	1,593	794	87	121	195	1,197
Revisions of previous estimates	(17)	68	81	(32)	100	(99)	89	14	(29)	(25)
Extensions, discoveries and other additions	78	9	20	—	107	89	50	3	—	142
Sales of minerals in place	(5)	—	—	—	(5)	(20)	—	—	—	(20)
Production (a)	(103)	(1)	(111)	(4)	(219)	(92)	(8)	(20)	(4)	(124)
At December 31, 2020 (d)	653	83	675	165	1,576	672	218	118	162	1,170
Revisions of previous estimates	138	(33)	(42)	—	63	62	(3)	(6)	—	53
Extensions, discoveries and other additions	282	—	27	—	309	281	9	4	1	295
Sales of minerals in place	(44)	—	—	(63)	(107)	(53)	—	—	(38)	(91)
Production (a)	(94)	(2)	(135)	(4)	(235)	(75)	(11)	(23)	(9)	(118)
At December 31, 2021 (d)	935	48	525	98	1,606	887	213	93	116	1,309
Revisions of previous estimates	57	17	(15)	(1)	58	(16)	7	(3)	(1)	(13)
Extensions, discoveries and other additions	92	29	1	—	122	92	105	—	—	197
Sales of minerals in place	—	—	—	(94)	(94)	—	—	—	(109)	(109)
Production (a)	(80)	(3)	(136)	(3)	(222)	(68)	(30)	(24)	(6)	(128)
At December 31, 2022 (d)	1,004	91	375	—	1,470	895	295	66	—	1,256

Net Proved Developed Reserves
At January 1, 2020	400	3	497	183	1,083	450	31	88	170	739
At December 31, 2020	490	36	543	165	1,234	484	78	94	162	818
At December 31, 2021	568	17	394	98	1,077	516	68	69	116	769
At December 31, 2022	648	37	304	—	989	541	122	54	—	717

Net Proved Undeveloped Reserves
At January 1, 2020	300	4	188	18	510	344	56	33	25	458
At December 31, 2020	163	47	132	—	342	188	140	24	—	352
At December 31, 2021	367	31	131	—	529	371	145	24	—	540
At December 31, 2022	356	54	71	—	481	354	173	12	—	539
(a)Natural gas production in 2022 includes 14 million mcf used for fuel (2021: 19 million mcf; 2020: 16 million mcf).
(b)Guyana natural gas reserves will be consumed for fuel.
(c)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021).
(d)Natural gas to be consumed as fuel represents less than 3.5% of total proved reserves on a barrel of oil equivalent basis at December 31, 2022, 2021 and 2020.
Extensions, discoveries and other additions (‘Additions’)
2022:  Total Additions were 197 million boe, of which 14 million boe (9 million barrels of crude oil, 3 million barrels of NGL and 14 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves primarily resulted from drilling activity in the Bakken shale play in North Dakota and the Stabroek Block, offshore Guyana. Additions to proved undeveloped reserves were 183 million boe (146 million barrels of crude oil, 19 million barrels of NGL and 108 million mcf of natural gas) and are discussed in further detail on page 93.
2021:  Total Additions were 295 million boe, of which 25 million boe (14 million barrels of crude oil, 7 million barrels of NGL and 24 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves primarily resulted from drilling activity in the Bakken shale play in North Dakota. Additions to proved undeveloped reserves were 270 million boe (157 million barrels of crude oil, 66 million barrels of NGL and 285 million mcf of natural gas) and are discussed in further detail on page 93.
2020:  Total Additions were 142 million boe, of which 12 million boe (8 million barrels of crude oil, 2 million barrels of NGL and 14 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves primarily resulted from drilling activity in the Bakken shale play in North Dakota. Additions to proved undeveloped reserves were 130 million boe (98 million barrels of crude oil, 16 million barrels of NGL and 93 million mcf of natural gas) and are discussed in further detail on page 93.

Revisions of previous estimates
2022:  Total revisions of previous estimates of proved reserves amounted to a net decrease of 13 million boe, of which revisions of proved developed reserves amounted to a net increase of 20 million boe (20 million barrels of NGL and 82 million mcf of natural gas offset by a decrease of 14 million barrels of crude oil).  In the United States, net positive revisions to proved developed reserves from the Bakken were 17 million boe relating to the capture of additional gas volumes (50%), well performance largely driven by an increase in gas volume estimates partially offset by an oil volume reduction (30%), and the impact of higher commodity prices (20%). In Guyana, net positive revisions to proved developed reserves totaled 2 million boe due to increased recovery based on performance and other positive revisions (7 million boe), partially offset by the impact of higher commodity prices on entitlement allocations in the production sharing contract (5 million boe). Revisions associated with proved undeveloped reserves are discussed in further detail on page 93.
2021:  Total revisions of previous estimates of proved reserves amounted to a net increase of 53 million boe, of which revisions of proved developed reserves amounted to an increase of 73 million boe (31 million barrels of crude oil, 27 million barrels of NGL and 88 million mcf of natural gas).  In the United States, net positive revisions to proved developed reserves from the Bakken of 68 million boe were due to higher commodity prices (39 million boe) and improved well performance (32 million boe), partially offset by other negative revisions of 3 million boe. In the Gulf of Mexico, positive revisions to proved developed reserves were 10 million boe, including 5 million boe of positive price revisions and 5 million boe of other revisions, primarily improved well performance. In Malaysia and JDA, net negative revisions to proved developed reserves were 6 million boe due to the impact of higher commodity prices on entitlement allocations in the production sharing contract at JDA (50%) and performance at North Malay Basin and JDA (50%). Revisions associated with proved undeveloped reserves are discussed in further detail on page 93.
2020:  Total revisions of previous estimates of proved reserves amounted to a net decrease of 25 million boe, of which revisions of proved developed reserves amounted to an increase of 108 million boe (38 million barrels of crude oil, 30 million barrels of NGL and 237 million mcf of natural gas).  In the United States, revisions to proved developed reserves from the Bakken were a net increase of 55 million boe, comprised of positive revisions of 77 million boe and negative price revisions of 22 million boe. The positive revisions resulted from well performance (50%), updated yield and decline factors (30%) and other changes (20%), primarily driven by cost reductions. In the Gulf of Mexico, net negative revisions were 8 million boe, including 2 million boe of negative price revisions. In Guyana, revisions increased proved developed reserves by 47 million boe related to performance (55%), improved recovery associated with water injection (35%), and increased natural gas for consumption (10%). In Malaysia and JDA, net revisions to proved developed reserves were an increase of 18 million boe due to performance at North Malay Basin and JDA (80%) and the impact of lower crude oil prices on entitlement allocations in the production sharing contract at JDA (20%). Other had negative revisions to proved developed reserves of 4 million boe, primarily in Libya. Revisions associated with proved undeveloped reserves are discussed in further detail on page 93.
Sales of minerals in place (‘Asset sales’)
2022: Asset sales relate to the divestiture of our working interest in the Waha Concession in Libya.
2021: Asset sales relate to the divestiture of our working interests in Denmark and our acreage interests in the Little Knife and Murphy Creek area of the Bakken.
2020: Asset sales relate to the divestiture of our 28% working interest in the Shenzi Field in the deepwater Gulf of Mexico.

Proved Undeveloped Reserves
Following are the Corporation’s proved undeveloped reserves:

	United States	Guyana	Malaysia and JDA	Other (a)	Total

	(Millions of boe)
Net Proved Undeveloped Reserves
At January 1, 2020	344	56	33	25	458
Revisions of previous estimates	(146)	42	(4)	(25)	(133)
Extensions, discoveries and other additions	78	50	2	—	130
Transfers to proved developed reserves	(85)	(8)	(7)	—	(100)
Sales of minerals in place	(3)	—	—	—	(3)
At December 31, 2020	188	140	24	—	352
Revisions of previous estimates	(16)	(4)	—	—	(20)
Extensions, discoveries and other additions	257	9	4	—	270
Transfers to proved developed reserves	(19)	—	(4)	—	(23)
Sales of minerals in place	(39)	—	—	—	(39)
At December 31, 2021	371	145	24	—	540
Revisions of previous estimates	(35)	5	(3)	—	(33)
Extensions, discoveries and other additions	81	102	—	—	183
Transfers to proved developed reserves	(63)	(79)	(9)	—	(151)
At December 31, 2022	354	173	12	—	539
(a)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021).
Extensions, discoveries and other additions (‘Additions’)
2022: In the United States, Additions in the Bakken shale play in North Dakota from new wells planned to be drilled in the next five years were 79 million boe. In Guyana, Additions of 102 million boe were due to the sanctioning of the Yellowtail Field development (94 million boe), and extension of the proved area of the Payara Field (8 million boe).
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
Revisions of previous estimates
2022:  In the United States, net negative reserve revisions of 35 million boe were primarily from the Bakken, which included a net decrease of 26 million boe related to wells moved outside the five-year development plan, and other negative revisions of 9 million boe primarily related to performance and updates to ownership interests. In Guyana, net positive reserve revisions were 5 million boe, which included a net increase of 13 million boe primarily from increased recovery based on performance partially offset by negative revisions of 8 million boe related to the impact of higher crude oil prices on entitlement allocations in the production sharing contract.
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
Transfers to proved developed reserves (‘Transfers’)
2022:  Transfers from proved undeveloped reserves totaled 79 million boe in Guyana primarily related to the startup of production from the Liza Phase 2 development in February 2022. In the United States, Transfers were 59 million boe in the Bakken and 4 million boe in the Gulf of Mexico resulting from drilling activity. Transfers in the United States for 2022 were consistent with the development plan used to determine proved reserves at December 31, 2021. In the Bakken, we added a fourth rig in July 2022, and we plan to operate four rigs going forward. In Malaysia and JDA, Transfers of 9 million boe resulted from drilling activity.
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
In 2022, capital expenditures of $1,780 million were incurred to convert proved undeveloped reserves to proved developed reserves (2021: $190 million; 2020: $1,090 million).
At December 31, 2022, projects that have proved reserves that have been classified as undeveloped for a period in excess of five years totaled 14 million boe, or approximately 1% of total proved reserves, related to the multi-phase offshore developments, primarily at the Stabroek Block, offshore Guyana, and North Malay Basin, offshore Malaysia.
Production Sharing Contracts
The Corporation’s proved reserves include crude oil and natural gas reserves relating to long‑term agreements with governments or authorities in which the Corporation has the legal right to produce or has a revenue interest in the production.  The Corporation's operations with these production sharing arrangements include those in Guyana, Malaysia, and the JDA. Proved reserves for each of the three years ended December 31, 2022, as well as volumes produced and received during 2022, 2021 and 2020 from these production sharing contracts are presented in the proved reserve tables on pages 90 and 91. Revisions resulting from the entitlement impact of price changes in production sharing contracts decreased proved reserves by 14 million boe in 2022 (2021: 17 million boe decrease; 2020: 22 million boe increase).

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
Future net cash flows are calculated by applying prescribed oil and gas selling prices used in determining year‑end reserve estimates (adjusted for price changes provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future development costs (including future abandonment expenditures) and future production costs, which are based on year‑end costs and existing economic assumptions.  Future income tax expenses are computed by applying the appropriate year‑end statutory tax rates to the pre‑tax net cash flows, as well as including the effect of tax deductions and tax credits and allowances relating to the Corporation’s proved oil and gas reserves.  Future net cash flows are discounted at the prescribed rate of 10%.
The prices used for the discounted future net cash flows in 2022 were $94.13 per barrel for WTI (2021: $66.34; 2020: $39.77) and $97.98 per barrel for Brent (2021: $68.92; 2020: $43.43) and do not include the effects of commodity hedges.  NYMEX natural gas prices used were $6.44 per mcf in 2022 (2021: $3.68; 2020: $2.16).  Selling prices have in the past, and can in the future, fluctuate significantly.  As a result, selling prices used in the disclosure of future net cash flows may not be representative of future selling prices.  The discounted future net cash flow estimates do not include exploration expenses, interest expense or corporate general and administrative expenses.  The amount of tax deductions, credits, and allowances relating to the Corporation’s proved oil and gas reserves can change year to year due to factors including changes in proved reserves, variances in actual pre-tax cash flows from forecasted pre-tax cash flows in historical periods, and the impact to year-end carryforward tax attributes associated with deducting in the Corporation’s income tax returns exploration expenses, interest expense, and corporate general and administrative expenses that are not contemplated in the standardized measure computations.  The future net cash flow estimates could be materially different if other assumptions were used.

At December 31	Total	United States	Guyana	Malaysia and JDA	Other (a)

	(In millions)
2022
Future revenues	$80,822	$50,373	$28,060	$2,389	$—
Less:
Future production costs	19,640	14,141	4,687	812	—
Future development costs	11,088	5,186	5,430	472	—
Future income tax expenses	11,795	7,308	4,307	180	—
	42,523	26,635	14,424	1,464	—
Future net cash flows	38,299	23,738	13,636	925	—
Less: Discount at 10% annual rate	17,382	12,677	4,589	116	—
Standardized Measure of Discounted Future Net Cash Flows	$20,917	$11,061	$9,047	$809	$—

2021
Future revenues	$55,788	$32,054	$13,940	$2,759	$7,035
Less:
Future production costs	15,553	11,246	3,043	910	354
Future development costs	8,122	4,342	3,063	543	174
Future income tax expenses	11,257	3,625	1,516	151	5,965
	34,932	19,213	7,622	1,604	6,493
Future net cash flows	20,856	12,841	6,318	1,155	542
Less: Discount at 10% annual rate	9,603	7,073	2,091	193	246
Standardized Measure of Discounted Future Net Cash Flows	$11,253	$5,768	$4,227	$962	$296

2020
Future revenues	$28,745	$11,757	$8,362	$2,578	$6,048
Less:
Future production costs	12,360	6,887	2,784	1,073	1,616
Future development costs	6,322	2,593	2,617	677	435
Future income tax expenses	4,135	45	380	110	3,600
	22,817	9,525	5,781	1,860	5,651
Future net cash flows	5,928	2,232	2,581	718	397
Less: Discount at 10% annual rate	2,343	1,205	935	123	80
Standardized Measure of Discounted Future Net Cash Flows	$3,585	$1,027	$1,646	$595	$317
(a)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021).

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2022	2021	2020

	(In millions)
Standardized Measure of Discounted Future Net Cash Flows at January 1	$11,253	$3,585	$8,385
Changes during the year:
Sales and transfers of oil and gas produced during the year, net of production costs	(5,342)	(3,282)	(1,829)
Development costs incurred during the year	2,231	1,437	1,479
Net changes in prices and production costs	11,649	11,321	(10,141)
Net change in estimated future development costs	(2,156)	(1,695)	1,860
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	5,655	2,419	543
Revisions of previous oil and gas reserve estimates	(188)	461	364
Net purchases (sales) of minerals in place, before income taxes	(3,099)	(196)	(500)
Accretion of discount	1,338	578	1,220
Net change in income taxes	(450)	(3,477)	2,091
Revision in rate or timing of future production and other changes	26	102	113
Total	9,664	7,668	(4,800)
Standardized Measure of Discounted Future Net Cash Flows at December 31	$20,917	$11,253	$3,585

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2022.
There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
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
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I of this Annual Report on Form 10-K.  Additional information required by this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2023 annual meeting of stockholders.
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
Item 11.  Executive Compensation
Information relating to executive compensation is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2023 annual meeting of stockholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2023 annual meeting of stockholders.
See Equity Compensation Plans in Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for information pertaining to securities authorized for issuance under equity compensation plans.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information relating to this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2023 annual meeting of stockholders.
Item 14.  Principal Accounting Fees and Services
Information relating to this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2023 annual meeting of stockholders.

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

10(1)*	Annual Cash Incentive Plan description incorporated by reference to Item 5.02 of Form 8‑K of Registrant filed on March 4, 2022.
10(2)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10‑K of Registrant for the fiscal year ended December 31, 2004.
10(3)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
10(4)*	Hess Corporation Pension Restoration Plan, dated January 19, 1990, incorporated by reference to Exhibit 10(9) of Form 10‑K of Registrant for the fiscal year ended December 31, 1989. (P)
10(5)*	Amendment, dated December 31, 2006, to Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(10) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
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

10(16)*	Deferred Compensation Plan of Registrant, dated December 1, 1999, incorporated by reference to Exhibit 10(16) of Form 10‑K of Registrant for the fiscal year ended December 31, 1999.
10(17)*	Hess Corporation 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(1) of Form 8-K of Registrant filed on June 13, 2017.
10(18)*	Form of Restricted Stock Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended March 31, 2020.
10(19)*	Form of Stock Option Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(2) of Form 10-Q of Registrant for the three months ended March 31, 2020.
10(20)*	Form of 2020 Performance Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(3) of Form 10-Q of Registrant for the three months ended March 31, 2020.
10(21)*	Form of 2021 Performance Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of the Registrant, for the three months ended March 31, 2021.

10(22)*	Amendment No. 1 to the Hess Corporation 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 8-K of the Registrant, filed on June 3, 2021.
10(23)*	Form of 2022 Performance Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended March 31, 2022.
21	Subsidiaries of Registrant.
23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 24, 2023.
23(2)	Consent of DeGolyer and MacNaughton dated February 24, 2023.
24	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
99(1)
Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated February 1, 2023, on proved reserves audit as of December 31, 2022 of certain properties attributable to Registrant.

101(INS)	Inline XBRL Instance Document
101(SCH)	Inline XBRL Schema Document
101(CAL)	Inline XBRL Calculation Linkbase Document
101(LAB)	Inline XBRL Labels Linkbase Document
101(PRE)	Inline XBRL Presentation Linkbase Document
101(DEF)	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 has been formatted in Inline XBRL.
* These exhibits relate to executive compensation plans and arrangements.
# Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2023.

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

Signature	Title	Date

/s/ John B. Hess	Director and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
John B. Hess

/s/ James H. Quigley	Director and Chairman of the Board	February 24, 2023
James H. Quigley

/s/ Terrence J. Checki	Director	February 24, 2023
Terrence J. Checki

/s/ Leonard S. Coleman Jr.	Director	February 24, 2023
Leonard S. Coleman Jr.

/s/ Lisa Glatch	Director	February 24, 2023
Lisa Glatch

/s/ Edith E. Holiday	Director	February 24, 2023
Edith E. Holiday

/s/ Marc S. Lipschultz	Director	February 24, 2023
Marc S. Lipschultz

/s/ Raymond J. McGuire	Director	February 24, 2023
Raymond J. McGuire

/s/ David McManus	Director	February 24, 2023
David McManus

/s/ Dr. Kevin O. Meyers	Director	February 24, 2023
Dr. Kevin O. Meyers

/s/ Karyn F. Ovelmen	Director	February 24, 2023
Karyn F. Ovelmen

/s/ John P. Rielly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2023
John P. Rielly

/s/ William G. Schrader	Director	February 24, 2023
William G. Schrader