Form 10-Q
period 2023-03-31
HESS CORP
filed 2023-05-04
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At March 31, 2023, there were 307,051,889 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2023	December 31, 2022

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,100	$2,486
Accounts receivable:
From contracts with customers	1,064	1,041
Joint venture and other	143	121
Inventories	229	217
Other current assets	263	66
Total current assets	3,799	3,931
Property, plant and equipment:
Total — at cost	33,276	32,592
Less: Reserves for depreciation, depletion, amortization and lease impairment	17,864	17,494
Property, plant and equipment — net	15,412	15,098
Operating lease right-of-use assets — net	542	570
Finance lease right-of-use assets — net	121	126
Goodwill	360	360
Deferred income taxes	131	133
Post-retirement benefit assets	663	648
Other assets	910	829
Total Assets	$21,938	$21,695
Liabilities
Current Liabilities:
Accounts payable	$344	$285
Accrued liabilities	1,663	1,840
Taxes payable	59	47
Current portion of long-term debt	5	3
Current portion of operating and finance lease obligations	237	221
Total current liabilities	2,308	2,396
Long-term debt	8,382	8,278
Long-term operating lease obligations	422	469
Long-term finance lease obligations	174	179
Deferred income taxes	454	418
Asset retirement obligations	1,050	1,034
Other liabilities and deferred credits	427	425
Total Liabilities	13,217	13,199
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued 307,051,889 shares (2022: 306,176,864)	307	306
Capital in excess of par value	6,254	6,206
Retained earnings	1,686	1,474
Accumulated other comprehensive income (loss)	(114)	(131)
Total Hess Corporation stockholders’ equity	8,133	7,855
Noncontrolling interests	588	641
Total Equity	8,721	8,496
Total Liabilities and Equity	$21,938	$21,695
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,411	$2,313
Gains on asset sales, net	—	22
Other, net	42	36
Total revenues and non-operating income	2,453	2,371
Costs and Expenses
Marketing, including purchased oil and gas	603	682
Operating costs and expenses	382	313
Production and severance taxes	48	61
Exploration expenses, including dry holes and lease impairment	66	43
General and administrative expenses	136	110
Interest expense	123	123
Depreciation, depletion and amortization	491	337
Total costs and expenses	1,849	1,669
Income Before Income Taxes	604	702
Provision for income taxes	176	197
Net Income	428	505
Less: Net income attributable to noncontrolling interests	82	88
Net Income Attributable to Hess Corporation	$346	$417

Net Income Attributable to Hess Corporation Per Common Share:
Basic	$1.13	$1.35
Diluted	$1.13	$1.34
Weighted Average Number of Common Shares Outstanding:
Basic	305.4	308.9
Diluted	307.3	310.4
Common Stock Dividends Per Share	$0.4375	$0.3750
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

	(In millions)
Net Income	$428	$505
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	34	92
Income taxes on effect of hedge (gains) losses reclassified to income	—	—
Net effect of hedge (gains) losses reclassified to income	34	92
Change in fair value of cash flow hedges	(17)	(455)
Income taxes on change in fair value of cash flow hedges	—	—
Net change in fair value of cash flow hedges	(17)	(455)
Change in derivatives designated as cash flow hedges, after taxes	17	(363)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	—
Income taxes on actuarial changes in plan liabilities	—	—
(Increase) reduction in unrecognized actuarial losses, net	—	—
Amortization of net actuarial losses	—	3
Income taxes on amortization of net actuarial losses	—	—
Net effect of amortization of net actuarial losses	—	3
Change in pension and other postretirement plans, after taxes	—	3
Other Comprehensive Income (Loss)	17	(360)
Comprehensive Income	445	145
Less: Comprehensive income attributable to noncontrolling interests	82	88
Comprehensive Income Attributable to Hess Corporation	$363	$57
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

	(In millions)
Cash Flows From Operating Activities
Net income	$428	$505
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gains) losses on asset sales, net	—	(22)
Depreciation, depletion and amortization	491	337
Exploratory dry hole costs	31	—
Exploration lease impairment	5	6
Stock compensation expense	35	33
Noncash (gains) losses on commodity derivatives, net	—	55
Provision for deferred income taxes and other tax accruals	42	38
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(202)	(642)
(Increase) decrease in inventories	(12)	(20)
Increase (decrease) in accounts payable and accrued liabilities	(23)	81
Increase (decrease) in taxes payable	12	(399)
Changes in other operating assets and liabilities	(169)	(128)
Net cash provided by (used in) operating activities	638	(156)
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(773)	(491)
Additions to property, plant and equipment - Midstream	(64)	(55)
Proceeds from asset sales, net of cash sold	—	24
Other, net	(4)	—
Net cash provided by (used in) investing activities	(841)	(522)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	103	1
Debt with maturities of greater than 90 days:
Borrowings	—	—
Repayments	—	(505)
Cash dividends paid	(137)	(119)
Common stock acquired and retired	(20)	—
Noncontrolling interests, net	(131)	(74)
Employee stock options exercised	3	33
Payments on finance lease obligations	(2)	(2)
Other, net	1	1
Net cash provided by (used in) financing activities	(183)	(665)
Net Increase (Decrease) in Cash and Cash Equivalents	(386)	(1,343)
Cash and Cash Equivalents at Beginning of Year	2,486	2,713
Cash and Cash Equivalents at End of Period	$2,100	$1,370
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended March 31, 2023
Balance at January 1, 2023	$306	$6,206	$1,474	$(131)	$7,855	$641	$8,496
Net income	—	—	346	—	346	82	428
Other comprehensive income (loss)	—	—	—	17	17	—	17
Share-based compensation	1	40	—	—	41	—	41
Dividends on common stock	—	—	(134)	—	(134)	—	(134)
Repurchase of Class B units of Hess Midstream Operations LP	—	8	—	—	8	(54)	(46)
Noncontrolling interests, net	—	—	—	—	—	(81)	(81)
Balance at March 31, 2023	$307	$6,254	$1,686	$(114)	$8,133	$588	$8,721
For the Three Months Ended March 31, 2022
Balance at January 1, 2022	$310	$6,017	$379	$(406)	$6,300	$726	$7,026
Net income	—	—	417	—	417	88	505
Other comprehensive income (loss)	—	—	—	(360)	(360)	—	(360)
Share-based compensation	1	66	—	—	67	—	67
Dividends on common stock	—	—	(116)	—	(116)	—	(116)
Noncontrolling interests, net	—	—	—	—	—	(74)	(74)
Balance at March 31, 2022	$311	$6,083	$680	$(766)	$6,308	$740	$7,048
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2023 and December 31, 2022, the consolidated results of operations for the three months ended March 31, 2023 and 2022, and consolidated cash flows for the three months ended March 31, 2023 and 2022.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by generally accepted accounting principles (GAAP) in the United States have been condensed or omitted from these interim financial statements.  These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.
 2.  Inventories
Inventories consisted of the following:

	March 31, 2023	December 31, 2022

	(In millions)
Crude oil and natural gas liquids	$67	$63
Materials and supplies	162	154
Total Inventories	$229	$217
3.  Property, Plant and Equipment
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the three months ended March 31, 2023 (in millions):

Balance at January 1, 2023	$886
Additions to capitalized exploratory well costs pending the determination of proved reserves	49
Capitalized exploratory well costs charged to expense	(2)
Balance at March 31, 2023	$933
In the first quarter, additions to capitalized exploratory well costs pending determination of proved reserves primarily related to wells drilled on the Stabroek Block (Hess 30%), offshore Guyana. At March 31, 2023, 38 exploration and appraisal wells on the Stabroek Block, with a total cost of $776 million, were capitalized pending determination of proved reserves. The preceding table excludes well costs of $29 million that were incurred and expensed during the first three months of 2023.
At March 31, 2023, exploratory well costs capitalized for greater than one year following completion of drilling of $615 million was comprised of the following:
Guyana: Approximately 92% of the capitalized well costs in excess of one year relate to successful exploration wells where hydrocarbons were encountered on the Stabroek Block.  In April 2023, the Government of Guyana and the partners sanctioned the development of the Uaru Field, the fifth sanctioned project on the block. Approximately $80 million of capitalized exploratory well costs at March 31, 2023 related to the Uaru Field will be reclassified to wells, facilities and equipment in the second quarter of 2023. The operator also plans further appraisal drilling on the block and is conducting pre-development planning for additional phases of development.
Joint Development Area (JDA):  Approximately 6% of the capitalized well costs in excess of one year relate to the JDA (Hess 50%) in the Gulf of Thailand, where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18. The operator has submitted a development plan concept to the regulator to facilitate ongoing commercial negotiations for an extension of the existing gas sales contract to include development of the western part of the block.

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
4.  Hess Midstream LP
At March 31, 2023, Hess Midstream LP (Hess Midstream), a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $3,119 million (December 31, 2022: $3,027 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream included cash and cash equivalents totaling $4 million (December 31, 2022: $3 million), property, plant and equipment with a carrying value of $3,183 million (December 31, 2022: $3,173 million) and an equity-method investment in the Little Missouri 4 (LM4) gas processing plant of $93 million (December 31, 2022: $94 million).
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream and Targa Resources Corp. Hess Midstream has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. The processing fees included in Operating costs and expenses in the Statement of Consolidated Income for the three months ended March 31, 2023 were $5 million (2022: $5 million).
In March 2023, Hess Midstream Operations LP (HESM Opco), a consolidated subsidiary of Hess Midstream LP, repurchased approximately 3.6 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of Global Infrastructure Partners (GIP) for $100 million, which was financed by HESM Opco's revolving credit facility. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $8 million, and an increase in deferred tax assets and Noncontrolling interests of $4 million resulting from a change in the difference between the carrying amount and tax basis of Hess Midstream LP's investment in HESM Opco. The $50 million paid to GIP reduced Noncontrolling interests. After giving effect to this transaction, Hess Corporation continues to own an approximate 41% interest in Hess Midstream LP, on a consolidated basis, at March 31, 2023.
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	March 31, 2023	December 31, 2022

	(In millions)
Accrued operating and marketing expenditures	$545	$522
Accrued capital expenditures	454	499
Accrued payments to royalty and working interest owners	190	201
Current portion of asset retirement obligations	176	207
Accrued interest on debt	111	143
Accrued compensation and benefits	67	132
Other accruals	120	136
Total Accrued Liabilities	$1,663	$1,840

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	Other (a)	E&P Total

Three Months Ended March 31, 2023
Sales of net production volumes:
Crude oil revenue	$669	$825	$29	$—	$1,523	$—	$—	$1,523
Natural gas liquids revenue	141	—	—	—	141	—	—	141
Natural gas revenue	54	—	180	—	234	—	—	234
Sales of purchased oil and gas	527	17	—	—	544	—	—	544
Intercompany revenue	—	—	—	—	—	303	(303)	—
Total sales (b)	1,391	842	209	—	2,442	303	(303)	2,442
Other operating revenues (c)	(26)	(7)	—	—	(33)	2	—	(31)
Total sales and other operating revenues	$1,365	$835	$209	$—	$2,409	$305	$(303)	$2,411
Three Months Ended March 31, 2022
Sales of net production volumes:
Crude oil revenue	$836	$226	$31	$146	$1,239	$—	$—	$1,239
Natural gas liquids revenue	181	—	—	—	181	—	—	181
Natural gas revenue	85	—	190	5	280	—	—	280
Sales of purchased oil and gas	660	4	—	35	699	—	—	699
Intercompany revenue	—	—	—	—	—	312	(312)	—
Total sales (b)	1,762	230	221	186	2,399	312	(312)	2,399
Other operating revenues (c)	(58)	(15)	—	(13)	(86)	—	—	(86)
Total sales and other operating revenues	$1,704	$215	$221	$173	$2,313	$312	$(312)	$2,313
(a)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022.
(b)Guyana crude oil revenue includes $108 million of revenue from non-customers in the first quarter of 2023 (2022: $0 million).
(c)Other operating revenues are not a component of revenues from contracts with customers, and primarily includes gains (losses) on commodity derivatives.
There have been no significant changes to contracts with customers or the composition thereof during the three months ended March 31, 2023.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas. At March 31, 2023, contract liabilities of $24 million (December 31, 2022: $24 million) resulted from a take-or-pay deficiency payment received in the fourth quarter of 2021 that is subject to a make-up period expiring in December 2023. At March 31, 2023 and December 31, 2022, there were no contract assets.
7. Retirement Plans
Components of net periodic benefit cost consisted of the following:

	Three Months Ended March 31,
	2023	2022

	(In millions)

Service cost	$9	$13
Interest cost (a)	25	16
Expected return on plan assets (a)	(39)	(53)
Amortization of unrecognized net actuarial losses (a)	—	3
Net periodic benefit cost (income) (a)	$(5)	$(21)
(a)  Net non-service cost, which is included in Other, net in the Statement of Consolidated Income, was income of $14 million for the three months ended March 31, 2023 (2022: $34 million of income).
In 2023, we expect to contribute approximately $2 million to our funded pension plans.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Weighted Average Common Shares
The Net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Net income attributable to Hess Corporation:
Net income	$428	$505
Less: Net income attributable to noncontrolling interests	82	88
Net income attributable to Hess Corporation	$346	$417
Weighted average number of common shares outstanding:
Basic	305.4	308.9
Effect of dilutive securities
Restricted common stock	0.7	0.7
Stock options	0.7	0.6
Performance share units	0.5	0.2
Diluted	307.3	310.4
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2023	2022
Restricted common stock	121,189	97
Stock options	52,973	75,413
Performance share units	—	31,352
During the three months ended March 31, 2023, we granted 446,508 shares of restricted stock (2022: 562,530), 130,272 performance share units (2022: 178,008) and 189,479 stock options (2022: 269,748).
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
Hess Corporation and its subsidiary HONX, Inc. have been named as defendants in various personal injury claims alleging exposure to asbestos and/or other alleged toxic substances while working at a former refinery (owned and operated by subsidiaries or related entities) located in St. Croix, U.S. Virgin Islands. On April 28, 2022, HONX, Inc. initiated a Chapter 11 § 524G process in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, to resolve these asbestos-related claims. In February 2023, Hess, HONX, Inc., the Unsecured Creditors’ Committee, and counsel representing claimants, reached a mediated resolution of the matter, contingent upon final approvals of all parties and confirmation by the Bankruptcy Court. As of March 31, 2023, we have a provision of $116 million for the amounts expected to be funded to the § 524G trust established for the settlement of claims, based on the mediated resolution.
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
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended March 31, 2023
Sales and Other Operating Revenues	$2,409	$2	$—	$—	$2,411
Intersegment Revenues	—	303	—	(303)	—
Sales and Other Operating Revenues	$2,409	$305	$—	$(303)	$2,411

Net Income (Loss) attributable to Hess Corporation	$405	$61	$(120)	$—	$346
Depreciation, Depletion and Amortization	443	47	1	—	491
Provision for Income Taxes	170	6	—	—	176
Capital Expenditures	735	57	—	—	792
For the Three Months Ended March 31, 2022
Sales and Other Operating Revenues	$2,313	$—	$—	$—	$2,313
Intersegment Revenues	—	312	—	(312)	—
Sales and Other Operating Revenues	$2,313	$312	$—	$(312)	$2,313

Net Income (Loss) attributable to Hess Corporation	$460	$72	$(115)	$—	$417
Depreciation, Depletion and Amortization	292	45	—	—	337
Provision for Income Taxes	192	5	—	—	197
Capital Expenditures	543	37	—	—	580
Corporate, Interest and Other had interest income of $20 million in the first quarter of 2023 (2022 Q1: $0 million) which is included in Other, net in the Statement of Consolidated Income.
Identifiable assets by operating segment were as follows:

	March 31, 2023	December 31, 2022

	(In millions)
Exploration and Production	$15,497	$15,022
Midstream	3,780	3,775
Corporate, Interest and Other	2,661	2,898
Total	$21,938	$21,695

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values. Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or reduce our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production. Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At March 31, 2023, these instruments relate to the British Pound and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	March 31, 2023	December 31, 2022

	(In millions)
Commodity - crude oil hedge contracts (millions of barrels)	35.8	—
Foreign exchange forwards / swaps	$184	$177
Interest rate swaps	$100	$100
In the first quarter of 2023, we have hedged 80,000 barrels of oil per day (bopd) with WTI put options with an average monthly floor price of $70 per barrel, and 50,000 bopd with Brent put options with an average monthly floor price of $75 per barrel for the remainder of 2023.
The table below reflects the fair values of risk management derivative instruments.

	Assets	Liabilities

	(In millions)
March 31, 2023
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$173	$—
Interest rate swaps	—	(3)
Total derivative contracts designated as hedging instruments	173	(3)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	(2)
Total derivative contracts not designated as hedging instruments	—	(2)
Gross fair value of derivative contracts	173	(5)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$173	$(5)
December 31, 2022
Derivative Contracts Designated as Hedging Instruments:
Interest rate swaps	$—	$(4)
Total derivative contracts designated as hedging instruments	—	(4)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	(2)
Total derivative contracts not designated as hedging instruments	—	(2)
Gross fair value of derivative contracts	—	(6)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$—	$(6)
The fair value of our crude oil hedge contracts is presented within Other current assets in our Consolidated Balance Sheet. The fair value of our interest rate swaps is presented within Other liabilities and deferred credits in our Consolidated Balance Sheet. The fair value of our foreign exchange forwards and swaps is presented within Accrued liabilities in our Consolidated Balance Sheet. All fair values in the table above are based on Level 2 inputs.
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges:  Crude oil hedging contracts decreased Sales and other operating revenues by $34 million in the three months ended March 31, 2023 (2022 Q1: decrease by $92 million). At March 31, 2023, pre-tax deferred gains in Accumulated other comprehensive income (loss) related to outstanding crude oil hedging contracts were $17 million ($17 million after income taxes), all of which will be reclassified into earnings during the remainder of 2023 as the hedged crude oil

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
sales are recognized in earnings.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income, were gains of $2 million in the three months ended March 31, 2023 (2022 Q1: nil).  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to net losses of $2 million in the three months ended March 31, 2023 (2022 Q1: net gains of $4 million).
Fair Value Measurement:
At March 31, 2023, our total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $8,387 million and a fair value of $8,460 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at March 31, 2023 and December 31, 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended March 31, 2023 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States, Guyana, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the block. We currently plan to have six FPSOs with an aggregate expected production capacity of more than 1.2 million gross bopd on the Stabroek Block by the end of 2027, and the potential for up to ten FPSOs to develop the current discovered recoverable resource base.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 41% consolidated ownership interest in Hess Midstream LP at March 31, 2023, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
2023 Outlook
Our E&P capital and exploratory expenditures are forecast to be approximately $3.7 billion for 2023. Oil and gas net production in 2023 is forecast to be in the range of 365,000 boepd to 375,000 boepd. For the remainder of 2023, we have WTI put options for 80,000 bopd with an average monthly floor price of $70 per barrel and Brent put options for 50,000 bopd with an average monthly floor price of $75 per barrel.
First Quarter Results
In the first quarter of 2023, net income was $346 million, compared with $417 million in the first quarter of 2022. Excluding items affecting comparability of earnings between periods detailed on page 23, adjusted net income was $404 million in the first quarter of 2022.  The decrease in adjusted after-tax earnings in the first quarter of 2023 compared with the prior-year quarter was primarily due to lower realized selling prices partially offset by the net impact of higher production volumes in the first quarter of 2023.
Exploration and Production Results
In the first quarter of 2023, E&P had net income of $405 million compared with $460 million in the first quarter of 2022. Total net production averaged 374,000 boepd in the first quarter 2023, compared with 276,000 boepd, proforma for asset sold, in the first quarter of 2022. The average realized crude oil selling price, including hedging, was $74.23 per barrel in the first quarter of 2023, compared with $86.75 per barrel in the first quarter of 2022. The average realized NGL selling price in the first quarter of 2023 was $24.25 per barrel, compared with $39.79 per barrel in the prior-year quarter, while the average realized natural gas selling price was $4.39 per thousand cubic feet (mcf) in the first quarter of 2023, compared with $5.28 per mcf in the first quarter of 2022.
The following is an update of our ongoing E&P activities:
•In North Dakota, net production from the Bakken averaged 163,000 boepd for the first quarter of 2023 (2022 Q1: 152,000 boepd), primarily due to higher NGL volumes received under percentage of proceeds contracts and increased drilling and completion activity. We added a fourth drilling rig in July 2022 and drilled 25 wells, completed 26 wells, and brought 24 new wells online during the first quarter of 2023.
•In the Gulf of Mexico, net production for the first quarter of 2023 averaged 33,000 boepd (2022 Q1: 30,000 boepd) primarily due to an additional well brought online at the Llano Field.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production from the Liza Destiny and Liza Unity FPSOs totaled 112,000 bopd for the first quarter of 2023 (2022 Q1: 30,000 bopd). Net production from Guyana in the first quarter of 2023 included 15,000 bopd of tax barrels (2022 Q1: 0 bopd). The Liza Unity FPSO, which commenced production in February 2022, reached its production capacity of approximately 220,000 gross bopd in July 2022. In the first quarter of 2023, we sold nine cargos of crude oil from Guyana compared with two cargos in the prior year quarter.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
The third development, Payara, which will utilize the Prosperity FPSO with a production capacity of approximately 220,000 gross bopd, is targeted for startup early in the fourth quarter of 2023. The Prosperity FPSO arrived at the Stabroek Block on April 11th and hook-up and commissioning activities have commenced. The fourth development, Yellowtail, was sanctioned in April 2022 and will utilize the ONE GUYANA FPSO with a production capacity of approximately 250,000 gross bopd, with first production expected in 2025.
In April, we announced the final investment decision to proceed with the development of the Uaru Field, the fifth development on the Stabroek Block, after the development plan received approval from the Government of Guyana. Uaru will have a production capacity of approximately 250,000 gross bopd with production targeted to startup in 2026. Up to ten drill centers and 44 production and injection wells are planned.
In April, we announced an oil discovery at the Lancetfish-1 well which encountered approximately 92 feet of oil bearing sandstone reservoir. The well was drilled in 5,843 feet of water by the Noble Don Taylor and is located approximately 4 miles southeast of the Fangtooth discovery.
In April, the operator completed drilling of the Kokwari-1 exploration well. The well did not encounter commercial quantities of hydrocarbons and well costs of $20 million incurred through March 31, 2023 were expensed.  We estimate approximately $10 million of exploration expense will be recognized in the second quarter of 2023 for well costs incurred after March 31, 2023.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 37,000 boepd for the first quarter of 2023 (2022 Q1: 38,000 boepd), including contribution from unitized acreage in Malaysia. Net production from North Malay Basin, offshore Peninsular Malaysia, averaged 29,000 boepd for the first quarter of 2023 (2022 Q1: 26,000 boepd).
The following is an update of significant Midstream activities:
•In March 2023, HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased approximately 3.6 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of GIP for $100 million, financed by HESM Opco's revolving credit facility, of which we received net proceeds of $50 million. After giving effect to this transaction, we continue to own an approximate 41% interest in Hess Midstream LP, on a consolidated basis.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended March 31,
	2023	2022

	(In millions, except per share amounts)
Net Income Attributable to Hess Corporation:
Exploration and Production	$405	$460
Midstream	61	72
Corporate, Interest and Other	(120)	(115)
Total	$346	$417
Net Income Attributable to Hess Corporation Per Common Share:
Basic	$1.13	$1.35
Diluted	$1.13	$1.34
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$—	$—
Midstream	—	—
Corporate, Interest and Other	—	13
Total	$—	$13
The items in the table above are explained on page 23.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income attributable to Hess Corporation and adjusted net income attributable to Hess Corporation:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Adjusted Net Income Attributable to Hess Corporation:
Net income attributable to Hess Corporation	$346	$417
Less: Total items affecting comparability of earnings between periods, after-tax	—	13
Adjusted Net Income Attributable to Hess Corporation	$346	$404
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$638	$(156)
Changes in operating assets and liabilities	394	1,108
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$1,032	$952

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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,409	$2,313
Other, net	14	33
Total revenues and non-operating income	2,423	2,346
Costs and Expenses
Marketing, including purchased oil and gas	619	703
Operating costs and expenses	323	251
Production and severance taxes	48	61
Midstream tariffs	283	287
Exploration expenses, including dry holes and lease impairment	66	43
General and administrative expenses	66	57
Depreciation, depletion and amortization	443	292
Total costs and expenses	1,848	1,694
Results of Operations Before Income Taxes	575	652
Provision for income taxes	170	192
Net Income Attributable to Hess Corporation	$405	$460
The changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Lower realized selling prices in the first quarter of 2023 reduced after-tax earnings by approximately $410 million compared to the same period in 2022.  Average selling prices were as follows:

	Three Months Ended March 31,
	2023	2022

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$68.63	$84.77
Offshore	68.12	85.17
Total United States	68.50	84.85
Guyana	79.15	90.90
Malaysia and JDA	72.91	89.27
Other (b)	—	90.91
Worldwide	74.23	86.75
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$71.78	$91.55
Offshore	71.27	91.52
Total United States	71.65	91.54
Guyana	79.86	99.76
Malaysia and JDA	72.91	89.27
Other (b)	—	101.04
Worldwide	76.02	94.04
Natural Gas Liquids – Per Barrel
United States
North Dakota	$24.25	$39.88
Offshore	24.28	37.48
Worldwide	24.25	39.79
Natural Gas – Per Mcf
United States
North Dakota	$2.54	$4.32
Offshore	2.42	4.46
Total United States	2.51	4.35
Malaysia and JDA	5.44	5.81
Other (b)	—	4.79
Worldwide	4.39	5.28
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the first quarter of 2023 would be $77.68 (2022 Q1: $91.18) per barrel for crude oil (including hedging), $79.47 (2022 Q1: $98.47) per barrel for crude oil (excluding hedging), $24.48 (2022 Q1: $39.98) per barrel for NGLs and $4.52 (2022 Q1: $5.39) per mcf for natural gas.
(b)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022.
Crude oil hedging activities were a net loss of $34 million before and after income taxes in the first quarter of 2023, and a net loss of $92 million before and after income taxes in the first quarter of 2022. For the remainder of 2023, we have hedged 80,000 bopd with WTI put options with an average monthly floor price of $70 per barrel, and 50,000 bopd with Brent put options with an average monthly floor price of $75 per barrel. We expect noncash premium amortization, which will be reflected in realized selling prices, to reduce our results by approximately $50 million in the second quarter and by approximately $190 million for the full year 2023.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	76	77
Offshore	24	22
Total United States	100	99
Guyana	112	30
Malaysia and JDA	4	3
Other (a)	—	19
Total	216	151
Natural Gas Liquids – Barrels
United States
North Dakota	61	49
Offshore	1	1
Total United States	62	50
Natural Gas – Mcf
United States
North Dakota	158	158
Offshore	47	43
Total United States	205	201
Malaysia and JDA	369	364
Other (a)	—	12
Total	574	577
Barrels of Oil Equivalent (b)	374	297

Crude oil and natural gas liquids as a share of total production	74%	68%
(a)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022. Net production from Libya was 21,000 boepd in the first quarter of 2022.
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
We forecast net production to be in the range of 355,000 boepd to 365,000 boped for the second quarter, and in the range of 365,000 boepd to 375,000 boepd for the full year 2023.
United States:  North Dakota net production was higher in the first quarter of 2023, compared to the corresponding period in 2022, primarily due to higher NGL volumes received under percentage of proceeds contracts and increased drilling and completion activity.  Total offshore net production was higher in the first quarter of 2023, compared to the corresponding period in 2022, primarily due to an additional well brought online at the Llano Field.
International:  Net production in Guyana was higher in the first quarter of 2023, compared to the corresponding period in 2022, primarily due to production ramp up from the Liza Unity FPSO, which commenced production in February 2022 and reached its expected production capacity of approximately 220,000 gross bopd in July 2022. Net production from Guyana included 15,000 bopd of tax barrels in the first quarter of 2023 (2022 Q1: 0 bopd).

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Higher sales volumes in the first quarter of 2023 increased after-tax earnings by approximately $590 million compared to the corresponding period in 2022. Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Crude oil – barrels	19,161	12,580
Natural gas liquids – barrels	5,761	4,539
Natural gas – mcf	51,692	51,898
Barrels of Oil Equivalent (a)	33,537	25,769
Crude oil – barrels per day	213	140
Natural gas liquids – barrels per day	64	50
Natural gas – mcf per day	574	577
Barrels of Oil Equivalent Per Day (a)	373	286
(a)Reflects natural gas production converted based on relative energy content (six mcf equals one barrel).  Barrel of oil equivalence does not necessarily result in price equivalence as the equivalent price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.  In addition, NGLs do not sell at prices equivalent to crude oil.  See the average selling prices in the table on page 19.
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the United States, and transportation and other distribution costs for U.S. and Guyana marketing activities.  Marketing expense was lower in the first quarter of 2023, compared with the corresponding period in 2022, primarily due to lower third party crude oil volumes purchased and prices paid for purchased volumes.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in the first quarter of 2023 compared with the corresponding period in 2022, primarily due to the production ramp up in Guyana from the Liza Unity FPSO, which commenced production in February 2022, increased maintenance activity in North Dakota, and higher workover costs in the Gulf of Mexico partially offset by lower production and severance taxes associated with lower crude oil prices. On a per-unit basis, the decrease in cash operating costs in the first quarter of 2023, compared with the corresponding period in 2022, primarily reflects the impact of the higher production volumes.
Midstream Tariffs Expense:  Tariffs expense in the first quarter of 2023 was comparable with the corresponding period in 2022. We estimate Midstream tariffs expense to be in the range of $305 million to $315 million in the second quarter of 2023, and in the range of $1,230 million to $1,250 million for the full year 2023.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense and per-unit rates were higher in the first quarter of 2023, compared with the corresponding period in 2022, primarily due to higher production from Guyana following the start-up of Liza Phase 2 in February 2022.
Unit Costs:  Unit cost per boe information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual		Forecast range
	Three Months Ended March 31,		Three Months Ended June 30,			Twelve Months Ended December 31,
	2023	2022	2023			2023
Cash operating costs (a)	$12.96	$13.79	$15.50	—	$16.00	$13.50	—	$14.50
DD&A (b)	13.16	10.96	13.00	—	13.50	13.00	—	14.00
Total Production Unit Costs	$26.12	$24.75	$28.50	—	$29.50	$26.50	—	$28.50
(a)Cash operating costs per boe, excluding Libya (sold in November of 2022), were $14.54 in the first quarter of 2022.
(b)DD&A per boe, excluding Libya (sold in November of 2022), was $11.54 in the first quarter of 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Exploratory dry hole costs (a)	$31	$—
Exploration lease impairment	5	6
Geological and geophysical expense and exploration overhead	30	37
Total Exploration Expense	$66	$43
(a)Exploratory dry hole costs in the first quarter of 2023 relate primarily to the Fish/Tarpon-1 and Kokwari-1 exploration wells at the Stabroek Block, offshore Guyana.
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $40 million to $45 million in the second quarter of 2023 and in the range of $160 million to $170 million for the full year 2023.
Income Taxes:  E&P income tax expense was $170 million in the first quarter of 2023 and $192 million in the first quarter of 2022. Income tax expense from Libya operations, sold in November 2022, was $154 million in the first quarter of 2022. The decrease in Libya income tax expense in the first quarter of 2023 compared to the first quarter of 2022 was partially offset by higher income tax expense in Guyana as a result of higher pre-tax income. We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream), and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with U.S. generally accepted accounting principles. There is a reasonable possibility that if anticipated future earnings come to fruition and no other unforeseen negative evidence materializes, sufficient positive evidence may become available to support the release of all or a portion of the valuation allowance in these jurisdictions in the near term. This would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. Excluding items affecting comparability of earnings between periods, E&P income tax expense is expected to be in the range of $170 million to $180 million for the second quarter of 2023 and in the range of $670 million to $680 million for the full year 2023.
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$305	$312
Other, net	2	1
Total revenues and non-operating income	307	313
Costs and Expenses
Operating costs and expenses	63	66
General and administrative expenses	6	6
Interest expense	42	31
Depreciation, depletion and amortization	47	45
Total costs and expenses	158	148
Results of Operations Before Income Taxes	149	165
Provision for income taxes	6	5
Net Income	143	160
Less: Net income attributable to noncontrolling interests	82	88
Net Income Attributable to Hess Corporation	$61	$72
Sales and other operating revenues for the first quarter of 2023 decreased, compared to the prior-year quarter, primarily due to lower minimum volume commitments in the first quarter of 2023. Interest expense for the first quarter of 2023 increased, compared to the corresponding period in 2022, primarily due to the $400 million of 5.500% fixed-rate senior unsecured notes issued in April 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $55 million to $60 million in the second quarter of 2023, and in the range of $255 million to $265 million for the full year 2023.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$39	$36
Interest expense	86	92
Less: Capitalized interest	(5)	—
Interest expense, net	81	92
Corporate, Interest and Other expenses before income taxes	120	128
Provision for income taxes	—	—
Net Corporate, Interest and Other expenses after income taxes	120	128
Items affecting comparability of earnings between periods, after-tax	—	(13)
Total Corporate, Interest and Other Expenses after income taxes	$120	$115
Corporate and other expenses, excluding items affecting comparability, were higher in the first quarter of 2023 compared to the prior-year quarter primarily due to higher legal and professional fees partially offset by higher interest income. Interest expense, net was lower in the first quarter of 2023, compared to the prior-year quarter, due to the repayment of the remaining $500 million outstanding under the Corporation's $1.0 billion term loan in February 2022, and capitalized interest that commenced upon sanctioning of the Yellowtail development in Guyana in April 2022.
Second quarter 2023 corporate expenses are expected to be approximately $30 million and in the range of $120 million to $130 million for the full year 2023. Interest expense, net is expected to be in the range of $80 million to $85 million for the second quarter and in the range of $305 million to $315 million for the full year 2023.
Items Affecting Comparability of Earnings Between Periods:
In the first quarter of 2022, results included a pre-tax gain of $22 million ($22 million after income taxes) associated with the sale of real property and a charge of $9 million ($9 million after income taxes) for litigation related costs associated with our former downstream business.
Other Items Potentially Affecting Future Results
Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, NGLs and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, crude oil storage capacity, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	March 31, 2023	December 31, 2022

	(In millions, except ratio)
Cash and cash equivalents (a)	$2,100	$2,486
Current portion of long-term debt	5	3
Total debt (b)	8,387	8,281
Total equity	8,721	8,496
Debt to capitalization ratio for debt covenants (c)	35.4%	36.1%
(a)Includes $4 million of cash attributable to our Midstream segment at March 31, 2023 (December 31, 2022: $4 million) of which $4 million is held by Hess Midstream LP at March 31, 2023 (December 31, 2022: $3 million).
(b)At March 31, 2023, includes $2,990 million of debt outstanding from our Midstream segment (December 31, 2022: $2,886 million) that is non-recourse to Hess Corporation.
(c)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation's revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests.

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Net cash provided by (used in):
Operating activities	$638	$(156)
Investing activities	(841)	(522)
Financing activities	(183)	(665)
Net Increase (Decrease) in Cash and Cash Equivalents	$(386)	$(1,343)
Operating activities:  Net cash provided by operating activities was $638 million in the first quarter of 2023, compared with net cash used in operating activities of $156 million in the first quarter of 2022. Net cash provided by operating activities before changes in operating assets and liabilities was $1,032 million in the first quarter of 2023, compared with $952 million in the first quarter of 2022. During the first quarter of 2023, changes in operating assets and liabilities reduced cash flow from operating activities by $394 million primarily due to premiums paid for crude oil hedge contracts and payments for abandonment activities. Changes in operating assets and liabilities in the first quarter of 2022 reduced cash flow from operating activities by $1,108 million reflecting payments of approximately $470 million for accrued Libyan income tax and royalties at December 31, 2021, premiums paid for crude oil hedge contracts and an increase in accounts receivable due to higher crude oil prices.
Investing activities:  Additions to property, plant and equipment of $837 million in the first quarter of 2023 were up $291 million compared with the corresponding period in 2022.  The increase is primarily due to higher drilling in the Bakken and development activities in Guyana.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(735)	$(543)
Increase (decrease) in related liabilities	(38)	52
Additions to property, plant and equipment - E&P	$(773)	$(491)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(57)	$(37)
Increase (decrease) in related liabilities	(7)	(18)
Additions to property, plant and equipment - Midstream	$(64)	$(55)
Financing activities: Common stock dividends paid were $137 million in the first quarter of 2023, compared to $119 million in the first quarter of 2022. Net cash outflows to noncontrolling interests were $131 million in the first quarter of 2023 and $74 million in the first quarter of 2022. Net borrowings (repayments) of debt with maturities of 90 days or less related to the HESM Opco revolving credit facility, which was used to finance the repurchase of approximately 3.6 million HESM Opco Class B units for $100 million. In the first quarter of 2022, we repaid the remaining $500 million outstanding under our $1.0 billion term loan.
Future Capital Requirements and Resources
At March 31, 2023, we had $2.1 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.4 billion. We plan to return up to 75% of our annual adjusted free cash flow (defined as net cash provided by operating activities less capital expenditures and adjusted for debt repayments and net Midstream financing activities) to shareholders through dividend increases and common stock repurchases. In March 2023, we announced a 17% increase in our first quarter dividend on common stock and our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion.
Net production in 2023 is forecast to be in the range of 365,000 boepd to 375,000 boepd, and we expect our 2023 E&P capital and exploratory expenditures will be approximately $3.7 billion. In 2023, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at March 31, 2023 will be sufficient to fund our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at March 31, 2023:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	July 2027	$3,250	$—	$—	$—	$3,250
Committed lines	Various (a)	100	—	—	—	100
Uncommitted lines	Various (a)	86	—	86	86	—
Total - Hess Corporation		$3,436	$—	$86	$86	$3,350
Midstream
Revolving credit facility (b)	July 2027	$1,000	$121	$—	$121	$879
Total - Midstream		$1,000	$121	$—	$121	$879
(a)Committed and uncommitted lines have expiration dates through 2024.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Hess Corporation:
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation's senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). The indentures for the Corporation's fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of March 31, 2023, Hess Corporation was in compliance with these financial covenants. At March 31, 2023, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility.
All three major credit rating agencies that rate the senior unsecured debt of Hess Corporation have assigned an investment grade credit rating. In June 2022, Moody’s Investors Service upgraded our senior unsecured ratings from Ba1 to Baa3 with a stable outlook. In March 2023, Standard and Poor’s Ratings Services affirmed our credit rating at BBB- with stable outlook. Fitch Ratings affirmed our BBB- credit rating with a positive outlook in August 2022.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At March 31, 2023, HESM Opco, a consolidated subsidiary of Hess Midstream LP, had $1.4 billion senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At March 31, 2023, borrowings of $121 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $400 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 11, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $184 million at March 31, 2023 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of approximately $20 million, respectively, at March 31, 2023.
At March 31, 2023, our long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,387 million and a fair value of $8,460 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $445 million or $490 million, respectively.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
At March 31, 2023, we have WTI put options with an average monthly floor price of $70 per barrel for 80,000 bopd, and Brent put options with an average monthly floor price of $75 per barrel for 50,000 bopd. As of March 31, 2023, an assumed 10% increase in the forward WTI and Brent crude oil prices used in determining the fair value of our put options would reduce the fair value of these derivative instruments by approximately $55 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $105 million.

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
•liability resulting from environmental obligations and litigation, including heightened risks associated with being a general partner of Hess Midstream LP; and
•other factors described in the section entitled “Risk Factors” in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 as well as any additional risks described in our other filings with the SEC.
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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2023.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.      Legal Proceedings.
Information regarding legal proceedings is contained in Note 9, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 2.      Share Repurchase Activities.
On March 1, 2023, our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion. This new authorization replaced our previous repurchase authorization which was fully utilized at the end of 2022. There were no shares of our common stock repurchased during the first three months of 2023.

PART II - OTHER INFORMATION (CONT'D)
Item 6.   Exhibits.

Exhibits
10(1)*	Form of 2023 Performance Award Agreement under the 2017 Long-Term Incentive Plan.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.
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

Date: May 4, 2023