Form 10-Q
period 2023-06-30
HESS CORP
filed 2023-08-03
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At June 30, 2023, there were 307,061,031 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2023	December 31, 2022

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,226	$2,486
Accounts receivable:
From contracts with customers	868	1,041
Joint venture and other	151	121
Inventories	278	217
Other current assets	181	66
Total current assets	3,704	3,931
Property, plant and equipment:
Total — at cost	34,073	32,592
Less: Reserves for depreciation, depletion, amortization and lease impairment	18,332	17,494
Property, plant and equipment — net	15,741	15,098
Operating lease right-of-use assets — net	515	570
Finance lease right-of-use assets — net	117	126
Goodwill	360	360
Deferred income taxes	214	133
Post-retirement benefit assets	664	648
Other assets	915	829
Total Assets	$22,230	$21,695
Liabilities
Current Liabilities:
Accounts payable	$350	$285
Accrued liabilities	1,754	1,840
Taxes payable	69	47
Current portion of long-term debt	8	3
Current portion of operating and finance lease obligations	222	221
Total current liabilities	2,403	2,396
Long-term debt	8,459	8,278
Long-term operating lease obligations	407	469
Long-term finance lease obligations	168	179
Deferred income taxes	497	418
Asset retirement obligations	960	1,034
Other liabilities and deferred credits	434	425
Total Liabilities	13,328	13,199
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued 307,061,031 shares (2022: 306,176,864)	307	306
Capital in excess of par value	6,442	6,206
Retained earnings	1,670	1,474
Accumulated other comprehensive income (loss)	(147)	(131)
Total Hess Corporation stockholders’ equity	8,272	7,855
Noncontrolling interests	630	641
Total Equity	8,902	8,496
Total Liabilities and Equity	$22,230	$21,695
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,289	$2,955	$4,700	$5,268
Gains on asset sales, net	—	3	—	25
Other, net	31	30	73	66
Total revenues and non-operating income	2,320	2,988	4,773	5,359
Costs and Expenses
Marketing, including purchased oil and gas	547	843	1,150	1,525
Operating costs and expenses	454	356	836	669
Production and severance taxes	46	67	94	128
Exploration expenses, including dry holes and lease impairment	99	33	165	76
General and administrative expenses	108	95	244	205
Interest expense	122	121	245	244
Depreciation, depletion and amortization	497	391	988	728
Impairment and other	82	—	82	—
Total costs and expenses	1,955	1,906	3,804	3,575
Income Before Income Taxes	365	1,082	969	1,784
Provision for income taxes	160	328	336	525
Net Income	205	754	633	1,259
Less: Net income attributable to noncontrolling interests	86	87	168	175
Net Income Attributable to Hess Corporation	$119	$667	$465	$1,084

Net Income Attributable to Hess Corporation Per Common Share:
Basic	$0.39	$2.15	$1.52	$3.50
Diluted	$0.39	$2.15	$1.51	$3.49
Weighted Average Number of Common Shares Outstanding:
Basic	306.0	309.7	305.7	309.3
Diluted	307.5	310.9	307.4	310.6
Common Stock Dividends Per Share	$0.4375	$0.3750	$0.8750	$0.7500
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Net Income	$205	$754	$633	$1,259
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	52	163	86	255
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	52	163	86	255
Change in fair value of cash flow hedges	(73)	(39)	(90)	(494)
Income taxes on change in fair value of cash flow hedges	—	—	—	—
Net change in fair value of cash flow hedges	(73)	(39)	(90)	(494)
Change in derivatives designated as cash flow hedges, after taxes	(21)	124	(4)	(239)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(13)	152	(13)	152
Income taxes on actuarial changes in plan liabilities	—	—	—	—
(Increase) reduction in unrecognized actuarial losses, net	(13)	152	(13)	152
Amortization of net actuarial losses	1	5	1	8
Income taxes on amortization of net actuarial losses	—	—	—	—
Net effect of amortization of net actuarial losses	1	5	1	8
Change in pension and other postretirement plans, after taxes	(12)	157	(12)	160
Other Comprehensive Income (Loss)	(33)	281	(16)	(79)
Comprehensive Income	172	1,035	617	1,180
Less: Comprehensive income attributable to noncontrolling interests	86	87	168	175
Comprehensive Income Attributable to Hess Corporation	$86	$948	$449	$1,005
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022

	(In millions)
Cash Flows From Operating Activities
Net income	$633	$1,259
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gains) losses on asset sales, net	—	(25)
Depreciation, depletion and amortization	988	728
Impairment and other	82	—
Exploratory dry hole costs	93	—
Exploration lease impairment	13	10
Pension settlement loss	—	2
Stock compensation expense	53	49
Noncash (gains) losses on commodity derivatives, net	52	218
Provision for deferred income taxes and other tax accruals	92	174
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14)	(529)
(Increase) decrease in inventories	(61)	(94)
Increase (decrease) in accounts payable and accrued liabilities	(119)	100
Increase (decrease) in taxes payable	22	(387)
Changes in other operating assets and liabilities	(222)	(152)
Net cash provided by (used in) operating activities	1,612	1,353
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,551)	(1,098)
Additions to property, plant and equipment - Midstream	(107)	(111)
Proceeds from asset sales, net of cash sold	—	28
Other, net	(4)	—
Net cash provided by (used in) investing activities	(1,662)	(1,181)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	180	(13)
Debt with maturities of greater than 90 days:
Borrowings	—	400
Repayments	—	(510)
Cash dividends paid	(271)	(235)
Common stock acquired and retired	(20)	(190)
Proceeds from sale of Class A shares of Hess Midstream LP	167	146
Noncontrolling interests, net	(263)	(351)
Employee stock options exercised	4	40
Payments on finance lease obligations	(4)	(4)
Other, net	(3)	(9)
Net cash provided by (used in) financing activities	(210)	(726)
Net Increase (Decrease) in Cash and Cash Equivalents	(260)	(554)
Cash and Cash Equivalents at Beginning of Year	2,486	2,713
Cash and Cash Equivalents at End of Period	$2,226	$2,159
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended June 30, 2023
Balance at April 1, 2023	$307	$6,254	$1,686	$(114)	$8,133	$588	$8,721
Net income	—	—	119	—	119	86	205
Other comprehensive income (loss)	—	—	—	(33)	(33)	—	(33)
Share-based compensation	—	19	—	—	19	—	19
Dividends on common stock	—	—	(135)	—	(135)	—	(135)
Sale of Class A shares of Hess Midstream LP	—	158	—	—	158	93	251
Repurchase of Class B units of Hess Midstream Operations LP	—	11	—	—	11	(55)	(44)
Noncontrolling interests, net	—	—	—	—	—	(82)	(82)
Balance at June 30, 2023	$307	$6,442	$1,670	$(147)	$8,272	$630	$8,902
For the Three Months Ended June 30, 2022
Balance at April 1, 2022	$311	$6,083	$680	$(766)	$6,308	$740	$7,048
Net income	—	—	667	—	667	87	754
Other comprehensive income (loss)	—	—	—	281	281	—	281
Share-based compensation	1	24	—	—	25	—	25
Dividends on common stock	—	—	(117)	—	(117)	—	(117)
Sale of Class A shares of Hess Midstream LP	—	130	—	—	130	88	218
Repurchase of Class B units of Hess Midstream Operations LP	—	32	—	—	32	(215)	(183)
Common stock acquired and retired	(2)	(33)	(155)	—	(190)	—	(190)
Noncontrolling interests, net	—	—	—	—	—	(78)	(78)
Balance at June 30, 2022	$310	$6,236	$1,075	$(485)	$7,136	$622	$7,758
For the Six Months Ended June 30, 2023
Balance at January 1, 2023	$306	$6,206	$1,474	$(131)	$7,855	$641	$8,496
Net income	—	—	465	—	465	168	633
Other comprehensive income (loss)	—	—	—	(16)	(16)	—	(16)
Share-based compensation	1	59	—	—	60	—	60
Dividends on common stock	—	—	(269)	—	(269)	—	(269)
Sale of Class A shares of Hess Midstream LP	—	158	—	—	158	93	251
Repurchase of Class B units of Hess Midstream Operations LP	—	19	—	—	19	(109)	(90)
Noncontrolling interests, net	—	—	—	—	—	(163)	(163)
Balance at June 30, 2023	$307	$6,442	$1,670	$(147)	$8,272	$630	$8,902
For the Six Months Ended June 30, 2022
Balance at January 1, 2022	$310	$6,017	$379	$(406)	$6,300	$726	$7,026
Net income	—	—	1,084	—	1,084	175	1,259
Other comprehensive income (loss)	—	—	—	(79)	(79)	—	(79)
Share-based compensation	2	90	—	—	92	—	92
Dividends on common stock	—	—	(233)	—	(233)	—	(233)
Sale of Class A shares of Hess Midstream LP	—	130	—	—	130	88	218
Repurchase of Class B units of Hess Midstream Operations LP	—	32	—	—	32	(215)	(183)
Common stock acquired and retired	(2)	(33)	(155)		(190)	—	(190)
Noncontrolling interests, net	—	—	—	—	—	(152)	(152)
Balance at June 30, 2022	$310	$6,236	$1,075	$(485)	$7,136	$622	$7,758
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2023 and December 31, 2022, the consolidated results of operations for the three and six months ended June 30, 2023 and 2022, and consolidated cash flows for the six months ended June 30, 2023 and 2022.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
 2.  Inventories
Inventories consisted of the following:

	June 30, 2023	December 31, 2022

	(In millions)
Crude oil and natural gas liquids	$84	$63
Materials and supplies	194	154
Total Inventories	$278	$217
3.  Property, Plant and Equipment
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the six months ended June 30, 2023 (in millions):

Balance at January 1, 2023	$886
Additions to capitalized exploratory well costs pending the determination of proved reserves	128
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(78)
Capitalized exploratory well costs charged to expense	(6)
Balance at June 30, 2023	$930
In the first six months, additions to capitalized exploratory well costs pending determination of proved reserves primarily related to wells drilled on the Stabroek Block (Hess 30%), offshore Guyana, and the Pickerel-1 exploration well (Hess 100%) in the Gulf of Mexico on Mississippi Canyon Block 727. Reclassifications to wells, facilities and equipment based on the determination of proved reserves resulted from the sanction of the Uaru Field development project, the fifth sanctioned project on the Stabroek Block. At June 30, 2023, 32 exploration and appraisal wells on the Stabroek Block, with a total cost of $738 million, were capitalized pending determination of proved reserves. The preceding table excludes well costs of $87 million that were incurred and expensed during the first six months of 2023.
At June 30, 2023, exploratory well costs capitalized for greater than one year following completion of drilling of $653 million was comprised of the following:
Guyana: Approximately 85% of the capitalized well costs in excess of one year relate to successful exploration wells where hydrocarbons were encountered on the Stabroek Block.  The operator also plans further appraisal drilling on the block and is conducting pre-development planning for additional phases of development.
U.S.:  Approximately 8% of the capitalized well costs in excess of one year relate to the Huron-1 exploration well (Hess 40%) located on Green Canyon Block 69 in the Gulf of Mexico, where oil bearing reservoirs were encountered. Well results are being evaluated and planning for appraisal activities is underway.
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
Malaysia:  Approximately 1% of the capitalized well costs in excess of one year relate to the North Malay Basin (Hess 50%), offshore Peninsular Malaysia, where hydrocarbons were encountered in one successful exploration well.  Pre-development studies are ongoing.
4.  Hess Midstream LP
At June 30, 2023, Hess Midstream LP (Hess Midstream), a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $3,201 million (December 31, 2022: $3,027 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream included cash and cash equivalents totaling $3 million (December 31, 2022: $3 million), property, plant and equipment with a carrying value of $3,188 million (December 31, 2022: $3,173 million) and an equity-method investment in the Little Missouri 4 (LM4) gas processing plant of $93 million (December 31, 2022: $94 million). Hess Corporation owns an approximate 38% interest in Hess Midstream LP, on a consolidated basis, at June 30, 2023.
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream and Targa Resources Corp. Hess Midstream has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. The processing fees included in Operating costs and expenses in the Statement of Consolidated Income for the three and six months ended June 30, 2023 were $6 million and $11 million respectively, compared with $4 million and $9 million for the three and six months ended June 30, 2022, respectively.
In June 2023, Hess Midstream Operations LP (HESM Opco), a consolidated subsidiary of Hess Midstream LP, repurchased approximately 3.4 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of Global Infrastructure Partners (GIP) for $100 million, which was financed by HESM Opco's revolving credit facility. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $11 million, and an increase in deferred tax assets and Noncontrolling interests of $6 million resulting from a change in the difference between the carrying value and tax basis of Hess Midstream LP's investment in HESM Opco. The $50 million paid to GIP reduced Noncontrolling interests.
In May 2023, Hess Midstream LP completed an underwritten public equity offering of approximately 12.8 million Hess Midstream LP Class A shares held by a subsidiary of Hess Corporation and an affiliate of GIP. We received net proceeds of $167 million from the public offering. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $158 million and $93 million, respectively. The increase to Noncontrolling interests of $93 million is comprised of $9 million resulting from the change in ownership interest and $84 million from an increase to deferred tax assets resulting from a change in the difference between the carrying value and tax basis of Hess Midstream LP's investment in HESM Opco.
In March 2023, HESM Opco repurchased approximately 3.6 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of GIP for $100 million, which was financed by HESM Opco's revolving credit facility. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $8 million, and an increase in deferred tax assets and Noncontrolling interests of $4 million resulting from a change in the difference between the carrying value and tax basis of Hess Midstream LP's investment in HESM Opco. The $50 million paid to GIP reduced Noncontrolling interests.
In April 2022, Hess Midstream LP completed an underwritten public equity offering of approximately 10.2 million Hess Midstream LP Class A shares held by a subsidiary of Hess Corporation and an affiliate of GIP. We received net proceeds of $146 million from the public offering. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $130 million and $88 million, respectively. The increase to Noncontrolling interests of $88 million is comprised of $16 million resulting from the change in ownership interest and $72 million from an increase to deferred tax assets resulting from a change in the difference between the carrying value and tax basis of Hess Midstream LP's investment in HESM Opco.
Concurrent with the April 2022 public offering, HESM Opco repurchased approximately 13.6 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of GIP for $400 million. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $32 million, and an increase in deferred tax assets and Noncontrolling interests of $17 million resulting from a change in the difference between the carrying value and tax basis of Hess Midstream LP's investment in HESM Opco. The $200 million paid to GIP reduced Noncontrolling interests.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	June 30, 2023	December 31, 2022

	(In millions)
Accrued capital expenditures	$589	$499
Accrued operating and marketing expenditures	400	522
Current portion of asset retirement obligations	241	207
Accrued payments to royalty and working interest owners	179	201
Accrued interest on debt	144	143
Accrued compensation and benefits	76	132
Other accruals	125	136
Total Accrued Liabilities	$1,754	$1,840

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	Other (a)	E&P Total

Three Months Ended June 30, 2023
Sales of net production volumes:
Crude oil revenue	$710	$787	$24	$—	$1,521	$—	$—	$1,521
Natural gas liquids revenue	112	—	—	—	112	—	—	112
Natural gas revenue	38	—	182	—	220	—	—	220
Sales of purchased oil and gas	469	15	—	—	484	—	—	484
Intercompany revenue	—	—	—	—	—	322	(322)	—
Total sales (b)	1,329	802	206	—	2,337	322	(322)	2,337
Other operating revenues (c)	(30)	(20)	—	—	(50)	2	—	(48)
Total sales and other operating revenues	$1,299	$782	$206	$—	$2,287	$324	$(322)	$2,289
Three Months Ended June 30, 2022
Sales of net production volumes:
Crude oil revenue	$895	$681	$37	$170	$1,783	$—	$—	$1,783
Natural gas liquids revenue	173	—	—	—	173	—	—	173
Natural gas revenue	126	—	215	5	346	—	—	346
Sales of purchased oil and gas	761	18	—	36	815	—	—	815
Intercompany revenue	—	—	—	—	—	314	(314)	—
Total sales (b)	1,955	699	252	211	3,117	314	(314)	3,117
Other operating revenues (c)	(95)	(52)	—	(15)	(162)	—	—	(162)
Total sales and other operating revenues	$1,860	$647	$252	$196	$2,955	$314	$(314)	$2,955
Six Months Ended June 30, 2023
Sales of net production volumes:
Crude oil revenue	$1,379	$1,612	$53	$—	$3,044	$—	$—	$3,044
Natural gas liquids revenue	253	—	—	—	253	—	—	253
Natural gas revenue	92	—	362	—	454	—	—	454
Sales of purchased oil and gas	996	32	—	—	1,028	—	—	1,028
Intercompany revenue	—	—	—	—	—	625	(625)	—
Total sales (b)	2,720	1,644	415	—	4,779	625	(625)	4,779
Other operating revenues (c)	(56)	(27)	—	—	(83)	4	—	(79)
Total sales and other operating revenues	$2,664	$1,617	$415	$—	$4,696	$629	$(625)	$4,700
Six Months Ended June 30, 2022
Sales of net production volumes:
Crude oil revenue	$1,731	$907	$68	$316	$3,022	$—	$—	$3,022
Natural gas liquids revenue	354	—	—	—	354	—	—	354
Natural gas revenue	211	—	405	10	626	—	—	626
Sales of purchased oil and gas	1,421	22	—	71	1,514	—	—	1,514
Intercompany revenue	—	—	—	—	—	626	(626)	—
Total sales (b)	3,717	929	473	397	5,516	626	(626)	5,516
Other operating revenues (c)	(153)	(67)	—	(28)	(248)	—	—	(248)
Total sales and other operating revenues	$3,564	$862	$473	$369	$5,268	$626	$(626)	$5,268
(a)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022.
(b)Guyana crude oil revenue includes $88 million and $196 million of revenue from non-customers for the three and six months ended June 30, 2023, respectively. There was no revenue from non-customers for the three and six months ended June 30, 2022.
(c)Other operating revenues are not a component of revenues from contracts with customers, and primarily includes gains (losses) on commodity derivatives.
There have been no significant changes to contracts with customers or the composition thereof during the six months ended June 30, 2023.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas. At June 30, 2023, contract liabilities of $27 million (December 31, 2022: $24 million) were primarily due to a take-or-pay deficiency payment received in the fourth quarter of 2021 that is subject to a make-up period expiring in December 2023. At June 30, 2023 and December 31, 2022, there were no contract assets.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Impairment and Other
In the second quarter of 2023, we recognized a pre-tax charge of $82 million ($82 million after income taxes) that resulted from revisions to estimated costs to abandon certain wells, pipelines and production facilities in the West Delta Field in the Gulf of Mexico. These abandonment obligations were assigned to us as a former owner after they were discharged from Fieldwood Energy LLC as part of its approved bankruptcy plan in 2021.
8. Retirement Plans
Components of net periodic benefit cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)

Service cost	$10	$12	$19	$25
Interest cost (a)	25	17	50	33
Expected return on plan assets (a)	(40)	(52)	(79)	(105)
Amortization of unrecognized net actuarial losses (a)	1	3	1	6
Settlement loss (a)	—	2	$—	$2
Net periodic benefit cost (income) (a)	$(4)	$(18)	$(9)	$(39)
(a)  Net non-service cost, which is included in Other, net in the Statement of Consolidated Income, was income of $14 million and $28 million for the three and six months ended June 30, 2023, respectively, compared with income of $30 million and $64 million for the three and six months ended June 30, 2022.
In the second quarter of 2022, the Hess Corporation Employees’ Pension Plan purchased a single premium annuity contract at a cost of $166 million using assets of the plan to settle and transfer certain of its obligations to a third party. This partial settlement resulted in a noncash settlement loss of $13 million to recognize unamortized actuarial losses.
In the second quarter of 2022, the HOVENSA Legacy Employees' Pension Plan paid lump sums to certain participants totaling $20 million, and purchased a single premium annuity contract at a cost of $80 million, to settle the plan's projected benefit obligation in connection with terminating the plan. The settlement transactions resulted in a noncash settlement gain of $11 million to recognize unamortized actuarial gains. The assets remaining after settlement of the plan's projected benefit obligation of $15 million were transferred to the Hess Corporation Employees' Pension Plan in December 2022.
In 2023, we expect to contribute approximately $2 million to our funded pension plans.
9. Weighted Average Common Shares
The Net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Net income attributable to Hess Corporation:
Net income	$205	$754	$633	$1,259
Less: Net income attributable to noncontrolling interests	86	87	168	175
Net income attributable to Hess Corporation	$119	$667	$465	$1,084
Weighted average number of common shares outstanding:
Basic	306.0	309.7	305.7	309.3
Effect of dilutive securities
Restricted common stock	0.3	0.6	0.5	0.6
Stock options	0.7	0.6	0.7	0.6
Performance share units	0.5	—	0.5	0.1
Diluted	307.5	310.9	307.4	310.6

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted common stock	1,789	—	61,489	48
Stock options	189,479	269,748	121,226	172,581
Performance share units	—	29,668	—	30,510
During the six months ended June 30, 2023, we granted 451,226 shares of restricted stock (2022: 565,318), 130,272 performance share units (2022: 178,008) and 189,479 stock options (2022: 269,748).
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
Hess Corporation and its subsidiary HONX, Inc. have been named as defendants in various personal injury claims alleging exposure to asbestos and/or other alleged toxic substances while working at a former refinery (owned and operated by subsidiaries or related entities) located in St. Croix, U.S. Virgin Islands. On April 28, 2022, HONX, Inc. initiated a Chapter 11 § 524G process in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, to resolve these asbestos-related claims. In February 2023, Hess, HONX, Inc., the Unsecured Creditors’ Committee, and counsel representing claimants, reached a mediated resolution of the matter, contingent upon final approvals of all parties and confirmation by the Bankruptcy Court. As of June 30, 2023, we have a provision of $116 million for the amounts expected to be funded to the § 524G trust established for the settlement of claims, based on the mediated resolution.
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
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended June 30, 2023
Sales and other operating revenues	$2,287	$2	$—	$—	$2,289
Intersegment revenues	—	322	—	(322)	—
Total sales and other operating revenues	$2,287	$324	$—	$(322)	$2,289

Net income (loss) attributable to Hess Corporation	$155	$62	$(98)	$—	$119
Depreciation, depletion and amortization	450	47	—	—	497
Impairment and other	82	—	—	—	82
Provision for income taxes	152	8	—	—	160
Capital expenditures	904	52	—	—	956
For the Three Months Ended June 30, 2022
Sales and other operating revenues	$2,955	$—	$—	$—	$2,955
Intersegment revenues	—	314	—	(314)	—
Total sales and other operating revenues	$2,955	$314	$—	$(314)	$2,955

Net income (loss) attributable to Hess Corporation	$723	$65	$(121)	$—	$667
Depreciation, depletion and amortization	345	44	2	—	391
Provision for income taxes	321	7	—	—	328
Capital expenditures	593	72	—	—	665
For the Six Months Ended June 30, 2023
Sales and other operating revenues	$4,696	$4	$—	$—	$4,700
Intersegment revenues	—	625	—	(625)	—
Total sales and other operating revenues	$4,696	$629	$—	$(625)	$4,700

Net income (loss) attributable to Hess Corporation	$560	$123	$(218)	$—	$465
Depreciation, depletion and amortization	893	94	1	—	988
Impairment and other	82	—	—	—	82
Provision for income taxes	322	14	—	—	336
Capital expenditures	1,639	109	—	—	1,748
For the Six Months Ended June 30, 2022
Sales and other operating revenues	$5,268	$—	$—	$—	$5,268
Intersegment revenues	—	626	—	(626)	—
Total sales and other operating revenues	$5,268	$626	$—	$(626)	$5,268

Net income (loss) attributable to Hess Corporation	$1,183	$137	$(236)	$—	$1,084
Depreciation, depletion and amortization	637	89	2	—	728
Provision for income taxes	513	12	—	—	525
Capital expenditures	1,136	109	—	—	1,245
Corporate, Interest and Other had interest income of $21 million and $41 million for the three and six months ended June 30, 2023, respectively, compared to $3 million for both the three and six months ended June 30, 2022. Interest income is included in Other, net in the Statement of Consolidated Income.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Identifiable assets by operating segment were as follows:

	June 30, 2023	December 31, 2022

	(In millions)
Exploration and Production	$15,792	$15,022
Midstream	3,864	3,775
Corporate, Interest and Other	2,574	2,898
Total	$22,230	$21,695
12.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values. Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or reduce our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production. Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At June 30, 2023, these instruments relate to the British Pound and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	June 30, 2023	December 31, 2022

	(In millions)
Commodity - crude oil hedge contracts (millions of barrels)	23.9	—
Foreign exchange forwards / swaps	$236	$177
Interest rate swaps	$100	$100
In the first quarter of 2023, we hedged 80,000 barrels of oil per day (bopd) with WTI put options with an average monthly floor price of $70 per barrel, and 50,000 bopd with Brent put options with an average monthly floor price of $75 per barrel, for the remainder of 2023.
The table below reflects the fair values of risk management derivative instruments.

	Assets	Liabilities

	(In millions)
June 30, 2023
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$100	$—
Interest rate swaps	—	(3)
Total derivative contracts designated as hedging instruments	100	(3)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	—
Total derivative contracts not designated as hedging instruments	—	—
Gross fair value of derivative contracts	100	(3)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$100	$(3)
December 31, 2022
Derivative Contracts Designated as Hedging Instruments:
Interest rate swaps	$—	$(4)
Total derivative contracts designated as hedging instruments	—	(4)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	(2)
Total derivative contracts not designated as hedging instruments	—	(2)
Gross fair value of derivative contracts	—	(6)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$—	$(6)

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
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges:  Crude oil hedging contracts decreased Sales and other operating revenues by $52 million and $86 million in the three and six months ended June 30, 2023, respectively. In the three and six months ended June 30, 2022, crude oil hedging contracts decreased Sales and other operating revenues by $163 million and $255 million, respectively. At June 30, 2023, pre-tax deferred losses in Accumulated other comprehensive income (loss) related to outstanding crude oil hedging contracts were $4 million ($4 million after income taxes), all of which will be reclassified into earnings during the remainder of 2023 as the hedged crude oil sales are recognized in earnings.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income, were losses of $2 million and nil in the three and six months ended June 30, 2023, respectively, compared with losses of $3 million in both the three and six months ended June 30, 2022.  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to net losses of nil and $2 million in the three and six months ended June 30, 2023, respectively, compared with net gains of $10 million and $14 million in the three and six months ended June 30, 2022, respectively.
Fair Value Measurement:
At June 30, 2023, our total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $8,467 million and a fair value of $8,374 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at June 30, 2023 and December 31, 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended June 30, 2023 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States, Guyana, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname and Canada. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the block. We currently plan to have six floating production, storage and offloading vessels (FPSO) with an aggregate expected production capacity of more than 1.2 million gross bopd on the Stabroek Block by the end of 2027, and the potential for up to ten FPSOs to develop the current discovered recoverable resource base.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at June 30, 2023, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
2023 Outlook
Our E&P capital and exploratory expenditures are forecast to be approximately $3.7 billion for 2023. Oil and gas net production in 2023 is forecast to be in the range of 385,000 barrels of oil equivalent per day (boepd) to 390,000 boepd. For the remainder of 2023, we have WTI put options for 80,000 bopd with an average monthly floor price of $70 per barrel and Brent put options for 50,000 bopd with an average monthly floor price of $75 per barrel.
Second Quarter Results
In the second quarter of 2023, net income was $119 million, compared with $667 million in the second quarter of 2022. Excluding items affecting comparability of earnings between periods detailed on page 24, adjusted net income was $201 million in the second quarter of 2023.  The decrease in adjusted after-tax earnings in the second quarter of 2023 compared with the prior-year quarter was primarily due to lower realized selling prices, partially offset by the net impact of higher production volumes in the second quarter of 2023.
Exploration and Production Results
In the second quarter of 2023, E&P had net income of $155 million, compared with $723 million in the second quarter of 2022. Excluding items affecting comparability of earnings between periods, adjusted net income was $237 million in the second quarter of 2023. Total net production averaged 387,000 boepd in the second quarter 2023, compared with 303,000 boepd, proforma for asset sold, in the second quarter of 2022. The average realized crude oil selling price, including hedging, was $71.13 per barrel in the second quarter of 2023, compared with $99.16 per barrel in the second quarter of 2022. The average realized NGL selling price in the second quarter of 2023 was $17.95 per barrel, compared with $40.92 per barrel in the prior-year quarter, while the average realized natural gas selling price was $3.82 per thousand cubic feet (mcf) in the second quarter of 2023, compared with $6.45 per mcf in the second quarter of 2022.
The following is an update of our ongoing E&P activities:
•In North Dakota, net production from the Bakken averaged 181,000 boepd for the second quarter of 2023 (2022 Q2: 140,000 boepd), reflecting increased drilling and completion activity, higher NGL and natural gas volumes received under percentage of proceeds contracts due to lower commodity prices, and higher uptime after weather related shut-ins in the prior-year quarter. NGL and natural gas volumes received under percentage of proceeds contracts were 22,000 boepd in the second quarter of 2023 compared with 7,000 boepd in the second quarter of 2022 due to lower realized NGL and natural gas prices increasing volumes received as consideration for gas processing fees. We drilled 32 wells, completed 28 wells, and brought 30 new wells online during the second quarter of 2023. We forecast net production to be approximately 185,000 boepd for the third quarter and in the range of 175,000 boepd to 180,000 boepd for the full year 2023.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
•In the Gulf of Mexico, net production for the second quarter of 2023 averaged 32,000 boepd (2022 Q2: 29,000 boepd) primarily due to an additional well brought online at the Llano Field.
In July 2023, the Pickerel-1 exploration well (Hess 100%) located in Mississippi Canyon Block 727 was an oil discovery. The well encountered approximately 90 feet of net pay in high quality, oil bearing, Miocene age reservoir. Planning is underway to tie-back the well to the Tubular Bells production facility with first oil expected in mid-2024.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production from the Liza Destiny and Liza Unity FPSOs totaled 110,000 bopd for the second quarter of 2023 (2022 Q2: 67,000 bopd). Net production from Guyana in the second quarter of 2023 included 13,000 bopd of tax barrels (2022 Q2: 0 bopd). The Liza Unity FPSO, which commenced production in February 2022, reached its initial expected production capacity of approximately 220,000 gross bopd in July 2022. The Liza Unity FPSO is expected to increase its production capacity to approximately 250,000 gross bopd by the end of 2023 as a result of production optimization work. In the second quarter of 2023, we sold nine cargos of crude oil from Guyana compared with six cargos in the prior-year quarter. We forecast net production to be approximately 110,000 bopd for the third quarter and approximately 115,000 bopd for the full year 2023, which includes tax barrels of approximately 13,000 bopd and 15,000 bopd, respectively.
The third development, Payara, which will utilize the Prosperity FPSO with a production capacity of approximately 220,000 gross bopd, remains on track for startup early in the fourth quarter. The fourth development, Yellowtail, which will utilize the ONE GUYANA FPSO, was sanctioned in April 2022 with a production capacity of approximately 250,000 gross bopd and first production expected in 2025. The fifth development, Uaru, which will utilize the Errea Wittu FPSO, was sanctioned in April 2023 with a production capacity of approximately 250,000 gross bopd and first production expected in 2026.
The expiration of the exploration license for the Stabroek Block was extended one year from October 2026 to October 2027, and the end of the first renewal period of the exploration license, which requires the relinquishment of 20% of the acreage not held by discoveries, was extended one year from October 2023 to October 2024, both as a result of force majeure due to the COVID-19 pandemic.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 37,000 boepd for the second quarter of 2023 (2022 Q2: 41,000 boepd), including contribution from unitized acreage in Malaysia. Net production from North Malay Basin, offshore Peninsular Malaysia, averaged 27,000 boepd for the second quarter of 2023 (2022 Q2: 26,000 boepd).
•In Canada, offshore Newfoundland (Hess 25%), the operator completed drilling of the Ephesus exploration well in June 2023. The well did not encounter commercial quantities of hydrocarbons and well costs incurred of $36 million were recorded to exploration expense in the second quarter of 2023.
The following is an update of significant Midstream activities:
•In June 2023, HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased approximately 3.4 million HESM Opco Class B units held by a subsidiary of Hess Corporation and an affiliate of GIP for $100 million, financed by HESM Opco's revolving credit facility, of which we received net proceeds of $50 million.
•In May 2023, Hess Midstream LP completed an underwritten public equity offering of approximately 12.8 million Hess Midstream LP Class A shares held by a subsidiary of Hess Corporation and an affiliate of GIP. We received net proceeds of $167 million from the public offering.
After giving effect to these transactions, Hess Corporation owns an approximate 38% interest in Hess Midstream LP, on a consolidated basis.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions, except per share amounts)
Net Income Attributable to Hess Corporation:
Exploration and Production	$155	$723	$560	$1,183
Midstream	62	65	123	137
Corporate, Interest and Other	(98)	(121)	(218)	(236)
Total	$119	$667	$465	$1,084
Net Income Attributable to Hess Corporation Per Common Share:
Basic	$0.39	$2.15	$1.52	$3.50
Diluted	$0.39	$2.15	$1.51	$3.49
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$(82)	$—	$(82)	$—
Midstream	—	—	—	—
Corporate, Interest and Other	—	—	—	13
Total	$(82)	$—	$(82)	$13
The items in the table above are explained on pages 24 and 26.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income attributable to Hess Corporation and adjusted net income attributable to Hess Corporation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Adjusted Net Income Attributable to Hess Corporation:
Net income attributable to Hess Corporation	$119	$667	$465	$1,084
Less: Total items affecting comparability of earnings between periods, after-tax	(82)	—	(82)	13
Adjusted Net Income Attributable to Hess Corporation	$201	$667	$547	$1,071
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Six Months Ended June 30,
	2023	2022

	(In millions)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$1,612	$1,353
Changes in operating assets and liabilities	394	1,062
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$2,006	$2,415

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Adjusted net income attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 24 and 26. Management uses adjusted net income to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,287	$2,955	$4,696	$5,268
Other, net	8	26	22	59
Total revenues and non-operating income	2,295	2,981	4,718	5,327
Costs and Expenses
Marketing, including purchased oil and gas	564	858	1,183	1,561
Operating costs and expenses	384	291	707	542
Production and severance taxes	46	67	94	128
Midstream tariffs	302	296	585	583
Exploration expenses, including dry holes and lease impairment	99	33	165	76
General and administrative expenses	61	47	127	104
Depreciation, depletion and amortization	450	345	893	637
Impairment and other	82	—	82	—
Total costs and expenses	1,988	1,937	3,836	3,631
Results of Operations Before Income Taxes	307	1,044	882	1,696
Provision for income taxes	152	321	322	513
Net Income Attributable to Hess Corporation	$155	$723	$560	$1,183
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Lower realized selling prices in the second quarter and first six months of 2023 reduced after-tax earnings by approximately $840 million and $1,250 million, respectively, compared with the corresponding periods in 2022.  Average selling prices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$65.67	$93.60	$67.05	$88.98
Offshore	68.32	95.22	68.22	90.21
Total United States	66.24	93.96	67.32	89.25
Guyana	75.82	104.19	77.50	100.55
Malaysia and JDA	68.87	106.21	71.02	97.73
Other (b)	—	105.21	—	98.14
Worldwide	71.13	99.16	72.66	93.65
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$69.22	$106.01	$70.41	$98.46
Offshore	71.86	107.58	71.55	99.58
Total United States	69.79	106.37	70.68	98.70
Guyana	77.64	112.57	78.76	109.06
Malaysia and JDA	68.87	106.21	71.02	97.73
Other (b)	—	114.93	—	108.06
Worldwide	73.74	109.51	74.87	102.65
Natural Gas Liquids – Per Barrel
United States
North Dakota	$17.90	$40.96	$20.99	$40.40
Offshore	20.17	39.88	22.20	38.68
Worldwide	17.95	40.92	21.02	40.33
Natural Gas – Per Mcf
United States
North Dakota	$1.29	$6.89	$1.83	$5.57
Offshore	1.62	7.63	2.03	6.02
Total United States	1.35	7.06	1.87	5.67
Malaysia and JDA	5.56	6.18	5.50	6.00
Other (b)	—	5.36	—	5.07
Worldwide	3.82	6.45	4.09	5.87
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the second quarter of 2023 would be $74.48 (2022 Q2: $102.80) per barrel for crude oil (including hedging), $77.09 (2022 Q2: $113.15) per barrel for crude oil (excluding hedging), $18.35 (2022 Q2: $41.36) per barrel for NGLs and $3.95 (2022 Q2: $6.55) per mcf for natural gas. Excluding these fees worldwide selling prices for the first six months of 2023 would be $76.05 (2022: $97.63) per barrel for crude oil (including hedging), $78.26 (2022: $106.63) per barrel for crude oil (excluding hedging), $21.33 (2022: $40.65) per barrel for NGLs and $4.23 (2022: $5.98) per mcf for natural gas.
(b)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022.
Crude oil hedging activities were a net loss of $52 million and $86 million before and after income taxes in the second quarter and first six months of 2023, respectively, and a net loss of $163 million and $255 million before and after income taxes in the second quarter and first six months of 2022, respectively. For the remainder of 2023, we have hedged 80,000 bopd with WTI put options with an average monthly floor price of $70 per barrel, and 50,000 bopd with Brent put options with an average monthly floor price of $75 per barrel. We expect noncash premium amortization, which will be reflected in realized selling prices, to reduce our results by $52 million in the third quarter and by $190 million for the full year 2023.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	79	68	78	73
Offshore	23	20	23	20
Total United States	102	88	101	93
Guyana	110	67	111	49
Malaysia and JDA	4	4	4	3
Other (a)	—	17	—	18
Total	216	176	216	163
Natural Gas Liquids – Barrels
United States
North Dakota	68	47	64	48
Offshore	1	2	2	2
Total United States	69	49	66	50
Natural Gas – Mcf
United States
North Dakota	206	147	182	152
Offshore	45	41	47	41
Total United States	251	188	229	193
Malaysia and JDA	359	381	363	373
Other (a)	—	11	—	12
Total	610	580	592	578
Barrels of Oil Equivalent (b)	387	322	381	309

Crude oil and natural gas liquids as a share of total production	74%	70%	74%	69%
(a)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022. Net production from Libya was 19,000 boepd and 20,000 boped in the second quarter and first six months of 2022, respectively.
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
We forecast net production to be approximately 385,000 boepd for the third quarter and in the range of 385,000 boepd to 390,000 boepd for the full year 2023.
United States:  North Dakota net production was higher in the second quarter and first six months of 2023, compared with the corresponding periods in 2022, reflecting increased drilling and completion activity, higher NGL and natural gas volumes received under percentage of proceeds contracts due to lower commodity prices, and higher uptime after weather related shut-ins in the prior-year quarter. Total offshore net production was higher in the second quarter and first six months of 2023, compared with the corresponding periods in 2022, primarily due to an additional well brought online at the Llano Field.
International:  Net production in Guyana was higher in the second quarter and first six months of 2023, compared with the corresponding periods in 2022, primarily due to production ramp up from the Liza Unity FPSO, which commenced production in February 2022 and reached its initial expected production capacity of approximately 220,000 gross bopd in July 2022. The Liza Unity FPSO is expected to increase its production capacity to approximately 250,000 gross bopd by the end of 2023 as a result of production optimization work. Net production from Guyana included 13,000 bopd and 14,000 bopd of tax barrels in the second quarter and first six months of 2023, respectively. There were no tax barrels in either the second quarter or first six months of 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Higher sales volumes in the second quarter and first six months of 2023 increased after-tax earnings by approximately $620 million and $1,210 million, respectively, compared with the corresponding periods in 2022. Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Crude oil – barrels	19,740	15,763	38,901	28,343
Natural gas liquids – barrels	6,084	4,180	11,845	8,719
Natural gas – mcf	55,548	52,811	107,240	104,709
Barrels of Oil Equivalent (a)	35,082	28,745	68,619	54,514
Crude oil – barrels per day	217	173	215	157
Natural gas liquids – barrels per day	67	46	65	48
Natural gas – mcf per day	610	580	592	578
Barrels of Oil Equivalent Per Day (a)	386	316	379	301
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the United States, and transportation and other distribution costs for U.S. and Guyana marketing activities.  Marketing expense was lower in the second quarter and first six months of 2023, compared with the corresponding periods in 2022, primarily due to lower prices paid for purchased volumes.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in the second quarter and first six months of 2023 compared with the corresponding periods in 2022, primarily due to the production ramp up in Guyana from the Liza Unity FPSO, which commenced production in February 2022, increased maintenance activity in North Dakota, and higher workover costs in the Gulf of Mexico, partially offset by lower production and severance taxes associated with lower crude oil prices. On a per-unit basis, the decrease in cash operating costs, proforma for asset sold, in the second quarter and first six months of 2023, compared with the corresponding periods in 2022, primarily reflects the impact of the higher production volumes.
Midstream Tariffs Expense:  Tariffs expense in the second quarter and first six months of 2023 increased, compared with the corresponding periods in 2022, primarily due to higher throughput volumes and tariff rates partially offset by lower fees incurred under minimum volume commitments. We estimate Midstream tariffs expense to be in the range of $320 million to $330 million in the third quarter and in the range of $1,230 million to $1,250 million for the full year 2023.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense and per-unit rates were higher in the second quarter and first six months of 2023, compared with the corresponding periods in 2022, primarily due to higher production from Guyana following the start-up of Liza Phase 2 in February 2022.
Unit Costs:  Unit cost per boe information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended September 30,			Twelve Months Ended December 31,
	2023	2022	2023	2022	2023			2023
Cash operating costs (a)	$13.97	$13.90	$13.48	$13.84	$14.00	—	$14.50	$13.50	—	$14.00
DD&A (b)	12.79	11.79	12.97	11.39	12.50	—	13.00	13.00	—	13.50
Total Production Unit Costs	$26.76	$25.69	$26.45	$25.23	$26.50	—	$27.50	$26.50	—	$27.50
(a)Cash operating costs per boe, excluding Libya (sold in November of 2022), were $14.56 and $14.55 in the second quarter and first six months of 2022.
(b)DD&A per boe, excluding Libya (sold in November of 2022), was $12.34 and $11.96 in the second quarter and first six months of 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Exploratory dry hole costs (a)	$62	$—	$93	$—
Exploration lease impairment	8	4	13	10
Geological and geophysical expense and exploration overhead	29	29	59	66
Total Exploration Expense	$99	$33	$165	$76
(a)Exploratory dry hole costs in the second quarter of 2023 primarily relates to the Ephesus exploration well, offshore Newfoundland, Canada and the Kokwari-1 exploration well at the Stabroek Block, offshore Guyana. Exploratory dry hole costs in the first six months of 2023 primarily relates to the Ephesus exploration well, offshore Newfoundland, Canada and the Kokwari-1 and Fish/Tarpon-1 exploration wells at the Stabroek Block, offshore Guyana.
Exploration expenses, excluding dry hole expense, are estimated to be approximately $60 million in the third quarter and approximately $170 million for the full year 2023.
Income Taxes:  E&P income tax expense was $152 million and $322 million in the second quarter and first six months of 2023, respectively, compared with $321 million and $513 million in the second quarter and first six months of 2022, respectively. Income tax expense from Libya operations, sold in November 2022, was $177 million and $331 million in the second quarter and first six months of 2022, respectively. The decrease in Libya income tax expense in the first six months of 2023, compared with the corresponding period in 2022, was partially offset by higher income tax expense in Guyana as a result of higher pre-tax income.
We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream) and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with U.S. generally accepted accounting principles. As of June 30, 2023, we have a valuation allowance in our Consolidated Balance Sheet of $3.4 billion related to the United States and $0.1 billion related to Malaysia. There is a reasonable possibility that if anticipated future earnings come to fruition or are exceeded, and no other unforeseen negative evidence materializes, sufficient positive evidence may become available to support the release of a significant portion of the valuation allowance related to one or both jurisdictions in the near term. This would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.
Excluding items affecting comparability of earnings between periods, E&P income tax expense is expected to be in the range of $170 million to $180 million for the third quarter and in the range of $670 million to $680 million for the full year 2023.
Items Affecting Comparability of Earnings Between Periods:
In the second quarter of 2023, we recognized a pre-tax charge of $82 million ($82 million after income taxes) that resulted from revisions to our estimated abandonment obligations in the West Delta Field in the Gulf of Mexico. These abandonment obligations were assigned to us as a former owner after they were discharged from Fieldwood Energy LLC as part of its approved bankruptcy plan in 2021. See Note 7, Impairment and Other in the Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$324	$314	$629	$626
Other, net	2	—	4	1
Total revenues and non-operating income	326	314	633	627
Costs and Expenses
Operating costs and expenses	73	68	136	134
General and administrative expenses	6	5	12	11
Interest expense	44	38	86	69
Depreciation, depletion and amortization	47	44	94	89
Total costs and expenses	170	155	328	303
Results of Operations Before Income Taxes	156	159	305	324
Provision for income taxes	8	7	14	12
Net Income	148	152	291	312
Less: Net income attributable to noncontrolling interests	86	87	168	175
Net Income Attributable to Hess Corporation	$62	$65	$123	$137
Sales and other operating revenues for the second quarter and first six months of 2023 increased, compared with the corresponding periods in 2022, primarily due to higher throughput volumes and tariff rates partially offset by lower fees earned from minimum volume commitments. Interest expense for the second quarter of 2023 increased compared with the prior-year quarter due to higher interest rates on the term loan and revolving credit facilities. Interest expense in the first six months of 2023 increased, compared with the corresponding period in 2022, due to the $400 million of 5.500% fixed-rate senior unsecured notes issued in April 2022 and higher interest rates on the term loan and revolving credit facilities.
Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $55 million to $60 million in the third quarter and in the range of $240 million to $250 million for the full year 2023.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$20	$38	$59	$74
Interest expense	88	86	174	178
Less: Capitalized interest	(10)	(3)	(15)	(3)
Interest expense, net	78	83	159	175
Corporate, Interest and Other expenses before income taxes	98	121	218	249
Provision for income taxes	—	—	—	—
Net Corporate, Interest and Other expenses after income taxes	98	121	218	249
Items affecting comparability of earnings between periods, after-tax	—	—	—	(13)
Total Corporate, Interest and Other expenses after income taxes	$98	$121	$218	$236
Corporate and other expenses, excluding items affecting comparability, were lower in the second quarter of 2023 compared with the prior-year quarter, primarily due to higher interest income. Corporate and other expenses, excluding items affecting comparability, were lower in the first six months of 2023, compared with the corresponding period in 2022, primarily due to higher interest income partially offset by higher legal and professional fees. Interest expense, net was lower in the second quarter and first six months of 2023, compared with the corresponding periods in 2022, primarily due to capitalized interest associated with the Yellowtail and Uaru

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
developments in Guyana.
Third quarter 2023 corporate expenses are expected to be approximately $25 million and in the range of $110 million to $120 million for the full year 2023. Interest expense, net is expected to be in the range of $75 million to $80 million for the third quarter and in the range of $300 million to $310 million for the full year 2023.
Items Affecting Comparability of Earnings Between Periods:
In the first six months of 2022, results included a pre-tax gain of $22 million ($22 million after income taxes) associated with the sale of real property and a charge of $9 million ($9 million after income taxes) for litigation related costs associated with our former downstream business.
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
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	June 30, 2023	December 31, 2022

	(In millions, except ratio)
Cash and cash equivalents (a)	$2,226	$2,486
Current portion of long-term debt	8	3
Total debt (b)	8,467	8,281
Total equity	8,902	8,496
Debt to capitalization ratio for debt covenants (c)	35.1%	36.1%
(a)Includes $4 million of cash attributable to our Midstream segment at June 30, 2023 (December 31, 2022: $4 million) of which $3 million is held by Hess Midstream LP at June 30, 2023 (December 31, 2022: $3 million).
(b)At June 30, 2023, includes $3,069 million of debt outstanding from our Midstream segment (December 31, 2022: $2,886 million) that is non-recourse to Hess Corporation.
(c)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation's revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2023	2022

	(In millions)
Net cash provided by (used in):
Operating activities	$1,612	$1,353
Investing activities	(1,662)	(1,181)
Financing activities	(210)	(726)
Net Increase (Decrease) in Cash and Cash Equivalents	$(260)	$(554)

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Operating activities:  Net cash provided by operating activities was $1,612 million in the first six months of 2023 (2022: $1,353 million). Net cash provided by operating activities before changes in operating assets and liabilities was $2,006 million in the first six months of 2023 (2022: $2,415 million). During the first six months of 2023, changes in operating assets and liabilities reduced cash flow from operating activities by $394 million primarily due to premiums paid for crude oil hedge contracts and payments for abandonment activities. Changes in operating assets and liabilities in the first six months of 2022 reduced cash flow from operating activities by $1,062 million reflecting payments of approximately $470 million for accrued Libyan income tax and royalties at December 31, 2021, premiums paid for crude oil hedge contracts and an increase in accounts receivable due to higher crude oil prices.
Investing activities:  Additions to property, plant and equipment of $1,658 million in the first six months of 2023 were up $449 million compared with the corresponding period in 2022.  The increase is primarily due to development activities in Guyana and higher drilling activity in the Bakken.
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Six Months Ended June 30,
	2023	2022

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(1,639)	$(1,136)
Increase (decrease) in related liabilities	88	38
Additions to property, plant and equipment - E&P	$(1,551)	$(1,098)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(109)	$(109)
Increase (decrease) in related liabilities	2	(2)
Additions to property, plant and equipment - Midstream	$(107)	$(111)
Financing activities: Common stock dividends paid were $271 million in the first six months of 2023 (2022: $235 million) reflecting a 17% increase in our dividend on common stock. In the first six months of 2022, we repurchased $190 million of common stock and we repaid the remaining $500 million outstanding under our $1.0 billion term loan.
Net borrowings (repayments) of debt with maturities of 90 days or less in the first six months of 2023 related to the HESM Opco revolving credit facility, while borrowings in the first six months of 2022 resulted from the issuance by HESM Opco of $400 million of 5.500% fixed-rate senior unsecured notes due 2030. The proceeds from these borrowings were used to finance the repurchases of HESM Opco Class B units. In the first six months of 2023, we received net proceeds of $167 million from the public offering of Class A shares in Hess Midstream LP (2022: $146 million). Net cash outflows to noncontrolling interests were $263 million in the first six months of 2023 (2022: $351 million) which included $100 million paid to GIP for the repurchase by HESM Opco of GIP-owned Class B units (2022: $200 million).
Future Capital Requirements and Resources
At June 30, 2023, we had $2.2 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.6 billion. We plan to return up to 75% of our annual adjusted free cash flow (defined as net cash provided by operating activities less capital expenditures and adjusted for debt repayments and net Midstream financing activities) to shareholders through dividend increases and common stock repurchases. In March 2023, we announced a 17% increase in our first quarter dividend on common stock and our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion.
Net production in 2023 is forecast to be in the range of 385,000 boepd to 390,000 boepd, and we expect our 2023 E&P capital and exploratory expenditures will be approximately $3.7 billion. In 2023, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at June 30, 2023 will be sufficient to fund our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at June 30, 2023:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	July 2027	$3,250	$—	$—	$—	$3,250
Committed lines	Various (a)	100	—	2	2	98
Uncommitted lines	Various (a)	87	—	87	87	—
Total - Hess Corporation		$3,437	$—	$89	$89	$3,348
Midstream
Revolving credit facility (b)	July 2027	$1,000	$198	$—	$198	$802
Total - Midstream		$1,000	$198	$—	$198	$802
(a)Committed and uncommitted lines have expiration dates through 2024.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation's senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). The indentures for the Corporation's fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of June 30, 2023, Hess Corporation was in compliance with these financial covenants. At June 30, 2023, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility.
All three major credit rating agencies that rate the senior unsecured debt of Hess Corporation have assigned an investment grade credit rating. At June 30, 2023, our credit ratings were BBB- with stable outlook at Standard and Poor’s, Baa3 with stable outlook at Moody’s Investors Service, and BBB- with positive outlook at Fitch Ratings.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At June 30, 2023, HESM Opco, a consolidated subsidiary of Hess Midstream LP, had $1.4 billion senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At June 30, 2023, borrowings of $198 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $400 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.

PART I - FINANCIAL INFORMATION (CONT'D.)
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 12, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $236 million at June 30, 2023 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of approximately $20 million and $25 million, respectively, at June 30, 2023.
At June 30, 2023, our long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,467 million and a fair value of $8,374 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $445 million or $490 million, respectively, at June 30, 2023.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
At June 30, 2023, we have WTI put options with an average monthly floor price of $70 per barrel for 80,000 bopd, and Brent put options with an average monthly floor price of $75 per barrel for 50,000 bopd. As of June 30, 2023, an assumed 10% increase in the forward WTI and Brent crude oil prices used in determining the fair value of our put options would reduce the fair value of these derivative instruments by approximately $50 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $100 million.

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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2023.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings.
Information regarding legal proceedings is contained in Note 10, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 2.      Share Repurchase Activities.
On March 1, 2023, our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion. This new authorization replaced our previous repurchase authorization which was fully utilized at the end of 2022. There were no shares of our common stock repurchased during the second quarter of 2023.
Item 5.      Other Information.
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II - OTHER INFORMATION (CONT'D)
Item 6.   Exhibits.

Exhibits
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.
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

Date: August 3, 2023