Form 10-Q
period 2023-09-30
HESS CORP
filed 2023-11-02
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At September 30, 2023, there were 307,151,680 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2023	December 31, 2022

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,018	$2,486
Accounts receivable:
From contracts with customers	1,286	1,041
Joint venture and other	174	121
Inventories	333	217
Other current assets	105	66
Total current assets	3,916	3,931
Property, plant and equipment:
Total — at cost	35,223	32,592
Less: Reserves for depreciation, depletion, amortization and lease impairment	18,802	17,494
Property, plant and equipment — net	16,421	15,098
Operating lease right-of-use assets — net	481	570
Finance lease right-of-use assets — net	113	126
Goodwill	360	360
Deferred income taxes	291	133
Post-retirement benefit assets	668	648
Other assets	951	829
Total Assets	$23,201	$21,695
Liabilities
Current Liabilities:
Accounts payable	$426	$285
Accrued liabilities	1,954	1,840
Taxes payable	109	47
Current portion of long-term debt	307	3
Current portion of operating and finance lease obligations	200	221
Total current liabilities	2,996	2,396
Long-term debt	8,241	8,278
Long-term operating lease obligations	392	469
Long-term finance lease obligations	163	179
Deferred income taxes	551	418
Asset retirement obligations	1,113	1,034
Other liabilities and deferred credits	446	425
Total Liabilities	13,902	13,199
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued 307,151,680 shares (2022: 306,176,864)	307	306
Capital in excess of par value	6,477	6,206
Retained earnings	2,039	1,474
Accumulated other comprehensive income (loss)	(192)	(131)
Total Hess Corporation stockholders’ equity	8,631	7,855
Noncontrolling interests	668	641
Total Equity	9,299	8,496
Total Liabilities and Equity	$23,201	$21,695
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,800	$3,122	$7,500	$8,390
Gains on asset sales, net	2	—	2	25
Other, net	35	35	108	101
Total revenues and non-operating income	2,837	3,157	7,610	8,516
Costs and Expenses
Marketing, including purchased oil and gas	696	982	1,846	2,507
Operating costs and expenses	467	398	1,303	1,067
Production and severance taxes	61	72	155	200
Exploration expenses, including dry holes and lease impairment	65	58	230	134
General and administrative expenses	115	109	359	314
Interest expense	117	125	362	369
Depreciation, depletion and amortization	499	471	1,487	1,199
Impairment and other	—	54	82	54
Total costs and expenses	2,020	2,269	5,824	5,844
Income Before Income Taxes	817	888	1,786	2,672
Provision for income taxes	215	282	551	807
Net Income	602	606	1,235	1,865
Less: Net income attributable to noncontrolling interests	98	91	266	266
Net Income Attributable to Hess Corporation	$504	$515	$969	$1,599

Net Income Attributable to Hess Corporation Per Common Share:
Basic	$1.65	$1.67	$3.17	$5.18
Diluted	$1.64	$1.67	$3.15	$5.16
Weighted Average Number of Common Shares Outstanding:
Basic	306.1	307.6	305.8	308.7
Diluted	307.7	308.9	307.5	310.1
Common Stock Dividends Per Share	$0.4375	$0.3750	$1.3125	$1.1250
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Net Income	$602	$606	$1,235	$1,865
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	52	165	138	420
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	52	165	138	420
Change in fair value of cash flow hedges	(97)	(12)	(187)	(506)
Income taxes on change in fair value of cash flow hedges	—	—	—	—
Net change in fair value of cash flow hedges	(97)	(12)	(187)	(506)
Change in derivatives designated as cash flow hedges, after taxes	(45)	153	(49)	(86)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	—	(13)	152
Income taxes on actuarial changes in plan liabilities	—	—	—	—
(Increase) reduction in unrecognized actuarial losses, net	—	—	(13)	152
Amortization of net actuarial losses	—	2	1	10
Income taxes on amortization of net actuarial losses	—	—	—	—
Net effect of amortization of net actuarial losses	—	2	1	10
Change in pension and other postretirement plans, after taxes	—	2	(12)	162
Other Comprehensive Income (Loss)	(45)	155	(61)	76
Comprehensive Income	557	761	1,174	1,941
Less: Comprehensive income attributable to noncontrolling interests	98	91	266	266
Comprehensive Income Attributable to Hess Corporation	$459	$670	$908	$1,675
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

	(In millions)
Cash Flows From Operating Activities
Net income	$1,235	$1,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gains) losses on asset sales, net	(2)	(25)
Depreciation, depletion and amortization	1,487	1,199
Impairment and other	82	54
Exploratory dry hole costs	97	19
Exploration lease impairment	24	14
Pension settlement loss	—	2
Stock compensation expense	69	66
Noncash (gains) losses on commodity derivatives, net	104	383
Provision for deferred income taxes and other tax accruals	159	243
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(455)	(500)
(Increase) decrease in inventories	(116)	(55)
Increase (decrease) in accounts payable and accrued liabilities	208	37
Increase (decrease) in taxes payable	62	(361)
Changes in other operating assets and liabilities	(356)	(249)
Net cash provided by (used in) operating activities	2,598	2,692
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(2,504)	(1,755)
Additions to property, plant and equipment - Midstream	(160)	(177)
Proceeds from asset sales, net of cash sold	3	28
Other, net	(5)	(4)
Net cash provided by (used in) investing activities	(2,666)	(1,908)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	258	(61)
Debt with maturities of greater than 90 days:
Borrowings	—	420
Repayments	—	(510)
Cash dividends paid	(405)	(350)
Common stock acquired and retired	(20)	(340)
Proceeds from sale of Class A shares of Hess Midstream LP	167	146
Noncontrolling interests, net	(399)	(430)
Employee stock options exercised	10	44
Payments on finance lease obligations	(7)	(5)
Other, net	(4)	(27)
Net cash provided by (used in) financing activities	(400)	(1,113)
Net Increase (Decrease) in Cash and Cash Equivalents	(468)	(329)
Cash and Cash Equivalents at Beginning of Year	2,486	2,713
Cash and Cash Equivalents at End of Period	$2,018	$2,384
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Hess Stockholders' Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended September 30, 2023
Balance at July 1, 2023	$307	$6,442	$1,670	$(147)	$8,272	$630	$8,902
Net income	—	—	504	—	504	98	602
Other comprehensive income (loss)	—	—	—	(45)	(45)	—	(45)
Share-based compensation	—	23	—	—	23	—	23
Dividends on common stock	—	—	(135)	—	(135)	—	(135)
Sale of Class A shares of Hess Midstream LP	—	—	—	—	—	82	82
Repurchase of Class B units of Hess Midstream Operations LP	—	12	—	—	12	(56)	(44)
Noncontrolling interests, net	—	—	—	—	—	(86)	(86)
Balance at September 30, 2023	$307	$6,477	$2,039	$(192)	$8,631	$668	$9,299
For the Three Months Ended September 30, 2022
Balance at July 1, 2022	$310	$6,236	$1,075	$(485)	$7,136	$622	$7,758
Net income	—	—	515	—	515	91	606
Other comprehensive income (loss)	—	—	—	155	155	—	155
Share-based compensation	—	20	—	—	20	—	20
Dividends on common stock	—	—	(117)	—	(117)	—	(117)
Common stock acquired and retired	(2)	(29)	(119)	—	(150)	—	(150)
Noncontrolling interests, net	—	—	—	—	—	(78)	(78)
Balance at September 30, 2022	$308	$6,227	$1,354	$(330)	$7,559	$635	$8,194
For the Nine Months Ended September 30, 2023
Balance at January 1, 2023	$306	$6,206	$1,474	$(131)	$7,855	$641	$8,496
Net income	—	—	969	—	969	266	1,235
Other comprehensive income (loss)	—	—	—	(61)	(61)	—	(61)
Share-based compensation	1	82	—	—	83	—	83
Dividends on common stock	—	—	(404)	—	(404)	—	(404)
Sale of Class A shares of Hess Midstream LP	—	158	—	—	158	175	333
Repurchase of Class B units of Hess Midstream Operations LP	—	31	—	—	31	(165)	(134)
Noncontrolling interests, net	—	—	—	—	—	(249)	(249)
Balance at September 30, 2023	$307	$6,477	$2,039	$(192)	$8,631	$668	$9,299
For the Nine Months Ended September 30, 2022
Balance at January 1, 2022	$310	$6,017	$379	$(406)	$6,300	$726	$7,026
Net income	—	—	1,599	—	1,599	266	1,865
Other comprehensive income (loss)	—	—	—	76	76	—	76
Share-based compensation	2	110	—	—	112	—	112
Dividends on common stock	—	—	(350)	—	(350)	—	(350)
Sale of Class A shares of Hess Midstream LP	—	130	—	—	130	88	218
Repurchase of Class B units of Hess Midstream Operations LP	—	32	—	—	32	(215)	(183)
Common stock acquired and retired	(4)	(62)	(274)		(340)	—	(340)
Noncontrolling interests, net	—	—	—	—	—	(230)	(230)
Balance at September 30, 2022	$308	$6,227	$1,354	$(330)	$7,559	$635	$8,194
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2023 and December 31, 2022, the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, and consolidated cash flows for the nine months ended September 30, 2023 and 2022.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
 2.  Inventories
Inventories consisted of the following:

	September 30, 2023	December 31, 2022

	(In millions)
Crude oil and natural gas liquids	$81	$63
Materials and supplies	252	154
Total Inventories	$333	$217
3.  Property, Plant and Equipment
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the nine months ended September 30, 2023 (in millions):

Balance at January 1, 2023	$886
Additions to capitalized exploratory well costs pending the determination of proved reserves	192
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(133)
Capitalized exploratory well costs charged to expense	(6)
Balance at September 30, 2023	$939
In the first nine months, additions to capitalized exploratory well costs pending determination of proved reserves primarily related to wells drilled on the Stabroek Block (Hess 30%), offshore Guyana, and the Pickerel-1 exploration well (Hess 100%) in the Gulf of Mexico on Mississippi Canyon Block 727. Reclassifications to wells, facilities and equipment based on the determination of proved reserves resulted from the sanction of the Uaru development project, the fifth sanctioned project on the Stabroek Block, and the Pickerel-1 exploration well in the Gulf of Mexico. At September 30, 2023, 35 exploration and appraisal wells on the Stabroek Block, with a total cost of $777 million, were capitalized pending determination of proved reserves. The preceding table excludes well costs of $91 million that were incurred and expensed during the first nine months of 2023.
At September 30, 2023, exploratory well costs capitalized for greater than one year following completion of drilling of $714 million was comprised of the following:
Guyana: Approximately 86% of the capitalized well costs in excess of one year relate to successful exploration wells where hydrocarbons were encountered on the Stabroek Block.  In October 2023, the operator submitted a plan for the Whiptail development project, the sixth development project on the Stabroek Block, to the Government of Guyana for approval. The operator also plans further appraisal drilling on the block and is conducting pre-development planning for additional phases of development.
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
4.  Hess Midstream LP
At September 30, 2023, Hess Midstream LP (Hess Midstream), a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $3,293 million (December 31, 2022: $3,027 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream assets available to settle the obligations of Hess Midstream included cash and cash equivalents totaling $3 million (December 31, 2022: $3 million), property, plant and equipment with a carrying value of $3,208 million (December 31, 2022: $3,173 million) and an equity-method investment in the Little Missouri 4 (LM4) gas processing plant of $91 million (December 31, 2022: $94 million). Hess Corporation owns an approximate 38% interest in Hess Midstream LP, on a consolidated basis, at September 30, 2023.
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream and Targa Resources Corp. Hess Midstream has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. The processing fees included in Operating costs and expenses in the Statement of Consolidated Income for the three and nine months ended September 30, 2023 were $7 million and $18 million respectively, compared with $7 million and $16 million for the three and nine months ended September 30, 2022, respectively.
During the nine months ended September 30, 2023, Hess Midstream Operations LP (HESM Opco), a consolidated subsidiary of Hess Midstream LP, repurchased an aggregate of approximately 10.3 million HESM Opco Class B units in multiple transactions from affiliates of Hess Corporation and Global Infrastructure Partners (GIP) for total proceeds of $300 million. The unit repurchases were financed by borrowings under HESM Opco's revolving credit facility. The unit repurchases, in aggregate, resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $31 million, and an increase in deferred tax assets and Noncontrolling interests of $16 million resulting from adjustments in the carrying value of Hess Midstream LP's investment in HESM Opco without corresponding adjustments in the tax basis. The aggregate proceeds paid to GIP of $150 million reduced Noncontrolling interests.
During the nine months ended September 30, 2023, Hess Midstream LP completed multiple underwritten public equity offerings of an aggregate of approximately 24.3 million Hess Midstream LP Class A shares held by affiliates of Hess Corporation and GIP. Hess Corporation received an aggregate of $167 million of net proceeds from these transactions. These transactions, in aggregate, resulted in an increase in Capital in excess of par and Noncontrolling interests of $158 million and $175 million, respectively. The aggregate increase to Noncontrolling interests of $175 million is comprised of $9 million resulting from the changes in ownership interests and $166 million from increases to deferred tax assets resulting from step-ups in the tax basis of Hess Midstream LP's investment in HESM Opco.
During the nine months ended September 30, 2022, HESM Opco repurchased approximately 13.6 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $400 million in a single transaction. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $32 million, and an increase in deferred tax assets and Noncontrolling interests of $17 million resulting from an adjustment in the carrying value of Hess Midstream LP's investment in HESM Opco without a corresponding adjustment in the tax basis. The $200 million paid to GIP reduced Noncontrolling interests.
During the nine months ended September 30, 2022, Hess Midstream LP completed a single underwritten public equity offering of approximately 10.2 million Hess Midstream LP Class A shares held by affiliates of Hess Corporation and GIP. Hess Corporation received net proceeds of $146 million from the transaction. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $130 million and $88 million, respectively. The increase to Noncontrolling interests of $88 million is comprised of $16 million resulting from the change in ownership interests and $72 million from an increase to deferred tax assets resulting from a step-up in the tax basis of Hess Midstream LP's investment in HESM Opco.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the three months ended September 30, 2023, HESM Opco repurchased approximately 3.3 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $100 million in a single transaction, which was financed by HESM Opco's revolving credit facility. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $12 million, and an increase in deferred tax assets and Noncontrolling interests of $6 million resulting from an adjustment in the carrying value of Hess Midstream LP's investment in HESM Opco without a corresponding adjustment in the tax basis. The $50 million paid to GIP reduced Noncontrolling interests.
During the three months ended September 30, 2023, Hess Midstream LP completed a single underwritten public equity offering of 11.5 million Hess Midstream LP Class A shares held by an affiliate of GIP. Hess Corporation did not receive any proceeds from this public equity offering. The transaction resulted in an increase in Noncontrolling interests and deferred tax assets of $82 million resulting from a step-up in the tax basis of Hess Midstream LP's investment in HESM Opco.
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	September 30, 2023	December 31, 2022

	(In millions)
Accrued capital expenditures	$596	$499
Accrued operating and marketing expenditures	554	522
Current portion of asset retirement obligations	186	207
Accrued payments to royalty and working interest owners	234	201
Accrued interest on debt	111	143
Accrued compensation and benefits	140	132
Other accruals	133	136
Total Accrued Liabilities	$1,954	$1,840

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	Other (a)	E&P Total

Three Months Ended September 30, 2023
Sales of net production volumes:
Crude oil revenue	$861	$896	$36	$—	$1,793	$—	$—	$1,793
Natural gas liquids revenue	133	—	—	—	133	—	—	133
Natural gas revenue	44	—	223	—	267	—	—	267
Sales of purchased oil and gas	640	20	—	—	660	—	—	660
Intercompany revenue	—	—	—	—	—	361	(361)	—
Total sales (b)	1,678	916	259	—	2,853	361	(361)	2,853
Other operating revenues (c)	(27)	(17)	(11)	—	(55)	2	—	(53)
Total sales and other operating revenues	$1,651	$899	$248	$—	$2,798	$363	$(361)	$2,800
Three Months Ended September 30, 2022
Sales of net production volumes:
Crude oil revenue	$895	$838	$34	$97	$1,864	$—	$—	$1,864
Natural gas liquids revenue	191	—	—	—	191	—	—	191
Natural gas revenue	145	—	150	6	301	—	—	301
Sales of purchased oil and gas	889	20	—	22	931	—	—	931
Intercompany revenue	—	—	—	—	—	335	(335)	—
Total sales (b)	2,120	858	184	125	3,287	335	(335)	3,287
Other operating revenues (c)	(98)	(59)	—	(8)	(165)	—	—	(165)
Total sales and other operating revenues	$2,022	$799	$184	$117	$3,122	$335	$(335)	$3,122
Nine Months Ended September 30, 2023
Sales of net production volumes:
Crude oil revenue	$2,240	$2,508	$89	$—	$4,837	$—	$—	$4,837
Natural gas liquids revenue	386	—	—	—	386	—	—	386
Natural gas revenue	136	—	585	—	721	—	—	721
Sales of purchased oil and gas	1,636	52	—	—	1,688	—	—	1,688
Intercompany revenue	—	—	—	—	—	986	(986)	—
Total sales (b)	4,398	2,560	674	—	7,632	986	(986)	7,632
Other operating revenues (c)	(83)	(44)	(11)	—	(138)	6	—	(132)
Total sales and other operating revenues	$4,315	$2,516	$663	$—	$7,494	$992	$(986)	$7,500
Nine Months Ended September 30, 2022
Sales of net production volumes:
Crude oil revenue	$2,626	$1,745	$102	$413	$4,886	$—	$—	$4,886
Natural gas liquids revenue	545	—	—	—	545	—	—	545
Natural gas revenue	356	—	555	16	927	—	—	927
Sales of purchased oil and gas	2,310	42	—	93	2,445	—	—	2,445
Intercompany revenue	—	—	—	—	—	961	(961)	—
Total sales (b)	5,837	1,787	657	522	8,803	961	(961)	8,803
Other operating revenues (c)	(251)	(126)	—	(36)	(413)	—	—	(413)
Total sales and other operating revenues	$5,586	$1,661	$657	$486	$8,390	$961	$(961)	$8,390
(a)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022.
(b)Guyana crude oil revenue includes $112 million and $308 million of revenue from non-customers for the three and nine months ended September 30, 2023, respectively, compared to $56 million for both the three and nine months ended September 30, 2022.
(c)Other operating revenues are not a component of revenues from contracts with customers, and primarily includes gains (losses) on commodity derivatives.
There have been no significant changes to contracts with customers or the composition thereof during the nine months ended September 30, 2023.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas. At September 30, 2023, contract liabilities of $11 million (December 31, 2022: $24 million) were primarily due to a take-or-pay deficiency payment received in the fourth quarter of 2021 that is subject to a make-up period expiring in December 2023. During the nine months ended September 30, 2023, contract liabilities of $13 million were

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
recognized to Sales and other operating revenues. At September 30, 2023 and December 31, 2022, there were no contract assets.
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
In the third quarter of 2022, we recognized a pre-tax charge of $28 million ($28 million after income taxes) that resulted from updates to our estimated abandonment liabilities for non-producing properties in the Gulf of Mexico and $26 million ($26 million after income taxes) to fully impair the net book value of our interests in the Penn State Field in the Gulf of Mexico due to a mechanical issue on the field's remaining production well.
8. Retirement Plans
Components of net periodic benefit cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)

Service cost	$9	$11	$28	$36
Interest cost (a)	25	19	75	52
Expected return on plan assets (a)	(39)	(47)	(118)	(152)
Amortization of unrecognized net actuarial losses (a)	—	2	1	8
Settlement loss (a)	—	—	—	2
Net periodic benefit cost (income) (a)	$(5)	$(15)	$(14)	$(54)
(a)  Net non-service cost, which is included in Other, net in the Statement of Consolidated Income, was income of $14 million and $42 million for the three and nine months ended September 30, 2023, respectively, compared with income of $26 million and $90 million for the three and nine months ended September 30, 2022, respectively.
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

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Weighted Average Common Shares
The Net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Net income attributable to Hess Corporation:
Net income	$602	$606	$1,235	$1,865
Less: Net income attributable to noncontrolling interests	98	91	266	266
Net income attributable to Hess Corporation	$504	$515	$969	$1,599
Weighted average number of common shares outstanding:
Basic	306.1	307.6	305.8	308.7
Effect of dilutive securities
Restricted common stock	0.4	0.6	0.5	0.7
Stock options	0.7	0.5	0.7	0.6
Performance share units	0.5	0.2	0.5	0.1
Diluted	307.7	308.9	307.5	310.1
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted common stock	—	623	40,993	240
Stock options	189,479	269,748	143,977	204,970
Performance share units	—	—	—	20,340
During the nine months ended September 30, 2023, we granted 463,209 shares of restricted stock (2022: 586,287), 130,272 performance share units (2022: 178,008) and 189,479 stock options (2022: 269,748).
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
Hess Corporation and its subsidiary HONX, Inc. have been named as defendants in various personal injury claims alleging exposure to asbestos and/or other alleged toxic substances while working at a former refinery (owned and operated by subsidiaries or related entities) located in St. Croix, U.S. Virgin Islands. On April 28, 2022, HONX, Inc. initiated a Chapter 11 § 524G process in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, to resolve these asbestos-related claims. In February 2023, Hess, HONX, Inc., the Unsecured Creditors’ Committee, and counsel representing claimants, reached a mediated resolution of the matter, contingent upon final approvals of all parties and confirmation by the Bankruptcy Court. As of September 30, 2023, we have a provision of $116 million for the amounts expected to be funded to the § 524G trust established for the settlement of claims, based on the mediated resolution.
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
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended September 30, 2023
Sales and other operating revenues	$2,798	$2	$—	$—	$2,800
Intersegment revenues	—	361	—	(361)	—
Total sales and other operating revenues	$2,798	$363	$—	$(361)	$2,800

Net income (loss) attributable to Hess Corporation	$529	$66	$(91)	$—	$504
Depreciation, depletion and amortization	451	48	—	—	499
Provision for income taxes	203	12	—	—	215
Capital expenditures	948	65	—	—	1,013
For the Three Months Ended September 30, 2022
Sales and other operating revenues	$3,122	$—	$—	$—	$3,122
Intersegment revenues	—	335	—	(335)	—
Total sales and other operating revenues	$3,122	$335	$—	$(335)	$3,122

Net income (loss) attributable to Hess Corporation	$572	$68	$(125)	$—	$515
Depreciation, depletion and amortization	425	46	—	—	471
Impairment and other	54	—	—	—	54
Provision for income taxes	275	7	—	—	282
Capital expenditures	666	60	—	—	726
For the Nine Months Ended September 30, 2023
Sales and other operating revenues	$7,494	$6	$—	$—	$7,500
Intersegment revenues	—	986	—	(986)	—
Total sales and other operating revenues	$7,494	$992	$—	$(986)	$7,500

Net income (loss) attributable to Hess Corporation	$1,089	$189	$(309)	$—	$969
Depreciation, depletion and amortization	1,344	142	1	—	1,487
Impairment and other	82	—	—	—	82
Provision for income taxes	525	26	—	—	551
Capital expenditures	2,587	174	—	—	2,761
For the Nine Months Ended September 30, 2022
Sales and other operating revenues	$8,390	$—	$—	$—	$8,390
Intersegment revenues	—	961	—	(961)	—
Total sales and other operating revenues	$8,390	$961	$—	$(961)	$8,390

Net income (loss) attributable to Hess Corporation	$1,755	$205	$(361)	$—	$1,599
Depreciation, depletion and amortization	1,062	135	2	—	1,199
Impairment and other	54	—	—	—	54
Provision for income taxes	788	19	—	—	807
Capital expenditures	1,802	169	—	—	1,971
Corporate, Interest and Other had interest income of $21 million and $62 million for the three and nine months ended September 30, 2023, respectively, compared to $10 million and $13 million for both the three and nine months ended September 30, 2022. Interest income is included in Other, net in the Statement of Consolidated Income.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Identifiable assets by operating segment were as follows:

	September 30, 2023	December 31, 2022

	(In millions)
Exploration and Production	$16,745	$15,022
Midstream	3,971	3,775
Corporate, Interest and Other	2,485	2,898
Total	$23,201	$21,695
12.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values. Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or reduce our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production. Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At September 30, 2023, these instruments relate to the British Pound and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	September 30, 2023	December 31, 2022

	(In millions)
Commodity - crude oil hedge contracts (millions of barrels)	12.0	—
Foreign exchange forwards / swaps	$214	$177
Interest rate swaps	$100	$100
In the first quarter of 2023, we hedged 80,000 barrels of oil per day (bopd) with WTI put options with an average monthly floor price of $70 per barrel, and 50,000 bopd with Brent put options with an average monthly floor price of $75 per barrel, for the remainder of 2023.
The table below reflects the fair values of risk management derivative instruments.

	Assets	Liabilities

	(In millions)
September 30, 2023
Derivative Contracts Designated as Hedging Instruments:
Crude oil put options	$3	$—
Interest rate swaps	—	(3)
Total derivative contracts designated as hedging instruments	3	(3)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	6	—
Total derivative contracts not designated as hedging instruments	6	—
Gross fair value of derivative contracts	9	(3)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$9	$(3)
December 31, 2022
Derivative Contracts Designated as Hedging Instruments:
Interest rate swaps	$—	$(4)
Total derivative contracts designated as hedging instruments	—	(4)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	(2)
Total derivative contracts not designated as hedging instruments	—	(2)
Gross fair value of derivative contracts	—	(6)
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$—	$(6)

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The fair value of our crude oil hedge contracts is presented within Other current assets in our Consolidated Balance Sheet. The fair value of our interest rate swaps is presented within Accrued liabilities and Other liabilities and deferred credits in our Consolidated Balance Sheet at September 30, 2023 and December 31, 2022, respectively. The fair value of our foreign exchange forwards and swaps is presented within Other current assets and Accrued liabilities in our Consolidated Balance Sheet at September 30, 2023 and December 31, 2022, respectively. All fair values in the table above are based on Level 2 inputs.
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges:  Crude oil hedging contracts decreased Sales and other operating revenues by $52 million and $138 million in the three and nine months ended September 30, 2023, respectively. In the three and nine months ended September 30, 2022, crude oil hedging contracts decreased Sales and other operating revenues by $165 million and $420 million, respectively. At September 30, 2023, pre-tax deferred losses in Accumulated other comprehensive income (loss) related to outstanding crude oil hedging contracts were $49 million ($49 million after income taxes), all of which will be reclassified into earnings during the remainder of 2023 as the hedged crude oil sales are recognized in earnings.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income, were nil in the three and nine months ended September 30, 2023, compared with losses of $2 million and $5 million in the three and nine months ended September 30, 2022, respectively.  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to net gains of $8 million and $6 million in the three and nine months ended September 30, 2023, respectively, compared with net gains of $12 million and $26 million in the three and nine months ended September 30, 2022, respectively.
Fair Value Measurement:
At September 30, 2023, our total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $8,548 million and a fair value of $8,242 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at September 30, 2023 and December 31, 2022.
13.  Subsequent Event
As previously announced, on October 22, 2023, the Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron Corporation (Chevron) and Yankee Merger Sub Inc., a direct, wholly-owned subsidiary of Chevron (Merger Subsidiary). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, at the effective time of the Merger, our stockholders will receive consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. The transaction is expected to close in the first half of 2024, subject to shareholder and regulatory approvals and other customary closing conditions.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended September 30, 2023 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A Risk Factors of this Form 10-Q.
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
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at September 30, 2023, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
Recent Events and 2023 Outlook
Our E&P capital and exploratory expenditures are forecast to be approximately $4.1 billion for 2023, up from previous guidance of $3.7 billion reflecting the decision to purchase the Liza Unity FPSO in the fourth quarter of 2023 instead of the first quarter of 2024. Oil and gas net production in 2023 is forecast to be approximately 390,000 barrels of oil equivalent per day (boepd).
On October 22, 2023, the Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron Corporation (Chevron) and Yankee Merger Sub Inc., a direct, wholly-owned subsidiary of Chevron (Merger Subsidiary). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, with Hess surviving and continuing as the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, at the effective time of the Merger, our stockholders will receive consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. The transaction is expected to close in the first half of 2024, subject to shareholder and regulatory approvals and other customary closing conditions. See Part II, Item 1A Risk Factors for a discussion of risks related to the Merger.
Third Quarter Results
In the third quarter of 2023, net income was $504 million, compared with $515 million in the third quarter of 2022. Excluding items affecting comparability of earnings between periods detailed on pages 24 and 26, adjusted net income was $583 million in the third quarter of 2022.  The decrease in adjusted after-tax earnings in the third quarter of 2023 compared with the prior-year quarter was primarily due to lower realized selling prices, partially offset by the net impact of higher production volumes.
Exploration and Production Results
In the third quarter of 2023, E&P had net income of $529 million, compared with $572 million in the third quarter of 2022. Excluding items affecting comparability of earnings between periods, adjusted net income was $626 million in the third quarter of 2023. Total net production averaged 395,000 boepd in the third quarter 2023, compared with 351,000 boepd, proforma for asset sold, in the third quarter of 2022. The average realized crude oil selling price, including hedging, was $81.53 per barrel in the third quarter of 2023, compared with $85.32 per barrel in the third quarter of 2022. The average realized NGL selling price in the third quarter of 2023 was $20.17 per barrel, compared with $35.44 per barrel in the prior-year quarter, while the average realized natural gas selling price was $4.57 per thousand cubic feet (mcf) in the third quarter of 2023, compared with $5.85 per mcf in the third quarter of 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
The following is an update of our ongoing E&P activities:
•In North Dakota, net production from the Bakken averaged 190,000 boepd for the third quarter of 2023 (2022 Q3: 166,000 boepd), reflecting increased drilling and completion activity and higher NGL and natural gas volumes received under percentage of proceeds contracts due to lower commodity prices. NGL and natural gas volumes received under percentage of proceeds contracts were 19,000 boepd in the third quarter of 2023, compared with 11,000 boepd in the third quarter of 2022, due to lower realized NGL and natural gas prices increasing volumes received as consideration for gas processing fees. We drilled 28 wells, completed 41 wells, and brought 26 new wells online during the third quarter of 2023. We forecast net production to be approximately 190,000 boepd for the fourth quarter and approximately 180,000 boepd for the full year 2023.
•In the Gulf of Mexico, net production for the third quarter of 2023 averaged 28,000 boepd (2022 Q3: 30,000 boepd).
•At the Stabroek Block (Hess 30%), offshore Guyana, net production from the Liza Destiny and Liza Unity FPSOs totaled 108,000 bopd for the third quarter of 2023 (2022 Q3: 98,000 bopd). Net production from Guyana in the third quarter of 2023 included 14,000 bopd of tax barrels (2022 Q3: 7,000 bopd). During the third quarter of 2023, a mechanical issue on the Liza Destiny FPSO reduced production during the quarter. Repairs were completed by the operator in October that resolved the issue, and production is currently in the range of 150,000 gross bopd to 160,000 gross bopd. The Liza Unity FPSO, which commenced production in February 2022, reached its initial expected production capacity of approximately 220,000 gross bopd in July 2022. The Liza Unity FPSO increased its production capacity to approximately 250,000 gross bopd in the third quarter of 2023 as a result of production optimization work. In the third quarter of 2023, we sold nine cargos of crude oil from Guyana compared with eight cargos in the prior-year quarter. We forecast net production to be approximately 120,000 bopd for the fourth quarter and in the range of 110,000 bopd to 115,000 bopd for the full year 2023, which includes tax barrels of approximately 15,000 bopd for both the fourth quarter and the full year 2023.
The third development, Payara, with a production capacity of approximately 220,000 gross bopd, is expected to start-up in November. The fourth development, Yellowtail, was sanctioned in April 2022 with a production capacity of approximately 250,000 gross bopd and first production expected in 2025. The fifth development, Uaru, was sanctioned in April 2023 with a production capacity of approximately 250,000 gross bopd and first production expected in 2026. The operator submitted the field development plan for the sixth development, Whiptail, to the Government of Guyana in October.
The successful Lancetfish-2 appraisal well encountered approximately 125 feet of net oil pay in appraisal reservoirs and approximately 65 feet of net oil pay in a new discovery interval. The well was drilled in 5,649 feet of water and is located approximately 4 miles southeast of the Lancetfish-1 discovery well.
At the Kaieteur Block (Hess 20%), offshore Guyana, we relinquished our participating interest and recognized exploration expense of $9 million during the quarter.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 38,000 boepd for the third quarter of 2023 (2022 Q3: 34,000 boepd), including contribution from unitized acreage in Malaysia. Net production from North Malay Basin, offshore Peninsular Malaysia, averaged 31,000 boepd for the third quarter of 2023 (2022 Q3: 23,000 boepd). The increase in production at JDA and North Malay Basin was primarily due to planned maintenance during the third quarter of 2022.
The following is an update of significant Midstream activities:
•In August 2023, Hess Midstream LP completed an underwritten public equity offering of 11.5 million Hess Midstream LP Class A shares held by an affiliate of GIP. We did not receive any proceeds from the public equity offering.
•In September 2023, HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased approximately 3.3 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $100 million, financed by HESM Opco's revolving credit facility, of which we received proceeds of $50 million.
After giving effect to these transactions, Hess Corporation owns an approximate 38% interest in Hess Midstream LP, on a consolidated basis.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions, except per share amounts)
Net Income Attributable to Hess Corporation:
Exploration and Production	$529	$572	$1,089	$1,755
Midstream	66	68	189	205
Corporate, Interest and Other	(91)	(125)	(309)	(361)
Total	$504	$515	$969	$1,599
Net Income Attributable to Hess Corporation Per Common Share:
Basic	$1.65	$1.67	$3.17	$5.18
Diluted	$1.64	$1.67	$3.15	$5.16
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$—	$(54)	$(82)	$(54)
Midstream	—	—	—	—
Corporate, Interest and Other	—	(14)	—	(1)
Total	$—	$(68)	$(82)	$(55)
The items in the table above are explained on pages 24 and 26.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income attributable to Hess Corporation and adjusted net income attributable to Hess Corporation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Adjusted Net Income Attributable to Hess Corporation:
Net income attributable to Hess Corporation	$504	$515	$969	$1,599
Less: Total items affecting comparability of earnings between periods, after-tax	—	(68)	(82)	(55)
Adjusted Net Income Attributable to Hess Corporation	$504	$583	$1,051	$1,654
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Nine Months Ended September 30,
	2023	2022

	(In millions)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$2,598	$2,692
Changes in operating assets and liabilities	657	1,128
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$3,255	$3,820

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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,798	$3,122	$7,494	$8,390
Other, net	12	22	34	81
Total revenues and non-operating income	2,810	3,144	7,528	8,471
Costs and Expenses
Marketing, including purchased oil and gas	719	999	1,902	2,560
Operating costs and expenses	384	322	1,091	864
Production and severance taxes	61	72	155	200
Midstream tariffs	332	313	917	896
Exploration expenses, including dry holes and lease impairment	65	58	230	134
General and administrative expenses	66	54	193	158
Depreciation, depletion and amortization	451	425	1,344	1,062
Impairment and other	—	54	82	54
Total costs and expenses	2,078	2,297	5,914	5,928
Results of Operations Before Income Taxes	732	847	1,614	2,543
Provision for income taxes	203	275	525	788
Net Income Attributable to Hess Corporation	$529	$572	$1,089	$1,755
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Lower realized selling prices in the third quarter and first nine months of 2023 reduced after-tax earnings by approximately $250 million and $1,500 million, respectively, compared with the corresponding periods in 2022.  Average selling prices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$76.06	$79.04	$70.35	$85.39
Offshore	78.50	78.80	71.55	86.13
Total United States	76.56	79.00	70.62	85.56
Guyana	86.24	92.02	80.41	96.24
Malaysia and JDA	87.21	85.23	76.84	93.16
Other (b)	—	87.90	—	95.49
Worldwide	81.53	85.32	75.72	90.30
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$79.43	$89.80	$73.72	$95.33
Offshore	81.86	89.47	74.89	95.96
Total United States	79.92	89.74	73.98	95.47
Guyana	88.06	98.91	81.86	103.94
Malaysia and JDA	87.21	85.23	76.84	93.16
Other (b)	—	94.96	—	104.67
Worldwide	84.07	93.95	78.04	99.14
Natural Gas Liquids – Per Barrel
United States
North Dakota	$20.17	$35.41	$20.70	$38.51
Offshore	20.15	36.30	21.52	37.86
Worldwide	20.17	35.44	20.72	38.48
Natural Gas – Per Mcf
United States
North Dakota	$1.56	$6.67	$1.73	$5.97
Offshore	2.35	8.12	2.12	6.71
Total United States	1.69	6.94	1.81	6.13
Malaysia and JDA	6.32	5.07	5.78	5.72
Other (b)	—	7.03	—	5.65
Worldwide	4.57	5.85	4.26	5.86
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the third quarter of 2023 would be $84.85 (2022 Q3: $88.87) per barrel for crude oil (including hedging), $87.39 (2022 Q3: $97.50) per barrel for crude oil (excluding hedging), $20.47 (2022 Q3: $35.97) per barrel for NGLs and $4.72 (2022 Q3: $5.98) per mcf for natural gas. Excluding these fees worldwide selling prices for the first nine months of 2023 would be $79.09 (2022: $94.12) per barrel for crude oil (including hedging), $81.41 (2022: $102.96) per barrel for crude oil (excluding hedging), $21.03 (2022: $38.88) per barrel for NGLs and $4.40 (2022: $5.98) per mcf for natural gas.
(b)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022.
Crude oil hedging activities were a net loss of $52 million and $138 million before and after income taxes in the third quarter and first nine months of 2023, respectively, and a net loss of $165 million and $420 million before and after income taxes in the third quarter and first nine months of 2022, respectively. For the remainder of 2023, we have hedged 80,000 bopd with WTI put options with an average monthly floor price of $70 per barrel, and 50,000 bopd with Brent put options with an average monthly floor price of $75 per barrel. We expect noncash premium amortization, which will be reflected in realized selling prices, to reduce our fourth quarter results by $52 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	87	79	81	75
Offshore	21	21	22	20
Total United States	108	100	103	95
Guyana	108	98	110	65
Malaysia and JDA	5	4	4	4
Other (a)	—	15	—	17
Total	221	217	217	181
Natural Gas Liquids – Barrels
United States
North Dakota	70	58	66	51
Offshore	1	2	2	2
Total United States	71	60	68	53
Natural Gas – Mcf
United States
North Dakota	195	176	187	160
Offshore	37	41	43	42
Total United States	232	217	230	202
Malaysia and JDA	383	320	370	355
Other (a)	—	10	—	11
Total	615	547	600	568
Barrels of Oil Equivalent (b)	395	368	385	329

Crude oil and natural gas liquids as a share of total production	74%	75%	74%	71%
(a)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022. Net production from Libya was 17,000 boepd and 19,000 boped in the third quarter and first nine months of 2022, respectively.
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
We forecast net production to be approximately 410,000 boepd for the fourth quarter and approximately 390,000 boepd for the full year 2023.
United States:  North Dakota net production was higher in the third quarter and first nine months of 2023, compared with the corresponding periods in 2022, reflecting increased drilling and completion activity and higher NGL and natural gas volumes received under percentage of proceeds contracts due to lower commodity prices.
International:  Net production in Guyana was higher in the third quarter of 2023, compared with the corresponding period in 2022, primarily due to higher tax barrels. During the third quarter of 2023, a mechanical issue on the Liza Destiny FPSO reduced production during the quarter. Repairs were completed by the operator in October that resolved the issue, and production is currently in the range of 150,000 gross bopd to 160,000 gross bopd. Net production in Guyana was higher in the first nine months of 2023, compared with the corresponding period in 2022, primarily due to production ramp up from the Liza Unity FPSO, which commenced production in February 2022 and reached its initial expected production capacity of approximately 220,000 gross bopd in July 2022. The Liza Unity FPSO increased its production capacity to approximately 250,000 gross bopd in the third quarter of 2023 as a result of production optimization work. Net production from Guyana included 14,000 bopd of tax barrels in both the third quarter and first nine months of 2023, compared with 7,000 bopd and 2,000 bopd in the third quarter and first nine months of 2022, respectively. Net production at Malaysia and JDA was higher in the third quarter and first nine months of 2023, compared with the corresponding periods in 2022, primarily due to planned maintenance during the third quarter of 2022.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Higher sales volumes in the third quarter and first nine months of 2023 increased after-tax earnings by approximately $285 million and $1,495 million, respectively, compared with the corresponding periods in 2022. Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Crude oil – barrels	20,519	19,118	59,420	47,461
Natural gas liquids – barrels	6,500	5,299	18,345	14,018
Natural gas – mcf	56,553	50,343	163,793	155,052
Barrels of Oil Equivalent (a)	36,445	32,807	105,064	87,321
Crude oil – barrels per day	223	208	218	174
Natural gas liquids – barrels per day	71	58	67	51
Natural gas – mcf per day	615	547	600	568
Barrels of Oil Equivalent Per Day (a)	397	357	385	320
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the United States, and transportation and other distribution costs for U.S. and Guyana marketing activities.  Marketing expense was lower in the third quarter and first nine months of 2023, compared with the corresponding periods in 2022, primarily due to lower prices paid for purchased volumes.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in the third quarter of 2023 compared with the corresponding period in 2022, primarily due to higher operating costs in Guyana and increased maintenance activity in North Dakota. Cash operating costs increased in the first nine months of 2023, compared with the corresponding period in 2022, primarily due to the production ramp up in Guyana from the Liza Unity FPSO, which commenced production in February 2022, increased maintenance activity in North Dakota, and higher workover costs in the Gulf of Mexico.
Midstream Tariffs Expense:  Tariffs expense in the third quarter and first nine months of 2023 increased, compared with the corresponding periods in 2022, primarily due to higher throughput volumes and tariff rates, partially offset by lower fees incurred under minimum volume commitments. We estimate Midstream tariffs expense to be approximately $345 million in the fourth quarter and approximately $1,260 million for the full year 2023.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense was higher in the third quarter of 2023, compared with the corresponding period in 2022, primarily due to higher production volumes from North Dakota. DD&A expense was higher in the first nine months of 2023, compared with the corresponding period in 2022, primarily due to higher production volumes from Guyana following the start-up of Liza Phase 2 in February 2022, and Malaysia and JDA.
Unit Costs:  Unit cost per boe information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended December 31,			Twelve Months Ended December 31,
	2023	2022	2023	2022	2023			2023
Cash operating costs (a)	$14.04	$13.19	$13.67	$13.60	$14.00	—	$14.50	$13.50	—	$14.00
DD&A (b)	12.40	12.56	12.78	11.83	13.50	—	14.00	13.00	—	13.50
Total Production Unit Costs	$26.44	$25.75	$26.45	$25.43	$27.50	—	$28.50	$26.50	—	$27.50
(a)Cash operating costs per boe, excluding Libya (sold in November of 2022), were $13.64 and $14.20 in the third quarter and first nine months of 2022, respectively.
(b)DD&A per boe, excluding Libya (sold in November of 2022), was $13.03 and $12.37 in the third quarter and first nine months of 2022, respectively.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Exploratory dry hole costs (a)	$4	$19	$97	$19
Exploration lease impairment (b)	11	4	24	14
Geological and geophysical expense and exploration overhead	50	35	109	101
Total Exploration Expense	$65	$58	$230	$134
(a)Exploratory dry hole costs in the first nine months of 2023 primarily relates to the Ephesus exploration well, offshore Newfoundland, Canada and the Kokwari-1 and Fish/Tarpon-1 exploration wells at the Stabroek Block, offshore Guyana. Exploratory dry hole costs in the third quarter and first nine months of 2022 relate primarily to the Banjo-1 exploration well at the Stabroek Block.
(b)Exploration lease impairment for the third quarter of 2023 primarily relates to the relinquishment of our participating interest in the Kaieteur Block, offshore Guyana.
Exploration expenses, excluding dry hole expense, are estimated to be approximately $50 million in the fourth quarter and approximately $180 million for the full year 2023.
Income Taxes:  E&P income tax expense was $203 million and $525 million in the third quarter and first nine months of 2023, respectively, compared with $275 million and $788 million in the third quarter and first nine months of 2022, respectively. Income tax expense from Libya operations, sold in November 2022, was $104 million and $435 million in the third quarter and first nine months of 2022, respectively. The decrease in Libya income tax expense in the first nine months of 2023, compared with the corresponding period in 2022, was partially offset by higher income tax expense in Guyana as a result of higher pre-tax income.
We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream) and Malaysia, while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with U.S. generally accepted accounting principles. As of September 30, 2023, we have a valuation allowance in our Consolidated Balance Sheet of $3.4 billion related to the United States and $0.1 billion related to Malaysia. There is a reasonable possibility that if anticipated future earnings come to fruition or are exceeded, and no other unforeseen negative evidence materializes, sufficient positive evidence may become available to support the release of a significant portion of the valuation allowance related to one or both jurisdictions in the near term. This would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.
Excluding items affecting comparability of earnings between periods, E&P income tax expense is expected to be approximately $225 million for the fourth quarter and approximately $750 million for the full year 2023.
Items Affecting Comparability of Earnings Between Periods:
In the second quarter of 2023, we recognized a pre-tax charge of $82 million ($82 million after income taxes) that resulted from revisions to our estimated abandonment obligations in the West Delta Field in the Gulf of Mexico. These abandonment obligations were assigned to us as a former owner after they were discharged from Fieldwood Energy LLC as part of its approved bankruptcy plan in 2021. In the third quarter of 2022, we recognized pre-tax charges of $28 million ($28 million after income taxes) that resulted from updates to our estimated abandonment liabilities for non-producing properties in the Gulf of Mexico and $26 million ($26 million after income taxes) related to the Penn State Field in the Gulf of Mexico. See Note 7, Impairment and Other in the Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$363	$335	$992	$961
Other, net	2	3	6	4
Total revenues and non-operating income	365	338	998	965
Costs and Expenses
Operating costs and expenses	89	81	225	215
General and administrative expenses	6	5	18	16
Interest expense	46	40	132	109
Depreciation, depletion and amortization	48	46	142	135
Total costs and expenses	189	172	517	475
Results of Operations Before Income Taxes	176	166	481	490
Provision for income taxes	12	7	26	19
Net Income	164	159	455	471
Less: Net income attributable to noncontrolling interests	98	91	266	266
Net Income Attributable to Hess Corporation	$66	$68	$189	$205
Sales and other operating revenues for the third quarter and first nine months of 2023 increased, compared with the corresponding periods in 2022, primarily due to higher throughput volumes and tariff rates, partially offset by lower fees earned from minimum volume commitments. Operating costs and expenses for the third quarter and first nine months of 2023 increased, compared with the corresponding periods in 2022, primarily due to higher maintenance costs. Interest expense for the third quarter and first nine months of 2023 increased, compared with the corresponding periods in 2022, primarily due to higher interest rates on the credit facilities and higher borrowings on the revolving credit facility. DD&A expense for the third quarter and first nine months of 2023 increased, compared with the corresponding periods in 2022, primarily due to additional assets placed in service.
Excluding items affecting comparability of earnings, net income attributable to Hess Corporation from the Midstream segment is estimated to be approximately $65 million in the fourth quarter and approximately $255 million for the full year 2023.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$20	$26	$79	$100
Interest expense	85	88	259	266
Less: Capitalized interest	(14)	(3)	(29)	(6)
Interest expense, net	71	85	230	260
Corporate, Interest and Other expenses before income taxes	91	111	309	360
Provision for income taxes	—	—	—	—
Net Corporate, Interest and Other expenses after income taxes	91	111	309	360
Items affecting comparability of earnings between periods, after-tax	—	14	—	1
Total Corporate, Interest and Other expenses after income taxes	$91	$125	$309	$361
Corporate and other expenses, excluding items affecting comparability, were lower in the third quarter and first nine months of 2023, compared with the corresponding periods in 2022, primarily due to higher interest income partially offset by higher legal and professional fees. Interest expense, net was lower in the third quarter and first nine months of 2023, compared with the corresponding periods in 2022, primarily due to capitalized interest associated with the Yellowtail and Uaru developments in Guyana.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Fourth quarter 2023 corporate expenses are expected to be approximately $30 million and approximately $110 million for the full year 2023. Interest expense, net is expected to be approximately $70 million for the fourth quarter and approximately $300 million for the full year 2023.
Items Affecting Comparability of Earnings Between Periods:
We recorded a pre-tax charge of $14 million ($14 million after income taxes) in the third quarter of 2022 and a pre-tax charge of $9 million ($9 million after income taxes) in the first quarter of 2022 for litigation related costs associated with our former downstream business, HONX, Inc., which are included in General and administrative expenses in the Statement of Consolidated Income.
We recorded a pre-tax gain of $22 million ($22 million after income taxes) in the first quarter of 2022 associated with the sale of real property related to our former downstream business.
Other Items Potentially Affecting Future Results
Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, NGLs and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, crude oil storage capacity, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect our business, see Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A Risk Factors of this Form 10-Q.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	September 30, 2023	December 31, 2022

	(In millions, except ratio)
Cash and cash equivalents (a)	$2,018	$2,486
Current portion of long-term debt	307	3
Total debt (b)	8,548	8,281
Total equity	9,299	8,496
Debt to capitalization ratio for debt covenants (c)	34.3%	36.1%
(a)Includes $4 million of cash attributable to our Midstream segment at September 30, 2023 (December 31, 2022: $4 million) of which $3 million is held by Hess Midstream LP at September 30, 2023 (December 31, 2022: $3 million).
(b)At September 30, 2023, includes $3,148 million of debt outstanding from our Midstream segment (December 31, 2022: $2,886 million) that is non-recourse to Hess Corporation.
(c)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation's revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2023	2022

	(In millions)
Net cash provided by (used in):
Operating activities	$2,598	$2,692
Investing activities	(2,666)	(1,908)
Financing activities	(400)	(1,113)
Net Increase (Decrease) in Cash and Cash Equivalents	$(468)	$(329)

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Operating activities:  Net cash provided by operating activities was $2,598 million in the first nine months of 2023 (2022: $2,692 million). Net cash provided by operating activities before changes in operating assets and liabilities was $3,255 million in the first nine months of 2023 (2022: $3,820 million). During the first nine months of 2023, changes in operating assets and liabilities reduced cash flow from operating activities by $657 million primarily due to an increase in accounts receivable due to higher crude oil prices, premiums paid for crude oil hedge contracts and payments for abandonment activities. Changes in operating assets and liabilities in the first nine months of 2022 reduced cash flow from operating activities by $1,128 million reflecting payments of approximately $470 million for accrued Libyan income tax and royalties at December 31, 2021, premiums paid for crude oil hedge contracts and an increase in accounts receivable due to higher crude oil prices.
Investing activities:  Additions to property, plant and equipment of $2,664 million in the first nine months of 2023 were up $732 million compared with the corresponding period in 2022.  The increase is primarily due to development activities in Guyana and higher drilling activity in the Bakken.
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Nine Months Ended September 30,
	2023	2022

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(2,587)	$(1,802)
Increase (decrease) in related liabilities	83	47
Additions to property, plant and equipment - E&P	$(2,504)	$(1,755)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(174)	$(169)
Increase (decrease) in related liabilities	14	(8)
Additions to property, plant and equipment - Midstream	$(160)	$(177)
Financing activities: Common stock dividends paid were $405 million in the first nine months of 2023 (2022: $350 million) reflecting a 17% increase in our declared dividend on common stock. In the first nine months of 2022, we repurchased $340 million of common stock and we repaid the remaining $500 million outstanding under our $1.0 billion term loan.
Net borrowings (repayments) of debt with maturities of 90 days or less in the first nine months of 2023 related to the HESM Opco revolving credit facility, while borrowings in the first nine months of 2022 resulted from the issuance by HESM Opco of $400 million of 5.500% fixed-rate senior unsecured notes due 2030. The proceeds from these borrowings were used to finance the repurchases of HESM Opco Class B units. In the first nine months of 2023, we received net proceeds of $167 million from the public offering of Class A shares in Hess Midstream LP (2022: $146 million). Net cash outflows to noncontrolling interests were $399 million in the first nine months of 2023 (2022: $430 million) which included $150 million paid to GIP for the repurchase by HESM Opco of GIP-owned Class B units (2022: $200 million).
Future Capital Requirements and Resources
At September 30, 2023, we had $2.0 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.4 billion. Net production in 2023 is forecast to be approximately 390,000 boepd, and we expect our 2023 E&P capital and exploratory expenditures will be approximately $4.1 billion. In 2024, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at September 30, 2023 will be sufficient to fund any upcoming debt maturities, and our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities. These actions are subject to certain limitations under the Merger Agreement. See Part II, Item 1A Risk Factors for a discussion of risks related to the Merger.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at September 30, 2023:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	July 2027	$3,250	$—	$—	$—	$3,250
Committed lines	Various (a)	100	—	2	2	98
Uncommitted lines	Various (a)	85	—	85	85	—
Total - Hess Corporation		$3,435	$—	$87	$87	$3,348
Midstream
Revolving credit facility (b)	July 2027	$1,000	$276	$—	$276	$724
Total - Midstream		$1,000	$276	$—	$276	$724
(a)Committed and uncommitted lines have expiration dates through 2024.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation's senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). The indentures for the Corporation's fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of September 30, 2023, Hess Corporation was in compliance with these financial covenants. At September 30, 2023, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility.
All three major credit rating agencies that rate the senior unsecured debt of Hess Corporation have assigned an investment grade credit rating. At September 30, 2023, our credit ratings were BBB- with stable outlook at Standard and Poor’s, Baa3 with stable outlook at Moody’s Investors Service, and BBB with stable outlook at Fitch Ratings. Subsequent to September 30, 2023, all three agencies placed our credit ratings on review for positive action in connection with the Merger.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At September 30, 2023, HESM Opco, a consolidated subsidiary of Hess Midstream LP, had $1.4 billion senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At September 30, 2023, borrowings of $276 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $400 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.

PART I - FINANCIAL INFORMATION (CONT'D.)
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 12, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $214 million at September 30, 2023 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of approximately $20 million and $20 million, respectively, at September 30, 2023.
At September 30, 2023, our long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,548 million and a fair value of $8,242 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $445 million or $495 million, respectively, at September 30, 2023.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
At September 30, 2023, we have WTI put options with an average monthly floor price of $70 per barrel for 80,000 bopd, and Brent put options with an average monthly floor price of $75 per barrel for 50,000 bopd. As of September 30, 2023, an assumed 10% increase in the forward WTI and Brent crude oil prices used in determining the fair value of our put options would reduce the fair value of these derivative instruments by approximately $2 million, while an assumed 10% decrease in the same crude oil prices would increase the fair value of these derivative instruments by approximately $7 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; estimates of our crude oil and natural gas reserves and levels of production; benchmark prices of crude oil, natural gas liquids and natural gas and our associated realized price differentials; our projected budget and capital and exploratory expenditures; expected timing and completion of our development projects; information about sustainability goals and targets and planned social, safety and environmental policies, programs and initiatives; future economic and market conditions in the oil and gas industry; and expected benefits, timing and completion of the proposed Merger with Chevron.
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
•risks and uncertainties associated with the proposed Merger with Chevron, including the following:
•the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by Chevron and Hess;
•potential delays in consummating the potential transaction, including as a result of regulatory approvals;
•Chevron’s ability to integrate Hess’ operations in a successful manner and in the expected time period;
•the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
•risks that the anticipated tax treatment of the potential transaction is not obtained, or other unforeseen or unknown liabilities;
•customer, shareholder, regulatory and other stakeholder approvals and support, or unexpected future capital expenditures;

PART I - FINANCIAL INFORMATION (CONT'D.)
•potential litigation relating to the potential transaction that could be instituted against Chevron and Hess or their respective directors, and the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•the effect of the announcement, pendency or completion of the potential transaction on the parties’ business relationships and business generally, and the risks that the potential transaction disrupts current plans and operations of Chevron or Hess and potential difficulties in Hess employee retention as a result of the transaction, as well as the risk of disruption of Chevron’s or Hess’ management and business disruption during the pendency of, or following, the potential transaction;
•the receipt of required Chevron Board of Directors’ authorizations to implement capital allocation strategies, including future dividend payments, and uncertainties as to whether the potential transaction will be consummated on the anticipated timing or at all, or if consummated, will achieve its anticipated economic benefits, including as a result of risks associated with third party contracts containing material consent, anti-assignment, transfer, other provisions that may be related to the potential transaction which are not waived or otherwise satisfactorily resolved, or changes in commodity prices;
•negative effects of the announcement of the transaction, and the pendency or completion of the proposed acquisition on the market price of Chevron’s or Hess’ common stock and/or operating results;
•rating agency actions and Chevron’s and Hess’ ability to access short and long-term debt markets on a timely and affordable basis; and
•other factors described in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A Risk Factors of this Form 10-Q as well as any additional risks described in our other filings with the SEC.
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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2023.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.
Information regarding legal proceedings is contained in Note 10, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 1A.      Risk Factors.
Due to this proposed Merger with Chevron, there have been material changes to the risk factors included under Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022. For a complete discussion of the Corporation’s risk factors, refer to the section entitled “Risk Factors” in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and the following risk factors:
We will be subject to business uncertainties while the Merger is pending, which could adversely affect our businesses.
Uncertainty about the effect of the Merger on employees and those that do business with us may have an adverse effect to the Corporation. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us. Employee retention at the Corporation may be challenging during the pendency of the Merger, as employees may experience uncertainty about their roles. In addition, the Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Chevron, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Merger.
We may become subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results.
We and/or our respective directors and officers may become subject to lawsuits relating to the Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of the merits of the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.
Completion of the Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Merger will not be completed. Failure to complete, or significant delays in completing, the Merger could negatively affect the trading prices of our common stock and our future business and financial results.
Completion of the Merger is subject to satisfaction or waiver of certain closing conditions, including (i) the receipt of the required approval from our stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended applicable to the Merger, (iii) the absence of any order or law prohibiting consummation of the Merger, (iv) the effectiveness of the Registration Statement on Form S-4 to be filed by Chevron pursuant to which the shares of Chevron common stock to be issued in connection with the Merger will be registered with the U.S. Securities and Exchange Commission and (v) the authorization for listing on the New York Stock Exchange of the shares of Chevron common stock to be issued in connection with the Merger. The obligation of each party to consummate the Merger is also conditioned upon the other party having performed in all material respects its obligations under the Merger Agreement and the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers). The obligation of Hess to consummate the merger is also subject to the receipt of a tax opinion from legal counsel that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed.
If the Merger is not completed, or if there are significant delays in completing the Merger, the trading prices of our common stock and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:
•the requirement that we pay Chevron a termination fee of approximately $1.715 billion under certain circumstances provided in the Merger Agreement;
•negative reactions from the financial markets, including declines in the prices of our common stock due to the fact that current prices may reflect a market assumption that the Merger will be completed;
•having to pay certain significant costs relating to the Merger; and
•the attention of our management will have been diverted to the Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

PART II - OTHER INFORMATION (CONT'D.)
The Merger Agreement limits our ability to pursue alternatives to the Merger.
The Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Merger, or may result in a potential competing acquirer of the Corporation proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our board of directors, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.
Because the exchange ratio in the Merger Agreement is fixed and because the market price of Chevron common stock will fluctuate prior to the completion of the Merger, our stockholders cannot be sure of the market value of the Chevron common stock they will receive as consideration in the Merger.
Under the terms of the Merger Agreement, if the Merger is completed, at the effective time of the Merger, our stockholders will receive consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. The exchange ratio of the Merger consideration is fixed, and under the Merger Agreement there will be no adjustment to the Merger consideration for changes in the market price of Chevron common stock or our common stock prior to the completion of the Merger.
If the Merger is completed, there will be a time lapse between the date of signing of the Merger Agreement and the date on which our stockholders who are entitled to receive the Merger consideration actually receive the Merger consideration. The respective market values of Chevron common stock and our common stock have fluctuated and may continue to fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations, and the market’s assessment of Chevron’s business and the Merger. Such factors are difficult to predict and in many cases may be beyond the control of Chevron and us. The actual value of the Merger consideration received by our stockholders at the completion of the Merger will depend on the market value of Chevron common stock at that time. This market value may differ, possibly materially, from the market value of Chevron common stock at the time the Merger Agreement was entered into or at any other time.
Shares of Chevron common stock received by our stockholders as a result of the Merger will have different rights from shares of our common stock.
Upon completion of the Merger, our stockholders will no longer be stockholders of Hess, and our stockholders who receive the Merger consideration will become Chevron stockholders, and their rights as Chevron stockholders will be governed by the terms of Chevron’s charter and bylaws. There are differences between the current rights of our stockholders and the rights to which such stockholders will be entitled as Chevron stockholders.
Item 2.      Share Repurchase Activities.
On March 1, 2023, our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion. This new authorization replaced our previous repurchase authorization which was fully utilized at the end of 2022. There were no shares of our common stock repurchased during the third quarter of 2023. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, we are subject to certain restrictions that, among other things, restrict our ability to repurchase, redeem or retire any capital stock of the Corporation.
Item 5.      Other Information.
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II - OTHER INFORMATION (CONT'D.)
Item 6.   Exhibits.

Exhibits
2(1)†
Agreement and Plan of Merger, dated as of October 22, 2023, among Chevron Corporation, Yankee Merger Sub Inc. and Hess Corporation, incorporated by reference to Exhibit 2.1 of Form 8‑K of Registrant filed on October 23, 2023.

3(1)	Amendment to the By-Laws of Hess Corporation as of October 22, 2023, incorporated by reference to Exhibit 3.1 of Form 8‑K of Registrant filed on October 23, 2023.
10(1)
Voting and Support Agreement, dated October 22, 2023, by and among Chevron Corporation, Hess Corporation and John B. Hess, incorporated by reference to Exhibit 10.1 of Form 8‑K of Registrant filed on October 23, 2023.

31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.
† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
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

Date: November 2, 2023