Form 10-K
period 2023-12-31
HESS CORP
filed 2024-02-26
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $37,598,000,000, computed using the outstanding Common Stock and closing market price on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter.
At January 31, 2024, there were 307,152,064 shares of Common Stock outstanding.
Part III is incorporated by reference from the Proxy Statement for the 2024 annual meeting of stockholders.

HESS CORPORATION
Form 10-K

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; estimates of our crude oil and natural gas reserves and levels of production; benchmark prices of crude oil, natural gas liquids and natural gas and our associated realized price differentials; our projected budget and capital and exploratory expenditures; expected timing and completion of our development projects; information about sustainability goals and targets and planned social, safety and environmental policies, programs and initiatives; future economic and market conditions in the oil and gas industry; and expected benefits, timing and completion of the proposed merger with Chevron Corporation (Chevron).
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
•risks and uncertainties associated with the proposed Merger (as defined herein) with Chevron, including the following:
•the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by Chevron and Hess;
•potential delays in consummating the potential transaction, including as a result of regulatory approvals and the request for additional information and documentary material from the Federal Trade Commission;
•Chevron’s ability to integrate Hess’ operations in a successful manner and in the expected time period;
•the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined herein);
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
NIST CSF – National Institute of Standards and Technology Cybersecurity Framework.
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
ROU – Right-of-use.
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
WWC – Wild Well Control.

PART I
Items 1 and 2.  Business and Properties
Hess Corporation, incorporated in the State of Delaware in 1920, is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the block. We currently have three FPSOs producing, and plan to have six FPSOs with an aggregate expected production capacity of more than 1.2 million gross bopd producing by the end of 2027. The discovered resources to date on the block are expected to underpin the potential for up to ten FPSOs.
Our Midstream operating segment, which includes Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at December 31, 2023, provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota. See Midstream on page 13.
On October 22, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron and Yankee Merger Sub Inc. (Merger Subsidiary), a direct, wholly-owned subsidiary of Chevron. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. The transaction is expected to close mid-2024, subject to shareholder and regulatory approvals and other closing conditions. See Item 1A. Risk Factors for a discussion of risks related to the Merger.
Exploration and Production
Proved Reserves
Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, and exclude escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2023 were $78.10 per barrel for West Texas Intermediate (WTI) (2022: $94.13) and $82.51 per barrel for Brent (2022: $97.98).  Our total proved developed and undeveloped reserves at December 31 were as follows:

	Crude Oil & Condensate		Natural Gas Liquids		Natural Gas		Total
	2023	2022	2023	2022	2023	2022	2023	2022

	(Millions of bbls)		(Millions of bbls)		(Millions of mcf)		(Millions of boe)
Developed
United States	265	277	173	156	656	648	547	541
Guyana	201	116	—	—	71	37	213	122
Malaysia and JDA	3	3	—	—	288	304	51	54
	469	396	173	156	1,015	989	811	717
Undeveloped
United States	204	206	89	89	336	356	349	354
Guyana	186	164	—	—	114	54	205	173
Malaysia and JDA	—	—	—	—	27	71	5	12
	390	370	89	89	477	481	559	539
Total
United States	469	483	262	245	992	1,004	896	895
Guyana	387	280	—	—	185	91	418	295
Malaysia and JDA	3	3	—	—	315	375	56	66
	859	766	262	245	1,492	1,470	1,370	1,256
Proved undeveloped reserves were 41% of our total proved reserves at December 31, 2023 on a boe basis (2022: 43%).  Proved reserves held under production sharing contracts totaled 45% of our crude oil reserves and 34% of our natural gas reserves at December 31, 2023 (2022: 37% and 32%, respectively).
For additional information regarding our proved oil and gas reserves, see the Supplementary Oil and Gas Data to the Consolidated Financial Statements presented on pages 92 through 101.

Production
Worldwide crude oil, NGL, and natural gas net production was as follows:

	2023	2022	2021

Crude oil – Thousands of barrels
United States
North Dakota	30,271	27,238	29,176
Offshore	8,111	7,995	10,451
Total United States	38,382	35,233	39,627
Guyana	41,831	28,526	10,920
Malaysia and JDA	1,728	1,393	1,264
Other (a)	—	5,524	7,791
Total	81,941	70,676	59,602

Natural gas liquids – Thousands of barrels
United States
North Dakota	24,634	19,488	17,889
Offshore	550	681	1,517
Total United States	25,184	20,169	19,406

Natural gas – Thousands of mcf
United States
North Dakota	69,781	56,903	59,013
Offshore	15,565	16,024	26,276
Total United States	85,346	72,927	85,289
Malaysia and JDA	134,404	131,509	126,743
Other (a)	—	3,565	3,557
Total	219,750	208,001	215,589

Total Barrels of Oil Equivalent (in millions) (a)	143.8	125.5	114.9
(a)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021). Net production from Libya was 6.1 million boe for 2022 (2021: 7.2 million boe). Net production from Denmark was 1.2 million boe for 2021.
E&P Operations
At December 31, 2023, our significant E&P assets included the following:
United States
Our production in the U.S. was from the Bakken shale play in the Williston Basin of North Dakota (Bakken) and from offshore properties in the Gulf of Mexico.
North Dakota:
Bakken:  At December 31, 2023, we held approximately 466,000 net acres in the Bakken.  Net production averaged 182,000 boepd in 2023.  We drilled 118 wells and brought 113 wells on production in 2023, bringing the total operated production wells to 1,757 at December 31, 2023. We added a fourth operated rig in July 2022 and during 2024, we plan to operate four rigs.
Offshore:
Gulf of Mexico:  At December 31, 2023, we held approximately 44,000 net developed acres, with our production operations principally at the Baldpate (Hess 50%), Conger (Hess 38%), Llano (Hess 50%), Penn State (Hess 50%), Stampede (Hess 25%) and Tubular Bells (Hess 57%) Fields.  At December 31, 2023, we held approximately 234,000 net undeveloped acres, of which leases covering approximately 113,000 net acres are due to expire in the next three years. In the fourth quarter of 2023, we were the high bidder on 20 leases in the U.S. Department of Interior’s Lease Sale 261 covering approximately 37,000 net acres, and we expect to be awarded these leases in the first quarter of 2024. In 2023, we completed drilling operations on the Hess operated Pickerel-1 exploration well (Hess 100%) located in Mississippi Canyon Block 727, where oil bearing reservoirs were encountered. The well will be a tie-back to the Tubular Bells production facility. We also spud the Hess operated Black Pearl development well (Hess 25%) in the fourth quarter of 2023. The well is planned as a tie-back to the Stampede production facility. In 2024, we plan to participate in two wells.

Guyana
Stabroek Block:  The Stabroek Block (Hess 30%), offshore Guyana, covers approximately 6.6 million acres.  The operator, ExxonMobil Guyana Ltd, has made more than 30 discoveries since 2015, with the discovered resources to date on the block expected to underpin the potential for up to ten FPSOs. The first six FPSOs are expected to have an aggregate expected production capacity of more than 1.2 million gross bopd by the end of 2027.
The Liza Phase 1 development began producing oil in December 2019 utilizing the Liza Destiny FPSO and in the fourth quarter of 2023 increased its production capacity to within the range of 150,000 gross bopd to 160,000 gross bopd. The Liza Phase 2 development, which commenced producing oil in February 2022 from the Liza Unity FPSO, reached its initial production capacity of approximately 220,000 gross bopd in July 2022, and increased its production capacity to approximately 250,000 gross bopd in the third quarter of 2023. Further production optimization work is planned in 2024. The third development, Payara, began producing oil in November 2023 from the Prosperity FPSO and reached its initial production capacity of approximately 220,000 gross bopd in January 2024.
A fourth development, Yellowtail, was sanctioned in April 2022 and will utilize the ONE GUYANA FPSO with an expected initial production capacity of approximately 250,000 gross bopd, with first production expected in 2025. Six drill centers are planned with up to 26 production wells and 25 injection wells.
A fifth development, Uaru, was sanctioned in April 2023 and will utilize the Errea Wittu FPSO with an expected initial production capacity of approximately 250,000 gross bopd, with first production expected in 2026. Ten drill centers are planned with up to 21 production wells and 23 injection wells.
A sixth development, Whiptail, was submitted to the Government of Guyana for approval in the fourth quarter of 2023. Pending government approvals and project sanctioning, the project is expected to have an initial production capacity of approximately 250,000 gross bopd, with first production anticipated in 2027.
A gas to energy project is underway to construct a 130-mile pipeline network and associated infrastructure in order to transport approximately 50 million standard cubic feet of natural gas per day from the Liza Field to a 300 megawatt onshore power plant (Gas to Energy Project), which is expected to be constructed and operated by the Government of Guyana. ExxonMobil Guyana Ltd. expects to complete pipeline construction and field hook-up by the end of 2024.
The expiration of the exploration license for the Stabroek Block was extended one year from October 2026 to October 2027, and the end of the first renewal period of the exploration license, which requires the relinquishment of 20% of the acreage not held by discoveries, was extended one year from October 2023 to October 2024, both as a result of force majeure due to the COVID-19 pandemic.
In 2023, the operator drilled a total of three successful exploration and appraisal wells that encountered oil and two unsuccessful exploration wells for which the well costs were expensed. Subsequent to December 31, 2023, the operator completed one successful exploration well and one successful appraisal well. In 2024, the operator plans to utilize six drillships to continue to perform exploration, appraisal, and development activities.
Kaieteur Block: We relinquished our 20% participating interest, subject to government approval, in the Kaieteur Block which is adjacent to the Stabroek Block, in the third quarter of 2023.
Malaysia and JDA
Malaysia/Thailand Joint Development Area (JDA):  Production comes from the Carigali Hess operated Block A-18 in the Malaysia/Thailand joint development area in the Gulf of Thailand (Hess 50%).  In 2024, the operator plans to drill approximately five development wells.
Malaysia:  Our production in Malaysia comes from our interests in Block PM302 (Hess 50%) and Block PM325 (Hess 50%) located in the North Malay Basin (NMB), offshore Peninsular Malaysia and Block PM301 (Hess 50%), which is adjacent to and is unitized with Block A‑18 of the JDA. In 2024, we plan to continue development activities at NMB, including drilling approximately five wells.
Other
Suriname:  We hold a 33% non-operated participating interest in both Block 42 and Block 59, offshore Suriname.  Exploration activities are planned at both blocks in 2024.
Canada:  We held a 25% non-operated participating interest in two exploration licenses offshore Newfoundland, which expired in January 2024.  In 2023, the operator, BP Canada, completed drilling operations on the Ephesus exploration well which did not encounter commercial quantities of hydrocarbons.

Sales Commitments
We have certain long-term contracts with fixed minimum sales volume commitments for natural gas and NGL production.  At the JDA in the Gulf of Thailand, we have annual minimum net sales commitments of approximately 70 billion cubic feet of natural gas per year through 2025 and approximately 30 billion cubic feet per year in 2026 and 2027.  At the North Malay Basin development project, offshore Peninsular Malaysia, we have annual minimum net sales commitments of approximately 55 billion cubic feet of natural gas per year through 2025.  At the Liza Phase 1 and Phase 2 development projects at the Stabroek Block, offshore Guyana, we have annual minimum net sales commitments of approximately 2.6 billion cubic feet of natural gas per year following the commissioning period of the Gas to Energy Project. ExxonMobil Guyana Ltd. expects to complete pipeline construction and field hook-up by the end of 2024. The estimated total volume of natural gas subject to these sales commitments is approximately 375 billion cubic feet.  We also have multiple minimum delivery commitments in the Bakken for natural gas and NGL with various end dates through 2032, with total commitments of approximately 120 million boe over the remaining life of the contracts.
We have not experienced any significant constraints in satisfying the committed quantities required by our sales commitments, and we anticipate being able to meet future requirements from available proved and probable reserves, as well as projected third-party supply in the case of NGL.

Selling Prices and Production Costs
The following table presents our average selling prices and average production costs:

	2023	2022	2021
Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$70.44	$81.06	$55.57
Offshore	72.06	81.38	60.09
Total United States	70.80	81.14	56.64
Guyana	80.72	89.86	68.57
Malaysia and JDA	75.51	89.77	71.00
Other (b)	—	93.67	66.39
Worldwide	75.97	85.76	60.08

Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$73.80	$91.26	$59.90
Offshore	75.39	91.51	64.77
Total United States	74.15	91.32	61.05
Guyana	82.20	96.52	71.07
Malaysia and JDA	75.51	89.77	71.00
Other (b)	—	101.92	69.25
Worldwide	78.29	94.15	63.90

Natural Gas Liquids – Per Barrel
United States
North Dakota	$20.77	$35.09	$30.74
Offshore	20.87	35.24	26.40
Worldwide	20.77	35.09	30.40

Natural Gas – Per Mcf
United States
North Dakota	$1.68	$5.50	$4.08
Offshore	2.16	6.21	3.25
Total United States	1.76	5.66	3.82
Malaysia and JDA	5.95	5.62	5.15
Other (b)	—	5.93	3.40
Worldwide	4.32	5.64	4.60

Average production (lifting) costs per barrel of oil equivalent produced (c)
United States
North Dakota (d)	$27.16	$29.02	$25.87
Offshore	26.98	22.19	12.88
Total United States	27.61	28.16	23.27
Guyana (e)	9.60	11.23	17.93
Malaysia and JDA	7.33	6.12	4.72
Other (b)	—	2.78	6.34
Worldwide	18.96	18.97	17.91
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
(d)Includes Midstream tariff expense of $18.73 per boe in 2023 (2022: $21.21 per boe; 2021: $19.23 per boe).
(e)Includes pre-development costs from the operator for future phases of development and Hess internal costs totaling $1.87 per boe in 2023 (2022: $2.76 per boe; 2021: $5.76 per boe).

Gross and Net Undeveloped Acreage
At December 31, 2023, gross and net undeveloped acreage amounted to:

	Undeveloped Acreage (a)

	Gross	Net

	(In thousands)
United States	340	235
Guyana	9,804	2,608
Malaysia and JDA	197	98
Canada	1,304	326
Suriname	4,363	1,454
Total (b)	16,008	4,721
(a)Includes acreage held under production sharing contracts.
(b)At December 31, 2023, 63% of our net undeveloped acreage, primarily in Suriname, Guyana, and Canada is scheduled to expire during the next three years pending results of exploration activities.
Gross and Net Developed Acreage, and Productive Wells
At December 31, 2023 gross and net developed acreage and productive wells amounted to:

	Developed Acreage Applicable to Productive Wells		Productive Wells (a)
			Oil		Gas
	Gross	Net	Gross	Net	Gross	Net

	(In thousands)
United States	794	511	3,266	1,572	10	5
Guyana	164	49	31	9	—	—
Malaysia and JDA	481	241	—	—	134	65
Total	1,439	801	3,297	1,581	144	70
(a)Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 31 gross wells and 27 net wells.
Exploratory and Development Wells
Net exploratory and net development wells completed during the years ended December 31 were:

	Net Exploratory Wells			Net Development Wells
	2023	2022	2021	2023	2022	2021
Productive wells
United States	1	—	—	105	70	48
Guyana	1	3	3	5	2	3
Malaysia and JDA	—	1	—	8	6	2
Libya	—	—	—	—	—	1
	2	4	3	118	78	54
Dry holes
United States	—	—	—	—	—	—
Guyana (a)	1	—	—	—	—	—
Canada (b)	—	—	—	—	—	—
	1	—	—	—	—	—
Total	3	4	3	118	78	54
(a)Includes the Fish/Tarpon-1 and Kokwari-1 wells in 2023, the Banjo-1 well in 2022, and the Koebi-1 well in 2021 at the Stabroek Block.
(b)Includes the Ephesus well offshore Newfoundland in 2023.

Number of Wells in the Process of Being Drilled
At December 31, 2023, the number of wells in the process of drilling amounted to:

	Gross Wells	Net Wells
United States	57	18
Guyana (a)	22	7
Malaysia and JDA	4	2
Total	83	27
(a)Includes 12 gross (and 4 net) water injection and gas injection wells in process at December 31, 2023.
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
In 2021, Hess Midstream completed two underwritten public equity offerings of an aggregate of approximately 15.5 million Hess Midstream Class A shares held by affiliates of Hess and GIP. The Class A shares of Hess Midstream were obtained by Hess and GIP through the exchange of 15.5 million of their Class B units of HESM Opco. In 2021, HESM Opco repurchased 31.25 million HESM Opco Class B units held by affiliates of Hess and GIP for $750 million in a single transaction. HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due 2030 in a private offering to finance the repurchase.
In 2022, Hess Midstream completed a single underwritten public equity offering of approximately 10.2 million Hess Midstream Class A shares held by affiliates of Hess and GIP. The Class A shares of Hess Midstream were obtained by Hess and GIP through the exchange of approximately 10.2 million of their Class B units of HESM Opco. In 2022, HESM Opco repurchased approximately 13.6 million HESM Opco Class B units held by affiliates of Hess and GIP for $400 million in a single transaction. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase.
In 2023, Hess Midstream completed two underwritten public equity offerings of an aggregate of approximately 24.3 million Hess Midstream Class A shares held by affiliates of Hess and GIP. The Class A shares of Hess Midstream were obtained by Hess and GIP through the exchange of 24.3 million of their Class B units of HESM Opco. In 2023, HESM Opco repurchased an aggregate of approximately 13.6 million HESM Opco Class B units in multiple transactions from affiliates of Hess and GIP for total proceeds of $400 million. The unit repurchases were financed by borrowings under HESM Opco's revolving credit facility.
After giving effect to the above transactions, public shareholders of Class A shares of Hess Midstream own approximately 30%, GIP owns approximately 32%, and Hess owns approximately 38% of the consolidated entity on an as-exchanged basis at December 31, 2023.

At December 31, 2023, Midstream assets included the following:
•Natural Gas Gathering and Compression: A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third-party owned or operated wells to the Tioga Gas Plant, Little Missouri 4 Gas Plant, and third-party pipeline facilities.  This gathering system consists of approximately 1,410 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to approximately 660 mmcfd. The system has an aggregate compression capacity of approximately 480 mmcfd including approximately 70 mmcfd of compression capacity added in 2023 by constructing one new greenfield compressor station and expanding an existing compressor station. Construction was also completed on an additional greenfield compressor station that, once put into operation in early 2024, will further increase compression capacity by approximately 30 mmcfd.
•Crude Oil Gathering: A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third-party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System.  The crude oil gathering system consists of approximately 570 miles of crude oil gathering pipelines with a current capacity of up to approximately 290,000 bopd.
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
•Ramberg Terminal Facility: A crude oil pipeline and truck receipt terminal located in Williams County, North Dakota with a delivery capacity of up to approximately 285,000 bopd of crude oil into an interconnecting pipeline for transportation to the Tioga Rail Terminal, Dakota Access Pipeline (DAPL) and other third-party pipelines and storage facilities.
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
•Johnson’s Corner Header System: A crude oil pipeline header system located in McKenzie County, North Dakota that receives crude oil by pipeline from Hess and third parties and delivers crude oil to DAPL and other third-party interstate pipeline systems.  The facility has a delivery capacity of approximately 100,000 bopd of crude oil.
•Produced Water Gathering and Disposal: A produced water gathering system located primarily in Williams and Mountrail Counties, North Dakota, that transports produced water from the wellsite by approximately 300 miles of pipeline in gathering systems or by third-party trucking to water handling facilities for disposal.
•Other DAPL Connections: Various connections into DAPL, which are crude oil delivery points within the terminal system located in Williams and Mountrail Counties, North Dakota that receive crude oil by pipeline from the crude oil gathering system for delivery into DAPL. The facility has a delivery capacity of approximately 120,000 bopd of crude oil.
The Midstream segment earns substantially all of its revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane; and gathering and disposing produced water. Effective January 1, 2014, certain subsidiaries of Hess Midstream entered into (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services and (v) terminaling and export services commercial agreements with certain subsidiaries of Hess, each generally with an initial ten-year term which could be extended for an additional ten-year term at the unilateral right of the Hess Midstream subsidiaries. The Hess Midstream subsidiaries exercised their right to extend the terms of each of these commercial agreements for the secondary term effective January 1, 2024 through December 31, 2033. Effective January 1, 2019, a subsidiary of Hess Midstream entered into water gathering and disposal services agreements with a subsidiary of Hess. These agreements also provide Hess Midstream the capacity to provide concurrent use of these services directly to third parties.
The commercial agreements contain minimum volume commitments which are based on nominations covering substantially all of the E&P segment’s existing and future owned or controlled production in the Bakken and projected third-party volumes owned or controlled by the E&P segment through dedicated third-party contracts. Minimum volume commitments are equal to 80% of the nominations and apply on a three-year rolling basis such that they are set for the three years following the most recent nomination. During the initial term of each commercial agreement, volume deficiencies are measured quarterly and any associated shortfall payments are not subject to future reduction or offset. During the secondary term of each commercial agreement, the applicable Hess subsidiary will be entitled to receive a credit with respect to the amount of any shortfall fee paid. Such Hess subsidiary may apply the credit against the fees payable for any volumes delivered under the applicable agreement in excess of the nominated volumes up to four quarters after the credit is earned. No credits will be provided with respect to crude oil terminaling services under the terminaling and export services commercial agreement or water handling services under the water gathering and disposal services agreements.
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
To complement internal capabilities and to help ensure coverage for our global operations, we maintain membership contracts with a network of local, regional and global oil spill response and emergency response organizations.  At the regional and global level, these organizations include CGA, MSRC, MWCC, WWC and OSRL.  CGA and MSRC are domestic spill response organizations and MWCC provides the equipment and personnel to contain underwater well control incidents in the Gulf of Mexico. WWC provides firefighting, well control and engineering services globally.  OSRL is a global response organization and is available, when needed, to assist us with any of our assets.  In addition to owning response assets in their own right, the organization maintains business relationships that provide immediate access to additional critical response support services if required.  OSRL’s response assets include nearly 300 recovery and storage vessels and barges, more than 250 skimmers, over 600,000 feet of boom, nine capping stacks and significant quantities of dispersants and other ancillary equipment, including aircraft.  In addition to external well control and oil spill response support, we have contracts with wildlife, environmental, meteorology, incident management, medical and security resources.  If we were to engage these organizations to obtain additional critical response support services, we would fund such services and, where appropriate, seek reimbursement under our insurance coverage, as described below.  In certain circumstances, we pursue and enter into mutual aid agreements with other companies and government cooperatives to receive and provide oil spill response equipment and personnel support.  We maintain close associations with emergency response organizations through our representation on the Executive Committee and Response Network Committee of MWCC, the Technical Operations Committee of CGA and the Emergency Preparedness and Response Committee of API. We also maintain regular voting membership in CGA, MSRC and OSRL.
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
The amount of insurance covering physical damage to our property and liability related to negative environmental effects resulting from a sudden and accidental pollution event, excluding windstorm coverage for which we are self-insured, varies by asset, based on the asset’s estimated replacement value or the estimated maximum loss.  In the case of a catastrophic event, first party coverage consists of two tiers of insurance.  The first $450 million of coverage is provided through an industry mutual insurance group.  Above this $450 million threshold, additional insurance is carried which ranges in value up to $800 million in total at December 31, 2023, depending on the asset coverage level, as described above.  The insurance programs covering physical damage to our property exclude business interruption protection for our E&P operations. Additionally, we carry insurance that provides third-party coverage for general liability, and sudden and accidental pollution, up to $830 million, which coverage under a standard JOA would be reduced to our participating interest.  Our insurance policies renew at various dates each year.  Future insurance coverage could increase in cost and may include higher deductibles or retentions, or additional exclusions or limitations.  In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are deemed economically acceptable.

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
Government Regulations
The crude oil and natural gas industry is regulated at federal, state, local and foreign government levels. Regulations affecting elements of the energy sector are under continuous review for amendment or expansion over time, which may result in incremental costs of doing business and affect our profitability. See Regulatory, Legal and Environmental Risks in Item 1A. Risk Factors. Compliance with various existing environmental, health and safety regulations is not expected to have a material adverse effect on our financial condition or results of operations. However, increasingly stringent environmental regulations have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general and may reduce demand for our products. We spent approximately $28 million in 2023 (2022: $23 million; 2021: $16 million) for environmental remediation. Additionally, we may be exposed to decommissioning liabilities, including for divested assets. See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements. The level of other expenditures to comply with federal, state, local and foreign country regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses. For further discussion of environmental, health and safety regulations affecting our business, see Environment, Health and Safety in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Human Capital Management
Corporate Culture and Overview
Our human capital strategy aims to attract, engage and retain our talent by investing in their professional development and providing them with challenging and rewarding opportunities for personal growth. Our workplace culture is guided by our values and reinforced by developing quality leadership, fostering DEI, emphasizing continuous learning, creating opportunities for engagement, driving innovation, and embracing Lean improvement processes. We utilize the Life at Hess framework to optimize the work experience for our multigenerational and demographically diverse workforce and unlock the discretionary effort that is required to perform at a high level on a sustained basis. The Life at Hess framework encompasses programs, policies and practices, and a listening system that draws on in-person dialogues, pulse polls and data analytics to help leaders understand employees’ experiences and perspectives to inform their decision making.
As of December 31, 2023, we had 1,756 employees globally, as detailed below.

	United States	Guyana	Malaysia and JDA	Total
Job Category
Executives and Senior Officers	29	—	1	30
First and Mid-Level Managers	373	—	67	440
Professionals	815	—	90	905
Other	377	—	4	381
Total	1,594	—	162	1,756

Life at Hess
We prioritize the safety of our workforce with programs and practices designed to help ensure that everyone, everywhere gets home safe every day. We continue to adapt our work policies and benefits to prioritize emotional, mental and physical health and well-being.
During 2023, we held several employee surveys throughout the year to understand employee sentiment and engagement and made the following improvements in response to employee feedback:
•formalized individual and team learning paths with new in-person and virtual learning and mentoring opportunities;
•enhanced resources to improve the effectiveness of hybrid working;
•enhanced our wellness program supporting physical, financial, social and emotional well-being of our employees; and
•established a new training and development program to help leaders navigate an increasingly dynamic, diverse, and complex work environment.
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
Hess’ DEI Council provides executive leadership guidance to embed DEI into our culture and drive progress throughout the organization. Our expectations for a culture fostering mutual respect and trust are included in our Code of Business Conduct and Ethics and related policies. It is also reinforced regularly with employees at every level through regular communication and ongoing training. Additional information about our policies and practices, including training, employee engagement initiatives and workforce data, is included in our sustainability reports and annual U.S. Equal Employment Opportunity reporting, which is available on our website at www.hess.com.
During 2023, Hess either maintained or improved diversity across most levels of our workforce, as illustrated in the table below. We believe our strategic focus on DEI, including new training and diversity outreach programs and our inaugural Hess Inclusion Summit, contributed to this outcome. Our DEI leader helps to develop a tailored, long-term strategy that defines our objectives and strategies to advance DEI now and in the future. We have six employee resource groups that provide valuable employee insights to sustain a diverse, equitable and inclusive environment for everyone to thrive and perform at their best and partner with outside organizations to improve DEI in our communities. Each year, we share workforce activity and trends such as employee turnover, promotions, DEI and development metrics, along with qualitative information such as program development and progress, with our Board of Directors. Management also reviews these topics in greater detail with the Compensation and Management Development Committee throughout the year.

	Women (U.S. and International)			Minorities (a) (U.S. Based Employees)
	2023	2022	2021	2023	2022	2021
Job Category
Executives and Senior Officers	17%	16%	16%	20%	19%	19%
First and Mid-Level Managers	24%	23%	23%	22%	22%	20%
Professionals	33%	33%	34%	32%	31%	30%
Other	17%	18%	19%	16%	16%	16%
Total	27%	27%	27%	26%	25%	24%
(a)As defined by the U.S. Department of Labor.
Compensation and Benefits Programs
Our compensation and benefits programs are focused on attracting and retaining a highly skilled workforce in a rapidly changing industry. We benchmark these programs each year against other companies in our industry and conduct a review to help foster pay equity. The results are shared in our sustainability reports and on www.hess.com. We maintain an annual incentive plan that applies to all employees, including executive officers, with shared enterprise performance metrics for all participants. We also provide a comprehensive, nationally recognized wellness program that is designed to improve the physical, financial, social and emotional well-being of our employees.

Information about our Executive Officers
The following table presents information as of February 26, 2024 regarding executive officers of the Corporation:

Name	Age	Office Held* and Business Experience	Year Individual Became an Executive Officer
John B. Hess	69	Chief Executive Officer and Director Mr. Hess has been Chief Executive Officer of the Corporation since 1995 and employed by the Corporation since 1977. He has over 45 years of experience in the oil and gas industry.	1983
Gregory P. Hill	62	President and Chief Operating Officer Mr. Hill has been Chief Operating Officer since 2014 and President of the Corporation’s worldwide Exploration and Production business since joining the Corporation in January 2009. Prior to joining the Corporation, Mr. Hill spent 25 years at Royal Dutch Shell and its affiliates in a variety of operations, engineering, technical and managerial roles in Asia-Pacific, Europe and the United States.	2009
Timothy B. Goodell	66	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer Mr. Goodell has been General Counsel of the Corporation since 2009, Corporate Secretary since 2016, Chief Compliance Officer since 2017 and Executive Vice President since 2020. Prior to joining the Corporation in 2009, he was a partner at the law firm of White & Case, LLP where he spent 25 years.	2009
John P. Rielly	61	Executive Vice President and Chief Financial Officer Mr. Rielly has been Chief Financial Officer of the Corporation since 2004 and Executive Vice President since 2020. Mr. Rielly previously served as Vice President and Controller of the Corporation from 2001 to 2004. Prior to joining the Corporation in 2001, he was a Partner at Ernst & Young, LLP where he was employed for 17 years.	2002
Richard Lynch	66	Senior Vice President, Technology and Services Mr. Lynch has been Senior Vice President, Technology and Services of the Corporation since 2018. Mr. Lynch previously was Senior Vice President Global Developments, Drilling and Completions from 2014. Prior to joining the Corporation in 2014, Mr. Lynch spent over 30 years in well delivery and operations, as well as project and asset management, with BP plc and ARCO.	2018
Gerbert Schoonman	58	Senior Vice President, Global Production Mr. Schoonman has been Senior Vice President, Global Production of the Corporation since January 2020. Since joining the Company in 2011, he served in various operational leadership roles, including as Vice President, Production – Asia Pacific, from January 2011 through August 2012; Vice President, Onshore – Bakken from September 2012 through December 2016; and most recently, as Vice President, Offshore since January 2017. Prior to joining the Corporation, he spent 20 years with Royal Dutch Shell where he served in operational and leadership roles.	2020
Andrew Slentz	62	Senior Vice President, Human Resources and Office Management Mr. Slentz has been Senior Vice President, Human Resources of the Corporation since April 2016 and responsible for Office Management since 2018. Prior to joining the Corporation in 2016, Mr. Slentz served as Executive Vice President of Administration and Human Resources at Peabody Energy since 2010. Mr. Slentz has over 30 years in human resources experience at large international public companies.	2016
Barbara Lowery-Yilmaz	67	Senior Vice President and Chief Exploration Officer Ms. Lowery-Yilmaz has been the Senior Vice President, Exploration of the Corporation since 2014 and Chief Exploration Officer since 2020. Ms. Lowery-Yilmaz has over 30 years of oil and gas industry experience in exploration and technology with BP plc and its affiliates including senior leadership roles.	2014
*All officers referred to herein hold office in accordance with our By-laws until the first meeting of directors in connection with the annual meeting of stockholders of the Corporation and until their successors shall have been duly chosen and qualified.  Each of said officers was elected to the office opposite their name on May 17, 2023.
Each of the above officers has been employed by the Corporation or its affiliates in various managerial and executive capacities for more than five years.

Access to Our Reports
We make available free of charge through our website, www.hess.com, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  The information on our website, including our sustainability report, is not part of or otherwise incorporated by reference in this report.  Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters for the Audit Committee, Compensation and Management Development Committee, Corporate Governance and Nominating Committee and Environmental, Health and Safety Committee of the Board of Directors are available on our website and are also available free of charge upon request to Investor Relations at our principal executive office.  We also file with the New York Stock Exchange (NYSE) an annual certification by our Chief Executive Officer regarding our compliance with the NYSE’s corporate governance standards.

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
Proposed Chevron Merger Risks
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
Completion of the Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Merger will not be completed. Failure to complete, or significant delays in completing, the Merger could negatively affect the trading prices of our common stock and our future business and financial results. Completion of the Merger is subject to satisfaction or waiver of certain closing conditions, including (i) the receipt of the required approval from our stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended applicable to the Merger, (iii) the absence of any order or law prohibiting consummation of the Merger, (iv) the effectiveness of the Registration Statement on Form S-4 to be filed by Chevron pursuant to which the shares of Chevron common stock to be issued in connection with the Merger will be registered with the U.S. Securities and Exchange Commission and (v) the authorization for listing on the New York Stock Exchange of the shares of Chevron common stock to be issued in connection with the Merger. The obligation of each party to consummate the Merger is also conditioned upon the other party having performed in all material respects its obligations under the Merger Agreement and the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers). Additionally, Hess and Chevron have been engaged in discussions with Exxon Mobil Corporation and China National Offshore Oil Corporation regarding a right of first refusal provision in the joint operating agreement for the Stabroek Block. If these discussions do not result in an acceptable resolution and arbitration (if pursued) does not result in a confirmation that such right of first refusal provision is inapplicable to the Merger, then there would be a failure of a closing condition under the Merger Agreement, in which case the Merger would not close. For additional information, please see the section entitled “The Merger-Stabroek JOA” in Chevron’s preliminary registration statement on Form S-4 to be filed on February 26, 2024. The obligation of Hess to consummate the merger is also subject to the receipt of a tax opinion from legal counsel that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed.
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
Because the exchange ratio in the Merger Agreement is fixed and because the market price of Chevron common stock will fluctuate prior to the completion of the Merger, our stockholders cannot be sure of the market value of the Chevron common stock they will receive as consideration in the Merger. Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. The exchange ratio of the Merger consideration is fixed, and under the Merger Agreement there will be no adjustment to the Merger consideration for changes in the market price of Chevron common stock or our common stock prior to the completion of the Merger.
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
Shares of Chevron common stock received by our stockholders as a result of the Merger will have different rights from shares of our common stock. Upon completion of the Merger, our stockholders will no longer be stockholders of Hess, and our stockholders who receive the Merger consideration will become Chevron stockholders, and their rights as Chevron stockholders will be governed by the terms of Chevron’s charter and by-laws. There are differences between the current rights of our stockholders and the rights to which such stockholders will be entitled as Chevron stockholders.
Market and Third-Party Risks
Our business and operating results are highly dependent on the market prices of crude oil, NGL and natural gas, which can be very volatile.  Our estimated proved reserves, revenue, operating cash flows, operating margins, liquidity, financial condition and future earnings are highly dependent on the benchmark market prices of crude oil, NGL and natural gas, and our associated realized price differentials, which are volatile and influenced by numerous factors beyond our control.  The major foreign oil producing countries, including members of OPEC, may exert considerable influence over the supply and price of crude oil and refined petroleum products.  Their ability to agree on a common policy on rates of production and other matters may have a significant impact on the oil markets.  Other factors include, but are not limited to: worldwide and domestic supplies of and demand for crude oil, NGL and natural gas; political conditions and events (including weather, instability, changes in governments, armed conflict, economic sanctions and outbreaks of infectious diseases, such as COVID-19) around the world and in particular in crude oil or natural gas producing regions; the cost of exploring for, developing and producing crude oil, NGL and natural gas; the price, availability of and demand for alternative fuels or other forms of energy; the effect of energy conservation and environmental protection efforts; and overall economic conditions globally (including inflation, slower growth or recession, higher interest rates, supply chain constraints, and consequences associated with the ongoing invasion of Ukraine by Russia or the conflict between Israel and Hamas).  The sentiment of commodities trading markets as well as other supply and demand factors may also influence the selling prices of crude oil, NGL and natural gas. Average benchmark prices for 2023 were $77.60 per barrel for WTI (2022: $94.33; 2021: $68.08) and $82.18 per barrel for Brent (2022: $99.04; 2021: $70.95).  In order to manage the potential volatility of cash flows and credit requirements, we maintain significant bank credit facilities. An inability to access, renew or replace such credit facilities or access other sources of funding as they mature would negatively impact our liquidity. Furthermore, from time to time we have entered into, and may in the future enter into or modify, commodity price hedging arrangements to manage commodity price volatility. These arrangements may limit potential upside from commodity price increases, or expose us to additional risks, such as counterparty credit risk, which could adversely impact our cash flow, liquidity or financial condition.
We do not always control decisions made under joint operating agreements and the parties under such agreements may fail to meet their obligations. We conduct many of our E&P operations through joint operating agreements with other parties under which we may not control decisions, either because we do not have a controlling interest or are not operator under the agreement. There is risk that these parties may at any time have economic, business, or legal interests or goals that are inconsistent with ours, and therefore decisions may be made which are not what we believe is in our best interest. Moreover, parties to these agreements may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. For example, in June 2021, the U.S. Bankruptcy Court approved the bankruptcy plan for Fieldwood Energy LLC which includes transferring abandonment obligations of Fieldwood to us and other predecessors in title of certain of its assets, who are jointly and severally liable for the obligations. See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements. As a result, actions of our contractual counterparties may adversely affect the value of our investments and result in increased costs or liabilities.

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
Catastrophic and other events, whether naturally occurring or man-made, may materially affect our operations and financial condition. Our oil and gas operations are subject to numerous risks and hazards inherent to operating in the crude oil and natural gas industry, including catastrophic events, which may damage or destroy assets, interrupt operations, result in personal injury and have other significant adverse effects. These events include unexpected drilling conditions, pressure conditions or irregularities in reservoir formations, equipment malfunctions or failures, derailments, fires, explosions, blowouts, oil releases, power outages, cratering, pipeline interruptions and ruptures, severe weather, such as hurricanes, floods, freezes and heat waves or droughts, geological events, shortages in availability of skilled labor, cyber-attacks or health measures related to outbreaks of infectious diseases, such as COVID-19. We maintain insurance coverage against many, but not all, potential losses and liabilities in amounts we deem prudent, including for property and casualty losses. Some forms of insurance may be unavailable in the future or be available only on terms that are deemed economically unacceptable. Moreover, there can be no assurance that such insurance will adequately protect us against liability from all potential consequences and damages. For example, we are self-insured against physical damage to property and liability related to windstorms. In 2023 and 2022, there was no significant hurricane-related downtime whereas in 2021, hurricane related downtime reduced net production by 4,000 boepd and hurricane related maintenance and repair costs were approximately $7 million. In addition, the frequency and severity of weather conditions and other meteorological phenomena, including storms, droughts, extreme temperatures, and changes in temperature and precipitation patterns that impact our business activities, may also be impacted by the effects of climate change. Energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate change. Increased energy use due to weather changes may require us to invest in order to serve increased demand or create operational challenges. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. To the extent the frequency of extreme weather events increases, this could adversely impact our business, results of operations and financial condition.
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
An inability to secure personnel, drilling rigs, equipment, supplies and other required services or to retain key employees may result in material negative economic consequences. We are dependent on oilfield service companies for items including drilling rigs, equipment, supplies and skilled labor. The availability and cost of drilling rigs, equipment, supplies and skilled labor will fluctuate over time given the cyclical nature of the E&P industry. Concerns over global economic conditions, inflation, supply chain disruptions, labor shortages, and other factors, each of which are beyond our control, contribute to increased economic uncertainty for us and our suppliers. As a result, we may encounter difficulties in obtaining required services or could face an increase in cost, which may impact our ability to run our operations and deliver projects on time with the potential for material negative economic consequences. In addition, difficulty in recruiting and retaining adequate numbers of experienced technical personnel could negatively impact our ability to deliver on our strategic goals. Our future success also depends upon the continued service of key members of our senior management team, who play an important role in developing and implementing our strategy. An inability to recruit and retain adequate numbers of experienced technical and professional personnel in the necessary locations or the loss or departure of key members of senior management may prevent us from executing our strategy in full or in part, which could negatively impact our business.
Disruption, failure or cybersecurity attacks affecting or targeting information technology and infrastructure used by the Corporation or our business partners may materially impact our business and operations. Computers and telecommunication systems are an integral part of our exploration, development and production activities and the activities of our business partners. We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, Digital Systems). Some of our Digital Systems are managed and owned by us, but we rely on third parties for a range of Digital Systems and related products and services, including but not limited to cloud computing services. We use these Digital Systems to communicate, analyze and store proprietary, financial and operating data as well as data about employees, business partners and other third parties (collectively, Confidential Information). Our reliance on technology has increased due to our use of remote communications and hybrid work-from-home arrangements, which increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.
Technical system flaws, power loss and cybersecurity risks, including cyber or phishing-attacks, unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, ransomware, and other cybersecurity issues, could compromise our Digital Systems or those of our business partners and result in disruptions to our business operations or the access, disclosure or loss of our Confidential Information and communications. In addition, computers control oil and gas production, processing equipment, and distribution systems globally and are necessary to deliver our production to market. A disruption, failure or a cyber breach of these operating systems, or of the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets, and make it difficult or impossible to accurately account for production and settle transactions. As a result, any such disruption, failure or cyber breach and any resulting investigation or remediation costs, reputational harm, litigation or regulatory action could have a material adverse impact on our cash flows and results of operations, reputation and competitiveness.
We routinely experience attempts by external parties to penetrate and attack our Digital Systems. Although such attempts to date have not resulted in any material breaches, disruptions, financial loss, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future. Threat actors are becoming increasingly adept in using techniques and tools, including artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. As technologies evolve and these cybersecurity attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks. We may also face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.
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

We may engage in risk management transactions designed to mitigate commodity price volatility and other risks that may impede our ability to benefit from commodity price increases and can expose us to similar potential counterparty credit risk as amounts due from the sale of hydrocarbons. We may enter into commodity price hedging arrangements to protect us from commodity price declines. These arrangements may, depending on the instruments used and the level of additional hedges involved, limit any potential upside from commodity price increases. As with accounts receivable from the sale of hydrocarbons, we may be exposed to potential economic loss should a counterparty be unable or unwilling to perform their obligations under the terms of a hedging agreement. In addition, we are exposed to risks related to changes in interest rates and foreign currency values, and may engage in hedging activities to mitigate related volatility.
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
Climate change, sustainability and other ESG initiatives may result in significant operational changes and expenditures, reduced demand for our products and adversely affect our business. We recognize that climate change and sustainability is a growing global environmental concern. Continuing political and social attention to the issue of climate change and sustainability has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit GHG emissions. These agreements and measures may require, or could result in future legislation and regulatory measures that require, significant equipment modifications, operational changes, taxes, or purchase of emission credits to reduce emission of GHGs from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. For example, the Inflation Reduction Act of 2022 (IRA) includes a methane emissions reduction program for petroleum and natural gas systems, which requires the EPA to impose a “waste emissions charge” on excess methane emissions from certain natural gas and oil sources that are required to report under EPA’s Greenhouse Gas Reporting Program beginning January 1, 2024 and also provides significant funding and incentives for research and development of competing low carbon energy production methods. California recently enacted three climate-related disclosure laws, the Climate Corporate Data Accountability Act, Climate Related Financial Risk Act and Voluntary Carbon Market Disclosures Act, which together will require certain entities doing business in California or taking certain actions in California to report and attain third-party assurance of greenhouse gas emissions information, reporting on climate-related financial risks and reporting regarding the use of voluntary carbon credits and/or carbon reduction claims. Legislation similar to California’s Climate Corporate Data Accountability Act is under consideration in other states. In addition to increased costs for compliance, such legislation, regulations and initiatives could also impact demand as our production is sold to third parties that produce petroleum fuels, which through normal end user consumption result in the emission of GHGs.
We are prioritizing sustainable energy practices to further reduce our carbon footprint while at the same time remaining a successful operating public company. However, various key stakeholders, including our stockholders, employees, suppliers, customers, local communities and others, may have differing approaches to climate change initiatives. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholders’ trust and thereby affect our reputation. Shareholder activism has been recently increasing in our industry, and stockholders may attempt to effect changes to our business or governance, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise. In addition, certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in oil and gas activities due to concerns about climate change, which could make it more difficult to finance our business. We continue to focus on developing our ESG practices, and as voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have expanded and expect to further expand our public disclosures in these areas. Such disclosures may reflect aspirational goals, targets, cost estimates and other expectations and assumptions, including over long timelines, which aspirational goals, targets, cost estimates, and other expectations and assumptions are necessarily uncertain and may not be realized. Failure to realize or timely achieve progress on such aspirational goals, targets, cost estimates, and other expectations or assumptions may adversely impact us.
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
We are subject to changing laws and regulations and other governmental actions that can significantly and adversely affect our business. Political or regulatory developments and governmental actions, including federal, state, local, territorial and foreign laws and regulations may adversely affect our operations and those of our counterparties with whom we have contracted, which may affect our financial results. These actions could result in tax increases retroactively through tax claims or prospectively through changes to applicable statutory tax rates, modification of the tax base, or imposition of new tax types. For example, on August 16, 2022 the U.S. enacted the IRA, which includes a 15% book-income alternative minimum tax on corporations with average adjusted financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. From time to time since enactment, the Department of Treasury and the Internal Revenue Service have issued interim guidance related to the alternative minimum tax and intend to issue proposed regulations addressing the alternative minimum tax in the future. We continue to evaluate the effect of the new law and any additional guidance on our future cash flows and financial results, including if we become a taxpayer subject to the alternative minimum tax, which would apply to any taxable years beginning on or after January 1, 2024. The impact of the excise tax provision will be dependent on the extent of share repurchases made in future periods. We continue to evaluate the corporate alternative minimum tax and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate, as well as any other impacts the IRA may have on our financial position and results of operations.
Additionally, governmental actions could include limitations on post-production deductions from royalty payments; limitations or prohibitions on the sales of new oil and gas leases or extensions on existing oil and gas leases; adverse court decisions with respect to the sale of new and existing oil and gas leases or claims related to working interest payments; expropriation or nationalization of property; mandatory government participation, cancellation or amendment of contract rights; imposition of capital controls or blocking of funds; changes in import and export regulations; the imposition of tariffs; and anti-bribery or anti-corruption laws. In recent years, proposals for limitations on access to oil and gas exploration and development opportunities and related litigation have grown in certain areas and may include efforts to reduce access to public and private lands; restriction of exploration and production activities within government-owned and other lands; delaying or canceling permits for drilling or pipeline construction; restrictions or changes to existing pipeline easements; limiting or banning industry techniques such as hydraulic fracturing and/or adding restrictions on the use of water and associated disposal; imposition of set-backs on oil and gas sites; reduction of sulfur content in bunker fuel; delaying or denying air-quality or siting permits; advocating for increased regulations, punitive taxation, or citizen ballot initiatives or moratoriums on industry activity; and the use of social media channels to cause reputational harm. Costs associated with responding to these anti-development efforts or complying with any new legal or regulatory requirements could significantly and adversely affect our business, financial condition and results of operations.
Political instability globally and in areas where we operate can adversely affect our business. Political instability and civil unrest have affected and may continue to affect the oil and gas markets generally. Some international areas are politically less stable than other areas and may be subject to civil unrest, conflict, insurgency, corruption, security risks and labor unrest. Political instability in areas where we operate may expose our operations to increased risks, including increased difficulty in obtaining required permits and government approvals, enforcing our agreements in those jurisdictions and potential adverse actions by local government authorities. The invasion of Ukraine by Russia in February 2022 has led to disruption, instability, and volatility in global markets and industries, including the oil and gas markets. The U.S. government and other foreign governments imposed severe economic sanctions and export controls against Russia, certain regions of Ukraine and particular entities and individuals, and may impose additional sanctions and controls. The recent war between Israel and Hamas, which began in October 2023, has the potential for further disruption of economic markets, particularly if the conflict expands to other parts of the Middle East. To date, we have not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, we will continue to monitor for events that could materially impact us or our industry. Furthermore, the threat of terrorism around the world also poses additional risks to our operations and the operations of the oil and gas industry in general. In addition, geographic territorial border disputes may affect our business in certain areas, such as the border dispute between Guyana and Venezuela over a portion of the Stabroek Block.
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
Item 1B.  Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Cybersecurity is an integral part of our enterprise risk management. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our Digital Systems. Our cybersecurity risk management program includes a cybersecurity incident response plan as well as property and casualty insurance that may cover damages caused as a result of a cybersecurity event.
We design and assess our program based on the NIST CSF. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program overseen by our Chief Risk Officer, and shares certain methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other areas affecting our business risks, including financial, compliance, EHS, compensation and governance matters, among other topics.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to critical systems integral to our exploration, development and production activities as well as the activities of our business partners and our broader enterprise information technology environment;
•a security team principally responsible for managing our cybersecurity risk assessment processes, our security controls and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•ongoing cybersecurity awareness and compliance training that occurs quarterly and is mandatory for all our employees, incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers and vendors.
We have not identified risks from known cybersecurity threats during the year ended December 31, 2023, including as a result of any prior cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Additional information about cybersecurity risks we face is discussed in Item 1A. Risk Factors, under the heading “Disruption, failure or cybersecurity attacks affecting or targeting information technology and infrastructure used by the Corporation or our business partners may materially impact our business and operations” which should be read in conjunction with the information above.
Governance
Our Board of Directors (Board) appreciates the rapidly evolving nature of threats presented by cybersecurity incidents and is committed to the prevention, timely detection and mitigation of the effects of any such incidents on the Corporation. The Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) primary responsibility for oversight of our risk management practices, including oversight of cybersecurity and other information technology risks.
The Committee oversees management’s implementation of our cybersecurity risk management program. The Committee receives presentations on cybersecurity topics from management at least twice a year, including the nature of threats, defense and detection capabilities; incident response plans; and employee training activities. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents as well as other incidents with lesser impact potential. The Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Our management team – including our Chief Risk Officer, our Head of Information Technology and our Chief Information Security Officer (CISO) – is responsible for assessing and managing our material risks from cybersecurity threats. The team is primarily responsible for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Risk Officer has nearly 20 years of experience in this role at the Corporation and previously served as a consultant with Ernst & Young LLP’s Risk Management and Regulatory Practice, where he assisted financial services and energy trading clients in establishing their risk management infrastructure. Our Head of Information Technology and our CISO each have over 20 years of experience in information technology leadership in oil and gas. Furthermore, our CISO holds a Bachelor of Science in Cyber and Data Security from the University of Arizona and is a Certified Information Systems Security Professional.
Our management team is informed about and monitors the efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.
Item 3.  Legal Proceedings
Information regarding legal proceedings is contained in Note 17, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements and is incorporated herein by reference. Pursuant to Item 103(c)(3)(iii) of Regulation S-K under the Exchange Act, we are required to disclose certain information about environmental proceedings to which a governmental authority is a party if we reasonably believe such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. We have elected to apply a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.
Item 4.  Mine Safety Disclosures
None.

PART II
Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Market Information, Holders and Dividends
Our common stock is listed on the New York Stock Exchange (ticker symbol: HES).  At January 31, 2024, there were 2,494 stockholders (based on the number of holders of record) who owned a total of 307,152,064 shares of common stock.  In 2023, cash dividends on common stock totaled $1.75 per share per year ($0.4375 per quarter), $1.50 per share per year ($0.3750 per quarter) in 2022 and $1.00 per share per year ($0.2500 per quarter) in 2021.
Performance Graph
Set forth below is a line graph comparing the five-year shareholder returns on a $100 investment in our common stock assuming reinvestment of dividends, against the cumulative total returns for the following:
•Standard & Poor’s (S&P) 500 Stock Index, which includes us.
•2023 Proxy Peer Group as disclosed in our 2023 Proxy Statement, and including us.

Comparison of Five-Year Shareholder Returns
Years Ended December 31,

$500
$400
$300
$200
$100
$0
2018
2019
2020
2021
2022
2023

	2018	2019	2020	2021	2022	2023
Hess Corporation	$100.00	$167.72	$135.54	$192.62	$373.83	$384.72
S&P 500	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04
Proxy Peer Group	$100.00	$100.02	$63.94	$117.20	$196.77	$193.47

Share Repurchase Activities
On March 1, 2023, our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion. This new authorization replaced our previous repurchase authorization which was fully utilized at the end of 2022. There were no shares of our common stock repurchased for the year ended December 31, 2023. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, we are subject to certain restrictions that, among other things, restrict our ability to repurchase, redeem or retire any capital stock of the Corporation.
Equity Compensation Plans
Following is information related to our equity compensation plans at December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights*		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column*)
Equity compensation plans approved by security holders	1,509,912	(a)	$78.85	19,941,906	(b)
Equity compensation plans not approved by security holders	—		—	—
(a)This amount includes 1,509,912 shares of common stock issuable upon exercise of outstanding stock options. This amount excludes 1,020,653 shares of common stock issued as restricted stock pursuant to our equity compensation plans. This amount also excludes 511,781 PSUs. For the PSUs granted in 2021 and 2022, the number of shares of common stock to be issued will range from 0% to 200% based on our total shareholder return (TSR) relative to the TSR of a predetermined group of peer companies and the S&P 500 index over a three‑year performance period ending December 31 of the year prior to settlement of the grant.  For the PSU’s granted in 2023, the number of shares of common stock to be issued is based on a comparison of the Corporation’s total shareholder return compound annual growth rate (TSR CAGR) to the TSR CAGR of the SPDR S&P Oil & Gas Exploration and Production ETF (XOP), with a modifier determined by comparing the Corporation’s TSR CAGR to the TSR CAGR of the S&P 500 index, over a three-year performance period ending December 31, 2025. Payout of these PSUs will range from 0% to 200% of the target awards based on the comparison of the Corporation’s TSR CAGR to the XOP’s TSR CAGR. The modifier can only adjust the payout percentage by plus or minus 10%, up to a maximum of 210% or a minimum of 0%.
(b)These securities may be awarded as stock options, restricted stock, PSUs or other awards permitted under our equity compensation plan.
See Note 13, Share‑based Compensation in the Notes to Consolidated Financial Statements for further discussion of our equity compensation plans.
Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-K in Item 8, and the information set forth in Part 1, Item 1A. Risk Factors.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations omits certain discussions of our financial condition and results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021, which can be found in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 24, 2023, and such comparisons are incorporated herein by reference.
Index
Overview
Consolidated Results of Operations
Liquidity and Capital Resources
Critical Accounting Policies and Estimates

Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the block. We currently have three FPSOs producing, and plan to have six FPSOs with an aggregate expected production capacity of more than 1.2 million gross bopd producing by the end of 2027. The discovered resources to date on the block are expected to underpin the potential for up to ten FPSOs.
Our Midstream operating segment, which includes Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at December 31, 2023, provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
On October 22, 2023, we entered into the Merger Agreement with Chevron and the Merger Subsidiary. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron. Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. The transaction is expected to close mid-2024, subject to shareholder and regulatory approvals and other closing conditions. See Part I, Item 1A. Risk Factors for a discussion of risks related to the Merger.
Climate Change, Energy Transition and Our Strategy
We believe climate risks can and should be addressed while at the same time meeting the growing demand for affordable and secure energy, which is essential to ensure a just and orderly energy transition that aligns with the United Nations Sustainable Development Goals. The IEA’s 2023 World Energy Outlook provides three scenarios of global energy demand in 2040 based on varying levels of global response to climate change. Under all of the IEA scenarios, oil and natural gas are expected to be needed for decades to come and we expect that significant investment will be required to meet the world’s projected growing energy needs, both in renewable energy sources and in oil and gas.
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
We have five year GHG reduction targets for 2025, which are to reduce operated Scope 1 and 2 GHG emissions intensity by approximately 50% and methane emissions intensity by approximately 50%, both from 2017 levels. In January 2022, we announced our plan to reduce routine flaring at Hess operated assets to zero by the end of 2025. In December 2022, we announced an agreement with the Government of Guyana to purchase 37.5 million REDD+ carbon credits, including current and future issuances, for a minimum of $750 million from 2022 through 2032 to prevent deforestation and support sustainable development in Guyana. This agreement adds to the Corporation’s ongoing emissions reduction efforts and is an important part of our commitment to achieve net zero Scope 1 and 2 greenhouse gas emissions on a net equity basis by 2050.
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
Consolidated Results
Net income attributable to Hess Corporation was $1,382 million in 2023 compared with $2,096 million in 2022.  Excluding items affecting comparability of earnings between periods summarized on page 34, adjusted net income was $1,552 million in 2023 compared with $2,176 million in 2022.  Net production averaged 394,000 boepd in 2023 and 344,000 boepd in 2022.  The average realized crude oil price, including the effect of hedging, was $75.97 per barrel in 2023 and $85.76 per barrel in 2022. Total proved reserves were 1,370 million boe and 1,256 million boe at December 31, 2023 and December 31, 2022, respectively.
Significant 2023 Activities
The following is an update of significant E&P activities during 2023:
E&P assets:
•In North Dakota, net production from the Bakken shale play averaged 182,000 boepd in 2023 (2022: 154,000 boepd). Net production was higher in 2023 reflecting increased drilling and completion activity and higher NGL and natural gas volumes received under percentage of proceeds contracts due to lower commodity prices. NGL and natural gas volumes received under percentage of proceeds contracts were 19,000 boepd in 2023, compared with 10,000 boepd in 2022, due to lower realized NGL and natural gas prices increasing volumes received as consideration for gas processing fees. We added a fourth operated rig in July 2022 and drilled 118 wells and brought 113 wells on production in 2023, bringing the total operated production wells to 1,757 at December 31, 2023. During 2024, we plan to operate four rigs.
•In the Gulf of Mexico, net production averaged 31,000 boepd in 2023 (2022: 31,000 boepd). In July 2023, the Pickerel-1 exploration well (Hess 100%) located in Mississippi Canyon Block 727 completed drilling operations and encountered approximately 90 feet of net pay in high quality, oil bearing, Miocene age reservoir. The well will be a tie-back to the Tubular Bells production facility with first oil expected in mid-2024. In the fourth quarter of 2023, we were the high bidder on 20 leases in the U.S. Department of Interior’s Lease Sale 261 for $88 million and we expect to be awarded these leases in the first quarter of 2024. We also spud the Hess operated Black Pearl development well (Hess 25%) in the fourth quarter of 2023. The well is planned as a tie-back to the Stampede production facility. In 2024, we plan to participate in two wells.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production totaled 115,000 bopd in 2023 (2022: 78,000 bopd). The Liza Unity FPSO, which commenced production in February 2022, reached its initial production capacity of approximately 220,000 gross bopd in July 2022, and increased its production capacity to approximately 250,000 bopd in the third quarter of 2023. Further production optimization work is planned in 2024. The third development, Payara, began producing oil in November 2023 from the Prosperity FPSO and reached its initial production capacity of approximately 220,000 gross bopd in January 2024. In 2023, we sold 37 cargos of crude oil from Guyana compared with 26 cargos in 2022.
Pursuant to the contractual arrangements of the petroleum agreement, a portion of gross production from the block, separate from the joint venture partners’ (Co-Venturers) cost oil and profit oil entitlement, is used to satisfy the Co-Venturers’ income tax liability. This portion of gross production, referred to as tax barrels, is recognized as Co-Venturer production volumes and estimated proved reserves. Net production from Guyana in 2023 included 14,000 bopd of tax barrels (2022: 7,000 bopd; 2021: 0 bopd).
A fourth development, Yellowtail, was sanctioned in April 2022 and will utilize the ONE GUYANA FPSO with an expected initial production capacity of approximately 250,000 gross bopd, with first production expected in 2025. Six drill centers are planned with up to 26 production wells and 25 injection wells.
A fifth development, Uaru, was sanctioned in April 2023 and will utilize the Errea Wittu FPSO with an expected initial production capacity of approximately 250,000 gross bopd, with first production expected in 2026. Ten drill centers are planned with up to 21 production wells and 23 injection wells.

A sixth development, Whiptail, was submitted to the Government of Guyana for approval in the fourth quarter of 2023. Pending government approvals and project sanctioning, the project is expected to have an initial production capacity of approximately 250,000 gross bopd, with first production anticipated in 2027.
A gas to energy project is underway to construct a 130-mile pipeline network and associated infrastructure in order to transport approximately 50 million standard cubic feet of natural gas per day from the Liza Field to a 300 megawatt onshore power plant, which is expected to be constructed and operated by the Government of Guyana. ExxonMobil Guyana Ltd. expects to complete pipeline construction and field hook-up by the end of 2024.
The expiration of the exploration license for the Stabroek Block was extended one year from October 2026 to October 2027, and the end of the first renewal period of the exploration license, which requires the relinquishment of 20% of the acreage not held by discoveries, was extended one year from October 2023 to October 2024, both as a result of force majeure due to the COVID-19 pandemic.
In 2023, the operator drilled a total of three successful exploration and appraisal wells that encountered oil and two unsuccessful exploration wells for which the well costs were expensed. Subsequent to December 31, 2023, the operator completed one successful exploration well and one successful appraisal well. In 2024, the operator plans to utilize six drillships to continue to perform exploration, appraisal, and development activities.
At the Kaieteur Block, offshore Guyana, we relinquished our 20% participating interest, subject to government approval, and recognized exploration expense of $9 million in 2023.
•In the Gulf of Thailand, net production from Block A‑18 of the JDA averaged 36,000 boepd in 2023 (2022: 38,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay Basin averaged 30,000 boepd in 2023 (2022: 26,000 boepd). During 2023, we drilled seven production wells at the JDA and nine production wells at North Malay Basin, and we plan to continue development drilling in 2024.
•In Canada, offshore Newfoundland (Hess 25%), the operator completed drilling of the Ephesus exploration well in June 2023. The well did not encounter commercial quantities of hydrocarbons and well costs incurred of $34 million were recorded to exploration expense in 2023.
The following is an update of significant Midstream activities during 2023:
•Hess Midstream completed two underwritten public equity offerings of an aggregate of approximately 24.3 million Class A shares held by affiliates of Hess and GIP. As a result of these transactions, Hess received net proceeds of $167 million.
•HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased an aggregate of approximately 13.6 million HESM Opco Class B units held by affiliates of Hess and GIP in multiple transactions for total proceeds of $400 million, financed by HESM Opco’s revolving credit facility, of which Hess received proceeds of $188 million.

Liquidity and Capital and Exploratory Expenditures
At December 31, 2023, cash and cash equivalents were $1,688 million (2022: $2,486 million) and consolidated debt was $8,613 million (2022: $8,281 million), which includes Hess Midstream debt that is nonrecourse to Hess Corporation of $3,211 million at December 31, 2023 (2022: $2,886 million).
Capital and exploratory expenditures were as follows (in millions):

	2023	2022	2021
E&P Capital and Exploratory Expenditures:
United States
North Dakota	$1,138	$807	$522
Offshore and other	290	224	103
Total United States	1,428	1,031	625
Guyana	2,518	1,345	1,016
Malaysia and JDA	189	275	154
Other (a)	41	70	34
E&P Capital and Exploratory Expenditures	$4,176	$2,721	$1,829

Exploration Expenses Charged to Income Included Above:
United States	$106	$107	$90
International	37	25	41
Total Exploration Expenses Charged to Income included above	$143	$132	$131

Midstream Capital Expenditures:
Midstream Capital Expenditures	$246	$232	$183
(a)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021), and certain non-producing countries.
Our E&P capital and exploratory expenditures are projected to be approximately $4.2 billion in 2024, compared with $4.2 billion in 2023. Capital investment for our Midstream operations is expected to be in the range of $250 million to $275 million in 2024, compared with $246 million in 2023.
Consolidated Results of Operations
Results by Segment:
The after-tax income (loss) by major operating activity is summarized below:

	2023	2022	2021

	(In millions, except per share amounts)
Net Income Attributable to Hess Corporation:
Exploration and Production	$1,601	$2,396	$770
Midstream	252	269	286
Corporate, Interest and Other	(471)	(569)	(497)
Total	$1,382	$2,096	$559
Net Income Attributable to Hess Corporation Per Common Share:
Basic	$4.52	$6.80	$1.82
Diluted	$4.49	$6.77	$1.81
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

Items Affecting Comparability of Earnings Between Periods:
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods.  The items in the table below are explained on pages 39 through 41.

	2023	2022	2021

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After Income Taxes:
Exploration and Production	$(101)	$22	$(118)
Midstream	—	—	—
Corporate, Interest and Other	(69)	(102)	—
Total	$(170)	$(80)	$(118)
The following table presents the pre-tax amount of items affecting comparability of income (expense) by financial statement line item in the Statement of Consolidated Income on page 57.  The items in the table below are explained on pages 39 through 41.

	Before Income Taxes
	2023	2022	2021

	(In millions)
Gains on asset sales, net	$—	$98	$29
Other, net	(17)	—	—
Exploration expenses, including dry holes and lease impairment	(52)	—	—
General and administrative expenses	(52)	(124)	—
Impairment and other	(82)	(54)	(147)
Total Items Affecting Comparability of Earnings Between Periods, Pre-Tax	$(203)	$(80)	$(118)
Reconciliations of GAAP and Non-GAAP Measures:
The following table reconciles reported net income attributable to Hess Corporation and adjusted net income attributable to Hess Corporation:

	2023	2022	2021

	(In millions)
Adjusted Net Income Attributable to Hess Corporation:
Net income attributable to Hess Corporation	$1,382	$2,096	$559
Less: Total items affecting comparability of earnings between periods, after-tax	(170)	(80)	(118)
Adjusted Net Income Attributable to Hess Corporation	$1,552	$2,176	$677
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	2023	2022	2021

	(In millions)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$3,942	$3,944	$2,890
Changes in operating assets and liabilities	552	1,177	101
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$4,494	$5,121	$2,991
Adjusted net income attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 39 through 41. Management uses adjusted net income to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
These measures are not, and should not be viewed as, substitutes for GAAP net income and net cash provided by (used in) operating activities.
Comparison of Results
Exploration and Production
Following is a summarized statement of income for our E&P operations:

	2023	2022	2021

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$10,500	$11,324	$7,473
Gains on asset sales, net	—	76	29
Other, net	50	102	64
Total revenues and non-operating income	10,550	11,502	7,566
Costs and Expenses
Marketing, including purchased oil and gas	2,809	3,394	2,119
Operating costs and expenses	1,479	1,186	965
Production and severance taxes	216	255	172
Midstream tariffs	1,245	1,193	1,094
Exploration expenses, including dry holes and lease impairment	317	208	162
General and administrative expenses	254	224	191
Depreciation, depletion and amortization	1,852	1,520	1,361
Impairment and other	82	54	147
Total costs and expenses	8,254	8,034	6,211
Results of Operations Before Income Taxes	2,296	3,468	1,355
Provision for income taxes	695	1,072	585
Net Income Attributable to Hess Corporation	$1,601	$2,396	$770
Excluding the E&P items affecting comparability of earnings between periods in the table on page 39, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, DD&A expense, exploration expenses and income taxes, as discussed below.

Selling Prices: Average worldwide realized crude oil selling prices, including hedging, were 11% lower in 2023 compared with the prior year, primarily due to the decrease in Brent and WTI crude oil prices.  In addition, realized worldwide selling prices for NGL decreased in 2023 by 41% and worldwide natural gas prices decreased in 2023 by 23%, compared with the prior year.  In total, lower realized selling prices reduced after-tax results by approximately $1,560 million, compared with 2022.  Our average selling prices were as follows:

	2023	2022	2021
Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$70.44	$81.06	$55.57
Offshore	72.06	81.38	60.09
Total United States	70.80	81.14	56.64
Guyana	80.72	89.86	68.57
Malaysia and JDA	75.51	89.77	71.00
Other (b)	—	93.67	66.39
Worldwide	75.97	85.76	60.08

Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$73.80	$91.26	$59.90
Offshore	75.39	91.51	64.77
Total United States	74.15	91.32	61.05
Guyana	82.20	96.52	71.07
Malaysia and JDA	75.51	89.77	71.00
Other (b)	—	101.92	69.25
Worldwide	78.29	94.15	63.90

Natural Gas Liquids – Per Barrel
United States
North Dakota	$20.77	$35.09	$30.74
Offshore	20.87	35.24	26.40
Worldwide	20.77	35.09	30.40

Natural Gas – Per Mcf
United States
North Dakota	$1.68	$5.50	$4.08
Offshore	2.16	6.21	3.25
Total United States	1.76	5.66	3.82
Malaysia and JDA	5.95	5.62	5.15
Other (b)	—	5.93	3.40
Worldwide	4.32	5.64	4.60
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for 2023 would be $79.30 per barrel for crude oil (including hedging) (2022: $89.50; 2021: $64.25), $81.62 per barrel for crude oil (excluding hedging) (2022: $97.89; 2021: $68.07), $21.01 per barrel for NGL (2022: $35.44; 2021: $30.61) and $4.47 per mcf for natural gas (2022: $5.76; 2021: $4.71).
(b)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021).
Crude oil hedging activities in 2023 were a net loss of $190 million before and after income taxes, and a net loss of $585 million before and after income taxes in 2022.

Production Volumes:  Our daily worldwide net production was as follows:

	2023	2022	2021

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	83	75	80
Offshore	22	22	29
Total United States	105	97	109
Guyana	115	78	30
Malaysia and JDA	5	4	3
Other (a)	—	15	21
Total	225	194	163

Natural Gas Liquids – Barrels
United States
North Dakota	67	53	49
Offshore	2	2	4
Total United States	69	55	53

Natural Gas – Mcf
United States
North Dakota	191	156	162
Offshore	43	44	72
Total United States	234	200	234
Malaysia and JDA	368	360	347
Other (a)	—	10	10
Total	602	570	591

Barrels of Oil Equivalent	394	344	315

Crude oil and natural gas liquids as a share of total production	75%	72%	69%
(a)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021). Net production from Libya was 17,000 boepd boepd for 2022 (2021: 20,000 boepd). Net production from Denmark was 3,000 boepd for 2021.
Net production variances related to 2023 and 2022 are summarized as follows:
United States:  North Dakota net production was higher in 2023, reflecting increased drilling and completion activity and higher NGL and natural gas volumes received under percentage of proceeds contracts due to lower commodity prices.
International:  Net production in Guyana was higher in 2023, primarily due to the Liza Unity FPSO, which commenced production in February 2022 and reached its initial production capacity of approximately 220,000 gross bopd in July 2022. The Liza Unity FPSO increased its production capacity to approximately 250,000 gross bopd in the third quarter of 2023. The third development, Payara, began producing oil in November 2023 from the Prosperity FPSO and reached its initial production capacity of approximately 220,000 gross bopd in January 2024. Net production from Guyana included 14,000 bopd of tax barrels in 2023 (2022: 7,000 bopd).

Sales Volumes:  Higher sales volumes in 2023 increased after-tax earnings by approximately $1,650 million. Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	2023	2022	2021

	(In thousands)
Crude oil – barrels (a)	81,941	69,679	63,540
Natural gas liquids – barrels	25,184	19,843	19,406
Natural gas – mcf	219,750	208,001	215,589
Barrels of Oil Equivalent	143,750	124,189	118,878

Crude oil – barrels per day	225	191	174
Natural gas liquids – barrels per day	69	54	53
Natural gas – mcf per day	602	570	591
Barrels of Oil Equivalent Per Day	394	340	326
(a)Sales volumes in 2021 include 4.2 million barrels of crude oil that were stored on VLCCs at December 31, 2020 and sold in the first quarter of 2021.
Marketing, including purchased oil and gas (Marketing expense):  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. and Guyana marketing activities. Marketing expense was lower in 2023, compared to 2022, primarily due to lower prices paid for purchased volumes.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in 2023, compared to 2022, primarily due to the production ramp up in Guyana following the startup of Liza Phase 2 in February 2022 and Payara in November 2023, increased maintenance activity in North Dakota, and higher workover costs in the Gulf of Mexico.
Midstream Tariffs Expense:  Tariffs expense increased in 2023, compared to 2022, primarily due to higher throughput volumes and tariff rates, partially offset by lower fees incurred under minimum volume commitments.
DD&A Expense:  DD&A expense was higher in 2023, compared to 2022, primarily due to higher production from Guyana following the startup of Liza Phase 2 in February 2022 and first production from Payara in November 2023, and Malaysia and JDA due to new wells and facilities online in 2023.
Unit Costs:  Unit cost per boe information is based on total E&P net production volumes and excludes items affecting comparability of earnings as disclosed on page 39.  Actual unit costs are as follows:

	Actual
	2023	2022	2021
Cash operating costs (a)	$13.57	$13.28	$11.55
DD&A expense (b)	12.89	12.13	11.84
Total Production Unit Costs	$26.46	$25.41	$23.39
(a)Cash operating costs per boe, excluding Libya, were $13.77 in 2022 (2021: $12.11).
(b)DD&A expense per boe, excluding Libya, was $12.59 in 2022 (2021: $12.43).
Exploration Expenses:  Exploration expenses, including items affecting comparability of earnings described below, were as follows:

	2023	2022	2021

	(In millions)
Exploratory dry hole costs (a)	$147	$56	$11
Exploration lease impairment	27	20	20
Geological and geophysical expense and exploration overhead	143	132	131
	$317	$208	$162
(a)In 2023, dry hole costs primarily related to the Ephesus exploration well, offshore Newfoundland, Canada, the Kokwari-1 and Fish/Tarpon-1 exploration wells at the Stabroek Block, offshore Guyana, and the write-off of a previously capitalized exploratory well (see Items Affecting Comparability of Earnings Between Periods on page 39). Dry hole costs primarily related to the Fish/Tarpon-1 well and Banjo-1 well in 2022 and the Koebi-1 well in 2021 at the Stabroek Block, offshore Guyana.

Income Taxes: In 2023, E&P income tax expense was $695 million compared to $1,072 million in 2022. Income tax expense from Libya operations, sold in November 2022, was $527 million in 2022. The absence of Libya tax expense in 2023 compared to 2022 was partially offset by higher income tax expense in Guyana as a result of higher pre-tax income.
We are generally not recognizing deferred tax benefit or expense in certain countries while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with U.S. GAAP. As of December 31, 2023, we have a valuation allowance in our Consolidated Balance Sheet of $3,652 million. In December 2023, the valuation allowance established against the portion of the net deferred tax assets in Malaysia related to the Marginal Field tax ring-fence was released in the amount of $33 million as a result of the emergence from a cumulative loss position and positive evidence from forecasted pre-tax income from operations. See E&P Items Affecting Comparability of Earnings Between Periods below. The remaining valuation allowance in Malaysia is associated with net deferred tax assets of other tax ring-fences which lack sufficient positive evidence to support realizability. While we emerged from a recent cumulative loss position in the U.S. (non-Midstream) in 2023, the cumulative income position is near breakeven. Until we see a more significant and sustained pattern of objectively verifiable income, we do not assign significant weight to subjective long-term projections of future income and thus maintain a full valuation allowance against our U.S. (non-Midstream) federal and state deferred tax assets. If anticipated future earnings are exceeded, sufficient positive evidence may become available to support the release of valuation allowance in the future. This would result in the recognition of certain deferred tax assets on the balance sheet and a decrease to income tax expense for the period in which the release is recorded.
Actual effective tax rates are as follows:

	2023	2022	2021
	%	%	%
Effective income tax benefit (expense) rate	(30)	(31)	(43)
Adjusted effective income tax benefit (expense) rate (a)	(30)	(19)	(15)
(a)Excludes any contribution from Libya, sold in November 2022, and items affecting comparability of earnings.
Items Affecting Comparability of Earnings Between Periods:  Reported E&P earnings include the following items affecting comparability of income (expense):

	Before Income Taxes			After Income Taxes
	2023	2022	2021	2023	2022	2021

	(In millions)
Impairment and other	$(82)	$(54)	$(147)	$(82)	$(54)	$(147)
Dry hole expenses	(52)	—	—	(52)	—	—
Gains on asset sales, net	—	76	29	—	76	29
Release of deferred tax asset valuation allowance	—	—	—	33	—	—
	$(134)	$22	$(118)	$(101)	$22	$(118)
The pre-tax amounts of E&P items affecting comparability of income (expense) as presented in the Statement of Consolidated Income are as follows:

	Before Income Taxes
	2023	2022	2021

	(In millions)
Gains on asset sales, net	$—	$76	$29
Exploration expenses, including dry holes and lease impairment	(52)	—	—
Impairment and other	(82)	(54)	(147)
	$(134)	$22	$(118)
2023:
•Dry hole expenses: We recorded a pre-tax charge of $52 million ($52 million after income taxes) to write-off the Huron-1 exploration well in the Gulf of Mexico which completed in 2022, based on the decision by the Corporation and its partners in the fourth quarter of 2023 to exit the project. See Note 3, Property, Plant and Equipment in the Notes to Consolidated Financial Statements.
•Impairment and other: We recorded a pre-tax charge of $82 million ($82 million after income taxes) that resulted from revisions to our estimated abandonment obligations in the West Delta Field in the Gulf of Mexico. These abandonment obligations were assigned to us as a former owner after they were discharged from Fieldwood Energy LLC as part of its approved bankruptcy plan in 2021. See Note 12, Impairment and Other in the Notes to Consolidated Financial Statements.
•Release of deferred tax asset valuation allowance: We recorded a noncash income tax benefit of $33 million, which resulted from the reversal of a valuation allowance against net deferred tax assets in Malaysia.

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
•Impairment and other: We recorded a charge of $147 million ($147 million after income taxes) in connection with estimated abandonment obligations in the West Delta Field in the Gulf of Mexico. These abandonment obligations were assigned to us as a former owner after they were discharged from Fieldwood Energy LLC as part of its approved bankruptcy plan. See Note 12, Impairment and Other in the Notes to Consolidated Financial Statements.
Midstream
Following is a summarized statement of income for our Midstream operations:

	2023	2022	2021

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,349	$1,273	$1,204
Other, net	8	8	10
Total revenues and non-operating income	1,357	1,281	1,214
Costs and Expenses
Operating costs and expenses	313	280	289
General and administrative expenses	26	23	22
Interest expense	179	150	105
Depreciation, depletion and amortization	193	181	166
Total costs and expenses	711	634	582
Results of Operations Before Income Taxes	646	647	632
Provision for income taxes	38	27	15
Net income	608	620	617
Less: Net income attributable to noncontrolling interests	356	351	331
Net Income Attributable to Hess Corporation	$252	$269	$286
Sales and other operating revenues increased from 2022 primarily due to higher throughput volumes and tariff rates, partially offset by lower fees earned from minimum volume commitments. Operating costs and expenses increased from 2022 primarily due to higher maintenance costs. Interest expense increased from 2022 primarily due to higher interest rates on the credit facilities and higher borrowings on the revolving credit facility. DD&A expense increased from 2022 primarily due to additional assets placed in service. Provision for income taxes increased from 2022 primarily driven by increased ownership of HESM Opco by Hess Midstream LP following the equity offerings and unit repurchase transactions in 2022 and 2023.

Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	2023	2022	2021

	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$103	$124	$121
Interest expense	347	353	376
Less: Capitalized interest	(48)	(10)	—
Interest expense, net	299	343	376
Corporate, Interest and Other expenses before income taxes	402	467	497
Provision (benefit) for income taxes	—	—	—
Corporate, Interest and Other expenses after income taxes	402	467	497
Items affecting comparability of earnings between periods, after income taxes	69	102	—
Total Corporate, Interest and Other expenses after income taxes	$471	$569	$497
Corporate and other expenses, excluding items affecting comparability, were lower in 2023 compared to 2022 primarily due to higher interest income partially offset by higher legal and professional fees and other administrative expenses. Interest expense, net was lower in 2023 compared to 2022 due to capitalized interest that commenced upon sanctioning of the Yellowtail development in Guyana in April 2022 and the Uaru development in Guyana in April 2023.
Items Affecting Comparability of Earnings Between Periods:  Corporate, Interest and Other results included the following items affecting comparability of income (expense):
2023:
•Litigation costs: We incurred pre-tax charges totaling $52 million ($52 million after income taxes) for litigation related costs associated with our former downstream business, HONX, Inc., which are included in General and administrative expenses in the Statement of Consolidated Income. See Note 17, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements.
•Pension settlement: We recorded a noncash charge to recognize unamortized actuarial losses of $17 million ($17 million after income taxes) resulting from the payment of lump sums to certain participants in the Hess Corporation Employees’ Pension Plan. The charge is included in Other, net in the Statement of Consolidated Income. See Note 9, Retirement Plans in the Notes to Consolidated Financial Statements.
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
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources at December 31:

	2023	2022

	(In millions, except ratio)
Cash and cash equivalents (a)	$1,688	$2,486
Current portion of long-term debt	311	3
Total debt (b)	8,613	8,281
Total equity	9,602	8,496
Debt to capitalization ratio for debt covenants (c)	33.6%	36.1%
(a)Includes $6 million of cash attributable to our Midstream segment at December 31, 2023 (2022: $4 million) of which, $5 million is held by Hess Midstream LP at December 31, 2023 (2022: $3 million).
(b)Includes $3,211 million of debt outstanding from our Midstream segment at December 31, 2023 (2022: $2,886 million) that is non-recourse to Hess Corporation.
(c)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation’s revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests. See Note 7, Debt in the Notes to Consolidated Financial Statements.

Cash Flows
The following table sets forth a summary of our cash flows:

	2023	2022	2021

	(In millions)
Net cash provided by (used in):
Operating activities	$3,942	$3,944	$2,890
Investing activities	(4,113)	(2,555)	(1,325)
Financing activities	(627)	(1,616)	(591)
Net Increase (Decrease) in Cash and Cash Equivalents	$(798)	$(227)	$974
Operating Activities:  Net cash provided by operating activities was $3,942 million in 2023 (2022: $3,944 million), while net cash provided by operating activities before changes in operating assets and liabilities was $4,494 million in 2023 (2022: $5,121 million).  Net cash provided by operating activities before changes in operating assets and liabilities decreased from 2022 primarily due to lower realized selling prices partially offset by higher sales volumes. Changes in operating assets and liabilities in 2023 reduced net cash provided by operating activities by $552 million primarily due to premiums paid for crude oil hedge contracts and payments for abandonment activities. Changes in operating assets and liabilities in 2022 reduced net cash provided by operating activities by $1,177 million reflecting payments of approximately $470 million for accrued Libyan income tax and royalties at December 31, 2021, premiums paid for crude oil hedge contracts, payments for abandonment activities, and the purchase of REDD+ carbon credits.
Investing Activities:  Additions to Property, Plant and Equipment were $4,108 million in 2023 (2022: $2,725 million).  The increase is primarily due to development activities in Guyana and higher drilling activity in the Bakken.  Proceeds from asset sales were $3 million in 2023 (2022: $178 million).
Financing Activities:  Common stock dividends paid were $539 million in 2023 (2022: $465 million) reflecting a 17% increase in our declared dividend on common stock. In 2022, we paid $630 million for settled common stock repurchases and we repaid the remaining $500 million outstanding under our $1.0 billion term loan.
Net borrowings (repayments) of debt with maturities of 90 days or less in 2023 related to the HESM Opco revolving credit facility, while borrowings in 2022 resulted from the issuance by HESM Opco of $400 million of 5.500% fixed-rate senior unsecured notes due 2030. The proceeds from these borrowings were used to finance the repurchases of HESM Opco Class B units. In 2023, we received net proceeds of $167 million from the public offering of Class A shares in Hess Midstream LP (2022: $146 million). Net cash outflows to noncontrolling interests were $550 million in 2023 (2022: $510 million) which included $212 million paid to GIP for the repurchase by HESM Opco of GIP-owned Class B units (2022: $200 million).
Future Capital Requirements and Resources
At December 31, 2023, we had $1.68 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.0 billion. In 2024, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at December 31, 2023 will be sufficient to fund any upcoming debt maturities, and our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities. These actions are subject to certain limitations under the Merger Agreement. See Part I, Item 1A. Risk Factors for a discussion of risks related to the Merger.

The table below summarizes the capacity, usage, and available capacity of our borrowing and letter of credit facilities at December 31, 2023:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	July 2027	$3,250	$—	$—	$—	$3,250
Committed lines	Various (a)	100	—	2	2	98
Uncommitted lines	Various (a)	86	—	86	86	—
Total – Hess Corporation		$3,436	$—	$88	$88	$3,348
Midstream
Revolving credit facility (b)	July 2027	$1,000	$340	$—	$340	$660
Total – Midstream		$1,000	$340	$—	$340	$660
(a)Committed and uncommitted lines have expiration dates through 2024.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). The indentures for the Corporation’s fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of December 31, 2023, Hess Corporation was in compliance with these financial covenants. The most restrictive of the financial covenants relating to our fixed-rate senior unsecured notes and our revolving credit facility would allow us to borrow up to an additional $2,515 million of secured debt at December 31, 2023.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At December 31, 2023, HESM Opco had $1.4 billion of senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at December 31, 2023. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At December 31, 2023, borrowings of $340 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $397 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
Credit Ratings
All three major credit rating agencies that rate the senior unsecured debt of Hess Corporation have assigned an investment grade credit rating. At December 31, 2023, our credit ratings were BBB- at S&P Global Ratings, Baa3 at Moody’s Investors Service, and BBB at Fitch Ratings. Subsequent to the announcement of the Merger all three agencies placed our credit ratings on review for positive action in connection with the Merger.
At December 31, 2023, HESM Opco’s senior unsecured debt is rated BB+ by S&P Global Ratings and Fitch Ratings, and Ba2 by Moody’s Investors Service.

Cash Requirements:
Our cash obligations and commitments over the next twelve months include accounts payable, accrued liabilities, the current portion of long-term debt, interest, lease payments, and purchase obligations which cover a portion of our planned capital expenditure program in 2024 and include commitments for oil and gas production expenses, carbon credits, transportation and related contracts, seismic purchases and other normal business expenses.
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
•Purchase obligations: We were contractually committed at December 31, 2023 for certain long-term capital expenditures and operating expenses.  Long-term obligations for operating expenses include commitments for oil and gas production expenses, transportation and related contracts, carbon credits, seismic purchases and other normal business expenses.  See Note 17, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements.
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
•Uncertain income tax positions: See Note 14, Income Taxes in the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
See Note 17, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements.
Foreign Operations
We conduct E&P activities outside the U.S., principally in Guyana, the Joint Development Area of Malaysia/Thailand, Malaysia, and Suriname.  Therefore, we are subject to the risks associated with foreign operations.  See Part 1, Item 1A. Risk Factors for further details.
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
Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  As discussed in Part 1, Item 1A. Risk Factors, crude oil prices are volatile which can have an impact on our proved reserves. Crude oil prices used in the determination of proved reserves at December 31, 2023 were $78.10 per barrel for WTI (2022: $94.13) and $82.51 per barrel for Brent (2022: $97.98). At December 31, 2023, spot prices closed at $71.65 per barrel for WTI and $77.59 per barrel for Brent. If crude oil prices in 2024 are at levels below that used in determining 2023 proved reserves, we may recognize negative revisions to our December 31, 2024 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2024 above those used in determining 2023 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2024.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves at December 31, 2024, due to numerous currently unknown factors, including 2024 crude oil prices, the amount of any additions to proved reserves, positive or negative revisions in proved reserves related to 2024 reservoir performance, the levels to which industry costs will change in response to 2024 crude oil prices, and management’s plans as of December 31, 2024 for developing proved undeveloped reserves.  A 10% change in proved developed and proved undeveloped reserves at December 31, 2023 would result in an approximate $225 million pre-tax change in depreciation, depletion, and amortization expense for 2024 based on projected production volumes.  See the Supplementary Oil and Gas Data on pages 92 through 101 in the accompanying financial statements for additional information on our oil and gas reserves.
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
Hess Midstream LP: We consolidate the activities of our interest in Hess Midstream LP, which qualifies as a variable interest entity (VIE) under U.S. generally accepted accounting principles.  We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power through Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP to direct those activities that most significantly impact the economic performance of Hess Midstream LP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to Hess Midstream LP.  This conclusion was based on a qualitative analysis that considered Hess Midstream LP’s governance structure, the commercial agreements between Hess Midstream LP and us, and the voting rights established between the members.
Income Taxes:  Judgments are required in the determination and recognition of income tax assets and liabilities in the financial statements.  These judgments include the requirement to recognize the financial statement effect of a tax position only when management believes it is more likely than not, based on the technical merits, that the position will be sustained upon examination.
We have net operating loss carryforwards or credit carryforwards in multiple jurisdictions and have recognized deferred tax assets for those losses and credits.  Additionally, we have deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities.  Regular assessments are made as to the likelihood of those deferred tax assets being realized.  If, when tested under the relevant accounting standards, it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is established to reduce the deferred tax assets to the amount that is expected to be realized.
The accounting standards require the evaluation of all available positive and negative evidence giving weight based on the evidence’s relative objectivity.  In evaluating potential sources of positive evidence, we consider the reversal of taxable temporary differences, taxable income in carryback and carryforward periods, the availability of tax planning strategies, the existence of appreciated assets, estimates of future taxable income, and other factors.  Estimates of future taxable income are based on assumptions of oil and gas reserves, selling prices, and other subjective operating assumptions that are consistent with internal business forecasts.  In evaluating potential sources of negative evidence, we consider a cumulative loss in recent years, any history of operating losses or tax credit carryforwards expiring unused, losses expected in early future years, unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years, and any carryback or carryforward period so brief that a significant deductible temporary difference expected to reverse in a single year would limit realization of tax benefits.  A recent cumulative loss constitutes objective negative evidence to which the accounting standards require we assign significant weight relative to subjective evidence such as our estimates of future taxable income.  We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream) while we maintain valuation allowances against net deferred tax assets in these jurisdictions.
At December 31, 2023, the Consolidated Balance Sheet reflects a $3,652 million valuation allowance against the net deferred tax assets for multiple jurisdictions based on the evaluation of the accounting standards described above. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence. In December 2023, the valuation allowance established against the portion of the net deferred tax assets in Malaysia related to the Marginal Field tax ring-fence was released in the amount of $33 million as a result of the emergence from a cumulative loss position and positive evidence from forecasted pre-tax income from operations. The remaining valuation allowance in Malaysia is associated with net deferred tax assets of other tax ring-fences which lack sufficient positive evidence to support realizability. While we emerged from a recent cumulative loss position in the U.S. (non-Midstream) in 2023, the cumulative income position is near breakeven. Until we see a more significant and sustained pattern of objectively verifiable income, we do not assign significant weight to subjective long-term projections of future income and thus maintain a full valuation allowance against our U.S. (non-Midstream) federal and state deferred tax assets. If anticipated future earnings are exceeded, sufficient positive evidence may become available to support the release of valuation allowance in the future. This would result in the recognition of certain deferred tax assets on the balance sheet and a decrease to income tax expense for the period in which the release is recorded.
Asset Retirement Obligations:  We have legal obligations to remove and dismantle long‑lived assets and to restore land or seabed at certain E&P locations.  In accordance with generally accepted accounting principles, we recognize a liability for the fair value of required asset retirement obligations.  In addition, the fair value of any legally required conditional asset retirement obligation is recorded if the liability can be reasonably estimated.  We capitalize such costs as a component of the carrying amount of the underlying assets in the period in which the liability is incurred.  In subsequent periods, the liability is accreted, and the asset is depreciated over the useful life of the related asset.  We estimate the fair value of these obligations by discounting projected future payments that will be required to satisfy the obligations.  In determining these estimates, we are required to make several assumptions and judgments related to the scope of dismantlement, timing of settlement, interpretation of legal requirements, inflationary factors and discount rate.  In addition, there are other external factors, which could significantly affect the ultimate settlement costs or timing for these obligations including changes in environmental regulations and other statutory requirements, fluctuations in industry costs and foreign currency exchange rates and advances in technology.  As a result, our estimates of asset retirement obligations are subject to revision due to the factors described above.  Changes in estimates prior to settlement result in adjustments to both the liability and related asset values, unless the field has ceased production, in which case changes are recognized in our Statement of Consolidated Income.  See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements.
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
Discount rates used for measuring the present value of future plan obligations and net periodic benefit cost:  The discount rates used to estimate our projected benefit obligations and net periodic benefit cost is based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations.  At December 31, 2023, a 0.25% decrease in the discount rate assumptions would increase projected benefit obligations by approximately $65 million and would increase forecasted 2024 annual net periodic benefit expense by approximately $1 million.  The increase in the projected benefit obligations would decrease the funded status of our pension plans, but any decrease in the funded status would be partially mitigated by increases in the fair value of fixed income investments in the asset portfolios.

Expected long-term rates of returns on plan assets:  The expected rate of return on plan assets is developed from the expected future returns for each asset category, weighted by the target allocation of plan assets to that asset category.  The future expected rate of return assumptions for individual asset categories are largely based on inputs from various investment experts regarding their future return expectations for particular asset categories.  At December 31, 2023, a 0.25% decrease in the expected long-term rates of return on plan assets assumption would increase forecasted 2024 annual net periodic benefit expense by approximately $5 million.
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
Environmental Matters
We recognize that climate change is a global environmental concern. We assess, monitor and take measures to reduce our carbon footprint at existing and planned operations. The EPA has adopted a series of GHG monitoring, reporting, and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting further legislation to reduce GHG emissions. For example, in December 2023, the EPA issued a final rule to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. In addition, the IRA includes a methane emissions reduction program for petroleum and natural gas systems, which requires the EPA to impose a “waste emissions charge” on excess methane emissions from certain natural gas and oil sources that are required to report under EPA’s Greenhouse Gas Reporting Program beginning January 1, 2024 and also provides significant funding and incentives for research and development of competing low carbon energy production methods. In January of 2024, the EPA released its proposed rule to implement the methane emissions fee with a proposed effective date in 2025 for reporting 2024 emissions. Furthermore, states have taken measures to reduce emissions of GHGs, primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. At the international level, the Paris Agreement on climate change aimed to enhance global response to global temperature changes and to reduce GHG emissions, among other things. We are committed to complying with all GHG emissions regulations that apply to our operations, including those related to venting or flaring of natural gas, and the responsible management of GHG emissions at our facilities. While we monitor climate-related regulatory initiatives and international public policy issues, the current state of ongoing international climate initiatives and any related domestic actions make it difficult to assess the timing or effect on our operations or to predict with certainty the future costs that we may incur in order to comply with future international treaties, legislation or new regulations. However, future restrictions on emissions of GHGs, or related measures to encourage use of low carbon energy could result in higher capital expenditures and operating expenses for us and the oil and gas industry in general and may reduce demand for our products, as described under Regulatory, Legal and Environmental Risks in Part 1, Item 1A. Risk Factors.
We will have continuing expenditures for environmental assessment and remediation. Sites where corrective action may be necessary include E&P facilities, sites from discontinued operations where we retained liability and, although not currently significant, EPA “Superfund” sites where we have been named a potentially responsible party. We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. For additional information, see Item 3. Legal Proceedings. At December 31, 2023, our reserve for estimated remediation liabilities was approximately $50 million. We expect that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites. Our remediation spending was approximately $28 million in 2023 (2022: $23 million; 2021: $16 million). The amount of other expenditures incurred to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.
As an element of our EHS and SR strategy, we purchase carbon credits annually to offset 100 percent of our estimated Scope 3 business travel emissions and 100 percent of our estimated Scope 1 and Scope 3 emissions associated with operating the Corporation’s truck fleet, aviation activities (aircraft and helicopters) and personal and rental vehicle miles driven on company business. We also offset purchased electricity used in our operations from nonrenewable sources by purchasing renewable energy certificates. The cost of these purchased and retired renewable energy certificates was not material to our financial results in 2023 and are included in Operating costs and expenses in the Statement of Consolidated Income.
In December 2022, we announced an agreement with the Government of Guyana to purchase 37.5 million REDD+ carbon credits, including current and future issuances, for a minimum of $750 million from 2022 through 2032 to prevent deforestation and support sustainable development in Guyana. These credits will be on the ART Registry and will be independently verified to represent permanent and additional emissions reductions under ART’s REDD+ Environmental Standard 2.0 (TREES). This agreement adds to the Corporation’s ongoing emissions reduction efforts and is an important part of our commitment to achieve net zero Scope 1 and 2 greenhouse gas emissions on a net equity basis by 2050. As of December 31, 2023, we have purchased 10 million REDD+ carbon credits registered on the ART Registry for $150 million under this agreement, which is included in non-current Other assets in the Consolidated Balance Sheet.
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
Financial Risk Management Activities
We have outstanding foreign exchange contracts with notional amounts totaling $226 million at December 31, 2023 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain of approximately $20 million or a loss of approximately $25 million at December 31, 2023.
At December 31, 2023, our total long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,613 million and a fair value of $9,006 million. A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $400 million or $440 million, respectively. Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023, as stated in their report, which is included herein.

By	/s/ John P. Rielly	By	/s/ John B. Hess
	John P. Rielly Executive Vice President and Chief Financial Officer		John B. Hess Chief Executive Officer
February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hess Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Hess Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hess Corporation and consolidated subsidiaries (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2023 and 2022, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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
February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hess Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hess Corporation and consolidated subsidiaries (the Corporation) as of December 31, 2023 and 2022, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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

Depreciation, depletion and amortization of proved oil and natural gas properties
Description of the Matter	The net book value of the Corporation’s exploration and production assets was $14,196 million at December 31, 2023, and depreciation, depletion and amortization (DD&A) expense was $1,852 million for the year then ended. As described in Note 1 to the consolidated financial statements, the Corporation follows the successful efforts method of accounting for its oil and gas exploration and production activities. Under this method, capitalized costs to acquire oil and natural gas properties are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. Proved oil and gas reserves are prepared using standard geological and engineering methods generally recognized in the petroleum industry based on evaluations of estimated in-place hydrocarbon volumes using financial and non-financial inputs. Significant judgment is required by the Corporation’s internal engineering staff in interpreting the data used to estimate reserves. Estimating proved reserves also requires the selection and evaluation of inputs, including historical production, oil and natural gas price assumptions as well as future operating and capital costs assumptions, among others. Management used independent petroleum engineering specialists to audit approximately 89% of the Corporation’s proved reserves at December 31, 2023 as prepared by the Corporation’s internal engineering staff.

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
February 26, 2024

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2023	2022

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$1,688	$2,486
Accounts receivable:
From contracts with customers	1,180	1,041
Joint venture and other	150	121
Inventories	304	217
Other current assets	108	66
Total current assets	3,430	3,931
Property, plant and equipment:
Total — at cost	36,771	32,592
Less: Reserves for depreciation, depletion, amortization and lease impairment	19,339	17,494
Property, plant and equipment — net	17,432	15,098
Operating lease right-of-use assets — net	720	570
Finance lease right-of-use assets — net	108	126
Goodwill	360	360
Deferred income taxes	320	133
Post-retirement benefit assets	685	648
Other assets	952	829
Total Assets	$24,007	$21,695
Liabilities
Current Liabilities:
Accounts payable	$402	$285
Accrued liabilities	2,102	1,840
Taxes payable	85	47
Current portion of long-term debt	311	3
Current portion of operating and finance lease obligations	370	221
Total current liabilities	3,270	2,396
Long-term debt	8,302	8,278
Long-term operating lease obligations	459	469
Long-term finance lease obligations	156	179
Deferred income taxes	608	418
Asset retirement obligations	1,186	1,034
Other liabilities and deferred credits	424	425
Total Liabilities	14,405	13,199
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares:
Issued — 307,158,272 shares (2022: 306,176,864)	307	306
Capital in excess of par value	6,495	6,206
Retained earnings	2,318	1,474
Accumulated other comprehensive income (loss)	(134)	(131)
Total Hess Corporation stockholders’ equity	8,986	7,855
Noncontrolling interests	616	641
Total equity	9,602	8,496
Total Liabilities and Equity	$24,007	$21,695
The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME

	Year Ended December 31,
	2023	2022	2021

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$10,511	$11,324	$7,473
Gains on asset sales, net	2	101	29
Other, net	132	145	81
Total revenues and non-operating income	10,645	11,570	7,583

Costs and Expenses
Marketing, including purchased oil and gas	2,732	3,328	2,034
Operating costs and expenses	1,776	1,452	1,229
Production and severance taxes	216	255	172
Exploration expenses, including dry holes and lease impairment	317	208	162
General and administrative expenses	527	531	340
Interest expense	478	493	481
Depreciation, depletion and amortization	2,046	1,703	1,528
Impairment and other	82	54	147
Total costs and expenses	8,174	8,024	6,093
Income Before Income Taxes	2,471	3,546	1,490
Provision for income taxes	733	1,099	600
Net Income	1,738	2,447	890
Less: Net income attributable to noncontrolling interests	356	351	331
Net Income Attributable to Hess Corporation	$1,382	$2,096	$559

Net Income Attributable to Hess Corporation Per Common Share:
Basic	$4.52	$6.80	$1.82
Diluted	$4.49	$6.77	$1.81
Weighted Average Number of Common Shares Outstanding:
Basic	305.9	308.1	307.4
Diluted	307.6	309.6	309.3
Common Stock Dividends Per Share	$1.75	$1.50	$1.00
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Net Income	$1,738	$2,447	$890
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	190	585	243
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—
Net effect of hedge (gains) losses reclassified to income	190	585	243
Change in fair value of cash flow hedges	(190)	(517)	(315)
Income taxes on change in fair value of cash flow hedges	—	—	—
Net change in fair value of cash flow hedges	(190)	(517)	(315)
Change in derivatives designated as cash flow hedges, after taxes	—	68	(72)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(22)	201	355
Income taxes on actuarial changes in plan liabilities	2	(5)	—
(Increase) reduction in unrecognized actuarial losses, net	(20)	196	355
Amortization of net actuarial losses	18	12	66
Income taxes on amortization of net actuarial losses	(1)	(1)	—
Net effect of amortization of net actuarial losses	17	11	66
Change in pension and other postretirement plans, after taxes	(3)	207	421
Other Comprehensive Income (Loss)	(3)	275	349
Comprehensive Income	1,735	2,722	1,239
Less: Comprehensive income attributable to noncontrolling interests	356	351	331
Comprehensive Income Attributable to Hess Corporation	$1,379	$2,371	$908
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Cash Flows From Operating Activities
Net income	$1,738	$2,447	$890
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gains) on asset sales, net	(2)	(101)	(29)
Depreciation, depletion and amortization	2,046	1,703	1,528
Impairment and other	82	54	147
Exploratory dry hole costs	147	56	11
Exploration lease impairment	27	20	20
Pension settlement loss	17	2	9
Stock compensation expense	87	83	77
Noncash (gains) losses on commodity derivatives, net	156	548	216
Provision (benefit) for deferred income taxes and other tax accruals	196	309	122
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(324)	(301)	(748)
(Increase) decrease in inventories	(87)	2	135
Increase (decrease) in accounts payable and accrued liabilities	253	50	241
Increase (decrease) in taxes payable	38	(465)	447
Changes in other operating assets and liabilities	(432)	(463)	(176)
Net cash provided by (used in) operating activities	3,942	3,944	2,890

Cash Flows From Investing Activities
Additions to property, plant and equipment – E&P	(3,884)	(2,487)	(1,584)
Additions to property, plant and equipment – Midstream	(224)	(238)	(163)
Proceeds from asset sales, net of cash sold	3	178	427
Other, net	(8)	(8)	(5)
Net cash provided by (used in) investing activities	(4,113)	(2,555)	(1,325)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	322	(86)	(80)
Debt with maturities of greater than 90 days:
Borrowings	—	420	750
Repayments	(3)	(510)	(510)
Cash dividends paid	(539)	(465)	(311)
Common stock acquired and retired	(20)	(630)	—
Proceeds from sale of Class A shares of Hess Midstream LP	167	146	178
Noncontrolling interests, net	(550)	(510)	(664)
Employee stock options exercised	10	52	77
Payments on finance lease obligations	(10)	(9)	(10)
Other, net	(4)	(24)	(21)
Net cash provided by (used in) financing activities	(627)	(1,616)	(591)

Net Increase (Decrease) in Cash and Cash Equivalents	(798)	(227)	974
Cash and Cash Equivalents at Beginning of Year	2,486	2,713	1,739
Cash and Cash Equivalents at End of Year	$1,688	$2,486	$2,713
See accompanying Notes to Consolidated Financial Statements.

 HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$307	$5,684	$130	$(755)	$5,366	$969	$6,335
Net income	—	—	559	—	559	331	890
Other comprehensive income (loss)	—	—	—	349	349	—	349
Share-based compensation	3	153	—	—	156	—	156
Dividends on common stock	—	—	(310)	—	(310)	—	(310)
Sale of Class A shares of Hess Midstream LP	—	152	—	—	152	103	255
Repurchase of Class B units of Hess Midstream Operations LP	—	28	—	—	28	(390)	(362)
Noncontrolling interests, net	—	—	—	—	—	(287)	(287)
Balance at December 31, 2021	$310	$6,017	$379	$(406)	$6,300	$726	$7,026
Net income	—	—	2,096	—	2,096	351	2,447
Other comprehensive income (loss)	—	—	—	275	275	—	275
Share-based compensation	1	136	—	—	137	—	137
Dividends on common stock	—	—	(465)	—	(465)	—	(465)
Sale of Class A shares of Hess Midstream LP	—	130	—	—	130	88	218
Repurchase of Class B units of Hess Midstream Operations LP	—	32	—	—	32	(215)	(183)
Common stock acquired and retired	(5)	(109)	(536)	—	(650)	—	(650)
Noncontrolling interests, net	—	—	—	—	—	(309)	(309)
Balance at December 31, 2022	$306	$6,206	$1,474	$(131)	$7,855	$641	$8,496
Net income	—	—	1,382	—	1,382	356	1,738
Other comprehensive income (loss)	—	—	—	(3)	(3)	—	(3)
Share-based compensation	1	100	—	—	101	—	101
Dividends on common stock	—	—	(538)	—	(538)	—	(538)
Sale of Class A shares of Hess Midstream LP	—	158	—	—	158	175	333
Repurchase of Class B units of Hess Midstream Operations LP	—	31	—	—	31	(220)	(189)
Noncontrolling interests, net	—	—	—	—	—	(336)	(336)
Balance at December 31, 2023	$307	$6,495	$2,318	$(134)	$8,986	$616	$9,602
See accompanying Notes to Consolidated Financial Statements.

1.  Nature of Operations, Basis of Presentation and Summary of Accounting Policies
Unless the context indicates otherwise, references to “Hess”, “the Corporation”, “Registrant”, “we”, “us” and “our” refer to the consolidated business operations of Hess Corporation and its affiliates.
Nature of Business:  Hess Corporation, incorporated in the State of Delaware in 1920, is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname.
Our Midstream operating segment, which includes Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at December 31, 2023 (see Note 4, Hess Midstream LP) provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
On October 22, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron Corporation (Chevron) and Yankee Merger Sub Inc. (Merger Subsidiary), a direct, wholly-owned subsidiary of Chevron. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. The transaction is expected to close mid-2024, subject to shareholder and regulatory approvals and other closing conditions.
Basis of Presentation and Principles of Consolidation: The consolidated financial statements include the accounts of Hess Corporation and entities in which we own more than a 50% voting interest.  We consolidate Hess Midstream LP, a variable interest entity, based on our conclusion that we have the power through Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP to direct those activities that most significantly impact the economic performance of Hess Midstream LP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to Hess Midstream LP. Our undivided interests in unincorporated oil and gas E&P ventures are proportionately consolidated.  Investments in affiliated companies, 20% to 50% owned and where we have the ability to influence the operating or financial decisions of the affiliate, are accounted for using the equity method.
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
Contract Duration and Pricing:
Contracts with customers for the sale of U.S. crude oil, NGL, and natural gas primarily include those contracts that involve the short-term sale of volumes during a specified period, and those contracts that automatically renew on a periodic basis until either party cancels.  We have certain long-term contracts with customers for the sale of U.S. natural gas and NGL that have remaining durations ranging from one to nine years.
Contracts with customers for the sale of international crude oil involve the short-term sale of volumes during a specified period.  Pricing is determined with reference to a particular market or pricing index, plus or minus adjustments reflecting quality or location differentials, shortly after control of the volumes transfers to the customer. International contracts with customers for the sale of natural gas are in the form of natural gas sales agreements with government entities that have durations that are aligned with the durations of production sharing contracts or other contractual arrangements with host governments.  Pricing for our natural gas sales agreements in North Malay Basin and Block A-18 of JDA are determined using contractual formulas that are based on the price of alternative fuels as obtained from price indices and other factors.
Contract Balances:
Our right to receive or collect payment from the customer is aligned with the timing of revenue recognition except in situations when we receive shortfall payments under contracts with take-or-pay provisions with customer make-up rights. Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, NGL, or natural gas. At December 31, 2023, there were no contract liabilities. At December 31, 2022, there were contract liabilities of $24 million resulting from a take-or-pay deficiency payment received in 2021 that was subject to a make-up period expiring in December 2023. During the year ended December 31, 2023, revenue of $24 million was recognized within Sales and other operating revenues that was included in the contract liability balance at December 31, 2022. At December 31, 2023 and 2022, there were no contract assets.
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
Midstream
The Midstream segment earns substantially all of its revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane; and gathering and disposing produced water. Effective January 1, 2014, certain subsidiaries of Hess Midstream LP entered into (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services and (v) terminaling and export services commercial agreements with certain subsidiaries of Hess, each generally with an initial ten-year term which could be extended for an additional ten-year term at the unilateral right of the Hess Midstream LP subsidiaries. These Hess Midstream LP subsidiaries exercised their right to extend the terms of the gas gathering, crude oil gathering, gas processing and fractionation, storage services, and terminaling and export services commercial agreements for the secondary term effective January 1, 2024 through December 31, 2033. Effective January 1, 2019, a subsidiary of Hess Midstream LP entered into water gathering and disposal services agreements with a subsidiary of Hess. These agreements also provide Hess Midstream the capacity to provide concurrent use of these services directly to third parties.
The Midstream segment’s responsibility to provide each service for each year under each of the commercial agreements are considered separate, distinct performance obligations. Revenue is recognized over-time for each performance obligation as services are rendered using the output method, measured using the amount of volumes serviced during the period. The commercial agreements contain minimum volume commitments which fluctuate based on nominations covering substantially all of our E&P segment's existing and future owned or controlled production in the Bakken and projected third-party volumes owned or controlled by our E&P segment through dedicated third-party contracts. Minimum volume commitments are equal to 80% of the nominations and apply on a three-year rolling basis such that they are set for the three years following the most recent nomination. As the minimum volume commitments are subject to fluctuation, and these commercial agreements contain fee inflation escalators and fee recalculation mechanisms, substantially all of the transaction price is variable at inception of each of the commercial agreements. The Midstream segment has elected the practical expedient under the provisions of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers to recognize revenue in the amount it is entitled to invoice.
If the volumes delivered are less than the applicable minimum volume commitments under the commercial agreements during any quarter, the applicable Hess subsidiary is obligated to pay a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing and/or terminaling fee. The Midstream segment’s responsibility to stand-ready to service a minimum volume over each quarterly commitment period represents a separate, distinct performance obligation. During the initial term of each commercial agreement, volume deficiencies are measured quarterly and recognized as revenue in the same period, as any associated shortfall payments are not subject to future reduction or offset. During the secondary term of each commercial agreement, the applicable Hess subsidiary will be entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid. Such Hess subsidiary may apply the credit against the fees payable for any volumes delivered under the applicable agreement in excess of the nominated volumes up to four quarters after the credit is earned. Unused credits will be recognized as revenue when it becomes remote that such credits will be utilized. No credits will be provided with respect to crude oil terminaling services under the terminaling and export services commercial agreement or water handling services under the water gathering and disposal services agreements.
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
Impairment of Goodwill:  Goodwill is tested for impairment annually on October 1st or when events or circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit exceeds its fair value, an impairment loss would be recorded for the excess of the carrying value over fair value, limited by the amount of goodwill allocated to the reporting unit.  At December 31, 2023, goodwill of $360 million relates to the Midstream operating segment.
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
Finance lease cost is recognized as amortization of the ROU asset and interest expense on the lease liability.  Operating lease cost is generally recognized on a straight-line basis.  Operating lease costs for drilling rigs used to drill development wells and successful exploration wells are capitalized.  Operating lease cost for other ROU assets used in oil and gas producing activities are either capitalized or expensed based on the nature of operation for which the ROU asset is utilized.
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
Income Taxes:  Deferred income taxes are determined using the liability method.  We have net operating loss carryforwards or credit carryforwards in multiple jurisdictions and have recognized deferred tax assets for those losses and credits.  Additionally, we have deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities.  Regular assessments are made as to the likelihood of those deferred tax assets being realized.  If, when tested under the relevant accounting standards, it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is established to reduce the deferred tax assets to the amount that is expected to be realized.  The accounting standards require the evaluation of all available positive and negative evidence giving weight based on the evidence’s relative objectivity.  In evaluating potential sources of positive evidence, we consider the reversal of taxable temporary differences, taxable income in carryback and carryforward periods, the availability of tax planning strategies, the existence of appreciated assets, estimates of future taxable income, and other factors.  In evaluating potential sources of negative evidence, we consider a cumulative loss in recent years, any history of operating losses or tax credit carryforwards expiring unused, losses expected in early future years, unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years, and any carryback or carryforward period so brief that a significant deductible temporary difference expected to reverse in a single year would limit realization of tax benefits.  We assign cumulative historical losses significant weight in the evaluation of realizability relative to more subjective evidence such as forecasts of future income.  In addition, we recognize the financial statement effect of a tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination.  We are not indefinitely reinvested with respect to the book in excess of tax basis in the investment in our foreign subsidiaries.  Because of U.S. tax reform we expect that the future reversal of such temporary differences will occur free of material taxation.  We classify interest and penalties associated with uncertain tax positions as income tax expense.  We account for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.  We utilize the aggregate approach for releasing disproportionate income tax effects from Accumulated other comprehensive income (loss).
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
Retirement Plans:  We recognize the funded status of defined benefit postretirement plans in the Consolidated Balance Sheet.  The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation.  We recognize the net changes in the funded status of these plans as a component of Other Comprehensive Income (Loss) in the year in which such changes occur.  Actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market value of plan assets are amortized over the average remaining service period of active employees or the remaining average expected life if a plan’s participants are predominantly inactive.
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
Fair Value Measurements:  We use various valuation approaches in determining fair value for financial instruments, including the market and income approaches.  Our fair value measurements also include non-performance risk and time value of money considerations.  Counterparty credit is considered for financial assets, and our credit is considered for financial liabilities.  We also record certain nonfinancial assets and liabilities at fair value when required by GAAP.  These fair value measurements are recorded in connection with business combinations, qualifying nonmonetary exchanges, the initial recognition of asset retirement obligations and any impairment of long‑lived assets, equity method investments, goodwill or other indefinite-lived intangible assets, such as environmental credits.  We determine fair value in accordance with the fair value measurements accounting standard which established a hierarchy for the inputs used to measure fair value based on the source of the inputs, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using related market data (Level 3), including discounted cash flows and other unobservable data.  Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2.  When Level 1 inputs are available within a particular market, those inputs are selected for determination of fair value over Level 2 or 3 inputs in the same market.  Multiple inputs may be used to measure fair value; however, the level assigned to a fair value measurement is based on the lowest significant input level within this fair value hierarchy.

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
Environmental Expenditures:  We accrue and expense the undiscounted environmental costs necessary to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable.  At year‑end 2023, our reserve for estimated remediation liabilities was approximately $50 million.  Environmental expenditures that increase the life or efficiency of property or reduce or prevent future adverse impacts to the environment are capitalized.
Environmental Credits: Carbon credits and renewable energy certificates are purchased to fulfill voluntary emissions reduction targets and are classified as indefinite-lived intangible assets. They are expensed when retired to offset emissions and are tested for impairment annually on October 1st, or when events or circumstances indicate it is more likely than not that fair value is less than carrying value. If the carrying value exceeds fair value, an impairment loss would be recorded for the excess of the carrying value over fair value.
In response to feedback from constituents and the staff’s related research and analysis, the Financial Accounting Standards Board (FASB) added a project to its technical agenda on May 25, 2022 to address the accounting for environmental credits due to a lack of existing guidance for accounting for environmental credits. Our environmental credits fall within the scope of this project. Included among the tentative decisions made by the FASB on January 31, 2024, is a prohibition against capitalizing the cost of environmental credits that will not be sold or used to settle environmental credit obligations. In 2023, we purchased $75 million REDD+ carbon credits (2022: $75 million, 2021: $0 million) under a long-term agreement with the Government of Guyana that was executed in December 2022 in order to support ongoing carbon emissions reduction efforts by the Corporation. The carbon credits acquired by us are registered on the ART Registry, an over-the-counter registry, and can be sold to third parties or retired to offset emissions. These amounts would have been expensed in the period of purchase, instead of capitalized as indefinite-lived intangible assets, if the prohibition per the tentative decision above were applied. At December 31, 2023, the carrying value of our carbon credits of

$150 million (2022: $75 million) is included in non-current Other assets in the Consolidated Balance Sheet. All renewable energy certificates were retired and expensed in the period of purchase.
New Accounting Pronouncements:
In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segments Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU does not change how an entity identifies its operating segments. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact of adopting the ASU on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which enhances the disclosure requirements within ASC Topic 740. The ASU requires, among other disclosures, greater disaggregation of information and the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact of adopting this ASU on our consolidated financial statements.
2.  Inventories
Inventories at December 31 were as follows:

	2023	2022

	(In millions)
Crude oil and natural gas liquids	$72	$63
Materials and supplies	232	154
Total Inventories	$304	$217
3.  Property, Plant and Equipment
Property, plant and equipment at December 31 were as follows:

	2023	2022

	(In millions)
Exploration and Production
Unproved properties	$103	$149
Proved properties	2,660	2,660
Wells, equipment and related facilities	29,159	25,182
	31,922	27,991
Midstream	4,819	4,571
Corporate and Other	30	30
Total — at cost	36,771	32,592
Less: Reserves for depreciation, depletion, amortization and lease impairment	19,339	17,494
Property, Plant and Equipment — Net	$17,432	$15,098
Capitalized Exploratory Well Costs:  The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31 and the changes therein during the respective years:

	2023	2022	2021

	(In millions)
Balance at January 1	$886	$681	$459
Additions to capitalized exploratory well costs pending the determination of proved reserves	257	298	222
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(133)	(93)	—
Capitalized exploratory well costs charged to expense	(58)	—	—
Balance at December 31	$952	$886	$681
Number of Wells at December 31	43	43	35
During the three years ended December 31, 2023, additions to capitalized exploratory well costs primarily related to drilling at the Stabroek Block (Hess 30%), offshore Guyana. At December 31, 2023, 36 exploration and appraisal wells on the Stabroek Block, with a total cost of $841 million, were capitalized pending determination of proved reserves. Other additions to capitalized exploratory well costs in 2023 include the Pickerel-1 exploration well (Hess 100%) in the Gulf of Mexico on Mississippi Canyon Block 727.

Other additions to capitalized exploratory wells costs in 2022 include the Huron-1 well (Hess 40%) in the Gulf of Mexico, and the Zanderij-1 well on Block 42 (Hess 33%), offshore Suriname.
Reclassifications to wells, facilities and equipment based on the determination of proved reserves in 2023 resulted from the sanction of the Uaru Field development, the fifth sanctioned project on the Stabroek Block, and the Pickerel-1 exploration well in the Gulf of Mexico. In 2022, reclassifications to wells, facilities and equipment resulted from the sanction of the Yellowtail Field development, the fourth sanctioned project on the Stabroek Block.
Capitalized exploratory well costs charged to expense in 2023 of $58 million primarily relate to the Huron-1 well in the Gulf of Mexico. In the fourth quarter of 2023, we, along with our partners, decided not to appraise the discovery given other available opportunities and the limited time remaining on the leases. The preceding table excludes well costs incurred and expensed during 2023 of $89 million (2022: $56 million; 2021: $11 million).
Exploratory well costs capitalized for greater than one year following completion of drilling were $728 million at December 31, 2023, separated by year of completion as follows (in millions):

2022	$261
2021	162
2020	8
2019	139
2018 and prior	158
$728
Guyana:  87% of the capitalized well costs in excess of one year relate to successful exploration and appraisal wells where hydrocarbons were encountered on the Stabroek Block (Hess 30%). In October 2023, the operator submitted a plan for the Whiptail development project, the sixth development project on the Stabroek Block, to the Government of Guyana for approval. The operator also plans further appraisal drilling on the block and is conducting pre-development planning for additional phases of development.
Suriname.: 6% of the capitalized well costs in excess of one year relates to the Zanderij-1 well on Block 42 (Hess 33%). Exploration and appraisal activities are ongoing.
JDA:  5% of the capitalized well costs in excess of one year relates to the JDA (Hess 50%) in the Gulf of Thailand, where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18. The operator has submitted a development plan concept to the regulator to facilitate ongoing commercial negotiations for an extension of the existing gas sales contract to include development of the western part of the block.
Malaysia:  2% of the capitalized well costs in excess of one year relates to North Malay Basin (Hess 50%), offshore Peninsular Malaysia, where hydrocarbons were encountered in two successful exploration wells. Pre-development studies are ongoing.
4.  Hess Midstream LP
Hess Midstream LP, a variable interest entity, has an "Up-C" organizational structure. We have an approximate 38% consolidated ownership interest at December 31, 2023 in Hess Midstream LP on an as-exchanged basis, primarily through our ownership of Class B units in Hess Midstream Operations LP (HESM Opco), the operating subsidiary of Hess Midstream LP, which are exchangeable into Class A shares of Hess Midstream LP on a one-for-one basis. An affiliate of Global Infrastructure Partners (GIP) owns an approximate 32% consolidated interest in Hess Midstream LP at December 31, 2023, on an as-exchanged basis, primarily through its ownership of Class B units in HESM Opco, and the public owns an approximate 30% consolidated interest in Hess Midstream LP at December 31, 2023, through the ownership of Class A shares of Hess Midstream LP. We have concluded that we are the primary beneficiary of the variable interest entity since we have the power to direct those activities that most significantly impact the economic performance of Hess Midstream LP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to Hess Midstream LP. This conclusion was based on a qualitative analysis that considered Hess Midstream LP’s governance structure, the commercial agreements between Hess Midstream LP and us, and the voting rights established between the members.
In 2021, Hess Midstream LP completed two underwritten public equity offerings of an aggregate of approximately 15.5 million Hess Midstream LP Class A shares held by affiliates of Hess and GIP. Hess received an aggregate of $178 million of net proceeds from these transactions. These transactions, in aggregate, resulted in an increase in Capital in excess of par and Noncontrolling interests of $152 million and $103 million, respectively. The aggregate increase to Noncontrolling interests of $103 million is comprised of $26 million resulting from the changes in ownership interests and $77 million from increases to deferred tax assets resulting from step-ups in the tax basis of Hess Midstream LP’s investment in HESM Opco.
In 2021, HESM Opco repurchased 31.25 million HESM Opco Class B units held by affiliates of Hess and GIP for $750 million in a single transaction. HESM Opco issued $750 million in aggregate principal amount of 4.250% fixed-rate senior unsecured notes due

2030 in a private offering to finance the repurchase. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $28 million, and an increase in deferred tax assets and Noncontrolling interests of $15 million resulting from an adjustment in the carrying value of Hess Midstream LP’s investment in HESM Opco without a corresponding adjustment in the tax basis. The $375 million paid to GIP reduced Noncontrolling interests.
In 2022, Hess Midstream LP completed a single underwritten public equity offering of approximately 10.2 million Hess Midstream LP Class A shares held by affiliates of Hess and GIP. Hess received net proceeds of $146 million from the transaction. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $130 million and $88 million, respectively. The increase to Noncontrolling interests of $88 million is comprised of $16 million resulting from the change in ownership interests and $72 million from an increase to deferred tax assets resulting from a step-up in the tax basis of Hess Midstream LP’s investment in HESM Opco.
In 2022, HESM Opco repurchased approximately 13.6 million HESM Opco Class B units held by affiliates of Hess and GIP for $400 million in a single transaction. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $32 million, and an increase in deferred tax assets and Noncontrolling interests of $17 million resulting from an adjustment in the carrying value of Hess Midstream LP’s investment in HESM Opco without a corresponding adjustment in the tax basis. The $200 million paid to GIP reduced Noncontrolling interests.
In May 2023, Hess Midstream LP completed an underwritten public equity offering of approximately 12.8 million Hess Midstream LP Class A shares held by affiliates of Hess and GIP. Hess received $167 million of net proceeds from this transaction. This transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $158 million and $93 million, respectively. The increase to Noncontrolling interests of $93 million is comprised of $9 million resulting from the change in ownership interests and $84 million from an increase to deferred tax assets resulting from a step-up in the tax basis of Hess Midstream LP’s investment in HESM Opco. In August 2023, Hess Midstream LP completed an underwritten public equity offering of 11.5 million Class A shares held by an affiliate of GIP. Hess did not participate in this transaction and did not receive any proceeds. There was no change in Hess’ ownership interest in Hess Midstream LP on a consolidated basis and accordingly, there was no impact to the balance of Noncontrolling interests. However, the transaction did result in an increase to deferred tax assets of $82 million, with the offset recorded to Noncontrolling interests, due to a step-up in the tax basis of Hess Midstream LP’s investment in HESM Opco.
In 2023, HESM Opco repurchased an aggregate of approximately 13.6 million HESM Opco Class B units in multiple transactions from affiliates of Hess and GIP for total proceeds of $400 million. The unit repurchases were financed by borrowings under HESM Opco’s revolving credit facility. The unit repurchases, in aggregate, resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $31 million, and an increase in deferred tax assets and Noncontrolling interests of $23 million resulting from adjustments in the carrying value of Hess Midstream LP’s investment in HESM Opco without corresponding adjustments in the tax basis. The aggregate proceeds paid to GIP of $212 million reduced Noncontrolling interests. Hess participated in all the HESM Opco Class B unit repurchase transactions in 2023 on a 50/50 basis with GIP with the exception of the HESM Opco Class B unit repurchase transaction in November 2023. Hess and GIP received $38 million and $62 million, respectively, of the total proceeds of $100 million. There was no change in Hess’ ownership interest in Hess Midstream LP on a consolidated basis as a result of this transaction and accordingly, there was no impact to the balance of Noncontrolling interests. However, the transaction did result in an increase to deferred tax assets of $7 million, with the offset recorded to Noncontrolling interests, as a result of an adjustment in the carrying value of Hess Midstream LP’s investment in HESM Opco without a corresponding adjustment in the tax basis.
At December 31, 2023, Hess Midstream LP liabilities totaling $3,385 million (2022: $3,027 million) are on a nonrecourse basis to Hess Corporation, while Hess Midstream LP assets available to settle the obligations of Hess Midstream LP included cash and cash equivalents totaling $5 million (2022: $3 million), property, plant and equipment, net totaling $3,229 million (2022: $3,173 million) and the equity-method investment in Little Missouri 4 (LM4) of $90 million (2022: $94 million).
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream LP and Targa Resources Corp. Hess Midstream LP has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. In 2023, processing fees were $24 million (2022: $21 million; 2021: $28 million) and are included in Operating costs and expenses in the Statement of Consolidated Income.

5.  Accrued Liabilities
The following table provides detail of our accrued liabilities at December 31:

	2023	2022

	(In millions)
Accrued capital expenditures	$670	$499
Accrued operating and marketing expenditures	593	522
Accrued compensation and benefits	193	132
Accrued payments to royalty and working interest owners	178	201
Current portion of asset retirement obligations	160	207
Accrued interest on debt	144	143
Other accruals	164	136
Total Accrued Liabilities	$2,102	$1,840
6.  Leases
Operating and finance lease obligations at December 31 included in the Consolidated Balance Sheet were as follows:

	Operating Leases		Finance Leases

	2023	2022	2023	2022

	(In millions)
Right-of-use assets — net (a)	$720	$570	$108	$126
Lease obligations:
Current	$347	$200	$23	$21
Long-term	459	469	156	179
Total lease obligations	$806	$669	$179	$200
(a)At December 31, 2023, finance lease ROU assets had a cost of $212 million (2022: $212 million) and accumulated amortization of $104 million (2022: $86 million).
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
The nature of our leasing arrangements at December 31, 2023 was as follows:
Operating leases:  In the normal course of business, we primarily lease drilling rigs, equipment, logistical assets (offshore vessels, aircraft, and shorebases), and office space.
Finance leases:  In 2018, we entered into a sale and lease-back arrangement for a floating storage and offloading vessel (FSO) to handle produced condensate at North Malay Basin, offshore Peninsular Malaysia.  At December 31, 2023, the remaining lease term for the FSO was 9.8 years.
Maturities of lease obligations at December 31, 2023 were as follows:

	Operating Leases	Finance Leases

	(In millions)
2024	$377	$36
2025	197	36
2026	89	31
2027	48	22
2028	22	23
Remaining years	165	99
Total lease payments	898	247
Less: Imputed interest	(92)	(68)
Total lease obligations	$806	$179

The following information relates to the operating and finance leases at December 31:

	Operating Leases		Finance Leases
	2023	2022	2023	2022
Weighted average remaining lease term	5.0 years	6.8 years	9.8 years	10.8 years
Range of remaining lease terms	0.1 - 12.5 years	0.3 - 13.5 years	9.8 years	10.8 years
Weighted average discount rate	5.1%	4.5%	7.9%	7.9%
The components of lease costs were as follows:

	2023	2022	2021

	(In millions)
Operating lease cost (a)	$241	$114	$88
Finance lease cost:
Amortization of leased assets	18	18	24
Interest on lease obligations	15	18	18
Short-term lease cost (b)	294	311	137
Variable lease cost (c)	67	33	21
Sublease income (d)	(19)	(18)	(17)
Total lease cost	$616	$476	$271
(a)Operating lease cost in 2023 included a drilling rig at North Malay Basin used for a 15 well development drilling program spanning 2023 and 2024, and offshore support vessels in the Gulf of Mexico.
(b)Short-term lease cost is primarily attributable to equipment used in global exploration, development, production, and crude oil marketing activities.  Future short-term lease costs will vary based on activity levels of our operated assets. In 2023 and 2022, short-term lease cost included drilling rigs and offshore support vessels used primarily for exploration and abandonment activities in the Gulf of Mexico and workover rigs for maintenance activities in the Bakken.
(c)Variable lease costs for drilling rigs result from differences in the minimum rate and the actual usage of the ROU asset during the lease period.  Variable lease costs for logistical assets result from differences in stated monthly rates and total charges reflecting the actual usage of the ROU asset during the lease period.  Variable lease costs for our office leases represent common area maintenance charges which have not been separated from lease components.
(d)We sublease certain of our office space to third parties under our head lease.
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
Supplemental cash flow information related to leases were as follows:

	Operating Leases			Finance Leases

	2023	2022	2021	2023	2022	2021

	(In millions)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows (a)	$254	$126	$87	$15	$18	$18
Financing cash flows (a)	—	—	—	21	19	18
Noncash transactions:
Leased assets recognized for new lease obligations incurred (b)	267	294	12	—	—	—
Changes in leased assets and lease obligations due to lease modifications (c)	97	16	29	—	—	—
(a)Amounts represent gross lease payments before any recovery from partners.
(b)In 2023, primarily related to leases for a drilling rig and offshore support vessels in the Gulf of Mexico. In 2022, primarily related to leases for drilling rigs in the Bakken and at North Malay Basin.
(c)In 2023, primarily related to reassessments of the lease terms for a drilling rig at North Malay Basin, and offshore support vessels and aircraft in the Gulf of Mexico.

7.  Debt
Total debt at December 31 consisted of the following:

	2023	2022

	(In millions)
Debt – Hess Corporation:
Senior unsecured fixed-rate public notes:
3.500% due 2024	$300	$300
4.300% due 2027	997	996
7.875% due 2029	465	464
7.300% due 2031	629	629
7.125% due 2033	537	537
6.000% due 2040	743	742
5.600% due 2041	1,238	1,237
5.800% due 2047	495	494
Total senior unsecured fixed-rate public notes	5,404	5,399
Fair value adjustments – interest rate hedging	(2)	(4)
Total Debt – Hess Corporation	$5,402	$5,395

Debt – Midstream (Hess Midstream Operations LP):
Senior unsecured fixed-rate public notes:
5.625% due 2026	$795	$793
5.125% due 2028	545	544
4.250% due 2030	742	740
5.500% due 2030	395	395
Total senior unsecured fixed-rate public notes	2,477	2,472
Term Loan A facility	394	396
Revolving credit facility	340	18
Total Debt – Midstream	$3,211	$2,886

Total Debt:
Current portion of long-term debt	$311	$3
Long-term debt	8,302	8,278
Total Debt	$8,613	$8,281
At December 31, 2023, the maturity profile of total debt was as follows:

	Total	Hess Corporation	Midstream

	(In millions)
2024	$311	$298	$13
2025	22	—	22
2026	832	—	832
2027	1,670	1,000	670
2028	550	—	550
Thereafter	5,290	4,140	1,150
Total Borrowings	8,675	5,438	3,237
Less: Deferred financing costs and discounts	(62)	(36)	(26)
Total Debt (excluding interest)	$8,613	$5,402	$3,211
In 2023, $48 million of interest was capitalized (2022: $10 million; 2021: $0 million).
Debt – Hess Corporation:
Senior unsecured fixed-rate public notes:
At December 31, 2023, Hess Corporation’s fixed-rate senior unsecured notes had a gross principal amount of $5,438 million (2022: $5,438 million) and a weighted average interest rate of 5.9% (2022: 5.9%). The indentures for our fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of December 31, 2023, Hess Corporation was in compliance with this financial covenant.

Credit facility:
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). As of December 31, 2023, Hess Corporation was in compliance with these financial covenants. At December 31, 2023, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility.
Other outstanding letters of credit at December 31 were as follows:

	2023	2022

	(In millions)
Committed lines (a)	$2	$—
Uncommitted lines (a)	86	83
Total	$88	$83
(a)At December 31, 2023, committed and uncommitted lines have expiration dates through 2024.
The most restrictive of the financial covenants relating to our fixed-rate senior unsecured notes and our revolving credit facility would allow us to borrow up to an additional $2,515 million of secured debt at December 31, 2023.
Debt – Midstream (Hess Midstream Operations LP):
Senior unsecured fixed-rate public notes:
At December 31, 2023, HESM Opco’s fixed-rate senior unsecured notes had a gross principal amount of $2,500 million (2022: $2,500 million) and a weighted average interest rate of 5.1% (2022: 5.1%). HESM Opco’s senior unsecured notes are guaranteed by certain of HESM Opco’s direct and indirect wholly owned material domestic subsidiaries. These senior unsecured notes are non-recourse to Hess Corporation.
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
Credit facilities:
At December 31, 2023, HESM Opco had $1.4 billion of senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter.  HESM Opco was in compliance with these financial covenants at December 31, 2023. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions.  At December 31, 2023, borrowings of $340 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $397 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility.  Borrowings under these credit facilities are non-recourse to Hess Corporation.

8.  Asset Retirement Obligations
The following table describes the changes in our asset retirement obligations for the years ended December 31:

	2023	2022

	(In millions)
Balance at January 1	$1,241	$1,190
Liabilities incurred	135	126
Liabilities settled or disposed of (a)	(240)	(213)
Accretion expense	61	48
Revisions of estimated liabilities	148	92
Foreign currency remeasurement	1	(2)
Balance at December 31	$1,346	$1,241

Total Asset Retirement Obligations at December 31:
Current portion of asset retirement obligations	$160	$207
Long-term asset retirement obligations	1,186	1,034
Total at December 31	$1,346	$1,241
(a)Payments to settle asset retirement obligations are presented in Changes in other operating assets and liabilities on the Statement of Consolidated Cash Flows.
The liabilities incurred in 2023 primarily relate to operations in Guyana while liabilities incurred in 2022 primarily relate to operations in Guyana and Malaysia. Liabilities settled or disposed of in 2023 and 2022 primarily result from abandonment activity completed in the Gulf of Mexico and the Bakken.
Revisions of estimated liabilities in 2023 include $82 million that resulted from revisions to estimated costs to abandon certain wells, pipelines and production facilities in the West Delta Field in the Gulf of Mexico. See Note 12, Impairment and Other. Other revisions of estimated liabilities in 2023 primarily reflect changes in service and equipment rates. Revisions of estimated liabilities in 2022 primarily reflect changes in service and equipment rates.
Sinking fund deposits that are legally restricted for purposes of settling asset retirement obligations, which are reported in non-current Other assets in the Consolidated Balance Sheet, were $294 million at December 31, 2023 (2022: $261 million).

9.  Retirement Plans
We have funded noncontributory defined benefit pension plans for a significant portion of our employees.  In addition, we have an unfunded supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from our principal pension plans, were it not for limitations imposed by income tax regulations.  The plans provide defined benefits based on years of service and final average salary to our U.S. employees hired prior to January 1, 2017 and to our employees in the United Kingdom (U.K.).  The U.S. employees hired on or after January 1, 2017 participate under a cash accumulation formula and receive credits to a notional account based on a percentage of pensionable wages. Interest accrues on the balance in the notional account at a rate determined in accordance with plan provisions. Additionally, we maintain an unfunded post-retirement medical plan that provides health benefits to certain U.S. qualified retirees from ages 55 through 65.  The measurement date for all retirement plans is December 31.
The following table summarizes the benefit obligations, the fair value of plan assets, and the funded status of our pension and postretirement medical plans:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2023	2022	2023	2022	2023	2022

	(In millions)
Change in Benefit Obligation
Balance at January 1,	$1,802	$2,948	$212	$248	$52	$59
Service cost	26	33	9	11	3	3
Interest cost	88	66	9	3	2	1
Actuarial (gain) loss (a)	44	(818)	7	(38)	1	(7)
Plan settlements	(143)	(266)	—	—	—	—
Benefit payments	(77)	(90)	(15)	(12)	(5)	(4)
Foreign currency exchange rate changes	20	(71)	—	—	—	—
Balance at December 31, (b)	$1,760	$1,802	$222	$212	$53	$52
Change in Fair Value of Plan Assets
Balance at January 1,	$2,450	$3,357	$—	$—	$—	$—
Actual return on plan assets	186	(469)	—	—	—	—
Employer contributions	1	1	15	12	5	4
Plan settlements	(143)	(266)	—	—	—	—
Benefit payments	(77)	(90)	(15)	(12)	(5)	(4)
Foreign currency exchange rate changes	28	(83)	—	—	—	—
Balance at December 31,	$2,445	$2,450	$—	$—	$—	$—

Funded Status (Plan assets greater (less) than benefit obligations) at December 31,	$685	$648	$(222)	$(212)	$(53)	$(52)

Unrecognized Net Actuarial (Gains) Losses (c)	$332	$337	$30	$23	$(25)	$(27)
(a)In 2023, changes in discount rates resulted in actuarial losses of $56 million, updates to census data resulted in actuarial losses of $18 million, and the alignment of the projected benefit obligation to the amount of plan settlement payments resulted in actuarial gains of $20 million. Changes in all other assumptions resulted in net actuarial gains of $2 million in 2023. In 2022, changes in discount rates resulted in actuarial gains of $874 million and changes in mortality assumptions resulted in actuarial losses of $8 million. Changes in all other assumptions, including inflation and demographic assumptions, resulted in net actuarial losses of $3 million in 2022.
(b)At December 31, 2023, the accumulated benefit obligation for the funded and unfunded defined benefit pension plans was $1,684 million and $181 million, respectively (2022: $1,743 million and $180 million, respectively).
(c)At December 31, 2023, the unrecognized net actuarial losses related to the U.K. pension plan was $179 million (2022: $175 million).

  Amounts recognized in the Consolidated Balance Sheet at December 31 consisted of the following:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2023	2022	2023	2022	2023	2022

	(In millions)
Noncurrent assets	$685	$648	$—	$—	$—	$—
Current liabilities	—	—	(23)	(24)	(5)	(6)
Noncurrent liabilities	—	—	(199)	(188)	(48)	(46)
Post-retirement benefit assets / (liabilities)	$685	$648	$(222)	$(212)	$(53)	$(52)

Accumulated other comprehensive (income) loss, pre-tax (a)	$332	$337	$30	$23	$(25)	$(27)
(a)The after‑tax deficit reflected in Accumulated other comprehensive income (loss) was $134 million at December 31, 2023 (2022: $131 million deficit).
The net periodic benefit cost for funded and unfunded pension plans, and the postretirement medical plan, is as follows:

	Pension Plans			Postretirement Medical Plan
	2023	2022	2021	2023	2022	2021

	(In millions)
Service cost	$35	$44	$51	$3	$3	$3
Interest cost	97	69	55	2	1	1
Expected return on plan assets	(156)	(196)	(197)	—	—	—
Amortization of unrecognized net actuarial losses (gains)	3	11	58	(2)	(1)	(1)
Settlement loss	17	2	9	—	—	—
Net Periodic Benefit Cost / (Income) (a)	$(4)	$(70)	$(24)	$3	$3	$3
(a)Net non-service cost, which is included in Other, net in the Statement of Consolidated Income, was income of $39 million in 2023 (2022: $114 million of income; 2021: $75 million of income).
In 2023, the Hess Corporation Employees’ Pension Plan paid lump sums to certain participants totaling $143 million which resulted in a noncash settlement loss of $17 million to recognize unamortized actuarial losses.
In 2022, the Hess Corporation Employees’ Pension Plan purchased a single premium annuity contract at a cost of $166 million using assets of the plan to settle and transfer certain of its obligations to a third party. This partial settlement resulted in a noncash settlement loss of $13 million to recognize unamortized actuarial losses.
In 2022, the HOVENSA Legacy Employees’ Pension Plan paid lump sums to certain participants totaling $20 million, and purchased a single premium annuity contract at a cost of $80 million, to settle the plan’s projected benefit obligation in connection with terminating the plan. The settlement transactions resulted in a noncash settlement gain of $11 million to recognize unamortized actuarial gains. The assets remaining after settlement of the plan’s projected benefit obligation of $15 million were transferred to the Hess Corporation Employees’ Pension Plan in December 2022.
In 2024, we forecast service cost for our pension and post-retirement medical plans to be approximately $40 million and net non-service cost of approximately $65 million of income, which is comprised of interest cost of approximately $90 million, and estimated expected return on plan assets of approximately $155 million.
The board of trustees for our U.K. pension plan is evaluating various alternatives to settle all or a portion of the plan’s projected benefit obligation. A decision to proceed will occur only after the board of trustees receives and evaluates proposals and determines that the transaction is in the best interest of plan participants. Should a settlement be completed, a material noncash settlement loss may be recorded reflecting any difference between the settlement value and projected benefit obligation, and the acceleration of the recognition of unrecognized actuarial losses.

Assumptions:  The weighted average actuarial assumptions used to determine benefit obligations at December 31 and net periodic benefit cost for the three years ended December 31 for our funded and unfunded pension plans were as follows:

	2023	2022	2021
Benefit Obligations:
Discount rate	4.8%	5.0%	2.5%
Rate of compensation increase	3.9%	4.0%	3.8%

Net Periodic Benefit Cost:
Discount rate
Service cost	5.0%	3.3%	2.6%
Interest cost	4.9%	3.0%	1.7%
Expected rate of return on plan assets	6.5%	6.5%	6.6%
Rate of compensation increase	4.0%	3.8%	3.8%
The actuarial assumptions used to determine benefit obligations at December 31 for the post-retirement medical plan were as follows:

	2023	2022	2021
Discount rate	4.7%	4.9%	2.4%
Initial health care trend rate	6.0%	6.3%	5.5%
Ultimate trend rate	4.0%	4.0%	4.0%
Year in which ultimate trend rate is reached	2046	2046	2046
The assumptions used to determine net periodic benefit cost for each year were established at the end of each previous year. In 2022 and 2021, there was an interim remeasurement of the funded status of certain plans due to plan settlements which resulted in net periodic benefit cost being recalculated for the remainder of the year using assumptions as of the interim remeasurement dates. The assumptions disclosed in the preceding table used to determine net periodic benefit cost for 2022 and 2021 are a weighted average of the assumptions as of the end of the previous year and the interim remeasurement dates. Due to the timing of plan settlements in 2023, an interim remeasurement of the funded status was unnecessary in 2023. The assumptions used to determine benefit obligations were established at each year end.   Discount rates are developed based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations.
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
Our investment strategy is to maximize long‑term returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes.  Asset classes and target allocations are determined by our investment committee and include domestic and foreign equities, fixed income, and other investments, including hedge funds, real estate and private equity.  Investment managers are prohibited from investing in securities issued by us unless indirectly held as part of an index strategy.  The majority of plan assets are highly liquid, providing ample liquidity for benefit payment requirements.  The current target allocations are 30% equity securities, 50% fixed income securities (including cash and short‑term investment funds) and 20% to all other types of investments.  Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.

Fair value:  The following tables provide the fair value of the financial assets of the funded pension plans at December 31, 2023 and 2022 in accordance with the fair value measurement hierarchy described in Note 1, Nature of Operations, Basis of Presentation and Summary of Accounting Policies.

	Level 1	Level 2	Level 3	Net Asset Value (c)	Total

	(In millions)
December 31, 2023
Cash and Short-Term Investment Funds	$27	$—	$—	$—	$27
Equities:
U.S. equities (domestic)	309	—	—	—	309
International equities (non-U.S.)	52	—	—	158	210
Global equities (domestic and non-U.S.)	—	6	—	55	61
Fixed Income:
Treasury and government related (a)	—	581	—	—	581
Mortgage-backed securities (b)	—	98	—	12	110
Corporate	—	547	—	3	550
Other:
Hedge funds	—	—	—	—	—
Private equity funds	—	—	—	414	414
Real estate funds	—	—	—	183	183
Total investments	$388	$1,232	$—	$825	$2,445
December 31, 2022
Cash and Short-Term Investment Funds	$51	$—	$—	$—	$51
Equities:
U.S. equities (domestic)	409	—	—	11	420
International equities (non-U.S.)	62	11	—	306	379
Global equities (domestic and non-U.S.)	—	5	—	90	95
Fixed Income:
Treasury and government related (a)	—	364	—	—	364
Mortgage-backed securities (b)	—	142	—	18	160
Corporate	—	304	—	8	312
Other:
Hedge funds	—	—	—	75	75
Private equity funds	—	—	—	374	374
Real estate funds	9	—	—	211	220
Total investments	$531	$826	$—	$1,093	$2,450
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
Equities – Consists of individually held U.S. and international equity securities.  This investment category also includes funds that consist primarily of U.S. and international equity securities.  Equity securities, which are individually held and are traded actively on exchanges, are classified as Level 1.  Certain funds, consisting primarily of equity securities, are classified as Level 2 if the NAV is determined and published daily, and is the basis for current transactions.  Commingled funds, consisting primarily of equity securities held in unitized trusts, are valued using the NAV per fund share.
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
Contributions and estimated future benefit payments:  In 2024, we expect to contribute approximately $25 million to our funded pension plans.
Estimated future benefit payments by the funded and unfunded pension plans, and the post-retirement medical plan, which reflect expected future service, are as follows (in millions):

2024	$112
2025	117
2026	167
2027	117
2028	123
Years 2029 to 2033	611
We also have defined contribution plans for certain eligible employees.  Employees may contribute a portion of their compensation to these plans and we match a portion of the employee contributions.  We recorded expense of $24 million in 2023 for contributions to these plans (2022: $22 million; 2021: $18 million).

10.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	Other (a)	E&P Total
2023
Sales of net production volumes:
Crude oil revenue	$3,058	$3,486	$144	$—	$6,688	$—	$—	$6,688
Natural gas liquids revenue	529	—	—	—	529	—	—	529
Natural gas revenue	182	—	800	—	982	—	—	982
Sales of purchased oil and gas	2,390	70	—	—	2,460	—	—	2,460
Third-party services	—	—	—	—	—	8	—	8
Intercompany revenue	—	—	—	—	—	1,338	(1,338)	—
Total sales (b)	6,159	3,556	944	—	10,659	1,346	(1,338)	10,667
Other operating revenues (c)	(78)	(62)	(19)	—	(159)	3	—	(156)
Total sales and other operating revenues	$6,081	$3,494	$925	$—	$10,500	$1,349	$(1,338)	$10,511
2022
Sales of net production volumes:
Crude oil revenue	$3,407	$2,771	$134	$509	$6,821	$—	$—	$6,821
Natural gas liquids revenue	703	—	—	—	703	—	—	703
Natural gas revenue	438	—	739	21	1,198	—	—	1,198
Sales of purchased oil and gas	2,978	53	—	112	3,143	—	—	3,143
Intercompany revenue	—	—	—	—	—	1,273	(1,273)	—
Total sales (b)	7,526	2,824	873	642	11,865	1,273	(1,273)	11,865
Other operating revenues (c)	(312)	(188)	—	(41)	(541)	—	—	(541)
Total sales and other operating revenues	$7,214	$2,636	$873	$601	$11,324	$1,273	$(1,273)	$11,324
2021
Sales of net production volumes:
Crude oil revenue	$2,958	$765	$83	$519	$4,325	$—	$—	$4,325
Natural gas liquids revenue	594	—	—	—	594	—	—	594
Natural gas revenue	350	—	655	10	1,015	—	—	1,015
Sales of purchased oil and gas	1,638	16	—	95	1,749	—	—	1,749
Intercompany revenue	—	—	—	—	—	1,204	(1,204)	—
Total sales (b)	5,540	781	738	624	7,683	1,204	(1,204)	7,683
Other operating revenues (c)	(162)	(27)	—	(21)	(210)	—	—	(210)
Total sales and other operating revenues	$5,378	$754	$738	$603	$7,473	$1,204	$(1,204)	$7,473
(a)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022, and our interests in Denmark, which were sold in August 2021.
(b)Guyana crude oil revenue includes $433 million of revenue from non-customers in 2023 (2022: $230 million). There was no sales revenue from non-customers in 2021.
(c)Other operating revenues are not a component of revenues from contracts with customers. Included within other operating revenues are gains (losses) on commodity derivatives of $(190) million in 2023, $(585) million in 2022, and $(243) million in 2021.
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
2021: We completed the sale of our interests in Denmark for net cash consideration of approximately $130 million, after normal closing adjustments, and recognized a pre-tax gain of $29 million ($29 million after income taxes). In addition, we completed the sale of our Little Knife and Murphy Creek nonstrategic acreage interests in the Bakken for net cash consideration of $297 million, after normal closing adjustments. The sale included approximately 78,700 net acres, which are located in the southernmost portion of the Corporation’s Bakken position. The acreage constituted part of a larger amortization base and the sale was treated as a normal retirement. Accordingly, no gain or loss was recognized upon sale.

12.  Impairment and Other
2023: We recorded a pre-tax charge of $82 million ($82 million after income taxes) that resulted from revisions to estimated costs to abandon certain wells, pipelines and production facilities in the West Delta Field in the Gulf of Mexico. These abandonment obligations were assigned to us as a former owner after they were discharged from Fieldwood Energy LLC (Fieldwood) as part of its approved bankruptcy plan in 2021. See Note 8, Asset Retirement Obligations.
2022: We recorded a pre-tax charge of $28 million ($28 million after income taxes) that resulted from updates to our estimated abandonment liabilities for non-producing properties in the Gulf of Mexico and $26 million ($26 million after income taxes) to fully impair the net book value of our interests in the Penn State Field in the Gulf of Mexico due to a mechanical issue on the field’s remaining production well.
2021: In June 2021, the U.S. Bankruptcy Court approved the bankruptcy plan of Fieldwood, which included the abandonment of certain assets, including seven offshore Gulf of Mexico leases and related facilities in the West Delta Field that were formerly owned by us and sold to a Fieldwood predecessor in 2004, and the discharge of Fieldwood’s obligation to decommission these facilities. As a result, we recognized a pre-tax charge of $147 million ($147 million after income taxes) in connection with the estimated abandonment obligations in the West Delta Field.
13.  Share-based Compensation
We have established and maintain LTIP for the granting of restricted common shares, PSUs and stock options to our employees.  At December 31, 2023, the total number of authorized common stock under the LTIP was 63.5 million shares, of which we have 19.9 million shares available for issuance.  Share‑based compensation expense consisted of the following:

	2023	2022	2021

	(In millions)
Restricted stock	$55	$52	$49
Performance share units	21	20	18
Stock options	11	11	10
Share-based compensation expense before income taxes	$87	$83	$77
Income tax benefit on share-based compensation expense	$—	$—	$—
Based on share‑based compensation awards outstanding at December 31, 2023, unearned compensation expense, before income taxes, of $89 million is expected to be recognized over a weighted average period of 1.8 years.
Our share-based compensation plans can be summarized as follows:
Restricted stock:
Restricted stock generally vests equally on an annual basis over a three-year term and is valued based on the prevailing market price of our common stock on the date of grant.  The following is a summary of restricted stock award activity in 2023:

	Shares of Restricted Common Stock	Weighted - Average Price on Date of Grant

	(In thousands, except per share amounts)
Outstanding at January 1, 2023	1,312	$80.61
Granted	470	141.76
Vested (a)	(735)	73.24
Forfeited	(26)	104.14
Outstanding at December 31, 2023	1,021	$113.47
(a)In 2023, restricted stock with a vesting date fair value of $104 million were vested (2022: $86 million; 2021: $72 million).
Performance share units:
PSUs generally vest three years from the date of grant and are valued using a Monte Carlo simulation on the date of grant.
For the PSU's granted in 2021 and 2022, the number of shares of common stock to be issued under a PSU agreement is based on a comparison of the Corporation’s total shareholder return (TSR) to the TSR of a predetermined group of peer companies and the S&P 500 index over a three-year performance period ending December 31 of the year prior to settlement of the grant.  Payouts of the performance share awards will range from 0% to 200% of the target awards based on the Corporation’s TSR ranking within the peer group.  Dividend equivalents for the performance period will accrue on performance shares but will only be paid out on earned shares after the performance period.
For the PSU's granted in 2023, the number of shares of common stock to be issued under a PSU agreement is based on a comparison of the Corporation’s total shareholder return compound annual growth rate (TSR CAGR) to the TSR CAGR of the SPDR S&P Oil & Gas Exploration and Production ETF (XOP), with a modifier determined by comparing the Corporation’s TSR CAGR to the TSR CAGR of the S&P 500 index, over a three-year performance period ending December 31, 2025. Payout of the performance share awards will range from 0% to 200% of the target awards based on the comparison of the Corporation’s TSR CAGR to the XOP's TSR CAGR. The modifier can only adjust the payout percentage by plus or minus 10%, up to a maximum of 210% or a minimum of 0%. Dividend equivalents for the performance period will accrue on performance shares but will only be paid out on earned shares after the performance period.
The following is a summary of PSU activity in 2023:

	Performance Share Units	Weighted - Average Fair Value on Date of Grant

	(In thousands, except per share amounts)
Outstanding at January 1, 2023	686	$81.25
Granted	130	178.80
Vested (a)	(303)	57.93
Forfeited	(1)	104.54
Outstanding at December 31, 2023	512	$119.77
(a)In 2023, PSU’s with a vesting date fair value of $55 million were vested (2022: $37 million; 2021: $30 million).
The following weighted average assumptions were utilized to estimate the fair value of PSU awards:

	2023	2022	2021
Risk free interest rate	4.61%	1.59%	0.29%
Stock price volatility	0.478	0.584	0.579
Contractual term in years	3.0	3.0	3.0
Grant date price of Hess common stock	$141.95	$101.17	$75.04
Stock options:
Stock options vest over three years from the date of grant, have a 10‑year term, and the exercise price equals the market price of our common stock on the date of grant.  The following is a summary of stock options activity in 2023:

	Number of options (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2023	1,481	$69.31	6.6 years
Granted	189	141.71
Exercised	(157)	64.34
Forfeited	(3)	90.73
Outstanding at December 31, 2023	1,510	$78.85	6.1 years
At December 31, 2023, there were 1.5 million outstanding stock options (1.0 million exercisable) with a weighted average exercise price of $78.85 per share ($64.07 per share for exercisable options), a weighted average remaining contractual life of 6.1 years (5.1 years for exercisable options) and an aggregate intrinsic value of $105 million ($88 million for exercisable options). The intrinsic value of stock options exercised in 2023 was $13 million (2022: $44 million, 2021: $45 million).
The following weighted average assumptions were utilized to estimate the fair value of stock options:

	2023	2022	2021
Risk free interest rate	4.20%	1.66%	0.95%
Stock price volatility	0.469	0.457	0.470
Dividend yield	1.24%	1.48%	1.33%
Expected life in years	6.0	6.0	6.0
Weighted average fair value per option granted	$63.45	$39.51	$29.66

In estimating the fair value of PSUs and stock options, the risk-free interest rate is based on the expected term of the award and is obtained from published sources.  The stock price volatility is determined from the historical stock prices of the Corporation using the expected term.
14.  Income Taxes
The provision (benefit) for income taxes consisted of:

	2023	2022	2021

	(In millions)
United States
Federal
Current	$—	$—	$—
Deferred taxes and other accruals	31	22	12
State	7	5	3
	38	27	15
Foreign
Current (a)	537	789	478
Deferred taxes and other accruals	158	283	107
	695	1,072	585
Provision (Benefit) For Income Taxes	$733	$1,099	$600
(a)Primarily comprised of Guyana in 2023, Guyana and Libya in 2022, and Libya in 2021.
Income (loss) before income taxes consisted of the following:

	2023	2022	2021

	(In millions)
United States (a)	$(191)	$569	$143
Foreign	2,662	2,977	1,347
Income (Loss) Before Income Taxes	$2,471	$3,546	$1,490
(a)Includes substantially all of our interest expense, corporate expense, the results of commodity hedging activities, and amounts attributable to noncontrolling interests.
The difference between our effective income tax rate and the U.S. statutory rate is reconciled below:

	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations (a)	7.5	16.5	28.0
State income taxes, net of federal income tax	0.2	0.1	0.2
Valuation allowance on current year operations	4.5	(4.8)	(5.3)
Release of valuation allowance	(1.3)	—	—
Noncontrolling interests in Midstream	(2.0)	(1.6)	(4.0)
Equity and executive compensation	(0.2)	(0.2)	0.4
Total	29.7%	31.0%	40.3%
(a)The variance in effective income tax rates attributable to the effect of foreign operations is primarily driven by Guyana in 2023 and Libya in 2022 and 2021.

The components of deferred tax liabilities and deferred tax assets at December 31, were as follows:

	2023	2022

	(In millions)
Deferred Tax Liabilities
Property, plant and equipment and investments	$(2,117)	$(1,742)
Other	(108)	(99)
Total Deferred Tax Liabilities	(2,225)	(1,841)
Deferred Tax Assets
Net operating loss carryforwards	4,406	4,226
Tax credit carryforwards	109	98
Property, plant and equipment and investments	413	233
Accrued compensation, deferred credits and other liabilities	109	85
Asset retirement obligations	296	279
Other	256	293
Total Deferred Tax Assets	5,589	5,214
Valuation allowances (a)	(3,652)	(3,658)
Total deferred tax assets, net of valuation allowances	1,937	1,556
Net Deferred Tax Assets (Liabilities)	$(288)	$(285)
(a)In 2023, the valuation allowance decreased by $6 million (2022: decrease of $180 million; 2021: decrease of $1,553 million).
In the Consolidated Balance Sheet, deferred tax assets and liabilities are netted by taxing jurisdiction and are recorded at December 31, as follows:

	2023	2022

	(In millions)
Deferred income taxes (long-term asset)	$320	$133
Deferred income taxes (long-term liability)	(608)	(418)
Net Deferred Tax Assets (Liabilities)	$(288)	$(285)
At December 31, 2023, we have a gross deferred tax asset related to net operating loss carryforwards of $4,406 million before application of valuation allowances.  The deferred tax asset is comprised of $127 million attributable to foreign net operating losses which will begin to expire in 2025, $3,778 million attributable to U.S. federal operating losses which will begin to expire in 2034, and $501 million attributable to losses in various U.S. states which will begin to expire in 2024.  The deferred tax asset attributable to foreign net operating losses, net of valuation allowances, is $23 million.  A full valuation allowance is established against the deferred tax asset attributable to U.S. federal and state net operating losses, except for $38 million of U.S. federal and $8 million of U.S. state deferred tax assets attributable to Midstream activities for which separate U.S. federal and state tax returns are filed.  At December 31, 2023, we have U.S. state tax credit carryforwards of $27 million, which will begin to expire in 2034, $81 million of other business credit carryforwards, which will begin to expire in 2036, and foreign tax credit carryforwards of $1 million, which will begin to expire in 2024. A full valuation allowance is established against the deferred tax asset attributable to these credits.
At December 31, 2023, the Consolidated Balance Sheet reflects a $3,652 million (2022: $3,658 million) valuation allowance against the net deferred tax assets for multiple jurisdictions based on application of the relevant accounting standards.  Hess continues to maintain a full valuation allowance against its deferred tax assets in the U.S. (non-Midstream) and certain other jurisdictions. The reduction in valuation allowance year over year is primarily due to a partial release of the valuation allowance in Malaysia, partially offset with an increase in deferred tax asset balances in other jurisdictions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets.  In December 2023, the valuation allowance established against a portion of the net deferred tax assets in Malaysia, related to the Marginal Field tax ring-fence was released in the amount of $33 million as a result of the emergence from a cumulative loss position and positive evidence from forecasted pre-tax income from operations. The remaining valuation allowance in Malaysia is associated with net deferred tax assets of other tax ring-fences which lack sufficient positive evidence to support realizability. While we emerged from a recent cumulative loss position in the U.S. (non-Midstream) in 2023, the cumulative income position is near breakeven. Until we see a more significant and sustained pattern of objectively verifiable income, we do not assign significant weight to subjective long-term projections of future income and thus maintain a full valuation allowance against our U.S. (non-Midstream) federal and state deferred tax assets. If anticipated future earnings are exceeded, sufficient positive evidence may become available to support the release of valuation allowance in the future. This would result in the recognition of certain deferred tax assets on the balance sheet and a decrease to income tax expense for the period in which the release is recognized.

Below is a reconciliation of the gross beginning and ending amounts of unrecognized tax benefits:

	2023	2022	2021

	(In millions)
Balance at January 1	$120	$133	$166
Additions based on tax positions taken in the current year	—	17	12
Additions based on tax positions of prior years	—	—	3
Reductions based on tax positions of prior years	(9)	(30)	(48)
Balance at December 31	$111	$120	$133
There is no balance at December 31, 2023 for unrecognized tax benefits that, if recognized would impact our effective income tax rate.  Over the next 12 months, we have no unrecognized benefit that is reasonably possible to decrease due to settlements with taxing authorities or other resolutions, as well as lapses in statutes of limitation.  At December 31, 2023, we have no accrued interest and penalties related to unrecognized tax benefits (2022: $0 million).
We file income tax returns in the U.S. and various foreign jurisdictions.  We are no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2009.
15.  Outstanding and Weighted Average Common Shares
Net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	2023	2022	2021

	(In millions except per share amounts)
Net Income Attributable to Hess Corporation:
Net income	$1,738	$2,447	$890
Less: Net income attributable to noncontrolling interests	356	351	331
Net income attributable to Hess Corporation	$1,382	$2,096	$559

Weighted Average Number of Common Shares Outstanding:
Basic	305.9	308.1	307.4
Effect of dilutive securities
Restricted common stock	0.5	0.7	0.7
Stock options	0.7	0.6	0.4
Performance share units	0.5	0.2	0.8
Diluted	307.6	309.6	309.3

Net Income Attributable to Hess Corporation per Common Share:
Basic	$4.52	$6.80	$1.82
Diluted	$4.49	$6.77	$1.81

Antidilutive shares excluded from the computation of diluted shares:
Restricted common stock	—	—	—
Stock options	0.2	0.2	0.7
Performance share units	—	—	—
The following table provides the changes in our outstanding common shares:

	2023	2022	2021

	(In millions)
Balance at January 1	306.2	309.7	307.0
Activity related to restricted stock awards, net	0.4	0.5	0.7
Stock options exercised	0.2	0.9	1.5
PSUs vested	0.4	0.5	0.5
Shares repurchased	—	(5.4)	—
Balance at December 31	307.2	306.2	309.7

Common Stock Repurchase Plan:
On March 1, 2023, our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion. This new authorization replaced our previous repurchase authorization which was fully utilized at the end of 2022. There were no shares of our common stock repurchased during 2023 or 2021. During 2022, we repurchased approximately 5.4 million shares of our common stock for $650 million ($20 million was paid subsequent to December 31, 2022). Shares of common stock repurchased are retired upon settlement of the trade.
Common Stock Dividends:
Cash dividends declared on common stock totaled $1.75 per share in 2023 (2022: $1.50 per share; 2021: $1.00 per share).
16.  Supplementary Cash Flow Information
The following information supplements the Statement of Consolidated Cash Flows:

	2023	2022	2021

	(In millions)
Cash Flows From Operating Activities
Interest paid	$(470)	$(486)	$(459)
Net income taxes (paid) refunded	(71)	(1,036)	(16)

Cash Flows From Investing Activities
Additions to property, plant and equipment – E&P:
Capital expenditures incurred – E&P	$(4,033)	$(2,589)	$(1,698)
Increase (decrease) in related liabilities	149	102	114
Additions to property, plant and equipment – E&P	$(3,884)	$(2,487)	$(1,584)

Additions to property, plant and equipment – Midstream:
Capital expenditures incurred – Midstream	$(246)	$(232)	$(183)
Increase (decrease) in related liabilities	22	(6)	20
Additions to property, plant and equipment – Midstream	$(224)	$(238)	$(163)
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
Hess Corporation and its subsidiary HONX, Inc. have been named as defendants in various personal injury claims alleging exposure to asbestos and/or other alleged toxic substances while working at a former refinery (owned and operated by subsidiaries or related entities) located in St. Croix, U.S. Virgin Islands. On April 28, 2022, HONX, Inc. initiated a Chapter 11 § 524G process in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, to resolve these asbestos-related claims. In February 2023, Hess, HONX, Inc., the Unsecured Creditors’ Committee, and counsel representing claimants, reached a mediated resolution of the matter, contingent upon ongoing negotiations with the Future Claimants Representative (FCR), final approvals of all parties and confirmation by the Bankruptcy Court. As of December 31, 2023, following agreement with the FCR, we increased our reserve to a total of $153 million for the amounts expected to be funded to the § 524G trust established for the settlement of all current and future claims. The Bankruptcy Court and U.S. Federal District Court confirmed the HONX Bankruptcy Plan on February 16, 2024.
We are also involved in six claims in federal and state courts in North Dakota related to post-production deductions from royalty and working interest payments. The plaintiffs in these cases assert that we take unauthorized or excessive post-production deductions from royalty or working interest payments for various oil and gas processing and transportation related costs and expenses. These plaintiffs seek reimbursement for allegedly underpaid revenue. It is our position that these costs and expenses are actual, reasonable, necessary, and authorized by the respective leases and North Dakota law. We believe that based on the facts and circumstances of these claims and because we have viable defenses, loss is not probable and the ultimate impact of these claims on our business or accounts cannot be estimated at this time due to the early stages of the proceedings and the speculative and indeterminate damages.
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

Unconditional Purchase Obligations and Commitments
The following table shows aggregate information for certain unconditional purchase obligations and commitments at December 31, 2023, which are not included elsewhere within these Consolidated Financial Statements:

		Payments Due by Period
	Total	2024	2025	2026	2027	2028	Thereafter

	(In millions)
Capital expenditures	$7,472	$2,371	$2,106	$1,757	$774	$371	$93
Operating expenses	762	238	107	55	50	63	249
Transportation and related contracts	2,243	298	260	286	277	261	861

18.  Segment Information
We currently have two operating segments, E&P and Midstream.  The E&P operating segment explores for, develops, produces, purchases and sells crude oil, NGL and natural gas.  Production operations over the three years ended December 31, 2023 were in Guyana, the U.S., Malaysia and the JDA, Libya (sold in November 2022) and Denmark (sold in August 2021). The Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play of North Dakota.  All unallocated costs are reflected under Corporate, Interest and Other.
The following table presents operating segment financial data (in millions):

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
2023
Sales and other operating revenues	$10,500	$11	$—	$—	$10,511
Intersegment revenues	—	1,338	—	(1,338)	—
Total sales and other operating revenues	$10,500	$1,349	$—	$(1,338)	$10,511
Net income (loss) attributable to Hess Corporation	$1,601	$252	$(471)	$—	$1,382
Interest expense	—	179	299	—	478
Depreciation, depletion and amortization	1,852	193	1	—	2,046
Impairment and other	82	—	—	—	82
Provision for income taxes	695	38	—	—	733
Investment in affiliates	76	90	—	—	166
Identifiable assets	17,931	3,984	2,092	—	24,007
Capital expenditures	4,033	246	—	—	4,279

2022
Sales and other operating revenues	$11,324	$—	$—	$—	$11,324
Intersegment revenues	—	1,273	—	(1,273)	—
Total sales and other operating revenues	$11,324	$1,273	$—	$(1,273)	$11,324
Net income (loss) attributable to Hess Corporation	$2,396	$269	$(569)	$—	$2,096
Interest expense	—	150	343	—	493
Depreciation, depletion and amortization	1,520	181	2	—	1,703
Impairment and other	54	—	—	—	54
Provision for income taxes	1,072	27	—	—	1,099
Investment in affiliates	88	94	1	—	183
Identifiable assets	15,022	3,775	2,898	—	21,695
Capital expenditures	2,589	232	—	—	2,821

2021
Sales and other operating revenues	$7,473	$—	$—	$—	$7,473
Intersegment revenues	—	1,204	—	(1,204)	—
Total sales and other operating revenues	$7,473	$1,204	$—	$(1,204)	$7,473
Net income (loss) attributable to Hess Corporation	$770	$286	$(497)	$—	$559
Interest expense	—	105	376	—	481
Depreciation, depletion and amortization	1,361	166	1	—	1,528
Impairment and other	147	—	—	—	147
Provision for income taxes	585	15	—	—	600
Capital expenditures	1,698	183	—	—	1,881
Corporate, Interest and Other had interest income of $82 million in 2023 (2022: $32 million, 2021: $1 million) which is included in Other, net in the Statement of Consolidated Income.

The following table presents financial information by major geographic area:

	United States	Guyana	Malaysia and JDA	Other (a)	Corporate, Interest and other	Total

	(In millions)
2023
Sales and Other Operating Revenues	$6,092	$3,494	$925	$—	$—	$10,511
Property, Plant and Equipment (Net) (b)	10,554	5,957	872	42	7	17,432
2022
Sales and Other Operating Revenues	$7,214	$2,636	$873	$601	$—	$11,324
Property, Plant and Equipment (Net) (b)	9,937	4,042	1,065	46	8	15,098
2021
Sales and Other Operating Revenues	$5,378	$754	$738	$603	$—	$7,473
(a)Other includes our interests in Libya (sold in November 2022), Denmark (sold in August 2021), Suriname and Canada.
(b)Property, plant and equipment in the United States in 2023 includes $7,325 million (2022: $6,764 million) attributable to the E&P segment and $3,229 million (2022: $3,173 million) attributable to the Midstream segment.
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
Corporate Financial Risk Management Activities: Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or reduce our exposure to foreign currency or interest rate movements.  Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production.  Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations.  At December 31, 2023, these forward contracts relate to the British Pound and Malaysian Ringgit.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	December 31, 2023	December 31, 2022

	(In millions)
Foreign exchange forwards and swaps	$226	$177
Interest rate swaps	$100	$100

The table below reflects the gross and net fair values of risk management derivative instruments:

	Assets	Liabilities

	(In millions)
December 31, 2023
Derivative Contracts Designated as Hedging Instruments:
Interest rate swaps	$—	$(2)
Total derivative contracts designated as hedging instruments	—	(2)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	(6)
Total derivative contracts not designated as hedging instruments	—	(6)
Gross fair value of derivative contracts	—	(8)
Gross amount offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$—	$(8)

December 31, 2022
Derivative Contracts Designated as Hedging Instruments:
Interest rate swaps	—	(4)
Total derivative contracts designated as hedging instruments	—	(4)
Derivative Contracts Not Designated as Hedging Instruments:
Foreign exchange forwards and swaps	—	(2)
Total derivative contracts not designated as hedging instruments	—	(2)
Gross fair value of derivative contracts	—	(6)
Gross amount offset in the Consolidated Balance Sheet	—	—
Net Amounts Presented in the Consolidated Balance Sheet	$—	$(6)
At December 31, 2023 and 2022, the fair value of our interest rate swaps is presented within Accrued liabilities and Other liabilities and deferred credits, respectively, in our Consolidated Balance Sheet. The fair value of our foreign exchange forwards and swaps is presented within Accrued liabilities in our Consolidated Balance Sheet. All fair values in the table above are based on Level 2 inputs.
Crude oil price hedging contracts decreased Sales and other operating revenues by $190 million in 2023 (2022: decrease of $585 million; 2021: decrease of $243 million). The change in fair value of interest rate swaps was an increase of $2 million in 2023 (2022: $6 million decrease; 2021: $3 million decrease) with a corresponding adjustment in the carrying value of the hedged fixed‑rate debt. We recognized net foreign exchange gains of $4 million in 2023 (2022: $16 million losses; 2021: $3 million losses). Offsetting these net foreign exchange gains were net losses from our foreign exchange derivative contracts, that are not designated as hedges, of $2 million in 2023 (2022: $14 million gains; 2021: $1 million gains). Foreign exchange gains and losses, and the gains and losses on our foreign exchange derivative contracts, are recorded in Other, net in the Statement of Consolidated Income.
Credit Risk: We are exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers.  Accounts receivable are generated from a diverse domestic and international customer base.  At December 31, 2023, our accounts receivable were concentrated with the following counterparty industry segments:  Integrated companies 40%, Independent E&P companies 37%, Refining and marketing companies 12%, Storage and transportation companies 4%, National oil companies 1%, and Others 6%.  We reduce risk related to certain counterparties, where applicable, by using master netting arrangements and requiring collateral, generally cash or letters of credit.
At December 31, 2023, we had outstanding letters of credit totaling $88 million (2022: $83 million).
Fair Value Measurement: At December 31, 2023, our total long-term debt, which was substantially comprised of fixed rate debt instruments, had a carrying value of $8,613 million and a fair value of $9,006 million, based on Level 2 inputs in the fair value measurement hierarchy.  We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at December 31, 2023 and December 31, 2022.
20.  Subsequent Event
In February 2024, Hess Midstream LP completed an underwritten public equity offering of 11.5 million Hess Midstream LP Class A shares held by an affiliate of GIP. Hess did not receive any proceeds from this transaction. After giving effect to this transaction, public shareholders of Class A shares of Hess Midstream LP own approximately 35%, GIP owns approximately 27%, and Hess owns approximately 38% of the consolidated entity on an as-exchanged basis.

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
Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31	Total	United States	Guyana	Malaysia and JDA	Other (a)

	(In millions)
2023
Property acquisitions
Unproved	$8	$8	$—	$—	$—
Proved	—	—	—	—	—
Exploration	484	167	271	5	41
Production and development capital expenditures (b) (c)	3,885	1,424	2,258	203	—
2022
Property acquisitions
Unproved	$1	$1	$—	$—	$—
Proved	—	—	—	—	—
Exploration	489	158	259	11	61
Production and development capital expenditures (b)	2,449	970	1,167	303	9
2021
Property acquisitions
Unproved	$24	$4	$20	$—	$—
Proved	—	—	—	—	—
Exploration	368	92	250	7	19
Production and development capital expenditures (b) (c)	1,645	653	820	157	15
(a)Other includes our interests in Libya (sold in November 2022), Denmark (sold in August 2021), Suriname and Canada.
(b)Includes an increase for net accruals and revisions of asset retirement obligations of $201 million in 2023 (2022: $218 million increase; 2021: $208 million increase).
(c)Net accruals for asset retirement obligations in the United States exclude a charge of $82 million in 2023 (2021: $147 million) related to our former interests in the West Delta Field in the Gulf of Mexico which we sold to a Fieldwood predecessor in 2004. See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements.
Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31,
	2023	2022

	(In millions)
Unproved properties	$103	$149
Proved properties	2,660	2,660
Wells, equipment and related facilities	29,159	25,182
Total costs	31,922	27,991
Less: Reserve for depreciation, depletion, amortization and lease impairment	17,726	16,074
Net Capitalized Costs	$14,196	$11,917

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

For the Years Ended December 31	Total	United States	Guyana (a)	Malaysia and JDA	Other (b)

	(In millions)
2023
Revenue from net production volumes	$7,761	$3,462	$3,374	$925	$—
Costs and Expenses
Operating costs and expenses	1,479	901	402	176	—
Production and severance taxes	216	206	—	10	—
Midstream tariffs	1,245	1,245	—	—	—
Exploration expenses, including dry holes and lease impairment	317	170	97	1	49
General and administrative expenses	254	213	26	15	—
Depreciation, depletion and amortization	1,852	904	526	422	—
Impairment and other	82	82	—	—	—
Total Costs and Expenses	5,445	3,721	1,051	624	49
Results of Operations Before Income Taxes	2,316	(259)	2,323	301	(49)
Provision (benefit) for income taxes	696	—	628	67	1
Results of Operations	$1,620	$(259)	$1,695	$234	$(50)

2022
Revenue from net production volumes	$7,976	$4,076	$2,538	$873	$489
Costs and Expenses
Operating costs and expenses	1,186	706	320	143	17
Production and severance taxes	255	242	—	13	—
Midstream tariffs	1,193	1,193	—	—	—
Exploration expenses, including dry holes and lease impairment	208	122	63	4	19
General and administrative expenses	224	189	18	16	1
Depreciation, depletion and amortization	1,520	810	394	297	19
Impairment and other	54	54	—	—	—
Total Costs and Expenses	4,640	3,316	795	473	56
Results of Operations Before Income Taxes	3,336	760	1,743	400	433
Provision (benefit) for income taxes	991	—	514	32	445
Results of Operations	$2,345	$760	$1,229	$368	$(12)

2021
Revenue from net production volumes	$5,621	$3,638	$738	$738	$507
Costs and Expenses
Operating costs and expenses (c)	1,073	718	196	106	53
Production and severance taxes	172	166	—	6	—
Midstream tariffs	1,094	1,094	—	—	—
Exploration expenses, including dry holes and lease impairment	162	102	35	7	18
General and administrative expenses	191	162	12	11	6
Depreciation, depletion and amortization (c)	1,426	1,085	109	205	27
Impairment and other	147	147	—	—	—
Total Costs and Expenses	4,265	3,474	352	335	104
Results of Operations Before Income Taxes	1,356	164	386	403	403
Provision (benefit) for income taxes	534	—	119	31	384
Results of Operations	$822	$164	$267	$372	$19
(a)Production commenced from Liza Phase 1 in December 2019, Liza Phase 2 in February 2022 and Payara in November 2023. Operating costs and expenses also include pre-development costs from the operator for future phases of development and Hess internal costs.
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
In order for reserves to be classified as proved, any required government approvals must be obtained and depending on the cost of the project, either senior management or the Board of Directors must commit to fund the development. Our proved reserves are subject to certain risks and uncertainties, which are discussed in Part 1, Item 1A. Risk Factors of this Form 10‑K.
Internal Controls
The Corporation maintains internal controls over its oil and gas reserve estimation processes, which are administered by our Global Reserves group and our Chief Financial Officer. Estimates of reserves are prepared by technical staff who work directly with the oil and gas properties using industry standard reserve estimation principles, definitions and methodologies.  Each year, reserve estimates of the Corporation’s assets are subject to internal technical audits and reviews.  In addition, an independent third-party reserve engineer reviews and audits a significant portion of the Corporation’s reported reserves (see pages 94 through 99).  Reserve estimates are reviewed by senior management and the Board of Directors.
Qualifications
The person primarily responsible for overseeing the preparation of the Corporation’s oil and gas reserves during 2023 was the Director, Global Reserves. He is a member of the Society of Petroleum Engineers and has over 20 years of experience in the oil and gas industry with a MSc degree in Petroleum Engineering. His experience has been primarily focused on oil and gas subsurface understanding and reserves estimation in both domestic and international areas.  He is also responsible for the Corporation’s Global Reserves group, which is the internal organization that establishes the policies and processes used within the operating units to estimate reserves and perform internal technical reserve audits and reviews.
Reserves Audit
We engaged the consulting firm of DeGolyer and MacNaughton (D&M) to perform an audit of the internally prepared reserve estimates on certain fields aggregating approximately 89% of 2023 year‑end reported reserve quantities on a barrel of oil equivalent basis (2022: 89%). The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates and compliance with SEC regulations. The D&M report, dated February 7, 2024, on the Corporation’s estimated oil and gas reserves was prepared using standard geological and engineering methods generally recognized in the petroleum industry. D&M is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years.  D&M’s letter report on the Corporation’s December 31, 2023 oil and gas reserves is included as an exhibit to this Form 10‑K. While the D&M report should be read in its entirety, the report concludes that for the properties reviewed by D&M, the total net proved reserve estimates prepared by Hess and independently evaluated by D&M, in the aggregate, differed by approximately 1.3% (2022: approximately 2.6%) of total audited net proved reserves on a barrel of oil equivalent basis. The report also includes among other information, the qualifications of the technical person primarily responsible for overseeing the reserve audit.
Crude Oil Prices Used to Estimate Proved Reserves
Proved reserves are calculated using the average price during the twelve-month period before December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2023 were $78.10 per barrel for WTI (2022: $94.13; 2021: $66.34) and $82.51 per barrel for Brent (2022:

$97.98; 2021: $68.92).  New York Mercantile Exchange (NYMEX) natural gas prices used were $2.75 per mcf in 2023 (2022: $6.44; 2021: $3.68).
At December 31, 2023, spot prices closed at $71.65 per barrel for WTI and $77.59 per barrel for Brent.  If crude oil prices in 2024 are at levels below that used in determining 2023 proved reserves, we may recognize negative revisions to our December 31, 2024 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2024 above those used in determining 2023 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2024.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves at December 31, 2024, due to numerous currently unknown factors, including 2024 crude oil prices, the amount of any additions to proved reserves, positive or negative revisions in proved reserves related to 2024 reservoir performance, the levels to which industry costs will change in response to 2024 crude oil prices, and management’s plans as of December 31, 2024 for developing proved undeveloped reserves.
Following are the Corporation’s proved reserves:

	Crude Oil & Condensate					Natural Gas Liquids
	United States	Guyana	Malaysia and JDA	Other (a)	Total	United States	Total

	(Millions of bbls)					(Millions of bbls)
Net Proved Reserves
At January 1, 2021	401	204	6	134	745	162	162
Revisions of previous estimates	16	3	—	—	19	23	23
Extensions, discoveries and other additions	161	9	—	1	171	73	73
Sales of minerals in place	(40)	—	—	(27)	(67)	(6)	(6)
Production	(40)	(11)	(1)	(8)	(60)	(19)	(19)
At December 31, 2021	498	205	5	100	808	233	233
Revisions of previous estimates	(35)	4	(1)	(1)	(33)	10	10
Extensions, discoveries and other additions	55	100	—	—	155	22	22
Sales of minerals in place	—	—	—	(93)	(93)	—	—
Production	(35)	(29)	(1)	(6)	(71)	(20)	(20)
At December 31, 2022	483	280	3	—	766	245	245
Revisions of previous estimates	(19)	71	1	—	53	26	26
Extensions, discoveries and other additions	43	78	1	—	122	16	16
Sales of minerals in place	—	—	—	—	—	—	—
Production	(38)	(42)	(2)	—	(82)	(25)	(25)
At December 31, 2023	469	387	3	—	859	262	262

Net Proved Developed Reserves
At January 1, 2021	282	72	4	134	492	120	120
At December 31, 2021	283	65	3	100	451	138	138
At December 31, 2022	277	116	3	—	396	156	156
At December 31, 2023	265	201	3	—	469	173	173

Net Proved Undeveloped Reserves
At January 1, 2021	119	132	2	—	253	42	42
At December 31, 2021	215	140	2	—	357	95	95
At December 31, 2022	206	164	—	—	370	89	89
At December 31, 2023	204	186	—	—	390	89	89
(a)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021).

	Natural Gas					Total
	United States	Guyana (b)	Malaysia and JDA	Other (c)	Total	United States	Guyana	Malaysia and JDA	Other (c)	Total

	(Millions of mcf)					(Millions of boe)
Net Proved Reserves
At January 1, 2021	653	83	675	165	1,576	672	218	118	162	1,170
Revisions of previous estimates	138	(33)	(42)	—	63	62	(3)	(6)	—	53
Extensions, discoveries and other additions	282	—	27	—	309	281	9	4	1	295
Sales of minerals in place	(44)	—	—	(63)	(107)	(53)	—	—	(38)	(91)
Production (a)	(94)	(2)	(135)	(4)	(235)	(75)	(11)	(23)	(9)	(118)
At December 31, 2021 (d)	935	48	525	98	1,606	887	213	93	116	1,309
Revisions of previous estimates	57	17	(15)	(1)	58	(16)	7	(3)	(1)	(13)
Extensions, discoveries and other additions	92	29	1	—	122	92	105	—	—	197
Sales of minerals in place	—	—	—	(94)	(94)	—	—	—	(109)	(109)
Production (a)	(80)	(3)	(136)	(3)	(222)	(68)	(30)	(24)	(6)	(128)
At December 31, 2022 (d)	1,004	91	375	—	1,470	895	295	66	—	1,256
Revisions of previous estimates	16	18	41	—	75	10	74	8	—	92
Extensions, discoveries and other additions	65	81	38	—	184	70	92	7	—	169
Sales of minerals in place	—	—	—	—	—	—	—	—	—	—
Production (a)	(93)	(5)	(139)	—	(237)	(79)	(43)	(25)	—	(147)
At December 31, 2023 (d)	992	185	315	—	1,492	896	418	56	—	1,370

Net Proved Developed Reserves
At January 1, 2021	490	36	543	165	1,234	484	78	94	162	818
At December 31, 2021	568	17	394	98	1,077	516	68	69	116	769
At December 31, 2022	648	37	304	—	989	541	122	54	—	717
At December 31, 2023	656	71	288	—	1,015	547	213	51	—	811

Net Proved Undeveloped Reserves
At January 1, 2021	163	47	132	—	342	188	140	24	—	352
At December 31, 2021	367	31	131	—	529	371	145	24	—	540
At December 31, 2022	356	54	71	—	481	354	173	12	—	539
At December 31, 2023	336	114	27	—	477	349	205	5	—	559
(a)Natural gas production in 2023 includes 17 million mcf used for fuel (2022: 14 million mcf; 2021: 19 million mcf).
(b)Guyana natural gas reserves at December 31, 2023 reflect natural gas to be sold from the Liza Field to supply the 300 megawatt onshore power plant that will be constructed and operated by the Government of Guyana, and natural gas that will be consumed for fuel. Guyana natural gas reserves at December 31, 2022 and 2021 reflect natural gas that will be consumed for fuel.
(c)Other includes our interests in Libya (sold in November 2022) and Denmark (sold in August 2021).
(d)Natural gas to be consumed as fuel represents less than 3% of total proved reserves on a barrel of oil equivalent basis at December 31, 2023, 2022 and 2021.
Extensions, discoveries and other additions (‘Additions’)
2023:  Total Additions were 169 million boe, of which 15 million boe (5 million barrels of crude oil, 2 million barrels of NGL and 48 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves primarily resulted from drilling activity in the Bakken shale play in North Dakota and North Malay Basin, offshore Peninsula Malaysia. Additions to proved undeveloped reserves were 154 million boe (117 million barrels of crude oil, 14 million barrels of NGL and 136 million mcf of natural gas) and are discussed in further detail on page 98.
2022:  Total Additions were 197 million boe, of which 14 million boe (9 million barrels of crude oil, 3 million barrels of NGL and 14 million mcf of natural gas) related to proved developed reserves. Additions to proved developed reserves primarily resulted from drilling activity in the Bakken shale play in North Dakota and the Stabroek Block, offshore Guyana. Additions to proved undeveloped reserves were 183 million boe (146 million barrels of crude oil, 19 million barrels of NGL and 108 million mcf of natural gas) and are discussed in further detail on page 98.
2021:  Total Additions were 295 million boe, of which 25 million boe (14 million barrels of crude oil, 7 million barrels of NGL and 24 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves primarily resulted from drilling activity in the Bakken shale play in North Dakota. Additions to proved undeveloped reserves were 270 million boe (157 million barrels of crude oil, 66 million barrels of NGL and 285 million mcf of natural gas) and are discussed in further detail on page 98.
Revisions of previous estimates
2023:  Total revisions of previous estimates of proved reserves amounted to a net increase of 92 million boe, of which revisions of proved developed reserves amounted to a net increase of 80 million boe (45 million barrels of crude oil, 24 million barrels of NGL and 64 million mcf of natural gas).  In the United States, net positive revisions to proved developed reserves from the Bakken were 13 million boe, comprised of positive revisions of 19 million boe and negative price revisions of 6 million boe. The positive revisions resulted from performance largely driven by an increase in gas volume estimates partially offset by an oil volume reduction, including updated shrinkage and yield factors (55%), and the capture of additional gas volumes (45%). In Guyana, net positive revisions to proved developed reserves of 66 million boe, primarily related to the Liza Field, resulted from improved recovery associated with water injection (60%), well performance (30%), and other positive revisions (10%), primarily increased natural gas for consumption. Revisions associated with proved undeveloped reserves are discussed in further detail on page 98.
2022:  Total revisions of previous estimates of proved reserves amounted to a net decrease of 13 million boe, of which revisions of proved developed reserves amounted to a net increase of 20 million boe (20 million barrels of NGL and 82 million mcf of natural gas offset by a decrease of 14 million barrels of crude oil). In the United States, net positive revisions to proved developed reserves from the Bakken were 17 million boe relating to the capture of additional gas volumes (50%), well performance largely driven by an increase in gas volume estimates partially offset by an oil volume reduction (30%), and the impact of higher commodity prices (20%). In Guyana, net positive revisions to proved developed reserves totaled 2 million boe due to increased recovery based on performance and other positive revisions (7 million boe), partially offset by the impact of higher commodity prices on entitlement allocations in the production sharing contract (5 million boe). Revisions associated with proved undeveloped reserves are discussed in further detail on page 98.
2021:  Total revisions of previous estimates of proved reserves amounted to a net increase of 53 million boe, of which revisions of proved developed reserves amounted to an increase of 73 million boe (31 million barrels of crude oil, 27 million barrels of NGL and 88 million mcf of natural gas).  In the United States, net positive revisions to proved developed reserves from the Bakken of 68 million boe were due to higher commodity prices (39 million boe) and improved well performance (32 million boe), partially offset by other negative revisions of 3 million boe. In the Gulf of Mexico, positive revisions to proved developed reserves were 10 million boe, including 5 million boe of positive price revisions and 5 million boe of other revisions, primarily improved well performance. In Malaysia and JDA, net negative revisions to proved developed reserves were 6 million boe due to the impact of higher commodity prices on entitlement allocations in the production sharing contract at JDA (50%) and performance at North Malay Basin and JDA (50%). Revisions associated with proved undeveloped reserves are discussed in further detail on page 98.
Sales of minerals in place (‘Asset sales’)
2022: Asset sales relate to the divestiture of our working interest in the Waha Concession in Libya.
2021: Asset sales relate to the divestiture of our working interests in Denmark and our acreage interests in the Little Knife and Murphy Creek area of the Bakken.

Proved Undeveloped Reserves
Following are the Corporation’s proved undeveloped reserves:

	United States	Guyana	Malaysia and JDA	Total

	(Millions of boe)
Net Proved Undeveloped Reserves
At January 1, 2021	188	140	24	352
Revisions of previous estimates	(16)	(4)	—	(20)
Extensions, discoveries and other additions	257	9	4	270
Transfers to proved developed reserves	(19)	—	(4)	(23)
Sales of minerals in place	(39)	—	—	(39)
At December 31, 2021	371	145	24	540
Revisions of previous estimates	(35)	5	(3)	(33)
Extensions, discoveries and other additions	81	102	—	183
Transfers to proved developed reserves	(63)	(79)	(9)	(151)
At December 31, 2022	354	173	12	539
Revisions of previous estimates	(1)	8	5	12
Extensions, discoveries and other additions	61	92	1	154
Transfers to proved developed reserves	(65)	(68)	(13)	(146)
At December 31, 2023	349	205	5	559
Extensions, discoveries and other additions (‘Additions’)
2023: In the United States, Additions in the Bakken shale play in North Dakota from new wells planned to be drilled in the next five years were 61 million boe. In Guyana, Additions of 92 million boe were due to the sanctioning of the Uaru Field development (63 million boe), extension of the proved area of the Yellowtail and Payara Fields (19 million boe) and approval of the gas to energy project (10 million boe).
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
Revisions of previous estimates
2023:  In the United States, net negative reserve revisions of 1 million boe were primarily from the Bakken, which included a net decrease of 12 million boe related to wells moved outside the five-year development plan, partially offset by net positive revisions of 11 million boe primarily related to performance and updates to ownership interests. In Guyana, net positive reserve revisions of 8 million boe were primarily due to the impact of lower crude oil prices on entitlement allocations in the production sharing contract. In Malaysia and JDA, net positive revisions of 5 million boe primarily related to incorporating the latest drilling results.
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

Transfers to proved developed reserves (‘Transfers’)
2023:  Transfers from proved undeveloped reserves totaled 68 million boe in Guyana primarily related to the startup of production from the Payara Field development in November 2023 (61 million boe) and drilling activity (7 million boe). In the United States, Transfers of 65 million boe resulted from drilling activity in the Bakken. Transfers in 2023 were consistent with the development plan used to determine proved reserves at December 31, 2022, and in the Bakken we plan to continue to operate four rigs going forward. In Malaysia and JDA, Transfers of 13 million boe resulted from drilling activity.
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
In 2023, capital expenditures of $2,198 million were incurred to convert proved undeveloped reserves to proved developed reserves (2022: $1,780 million; 2021: $190 million).
At December 31, 2023, projects that have proved reserves that have been classified as undeveloped for a period in excess of five years totaled 4 million boe, or less than 1% of total proved reserves, primarily related to the multi-phase offshore development at the North Malay Basin, offshore Peninsula Malaysia.
Production Sharing Contracts
The Corporation’s proved reserves include crude oil and natural gas reserves relating to long‑term agreements with governments or authorities in which the Corporation has the legal right to produce or has a revenue interest in the production.  The Corporation's operations with these production sharing arrangements include those in Guyana, Malaysia, and the JDA. Proved reserves for each of the three years ended December 31, 2023, as well as volumes produced and received during 2023, 2022 and 2021 from these production sharing contracts are presented in the proved reserve tables on pages 95 and 96. Revisions resulting from the entitlement impact of price changes in production sharing contracts increased proved reserves by 10 million boe in 2023 (2022: 14 million boe decrease; 2021: 17 million boe decrease).

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
The prices used for the discounted future net cash flows in 2023 were $78.10 per barrel for WTI (2022: $94.13; 2021: $66.34) and $82.51 per barrel for Brent (2022: $97.98; 2021: $68.92) and do not include the effects of commodity hedges.  NYMEX natural gas prices used were $2.75 per mcf in 2023 (2022: $6.44; 2021: $3.68).  Selling prices have in the past, and can in the future, fluctuate significantly.  As a result, selling prices used in the disclosure of future net cash flows may not be representative of future selling prices.  The discounted future net cash flow estimates do not include exploration expenses, interest expense or corporate general and administrative expenses.  The amount of tax deductions, credits, and allowances relating to the Corporation’s proved oil and gas reserves can change year to year due to factors including changes in proved reserves, variances in actual pre-tax cash flows from forecasted pre-tax cash flows in historical periods, and the impact to year-end carryforward tax attributes associated with deducting in the Corporation’s income tax returns exploration expenses, interest expense, and corporate general and administrative expenses that are not contemplated in the standardized measure computations.  The future net cash flow estimates could be materially different if other assumptions were used.

At December 31	Total	United States	Guyana	Malaysia and JDA	Other (a)

	(In millions)
2023
Future revenues	$68,167	$33,514	$32,691	$1,962	$—
Less:
Future production costs	20,607	14,083	5,750	774	—
Future development costs	13,324	5,866	7,096	362	—
Future income tax expenses	7,373	2,953	4,299	121	—
	41,304	22,902	17,145	1,257	—
Future net cash flows	26,863	10,612	15,546	705	—
Less: Discount at 10% annual rate	12,130	6,254	5,817	59	—
Standardized Measure of Discounted Future Net Cash Flows	$14,733	$4,358	$9,729	$646	$—

2022
Future revenues	$80,822	$50,373	$28,060	$2,389	$—
Less:
Future production costs	19,640	14,141	4,687	812	—
Future development costs	11,088	5,186	5,430	472	—
Future income tax expenses	11,795	7,308	4,307	180	—
	42,523	26,635	14,424	1,464	—
Future net cash flows	38,299	23,738	13,636	925	—
Less: Discount at 10% annual rate	17,382	12,677	4,589	116	—
Standardized Measure of Discounted Future Net Cash Flows	$20,917	$11,061	$9,047	$809	$—

2021
Future revenues	$55,788	$32,054	$13,940	$2,759	$7,035
Less:
Future production costs	15,553	11,246	3,043	910	354
Future development costs	8,122	4,342	3,063	543	174
Future income tax expenses	11,257	3,625	1,516	151	5,965
	34,932	19,213	7,622	1,604	6,493
Future net cash flows	20,856	12,841	6,318	1,155	542
Less: Discount at 10% annual rate	9,603	7,073	2,091	193	246
Standardized Measure of Discounted Future Net Cash Flows	$11,253	$5,768	$4,227	$962	$296
(a)Other includes our interests in Libya (sold in November 2022).

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2023	2022	2021

	(In millions)
Standardized Measure of Discounted Future Net Cash Flows at January 1	$20,917	$11,253	$3,585
Changes during the year:
Sales and transfers of oil and gas produced during the year, net of production costs	(4,821)	(5,342)	(3,282)
Development costs incurred during the year	3,684	2,231	1,437
Net changes in prices and production costs	(13,815)	11,649	11,321
Net change in estimated future development costs	(2,039)	(2,156)	(1,695)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	3,202	5,655	2,419
Revisions of previous oil and gas reserve estimates	2,510	(188)	461
Net purchases (sales) of minerals in place, before income taxes	—	(3,099)	(196)
Accretion of discount	2,716	1,338	578
Net change in income taxes	2,425	(450)	(3,477)
Revision in rate or timing of future production and other changes	(46)	26	102
Total	(6,184)	9,664	7,668
Standardized Measure of Discounted Future Net Cash Flows at December 31	$14,733	$20,917	$11,253

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2023.
There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
Management’s report on internal control over financial reporting and the attestation report on the Corporation’s internal controls over financial reporting are included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.
Item 9B.  Other Information
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I of this Annual Report on Form 10-K.  Additional information required by this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2024 annual meeting of stockholders.
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
Item 11.  Executive Compensation
Information relating to executive compensation is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2024 annual meeting of stockholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2024 annual meeting of stockholders.
See Equity Compensation Plans in Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for information pertaining to securities authorized for issuance under equity compensation plans.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information relating to this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2024 annual meeting of stockholders.
Item 14.  Principal Accounting Fees and Services
Information relating to this item is incorporated herein by reference to the Corporation’s definitive proxy statement for the 2024 annual meeting of stockholders.

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

2(1)†	Agreement and Plan of Merger, dated as of October 22, 2023, among Chevron Corporation, Yankee Merger Sub Inc. and Hess Corporation.
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

3(5)	By-Laws of Hess Corporation (as amended effective May 6, 2020) incorporated by reference to Exhibit 3(1) of Form 10-Q of Registrant for the three months ended March 31, 2020.
3(6)	Amendment to the By-Laws of Hess Corporation (effective as of October 22, 2023) incorporated by reference to Exhibit 3(1) of Form 8-K of Registrant filed on October 23, 2023.
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

10(1)*	Annual Cash Incentive Plan description incorporated by reference to Item 5.02 of Form 8‑K of Registrant filed on March 1, 2023.
10(2)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10‑K of Registrant for the fiscal year ended December 31, 2004.
10(3)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
10(4)*
Letter Agreement, dated May 17, 2001, between Registrant and John P. Rielly relating to Mr. Rielly’s participation in the Hess Corporation Pension Restoration Plan, incorporated by reference to Exhibit 10(18) of Form 10‑K of Registrant for the fiscal year ended December 31, 2002.

10(5)*	Amended and Restated 2008 Long‑term Incentive Plan, incorporated by reference to exhibit 10(1) of Form 8-K of the Registrant filed on May 12, 2015.
10(6)*	Forms of Awards under Registrant’s 2008 Long‑term Incentive Plan, incorporated by reference to Exhibit 10(14) of Form 10‑K of Registrant for the fiscal year ended December 31, 2009.
10(7)*
Form of Amended and Restated Change in Control Termination Benefits Agreement, dated as of May 29, 2009, incorporated by reference to Exhibit 10(1) of Form 10‑Q of Registrant for the three months ended June 30, 2009.  A substantially identical agreement (differing only in the signatories thereto) was entered into between Registrant and John B. Hess.

10(8)*
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

10(9)*
Form of Change in Control Termination Benefits Agreement, dated as of August 3, 2015, between the Registrant and Barbara Lowery-Yilmaz, incorporated by reference to Exhibit 10(2) of Form 10‑Q of Registrant for the three months ended June 30, 2021. Substantially identical agreements (differing only in the signatories thereto) were entered into between the Registrant and other senior officers.

10(10)*
Agreement between Registrant and Gregory P. Hill, relating to Mr. Hill’s compensation and other terms of employment, incorporated by reference to Item 5.02 of Form 8‑K of Registrant filed January 7, 2009.

10(11)*
Agreement between Registrant and Timothy B. Goodell, relating to Mr. Goodell’s compensation and other terms of employment, incorporated by reference to Exhibit 10(20) of Registrant’s Form 10‑K for the fiscal year ended December 31, 2009.

10(12)*	Deferred Compensation Plan of Registrant, dated December 1, 1999, incorporated by reference to Exhibit 10(16) of Form 10‑K of Registrant for the fiscal year ended December 31, 1999.
10(13)*	Hess Corporation 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(1) of Form 8-K of Registrant filed on June 13, 2017.
10(14)*	Form of Restricted Stock Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended March 31, 2020.
10(15)*	Form of Stock Option Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(2) of Form 10-Q of Registrant for the three months ended March 31, 2020.
10(16)*	Form of 2021 Performance Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of the Registrant, for the three months ended March 31, 2021.
10(17)*	Amendment No. 1 to the Hess Corporation 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 8-K of the Registrant, filed on June 3, 2021.
10(18)*	Form of 2022 Performance Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended March 31, 2022.
10(19)*	Form of 2023 Performance Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended March 31, 2023.
10(20)
Voting and Support Agreement, dated October 22, 2023, by and among Chevron Corporation, Hess Corporation and John B. Hess incorporated by reference to Exhibit 10(1) of Form 8‑K of Registrant filed on October 23, 2023.

21	Subsidiaries of Registrant.
23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 26, 2024.
23(2)	Consent of DeGolyer and MacNaughton dated February 26, 2024.
24	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
97*	Registrant’s Compensation Recovery Policy.
99(1)
Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated February 7, 2024, on proved reserves audit as of December 31, 2023 of certain properties attributable to Registrant.

101(INS)	Inline XBRL Instance Document
101(SCH)	Inline XBRL Schema Document
101(CAL)	Inline XBRL Calculation Linkbase Document
101(LAB)	Inline XBRL Labels Linkbase Document
101(PRE)	Inline XBRL Presentation Linkbase Document
101(DEF)	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 has been formatted in Inline XBRL.
* These exhibits relate to executive compensation plans and arrangements.
† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
# Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2024.

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

Signature	Title	Date

/s/ John B. Hess	Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2024
John B. Hess

/s/ James H. Quigley	Director and Chairman of the Board	February 26, 2024
James H. Quigley

/s/ Terrence J. Checki	Director	February 26, 2024
Terrence J. Checki

/s/ Leonard S. Coleman Jr.	Director	February 26, 2024
Leonard S. Coleman Jr.

/s/ Lisa Glatch	Director	February 26, 2024
Lisa Glatch

/s/ Edith E. Holiday	Director	February 26, 2024
Edith E. Holiday

/s/ Marc S. Lipschultz	Director	February 26, 2024
Marc S. Lipschultz

/s/ Raymond J. McGuire	Director	February 26, 2024
Raymond J. McGuire

/s/ David McManus	Director	February 26, 2024
David McManus

/s/ Dr. Kevin O. Meyers	Director	February 26, 2024
Dr. Kevin O. Meyers

/s/ Karyn F. Ovelmen	Director	February 26, 2024
Karyn F. Ovelmen

/s/ John P. Rielly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2024
John P. Rielly

/s/ William G. Schrader	Director	February 26, 2024
William G. Schrader