Form 10-Q
period 2024-03-31
HESS CORP
filed 2024-05-07
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At March 31, 2024, there were 308,111,879 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2024	December 31, 2023

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$1,438	$1,688
Accounts receivable:
From contracts with customers	1,524	1,180
Joint venture and other	165	150
Inventories	382	304
Other current assets	115	108
Total current assets	3,624	3,430
Property, plant and equipment:
Total — at cost	37,706	36,771
Less: Reserves for depreciation, depletion, amortization and lease impairment	19,879	19,339
Property, plant and equipment — net	17,827	17,432
Operating lease right-of-use assets — net	658	720
Finance lease right-of-use assets — net	104	108
Goodwill	360	360
Deferred income taxes	408	320
Post-retirement benefit assets	695	685
Other assets	1,043	952
Total Assets	$24,719	$24,007
Liabilities
Current Liabilities:
Accounts payable	$403	$402
Accrued liabilities	1,774	2,102
Taxes payable	95	85
Current portion of long-term debt	314	311
Current portion of operating and finance lease obligations	365	370
Total current liabilities	2,951	3,270
Long-term debt	8,415	8,302
Long-term operating lease obligations	398	459
Long-term finance lease obligations	151	156
Deferred income taxes	657	608
Asset retirement obligations	1,192	1,186
Other liabilities and deferred credits	424	424
Total Liabilities	14,188	14,405
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued 308,111,879 shares (2023: 307,158,272)	308	307
Capital in excess of par value	6,545	6,495
Retained earnings	3,149	2,318
Accumulated other comprehensive income (loss)	(134)	(134)
Total Hess Corporation stockholders’ equity	9,868	8,986
Noncontrolling interests	663	616
Total Equity	10,531	9,602
Total Liabilities and Equity	$24,719	$24,007
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$3,309	$2,411
Other, net	32	42
Total revenues and non-operating income	3,341	2,453
Costs and Expenses
Marketing, including purchased oil and gas	622	603
Operating costs and expenses	412	382
Production and severance taxes	56	48
Exploration expenses, including dry holes and lease impairment	42	66
General and administrative expenses	124	136
Interest expense	113	123
Depreciation, depletion and amortization	557	491
Total costs and expenses	1,926	1,849
Income Before Income Taxes	1,415	604
Provision for income taxes	348	176
Net Income	1,067	428
Less: Net income attributable to noncontrolling interests	95	82
Net Income Attributable to Hess Corporation	$972	$346

Net Income Attributable to Hess Corporation Per Common Share:
Basic	$3.17	$1.13
Diluted	$3.16	$1.13
Weighted Average Number of Common Shares Outstanding:
Basic	306.4	305.4
Diluted	307.9	307.3
Common Stock Dividends Per Share	$0.4375	$0.4375
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In millions)
Net Income	$1,067	$428
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	—	34
Income taxes on effect of hedge (gains) losses reclassified to income	—	—
Net effect of hedge (gains) losses reclassified to income	—	34
Change in fair value of cash flow hedges	—	(17)
Income taxes on change in fair value of cash flow hedges	—	—
Net change in fair value of cash flow hedges	—	(17)
Change in derivatives designated as cash flow hedges, after taxes	—	17
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	—
Income taxes on actuarial changes in plan liabilities	—	—
(Increase) reduction in unrecognized actuarial losses, net	—	—
Amortization of net actuarial losses	—	—
Income taxes on amortization of net actuarial losses	—	—
Net effect of amortization of net actuarial losses	—	—
Change in pension and other postretirement plans, after taxes	—	—
Other Comprehensive Income (Loss)	—	17
Comprehensive Income	1,067	445
Less: Comprehensive income attributable to noncontrolling interests	95	82
Comprehensive Income Attributable to Hess Corporation	$972	$363
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In millions)
Cash Flows From Operating Activities
Net income	$1,067	$428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	557	491
Exploratory dry hole costs	—	31
Exploration lease impairment	3	5
Stock compensation expense	39	35
Provision for deferred income taxes and other tax accruals	63	42
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(359)	(202)
(Increase) decrease in inventories	(78)	(12)
Increase (decrease) in accounts payable and accrued liabilities	(294)	(23)
Increase (decrease) in taxes payable	10	12
Changes in other operating assets and liabilities	(123)	(169)
Net cash provided by (used in) operating activities	885	638
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(902)	(773)
Additions to property, plant and equipment - Midstream	(55)	(64)
Other, net	(1)	(4)
Net cash provided by (used in) investing activities	(958)	(841)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	115	103
Debt with maturities of greater than 90 days:
Borrowings	—	—
Repayments	(3)	—
Cash dividends paid	(137)	(137)
Common stock acquired and retired	—	(20)
Noncontrolling interests, net	(151)	(131)
Employee stock options exercised	11	3
Payments on finance lease obligations	(3)	(2)
Other, net	(9)	1
Net cash provided by (used in) financing activities	(177)	(183)
Net Increase (Decrease) in Cash and Cash Equivalents	(250)	(386)
Cash and Cash Equivalents at Beginning of Year	1,688	2,486
Cash and Cash Equivalents at End of Period	$1,438	$2,100
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended March 31, 2024
Balance at January 1, 2024	$307	$6,495	$2,318	$(134)	$8,986	$616	$9,602
Net income	—	—	972	—	972	95	1,067
Other comprehensive income (loss)	—	—	—	—	—	—	—
Share-based compensation	1	50	(6)	—	45	—	45
Dividends on common stock	—	—	(135)	—	(135)	—	(135)
Sale of Class A shares of Hess Midstream LP	—	—	—	—	—	94	94
Repurchase of Class B units of Hess Midstream Operations LP	—	—	—	—	—	(53)	(53)
Noncontrolling interests, net	—	—	—	—	—	(89)	(89)
Balance at March 31, 2024	$308	$6,545	$3,149	$(134)	$9,868	$663	$10,531
For the Three Months Ended March 31, 2023
Balance at January 1, 2023	$306	$6,206	$1,474	$(131)	$7,855	$641	$8,496
Net income	—	—	346	—	346	82	428
Other comprehensive income (loss)	—	—	—	17	17	—	17
Share-based compensation	1	40	—	—	41	—	41
Dividends on common stock	—	—	(134)	—	(134)	—	(134)
Repurchase of Class B units of Hess Midstream Operations LP	—	8	—	—	8	(54)	(46)
Noncontrolling interests, net	—	—	—	—	—	(81)	(81)
Balance at March 31, 2023	$307	$6,254	$1,686	$(114)	$8,133	$588	$8,721
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2024 and December 31, 2023, the consolidated results of operations for the three months ended March 31, 2024 and 2023, and consolidated cash flows for the three months ended March 31, 2024 and 2023.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by generally accepted accounting principles (GAAP) in the United States have been condensed or omitted from these interim financial statements.  These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.
On October 22, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron Corporation (Chevron) and Yankee Merger Sub Inc. (Merger Subsidiary), a direct, wholly-owned subsidiary of Chevron. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. Chevron and Hess are working to complete the Merger as soon as practicable and continue to anticipate obtaining all requisite stockholder and regulatory approvals by the middle of 2024. The filing of the arbitration relating to a right of first refusal (the Stabroek ROFR) contained in the operating agreement (the Stabroek JOA) among Hess Guyana Exploration Limited (HGEL) and affiliates of Exxon Mobil Corporation (Exxon Mobil) and China National Offshore Oil Corporation (CNOOC), however, may cause the transaction to be completed at a later time or to fail to be completed. Hess is seeking to have the merits of the arbitration heard by the third quarter of 2024 and to complete the arbitration by the end of 2024. Neither Chevron nor Hess can predict the actual date on which the transaction will be completed because it is subject to conditions beyond each company’s control.
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
 2.  Inventories
Inventories consisted of the following:

	March 31, 2024	December 31, 2023

	(In millions)
Crude oil and natural gas liquids	$100	$72
Materials and supplies	282	232
Total Inventories	$382	$304

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.  Property, Plant and Equipment
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the three months ended March 31, 2024 (in millions):

Balance at January 1, 2024	$952
Additions to capitalized exploratory well costs pending the determination of proved reserves	65
Balance at March 31, 2024	$1,017
In the first three months, additions to capitalized exploratory well costs pending determination of proved reserves primarily related to wells drilled on the Stabroek Block (Hess 30%), offshore Guyana. At March 31, 2024, 37 exploration and appraisal wells on the Stabroek Block, with a total cost of $904 million, were capitalized pending determination of proved reserves.
At March 31, 2024, exploratory well costs capitalized for greater than one year following completion of drilling of $812 million was comprised of the following:
Guyana: 88% of the capitalized well costs in excess of one year relate to successful exploration and appraisal wells where hydrocarbons were encountered on the Stabroek Block.  In April 2024, the Government of Guyana and the partners sanctioned the development of the Whiptail project, the sixth sanctioned project on the block. Approximately $115 million of capitalized exploratory well costs at March 31, 2024 related to the Whiptail project will be reclassified to wells, facilities and equipment in the second quarter of 2024. The operator also plans further appraisal drilling on the block and is conducting pre-development planning for additional phases of development.
Suriname:  5% of the capitalized well costs in excess of one year relate to the Zanderij-1 well on Block 42 (Hess 33%). Exploration and appraisal activities are ongoing.
Joint Development Area (JDA):  5% of the capitalized well costs in excess of one year relate to the JDA (Hess 50%) in the Gulf of Thailand, where hydrocarbons were encountered in three successful exploration wells drilled in the western part of Block A-18. The operator has submitted a development plan concept to the regulator to facilitate ongoing commercial negotiations for an extension of the existing gas sales contract to include development of the western part of the block.
Malaysia:  2% of the capitalized well costs in excess of one year relate to the North Malay Basin (Hess 50%), offshore Peninsular Malaysia, where hydrocarbons were encountered in two successful exploration wells.  Pre-development studies are ongoing.
4.  Hess Midstream LP
At March 31, 2024, Hess Midstream LP, a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $3,460 million (December 31, 2023: $3,385 million) that are on a nonrecourse basis to Hess Corporation, while Hess Midstream LP assets available to settle the obligations of Hess Midstream LP included cash and cash equivalents totaling $4 million (December 31, 2023: $5 million), property, plant and equipment with a carrying value of $3,215 million (December 31, 2023: $3,229 million) and an equity-method investment in the Little Missouri 4 (LM4) gas processing plant of $89 million (December 31, 2023: $90 million). At March 31, 2024, we have an approximate 38% consolidated ownership interest in Hess Midstream LP on an as-exchanged basis, primarily through our ownership of Class B units in Hess Midstream Operations LP (HESM Opco), the operating subsidiary of Hess Midstream LP, which are exchangeable into Class A shares of Hess Midstream LP on a one-for-one basis.
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream LP and Targa Resources Corp. Hess Midstream LP has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. The processing fees included in Operating costs and expenses in the Statement of Consolidated Income for the three months ended March 31, 2024 were $7 million (2023: $5 million).
In February 2024, Hess Midstream LP completed an underwritten public equity offering of 11.5 million Hess Midstream LP Class A shares held by an affiliate of Global Infrastructure Partners (GIP). Hess Corporation did not receive any proceeds from this public equity offering. The transaction resulted in an increase in Noncontrolling interests and deferred tax assets of $94 million resulting from a step-up in the tax basis of Hess Midstream LP’s investment in HESM Opco.
In March 2024, HESM Opco repurchased approximately 2.8 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $100 million, which was financed by HESM Opco's revolving credit facility. The transaction resulted in an

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
increase in deferred tax assets and Noncontrolling interests of $9 million due to an adjustment in the carrying value of Hess Midstream LP’s investment in HESM Opco without a corresponding adjustment in the tax basis. The $62 million paid to GIP reduced Noncontrolling interests.
In March 2023, HESM Opco repurchased approximately 3.6 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $100 million, which was financed by HESM Opco's revolving credit facility. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $8 million, and an increase in deferred tax assets and Noncontrolling interests of $4 million due to an adjustment in the carrying value of Hess Midstream LP’s investment in HESM Opco without a corresponding adjustment in the tax basis. The $50 million paid to GIP reduced Noncontrolling interests.
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	March 31, 2024	December 31, 2023

	(In millions)
Accrued capital expenditures	$636	$670
Accrued operating and marketing expenditures	579	593
Accrued payments to royalty and working interest owners	189	178
Current portion of asset retirement obligations	163	160
Accrued interest on debt	111	144
Accrued compensation and benefits	73	193
Other accruals	23	164
Total Accrued Liabilities	$1,774	$2,102
6.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production				Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	E&P Total

Three Months Ended March 31, 2024
Sales of net production volumes:
Crude oil revenue	$789	$1,510	$29	$2,328	$—	$—	$2,328
Natural gas liquids revenue	153	—	—	153	—	—	153
Natural gas revenue	48	—	211	259	—	—	259
Sales of purchased oil and gas	533	30	—	563	—	—	563
Third-party services	—	—	—	—	5	—	5
Intercompany revenue	—	—	—	—	350	(350)	—
Total sales (a)	1,523	1,540	240	3,303	355	(350)	3,308
Other operating revenues (b)	—	—	—	—	1	—	1
Total sales and other operating revenues	$1,523	$1,540	$240	$3,303	$356	$(350)	$3,309
Three Months Ended March 31, 2023
Sales of net production volumes:
Crude oil revenue	$669	$825	$29	$1,523	$—	$—	$1,523
Natural gas liquids revenue	141	—	—	141	—	—	141
Natural gas revenue	54	—	180	234	—	—	234
Sales of purchased oil and gas	527	17	—	544	—	—	544
Intercompany revenue	—	—	—	—	303	(303)	—
Total sales (a)	1,391	842	209	2,442	303	(303)	2,442
Other operating revenues (b)	(26)	(7)	—	(33)	2	—	(31)
Total sales and other operating revenues	$1,365	$835	$209	$2,409	$305	$(303)	$2,411
(a)Guyana crude oil revenue includes $252 million of revenue from non-customers for the three months ended March 31, 2024 (2023: $108 million).
(b)Other operating revenues are not a component of revenues from contracts with customers. Included within other operating revenues are gains (losses) on commodity derivatives of nil for the three months ended March 31, 2024 (2023: $(34) million).
There have been no significant changes to contracts with customers or the composition thereof during the three months ended

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2024.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas. At March 31, 2024 and December 31, 2023, there were no contract assets or liabilities.
7. Retirement Plans
Components of net periodic benefit cost consisted of the following:

	Three Months Ended March 31,
	2024	2023

	(In millions)

Service cost	$10	$9
Interest cost (a)	23	25
Expected return on plan assets (a)	(38)	(39)
Amortization of unrecognized net actuarial losses (a)	—	—
Net periodic benefit cost (income)	$(5)	$(5)
(a)  Net non-service cost, which is included in Other, net in the Statement of Consolidated Income, was income of $15 million for the three months ended March 31, 2024, compared with income of $14 million for the three months ended March 31, 2023.
The board of trustees for our U.K. pension plan is evaluating various alternatives to settle all or a portion of the plan’s projected benefit obligation. A decision to proceed will occur only after the board of trustees receives and evaluates proposals and determines that the transaction is in the best interest of plan participants. Should a settlement be completed, a material noncash settlement loss may be recorded reflecting any difference between the settlement value and projected benefit obligation, and the acceleration of the recognition of unrecognized actuarial losses. At March 31, 2024, pre-tax unrecognized net actuarial losses related to the U.K. pension plan were $179 million.
8. Weighted Average Common Shares
The Net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Net income attributable to Hess Corporation:
Net income	$1,067	$428
Less: Net income attributable to noncontrolling interests	95	82
Net income attributable to Hess Corporation	$972	$346
Weighted average number of common shares outstanding:
Basic	306.4	305.4
Effect of dilutive securities
Restricted common stock	0.4	0.7
Stock options	0.6	0.7
Performance share units	0.5	0.5
Diluted	307.9	307.3

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2024	2023
Restricted common stock	174	121,189
Stock options	189,260	52,973
Performance share units	—	—
During the three months ended March 31, 2024, we granted 732,691 shares of restricted stock (2023: 446,508), no performance share units (2023: 130,272) and no stock options (2023: 189,479).
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
10.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended March 31, 2024
Sales and other operating revenues	$3,303	$6	$—	$—	$3,309
Intersegment revenues	—	350	—	(350)	—
Total sales and other operating revenues	$3,303	$356	$—	$(350)	$3,309

Net income (loss) attributable to Hess Corporation	$997	$67	$(92)	$—	$972
Depreciation, depletion and amortization	507	50	—	—	557
Provision for income taxes	334	14	—	—	348
Capital expenditures	888	35	—	—	923
For the Three Months Ended March 31, 2023
Sales and other operating revenues	$2,409	$2	$—	$—	$2,411
Intersegment revenues	—	303	—	(303)	—
Total sales and other operating revenues	$2,409	$305	$—	$(303)	$2,411

Net income (loss) attributable to Hess Corporation	$405	$61	$(120)	$—	$346
Depreciation, depletion and amortization	443	47	1	—	491
Provision for income taxes	170	6	—	—	176
Capital expenditures	735	57	—	—	792
Corporate, Interest and Other had interest income of $17 million for the three months ended March 31, 2024 (2023: $20 million) which is included in Other, net in the Statement of Consolidated Income.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Identifiable assets by operating segment were as follows:

	March 31, 2024	December 31, 2023

	(In millions)
Exploration and Production	$18,826	$17,931
Midstream	4,055	3,984
Corporate, Interest and Other	1,838	2,092
Total	$24,719	$24,007
11.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values. Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or reduce our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production. Such strategies are subject to certain limitations under the Merger Agreement. Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At March 31, 2024, these forward contracts and swaps relate to the British Pound and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	March 31, 2024	December 31, 2023

	(In millions)
Foreign exchange forwards / swaps	$259	$226
Interest rate swaps	$100	$100
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges:  Crude oil hedging contracts decreased Sales and other operating revenues by $34 million in the three months ended March 31, 2023. There were no open crude oil hedging contracts at March 31, 2024 or December 31, 2023, or during the three months ended March 31, 2024.
Interest rate swaps designated as fair value hedges: At March 31, 2024 and December 31, 2023, we had interest rate swaps with gross notional amounts totaling $100 million, which were designated as fair value hedges and relate to debt where we have converted interest payments from fixed to floating rates. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. The fair value of our interest rate swaps was a liability of $1 million and a liability of $2 million at March 31, 2024 and December 31, 2023, respectively.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income, were net losses of $2 million in the three months ended March 31, 2024 (2023: net gains of $2 million).  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to net gains of $5 million in the three months ended March 31, 2024 (2023: net losses of $2 million). The fair value of our foreign exchange forwards and swaps was nil at March 31, 2024 and a liability of $6 million at December 31, 2023.
Fair Value Measurement:
At March 31, 2024, our total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $8,729 million and a fair value of $8,965 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at March 31, 2024 and December 31, 2023.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended March 31, 2024 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A Risk Factors of this Form 10-Q.
Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of Mexico, and offshore Suriname. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the block. We currently have three floating production, storage and offloading vessels (FPSO) producing, and plan to have six FPSOs with an aggregate expected production capacity of approximately 1.3 million gross barrels of oil per day (bopd) producing by the end of 2027. The discovered resources to date on the block are expected to underpin the potential for up to ten FPSOs.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at March 31, 2024, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
On October 22, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron Corporation (Chevron) and Yankee Merger Sub Inc. (Merger Subsidiary), a direct, wholly-owned subsidiary of Chevron. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. Chevron and Hess are working to complete the Merger as soon as practicable and continue to anticipate obtaining all requisite stockholder and regulatory approvals by the middle of 2024. The filing of the arbitration relating to the Stabroek right of first refusal (the Stabroek ROFR), however, may cause the transaction to be completed at a later time or to fail to be completed. Hess is seeking to have the merits of the arbitration heard by the third quarter of 2024 and to complete the arbitration by the end of 2024. Neither Chevron nor Hess can predict the actual date on which the transaction will be completed because it is subject to conditions beyond each company’s control.
First Quarter Results
In the first quarter of 2024, net income was $972 million, compared with $346 million in the first quarter of 2023. The increase in after-tax earnings in the first quarter of 2024, compared with the prior-year quarter, was primarily due to higher production volumes.
Exploration and Production Results
In the first quarter of 2024, E&P had net income of $997 million, compared with $405 million in the first quarter of 2023. Total net production averaged 476,000 barrels of oil equivalent per day (boepd) in the first quarter of 2024, compared with 374,000 boepd in the first quarter of 2023. The average realized crude oil selling price was $80.06 per barrel in the first quarter of 2024, compared with $74.23 per barrel, including the effect of hedging, in the first quarter of 2023. The average realized NGL selling price in the first quarter of 2024 was $22.97 per barrel, compared with $24.25 per barrel in the prior-year quarter, while the average realized natural gas selling price was $4.62 per thousand cubic feet (mcf) in the first quarter of 2024, compared with $4.39 per mcf in the first quarter of 2023.
The following is an update of our ongoing E&P activities:
•In North Dakota, net production from the Bakken averaged 190,000 boepd for the first quarter of 2024 (2023 Q1: 163,000 boepd), primarily reflecting increased drilling and completion activity as well as higher NGL and natural gas volumes received under percentage of proceeds contracts. NGL and natural gas volumes received under percentage of proceeds contracts were 19,000 boepd in the first quarter of 2024, compared with 14,000 boepd in the first quarter of 2023, due to lower realized NGL and natural gas prices increasing volumes received as consideration for gas processing fees. We operated four rigs and drilled 31 wells, completed 21 wells, and brought 34 new wells online. We plan to continue operating four drilling rigs in 2024, and we forecast net production to be in the range of 195,000 boepd to 200,000 boepd in the second quarter of 2024.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
•In the Gulf of Mexico, net production for the first quarter of 2024 averaged 31,000 boepd (2023 Q1: 33,000 boepd).
•At the Stabroek Block (Hess 30%), offshore Guyana, net production totaled 190,000 bopd for the first quarter of 2024 (2023 Q1: 112,000 bopd). Net production from Guyana for the first quarter of 2024 included 33,000 bopd of tax barrels (2023 Q1: 15,000 bopd). The third development, Payara, which commenced production in November 2023 from the Prosperity FPSO, reached its initial production capacity of approximately 220,000 gross bopd in January 2024. In the first quarter of 2024, we sold 15 cargos of crude oil from Guyana compared with nine cargos in the prior-year quarter. We expect to sell 13 cargos of crude oil in the second quarter of 2024, and we forecast net production to be in the range of 185,000 bopd to 190,000 bopd in the second quarter of 2024, which includes tax barrels of approximately 25,000 bopd.
The fourth development on the block, Yellowtail, was sanctioned in April 2022 with a production capacity of approximately 250,000 gross bopd and first production expected in 2025. The fifth development, Uaru, was sanctioned in April 2023 with a production capacity of approximately 250,000 gross bopd and first production expected in 2026. In April 2024, we announced the final investment decision to proceed with the development of Whiptail, the sixth development on the Stabroek Block, after the development plan received approval from the Government of Guyana. Whiptail is expected to add production capacity of approximately 250,000 gross bopd by the end of 2027. Up to ten drill centers and 48 production and injection wells are planned.
The successful Bluefin-1 exploration well encountered approximately 197 feet of high-quality hydrocarbon bearing sandstone reservoirs. The well was drilled in 4,244 feet of water and is located approximately 5 miles southeast of the Sailfin-1 discovery.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 33,000 boepd for the first quarter of 2024 (2023 Q1: 37,000 boepd), including contribution from unitized acreage in Malaysia. Net production from North Malay Basin, offshore Peninsular Malaysia, averaged 32,000 boepd for the first quarter of 2024 (2023 Q1: 29,000 boepd).
The following is an update of significant Midstream activities:
•In February 2024, Hess Midstream LP completed an underwritten public equity offering of 11.5 million Hess Midstream LP Class A shares held by an affiliate of GIP. We did not receive any proceeds from the public equity offering.
•In March 2024, HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased approximately 2.8 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $100 million, financed by HESM Opco’s revolving credit facility, of which we received proceeds of $38 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended March 31,
	2024	2023

	(In millions, except per share amounts)
Net Income Attributable to Hess Corporation:
Exploration and Production	$997	$405
Midstream	67	61
Corporate, Interest and Other	(92)	(120)
Total	$972	$346
Net Income Attributable to Hess Corporation Per Common Share:
Basic	$3.17	$1.13
Diluted	$3.16	$1.13
Reconciliation of GAAP and non-GAAP measure
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$885	$638
Changes in operating assets and liabilities	844	394
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$1,729	$1,032
Net cash provided by (used in) operating activities before changes in operating assets and liabilities presented in this report is a non-GAAP measure, which we define as reported net cash provided by (used in) operating activities excluding changes in operating assets and liabilities. Management uses net cash provided by (used in) operating activities before changes in operating assets and liabilities to evaluate the Corporation’s ability to internally fund capital expenditures, pay dividends and service debt and believes that investors’ understanding of our ability to generate cash to fund these items is enhanced by disclosing this measure, which excludes working capital and other movements that may distort assessment of our performance between periods. This measure is not, and should not be viewed as, a substitute for U.S. GAAP net cash provided by (used in) operating activities.
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$3,303	$2,409
Other, net	11	14
Total revenues and non-operating income	3,314	2,423
Costs and Expenses
Marketing, including purchased oil and gas	640	619
Operating costs and expenses	338	323
Production and severance taxes	56	48
Midstream tariffs	328	283
Exploration expenses, including dry holes and lease impairment	42	66
General and administrative expenses	72	66
Depreciation, depletion and amortization	507	443
Total costs and expenses	1,983	1,848
Results of Operations Before Income Taxes	1,331	575
Provision for income taxes	334	170
Net Income Attributable to Hess Corporation	$997	$405
The changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Higher realized selling prices in the first quarter of 2024 increased after-tax earnings by approximately $105 million compared to the same period in 2023.  Average selling prices were as follows:

	Three Months Ended March 31,
	2024	2023

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$71.75	$68.63
Offshore	75.86	68.12
Total United States	72.58	68.50
Guyana	84.27	79.15
Malaysia and JDA	81.10	72.91
Worldwide	80.06	74.23
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$71.75	$71.78
Offshore	75.86	71.27
Total United States	72.58	71.65
Guyana	84.27	79.86
Malaysia and JDA	81.10	72.91
Worldwide	80.06	76.02
Natural Gas Liquids – Per Barrel
United States
North Dakota	$23.03	$24.25
Offshore	21.36	24.28
Worldwide	22.97	24.25
Natural Gas – Per Mcf
United States
North Dakota	$1.80	$2.54
Offshore	2.11	2.42
Total United States	1.85	2.51
Malaysia and JDA	6.49	5.44
Worldwide	4.62	4.39
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the first quarter of 2024 would be $83.00 (2023 Q1: $77.68) per barrel for crude oil (including hedging), $83.00 (2023 Q1: $79.47) per barrel for crude oil (excluding hedging), $22.98 (2023 Q1: $24.48) per barrel for NGLs and $4.75 (2023 Q1: $4.52) per mcf for natural gas.
There were no crude oil hedging activities in the first quarter of 2024. Crude oil hedging activities were a net loss of $34 million before and after income taxes in the first quarter of 2023.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	88	76
Offshore	22	24
Total United States	110	100
Guyana	190	112
Malaysia and JDA	5	4
Total	305	216
Natural Gas Liquids – Barrels
United States
North Dakota	69	61
Offshore	2	1
Total United States	71	62
Natural Gas – Mcf
United States
North Dakota	200	158
Offshore	41	47
Total United States	241	205
Malaysia and JDA	358	369
Total	599	574
Barrels of Oil Equivalent (a)	476	374

Crude oil and natural gas liquids as a share of total production	79%	74%
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
We forecast total net production to be in the range of 465,000 boepd to 475,000 boepd in the second quarter of 2024.
United States:  North Dakota net production was higher in the first quarter of 2024, compared with the corresponding period in 2023, primarily reflecting increased drilling and completion activity as well as higher NGL and natural gas volumes received under percentage of proceeds contracts due to lower commodity prices.
International:  Net production in Guyana was higher in the first quarter of 2024, compared with the corresponding period in 2023, primarily due to the Prosperity FPSO, which commenced production in November 2023 and reached its initial production capacity of approximately 220,000 gross bopd in January 2024. Net production from Guyana included 33,000 bopd of tax barrels in the first quarter of 2024 (2023 Q1: 15,000 bopd).

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Higher sales volumes in the first quarter of 2024 increased after-tax earnings by approximately $600 million compared to the corresponding period in 2023. Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Crude oil – barrels	28,053	19,161
Natural gas liquids – barrels	6,650	5,761
Natural gas – mcf	54,495	51,692
Barrels of Oil Equivalent (a)	43,786	33,537
Crude oil – barrels per day	308	213
Natural gas liquids – barrels per day	73	64
Natural gas – mcf per day	599	574
Barrels of Oil Equivalent Per Day (a)	481	373
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the United States, and transportation and other distribution costs for U.S. and Guyana marketing activities.  Marketing expense in the first quarter of 2024 was comparable to the corresponding period in 2023.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in the first quarter of 2024, compared with the corresponding period in 2023, primarily due to Guyana following the start-up of Payara in November 2023, and increased maintenance activity in North Dakota, partially offset by lower workover costs in the Gulf of Mexico. On a per-unit basis, the decrease in cash operating costs in the first quarter of 2024, compared with the corresponding period in 2023, primarily reflects the impact of the higher production volumes.
Midstream Tariffs Expense:  Tariffs expense in the first quarter of 2024 increased, compared with the corresponding period in 2023, primarily due to higher throughput volumes. We estimate Midstream tariffs expense to be in the range of $340 million to $350 million in the second quarter of 2024.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense was higher in the first quarter of 2024, compared with the corresponding period in 2023, primarily due to higher production volumes from Guyana following the start-up of Payara in November 2023, and North Dakota. On a per-unit basis, the decrease in DD&A expense in the first quarter of 2024, compared with the corresponding period in 2023, was primarily due to year-end 2023 revisions and additions to proved developed reserves.
Unit Costs:  Unit cost per boe information is based on total net production volumes.  Actual and forecast unit costs per boe are as follows:

	Actual		Forecast range
	Three Months Ended March 31,		Three Months Ended June 30,
	2024	2023	2024
Cash operating costs	$10.79	$12.96	$12.50	—	$13.00
DD&A	11.71	13.16	12.00	—	12.50
Total Production Unit Costs	$22.50	$26.12	$24.50	—	$25.50

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Exploratory dry hole costs (a)	$—	$31
Exploration lease impairment	3	5
Geological and geophysical expense and exploration overhead	39	30
Total Exploration Expense	$42	$66
(a)Exploratory dry hole costs in the first quarter of 2023 relate primarily to the Fish/Tarpon-1 and Kokwari-1 exploration wells at the Stabroek Block, offshore Guyana.
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $45 million to $50 million in the second quarter of 2024.
Income Taxes:  E&P income tax expense was $334 million in the first quarter of 2024 and $170 million in the first quarter of 2023. The increase in income tax expense in the first quarter of 2024, compared to the prior-year quarter, was primarily due to higher income tax expense in Guyana as a result of higher pre-tax income.
We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream), while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with U.S. generally accepted accounting principles. While we emerged from a recent cumulative loss position in the U.S. (non-Midstream) in 2023, the cumulative income position is near breakeven. Until we see a more significant and sustained pattern of objectively verifiable income, we do not assign significant weight to subjective long-term projections of future income and thus maintain a full valuation allowance against our U.S. (non-Midstream) federal and state deferred tax assets.
E&P income tax expense is expected to be in the range of $285 million to $295 million in the second quarter of 2024.
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$356	$305
Other, net	3	2
Total revenues and non-operating income	359	307
Costs and Expenses
Operating costs and expenses	78	63
General and administrative expenses	6	6
Interest expense	49	42
Depreciation, depletion and amortization	50	47
Total costs and expenses	183	158
Results of Operations Before Income Taxes	176	149
Provision for income taxes	14	6
Net Income	162	143
Less: Net income attributable to noncontrolling interests	95	82
Net Income Attributable to Hess Corporation	$67	$61
Sales and other operating revenues for the first quarter of 2024 increased, compared to the prior-year quarter, primarily due to higher throughput volumes. Operating costs and expenses for the first quarter of 2024 increased, compared to the prior-year quarter, primarily due to higher maintenance costs. Interest expense for the first quarter of 2024 increased, compared to the prior-year quarter, primarily due to higher interest rates on the credit facilities and higher borrowings on the revolving credit facility. DD&A expense for the first quarter of 2024 increased, compared to the prior-year quarter, primarily due to additional assets placed in service. Provision for income taxes for the first quarter of 2024 increased, compared to the prior-year quarter, primarily driven by increased ownership of HESM Opco by Hess Midstream LP following the equity offerings and unit repurchase transactions in 2023 and 2024.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $65 million to $70 million in the second quarter of 2024.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Corporate and other expenses, net	$28	$39
Interest expense	87	86
Less: Capitalized interest	(23)	(5)
Interest expense, net	64	81
Corporate, Interest and Other expenses before income taxes	92	120
Provision for income taxes	—	—
Net Corporate, Interest and Other expenses after income taxes	$92	$120
Corporate and other expenses, net were lower in the first quarter of 2024, compared to the prior-year quarter, primarily due to lower legal and professional fees. Interest expense, net was lower in the first quarter of 2024, compared to the prior-year quarter, primarily due to capitalized interest that commenced upon sanctioning of the Uaru development in Guyana in April 2023.
Second quarter 2024 corporate and other expenses, net are expected to be in the range of $25 million to $30 million. Interest expense, net is expected to be approximately $60 million in the second quarter of 2024.
Other Items Potentially Affecting Future Results
Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, NGLs and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, crude oil storage capacity, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect our business, see Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A Risk Factors of this Form 10-Q.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	March 31, 2024	December 31, 2023

	(In millions, except ratio)
Cash and cash equivalents (a)	$1,438	$1,688
Current portion of long-term debt	314	311
Total debt (b)	8,729	8,613
Total equity	10,531	9,602
Debt to capitalization ratio for debt covenants (c)	31.9%	33.6%
(a)Includes $5 million of cash attributable to our Midstream segment at March 31, 2024 (December 31, 2023: $6 million) of which $4 million is held by Hess Midstream LP at March 31, 2024 (December 31, 2023: $5 million).
(b)Includes $3,325 million of debt outstanding from our Midstream segment at March 31, 2024 (December 31, 2023: $3,211 million) that is non-recourse to Hess Corporation.
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Net cash provided by (used in):
Operating activities	$885	$638
Investing activities	(958)	(841)
Financing activities	(177)	(183)
Net Increase (Decrease) in Cash and Cash Equivalents	$(250)	$(386)
Operating activities:  Net cash provided by operating activities was $885 million in the first quarter of 2024 (2023: $638 million), while net cash provided by operating activities before changes in operating assets and liabilities was $1,729 million in the first quarter of 2024 (2023: $1,032 million). Net cash provided by operating activities before changes in operating assets and liabilities increased in the first quarter of 2024, compared to the prior-year quarter, primarily due to higher production volumes. During the first quarter of 2024, changes in operating assets and liabilities reduced cash flow from operating activities by $844 million primarily due to an increase in accounts receivable related to Guyana oil liftings, and a decrease in accrued liabilities which includes a payment in connection with a legal settlement related to our former downstream business, HONX, Inc. Changes in operating assets and liabilities in the first quarter of 2023 reduced cash flow from operating activities by $394 million primarily due to premiums paid for crude oil hedge contracts and payments for abandonment activities.
Investing activities:  Additions to property, plant and equipment of $957 million in the first quarter of 2024 were up $120 million compared with the corresponding period in 2023, primarily due to increased drilling activity in the Gulf of Mexico.
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(888)	$(735)
Increase (decrease) in related liabilities	(14)	(38)
Additions to property, plant and equipment - E&P	$(902)	$(773)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(35)	$(57)
Increase (decrease) in related liabilities	(20)	(7)
Additions to property, plant and equipment - Midstream	$(55)	$(64)
Financing activities: Common stock dividends paid were $137 million in both the first quarter of 2024 and 2023. Net cash outflows to noncontrolling interests were $151 million in the first quarter of 2024 (2023: $131 million) which included $62 million paid to GIP (2023: $50 million) for the repurchase by HESM Opco of GIP-owned Class B units. Net borrowings of debt with maturities of 90 days or less related to the HESM Opco revolving credit facility, which was used primarily to finance the repurchase of HESM Opco Class B units in both the first quarter of 2024 and 2023.
Future Capital Requirements and Resources
At March 31, 2024, we had $1.4 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $4.8 billion. Our E&P capital and exploratory expenditures are forecast to be approximately $4.2 billion for 2024. In 2024, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at March 31, 2024 will be sufficient to fund any upcoming debt maturities, and our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities. These actions are subject to certain limitations under the Merger Agreement. See Part I, Item 1A Risk Factors in our Annual Report on Form 10-K

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
for the year ended December 31, 2023 and in Part II, Item 1A Risk Factors of this Form 10-Q for a discussion of risks related to the Merger.
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at March 31, 2024:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	July 2027	$3,250	$—	$—	$—	$3,250
Committed lines	Various (a)	75	—	8	8	67
Uncommitted lines	Various (a)	84	—	84	84	—
Total - Hess Corporation		$3,409	$—	$92	$92	$3,317
Midstream
Revolving credit facility (b)	July 2027	$1,000	$455	$—	$455	$545
Total - Midstream		$1,000	$455	$—	$455	$545
(a)Committed and uncommitted lines have expiration dates through 2025.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). The indentures for the Corporation’s fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of March 31, 2024, Hess Corporation was in compliance with these financial covenants.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At March 31, 2024, HESM Opco had $1.4 billion of senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at March 31, 2024. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At March 31, 2024, borrowings of $455 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $395 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
Credit Ratings:
All three major credit rating agencies that rate the senior unsecured debt of Hess Corporation have assigned an investment grade credit rating. At March 31, 2024, our credit ratings were BBB- at S&P Global Ratings, Baa3 at Moody’s Investors Service, and BBB at Fitch Ratings. Subsequent to the announcement of the Merger all three agencies placed our credit ratings on review for positive action in connection with the Merger.
At March 31, 2024, HESM Opco’s senior unsecured debt is rated BB+ by S&P Global Ratings and Fitch Ratings, and Ba2 by Moody’s Investors Service.

PART I - FINANCIAL INFORMATION (CONT'D.)
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 11, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $259 million at March 31, 2024 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of approximately $25 million, respectively, at March 31, 2024.
At March 31, 2024, our long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,729 million and a fair value of $8,965 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $400 million or $430 million, respectively, at March 31, 2024.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

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
•potential delays in consummating the potential transaction, including as a result of regulatory approvals or the ongoing arbitration proceedings regarding preemptive rights in the Stabroek Block joint operating agreement;
•risks that such ongoing arbitration is not satisfactorily resolved and the potential transaction fails to be consummated;
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Cautionary Note Regarding Forward-Looking Statements (continued)
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
•rating agency actions and Chevron’s and Hess’ ability to access short and long-term debt markets on a timely and affordable basis; and
•other factors described in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A Risk Factors of this Form 10-Q as well as any additional risks described in our other filings with the SEC.
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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2024.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
Information regarding legal proceedings is contained in Note 9, Guarantees and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Merger
Stockholder Suits
As of May 6, 2024, in connection with the Merger Agreement, two lawsuits have been filed challenging the sufficiency of the disclosures made in connection therewith. First, a complaint has been filed in federal court as an individual action. The complaint is captioned as Globokar v. Hess Corporation, et al., 24-cv-01723 (filed March 6, 2024 in the Southern District of New York). It alleges, among other things, that the preliminary proxy statement filed on February 26, 2024 in connection with the Merger Agreement misrepresents and/or omits certain purportedly material information and seeks, among other things an injunction enjoining the consummation of the Merger and the other transactions contemplated by the Merger Agreement. Second, a putative class-action complaint has been filed in the Delaware Court of Chancery under the caption Assad v. Hess Corporation, et al., C.A. No. 2024-0468-NAC (filed May 2, 2024). It alleges that Hess Board of Directors breached its fiduciary duties by failing to disclose purportedly material information in the definitive proxy statement filed on April 26, 2024 and seeks, among other things an injunction enjoining the consummation of the Merger and the other transactions contemplated by the Merger Agreement (including a preliminary injunction against the closing of the transaction) unless and until the allegedly omitted material information is disclosed.
In addition to these lawsuits, several purported stockholders of Hess sent demand letters alleging similar deficiencies regarding the disclosures made in the proxy statement.
Hess cannot predict the outcomes of these matters. Hess believes that these matters are without merit and intends to defend against the matters and any subsequent demands or filed actions. If additional similar complaints are filed or demands sent, Hess will not necessarily disclose such additional filings or demands.
Arbitration
On March 6, 2024, an affiliate of Exxon Mobil Corporation (Exxon Mobil) commenced arbitration proceedings regarding the applicability of the Stabroek ROFR to the Merger pursuant to the dispute resolution requirements of the Stabroek operating agreement (the Stabroek JOA). On March 11, 2024 and March 15, 2024, Hess Guyana Exploration Limited (HGEL) and an affiliate of China National Offshore Oil Corporation (CNOOC), respectively, commenced parallel arbitration proceedings regarding the applicability of the Stabroek ROFR to the Merger pursuant to the dispute resolution requirements of the Stabroek JOA. On March 26, 2024, following a joint application by the parties, the authority administering the arbitration consolidated the three arbitration proceedings.
HGEL has asserted in these arbitration proceedings that the Stabroek ROFR does not apply to the Merger due to the structure of the Merger and the language of the Stabroek ROFR provisions. The Exxon Mobil affiliate and the CNOOC affiliate have asserted in these arbitration proceedings that the Stabroek ROFR applies to the Merger. Chevron and Hess believe that Exxon Mobil’s and CNOOC’s asserted claims are without merit. HGEL intends to vigorously defend its position in the arbitration proceedings and expects the arbitration tribunal will confirm that the Stabroek ROFR does not apply to the Merger. However, the outcome of any arbitration proceedings regarding the applicability of the Stabroek ROFR to the Merger is uncertain.
Item 1A. Risk Factors.
Due to the proposed Merger with Chevron, there have been material changes to the risk factors included under Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023. For a complete discussion of the Corporation’s risk factors, refer to the section entitled Risk Factors in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and the following risk factors:
The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger in a timely manner or at all could have adverse effects on Hess.
The completion of the Merger is subject to a number of conditions, including, among others, (i) approval by Hess stockholders and (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or approval of any Guyanese governmental body, agency or authority that asserts its approval is required in connection with the transaction, which make the completion and timing of the completion of the Merger uncertain. With respect to the Stabroek ROFR, if the arbitration does not result in a confirmation that the Stabroek ROFR is inapplicable to the Merger, and if Chevron, Hess, Exxon Mobil and/or CNOOC do not otherwise agree upon an acceptable resolution, then there would be a failure of a closing condition under the Merger Agreement, in which case the Merger would not close. Some of these conditions are not in Hess’ or Chevron’s control.

PART II - OTHER INFORMATION (CONT'D.)
Risk Factors (continued)
Further, subject to any then ongoing arbitration relating to the Stabroek JOA, either Chevron or Hess may terminate the Merger agreement if the Merger has not been completed by October 22, 2024, (or April 22, 2025 or October 22, 2025, if the applicable end date is extended pursuant to the Merger Agreement) or by such later date as the parties may mutually agree. The Merger Agreement provided for an initial end date of April 18, 2024, but the parties have each waived the right to exercise any termination right available to it with respect to the initial April 18, 2024 end date. In addition, the parties have agreed that in the event there is ongoing arbitration relating to the Stabroek ROFR at any time when the end date would otherwise occur, the end date will be automatically extended until the earlier of (i) the third business day following the determination of such arbitration and (ii) October 22, 2025 (or such later date as the parties may mutually agree). However, this right to terminate the Merger Agreement will not be available to any party whose failure to perform any obligation under the Merger Agreement has principally caused or resulted in the failure of the Merger to be consummated on or before that date.
Item 2. Share Repurchase Activities.
On March 1, 2023, our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion. This new authorization replaced our previous repurchase authorization which was fully utilized at the end of 2022. There were no shares of our common stock repurchased during the three months ended March 31, 2024. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, we are subject to certain restrictions that, among other things, restrict our ability to repurchase, redeem or retire any capital stock of the Corporation.
Item 5. Other Information.
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II - OTHER INFORMATION (CONT'D.)
Item 6.   Exhibits.

Exhibits
10(1)*	Form of 2024 Restricted Stock Award Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Form 8‑K of Registrant filed on March 8, 2024.
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

* #	The exhibit relates to executive compensation plans and arrangements. Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: May 7, 2024