Form 10-Q
period 2024-06-30
HESS CORP
filed 2024-08-08
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At June 30, 2024, there were 308,114,909 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2024	December 31, 2023

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$2,025	$1,688
Accounts receivable:
From contracts with customers	1,117	1,180
Joint venture and other	198	150
Inventories	382	304
Other current assets	111	108
Total current assets	3,833	3,430
Property, plant and equipment:
Total — at cost	38,861	36,771
Less: Reserves for depreciation, depletion, amortization and lease impairment	20,432	19,339
Property, plant and equipment — net	18,429	17,432
Operating lease right-of-use assets — net	772	720
Finance lease right-of-use assets — net	100	108
Goodwill	360	360
Deferred income taxes	499	320
Post-retirement benefit assets	689	685
Other assets	1,128	952
Total Assets	$25,810	$24,007
Liabilities
Current Liabilities:
Accounts payable	$434	$402
Accrued liabilities	1,807	2,102
Taxes payable	109	85
Current portion of long-term debt	317	311
Current portion of operating and finance lease obligations	354	370
Total current liabilities	3,021	3,270
Long-term debt	8,548	8,302
Long-term operating lease obligations	520	459
Long-term finance lease obligations	145	156
Deferred income taxes	689	608
Asset retirement obligations	1,252	1,186
Other liabilities and deferred credits	434	424
Total Liabilities	14,609	14,405
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued 308,114,909 shares (2023: 307,158,272)	308	307
Capital in excess of par value	6,566	6,495
Retained earnings	3,771	2,318
Accumulated other comprehensive income (loss)	(158)	(134)
Total Hess Corporation stockholders’ equity	10,487	8,986
Noncontrolling interests	714	616
Total Equity	11,201	9,602
Total Liabilities and Equity	$25,810	$24,007
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$3,202	$2,289	$6,511	$4,700
Other, net	53	31	85	73
Total revenues and non-operating income	3,255	2,320	6,596	4,773
Costs and Expenses
Marketing, including purchased oil and gas	632	547	1,254	1,150
Operating costs and expenses	490	454	902	836
Production and severance taxes	64	46	120	94
Exploration expenses, including dry holes and lease impairment	101	99	143	165
General and administrative expenses	115	108	239	244
Interest expense	106	122	219	245
Depreciation, depletion and amortization	600	497	1,157	988
Impairment and other	—	82	—	82
Total costs and expenses	2,108	1,955	4,034	3,804
Income Before Income Taxes	1,147	365	2,562	969
Provision for income taxes	296	160	644	336
Net Income	851	205	1,918	633
Less: Net income attributable to noncontrolling interests	94	86	189	168
Net Income Attributable to Hess Corporation	$757	$119	$1,729	$465

Net Income Attributable to Hess Corporation Per Common Share:
Basic	$2.47	$0.39	$5.64	$1.52
Diluted	$2.46	$0.39	$5.61	$1.51
Weighted Average Number of Common Shares Outstanding:
Basic	306.9	306.0	306.6	305.7
Diluted	308.3	307.5	308.1	307.4
Common Stock Dividends Per Share	$0.4375	$0.4375	$0.8750	$0.8750
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Net Income	$851	$205	$1,918	$633
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	—	52	—	86
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	—	52	—	86
Change in fair value of cash flow hedges	—	(73)	—	(90)
Income taxes on change in fair value of cash flow hedges	—	—	—	—
Net change in fair value of cash flow hedges	—	(73)	—	(90)
Change in derivatives designated as cash flow hedges, after taxes	—	(21)	—	(4)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(25)	(13)	(25)	(13)
Income taxes on actuarial changes in plan liabilities	—	—	—	—
(Increase) reduction in unrecognized actuarial losses, net	(25)	(13)	(25)	(13)
Amortization of net actuarial losses	1	1	1	1
Income taxes on amortization of net actuarial losses	—	—	—	—
Net effect of amortization of net actuarial losses	1	1	1	1
Change in pension and other postretirement plans, after taxes	(24)	(12)	(24)	(12)
Other Comprehensive Income (Loss)	(24)	(33)	(24)	(16)
Comprehensive Income	827	172	1,894	617
Less: Comprehensive income attributable to noncontrolling interests	94	86	189	168
Comprehensive Income Attributable to Hess Corporation	$733	$86	$1,705	$449
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023

	(In millions)
Cash Flows From Operating Activities
Net income	$1,918	$633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,157	988
Impairment and other	—	82
Exploratory dry hole costs	63	93
Exploration lease impairment	10	13
Stock compensation expense	59	53
Noncash (gains) losses on commodity derivatives, net	—	52
Provision for deferred income taxes and other tax accruals	114	92
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	15	(14)
(Increase) decrease in inventories	(78)	(61)
Increase (decrease) in accounts payable and accrued liabilities	(194)	(119)
Increase (decrease) in taxes payable	24	22
Changes in other operating assets and liabilities	(310)	(222)
Net cash provided by (used in) operating activities	2,778	1,612
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(1,989)	(1,551)
Additions to property, plant and equipment - Midstream	(119)	(107)
Other, net	(2)	(4)
Net cash provided by (used in) investing activities	(2,110)	(1,662)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	(340)	180
Debt with maturities of greater than 90 days:
Borrowings	600	—
Repayments	(5)	—
Cash dividends paid	(271)	(271)
Common stock acquired and retired	—	(20)
Proceeds from sale of Class A shares of Hess Midstream LP	—	167
Noncontrolling interests, net	(305)	(263)
Employee stock options exercised	13	4
Payments on finance lease obligations	(5)	(4)
Other, net	(18)	(3)
Net cash provided by (used in) financing activities	(331)	(210)
Net Increase (Decrease) in Cash and Cash Equivalents	337	(260)
Cash and Cash Equivalents at Beginning of Year	1,688	2,486
Cash and Cash Equivalents at End of Period	$2,025	$2,226
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended June 30, 2024
Balance at April 1, 2024	$308	$6,545	$3,149	$(134)	$9,868	$663	$10,531
Net income	—	—	757	—	757	94	851
Other comprehensive income (loss)	—	—	—	(24)	(24)	—	(24)
Share-based compensation	—	21	—	—	21	—	21
Dividends on common stock	—	—	(135)	—	(135)	—	(135)
Sale of Class A shares of Hess Midstream LP	—	—	—	—	—	100	100
Repurchase of Class B units of Hess Midstream Operations LP	—	—	—	—	—	(52)	(52)
Noncontrolling interests, net	—	—	—	—	—	(91)	(91)
Balance at June 30, 2024	$308	$6,566	$3,771	$(158)	$10,487	$714	$11,201
For the Three Months Ended June 30, 2023
Balance at April 1, 2023	$307	$6,254	$1,686	$(114)	$8,133	$588	$8,721
Net income	—	—	119	—	119	86	205
Other comprehensive income (loss)	—	—	—	(33)	(33)	—	(33)
Share-based compensation	—	19	—	—	19	—	19
Dividends on common stock	—	—	(135)	—	(135)	—	(135)
Sale of Class A shares of Hess Midstream LP	—	158	—	—	158	93	251
Repurchase of Class B units of Hess Midstream Operations LP	—	11	—	—	11	(55)	(44)
Noncontrolling interests, net	—	—	—	—	—	(82)	(82)
Balance at June 30, 2023	$307	$6,442	$1,670	$(147)	$8,272	$630	$8,902
For the Six Months Ended June 30, 2024
Balance at January 1, 2024	$307	$6,495	$2,318	$(134)	$8,986	$616	$9,602
Net income	—	—	1,729	—	1,729	189	1,918
Other comprehensive income (loss)	—	—	—	(24)	(24)	—	(24)
Share-based compensation	1	71	(6)	—	66	—	66
Dividends on common stock	—	—	(270)	—	(270)	—	(270)
Sale of Class A shares of Hess Midstream LP	—	—	—	—	—	194	194
Repurchase of Class B units of Hess Midstream Operations LP	—	—	—	—	—	(105)	(105)
Noncontrolling interests, net	—	—	—	—	—	(180)	(180)
Balance at June 30, 2024	$308	$6,566	$3,771	$(158)	$10,487	$714	$11,201
For the Six Months Ended June 30, 2023
Balance at January 1, 2023	$306	$6,206	$1,474	$(131)	$7,855	$641	$8,496
Net income	—	—	465	—	465	168	633
Other comprehensive income (loss)	—	—	—	(16)	(16)	—	(16)
Share-based compensation	1	59	—	—	60	—	60
Dividends on common stock	—	—	(269)	—	(269)	—	(269)
Sale of Class A shares of Hess Midstream LP	—	158	—	—	158	93	251
Repurchase of Class B units of Hess Midstream Operations LP	—	19	—	—	19	(109)	(90)
Noncontrolling interests, net	—	—	—	—	—	(163)	(163)
Balance at June 30, 2023	$307	$6,442	$1,670	$(147)	$8,272	$630	$8,902

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2024 and December 31, 2023, the consolidated results of operations for the three and six months ended June 30, 2024 and 2023, and consolidated cash flows for the six months ended June 30, 2024 and 2023.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
On October 22, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron Corporation (Chevron) and Yankee Merger Sub Inc. (Merger Subsidiary), a direct, wholly-owned subsidiary of Chevron. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. On May 28, 2024, a majority of Hess stockholders voted to approve the Merger. Chevron and Hess are working to complete the Merger and anticipate all requisite regulatory reviews concluding in the third quarter of 2024. Hess Guyana Exploration Limited (HGEL), a wholly-owned subsidiary of Hess, is currently in arbitration relating to the applicability of a right of first refusal (the Stabroek ROFR) contained in the operating agreement (the Stabroek JOA) among HGEL and affiliates of Exxon Mobil Corporation (Exxon Mobil) and China National Offshore Oil Corporation (CNOOC). The arbitration merits hearing about the applicability of the Stabroek ROFR to the Merger has been scheduled for May 2025, with a decision expected in the following three months. Neither Chevron nor Hess can predict the actual date on which the transaction will be completed because it is subject to conditions beyond each company’s control, including the outcome of the arbitration.
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
 2.  Inventories
Inventories consisted of the following:

	June 30, 2024	December 31, 2023

	(In millions)
Crude oil and natural gas liquids	$94	$72
Materials and supplies	288	232
Total Inventories	$382	$304

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.  Property, Plant and Equipment
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the six months ended June 30, 2024 (in millions):

Balance at January 1, 2024	$952
Additions to capitalized exploratory well costs pending the determination of proved reserves	102
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(117)
Capitalized exploratory well costs charged to expense	(48)
Balance at June 30, 2024	$889
In the first six months, additions to capitalized exploratory well costs pending determination of proved reserves primarily related to wells drilled on the Stabroek Block (Hess 30%), offshore Guyana. Reclassifications to wells, facilities and equipment based on the determination of proved reserves resulted from the sanction of the Whiptail development project, the sixth sanctioned project on the Stabroek Block. At June 30, 2024, 33 exploration and appraisal wells on the Stabroek Block, with a total cost of $804 million, were capitalized pending determination of proved reserves. Capitalized exploratory well costs charged to expense in the first six months primarily relate to three exploration wells in the Malaysia/Thailand Joint Development Area (JDA) (Hess 50%) in the Gulf of Thailand. In the second quarter of 2024, the regulator provided notification that the current production sharing contract (PSC) for JDA Block A-18 will not be re-awarded to the existing PSC contractors upon its expiration in 2029. There is no plan to develop these discoveries prior to the expiration of the existing PSC. The preceding table excludes well costs of $15 million that were incurred and expensed during the first six months of 2024.
At June 30, 2024, exploratory well costs capitalized for greater than one year following completion of drilling of $702 million was comprised of the following:
Guyana: 92% of the capitalized well costs in excess of one year relate to successful exploration and appraisal wells where hydrocarbons were encountered on the Stabroek Block. The operator also plans further appraisal drilling on the block and is conducting pre-development planning for additional phases of development.
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
4.  Hess Midstream LP
At June 30, 2024, Hess Midstream LP, a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $3,606 million (December 31, 2023: $3,385 million) that are on a non-recourse basis to Hess Corporation, while Hess Midstream LP assets available to settle the obligations of Hess Midstream LP included cash and cash equivalents totaling $100 million (December 31, 2023: $5 million), property, plant and equipment with a carrying value of $3,237 million (December 31, 2023: $3,229 million) and an equity-method investment in the Little Missouri 4 (LM4) gas processing plant of $89 million (December 31, 2023: $90 million). At June 30, 2024, we have an approximate 38% consolidated ownership interest in Hess Midstream LP on an as-exchanged basis, primarily through our ownership of Class B units in Hess Midstream Operations LP (HESM Opco), the operating subsidiary of Hess Midstream LP, which are exchangeable into Class A shares of Hess Midstream LP on a one-for-one basis.
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream LP and Targa Resources Corp. Hess Midstream LP has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. The processing fees included in Operating costs and expenses in the Statement of Consolidated Income for the three and six months ended June 30, 2024 were $8 million and $15 million, respectively, compared with $6 million and $11 million for the three and six months ended June 30, 2023, respectively.
During the first six months of 2024, Hess Midstream LP completed two underwritten public equity offerings of an aggregate of 23.0 million Hess Midstream LP Class A shares held by an affiliate of Global Infrastructure Partners (GIP). Hess Corporation did not receive any proceeds from these public equity offerings. As these transactions did not result in a change in Hess Corporation's ownership interest in Hess Midstream LP on a consolidated basis, there was no adjustment to Noncontrolling interests resulting from changes to ownership interests. However, these transactions, in aggregate, resulted in an increase in Noncontrolling interests and

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
deferred tax assets of $194 million resulting from step-ups in the tax basis of Hess Midstream LP’s investment in HESM Opco.
During the first six months of 2024, HESM Opco repurchased an aggregate of approximately 5.5 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for total proceeds of $200 million. The repurchases were financed using borrowings under HESM Opco's revolving credit facility and cash on hand. As Hess Corporation participated in these repurchases only to the extent necessary to maintain its current ownership interest in Hess Midstream LP on a consolidated basis, there was no adjustment to Noncontrolling interests resulting from changes to ownership interests. However, the repurchases, in aggregate, resulted in an increase in deferred tax assets and Noncontrolling interests of $19 million due to adjustments in the carrying value of Hess Midstream LP’s investment in HESM Opco without corresponding adjustments in the tax basis. The aggregate proceeds paid to GIP of $124 million reduced Noncontrolling interests.
During the first six months of 2023, Hess Midstream LP completed an underwritten public equity offering of approximately 12.8 million Hess Midstream LP Class A shares held by affiliates of Hess Corporation and GIP. Hess Corporation received net proceeds of $167 million from the public offering. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $158 million and $93 million, respectively. The increase to Noncontrolling interests of $93 million is comprised of $9 million resulting from changes to ownership interests and $84 million from an increase to deferred tax assets resulting from a step-up in the tax basis of Hess Midstream LP’s investment in HESM Opco.
During the first six months of 2023, HESM Opco repurchased an aggregate of approximately 7.0 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for total proceeds of $200 million. The repurchases were financed using borrowings under HESM Opco's revolving credit facility. The repurchases, in aggregate, resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $19 million due to changes in ownership interests, and an increase in deferred tax assets and Noncontrolling interests of $10 million due to adjustments in the carrying value of Hess Midstream LP’s investment in HESM Opco without corresponding adjustments in the tax basis. The aggregate proceeds paid to GIP of $100 million reduced Noncontrolling interests.
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	June 30, 2024	December 31, 2023

	(In millions)
Accrued capital expenditures	$678	$670
Accrued operating and marketing expenditures	558	593
Accrued payments to royalty and working interest owners	204	178
Accrued interest on debt	149	144
Current portion of asset retirement obligations	100	160
Accrued compensation and benefits	74	193
Other accruals	44	164
Total Accrued Liabilities	$1,807	$2,102
6. Debt
In May 2024, HESM Opco issued $600 million in aggregate principal amount of 6.500% fixed-rate senior unsecured notes due in 2029 in a private offering. At the time of issuance, the proceeds were primarily used to reduce indebtedness outstanding under HESM Opco's revolving credit facility. The indenture for the 6.500% fixed-rate senior unsecured notes contains covenants that are substantially similar to the covenants contained in the indentures for the other existing HESM Opco fixed-rate senior unsecured notes.
In July 2024, we repaid the outstanding $300 million principal amount of our 3.500% fixed-rate senior unsecured notes, which matured on July 15, 2024. The principal amount of $300 million is classified as Current portion of long-term debt, in the Consolidated Balance Sheet at June 30, 2024.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production				Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	E&P Total

Three Months Ended June 30, 2024
Sales of net production volumes:
Crude oil revenue	$820	$1,370	$29	$2,219	$—	$—	$2,219
Natural gas liquids revenue	140	—	—	140	—	—	140
Natural gas revenue	28	—	229	257	—	—	257
Sales of purchased oil and gas	548	27	—	575	—	—	575
Third-party services	—	—	—	—	6	—	6
Intercompany revenue	—	—	—	—	358	(358)	—
Total sales (a)	1,536	1,397	258	3,191	364	(358)	3,197
Other operating revenues (b)	4	—	—	4	1	—	5
Total sales and other operating revenues	$1,540	$1,397	$258	$3,195	$365	$(358)	$3,202
Three Months Ended June 30, 2023
Sales of net production volumes:
Crude oil revenue	$710	$787	$24	$1,521	$—	$—	$1,521
Natural gas liquids revenue	112	—	—	112	—	—	112
Natural gas revenue	38	—	182	220	—	—	220
Sales of purchased oil and gas	469	15	—	484	—	—	484
Intercompany revenue	—	—	—	—	322	(322)	—
Total sales (a)	1,329	802	206	2,337	322	(322)	2,337
Other operating revenues (b)	(30)	(20)	—	(50)	2	—	(48)
Total sales and other operating revenues	$1,299	$782	$206	$2,287	$324	$(322)	$2,289
Six Months Ended June 30, 2024
Sales of net production volumes:
Crude oil revenue	$1,609	$2,880	$58	$4,547	$—	$—	$4,547
Natural gas liquids revenue	293	—	—	293	—	—	293
Natural gas revenue	76	—	440	516	—	—	516
Sales of purchased oil and gas	1,081	57	—	1,138	—	—	1,138
Third-party services	—	—	—	—	11	—	11
Intercompany revenue	—	—	—	—	708	(708)	—
Total sales (a)	3,059	2,937	498	6,494	719	(708)	6,505
Other operating revenues (b)	4	—	—	4	2	—	6
Total sales and other operating revenues	$3,063	$2,937	$498	$6,498	$721	$(708)	$6,511
Six Months Ended June 30, 2023
Sales of net production volumes:
Crude oil revenue	$1,379	$1,612	$53	$3,044	$—	$—	$3,044
Natural gas liquids revenue	253	—	—	253	—	—	253
Natural gas revenue	92	—	362	454	—	—	454
Sales of purchased oil and gas	996	32	—	1,028	—	—	1,028
Intercompany revenue	—	—	—	—	625	(625)	—
Total sales (a)	2,720	1,644	415	4,779	625	(625)	4,779
Other operating revenues (b)	(56)	(27)	—	(83)	4	—	(79)
Total sales and other operating revenues	$2,664	$1,617	$415	$4,696	$629	$(625)	$4,700
(a)Guyana crude oil revenue includes $214 million and $466 million of revenue from non-customers for the three and six months ended June 30, 2024, compared to $88 million and $196 million for the three and six months ended June 30, 2023.
(b)Other operating revenues are not a component of revenues from contracts with customers. Included within other operating revenues are gains (losses) on commodity derivatives of nil for the three and six months ended June 30, 2024, compared to losses of $(52) million and $(86) million for the three and six months ended June 30, 2023.
There have been no significant changes to contracts with customers or the composition thereof during the six months ended June 30, 2024.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas. At June 30, 2024 and December 31, 2023, there were no contract assets or liabilities.

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
9. Retirement Plans
Components of net periodic benefit cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)

Service cost	$11	$10	$21	$19
Interest cost (a)	23	25	46	50
Expected return on plan assets (a)	(38)	(40)	(76)	(79)
Amortization of unrecognized net actuarial losses (a)	1	1	1	1
Net periodic benefit cost (income)	$(3)	$(4)	$(8)	$(9)
(a)  Net non-service cost, which is included in Other, net in the Statement of Consolidated Income, was income of $14 million and $29 million for the three and six months ended June 30, 2024, compared with income of $14 million and $28 million for the three and six months ended June 30, 2023.
The board of trustees for our U.K. pension plan is evaluating various alternatives to settle all or a portion of the plan’s projected benefit obligation. A decision to proceed will occur only after the board of trustees receives and evaluates proposals and determines that the transaction is in the best interest of plan participants. Should a settlement be completed, a material noncash settlement loss may be recorded reflecting any difference between the settlement value and projected benefit obligation, and the acceleration of the recognition of unrecognized actuarial losses. At June 30, 2024, pre-tax unrecognized net actuarial losses related to the U.K. pension plan were $178 million.
10. Weighted Average Common Shares
The Net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Net income attributable to Hess Corporation:
Net income	$851	$205	$1,918	$633
Less: Net income attributable to noncontrolling interests	94	86	189	168
Net income attributable to Hess Corporation	$757	$119	$1,729	$465
Weighted average number of common shares outstanding:
Basic	306.9	306.0	306.6	305.7
Effect of dilutive securities
Restricted common stock	0.4	0.3	0.4	0.5
Stock options	0.6	0.7	0.6	0.7
Performance share units	0.4	0.5	0.5	0.5
Diluted	308.3	307.5	308.1	307.4

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted common stock	1,474	1,789	824	61,489
Stock options	188,298	189,479	188,779	121,226
Performance share units	—	—	—	—
During the six months ended June 30, 2024, we granted 737,371 shares of restricted stock (2023: 451,226), no performance share units (2023: 130,272) and no stock options (2023: 189,479).
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
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended June 30, 2024
Sales and other operating revenues	$3,195	$7	$—	$—	$3,202
Intersegment revenues	—	358	—	(358)	—
Total sales and other operating revenues	$3,195	$365	$—	$(358)	$3,202

Net income (loss) attributable to Hess Corporation	$765	$66	$(74)	$—	$757
Depreciation, depletion and amortization	550	50	—	—	600
Provision for income taxes	280	16	—	—	296
Capital expenditures	1,120	73	—	—	1,193
For the Three Months Ended June 30, 2023
Sales and other operating revenues	$2,287	$2	$—	$—	$2,289
Intersegment revenues	—	322	—	(322)	—
Total sales and other operating revenues	$2,287	$324	$—	$(322)	$2,289

Net income (loss) attributable to Hess Corporation	$155	$62	$(98)	$—	$119
Depreciation, depletion and amortization	450	47	—	—	497
Impairment and other	82	—	—	—	82
Provision for income taxes	152	8	—	—	160
Capital expenditures	904	52	—	—	956
For the Six Months Ended June 30, 2024
Sales and other operating revenues	$6,498	$13	$—	$—	$6,511
Intersegment revenues	—	708	—	(708)	—
Total sales and other operating revenues	$6,498	$721	$—	$(708)	$6,511

Net income (loss) attributable to Hess Corporation	$1,762	$133	$(166)	$—	$1,729
Depreciation, depletion and amortization	1,057	100	—	—	1,157
Provision for income taxes	614	30	—	—	644
Capital expenditures	2,008	108	—	—	2,116
For the Six Months Ended June 30, 2023
Sales and other operating revenues	$4,696	$4	$—	$—	$4,700
Intersegment revenues	—	625	—	(625)	—
Total sales and other operating revenues	$4,696	$629	$—	$(625)	$4,700

Net income (loss) attributable to Hess Corporation	$560	$123	$(218)	$—	$465
Depreciation, depletion and amortization	893	94	1	—	988
Impairment and other	82	—	—	—	82
Provision for income taxes	322	14	—	—	336
Capital expenditures	1,639	109	—	—	1,748
Corporate, Interest and Other had interest income of $18 million and $35 million for the three and six months ended June 30, 2024, respectively, compared to $21 million and $41 million for the three and six months ended June 30, 2023. Interest income is included in Other, net in the Statement of Consolidated Income.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Identifiable assets by operating segment were as follows:

	June 30, 2024	December 31, 2023

	(In millions)
Exploration and Production	$19,203	$17,931
Midstream	4,264	3,984
Corporate, Interest and Other	2,343	2,092
Total	$25,810	$24,007
13.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values. Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or reduce our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production. Such strategies are subject to certain limitations under the Merger Agreement. Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At June 30, 2024, these forward contracts and swaps relate to the British Pound and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	June 30, 2024	December 31, 2023

	(In millions)
Foreign exchange forwards / swaps	$232	$226
Interest rate swaps	$100	$100
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges:  Crude oil hedging contracts decreased Sales and other operating revenues by $52 million and $86 million in the three and six months ended June 30, 2023, respectively. There were no open crude oil hedging contracts at June 30, 2024 or December 31, 2023, or during the three and six months ended June 30, 2024.
Interest rate swaps designated as fair value hedges: At June 30, 2024 and December 31, 2023, we had interest rate swaps with gross notional amounts totaling $100 million, which were designated as fair value hedges and relate to debt where we have converted interest payments from fixed to floating rates. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. The fair value of our interest rate swaps was nil at June 30, 2024 and a liability of $2 million at December 31, 2023.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income, were gains of $1 million and losses of $1 million in the three and six months ended June 30, 2024, respectively, compared with losses of $2 million and nil in the three and six months ended June 30, 2023, respectively.  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to nil and net gains of $5 million in the three and six months ended June 30, 2024, respectively, compared to net losses of nil and $2 million in the three and six months ended June 30, 2023, respectively. The fair value of our foreign exchange forwards and swaps was nil at June 30, 2024 and a liability of $6 million at December 31, 2023.
Fair Value Measurement:
At June 30, 2024, our total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $8,865 million and a fair value of $9,030 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at June 30, 2024 and December 31, 2023.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended June 30, 2024 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.
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
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at June 30, 2024, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
On October 22, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron Corporation (Chevron) and Yankee Merger Sub Inc. (Merger Subsidiary), a direct, wholly-owned subsidiary of Chevron. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. On May 28, 2024, a majority of Hess stockholders voted to approve the Merger. Chevron and Hess are working to complete the Merger and anticipate all requisite regulatory reviews concluding in the third quarter of 2024. Hess Guyana Exploration Limited (HGEL), a wholly-owned subsidiary of Hess, is currently in arbitration relating to the applicability of a right of first refusal (the Stabroek ROFR) contained in the operating agreement (the Stabroek JOA) among HGEL and affiliates of Exxon Mobil Corporation (Exxon Mobil) and China National Offshore Oil Corporation (CNOOC). The arbitration merits hearing about the applicability of the Stabroek ROFR to the Merger has been scheduled for May 2025, with a decision expected in the following three months. Neither Chevron nor Hess can predict the actual date on which the transaction will be completed because it is subject to conditions beyond each company’s control, including the outcome of the arbitration.
Second Quarter Results
In the second quarter of 2024, net income was $757 million, compared with $119 million in the second quarter of 2023. Excluding items affecting comparability of earnings between periods detailed on page 23, adjusted net income was $809 million in the second quarter of 2024, compared with $201 million in the second quarter of 2023. The increase in adjusted after-tax earnings in the second quarter of 2024, compared with the prior-year quarter, was primarily due to higher production volumes and realized selling prices.
Exploration and Production Results
In the second quarter of 2024, E&P had net income of $765 million, compared with $155 million in the second quarter of 2023. Excluding items affecting comparability of earnings between periods, adjusted net income was $817 million in the second quarter of 2024, compared with $237 million in the second quarter of 2023. Total net production averaged 494,000 barrels of oil equivalent per day (boepd) in the second quarter of 2024, compared with 387,000 boepd in the second quarter of 2023. The average realized crude oil selling price was $80.29 per barrel in the second quarter of 2024, compared with $71.13 per barrel, including the effect of hedging, in the second quarter of 2023. The average realized NGL selling price in the second quarter of 2024 was $20.07 per barrel, compared with $17.95 per barrel in the prior-year quarter, while the average realized natural gas selling price was $4.22 per thousand cubic feet (mcf) in the second quarter of 2024, compared with $3.82 per mcf in the second quarter of 2023.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
The following is an update of our ongoing E&P activities in the second quarter:
•In North Dakota, net production from the Bakken averaged 212,000 boepd for the second quarter of 2024 (2023 Q2: 181,000 boepd), primarily reflecting increased drilling and completion activity. NGL and natural gas volumes received under percentage of proceeds contracts were 26,000 boepd in the second quarter of 2024, compared with 22,000 boepd in the second quarter of 2023. We operated four rigs and drilled 38 wells, completed 37 wells, and brought 31 new wells online. We plan to continue operating four drilling rigs in 2024. We forecast net production to be in the range of 200,000 boepd to 205,000 boepd in the third quarter of 2024, reflecting lower anticipated volumes received under percentage of proceeds contracts and planned maintenance at our gas infrastructure.
•In the Gulf of Mexico, net production for the second quarter of 2024 averaged 24,000 boepd (2023 Q2: 32,000 boepd), primarily due to planned maintenance shut-downs during the second quarter of 2024 at the Conger and Tubular Bells fields. The Pickerel-1 oil discovery (Hess 100%) located in Mississippi Canyon Block 727 achieved first production in late June as a tieback to the Tubular Bells production facilities. In June, we spud an exploration well at the Vancouver prospect (Hess 40%) located in Green Canyon Block 287. The exploration well results are anticipated in the third quarter of 2024.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production totaled 192,000 bopd for the second quarter of 2024 (2023 Q2: 110,000 bopd). Net production from Guyana for the second quarter of 2024 included 29,000 bopd of tax barrels (2023 Q2: 13,000 bopd). The third development, Payara, which commenced production in November 2023 from the Prosperity FPSO, reached its initial production capacity of approximately 220,000 gross bopd in January 2024. In the second quarter of 2024, we sold 14 cargos of crude oil from Guyana compared with nine cargos in the prior-year quarter. We expect to sell 14 cargos of crude oil in the third quarter of 2024. We forecast net production to be in the range of 170,000 bopd to 175,000 bopd in the third quarter of 2024, which includes tax barrels in the range of 25,000 bopd to 30,000 bopd, reflecting downtime associated with the Liza Destiny and Liza Unity FPSOs related to pipeline and field hook-up for the Gas to Energy project, and production optimization work at the Liza Unity FPSO.
The fourth development on the block, Yellowtail, was sanctioned in April 2022 with a production capacity of approximately 250,000 gross bopd and first production expected in 2025. The fifth development, Uaru, was sanctioned in April 2023 with a production capacity of approximately 250,000 gross bopd and first production expected in 2026. The sixth development, Whiptail, was sanctioned in April 2024 and is expected to add production capacity of approximately 250,000 gross bopd by the end of 2027. The application for the environmental permit for the seventh development, Hammerhead, has been filed with Guyana's Environmental Protection Agency. Pending government and regulatory approval and project sanctioning, the development is expected to have a production capacity in the range of 120,000 gross bopd to 180,000 gross bopd with first oil anticipated in 2029.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 36,000 boepd for the second quarter of 2024 (2023 Q2: 37,000 boepd), including contribution from unitized acreage in Malaysia. Net production from North Malay Basin, offshore Peninsular Malaysia, averaged 30,000 boepd for the second quarter of 2024 (2023 Q2: 27,000 boepd).
The following is an update of significant Midstream activities in the second quarter:
•Hess Midstream LP completed an underwritten public equity offering of 11.5 million Hess Midstream LP Class A shares held by an affiliate of GIP. We did not receive any proceeds from the public equity offering.
•HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased approximately 2.7 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $100 million of which we received proceeds of $38 million.
•HESM Opco issued $600 million in aggregate principal amount of 6.500% fixed-rate senior unsecured notes due in 2029 in a private offering.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions, except per share amounts)
Net Income Attributable to Hess Corporation:
Exploration and Production	$765	$155	$1,762	$560
Midstream	66	62	133	123
Corporate, Interest and Other	(74)	(98)	(166)	(218)
Total	$757	$119	$1,729	$465
Net Income Attributable to Hess Corporation Per Common Share:
Basic	$2.47	$0.39	$5.64	$1.52
Diluted	$2.46	$0.39	$5.61	$1.51
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$(52)	$(82)	$(52)	$(82)
Midstream	—	—	—	—
Corporate, Interest and Other	—	—	—	—
Total	$(52)	$(82)	$(52)	$(82)
The items in the table above are explained on page 23.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income attributable to Hess Corporation and adjusted net income attributable to Hess Corporation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Adjusted Net Income Attributable to Hess Corporation:
Net income attributable to Hess Corporation	$757	$119	$1,729	$465
Less: Total items affecting comparability of earnings between periods, after-tax	(52)	(82)	(52)	(82)
Adjusted Net Income Attributable to Hess Corporation	$809	$201	$1,781	$547
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Six Months Ended June 30,
	2024	2023

	(In millions)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$2,778	$1,612
Changes in operating assets and liabilities	543	394
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$3,321	$2,006

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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$3,195	$2,287	$6,498	$4,696
Other, net	31	8	42	22
Total revenues and non-operating income	3,226	2,295	6,540	4,718
Costs and Expenses
Marketing, including purchased oil and gas	651	564	1,291	1,183
Operating costs and expenses	406	384	744	707
Production and severance taxes	64	46	120	94
Midstream tariffs	335	302	663	585
Exploration expenses, including dry holes and lease impairment	101	99	143	165
General and administrative expenses	74	61	146	127
Depreciation, depletion and amortization	550	450	1,057	893
Impairment and other	—	82	—	82
Total costs and expenses	2,181	1,988	4,164	3,836
Results of Operations Before Income Taxes	1,045	307	2,376	882
Provision for income taxes	280	152	614	322
Net Income Attributable to Hess Corporation	$765	$155	$1,762	$560
Excluding the E&P items affecting comparability of earnings between periods detailed on page 23, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, depreciation, depletion and amortization, exploration expenses and income taxes, as discussed below.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Higher realized selling prices in the second quarter and first six months of 2024 increased after-tax earnings by approximately $215 million and $320 million, respectively, compared to the corresponding periods in 2023.  Average selling prices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$75.84	$65.67	$73.84	$67.05
Offshore	80.21	68.32	77.78	68.22
Total United States	76.54	66.24	74.56	67.32
Guyana	82.53	75.82	83.43	77.50
Malaysia and JDA	82.77	68.87	81.94	71.02
Worldwide	80.29	71.13	80.17	72.66
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$75.84	$69.22	$73.84	$70.41
Offshore	80.21	71.86	77.78	71.55
Total United States	76.54	69.79	74.56	70.68
Guyana	82.53	77.64	83.43	78.76
Malaysia and JDA	82.77	68.87	81.94	71.02
Worldwide	80.29	73.74	80.17	74.87
Natural Gas Liquids – Per Barrel
United States
North Dakota	$20.08	$17.90	$21.52	$20.99
Offshore	19.60	20.17	20.62	22.20
Worldwide	20.07	17.95	21.49	21.02
Natural Gas – Per Mcf
United States
North Dakota	$0.81	$1.29	$1.24	$1.83
Offshore	1.33	1.62	1.79	2.03
Total United States	0.86	1.35	1.32	1.87
Malaysia and JDA	6.81	5.56	6.65	5.50
Worldwide	4.22	3.82	4.41	4.09
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the second quarter of 2024 would be $83.16 (2023 Q2: $74.48) per barrel for crude oil (including hedging), $83.16 (2023 Q2: $77.09) per barrel for crude oil (excluding hedging), $20.19 (2023 Q2: $18.35) per barrel for NGLs and $4.32 (2023 Q2: $3.95) per mcf for natural gas. Excluding these fees worldwide selling prices for the first six months of 2024 would be $83.08 (2023: $76.05) per barrel for crude oil (including hedging), $83.08 (2023: $78.26) per barrel for crude oil (excluding hedging), $21.55 (2023: $21.33) per barrel for NGLs and $4.53 (2023: $4.23) per mcf for natural gas.
There were no crude oil hedging activities in the first six months of 2024. Crude oil hedging activities were a net loss of $52 million and $86 million before and after income taxes in the second quarter and first six months of 2023, respectively.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	93	79	90	78
Offshore	18	23	20	23
Total United States	111	102	110	101
Guyana	192	110	191	111
Malaysia and JDA	5	4	5	4
Total	308	216	306	216
Natural Gas Liquids – Barrels
United States
North Dakota	76	68	73	64
Offshore	1	1	2	2
Total United States	77	69	75	66
Natural Gas – Mcf
United States
North Dakota	256	206	228	182
Offshore	28	45	35	47
Total United States	284	251	263	229
Malaysia and JDA	369	359	363	363
Total	653	610	626	592
Barrels of Oil Equivalent (a)	494	387	485	381

Crude oil and natural gas liquids as a share of total production	78%	74%	79%	74%
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
We forecast total net production to be in the range of 460,000 boepd to 470,000 boepd in the third quarter of 2024, reflecting planned downtime in Guyana and Southeast Asia.
United States:  North Dakota net production was higher in the second quarter and first six months of 2024, compared with the corresponding periods in 2023, primarily reflecting increased drilling and completion activity. Total offshore net production was lower in the second quarter and first six months of 2024, compared with the corresponding periods in 2023, primarily due to planned maintenance shut-downs during the second quarter of 2024 at the Conger and Tubular Bells fields.
International:  Net production in Guyana was higher in the second quarter and first six months of 2024, compared with the corresponding periods in 2023, primarily due to the Prosperity FPSO, which commenced production in November 2023 and reached its initial production capacity of approximately 220,000 gross bopd in January 2024. Net production from Guyana included 29,000 bopd and 31,000 bopd of tax barrels in the second quarter and first six months of 2024, respectively, compared with 13,000 bopd and 14,000 bopd of tax barrels in the second quarter and first six months of 2023, respectively.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Higher sales volumes in the second quarter and first six months of 2024 increased after-tax earnings by approximately $445 million and $1,045 million, respectively, compared with the corresponding periods in 2023. Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Crude oil – barrels	26,677	19,740	54,730	38,901
Natural gas liquids – barrels	6,925	6,084	13,575	11,845
Natural gas – mcf	59,402	55,548	113,897	107,240
Barrels of Oil Equivalent (a)	43,502	35,082	87,288	68,619
Crude oil – barrels per day	293	217	301	215
Natural gas liquids – barrels per day	76	67	75	65
Natural gas – mcf per day	653	610	626	592
Barrels of Oil Equivalent Per Day (a)	478	386	480	379
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the United States, and transportation and other distribution costs for U.S. and Guyana marketing activities.  Marketing expense was higher in the second quarter and first six months of 2024, compared with the corresponding periods in 2023, primarily due to higher prices paid for purchased volumes.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in the second quarter and first six months of 2024, compared with the corresponding periods in 2023, primarily due to Guyana following the start-up of Payara in November 2023, and higher production and severance taxes in North Dakota due to higher volumes and crude oil prices, partially offset by lower workover costs in the Gulf of Mexico. On a per-unit basis, the decrease in cash operating costs in the second quarter and first six months of 2024, compared with the corresponding periods in 2023, primarily reflects the impact of the higher production volumes.
Midstream Tariffs Expense:  Tariffs expense in the second quarter and first six months of 2024 increased, compared with the corresponding periods in 2023, primarily due to higher throughput volumes. We estimate Midstream tariffs expense to be in the range of $340 million to $350 million in the third quarter of 2024.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense was higher in the second quarter and first six months of 2024, compared with the corresponding periods in 2023, primarily due to higher production volumes from Guyana following the start-up of Payara in November 2023, and North Dakota. On a per-unit basis, the decrease in DD&A expense in the second quarter and first six months of 2024, compared with the corresponding periods in 2023, was primarily due to year-end 2023 revisions and additions to proved developed reserves.
Unit Costs:  Unit cost per boe information is based on total net production volumes and excludes items affecting comparability of earnings as detailed on page 23.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024
Cash operating costs	$11.69	$13.97	$11.25	$13.48	$13.50	—	$14.00
DD&A	12.24	12.79	11.98	12.97	14.00		14.00
Total Production Unit Costs	$23.93	$26.76	$23.23	$26.45	$27.50	—	$28.00

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Exploratory dry hole costs (a)	$63	$62	$63	$93
Exploration lease impairment	7	8	10	13
Geological and geophysical expense and exploration overhead	31	29	70	59
Total Exploration Expense	$101	$99	$143	$165
(a)Exploratory dry hole costs in the second quarter and first six months of 2024 primarily relates to previously capitalized exploratory wells (see Items Affecting Comparability of Earnings Between Periods below) and the Trumpetfish-1 exploration well at the Stabroek Block, offshore Guyana. Exploratory dry hole costs in the second quarter of 2023 primarily relates to the Ephesus exploration well, offshore Newfoundland, Canada and the Kokwari-1 exploration well at the Stabroek Block, offshore Guyana. Exploratory dry hole costs in the first six months of 2023 primarily relates to the Ephesus exploration well, offshore Newfoundland, Canada and the Kokwari-1 and Fish/Tarpon-1 exploration wells at the Stabroek Block, offshore Guyana.
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $45 million to $50 million in the third quarter of 2024.
Income Taxes:  E&P income tax expense was $280 million and $614 million in the second quarter and first six months of 2024, respectively, compared with $152 million and $322 million in the second quarter and first six months of 2023, respectively. The increase in income tax expense in the second quarter and first six months 2024, compared with the corresponding periods in 2023, was primarily due to higher income tax expense in Guyana as a result of higher pre-tax income.
We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream), while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with U.S. generally accepted accounting principles. While we emerged from a recent cumulative loss position in the U.S. (non-Midstream) in 2023, there is not sufficient positive evidence to support a release of the valuation allowance. Until we see a more significant and sustained pattern of objectively verifiable income, we do not assign significant weight to subjective long-term projections of future income and thus maintain a full valuation allowance against our U.S. (non-Midstream) federal and state deferred tax assets.
E&P income tax expense is expected to be in the range of $265 million to $275 million in the third quarter of 2024.
Items Affecting Comparability of Earnings Between Periods:
In the second quarter of 2024, we recognized a pre-tax charge of $48 million ($38 million after income taxes) to write-off previously capitalized exploration wells (See Note 3, Property, Plant and Equipment in the Notes to Consolidated Financial Statements), and a pre-tax charge of $18 million ($14 million after income taxes) related to materials and supplies inventory recorded to Operating costs and expenses, both in the JDA, based on the regulator's notification that the current production sharing contract (PSC) for JDA Block A-18 will not be re-awarded to the existing PSC contractors upon its expiration in 2029.
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$365	$324	$721	$629
Other, net	4	2	7	4
Total revenues and non-operating income	369	326	728	633
Costs and Expenses
Operating costs and expenses	88	73	166	136
General and administrative expenses	5	6	11	12
Interest expense	50	44	99	86
Depreciation, depletion and amortization	50	47	100	94
Total costs and expenses	193	170	376	328
Results of Operations Before Income Taxes	176	156	352	305
Provision for income taxes	16	8	30	14
Net Income	160	148	322	291
Less: Net income attributable to noncontrolling interests	94	86	189	168
Net Income Attributable to Hess Corporation	$66	$62	$133	$123
Sales and other operating revenues for the second quarter and first six months of 2024 increased, compared with the corresponding periods in 2023, primarily due to higher throughput volumes. Operating costs and expenses for the second quarter and first six months of 2024 increased, compared with the corresponding periods in 2023, primarily due to higher maintenance costs. Interest expense for the second quarter and first six months of 2024 increased, compared with the corresponding periods in 2023, primarily due to higher interest rates on the credit facilities and higher borrowings on the revolving credit facility and the new $600 million 6.500% fixed-rate senior unsecured notes issued during the second quarter of 2024. DD&A expense for the second quarter and first six months of 2024 increased, compared with the corresponding periods in 2023, primarily due to additional assets placed in service. Provision for income taxes for the second quarter and first six months of 2024 increased, compared with the corresponding periods in 2023, primarily driven by increased ownership of HESM Opco by Hess Midstream LP following the equity offerings and unit repurchase transactions in 2023 and 2024.
Net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $65 million to $70 million in the third quarter of 2024.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Corporate and other expenses, net	$18	$20	$46	$59
Interest expense	86	88	173	174
Less: Capitalized interest	(30)	(10)	(53)	(15)
Interest expense, net	56	78	120	159
Corporate, Interest and Other expenses before income taxes	74	98	166	218
Provision for income taxes	—	—	—	—
Net Corporate, Interest and Other expenses after income taxes	$74	$98	$166	$218
Corporate and other expenses, net were lower in the first six months of 2024, compared with the corresponding period in 2023, primarily due to lower legal and professional fees. Interest expense, net was lower in the second quarter and first six months of 2024, compared with the corresponding periods in 2023, primarily due to higher capitalized interest associated with the Yellowtail, Uaru, and Whiptail development projects in Guyana.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Third quarter 2024 corporate and other expenses, net are expected to be approximately $20 million, and interest expense, net is expected to be in the range of $45 million to $50 million in the third quarter of 2024.
Other Items Potentially Affecting Future Results
Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, NGLs and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, crude oil storage capacity, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect our business, see Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	June 30, 2024	December 31, 2023

	(In millions, except ratio)
Cash and cash equivalents (a)	$2,025	$1,688
Current portion of long-term debt	317	311
Total debt (b)	8,865	8,613
Total equity	11,201	9,602
Debt to capitalization ratio for debt covenants (c)	30.8%	33.6%
(a)Includes $100 million of cash and cash equivalents attributable to our Midstream segment at June 30, 2024 (December 31, 2023: $6 million) of which $100 million is held by Hess Midstream LP at June 30, 2024 (December 31, 2023: $5 million).
(b)Includes $3,460 million of debt outstanding from our Midstream segment at June 30, 2024 (December 31, 2023: $3,211 million) that is non-recourse to Hess Corporation.
(c)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation’s revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2024	2023

	(In millions)
Net cash provided by (used in):
Operating activities	$2,778	$1,612
Investing activities	(2,110)	(1,662)
Financing activities	(331)	(210)
Net Increase (Decrease) in Cash and Cash Equivalents	$337	$(260)
Operating activities:  Net cash provided by operating activities was $2,778 million in the first six months of 2024 (2023: $1,612 million), while net cash provided by operating activities before changes in operating assets and liabilities was $3,321 million in the first six months of 2024 (2023: $2,006 million). Net cash provided by operating activities before changes in operating assets and liabilities increased in the first six months of 2024, compared with the corresponding period in 2023, primarily due to higher production volumes and realized selling prices. During the first six months of 2024, changes in operating assets and liabilities reduced cash flow from operating activities by $543 million primarily due to a decrease in accrued liabilities which includes a payment in connection with a legal settlement related to our former downstream business, HONX, Inc, and payments for abandonment activities. Changes in operating assets and liabilities in the first six months of 2023 reduced cash flow from operating activities by $394 million primarily due to premiums paid for crude oil hedge contracts and payments for abandonment activities.
Investing activities:  Additions to property, plant and equipment of $2,108 million in the first six months of 2024 were up $450 million, compared with the corresponding period in 2023, primarily due to higher development activities in Guyana, and higher drilling activity in the Gulf of Mexico and the Bakken.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Six Months Ended June 30,
	2024	2023

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(2,008)	$(1,639)
Increase (decrease) in related liabilities	19	88
Additions to property, plant and equipment - E&P	$(1,989)	$(1,551)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(108)	$(109)
Increase (decrease) in related liabilities	(11)	2
Additions to property, plant and equipment - Midstream	$(119)	$(107)
Financing activities: Common stock dividends paid were $271 million in both the first six months of 2024 and 2023. Net borrowings (repayments) of debt with maturities of 90 days or less related to the HESM Opco revolving credit facility. In the first six months of 2023 the proceeds from the HESM Opco revolving credit facility were used primarily to finance the repurchase of HESM Opco Class B units. Borrowings in the first six months of 2024 resulted from the issuance by HESM Opco of $600 million of 6.500% fixed-rate senior unsecured notes due in 2029, and the proceeds were primarily used to reduce debt outstanding under HESM Opco’s revolving credit facility. Net cash outflows to noncontrolling interests were $305 million in the first six months of 2024 (2023: $263 million) which included $124 million paid to GIP (2023: $100 million) for the repurchase by HESM Opco of GIP-owned Class B units. In the first six months of 2023, we received net proceeds of $167 million from the public offering of Class A shares in Hess Midstream LP.
Noncash activities: Operating right-of-use assets recorded in exchange for lease liabilities in the first six months of 2024 included $162 million related to the exercise of a renewal option for a deepwater drilling rig in the Gulf of Mexico.
Future Capital Requirements and Resources
At June 30, 2024, we had $1.9 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.2 billion. In 2024, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at June 30, 2024 will be sufficient to fund any upcoming debt maturities, and our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities. These actions are subject to certain limitations under the Merger Agreement. See Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 for a discussion of risks related to the Merger.
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at June 30, 2024:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	July 2027	$3,250	$—	$—	$—	$3,250
Committed lines	Various (a)	75	—	8	8	67
Uncommitted lines	Various (a)	83	—	83	83	—
Total - Hess Corporation		$3,408	$—	$91	$91	$3,317
Midstream
Revolving credit facility (b)	July 2027	$1,000	$—	$—	$—	$1,000
Total - Midstream		$1,000	$—	$—	$—	$1,000
(a)Committed and uncommitted lines have expiration dates through 2025.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Hess Corporation:
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). The indentures for the Corporation’s fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of June 30, 2024, Hess Corporation was in compliance with these financial covenants.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At June 30, 2024, HESM Opco had $1.4 billion of senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at June 30, 2024. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At June 30, 2024, there were no borrowings drawn under HESM Opco’s revolving credit facility, and borrowings of $393 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
Credit Ratings:
All three major credit rating agencies that rate the senior unsecured debt of Hess Corporation have assigned an investment grade credit rating. At June 30, 2024, our credit ratings were BBB- at S&P Global Ratings, Baa3 at Moody’s Investors Service, and BBB at Fitch Ratings. Subsequent to the announcement of the Merger all three agencies placed our credit ratings on review for positive action in connection with the Merger.
At June 30, 2024, HESM Opco’s senior unsecured debt is rated BB+ by S&P Global Ratings and Fitch Ratings, and Ba2 by Moody’s Investors Service.
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 13, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $232 million at June 30, 2024 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of approximately $20 million and $25 million, respectively, at June 30, 2024.
At June 30, 2024, our long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,865 million and a fair value of $9,030 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $420 million or $450 million, respectively, at June 30, 2024.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

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
•customer, regulatory and other stakeholder approvals and support, or unexpected future capital expenditures;
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
•rating agency actions and Chevron’s and Hess’ ability to access short and long-term debt markets on a timely and affordable basis; and
•other factors described in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 as well as any additional risks described in our other filings with the SEC.
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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2024.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
In order to avoid the risk that the lawsuits or demand letters delay or otherwise adversely affect the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Hess provided supplemental disclosures to the definitive proxy statement filed in connection with the Merger Agreement in Hess’s Current Report on Form 8-K, filed with the SEC on May 21, 2024. On May 31, 2024, the individual plaintiff in the above-captioned Assad v. Hess Corporation, et al., C.A. No. 2024-0468-NAC filed a notice voluntarily dismissing the action without prejudice. On June 5, 2024, the individual plaintiff in the above-captioned Globokar v. Hess Corporation, et al., 24-cv-01723, filed a notice voluntarily dismissing the action without prejudice.
Hess believes that these matters are without merit and intends to defend against the matters and any subsequent demands or filed actions. If additional similar complaints are filed or demands sent, Hess will not necessarily disclose such additional filings or demands. Hess cannot predict the outcomes of these matters.
Arbitration
On March 6, 2024, an affiliate of Exxon Mobil Corporation (Exxon Mobil) commenced arbitration proceedings regarding the applicability of the Stabroek ROFR to the Merger pursuant to the dispute resolution requirements of the Stabroek operating agreement (the Stabroek JOA). On March 11, 2024 and March 15, 2024, Hess Guyana Exploration Limited (HGEL) and an affiliate of China National Offshore Oil Corporation (CNOOC), respectively, commenced parallel arbitration proceedings regarding the applicability of the Stabroek ROFR to the Merger pursuant to the dispute resolution requirements of the Stabroek JOA. On March 26, 2024, following a joint application by the parties, the authority administering the arbitration consolidated the three arbitration proceedings. The arbitration merits hearing about the applicability of the Stabroek ROFR to the Merger has been scheduled for May 2025, with a decision expected in the following three months.
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
Item 1A. Risk Factors.
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, except for the risks associated with the proposed Merger with Chevron included in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

PART II - OTHER INFORMATION (CONT'D.)
Item 2. Share Repurchase Activities.
On March 1, 2023, our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion. This new authorization replaced our previous repurchase authorization which was fully utilized at the end of 2022. There were no shares of our common stock repurchased during the three months ended June 30, 2024. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, we are subject to certain restrictions that, among other things, restrict our ability to repurchase, redeem or retire any capital stock of the Corporation.
Item 5. Other Information.
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II - OTHER INFORMATION (CONT'D.)
Item 6.   Exhibits.

Exhibits
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: August 8, 2024